Form 10QSB
period 1996-05-31
BEXY COMMUNICATIONS INC
filed 1996-07-15
CIK 3570

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB



(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended May 31, 1996

[ ]  Transition Report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934 [No Fee Required] for the transition period from _____to______

                        Commission File Number: 2-63115


                             CHENIERE ENERGY, INC.
                       (f/k/a BEXY Communications, Inc.)
          (Name of small business issuer as specified in its charter)


          Delaware                                           95-4352386
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


                               Two Allen Center
                         1200 Smith Street, Suite 1710
                             Houston, Texas 77002
                   Issuer's Telephone Number: (713) 659-1361
           (Address and phone number of principal executive offices)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      The Registrant has 1,803,459 shares of common stock, par value $.01 per share, issued and outstanding as of May 31, 1996

                           INDEX TO QUARTERLY REPORT
                                ON FORM 10-QSB


PART I     FINANCIAL INFORMATION
                                                               Page

Item 1.    Financial Statements                                  3

Item 2.    Management's Discussion and Analysis
           or Plan of Operation                                  9


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                    11

Item 2.    Change in Securities                                 11

Item 3.    Defaults upon Senior Securities                      11

Item 4.    Submission of Matters to a Vote
           of Securities-Holders                                11

Item 5.    Other Information                                    11

Item 6.    Exhibits and Reports on Form 8-K                     12

Signatures                                                      13

                         PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.
             (Financial Statements Commence on Following Page)

                           BEXY COMMUNICATIONS, INC.
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                    MAY 31,

                                                          1996          1995
                                                      -----------    -----------
Assets
Cash                                                  $    63,541    $    78,397
 Accounts Receivable                                       68,800         63,620
 Program Inventory, Net                                    52,756        511,244
 Furniture and Fixtures, (Net of
  Accumulated Depreciation of $3,464 and $2,262)              622          1,258
 Other Assets                                               4,600         12,121
                                                      -----------    -----------

   Total Assets                                       $   190,319    $   666,640
                                                      ===========    ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
 Accounts Payable and Accrued Expenses                $    39,849    $    64,502
 Accrued Interest Expense to Related Party                 37,209         38,924
 Note Payable                                                --          180,000
 Note Payable to Related Party                               --           76,219
 Deposits                                                   2,000          2,000
 Deferred Income                                           16,000           --
                                                      -----------    -----------

   Total Liabilities                                       95,058        361,648
                                                      -----------    -----------

STOCKHOLDERS' EQUITY
 Common Stock, Par Value $.01, 25,000,000
  Shares Authorized, 1,803,459 and 1,490,951 Shares
  Issued and Outstanding                                  147,404        130,289
 Contributed Capital                                    1,116,581        915,828
 Accumulated Deficit                                   (1,138,489)      (659,910)
 Notes Receivable from Stockholders                       (30,235)       (81,212)
                                                      -----------    -----------

   Total Stockholders' Equity                              95,261        304,995
                                                      -----------    -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $   190,319    $   666,640
                                                      ===========    ===========


                           BEXY COMMUNICATIONS, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                  For the Three Months Ended     For the Nine Months Ended
                                 May 31, 1996    May 31, 1995   May 31, 1996   May 31, 1995
                                 ------------    ------------   ------------   ------------
REVENUE                           $    7,500      $   45,689    $    49,758    $   101,867

Cost of Programs and
 Distribution Fees                     3,826          40,852         29,071        125,514
                                 -----------     -----------    -----------    -----------
                                       3,674           4,837         20,687        (23,647)
                                 -----------      ----------    -----------     ----------
EXPENSES:
   Advertising                         2,042              -          10,101            225
   Salaries                               -            2,739             -           8,216
   Consulting Fees to Majority
    Shareholder                       21,000              -          59,500             -
   General and Administrative         10,116          11,510        100,545         43,574
   Depreciation                          300             302            900            906
   Interest                               -            1,718             -           6,328
   Professional Fees                  13,158           1,811         35,144          6,066
   Rent                                3,645          10,406         11,443         26,381
                                 -----------   -------------   -------------   ------------

     Total Expenses                   50,261          28,486        217,633         91,696
                                 -----------   -------------   ------------    -----------

Other Income                             540              -           1,819          4,162
                                 -----------   -------------   -------------   ------------
Net Loss                             (46,047)        (23,649)      (195,127)      (111,181)
                                ============   =============    ===========    ===========
Net Loss per Share                      (.02)           (.02)          (.10)          (.08)
                                ============   =============    ===========    ===========

Weighted Average Number of
 Shares Outstanding                1,803,459       1,455,950      1,681,203      1,450,450


                         BEXY COMMUNICATIONS, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE NINE MONTH PERIODS ENDED MAY 31,

                                                    1996           1995
                                               -------------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                     $  (195,127)    $ (111,181)
   Adjustments to Reconcile Net Loss to
    Net Cash (Used By) Operating Activities:
     Amortization of Film Costs                        2,700        58,255
     Depreciation                                        900           906
   Changes in Operating Assets and Liabilities:
     Accounts Receivable                              (5,600)      (28,420)
     Other Assets                                      2,122            -
     Accounts Payable and Accrued Expenses             3,539        19,962
     Accrued Interest Expense                         (4,981)        6,328
                                                ------------  ------------

       Net Cash (Used By) Operating Activities      (196,447)      (54,150)
                                                ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Furniture and Fixtures                   (566)           -
   Net Change in Notes Receivable                     16,439        51,788
                                                ------------  ------------
       Net Cash Provided By Investing Activities      15,873        51,788
                                                ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of Common Stock                              137,500       130,967
   Repayment of Note Payable                              -         (5,000)
   Net Repayment to Related Party                     (7,519)      (51,781)
                                                ------------  ------------
       Net Cash Provided by Financing Activities     129,981        74,186
                                                ------------  ------------

Net (Decrease) Increase in Cash                      (50,593)       71,824

CASH - BEGINNING OF YEAR                             114,134         6,573
                                                ------------  ------------

CASH - END OF YEAR                              $     63,541   $    78,397
                                                ============   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash Paid for Interest                       $      4,983   $        -
                                                ============   ===========
   Cash Paid for Income Taxes                   $          -   $     1,221
                                                ============   ===========

                           BEXY COMMUNICATIONS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MAY 31, 1996


NOTE 1 - GENERAL

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period to conform to the current periods presentation.

         The financial statements include the Company's wholly-owned subsidiary, Mar Ventures, Inc., a Delaware Corporation, which acquired substantially all of the assets and assumed substantially all of the liabilities of the Company on April 16, 1996.

         For further information refer to the financial statements and footnotes included in the Registrant's Annual Report on Form 10-KSB for the year ended August 31, 1995, which indicated a going concern report as to the Company's ability to continue in existence.

         The Results of Operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year ended August 31, 1996.

         Unclassified Balance Sheet - In accordance with the provisions of SFAS No. 53, the Company has elected to present an unclassified balance sheet.

         Per Share Information - Net loss per share for the periods presented is computed on the basis of the weighted average common shares outstanding.

NOTE 2 - REORGANIZATION AGREEMENT

         The Company entered into an Agreement and Plan of Reorganization dated as of April 16, 1996 with Cheniere Energy Operating Co., Inc. ("Operating"), the stockholders of Operating and Buddy Young. Pursuant to the Reorganization Agreement, subject to approval of the Reorganization by the stockholders of the Company, the Company will, among other things, issue shares of its common Stock equal to approximately 93% of its then issued and outstanding Common Stock and distribute the shares of common stock of Mar Ventures to the Company's stockholders of record as of May 15, 1996.

NOTE 3 - GENERAL AND ADMINISTRATIVE EXPENSES

         The Company has expended approximately $46,000 through May 31, 1996 to fund certain start-up costs of a company owned by the Company's majority shareholder. In exchange for funding the start-up costs, the majority shareholder granted the Company an option to purchase the Company for $50,000, which was terminated by the Company on April 16, 1996.

NOTE 4 - SUBSEQUENT EVENTS

         On July 3, 1996, a date subsequent to the balance sheet date , the stockholders approved a plan of reorganization to change the Company's business from the television production and health information business to the business of oil and gas exploration and exploitation, as well as related changes in the capitalization and management of the Company. A one-for-three reverse split of the Common Stock previously declared by the Board of Directors of the Company became effective immediately after the approval of the Reorganization by the Company's stockholders.

         As part of the Reorganization, the Company issued new shares of its stock in exchange for all of the stock of Operating resulting in a change in control of the Company and distributed the shares of Mar Ventures to the Company's stockholders of record as of May 15, 1996. Mar Ventures remains responsible for the liabilities of the Company prior to the date of the Reorganization, including the Company's obligations under the Reorganization Agreement.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

           On July 3, 1996 the stockholders of the Company approved a plan of reorganization (the "Reorganization") as contemplated by that certain Agreement and Plan of Reorganization dated as of April 16, 1996 (the "Reorganization Agreement") among the Company, Cheniere Energy Operating Co., Inc. ("Operating"), the stockholders of Operating and Buddy Young, the President and majority stockholder of the Company, pursuant to which the Company changed its business from the television production and health information business to the business of exploring for and exploiting oil and gas reserves. As a result, the following discussion of the results of operations of the Company should not be used as the basis for assessing the future performance of the Company. For a more detailed discussion of the Reorganization and a description of Company's current plan of operation, see the Form 8-K dated July 3, 1996 (the "Form 8-K") to be filed by the Company on or before July 18, 1996 and the Company's definitive proxy statement dated June 13, 1996 (the "Proxy Statement") distributed to the stockholders of the Company in connection with the special meeting held on July 3, 1996 to approve the Reorganization and related actions.

The description of the Reorganization contained in this Report is qualified in its entirety by reference to the Form 8-K and Proxy Statement.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MAY 31, 1996 COMPARED TO THE THREE-MONTH PERIOD ENDED MAY 31, 1995

           Revenues from the licensing of the Company's program library for the three-month period ended May 31, 1996 were $7,500 compared to $45,689 during the comparable period in 1995. This substantial decrease resulted from the expiration of licensing agreements for the Company's program library and management's focus on the negotiation and consummation of the Reorganization.

           The cost of programs and distribution fees during the three-month period ended May 31, 1996 decreased $37,026 or 91% from the comparable period in 1995 primarily because of the significant amortization costs incurred in such period in 1995.

           Expenses during the three-month period ended May 31, 1996 increased $21,775 or 43% from the comparable period in 1995 primarily as a result of the $21,000 consulting fee paid to the Company's majority stockholder during such period in 1996 which was not incurred during such period in 1995, the increase in advertising expense to $2,042 in the three-month period ended May 31, 1996 from none during the comparable period in 1995 and the increase in professional fees paid to $13,158 from $1,811 during the comparable period in 1995. These increased expenses were partly offset by a reduction in rent expense incurred to $3,645 compared to $10,406 incurred in the comparable period in 1995 and the elimination of expense attributable to interest and salaries incurred during the comparable period in 1996 of $1,718 and $2,739, respectively.

           The Company's net loss for the three-month period ending May 31, 1996 increased by $22,398 or 49% from the comparable period in 1995. The increase in net loss was primarily the result of the substantial decrease in revenues and increase expenses described above, offset in part by lower cost of programs and distribution fees.

RESULTS OF OPERATIONS FOR THE NINE-MONTH PERIOD ENDED MAY 31, 1996 COMPARED TO THE NINE-MONTH PERIOD ENDED MAY 31, 1995

           Revenues from the licensing of the Company's program library for the nine-month period ended May 31, 1996 were $49,758 compared to $101,867 during the comparable period in 1995. This substantial decrease resulted from the expiration of licensing agreements for the Company's program library and management's focus on the negotiation and consummation of the Reorganization.

           The cost of programs and distribution fees during the nine-month period ended May 31, 1996 decreased $96,446 or 77% from the comparable period in 1995 primarily because of the significant amortization costs incurred in such period in 1995.

           Expenses during the nine-month period ended May 31, 1996 increased $125,937 or 137% from the comparable period in 1995 primarily as a result of an increase of $56,971 in General and Administrative expense, additional expense of consulting fees incurred of $59,500 paid to the Company's majority stockholder during such period which was not incurred during such period in 1995, the increase in advertising expense to $10,101 during the nine-month period ended May 31, 1996 from $225 during the comparable period in 1995 and the increase in professional fees incurred to $35,144 from $6,066 during the comparable period in 1995. These increased expenses were partly offset by a reduction in rent incurred to $11,443 in the nine-month period ended May 31, 1996 compared to $26,381 incurred in the comparable period in 1995 and the elimination of expense attributable to interest and salaries of $6,328 and $8,216, respectively.

           The Company's net loss for the nine-month period ending May 31, 1996 increased by $83,946 or 76% from the comparable period in 1995. The increase in net loss was primarily the result of the substantial decrease in revenues and increase expenses described above, offset in part by lower cost of programs and distribution fees.

LIQUIDITY AND CAPITAL RESOURCES

           As of May 31, 1996 the Company had working capital of $37,288. The Company's cash and accounts receivable as at such date were insufficient to ensure the Company's continued existence as a going concern. During the nine-month period ended May 31, 1996, the Company had a negative cash flow from operating activities of $196,447. Management of the Company anticipates that the current cash flow requirements of the Company would be satisfied by the consummation of the Reorganization as contemplated by the Reorganization Agreement.

                           PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

           None.

ITEM 2.    CHANGE IN SECURITIES.

           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

           None

ITEM 5.    OTHER INFORMATION.

           On July 3, 1996, a special meeting of stockholders of the Company was called (the "Special Meeting") to approve the Reorganization, including the divestiture of the then existing television production and health information business of the Issuer, and the exchange of the outstanding capital stock of Operating for an aggregate of approximately 93% of the issued and outstanding capital stock of the Company, and, in connection therewith, to amend the certificate of incorporation of the Company as follows:

     1. to change the authorized capital stock of the Issuer to a total of 21,000,000 shares, comprised of 20,000,000 shares of Common Stock, par value $.003 per share, and 1,000,000 shares of preferred stock, the rights, powers and preference of which shall be set by resolution of the Board of Directors of the Company;

     2. to change the name of the Company to Cheniere Energy, Inc. from BEXY Communications, Inc.; and

     3. to add a provision limiting the liability of the Company's directors and to provide for indemnification of officers and directors of the Company to the fullest extent permitted by Delaware law.

           In addition, at the Special Meeting, the stockholders of the Company elected three new directors nominated by Operating to replace the existing directors of the Company who resigned effective the date of the Special Meeting. Immediately following the consummation of the Reorganization, the Board of Directors of the Company elected an additional director and elected new executive officers of the Company.

           In addition, immediately following the amendment of the Company's certificate of incorporation, but immediately prior to the issuance of shares of Common Stock to the stockholders of Operating, the Company effected a one-for-three reverse stock split.

ITEM  6.   EXHIBITS AND REPORTS ON FORM 8-K.

           (a)  See Exhibit Index.

           (b)  None.

                                  SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CHENIERE ENERGY, INC.


Dated:  July 12, 1996               By:   /s/ WILLIAM D. FORSTER
                                          ----------------------
                                          William D. Forster,
                                          President and Chief Operating
                                          Officer (principal executive
                                          officer)



                                    By:   /s/ CHARIF SOUKI
                                          Charif Souki,
                                          Secretary and Chief Financial
                                          Officer (principal financial
                                          and accounting officer)

                               EXHIBIT INDEX


      Exhibit No.       Description                       Page No.

           2            Agreement and Plan of                *
                        Reorganization dated as of
                        April 16, 1996 among the
                        Company, Operating, the
                        Stockholders of Operating and
                        Buddy Young

           3            Amended and Restated                 **
                        Certificate of Incorporation

          21            Subsidiaries                         15

          27            Financial Data Schedule

- -----------

* Incorporated by reference to Exhibit B to the definitive proxy statement of the Company dated June 13, 1996.


** Incorporated by reference to Exhibit A to the definitive proxy statement of the Company dated June 13, 1996.