Form 10-K
period 1996-08-31
CHENIERE ENERGY INC
filed 1996-11-27
CIK 3570

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                   FOR THE FISCAL YEAR ENDED AUGUST 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                          COMMISSION FILE NO. 2-63115

                             CHENIERE ENERGY, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 95-4352386
   (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)


      1200 SMITH ST. SUITE 1710                        77002-4312
           HOUSTON, TEXAS                              (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)

      Registrant's telephone number, including area code: (713) 659-1361

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $0.03 PAR VALUE
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $19,446,458 as of November 22, 1996.

  10,624,794 shares of the registrant's Common Stock were outstanding as of November 22, 1996.



-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             CHENIERE ENERGY, INC.

                               INDEX TO FORM 10-K

                                                                           PAGE
                                                                           ----
PART I
Items 1 and 2. Business and Properties....................................   3
Item 3. Legal Proceedings.................................................  14
Item 4. Submission of Matters to a Vote of Security Holders...............  14
PART II
Item 5. Market for Registrant's Common Equity and Related Shareholder
        Matters...........................................................  15
Item 6. Selected Financial Data...........................................  15
Item 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.............................................  16
Item 8. Financial Statements and Supplementary Data.......................  18
Item 9. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure..............................................  30
PART III
Item 10. Directors and Executive Officers of the Registrant...............  30
Item 11. Executive Compensation...........................................  31
Item 12. Security Ownership of Certain Beneficial Owners and Management...  33
Item 13. Certain Relationships and Related Transactions...................  33
PART IV
Item 14. Exhibits, Consolidated Financial Statements and Reports on Form
         8-K..............................................................  34
SIGNATURES................................................................  35

                                    PART 1

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

THE COMPANY

  Cheniere Energy, Inc. ("Cheniere," together with Cheniere Operating (as defined below), the "Company") is the owner of 100% of the outstanding common stock of Cheniere Energy Operating Co., Inc. ("Cheniere Operating"). Cheniere Operating is a Houston-based company formed for the purpose of oil and gas exploration and exploitation. Cheniere Operating was incorporated in Delaware in February 1996 under the name FX Energy, Inc.

  On July 3, 1996 Cheniere Operating consummated the transactions (the "Reorganization") contemplated in the Agreement and Plan of Reorganization (the "Reorganization Agreement") dated April 16, 1996 between Cheniere Operating and Bexy Communications, Inc., a publicly held Delaware corporation ("Bexy"). Pursuant to the terms of the Reorganization Agreement, (i) Bexy transferred its existing assets and liabilities to Mars Ventures, Inc. ("Mars Ventures"), a newly created, wholly owned subsidiary of Bexy; (ii) the shareholders of Cheniere Operating transferred all the issued and outstanding capital stock of Cheniere Operating to Bexy in exchange for approximately 8.3 million newly issued shares of Bexy common stock; (iii) Bexy distributed all the issued and outstanding capital stock of Mars Ventures to the Original Bexy Stockholders; and (iv) Bexy changed its name to Cheniere Energy, Inc. Immediately following the reorganization, the former shareholders of Cheniere Operating held 93 percent of the issued and outstanding stock of Cheniere, and the Original Bexy Stockholders held the remaining seven percent of the outstanding capital stock of Cheniere.

  The Common Stock of the Company is traded on the over-the-counter market and quoted on the OTC Bulletin Board (the "Bulletin Board") of the National Association of Securities Dealers (the "NASD") (ticker symbol "CHEX") with 10,624,794 shares outstanding as of November 22, 1996. The Company has applied for a Nasdaq SmallCap Market listing.

  The Company's principal executive offices are located at Two Allen Center, 1200 Smith Street, Suite 1710, Houston, Texas 77002. The Company's telephone number is (713) 659-1361.

GENERAL

  The Company is currently involved in a joint exploration program which is engaged in the exploration for oil and natural gas along the Gulf Coast of Louisiana, onshore and in the shallow waters of the Gulf of Mexico. The Company commenced its oil and gas activities in April 1996 through such joint exploration program, and since July 3, 1996 has been publicly traded under the name Cheniere Energy, Inc.

  The Company is involved with one major project in the pre-drilling stage. The Company entered into a joint exploration program pursuant to an Exploration Agreement dated April 4, 1996 between FX Energy, Inc., now known as Cheniere Operating, and Zydeco Exploration, Inc. ("Zydeco"), an operating subsidiary of Zydeco Energy, Inc. (the "Exploration Agreement"), with regard to a new proprietary 3-D seismic exploration project in southern Louisiana (the "3-D Joint Venture"). The Company has the right to earn up to a 50% participation in the 3-D Joint Venture. The Company believes that the 3-D seismic survey (the "Survey") is the first of its size that crosses the coastline within the Transition Zone of Louisiana, an area extending a few miles on either side of the Louisiana State coastline. The Survey is to be conducted over certain areas located within a total area of approximately 255 square miles running 5 miles south and generally 3 to 5 miles north of the coastline in the most westerly 28 miles of West Cameron Parish, Louisiana (the "Survey AMI"). Currently, the 3-D Joint Venture has permits and similar rights to survey approximately 84% (210 square miles) of the Survey AMI and is attempting to acquire rights to survey additional portions of the Survey AMI. Accordingly, the 3-D Joint Venture does not currently have rights to survey the entire Survey AMI and the extent of the Survey AMI which the 3-D Joint Venture will be entitled to survey is dependent upon its ability to obtain survey permits and similar rights. The 3-D Joint Venture will survey specific sections selected by it within the areas covered by such permits and rights. See "--Permit and Lease Status Within the Survey AMI." A seismic data acquisition contract has been signed and the 3-D Joint Venture has begun to conduct the Survey.

  On July 26, 1996, the Company signed a Letter of Intent with Poseidon Petroleum, LLC ("Poseidon") to purchase Poseidon's 47% working interest in undeveloped reserves in the Bonito Unit of the Pacific Outer Continental Shelf, offshore Santa Barbara County, California (the "Poseidon Interest"). The parties are conducting due diligence and are negotiating a definitive purchase and sale agreement and related documentation. The transactions contemplated in the Letter of Intent may be terminated by either party upon the occurrence of certain events and there can be no assurance that the Company will successfully consummate such transactions. Moreover, if such transactions are consummated, the Company expects that development of the reserves will not occur for at least five years. There can be no assurance that the Company will successfully develop the reserves or that production of the reserves will be economically viable.

  The Company has not yet established oil and gas production, nor has it booked proven oil and gas reserves.

BUSINESS STRATEGY

  The Company's objective is to increase the net value of its assets per share by growing its oil and gas reserves in a cost efficient manner. The Company intends to pursue this objective by following an integrated strategy that includes the following elements:

 . FOCUS ON FEW PROJECTS WITH LARGE RESERVE POTENTIAL.

  Louisiana Gulf Coast Transition Zone. The Company's current activities are focused within one area, the Transition Zone of Louisiana. The Company believes that the Transition Zone, including the westernmost 28 miles of Louisiana coastline that are within the Survey AMI, has significant remaining undiscovered reserves. The 3-D Joint Venture therefore plans to focus its efforts on certain areas, all located within The Survey AMI. In addition, the substantial infrastructure along the Gulf Coast and in the shallow Gulf of Mexico facilitates the timely development of oil and gas discoveries at relatively attractive capital costs compared to those in some other geographic regions. The Company's officers and the Zydeco staff have extensive experience both onshore and offshore in the Gulf Coast and believe the 3-D Joint Venture is well positioned to evaluate, explore and develop properties in the area.

  Offshore California. The Company has signed a Letter of Intent with Poseidon to purchase Poseidon's 47% working interest in undeveloped reserves in the Bonito Unit of the Pacific Outer Continental Shelf, offshore Santa Barbara County, California. An independent reserve report is being prepared to determine an estimate of the volume of undeveloped oil and gas reserves attributable to the Poseidon Interest. The parties are conducting due diligence and are negotiating a definitive purchase and sale agreement and related documentation. The transactions contemplated in the Letter of Intent may be terminated by either party upon the occurrence of certain events and there can be no assurance that the Company will successfully consummate such transactions. Moreover, if such transactions are consummated, the Company expects that development of the reserves will not occur for at least five years. There can be no assurance that the Company will successfully develop the reserves or that the reserves will yield sufficient quantities of oil and gas to be economically viable.

 . MAINTAIN A SIGNIFICANT WORKING INTEREST IN EACH PROJECT. The Company has the right to earn up to a 50% participation in the 3-D Joint Venture. Under the terms of the Exploration Agreement, the Company must timely meet its payment obligations to the 3-D Joint Venture in order to reach a 50% participation. The Company does not intend to be an operator in the area, but intends to maintain a significant working interest to better leverage its administrative and technical resources and to better influence operator decisions.

 .  UTILIZE THE LATEST EXPLORATION, DEVELOPMENT AND PRODUCTION TECHNOLOGY. The
   Company intends to use the latest technology to enhance the efficiency and economy of its exploration, development and production efforts. These include the use of advanced 3-D seismic acquisition and processing techniques in the Survey AMI.

 . CONTROL OVERHEAD COSTS. The Company plans to maintain a small, but experienced working staff, and to leverage their talents by focusing on a relatively few projects which have high reserve potential in which it can obtain a high working interest, and to employ outside consultants and seek industry partners with the appropriate geographic and technical experience. Currently, the Company has no employees other than its executive officers and one administrative assistant.

THE 3-D JOINT VENTURE EXPLORATION PROJECT IN WEST CAMERON PARISH, LOUISIANA TRANSITION ZONE

  The Company's first exploration project is the 3-D Joint Venture, in which the Company has the right to earn up to a 50% participation, in a new proprietary 3-D seismic exploration project that the Company believes will be the largest of its kind that crosses the coastline within the Louisiana Transition Zone. The Survey AMI covers approximately 255 square miles situated onshore and offshore over the most westerly 28 miles of the shoreline in West Cameron Parish, Louisiana.

  The 3-D Joint Venture must obtain permits or similar rights to survey the areas located within the Survey AMI. Currently, the 3-D Joint Venture has rights to Survey 51,360 net acres of Louisiana State Waters, pursuant to an exclusive permit, approximately 23,000 acres of Federal OCS Waters and certain privately held areas onshore which together constitute approximately 84% (210 square miles) of the Survey AMI and is attempting to acquire rights from additional private owners. There can be no assurance that the 3-D Joint Venture will successfully obtain rights to survey additional portions of the Survey AMI. The 3-D Joint Venture intends to survey specific sections selected by it within the areas covered by its permits and similar rights. See "-- Permit and Lease Status Within the Survey AMI." The Company believes that survey sites located within the Survey AMI have the potential for containing substantial undiscovered oil and gas reserves, based on the number and size of existing fields in and around the Survey AMI, the low level of historical exploration in the Survey AMI and the exploration success resulting from a speculative 3-D seismic survey shot by an independent geophysical services company in the adjacent Federal offshore area. An acquisition contract with Grant Geophysical, Inc. has been signed and the 3-D Joint Venture has begun to conduct the Survey.

 3-D Joint Venture Exploration Agreement

  Under the terms of the Exploration Agreement, Cheniere Operating is obligated to pay 100% of the Seismic Costs (as defined below) up to $13.5 million (subject to adjustment as described in the following sentence) in accordance with a fixed schedule of monthly payments, and 50% of the excess of any such costs, to acquire a 50% working interest participation in the leasing and drilling of all Prospects (as defined below) generated by Zydeco within the Survey AMI. If premiums required for turnkey contracts cause total Seismic Costs to exceed $13.5 million, Cheniere Operating will bear 100% of Seismic Costs only up to $13 million, and Seismic Costs greater than $13 million will be borne equally by Cheniere Operating and Zydeco. "Seismic Costs" are defined in the Exploration Agreement to include the following, inter alia: costs paid to third parties for acquiring and processing seismic data; turnkey contracts; legal costs; options to lease land and leases of land; and the cost of seismic permits including the seismic permit granted by the State of Louisiana discussed below. See "--Permit and Lease Status Within the Survey AMI-Offshore Area."

  Under the terms of the Exploration Agreement, Zydeco will perform, or cause to be performed, all of the planning, land, geologic and interpretative functions necessary to the project and will design and oversee the acquisition and processing of seismic data, interpret results, acquire leases and generate Prospects. The term "Prospect" is defined in the Exploration Agreement as a block of acreage suitable for exploration and includes the leasehold, operating, nonoperating, mineral and royalty interests, licenses, permits and contract rights relating thereto. Cheniere Operating has the right to review all data and may elect to generate its own Prospects. Neither party to the 3-D Joint Venture is permitted to sell or license the data without the other party's approval.

  As described above, under the terms of the Exploration Agreement, Cheniere Operating is obligated to make payments for the Seismic Costs into a joint venture account (the "Joint Venture Account"). The Exploration Agreement originally provided for an initial installment of $3 million to be paid by May 15, 1996, which was extended to June 14, 1996 by agreement of the parties. Subsequent payments were due on the last day of each of the months of June 1996 through February 1997. Each of the payments was required to be in the amount of $1 million with the exception of the payments at the end of September 1996 and February 1997 which were required to be for $2 million and $1.5 million, respectively (although the February 1997 payment may be reduced to $1.0 million under certain circumstances described above).

  Pursuant to the Second Amendment to the Exploration Agreement dated August 5, 1996, Cheniere Operating was required to make the payments due on June 30, 1996 and July 30, 1996 on August 5, 1996 and October 31, 1996, respectively. Such payments have been timely made. At August 31, 1996, Cheniere Operating had paid $4 million to the Joint Venture Account, and subsequently advanced payments of $1 million each on September 4, 1996 and October 31, 1996. Total such payments for Seismic Costs at October 31, 1996 were $6 million. Effective October 31, 1996, the Company and Zydeco amended the Cheniere Agreement (Third Amendment to the Exploration Agreement dated October 31, 1996) to delay the timing of the remaining payments required to be paid consistent with Zydeco's current expectations of the timing of costs to be incurred on the project. The remaining payments are due on the last days of November 1996, and January, February and March of 1997. A failure by Cheniere to make the November payment on such date will be treated as a Discontinuance (as defined below). Each of the payments is required to be in the amount of $2 million, with the exception of the final payment due at the end of March 1997, which is required to be in the amount of $1.5 million. Cheniere intends to make its future payments under the amended Exploration Agreement, however, the Company does not have sufficient capital to cover such payments and there can be no assurance that the Company will secure the necessary funds.

  In the event Cheniere Operating fails to make a scheduled payment into the Joint Venture Account within 30 days after the date such payment is due (a "Discontinuance"):

  (i) The obligation and right of Cheniere Operating to make such payments will terminate. Zydeco would have the right to complete the acquisition and processing of seismic data with the cooperation or assistance of other companies. In addition, Cheniere Operating's Prospect ownership interest would be limited to the total amount of its contribution to the Joint Venture Account, divided by twice the amount of funds expended for Seismic Costs, expressed as a percentage. For example, if Cheniere Operating made a total contribution of $6 million to the Joint Venture Account, prior to a Discontinuance, and total Seismic Costs were $13.5 million, Cheniere Operating's Prospect ownership interest would be limited to 22.2%;

    (ii) If following a Discontinuance, Zydeco contributes funds that otherwise were required to have been provided by Cheniere Operating under the terms of the Exploration Agreement, Zydeco shall be entitled to receive back such funds, together with interest thereon at the prime interest rate, from revenues attributable to Cheniere Operating's interest in any Prospect (including, without limitation, any working interest or overriding royalty interest revenues from production or front end proceeds attributable to such interest when owned by Cheniere Operating under the applicable operating agreement or proceeds from the sale or license of seismic data);

    (iii) Subject to (iv) immediately below, if a Discontinuance occurs, and Zydeco does not itself fund the deficient Seismic Costs, Zydeco may sell, trade, farm-out, lease, sublease or otherwise trade (collectively, a "Trade") the aggregate (i.e., both that of Zydeco and Cheniere Operating) Prospect interests to any party on arms' length terms. For this purpose the aggregate Prospect interests includes all seismic data acquired, and revenues from a Trade include seismic data sale or license proceeds. Any revenues accruing from a Trade shall be applied toward the cost of completing the project contemplated under the Exploration Agreement; and

    (iv) Should Cheniere Operating have funded $8,000,000 or more prior to the Discontinuance, then the parties will treat Cheniere Operating as having earned a vested Prospect ownership interest of 25%, which shall not be subject to any Trade, and any revenues from a Trade, which would in this instance cover a 75% Prospect ownership interest, shall be shared 33 1/3% by Cheniere Operating and 66 2/3% by Zydeco.

  Prospect Expenses (as defined below) are to be borne equally by Zydeco and Cheniere Operating; provided, however, that in the event of a Discontinuance, Cheniere Operating shall bear a percentage of the Prospect Expenses equal to its Prospect ownership interest. "Prospect Expenses" are defined in the Exploration Agreement as: lease bonuses and brokerage for leases; delay or shut in rental payments on leases or interest acquired under the Exploration Agreement; engineering costs; and certain other costs related to Prospects. If Cheniere Operating fails to pay its share of Prospect Expenses within 30 days of receipt of a bill therefor, it will be deemed to have declined to participate in the Prospect and will have no interest or liability related to the Prospect in question.

  In the event that Zydeco incurs a contractual liability to a third party in performing its undertakings under the Exploration Agreement, such contractual liability shall be treated as a Prospect Expense. In the event that Zydeco incurs a tort liability to a third party in performing its undertakings under the Exploration Agreement, and such liability is a result of gross negligence or willful malfeasance, such liability, and all attorneys fees and expenses relating thereto, shall be solely Zydeco's responsibility. In the event that Zydeco incurs a tort liability to a third party in performing its undertakings under the Exploration Agreement, and such liability is not a result of gross negligence or willful malfeasance, such liability, and all attorneys' fees and expenses relating thereto, shall be borne equally by the Company and Zydeco.

 Location and Hydrocarbon Potential of the Survey Area

  The Survey AMI, which contains the specific areas to be covered by the Survey, lies within a highly prolific natural gas region. Nevertheless, the Transition Zone has been relatively less explored to date as compared to exclusively onshore or offshore regions because of the relatively high cost and logistical and technical difficulties associated with conducting modern seismic surveys over the diverse environments encountered along the coast. An additional impediment has been the difficulty of negotiating with sophisticated landowners who control most of the area close to the Louisiana coastline. The paucity of modern seismic data has limited the drilling density: the spacing of exploration wells testing the primary objective section, outside of the known fields, is less than one well per five square miles. Importantly, recent declines in the cost of supercomputing workstations which can be employed in processing and interpreting seismic data have made projects such as this Transition Zone venture technically and economically feasible.

  The Louisiana Transition Zone contains the Miocene Trend which has produced many of the largest oil and gas fields in the continental United States and its territorial waters. Objectives within the Miocene Trend have excellent reservoir characteristics and have historically exhibited multiple pay zones, which can allow a single strategically placed well bore to drain multiple reservoirs. Given the relatively low level of historical exploration and the high recovery factors characterizing the Louisiana Transition Zone, the Company believes that this zone has the potential for containing substantial undeveloped oil and gas reserves. Miocene age reservoirs in fields overlapping the Survey AMI have produced in excess of 3 trillion cubic feet (tcf) of natural gas. Along the northeast quadrant of the Survey AMI the Mud Lake and Second Bayou Fields have cumulatively produced more than 1.3 tcf of natural gas to date, with more than 250 billion cubic feet (bcf) having been produced from one well. In the southwestern quadrant of the Survey AMI, the West Cameron Block 17 Field in the State and Federal waters has cumulatively produced more than 980 bcf to date. Numerous other smaller, but still significant, oil and gas fields surround and overlay the area.

  Immediately to the south of the Survey Area, a successful industry drilling program based partly on a speculative 3-D survey provides an analogy that illustrates the remaining potential for new discoveries in an area already densely shot with 2-D seismic, and the contribution which new 3-D seismic can make. In 1989, a 3-D seismic survey shot by an independent geophysical services company along the shallow Federal waters in the western part of the Western Cameron area led to 3 new field discoveries. Together with another discovery made coincident with the 3-D survey, these four new fields have produced approximately 320 bcfe of natural gas to date from 15 boreholes. The middle to lower Miocene reservoir section has excellent flow characteristics, as can be seen by the per well recoveries, 21 bcfe of natural gas to date, in the area of the adjacent shoot. In addition to the volumes produced from these discoveries, additional reserves have been brought on through exploitation wells drilled into existing fields.

  The entire Survey AMI is located within an existing pipeline infrastructure. As a result, it will generally be quicker and less costly to develop and connect reserves found onshore and in the shallow offshore areas to markets than would be the case for reserves found in deeper water areas. The Louisiana Gulf Coast/Gulf of Mexico region enjoys easy access to the premium-priced markets of the East Coast.

 Permit and Lease Status Within the Survey AMI

  The 3-D Joint Venture will survey only certain sections lying within the Survey AMI. The area to be covered by the Survey is dependent upon the status of permits granting the 3-D Joint Venture the right to Survey certain areas and its ability to obtain such permits or similar rights in the future.

  Offshore Area--State Waters Exclusive Permit and Federal Offshore Permits. On February 14, 1996, the State of Louisiana awarded Zydeco the exclusive right (the "Louisiana Seismic Permit", dated February 19, 1996) to shoot and gather seismic data over the 51,360 net unleased acres of Louisiana State waters (running out to a 3 1/2 mile limit located within the Survey AMI) in the western half of West Cameron Parish. The term of the Louisiana Seismic Permit is for 18 months and may be extended at Zydeco's option for an additional 6 months by payment of an additional fee of $391,876.80. During this term Zydeco has the exclusive right to nominate blocks of acreage for leasing in the covered State waters.

  The Survey AMI includes an area running southward up to 2 miles into Federal waters. Zydeco's seismic contractor, Grant Geophysical, Inc., has received approval from the U.S. Government to survey over approximately 23,000 acres of Federal offshore lands located within the Survey AMI. Although Zydeco has no exclusive rights regarding leases in the Federal waters, several offshore lease blocks held by industry and covered by the Survey are scheduled to expire within the next two years and may then be available for leasing.

  Onshore Area--Prospective Permits, Lease Options, and Farmouts. Zydeco is in negotiations to obtain variously, farmouts, seismic permits or lease options, with owners of the mineral interests covering approximately 85,000 additional acres of privately owned lands lying under the onshore portion of the Survey AMI ("Onshore Area"). The outcome of these discussions will effect the exact delineation of the areas which will be subject to the Survey within the Survey AMI. As of this date, seismic permits or options covering over 54,000 acres of the Onshore Area have already been obtained.

 Technological Aspects of 3-D Seismic Shoot and Prospect Generation

  The Company believes that recently developed seismic processing and interpretation technology, including some key technology which Zydeco has licensed for use in Southern Louisiana on an exclusive basis, has now evolved to a point where quality control for a Transition Zone survey will be improved significantly. The Survey will incorporate certain of these new techniques for the first time in a major seismic survey. Moreover, the Company believes that the areal extent of the Survey, which is unusually large for a shallow water/onshore seismic survey should permit better imaging of the subsurface, particularly of the deeper zones.

  The design of the Survey has been led by Rudy Prince, Zydeco's Vice-Chairman, who was formerly CEO and a founder of Digicon Geophysical Corp., a seismic services company. A primary objective of the Survey is to provide for accurate and consistent data sufficient for analysis of hydrocarbon indicators in a depth range of 8,000-20,000 feet at an attractive price. The design will employ technology referred to as "wavefield imaging", for which Zydeco has obtained an exclusive license for use in the Louisiana Transition Zone (from Wavefield

Imaging, Inc.). The approach combines a relatively lower density array of shots and receivers with 3-D prestack migration. Moreover, the Company believes that the use of a single type of shot, dynamite, and a single type of receiver, hydrophone, across the coastline, will simplify and improve seismic processing across the different Transition Zone environments.

  Data Acquisition. The Company believes that use of similar source (dynamite) and receiver (hydrophone) components laid out in a symmetrical array across the shoreline will eliminate the problems of integrating two different types of data sets (land and marine) and improve data consistency. A limited amount of airgun source data will be acquired in the Federal waters and around the few producing fields. A primary consideration in the design, the relatively deep zones of interest (8,000-20,000 feet), calls for long north-south transects (up to 10 miles) to improve the quality of deep data.

  Data Transmission, Processing and Interpretation. Data will be transferred daily from the field crew to Zydeco's headquarters in Houston, where it will undergo nearly real-time processing. This procedure will allow Zydeco to closely monitor 3-D data quality and make adjustments to the acquisition parameters if necessary. This new technology also significantly reduces the delay time between the Survey itself and ultimate drilling decisions. In combination with a reduced cost design for field data acquisition, Zydeco will employ a proven technology, 3-D prestack migration, in seeking to obtain superior quality subsurface images. To maximize quality control and minimize delays Zydeco will process the data in-house. Having completed seismic processing, Zydeco will also employ state of the art Computer Aided Exploration (CAEX) interpretation techniques to locate and define drilling prospects.

 Schedule for the 3-D Joint Venture

  While the Louisiana Seismic Permit, whose primary 18 month term expires in August 1997, may be extended at Zydeco's option until February 19, 1998 by payment of an additional fee of $391,876.80, Zydeco presently plans to adhere to the schedule summarized below:

  2nd Quarter 1996-1st Quarter 1997 --Onshore Permitting and Lease Optioning

  3rd Quarter 1996-2nd Quarter 1997 --Conduct Seismic Survey and Simultaneously
                                      Begin Processing & Interpretation of Data
                                      Received

  2nd Quarter 1997-3rd Quarter 1997 --Continue Survey, Processing &
                                      Interpretation, and Identify Prospects

  4th Quarter 1997                  --Nominate and Bid State Leases, Exercise
                                      Lease Options Onshore; Propose, Contract for Drilling, and Commence Drilling of First Prospects

  Under the terms of the Louisiana Seismic Permit, the 3-D Joint Venture will be liable to pay penalties of $783,753.60 in the event it fails to (i) complete the acquisition of the seismic data covering the entire area subject to such Permit or (ii) provide access to such data to the State of Louisiana in a timely manner. Under the terms of the Exploration Agreement, any such penalties payable under the Louisiana Seismic Permit shall be borne equally by Zydeco and the Company. There can be no assurance that the 3-D Joint Venture will complete its scheduled activities within the time period of the Louisiana Seismic Permit. Failure of the 3-D Joint Venture to complete its scheduled activities within the term of the Louisiana Seismic Permit would materially and adversely affect the value of the Company's interest in the Joint Venture.

  Zydeco and the Company have designated the entire Survey AMI (onshore and offshore) as an area of mutual interest for five years ending May 15, 2001, during which period the two companies may continue to drill, test, and develop prospects within the Survey AMI. Any interest taken by either Zydeco or the Company, during such period, in any agreement or arrangement which creates or effects an interest in hydrocarbons in lands within the Survey AMI, or an acquisition of a contractual right to acquire such an interest shall be deemed taken for development under the Exploration Agreement. The party acquiring such an interest must offer to the other party the right, which may be waived by such other party, to participate in the rights and obligations associated with such interest in proportion to their respective Prospect ownership interests.

COMPETITION AND MARKETS

  Competition in the industry is intense, particularly with respect to the acquisition of producing properties and proved undeveloped acreage. The Company competes with the major oil companies and other independent producers of varying sizes, all of which are engaged in the exploration, development and acquisition of producing and non-producing properties. Many of the Company's competitors have financial resources and exploration and development budgets that are substantially greater than those of the Company, which may adversely affect the Company's ability to compete.

  The availability of a ready market for and the price of any hydrocarbons produced by the Company will depend on many factors beyond the control of the Company, including the extent of domestic production and imports of foreign oil, the marketing of competitive fuels, the proximity and capacity of natural gas pipelines, the availability of transportation and other market facilities, the demand for hydrocarbons, the political conditions in international oil producing regions, the effect of federal and state regulation of allowable rates of production, taxation and the conduct of drilling operations and federal regulation of natural gas. In the past, as a result of excess deliverability of natural gas, many pipeline companies have curtailed the amount of natural gas taken from producing wells, shut-in some producing wells, significantly reduced gas taken under existing contracts, refused to make payments under applicable "take-or-pay" provisions and have not contracted for gas available from some newly completed wells. The Company can give no assurance that such problems will not arise again. In addition, the restructuring of the natural gas pipeline industry has eliminated the gas purchasing activity of traditional interstate gas transmission pipeline buyers.

  Producers of natural gas, therefore, have been required to develop new markets among gas marketing companies, end users of natural gas and local distribution companies. All of these factors, together with economic factors in the marketing area, generally may affect the supply and/or demand for oil and gas and thus the prices available for sales of oil and gas.

GOVERNMENTAL REGULATION

  The Company's oil and gas exploration, production and related operations are subject to extensive rules and regulations promulgated by Federal and state agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases the Company's cost of doing business and affects its profitability. Because such rules and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such laws.

  Production. In most, if not all, areas where the Company may conduct activities, there may be statutory provisions regulating the production of oil and natural gas under which administrative agencies may promulgate rules in connection with the operation and production of both oil and gas wells, determine the reasonable market demand for oil and gas, and establish allowable rates of production. Such regulation may restrict the rate at which the Company's wells produce oil or gas below the rate at which such wells would be produced in the absence of such regulation, with the result that the amount or timing of the Company's revenues could be adversely affected.

  Regulation of Operations on Outer Continental Shelf. The Company plans to acquire oil and gas leases in the Gulf of Mexico. The Outer Continental Shelf Lands Act ("OCSLA") requires that all pipelines operating on or across the Outer Continental Shelf (the "OCS") provide open-access, non-discriminatory service. Although the Federal Energy Regulatory Commission ("FERC") has opted not to impose the regulations of Order No. 509, in which the FERC implemented the OCSLA, on gatherers and other non-jurisdictional entities, the FERC has retained the authority to exercise jurisdiction over those entities if necessary to permit non-discriminatory access to service on the OCS. In this regard, the FERC recently issued a Statement of Policy ("Policy Statement") regarding the application of its jurisdiction under the Natural Gas Act of 1938 ("NGA") and the OCSLA over natural gas facilities and service on the OCS. In the Policy Statement the FERC concluded that facilities located in water depths of 200 meters or more shall be presumed to have a primary purpose of gathering up to the point of interconnection with the interstate pipeline grid. FERC has determined that gathering facilities are outside of its jurisdiction. While it is not possible to determine what the actual impact of this new policy will be, since FERC has determined that it will no longer regulate the rates and services of OCS transmission facilities under the NGA, it is possible that the Company could experience an increase in transportation costs associated with its OCS natural gas production and, possibly, reduced access to OCS transmission capacity.

  Certain operations the Company conducts are on federal oil and gas leases, which the Minerals Management Service (the "MMS") administers. The MMS issues such leases through competitive bidding. These leases contain relatively standardized terms and require compliance with detailed MMS regulations and orders pursuant to the OCSLA (which are subject to change by the MMS). For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the OCS to meet stringent engineering and construction specifications. The MMS has proposed additional safety-related regulations concerning the design and operating procedures for OCS production platforms and pipelines. The MMS has postponed its decision regarding the adoption of these regulations in order to gather more information on the subject. The MMS also has regulations restricting the flaring or venting of natural gas, and has recently amended such regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization except under certain limited circumstances. Similarly, the MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the removal of all production facilities. To cover the various obligations of lessees on the OCS, the MMS generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other surety can be substantial and there is no assurance that the Company can continue to obtain bonds or other surety in all cases.

  In addition, the MMS is conducting an inquiry into certain contract agreements for which producers on MMS leases have received settlement proceeds that are royalty bearing and the extent to which producers have paid the appropriate royalties on those proceeds. The Company believes that this inquiry will not have a material impact on its financial condition, liquidity or results of operations.

  The MMS has recently issued a notice of proposed rulemaking in which it proposes to amend its regulations governing the calculation of royalties and the valuation of natural gas produced from federal leases. The principal feature in the amendments, as proposed, would establish an alternative market-index based method to calculate royalties on certain natural gas production sold to affiliates or pursuant to non-arm's-length sales contracts. The MMS has proposed this rulemaking to facilitate royalty valuation in light of changes in the gas marketing environment. Recently, the MMS announced its intention to reconsider the proposal and reopen the comment period. The Company cannot predict what action the MMS will take on these matters, nor can it predict at this stage of the rulemaking proceeding how the Company might be affected by amendments to the regulations.

  Additional proposals and proceedings that might affect the oil and gas industry are pending before the FERC and the courts. The Company cannot predict when or whether any such proposals may become effective. In the past, the natural gas industry has been heavily regulated. There is no assurance that the regulatory approach currently pursued by the FERC will continue indefinitely.

  Bonding and Financial Responsibility Requirements. The Company is required to obtain bonding, or otherwise demonstrate financial responsibility, at varying levels by governmental agencies in connection with obtaining state or federal leases or acting as an owner or operator on such leases or of oil exploration and production related facilities. These bonds may cover such obligations as plugging and abandonment of unproductive wells, removal and closure of related exploration and production facilities and pollution liabilities. The costs of such bonding and financial responsibility requirements can be substantial and there can be no assurance that the Company will be able to obtain such bonds and/or otherwise demonstrate financial responsibility in all cases.

  Natural Gas Marketing and Transportation. The FERC regulates the transportation and sale for resale of natural gas in interstate commerce pursuant to the NGA and the Natural Gas Policy Act of 1978 ("NGPA"). In the past, the Federal government has regulated the prices at which oil and gas could be sold. Deregulation of wellhead sales in the natural gas industry began with the enactment of the NGPA in 1978. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act (the "Decontrol Act"). The Decontrol Act removed all NGA and NGPA price and nonprice controls affecting wellhead sales of natural gas effective January 1, 1993. While sales by producers of natural gas can currently be made at uncontrolled market prices, Congress could reenact price controls in the future.

  On April 8, 1992, the FERC issued Order No. 636, as amended by Order No. 636-A (issued in August 1992) and Order No. 636-B (issued in November 1992) as a continuation of its efforts to improve the competitive structure of the interstate natural gas pipeline industry and maximize the consumer benefits of a competitive wellhead gas market. Interstate pipelines were required by FERC to "unbundle," or separate, their traditional merchant sales services from their transportation and storage services and to provide comparable transportation and storage services with respect to all gas supplies whether purchased from the pipeline or from other merchants such as marketers or producers. The pipelines must now separately state the applicable rates for each unbundled service (e.g., for natural gas transportation and for storage). This unbundling process has been implemented through negotiated settlement in individual pipeline services restructuring proceedings. Ultimately, Order Nos. 636, et al., may enhance the competitiveness of the natural gas market. Order Nos. 636, et al. have recently been substantially affirmed by the U.S. Court of Appeals for the D.C. Circuit.

  It is unclear what impact, if any, increased competition within the natural gas industry under Order No. 636 will have on the Company's activities. Although Order No. 636 could provide the Company with additional market access and more fairly applied transportation service rates, Order No. 636 could also subject the Company to more restrictive pipeline imbalance tolerances and greater penalties for violations of these tolerances.

  The FERC has announced its intention to re-examine certain of its transportation-related policies, including the appropriate manner in which interstate pipelines release transportation capacity under Order No. 636, and the use of the market-based rates for interstate gas transmission. While any resulting FERC action would affect the Company only indirectly, the FERC's current rules and policy statements may have the effect of enhancing competition in natural gas markets by, among other things, encouraging non-producer natural gas marketers to engage in certain purchase and sale transactions. The Company cannot predict what action the FERC will take on these matters, nor can it accurately predict whether the FERC's actions will achieve the goal of increasing competition in markets in which the Company's natural gas is sold. However, the Company does not believe that it will be treated materially differently than other natural gas producers and marketers with which it competes.

  Recently, the FERC issued a policy statement on how interstate natural gas pipelines can recover the costs of new pipeline facilities. While this policy statement affects the Company only indirectly, in its present form, the new policy should enhance competition in natural gas markets and facilitate construction of gas supply laterals.

  Oil Sales and Transportation Rates. The FERC regulates the transportation of oil in interstate commerce pursuant to the Interstate Commerce Act. Sales of crude oil, condensate and gas liquids by the Company are not regulated and are made at market prices. However, the price a company receives from the sale of these products is affected by the cost of transporting the products to market. Effective as of January 1, 1995, the FERC implemented regulations establishing an indexing system for transportation rates for oil pipelines, which would generally index such rates to inflation, subject to certain conditions and limitations. These regulations could increase the cost of transporting crude oil, liquids and condensate by pipeline. The Company is not able to predict with certainty what effect, if any, these regulations will have on it, but other factors being equal, the regulations may tend to increase transportation costs or reduce wellhead prices for such commodities.

  Environmental. The Company's operations are subject to numerous laws and regulations governing the discharge of oil and hazardous materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of various permits before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution resulting from the Company's operations. In particular, under the Federal Oil Pollution Act of 1990 ("OPA 90"), certain persons (including owners, operators, and demise charters of vessels, owners and operators of onshore facilities, and lessees, permittees and holders of rights of use and easements in areas in which offshore facilities are located ("responsible parties")) may be held liable for various costs and damages. These include removal costs and damages, damages to natural resources and damages for lost profits, impairment to earning capacity, and destruction of or injury to real or personal property. Liability can arise when oil is discharged or poses a substantial threat of discharge into United States waters. Liability under OPA 90 is strict, joint and several, unless one of the specific defenses to liability applies, including an act of God, an act of war or an act or omission of a third party. OPA 90 also requires certain responsible parties to establish and maintain evidence of financial responsibility sufficient to meet the maximum amount of liability to which the responsible party could be subject under the liability limitation provisions. Moreover, the recent trend toward stricter standards in environmental legislation and regulation is likely to continue. In addition, legislation has been proposed in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as "hazardous wastes" which would make the reclassified wastes subject to much more stringent handling, disposal and clean-up requirements. If such legislation were to be enacted, it could have a significant impact on the operating costs of the Company, as well as the oil and gas industry in general. State initiatives to further regulate the disposal of oil and gas wastes are also pending in certain states, and these various initiatives could have a similar impact on the Company. See "Risk Factors--United States Governmental Regulation, Taxation and Price Control."

  The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage.

OPERATIONAL RISKS AND INSURANCE

  The Company anticipates that any wells established by it will be drilled by proven industry contractors under turnkey contracts that limit the Company's financial and legal exposure. However, circumstances may arise where the Company is unable to secure a turnkey contract on satisfactory terms. In this case, the Company may decide to drill, or cause to be drilled, the applicable test well(s) on either a footage or day rate basis and the drilling thereof will be subject to the usual drilling hazards such as cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution and other environmental risks. The Company's activities are also subject to perils specific to marine operations, such as capsizing, collision, and damage or loss from severe weather. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. In accordance with customary industry practices, the Company intends to maintain insurance against some, but not all, of such risks and some, but not all, of such losses. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect the Company's financial condition and operations. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable.

MAR VENTURES INC.

  Prior to the Reorganization, the existing assets and liabilities of Bexy were transferred to its wholly-owned subsidiary, Mar Ventures, Inc. ("Mar Ventures"). As part of such Reorganization, the stock of Mar Ventures has been distributed to the Original Bexy Stockholders. Buddy Young, the former President and chief executive officer of Bexy, has agreed to indemnify the Company, the former shareholders of Cheniere Operating and their respective officers, directors, attorneys and other agents from and against all claims which they may suffer, incur, or pay arising under or incurred in connection with: (i) the operation of the business of Bexy prior to the closing of the Reorganization; (ii) any error or omission with respect to a material fact stated or required to be stated in the proxy materials filed by Bexy in connection with the Reorganization or the registration statement filed by Mar Ventures in connection with the distribution of its common stock to the Original Bexy Stockholders; and (iii) certain taxes.

YOUNG CONSULTING AGREEMENT

  Pursuant to a Consulting Agreement dated as of July 3, 1996 between Cheniere and Buddy Young, the former President and chief executive officer of Bexy, the Company engaged Mr. Young as a consultant to provide management of the Company with advice regarding the management and business of the Company. Mr. Young agreed to provide such consulting services to the Company for 2 years ending on July 3, 1998 at a rate of $75,000 per year. Mr. Young is no longer an employee of the Company and serves only in the capacity of a consultant.

EMPLOYEES

  The Company has one full-time employee, an administrative assistant, other than its executive officers.

PROPERTIES

  The Company subleases its Houston, Texas headquarters from Zydeco under a month-to-month sublease covering approximately 1,395 square feet at a monthly rental of $1,100. The Company believes that this arrangement gives it the necessary flexibility to adapt to the changing space requirements of its business.

ITEM 3. LEGAL PROCEEDINGS

  The Company is not involved in any litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART 2

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  From 1989 through December 1993, there was no public trading market for the Bexy Common Stock. In December 1993, the common stock of Bexy began trading on the Bulletin Board. In connection with the Reorganization, the Company divested itself of the assets relating to the business of Bexy prior to the Reorganization and has shifted its focus to oil and gas exploration. Simultaneously with the Reorganization, each three outstanding shares of common stock of Bexy was converted to one share of Common Stock and the stockholders of Cheniere Operating were issued shares of Common Stock equaling approximately 93% of the then issued and outstanding shares of Bexy causing the existing stockholders of Bexy to be diluted to approximately 7%. On July 8, 1996, the Common Stock began trading on the Bulletin Board (ticker symbol "CHEX"). As the nature of the business and the Common Stock has changed as a result of the Reorganization, this section describes the market price of the Common Stock following the Reorganization on July 3, 1996.

  The high ask and low bid prices of the Common Stock reported on the Bulletin Board for the period from July 8, 1996 through August 7, 1996 were $6.00 and $3.00, respectively. The corresponding high and low prices for the period from August 8, 1996 through November 22, 1996 were $3.875 and $2.125. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.

  As of September 27, 1996 there were 766 record holders of the Common Stock which does not include holders who hold their shares of the Common Stock in "street name".

  The Company has not paid any dividends since its inception and presently anticipates that all earnings, if any, will be retained for development of the Company's business and that no dividends on its Common Stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, the operating and financial condition of the Company, its capital requirements and general business conditions.

ITEM 6. SELECTED FINANCIAL DATA

  The following income statement data and balance sheet data have been derived from the financial statements prepared in accordance with generally accepted accounting principles. The financial statements of Cheniere Energy, Inc. and Subsidiary as of August 31, 1996 and for the year then ended have been audited by Merdinger, Fruchter, Rosen & Corso, P.C. This information should be read in conjunction with the financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Prospectus.

                                                            SEPTEMBER 1,
                                                              1995 TO
                                                             AUGUST 31,
                                                                1996
                                                            ------------
      Net operating revenues.............................   $      --
      (Loss) from continuing operations..................     (79,097)
      (Loss) from continuing operations per share of
       common stock......................................      (0.008)
      (Loss) from discontinued operations................    (207,722)
      Net (loss) per share of common stock...............       (0.03)
      Total Assets.......................................   5,145,310
      Long-term obligations..............................          --
      Total Liabilities..................................     718,855
      Total Shareholders' Equity.........................   4,426,455
      Cash dividends declared per share of common stock..          --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Cheniere Operating was incorporated in Delaware in February of 1996 for the purpose of entering the oil and gas exploration and exploitation business, initially on the Louisiana Gulf Coast.

  In March of 1996, Cheniere Operating entered into discussion with Bexy Communications, Inc. ("Bexy") for a reorganization in order to give it a presence in the public market.

  On April 16, 1996, the Reorganization Agreement was entered into whereby the Cheniere Operating stockholders would acquire control of Bexy in consideration for the outstanding stock of Cheniere Operating.

  Under the terms of the Reorganization Agreement, Bexy transferred its existing assets of approximately $224,000 and its liabilities of approximately $111,000 to Mar Ventures, Inc. ("Mar Ventures"), Bexy received 100% of the outstanding shares of Cheniere Operating and the former shareholders of Cheniere Operating received approximately 8.3 million newly issued shares of Bexy common stock, representing 93% of the then issued and outstanding Bexy shares. Cheniere Operating became a wholly-owned subsidiary of Bexy and the principal business became oil and gas exploration. Bexy then changed its name to Cheniere Energy, Inc. The Company distributed the outstanding capital stock of Mar Ventures to the original holders of Bexy common stock.

  The reorganization was accounted for as the recapitalization of Cheniere Operating and the issuance of stock for the net assets of Bexy.

RESULTS OF OPERATIONS--AUDITED STATEMENTS YEAR ENDED AUGUST 31, 1996

  The Company's operating results reflected a loss of $79,097, as there were no revenues from continuing operations. General and Administrative expenses of $73,814 comprised most of the loss.

  The Company incurred one time losses of $207,722 from the discontinuance of its former business in the television production and health information field. Total losses were $286,819.

  The Company's balance sheet reflected current assets of $1,097,980 with liabilities of $718,855. Other assets reflect an investment of $4 million in the 3-D Joint Venture. After fiscal year end, in early September 1996, and in late October 1996, the Company made an additional payments of $1 million each to the 3-D Joint Venture, such that an aggregate of $6 million has been paid by the Company to the 3-D Joint Venture to date.

  The Company's capital reflects sales of shares net of offering expenses of $609,451 and distribution of net assets of $112,902.

LIQUIDITY AND CAPITAL RESOURCES

  At August 31, 1996, the Company had working capital of $379,125. Operating expenses and capitalized costs were financed by the sale of common stock and Bridge Loan (as defined below) funding as revenues have yet to be generated. It is anticipated that future liquidity requirements, including the commitment to the 3-D Joint Venture which will amount to, at least, an additional $8 million, will be met by sale of equity, further borrowings and/or sales of portions of the Company's interest in the 3-D Joint Venture. At this time, no assurance can be given that such sale of equity, further borrowings or sales of portions of the Company's interest in the 3-D Joint Venture will prove to be successful. The Company has in the past failed to timely make certain payments due to the 3-D Joint Venture. While the Company has in such instances succeeded in obtaining waivers under, and amendments to, the Exploration Agreement extending the due dates for such required payments, there can be no assurance that the Company will successfully obtain similar amendments should it fail to timely make required payments to the 3-D Joint Venture in the future. The Company currently does not have sufficient capital to meet its future payment requirements and there can be no assurance that the Company will successfully secure the necessary funds. See "Business and Properties--3-D Joint Venture Exploration Agreement."

  Since its inception, the Company's primary source of financing for operating expenses and payments to the 3-D Joint Venture has been the sale of its equity securities.

  In May and June 1996, Cheniere Operating raised $2,883,000, net of offering costs, from the sale of shares of its common stock (which were exchanged for 2,000,000 shares of the Common Stock following the Reorganization) to "accredited investors" (as defined in Rule 501(a) promulgated under the Securities Act of 1933, as amended (the "Securities Act")) pursuant to Rule 506 of Regulation D promulgated under the Securities Act ("Regulation D"). The proceeds were used to fund the majority of Cheniere Operating's initial $3 million payment to the 3-D Joint Venture.

  In order to finance a $1 million payment made to the 3-D Joint Venture on August 9, 1996, the Company sold Common Stock pursuant to Regulation D and Regulation S promulgated under the Securities Act ("Regulation S"). In July 1996, the Company sold 50,000 shares of the Common Stock to an "accredited investor" pursuant to Rule 506 of Regulation D and the Company received proceeds of $100,000 from such sale. In July and August 1996, the Company conducted an offering of Common Stock pursuant to Regulation S. The Company sold 508,400 shares of the Common Stock and received proceeds of $915,000, net of placement fees, from such sale.

  In late August 1996, the Company raised $1,000,000 from the sale of 100,000 units, each consisting of five shares of the Common Stock and a warrant to purchase one share of the Common Stock, pursuant to Regulation S. The proceeds were used to fund a $1 million payment to the 3-D Joint Venture made on September 4, 1996.

  Between fiscal year end at August 31, 1996 and October 31, 1996, the Company raised $1,237,500 net proceeds from the sale of 588,027 shares of Common Stock to accredited investors pursuant to Regulation D and certain other investors pursuant to Regulation S. Proceeds received through October 31, 1996 were used to fund a $1 million payment to the 3-D Joint Venture on that date.

  In June 1996, Cheniere Operating borrowed $425,000 (the "Bridge Loan") through a private placement of short term promissory notes with an initial interest rate of 8% (the "Notes"). The Notes were due on September 14, 1996. In connection with the placement of the Notes, Cheniere Operating issued warrants, which following the Reorganization, were exchanged for an aggregate of 141,666 and 2/3 warrants to purchase shares of the Common Stock, to the holders of the Notes (the "Noteholders"), each of which warrants entitles the holder to purchase one share of the Common Stock at an exercise price of $3.00 per share at any time on or before June 14, 1999. The Company has satisfied all of its obligations under Notes in the aggregate principal amount of $210,000 by paying the accrued interest on such Notes and by agreeing to issue 105,000 shares of the Common Stock at a price of $2.00 per share to the holders of such Notes pursuant to Regulation D. In addition, prior to the maturity of the Notes, an individual Noteholder (the "Remaining Noteholder") purchased several outstanding Notes following which such Noteholder held Notes in the aggregate principal amount of $215,000. In connection with a modification of the Bridge Loan arrangements as between the Remaining Noteholder and the Company, Cheniere Operating has issued a new promissory note to the Remaining Noteholder with an interest rate of 13% per annum in exchange for the Notes held by him. Such new promissory note is due on January 14, 1997. The Remaining Noteholder is also entitled to receive up to 21,500 additional warrants to purchase shares of the Common Stock for each month, or partial month, any amounts remain due and payable after September 14, 1996, up to a maximum aggregate number of 86,000 such additional warrants. Such additional warrants will have an exercise price of $3.00 per share and will be exercisable for 3 years from the date of issuance.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

CONTENTS

CHENIERE ENERGY, INC. AND SUBSIDIARY

Independent Auditors' Report..............................................    19

Consolidated Balance Sheet................................................    20

Consolidated Statement of Operations......................................    21

Consolidated Statement of Stockholders' Equity............................    22

Consolidated Statement of Cash Flows...................................... 23-24

Notes to Consolidated Financial Statements................................ 25-29

                         INDEPENDENT AUDITOR'S REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
CHENIERE ENERGY, INC. AND SUBSIDIARY

  We have audited the accompanying consolidated balance sheet of CHENIERE ENERGY, INC. AND SUBSIDIARY as of August 31, 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CHENIERE ENERGY, INC. AND SUBSIDIARY as of August 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                     MERDINGER, FRUCHTER, ROSEN & CORSO, P.C
                                     Certified Public Accountants

New York, New York
September 16, 1996

                      CHENIERE ENERGY, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                AUGUST 31, 1996

                              ASSETS
                              ------
CURRENT ASSETS
  Cash............................................................ $ 1,093,180
  Prepaid Expenses................................................       4,800
                                                                   -----------
  TOTAL CURRENT ASSETS............................................   1,097,980
                                                                   -----------
PROPERTY AND EQUIPMENT, NET.......................................      46,830
                                                                   -----------
OTHER ASSETS
   Investment.....................................................   4,000,000
   Security Deposit...............................................         500
                                                                   -----------
  TOTAL OTHER ASSETS..............................................   4,000,500
                                                                   -----------
  TOTAL ASSETS.................................................... $ 5,145,310
                                                                   ===========
               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
CURRENT LIABILITIES
  Accounts Payable................................................ $   275,975
  Accrued Expenses and Taxes Payable..............................      16,929
  Loans Payable...................................................     425,000
  Advance from Officers...........................................         961
                                                                   -----------
    TOTAL LIABILITIES.............................................     718,855
                                                                   -----------
STOCKHOLDERS' EQUITY
  Common Stock--$.003 Par Value Authorized 20,000,000 shares;
   9,931,767 Issued and Outstanding...............................      29,795
  Preferred Stock--Authorized 1,000,000 shares; None Issued and
   Outstanding....................................................          --
  Additional Paid-in-Capital......................................   5,626,840
  Retained Deficit................................................  (1,230,180)
                                                                   -----------
    TOTAL STOCKHOLDERS' EQUITY....................................   4,426,455
                                                                   -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................... $ 5,145,310
                                                                   ===========

    The accompanying notes are an integral part of the financial statements.

                      CHENIERE ENERGY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                       FOR THE YEAR ENDED AUGUST 31, 1996

Revenue............................................................. $      --
General and Administrative Expenses.................................    73,814
Interest Expense....................................................     7,083
                                                                     ---------
Loss from Operations Before Other Income............................   (80,897)
Interest Income.....................................................     1,800
                                                                     ---------
Loss From Continuing Operations Before Income Taxes.................   (79,097)
Provision for Income Taxes..........................................        --
                                                                     ---------
Loss From Continuing Operations.....................................   (79,097)
                                                                     ---------
Discontinued Operations
  Loss from operations of discontinued business (less applicable income taxes of $0)..............................................  (149,080)
  Loss on disposal of business (less applicable income taxes of $0).   (58,642)
                                                                     ---------
  Loss From Discontinued Operations.................................  (207,722)
                                                                     ---------
Net Loss............................................................ $(286,819)
                                                                     =========
Loss Per Share...................................................... $    (.03)
                                                                     =========


    The accompanying notes are an integral part of the financial statements.

                      CHENIERE ENERGY, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       FOR THE YEAR ENDED AUGUST 31, 1996

                             COMMON STOCK       ADDITIONAL                  NOTES         TOTAL
                          --------------------   PAID-IN     RETAINED     RECEIVABLE  STOCKHOLDERS'
                            SHARES     AMOUNT    CAPITAL      DEFICIT    STOCKHOLDERS    EQUITY
                          ----------  --------  ----------  -----------  ------------ -------------
Balance--September 1,
 1995...................   1,558,947  $133,654  $  992,831  $  (943,361)   $(46,674)   $  136,450
Sales of Shares--Prior
 to Reorganization......     244,512    13,750     123,750           --          --       137,500
Exchange of Shares--Due
 to Reverse Split.......  (1,202,514) (145,601)    145,601           --          --            --
Sale of Shares--At Time
 of and Subsequent to
 the Reorganization.....   9,330,822    27,992   5,087,011           --          --     5,115,003
Expenses Related to
 Offering...............          --        --    (609,451)          --          --      (609,451)
Repayment of Receivable.          --        --          --           --      16,439        16,439
Distribution of Net
 Assets.................          --        --    (112,902)          --      30,235       (82,667)
Net Loss................          --        --          --     (286,819)         --      (286,819)
                          ----------  --------  ----------  -----------    --------    ----------
Balance--August 31,
 1996...................   9,931,767  $ 29,795  $5,626,840  $(1,230,180)   $     --    $4,426,455
                          ==========  ========  ==========  ===========    ========    ==========


          The accompanying notes are an integral part of this report.

                      CHENIERE ENERGY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                       FOR THE YEAR ENDED AUGUST 31, 1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss......................................................... $ (286,819)
  Adjustments to Reconcile Net Loss to Net Cash Provided by
   Operating Activities:
  Depreciation.....................................................      4,503
  (Increase) in Accounts Receivable................................     (5,600)
  (Increase) in Prepaid Expenses...................................     (4,800)
  Decrease in Inventory............................................      2,700
  (Increase) in Security Deposit...................................       (500)
  Decrease in Other Assets.........................................      2,122
  Increase in Accounts Payable.....................................    279,514
  (Decrease) in Accrued Expenses and Taxes Payable.................     11,949
  Increase in Advance from Officers................................        961
                                                                    ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES..........................      4,030
                                                                    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Furniture, Fixtures and Equipment....................    (50,999)
  Investment....................................................... (4,000,000)
                                                                    ----------
NET CASH USED BY INVESTING ACTIVITIES.............................. (4,050,999)
                                                                    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of Common Stock.............................................  5,252,503
  Offering Costs...................................................   (609,451)
  Proceeds of Loan.................................................    425,000
  Notes Receivable.................................................     16,439
  Notes Payable....................................................     (7,519)
  Distribution.....................................................    (50,957)
                                                                    ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES..........................  5,026,015
                                                                    ----------
NET INCREASE IN CASH...............................................    979,046
CASH--BEGINNING OF PERIOD..........................................    114,134
                                                                    ----------
CASH--AUGUST 31, 1996.............................................. $1,093,180
                                                                    ==========

    The accompanying notes are an integral part of the financial statements.

                      CHENIERE ENERGY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                       FOR THE YEAR ENDED AUGUST 31, 1996

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest................................................ $   --
  Cash paid for income taxes............................................ $   --
SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:

  During the year, the Company distributed the assets and liabilities of its discontinued operations. The net noncash distribution was $61,945.



    The accompanying notes are an integral part of the financial statements.

                     CHENIERE ENERGY, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                AUGUST 31, 1996

NOTE 1--NATURE OF OPERATIONS

  Cheniere Energy, Inc., a holding company ("Cheniere," together with Cheniere Operating (as defined below), the "Company"), is the owner of 100% of the outstanding common stock of Cheniere Energy Operating Co., Inc. ("Cheniere Operating"). Cheniere Operating is a Houston-based company formed for the purpose of oil and gas exploration and exploitation. The Company is currently involved in a joint exploration program which is engaged in the exploration for oil and natural gas along the Gulf Coast of Louisiana, onshore and in the shallow waters of the Gulf of Mexico. The Company commenced its oil and gas activities through such joint program in April 1996.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Consolidation

  The consolidated financial statements include the accounts of Cheniere Energy, Inc. and its 100% owned subsidiary, Cheniere Energy Operating Co., Inc. Accordingly, all references herein to Cheniere Energy, Inc. or the "Company" include the consolidated results of its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

 Property and Equipment

  Property and equipment are recorded at cost. Repairs and maintenance costs are charged to operations as incurred. Depreciation is computed using the straight line method calculated to amortize the cost of assets over their estimated useful lives, generally seven years. Upon retirement or other disposition of property and equipment the cost and related depreciation will be removed from the accounts and the resulting gains or losses recorded.

 Concentration of Credit Risk

  The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances exceed FDIC insured levels at various times during the year.

 Cash Equivalents

  The Company classifies all investments with original maturities of three months or less as cash equivalents.

 Income Taxes

  Income taxes are provided for based on the liability method of accounting pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                     CHENIERE ENERGY, INC. AND SUBSIDIARY

                                AUGUST 31, 1996

NOTE 3--PROPERTY AND EQUIPMENT

  Property and equipment at August 31, 1996 consist of the following:

      Furniture and Fixtures........................................... $26,006
      Office Equipment.................................................  24,427
                                                                        -------
                                                                         50,433
      Less Accumulated Depreciation....................................   3,603
                                                                        -------
      Property and Equipment--Net...................................... $46,830
                                                                        =======

NOTE 4--REORGANIZATION

  On July 3, 1996 Cheniere Operating consummated the transactions (the "Reorganization") contemplated in the Agreement and Plan or Reorganization (the "Reorganization Agreement") dated April 16, 1996 between Cheniere Operating and Bexy Communications, Inc., a publicly held Delaware corporation ("Bexy"). Under the terms of the Reorganization Agreement, Bexy transferred its existing assets and liabilities to Mar Ventures, Inc., its wholly-owned subsidiary ("Mar Ventures"), Bexy received 100% of the outstanding shares of Cheniere Operating and the former shareholders of Cheniere Operating received approximately 8.3 million newly issued shares of Bexy common stock, representing 93% of the then issued and outstanding Bexy shares. Immediately following the Reorganization, the Original Bexy Stockholders held the remaining 7% of the outstanding Bexy stock. In accordance with the terms of the Reorganization Agreement, Bexy changed its name to Cheniere Energy, Inc. Subsequently, the Company distributed the outstanding capital stock of Mar Ventures to the original holders of Bexy common stock.

NOTE 5--INVESTMENT IN JOINT VENTURE

  The Company has entered into a joint exploration program pursuant to an Exploration Agreement between the Company and Zydeco Exploration, Inc. ("Zydeco"), an operating subsidiary of Zydeco Energy, Inc. (the "Exploration Agreement"), with regard to a new proprietary 3-D seismic exploration project in southern Louisiana (the "3-D Joint Venture"). The Company has the right to earn up to a 50% participation in the 3-D Joint Venture. The Company believes that the 3-D seismic survey (the "Survey") is the first of its size within the Transition Zone of Louisiana, an area extending a few miles on either side of the Louisiana State coastline.

  The Survey is to be conducted over certain areas located within a total area of approximately 255 square miles running 5 miles south and generally 3 to 5 miles north of the coastline in the most westerly 28 miles of West Cameron Parish, Louisiana (the "Survey AMI"). The 3-D Joint Venture does not currently have rights to survey the entire Survey AMI and the extent of the Survey AMI which the 3-D Joint Venture will be entitled to survey is dependent upon its ability to obtain survey permits and similar rights. Currently, the 3-D Joint Venture has permits and similar rights to survey approximately 67% of the Survey AMI and is attempting to acquire rights to Survey additional portions of the Survey AMI. There is no assurance that the 3-D Joint Venture will successfully obtain rights to survey additional portions of the Survey AMI, nor that it will be successful in acquiring farmouts, lease options (other than those already obtained), leases, or other rights to explore or recover oil and gas.

  Under the terms of the Exploration Agreement, the Company is required to make monthly payments to the 3-D Joint Venture aggregating, at least, $13 million. The Company's potential participation in the 3-D Joint Venture could be significantly reduced in the event of a failure by the Company to make such required monthly payments when due.

                     CHENIERE ENERGY, INC. AND SUBSIDIARY

                                AUGUST 31, 1996

NOTE 6--NOTES PAYABLE

  In June 1996, Cheniere Operating borrowed $425,000 through a private placement of short term promissory notes with an initial interest rate of 8% (the "Notes"). The Notes are due on September 14, 1996 (the "Maturity Date"). In connection with the placement of the Notes, Cheniere Operating issued warrants, which, following the Reorganization, were exchanged for an aggregate of 141,666 and 2/3 warrants to purchase shares of the Common Stock, to the holders of the Notes (the "Noteholders"), each of which warrants entitles the holder to purchase one share of the Common Stock at an exercise price of $3.00 per share at any time on or before June 14, 1999. A failure by the Company to pay all amounts due and payable under the Notes by the Maturity date constitutes an event of default thereunder. In such an event of default, the interest rate applicable to any outstanding Notes would increase to 13%. In addition, the holders of such outstanding Notes would be entitled to receive up to an aggregate of 42,500 additional warrants (on similar terms) for each month, or partial month, any amounts remain due and payable following the Maturity date, up to a maximum aggregate number of 170,000 such additional warrants. The proceeds from the placement of the Notes were applied toward professional expenses and used for working capital.

NOTE 7--INCOME TAXES

  At August 31, 1996, the Company had net carryforward losses of approximately $1,020,000. A valuation allowance equal to the tax benefit for deferred taxes has been established due to the uncertainty of realizing the benefit of the tax carryforward.

  Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at August 31, 1996 are as follows:

      Deferred Tax Assets
       Loss Carryforwards............................................ $ 347,000
      Less: Valuation Allowance......................................  (347,000)
                                                                      ---------
      Net Deferred Tax Assets........................................ $      --
                                                                      =========

  Net operating loss carryforwards expire starting in 2006 through 2011. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

NOTE 8--WARRANTS

  The Company has issued and outstanding certain warrants described herein.

  The Company has issued and outstanding 141,666 and 2/3 warrants (collectively, the "June Warrants"), each of which entitles the registered holder thereof to purchase one share of Common Stock. The June Warrants are exercisable at any time on or before June 14, 1999, at an exercise price of $3.00 per share (subject to customary anti-dilution adjustments). The June Warrants were originally issued by Cheniere Operating and were converted to warrants of Cheniere following the Reorganization. The June Warrants were issued to a group of 11 investors in connection with a private placement of unsecured promissory notes of Cheniere Operating in the aggregate principal amount of $425,000. The notes mature on September 14, 1996 (the "Maturity Date"). In the event that the Company fails to pay all amounts due and payable under the Notes by the Maturity Date, in addition to an increase in the applicable interest rate, the holders of any outstanding Notes would be entitled to

                     CHENIERE ENERGY, INC. AND SUBSIDIARY

                                AUGUST 31, 1996

receive up to an aggregate of 42,500 additional warrants (on similar terms) for each month, or partial month, any amounts remain due and payable following the Maturity Date, up to a maximum aggregate number of 170,000 such additional warrants.

  In consideration of certain investment advisory and other services to the Company, pursuant to warrant agreements each dated as of August 21, 1996, the Company issued warrants to purchase 13,600 and 54,400 shares of Common Stock, (collectively the "Adviser Warrants"). The Adviser Warrants are exercisable at any time on or before May 15, 1999 at an exercise price of $3.00 per share (subject to customary anti-dilution adjustments).

  In connection with the July and August 1996 placement of 508,400 shares of Common Stock, the Company agreed to issue warrants to purchase 12,500 shares of Common Stock to one of two distributors who placed the shares. Such warrants are exercisable on or before the second anniversary of the sale of the shares of Common Stock at an exercise price of $3.125 per share (subject to customary anti-dilution adjustments).

  In late August 1996, the Company sold 100,000 units, each such unit consisting of 5 shares of Common Stock and a warrant to purchase one share of Common Stock. Each such warrant is exercisable on or before September 1, 1999 at an exercise price of $3.125 per share (subject to customary anti-dilution adjustments).

  The Warrants do not confer upon the holders thereof any voting or other rights of a stockholder of the Company.

NOTE 9--STOCK OPTIONS

 The Company has granted certain options to purchase shares of Common Stock to 2 executives. Such options aggregate 300,000 shares at an exercise price of $3.00 per share. The options vest and are exercisable as follows:

    1) 75,000 options vest and become exercisable on June 1, 1997 and expire June 1, 2001.

    2) 75,000 options vest and become exercisable on June 1, 1998 and expire June 1, 2001.

    3) 150,000 options vest and become exercisable in equal annual installments of 25% each on the first through fourth anniversary of July 16, 1996 and expire July 16, 2001.

  In addition, the Company has granted options to the former President of the Company. The holder has the option to acquire 19,444 and 2/3 shares of Common Stock at an exercise price of $1.80 per share. The options expire November 11, 2003.

NOTE 10--COMMON STOCK RESERVED

  The Company has reserved 322,166 and 2/3 share of Common Stock for insurance upon the exercise of outstanding warrants (See Note 8).

  The Company has reserved 319,444 and 2/3 shares of Common Shares for insurance upon the exercise of outstanding options (See Note 9).

                     CHENIERE ENERGY, INC. AND SUBSIDIARY

                                AUGUST 31, 1996

NOTE 11--DISCONTINUED OPERATIONS

  As of March 1, 1996, the Company decided to discontinue its then present operations in the television productions and health information business. The assets and liabilities relating to the discontinued operations were distributed on July 3, 1996. No assets or liabilities from the discontinued operations are included in the consolidated balance sheet as of August 31, 1996.

  Revenues, related losses and income tax benefit associated with the discontinued business are as follows:

  For the period September 1, 1995 to February 29, 1996:

      Revenue....................................................... $  42,258
                                                                     =========
      Loss From Operations (Net of Income Tax Benefit of $0)........ $(149,080)
                                                                     =========
      For the period March 1, 1996 to July 3, 1996:
        Revenue..................................................... $   7,500
                                                                     =========
        Loss on Disposal (Net of Income Tax Benefit of $0).......... $ (58,642)
                                                                     =========

  The Loss on Disposal consists of the loss from operations during the period of disposal.

NOTE 12--COMMITMENTS AND CONTINGENCIES

  1) The Company subleases its Houston, Texas headquarters from Zydeco under a month-to-month sublease.

  2) On July 26, 1996, the Company signed a Letter of Intent with Poseidon Petroleum, LLC ("Poseidon") to purchase Poseidon's 47% working interest in undeveloped reserves in the Bonito unit of the Pacific Outer Continental Shelf, offshore Santa Barbara County, California. The parties are conducting due diligence and are negotiating a definitive purchase and sale agreement and related documentation. The transactions contemplated in the Letter of Intent may be terminated by either party upon the occurrence of certain events and there can be no assurance that the Company will successfully consummate such transactions. Moreover, if such transactions are consummated, the Company expects that development of the reserves will not occur for at least five years. There can be no assurance that the Company will successfully develop the reserves or that the reserves will yield sufficient quantities of oil and gas to be economically viable.

NOTE 13--SUBSEQUENT EVENTS

  Effective as of September 14, 1996, certain of the note holders described in
Note 6 converted their notes into common stock at a price of $2 per share. As a result, 105,000 shares were issued to retire $210,000 of notes.

  In addition, an individual note holder has purchased the promissory notes of the remaining note holders. The holder thus holds notes totaling $215,000. As per the terms of the notes, the interest rate on these outstanding notes has increased to 13% per annum, effective September 14, 1996. The holder of the notes is also entitled to receive up to an aggregate of 21,500 additional warrants (as described in Note 6) for each month, or partial month, any amounts remain due and payable after September 14, 1996, up to a maximum aggregate number of 86,000 such additional warrants.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The executive officers and directors of the Company are as follows:

NAME                         AGE                      TITLE
----                         ---                      -----
William D. Forster..........  50 President, Chief Executive Officer and Director
Walter L. Williams..........  68 Vice Chairman and Director
Keith F. Carney.............  40 Chief Financial Officer and Treasurer
Charif Souki................  43 Secretary and Director
Efrem Zimbalist III.........  49 Director

  William D. Forster, 50, is currently President and Chief Executive Officer of Cheniere. Mr. Forster was an investment banker with Lehman Brothers from 1975 to 1990 (11 years as a Managing Director), initially in the oil and gas department for seven years, and then in various other areas. In 1990, he founded his own private investment bank, W. Forster & Co. Inc. In 1994, he became active again in the oil and gas business when he began to work together with BSR Investments, Ltd., a Paris-based private investment company, to provide financing for small energy companies. Mr. Forster is a director of Equity Oil Company, a Nasdaq National Market company, and he serves on the Board of Trustees of Mystic Seaport Museum. He holds a Bachelor of Arts degree in economics from Harvard College and a Master of Business Administration degree from Harvard Business School.

  Walter L. Williams, 68, is currently Vice-Chairman of Cheniere. Prior to joining Cheniere, Mr. Williams spent 32 years as a founder and later Chairman and Chief Executive Officer of Texoil, Inc., a publicly held Gulf Coast exploration and production company. Prior to that time he was an independent petroleum consultant. He received a Bachelor of Science degree in petroleum engineering from Texas A&M University in 1949 and is a Registered Engineer in both the states of Louisiana and Texas. He serves on the board of directors of Texoil, Inc. and has served as a Director and Member of the Executive Committee of the Board of the Houston Museum of Natural Science.

  Keith F. Carney, 40, is currently Chief Financial Officer and Treasurer of Cheniere. Prior to joining Cheniere, Mr. Carney was a securities analyst in the oil & gas exploration/production sector with Smith Barney, Inc. from 1992-1996. From 1982-1990 he was employed by Shell Oil as an exploration geologist, with assignments in the Gulf of Mexico, the Middle East and other areas. He received a Master of Science degree in geology from Lehigh University in 1982 and a Master of Business Administration/Finance degree from the University of Denver in 1992.

  Charif Souki, 43, is currently the Secretary and a Director of Cheniere. Mr. Souki is an independent investment banker with twenty years of experience in the industry. In the past few years he has specialized in providing financing for promising microcap and small capitalization companies with an emphasis on the oil and gas industry. He holds a Bachelor of Arts degree from Colgate University and a Master of Business Administration from Columbia University.

  Efrem Zimbalist III, 49, a director of Cheniere, is President and Chief Executive Officer of Times Mirror Magazines, a division of Times Mirror Co., and a Vice President of Times Mirror Co. He formerly served as vice president, strategic development for Times Mirror Co. from 1993 to 1995. Previously he served as Chairman and Chief Executive Officer of Correia Art Glass, Inc., a family owned business. He also served five years as a senior engagement manager at the management consulting firm of McKinsey and Co., Inc. in Los Angeles. Mr. Zimbalist received a Bachelor of Arts degree in economics from Harvard College and a Master's degree in business administration from Harvard Business School.

ITEM 11. EXECUTIVE COMPENSATION

  Simultaneously with the reorganization of Bexy with Cheniere Operating (the "Reorganization"), all of the officers of Bexy resigned from their respective offices and were replaced by the current officers of the Company. As the Company has divested itself of the assets relating to the business of Bexy prior to the Reorganization and has shifted to a new business, this section describes the compensation to be received by the executive officers of the Company following the Reorganization on July 3, 1996. The Company presently has no employment agreement with any of the Executive Officers.

  William D. Forster, President and Chief Executive Officer of the Company, and Charif Souki, Secretary of the Company, have not received any compensation in the form of salary or options and the Company does not currently intend to pay any such compensation to such officers until the Company has raised significant additional capital. In addition, Mr. Forster and Mr. Souki have not been reimbursed for any travel or entertainment expense incurred on behalf of Cheniere, nor has any such expense been accrued. The Company provides an apartment for the use of Mr. Forster and Mr. Souki during times they are in Houston at a total cost of $4,800 per month. Directors receive no remuneration for serving on the board of directors of the Company.

  Walter L. Williams, Vice Chairman of the Company, began receiving a salary of $120,000 per year on September 1, 1996. By resolution of the Board of Directors of the Company dated July 3, 1996, the Company granted to Mr. Williams certain options to purchase shares of the Common Stock as described below. In addition, the Company granted 30,000 shares of the Common Stock to Mr. Williams on July 3, 1996, which shares have not yet been issued. Keith F. Carney, Chief Financial Officer and Treasurer of the Company, began receiving a salary of $90,000 per year on July 16, 1996, the date of his appointment as an officer of the Company. By resolution of the Board of Directors of the Company dated July 23, 1996, the Company granted to Mr. Carney certain options to purchase shares of Common Stock as described below.

  OPTION GRANTS IN LAST FISCAL YEAR. The following table sets forth certain information with respect to individual grants of stock options made during the fiscal year ended August 31, 1996 to each of the named executive officers.

                                                                     POTENTIAL REALIZABLE VALUE AT
                                                                        ASSUMED ANNUAL RATES OF
                                                                     STOCK PRICE APPRECIATION FOR
                               INDIVIDUAL GRANTS                          OPTION TERMS($)(1)
                         -------------------------------            -------------------------------
                         NUMBER OF
                         SECURITIES  % OF TOTAL EXERCISE
                         UNDERLYING   OPTIONS   OR BASE
                          OPTIONS    GRANTED TO  PRICE   EXPIRATION       5%              10%
NAME                     GRANTED(#)  EMPLOYEES   ($/SH)     DATE    APPRECIATION($) APPRECIATION($)
----                     ----------  ---------- -------- ---------- --------------- ---------------
William D. Forster......       --         --        --         --           --               --
Walter L. Williams......   75,000(2)    25.0      3.00     6/1/01       76,522          173,601
                           75,000(3)    25.0      3.00     6/1/01       91,598          213,461
Keith F. Carney.........   37,500(4)    12.5      3.00    7/16/01       38,261           86,801
                           37,500(4)    12.5      3.00    7/16/01       45,799          106,731
                           37,500(4)    12.5      3.00    7/16/01       53,714          128,654
                           37,500(4)    12.5      3.00    7/16/01       62,024          152,769

--------
(1) The indicated dollar amounts are the result of calculations based on the exercise price of each option and assume five and ten percent annual appreciation rates set by the Securities and Exchange Commission over the term of the option and, therefore, are not intended to forecast possible future appreciation, if any, of the Company's stock price.
(2) Each of these stock options vest and become exercisable on June 1, 1997 and expire five years from the date of grant.
(3) Each of these stock options vest and become exercisable on June 1, 1998 and expire five years from the date of grant.
(4) The Company granted Mr. Carney 150,000 stock options on July 23, 1996. The options vest and become exercisable in equal annual installments of 25% each on the first through fourth anniversaries of July 16, 1996, and expire on the fifth anniversary of the date of grant.

                AGGREGATED OPTION EXERCISED IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUE

  The following table sets forth certain information with respect to the outstanding stock options as of August 31, 1996 for each of the named executive officers.

                               NUMBER OF SECURITIES      VALUE OF UNEXERCISED
                              UNDERLYING UNEXERCISED     IN-THE-MONEY OPTIONS
                              OPTIONS AT 8/31/96 (#)        AT 8/31/96 ($)
                             ------------------------- -------------------------
NAME                         EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
----                         ----------- ------------- ----------- -------------
William D. Forster..........      --             --         --            --
Walter L. Williams..........      --        150,000         --        37,500(1)
Keith F. Carney.............      --        150,000         --        37,500(1)

--------
(1) Market value of underlying securities at fiscal year-end 8/31/96 ($3.25), minus the exercise price.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information regarding the ownership of the Common Stock, of: (i) each person known by the Company to own beneficially five percent or more of the outstanding Common Stock at November 22, 1996; (ii) each of the Company's directors; (iii) each of the executive officers of the Company; and (iv) all directors and executive officers of the Company as a group.

                                                     SHARES BENEFICIALLY
                                                     OWNED PRIOR TO THE
                                                          OFFERING
                                                    ---------------------------
                                                                    PERCENTAGE
                                                                     OF SHARES
             NAME OF BENEFICIAL OWNER                NUMBER         OUTSTANDING
             ------------------------               ---------       -----------
William D. Forster................................. 2,846,211(1)       26.8%
BSR Investments, Ltd............................... 2,602,000          24.5%
Charif Souki.......................................         0(2)         --
Walter L. Williams.................................    30,000(3)(4)      .3%
Keith F. Carney....................................         0(3)         --
Efrem Zimbalist III................................    20,000            .2%
All directors and executive officers as a group (5
 persons).......................................... 2,896,211(1)(2)    27.3%

--------
(1) Does not include 100,000 shares held by a trust for the benefit of Mr. Forster's mother of which trust Mr. Forster is a 20% remainderman and of which shares he disclaims beneficial ownership.
(2) Does not include 2,602,000 shares held by BSR Investments, Ltd., an entity under the control of a member of Mr. Souki's immediate family, of which shares Mr. Souki disclaims beneficial ownership.
(3) Does not include 150,000 shares of the Common Stock issuable upon the exercise of options, not exercisable within 60 days of the date of this Prospectus, held by each of Mr. Williams and Mr. Carney.
(4) The 30,000 shares of the Common Stock held by Mr. Williams have been granted by the Company, but have not yet been issued.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  BSR Investments, Ltd. ("BSR"), an entity holding approximately 24.5% of the outstanding shares of the Common Stock, is under the control of a member of the immediate family of Charif Souki, Secretary and a director of the Company. Mr. Souki has been engaged, from time to time, as a consultant to BSR. In addition, BSR has in the past provided certain financial advisory and other services to the Company on an arm's length basis. Mr. Souki disclaims beneficial ownership of all shares held by BSR.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  a. Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits

                                                                           PAGE
                                                                           ----
    1. Consolidated Financial Statements

      Independent Auditors' Report........................................    19
      Consolidated Balance Sheet..........................................    20
      Consolidated Statement of Operations................................    21
      Consolidated Statement of Stockholders' Equity......................    22
      Consolidated Statement of Cash Flows................................ 23-24
      Notes to Consolidated Financial Statements.......................... 25-29

    2. Consolidated Financial Statement Schedules

  All consolidated financial statement schedules have been omitted because they are not required, are not applicable or the information required has been included elsewhere herein.

    3. Exhibits and Financial Statement Schedules

 EXHIBITS
 --------
   3.1 --Amended and Restated Certificate of Incorporation of Cheniere Energy, Inc. ("Cheniere")*
   3.2    --By-laws of Cheniere*
   4.1    --Specimen Common Stock Certificate of Cheniere*
   5.1    --Opinion of Dewey Ballantine*
  10.1    --Exploration Agreement between FX Energy, Inc. (now known as
            Cheniere Energy Operating Co., Inc. ("Cheniere Operating")) and Zydeco Exploration, Inc.*
  10.2    --First Amendment to the Exploration Agreement between FX Energy,
            Inc. (now known as Cheniere Operating) and Zydeco Exploration, Inc.*
  10.3 --Second Amendment to the Exploration Agreement between FX Energy, Inc. (now known as Cheniere Operating) and Zydeco Exploration, Inc.*
  10.4    --Third Amendment to the Exploration Agreement between FX Energy,
            Inc. (now known as Cheniere Operating) and Zydeco Exploration, Inc.
  10.5 --Form of Regulation D Subscription Agreement between Cheniere Operating and certain "accredited investors"
  10.6 --Form of Noteholders' Agreement ("Noteholders Agreement") between Cheniere Operating and the holders of promissory notes in the aggregate principal amount of $425,000.00*
  10.7 --Form of Warrant Agreement governing warrants of Cheniere issued in exchange for warrants of Cheniere Operating (which were issued pursuant to the Noteholders Agreement)*
  10.8 --Asset Transfer, Assignment and Assumption Agreement between Bexy Communications, Inc. and Mars Ventures Inc.*
  10.9 --Indemnification Agreement among Buddy Young, Cheniere, Cheniere Energy Operating Co., Inc. and the Stockholders of Cheniere Energy Operating Co., Inc. named therein*
  10.10 --Form of Warrant Agreement between Cheniere and each of C.M. Blair, W.M. Forster & Co., Inc. and Redliw Corp.*
  10.11 --Consulting Agreement between Cheniere and Buddy Young regarding reverse splits of the Common Stock*
  21.1    --Subsidiaries of Cheniere*
  23.1    --Consent of Dewey Ballantine (included in Exhibit 5.1)*
  23.2    --Consent of Merdinger, Fruchter, Rosen & Corso, P.C.*
--------
* Filed previously.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                          CHENIERE ENERGY, INC.

                                                 /s/ William D. Forster
                                          By:__________________________________
                                              President and Chief Executive
                                                         Officer

Date: November 26, 1996

                                 EXHIBIT INDEX

  Exhibit
    No.
  -------
    3.1     Amended and Restated Certificate of Incorporation of Cheniere Energy, Inc. ("Cheniere")*
    3.2     By-laws of Cheniere*
    4.1     Specimen Common Stock Certificate of Cheniere*
    5.1     Opinion of Dewey Ballantine*
    10.1    Exploration Agreement between FX ENERGY, Inc. (now known as Cheniere Energy Operating Co., Inc.
            (Cheniere Operating")) and Zydeco Exploration, Inc.*
    10.2    First Amendment to the Exploration Agreement between FX Energy, Inc. (now known as Cheniere Operating) and Zydeco
            Exploration Inc.*
    10.3    Second Amendment to the Exploration Agreement between FX Energy, Inc. (now known as Cheniere Operating) and Zydeco
    10.4    Third Amendment to the Exploration Agreement to the Exploration Agreement between FX Energy, Inc. (now known as Cheniere
            Operating) and Zydeco Exploration, Inc.
    10.5     Form of Regulation D Subscription Agreement between Cheniere Operating and certain "accredited investors"
    10.6     Form of Noteholders' Agreement ("Noteholders Agreement 11) between Cheniere Operating and the holders of promissory notes in the aggregate principal amount of $425,000.00*
    10.7     Form of Warrant Agreement governing warrants of Cheniere issued in exchange for warrants of Cheniere Operating (which were issued pursuant to the Noteholders Agreement")*
    10.8     Asset Transfer, Assignment and Assumption Agreement between Bexy Communications, Inc. and Mars Ventures Inc.*
    10.9     Indemnification Agreement among Buddy Young, Cheniere, Cheniere Energy Operating Co., Inc. and the Stockholders of
             Cheniere Energy Operating Co., Inc. named therein*
    10.10    Form of Warrant Agreement between Cheniere and each of C.M. Blair, W.M. Forster & Co., Inc. and Redliw Corp.*
    10.11    Consulting Agreement between Cheniere and Buddy Young regarding reverse splits of the Common Stock*
    21.1     Subsidiaries of Cheniere*
    23.1     Consent of Dewey Ballantine (included in Exhibit 5.1)*
    23.2     Consent of Merdinger, Fruchter, Rosen & Corso, P.C.*
    __________________
    *        Filed previously.