Form 10-K/A
period 1996-08-31
CHENIERE ENERGY INC
filed 1996-12-24
CIK 3570

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-K/A

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

                                                       95-4352386
              DELAWARE                              (I.R.S. EMPLOYER
   (STATE OR OTHER JURISDICTION OF                 IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)


                                                       77002-4312
      1200 SMITH ST. SUITE 1710                        (ZIP CODE)
           HOUSTON, TEXAS
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)

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



-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K



    9. Exhibits and Financial Statement Schedules

 EXHIBITS
 --------
   27     --Financial Data Schedule.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                          CHENIERE ENERGY, INC.

                                                 /s/ William D. Forster
                                          By:__________________________________
                                              President and Chief Executive
                                                         Officer
Date: December 24, 1996