Form 10-Q
period 1996-11-30
CHENIERE ENERGY INC
filed 1997-01-15
CIK 3570

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 30, 1996

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1943

               For the transition period from _______ to ________


                          Commission File No. 2-63115

                             CHENIERE ENERGY, INC.
                    (Exact name as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                   95-4352386
                         (I. R. S. Identification No.)

                         1200 Smith Street, Suite 1710
                                 Houston, Texas
                    (Address or principal place of business)

                                   77002-4312
                                   (Zip Code)

                                (713)  659-1361
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] NO [ ].

As of January 10, 1997, there were 11,942,515 shares of Cheniere Energy, Inc. Common Stock, $.003 par value, issued and outstanding.

================================================================================

                             CHENIERE ENERGY, INC.
                               INDEX TO FORM 10-Q



                                                                            Page
                                                                            ----
Part I.  Financial Information

     Item 1. Consolidated Financial Statements..............................   3

               Consolidated Balance Sheets..................................   3

               Consolidated Statements of Operations........................   4

               Consolidated Statements of Stockholders' Equity..............   5

               Consolidated Statements of Cash Flows........................   6

          Notes to Consolidated Financial Statements........................   7

     Item 2. Management's Discussion and Analysis of Financial Condition and
               Results of Operations........................................  11

Part II.  Other Information

     Item 6. Exhibits and Reports on Form 8-K...............................  13

Signatures..................................................................  14

                     CHENIERE ENERGY, INC. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                   (Unaudited)
                                                   Nov. 30, 1996   Aug. 31, 1996
                                                   -------------   -------------
   ASSETS
CURRENT ASSETS
 Cash                                                $   324,550   $ 1,093,180
 Prepaid Expenses And Other Current Assets                 6,622         4,800
                                                     -----------   -----------

 TOTAL CURRENT ASSETS                                    331,172     1,097,980
                                                     -----------   -----------

PROPERTY AND EQUIPMENT, NET                               50,988        46,830
                                                     -----------   -----------

OTHER ASSETS
 Investment                                            6,000,000     4,000,000
 Security Deposit                                            500           500
                                                     -----------   -----------

 TOTAL OTHER ASSETS                                    6,000,500     4,000,500
                                                     -----------   -----------

 TOTAL ASSETS                                        $ 6,382,660   $ 5,145,310
                                                     ===========   ===========


   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts Payable and Accrued Expenses               $   374,184   $   292,894
 Loans Payable                                           215,000       425,000
 Advances for Issuance of Common Stock                   384,985             -
 Advance from Officers                                       961           961
                                                     -----------   -----------

   TOTAL LIABILITIES                                     975,130       718,855
                                                     -----------   -----------

STOCKHOLDERS' EQUITY
 Common Stock - $.003 Par Value
  Authorized 20,000,000 shares;
  10,624,794 and 9,931,767 Issued and
  Outstanding at November 30, 1996 and
  August 31, 1996, respectively                           31,875        29,795
 Preferred Stock - Authorized
  1,000,000 shares; None Issued
  and Outstanding                                              -             -
 Additional Paid-in-Capital                            6,757,501     5,626,840
 Retained Deficit                                     (1,381,846)   (1,230,180)
                                                     -----------   -----------

   TOTAL STOCKHOLDERS' EQUITY                          5,407,530     4,426,455
                                                     -----------   -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 6,382,660   $ 5,145,310
                                                     ===========   ===========

See Accompanying Notes to Financial Statements

                     CHENIERE ENERGY, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                             For the Three Months Ended
                                                      November 30,
                                              1996                      1995
                                           -----------              -----------

Revenue                                    $         -              $    2,522
                                           -----------              ----------

General and Administrative Expenses            145,928                  82,614
Interest Expense                                 7,239                       -
                                           -----------              ----------
                                               153,167                  82,614
                                           -----------              ----------

Loss from Operations Before Other
 Income                                     (  153,167)             (   80,092)

Interest Income                                  1,501                     606
                                           -----------              ----------


Loss From Continuing Operations
 Before Income Taxes                        (  151,666)             (   79,486)

Provision for Income Taxes                           -                       -
                                           -----------              ----------

Net Loss                                   $(  151,666)             $(  79,486)
                                           ===========              ==========

Loss Per Share                             $(      .01)             $(     .03)
                                           ===========              ==========

Weighted Average Number of Shares
 Outstanding                                10,310,670               1,659,203
                                            ==========               =========




See Accompanying Notes to Financial Statements.

                     CHENIERE ENERGY, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                 FOR THE THREE MONTHS ENDED NOVEMBER 30, 1996






                                         Common Stock                  Additional                       Total
                                         ------------                   Paid-in        Retained      Stockholders'
                                   Shares           Par Value           Capital        Deficit         Equity
                                ------------  ----------------------  ------------  --------------  ------------
Balance - September 1, 1996        9,931,767         $29,795           $5,626,840     $(1,230,180)   $4,426,455

Sales of Shares                      588,027           1,765            1,288,736               -     1,290,501

Conversion of Debt                   105,000             315              209,685               -       210,000

Expenses Related to Offering               -               -          (   367,760)              -   (   367,760)

Net Loss                                   -               -                    -     (   151,666)  (   151,666)
                                  ----------         -------           ----------   -------------    ----------

Balance - November 30, 1996       10,624,794         $31,875           $6,757,501     $(1,381,846)   $5,407,530
                                  ==========         =======           ==========   =============    ==========




See Accompanying Notes to Financial Statements.

                     CHENIERE ENERGY, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                 FOR THE THREE MONTHS ENDED NOVEMBER 30, 1996


CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                         $(  151,666)
  Adjustments to Reconcile Net Loss to
  Net Cash Used by Operating Activities:
  Depreciation                                                           2,023
  (Increase) in Prepaid Expenses and Other Current Assets           (    1,822)
  Increase in Accounts Payable and Accrued Expenses                     81,290
                                                                   -----------


NET CASH USED BY OPERATING ACTIVITIES                               (   70,175)
                                                                   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Furniture, Fixtures and Equipment                     (    6,180)
  Investment                                                        (2,000,000)
                                                                    ----------

NET CASH USED BY INVESTING ACTIVITIES                               (2,006,180)
                                                                    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of Common Stock                                               1,290,500
  Offering Costs                                                    (  367,760)
  Advances for Issuance of Common Stock                                384,985
                                                                    ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                            1,307,725
                                                                    ----------

NET DECREASE IN CASH                                                (  768,630)

CASH - BEGINNING OF YEAR                                             1,093,180
                                                                    ----------

CASH - NOVEMBER 30, 1996                                            $  324,550
                                                                    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash Paid for Interest                                            $    8,570
                                                                    ==========
  Cash Paid for Income Taxes                                        $        -
                                                                    ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITIES:
  Common stock totaling 105,000 shares was issued upon the conversion of $210,000 of debt.




See Accompanying Notes to Financial Statements.

                     CHENIERE ENERGY, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 1996


NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING

      a)    Basis of Presentation
            ---------------------
            The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period to conform to the current period's presentation.

            For further information refer to the financial statements and footnotes included in the Registrant's Annual Report on form 10-K for the year ended August 31, 1996.

            The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year ended August 31, 1997.

            The accompanying consolidated financial statements include the accounts of Cheniere Energy, Inc. ("The Company") and its 100% owned subsidiary, Cheniere Energy Operating Co., Inc. ("Cheniere Operating"). Accordingly, all references herein to Cheniere Energy, Inc. or the "Company" include the consolidated results of its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

      b)    Loss Per Share
            --------------
            Loss per share is based on the weighted average number of shares of common stock outstanding during the period.

NOTE 2 -    WARRANTS

            The Company has issued and outstanding certain warrants described herein.

            The Company has issued and outstanding 141,666 and 2/3 warrants (collectively, the "June Warrants"), each of which entitles the registered holder thereof to purchase one share of Common Stock. The June Warrants are exercisable at any time on or before June 14, 1999, at an exercise price of $3.00 per share (subject to customary anti-dilution adjustments). The June Warrants were originally issued by

                     CHENIERE ENERGY, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 1996


            Cheniere Operating and were converted to warrants of Cheniere following the Reorganization. The June Warrants were issued to a group of 11 investors in connection with a private placement of unsecured promissory notes.

            Effective September 14, 1996, the Company failed to pay all amounts due and payable under the Notes by the Maturity Date. Certain of the noteholders converted their notes into 105,000 shares of common stock.

            An individual note holder has purchased the promissory notes of the remaining note holders. As per the terms of the notes, the holder is also entitled to receive up to an aggregate of 21,500 additional warrants for each month, or partial month, any amounts remain due and payable after September 14, 1996, up to a maximum aggregate number of 86,000 such additional warrants. (See Note 6 - Subsequent Events).

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


NOTE 3 -    STOCK OPTIONS

            The Company has granted certain options to purchase shares of Common Stock to 2 executives. Such options aggregate 300,000 shares at an exercise price of $3.00 per share. The options vest and are exercisable as follows:

                     CHENIERE ENERGY, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             NOVEMBER 30, 1996


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

NOTE 4 -    COMMON STOCK RESERVED

            The Company has reserved 322,166 and 2/3 share of Common Stock for issuance upon the exercise of outstanding warrants.

            The Company has reserved 319,444 and 2/3 shares of Common Shares for insurance upon the exercise of outstanding options.

NOTE 5 -    COMMITMENTS AND CONTINGENCIES

      1) The Company subleases its Houston, Texas headquarters from Zydeco under a month-to-month sublease.

      2) On July 26, 1996, the Company signed a Letter of Intent with Poseidon Petroleum, LLC ("Poseidon") to purchase Poseidon's 47% working interest in undeveloped reserves in the Bonito unit of the Pacific Outer Continental Shelf, offshore Santa Barbara County, California. The parties are conducting due diligence and are negotiating a definitive purchase and sale agreement and related documentation. (See Note 6 - Subsequent Events). The transactions contemplated in the Letter of Intent may be terminated by either party upon the occurrence of certain events and there can be no assurance that the Company will successfully consummate such transactions. Moreover, if such transactions are consummated, the Company expects that development of the reserves will not occur for at least five years. There can be no assurance that the Company will successfully develop the reserves or that the reserves will yield sufficient quantities of oil and gas to be economically viable.

      3) As of November 30, 1996, the Company has an investment of $6,000,000 in a 3-D seismic exploration project in south Louisiana (the "3-D Joint Venture") pursuant

                     CHENIERE ENERGY, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             NOVEMBER 30, 1996


            to an Exploration Agreement (the "Exploration Agreement") between the Company and Zydeco Exploration, Inc. ("Zydeco"). Under the terms of the Exploration Agreement, the Company is required to make additional monthly payments aggregating, at least, $7.5 million. The Company's potential participation in the 3-D Joint Venture could be significantly reduced in the event of a failure by the Company to make such required monthly payments when due.

NOTE 6 -    SUBSEQUENT EVENTS

            During the month of December 1996, the Company issued 1,317,721 shares of common stock for gross proceeds of $3,169,875. Proceeds received are intended to fund future commitments to the 3-D Joint Venture.

            Certain of these proceeds aggregating $384,895 were received during the quarter ended November 30, 1996, and were classified as Advances for Issuance of Common Stock.

            Also, on December 14, 1996, the Company repaid the $215,000 loan payable and related accrued interest. Upon repaying the loan, the Company issued 64,500 warrants in accordance with the loan agreement.

            On December 19, 1996, Cheniere Energy California, Inc. ("Cheniere California") was incorporated. Cheniere California is a 100% owned subsidiary of the Company.

            On December 20, 1996, Cheniere Energy California, inc. ("Cheniere California"), a wholly-owned subsidiary of the Company, signed a Purchase and Sale Agreement with Poseidon Petroleum, LLC ("Poseidon") to acquire Poseidon's 60% working interest in six undeveloped leases in the Bonito Unit of the Pacific Outer Continental Shelf (OCS) off Santa Barbara County, California (which is equal to a 47% working interest in the Bonito Unit). Poseidon estimates that the net proved undeveloped reserves attributable to its interests are approximately 47 million barrels of oil equivalent. As payment for this interest, Poseidon will receive production payments aggregating $18,000,000 to be paid as three percent of the production revenue from the leases being assigned. Minimum prepayments of the annual production payment shall be made at the rate of $540,000 per year, payable in advance. Poseidon will have a reserve report prepared with respect to the leases which is subject to Cheniere California's acceptance. The principal amount of the production payment and the required minimum yearly payments are subject to adjustment based on the results of the reserve report. Subject to the satisfaction of certain conditions, it is anticipated that closing of the purchase will occur during the second calendar quarter of 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following is a discussion of the Company's financial operations for the three month periods ended November 30, 1996 and 1995. The Company's accompanying unaudited financial statements and notes thereto and the consolidated financial statements included in the Company's Annual Report of Form 10-K for the year ended August 31, 1996 contain detailed information that should be referred to in conjunction with the following discussion.

     General. On July 3, 1996, the Company changed its name to Cheniere Energy, Inc. and its principal business became oil and gas exploration. The assets and liabilities relating to its former business were distributed to the previous shareholders as of that same date. The comparative financial results for the period ended November 30, 1995 relate to those discontinued operations.

     Private Placement of Common Shares. In September and October 1996, pursuant to Regulation D promulgated under the Securities Act of 1933 ("Regulation D"), the Company sold an aggregate of 352,472 shares of Common Stock to twelve "accredited investors" pursuant to Rule 506 of Regulation D and received proceeds of $760,500 net of placement fees from such sales. Information regarding the sales is set forth in the table below.

Date         Shares   Price  Proceeds  Fee/Commission  Net Proceeds
----         -------  -----  --------  --------------  ------------

    9/12      50,000  $2.00  $100,000              $0      $100,000
    9/16      80,250  $2.00  $160,500              $0      $160,500
    10/30    222,222  $2.25  $500,000              $0      $500,000
             -------         --------              --      --------
             352,472         $760,500              $0      $760,500

          In October 1996, pursuant to Regulation S promulgated under the Securities Act of 1933, the Company sold an aggregate of 235,555 shares of Common Stock to one offshore investor and received proceeds of $477,000 net of placement fees from such sales. Information regarding each sale is set forth in the table below.

    Date   Shares   Price   Proceeds  Fee/Commission  Net Proceeds
    ----   ------   -----   --------  --------------  ------------

    10/30  235,555  $2.25   $530,000        $53,000       $477,000

     The proceeds of the sales of Common Stock during September and October 1996 tabulated above, together with cash balances, were used to fund $2 million in payments to the 3-D Joint Venture.

     Amendment to Exploration Agreement. On November 27, 1996, the Company and Zydeco Exploration, Inc. amended the Exploration Agreement between the two entities relating to the 3-D Joint Venture whereby the schedule for payment of Seismic Funds defined by the Exploration Agreement and its amendments from Cheniere to Zydeco is suspended. The new amendment calls for Cheniere to furnish funds to maintain a $1,000,000 balance in the Seismic Fund account and for Cheniere to resume the payment schedule within thirty days of Zydeco's notification. The suspension of payment of Seismic Funds is intended to better align the payment schedule with Zydeco's need for such funds. Under the revised agreement, Cheniere expects to fund an additional $7.5 million of Seismic Fund payments during the final three quarters of its fiscal year.

Results of Operations; Three Months ended November 30, 1996 and 1995

     The Company's operating results for the three months ended November 30, 1996 reflect a loss of $151,666, or $0.01 per share, as there were no operating revenues. General and administrative expenses of $145,928 and interest expenses of $7,239 were offset by interest income of $1,501. Operating results for the prior year's quarter relate to discontinued operations. For the three months ended November 30, 1995, the Company had an operating loss of $79,486, or $0.03 per share.

Liquidity and Capital Resources

     At November 30, 1996, total assets were $6,382,660 compared to $5,145,310 at August 31, 1996. The increase is due to primarily to equity proceeds of $1,237,000 received during the quarter. Current assets declined to $324,550 from $1,093,180 during the same period. Other assets reflect an increase in investment to $6 million from $4 million in the Joint Venture. This increase was funded primarily from equity proceeds and from cash balances.

     The Company's balance sheet reflected current assets of $331,172 and current liabilities of $975,130. Current liabilities included $384,985 representing funds advanced for the issuance of common stock and $215,000 representing a short term note due January 14, 1997 (see Notes 2 and 6, Notes to Consolidated Financial Statements). The Company has no long term liabilities.

Other

     This document includes "forward looking" statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Certain risks and uncertainties inherent in the Company's business are set forth in the filings of the Company with the Securities and Exchange Commission.

                          PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Each of the following exhibits is filed herewith:

10.12 --Fourth Amendment to the Exploration Agreement between FX Energy, Inc. (now known as Cheniere Energy Operating Co., Inc. ("Cheniere Operating") and Zydeco Exploration, Inc.

27.1    --Financial Data Schedule


(b) There were no reports on Form 8-K filed for the three months ended November 30, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                              CHENIERE ENERGY, INC.


                              /s/ William D. Forster
                              -------------------------------------------
                              William D. Forster
                              President and Chief Executive Officer

                              Date:  January 15, 1997