Form 10-Q
period 1997-02-28
CHENIERE ENERGY INC
filed 1997-03-14
CIK 3570

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1997

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

As of March 14, 1997, there were 12,648,409 shares of Cheniere Energy, Inc. Common Stock, $.003 par value, issued and outstanding.

================================================================================

                             CHENIERE ENERGY, INC
                              INDEX TO FORM 10-Q



                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements..............................   3

               Consolidated Balance Sheet...................................   3

               Consolidated Statement of Operations.........................   4

               Consolidated Statement of Stockholders' Equity...............   5

               Consolidated Statement of Cash Flows.........................   6

          Notes to Consolidated Financial Statements........................   7

     Item 2. Management's Discussion and Analysis of Financial Condition and
               Results of Operations........................................  12

PART II.  OTHER INFORMATION

     Item 5. Other Information..............................................  15

     Item 6. Exhibits and Reports on Form 8-K...............................  15

SIGNATURES..................................................................  16

                      CHENIERE ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                    February 28,     August 31,
                                                        1997            1996
                                                    ------------     ----------
    ASSETS
CURRENT ASSETS
  Cash                                              $  3,843,088   $  1,093,180
  Prepaid Expenses And Other Current Assets              153,321          4,800
                                                    ------------   ------------

  TOTAL CURRENT ASSETS                                 3,996,409      1,097,980
                                                    ------------   ------------

PROPERTY AND EQUIPMENT, NET                               48,967         46,830
                                                    ------------   ------------

OTHER ASSETS
  Investment                                           7,141,745      4,000,000
  Security Deposit                                           500            500
                                                    ------------   ------------
   TOTAL OTHER ASSETS                                  7,142,245      4,000,500
                                                    ------------   ------------

  TOTAL ASSETS                                      $ 11,187,621   $  5,145,310
                                                    ============   ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable and Accrued Expenses             $    196,776   $    292,894
  Loans Payable                                                -        425,000
  Advance from Officers                                        -            961
  Advances for Issuance of Common Stock                1,500,025              -
                                                    ------------   ------------
    TOTAL LIABILITIES                                  1,696,801        718,855
                                                    ------------   ------------

STOCKHOLDERS' EQUITY
  Common Stock - $.003 Par Value
   Authorized 20,000,000 shares;
   12,295,462 and 9,931,767 Issued and
   Outstanding at February 28, 1997 and
   August 31, 1996, respectively                          36,886         29,795
  Preferred Stock - Authorized
   1,000,000 shares; None Issued
   and Outstanding
  Additional Paid-in-Capital                          10,982,363      5,626,840
  Retained Deficit                                    (1,528,429)    (1,230,180)
                                                    ------------   ------------

    TOTAL STOCKHOLDERS' EQUITY                         9,490,820      4,426,455
                                                    ------------   ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 11,187,621   $  5,145,310
                                                    ============    ===========
See Accompanying Notes to Financial Statements.

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                             FEBRUARY 28,    FEBRUARY 29,   FEBRUARY 28,     FEBRUARY 29,
                                                 1997           1996             1997            1996
                                             ------------    ------------   -----------      ------------
Revenue                                      $         -      $   39,736    $         -      $   42,258
                                             -----------      ----------    -----------      ----------

General and Administrative Expenses              165,765         110,003        311,693         192,617
Interest Expense                                   1,313               -          8,552               -
                                             -----------      ----------    -----------      ----------
                                                 167,078         110,003        320,245        192,617
                                             -----------      ----------    -----------      ----------

Loss from Operations Before Other Income        (167,078)        (70,267)      (320,245)       (150,359)

Interest Income                                   20,495             673         21,996           1,279
                                             -----------      ----------    -----------      ----------

Loss From Operations Before Income Taxes        (146,583)        (69,594)      (298,249)       (149,080)

Provision for Income Taxes                             -               -              -               -
                                             -----------      ----------    -----------      ----------

Net Loss                                     $  (146,583)     $  (69,594)   $  (298,249)     $ (149,080)
                                             ===========      ==========    ===========      ==========

Loss Per Share                                      (.01)           (.04)          (.03)          (.09)
                                             ===========      ==========    ===========      ==========

Weighted Average Number of Shares
 Outstanding                                  11,757,696       1,781,500     11,036,471       1,681,203
                                             ===========      ==========    ===========      ==========




See Accompanying Notes to Financial Statements.

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                   FOR THE SIX MONTHS ENDED FEBRUARY 28, 1997




                                      Common Stock       Additional                       Total
                                ----------------------    Paid-in         Retained     Stockholders'
                                   Shares      Amount      Capital        Deficit         Equity
                                ------------  --------  -------------  --------------  ------------

Balance - September 1, 1996        9,931,767   $29,795   $ 5,626,840     $(1,230,180)   $4,426,455

Sales of Shares                    2,258,695     6,776     5,953,624               -     5,960,400

Conversion of Debt                   105,000       315       209,685               -       210,000

Expenses Related to Offering               -         -      (807,786)              -      (807,786)

Net Loss                                   -         -             -        (298,249)     (298,249)
                                  ----------   -------   -----------   -------------    ----------

Balance - February 28, 1997       12,295,462   $36,886   $10,982,363     $(1,528,429)   $9,490,820
                                  ==========   =======   ===========   =============    ==========




See Accompanying Notes to Financial Statements.

                      CHENIERE ENERGY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                   FOR THE SIX MONTHS ENDED FEBRUARY 28, 1997



  CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                $   (298,249)
    Adjustments to Reconcile Net Loss to
     Net Cash Used by Operating Activities:
    Depreciation                                                   4,043
    (Increase) in Prepaid Expenses and Other Current Assets     (148,521)
    Decrease in Accounts Payable and Accrued Expenses            (96,118)
    (Decrease) in Advance from Officers                             (961)
                                                             -----------


  NET CASH USED BY OPERATING ACTIVITIES                         (539,806)
                                                             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Furniture, Fixtures and Equipment                 (6,180)
    Investment                                                (3,141,745)
                                                             -----------

 NET CASH USED BY INVESTING ACTIVITIES                        (3,147,925)
                                                             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of Loan                                           (215,000)
    Sale of Common Stock                                       5,960,400
    Offering Costs                                              (807,786)
    Advances for Issuance of Common Stock                      1,500,025
                                                             -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                      6,437,639
                                                             -----------

NET INCREASE IN CASH                                           2,749,908

CASH - BEGINNING OF YEAR                                       1,093,180
                                                             -----------

CASH - FEBRUARY 28, 1997                                    $  3,843,088
                                                             ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash Paid for Interest                                  $     15,635
                                                             ===========
    Cash Paid for Income Taxes                              $          -
                                                             ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITIES:
    Common stock totaling 105,000 shares was issued upon the conversion of $210,000 of debt.


See Accompanying Notes to Financial Statements.

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 28, 1997


  NOTE 1 -    SUMMARY OF SIGNIFICANT ACCOUNTING

        a)  Basis of Presentation
            The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period to conform to the current periods' presentation.

            For further information refer to the financial statements and footnotes included in the Registrant's Annual Report on form 10-K for the year ending August 31, 1996.

            The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year ended August 31, 1997.

            The accompanying consolidated financial statements include the accounts of Cheniere Energy, Inc. ("The Company") and its 100% owned subsidiaries, Cheniere Energy Operating Co., Inc. ("Cheniere Operating") and Cheniere Energy California, Inc. ("Cheniere California"). Accordingly, all references herein to Cheniere Energy, Inc. or the "Company" include the consolidated results of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

            Loss Per Share
            Loss per share is based on the weighted average number of shares of common stock outstanding during the period.

  NOTE 2 -  ACQUISITIONS

            On December 19, 1996, Cheniere California was incorporated. Cheniere California is a 100% owned subsidiary of the Company.

  NOTE 3 -  WARRANTS

            The Company has issued and outstanding certain warrants described herein.

            The Company has issued and outstanding 141,666 and 2/3 warrants (collectively, the "June Warrants"), each of which entitles the registered holder thereof to purchase one share of Common Stock. The June Warrants are exercisable at any time on or before June 14, 1999, at an exercise price of $3.00 per share (subject to customary anti-dilution adjustments). The June Warrants were originally issued by Cheniere Operating and were converted to warrants of Cheniere following the Reorganization. The June Warrants were issued to a

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 28, 1997

  NOTE 3 -  WARRANTS (Cont'd)

            group of 11 investors in connection with a private placement of unsecured promissory notes.

            Effective September 14, 1996, the Company had not paid all amounts due and payable under the Notes by the Maturity Date. Certain of the noteholders converted their notes into 105,000 shares of Common Stock. An individual note holder purchased the promissory notes of the remaining note holders. As per the terms of the notes, the holder was entitled to receive up to an aggregate of 21,500 additional warrants for each month, or partial month, any amounts that remained due and payable after September 14, 1996, up to a maximum aggregate number of 86,000 such additional warrants. These notes were repaid on December 14, 1996 and, upon repayment, the Company issued 64,500 warrants in accordance with the loan agreement. The terms of the warrants were similar to the June warrants.

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

            In connection with the July and August 1996 placement of 508,400 shares of Common Stock, the Company issued warrants to purchase 12,500 shares of Common Stock to one of two distributors who placed the shares. Such warrants are exercisable on or before the second anniversary of the sale of the shares of Common Stock at an exercise price of $3.125 per share (subject to customary anti-dilution adjustments).

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

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 28, 1997


NOTE 4 -    STOCK OPTIONS

            The Company has granted certain options to purchase shares of Common Stock to 2 executives. Such options aggregate 300,000 shares at an exercise price of $3.00 per share. The options vest and are exercisable as follows:

        1) 75,000 qualified options vest and become exercisable on June 1, 1997 and expire June 1, 2001.

        2) 75,000 qualified options vest and become exercisable on June 1, 1998 and expire June 1, 2001.

        3) 150,000 qualified options vest and become exercisable in equal annual installments of 25% each on the first through fourth anniversary of July 16, 1996 and expire July 16, 2001.

            In addition, the Company has granted qualified options to the former President of the Company. The holder has the option to acquire 19,444 and 2/3 shares of Common Stock at an exercise price of $1.80 per share. The options expire November 11, 2003.

            Also, the Company has granted 12,000 non-qualified options to an employee at an exercise price of $3.00 per share. These options vest and become exercisable in equal annual installments of 25% each on the first through fourth anniversary of January 23, 1997 and expire January 23, 2002.

NOTE 5 -    COMMON STOCK RESERVED

            The Company has reserved 386,666 and 2/3 share of Common Stock for insurance upon the exercise of outstanding warrants.

            The Company has reserved 331,444 and 2/3 shares of Common Shares for insurance upon the exercise of outstanding options.

NOTE 6 -    COMMITMENTS AND CONTINGENCIES

        1) The Company subleases its Houston, Texas headquarters from Zydeco under a month-to-month sublease.

        2) On December 20, 1996, Cheniere California signed a Purchase and Sale Agreement with Poseidon Petroleum, LLC, ("Poseidon") to acquire Poseidon's 60% working interest in six undeveloped leases in the Bonito Unit of the

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 28, 1997


NOTE 6 -    COMMITMENTS AND CONTINGENCIES (CONT'D)

            Pacific Outer Continental Shelf (OCS) off Santa Barbara County, California. Poseidon estimates that the net proved undeveloped reserves attributable to its interest are approximately 47 million barrels of oil equivalent. As payment for this interest, Poseidon will receive production payments aggregating $18,000,000 to be paid as three percent of the production revenue from the leases being assigned. Minimum prepayments from the annual production payment shall be made at the rate of $540,000 per year, payable in advance. Poseidon will receive the first minimum prepayment of $540,000 at closing. Poseidon will have a reserve report prepared with respect to the leases which is subject to Cheniere California's acceptance. The principal amount of the production payment and the required minimum yearly payments are subject to adjustment based on the results of the revenue report. Subject to the satisfaction of certain conditions by Poseidon and Cheniere California, it is anticipated that closing of the purchase will occur during the second calendar quarter of 1997.

        3) As of February 28, 1997, the Company has an investment of $7,141,745 in a 3-D seismic exploration program in southern Louisiana, (the "Joint Venture"). Under the terms of the Exploration Agreement relating to the program, the Company is required to make additional monthly payments aggregating, at least, approximately $6.358 million (See Note 7). The Company's potential participation in the Joint Venture could be significantly reduced in the event of a failure by the Company to make such required monthly payments when due.

        4) On February 28, 1997, The Company issued 352,947 shares of Common Stock at a price of $4.25 per share. If during the 270 day period following the date of purchase of these shares the Company offers and sells any shares of its Common Stock for a per share gross sales price lower than the price paid for these shares, the Company will issue additional shares of Common Stock to reflect the lowest per share gross sales price at which shares of Common Stock were offered and sold during the period.

NOTE 7 -    SUBSEQUENT EVENTS

            On March 4, 1997, $1,500,025 of Advances for Issuance of Common Stock were transferred to capital, as the Company issued 352,947 shares of common stock for gross proceeds of $1,500,025. Proceeds received are intended to fund future commitments to the 3-D Joint Venture. If during the 270 day period following the date of purchase of these shares the Company offers and sells any shares of its Common Stock for a per share gross sales price lower than the price paid for these shares, the Company will issue additional shares of Common Stock to reflect the

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 28, 1997

NOTE 7 -    SUBSEQUENT EVENTS (CONT'D)

            lowest per share gross sales price at which shares were offered and sold during the period.

            On March 4, 1997, the Company funded an additional $858,255 investment in the 3-D Joint Venture, bringing its total investment to date to $8,000,000. The Company has a remaining commitment of at least $5.5 million, which is due in three payments of $2 million each on April 22, 1997 and May 22, 1997 and $1.5 million due on June 21, 1997. A thirty day grace period applies to each of the payments.

            If the two events described above had occurred as of February 28, 1997, along with applicable costs and expenses, the balance sheet as of February 28, 1997 would reflect the following:


            Cash                                          $ 2,759,882
            Prepaid Expenses and Other Current Assets         119,571
            Property and Equipment, Net                        48,967
            Investment                                      8,000,000
            Security Deposit                                      500

             Total Assets                                 $10,928,920
                                                          ===========

            Accounts Payable and Accrued Expenses         $    84,300
                                                          -----------

            Common Stock                                       37,946
            Additional Paid-in Capital                     12,335,103
            Retained Deficit                               (1,528,429)
                                                          -----------
                                                           10,844,620
                                                          -----------
            Total Liabilities and Stockholders' Equity    $10,928,920
                                                          ===========

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is a discussion of the Company's financial operations for the three month and six month periods ended February 28, 1997 and February 29, 1996. The Company's accompanying unaudited financial statements and notes thereto and the consolidated financial statements included in the Company's Annual Report of Form 10-K for the year ended August 31, 1996 contain detailed information that should be referred to in conjunction with the following discussion.

        GENERAL. On July 3, 1996, the Company changed its name to Cheniere Energy, Inc. and its principal business became oil and gas exploration. The assets and liabilities relating to its former business were distributed to the previous shareholders as of that same date. The comparative financial results for the periods ended February 29, 1996 relate to those discontinued operations.

        CHENIERE ENERGY CALIFORNIA, INC. PURCHASE AND SALE AGREEMENT On December 20, 1996, Cheniere Energy California, Inc. ("Cheniere California"), a wholly-owned direct subsidiary of the Company, signed a Purchase and Sale Agreement with Poseidon Petroleum, LLC ("Poseidon") to acquire Poseidon's 60% working interest in six undeveloped leases in the Bonito Unit of the Pacific Outer Continental Shelf (OCF) off Santa Barbara County, California. The majority interest in the unit is owned by Nuevo Energy Company. Torch Operating Co. is the operator of the Unit, pursuant to an agreement with Nuevo.

        Poseidon estimates that the net proved undeveloped reserves attributable to its interests are approximately 47 million barrels of oil equivalent. As payment for this interest, Poseidon will receive production payments aggregating $18,000,000 to be paid as three percent of the production revenue from the leases being assigned. Minimum prepayments of the annual production payment shall be made at the rate of $540,000 per year, payable in advance. Poseidon will receive the first minimum prepayment of $540,000 at closing. Poseidon will have a reserve report prepared with respect to the leases which is subject to Cheniere California's acceptance. The principal amount of the production payment and the required minimum yearly payments are subject to adjustment based on the results of the revenue report. Subject to the satisfaction of certain conditions by Poseidon and Cheniere California, it is anticipated that the closing of the purchase will occur during the second quarter of 1997.

        ZYDECO EXPLORATION, INC. 3-D SEISMIC EXPLORATION PROGRAM. Cheniere made two payments totaling $1.14 million during the quarter, and a third payment of $0.86 million on March 4, 1997 to Zydeco Exploration, Inc. to raise its investment in the two companies' 3-D seismic exploration program in southern Louisiana (the "3-D Joint Venture") to $8 million. On January 22, 1997 the Company was given notice by Zydeco to resume the schedule of Seismic Fund payments pursuant to the November 29, 1996 amendment to the Exploration Agreement relating to the project, in anticipation of the resumption of seismic acquisition activities during April. Cheniere has a remaining commitment of at least $5.5 million, which is due in three payments; $2 million each on April 22 and May 22 of 1997, and $1.5 million on June 21, 1997. A thirty-day grace period applies to each of the payments.

     PRIVATE PLACEMENT OF COMMON SHARES. In December 1996, pursuant to Regulation D promulgated under the Securities Act of 1933 ("Regulation D"), the Company sold an aggregate of 182,166 shares for gross proceeds of $414,875. The Common Stock was sold to six "accredited investors" pursuant to Rule 506 of Regulation D. Net proceeds after placement fees totaled $389,638.

     In December 1996 and February 1997, pursuant to Regulation S promulgated under the Securities Act of 1933, the Company sold an aggregate of 1,448,502 shares of Common Stock to nine offshore investors for gross proceeds of $4,225,025. Net proceeds after fees and placement commissions totaled $3,933,284.

     The proceeds of the sales of Common Stock during the quarter as set forth above, together with cash balances, were used to fund payments to the 3-D Joint Venture and for general corporate purposes.


     RESULTS OF OPERATIONS; THREE MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996 The Company's operating results for the three months ended February 28, 1997 reflect a loss of $146,583, or $0.01 per share, as there were no operating revenues. General and administrative expenses of $165,765 and interest expenses of $1,313 were partially offset by interest income of $20,495. Operating results for the prior year's quarter relate to discontinued operations. For the three months ended February 29, 1996, the Company had an operating loss of $69,594, or $0.04 per share.

     RESULTS OF OPERATIONS; SIX MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996 The Company's operating results for the six months ended February 28, 1997 reflect a loss of $298,249, or $0.03 per share, as there were no operating revenues. General and administrative expenses of $311,693 and interest expenses of $8,552 were partially offset by interest income of $21,996. Operating results for the prior year's quarter relate to discontinued operations. For the six months ended February 29, 1996, the Company had an operating loss of $149,080, or $0.09 per share.

     LIQUIDITY AND CAPITAL RESOURCES At February 28, 1997, total assets were $11,187,621 compared to $5,145,310 at August 31, 1996. The increase is due primarily to equity proceeds net of offering costs in the amount of $5,145,838 and Advances for Issuance of Common Stock in the amount of $1,500,025 received during the six months. Current assets increased to $3,996,409 from $1,097,980 during the same period. Current liabilities of $1,696,801 included $1,500,025 representing Advances for the Issuance of Common Stock. The Company has no long term liabilities. Other assets reflect an increase in investment to $7.1 million from $4.0 million in the 3-D Joint Venture. This increase was funded primarily from equity proceeds and cash balances.

     On March 4, 1997, the Company funded an additional $858,255 investment in the 3-D Joint Venture, bringing its total investment to $8,000,000, and $1,500,025 of Advances for Issuance of Common Stock were transferred to capital, as the Company issued 352,947 shares of Common Stock, at a price of $4.25 per share, for gross proceeds of $1,500,025. With respect to these shares of Common Stock, as well as 352,947 shares of Common Stock issued at a price of $4.25 per share in February 1997, the Company has agreed that if, during the 270 day period following the date of purchase of these shares, the Company offers and sells any shares of Common Stock for a per share gross sales price lower than the per share price paid for these shares, the Company will issue additional shares of Common Stock for a per share gross sales price at which shares were offered and sold during the period. The financial impact of these two events had they occurred as of February 28, 1997 is indicated in Note 7 of the Consolidated Financial Statements.

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

     PART II.  OTHER INFORMATION


ITEM 5. OTHER INFORMATION

CHAIRMAN OF BOARD OF DIRECTORS SELECTED. On January 23, 1997 the Company's Board of Directors elected Charif Souki as Chairman of the Board. Mr. Souki also serves as Corporate Secretary.

PRIVATE PLACEMENT OF COMMON SHARES. On February 28, 1997, pursuant to Regulation S under the Securities Act of 1933, the Company sold an aggregate of 352,947 shares of Common Stock for a price of $4.25 per share to two offshore investors for gross proceeds of $1,500,025. Net proceeds after fees/commissions totaled $1,353,800. On March 4, 1997, the Company sold an additional 352,947 shares of Common Stock Pursuant to Regulation S for a price of $4.25 per share to two offshore investors for gross proceeds of $1,500,025. Net proceeds after fees/commissions totaled $1,353,800 If during the 270 day period following the date of purchase of these shares the Company offers and sells any shares of its Common Stock for a per share gross sales price lower than the price paid for these shares, the Company will issue additional shares of Common Stock to reflect the lowest per share gross sales price at which shares were offered and sold during the period.

The proceeds of the sales of Common Stock will be used to fund payments to the 3-D Joint Venture.


ITEM 6. REPORTS ON FORM 8-K


27.1     --Financial Data Schedule

(b) A report on Form 8-K was filed on December 18, 1996 relating to the private placement of Common Stock. A report on Form 8-K was filed on January 2, 1997 relating to the signing of a Purchase and Sale Agreement to acquire an interest in the Bonito Unit of the Pacific Outer Continental Shelf and to the private placement of Common Stock.

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

                              Date:  March 14, 1997