Form 10-Q/A
period 1996-11-30
CHENIERE ENERGY INC
filed 1997-06-25
CIK 3570

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                  FORM 10-Q/A

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 30, 1996

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1943

               For the transition period from _______ to ________


                          Commission File No. 0-9092

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

                     CHENIERE ENERGY, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                    CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                   Nov. 30, 1996   Aug. 31, 1996
                                                   -------------   -------------
   ASSETS
CURRENT ASSETS
 Cash                                                $   324,550   $ 1,093,180
 Prepaid Expenses And Other Current Assets                 6,622         4,800
                                                     -----------   -----------

 TOTAL CURRENT ASSETS                                    331,172     1,097,980
                                                     -----------   -----------

PROPERTY AND EQUIPMENT, NET                               50,988        46,830
                                                     -----------   -----------

OTHER ASSETS
 Investment in 3-D Exploration Program                 6,000,000     4,000,000
 Security Deposit                                            500           500
                                                     -----------   -----------

 TOTAL OTHER ASSETS                                    6,000,500     4,000,500
                                                     -----------   -----------

 TOTAL ASSETS                                        $ 6,382,660   $ 5,145,310
                                                     ===========   ===========


   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts Payable and Accrued Expenses               $   374,184   $   292,894
 Loans Payable                                           215,000       425,000
 Advances for Issuance of Common Stock                   384,985             -
 Advance from Officers                                       961           961
                                                     -----------   -----------

   TOTAL LIABILITIES                                     975,130       718,855
                                                     -----------   -----------

STOCKHOLDERS' EQUITY
 Common Stock - $.003 Par Value
  Authorized 20,000,000 shares;
  10,624,794 and 9,931,767 Issued and
  Outstanding at November 30, 1996 and
  August 31, 1996, respectively                           31,875        29,795
 Preferred Stock - Authorized
  1,000,000 shares; None Issued
  and Outstanding                                              -             -
 Additional Paid-in-Capital                            5,655,618     4,518,507
 Deficit Accumulated During the
  Development Stage                                     (279,963)     (121,847)
                                                     -----------   -----------

   TOTAL STOCKHOLDERS' EQUITY                          5,407,530     4,426,455
                                                     -----------   -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 6,382,660   $ 5,145,310
                                                     ===========   ===========

See Accompanying Notes to Financial Statements

                     CHENIERE ENERGY, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                          For the Three
                                          Months Ended               Cumulative
                                           November 30,             from Date of
                                              1996                   Inception
                                           -----------              -----------

Revenue                                    $         -              $        -
                                           -----------              ----------

General and Administrative Expenses            145,928                 249,742
Interest Expense                                13,689                  33,522
                                           -----------              ----------
                                               159,617                 283,264
                                           -----------              ----------

Loss from Operations Before Other
 Income                                     (  159,617)             (  283,264)

Interest Income                                  1,501                   3,301
                                           -----------              ----------


Loss From Operations Before
 Income Taxes                               (  158,116)             (  279,963)

Provision for Income Taxes                           -                       -
                                           -----------              ----------

Net Loss                                   $(  158,116)             $( 279,963)
                                           ===========              ==========

Loss Per Share                             $(     .015)             $(    .030)
                                           ===========              ==========

Weighted Average Number of Shares
 Outstanding                                10,310,670               9,256,075
                                            ==========               =========




See Accompanying Notes to Financial Statements.

                     CHENIERE ENERGY, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY






                                                      Common Stock                  Additional                       Total
                                    Per               ------------                   Paid-in        Retained      Stockholders'
                                   Share        Shares           Par Value           Capital        Deficit         Equity
                                ------------ ------------  ----------------------  ------------  --------------  ------------
Sale of Founders Shares on
 April 9, 1996                    $ 0.012       6,242,422          18,727               56,276               -        75,003

Sale of Shares on May 3, 1996        1.50       2,000,000           6,000            2,994,000               -     3,000,000

Issuance of Shares to an
 Employee on July 1, 1996            1.00          30,000              90               29,910               -        30,000

Issuance of Shares in
 Reorganization to Former
 Bexy Shareholders                      -         600,945           1,803               (1,803)              -             -

Sale of Shares on July 30,
 1996                                2.00          50,000             150               99,850               -       100,000

Sale of Shares on August, 1
 1996                                2.00         508,400           1,525            1,015,275               -     1,016,800

Sale of Shares on August 30,
 1996                                2.00         500,000           1,500              998,500               -     1,000,000

Expenses Related to Offering            -               -               -             (686,251)              -      (686,251)

Issuance of Warrants                    -               -               -               12,750               -        12,750

Net Loss                                -               -               -                    -        (121,847)     (121,847)
                                               ----------         -------           ----------   -------------    ----------

Balance-August 31, 1996                         9,931,767          29,795            4,518,507        (121,847)    4,426,455

Sales of Shares on
 September 12, 1996                  2.00          50,000             150               99,850               -       100,000

Sales of Shares on
 September 16, 1996                  2.00          80,250             241              160,259               -       160,500

Conversion of Debt                   2.00         105,000             315              209,685               -       210,000

Sale of Shares on
 October 30, 1996                    2.25         457,777           1,374            1,028,627               -     1,030,001

Expenses Related to Offering            -               -               -             (367,760)              -      (367,760)

Issuance of Warrants                    -               -               -                6,450               -         6,450


Net Loss                                -               -               -                    -        (158,116)     (158,116)
                                               ----------         -------           ----------   -------------    ----------

Balance - November 30, 1996                    10,624,794         $31,875           $5,655,618   $    (279,963)   $5,407,530
                                               ==========         =======           ==========   =============    ==========



All of the Sales of Shares indicated above were made pursuant to private placement transactions.

The accompanying notes are an integral part of this report.

                     CHENIERE ENERGY, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)



                                                                                               Cumulative
                                                                Three Months Ended            From Date of
                                                                 November 30, 1996             Inception
                                                                 -----------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                         $(  158,116)               $(  279,963)
  Adjustments to Reconcile Net Loss to
  Net Cash Used by Operating Activities:
  Depreciation                                                           2,023                      5,626
  Compensation Paid in Common Stock                                          -                     30,000
  (Increase) in Prepaid Expenses and Other Current Assets           (    1,822)                (    6,622)
  (Increase) in Security Deposit                                             -                 (      500)
  Increase in Accounts Payable and Accrued Expenses                     81,290                    374,194
  Increase in Advance from Officers                                          -                        961
                                                                   -----------                -----------

NET CASH USED BY OPERATING ACTIVITIES                               (   76,625)                   123,696
                                                                   -----------                -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Furniture, Fixtures and Equipment                     (    6,180)                   (56,623)
  Investment in 3-D Exploration Program                             (2,000,000)                (6,000,000)
                                                                    ----------                -----------

NET CASH USED BY INVESTING ACTIVITIES                               (2,006,180)                (6,056,623)
                                                                    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of Common Stock                                               1,290,500                  6,482,303
  Issuance of Warrants                                                   6,450                     19,200
  Offering Costs                                                    (  367,760)                (1,054,011)
  Proceeds of Loan                                                           -                    425,000
  Advances for Issuance of Common Stock                                384,985                    384,985
                                                                    ----------                -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                            1,314,175                  6,257,477
                                                                    ----------                -----------

NET (DECREASE) INCREASE IN CASH                                     (  768,630)                   324,550

CASH - BEGINNING                                                     1,093,180                          -
                                                                    ----------                -----------

CASH - NOVEMBER 30, 1996                                            $  324,550                $   324,550
                                                                    ==========                ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash Paid for Interest                                            $    8,570                $     8,750
                                                                    ==========                ===========
  Cash Paid for Income Taxes                                        $        -                $         -
                                                                    ==========                ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITIES:
  Common stock totaling 105,000 shares was issued upon the conversion of $210,000 of debt.




See Accompanying Notes to Financial Statements.

                     CHENIERE ENERGY, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 1996


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

            For further information refer to the financial statements and footnotes included in the Registrant's Annual Report on form 10-K for the period ended August 31, 1996.

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

            On July 3, 1996, Cheniere Energy, Inc. ("Cheniere"), formerly Bexy Communications, Inc., acquired all of the outstanding capital stock of Cheniere Energy Operating Co., Inc. ("Cheniere Operating"). For accounting purposes, this acquisition has been treated as a recapitalization of Cheniere Operating.

            The financial statements presented include only the accounts of Cheniere Operating since Cheniere Operating's inception (February 21, 1996). While Cheniere Operating did obtain a presence in the public market through the recapitalization, it did not succeed to the business or assets of Bexy. For this reason, the value of the shares issued to the former Bexy shareholders has been deemed to be de minimus and, accordingly, no value has been assigned to those shares.

            The Company is currently a development stage enterprise under the provisions of SFAS No. 7. The Company's future business will be in the field of oil and gas exploration and exploitation.

      b)    Loss Per Share
            --------------
            Loss per share is based on the weighted average number of shares of common stock outstanding during the period.

      c)    Offering Costs
            --------------
            Offering costs consist primarily of placement fees, professional fees and printing costs. These costs are charged against the proceeds of the sale of common stock in the periods in which they occur.

NOTE 2 -    WARRANTS

            The Company has issued and outstanding certain warrants described herein.

            The Company has issued and outstanding 141,666 and 2/3 warrants (collectively, the "June Warrants"), each of which entitles the registered holder thereof to purchase one share of Common Stock. The June Warrants are exercisable at any time on or before June 14, 1999, at an exercise price of $3.00 per share (subject to customary anti-dilution adjustments). The exercise price was determined at a 100% premium to the sale price of Cheniere Operating Stock by private placement during May, 1996. The June Warrants were originally issued by

                     CHENIERE ENERGY, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 1996


            Cheniere Operating and were converted to warrants of Cheniere following the Reorganization. The June Warrants were issued to a group of 11 investors in connection with a private placement of unsecured promissory notes. Pursuant to APB 14, the warrants issued have been valued at the differential rate between the initial interest rate (8%) and the estimated market rate (20%), applied to the principal balance. This value, $12,750, has been credited to additional paid-in capital.

            Effective September 14, 1996, the Company failed to pay all amounts due and payable under the Notes by the Maturity Date. Certain of the noteholders converted their notes into 105,000 shares of common stock.

            An individual note holder has purchased the promissory notes of the remaining note holders. As per the terms of the notes, the holder is also entitled to receive up to an aggregate of 21,500 additional warrants for each month, or partial month, any amounts remain due and payable after September 14, 1996, up to a maximum aggregate number of 86,000 such additional warrants. (See Note 6). Pursuant to APB 14, these additional warrants will be valued at the differential rate between the interest rate charged (13%) and the then estimated market rate (25%), applied to the principal balance for each month outstanding after September 14, 1996. This value, $6,450, has been credited to additional paid-in capital.

            In consideration of certain investment advisory and other services to the Company, pursuant to warrant agreements each dated as of August 21, 1996, the Company issued warrants to purchase 13,600 and 54,400 shares of Common Stock, (collectively the "Adviser Warrants"). The Adviser Warrants are exercisable at any time on or before May 15, 1999 at an exercise price of $3.00 per share (subject to customary anti-dilution adjustments). The exercise price represents the approximate market price of the underlying Common Stock at the time of the transaction.

            In connection with the July and August 1996 placement of 508,400 shares of Common Stock, the Company agreed to issue warrants to purchase 12,500 shares of Common Stock to one of two distributors who placed the shares. Such warrants are exercisable on or before the second anniversary of the sale of the shares of Common Stock at an exercise price of $3.125 per share (subject to customary anti-dilution adjustments). The exercise price represents the approximate market price of the underlying Common Stock at the time of the transaction.

            In late August 1996, the Company sold 100,000 units, each such unit consisting of 5 shares of Common Stock and a warrant to purchase one share of Common Stock. Each such warrant is exercisable on or before September 1, 1999 at an exercise price of $3.125 per share (subject to customary anti-dilution adjustments). The exercise price represents the approximate market price of the underlying Common Stock at the time of the transaction.

            The Warrants do not confer upon the holders thereof any voting or other rights of a stockholder of the Company.


NOTE 3 -    STOCK OPTIONS

            The Company has granted certain options to purchase shares of Common Stock to 2 executives. Such options aggregate 300,000 shares at an exercise price of $3.00 per share. The options vest and are exercisable as follows:

                     CHENIERE ENERGY, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             NOVEMBER 30, 1996


      1) 75,000 options vest and become exercisable on June 1, 1997 and expire June 1, 2001.

      2) 75,000 options vest and become exercisable on June 1, 1998 and expire June 1, 2001.

      3) 150,000 options vest and become exercisable in equal annual installments of 25% each on the first through fourth anniversary of July 16, 1996 and expire July 16, 2001.

            In addition, the Company has granted options to the former President of the Company. The holder has the option to acquire 19,444 and 2/3 shares of Common Stock at an exercise price of $1.80 per share. The options expire November 11, 2003. The disclosure provisions of SFAS No. 123 do not have a material effect on the financial statements.

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

      2) On December 19, 1996, Cheniere Energy California, Inc. ("Cheniere California") was incorporated. Cheniere California is a 100% owned subsidiary of the Company.

            On December 20, 1996, Cheniere California signed a Purchase and Sale Agreement with Poseidon Petroleum, LLC ("Poseidon") to acquire Poseidon's 60% working interest in six undeveloped leases in the Bonito Unit of the Pacific Outer Continental Shelf (OCS) off Santa Barbara County, California. The combined working interest of the six leases are equal to a 47% working interest in the Bonito Unit, which includes a seventh lease that Poseidon has no interest in. Poseidon estimates that the net proved undeveloped reserves attributable to its interest are approximately 47 million barrels of oil equivalent. As payment for this interest, Poseidon will receive production payments aggregating $18,000,000 to be paid as three percent of the production revenue from the leases being assigned. Minimum prepayments from the annual production payment shall be made at the rate of $540,000 per year, payable in advance. Poseidon will receive the first minmum prepayment of $540,000 at closing. Poseidon has prepared a reserve report with respect to the leases which is subject to Cheniere California's acceptance. The principal amount of the production payment and the required minimum yearly payments are subject to adjustment based on the reserve report. Closing of the transaction is subject to the satisfaction of certain conditions by Poseidon and Cheniere California.

      3) As of November 30, 1996, the Company has an investment of $6,000,000 in a joint exploration program.

                     CHENIERE ENERGY, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             NOVEMBER 30, 1996


            Under the terms of the joint venture agreement, the Company is required to make additional monthly payments aggregating, at least, $7.5 million. The Company's potential participation in the joint exploration program could be significantly reduced in the event of a failure by the Company to make such required monthly payments when due.

NOTE 6 -    SUBSEQUENT EVENTS

            During the month of December 1996, the Company issued 1,317,721 shares of common stock for gross proceeds of $3,169,872. Proceeds received are intended to fund future commitments to the 3-D joint exploration program.

            Also, on December 14, 1996, the Company repaid the $215,000 loan payable and related accrued interest. Upon repaying the loan, the Company issued 64,500 warrants in accordance with the loan agreement.


            On December 19, 1996, Cheniere Energy California, Inc. ("Cheniere California") was incorporated. Cheniere California is a 100% owned subsidiary of the Company.

            As previously disclosed, Cheniere California signed a Purchase and Sale Agreement with Poseidon Petroleum, LLC ("Poseidon") to acquire Poseidon's 60% working interest in the Bonito Unit of the Pacific Outer Continental Shelf offshore Santa Barbara County, California. Cheniere California and Poseidon have mutually agreed to terminate the Purchase and Sale Agreement pursuant to the terms thereof, and that upon termination, neither party thereto shall have any liability thereunder. The Company has decided that it is in its best interests at this time to concentrate its resources on the 3-D Exploration Program.

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

Results of Operations; Three Months ended November 30, 1996

     The Company's operating results for the three months ended November 30, 1996 reflect a loss of $158,116, or $0.015 per share, as there were no operating revenues. General and administrative expenses of $145,927 and interest expense of $13,689 were offset partially by interest income of $1,501. General and administrative expenses consisted primarily of the costs of salary, occupancy, office expense and insurance. Interest expense was incurred with respect to a short term promissory note that was repaid on December 14, 1996, and to the issuance of certain warrants during the period. Interest income was generated on the company's cash balances.

Results of Operations - Period from Inception (February 21, 1996) to November 30, 1996

    The Company's operating results for the period from inception (February 21, 1996) to November 30, 1996 reflect a loss of $297,963, or $0.030 per share, as there were no operating revenues. General and administrative expenses of $249,742 and interest expense of $33,522 were offset partially by interest income of $3,301. General and administrative expenses consisted primarily of the costs of salary, occupancy, office expense and insurance. Interest expense was incurred with respect to a short term promissory note that was repaid on December 14, 1996, and to the issuance of certain warrants during the period. Interest income was generated on the Company's cash balances.

Liquidity and Capital Resources

     At November 30, 1996, total assets were $6,382,660 compared to $5,145,310 at August 31, 1996. The increase is due to primarily to an increase in additional paid-in capital of $1,137,111, from the sale of Common Stock. Current assets declined to $324,550 from $1,093,180 during the same period. Other assets reflect an increase in investment to $6 million from $4 million in the Joint Venture. This increase was funded primarily from equity proceeds and from cash balances.

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

                              Date:  June 25, 1997