Form 10-Q/A
period 1997-02-28
CHENIERE ENERGY INC
filed 1997-06-25
CIK 3570

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------

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

                      CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                    February 28,     August 31,
                                                        1997            1996
                                                    ------------     ----------
    ASSETS
CURRENT ASSETS
  Cash                                              $  3,843,088   $  1,093,180
  Prepaid Expenses And Other Current Assets              153,321          4,800
                                                    ------------   ------------

  TOTAL CURRENT ASSETS                                 3,996,409      1,097,980
                                                    ------------   ------------

PROPERTY AND EQUIPMENT, NET                               48,967         46,830
                                                    ------------   ------------

OTHER ASSETS
  Investment in 3-D Exploration Program                7,141,745      4,000,000
  Security Deposit                                           500            500
                                                    ------------   ------------
   TOTAL OTHER ASSETS                                  7,142,245      4,000,500
                                                    ------------   ------------

  TOTAL ASSETS                                      $ 11,187,621   $  5,145,310
                                                    ============   ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable and Accrued Expenses             $    196,776   $    292,894
  Loans Payable                                                -        425,000
  Advance from Officers                                        -            961
  Advances for Issuance of Common Stock                1,500,025              -
                                                    ------------   ------------
    TOTAL LIABILITIES                                  1,696,801        718,855
                                                    ------------   ------------

STOCKHOLDERS' EQUITY
  Common Stock - $.003 Par Value
   Authorized 20,000,000 shares;
   12,295,462 and 9,931,767 Issued and
   Outstanding at February 28, 1997 and
   August 31, 1996, respectively                          36,886         29,795
  Preferred Stock - Authorized
   1,000,000 shares; None Issued
   and Outstanding
  Additional Paid-in-Capital                           9,880,480      4,518,507
  Deficit Accumulated During the Development Stage      (426,546)      (121,847)
                                                    ------------   ------------

    TOTAL STOCKHOLDERS' EQUITY                         9,490,820      4,426,455
                                                    ------------   ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 11,187,621   $  5,145,310
                                                    ============    ===========
See Accompanying Notes to Financial Statements.

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                          THREE MONTHS ENDED     SIX MONTHS ENDED         CUMULATIVE
                                             FEBRUARY 28,          FEBRUARY 28,         FROM THE DATE
                                                 1997                   1997            OF INCEPTION
                                             ------------          -----------          -------------
Revenue                                      $         -           $         -           $        -
                                             -----------           -----------           ----------

General and Administrative Expenses              165,765               311,693              415,507
Interest Expense                                   1,313                15,002               34,835
                                             -----------           -----------           ----------
                                                 167,078               326,695              450,342
                                             -----------           -----------           ----------

Loss from Operations Before Other Income        (167,078)             (326,695)            (450,342)

Interest Income                                   20,495                21,996               23,796
                                             -----------           -----------           ----------

Loss From Operations Before Income Taxes        (146,583)             (304,699)            (426,546)

Provision for Income Taxes                             -                     -                    -
                                             -----------           -----------           ----------

Net Loss                                     $  (146,583)          $  (304,699)          $ (426,546)
                                             ===========           ===========           ==========

Loss Per Share                                     (.012)                (.028)              (.043)
                                             ===========           ===========           ==========

Weighted Average Number of Shares
 Outstanding                                  11,757,696            11,036,471            9,950,972
                                             ===========           ===========           ==========




See Accompanying Notes to Financial Statements.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




                                                              Common Stock       Additional                       Total
                                                        ----------------------    Paid-in         Retained     Stockholders'
                                         Per Share         Shares      Amount      Capital        Deficit         Equity
                                         ---------      ------------  --------  -------------  --------------  ------------
Sale of Founders Shares on
  April 9, 1996                          $   0.012      $  6,242,422  $ 18,727   $    56,276     $         -    $   75,003

Sale of Shares on May 3, 1996                 1.50         2,000,000     6,000     2,994,000               -     3,000,000

Issuance of Shares to an Employee
  on July 1, 1996                             1.00            30,000        90        29,910               -        30,000

Issuance of Shares in Re-
  organization to Former
  Bexy Shareholders                              -           600,945     1,803        (1,803)              -             -

Sale of Shares on July 30, 1996               2.00            50,000       150        99,850               -        100,000

Sale of Shares on August 1, 1996              2.00           508,400     1,525     1,015,275               -      1,016,800

Sale of Shares on August 30, 1996             2.00           500,000     1,500       988,500               -      1,000,000

Expenses Related to Offering                     -                 -         -      (686,251)              -      (686,251)

Issuance of Warrants                             -                 -         -        12,750               -        12,750

Net Loss                                         -                 -         -             -        (121,847)     (121,847)
                                                          ----------   -------   -----------   -------------    ----------
Balance - August 31, 1996                                  9,931,767    29,795     4,518,507        (121,847)    4,426,455

Sales of Shares on September 12, 1996         2.00            50,000       150        99,850               -       100,000

Sale of Shares on September 16, 1996          2.00            80,250       241       160,259               -       160,500

Conversion of Debt                            2.00           105,000       315       209,685               -       210,000

Sale of Shares on October 30, 1996            2.25           457,777     1,374     1,028,627               -     1,030,001

Issuance of Warrants                             -                 -         -         6,450               -         6,450

Sale of Shares on December 6, 1996            2.25           475,499     1,426     1,068,448               -     1,069,874

Sale of Shares on December 9, 1996            2.50           400,000     1,200       998,800               -     1,000,000

Sale of Shares on December 11, 1996           2.25            22,222        67        49,933               -        50,000

Sale of Shares on December 19, 1996           2.50           200,000       600       499,400               -       500,000

Sale of Shares on December 20, 1996           2.50           220,000       660       549,340               -       550,000

Sale of Shares on February 28, 1997           4.25           352,947     1,058     1,498,967               -     1,500,025

Expenses Related to Offering                     -                 -         -      (807,786)              -      (807,786)

Net Loss                                         -                 -         -             -        (304,699)     (304,699)
                                                          ----------   -------   -----------   -------------    ----------
Balance - February 28, 1997                               12,295,462   $36,886   $ 9,880,480     $  (426,546)   $9,490,820
                                                          ==========   =======   ===========   =============    ==========

All of the Sales of Shares indicated above were made pursuant to private placement transactions.


The accompanying notes are an integral part of this report.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                       For the Six            Cumulative
                                                                       Months Ended          from Date of
                                                                     February 28, 1997        Inception
                                                                     -----------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                            $     (304,699)        $    426,546
  Adjustments to Reconcile Net Loss to
   Net Cash Used by Operating Activities:
  Depreciation                                                                 4,043                7,646
  Compensation Paid in Common Stock                                                -               30,000
  (Increase) in Prepaid Expenses and Other Current Assets                   (148,521)            (153,321)
  Increase in Security Deposit                                                     -                 (500)
  (Decrease) Increase in Accounts Payable and Accrued Expenses               (96,118)             196,786
  (Decrease) in Advance from Officers                                           (961)                   -
                                                                      --------------         ------------
NET CASH USED BY OPERATING ACTIVITIES                                       (546,256)            (345,935)
                                                                      --------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Furniture, Fixtures and Equipment                               (6,180)             (56,623)
  Investment in 3-D Exploration Program                                   (3,141,745)          (7,141,745)
                                                                      --------------         ------------
 NET CASH USED BY INVESTING ACTIVITIES                                    (3,147,925)          (7,198,368)
                                                                      --------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of Loan                                                                 -              425,000
  Repayment of Loan                                                         (215,000)            (215,000)
  Sale of Common Stock                                                     5,960,400           11,152,203
  Issuance of Warrants                                                         6,450               19,200
  Offering Costs                                                            (807,786)          (1,494,037)
  Advances for Issuance of Common Stock                                    1,500,025            1,500,025
                                                                      --------------         ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  6,444,089           11,387,391
                                                                      --------------         ------------
NET INCREASE IN CASH                                                       2,749,908            3,843,088

CASH - BEGINNING OF YEAR                                                   1,093,180                    -
                                                                      --------------         ------------
CASH - FEBRUARY 28, 1997                                              $    3,843,088         $  3,843,088
                                                                      ==============         ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash Paid for Interest                                              $       15,635         $     15,635
                                                                      ==============
  Cash Paid for Income Taxes                                          $            -         $          -
                                                                      ==============         ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITIES:
  Common stock totaling 105,000 shares was issued upon the conversion of $210,000 of debt.


See Accompanying Notes to Financial Statements.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 28, 1997


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

            For further information refer to the financial statements and footnotes included in the Registrant's Annual Report on form 10-K for the period ending August 31, 1996.

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

            The financial statements presented include only the accounts of Cheniere and its subsidiaries since Cheniere Operating's inception (February 21, 1996). While Cheniere Operating did obtain a presence in the public market through the recapitalization, it did not succeed to the business or assets of Bexy. For this reason, the value of the shares issued to the former Bexy shareholders has been deemed to be de minimus and, accordingly, no value has been assigned to those shares.

            The Company is currently a development stage enterprise under the provisions of SFAS No.7. The Company's future business will be in the field of oil and gas exploration and exploitation.

        b)  Loss Per Share
            Loss per share is based on the weighted average number of shares of common stock outstanding during the period.

        c)  Offering Costs
            Offering costs consist primarily of placement fees, professional fees and printing costs. These costs are charged against the proceeds of the sale of common stock in the periods in which they occur.


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

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 28, 1997

  NOTE 3 -  WARRANTS (Cont'd)

            group of 11 investors in connection with a private placement of unsecured promissory notes. Pursuant to APB 14, the warrants issued have been valued at the differential rate between the initial interest rate (8%) and the estimated market rate (20%), applied to the principal balance. This value, $12,750, has been credited to additional paid-in capital.

            Effective September 14, 1996, the Company had not paid all amounts due and payable under the Notes by the Maturity Date. Certain of the noteholders converted their notes into 105,000 shares of Common Stock. An individual note holder purchased the promissory notes of the remaining note holders. As per the terms of the notes, the holder was entitled to receive up to an aggregate of 21,500 additional warrants for each month, or partial month, any amounts that remained due and payable after September 14, 1996, up to a maximum aggregate number of 86,000 such additional warrants. These notes were repaid on December 14, 1996 and, upon repayment, the Company issued 64,500 warrants in accordance with the loan agreement. The terms of the warrants were similar to the June warrants. Pursuant APB 14, these additional warrants will be valued at the differential rate between the interest rate charged (13%) and the then estimated market rate (25%), applied to the principal balance for each month outstanding after September 14, 1996. This value, $6,450, has been credited to additional paid-in capital.

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

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 28, 1997


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

            Also, the Company has granted 12,000 options to an employee at an exercise price of $3.00 per share. These options vest and become exercisable in equal annual installments of 25% each on the first through fourth anniversary of January 23, 1997 and expire January 23, 2002.

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

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 28, 1997


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

        3) As of February 28, 1997, the Company has an investment of $7,141,745 in a joint exploration program. Under the terms of the joint exploration program, the Company is required to make additional monthly payments aggregating, at least, approximately $6.358 million (See Note 7). The Company's potential participation in the joint exploration program could be significantly reduced in the event of a failure by the Company to make such required monthly payments when due.

        4) On February 28, 1997, the Company issued 352,947 shares of Common Stock at a price of $4.25 per share. If during the 270 day period following the date of purchase of these shares the Company offers and sells any shares of its common stock for a gross sales price lower than the price paid for these shares, the Company will issue additional shares of Common Stock to reflect the lowest per share gross sales price at which shares were offered and sold during the period.

NOTE 7 -    SUBSEQUENT EVENTS

        1) As previously disclosed, Cheniere California signed a Purchase and Sale Agreement with Poseidon Petroleum, LLC ("Poseidon") to acquire Poseidon's 60% working interest in six undeveloped leases in the Bonito Unit of the Pacific Outer Continental Shelf offshore Santa Barbara County, California. Cheniere California and Poseidon have mutually agreed to terminate the Purchase and Sale Agreement pursuant to the terms thereof and that upon termination, neither party thereto shall have any liability thereunder. The Company has decided that it is in its best interests at this time to concentrate its resources on the 3-D Exploration Program.

        2) On March 4, 1997, $1,500,025 of Advances for Issuance of Common Stock were transferred to capital, as the Company issued 352,947 shares of common stock. Proceeds received are intended to fund future commitments to the 3-D Exploration Program. If during the 270 day period following the date of purchase of these shares the Company offers and sells any shares of its common stock for a gross sales price lower than the price paid for these shares, the Company will issue additional shares to reflect the

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 28, 1997

NOTE 7 -    SUBSEQUENT EVENTS (CONT'D)

            lowest per share gross sales price at which shares were offered and sold during the period.

            On March 4, 1997, the Company funded an additional $858,255 investment in the 3-D Exploration Program, bringing its total investment to date to $8,000,000. The Company has a remaining commitment of at least $5.5 million, which is due in three payments:
            $2 million each on April 22, 1997 and May 22, 1997 and $1.5 million due on June 21, 1997. A thirty day grace period applies to each of the payments.

            If the two events described above had occurred as of February 28, 1997, along with applicable costs and expenses, the balance sheet as of February 28, 1997 would reflect the following:


            Cash                                          $ 2,759,882
            Prepaid Expenses and Other Current Assets         119,571
            Property and Equipment, Net                        48,967
            Investment                                      8,000,000
            Security Deposit                                      500

             Total Assets                                 $10,928,920
                                                          ===========

            Accounts Payable and Accrued Expenses         $    84,300
                                                          -----------

            Common Stock                                       37,946
            Additional Paid-in Capital                     11,233,220
            Deficit Accumulated during the
             Development Stage                               (426,546)
                                                          -----------
                                                           10,844,620
                                                          -----------
            Total Liabilities and Stockholders' Equity    $10,928,920
                                                          ===========

        3) During May 1997, Cheniere issued 535,000 shares of Common Stock, at a sale price of $3.00 per share and received net proceeds of $1,605,000 from such sale. As noted above, under the terms of the February 28, 1997 and March 4, 1997 sales of Common Stock, Cheniere has agreed that if, during the 270 day period following the date of purchase of these shares, Cheniere offers and sells any shares of Common Stock for a per share gross sales price lower than the per share price paid for these shares, Cheniere will issue additional shares of Common Stock to reflect the lowest per share gross sales price at which shares were offered and sold during the period. As a consequence of the private placement of Common Stock at a price of $3.00 per share, Cheniere is obligated to issue 294,124 additional shares of Common Stock to those investors who purchased Common Stock on February 28, 1997 or March 4, 1997.

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Cheniere Energy, Inc. is currently a development stage company under the provisions of SFAS No. 7. As such, the Company's accompanying unaudited financial statements and notes thereto relate to the fiscal quarter ended November 30, 1996. These statements and notes thereto together with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the period ended August 31, 1996 contain detailed information that should be referred to in conjunction with the following discussion.

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


     RESULTS OF OPERATIONS; THREE MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996 The Company's operating results for the three months ended February 28, 1997 reflect a loss of $146,583, or $0.12 per share, as there were no operating revenues. General and administrative expenses of $165,765 and interest expenses of $1,313 were partially offset by interest income of $20,495. General and administrative expense consisted primarily of the costs of salary, occupancy, office expense and insurance. Interest expense was incurred with respect to a short term promissory note that was repaid on December 14, 1996. Interest income was generated on the Company's cash balances.

     RESULTS OF OPERATIONS - SIX MONTHS ENDED FEBRUARY 28, 1997 The
Company's operating results for the six months ended February 28, 1997 reflect a loss of $304,699, or $0.028 per share, as there were no operating revenues. General and administrative expenses of $311,693 and interest expenses of $15,002 were offset partially by interest income of $21,996. General and Administrative expense consisted primarily of the costs of salary, occupancy, office expense and insurance. Interest expense was incurred with respect to a short term promissory note that was repaid on December 14, 1996 and to the issuance of certain warrants during the period. Interest income was generated on the Company's cash balances.

     RESULTS OF OPERATIONS - PERIOD FROM INCEPTION (FEBRUARY 21, 1996) TO FEBRUARY 28, 1997 The Company's operating results for the period from inception (February 21, 1996) to February 28, 1997 reflect a loss of $426,546, or $0.043 per share, as there were no operating revenues. General and administrative expenses of $415,507 and interest expense of $34,835 were offset partially by interest income of $23,796. General and administrative expenses consisted primarily of thee costs of salary and compensation, occupancy, office expense and insurance. Interest expense was incurred with respect to a short term promissory note that was repaid on December 14, 1996, and to the issuance of certain warrants during the period. Interest income was generated on the Company's cash balances.

     LIQUIDITY AND CAPITAL RESOURCES At February 28, 1997, total assets were $11,187,621 compared to $5,145,310 at August 31, 1996. The increase is primarily an increase in additional paid-in capital of $5,361,973, from the sale of Common Stock. Other assets reflected an increase in investment to approximately $7.1 million from $4 million in the 3-D Exploration Program. This increase was funded primarily from cash balances and equity proceeds. On March 4, 1997, the Company funded an additional $858,255 investment in the 3-D Exploration Program also from equity proceeds and cash balances, and on May 2, 1997, the Company funded an additional $2 million investment in the 3-D Exploration Program from cash balances, bringing its total investment to date in the 3-D Exploration Program to $10 million. General and administrative and interest expenses were funded with equity proceeds and cash balances.

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


ITEM 6. REPORTS ON FORM 8-K


27.1     --Financial Data Schedule

(b) A report on Form 8-K was filed on December 18, 1996 relating to the private placement of Common Stock. A report on Form 8-K was filed on January 2, 1997 relating to the signing of a Purchase and Sale Agreement to acquire an interest in the Bonito Unit of the Pacific Outer Continental Shelf and to the private placement of Common Stock. An additional Form 8-K was filed on January 15, 1997 in order to disclose Financial Statements for the period ended December 31, 1996.

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