Form 10-K/A
period 1996-08-31
CHENIERE ENERGY INC
filed 1997-06-26
CIK 3570

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

   FOR THE PERIOD FROM INCEPTION (FEBRUARY 21, 1996) TO AUGUST 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        COMMISSION FILE NO. 0-9092

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



-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             CHENIERE ENERGY, INC.

                               INDEX TO FORM 10-K

                                                                           PAGE
                                                                           ----
PART I
Items 1 and 2. Business and Properties....................................   3
Item 3. Legal Proceedings.................................................  15
Item 4. Submission of Matters to a Vote of Security Holders...............  15
PART II
Item 5. Market for Registrant's Common Equity and Related Shareholder
 Matters..................................................................  16
Item 6. Selected Financial Data...........................................  16
Item 7. Management's Discussion and Analysis of Financial Condition and
 Results of Operations....................................................  17
Item 8. Financial Statements and Supplementary Data.......................  19
Item 9. Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure.....................................................  34
PART III
Item 10. Directors and Executive Officers of the Registrant...............  34
Item 11. Executive Compensation...........................................  35
Item 12. Security Ownership of Certain Beneficial Owners and Management...  36
Item 13. Certain Relationships and Related Transactions...................  37
PART IV
Item 14. Exhibits, Consolidated Financial Statements and Reports on Form
 8-K......................................................................  37
SIGNATURES................................................................  39

                                    PART 1

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

THE COMPANY

  Cheniere Energy, Inc. ("Cheniere," together with Cheniere Operating (as defined below), the "Company") is the owner of 100% of the outstanding common stock of Cheniere Energy Operating Co., Inc. ("Cheniere Operating"). Cheniere Operating is a Houston-based company formed for the purpose of oil and gas exploration and if warranted, development and exploitation. Cheniere Operating was incorporated in Delaware in February 1996 under the name FX Energy, Inc.

  The Company has not yet established oil and gas production, nor has it booked proven oil and gas reserves. The Company is currently a development stage enterprise with no operating revenues and no expectation of generating meaningful operating revenues before calendar year 1998.

  On July 3, 1996 Cheniere Operating consummated the transactions (the "Reorganization") contemplated in the Agreement and Plan of Reorganization (the "Reorganization Agreement") dated April 16, 1996 between Cheniere Operating and Bexy Communications, Inc., a publicly held Delaware corporation ("Bexy"). Under the terms of the Reorganization Agreement, Bexy transferred its existing assets and liabilities to Mar Ventures, Inc., its wholly-owned subsidiary ("Mar Ventures"), Bexy received 100% of the outstanding shares of Cheniere Operating (which aggregated 824.2422 common shares outstanding prior to a 10,000 to 1 stock split which was effected immediately prior to the Reorganization) and the former shareholders of Cheniere Operating received 8,242,422 newly issued shares of Bexy common stock, representing 93% of the then issued and outstanding Bexy shares. Immediately following the Reorganization, the Original Bexy Stockholders held the remaining 600,945 (7%) of the outstanding Bexy stock. This stock split has been given retroactive effect in the financial statements. As a result of the completion of the share exchange a change in the control of the Company occurred. The transaction has been accounted for as a recapitalization of Cheniere Operating. In accordance with the terms of the Reorganization Agreement, Bexy changed its name to Cheniere Energy, Inc. Subsequently, the Company distributed the outstanding capital stock of Mar Ventures to the original holders of Bexy common stock.

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

  The Company is involved with one major project in the pre-development stage. The Company entered into a joint exploration program pursuant to an Exploration Agreement dated April 4, 1996 between FX Energy, Inc., now known as Cheniere Operating, and Zydeco Exploration, Inc. ("Zydeco"), an operating subsidiary of Zydeco Energy, Inc. (the "Exploration Agreement"), with regard to a new proprietary 3-D seismic exploration project in southern Louisiana (the "3-D Exploration Program"). The Company has the right to earn up to a 50% participation in the 3-D Exploration Program. The Company believes that the 3-D seismic survey (the "Survey") is the first of its size that crosses the coastline within the Transition Zone of Louisiana, an area extending a few miles on either side of the Louisiana State coastline. The Survey is to be conducted over certain areas located within a total area of approximately 255 square miles running 5 miles south and generally 3 to 5 miles north of the coastline in the most westerly 28 miles of West Cameron Parish, Louisiana (the "Survey AMI"). Currently, the 3-D Exploration Program has permits and similar rights to survey approximately 84% (210 square miles) of the Survey AMI and is attempting to acquire rights to survey additional portions of the Survey AMI. Accordingly, the 3-D Exploration Program does not currently have rights to survey the entire Survey AMI and the extent of the Survey AMI which the 3-D Exploration Program will be entitled to survey is dependent upon its ability to obtain survey permits and similar rights. The 3-D Exploration Program will survey specific sections selected by it within the areas covered by such permits and rights. See "--Permit and Lease Status Within the Survey AMI." A seismic data acquisition contract has been signed and the 3-D Exploration Program has begun to conduct the Survey.

  On July 26, 1996, the Company signed a Letter of Intent with Poseidon Petroleum, LLC ("Poseidon") to purchase Poseidon's 47% working interest in undeveloped reserves in the Bonito Unit of the Pacific Outer Continental Shelf, offshore Santa Barbara County, California (the "Poseidon Interest"). The parties are conducting due diligence and are negotiating a definitive purchase and sale agreement and related documentation. The transactions contemplated in the Letter of Intent may be terminated by either party upon the occurrence of certain events and there can be no assurance that the Company will successfully consummate such transactions. Moreover, if such transactions are consummated, the Company expects that development of the reserves will not occur for at least five years. There can be no assurance economically feasible oil and gas reserves exist in Poseidon's leases in the Bonito Unit until economic feasibility studies have been concluded.

BUSINESS STRATEGY

  The Company's objective is to increase the net value of its assets per share by growing its oil and gas reserves in a cost efficient manner. The Company intends to pursue this objective by following an integrated strategy that includes the following elements:

 .FOCUS ON FEW PROJECTS WITH LARGE RESERVE POTENTIAL.

  Louisiana Gulf Coast Transition Zone. The Company's current activities are focused within one area, the Transition Zone of Louisiana. The Company believes that the Transition Zone, including the westernmost 28 miles of Louisiana coastline that are within the Survey AMI, has significant remaining undiscovered reserves. The 3-D Exploration Program therefore plans to focus its efforts on certain areas, all located within The Survey AMI. In addition, the substantial infrastructure along the Gulf Coast and in the shallow Gulf of Mexico facilitates the timely development of oil and gas discoveries at relatively attractive capital costs compared to those in some other geographic regions. The Company's officers and the Zydeco staff have extensive experience both onshore and offshore in the Gulf Coast and believe the 3-D Exploration Program is well positioned to evaluate, explore and develop properties in the area.

  Offshore California. The Company has signed a Letter of Intent with Poseidon to purchase Poseidon's 47% working interest in undeveloped reserves in the Bonito Unit of the Pacific Outer Continental Shelf, offshore Santa Barbara County, California. An independent reserve report is being prepared to determine an estimate of the volume of undeveloped oil and gas reserves attributable to the Poseidon Interest. The parties are conducting due diligence and are negotiating a definitive purchase and sale agreement and related documentation. The transactions contemplated in the Letter of Intent may be terminated by either party upon the occurrence of certain events and there can be no assurance that the Company will successfully consummate such transactions. Moreover, if such transactions are consummated, the Company expects that development of the reserves will not occur for at least five years. There can be no assurance that economically feasible oil and gas reserves exist in Poseidon's leases in the Bonito Unit until economic feasibility studies have been concluded.

 . MAINTAIN A SIGNIFICANT WORKING INTEREST IN EACH PROJECT. The Company has the right to earn up to a 50% participation in the 3-D Exploration Program. Under the terms of the Exploration Agreement, the Company must timely meet its payment obligations to the 3-D Exploration Program in order to reach a 50% participation. The Company does not intend to be an operator in the area, but intends to maintain a significant working interest to better leverage its administrative and technical resources and to better influence operator decisions.

 .  UTILIZE THE LATEST EXPLORATION, DEVELOPMENT AND PRODUCTION TECHNOLOGY. The
   Company intends to use the latest technology to enhance the efficiency and economy of its exploration, development and production efforts. These include the use of advanced 3-D seismic acquisition and processing techniques in the Survey AMI. Toward that end, Zydeco has leased for use by the 3-D Exploration Program a Hewlett Packard/Convex SPP-1600 parallel processing system and has purchased software to process seismic data from the 3-D Exploration Program.

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

THE 3-D EXPLORATION PROGRAM IN WEST CAMERON PARISH, LOUISIANA TRANSITION ZONE

  The Company's first exploration project is the 3-D Exploration Program, in which the Company has the right to earn up to a 50% participation, in a new proprietary 3-D seismic exploration project that the Company believes will be the largest of its kind that crosses the coastline within the Louisiana Transition Zone. The Survey AMI covers approximately 255 square miles situated onshore and offshore over the most westerly 28 miles of the shoreline in West Cameron Parish, Louisiana.

  The 3-D Exploration Program must obtain permits or similar rights to survey the areas located within the Survey AMI. Currently, the 3-D Exploration Program has rights to Survey 51,360 net acres of Louisiana State Waters, pursuant to an exclusive permit, approximately 23,000 acres of Federal OCS Waters and certain privately held areas onshore which together constitute approximately 84% (210 square miles) of the Survey AMI and is attempting to acquire rights from additional private owners. There can be no assurance that the 3-D Exploration Program will successfully obtain rights to survey additional portions of the Survey AMI. The 3-D Exploration Program intends to survey specific sections selected by it within the areas covered by its permits and similar rights. See "--Permit and Lease Status Within the Survey AMI." An acquisition contract with Grant Geophysical, Inc. has been signed and the 3-D Exploration Program has begun to conduct the Survey.

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

  Under the terms of the Exploration Agreement, Zydeco will perform, or cause to be performed, all of the planning, land, geologic and interpretative functions necessary to the project and will design and oversee the acquisition and processing of seismic data, interpret results, acquire leases and generate Prospects. The term "Prospect" is defined in the Exploration Agreement as a block of acreage suitable for exploration and includes the leasehold, operating, nonoperating, mineral and royalty interests, licenses, permits and contract rights relating thereto. Cheniere Operating has the right to review all data and may elect to generate its own Prospects. Neither party to the 3-D Exploration Program is permitted to sell or license the data without the other party's approval.

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

  In the event Cheniere Operating fails to make a scheduled payment into the Joint Venture Account within 30 days after the date such payment is due (a "Discontinuance"):

    (i) The obligation and right of Cheniere Operating to make such payments will terminate. Zydeco would have the right to complete the acquisition and processing of seismic data with the cooperation or assistance of other companies. In addition, Cheniere Operating's Prospect ownership interest would be limited to the total amount of its contribution to the Joint Venture Account, divided by twice the amount of funds expended for Seismic Costs, expressed as a percentage. For example, if Cheniere Operating made a total contribution of $6 million to the Exploration Program Account, prior to a Discontinuance, and total Seismic Costs were $13.5 million, Cheniere Operating's Prospect ownership interest would be limited to 22.2%;

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

  Zydeco and Cheniere Operating have entered into an Exploration Program Operating Agreement which provides for the funding of prospect, exploratory and development costs subsequent to completion of the seismic acquisition, processing and interpretation. Each party will pay its proportionate share of these costs and Zydeco, as Operator, will conduct all operations in accordance with the terms of the Joint Operating Agreement.

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

 Permit and Lease Status Within the Survey AMI

  The 3-D Exploration Program will survey only certain sections lying within the Survey AMI. The area to be covered by the Survey is dependent upon the status of permits granting the 3-D Joint Venture the right to Survey certain areas and its ability to obtain such permits or similar rights in the future.

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

  Data Transmission, Processing and Interpretation. 3-D seismic technology differs from standard 2-D seismic technology primarily in the higher concentrations of seismic shots fired and recordings received over a given area. With the availability of faster computers, this large data set can be processed and then displayed on a computer workstation screen to portray a three-dimensional image of the subsurface. Subsequent interpretation of the data is facilitated by the use of workstation software.

  In the 3-D Exploration Program area, seismic data gathered on tape is transferred daily from the field crew to Zydeco's headquarters in Houston, where processing begins immediately. This procedure allows Zydeco technicians to closely monitor the seismic data quality and if needed, alert field personnel to make adjustments to the manner in which the data is acquired. This close coordination between the field and the office will significantly reduce the time between acquisition of the survey itself and ultimate drilling decisions. In processing the seismic data for visual imaging and interpretation on the workstation, Zydeco will utilize modern processing software to obtain as accurate a view as possible of the potentially productive subsurface horizons in order to then define areas for drilling.

 Schedule for the 3-D Joint Venture

  While the Louisiana Seismic Permit, whose primary 18 month term expires in August 1997, may be extended at Zydeco's option until February 19, 1998 by payment of an additional fee of $391,876.80, Zydeco presently plans to adhere to the schedule summarized below:

  2nd Quarter 1996-1st Quarter 1997--Onshore Permitting and Lease Optioning

  3rd Quarter 1996-2nd Quarter 1997--Conduct Seismic Survey and Simultaneously
    Begin Processing & Interpretation of Data Received

  2nd Quarter 1997-3rd Quarter 1997--Continue Survey, Processing &
    Interpretation, and Identify Prospects

  4th Quarter 1997--Nominate and Bid State Leases, Exercise Lease Options
    Onshore; Propose, Contract for Drilling, and Commence Drilling of First Prospects

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

  Certain operations the Company conducts are on federal oil and gas leases, which the Minerals Management Service (the "MMS") administers. The MMS issues such leases through competitive bidding. These leases contain relatively standardized terms and require compliance with detailed MMS regulations and orders pursuant to the OCSLA (which are subject to change by the MMS). For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the OCS to meet stringent engineering and construction specifications. It has proposed regulations to update production measurement and surface commingling requirements for gas produced in the OCS. In addition, the MMS has proposed additional safety-related regulations concerning the design and operating procedures for OCS production platforms and pipelines. The MMS has postponed its decision regarding the adoption of these regulations in order to gather more information on the subject. The MMS also has regulations restricting the flaring or venting of natural gas, and has recently amended such regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization except under certain limited circumstances. Similarly, the MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the removal of all production facilities. To cover the various obligations of lessees on the OCS, the MMS generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other surety can be substantial and there is no assurance that the Company can continue to obtain bonds or other surety in all cases.

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

  The MMS recently issued a notice of proposed rulemaking to modify the valuation procedures for crude oil transactions and to amend the valuation procedure for the sale of Federal royalty oil. The Company cannot predict what action the MMS will ultimately take on these matters, nor can it predict at this stage of the rulemaking proceeding how the Company might be affected by amendments to the regulations.

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

  On April 8, 1992, the FERC issued Order No. 636, as amended by Order No. 636-A (issued in August 1992) and Order No. 636-B (issued in November 1992) as a continuation of its efforts to improve the competitive structure of the interstate natural gas pipeline industry and maximize the consumer benefits of a competitive wellhead gas market. Interstate pipelines were required by FERC to "unbundle," or separate, their traditional merchant sales services from their transportation and storage services and to provide comparable transportation and storage services with respect to all gas supplies whether purchased from the pipeline or from other merchants such as marketers or producers. The pipelines must now separately state the applicable rates for each unbundled service (e.g., for natural gas transportation and for storage). This unbundling process has been implemented through negotiated settlement in individual pipeline services restructuring proceedings. Ultimately, Order Nos. 636, et al., may enhance the competitiveness of the natural gas market. Order Nos. 636, et al. have recently been substantially affirmed and remanded by the U.S. Court of Appeals for the D.C. Circuit. FERC's Order No. 636-C was recently issued as a result of that remand. On February 27, 1997, the Commission issued Order No. 636-C in response to the Court's remand. On remand the Commission: (1) reaffirmed its decision to exempt pipelines from sharing in gas supply realignment ("GSR") costs; (2) reversed its requirement that pipelines allocate ten percent of GSR costs to interruptible ("IT") customers and required pipelines to propose the percentage of the GSR costs that their IT customers must absorb in light of individual circumstances in existence on each pipeline; (3) modified its non-notice policy, on a prospective basis, to the extent the prior policy restricts entitlement to non-notice service to any particular group of customers; (4) reversed its selection of a 20-year matching term for the right of first refusal and adopted a five-year matching term; (5) reaffirmed its decision to first require customer-by-customer mitigation of the effects of SFV rate design; and (6) reaffirmed its decision to establish the eligibility of customers of downstream pipelines for the upstream pipeline's one-part small-customer rate on a case-by-case basis. In the Order the Commission emphasized that circumstances had changed since it issued Order No. 636 in 1992 and stated that its determination in the Order on remand would reflect changes that have taken place in the industry. Several parties have filed requests for rehearsing of the Order.

  It is unclear what impact, if any, increased competition within the natural gas industry under Order Nos. 636, et al. will have on the Company's activities. Although Order No. 636 could provide the Company with additional market access and more fairly applied transportation service rates, Order No. 636 could also subject the Company to more restrictive pipeline imbalance tolerances and greater penalties for violations of these tolerances.

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

  On July 14, 1996, FERC issued Order No. 587 (RM96-1) which promulgated 140 business practice standards developed by the Gas Industry Standards Board for interstate natural gas pipelines. The standards cover certain business practices such as nominations, flowing gas, invoicing and capacity release as well as adoption of protocols and procedures for exchanging these business practices over the Internet. FERC denied rehearing in Order No. 587-A issued October 31, 1996. Order No. 587-B promulgated electronic communications standards on January 20, 1997. On April 18, 1997, in Order No. 587-B, FERC denied request for rehearing of the dates for complying with the requirements of Order No. 587-C which requires pipelines to make pro forma tariff filings to implement the standards by May 1, 1997, implementation of the Internet Web page standards by August 1, 1997, and implementation of the revised and new business practices standards by November 1, 1997. On May 6, 1997, in Order No. 587-E, FERC denied a request for rehearing of Order No. 587-B. An appeal of FERC Order Nos. 587 an 587-A is pending in the United States Court of Appeals for the District of Columbia Circuit. Oral arguments on this appeal are scheduled for April 20, 1998.

  On February 28, 1997, FERC issued notice of a public conference to be held on May 29 and 30, 1997 to conduct a broad inquiry into important issues facing the natural gas industry and FERC's regulation of the industry. The Company cannot predict at this time what, if any, new standards or regulations may ultimately result from this conference or what impact any such changes may have on the industry.

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

  Environmental. The Company's operations are subject to numerous laws and regulations governing the discharge of oil and hazardous materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of various permits before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution resulting from the Company's operations. In particular, under the Federal Oil Pollution Act of 1990 ("OPA 90"), certain persons (including owners, operators, and demise charterers of vessels, owners and operators of onshore facilities, and lessees, permittees and holders of rights of use and easements in areas in which offshore facilities are located ("responsible parties")) may be held liable for various costs and damages. These include removal costs and damages, damages to natural resources and damages for lost profits, impairment to earning capacity, and destruction of or injury to real or personal property. Liability can arise when oil is discharged or poses a substantial threat of discharge into United States waters. Liability under OPA 90 is strict, joint and several, unless one of the specific defenses to liability applies, including an act of God, an act of war or an act or omission of a third party. OPA 90 also requires certain responsible parties to establish and maintain evidence of financial responsibility sufficient to meet the maximum amount of liability to which the responsible party could be subject under the liability limitation provisions. Moreover, the recent trend toward stricter standards in environmental legislation and regulation is likely to continue. In addition, legislation has been proposed in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as "hazardous wastes" which would make the reclassified wastes subject to much more stringent handling, disposal and clean-up requirements. If such legislation were to be enacted, it could have a significant impact on the operating costs of the Company, as well as the oil and gas industry in general. State initiatives to further regulate the disposal of oil and gas wastes are also pending in certain states, and these various initiatives could have a similar impact on the Company. See "Risk Factors--United States Governmental Regulation, Taxation and Price Control."

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

MAR VENTURES INC.

  Prior to the Reorganization, the existing assets and liabilities of Bexy were transferred to its wholly-owned subsidiary, Mar Ventures, Inc. ("Mar Ventures"). As part of such Reorganization, the stock of Mar Ventures was distributed distributed to the Original Bexy Shareholders, and since that time Mar Ventures has not been affiliated with the Company. Buddy Young, the former President and chief executive officer of Bexy, has agreed to indemnify the Company, the former shareholders of Cheniere Operating and their respective officers, directors, attorneys and other agents from and against all claims which they may suffer, incur, or pay arising under or incurred in connection with: (i) the operation of the business of Bexy prior to the closing of the Reorganization; (ii) any error or omission with respect to a material fact stated or required to be stated in the proxy materials filed by Bexy in connection with the Reorganization or the registration statement filed by Mar Ventures in connection with the distribution of its common stock to the Original Bexy Stockholders; and (iii) certain taxes.

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

ITEM 6. SELECTED FINANCIAL DATA

  The following income statement data and balance sheet data have been derived from the financial statements prepared in accordance with generally accepted accounting principles. The financial statements of Cheniere Energy, Inc. and Subsidiary as of August 31, 1996 and for the period then ended have been audited by Merdinger, Fruchter, Rosen & Corso, P.C. This information should be read in conjunction with the financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Prospectus.

                                                                      FROM
                                                                    INCEPTION
                                                                  (FEBRUARY 21,
                                                                    1996) TO
                                                                   AUGUST 31,
                                                                      1996
                                                                  -------------
      Net operating revenues.....................................   $      --
      (Loss) from continuing operations..........................     121,847
      (Loss) from continuing operations per share of common
       stock.....................................................       (0.01)
      Net (loss) per share of common stock.......................       (0.01)
      Cash.......................................................   1,093,180
      Investment in 3-D Exploration program......................   4,000,000
      Total Assets...............................................   5,145,310
      Long-term obligations......................................          --
      Total Liabilities..........................................     718,855
      Total Shareholders' Equity.................................   4,426,455
      Cash dividends declared per share of common stock..........          --

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

  On July 3, 1996 Cheniere Operating consummated the transactions (the "Reorganization") contemplated in the Agreement and Plan or Reorganization (the "Reorganization Agreement") dated April 16, 1996 between Cheniere Operating and Bexy Communications, Inc., a publicly held Delaware corporation ("Bexy"). Under the terms of the Reorganization Agreement, Bexy transferred its existing assets and liabilities to Mar Ventures Inc., its wholly-owned subsidiary ("Mar Ventures"), Bexy received 100% of the outstanding shares of Cheniere Operating (which aggregated 824.2422 common shares outstanding prior to a 10,000 to 1 stock split which was effected immediately prior to the Reorganization) and the former shareholders of Cheniere Operating received 8,242,422 newly issued shares of Bexy common stock, representing 93% of the then issued and outstanding Bexy shares. Immediately following the Reorganization, the Original Bexy Stockholders held the remaining 600,945 (7%) of the outstanding Bexy stock. This stock split has been given retroactive effect in the financial statements. As a result of the completion of the share exchange a change in the control of the Company occurred. The transaction has been accounted for as a recapitalization of Cheniere Operating. In accordance with the terms of the Reorganization Agreement, Bexy changed its name to Cheniere Energy, Inc. Subsequently, the Company distributed the outstanding capital stock of Mar Ventures to the original holders of Bexy common stock.

  The reorganization was accounted for as the recapitalization of Cheniere Operating and the issuance of stock for the net assets of Bexy.

RESULTS OF OPERATIONS--AUDITED STATEMENTS FROM INCEPTION (FEBRUARY 21, 1996) TO AUGUST 31, 1996

  The Company's operating results for the period from inception (February 21, 1996) to August 31, 1996 reflect a loss of $121,847, or $0.01 per share, as there were no operating revenues. General and administrative expenses of $103,814 and interest expense of $19,833 were offset partially by interest income of $1,800. General and administrative expenses consisted primarily of the costs of salary and compensation, occupancy and office expense. Interest expense was incurred with respect to a short term promissory note and to the issuance of certain warrants during the period. Interest income was generated on the Company's cash balances.



LIQUIDITY AND CAPITAL RESOURCES

  The Company's balance sheet reflected current assets of $1,097,980 with liabilities of $718,855. Other assets reflected an investment of $4 million in the proprietary 3-D seismic exploration project in southern Louisiana (the "3-D Exploration Program"). As of August 31, 1996, the Company's capital reflected sales of shares net of offering expenses of $686,251.

  At August 31, 1996, the Company had working capital of $379,125. Operating expenses and capitalized costs were financed by the sale of common stock and Bridge Loan (as defined below) funding as revenues have yet to be generated. It is anticipated that future liquidity requirements, including the commitment to the 3-D Exploration Program which will amount to, at least, an additional $8 million, will be met by sale of equity, further borrowings and/or sales of portions of the Company's interest in the 3-D Exploration Program. At this time, no assurance can be given that such sale of equity, further borrowings or sales of portions of the Company's interest in the 3-D Exploration Program will prove to be successful. The Company has in the past failed to timely make certain payments due to the 3-D Exploration Program. While the Company has in such instances succeeded in obtaining waivers under, and amendments to, the Exploration Agreement extending the due dates for such required payments, there can be no assurance that the Company will successfully obtain similar amendments should it fail to timely make required payments to the 3-D Exploration Program in the future. The Company currently does not have sufficient capital to meet its future payment requirements and there can be no assurance that the Company will successfully secure the necessary funds. See "Business and Properties--3-D Exploration Program."

  At the present time, the Company has no material commitments for capital expenditures.

  Since its inception, Cheniere Operating's primary source of financing for operating expenses and payments to the 3-D Exploration Program has been, originally, the sale of its equity securities, and since the reorganization with Bexy, funding from Cheniere through the sale of Cheniere's equity securities.

  In May and June 1996, Cheniere Operating raised $2,883,000, net of offering costs, from the sale of shares of its common stock (which were exchanged for 2,000,000 shares of the Common Stock following the Reorganization) to "accredited investors" (as defined in Rule 501(a) promulgated under the Securities Act of 1933, as amended (the "Securities Act")) pursuant to Rule 506 of Regulation D promulgated under the Securities Act ("Regulation D"). The proceeds were used to fund Cheniere Operating's initial $3 million payment to the 3-D Exploration Program.

  In order to finance a $1 million payment made to the 3-D Exploration Program on August 9, 1996, Cheniere sold Common Stock pursuant to Regulation D and Regulation S promulgated under the Securities Act ("Regulation S"). In July 1996, Cheniere sold 50,000 shares of the Common Stock to an "accredited investor" pursuant to Rule 506 of Regulation D and Cheniere received proceeds of $100,000 from such sale. In July and August 1996, Cheniere conducted an offering of Common Stock pursuant to Regulation S. Cheniere sold 508,400 shares of the Common Stock and received proceeds of $915,000, net of placement fees, from such sale.

  In late August 1996, Cheniere raised $1,000,000 from the sale of 100,000 units, each consisting of five shares of the Common Stock and a warrant to purchase one share of the Common Stock, pursuant to Regulation S. The proceeds were used to fund a $1 million payment to the 3-D Exploration Program made on September 4, 1996. The warrants are exercisable on or before August 29, 1999 at an exercise price of $3.125 per share (subject to customary anti-dilution adjustments). The exercise price represents the approximate market price of the underlying Common Stock at the time of the transaction.

  Between fiscal year end at August 31, 1996 and October 31, 1996, the Company raised $1,237,500 net proceeds from the sale of 588,027 shares of Common Stock to accredited investors pursuant to Regulation D and certain other investors pursuant to Regulation S. Proceeds received through October 31, 1996 were used to fund a $1 million payment to the 3-D Exploration Program on that date.

  In June 1996, Cheniere Operating borrowed $425,000 (the "Bridge Loan") through a private placement of short term promissory notes (the "Notes"). In connection with the placement of the Notes, Cheniere Operating issued warrants (the "June Warrants"), which following the Reorganization, were exchanged for an aggregate of 141,666 and 2/3 warrants to purchase shares of the Common Stock, to the holders of the Notes (the "Noteholders"), each of which warrants entitles the holder to purchase one share of the Common Stock at an exercise price of $3.00 per share at any time on or before June 14, 1999. The exercise price was determined at a 100% premium to the sale price of Cheniere Operating stock by private placement during May 1996, as the Company's stock was not publicly traded at that time. The Company satisfied all of its obligations under Notes in the aggregate principal amount of $210,000 by paying the accrued interest on such Notes and by agreeing to issue 105,000 shares of the Common Stock at a price of $2.00 per share to the holders of such Notes pursuant to Regulation D. In addition, an individual Noteholder (the "Remaining Noteholder") purchased several outstanding Notes following which such Noteholder held Notes in the aggregate principal amount of $215,000. In exchange for such notes, Cheniere Operating issued a new promissory note in the amount of $215,000 to the Remaining Noteholder. The Remaining Noteholder also received 64,500 warrants to purchase shares of the Common Stock in accordance with the terms of the original Note Agreement. Such additional warrants have identical terms as the June Warrants, in accordance with the terms of the original Note agreement. The Remaining Noteholder was not an affiliate of the Company.

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

                         INDEPENDENT AUDITOR'S REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
CHENIERE ENERGY, INC. AND SUBSIDIARY

  We have audited the accompanying consolidated balance sheet of CHENIERE ENERGY, INC. AND SUBSIDIARY, a Development Stage Company, as of August 31, 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows from inception (February 21, 1996) to August 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CHENIERE ENERGY, INC. AND SUBSIDIARY as of August 31, 1996 and the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles.

                                     MERDINGER, FRUCHTER, ROSEN & CORSO, P.C
                                     Certified Public Accountants

New York, New York
September 16, 1996

except for Note 12(3) and
Note 12(4), as to which
the date is June 7, 1997

                      CHENIERE ENERGY, INC. AND SUBSIDIARY

                       (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET

                                AUGUST 31, 1996

                              ASSETS
                              ------
CURRENT ASSETS
  Cash............................................................. $1,093,180
  Prepaid Expenses.................................................      4,800
                                                                    ----------
  TOTAL CURRENT ASSETS.............................................  1,097,980
                                                                    ----------
PROPERTY AND EQUIPMENT, NET........................................     46,830
                                                                    ----------
OTHER ASSETS
   Investment in 3-D Exploration Program...........................  4,000,000
   Security Deposit................................................        500
                                                                    ----------
  TOTAL OTHER ASSETS...............................................  4,000,500
                                                                    ----------
  TOTAL ASSETS..................................................... $5,145,310
                                                                    ==========
               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
CURRENT LIABILITIES
  Accounts Payable................................................. $  275,975
  Accrued Expenses and Taxes Payable...............................     16,929
  Loans Payable....................................................    425,000
  Advance from Officers............................................        961
                                                                    ----------
    TOTAL LIABILITIES..............................................    718,855
                                                                    ----------
STOCKHOLDERS' EQUITY
  Common Stock--$.003 Par Value Authorized 20,000,000 shares;
   9,931,767 Issued and Outstanding................................     29,795
  Preferred Stock--Authorized 1,000,000 shares; None Issued and
   Outstanding.....................................................         --
  Additional Paid-in-Capital.......................................  4,518,507
  Deficit Accumulated During the Development Stage.................   (121,847)
                                                                    ----------
    TOTAL STOCKHOLDERS' EQUITY.....................................  4,426,455
                                                                    ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................... $5,145,310
                                                                    ==========


    The accompanying notes are an integral part of the financial statements.

                      CHENIERE ENERGY, INC. AND SUBSIDIARY

                       (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF OPERATIONS

           FROM INCEPTION (FEBRUARY 21, 1996) TO AUGUST 31, 1996

Revenue............................................................ $       --
General and Administrative Expenses................................    103,814
Interest Expense...................................................     19,833
                                                                    ----------
Loss from Operations Before Other Income...........................   (123,647)
Interest Income....................................................      1,800
                                                                    ----------
Loss From Before Income Taxes......................................   (121,847)
Provision for Income Taxes.........................................         --
                                                                    ----------
Net Loss........................................................... $ (121,847)
                                                                    ==========
Loss Per Share..................................................... $     (.01)
                                                                    ==========
Weighted Average Shares Outstanding................................  8,610,941
                                                                    ==========




    The accompanying notes are an integral part of the financial statements.

                      CHENIERE ENERGY, INC. AND SUBSIDIARY

                       (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

           FROM INCEPTION (FEBRUARY 21, 1996) TO AUGUST 31, 1996

                                COMMON STOCK
                          ------------------------ ADDITIONAL                 TOTAL
                           PER                      PAID-IN    RETAINED   STOCKHOLDERS'
                          SHARE   SHARES   AMOUNT   CAPITAL     DEFICIT      EQUITY
                          ------ --------- ------- ----------  ---------  -------------
Sale of Founders Shares
 on April 9, 1996 ......  $0.012 6,242,422  18,727     56,276         --       75,003
Sale of Shares on May 3,
 1996 ..................    1.50 2,000,000   6,000  2,994,000         --    3,000,000
Issuance of Shares to an
 Employee on July 1,
 1996...................    1.00    30,000      90     29,910         --       30,000
Issuance of Shares in
 Reorganization to
 Former Bexy
 Shareholders...........      --   600,945   1,803     (1,803)        --           --
Sale of Shares on July
 30, 1996...............    2.00    50,000     150     99,850         --      100,000
Sale of Shares on August
 1, 1996................    2.00   508,400   1,525  1,015,275         --    1,016,800
Sale of Shares on August
 30, 1996...............    2.00   500,000   1,500    998,500         --    1,000,000
Expenses Related to
 Offering...............      --        --      --   (686,251)        --     (686,251)
Issuance of Warrants....      --        --      --     12,750         --       12,750
Net Loss................      --        --      --         --   (121,847)    (121,847)
                                 --------- ------- ----------  ---------   ----------
Balance--August 31,
 1996...................         9,931,767 $29,795 $4,518,507  $(121,847)  $4,426,455
                                 ========= ======= ==========  =========   ==========

--------

All of the Sales of Shares indicated above were made pursuant to private placement transactions.



          The accompanying notes are an integral part of this report.

                      CHENIERE ENERGY, INC. AND SUBSIDIARY

                       (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

           FROM INCEPTION (FEBRUARY 21, 1996) TO AUGUST 31, 1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss......................................................... $ (121,847)
  Adjustments to Reconcile Net Loss to Net Cash Provided by
   Operating Activities:
  Depreciation.....................................................      3,603
  Compensation Paid in Common Stock................................     30,000
  (Increase) in Prepaid Expenses...................................     (4,800)
  (Increase) in Security Deposit...................................       (500)
  Increase in Accounts Payable.....................................    275,975
  (Decrease) in Accrued Expenses and Taxes Payable.................     16,929
  Increase in Advance from Officers................................        961
                                                                    ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES..........................    200,321
                                                                    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Furniture, Fixtures and Equipment....................    (50,443)
  Investment in 3-D Exploration Program............................ (4,000,000)
                                                                    ----------
NET CASH USED BY INVESTING ACTIVITIES.............................. (4,050,443)
                                                                    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of Common Stock.............................................  5,191,803
  Issuance of Warrants.............................................     12,750
  Offering Costs...................................................   (686,251)
  Proceeds of Loan.................................................    425,000
                                                                    ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES..........................  4,943,302
                                                                    ----------
NET INCREASE IN CASH...............................................  1,093,180
CASH--BEGINNING OF PERIOD..........................................         --
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

           FROM INCEPTION (FEBRUARY 21, 1996) TO AUGUST 31, 1996

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

                     CHENIERE ENERGY, INC. AND SUBSIDIARY

                      (A DEVELOPMENT STAGE COMPANY)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             AUGUST 31, 1996
NOTE 1--NATURE OF OPERATIONS

  Cheniere Energy, Inc., a holding company ("Cheniere," together with Cheniere Operating (as defined below), (the "Company"), is the owner of 100% of the outstanding common stock of Cheniere Energy Operating Co., Inc. ("Cheniere Operating"). Cheniere Operating is a Houston-based company formed for the purpose of oil and gas exploration and if warranted development and exploitation. The Company is currently involved in a joint exploration program which is engaged in the exploration for oil and natural gas along the Gulf Coast of Louisiana, onshore and in the shallow waters of the Gulf of Mexico. The Company commenced its oil and gas activities through such joint program in April 1996.

  The Company is currently a development stage enterprise under the provisions of SFAS No. 7. As described above and in Notes 5 and 11, the Company's future business will be in the field of oil and gas exploration and exploitation.

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

 Basis of Presentation

  On July 3, 1996, Cheniere Energy, Inc. ("Cheniere"), formerly Bexy Communications, Inc., acquired all of the outstanding capital stock of Cheniere Energy Operating Co., Inc. ("Cheniere Operating") as described in
Note 4. For accounting purposes, this acquisition has been treated as a recapitalization of Cheniere Operating.

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

                             AUGUST 31, 1996

 Income Taxes

  Income taxes are provided for based on the liability method of accounting pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

 Investments

  The Company continually reviews its investments to determine that the carrying values have not been impaired.

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

 Per Share of Common Stock

  Per share amounts have been computed based on the average number of common shares outstanding during the period.

 Offering Costs

  Offering costs consist primarily of placement fees, professional fees and printing costs. These costs are charged against the proceeds of the sale of common stock in the periods in which they occur.

 Stock-Based Compensation

  Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options is measured by the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

 Long-Lived Assets

  In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", was issued (SFAS No. 121). SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted this statement and determined that no impairment loss need be recognized for applicable assets of continuing operations.

                     CHENIERE ENERGY, INC. AND SUBSIDIARY

                      (A DEVELOPMENT STAGE COMPANY)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             AUGUST 31, 1996

 Impact of Recently Issued Accounting Standards

  In February 1997, the Financial Accounting Standards Board issued a new statement titled "Earnings Per Share" (SFAS No. 128). This statement is effective for both interim and annual periods ending after December 15, 1997 and specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. After the effective date, all prior-period EPS date presented shall be restated to conform with the provisions for SFAS No. 128.

  If the provisions of SFAS No. 128 had been adopted in these financial statements, there would not have been any impact on loss per share, since the effect of the options and warrants would have been antidilutive.

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
                                                                        -------
      Property and Equipment--Net...................................... $46,830
                                                                        =======

NOTE 4--REORGANIZATION

  On July 3, 1996 Cheniere Operating consummated the transactions (the "Reorganization") contemplated in the Agreement and Plan or Reorganization (the "Reorganization Agreement") dated April 16, 1996 between Cheniere Operating and Bexy Communications, Inc., a publicly held Delaware corporation ("Bexy"). Under the terms of the Reorganization Agreement, Bexy transferred its existing assets and liabilities to Mar Ventures, Inc., its wholly-owned subsidiary ("Mar Ventures"), Bexy received 100% of the outstanding shares of Cheniere Operating (which aggregated 824.2422 common shares outstanding prior to a 10,000 to 1 stock split which was effected immediately prior to the Reorganization) and the former shareholders of Cheniere Operating received 8,242,422 newly issued shares of Bexy common stock, representing 93% of the then issued and outstanding Bexy shares. Immediately following the Reorganization, the Original Bexy Stockholders held the remaining 600,945 (7%) of the outstanding Bexy stock. This stock split has been given retroactive effect in the financial statements. As a result of the completion of the share exchange a change in the control of the Company occurred. The transaction has been accounted for as a recapitalization of Cheniere Operating. In accordance with the terms of the Reorganization Agreement, Bexy changed its name to Cheniere Energy, Inc. Subsequently, the Company distributed the outstanding capital stock of Mar Ventures to the original holders of Bexy common stock.

NOTE 5--INVESTMENT IN JOINT EXPLORATION PROGRAM

  The Company has entered into a joint exploration program pursuant to an Exploration Agreement between the Company and Zydeco Exploration, Inc. ("Zydeco"), an operating subsidiary of Zydeco Energy, Inc. (the "Exploration Agreement"), with regard to a new proprietary 3-D seismic exploration project in southern Louisiana (the "3-D Exploration Program"). The Company has the right to earn up to a 50% participation in the 3-D Exploration Program. The Company believes that the 3-D seismic survey (the "Survey") is the first of its size within the Transition Zone of Louisiana, an area extending a few miles on either side of the Louisiana State coastline.

                     CHENIERE ENERGY, INC. AND SUBSIDIARY

                      (A DEVELOPMENT STAGE COMPANY)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             AUGUST 31, 1996

  The Survey is to be conducted over certain areas located within a total area of approximately 275 square miles running generally 5 miles south and 3 to 5 miles north of the coastline in the most westerly 28 miles of West Cameron Parish, Louisiana (the "Survey AMI"). The 3-D Exploration Program does not currently have rights to survey the entire Survey AMI and the extent of the Survey AMI which the 3-D Exploration Program will be entitled to survey is dependent upon its ability to obtain survey permits and similar rights. Currently, the 3-D Exploration Program has permits and similar rights to survey approximately 80% of the Survey AMI and is attempting to acquire rights to Survey additional portions of the Survey AMI. There is no assurance that the 3-D Exploration Program will successfully obtain rights to survey additional portions of the Survey AMI, nor that it will be successful in acquiring farmouts, lease options (other than those already obtained), leases, or other rights to explore or recover oil and gas.

  Under the terms of the Exploration Agreement, the Company is required to make monthly payments to the 3-D Exploration Program aggregating, at least, $13 million. The Company's potential participation in the 3-D Exploration Program could be significantly reduced in the event of a failure by the Company to make such required monthly payments when due. (See Note 12).

  As of August 31, 1996, payments made to the 3-D Exploration Program totalled $4,000,000.

  Upon completion of the Company's funding of the 3-D Exploration Program, the investment (reserves) will be accounted for using the full cost method. The Company's financial statements will reflect its proportionate interest in the assets, liabilities, revenues and expenses with respect to the 3-D Exploration Program.

NOTE 6--NOTES PAYABLE

  In June 1996, Cheniere Operating borrowed $425,000 through a private placement of short term promissory notes with an initial interest rate of 8% (the "Notes"). The Notes are due on September 14, 1996 (the "Maturity Date"). In connection with the placement of the Notes, Cheniere Operating issued warrants, which, following the Reorganization, were exchanged for an aggregate of 141,666 and 2/3 (as adjusted for the 10,000 to 1 stock split referred to in Note 4) warrants to purchase shares of the Common Stock, to the holders of the Notes (the "Noteholders"), each of which warrants entitles the holder to purchase one share of the Common Stock at an exercise price of $3.00 per share at any time on or before June 14, 1999. This exchange reflects the effective 10,000 for 1 stock split in Cheniere Operating (See Note 4). A failure by the Company to pay all amounts due and payable under the Notes by the Maturity date constitutes an event of default thereunder. In such an event of default, the interest rate applicable to any outstanding Notes would increase to 13%. Pursuant to APB 14, the warrants issued have been valued at the differential rate between the initial interest rate (8%) and the estimated market rate (20%), applied to the principal balance. This value, $12,750, has been credited to additional paid-in capital.

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

                     CHENIERE ENERGY, INC. AND SUBSIDIARY

                      (A DEVELOPMENT STAGE COMPANY)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             AUGUST 31, 1996

NOTE 7--INCOME TAXES

  The components of the provision for income taxes is as follows:

      Current Tax Expense
        U.S. Federal.................................................... $   --
        State and Local.................................................
                                                                         ------
          Total Current.................................................     --
                                                                         ------
      Deferred Tax Expense
        U.S. Federal....................................................     --
        State and Local.................................................     --
                                                                         ------
          Total Deferred................................................
                                                                         ------
          Total Tax Provision from Continuing Operations................ $   --
                                                                         ======

  The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

      Federal Income Tax Rate........................................... (34.0)%
      Deferred Tax Charge (Credit)......................................    --
      Effect of Valuation Allowance.....................................  34.0 %
      State Income Tax, Net of Federal Benefit..........................    --
                                                                         -----
        Effective Income Tax Rate.......................................   0.0 %
                                                                         =====

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

  The Company has issued and outstanding 141,666 and 2/3 (as adjusted for the 10,000 to 1 stock split referred to in Note 4) warrants (collectively, the "June Warrants"), each of which entitles the registered holder

                     CHENIERE ENERGY, INC. AND SUBSIDIARY

                      (A DEVELOPMENT STAGE COMPANY)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             AUGUST 31, 1996

thereof to purchase one share of Common Stock. The June Warrants are exercisable at any time on or before June 14, 1999, at an exercise price of $3.00 per share (subject to customary anti-dilution adjustments). The exercise price was determined at a 100% premium to the sale price of Cheniere Operating stock by private placement during May, 1996. The June Warrants were originally issued by Cheniere Operating and were converted to warrants of Cheniere following the Reorganization. The June Warrants were issued to a group of 11 investors in connection with a private placement of unsecured promissory notes of Cheniere Operating in the aggregate principal amount of $425,000. The notes mature on September 14, 1996 (the "Maturity Date"). In the event that the Company fails to pay all amounts due and payable under the Notes by the Maturity Date, in addition to an increase in the applicable interest rate, the holders of any outstanding Notes would be entitled to receive up to an aggregate of 42,500 additional warrants (on similar terms) for each month, or partial month, any amounts remain due and payable following the Maturity Date, up to a maximum aggregate number of 170,000 such additional warrants. Pursuant to APB 14, the warrants issued have been valued at the differential rate between the initial interest rate (8%) and the estimated market rate (20%), applied to the principal balance. This value, $12,750, has been credited to additional paid-in capital.

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

                             AUGUST 31, 1996

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

NOTE 11--COMMITMENTS AND CONTINGENCIES

  1) The Company subleases its Houston, Texas headquarters from Zydeco under a month-to-month sublease.

  2) On December 20, 1996, Cheniere Energy California, Inc. ("Cheniere California") was incorporated. Cheniere California is a 100% owned subsidiary of the Company.

  On December 20, 1996, Cheniere California signed a Purchase and Sale Agreement with Poseidon Petroleum, LLC ("Poseidon") to acquire Poseidon's 60% working interest in six undeveloped leases in the Bonito Unit of the Pacific Outer Continental Shelf (OCS) off Santa Barbara County, California. The combined working interest of the six leases are equal to a 47% working interest in the Bonito Unit, which includes a seventh lease in which Poseidon has no interest.

  Poseidon estimates that the net proved undeveloped reserves attributable to its interest are approximately 47 million barrels of oil equivalent. As payment for this interest, Poseidon will receive production payments aggregating $18,000,000 to be paid as three percent of the production revenue from the leases being assigned. Minimum prepayments from the annual production payment shall be made at the rate of $540,000 per year, payable in advance. Poseidon will receive the first minimum prepayment of $540,000 at closing. Poseidon has prepared a reserve report with respect to the leases which is currently being evaluated by Cheniere California. The principal amount of the production payment and the required minimum yearly payments are subject to adjustment based on the results of the reserve report.

  The transaction is subject to the receipt of a reserve report acceptable to Cheniere California and to the satisfaction of certain conditions by Poseidon and/or Cheniere California, and, accordingly, there can be no assurance that Cheniere California will successfully consummate the transaction. Moreover, if the transaction is consummated, Cheniere California expects that development of the reserves will not occur for at least four years. While Cheniere California would be obligated to make cash payments to Poseidon, regardless of whether production is established, the only result of failure to make payments would be forfeiture of operating rights in the leases and their reassignment to Poseidon. Prior to the establishment of production, Cheniere California expects to fund the minimum prepayments with cash balances or with proceeds from the sale of Cheniere's equity securities and capitalization by Cheniere of Cheniere California. There can be no assurance that economically feasible oil and gas reserves exist in Poseidon's leases in the Bonito Unit until further exploration is done, and economic feasibility studies based upon such work are concluded.

                     CHENIERE ENERGY, INC. AND SUBSIDIARY

                      (A DEVELOPMENT STAGE COMPANY)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             AUGUST 31, 1996

  The working interest in the Bonito Unit, if acquired, will be accounted for under the full cost method of accounting.

  3) Pursuant to a Consulting Agreement dated as of July 3, 1996 between the Company and Buddy Young, the former president and chief executive officer of Bexy, the Company engaged Mr. Young as a consultant to provide management of the Company with advice regarding the management and business of the Company. Mr. Young agreed to provide such consulting services to the Company for two years ending on July 3, 1998 at a rate of $75,000 per year. Mr. Young is no longer an employee of the Company and serves only in the capacity of a consultant.

NOTE 12--SUBSEQUENT EVENTS

  1) Effective as of September 14, 1996, certain of the note holders described in Note 6 converted their notes into common stock at a price of $2 per share. As a result, 105,000 shares were issued to retire $210,000 of notes. The exchange of debt for common stock was not pursuant to the terms of the promissory notes and it was an offer of stock for debt.

  2) In addition, an individual note holder has purchased the promissory notes of the remaining note holders. The holder thus holds notes totaling $215,000. As per the terms of the notes, the interest rate on these outstanding notes has increased to 13% per annum, effective September 14, 1996. The holder of the notes is also entitled to receive up to an aggregate of 21,500 additional warrants (as described in Note 6) for each month, or partial month, any amounts remain due and payable after September 14, 1996, up to a maximum aggregate number of 86,000 such additional warrants. Pursuant to APB 14, these additional warrants will be valued at the differential rate between the interest rate charged (13%) and the then estimated market rate (25%), applied to the principal balance for each month outstanding after September 14, 1996. This value will be credited to additional paid-in capital.

  3) Subsequent to the balance sheet date, the Company has made the following payments to the Exploration Program:

September 4, 1996.................................................... $1,000,000
October 31, 1996.....................................................  1,000,000
January 28, 1997.....................................................    520,000
February 7, 1997.....................................................    621,745
March 4, 1997........................................................    858,255
May 2, 1997..........................................................  2,000,000
June 2, 1997.........................................................  2,000,000
                                                                      ----------
                                                                      $8,000,000
                                                                      ==========

  The Company has a remaining commitment (after the above payments) of at least $1.5 million, which is due in one payment on June 21, 1997. A thirty day grace period applies to the payment.

  4) As previously disclosed, Cheniere California signed a Purchase and Sale Agreement with Poseidon Petroleum, LLC ("Poseidon") to acquire Poseidon's 60% working interest in the Bonito Unit of the Pacific Outer Continental Shelf offshore Santa Barbara County, California. Cheniere California and Poseidon have mutually agreed to terminate the Purchase and Sale Agreement pursuant to the terms thereof, and that upon termination, neither party thereto shall have any liability thereunder. The Company has decided that it is in its best interests at this time to concentrate its resources on the 3-D Exploration Program.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The executive officers and directors of the Company are as follows:

NAME                         AGE                      TITLE
----                         ---                      -----
William D. Forster..........  50 President, Chief Executive Officer and Director
Walter L. Williams..........  68 Vice Chairman and Director
Keith F. Carney.............  41 Chief Financial Officer and Treasurer
Charif Souki................  43 Secretary and Director
Efrem Zimbalist III.........  50 Director




  William D. Forster, 50, currently President and Chief Executive Officer of Cheniere, co-founded the Company in February 1996. Mr. Forster was an investment banker with Lehman Brothers from 1975 to 1990 (11 years as a Managing Director), initially in the oil and gas department for seven years, and then in various other areas. In 1990, he founded his own private investment bank, W. Forster & Co. Inc. In 1994, he became active again in the oil and gas business when he began to work together with BSR Investments, Ltd., a Paris-based private investment company, to provide financing for small energy companies. Mr. Forster is a director of Equity Oil Company, a Nasdaq National Market company, and he serves on the Board of Trustees of Mystic Seaport Museum. He holds a Bachelor of Arts degree in economics from Harvard College and a Master of Business Administration degree from Harvard Business School.

  Walter L. Williams, 69, currently Vice-Chairman of Cheniere, joined the Company in June 1996. Prior to joining Cheniere, Mr. Williams spent 32 years as a founder and later Chairman and Chief Executive Officer of Texoil, Inc., a publicly held Gulf Coast exploration and production company. Prior to that time he was an independent petroleum consultant. He received a Bachelor of Science degree in petroleum engineering from Texas A&M University in 1949 and is a Registered Engineer in both the states of Louisiana and Texas. He serves on the board of directors of Texoil, Inc. and has served as a Director and Member of the Executive Committee of the Board of the Houston Museum of Natural Science.

  Keith F. Carney, 41, currently Chief Financial Officer and Treasurer of Cheniere, joined the Company in July 1996. Prior to joining Cheniere, Mr. Carney was a securities analyst in the oil & gas exploration/production sector with Smith Barney, Inc. from 1992-1996. From 1982-1990 he was employed by Shell Oil as an exploration geologist, with assignments in the Gulf of Mexico, the Middle East and other areas. He received a Master of Science degree in geology from Lehigh University in 1982 and a Master of Business Administration/Finance degree from the University of Denver in 1992.

  Charif Souki, 44, currently the Chairman of the Board of Directors and Secretary of Cheniere, co-founded the Company in February 1996. Mr. Souki is an independent investment banker with twenty years of experience in the industry. In the past few years he has specialized in providing financing for promising microcap and small capitalization companies with an emphasis on the oil and gas industry. He holds a Bachelor of Arts degree from Colgate University and a Master of Business Administration from Columbia University.

  Efrem Zimbalist III, 50, a director of Cheniere since July 1996, is President and Chief Executive Officer of Times Mirror Magazines a division of Times Mirror Co., and a Vice President of Times Mirror Co. He formerly served as vice president, strategic development for Times Mirror Co. from 1993 to 1995. Previously he served as Chairman and Chief Executive Officer of Correia Art Glass, Inc., a family owned business. He also served five years as a senior engagement manager at the management consulting firm of McKinsey and Co., Inc. in Los Angeles. Mr. Zimbalist received a Bachelor of Arts degree in economics from Harvard College and a Master's degree in business administration from Harvard Business School.

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



                               INDIVIDUAL GRANTS                     POTENTIAL REALIZABLE VALUE AT
                         -------------------------------                ASSUMED ANNUAL RATES OF
                         NUMBER OF                                   STOCK PRICE APPRECIATION FOR
                         SECURITIES  % OF TOTAL EXERCISE                  OPTION TERMS($)(1)
                         UNDERLYING   OPTIONS   OR BASE             -------------------------------
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

(5) The exercise price represents the approximate bid price of the underlying Common Stock of Cheniere at the time the options were granted.

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

(2) Does not include 2,602,000 shares held by BSR Investments, Ltd., of which Charif Souki disclaims beneficial ownership. BSR Investments, Ltd. is controlled by Samyr Souki, President of BSR Investments, Ltd. and the father of Charif Souki.
(3) Does not include 150,000 shares of the Common Stock issuable upon the exercise of options, not exercisable within 60 days of the date of this Prospectus, held by each of Mr. Williams and Mr. Carney.
(4) The 30,000 shares of the Common Stock held by Mr. Williams have been granted by the Company, but have not yet been issued.

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

    3. Exhibits and Financial Statement Schedules

 EXHIBITS
 --------
   3.1    --Amended and Restated Certificate of Incorporation of Cheniere
           Energy, Inc. ("Cheniere")*
   3.2    --By-laws of Cheniere*
   4.1    --Specimen Common Stock Certificate of Cheniere*
   5.1    --Opinion of Dewey Ballantine*
  10.1    --Exploration Agreement between FX Energy, Inc. (now known as
           Cheniere Energy Operating Co., Inc. ("Cheniere Operating")) and
           Zydeco Exploration, Inc.*
  10.2    --First Amendment to the Exploration Agreement between FX Energy,
           Inc. (now known as Cheniere Operating) and Zydeco Exploration, Inc.*
  10.3    --Second Amendment to the Exploration Agreement between FX Energy,
           Inc. (now known as Cheniere Operating) and Zydeco Exploration, Inc.*
  10.4    --Third Amendment to the Exploration Agreement between FX Energy,
           Inc. (now known as Cheniere Operating) and Zydeco Exploration, Inc.*
  10.5    --Form of Regulation D Subscription Agreement between Cheniere
           Operating and certain "accredited investors"*
  10.6    --Form of Noteholders' Agreement ("Noteholders Agreement") between
           Cheniere Operating and the holders of promissory notes in the aggregate principal amount of $425,000.00*
  10.7    --Form of Warrant Agreement governing warrants of Cheniere issued in exchange for warrants of Cheniere Operating (which were issued pursuant to the Noteholders Agreement)*
  10.8    --Asset Transfer, Assignment and Assumption Agreement between Bexy
           Communications, Inc. and Mars Ventures Inc.*
  10.9    --Indemnification Agreement among Buddy Young, Cheniere, Cheniere
           Energy Operating Co., Inc. and the Stockholders of Cheniere Energy
           Operating Co., Inc. named therein*
  10.10   --Form of Warrant Agreement between Cheniere and each of C.M. Blair,
           W.M. Forster & Co., Inc. and Redliw Corp.*
  10.11   --Consulting Agreement between Cheniere and Buddy Young regarding reverse splits of the Common Stock*
  21.1    --Subsidiaries of Cheniere*
  23.1    --Consent of Dewey Ballantine (included in Exhibit 5.1)*
  23.2    --Consent of Merdinger, Fruchter, Rosen & Corso, P.C.*

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

Date: June 25, 1997