Form 10-Q/A
period 1996-11-30
CHENIERE ENERGY INC
filed 1997-06-26
CIK 3570

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

                          PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Each of the following exhibits is filed herewith:

10.12 --Fourth Amendment to the Exploration Agreement between FX Energy, Inc. (now known as Cheniere Energy Operating Co., Inc. ("Cheniere Operating") and Zydeco Exploration, Inc.*

27.1    --Financial Data Schedule
-------
  *  Previously Filed

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