Form 10-Q/A
period 1996-11-30
CHENIERE ENERGY INC
filed 1997-07-10
CIK 3570

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

                     CHENIERE ENERGY, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             NOVEMBER 30, 1996


            Under the terms of the joint exploration agreement, the Company is required to make additional monthly payments aggregating, at least, $7.5 million. The Company's potential participation in the joint exploration program could be significantly reduced in the event of a failure by the Company to make such required monthly payments when due.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Cheniere Energy, Inc. is currently a development stage company under the provisions of SFAS No. 7. As such, the Company's accompanying unaudited financial statements and notes thereto relate to the three month period ended November 30, 1996 and the period from inception (February 21, 1996) to November 30, 1996. These statements and notes thereto together with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the period ended August 31, 1996 contain detailed information that should be referred to in conjunction with the following discussion.

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

     Amendment to Exploration Agreement. On November 27, 1996, the Company and Zydeco Exploration, Inc. amended the Exploration Agreement between the two entities relating to the 3-D Exploration Program whereby the schedule for payment of Seismic Funds defined by the Exploration Agreement and its amendments from Cheniere to Zydeco is suspended. The new amendment calls for Cheniere to furnish funds to maintain a $1,000,000 balance in the Seismic Fund account and for Cheniere to resume the payment schedule within thirty days of Zydeco's notification. The suspension of payment of Seismic Funds is intended to better align the payment schedule with Zydeco's need for such funds. Under the revised agreement, Cheniere expects to fund an additional $7.5 million of Seismic Fund payments during the final three quarters of its fiscal year.

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

Liquidity and Capital Resources


     At November 30, 1996, total assets were $6,382,660 compared to $5,145,310 at August 31, 1996. The increase is due to primarily to an increase in additional paid-in capital of $1,137,111, from the sale of Common Stock. Current assets declined to $331,172 from $1,097,980 during the same period. Other assets reflect an increase in investment to $6 million from $4 million in the 3-D Exploration Program. This increase was funded primarily from equity proceeds and from cash balances.

     The Company's balance sheet reflected current liabilities of $975,130. Current liabilities included $384,985 representing funds advanced for the issuance of common stock and $215,000 representing a short term note due January 14, 1997 (see Notes 2 and 6, Notes to Consolidated Financial Statements). The Company has no long term liabilities.

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

                              Date:  July 9, 1997