Form 10-Q/A
period 1997-02-28
CHENIERE ENERGY INC
filed 1997-07-10
CIK 3570

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

                             CHENIERE ENERGY, INC
                              INDEX TO FORM 10-Q



                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements..............................   3

               Consolidated Balance Sheet...................................   3

               Consolidated Statement of Operations.........................   4

               Consolidated Statement of Stockholders' Equity...............   5

               Consolidated Statement of Cash Flows.........................   6

          Notes to Consolidated Financial Statements........................   7

     Item 2. Management's Discussion and Analysis of Financial Condition and
               Results of Operations........................................  12

PART II.  OTHER INFORMATION

     Item 5. Other Information..............................................  14

     Item 6. Exhibits and Reports on Form 8-K...............................  14

SIGNATURES..................................................................  15

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

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Cheniere Energy, Inc. is currently a development stage company under the provisions of SFAS No. 7. As such, the Company's accompanying unaudited financial statements and notes thereto relate to the three and six month periods ending February 28, 1997 and the period from inception (February 21, 1996) to February 28, 1997. These statements and notes thereto together with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the period ended August 31, 1996 contain detailed information that should be referred to in conjunction with the following discussion.

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

        ZYDECO EXPLORATION, INC. 3-D SEISMIC EXPLORATION PROGRAM. Cheniere made two payments totaling $1.14 million during the quarter, and a third payment of $0.86 million on March 4, 1997 to Zydeco Exploration, Inc. to raise its investment in the two companies' 3-D seismic exploration program in southern Louisiana (the "3-D Exploration Program") to $8 million. On January 22, 1997 the Company was given notice by Zydeco to resume the schedule of Seismic Fund payments pursuant to the November 29, 1996 amendment to the Exploration Agreement relating to the project, in anticipation of the resumption of seismic acquisition activities during April. Cheniere has a remaining commitment of at least $5.5 million, which is due in three payments; $2 million each on April 22 and May 22 of 1997, and $1.5 million on June 21, 1997. A thirty-day grace period applies to each of the payments.

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

     The proceeds of the sales of Common Stock during the quarter as set forth above, together with cash balances, were used to fund payments to the 3-D Exploration Program and for general corporate purposes.

     RESULTS OF OPERATIONS; THREE MONTHS ENDED FEBRUARY 28, 1997. The Company's operating results for the three months ended February 28, 1997 reflect a loss of $146,583, or $0.012 per share, as there were no operating revenues. General and administrative expenses of $165,765 and interest expenses of $1,313 were partially offset by interest income of $20,495. General and administrative expense consisted primarily of the costs of salary, occupancy, office expense and insurance. Interest expense was incurred with respect to a short term promissory note that was repaid on December 14, 1996. Interest income was generated on the Company's cash balances.

     RESULTS OF OPERATIONS - SIX MONTHS ENDED FEBRUARY 28, 1997. The
Company's operating results for the six months ended February 28, 1997 reflect a loss of $304,699, or $0.028 per share, as there were no operating revenues. General and administrative expenses of $311,693 and interest expenses of $15,002 were offset partially by interest income of $21,996. General and Administrative expense consisted primarily of the costs of salary, occupancy, office expense and insurance. Interest expense was incurred with respect to a short term promissory note that was repaid on December 14, 1996 and to the issuance of certain warrants during the period. Interest income was generated on the Company's cash balances.

     RESULTS OF OPERATIONS - PERIOD FROM INCEPTION (FEBRUARY 21, 1996) TO FEBRUARY 28, 1997. The Company's operating results for the period from inception (February 21, 1996) to February 28, 1997 reflect a loss of $426,546, or $0.043 per share, as there were no operating revenues. General and administrative expenses of $415,507 and interest expense of $34,835 were offset partially by interest income of $23,796. General and administrative expenses consisted primarily of thee costs of salary and compensation, occupancy, office expense and insurance. Interest expense was incurred with respect to a short term promissory note that was repaid on December 14, 1996, and to the issuance of certain warrants during the period. Interest income was generated on the Company's cash balances.

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


The proceeds of the sales of Common Stock will be used to fund payments to the 3-D Exploration Program.


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