Form 10-Q
period 1997-05-31
CHENIERE ENERGY INC
filed 1997-07-15
CIK 3570

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                --------------

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MAY 31, 1997

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

As of July 15, 1997, there were 13,510,866 shares of Cheniere Energy, Inc. Common Stock, $.003 par value, issued and outstanding.

================================================================================

                             CHENIERE ENERGY, INC.
                               INDEX TO FORM 10-Q



                                                                               Page
                                                                               ----
PART I.  FINANCIAL INFORMATION
     Item 1. Consolidated Financial Statements................................   3

               Consolidated Balance Sheet (Unaudited).........................   3

               Consolidated Statement of Operations (Unaudited)...............   4

               Consolidated Statement of Stockholders' Equity (Unaudited).....   5

               Consolidated Statement of Cash Flows (Unaudited)...............   6

             Notes to Consolidated Financial Statements.......................   7

     Item 2. Management's Discussion and Analysis of Financial Condition and
               Results of Operations..........................................  13

PART II.  OTHER INFORMATION

     Item 2. Changes in Securities............................................  16

     Item 5. Other Information................................................  16

     Item 6. Exhibits and Reports on Form 8-K.................................  16

SIGNATURES....................................................................  18

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                                            May 31,         August 31,
ASSETS                                                                       1997              1996
                                                                          -----------       ----------
CURRENT ASSETS
   Cash                                                                   $ 2,255,281       $1,093,180
   Prepaid Expenses and Other Assets                                           79,700            4,800
                                                                          -----------       ----------
   TOTAL CURRENT ASSETS                                                     2,334,981        1,097,980
                                                                          -----------       ----------
PROPERTY AND EQUIPMENT, NET                                                    51,265           46,830
                                                                          -----------       ----------
OTHER ASSETS
   Investment in 3-D Exploration Program                                   10,000,000        4,000,000
   Security Deposit                                                               500              500
                                                                          -----------       ----------
   TOTAL OTHER ASSETS                                                      10,000,500        4,000,500
                                                                          -----------       ----------
   TOTAL ASSETS                                                           $12,386,746       $5,145,310
                                                                          ===========       ==========
      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts Payable and Accrued Expenses                                  $   436,821       $  292,894
   Loans Payable                                                                    -          425,000
   Advance from Officers                                                            -              961
   Advance for Issuance of Common Stock                                             -                -
                                                                          -----------       ----------
    TOTAL LIABILITIES                                                         436,821          718,855
                                                                          -----------       ----------
STOCKHOLDERS' EQUITY
   Common Stock- $.003 Par Value
       Authorized 20,000,000 shares;
       13,477,533 and 9,931,767 Issued and
        Outstanding at May 31, 1997 and
        August 31, 1996, respectively                                          40,433           29,795
   Preferred Stock- Authorized
       1,000,000 Shares; None Issued
       and Outstanding
   Additional Paid-in-Capital                                              12,834,239        4,518,507
   Deficit Accumulated During the Development Stage                          (924,747)        (121,847)
                                                                          -----------       ----------
      TOTAL STOCKHOLDERS' EQUITY                                           11,949,925        4,426,455
                                                                          -----------       ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $12,386,746       $5,145,310
                                                                          ===========       ==========

                See Accompanying Notes to Financial Statements.

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)



                                                Three Months Ended           Nine Months Ended               Cumulative
                                                      May 31,                     May 31,                   from the Date
                                                       1997                        1997                     of Inception
                                               ---------------------       ---------------------         -------------------

Revenue                                                 $         -                 $         -                 $         -
                                                        ------------                ------------                ------------
General and Administrative Expenses                         364,696                     676,389                     780,203
Professional Fees in Connection with
  Poseidon Agreement                                        164,812                     164,812                     164,812
Interest Expense                                                  -                      15,002                      34,835
                                                        -----------                 -----------                 -----------
                                                            529,508                     856,203                     979,850
                                                        -----------                 -----------                 -----------
Loss from Operations Before Other Income                   (529,508)                   (856,203)                   (979,850)
Interest Income                                              31,307                      53,303                      55,103
                                                        -----------                 -----------                 -----------
Loss From Operations Before Income Taxes                   (498,201)                   (802,900)                   (924,747)
Provision for Income Taxes                                        -                           -                           -
                                                        -----------                 -----------                 -----------
Net Loss                                                $  (498,201)                $  (802,900)                $  (924,747)
                                                        ===========                 ===========                 ===========
Loss Per Share                                               $(.039)                     $(.069)                     $(.088)
                                                        ===========                 ===========                 ===========
Weighted Average Number of Shares Outstanding            12,727,022                  11,608,843                  10,451,418
                                                        ===========                 ===========                 ===========


                See Accompanying Notes to Financial Statements

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)



                                                              Common Stock            Additional                    Total
                                                       --------------------------       Paid-In       Retained   Stockholders'
                                         Per Share       Shares          Amount         Capital        Deficit      Equity
                                        -----------    ----------       ---------     -----------    -----------  -----------
Sale of Founders Shares on
 April 9, 1996                            $ 0.012       6,242,422       $ 18,727      $    56,276      $      -   $    75,003
Sale of Shares on May 5, 1996               1.50        2,000,000          6,000        2,994,000             -     3,000,000

Issuance of Shares to an Employee
 on July 1, 1996                            1.00           30,000             90           29,910             -        30,000
Issuance of Shares in
 Reorganization to Former
 Bexy Shareholders                             -          600,945          1,803           (1,803)            -             -
Sale of Shares on July 30, 1996             2.00           50,000            150           99,850             -       100,000
Sale of Shares on August 1, 1996            2.00          508,400          1,525        1,015,275             -     1,016,800
Sale of Shares on August 30, 1996           2.00          500,000          1,500          998,500             -     1,000,000

Expenses Related to Offering                   -                -              -         (686,251)            -      (686,251)
Issuance of Warrants                           -                -              -           12,750             -        12,750
Net Loss                                       -                -              -                -       (121,847)    (121,847
                                                       ----------       --------      -----------     ----------  -----------
Balance - August 31, 1996                               9,931,767         29,795        4,518,507       (121,847)   4,426,455

Sale of Shares on September 12, 1996        2.00           50,000            150           99,850              -      100,000
Sale of Shares on September 16, 1996        2.00           80,250            241          160,259              -      160,500
Conversion of Debt                          2.00          105,000            315          209,685              -      210,000
Sale of Shares on October 30, 1996          2.25          457,777          1,373        1,028,627              -    1,030,000

Issuance of Warrants                           -                -              -            6,450              -        6,450

Sale of Shares on December 6, 1996          2.25          475,499          1,426        1,068,448              -    1,069,874
Sale of Shares on December 9, 1996          2.50          400,000          1,200          998,800              -    1,000,000
Sale of Shares on December 11, 1996         2.25           22,222             67           49,933              -       50,000
Sale of Shares on December 19, 1996         2.50          200,000            600          499,400              -      500,000
Sale of Shares on December 20, 1996         2.50          220,000            660          549,340              -      550,000
Sale of Shares on February 28, 1997         4.25*         352,947          1,059        1,498,967              -    1,500,026
Sale of Shares on March 4, 1997             4.25*         352,947          1,059        1,498,966                   1,500,025
Sale of Shares on May 22, 1997              3.00          535,000          1,605        1,603,395                   1,605,000
Issuance of Shares to Adjust
 Prices of Shares Sold on February 28
 and March 4                                   -*         294,124            883             (883)                          -
Expenses Related to Offering                   -                -              -         (955,505)             -     (955,505)
Net Loss                                       -                -              -                -       (802,900)    (802,900)
                                                       ----------       --------      -----------     ----------  -----------
Balance - May 31, 1997                                 13,477,533       $ 40,433      $12,834,239     $ (924,747) $11,949,925
                                                       ==========       ========      ===========     ==========  ===========

All of the sales of shares indicated above were made pursuant to private placement transactions.
* Additional shares were issued to the purchasers of the shares sold on February 28, 1997 and March 4, 1997 pursuant to the terms of those sales - see
  Note 6(4).

See Accompanying Notes to Financial Statements.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                For the Nine          Cumulative
                                                                Months Ended          from Date
                                                                May 31, 1997         of Inception
                                                                ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss                                                       $   (802,900)        $   (924,747)
 Adjustments to Reconcile Net Loss to
  Net Cash Used by Operating Activities:
 Depreciation                                                          6,065                9,668
 Compensation Paid in Common Stock                                         -               30,000
 (Increase) in Prepaid Expenses and Other Current Assets             (74,900)             (79,700)
 Increase in Security Deposit                                              -                 (500)
 (Decrease) Increase in Accounts Payable and
  Accrued Expenses                                                   143,927              436,831
 (Decrease) in Advance from Officers                                    (961)                   -
                                                                ------------         ------------
NET CASH USED BY OPERATING ACTIVITIES                               (728,769)            (528,448)
                                                                ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of Furniture, Fixtures and Equipment                       (10,500)             (60,943)
 Investment in 3-D Exploration Program                            (6,000,000)         (10,000,000)
                                                                ------------         ------------
NET CASH USED BY INVESTING ACTIVITIES                             (6,010,500)         (10,060,943)
                                                                ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds of Loan                                                          -              425,000
 Repayment of Loan                                                  (215,000)            (215,000)
 Sale of Common Stock                                              9,065,425           14,257,228
 Issuance of Warrants                                                  6,450               19,200
 Offering Costs                                                     (955,505)          (1,641,756)
                                                                ------------         ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          7,901,370           12,844,672
                                                                ------------         ------------
NET INCREASE IN CASH                                               1,162,101            2,255,281

CASH-BEGINNING OF YEAR                                             1,093,180                    -
                                                                ------------         ------------
CASH-MAY 31, 1997                                               $  2,255,281         $  2,255,281
                                                                ============         ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Cash Paid for Interest                                         $     15,635         $     15,635
                                                                ============         ============
 Cash Paid for Income Taxes                                      $         -          $         -
                                                                ============         ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITIES:
 Common Stock totaling 105,000 shares was issued upon the conversion of $210,000 of debt.

See Accompanying Notes to Financial Statements.

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                        ( A DEVELOPMENT STAGE COMPANY )
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1997


NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     1)   Basis of Presentation

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

          For further information refer to the financial statements and footnotes included in the Registrant's Annual Report on Form 10-K, as amended, for the period ending August 31, 1996.

          The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year ended August 31, 1997.

          The accompanying consolidated financial statements include the accounts of Cheniere Inc. (the "Company" or "Cheniere") and its 100% owned subsidiaries, Cheniere Energy Operating Co., Inc. ("Cheniere Operating") and Cheniere Energy California, Inc. ("Cheniere California"). Accordingly, all references herein to Cheniere or the Company include the consolidated results of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

          On July 3, 1996, Cheniere, formerly Bexy Communications, Inc. ("Bexy") acquired all of the outstanding capital stock of Cheniere Operating. For accounting purposes, this acquisition has been treated as a recapitalization of Cheniere Operating.

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

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                        ( A DEVELOPMENT STAGE COMPANY )
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1997




     2)   Loss Per Share

          Loss per share is based on the weighted average number of shares of common stock outstanding during the period.

     3)   Offering Costs

          Offering costs consist primarily of placement fees, professional fees and printing costs. These costs are charged against the proceeds of the sale of common stock in the periods in which they occur.

NOTE 2    INCORPORATION OF SUBSIDIARY

          On December 19, 1996, Cheniere California was incorporated. Cheniere California is a 100% owned subsidiary of the Company.

NOTE 3    WARRANTS

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

          Effective September 14, 1996, the Company had not paid all amounts due and payable under certain promissory notes by the Maturity Date thereof. Certain of the noteholders converted their notes into 105,000 shares of Common Stock. An individual noteholder purchased the promissory notes of the remaining noteholders. As per the terms of the notes, the holder was entitled to receive up to an aggregate of 21,500 additional warrants for each month, or partial month, any amounts that remained due and payable after September 14, 1996, up to a maximum aggregate number of 86,000 such additional warrants. These notes were repaid on December 14, 1996

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                        ( A DEVELOPMENT STAGE COMPANY )
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1997


          and, upon repayment, the Company issued 64,500 warrants in accordance with the relevant loan agreement. The terms of the warrants were similar to the June Warrants. Pursuant to APB 14, these additional warrants will be valued at the differential rate between the interest rate charged (13%) and the then estimated market rate (25%), applied to the principal balance for each month outstanding after September 14, 1996. This value, $6,450, has been credited to additional paid-in capital.

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

          In late August 1996, the Company sold 100,000 units, each such unit consisting of five shares of Common Stock and a warrant to purchase one share of Common Stock. Each such warrant is exercisable on or before September 1, 1999 at an exercise price of $3.125 per share (subject to customary anti-dilution adjustments). The exercise price represents the approximate market price of the underlying Common Stock at the time of the transaction.

          The Warrants do not confer upon the holders thereof any voting or other rights

NOTE 4    STOCK OPTIONS

          The Company has granted certain options to purchase shares of Common Stock to two executives. Such options are exercisable for an aggregate of 300,000 shares at an exercise price of $3.00 per share. The options vest and are exercisable as follows:

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                        ( A DEVELOPMENT STAGE COMPANY )
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1997



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

          Also, the Company had granted qualified options to an employee at an exercise price of $3.00 per share. These options were to vest and become exercisable in equal installments of 25% each on the first through fourth anniversary of January 23, 1997 and expire January 23, 2002. This employee left the company in May 1997 and these options have been canceled.

          The disclosure provisions of SFAS No. 123 do not have a material effect on the financial statements.


NOTE 5    COMMON STOCK RESERVED


          The Company has reserved 386,666 and 2/3 share of Common Stock for issuance upon the exercise of outstanding warrants.

          The Company has reserved 319,444 and 2/3 shares of Common Shares for issuance upon the exercise of outstanding options.


NOTE 6    COMMITMENTS AND CONTINGENCIES


     1) The Company subleases its Houston, Texas headquarters under a month-to-month sublease.

     2) On December 20, 1996, Cheniere California signed a Purchase and Sale Agreement with Poseidon Petroleum, LLC ("Poseidon") to acquire Poseidon's 60% working interest in six undeveloped leases in the Bonito Unit of the Pacific Outer Continental Shelf (OCS) off Santa Barbara County, California.

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                        ( A DEVELOPMENT STAGE COMPANY )
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1997


          During May, 1997 Cheniere California and Poseidon mutually agreed to terminate the Purchase and Sale Agreement pursuant to the terms thereof and that, upon termination, neither party thereto shall have any liability thereunder. The Company has expensed $164,812 in professional fees relating to this agreement.

     3) As of May 31, 1997, the Company has an investment of $10,000,000 in a joint exploration program. Under the terms of the joint exploration program, the Company is required to make additional monthly payments aggregating, at least, approximately $3.5 million, which is due in two payments: $2 million on May 22, 1997 and $1.5 million on June 21, 1997. A thirty day grace period applies to each payment. The Company's potential participation in the joint exploration program could be significantly reduced in the event of a failure by the Company to make such required monthly payments when due. The May 22 payment has not been made as of May 31, 1997 (but as indicated in Note 7 - Subsequent Events, the $2 million payment was subsequently made on June 2, 1997).

     4) On March 4, 1997 the Company issued 352,947 shares of Common Stock to offshore investors pursuant to Regulation S ("Regulation S") promulgated under the Securities Act of 1933, as amended (the "Securities Act"), at a price of $4.25 per share, for net proceeds of $1,353,800. With respect to these shares of Common Stock, as well as 352,947 shares of Common Stock issued to offshore investors pursuant to Regulation S on February 28, 1997 at a price of $4.25 per share, the Company agreed that if, during the 270 day period following the dates of purchase of these shares, the Company offers and sells any shares of Common Stock for a per share gross sales price lower than the per share price paid for these shares, the Company would issue additional shares of Common Stock to investors that bought shares to reflect the lowest per share gross sales price at which shares were offered and sold during the period.

          On May 22, 1997, the Company issued 535,000 shares of Common Stock, at a sale price of $3.00 per share to "accredited investors" (as defined in Rule 501(a) promulgated under the Securities Act) pursuant to Rule 506 of Regulation D ("Regulation D") promulgated under the Securities Act, and received net proceeds of $1,485,000 from such sale. As a consequence of the private placement of Common Stock at a price of $3.00 per share, the Company has issued an aggregate of 294,124 additional shares of Common Stock to investors that bought shares on February 28, 1997 and March 4, 1997 pursuant to Regulation S, consistent with the terms of these sales as outlined above.

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 1997

NOTE 7      SUBSEQUENT EVENTS

     1) Subsequent to the balance sheet date, the Company made the required May 22 installment to the Joint Exploration Program. This amount, $2 million, was paid on June 2, 1997.

     2) During June 1997, the Company issued 33,333 shares of Common Stock to an accredited investor pursuant to Regulation D, at a sale price of $3.00 per share, and received net proceeds of $100,000 from such sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The Company is currently a development stage company under the provisions of SFAS No. 7. As such, the Company's accompanying financial statements and notes thereto relate to the three and nine month periods ended May 31, 1997 and the period from inception (February 21, 1996) to May 31, 1997. These statements and notes thereto and the consolidated financial statements included in the Company's Annual Report on Form 10-K, as amended, for the period ended August 31, 1996 contain detailed information that should be referred to in conjunction with the following discussion.

          GENERAL. On July 3, 1996, the Company changed its name to Cheniere Energy, Inc. and its principal business became oil and gas exploration.

          3-D SEISMIC EXPLORATION PROGRAM. The Company made two payments totaling $2.9 million during the quarter, and a third payment of $2.0 million on June 2, 1997 to Zydeco Exploration, Inc. to raise its investment in the two companies' 3-D seismic exploration program in southern Louisiana (the "3-D Exploration Program") to $12.0 million. Cheniere has a remaining commitment of at least $1.5 million, which was due on June 21, 1997. That payment, which has a thirty-day grace period, has not yet been paid.

          Subsequent to May 31, 1997, the Company announced that it had completed the data acquisition phase of its 3-D Exploration Program and had retained INEXS (Interactive Exploration Solutions, Inc.) as a seismic interpretation consultant, to complement Zydeco's interpretation effort relating to the seismic data.

          PRIVATE PLACEMENT OF COMMON SHARES. On March 4, the Company issued 352,947 shares of Common Stock to offshore investors pursuant to Regulation S at a price of $4.25 per share, for net proceeds of $1,353,800. With respect to these shares of Common Stock, as well as 352,947 shares of Common Stock issued to offshore investors pursuant to Regulation S on February 28, 1997 at a price of $4.25 per share, the Company agreed that if, during the 270 day period following the dates of purchase of these shares, the Company offers and sells any shares of Common Stock for a per share gross sales price lower than the per share price paid for these shares, the Company would issue additional shares of Common Stock to investors that bought shares to reflect the lowest per share gross sales price at which shares were offered and sold during the period.

          On May 22, 1997, the Company issued 535,000 shares of Common Stock, at a sale price of $3.00 per share to accredited investors pursuant to Regulation D, and received net proceeds of $1,485,000 from such sale. As a consequence of the private placement of Common Stock at a price of $3.00 per share, the Company has issued an aggregate of 294,124 additional shares of Common Stock to investors that bought shares on February 28, 1997 and March 4, 1997, pursuant to Regulation S, consistent with the terms of these sales.

          During June 1997, the Company issued 33,333 shares of Common Stock to an accredited investor pursuant to Regulation D, at a sale price of $3.00 per share, and received net proceeds of $100,000 from such sale.

          The proceeds of the sales of Common Stock will be used to fund payments to the 3-D Exploration Program and for general corporate purposes.

     CHENIERE ENERGY CALIFORNIA, INC.; TERMINATION OF PURCHASE AND SALE AGREEMENT. On December 20, 1996, Cheniere Energy California, Inc. ("Cheniere California"), a wholly-owned direct subsidiary of the Company, signed a Purchase and Sale Agreement with Poseidon Petroleum, LLC ("Poseidon") to acquire Poseidon's 60% working interest in six undeveloped leases in the Bonito Unit of the Pacific Outer Continental Shelf (OCF) off Santa Barbara County, California.

     During May 1997, Cheniere California and Poseidon mutually agreed to terminate the Purchase and Sale Agreement pursuant to the terms thereof and that, upon termination, neither party shall have any liability thereunder. The Company has expensed $164,812 in professional fees relating to this agreement.

     RESULTS OF OPERATIONS; THREE MONTHS ENDED MARCH 31, 1997. The Company's operating results for the three months ended May 31, 1997 reflect a loss of $498,201, or $0.039 per share, as there were no operating revenues. General and administrative expenses of $364,696 included an unusually high amount of legal expense, related in part to the process of becoming listed on the Nasdaq SmallCap Market, in addition to the usual expenses of salary, occupancy, office
expense and insurance.   In connection with the termination of a Purchase and
Sale Agreement by Cheniere Energy California, Inc. during May 1997, the Company expensed $164,812 of professional expenses relating to that agreement. Expenses were partially offset by interest income of $31,307, which was generated on the Company's cash balances.

     RESULTS OF OPERATIONS; NINE MONTHS ENDED MAY 31, 1997. The Company's operating results for the nine months ended May 31, 1997 reflect a loss of $802,900, or $0.069 per share, as there were no operating revenues. General and administrative expenses of $676,389 included an unusually high amount of legal expense during the most recent three months, related in part to the process of becoming listed on the Nasdaq SmallCap Market. In connection with the termination of a Purchase and Sale Agreement by Cheniere Energy California, Inc., the Company expensed $164,812 of professional expenses relating to that agreement. Interest expense of $15,002 was incurred with respect to a short term promissory note that was repaid on December 14, 1996 and to the issuance of certain warrants during the period. Expenses were partially offset by interest income of $53,303 which was generated on the Company's cash balances.

     RESULTS OF OPERATIONS; PERIOD FROM INCEPTION (FEBRUARY 21, 1996) TO MAY 31,
1997.   The Company's operating results for the period from inception (February
21, 1996) to May 31, 1997 reflect a loss of $924,747, or $0.088 per share, as there were no operating revenues. General and administrative expenses of $780,203 included an unusually high amount of legal expense during the most recent three months, related in part to the process of becoming listed on the Nasdaq SmallCap Market. In connection with the termination of a Purchase and Sale Agreement by Cheniere Energy California, Inc., the Company expensed $164,812 of professional expenses relating to that agreement. Interest expense of $34,835 was incurred with respect to a short term promissory note that was repaid on December 14, 1996 and to the issuance of certain warrants during the period. Expenses were partially offset by interest income of $55,103 which was generated on the Company's cash balances.

     LIQUIDITY AND CAPITAL RESOURCES. At May 31, 1997, total assets were $12,386,746 compared to $5,145,310 at August 31, 1996. The increase is due primarily to an increase to additional paid-in capital of $8,315,732 from the sale of Common Stock. Current assets increased to $2,234,981 from $1,097,980 during the same period. Current liabilities decreased to $436,821 from $718,855. The Company has no long term liabilities. Other assets reflect an increase in investment to $10.0 million from $4.0 million in the 3-D Exploration Program. This increase was funded primarily from equity proceeds and cash balances.

     On June 2, 1997, the Company funded an additional $2,000,000 investment in the 3-D Exploration Program, bringing its total investment to $12,000,000.

     OTHER. This document includes "forward looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Certain risks and uncertainties inherent in the Company's business are set forth in the filings of the Company with the Securities and Exchange Commission.

     PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         PRIVATE PLACEMENT OF COMMON SHARES. On March 4, 1997 the Company issued 352,947 shares of Common Stock, to offshore investors pursuant to Regulation S at a price of $4.25 per share, for net proceeds of $1,353,800. With respect to these shares of Common Stock, as well as 352,947 shares of Common Stock issued to offshore investors pursuant to Regulation S on February 28, 1997 at a price of $4.25 per share, the Company agreed that if, during the 270 day period following the dates of purchase of these shares, the Company offers and sells any shares of Common Stock for a per share gross sales price lower than the per share price paid for these shares, the Company would issue additional shares of Common Stock to investors that bought shares to reflect the lowest per share gross sales price at which shares were offered and sold during the period.

         On May 22, 1997, the Company issued 535,000 shares of Common Stock, at a sale price of $3.00 per share and received net proceeds of $1,485,000 from such sale. As a consequence of the private placement of Common Stock at a price of $3.00 per share to accredited investors pursuant to Regulation D, the Company has issued an aggregate of 294,124 additional shares of Common Stock to investors that bought shares on February 28, 1997 and March 4, 1997 pursuant to Regulation S, consistent with the terms of these sales as outlined above.

         During June 1997, the Company issued 33,333 shares of Common Stock, to an accredited investor pursuant to Regulation D, at a sale price of $3.00 per share, and received net proceeds of $100,000 from such sale.


ITEM 5.  OTHER INFORMATION

         FILING OF AMENDED REPORT ON FORM 10-K AND REPORTS ON FORM 10-Q. Subsequent to the period ended May 31, 1997, the Company filed a Report on Form 10-K/A for the period ended August 31, 1996, and Reports on Form 10-Q/A for the periods ended November 30, 1996 and February 28, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Each of the following exhibits is filed herewith:

27.1  --Financial Data Schedule

(b) A report on Form 8-K was filed on May 23, 1997 relating to the termination of a Purchase and Sale Agreement to acquire an interest in the Bonito Unit of the Pacific Outer Continental Shelf offshore Santa Barbara County, California.

   A report on Form 8-K/A was filed on June 23, 1997 relating to amended Financial Statements for the period ended December 31, 1996.

   A report on Form 8-K was filed on June 9, 1997 relating to a change in the Registrant's Certifying Accountant.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                        CHENIERE ENERGY, INC.


                                        /s/ KEITH F. CARNEY
                                        ------------------------------
                                        Keith F. Carney
                                        Chief Financial Officer and
                                        Authorized Signatory

                                        Date:  July 15, 1997