Form 10-K
period 1997-08-31
CHENIERE ENERGY INC
filed 1997-10-14
CIK 3570

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                _______________

                                   Form 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED AUGUST 31, 1997

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

          Securities registered pursuant to Section 12(g) of the Act:
                        COMMON STOCK, $ 0.003 PAR VALUE
                                (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $ 26,572,965 as of October 1, 1997.

   14,357,866 shares of the registrant's Common Stock were outstanding as of October 1, 1997.

   Documents incorporated by reference: The 1997 Proxy Statement of the registrant is incorporated herein by reference.

================================================================================

                             CHENIERE ENERGY, INC.

                              INDEX TO FORM 10-K


PART I

Items 1. and 2. Business and Properties.....................................   3

Item 3. Legal Proceedings...................................................  12

Item 4. Submission of Matters to a Vote of Security Holders.................  12

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
        Matters.............................................................  13

Item 6. Selected Financial Data.............................................  14

Item 7. Management's Discussion and Analysis of Financial Condition
        and Results of Operations...........................................  14

Item 8. Financial Statements and Supplementary Data.........................  17

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................  33

PART III

Item 10. Directors and Executive Officers of the Registrant.................  34

Item 11. Executive Compensation.............................................  34

Item 12. Security Ownership of Certain Beneficial Owners and Management.....  34

Item 13. Certain Relationships and Related Transactions.....................  34

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K....  35

SIGNATURES..................................................................  38

                                    PART I

Items 1. AND 2. BUSINESS AND PROPERTIES

GENERAL

     Cheniere Energy, Inc., a holding company ("Cheniere", together with Cheniere Operating (as defined below) and Cheniere California (as defined below), the "Company"), is the owner of 100% of the common stock of Cheniere Energy Operating Co., Inc. ("Cheniere Operating") and Cheniere Energy California, Inc. ("Cheniere California"). Cheniere is a Houston-based company formed for the purpose of oil and gas exploration, and if warranted, development and exploitation. Cheniere Operating is currently involved in a joint exploration program which is engaged in the exploration for oil and natural gas along the coast of Louisiana, onshore and in the shallow waters of the Gulf of Mexico. The Company commenced its oil and gas activities in April 1996 through such joint exploration program. Cheniere California was formed in December 1996 for the purposes of acquiring a working interest in undeveloped leases off Santa Barbara, California from Poseidon Petroleum, LLC ("Poseidon"). The acquisition did not occur and Cheniere California is currently inactive.

     The Company has not yet established oil and gas production, nor has it booked proven oil and gas reserves. The Company is currently a development stage enterprise with no operating revenues and no expectation of generating meaningful operating revenues before calendar year 1998.

     Cheniere Operating is involved with one major project, a joint exploration program pursuant to an Exploration Agreement between Cheniere Operating and Zydeco Exploration, Inc. ("Zydeco"), an operating subsidiary of Zydeco Energy, Inc. (the "Exploration Agreement"), with regard to a proprietary 3-D seismic exploration project in southern Louisiana (the "3-D Exploration Program"). Cheniere Operating has the right to earn a 50% participation in the 3-D Exploration Program. The 3-D seismic survey (the "Survey") covers 228 square miles within a 295 square-mile area running three to five miles north and generally five miles south of the coastline in the most westerly 28 miles of Cameron Parish, Louisiana (the "Survey AMI"). Field acquisition of the seismic data was completed in July 1997, and the data is currently being processed and interpreted.

     Cheniere has been publicly traded since July 3, 1996 under the name Cheniere Energy, Inc. The Company's principal executive offices are located at 1200 Smith Street, Suite 1710, Houston, Texas 77002, and its telephone number is
(713) 659-1361.

BUSINESS STRATEGY

     The Company's objective is to expand the net value of its assets by building an oil and gas reserve base in a cost-efficient manner. The Company intends to pursue this objective by following an integrated strategy that includes the following elements:

 . FOCUS ON FEW PROJECTS WITH LARGE RESERVE POTENTIAL. The Company plans to focus its resources on relatively few projects that possess large reserve potential and favorable risk/reward characteristics. The Company believes that attractive upstream oil and gas opportunities such as these are difficult to identify and develop, and that the expertise of management and staff is best utilized by focusing on like projects that may have a meaningful impact on the value of its shares. Cheniere Operating's current activities are focused on its 3-D Exploration Program in South Louisiana, an area which the Company believes has significant remaining undiscovered oil and gas reserve potential. The Company continually evaluates new investment opportunities, including exploration projects similar to the 3-D Exploration Program, as well as acquisitions of producing and undeveloped properties.

 . MAINTAIN A SIGNIFICANT WORKING INTEREST IN EACH PROJECT. Consistent with its intent to focus on a few meaningful projects, the Company aims to maintain a significant working interest in each project. As an example, Cheniere Operating has the right to earn up to a 50% participation in the 3-D Exploration Program.

  Cheniere does not intend to be an operator in this project, but intends to maintain a significant working interest to better leverage its administrative and technical resources and to better influence operator decisions.

 . UTILIZE THE LATEST EXPLORATION, DEVELOPMENT AND PRODUCTION TECHNOLOGY. The
  Company intends to use the latest technology to enhance the efficiency and economy of its exploration, development and production efforts. These include the use of advanced 3-D seismic acquisition and processing techniques in the Survey AMI. Toward that end, the 3-D Exploration Program is using a Hewlett Packard XCLASS SPP-2000 parallel processing system to process seismic data acquired in the Survey.

 . CONTROL OVERHEAD COSTS. The Company plans to maintain a small, but experienced working staff, and to leverage its talents by seeking industry partners and outside consultants with appropriate geographic and technical experience. Zydeco, Cheniere's industry partner in the 3-D Exploration Program, has a technical staff that includes 12 geologists, geophysicists and landmen, including officers, with many years of experience in the south Louisiana exploration and production. In addition, INEXS (Interactive Exploration Solutions, Inc.), a leading seismic consulting firm in Houston, is complementing Zydeco's in-house interpretation effort.

THE 3-D EXPLORATION PROGRAM IN CAMERON PARISH, LOUISIANA TRANSITION ZONE

     The 3-D Exploration Program, in which Cheniere Operating has the right to earn up to a 50% participation, consists of a 228-square mile proprietary seismic survey (the "Survey") shot within a 295 square-mile area running three to five miles north and generally five miles south of the coastline in the most westerly 28 miles of Cameron Parish, Louisiana (the "Survey AMI"). The Survey AMI includes areas outside and adjacent to the Survey over which the 3-D Exploration Program has purchased and plans to purchase non-proprietary seismic data.

     The 3-D Exploration Program is located within an area referred to as the Transition Zone of Louisiana, which defines an area extending roughly three to five miles on either side of the coastline. The Company believes that the Transition Zone, including the westernmost 28 miles of Louisiana coastline that are within the Survey AMI, has significant remaining undiscovered oil and gas reserve potential. Substantial infrastructure along the Gulf Coast and in the shallow Gulf of Mexico should permit Cheniere Operating to lower its development costs compared to those in other geographic regions and facilitates timely development of oil and gas discoveries. The Company's officers and Zydeco have extensive experience both onshore and offshore in the Gulf Coast and believe the 3-D Exploration Program is well positioned to evaluate, explore and develop properties in the area.

Exploration Agreement

     Under the terms of the Exploration Agreement and its Amendments, Cheniere Operating is obligated to pay 100% of the Seismic Costs (as defined below) up to $13.5 million, and 50% of the excess of any such costs, to acquire a 50% working interest participation in the leasing and drilling of all Prospects (as defined below) generated within the Survey AMI. "Seismic Costs" are defined in the Exploration Agreement to include the following, inter alia: acquiring and processing seismic data; legal costs; options to lease land and leases of land; and the cost of seismic permits including the seimic permit granted by the State of Louisiana discussed below.

     Under the terms of the Exploration Agreement, Zydeco will perform, or cause to be performed, all of the planning, land, geologic, and interpretative functions necessary to the project and will design and oversee the acquisition and processing of seismic data, interpret results, acquire leases and generate Prospects. The term "Prospect" is defined in the Exploration Agreement as a block of acreage suitable for exploration including the leasehold, operating, nonoperating, mineral and royalty interests, licenses, permits, and contract rights thereto. Cheniere Operating has the right to review all data and may elect to generate its own Prospects. Neither party to the 3-D Exploration program is permitted to sell or license the data without the other party's approval.

     Cheniere Operating has paid 100% of the first $13.5 million of Seismic Costs. Cheniere Operating's 50% share of excess Seismic Costs through December 31, 1997, is estimated in the Seventh Amendment to the Exploration Agreement to be approximately $2.9 million. The total of those costs is payable to Zydeco on

December 31, 1997. In the event Cheniere Operating fails to make the December 31, 1997, payment into the Exploration Program Account on a timely basis (a "Discontinuance"):

      1) The obligation and right of Cheniere Operating to make such payment will terminate. Zydeco would have the right to complete the processing of seismic data with the cooperation or assistance of other companies. In addition, Cheniere Operating's Prospect ownership interest would be limited to the total amount of its contribution to the Exploration Program Account, divided by twice the amount of funds expended for Seismic Costs, expressed as a percentage;

      2) If following a Discontinuance, Zydeco contributres funds that otherwise were required to have been provided by Cheniere Operating under the terms of the Exploration Agreement, Zydeco shall be entitled to receive back such funds, together with interest thereon at the prime interest rate, from revenues attributable to Cheniere Operating's interest in any Prospect (including, without limitation, any working interest or overriding royalty interest revenues from production or front-end proceeds attributable to such interest when owned by Cheniere Operating under the applicable operating agreement or proceeds from the sale or license of seismic data); and

     3) If a Discontinuance occurs, and Zydeco does not itself fund the deficient Seismic Costs, Zydeco may sell, trade, farm-out, lease, sublease, or otherwise trade (collectively, a "Trade") the aggregate (i.e., both that of Zydeco and Cheniere Operating) Prospect interests to any party on arms'-length terms. For this purpose the aggregate Prospect interests includes all seismic data acquired, and revenues from a Trade include seismic data sale or license proceeds. Any revenues accruing from a Trade shall be applied toward the cost of completing the project contemplated under the Exploration Agreement.

     Zydeco and Cheniere Operating have entered into an Exploration Program Agreement and a related default joint operating agreement which provide for the funding of prospect, exploratory and development costs subsequent to completion of the data acquisition, processing, and interpretation phases of the seismic work. Each party will pay its proportionate share of these costs and Zydeco, as operator, will conduct all operations in accordance with the terms of the Joint Operating Agreement.

Description of the Louisiana Transition Zone Survey AMI

     The Survey AMI, which contains the Survey, lies within the Gulf Coast/Gulf of Mexico basin, a highly prolific hydrocarbon province. Nevertheless, the Transition Zone represents a relatively less explored area within that region as compared to exclusively onshore or offshore areas because of the high relative cost and logistical and technical difficulties associated with conducting modern seismic surveys over the diverse surface environments encountered along the coast. Compounding the problem of scarce seismic data is the fact that the State Waters area commonly fell between the jurisdictional responsibilities of onshore and offshore divisions of the major oil companies. These conditions have limited the drilling density of deep exploration wells within the Survey area to roughly one well per five square miles (outside of known fields). However, innovative design parameters for the Survey which lowered acquisition and processing costs below estimates from seismic contractors, thereby reducing the capital investment and the likelihood of economic development.

     The entire Survey AMI is located within an existing pipeline infrastructure. As a result, it will generally be quicker and less costly to develop and connect reserves found onshore and in the shallow offshore areas to markets than would be the case for reserves found in the Federal Waters of the Gulf of Mexico. The Louisiana Gulf Coast/Gulf of Mexico region enjoys easy access to the premium-priced consumption markets of the East Coast.

Permit and Lease Status Within the Survey AMI

     The Survey AMI covers onshore lands, State Waters, and Federal OCS (Outer Continental Shelf) acreage. The permit and lease status of the three areas is described below.

     Onshore Area. Lease options have been obtained over 28,000 acres, and farmouts have been obtained over 5,000 acres of land lying onshore in the central portion of the Survey AMI.

     State Waters. On February 14, 1996, the State of Louisiana awarded Zydeco the exclusive right (the "Louisiana Seismic Permit") to shoot and gather seismic data over the 51,360 net unleased acres of Louisiana State waters (running out to a 3 1/2 mile limit located within the Survey AMI) in the western half of Cameron Parish. The term of the Louisiana Seismic Permit was for 18 months and has been extended for an additional six months. As discussed below in "Seismic Results to Date," the Company has completed the shooting and gathering of seismic data. During this term Zydeco has the exclusive right to nominate blocks of acreage for leasing in the covered State waters. The Company may, at its option, nominate blocks of acreage for leasing during this period of exclusive rights or at any time thereafter.

     Federal Waters. The Survey AMI includes an area running southward generally up to 2 miles into Federal waters. Although Zydeco has no exclusive rights regarding leases in the Federal waters, two offshore lease blocks held by industry are scheduled to expire during 1997 and may be available for the 1998 Eastern Gulf OCS sale.

Seismic Results to Date

     In the fall of 1996 approximately 12% of the Survey was shot prior to a shutdown for the winter. Shooting resumed in April of 1997 and was completed in July 1997. During the winter months, Zydeco processed the initial data, thereby determining the optimal processing sequence for the remainder of the data that was shot in 1997. At present, seismic interpretation is underway with respect to a first phase of processed data. A second phase of processed data, created using pre-stack time migration techniques, will begin to be available in November 1997. Interpretation of the Survey, including prospect generation, is being conducted by Zydeco geophysical personnel and by an INEXS (Interactive Exploration Solutions, Inc.) consulting geophysicist.

Schedule for the 3-D Exploration Program

     Processing and interpretation of the Survey data will continue through year-end 1997 and into 1998. Zydeco and Cheniere expect to nominate and bid on State leases and exercise lease options onshore that underlie identified prospects during the first calendar quarter of 1998. First drilling within the Survey AMI is expected during the second calendar quarter of 1998.

     Zydeco and Cheniere Operating have designated the entire Survey AMI (onshore and offshore) as an area of mutual interest for five years ending May 15, 2001, during which period the two companies may continue to drill, test, and develop prospects within the Survey AMI.

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

     The Company anticipates selling a portion of its interest in certain of the prospects within the Survey AMI as a means of funding its participation in the
development of these properties.   The Company anticipates that competition will
arise from other companies also seeking drilling funds from potential working interest partners. There can be no assurance that the Company will be successful in securing funds in this manner.

     The availability of a ready market for and the price of any hydrocarbons produced by the Company will depend on many factors beyond the control of the Company, including the extent of domestic production and imports of foreign oil, the marketing of competitive fuels, the proximity and capacity of natural gas pipelines, the availability of transportation and other market facilities, the demand for hydrocarbons, the political conditions in international oil-producing regions, the effect of federal and state regulation of allowable rates of production, taxation, the conduct of drilling operations, and federal regulation of natural gas. In the past, as a result of excess deliverability of natural gas, many pipeline companies have curtailed the amount of natural gas taken from producing wells, shut-in some producing wells, significantly reduced gas taken under existing contracts, refused to make payments under applicable "take-or-pay" provisions, and have not contracted for gas available from some newly completed wells. The Company can give no assurance that such problems will not arise again. In addition, the restructuring of the natural gas pipeline industry has eliminated the gas purchasing activity of traditional interstate gas transmission pipeline buyers.

     Producers of natural gas, therefore, have been required to develop new markets among gas marketing companies, end-users of natural gas, and local distribution companies. All of these factors, together with economic factors in the marketing area, generally may affect the supply and/or demand for oil and gas and thus the prices available for sales of oil and gas.

GOVERNMENT REGULATION

     The Company's oil and gas exploration, production, and related operations are subject to extensive rules and regulations promulgated by federal and state agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases the Company's cost of doing business and affects its profitability. Because such rules and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such laws.

     Production. In most areas, if not all, where the Company may conduct activities, there may be statutory provisions regulating the production of oil and natural gas under which administrative agencies may promulgate rules in connection with the operation and production of both oil and gas wells, determine the reasonable market demand for oil and gas, and establish allowable rates of production. Such regulation may restrict the rate at which the Company's wells produce oil or gas below the rate at which such wells would be produced in the absence of such regulation, with the result that the amount or timing of the Company's revenues could be adversely affected.

     Regulation of Operations on Outer Continental Shelf. The Company may acquire oil and gas leases in the Gulf of Mexico. The Outer Continental Shelf Lands Act ("OCSLA") requires that all pipelines operating on or across the Outer Continental Shelf ("OCS") provide open-access, non-discriminatory service. Although the Federal Energy Regulatory Commission ("FERC") has opted not to impose the regulations of Order No. 509, in which FERC implemented OCSLA on gatherers and other non-jurisdictional entities, FERC has retained the authority to exercise jurisdiction over those entities if necessary to permit non-discriminatory access to service on OCS. In this regard, FERC recently issued a Statement of Policy ("Policy Statement") regarding the application of its jurisdiction under the Natural Gas Act of 1938 ("NGA") and OCSLA over natural gas facilities and service on OCS. In the Policy Statement FERC concluded that facilities located in water depths of 200 meters or more shall be presumed to have a primary purpose of gathering up to the point of interconnection with the interstate pipeline grid. FERC has determined that gathering facilities are outside of its jurisdiction. While it is not possible to determine what the actual impact of this new policy will be since FERC has determined that it will no longer regulate the rates and services of OCS transmission facilities under the NGA, it is possible that the Company could experience an increase in transportation costs associated with its OCS natural gas production and, possibly, reduced access to OCS transmission capacity.

     Certain operations the Company conducts are on federal oil and gas leases, which the Minerals Management Service (the "MMS") administers. The MMS issues such leases through competitive bidding. These leases contain relatively standardized terms and require compliance with detailed MMS regulations and orders pursuant to OCSLA (which are subject to change by the MMS). For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulation requiring offshore production facilities located on the OCS to meet stringent engineering and construction specifications. It has proposed regulations to update production measurement and surface commingling requirements for gas produced in the OCS. In addition, the MMS has proposed additional safety-related regulations concerning the design and operating procedures for OCS production platforms and pipelines. The MMS has postponed its decision regarding the adoption of these regulations in order to gather more information on the subject. The MMS also has regulations restricting the flaring or venting of natural gas, and has recently amended such regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization except under certain limited circumstances. Similarly, the MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the removal of all production facilities. To cover the various obligations of lessees on the OCS, the MMS generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other surety can be substantial and there is no assurance that the Company can continue to obtain bonds or other surety in all cases.

     In addition, the MMS has conducted an inquiry into certain contract agreements for which producers on MMS leases have received settlement proceeds that are royalty bearing and the extent to which producers have paid the appropriate royalties on those proceeds. The Company believes that this inquiry will not have a material impact on its financial condition, liquidity, or results of operations.

     The MMS has recently issued a notice of proposed rule-making in which it proposes to amend its regulations governing the calculation of royalties and the valuation of natural gas produced from federal leases. The principal feature in the amendments, as proposed, would establish an alternative market-index based method to calculate royalties on certain natural gas production sold to affiliates or pursuant to non-arm's-length sales contracts. The MMS has proposed this rule-making to facilitate royalty valuation in light of changes in the gas marketing environment. Recently, the MMS announced its intention to reconsider the proposal and reopen the comment period. The Company cannot predict what action the MMS will take on these matters, nor can it predict at this stage of the rule-making proceeding how the Company might be affected by amendments to the regulations.

     The MMS recently issued a notice of proposed rule-making to modify the valuation procedures for crude oil transactions and to amend the valuation procedure for the sale of federal royalty oil. The Company cannot predict what action the MMS will ultimately take on these matters, nor can it predict at this stage of the rule-making proceeding how the Company might be affected by amendments to the regulations.

     Bonding and Financial Responsibility Requirements. The Company is required to obtain bonding, or otherwise demonstrate financial responsibility, at varying levels by governmental agencies in connection with obtaining state or federal leases or acting as an owner or operator on such leases or of oil exploration and production related facilities. These bonds may cover such obligations as plugging and abandonment of unproductive wells, removal and closure of related exploration, production facilities, and pollution liabilities. The costs of such bonding and financial responsibility requirements can be substantial, and there can be no assurance that the Company will be able to obtain such bonds and/or otherwise demonstrate financial responsibility in all cases.

     Natural Gas Marketing and Transportation. FERC regulates the transportation and sale for resale of natural gas in interstate commerce pursuant to the NGA and the Natural Gas Policy Act of 1978 (the "NGPA"). In the past the Federal government has regulated the prices at which oil and gas could be sold. Deregulation of wellhead sales in the natural gas industry began with the enactment of the NGPA in 1978. In 1989 Congress enacted the Natural Gas Wellhead Decontrol Act (the "Decontrol Act"). The Decontrol Act removed all NGA and NGPA price and nonprice controls affecting wellhead sales of natural gas effective January 1, 1993. While sales by producers of natural gas can currently be made at uncontrolled market prices, Congress could reenact price controls in the future.

     On April 8, 1992, FERC issued Order No. 636, as amended by Order No. 636-A (issued in August 1992) and Order No. 636-B (issued in November 1992), as a continuation of its efforts to improve the competitive structure of the interstate natural gas pipeline industry and maximize the consumer benefits of a competitive wellhead gas market. Interstate pipelines were required by FERC to "unbundle," or separate, their traditional merchant sales services from their transportation and storage services and to provide comparable transportation and storage services with respect to all gas supplies whether purchased from the pipeline or from other merchants such as marketers or producers. The pipelines must now separately state the applicable rates for each unbundled service (e.g., for natural gas transportation and for storage). This unbundling process has been implemented through negotiated settlement in individual pipeline services restructuring proceedings. Ultimately, Order Nos. 636, et al., may enhance the competitiveness of the natural gas market. Order Nos. 636, et al., have been substantially affirmed and remanded by the U.S. Court of Appeals for the D.C. Circuit. FERC's Order No. 636-C was recently issued as a result of that remand. On February 27, 1997, the Commission issued Order No. 636-C in response to the Court's remand. On remand, the Commission: (1) reaffirmed its decision to exempt pipelines from sharing in gas supply realignment ("GSR") costs; (2) reversed its requirement that pipelines allocate ten percent of GSR costs to interruptible ("IT") customers and required pipelines to propose the percentage of the GSR costs that their IT customers must absorb in light of individual circumstances in existence on each pipeline; (3) modified its non-notice policy, on a prospective basis, to the extent the prior policy restricts entitlement to non-notice service to any particular group of customers; (4) reversed its selection of a 20-year matching term for the right-of-first-refusal and adopted a five-year matching term; (5) reaffirmed its decision to first require customer-by-customer mitigation of the effects of SFV rate design; and (6) reaffirmed its decision to establish the eligibility of customers of downstream pipelines for the upstream pipeline's one-part, small-customer rate on a case-by-case basis. In the Order the Commission emphasized that circumstances had changed since it issued Order No. 636 in 1992, and stated that its determination in the Order on remand would reflect changes that have taken place in the industry. Several parties have filed requests for rehearing of the Order.

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

     FERC has announced its intention to re-examine certain of its transportation-related policies, including the appropriate manner in which interstate pipelines release transportation capacity under Order No. 636, and the use of the market-based rates for interstate gas transmission. While any resulting FERC action would affect the Company only indirectly, FERC's current rules and policy statements may have the effect of enhancing competition in natural gas markets by, among other things, encouraging non-producer natural gas marketers to engage in certain purchase and sale transactions. The Company cannot predict what action FERC will take on these matters, nor can it accurately predict whether FERC's actions will achieve the goal of increasing competition in markets in which the Company's natural gas is sold. However, the Company does not believe that it will be treated materially differently than other natural gas producers and marketers with which it competes.

     On July 14, 1996, FERC issued Order No. 587 (RM96-1) which promulgated 140 business-practice standards developed by the Gas Industry Standards Board for interstate natural gas pipelines. The standards cover certain business practices such as nominations, flowing gas, invoicing and capacity release, as well as adoption of protocols and procedures for exchanging these business practices over the Internet. FERC denied rehearing in Order No. 587-A issued October 31, 1996. Order No. 587-B promulgated electronic communications standards on January 20, 1997. On April 18, 1997, in Order No. 587-B, FERC denied request for rehearing of the dates for complying with the requirements of Order No. 587-C, which requires pipelines to make pro forma tariff filings to implement the standards by May 1, 1997, implementation of the Internet Web Page Standards by August 1, 1997, and implementation of the Revised and New Business Practices by November 1, 1997. On May 6, 1997, in Order No. 587-E, FERC denied a request for rehearing of Order No. 587-B. An appeal of FERC Order Nos. 587 and 587-A is pending in the United States Court of Appeals for the District of Columbia Circuit. Oral arguments on this appeal are scheduled for April 20, 1998.

     On February 28, 1997, FERC issued notice of a public conference to be held on May 29 and 30, 1997, to conduct a broad inquiry into important issues facing the natural gas industry and FERC's regulation of the industry. The Company cannot predict at this time what, if any, new standards or regulations may ultimately result from this conference or what impact any such changes may have on the industry.

     Oil Sales and Transportation Rates. FERC regulates the transportation of oil in interstate commerce pursuant to the Interstate Commerce Act. Sales of crude oil, condensate, and gas liquids by the Company are not regulated and are made at market prices. However, the price a company receives from the sale of these products is affected by the cost of transporting the products to market. Effective as of January 1, 1995, FERC implemented regulations establishing an indexing system for transportation rates for oil pipelines, which would generally index such rates to inflation, subject to certain conditions and limitations. These regulations could increase the cost of transporting crude oil, liquids, and condensate by pipeline. The Company is not able to predict with certainty what effect, if any, these regulations will have on it; but other factors being equal, the regulations may tend to increase transportation costs or reduce wellhead prices for such commodities.

     Environmental. The Company's operations are subject to numerous laws and regulations governing the discharge of oil and hazardous materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of various permits before drilling commences; restrict the types, quantities, and concentration of various substances that can be released into the environment in connection with drilling and production activities; limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, and other protected areas; and impose substantial liabilities for pollution resulting from the Company's operations. In particular, under the Federal Oil Pollution Act of 1990 (the "OPA 90"), certain persons (including owners, operators, and demise-charterers of vessels; owners and operators of onshore facilities; and lessees, permittees and holders of rights-of-use and easements in areas in which offshore facilities are located ("responsible parties")) may be held liable for various costs and damages.
These include removal costs and damages, damages to natural resources, damages for lost profits, impairment to earning capacity, and destruction of or injury to real or personal property. Liability can arise when oil is discharged or poses a substantial threat of discharge into United States waters. Liability under the OPA 90 is strict, joint and several, unless one of the specific defenses to liability applies, including an act of God, an act of war, or an act or omission of a third party. The OPA 90 also requires certain responsible parties to establish and maintain evidence of financial responsibility sufficient to meet the maximum amount of liability to which the responsible party could be subject under the liability limitation provisions. Moreover, the recent trend toward stricter standards in environmental legislation and regulation is likely to continue. In addition, legislation has been proposed in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as "hazardous wastes," which would make the reclassified wastes subject to much more stringent handling, disposal and clean-up requirements. If such legislation were to be enacted, it could have a significant impact on the operating costs of the Company, as well as the oil and gas industry in general. State initiatives to further regulate the disposal of oil and gas wastes are also pending in certain states, and these various initiatives could have a similar impact on the Company. See "Risk Factors - United States Governmental Regulation, Taxation and Price Control."

     The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), also known as the "Superfund Law," imposes liability without regard to fault or the legality of the original conduct on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that may have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage.

OPERATIONAL RISKS AND INSURANCE

     The Company anticipates that any wells established by it will be drilled by proven industry contractors. Based on financial considerations, the Company may choose to utilize turnkey contracts that limit its financial and legal exposure. However, circumstances may arise where the Company is unable to secure a turnkey contract on satisfactory terms. In this case, the Company may decide to drill, or cause to be drilled, the applicable test well(s) on either a footage or day-work basis, and the drilling thereof will be subject to the usual drilling hazards such as cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, and other environmental risks. The Company's activities are also subject to perils specific to marine operations, such as capsizing, collision, and damage or loss from severe weather. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, and suspension of operations. In accordance with customary industry practices, the Company intends to maintain insurance against some, but not all, of such risks, and some, but not all, of such losses. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect the Company's financial condition and operations. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at rates considered reasonable by the Company.

MAR VENTURES INC.

     On July 3, 1996, Cheniere Operating underwent a reorganization by consummating the transactions (the "Reorganization") contemplated in the Agreement and Plan of Reorganization (the "Reorganization Agreement") dated April 16, 1996, between Cheniere Operating and Bexy Communications, Inc., a publicly held Delaware corporation ("Bexy"). Under the terms of the Reorganization Agreement, Bexy transferred its existing assets and liabilities to Mar Ventures, Inc., its wholly owned subsidiary ("Mar Ventures"). As part of such Reorganization, the stock of Mar Ventures was distributed to the original Bexy shareholders, and since that time Mar Ventures has not been affiliated with the Company. Buddy Young, the former President and Chief Executive Officer of Bexy, has agreed to indemnify the Company, the former shareholders of Cheniere Operating and their respective officers, directors, attorneys, and other agents from and against all claims which they may suffer, incur, or pay arising under or incurred in connection with: (i) the operation of the business of Bexy prior to the closing of the Reorganization; (ii) any error or omission with respect to a material fact stated or required to be stated in the proxy materials filed by Bexy in connection with the Reorganization or the registration statement filed by Mar Ventures in connection with the distribution of its common stock to the original Bexy stockholders; and (iii) certain taxes.

YOUNG CONSULTING AGREEMENT

     Pursuant to a Consulting Agreement dated as of July 3, 1996, between Cheniere and Buddy Young, the former President and Chief Executive Officer of Bexy, the Company engaged Mr. Young as a consultant to provide management of the Company with advice regarding the management and business of the Company. Mr. Young agreed to provide such consulting services to the Company for two years ending on July 3, 1998, at a rate of $75,000 per year. Mr. Young is not an employee of the Company and serves only in the capacity of a consultant.

EMPLOYEES

     The Company has two full-time employees, both administrative assistants, other than its executive officers. It also engages certain consultants from time to time.

PROPERTIES

     The Company subleases its Houston, Texas headquarters from Zydeco under a month-to-month sublease covering approximately 1,498 square feet at a monthly rental of $1,179. The Company believes that this arrangement gives it the necessary flexibility to adapt to the changing space requirements of its business.

FORWARD-LOOKING STATEMENTS

     This annual report contains or incorporates by reference certain statements that may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical facts so included in this annual report that address activities, events, or developments that the Company intends, expects, projects, believes, or anticipates will or may occur in the future, including, without limitation: statements regarding the Company's business strategy, plans and objectives; statements expressing beliefs and expectations regarding the ability of the Company to successfully raise the additional capital necessary to meet its obligations under the Exploration Agreement, the ability of the Company to secure the leases necessary to facilitate anticipated drilling activities and the ability of the Company to attract additional working interest owners to participate in the exploration and development within the Survey AMI.

ITEM 3. LEGAL PROCEEDINGS

     There are no legal proceedings currently pending against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year.

     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Common Stock has traded on The Nasdaq SmallCap Market under the symbol "CHEX" since April 11, 1997. From the time the company first traded publicly, July 3, 1996, until April 16, 1997, the Company traded on the OTC Bulletin Board. The table below presents the high and low daily closing sales prices of the Common Stock during each quarter. The quotes represent "inter-dealer" prices without retail markups, markdown, or commissions and may not necessarily represent actual transactions.

                                                High ($)     Low ($)
                                                --------     -------
     Period From July 3, 1996 to
          August 31, 1996                         3 7/8            3

     Three Months Ended
          November 30, 1996                       5 1/2      2 13/32
          February 28, 1997                       5 5/8        2 3/4
          May 31, 1997                            5 1/2            3
          August 31, 1997                         4 1/4      2 31/32


     As of October 1, 1997, there were 14,357,866 shares of the Company's Common Stock outstanding held by 781 stockholders of record.

     The Company has never paid a cash dividend on its Common Stock. The Company currently intends to retain earnings to finance the growth and development of its business and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. Any future change in the Company's dividend policy will be made at the discretion of the Company's Board of Directors in light of the financial condition, capital requirements, earnings and prospects of the Company, and any restrictions under any credit agreements, as well as other factors the Board of Directors deem relevant.

ITEM 6. SELECTED FINANCIAL DATA

     Selected financial data set forth below are derived from the Consolidated Financial Statements of the Company that have been examined by Merdinger, Fruchter, Rosen and Corso, P.C., independent accountants, for the periods indicated. The financial data should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this report.

                                              For the Periods Ended          From Inception
                                           August 31,        August 31,    (February 21, 1996)
                                              1997              1996        to August 31, 1997
                                              ----              ----       -------------------

Net operating revenues                    $         -       $         -        $         -

(Loss) from operations                     (1,732,629)         (123,647)        (1,856,276)

Net (loss)                                 (1,676,468)         (121,847)        (1,798,315)

Net (loss) per share of
common stock                                   $(0.14)           $(0.01)            $(0.16)


                                           August 31,        August 31,
                                              1997              1996
                                              ----              ----

Cash                                          234,764         1,093,180

Oil & gas properties,
unevaluated                                13,500,000         4,000,000

Total assets                               13,841,712         5,145,310

Long-term obligations                               -                 -

Total liabilities                             888,291           718,855

Total shareholders' equity                 12,953,421         4,426,455

Cash dividends declared per
share of common stock                               -                 -



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Cheniere Operating was incorporated in Delaware in February 1996 for the purpose of entering the oil and gas exploration business, initially on the Louisiana Gulf Coast. On July 3, 1996, Cheniere Operating underwent the Reorganization whereby Bexy Communications, Inc., a publicly held Delaware corporation ("Bexy"), received 100% of the outstanding shares of Cheniere Operating, and the former shareholders of Cheniere Operating received approximately 93% of the issued and outstanding Bexy shares. As a result of the share exchange, a change in the control of the Company occurred. The transaction was accounted for as a recapitalization of Cheniere Operating. Bexy spun off its existing assets and liabilities to its original shareholders and changed its name to Cheniere Energy, Inc.

     Cheniere California signed a Purchase and Sale Agreement with Poseidon Petroleum, LLC ("Poseidon") to acquire Poseidon's 60% working interest in six undeveloped leases in the Bonito Unit of the Pacific Outer Continental Shelf offshore Santa Barbara County, California. During July 1997 Cheniere
California and Poseidon mutually agreed to terminate the Purchase and Sale Agreement pursuant to the terms thereof and that upon termination, neither party thereto shall have liability thereunder.

RESULTS OF OPERATIONS - AUDITED STATEMENTS FROM INCEPTION (FEBRUARY 21, 1996) TO AUGUST 31, 1997

     The Company's operating results reflected a loss of $1,798,315 or $0.16 per share, as the Company has yet to generate revenues from operations. General & Administrative ("G&A") expense of $1,817,275 included a one-time, non-cash charge of $624,400, incurred during the three-month period ended August 31, 1997, relating to 200,000 shares of Common Stock issued in exchange for investment banking services. The balance of the G&A expense comprises primarily the costs of professional expenses, salary and compensation, insurance, occupancy and office expense. Interest expense of $39,001 was incurred with respect to two short-term promissory notes. Interest income of $57,961 was generated on the Company's cash balances.

RESULTS OF OPERATIONS - AUDITED STATEMENTS FOR THE PERIODS ENDED AUGUST 31, 1997 AND AUGUST 31, 1996

     The Company's operating results for the fiscal year ended August 31, 1997, reflect a loss of $1,676,468 or $0.14 per share as compared to a loss of $121,847, or $0.01 per share for the roughly six-month period from inception (February 21, 1996) to August 31, 1996. The Company did not generate revenues from operations in either of the periods. The increased loss in the most recent fiscal year is primarily due to higher G&A expenses of $1,713,461, as compared to $103,814 in the period to August 31, 1996. The higher level of G&A expenses in the most recent period is the result of: (a) a one-time, non-cash charge of $624,400 (as discussed above), (b) increased professional fees related to registrations of the Company's Common Stock, (c) insurance expenses for coverages not carried in the earlier period, and (d) the inclusion of a full year of salary and compensation, occupancy and office expenses as compared to a partial year for the period ended August 31, 1996. The increased loss is additionally due to professional fees of $164,812 related to an acquisition (the "Poseidon" transaction) that was not consummated. Interest income of $56,161 in the latest period exceeded the $1,800 earned in the prior period, based on larger average cash balances and the comparatively longer period.

LIQUIDITY AND CAPITAL RESOURCES

     During the fiscal year ended August 31, 1997, the Company raised $9.7 million proceeds net of placement fees from the sale of equity, which combined with $500,000 proceeds from a short-term promissory note and cash balances, were used to fund a $9.5 million investment in the Company's 3-D Exploration Program, to repay a short-term promissory note ($215,000) and to fund operating expenses.

     At August 31, 1997, total assets were $13,841,712 compared to $5,145,310 at August 31, 1996. The increase is primarily from the sale of equity and investment of the proceeds into the 3-D Exploration Program, as discussed above. Current assets declined to $291,905 from $1,097,980, due to a reduction in the cash balance at August 31, 1997, as compared to August 31, 1996. Current liabilities increased to $888,291 from $718,855, due to a slightly higher level of accounts payable and accrued expenses, and loans payable, at August 31, 1997, as compared to August 31, 1996.

     The Company anticipates that future liquidity requirements, including its commitment to the 3-D Exploration Program, will be met by cash balances, the sale of equity, further borrowings, and/or the sales of portions of its interest in the 3-D Exploration Program. At this time no assurance can be given that such sale of equity, future borrowings, or sales of portions of its interest in the 3-D Exploration Program will be accomplished.

     On August 28, 1997, the Company amended the Exploration Agreement to extend the dates of further payments due to Zydeco relating to the 3-D Exploration Program to December 31, 1997. The Company has currently funded $13.5 million of Seismic Cost payments to the Program and is responsible for 50% of the remaining Seismic Costs ("Excess Costs") incurred through December 31, 1997, to earn a 50% working interest participation in the seismic data and leasing and drilling activities of the the 3-D Exploration Program. The Company's share of Excess Costs, by its own and Zydeco's estimate, is approximately $2.9 million. Failure to pay any of the Excess Costs by December 31, 1997, would result in a reduction of the Company's working interest participation. The Company does not presently have sufficient capital to meet the December 31, 1997, payment, and there can be no assurance that it will successfully secure the funds.

     PRIVATE PLACEMENTS OF EQUITY. Since its inception, Cheniere Operating's primary source of financing for operating expenses and payments to the 3-D Exploration Program has been, originally, the sale of its equity securities, and since the Reorganization with Bexy, funding from Cheniere through the sale of Cheniere's equity securities. Through August 31, 1997, $14.6 million of proceeds, net of placement fees, have been raised through the sale of equity, and $13.5 million of that amount was invested in the 3-D Exploration Program.

     From inception through the Reorganization, Cheniere Operating raised $2.9 million net of placement fees from the sale of common stock (which was exchanged for Common Stock following the Reorganization) to "accredited investors" (as defined in Rule 501(a) promulgated under the Securities Act of 1933, as amended (the "Securities Act")) pursuant to Rule 506 of Regulation D promulgated under the Securities Act ("Regulation D"). The proceeds, together with cash balances, were used to fund Cheniere Operating's initial $3 million payment to the 3-D Exploration Program.

     Subsequent to the Reorganization and prior to August 31, 1996, the Company raised $2.0 million net of placement fees from the sale of Common Stock pursuant to Regulation D and Common Stock and warrants to purchase Common Stock pursuant to Regulation S promulgated under the Securities Act ("Regulation S"). Proceeds were used to fund a $1 million payment to the 3-D Exploration Program during August.

     During fiscal year 1997, the Company raised $9.7 million net of placement fees from the sale of Common Stock to accredited investors pursuant to Regulation D and to offshore investors pursuant to Regulation S. Of the $9.6 million proceeds, $9.5 million was invested in the 3-D Exploration Program.

     SHORT TERM PROMISSORY NOTES. In June 1996, Cheniere Operating borrowed $425,000 (the "Bridge Loan") through a private placement of short-term Promissory Notes (the "Notes"). In connection with the placement of the Notes, Cheniere Operating issued warrants (the "June Warrants"), which following the Reorganization, were exchanged for an aggregate of 141,666 and 2/3 warrants to purchase shares of Common Stock, to the holders of the Notes (the "Noteholders"), each of which warrants entitles the holder to purchase one share of the Common Stock at an exercise price of $3.00 per share at any time on or before June 14, 1999. The exercise price was determined at a 100% premium to the sale price of Cheniere Operating stock by private placement during May 1996, as the Company's stock was not publicly traded at that time. The Company satisfied all of its obligations under the Notes in the principal amount of $210,000 by paying the accrued interest on such Notes and by agreeing to issue 105,000 shares of the Common Stock at a price of $2.00 per share to the holders of such Notes pursuant to Regulation D. In addition, an individual Noteholder (the "Remaining Noteholder") purchased several outstanding Notes, following which such Noteholder held Notes in the aggregate amount of $215,000. In exchange for such Notes, Cheniere Operating issued a new Promissory Note in the amount of $215,000 to the Remaining Noteholder, which Cheniere Operating paid on December 13, 1996. The Remaining Noteholder also received 64,500 warrants to purchase shares of the Common Stock in accordance with the terms of the original Note Agreement. Such additional warrants have identical terms as the June Warrants, in accordance with the terms of the original Note Agreement. The Remaining Noteholder was not an affiliate of the Company.

     On July 31, 1997, Cheniere Operating borrowed $500,000 from a related party, evidenced by a promissory note bearing interest at 10% per annum and due on August 29, 1997. On August 28, 1997, the maturity date was extended to September 29, 1997. The promissory note was secured by an undivided 1.8519% working interest in seismic data and leases acquired under the Exploration Agreement relating to the 3-D Exploration Program and an undivided 3.7% interest in proceeds from the marketing of proprietary seismic data under the Exploration Agreement. The note was paid by the Company on September 22, 1997, including all incurred interest. The collateral securing the note has been released; and, according to the terms of the note, the maker's option to acquire an interest in the Seismic Data, Lease Interest, and Exploration Agreement has been terminated.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS


CHENIERE ENERGY, INC. AND SUBSIDIARIES

Independent Auditors' Report................................................  18

Consolidated Balance Sheet..................................................  19

Consolidated Statement of Operations........................................  20

Consolidated Statement of Stockholders' Equity..............................  21

Consolidated Statement of Cash Flows........................................  22

Notes to Consolidated Financial Statements..................................  23

                          INDEPENDENT AUDITOR'S REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF CHENIERE ENERGY, INC. AND SUBSIDIARIES

     We have audited the accompanying consolidated balance sheets of CHENIERE ENERGY, INC. AND SUBSIDIARIES (a Development Stage Company) as of August 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended August 31, 1997, and for the period from inception (February 21, 1996) to August 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CHENIERE ENERGY, INC. AND SUBSIDIARIES as of August 31, 1997 and 1996, and the consolidated results of its operations and its consolidated cash flows for the year ended August 31, 1997, and for the period from inception (February 21, 1996) to August 31, 1996, in conformity with generally accepted accounting principles.



                                MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                Certified Public Accountants

New York, New York
September 12, 1997,
except for Note 13, as
to which the date is
September 29, 1997.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEET

                                                       August 31,    August 31,
         ASSETS                                           1997          1996
                                                       -----------   ----------
CURRENT ASSETS
Cash                                                   $   234,764   $1,093,180
Prepaid Expenses and Other Assets                           57,141        4,800
                                                       -----------   ----------

    TOTAL CURRENT ASSETS                                   291,905    1,097,980
                                                       -----------   ----------

OIL AND GAS PROPERTIES
Unevaluated                                             13,500,000    4,000,000

FIXED AND OTHER ASSETS
Property and Equipment, Net                                 49,807       46,830
Other                                                            -          500
                                                       -----------   ----------

     TOTAL ASSETS                                      $13,841,712   $5,145,310
                                                       ===========   ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Expenses                  $   388,291   $  292,894
Notes Payable                                                    -      425,000
Note Payable - Related  Party                              500,000            -
Advance from Officers                                            -          961
                                                       -----------   ----------

      TOTAL LIABILITIES                                    888,291      718,855
                                                       -----------   ----------

COMMITMENTS AND CONTINGENCIES                                    -            -

STOCKHOLDERS' EQUITY
Common Stock- $.003 Par Value
Authorized 20,000,000 shares;
   14,160,866 and 9,931,767 Issued and
   Outstanding at August 31,1997 and
   1996, respectively                                       42,483       29,795
Preferred Stock- Authorized
   1,000,000 Shares; None Issued
   and Outstanding                                               -            -
Additional Paid-in-Capital                              14,709,253    4,518,507
Deficit Accumulated During the Development Stage        (1,798,315)    (121,847)
                                                       -----------   ----------

       TOTAL STOCKHOLDERS' EQUITY                       12,953,421    4,426,455
                                                       -----------   ----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $13,841,712   $5,145,310
                                                       ===========   ==========


   The accompanying notes are an integral part of the financial statements.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENT OF OPERATIONS


                                                           For the Year Ended    For the Period Ended     Cumulative
                                                               August 31,             August 31,         from the Date
                                                                  1997                   1996            of Inception
                                                           ------------------    --------------------    -------------
Revenue                                                       $          -              $        -         $         -
                                                              ------------              ----------         -----------

General and Administrative Expenses                              1,713,461                 103,814           1,817,275

Interest Expense                                                    19,168                  19,833              39,001
                                                              ------------              ----------         -----------
                                                                 1,732,629                 123,647           1,856,276
                                                              ------------              ----------         -----------

Loss from Operations Before Other Income                                                                    (1,856,276)
  and Provision for Income Taxes                                (1,732,629)               (123,647)

Interest Income                                                     56,161                   1,800              57,961
                                                              ------------              ----------         -----------

Loss From Operations Before Provision
  for Income Taxes                                              (1,676,468)               (121,847)         (1,798,315)

Provision for Income Taxes                                               -                       -                   -
                                                              ------------              ----------         -----------

Net Loss                                                      $ (1,676,468)             $ (121,847)        $(1,798,315)
                                                              ============              ==========         ===========

Loss Per Share                                                $      (0.14)             $    (0.01)        $     (0.16)
                                                              ============              ==========         ===========

Weighted Average Number of Shares
  Outstanding                                                   12,143,919               8,610,941          11,043,155
                                                              ============              ==========         ===========

   The accompanying notes are an integral part of the financial statements.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




                                                                  Common Stock         Additional                       Total
                                                             ----------------------      Paid-In       Retained      Stockholders'
                                                Per Share       Shares       Amount      Capital        Deficit         Equity
                                                ---------    -----------    -------    -----------    -----------    -------------
Sale of Shares on April 9, 1996                   $0.012       6,242,422    $18,727    $    56,276    $         -     $    75,003
Sale of Shares on May 5, 1996                       1.50       2,000,000      6,000      2,994,000              -       3,000,000

Issuance of Shares to an Employee on July 1,
 1996                                               1.00          30,000         90         29,910              -          30,000
Issuance of Shares in
   Reorganization to Former
   Bexy Shareholders                                   -         600,945      1,803         (1,803)             -               -
Sale of Shares on July 30, 1996                     2.00          50,000        150         99,850              -         100,000
Sale of Shares on August 1, 1996                    2.00         508,400      1,525      1,015,275              -       1,016,800
Sale of Shares on August 30, 1996                   2.00         500,000      1,500        998,500              -       1,000,000
Expenses Related to Offering                           -               -          -       (686,251)             -        (686,251)
Issuance of Warrants                                   -               -          -         12,750              -          12,750
Net Loss                                               -               -          -              -       (121,847)       (121,847)
                                                             -----------    -------    -----------    -----------     -----------
Balance - August 31, 1996                                      9,931,767     29,795      4,518,507       (121,847)      4,426,455

Sale of Shares on September 12, 1996                2.00          50,000        150         99,850              -         100,000
Sale of Shares on September 16, 1996                2.00          80,250        241        160,259              -         160,500
Conversion of Debt                                  2.00         105,000        315        209,685              -         210,000
Sale of Shares on October 30, 1996                  2.25         457,777      1,373      1,028,627              -       1,030,000
Issuance of Warrants                                   -               -          -          6,450              -           6,450
Sale of Shares on December 6, 1996                  2.25         475,499      1,426      1,068,448              -       1,069,874
Sale of Shares on December 9, 1996                  2.50         400,000      1,200        998,800              -       1,000,000
Sale of Shares on December 11, 1996                 2.25          22,222         67         49,933              -          50,000
Sale of Shares on December 19, 1996                 2.50         200,000        600        499,400              -         500,000
Sale of Shares on December 20, 1996                 2.50         220,000        660        549,340              -         550,000
Sale of Shares on February 28, 1997                 4.25  *      352,947      1,059      1,498,967              -       1,500,026
Sale of Shares on March 4, 1997                     4.25  *      352,947      1,059      1,498,966              -       1,500,025
Sale of Shares on May 22, 1997                      3.00         535,000      1,605      1,603,395              -       1,605,000
Issuance of Shares to Adjust Prices of Shares
  Sold on February 28 and March 4                      -  *      294,124        883           (883)             -               -
Sale of Shares on June 26, 1997                     3.00          33,333        100         99,900              -         100,000
Sale of Shares on July 24, 1997                     3.00         250,000        750        749,250              -         750,000
Issuance of Shares in Connection with
  Financial Advisory Services                      3.125         200,000        600        624,400              -         625,000
Sale of Shares on July 30, 1997                     3.00         100,000        300        299,700              -         300,000
Sale of Shares on August 19, 1997                   3.00         100,000        300        299,700              -         300,000
Expenses Related to Offering                           -               -          -     (1,153,441)             -      (1,153,441)
Net Loss                                               -               -          -              -     (1,676,468)     (1,676,468)
                                                             -----------    -------    -----------    -----------     -----------

Balance - August 31, 1997                                    $14,160,866    $42,483    $14,709,253    $(1,798,315)    $12,953,421
                                                             ===========    =======    ===========    ===========     ===========

All of the sales of shares indicated above were made pursuant to private placement transactions.
* Additional shares were issued to the purchasers of the shares sold on February 28, 1997 and March 4, 1997 pursuant to the terms of those sales.

          The accompanying notes are an integral part of this report.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                               For the Year       For the Period
                                                                  Ended                Ended         Cumulative
                                                                August 31,          August 31,       from Date
                                                                   1997                1996         of Inception
                                                             -------------      ----------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                  $(1,676,468)        $ (121,847)      $(1,798,315)
    Adjustments to Reconcile Net Loss to
       Net Cash Used by Operating Activities:                                                                 -
    Depreciation                                                     8,268              3,603            11,871
    Compensation Paid in Common Stock                              624,400             30,000           654,400
    (Increase) in Prepaid Expenses and Other Current               (52,341)            (4,800)          (57,141)
        Assets
    (Increase) Decrease in Other Assets                                500               (500)                -
    Increase in Accounts Payable and
        Accrued Expenses                                            95,387            292,904           388,291
    Increase (Decrease) in Advance from Officers                      (961)               961                 -
                                                              ------------        -----------      ------------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                (1,001,215)           200,321          (800,894)
                                                              ------------        -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Furniture, Fixtures and Equipment                  (11,235)           (50,443)          (61,678)
    Investment in 3-D Exploration Program                       (9,500,000)        (4,000,000)      (13,500,000)
                                                              ------------        -----------      ------------

NET CASH USED BY INVESTING ACTIVITIES                           (9,511,235)        (4,050,443)      (13,561,678)
                                                              ------------        -----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Note Issuance                                    500,000            425,000           925,000
    Repayment of Note                                             (215,000)                 -          (215,000)
    Proceeds from Issuances of Common Stock                     10,516,025          5,191,803        15,707,828
    Issuance of Warrants                                             6,450             12,750            19,200
    Offering Costs                                              (1,153,441)          (686,251)       (1,839,692)
                                                              ------------        -----------      ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                        9,654,034          4,943,302        14,597,336
                                                              ------------        -----------      ------------

NET(DECREASE) INCREASE IN CASH                                    (858,416)         1,093,180           234,764

CASH- BEGINNING OF YEAR                                          1,093,180                  -                 -
                                                              ------------        -----------      ------------

CASH - END OF YEAR                                                 234,764          1,093,180           234,764
                                                              ============        ===========      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash Paid for Interest                                    $     15,635        $         -      $     15,635
                                                              ============        ===========      ============
    Cash Paid for Income Taxes                                $          -        $         -      $          -
                                                              ============        ===========      ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITIES:
    Common stock totaling 105,000 shares was issued upon the conversion of
        $210,000 of debt.
    Common stock totaling 200,000 shares was issued in exchange for financial advisory services and of $600. These shares have been valued at a total of $625,000, based on the quoted market price per share.


   The accompanying notes are an integral part of the financial statements.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 1997


NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Nature of Operations

   Cheniere Energy, Inc., a holding company ("Cheniere," together with Cheniere Operating (as defined below) and Cheniere California (as defined below), the "Company"), is the owner of 100% of the outstanding common stock of Cheniere Energy Operating Co., Inc. ("Cheniere Operating") and Cheniere Energy California, Inc. ("Cheniere California"). Cheniere Operating is a Houston-based company formed for the purpose of oil and gas exploration and, if warranted, development and exploitation. The Company is currently involved in a joint exploration program which is engaged in the exploration for oil and natural gas along the Gulf Coast of Louisiana, onshore and in the shallow waters of the Gulf of Mexico. The Company commenced its oil and gas activities through
such joint program in April 1996.   Cheniere California was formed in December
1996 to acquire a working interest in undeveloped leases off Santa Barbara County, California. This acquisition did not occur and Cheniere California is currently inactive.

   The Company is currently a development stage enterprise under the provisions
of SFAS No. 7.   As described above and in Note 5, the Company's future business will be in the field of oil and gas exploration, development, and exploitation.

 Basis of Consolidation

   The consolidated financial statements include the accounts of Cheniere Energy, Inc. and its 100% owned subsidiaries, Cheniere Energy Operating Co., Inc. and Cheniere Energy California, Inc. Accordingly, all references herein to Cheniere Energy, Inc. or the "Company" include the consolidated results of its
subsidiaries.   All significant inter-company accounts and transactions have been eliminated in consolidation.

 Basis of Presentation

   On July 3, 1996, Cheniere, formerly Bexy Communications, Inc., acquired all of the outstanding capital stock of Cheniere Operating as described in Note 3. For accounting purposes, this acquisition has been treated as a recapitalization of Cheniere Operating.

   The financial statements presented include only the accounts of the Company
since Cheniere Operating's inception (February 21, 1996).   While Cheniere
Operating did obtain a presence in the public market through the recapitalization, it did not succeed to the business or assets of Bexy. For this reason, the value of the shares issued to the former Bexy shareholders has been deemed to be de minimis and, accordingly, no value has been assigned to those shares.

 Oil and Gas Properties

   The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized.

   All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, will be amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

   In addition, the capitalized costs are subject to a "ceiling test," which basically limits such costs to the aggregate of the "estimated present value," discounted at a 10 percent interest rate, of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 1997


   Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

   Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized.

 Property and Equipment

   Property and equipment are recorded at cost. Repairs and maintenance costs are charged to operations as incurred. Depreciation is computed using the straight line method calculated to amortize the cost of assets over their estimated useful lives. Upon retirement or other disposition of property and equipment, the cost and related depreciation will be removed from the accounts and the resulting gains or losses recorded.

 Concentration of Credit Risk

   The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year.

 Cash Equivalents

   The Company classifies all investments with original maturities of three months or less as cash equivalents.

 Income Taxes

   Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements.
Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, "Accounting for Income Taxes." As changes in tax laws or rate are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

 Investments

   The Company continually reviews its investments to determine that the carrying values have not been impaired.

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.
Actual results could differ from those estimates.

 Per Share of Common Stock

   Per share amounts have been computed based on the average number of common shares outstanding during the period.

 Offering Costs

   Offering costs consist primarily of placement fees, professional fees and
printing costs.   These costs are charged against the proceeds of the sale of common stock in the periods in which they occur.

 Stock-Based Compensation

   Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value.
The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 1997


Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

 Long-Lived Assets

   In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was issued (SFAS No. 121). SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted this statement and determined that no impairment loss need be recognized for applicable assets of continuing operations.

 Impact of Recently Issued  Accounting Standards

   In February 1997, the Financial Accounting Standards Board issued a new statement titled, "Earnings Per Share" (SFAS No. 128). This statement is effective for both interim and annual periods ending after December 15, 1997 and specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. After the effective date, all prior-period EPS data presented shall be restated to conform with the provisions for SFAS No. 128.

   If the provisions of SFAS No. 128 had been adopted in these financial statements, there would not have been any impact on loss per share, since the effect of the options and warrants would have been antidilutive.


NOTE 2-PROPERTY AND EQUIPMENT

   Property and equipment at August 31 consist of the following:

                                         1997      1996
                                       --------  --------
     Furniture and Fixtures             $29,914   $26,006
     Office Equipment                    31,764    24,427
                                        -------   -------
                                         61,678    50,433
     Less Accumulated Depreciation       11,871     3,603
                                        -------   -------
     Property and Equipment - Net       $49,807   $46,830
                                        =======   =======

     Depreciation Expense Recorded
     In the Statement of Operations     $ 8,268   $ 3,603
                                        =======   =======

NOTE 3-REORGANIZATION


   On July 3, 1996, Cheniere Operating underwent a reorganization by consummating the transactions (the "Reorganization") contemplated in the Agreement and Plan of Reorganization (the "Reorganization Agreement") dated April 16, 1996, between Cheniere Operating and Bexy Communications, Inc., a publicly held Delaware corporation ("Bexy"). Under the terms of the Reorganization Agreement, Bexy transferred its existing assets and liabilities to Mar Ventures, Inc., its wholly owned subsidiary ("Mar Ventures"). Bexy received 100% of the outstanding shares of Cheniere Operating (which aggregated
824.2422 common shares outstanding prior to a 10,000-to-1 stock split which was effected immediately prior to the Reorganization) and the former shareholders of Cheniere Operating received 8,242,422 newly issued shares of Bexy common stock, representing 93% of the then issued and outstanding Bexy shares. Immediately following the Reorganization, the Original Bexy Stockholders held the remaining 600,945 shares (7%) of the outstanding Bexy stock. The mentioned stock split has been given retroactive effect in the financial statements. As a result of the completion of the share exchange a change in the control of the Company occurred. The transaction has been accounted for as a recapitalization of Cheniere Operating. In accordance with the terms of the Reorganization Agreement, Bexy changed its name to Cheniere

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 1997


Energy, Inc. Subsequently, the Company distributed the outstanding capital stock of Mar Ventures to the original holders of Bexy common stock.


NOTE 4-OIL AND GAS PROPERTIES NOT SUBJECT TO AMORTIZATION

   The Company is currently participating in oil and gas exploration activities onshore and in the state waters of Cameron Parish, Louisiana, and in the adjacent federal waters of the West Cameron Area. At August 31, 1997, a determination cannot be made about the extent of any gas oil and gas reserves that should be classified as proved reserves as a result of this project. Consequently, the associated property costs and exploration costs have been excluded in computing amortization of the full cost pool. The Company estimates that amortization of these costs will begin during the calendar year 1998.

   Unevaluated properties of $13,500,00 and $4,000,000 at August 31, 1997 and 1996, respectively, consist primarily of expenditures for leasehold and seismic costs.


NOTE 5-INVESTMENT IN JOINT EXPLORATION PROGRAM

   The Company has entered into a joint exploration program pursuant to an Exploration Agreement between the Company and Zydeco Exploration, Inc. ("Zydeco"), an operating subsidiary of Zydeco Energy, Inc. (the "Exploration Agreement"), with regard to a proprietary 3-D seismic exploration project in southern Louisiana (the "3-D Exploration Program"). The Company has the right to earn up to a 50% participation in the 3-D Exploration Program.

   The 3-D seismic survey (the "Survey") covers 228 square miles within a 295 square-mile area running three to five miles north and generally five miles south of the coastline in the most westerly 28 miles of Cameron Parish, Louisiana (the "Survey AMI"). Field acquisition of the seismic data was completed in July 1997, and the data is currently being processed and interpreted.

   As of August 31, 1997 and 1996, payments made to the 3-D Exploration Program totaled $13,500,000 and $4,000,000 respectively.

   Under the terms of the Exploration Agreement and its amendments, the Company is required to make an additional payment estimated to be approximately $2.9 million to Zydeco on December 31, 1997, to earn its full 50% participation in the 3-D Exploration Program. The Company's potential participation in the 3-D Exploration Program could be reduced in the event of a failure by the Company to make such required payment when due.

   The Company's investment (reserves) in the 3-D Exploration Program will be accounted for under the full cost method. The Company's financial statements will reflect its proportionate interest in the revenues, costs, expenses, and capital with respect to the 3-D Exploration Program.


NOTE 6-NOTES PAYABLE

1) On July 31, 1997, Cheniere Operating borrowed $500,000 from a related party, evidenced by a promissory note bearing interest at 10% per annum and due on August 29, 1997. On August 28, 1997, the maturity date was extended to September 29, 1997. (See Note 13).

   The promissory note is secured by:

   A) An undivided 1.8519 interest in seismic data acquired pursuant to the Exploration Agreement. (See Note 5.)
   B) An undivided 1.8519% interest in the leases covered by the Exploration Agreement.
   C) An undivided 3.7038% interest in proceeds from the marketing of seismic data under the Exploration Agreement.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 1997


   The Company has granted the maker of the note an option to acquire an interest in the Seismic Data, Lease Interests, and Exploration Agreement through the conversion of the note as follows:

    a. The interest acquired upon conversion in Seismic Data and Lease Interests is determined by dividing the amount due under the note by $13,500,000, and multiplying the result by 50% (the "Data Ownership Percentage").

    b. The interest acquired upon conversion in the proceeds from the marketing of proprietary seismic data under the Exploration Agreement would be a fraction equal to twice the Data Ownership Percentage.

    c. Upon conversion, the maker will agree to pay a fractional share of Excess Costs (per the Exploration Agreement) equal to the Data Ownership Percentage.

    d. The Option may be exercised only after September 29, 1997. Should the Note be repaid before such time, the Option would terminate.

    e. The Option will terminate at the earlier of 180 days from July 31, 1997, or upon repayment of the note.

2) During June 1996, Cheniere Operating borrowed $425,000 through a private placement of short-term promissory notes with an initial interest rate of 8% (the "Notes"). The notes were due on September 14, 1996 (the "Maturity Date"). In connection with the placement of the Notes, Cheniere Operating issued warrants, which, following the Reorganization, were exchanged for an aggregate of 141,666 and 2/3 (as adjusted for the 10,000-to-1 stock split referred to in Note 3) warrants to purchase shares of the Common Stock, to the holders of the notes (the "Noteholders"), each of which warrants entitles the holder to purchase one share of the Common Stock at an exercise price of $3.00 per share at any time on or before June 14, 1999. Pursuant to APB 14, the warrants issued have been valued at the differential rate between the initial interest rate (8%) and the estimated market rate (20%), applied to the principal balance. This value, $12,750, has been credited to additional paid-in capital.

    Terms of the Notes indicate that a failure by the Company to pay all amounts due and payable under the Notes by the Maturity Date constitutes an event of default thereunder. In such an event of default, the interest rate applicable to any outstanding Notes would increase to 13%. In addition, the holders of such outstanding Notes would be entitled to receive up to an aggregate of 42,500 additional warrants (on similar terms) for each month, or partial month any amounts remain due and payable following the Maturity Date, up to a maximum aggregate number of 170,000 such additional warrants. The proceeds from the placement of the Notes were applied toward professional expenses and used for working capital.

    Effective as of September 14, 1996, certain of the Noteholders converted their Notes into Common Stock at a price of $2.00 per share. As a result, 105,000 shares of Common Stock were issued to retire $210,000 of Notes.

    In addition, an individual Noteholder purchased the promissory notes of the remaining Noteholders. The holder thus held Notes totaling $215,000. As per the terms of the Notes (as described above), the interest rate on these outstanding Notes increased to 13% per annum, effective September 14, 1996. The holder of the Notes was also entitled to receive up to an aggregate of 21,500 additional warrants for each month or partial month any amounts remain due and payable after September 14, 1996, up to a maximum aggregate number of 86,000 such additional warrants.

    On December 13, 1996, the Company repaid the $215,000 Notes and related accrued interest. Upon repaying the Notes, the Company issued 64,500 warrants in accordance with the loan agreement. Pursuant to APB14, these additional warrants have been valued at the differential rate between the rate charged (13%) and the then estimated market rate (25%), applied to the principal balance for each month outstanding after September 14, 1996. This value, $6,450, has been credited to additional paid-in capital.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 1997

NOTE 7-INCOME TAXES

The components of the provision for income taxes are as follows:

                                                      August 31,
                                                   ----------------
                                                    1997      1996
                                                   -----      -----
Current Tax Expense
  U.S. Federal                                     $   -      $   -
  State and Local                                      -          -
                                                   -----      -----
Total Current                                          -          -
                                                   -----      -----

Deferred Tax Expense
  U.S. Federal                                         -          -
  State and Local                                      -          -
                                                   -----      -----
Total Deferred                                         -          -
                                                   -----      -----

Total Tax Provision from Continuing Operations     $   -      $   -
                                                   =====      =====

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal Income Tax Rate                            (34.0)%    (34.0)%
Deferred Tax Charge (Credit)                           -          -
Effect of Valuation Allowance                       34.0 %     34.0 %
State Income Tax, Net of Federal Benefit               -          -
                                                   -----      -----

Effective Income Tax Rate                            0.0 %      0.0 %
                                                   =====      =====

   At August 31, 1997, the Company had net carryforward losses of approximately $2,545,000. A valuation allowance equal to the tax benefit for deferred taxes has been established due to the uncertainty of realizing the benefit of the tax carryfoward.

   Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at August 31 are as follows:

                                                         August 31,
                                                   -------------------------
                                                     1997            1996
                                                   ---------      ----------
Deferred Tax Assets
Loss Carryforwards                                 $ 865,000       $ 295,000

Less:  Valuation Allowance                          (865,000)       (295,000)
                                                   ---------       ---------

Net Deferred Tax Assets                            $       -       $       -
                                                   =========       =========

   Net operating loss carryforwards expire starting in 2006 through 2011. Per year availability of losses incurred prior to July 3, 1996, of approximately $747,000 is subject to change of ownership limitations under Internal Revenue Code Section 382.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 1997


NOTE 8-WARRANTS

   The Company has issued and outstanding 386,666 and 2/3 warrants described herein.

   The Company has issued and outstanding 141,666 and 2/3 warrants (collectively, the "June Warrants"), each of which entitles the registered holder thereof to purchase one share of Common Stock. The June Warrants are exercisable at any time on or before June 14, 1999, at an exercise price of $3.00 per share (subject to customary antidilution adjustments). The exercise price was determined at a 100% premium to the sale price of Cheniere Operating stock by private placement during May, 1996. The June Warrants were originally issued by Cheniere Operating and were converted to warrants of Cheniere following the Reorganization. The June Warrants were issued to a group of 11 investors in connection with a private placement of unsecured promissory notes. Pursuant to APB 14, the warrants issued have been valued at the differential rate between the initial interest rate (8%) and the estimated market rate (20%), applied to the principal balance. This value, $12,750, has been credited to additional paid-in capital.

   Effective September 14, 1996, the Company had not paid all amounts due and payable under the Notes by the Maturity Date. Certain of the noteholders converted their notes into 105,000 shares of common stock. An individual note holder purchased the Promissory Notes of the remaining noteholders. As per the terms of the Notes, the holder was entitled to receive up to an aggregate of 21,500 additional warrants for each month, or partial month, any amounts remained due and payable after September 14, 1996, up to a maximum aggregate number of 86,000 such additional warrants. These Notes were repaid on December 14, 1996, and upon repayment the Company issued 64,500 warrants in accordance with the loan agreement. The terms of the warrants are similar to the June Warrants. Pursuant to APB 14, these additional warrants have been valued at the differential rate between the rate charged (13%) and the then estimated market rate (25%), applied to the principal balance for each month outstanding after September 14, 1996. This value, $6,450, has been credited to additional paid-in capital.

   In consideration of certain investment advisory and other services to the Company, pursuant to warrant agreements, each dated as of August 21, 1996, the Company issued warrants to purchase 13,600 and 54,400 shares of Common Stock, (collectively the "Adviser Warrants"). The Adviser Warrants are exercisable at any time on or before May 15, 1999, at an exercise price of $3.00 per share (subject to customary anti-dilution adjustments). The exercise price represents the approximate market price of the underlying Common Stock at the time of the transaction.

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

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 1997

NOTE 9-STOCK OPTIONS

   The Company had granted certain options to purchase shares of Common Stock to two executives during the period ended August 31, 1996. Such options aggregate 300,000 shares at an exercise price of $3.00 per share. The options vest and are exercisable as follows:

1) 75,000 qualified options vest and become exercisable on June 1, 1997, and expire June 1, 2001.

2) 75,000 qualified options vest and become exercisable on June 1, 1998, and expire June 1, 2001.

3) 150,000 qualified options vest and become exercisable in equal annual installments of 25% each on the first through fourth anniversary of July 16, 1996, and expire July 16, 2001.

   In addition, the Company has granted qualified options to a former President of Bexy, Mr. Buddy Young, during the period ended August 31, 1996. The holder has the option to acquire 19,444 and 2/3 shares of Common Stock at an exercise price of $1.80 per share. The options expire November 11, 2003.

   Also, the Company had granted 12,000 non-qualified options to an employee at an exercise price of $3.00 per share during the fiscal year ended August 31, 1997. These options vested and became exercisable in equal annual installments of 25% each on the first through the fourth anniversary of January 23, 1997, and expire January 23, 2002. This employee left the Company in May, 1997, and these options have been canceled.

   The disclosure provisions of SFAS No. 123 do not have a material effect on the financial statements.

   Stock option activity is summarized as follows:

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 1997

                                                          August 31,
                                             ----------------------------------
                                                 1997                  1996
                                             ------------         -------------

Outstanding at beginning of year                319,444 2/3                  -

Options granted at an exercise price
  of  $3.00 per share                                12,000            300,000

Options granted at an exercise price
  of $1.80 per share                                      -        19,444  2/3

Options canceled                                 (12,000.00)                 -
                                               ------------       ------------

Outstanding at end of year                     319,444  2/3       319,444  2/3
                                               ============       ============

Exercisable at end of year                     131,944  2/3        19,444  2/3
                                               ============       ============

Weighted average exercise price of
  options outstanding                          $       2.93       $       2.93
                                               ============       ============

Weighted average exercise price of
  options exercisable                          $       2.82       $       1.80
                                               ============       ============
Weighted average remaining contractual
  life of options outstanding                     4.0 years          4.0 years


                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 1997

NOTE 10-COMMON STOCK RESERVED

   The Company has reserved 386,666 and 2/3 shares of Common Stock for issuance upon the exercise of outstanding warrants (See Note 8).

   The Company has reserved 319,444 and 2/3 shares of Common Shares for insurance upon the exercise of outstanding options (See Note 9).


NOTE 11-RELATED PARTY TRANSACTIONS

   On July 31, 1997, the Company borrowed $500,000 in a transaction more fully described in Note 6. The maker of this Note is Sam B. Myers, Jr., Chief Executive Officer of Zydeco Energy, Inc., a subsidiary of which is Zydeco Exploration, a party to the Joint Exploration Program described in Note 6.


NOTE 12-COMMITMENTS AND CONTINGENCIES

1) The Company subleases its Houston, Texas headquarters from Zydeco under a month-to-month sublease.

   Rent expense recorded in the financial statements is as follows:


                                                            August 31,
                                                      ---------------------
                                                         1997        1996
                                                      ---------  ----------

   Office Rental (including parking)                   $22,403     $ 3,884
   Other Rental Property (terminated June, 1997)        48,000      13,920
                                                       -------     -------
                                                       $70,403     $17,804
                                                       =======     =======

2) Pursuant to a Consulting Agreement dated as of July 3, 1996, between the Company and Buddy Young, the former President and Chief Executive Officer of Bexy; the Company engaged Mr. Young as a consultant to provide management of the Company with advice regarding the management and business of the Company. Mr. Young agreed to provide such consulting services to the Company for two years ending on July 3, 1998, at a rate of $75,000 per year. Mr. Young is not an employee of the Company and serves only in the capacity of a consultant.

3) As discussed in Note 5, the Company is required to make an additional payment estimated to be approximately $2.9 million to Zydeco on December 31, 1997 to earn its full 50% participation in the 3-D Exploration Program. The Company's potential participation in the 3-D Exploration Program could be reduced in the event of a failure by the Company to make such required payment when due.

NOTE 13-SUBSEQUENT EVENTS

1) On September 22, 1997, the Company repaid the $500,000 promissory note described in Note 6, including all accrued interest. The collateral securing the Note has been released and, according to the terms of the Note, the maker's option to acquire an interest in the Seismic Data, Lease Interest and Exploration Agreement has been terminated.

2) During September 1997, pursuant to Regulation S promulgated under the Securities Act of 1933, the Company sold an aggregate of 197,000 shares of the Company's Common Stock for gross proceeds of $591,000 and net proceeds of $531,900.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 1997

3) On September 29, 1997, the Company's Board of Directors elected a new outside director. This director was granted options to purchase 25,000 shares of the Company's Common Stock at an exercise price of $3.00 per share, the quoted market price on the date of the grant. These options vest 12,500 on September 29, 1998, and 12,500 on September 29, 1999, and will expire on September 29, 2002.

4) On September 29, 1997, the Company granted to each of two outside directors options to acquire 10,000 shares of the Company's Common Stock at an exercise price of $3.00 per share, the quoted market price on the date of grant. These options will vest one year from the date of grant and will expire five years after the date of the grant.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   A current report on Form 8-K was filed June 9, 1997, relating to a change in the Registrant's Certifying Accountant.

   On July 3, 1996, Cheniere Operating consummated the transactions (the "Reorganization") contemplated in the Agreement and Plan of Reorganization (the "Reorganization Agreement") dated April 16, 1996, between Cheniere Operating and Bexy Communications, Inc., a publicly held Delaware corporation ("Bexy"). Under the terms of the Reorganization Agreement, Bexy transferred its existing assets and liabilities to Mar Ventures Inc., its wholly owned subsidiary ("Mar Ventures"), Bexy received 100% of the outstanding shares of Cheniere Operating (which aggregated 824.2422 common shares outstanding prior to a 10,000-to-1 stock split which effected immediately prior to the reorganization) and the former shareholders of Cheniere Operating received 8,242,422 newly issued shares of Bexy common stock, representing 93% of the then issued and outstanding Bexy shares. Immediately following the Reorganization, the Original Bexy Stockholders held the remaining 600,945 (7%) of the outstanding Bexy stock. As a result of the completion of the share exchange a change in the control of the Company occurred. The transaction has been accounted for as a recapitalization of Cheniere Operating. In accordance with the terms of the Reorganization Agreement, Bexy changed its name to Cheniere Energy, Inc. Subsequently, the Company distributed the outstanding capital stock of Mar Ventures to the original holders of Bexy common stock.

   Prior to the Reorganization, Bexy had retained Farber & Haas as Bexy's independent auditors and Cheniere Operating had retained Merdinger, Fruchter, Rosen & Corso P.C. as Cheniere Operating's independent auditors. Due to the fat that it was the business of Cheniere Operating, and not Bexy, which survived the Reorganization, management of Cheniere deemed it to be in the best interest of Cheniere to continue Cheniere Operating's relationship with Merdinger, Fruchter, Rosen & Corso PC. And to terminate Cheniere Operating's relationship with Farber & Hass as of July 3, 1996.

   The reports of Farber & Hass on the financial statements of Bexy for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

   The decision to change accountants was not formally approved by the board of directors of Cheniere, due to the fact that management of Cheniere did not consider the dismissal of Farber & Hass and the continuation of Cheniere Operating's relationship with Merdinger, Fruchter, Rosen & Corso P.C. to be a substantive change in accountants.

   During the two most recent fiscal years of Bexy, and the interim period prior to dismissal of Farber & Hass, there were no disagreements with Farber & Hass on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Farber & Hass, would have caused Farber & Hass to make reference to the subject matter of the disagreement in connection with its report.

   At no time prior to the Reorganization did Bexy have any relationship with Merdinger, Fruchter, Rosen & Corso P.C.

                                   PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  As permitted by General Instruction G, the information called for in this item with respect to the Company's directors is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year. Information with respect to the Company's executive officers is set forth in Part 1 of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

  As permitted by General Instruction G, the information called for in this item is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  As permitted by General Instruction G, the information called for in this item is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  As permitted by General Instruction G, the information called for in this item is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

                                    PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements, Schedules and Exhibits

     (1) Financial Statements
         Independent Auditors' Report........................................18
         Consolidated Balance Sheet..........................................19
         Consolidated Statement of Operations................................20
         Consolidated Statement of Stockholders' Equity......................21
         Consolidated Statement of Cash Flows................................22
         Notes to Consolidated Financial Statements..........................23

     (2) Financial Statement Schedule

         All consolidated financial statement schedules have been omitted because they are not required, are not applicable, or the information has been included elsewhere.

     (3) Exhibits

Exhibit No.   Description
-----------   -----------

     3.1 Amended and Restated Certificate of Incorporation of Cheniere Energy, Inc. ("Cheniere") (Incorporated by reference to Exhibit
              3.1 of the Company's Registration Statement under the Securities Act of 1933 on Form S-1 filed on August 27, 1996 (File No. 333-10905))

     3.2 By-laws of Cheniere (Incorporated by reference to Exhibit 3.2 of the Company's Amendment No. 1 on Form S-1 filed on August 27, 1996 (File No. 333-10905))

     4.1 Specimen Common Stock Certificate of Cheniere (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement under the Securities Act of 1933 on Form S-1 filed on August 27, 1996 (File No. 333-10905))

    10.1 Exploration Agreement between FX Energy, Inc. (now known as Cheniere Energy Operating Co., Inc. ("Cheniere Operating")) and Zydeco Exploration, Inc. ("Zydeco") (Incorporated by reference to
              Exhibit 10.1 of the Company's Registration Statement under the Securities Act of 1933 on Form S-1 filed on August 27, 1996 (File No. 333-10905))

    10.2 First Amendment to the Exploration Agreement between FX Energy, Inc. (now known as Cheniere Operating) and Zydeco (Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement under the Securities Act of 1933 on Form S-1 filed on August 27, 1996 (File No. 333-10905))

    10.3 Second Amendment to the Exploration Agreement between FX Energy, Inc. (now known as Cheniere Operating) and Zydeco (Incorporated by reference to Exhibit 10.3 of the Company's Registration Statement under the Securities Act of 1933 on Form S-1 filed on August 27, 1996 (File No. 333-10905))

    10.4 Third Amendment to the Exploration Agreement between FX Energy, Inc. (now known as Cheniere Operating) and Zydeco (Incorporated by reference to Exhibit 10.4 of the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K filed on November 27, 1996 (File No. 2-63115))

    10.5 Form of Regulation D Subscription Agreement between Cheniere Operating and certain "accredited investors" (Incorporated by reference to Exhibit 10.5 of the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K filed on November 27, 1996 (File No. 2-63115))

    10.6 Form of Noteholders Agreement between Cheniere and the holders of promissory notes in the aggregate principal amount of $425,000 (Incorporated by reference to Exhibit 10.4 of the Company's Registration Statement under the Securities Act of 1933 on Form S-1 filed on August 27, 1996 (File No. 333-10905))

    10.7 Form of Warrant Agreement governing warrants of Cheniere issued in exchange for warrants of Cheniere Operating (which were issued pursuant to the Noteholders Agreement) (Incorporated by reference to Exhibit 10.5 of the Company's Registration Statement under the Securities Act of 1933 on Form S-1 filed on August 27, 1996 (File No. 333-10905))

    10.8 Asset Transfer, Assignment and Assumption Agreement between Bexy Communications, Inc. and Mar Ventures, Inc. (Incorporated by reference to Exhibit 10.6 of the Company's Registration Statement under the Securities Act of 1933 on Form S-1 filed on August 27, 1996 (File No. 333-10905))

    10.9 Indemnification Agreement between Buddy Young, Cheniere, Cheniere Operating and the shareholders of Cheniere Operating named therein (Incorporated by reference to Exhibit 10.7 of the Company's Registration Statement under the Securities Act of 1933 on Form S-1 filed on August 27, 1996 (File No. 333-10905))

    10.10 Form of Warrant Agreement between Cheniere and each of C.M. Blair, W.M. Foster & Co., Inc. and Redliw Corp. (Incorporated by reference to Exhibit 10.8 of the Company's Registration Statement under the Securities Act of 1933 on Form S-1 filed on August 27, 1996 (File No. 333-10905))

    10.11 Consulting Agreement between Cheniere and Buddy (Incorporated by reference to Exhibit 10.9 of the Company's Registration Statement under the Securities Act of 1933 on Form S-1 filed on August 27, 1996 (File No. 333-10905))

    10.12 Letter Agreement between Cheniere and Buddy Young regarding reverse splits of the Common Stock (Incorporated by reference to Exhibit 10.10 of the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10- filed on November 27, 1996 (File No. 2-63115))

    10.13 Fourth Amendment to the Exploration Agreement between FX Energy, Inc. (now known as Cheniere Operating) and Zydeco (Incorporated by reference to Exhibit 10.12 of the Company's Registration Statement under the Securities Act of 1933 on Form S-1 filed on March 17, 1997 (File No. 333-23421))

    10.14 Form of Letter Agreement between Cheniere and certain purchasers of Common Stock pursuant to Regulation S (Incorporated by reference to Exhibit 10.13 of the Company's Registration Statement under the Securities Act of 1933 on Form S-1 filed on March 17, 1997 (File No. 333-23421))

    10.15 Form of Warrant Agreement governing warrants issued in unit offering to each of Western Slopes, Ltd. and Great Heritage Holdings, Ltd.

    10.16     Form of Warrant Agreement between Cheniere and Reefs & Co., Ltd.

    10.17 Form of Warrant Agreement governing warrants issued pursuant to Noteholders Agreement

    10.18 Fifth Amendment to the Exploration Agreement between FX Energy, Inc. (now known as Cheniere Operating) and Zydeco

    10.19 Sixth Amendment to the Exploration Agreement between FX Energy, Inc. (now known as Cheniere Operating) and Zydeco

    10.20 Form of Letter Agreement between Cheniere and Sam B. Myers, Jr. regarding Promissory Note in the principal amount of $500,000

    10.21 Form of Noteholder Agreement between Cheniere and Sam B. Myers, Jr. relating to Promissory Note in the principal amount of $500,000

    10.22 Form of Security Agreement between Cheniere and Sam B. Myers, Jr. relating to Promissory Note in the principal amount of $500,000

    10.23 Seventh Amendment to the Exploration Agreement between FX Energy, Inc. (now known as Cheniere Operating) and Zydeco

    10.24 Form of Letter Agreement between Cheniere and Sam B. Myers, Jr. regarding Promissory Note Extension

    21.1      Subsidiaries of Cheniere Energy, Inc.

    27.1      Financial Data Schedule

(b)  Reports On Form 8-K

     The Company filed Current Reports on Form 8-K on June 9, 1997, regarding a change in accountants, and on August 7, 1997, and August 25, 1997, each regarding Sales of Equity Securities Pursuant to Regulation S.

     The Company filed a Current Report on Form 8-K on June 25, 1997, regarding amended interim financials.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                    CHENIERE ENERGY, INC.

                                    By:    /s/ Walter L. Williams
                                       ----------------------------------
                                       President and Chief Executive Officer


Date: October 13, 1997

                                 EXHIBIT INDEX


Exhibit No.  Description
-----------  -----------

   3.1 Amended and Restated Certificate of Incorporation of Cheniere Energy, Inc. ("Cheniere") (Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement under the Securities Act of 1933 on Form S-1 filed on August 27, 1996 (File No. 333-10905))

   3.2 By-laws of Cheniere (Incorporated by reference to Exhibit 3.2 of the Company's Amendment No. 1 on Form S-1 filed on August 27, 1996 (File No. 333-10905))

   4.1 Specimen Common Stock Certificate of Cheniere (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement under the Securities Act of 1933 on Form S-1 filed on August 27, 1996 (File No. 333-10905))

  10.1 Exploration Agreement between FX Energy, Inc. (now known as Cheniere Energy Operating Co., Inc. ("Cheniere Operating")) and Zydeco Exploration, Inc. ("Zydeco") (Incorporated by reference to
             Exhibit 10.1 of the Company's Registration Statement under the Securities Act of 1933 on Form S-1 filed on August 27, 1996 (File No. 333-10905))

  10.2 First Amendment to the Exploration Agreement between FX Energy, Inc. (now known as Cheniere Operating) and Zydeco (Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement under the Securities Act of 1933 on Form S-1 filed on August 27, 1996 (File No. 333-10905))

  10.3 Second Amendment to the Exploration Agreement between FX Energy, Inc. (now known as Cheniere Operating) and Zydeco (Incorporated by reference to Exhibit 10.3 of the Company's Registration Statement under the Securities Act of 1933 on Form S-1 filed on August 27, 1996 (File No. 333-10905))

  10.4 Third Amendment to the Exploration Agreement between FX Energy, Inc. (now known as Cheniere Operating) and Zydeco (Incorporated by reference to Exhibit 10.4 of the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K filed on November 27, 1996 (File No. 2-63115))

  10.5 Form of Regulation D Subscription Agreement between Cheniere Operating and certain "accredited investors" (Incorporated by reference to Exhibit 10.5 of the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K filed on November 27, 1996 (File No. 2-63115))

  10.6 Form of Noteholders Agreement between Cheniere and the holders of promissory notes in the aggregate principal amount of $425,000 (Incorporated by reference to Exhibit 10.4 of the Company's Registration Statement under the Securities Act of 1933 on Form S-1 filed on August 27, 1996 (File No. 333-10905))

  10.7 Form of Warrant Agreement governing warrants of Cheniere issued in exchange for warrants of Cheniere Operating (which were issued pursuant to the Noteholders Agreement) (Incorporated by reference to Exhibit 10.5 of the Company's Registration Statement under the Securities Act of 1933 on Form S-1 filed on August 27, 1996 (File No. 333-10905))

  10.8 Asset Transfer, Assignment and Assumption Agreement between Bexy Communications, Inc. and Mar Ventures, Inc. (Incorporated by reference to Exhibit 10.6 of the Company's Registration Statement under the Securities Act of 1933 on Form S-1 filed on August 27, 1996 (File No. 333-10905))

  10.9 Indemnification Agreement between Buddy Young, Cheniere, Cheniere Operating and the shareholders of Cheniere Operating named therein (Incorporated by reference to Exhibit 10.7 of the Company's Registration Statement under the Securities Act of 1933 on Form S-1 filed on August 27, 1996 (File No. 333-10905))

  10.10 Form of Warrant Agreement between Cheniere and each of C.M. Blair, W.M. Foster & Co., Inc. and Redliw Corp. (Incorporated by reference to Exhibit 10.8 of the Company's Registration Statement under the Securities Act of 1933 on Form S-1 filed on August 27, 1996 (File No. 333-10905))

  10.11 Consulting Agreement between Cheniere and Buddy (Incorporated by reference to Exhibit 10.9 of the Company's Registration Statement under the Securities Act of 1933 on Form S-1 filed on August 27, 1996 (File No. 333-10905))

  10.12 Letter Agreement between Cheniere and Buddy Young regarding reverse splits of the Common Stock (Incorporated by reference to Exhibit
             10.10 of the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10- filed on November 27, 1996 (File No. 2-63115))

  10.13 Fourth Amendment to the Exploration Agreement between FX Energy, Inc. (now known as Cheniere Operating) and Zydeco (Incorporated by reference to Exhibit 10.12 of the Company's Registration Statement under the Securities Act of 1933 on Form S-1 filed on March 17, 1997 (File No. 333-23421))

  10.14 Form of Letter Agreement between Cheniere and certain purchasers of Common Stock pursuant to Regulation S (Incorporated by reference to Exhibit 10.13 of the Company's Registration Statement under the Securities Act of 1933 on Form S-1 filed on March 17, 1997 (File No. 333-23421))

  10.15 Form of Warrant Agreement governing warrants issued in unit offering to each of Western Slopes, Ltd. and Great Heritage Holdings, Ltd.

  10.16      Form of Warrant Agreement between Cheniere and Reefs & Co., Ltd.

  10.17 Form of Warrant Agreement governing warrants issued pursuant to Noteholders Agreement

  10.18 Fifth Amendment to the Exploration Agreement between FX Energy, Inc. (now known as Cheniere Operating) and Zydeco

  10.19 Sixth Amendment to the Exploration Agreement between FX Energy, Inc. (now known as Cheniere Operating) and Zydeco

  10.20 Form of Letter Agreement between Cheniere and Sam B. Myers, Jr. regarding Promissory Note in the principal amount of $500,000

  10.21 Form of Noteholder Agreement between Cheniere and Sam B. Myers, Jr. relating to Promissory Note in the principal amount of $500,000

  10.22 Form of Security Agreement between Cheniere and Sam B. Myers, Jr. relating to Promissory Note in the principal amount of $500,000

  10.23 Seventh Amendment to the Exploration Agreement between FX Energy, Inc. (now known as Cheniere Operating) and Zydeco

  10.24 Form of Letter Agreement between Cheniere and Sam B. Myers, Jr. regarding Promissory Note Extension

  21.1       Subsidiaries of Cheniere Energy, Inc.

  27.1       Financial Data Schedule