Form 10-K/A
period 1997-08-31
CHENIERE ENERGY INC
filed 1997-10-15
CIK 3570

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                _______________

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


                                    CHENIERE ENERGY, INC.

                                    By:    /s/ Walter L. Williams
                                       ----------------------------------
                                       President and Chief Executive Officer


Date: October 13, 1997

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                         DATE
---------                           -----                         ----

/S/ CHARIF SOUKI               Co-Chairman of the Board         October 15, 1997
------------------------       Secretary
    Charif Souki

/S/ WILLIAM D. FORSTER         Co-Chairman of the Board         October 15, 1997
------------------------
    William D. Forster

/S/ WALTER L. WILLIAMS         President and Chief Executive    October 15, 1997
------------------------       Officer, Director
    Walter L. Williams

/S/ EFREM ZIMBALIST, III       Director                         October 15, 1997
------------------------
    Efrem Zimbalist, III

/S/ KENNETH R. PEAK            Director                         October 15, 1997
------------------------
    Kenneth R. Peak