Form 10-Q
period 1997-11-30
CHENIERE ENERGY INC
filed 1998-01-14
CIK 3570

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 -------------

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1997


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

As of January 12, 1998, there were 14,457,866 shares of Cheniere Energy, Inc. Common Stock, $.003 par value, issued and outstanding.


================================================================================

                             CHENIERE ENERGY, INC.
                               INDEX TO FORM 10-Q

                                                                                Page
                                                                                ----
PART I.  FINANCIAL INFORMATION

         Item 1. Consolidated Financial Statements

                 Consolidated Balance Sheet...................................   3

                 Consolidated Statement of Operations.........................   4

                 Consolidated Statement of Stockholders' Equity...............   5

                 Consolidated Statement of Cash Flows.........................   6

                 Notes to Consolidated Financial Statements...................   7

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations....................................   9

PART II. OTHER INFORMATION

         Item 2. Changes in Securities........................................  11

         Item 6. Exhibits and Reports on Form 8-K.............................  11

SIGNATURES....................................................................  12

                     CHENIERE ENERGY, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEET



                                                                  November 30,         August 31,
                                                                     1997                 1997
                            ASSETS                                ------------         -----------
                            ------                                (Unaudited)
CURRENT ASSETS
 Cash                                                             $     26,989         $    234,764
 Accounts Receivable                                                    95,033                -
 Prepaid Expenses and Other Current Assets                              20,284               57,141

                                                                  ------------         ------------
    TOTAL CURRENT ASSETS                                               142,306              291,905

OIL AND GAS PROPERTIES, full cost method
 Unevaluated                                                        13,521,811           13,500,000

FIXED AND OTHER ASSETS                                                  64,055               49,807
                                                                  ------------         ------------
    TOTAL ASSETS                                                  $ 13,728,172         $ 13,841,712
                                                                  ============         ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

CURRENT LIABILITIES
 Accounts Payable and Accrued Liabilities                         $    513,665         $    388,291
 Note Payable - Related Party                                             -                 500,000
                                                                  ------------         ------------
    TOTAL LIABILITIES                                                  513,665              888,291
                                                                  ------------         ------------

STOCKHOLDERS' EQUITY
 Preferred Stock - $.0001 Par Value
  Authorized 5,000,000 and 1,000,000 shares,
  at November 30 and August 31, 1997 respectively;
  None Issued and Outstanding
 Common Stock - $.003 Par Value
  Authorized 45,000,000 and 20,000,000 shares,
  Issued and Outstanding 14,357,866 and 14,160,866
  at November 30 and August 31, 1997, respectively                      43,074               42,483
 Additional Paid-in-Capital                                         15,225,131           14,709,253
 Deficit Accumulated During the Development Stage                   (2,053,697)          (1,798,315)
                                                                  ------------         ------------
    TOTAL STOCKHOLDERS' EQUITY                                      13,214,507           12,953,421
                                                                  ------------         ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 13,728,172         $ 13,841,712
                                                                  ============         ============


        The accompanying notes are an integral part of the financial statements.

                      CHENIERE ENERGY, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)




                                                                     For the Three Months
                                                                      Ended November 30,            Cumulative
                                                                  --------------------------       from the Date
                                                                      1997          1996            of Inception
                                                                  -----------    -----------      ----------------
Revenue                                                           $      -      $    -            $       -
                                                                  -----------    -----------      ----------------

General and Administrative Expenses                                   303,975        145,928             2,121,250

Interest Expense                                                        2,551         13,689                41,552
                                                                  -----------    -----------      ----------------

                                                                      306,526        159,617             2,162,802
                                                                  -----------    -----------      ----------------

Loss from Operations Before Other Income
 and Income Taxes                                                    (306,526)      (159,617)           (2,162,802)

Interest Income                                                        51,144          1,501               109,105
                                                                  -----------    -----------      ----------------

Loss From Operations Before Income Taxes                             (255,382)      (158,116)           (2,053,697)

Provision for Income Taxes                                               -              -                   -

Net Loss                                                          $  (255,382)   $  (158,116)     $     (2,053,697)
                                                                  ===========    ===========      ================

Net Loss Per Share                                                $     (0.02)   $     (0.02)     $          (0.18)
                                                                  ===========    ===========      ================
Weighted Average Number of Shares Outstanding                      14,326,130     10,310,670            11,540,244
                                                                  ===========    ===========      ================

   The accompanying notes are an integral part of the financial statements.

                      CHENIERE ENERGY, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)



                                                           Common Stock            Additional                         Total
                                                    --------------------------      Paid-In           Retained     Stockholders'
                                       Per Share       Shares         Amount        Capital            Deficit         Equity
                                       ---------    -----------    -----------     -----------      -----------    --------------

Sale of Shares on April 9, 1996        $   0.012      6,242,422    $    18,727     $    56,276        $       -    $       75,003
Sale of Shares on May 5, 1996              1.50       2,000,000          6,000       2,994,000                -         3,000,000
Issuance of Shares to an Employee
 on July 1, 1996                           1.00          30,000             90          29,910                -            30,000
Issuance of Shares in Reorganization to
 Former Bexy Shareholders                     -         600,945          1,803          (1,803)               -                 -
Sale of Shares on July 30, 1996            2.00          50,000            150          99,850                -           100,000
Sale of Shares on August 1, 1996           2.00         508,400          1,525       1,015,275                -         1,016,800
Sale of Shares on August 30, 1996          2.00         500,000          1,500         998,500                -         1,000,000
Expenses Related to Offering                  -               -              -        (686,251)               -          (686,251)
Issuance of Warrants                          -               -              -          12,750                -            12,750
Net Loss                                      -               -              -               -         (121,847)         (121,847)
                                                    -----------    -----------     -----------      -----------    --------------
Balance - August 31, 1996                             9,931,767         29,795       4,518,507         (121,847)        4,426,455

Sale of Shares on September 12, 1996       2.00          50,000            150          99,850                -           100,000
Sale of Shares on September 16, 1996       2.00          80,250            241         160,259                -           160,500
Conversion of Debt                         2.00         105,000            315         209,685                -           210,000
Sale of Shares on October 30, 1996         2.25         457,777          1,373       1,028,627                -         1,030,000
Issuance of Warrants                          -               -              -           6,450                -             6,450
Sale of Shares on December 6, 1996         2.25         475,499          1,426       1,068,448                -         1,069,874
Sale of Shares on December 9, 1996         2.50         400,000          1,200         998,800                -         1,000,000
Sale of Shares on December 11, 1996        2.25          22,222             67          49,933                -            50,000
Sale of Shares on December 19, 1996        2.50         200,000            600         499,400                -           500,000
Sale of Shares on December 20, 1996        2.50         220,000            660         549,340                -           550,000
Sale of Shares on February 28, 1997        4.25  *      352,947          1,059       1,498,967                -         1,500,026
Sale of Shares on March 4, 1997            4.25  *      352,947          1,059       1,498,966                -         1,500,025
Sale of Shares on May 22, 1997             3.00         535,000          1,605       1,603,395                -         1,605,000
Issuance of Shares to Adjust Prices of
 Shares Sold on February 28 and
  March 4, 1997                               -  *      294,124            883            (883)               -                 -
Sale of Shares on June 26, 1997            3.00          33,333            100          99,900                -           100,000
Sale of Shares on July 24, 1997            3.00         250,000            750         749,250                -           750,000
Issuance of Shares in Connection with
 Financial Advisory Services               3.125        200,000            600         624,400                -           625,000
Sale of Shares on July 30, 1997            3.00         100,000            300         299,700                -           300,000
Sale of Shares on August 19, 1997          3.00         100,000            300         299,700                -           300,000
Expenses Related to Offering                  -               -              -      (1,153,441)               -        (1,153,441)
Net Loss                                      -               -              -               -       (1,676,468)       (1,676,468)
                                                    -----------    -----------     -----------      -----------    --------------
Balance - August 31, 1997                            14,160,866         42,483      14,709,253       (1,798,315)       12,953,421

Sale of Shares on September 15, 1997       3.00          67,000            201         200,799                -           201,000
Sale of Shares on September 16, 1997       3.00         130,000            390         389,610                -           390,000
Expenses Related to Offerings                                 -              -         (74,531)               -           (74,531)
Net Loss                                                      -              -               -         (255,382)         (255,382)
                                                    -----------    -----------     -----------      -----------    --------------
Balance - November 30, 1997                          14,357,866    $    43,074     $15,225,131      $(2,053,697)   $   13,214,508
                                                    ===========    ===========     ===========      ===========    ==============

* Additional shares were issued to the purchasers of shares sold on February 28, 1997 and March 4, 1997 pursuant to the terms of those sales.

                             The accompanying notes are an integral part of the financial statements.

                      CHENIERE ENERGY, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                                     For the Three Months
                                                                      Ended November 30,            Cumulative
                                                                  --------------------------       from the Date
                                                                      1997          1996            of Inception
                                                                  -----------    -----------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                         $  (255,382)   $  (158,116)     $     (2,053,697)
 Adjustments to Reconcile Net Loss to
  Net Cash Used by Operating Activities:
 Depreciation                                                           2,203          2,023                14,074
 Compensation Paid in Common Stock                                          -              -               654,400
 (Increase) in Accounts Receivable                                    (95,033)             -               (95,033)
 (Increase) Decrease in Prepaid Expenses and Other Current Assets      36,857         (1,822)              (20,284)
 Increase in Accounts Payable and Accrued Liabilities                 125,374         81,290               513,665
                                                                  -----------    -----------      ----------------

NET CASH USED BY OPERATING ACTIVITIES                                (185,981)       (76,625)             (986,875)
                                                                  -----------    -----------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of Furniture, Fixtures and Equipment                         (1,451)        (6,180)              (63,129)
 Increase in Other Assets                                             (15,000)             -               (15,000)
 Proceeds from Sale of Oil and Gas Seismic Data                        46,000              -                46,000
 Investment in 3-D Exploration Program                                (67,811)    (2,000,000)          (13,567,811)
                                                                  -----------    -----------      ----------------

NET CASH USED BY INVESTING ACTIVITIES                                 (38,262)    (2,006,180)          (13,599,940)
                                                                  -----------    -----------      ----------------

CASH FLOWS FROM FINANCIAL ACTIVITIES:
 Proceeds from Note Issuance                                                -              -               925,000
 Repayment of Note                                                   (500,000)             -              (715,000)
 Sale of Common Stock                                                 591,000      1,290,500            16,298,828
 Issuance of Warrants                                                       -          6,450                19,200
 Offering Costs                                                       (74,531)      (367,760)           (1,914,223)
 Advances for Issuance of Common Stock                                      -        384,985                     -
                                                                  -----------    -----------      ----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                              16,469      1,314,175            14,613,805
                                                                  -----------    -----------      ----------------
NET (DECREASE) INCREASE IN CASH                                      (207,775)      (768,630)               26,989
                                                                  -----------    -----------      ----------------

CASH - BEGINNING OF PERIOD                                            234,764      1,093,180                     -
                                                                  -----------    -----------      ----------------
CASH - END OF PERIOD                                                   26,989        324,550                26,989
                                                                  -----------    -----------      ----------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash Paid for Interest                                           $     6,718    $     8,570      $         22,353
                                                                  ===========    ===========      ================

 Cash Paid for Income Taxes                                       $         -    $         -      $              -
                                                                  ===========    ===========      ================

                             The accompanying notes are an integral part of the financial statements.

                      CHENIERE ENERGY, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
     The unaudited consolidated financial statements of Cheniere Energy, Inc. ("Cheniere" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation, have been included.

     For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K, as amended, for the year ended August 31, 1997. Interim results are not necessarily indicative of results to be expected for the full fiscal year ended August 31, 1998.

     The Company is currently a development stage enterprise and reports as such under the provisions of SFAS No. 7. The Company's future business will be in the field of oil and gas exploration and exploitation.


NOTE 2 - NOTE PAYABLE - RELATED PARTY
     On July 31, 1997, Cheniere borrowed $500,000 from a related party, evidenced by a promissory note bearing interest at 10% per annum and due on August 29, 1997. On August 28, 1997, the maturity date was extended to September 29, 1997. On September 19, 1997, the note was repaid in full with interest. All collateral securing the note has been released.


NOTE 3 - COMMON STOCK ISSUANCE
     During September 1997, pursuant to Regulation S promulgated under the Securities Act of 1933, the Company sold an aggregate of 197,000 shares of Common Stock to two offshore investors for gross proceeds of $591,000 and net proceeds of $531,900.


NOTE 4 - STOCK OPTIONS
     On September 29, 1997, the Company's Board of Directors elected a new outside director. This director was granted options to purchase 25,000 shares of the Company's Common Stock at an exercise price of $3.00 per share, the quoted market price on the date of grant. These options vest 12,500 on September 29, 1998, and 12,500 on September 29, 1999, and will expire on September 29, 2002. Also on September 29, 1997, the Company granted to each of two outside directors options to acquire 10,000 shares of the Company's Common Stock at an exercise price of $3.00 per share, the quoted market price on the date of grant. These options will vest one year from the date of grant and will expire five years from the date of grant. All of the options described in this
Note 4 were issued pursuant to an exemption from the securities registration provisions of the Securities Act of 1933 contained in Section 4(2).

                      CHENIERE ENERGY, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 5 - SUBSEQUENT EVENTS
     In December 1997, Cheniere completed the private placement of a $4 million bridge financing. The senior term notes issued by Cheniere mature March 15, 1998 and are extendible at the option of the Company to September 15, 1998. Proceeds from the bridge financing will be used to fund the Company's ongoing activities related to its 3-D seismic exploration project in Cameron Parish, Louisiana. Payment by Cheniere of $2.9 million on December 31, 1997 completed the Company's payment obligation to earn a 50% interest in the project.

     In connection with the bridge financing, Cheniere issued 100,000 shares of common stock and 4-year warrants to purchase 1,333,333 shares of Common Stock at $2-3/8 per share. Annual interest on the senior term notes will accrue at LIBOR plus 4%. If all of the senior term notes are extended, additional warrants to purchase 266,667 shares of Cheniere Common Stock will be issued for each month the notes remain outstanding beyond March 15, 1998. The Company expects to file a Registration Statement to register the Common Stock issued and underlying the warrants no later than April 15, 1998. The bridge financing included two tranches, one domestic, one European. In conjunction with the European tranche, BSR Investments, Ltd., a major shareholder of the company, purchased $2 million of the notes and pledged a portion of its Cheniere Common Stock to fund its participation.

     Also in December 1997, Cheniere announced it is seeking to place privately a $10 million equity offering in the form of 100,000 Units, each Unit being comprised of one share of Series A Convertible Preferred Stock and Warrants to purchase 20 shares of the Company's Common Stock. The Company seeks to complete the equity offering during the first half of 1998. Proceeds from the equity offering will be used to retire the bridge notes and to fund Cheniere's oil and gas exploration activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     GENERAL - Cheniere Energy, Inc. is currently a development stage company and reports as such under the provisions of SFAS No. 7. Accordingly, the Company's unaudited consolidated financial statements and notes thereto relate to the three-month periods ended November 30, 1997 and 1996 and the period from inception (February 21, 1996) to November 30, 1997. These statements, the notes thereto and the consolidated financial statements included in the Company's Annual Report on Form 10-K for the period ended August 31, 1997 contain detailed information that should be referred to in conjunction with the following discussion.

     PRIVATE PLACEMENT OF COMMON SHARES - In September 1997, pursuant to Regulation S promulgated under the Securities Act of 1933, the Company sold an aggregate of 197,000 shares of Common Stock to two offshore investors and received proceeds of $531,900 net of placement fees from such sales. Information regarding each sale is set forth in the table below.

Date       Shares  Price  Proceeds   Fee/Commission    Net Proceeds
----       ------  -----  --------   --------------    ------------
9/15       67,000  $3.00  $201,000      $20,100         $180,900
9/16      130,000  $3.00  $390,000      $39,000         $251,000

     Proceeds from the sales of Common Stock made in September 1997, were used to fund the repayment of the Company's short-term note payable which matured September 29, 1997.


RESULTS OF OPERATIONS

     COMPARISON OF THREE-MONTH PERIODS ENDED NOVEMBER 30, 1997 AND 1996 - The Company's operating results for the three months ended November 30, 1997 reflect a loss of $255,382, or $0.02 per share, compared to a loss of $158,116 or $0.02 per share a year earlier. The Company is in the development stage; accordingly, there continue to be no operating revenues. General and administrative expenses of $309,975 in the three months ended November 30, 1997 were significantly higher than the $145,928 reported for the comparable period a year earlier. The increased expenses include greater professional fees, additional insurance and increased printing costs as well as increased personnel costs. Interest expense of $2,551 was less than the $13,689 reported a year ago due to a decrease in the number of days the Company had interest-bearing obligations outstanding. Cheniere reported interest income of $51,144 in the current-year's quarter compared to $1,501 a year ago. The increase in income relates to an agreement that interest earned from inception to date on funds advanced by the Company to its exploration joint venture inures to the benefit of Cheniere.


LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has funded its capital expenditures and working capital requirements through private placements of equity securities and short-term debt issuances. Since its inception in February 1996, Cheniere has raised $16.3 million through the sale of its Common Stock.

     The Company expects drilling operations to commence on more than one prospect in the 3-D Exploration Program during 1998. The related capital needs of the Company will depend upon the level of participation it chooses to retain in the drilling projects. The Company expects to finance such activities through additional private placements of equity securities, short-term debt issuances or the partial sale of its interest in the projects.

     At November 30, 1997, total assets were $13,728,172 compared to $13,841,712 at August 31, 1997. The decrease in assets is due primarily to the Company's repayment of a $500,000 short-term note payable and to its operating loss for the three months, offset by the proceeds from the issuance of Common Stock

     The Company's balance sheet at November 30, 1997 reflected current assets of $142,306 and current liabilities of $513,665. In addition, Cheniere had a contractual commitment to make a payment of $2.9 million on December 31, 1997 in order to earn a 50% interest in its 3-D Exploration Program. The Company has no long term liabilities.

     In December 1997, the Company completed a $4,000,000 bridge financing and used a portion of the proceeds to meet its $2.9 million obligation to earn the full 50% interest in its joint venture 3-D Exploration Program. It also initiated a $10,000,000 offering of 100,000 units each comprised of one share of the Company's Preferred Stock and warrants to purchase 20 shares of Cheniere Common Stock. The Company seeks to complete the equity offering during the first half of 1998. Proceeds will be used to retire the bridge notes and to fund additional exploration expenditures.


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

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

The information contained in Note 4 to the Consolidated Financial Statements is incorporated herein by reference.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held an annual meeting of its shareholders on November 5, 1997. The following individuals, were nominated to be elected to the Board of Directors:
William D. Forster, Kenneth R. Peak, Charif Souki, Walter L. Williams and Efrem Zimbalist III. In addition to the election of Directors, the following matters were submitted to a vote: the adoption of the 1997 Stock Option Plan; the Amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock, par value of $.003 per share, to 40,000,000 shares and to increase the number of authorized shares of Preferred Stock, par value $.0001 per share, to 5,000,000 shares; and the ratification and approval of the appointment of Merdinger, Fruchter, Rosen and Corso, P.C. as auditors of the Company. The results of voting on these matters is summarized in the following table:


                                                 Votes           Abstentions or
Description                     Votes For       Against         Broker Non-Votes
-----------------------------  ------------  --------------  ----------------------
William D. Forster              10,464,736       - 0 -                  - 0 -
Kenneth R. Peak                 10,464,736       - 0 -                  - 0 -
Charif Souki                    10,464,736       - 0 -                  - 0 -
Walter L. Williams              10,464,736       - 0 -                  - 0 -
Efrem Zimbalist III             10,464,736       - 0 -                  - 0 -
1997 Stock Option Plan           7,233,003      87,049              3,144,726
Approve Auditors                10,460,727       4,051                  - 0 -

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Each of the following exhibits is filed herewith:

Exhibit No.    Description
-----------    -----------
   3.3         Amendment to Amended and Restated Certificate of Incorporation to
               increase the number of authorized shares of Common Stock from 20,000,000 to 40,000,000 and to increase the number of authorized shares of Preferred Stock from 1,000,000 to 5,000,000.

  10.25        Cheniere Energy, Inc. 1997 Stock Option Plan.


  27.1         Financial Data Schedule

(b) The following reports on Form 8-K were filed for the three months ended November 30, 1997:

   Current Report on Form 8-K, filed on September 24, 1997 under Item 5 reporting the repayment by Cheniere of a $500,000 short-term note and the extension of payments due under the Company's 3-D Exploration Agreement until December 31, 1997, and under Item 9 reporting the sale of 197,000 shares of Common Stock pursuant to Regulation S under the Securities Act of 1933,

   Current Report on Form 8-K, filed on October 10, 1997 under Item 5 reporting a new outside director appointment and management changes.


                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CHENIERE ENERGY, INC.

                                    /s/ Don A. Turkleson
                                    -------------------------------------------
                                    Don A. Turkleson
                                    Chief Financial Officer

                                    Date:  January 14, 1998