Form 10-Q
period 1998-02-28
CHENIERE ENERGY INC
filed 1998-04-14
CIK 3570

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1998

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

                                  95-4352386
                         (I. R. S. Identification No.)

                         1200 SMITH STREET, SUITE 1740
                                HOUSTON, TEXAS
                   (Address or principal place of business)

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

As of April 8, 1998, there were 14,987,866 shares of Cheniere Energy, Inc. Common Stock, $.003 par value, issued and outstanding.

================================================================================

                             CHENIERE ENERGY, INC
                              INDEX TO FORM 10-Q


                                                                               Page
                                                                               ----
PART I.  FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements................................   3

          Consolidated Balance Sheet..........................................   3

          Consolidated Statement of Operations................................   4

          Consolidated Statement of Stockholders' Equity......................   5

          Consolidated Statement of Cash Flows................................   6

          Notes to Consolidated Financial Statements..........................   7

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations............................................   9

PART II.  OTHER INFORMATION

     Item 2. Changes in Securities and Use of Proceeds........................  12

     Item 5. Other Information................................................  12

     Item 6. Exhibits and Reports on Form 8-K.................................  12

SIGNATURES....................................................................  12


                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEET


                                                                    February 28,         August 31,
                                                                        1998                1997
                                                                  -----------------   -----------------
                         ASSETS                                     (Unaudited)
CURRENT ASSETS
   Cash                                                                $   201,260         $   234,764
   Accounts receivable                                                         287                   -
   Loan Costs                                                              171,528                   -
   Prepaid Expenses and Other Current Assets                               109,098              57,141
                                                                       ------------        ------------
     TOTAL CURRENT ASSETS                                                  482,173             291,905

OIL AND GAS PROPERTIES, full cost method
  Unevaluated                                                           17,425,406          13,500,000

FIXED AND OTHER ASSETS                                                      90,854              49,807
                                                                       ------------        ------------

     TOTAL ASSETS                                                      $17,998,433         $13,841,712
                                                                       ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable and Accrued Liabilities                            $   882,467         $   388,291
   Notes Payable                                                         4,000,000                   -
   Note Payable - Related Party                                                  -             500,000
                                                                       ------------        ------------

     TOTAL LIABILITIES                                                   4,882,467             888,291
                                                                       ------------        ------------

STOCKHOLDERS' EQUITY
   Common Stock- $.003 Par Value
     Authorized 45,000,000 and 20,000,000 shares,
     Issued and Outstanding 14,457,866 and 14,160,866
    at February 28, 1998 and August 31, 1997, respectively                  43,374              42,483
   Preferred Stock- Authorized 5,000,000 and 1,000,000
     shares at February 28, 1998 and August 31, 1997,
     respectively; None Issued and Outstanding                                   -                   -
   Additional Paid-in-Capital                                           15,563,331          14,709,253
   Deficit Accumulated During the Development Stage                     (2,490,738)         (1,798,315)
                                                                       ------------        ------------

     TOTAL STOCKHOLDERS' EQUITY                                         13,115,966          12,953,421
                                                                       ------------        ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $17,998,433         $13,841,712
                                                                       ============        ============

   The accompanying notes are an integral part of the financial statements.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                For the Three Months             For the Six Months
                                                 Ended February 28,               Ended February 28,           Cumulative
                                            --------------------------        ---------------------------     from the Date
                                               1998            1997              1998             1997         of Inception
                                            ----------      -----------       ----------       ----------     -------------
Revenue                                     $      -        $        -        $        -       $        -      $        -
                                            ---------       ----------        ----------       ----------      -----------
General and Administrative Expenses           280,411          165,765           584,386          311,693        2,401,661

Interest Expense                              167,386            1,313           169,938           15,002          208,939
                                            ---------       ----------        ----------       ----------      -----------
                                              447,797          167,078           754,324          326,695        2,610,600
                                            ---------       ----------        ----------       ----------      -----------
Loss from Operations Before Other Income
  and Income Taxes                           (447,797)        (167,078)         (754,324)        (326,695)      (2,610,600)

Interest Income                                10,756           20,495            61,900           21,996          119,861
                                            ---------       ----------        ----------       ----------      -----------
Loss From Operations Before Income Taxes     (437,041)        (146,583)         (692,424)        (304,699)      (2,490,738)

Provision for Income Taxes                          -                -                 -                -                -
                                           ----------       ----------        ----------       ----------      -----------
Net Loss                                    ($437,041)       ($146,583)        ($692,424)       ($304,699)     $(2,490,738)
                                          ===========       ==========        ==========       ==========      ===========
Net Loss Per Share                             ($0.03)          ($0.01)           ($0.05)          ($0.03)          ($0.21)
                                           ==========       ==========        ==========       ==========      ===========
Weighted Average Number of Shares
  Outstanding                              14,442,310       11,757,696        14,383,899       11,036,471       11,918,227
                                           ==========       ==========        ==========       ==========      ===========

   The accompanying notes are an integral part of the financial statements.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                           Common Stock          Additional                       Total
                                                    -------------------------     Paid-In        Retained     Stockholders'
                                         Per Share    Shares         Amount        Capital        Deficit         Equity
                                         ---------  ----------      ---------     ---------      ----------     ----------
Sale of Shares on April 9, 1996            $0.012    6,242,422        $18,727     $  56,276      $        -      $  75,003
Sale of Shares on May 5, 1996                1.50    2,000,000          6,000     2,994,000               -      3,000,000
Issuance of Shares to an Employee
   on July 1, 1996                           1.00       30,000             90        29,910               -         30,000
Issuance of Shares in Reorganization to
   Former Bexy Shareholders                     -      600,945          1,803        (1,803)              -              -
Sale of Shares on July 30, 1996              2.00       50,000            150        99,850               -        100,000
Sale of Shares on August 1, 1996             2.00      508,400          1,525     1,015,275               -      1,016,800
Sale of Shares on August 30, 1996            2.00      500,000          1,500       998,500               -      1,000,000
Expenses Related to Offering                    -            -              -      (686,251)              -       (686,251)
Issuance of Warrants                            -            -              -        12,750               -         12,750
Net Loss                                        -            -              -             -        (121,847)      (121,847)
                                                    ----------        -------   -----------   -------------    -----------
Balance - August 31, 1996                            9,931,767         29,795     4,518,507        (121,847)     4,426,455

Sale of Shares on September 12, 1996         2.00       50,000            150        99,850               -        100,000
Sale of Shares on September 16, 1996         2.00       80,250            241       160,259               -        160,500
Conversion of Debt                           2.00      105,000            315       209,685               -        210,000
Sale of Shares on October 30, 1996           2.25      457,777          1,373     1,028,627               -      1,030,000
Issuance of Warrants                            -            -              -         6,450               -          6,450
Sale of Shares on December 6, 1996           2.25      475,499          1,426     1,068,448               -      1,069,874
Sale of Shares on December 9, 1996           2.50      400,000          1,200       998,800               -      1,000,000
Sale of Shares on December 11, 1996          2.25       22,222             67        49,933               -         50,000
Sale of Shares on December 19, 1996          2.50      200,000            600       499,400               -        500,000
Sale of Shares on December 20, 1996          2.50      220,000            660       549,340               -        550,000
Sale of Shares on February 28, 1997          4.25*     352,947          1,059     1,498,967               -      1,500,026
Sale of Shares on March 4, 1997              4.25*     352,947          1,059     1,498,966               -      1,500,025
Sale of Shares on May 22, 1997               3.00      535,000          1,605     1,603,395               -      1,605,000
Issuance of Shares to Adjust Prices of
   Shares Sold on February 28 and March 4       -*     294,124            883          (883)              -              -
Sale of Shares on June 26, 1997              3.00       33,333            100        99,900               -        100,000
Sale of Shares on July 24, 1997              3.00      250,000            750       749,250               -        750,000
Issuance of Shares in Connection with
   Financial Advisory Services              3.125      200,000            600       624,400               -        625,000
Sale of Shares on July 30, 1997              3.00      100,000            300       299,700               -        300,000
Sale of Shares on August 19, 1997            3.00      100,000            300       299,700               -        300,000
Expenses Related to Offering                    -            -              -    (1,153,441)              -     (1,153,441)
Net Loss                                        -            -              -             -      (1,676,468)    (1,676,468)
                                                    ----------        -------   -----------  --------------   ------------
Balance - August 31, 1997                           14,160,866         42,483    14,709,253      (1,798,315)    12,953,421


Sale of Shares on September 15, 1997         3.00       67,000            201       200,799               -        201,000
Sale of Shares on September 16, 1997         3.00      130,000            390       389,610               -        390,000
Expenses related to offerings                                                       (74,531)                       (74,531)
Issuance of Warrants and Shares re
   Bridge Notes on December 15, 1997        2.375      100,000            300       338,200                        338,500
Net Loss                                                     -              -             -        (692,423)      (692,423)
                                                    ----------        -------   -----------     -----------    -----------
Balance - February 28, 1998                         14,457,866        $43,374   $15,563,331     $(2,490,738)   $13,115,966
                                                    ==========        =======   ===========     ===========    ===========

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

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                For the Six Months
                                                                                Ended February 28,               Cumulative
                                                                       ----------------------------------       from the Date
                                                                            1998                 1997           of Inception
                                                                       --------------         -----------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                              $ (692,423)         $ (304,699)       $(2,490,738)
    Adjustments to Reconcile Net Loss to
       Net Cash Used by Operating Activities:
    Depreciation and Amortization                                             77,438               4,043             89,309
    Compensation Paid in Common Stock                                              -                   -            654,400
    (Increase) in Accounts Receivable                                           (287)                  -               (287)
    (Increase) in Loan Costs                                                (237,500)                  -           (237,500)
    (Increase) in Prepaid Expenses and Other Current Assets                  (51,958)           (148,521)          (109,099)
    Increase (Decrease) in Accounts Payable and Accrued Liabilities          494,176             (96,118)           882,467
   (Decrease) in Advance from Officers                                             -                (961)                 -
                                                                        ------------          -----------      ------------

NET CASH USED BY OPERATING ACTIVITIES                                       (410,554)           (546,256)        (1,211,447)
                                                                        ------------          -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increases in Fixed and Other Assets                                      (52,513)             (6,180)          (114,191)
    Proceeds from Sale of Oil and Gas Seismic Data                            46,000                   -             46,000
    Investment in 3-D Exploration Program                                 (3,971,406)         (3,141,745)       (17,471,406)
                                                                        -------------         -----------      -------------

NET CASH USED BY INVESTING ACTIVITIES                                     (3,977,919)         (3,147,925)       (17,539,597)
                                                                        -------------         -----------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Issuance of Notes                                        4,000,000                   -          4,925,000
    Repayment of Notes Payable                                              (500,000)           (215,000)          (715,000)
    Sale of Common Stock                                                     828,500           5,960,400         16,536,328
    Issuance of Warrants                                                     101,000               6,450            120,200
    Offering Costs                                                           (74,531)           (807,786)        (1,914,223)
    Advances for Issuance of Common Stock                                          -           1,500,025                  -
                                                                        ------------          ----------       ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                  4,354,969           6,444,089         18,952,305
                                                                        ------------          ----------       ------------

NET (DECREASE) INCREASE IN CASH                                              (33,504)          2,749,908            201,260

CASH - BEGINNING OF PERIOD                                                   234,764           1,093,180                  -
                                                                        ------------          ----------       ------------

CASH - END OF PERIOD                                                    $    201,260          $3,843,088       $    201,260
                                                                        ------------          ----------       ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash Paid for Interest                                              $     85,771          $   15,635       $    101,406
                                                                        ============          ==========       ============
    Cash Paid for Income Taxes                                          $          -          $        -       $          -
                                                                        ============          ==========       ============


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


NOTE 3 - NOTES PAYABLE

     In December 1997, Cheniere completed the private placement of a $4,000,000 bridge financing. The senior term notes issued by Cheniere had an initial maturity date of March 15, 1998 and have been extended at the option of the Company to September 15, 1998. Proceeds from the bridge financing are being used to fund the Company's ongoing activities related to its 3-D seismic exploration project in Cameron Parish, Louisiana and for general corporate purposes.

     In connection with the bridge financing, Cheniere issued 100,000 shares of Common Stock and 4-year warrants to purchase 1,333,333 shares of Common Stock at $2-3/8 per share. Annual interest on the senior term notes will accrue at LIBOR plus 4%. Additional warrants to purchase 266,667 shares of Cheniere Common Stock will be issued for each month the notes remain outstanding beyond March 15, 1998. The Common Stock was recorded as a loan cost at the then current market price for the shares. The warrants have been valued at the differential rate between the rate charged (9.9%) and the then estimated market rate (20%), applied to the principal balance outstanding for the initial term of the senior term notes. This value ($101,000) has been credited to additional paid-in capital and $84,000 of this amount has been recorded as interest expense in the current period.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


     The bridge financing included two tranches, one domestic, one European. In conjunction with the European tranche, BSR Investments, Ltd., a major shareholder of the company, purchased $2 million of the notes and pledged a portion of its Cheniere Common Stock to fund its participation.


NOTE 4 - COMMON STOCK ISSUANCE

     During September 1997, pursuant to Regulation S promulgated under the Securities Act of 1933 (the "Act"), the Company sold an aggregate of 197,000 shares of Common Stock to two offshore investors for gross proceeds of $591,000 and net proceeds of $531,900.

     In December 1997, pursuant to Regulation D under the Act, the Company issued 100,000 shares of Common Stock in conjunction with the $4,000,000 bridge financing discussed in Note 3.


NOTE 5 - STOCK OPTIONS

     On September 29, 1997, the Company's Board of Directors elected a new outside director. This director was granted options to purchase 25,000 shares of the Company's Common Stock at an exercise price of $3.00 per share, the quoted market price on the date of grant. These options vest 12,500 on September 29, 1998, and 12,500 on September 29, 1999, and will expire on September 29, 2002. Also on September 29, 1997, the Company granted to each of two outside directors options to acquire 10,000 shares of the Company's Common Stock at an exercise price of $3.00 per share, the quoted market price on the date of grant. These options will vest one year from the date of grant and will expire five years from the date of grant. All of the options described in this
Note 5 were issued pursuant to an exemption from the securities registration provisions of the Securities Act of 1933 contained in Section 4(2).

     In December 1997 and January 1998, the Company granted options to its employees under the Cheniere Energy, Inc. 1997 Stock Option Plan. Options covering a total of 275,000 shares of Common Stock were granted, exercisable at $3.00 per share, vesting 25% at each of the first four anniversaries of the dates of grant and expiring on the fifth anniversary dates of the grants.


NOTE 6 - SUBSEQUENT EVENTS

     In April 1998, the Company completed the private placement pursuant to Regulation D under the Act of 530,000 shares of Common Stock, with gross proceeds of $1,060,000 and net proceeds of $1,018,000. Proceeds are being used to fund the Company's continuing exploration activities and for general corporate purposes.

     Also in April 1998, the Company or its partner was the successful bidder on four offshore tracts offered in the State of Louisiana Mineral Board lease sale. The Company expended approximately $472,000 in the sale. Election by the Company's partner to participate to the full extent provided under the exploration program would result in a reimbursement to Cheniere of approximately $200,000 of these costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     General - Cheniere Energy, Inc. is currently a development stage company, which has not yet begun generating revenues, and reports as such under the provisions of SFAS No. 7. The Company's unaudited consolidated financial statements and notes thereto relate to the three-month and six-month periods ended February 28, 1998 and 1997. These statements, the notes thereto and the consolidated financial statements included in the Company's Annual Report on Form 10-K for the period ended August 31, 1997 contain detailed information that should be referred to in conjunction with the following discussion.

     September Regulation S Private Placement of Common Shares - In September 1997, pursuant to Regulation S promulgated under the Securities Act of 1933, the Company sold an aggregate of 197,000 shares of Common Stock to two offshore investors and received proceeds of $531,900 net of placement fees from such sales. Information regarding each sale is set forth in the table below.


Date    Shares   Price  Proceeds  Fee/Commission  Net Proceeds
-----   ------   -----  --------  --------------  ------------

9/15     67,000  $3.00  $201,000         $20,100      $180,900
9/16    130,000  $3.00  $390,000         $39,000      $251,000

     Proceeds from the sales of Common Stock made in September 1997, were used to fund the repayment of the Company's short-term note payable which matured September 29, 1997.

     December - Regulation D Private Placement of $4,000,000 Bridge Financing with Common Shares and Warrants - In December 1997, Cheniere completed the private placement of a $4,000,000 bridge financing. The senior term notes issued by Cheniere had an initial maturity date of March 15, 1998 and have been extended at the option of the Company to September 15, 1998. Proceeds from the bridge financing are being used to fund the Company's ongoing activities related to its 3-D seismic exploration project in Cameron Parish, Louisiana, including the December 31 payment which secured its 50% ownership in the Cameron Parish exploration project.

     In connection with the bridge financing, Cheniere issued 100,000 shares of common stock and 4-year warrants to purchase 1,333,333 shares of Common Stock at $2-3/8 per share. Annual interest on the senior term notes will accrue at LIBOR plus 4%. Additional warrants to purchase 266,667 shares of Cheniere Common Stock will be issued for each month the notes remain outstanding beyond March 15, 1998

     April - Regulation D Private Placement of Common Shares - In early April 1998, the Company completed the private placement of 530,000 shares of Common Stock, with gross proceeds of $1,060,000 and net proceeds of $1,018,000. Proceeds were used to fund the Company's continuing exploration activities, including participation in the April 8, 1998 Louisiana State of Louisiana Mineral Board lease sale. The Company expended approximately $472,000 in the sale. Election by the Company's partner to participate to the full extent provided under the exploration program would result in a reimbursement to Cheniere of approximately $200,000 of these costs.

Results of Operations

     Comparison of Three-Month Periods Ended February 28, 1998 and 1997 - The Company's operating results for the three months ended February 28, 1998 reflect a loss of $437,041, or $0.03 per share, compared to a loss of $146,583 or $0.01 per share a year earlier. The Company is in the development stage; accordingly, there continue to be no operating revenues. General and administrative expenses of $280,411 in the three months ended February 28, 1998 were higher than the $165,765 reported for the comparable period a year earlier. The increased expenses result from additional personnel who have been hired as the operational activity of the Company has increased. Interest expense of $167,386 was considerably higher than the $1,313 reported a year ago due to the Company's $4,000,000 bridge financing which closed in December 1997. Cheniere reported interest income of $10,756 in the current-year's quarter compared to $20,495 a year ago, varying as a function of funds available for the Company to invest.

     Comparison of Six-Month Periods Ended February 28, 1998 and 1997 - The Company's operating results for the six months ended February 28, 1998 reflect a loss of $692,424, or $0.05 per share, compared to a loss of $304,699 or $0.03 per share a year earlier. General and administrative expenses of $584,386 in the six months ended February 28, 1998 were higher than the $311,693 reported for the comparable period a year earlier. The increased expenses result from additional personnel who have been hired as the operational activity of the Company has increased. Interest expense of $169,938 was considerably higher than the $15,002 reported a year ago due to the Company's $4,000,000 bridge financing which closed in December 1997 Cheniere reported interest income of $61,900 in the current year to date compared to $21,996 a year ago. The increase in income relates to an adjustment resulting from an agreement that interest earned from inception to date on funds advanced by the Company to its exploration joint venture inures to the benefit of Cheniere.


Liquidity and Capital Resources

     Historically, the Company has funded its capital expenditures and working capital requirements through private placements of equity securities and short-term debt issuances. Since its inception in February 1996 through February 28, 1998, Cheniere has raised $16.5 million through the sale of its Common Stock and another $4.9 million in private debt placements. These amounts are supplemented by the Company's April 1998 private placement of an additional $1.0 million.

     The Company expects drilling operations to commence on more than one prospect in the 3-D Exploration Program during 1998. The related capital needs of the Company will depend upon the level of participation it chooses to retain in the drilling projects. The Company expects to finance such activities through the additional placement of its equity securities, short-term debt issuances or the partial sale of its interest in the exploration projects.

     At February 28, 1998, total assets were $17,998,433 compared to $13,841,712 at August 31, 1997. The increase in assets is due primarily to Cheniere's completing its December 31, 1997 payment obligation of $2.9 million to earn a 50% interest in the 3-D seismic exploration program in Cameron Parish, Louisiana. This expenditure was funded through the $4,000,000 bridge financing completed in December.

     The Company's balance sheet at February 28, 1998 reflected current assets of $482,173 and current liabilities of $4,882,467. The Company expects to be able to continue to meet its capital requirements through the additional placement of its equity securities, short-term debt issuances or the partial sale of its interest in exploration projects. The Company has no long term liabilities.

     In November 1997, the Company initiated a $10,000,000 offering of 100,000 units each comprised of one share of the Company's Preferred Stock and warrants to purchase 20 shares of Cheniere Common Stock. Due to market conditions at the time, Cheniere chose to withdraw the offering and to satisfy its immediate capital requirements though the bridge financing completed in December.


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

PART II.  Other Information

Item 2.  Changes in Securities and Use of Proceeds

The information contained in Notes 3, 4 and 5 to the Consolidated Financial Statements is incorporated herein by reference.

Item 5.  Other Information

At a meeting held on April 7, 1998 the Board of Directors of the Company voted to change the fiscal year-end of the Company from August 31 to December 31. The change is being adopted so that as the Company enters into the drilling phase of its exploration program, the financial results of its operations might be presented on a basis deemed to be more comparable to others in its industry.
The Company's current fiscal year-end was originated when it merged with a communications company in 1996. The Company will file a report on Form 10-K covering the transition period from September 1, 1997 through December 31, 1997.

Item  6.  Exhibits and Reports on Form 8-K

(a) Each of the following exhibits is incorporated by reference or filed herewith:

     Exhibit No.          Description
     -----------          -----------
         3.1(a) Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement under the Securities Act of 1933 on Form S-1 filed on August 27, 1996 (File No. 333-10905))

         3.1(b) Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1997 (File No. 0-9092))

         3.2 By-laws (Incorporated by reference to Exhibit 3.2 of the Company's Amendment No. 1 on Form S-1 filed on
                      August 27, 1996 (File No. 333-10905))

         4.1 Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement under the Securities Act of 1933 on Form S-1 filed on August 27, 1996 (File No. 333-10905))

        27.1          Financial Data Schedule


(b) The following reports on Form 8-K were filed for the three months ended February 28, 1998:

     Current Report on Form 8-K, filed on December 18, 1997 under Item 5 reporting the private placement by the Company of $4,000,000 in bridge financing, Common Stock and warrants and the offering (since withdrawn) by the Company of $10,000,000 in convertible preferred stock units.


                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CHENIERE ENERGY, INC.


                                         /s/ Don A. Turkleson
                                         --------------------------------
                                         Don A. Turkleson
                                         Chief Financial Officer
                                         (on behalf of the registrant and as
                                          principal accounting officer)

                                         Date: April 14, 1998