Form 10-K405
period 1997-12-31
CHENIERE ENERGY INC
filed 1998-07-06
CIK 3570

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                _______________

                                   FORM 10-K

[_] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                      OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM SEPTEMBER 1, 1997 TO DECEMBER 31, 1997


                          Commission File No. 0-9092

                             CHENIERE ENERGY, INC.
            (Exact name of registrant as specified in its charter)

                DELAWARE                                      95-4352386
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                       Identification No.)
     1200 SMITH STREET, SUITE 1740
             HOUSTON, TEXAS                                    77002-4312
 (Address of principal executive offices)                      (Zip code)

      Registrant's telephone number, including area code:  (713) 659-1361

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $25,022,902 as of June 30, 1998 (based upon the June 30, 1998 closing sales price of such common stock as reported by the Nasdaq SmallCap Market).

     16,207,082 shares of the registrant's Common Stock were outstanding as of June 30, 1998.

     Documents incorporated by reference: The Form 10-Q filed on January 14, 1998 by the registrant is incorporated herein by reference.

================================================================================

                             CHENIERE ENERGY, INC.

                              INDEX TO FORM 10-K

PART I
Items 1. and 2. Business and Properties.........................................................    3

Item 3. Legal Proceedings.......................................................................   12

Item 4. Submission of Matters to a Vote of Security Holders.....................................   12

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters                      13

Item 6. Selected Financial Data.................................................................   14

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations...   14

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.............................   17

Item 8. Financial Statements and Supplementary Data.............................................   18

PART III

Item 10. Directors and Executive Officers of the Registrant.....................................   33

Item 11. Executive Compensation.................................................................   35

Item 12. Security Ownership of Certain Beneficial Owners and Management.........................   39

Item 13. Certain Relationships and Related Transactions.........................................   40

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K........................   31

SIGNATURES......................................................................................   44

                                    PART I


ITEMS 1. AND 2. BUSINESS AND PROPERTIES

GENERAL

     Cheniere Energy, Inc. is a Delaware corporation engaged in exploration for oil and gas reserves. The terms "Cheniere" and "Company" refer to Cheniere Energy, Inc. and its subsidiaries. The Company principally operates through its wholly-owned subsidiary, Cheniere Energy Operating Co., Inc. ("Cheniere Operating"). Cheniere is a Houston-based company formed for the purpose of oil and gas exploration, development and exploitation. The Company is currently involved in a joint exploration program, which is engaged in the exploration for oil and natural gas along the Gulf Coast of Louisiana, onshore and in the shallow waters of the Gulf of Mexico. The Company commenced its oil and gas activities through such joint program in April 1996.

     The Company has not yet established oil and gas production, nor has it booked proven oil and gas reserves. The Company is currently a development stage enterprise with no operating revenues and no expectation of generating significant operating revenues before 1999.

     Cheniere is involved with one major project, a joint exploration program pursuant to an Exploration Agreement between Cheniere and Zydeco Exploration, Inc. ("Zydeco"), an operating subsidiary of Zydeco Energy, Inc. (the "Exploration Agreement"), with regard to a proprietary 3-D seismic exploration project in southern Louisiana (the "3-D Exploration Program"). Cheniere has earned a 50% participation in the 3-D Exploration Program. The 3-D seismic survey (the "Survey") covers 228 square miles within a 310 square-mile area running three to five miles north and generally eight miles south of the coastline in the most westerly 28 miles of Cameron Parish, Louisiana (the "Survey AMI"). The Survey AMI includes areas outside and adjacent to the Survey over which the 3-D Exploration Program has purchased and plans to purchase non-proprietary seismic data. Cheniere and Zydeco have designated the entire Survey AMI (onshore and offshore) as an area of mutual interest for five years ending May 15, 2001, during which period the two companies may continue to drill, test, and develop prospects within the Survey AMI.

     Field acquisition of seismic data in the Survey was completed in July 1997. Area-wide processing of the data was completed in December 1997. Since beginning its interpretation work in July 1997, Cheniere has identified nine prospects for inclusion in an initial drilling program within the Survey AMI. The Company has leased acreage over most of the prospects in this initial drilling program and expects to begin drilling in late 1998. Interpretation work will continue throughout 1998.

     Cheniere has been publicly traded since July 3, 1996 under the name Cheniere Energy, Inc. The Company's principal executive offices are located at 1200 Smith Street, Suite 1740, Houston, Texas 77002, and its telephone number is
(713) 659-1361.

     On April 7, 1998, the Company's Board of Directors approved a change in fiscal year-end from August 31 to December 31. The change in year-end resulted in a transition period from September 1, 1997 to December 31, 1997. As a result, the Company is filing this Transition Report on Form 10-K for the four-month period ended December 31, 1997.

BUSINESS STRATEGY

     The Company's objective is to expand the net value of its assets by building an oil and gas reserve base in a cost-efficient manner. The Company intends to pursue this objective by following an integrated strategy that includes the following elements:

Focus On Few Projects With Large Reserve Potential

     The Company plans to focus its resources on relatively few projects that possess large reserve potential and favorable risk/reward characteristics. The Company believes that attractive oil and gas exploration opportunities are becoming difficult to identify and develop, and that the expertise of management and staff is best utilized by focusing on like projects that may have a meaningful impact on the value of its shares. Cheniere's current activities are focused on its proprietary 3-D Exploration Program in South Louisiana, an area which the Company believes has significant remaining undiscovered oil and gas reserve potential. The Company continually evaluates new investment opportunities, including exploration projects similar to the 3-D Exploration Program, as well as acquisitions of producing and undeveloped properties.

Maintain A Significant Working Interest In Each Project

     Consistent with its intent to focus on a few meaningful projects, the Company aims to maintain a significant working interest in each project. As an example, Cheniere has earned a 50% participation in the 3-D Exploration Program. Cheniere does not intend to be an operator in this project, but intends to maintain a significant working interest to better leverage its administrative and technical resources and to better influence operator decisions.

Utilize the Latest Exploration, Development and Production Technology

     The Company uses the latest technology to enhance the efficiency and economy of its exploration, development and production efforts. These include the use of advanced 3-D seismic acquisition and processing techniques in the Survey AMI.

Control Overhead Costs

     The Company maintains a small, but experienced working staff, and leverages its talents through relationships with industry partners and outside consultants with appropriate geographic and technical experience. Beginning in July 1997, Cheniere engaged a consulting geophysicist through INEXS (Interactive Exploration Solutions, Inc.), a leading seismic consulting firm in Houston, to complement Zydeco's in-house interpretation effort. Further, in November 1997, Cheniere engaged a consulting geologist to assist in the interpretation process. These consultants became employees of Cheniere on January 1, 1998 and they are continuing to interpret the seismic data from the Survey and to generate prospects from such data.

THE 3-D EXPLORATION PROGRAM IN CAMERON PARISH, LOUISIANA TRANSITION ZONE

     The 3-D Exploration Program is located within an area referred to as the Transition Zone of Louisiana, which defines an area extending roughly three to five miles on either side of the coastline. The Company believes that the Transition Zone, including the westernmost 28 miles of Louisiana coastline that are within the Survey AMI, has significant remaining undiscovered oil and gas reserve potential. Substantial infrastructure along the Gulf Coast and in the shallow Gulf of Mexico should permit Cheniere to lower its development costs compared to those in other geographic regions and facilitate timely development of oil and gas discoveries. The Company's officers and technical staff have extensive experience both onshore and offshore in the Gulf Coast and believe the 3-D Exploration Program is well positioned to evaluate, explore and develop properties in the area.

Exploration Agreement

     Under the terms of the Exploration Agreement and its Amendments, Cheniere was obligated to pay 100% of the Seismic Costs (as defined below) up to $13.5 million, and 50% of the excess of any such costs, to earn a 50% working interest participation in the leasing and drilling of all Prospects (as defined below) generated within the Survey AMI. "Seismic Costs" are defined in the Exploration Agreement to include the following: acquiring and processing seismic data; legal costs; options to lease land and leases of land; and the cost of seismic permits including the seismic permit granted by the State of Louisiana discussed below.

     Under the terms of the Exploration Agreement, Zydeco has the responsibility to perform, or cause to be performed, all of the planning, land, geologic, and interpretative functions necessary to the project, and to design and oversee the acquisition and processing of seismic data, interpret results, acquire leases and generate Prospects. The term "Prospect" is defined in the Exploration Agreement as a block of acreage suitable for exploration including the leasehold, operating, nonoperating, mineral and royalty interests, licenses, permits, and contract rights thereto. Cheniere has the right to review all data and may elect to generate its own Prospects. Neither party to the 3-D Exploration Program is permitted to sell or license the data without the other party's approval.

     Cheniere has paid 100% of the first $13.5 million of Seismic Costs. Cheniere's 50% share of excess Seismic Costs through December 31, 1997, was estimated in the Seventh Amendment to the Exploration Agreement to be approximately $2.9 million, which amount was payable to Zydeco on December 31, 1997. Cheniere made such payment on December 31, 1997, thereby completing its payment obligations to earn a 50% participation in the 3-D Exploration Program.

     The Exploration Agreement includes a joint operating agreement (the "Joint Operating Agreement") providing for the funding of prospect, exploratory and development costs subsequent to completion of the data acquisition, processing, and interpretation phases of the seismic work. Each party will pay its proportionate share of these costs and Zydeco, as operator, will conduct all operations in accordance with the terms of the Joint Operating Agreement.

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

     The entire Survey AMI is located within an existing pipeline infrastructure. As a result, it will generally be more efficient to develop and connect reserves found onshore and in the shallow offshore areas to markets than would be the case for reserves found in the federal waters of the Gulf of Mexico. The Louisiana Gulf Coast/Gulf of Mexico region enjoys easy access to the premium-priced natural gas consumer markets of the East Coast.

Permit and Lease Status Within the Survey AMI

     The Survey AMI covers onshore lands, State Waters, and Federal Outer Continental Shelf ("OCS") acreage. The permit and lease status of the three areas is described below.

     Onshore Area. Lease options were obtained over 28,000 acres, and farmouts had been obtained over 5,000 acres of land lying onshore in the central portion of the Survey AMI prior to the acquisition of the Survey. Subsequent to shooting, individual options were either exercised or dropped as they neared expiration, based on the prospectivity of the area. In addition, onshore acreage has been leased to supplement the exercised options over identified prospects.

     State Waters. On February 14, 1996, the State of Louisiana awarded Zydeco the exclusive right (the "Louisiana Seismic Permit") to shoot and gather seismic data over the 51,360 net unleased acres of Louisiana State Waters (extending to a 3 1/2 mile limit located within the Survey AMI) in the western half of Cameron Parish. The initial term of the Louisiana Seismic Permit was 18 months; and it was extended for an additional six months. As discussed below in "Seismic Results to Date," the shooting and gathering of seismic data has been completed. During the term of the Louisiana Seismic Permit, Zydeco and Cheniere had the exclusive right to nominate blocks of acreage for leasing in the covered state waters. Although the period of exclusivity expired in February 1998, the Company and Zydeco may nominate blocks of acreage for leasing at any time.

     At the State of Louisiana Mineral Board lease sale held on April 8, 1998, Cheniere and Zydeco acquired leases on four tracts, aggregating 1,830 acres. At the State of Louisiana Mineral Board lease sale held on June 10, 1998, Cheniere acquired leases on four tracts, aggregating 381 acres and Zydeco acquired leases on nine tracts, aggregating 5,357 acres. Both Cheniere and Zydeco are continuing negotiations for leasehold interests or drilling rights with several onshore property owners.

     Federal Waters. The Survey AMI includes an area extending southward generally up to 5 miles into federal waters. The Minerals Management Service holds periodic lease sales at which open federal acreage is available for bidding. In the March 1998 federal lease sale, Zydeco acquired leases over 3,095 acres within the Survey AMI, and Cheniere has the right to participate in these leases should it elect to do so.

Seismic Results to Date

     In the fourth quarter of 1996 approximately 12% of the Survey was shot prior to a shutdown for the winter. Shooting resumed in April 1997 and was completed in July 1997. During the winter months, the initial data was processed and the optimal processing sequence was determined for the remainder of the data which was acquired in 1997. A second phase of processed data, created using pre-stack time migration techniques, became available beginning in November 1997 and was completed in December 1997. Interpretation of the Survey data, including prospect generation, continues to be conducted by Cheniere and Zydeco personnel.

Schedule for the 3-D Exploration Program

     Interpretation of the Survey data will continue throughout 1998. Cheniere has identified nine prospects in the West Cameron area of Louisiana for inclusion in an initial drilling program in the area. The drilling program is the first of several which Cheniere expects to be generated within the area and
is expected to be drilled over a 12-month period beginning in late 1998.   The
prospects of the initial program were selected to stay within a reasonable range of drilling depth, cost and risk, while maximizing hydrocarbon exposure. The initial prospects can be tested by wells drilled to depths of 10,000 to 13,000 feet.

     Cheniere and Zydeco have designated the entire Survey AMI (onshore and offshore) as an area of mutual interest for five years ending May 15, 2001, during which period the two companies may continue to drill, test, and develop prospects within the Survey AMI.

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

GOVERNMENT REGULATION

     The Company's oil and gas exploration, production, and related operations are subject to federal and state statutes and extensive rules and regulations promulgated by federal and state agencies. Failure to comply with such laws can result in substantial penalties. The regulatory burden on the oil and gas industry increases the Company's cost of doing business and affects its profitability. Because such laws are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with them.

Production

     In most, if not all, areas in which the Company conducts activities, statutes concerning the production of oil and natural gas authorize administrative agencies to adopt rules which, among others matters, (i) regulate the operation of, and production from, both oil and gas wells, (ii) determine the reasonable market demand for oil and gas, and (iii) establish allowable rates of production. Such regulation may restrict the rate at which the Company's wells may produce oil or gas, with the result that the amount or timing of the Company's revenues could be adversely affected.

MMS Regulation

     The Company conducts certain activities on federal oil and gas leases, which the Minerals Management Service ("MMS") administers. The MMS issues leases through competitive bidding. These leases contain relatively standardized terms and require compliance with detailed MMS regulations and orders pursuant to The Outer Continental Shelf Lands Act ("OCSLA") (which are subject to change by the MMS). For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has adopted regulations requiring offshore production facilities located on the OCS to meet stringent engineering and construction specifications. The MMS also has regulations restricting the flaring or venting of natural gas, and has amended such regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization except under certain limited circumstances. Also, the MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the removal of all production facilities. To cover the various obligations of lessees on the OCS, the MMS generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other surety can be substantial and there is no assurance that the Company will be able to obtain such bonds or other surety in all cases.

     The MMS has issued a notice of proposed rulemaking in which it proposes to amend its regulations governing the calculation of royalties and the valuation of crude oil produced from federal leases. This proposed rule would modify the valuation procedures for both arm's length and non-arm's length crude oil transactions to decrease reliance on oil posted prices and assign a value to crude oil that better reflects its market value, establish a new MMS form for collecting differential data, and amend the valuation procedure for the sale of federal royalty oil. The Company cannot predict what action the MMS will take on this matter, nor can it predict how the Company will be affected by any change to this regulation.

     In April 1997, after two years of study, the MMS withdrew proposed changes to the way it values natural gas for royalty payments and requested comment on two alternative options for natural gas valuation. The changes as originally proposed would have established an alternative market-based method to calculate royalties on certain natural gas sold to affiliates or pursuant to non-arm's length sales contracts. Informal discussions among the MMS and industry officials are continuing, although it is uncertain whether, and what, changes may be proposed regarding gas royalty valuation.

Bonding and Financial Responsibility Requirements

     The Company is required to obtain bonding, or otherwise demonstrate financial responsibility, at varying levels by governmental agencies in connection with obtaining state or federal leases or acting as an owner or operator on such leases or of exploration and production related facilities. These bonds may cover such obligations as plugging and abandonment of unproductive wells, removal and closure of related exploration, production facilities, and pollution liabilities. The costs of such bonding and financial responsibility requirements can be substantial, and there can be no assurance that the Company will be able to obtain such bonds and/or otherwise demonstrate financial responsibility in all cases.

Natural Gas Marketing and Transportation

     FERC regulates the transportation and sale for resale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938 ("NGA") and the Natural Gas Policy Act of 1978 (the "NGPA"). In the past the federal government has regulated the prices at which oil and gas could be sold. Deregulation of wellhead sales in the natural gas industry began with the enactment of the NGPA in 1978. In 1989 Congress enacted the Natural Gas Wellhead Decontrol Act (the "Decontrol Act"). The Decontrol Act removed all NGA and NGPA price and nonprice controls affecting wellhead sales of natural gas effective January 1, 1993. While sales by producers of natural gas can currently be made at uncontrolled market prices, Congress could reenact price controls in the future.

     Commencing in April 1992, the FERC issued its Order No. 636 and related clarifying orders ("Order No. 636"), which, among other things, purported to restructure the interstate natural gas industry and to require interstate pipelines to provide transportation services separate, or "unbundled," from the pipelines' sales of natural gas. Order No. 636 and certain related proceedings have been the subject of a number of judicial appeals and orders on remand by the FERC. Although Order No. 636 has largely been upheld on appeal, several appeals remain pending in related restructuring proceedings. The Company cannot predict when these remaining appeals will be completed or their impact on the Company. FERC continues to address Order 636-related issues (including capacity brokering, alternative and negotiated ratemaking and transportation policy matters) in a number of pending proceedings. It is unclear what impact, if any, increased competition within the natural gas industry under Order Nos. 636, et al. will have on the Company's activities. Although Order No. 636 could provide the Company with additional market access and more fairly applied transportation service rates, Order No. 636 could also subject the Company to more restrictive pipeline imbalance tolerances and greater penalties for violations of these tolerances.

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

     OCSLA requires that all pipelines operating on or across the OCS provide open-access, non-discriminatory service. Although FERC has opted not to impose the regulations of Order No. 509, in which FERC implemented OCSLA, on gatherers and other non-jurisdictional entities, FERC has retained the authority to exercise jurisdiction over those entities if necessary to permit non-discriminatory access to service on OCS. In this regard, FERC issued a Statement of Policy ("Policy Statement") regarding the application of its jurisdiction under the NGA and OCSLA over natural gas facilities and service on OCS. In the Policy Statement FERC concluded that facilities located in water depths of 200 meters or more shall be presumed to have a primary purpose of gathering up to the point of interconnection with the interstate pipeline grid. FERC has determined that gathering facilities are outside of its jurisdiction. While it is not possible to determine what the actual impact of this new policy will be since FERC has determined that it will no longer regulate the rates and services of OCS transmission facilities under the NGA, it is possible that the Company could experience an increase in transportation costs associated with its OCS natural gas production and, possibly, reduced access to OCS transmission capacity.

     The FERC has also issued numerous orders confirming the sale and abandonment of natural gas gathering facilities previously owned by interstate pipelines and acknowledging that if the FERC does not have jurisdiction over services provided thereon, then such facilities and services may be subject to regulation by state authorities in accordance with state law. A number of states have either enacted new laws or are considering inadequacy of existing laws affecting gathering rates and/or services. In addition, FERC's approval of transfers of previously regulated gathering systems to independent or pipeline-affiliated gathering companies that are not subject to FERC regulation may affect both the costs and the nature of gathering services that will be available to interested producers or shippers in the future. Whether on state or federal land or in offshore waters subject to OCSLA, natural gas gathering may receive greater federal regulatory scrutiny in the post-Order No. 636 environment. The effects, if any, of these policies on the Company's operations are uncertain.

Oil Sales and Transportation Rates

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

Operating Hazards and Environmental Matters

     The oil and gas business involves a variety of operating risks, including the risk of fire, explosions, blow-outs, pipe failure, casing collapse, abnormally pressured formations and environmental hazards such as oil spills, natural gas leaks, ruptures and discharge of toxic gases, the occurrence of any of which could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. Such hazards may hinder or delay drilling, development and on-line production operations.

     Extensive federal, state and local laws and regulations govern oil and gas operations regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. These laws and regulations may require the acquisition of a permit before drilling commences, restrict or prohibit the types, quantities and concentration of substances that can be released into the environment or wastes that can be disposed of in connection with drilling and production activities, prohibit drilling activities on certain lands lying within wetlands or other protected areas and impose substantial liabilities for pollution or releases of hazardous substances resulting from drilling and production operations. Failure to comply with these laws and regulations may also result in civil and criminal fines and penalties. Moreover, state and federal environmental laws and regulations may become more stringent.

     The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the original conduct, on certain classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances.

     The Company's operations may be subject to the Clean Air Act ("CAA") and comparable state and local requirements. Amendments to the CAA were adopted in 1990 and contain provisions that may result in the gradual imposition of certain pollution control requirements with respect to air emissions from the operations of the Company. The EPA and states have been developing regulations to implement these requirements. The Company may be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with maintaining or obtaining permits and approvals addressing other air emission-related issues. The Company does not believe, however, that its operations will be materially adversely affected by any such requirements.

     In addition, the U.S. Oil Pollution Act ("OPA") requires owners and operators of facilities that could be the source of an oil spill into "waters of the United States" (a term defined to include rivers, creeks, wetlands, and coastal waters) to adopt and implement plans and procedures to prevent any spill of oil into any waters of the United States. OPA also requires affected facility owners and operators to demonstrate that they have at least $35 million in financial resources to pay for the costs of cleaning up an oil spill and compensating any parties damaged by an oil spill. Such financial assurances may be increased to as much as $150 million if a formal assessment indicates such an increase is warranted.

     Operations of the Company are also subject to the federal Clean Water Act ("CWA") and analogous state laws. In accordance with the CWA, the state of Louisiana has issued regulations prohibiting discharges of produced water in state coastal waters effective July 1, 1997. Producers may be required to incur certain capital expenditures in the next several years in order to comply with the prohibition against the discharge of produced waters into Louisiana coastal waters or increase operating expenses in connection with offshore operations in Louisiana coastal waters. Pursuant to other requirements of the CWA, the EPA has adopted regulations concerning discharges of storm water runoff. This program requires covered facilities to obtain individual permits, participate in a group permit or seek coverage under an EPA general permit. The Company believes that it will be able to obtain, or be included under, such storm water discharge permits, where necessary.

     In addition, the disposal of wastes containing naturally occurring radioactive material, which are commonly generated during oil and gas production, is regulated under state law. Typically, wastes containing naturally occurring radioactive material can be managed on-site or disposed of at facilities licensed to receive such waste at costs that are not expected to be material.

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

REORGANIZATION

     On July 3, 1996, Cheniere Operating underwent a reorganization by consummating the transactions (the "Reorganization") contemplated in the Agreement and Plan of Reorganization (the "Reorganization Agreement") dated April 16, 1996, between Cheniere Operating and Bexy Communications, Inc., a publicly held Delaware corporation ("Bexy"). Under the terms of the Reorganization Agreement, Bexy transferred its existing assets and liabilities to Mar Ventures, Inc., its wholly-owned subsidiary ("Mar Ventures"). As part of such Reorganization, the stock of Mar Ventures was distributed to the original Bexy shareholders, and since that time Mar Ventures has not been affiliated with the Company. Buddy Young, the former President and Chief Executive Officer of Bexy, has agreed to indemnify the Company, the former shareholders of Cheniere Operating and their respective officers, directors, attorneys, and other agents from and against all claims which they may suffer, incur, or pay arising under or incurred in connection with: (i) the operation of the business of Bexy prior to the closing of the Reorganization; (ii) any error or omission with respect to a material fact stated or required to be stated in the proxy materials filed by Bexy in connection with the Reorganization or the registration statement filed by Mar Ventures in connection with the distribution of its common stock to the original Bexy stockholders; and (iii) certain taxes.

YOUNG CONSULTING AGREEMENT

     Pursuant to a consulting agreement dated as of July 3, 1996, the Company engaged Mr. Buddy Young, the former President and Chief Executive Officer of Bexy, as a consultant to provide Cheniere with advice regarding the management and business of the Company. Mr. Young agreed to provide such consulting services to the Company for two years ending on July 3, 1998, at a rate of $75,000 per year. Mr. Young is not an employee of the Company and serves only in the capacity of a consultant.

EMPLOYEES

     The Company had eight full-time employees as of June 30, 1998.

PROPERTIES

     Until March 1998, the Company subleased its Houston, Texas headquarters from Zydeco under a month-to-month sublease covering approximately 1,498 square feet at a monthly rental of $1,179. In March 1998, Cheniere terminated its sublease from Zydeco and has leased 2,678 square feet of office space through March 2003 at a monthly rental rate of $4,190.

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

YEAR 2000 ISSUE

     The Company has initiated a comprehensive review of its computer systems and business processes to identify the areas that could be affected by the "Year 2000" issue. The Company does not expect the amounts which would be required to be incurred to prepare its systems for the year 2000 to be significant, and it expects all Year 2000 issues to be resolved in a timely manner during 1998 and 1999.

ITEM 3. LEGAL PROCEEDINGS

     Legal proceedings currently pending against the Company are summarized in the following paragraphs.

     1. Zydeco Exploration, Inc. v. Cheniere Energy, Inc., No. 70 198 00107 98, before the American Arbitration Association ("AAA").

     This proceeding was commenced by Zydeco against the Company on April 17, 1998. Zydeco seeks arbitration of certain claims against the Company under the Exploration Agreement. Specifically, Zydeco seeks a declaration that Zydeco has complete management and control of the West Cameron project, that the Company is prohibited from bidding on leases within the Survey AMI defined in the Exploration Agreement, that the Company must assign to Zydeco leases that the Company acquired at a state lease sale on April 8, 1998, that the Company must pay damages for having allegedly competed with Zydeco at the state lease sale, that the Company must refrain from disclosing data to third parties, and that the Company is required to pay Zydeco 50% of certain costs incurred since December 31, 1997, or suffer a "discontinuance," which would reduce its ownership interest in the 3-D Exploration Project.

     The Company filed an answer and counter claim on April 27, 1998.

     On May 15, 1998, Zydeco filed an amended claim against the Company that adds allegations of conversion, tortious interference with prospective contacts, breach of fiduciary duties, and an unspecified amount of actual damages and punitive damages. The amended claim also adds allegations against two of the Company's employees, which allegations had originally been made in the state-court lawsuit discussed below.

     On May 21, 1998, a panel of three arbitrators was appointed by the AAA to hear this dispute. The arbitrators have not yet held an initial scheduled conference and there is not yet in place any schedule.

     Management believes that the Company has properly earned and preserved its interest in leases acquired within the Survey AMI, as defined in the Exploration Agreement, and that all of its actions to date, including its handling of confidential data, are entirely within the scope of the Exploration Agreement. Cheniere feels it will ultimately prevail in the arbitration process.

     2. Zydeco Energy, Inc. and Zydeco Exploration, Inc. v. M.A. Wes Mosteller and Stephen C. Pollard, Cause No. 98-18094 in the 215/th/ Judicial District Court of Harris County, Texas.

     This case was originally filed against two employees of the Company on April 22, 1998. Plaintiffs sought an injunction preventing these employees from utilizing or disclosing confidential information they received when they were allegedly acting as consultants to Plaintiffs.

     On April 27, 1998, the Company intervened in the suit as a defendant to
oppose the granting of an injunction.   The Company also sought to have the case
abated or dismissed and to have the claims resolved in arbitration.

     On May 4, 1998, the Court entered an Agreed Temporary Injunction that expired on June 15, 1998. Under that injunction, all parties were required to use a certain form of Confidentiality Agreement when showing certain data to third parties. The injunction also contemplated that the claims in the lawsuit would be resolved in the arbitration proceeding discussed above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The information requested by this item is incorporated by reference to Part II, Item 4 of the Company's Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-Q filed on January 14, 1998 (File No. 0-09092).

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The common stock of the Company has traded on The Nasdaq SmallCap Market under the symbol "CHEX" since April 11, 1997. From the time the Company first traded publicly, July 3, 1996, until April 11, 1997, the Company traded on the OTC Bulletin Board. The table below presents the high and low daily closing sales prices of the common stock during each quarter. The quotes represent "inter-dealer" prices without retail markups, markdown, or commissions and may not necessarily represent actual transactions.


                                                    High ($)       Low ($)
                                                    --------       -------
     Period From July 3, 1996 to
          August 31, 1996                              3-7/8             3

     Three Months Ended
          November 30, 1996                            5-1/2       2-13/32
          February 28, 1997                            5-5/8         2-3/4
          May 31, 1997                                 5-1/2             3
          August 31, 1997                              4-1/4       2-31/32

     Four Months Ended December 31, 1997             3-15/16         1-7/8


     As of June 30, 1998, there were 16,207,082 shares of the Company's common stock outstanding held by 783 stockholders of record.

     The Company has never paid a cash dividend on its common stock. The Company currently intends to retain earnings to finance the growth and development of its business and does not anticipate paying any cash dividends on the common stock in the foreseeable future. Any future change in the Company's dividend policy will be made at the discretion of the Company's Board of Directors in light of the financial condition, capital requirements, earnings and prospects of the Company, and any restrictions under any credit agreements, as well as other factors the Board of Directors deems relevant.

ITEM 6. SELECTED FINANCIAL DATA

     Selected financial data set forth below are derived from the Consolidated Financial Statements of the Company for the periods indicated. The financial data should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this report.


                                         For the Four Months Ended        For the Period Ended          From Inception
                                         -------------------------    ----------------------------    -----------------
                                                December 31,                   August 31,                     to
                                         -------------------------    ----------------------------    -----------------
                                             1997           1996          1997            1996        December 31, 1997
                                         -----------   -----------    ------------    ------------    -----------------
                                                       (Unaudited)
Net operating revenues                   $      -      $      -       $       -       $        -      $             -
Loss from operations                       (447,023)     (192,330)     (1,713,461)        (103,813)          (2,264,298)
Net loss                                   (388,361)     (193,553)     (1,676,468)        (121,847)          (2,186,676)
Net loss per share (basic and diluted)   $    (0.03)   $    (0.02)    $     (0.14)    $      (0.01)   $           (0.19)


                                                December 31,                   August 31,
                                         -------------------------    ----------------------------
                                             1997           1996          1997            1996
                                         ------------   -----------    ------------    ------------
                                                       (Unaudited)
Cash                                     $   787,523    $2,419,264     $   234,764     $  1,093,180
Oil and gas properties, unevaluated       16,534,054     6,000,000      13,500,000        4,000,000
Total assets                              17,705,627     8,476,710      13,841,712        5,145,310
Long-term obligations                            -             -               -                -
Total liabilities                          4,285,599       262,798         888,291          718,855
Total stockholders' equity                13,420,028     8,213,912      12,953,421        4,426,455
Cash dividends per share                         -             -               -                -

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Cheniere Operating was incorporated in Delaware in February 1996 for the purpose of engaging in the oil and gas exploration business, initially on the Louisiana Gulf Coast. On July 3, 1996, Cheniere Operating underwent a reorganization whereby Bexy Communications, Inc., a publicly held Delaware corporation ("Bexy"), received 100% of the outstanding shares of Cheniere Operating, and the former shareholders of Cheniere Operating received approximately 93% of the issued and outstanding Bexy shares. As a result of the share exchange, a change in the control of the Company occurred. The transaction was accounted for as a recapitalization of Cheniere Operating. Bexy spun off its existing assets and liabilities to its original shareholders and changed its name to Cheniere Energy, Inc.

     On April 7, 1998, the Company's Board of Directors approved a change in fiscal year-end from August 31 to December 31. The change in year-end resulted in a transition period from September 1, 1997 to December 31, 1997. As a result, the Company is filing this Transition Report on Form 10-K for the four-month period ended December 31, 1997.

RESULTS OF OPERATIONS -- PERIOD FROM INCEPTION (FEBRUARY 21, 1996) TO DECEMBER 31, 1997

     The Company's operating results reflect accumulated losses of $2,186,676 or $0.19 per share, (both basic and diluted) as the Company has yet to generate revenues from operations. General and administrative ("G&A") expenses of $2,264,298 included a one-time, non-cash charge of $624,400 incurred during the year ended August 31, 1997, relating to 200,000 shares of common stock issued in exchange for investment banking services. The balance of the G&A expense is comprised primarily of the costs of professional expenses, salary and compensation, insurance, occupancy and office expense. Interest expense of $39,001 was incurred with respect to two short-term promissory notes. Interest income of $116,623 was generated on the Company's cash balances and on funds it has advanced into the 3-D Exploration Program.


RESULTS OF OPERATIONS--COMPARISON OF THE FOUR-MONTH PERIODS ENDED DECEMBER 31, 1997 AND 1996

     The Company's operating results for the four months ended December 31, 1997, reflect a loss of $388,361 or $0.03 per share (both basic and diluted) as compared to a loss of $193,553, or $0.02 per share for the four months ended December 31, 1996. The Company did not generate revenues from operations in either of the periods. The increased loss in the most recent four-month period is primarily due to higher G&A expenses of $447,023, as compared to $192,330 a year earlier. G&A expenses are higher in the most recent period as the result of: (a) increased professional fees related to financing activities and to the Company's initial annual stockholders' meeting in November 1997, (b) fees related to recruiting technical professionals who were hired January 1, 1998 and
(c) insurance expenses for coverages not carried in the earlier period. Interest income of $58,662 in the four months ended December 31, 1997 includes $49,000 related to an agreement that interest earned from inception to date on funds advanced by Cheniere into the 3-D Exploration Program accrues to the benefit of the Company.


RESULTS OF OPERATIONS--COMPARISON OF THE PERIODS ENDED AUGUST 31, 1997 AND 1996

     The Company's operating results for the fiscal year ended August 31, 1997, reflect a loss of $1,676,468 or $0.14 per share (both basic and diluted) as compared to a loss of $121,847, or $0.01 per share for the six-month period from inception (February 21, 1996) to August 31, 1996. The Company did not generate revenues from operations in either of the periods. The increased loss in the most recent fiscal year is primarily due to higher G&A expenses of $1,713,461, as compared to $103,814 in the period ended August 31, 1996. The higher level of G&A expenses in the more recent period is the result of: (a) a one-time, non-cash charge of $624,400 for investment banking services, (b) increased professional fees related to registrations of previously issued shares of the Company's common stock, (c) insurance expenses for coverages not carried in the earlier period, and (d) the inclusion of a full year of salary and compensation, occupancy and office expenses as compared to a partial year for the period ended August 31, 1996. The increased loss is additionally due to professional fees of $164,812 related to an acquisition that was not consummated. Interest income of $56,161 in the latter period exceeded the $1,800 earned in the prior period, based on larger average cash balances and the comparatively longer period.


LIQUIDITY AND CAPITAL RESOURCES

     The Company anticipates that future liquidity requirements, including future commitments to the 3-D Exploration Program, will be met by cash balances, the sale of equity, further borrowings, and/or the sale of portions of its interest in the 3-D Exploration Program or in the prospects generated thereunder. At this time, no assurance can be given that such sales of equity, future borrowings, or sales of portions of its interest in the 3-D Exploration Program will be accomplished.

Private Placements of Equity

     Since its inception, Cheniere's primary source of financing for operating expenses and payments to the 3-D Exploration Program has been the sale of its equity securities. Through December 31, 1997, $15.6 million of proceeds, net of offering costs, has been raised through the sale of equity, and $16.6 million (funded in part by the December 1997 issuance of $4,000,000 in term notes payable) has been invested in the 3-D Exploration Program.

     From inception through the Reorganization, Cheniere Operating raised $2.8 million, net of offering costs, from the sale of common stock (which was exchanged for common stock of Cheniere Energy, Inc. following the Reorganization) to "accredited investors" (as defined in Rule 501(a) promulgated under the Securities Act of 1933, as amended (the "Securities Act")) pursuant to Rule 506 of Regulation D promulgated under the Securities Act ("Regulation D"). The proceeds, together with proceeds of a $425,000 short-term note, were used to fund Cheniere's initial $3 million payment to the 3-D Exploration Program.

     Subsequent to the Reorganization and prior to August 31, 1996, the Company raised $1.7 million, net of offering costs, from the sale of common stock pursuant to Regulation D and common stock and warrants to purchase common stock pursuant to Regulation S promulgated under the Securities Act ("Regulation S"). Proceeds were used to fund a $1 million payment to the 3-D Exploration Program in August 1996.

     During the year ended August 31, 1997, the Company raised $9.4 million, net of offering costs, from the sale of common stock to accredited investors pursuant to Regulation D and to offshore investors pursuant to Regulation S. From the $9.4 million net proceeds and other available funds, $9.5 million was invested in the 3-D Exploration Program.

     During the four months ended December 31, 1997, the Company raised $0.5 million, net of offering costs, from the sale of common stock to accredited investors pursuant to Regulation D and to offshore December 1997 investors pursuant to Regulation S. The proceeds, together with cash balances and proceeds from a $4.0 million December 1997 bridge financing, were used to fund a $2.9 million payment to the 3-D Exploration Program.

     Subsequent to December 31, 1997, the Company has raised approximately $3.0 million through private placements of common stock ($2.2 million) and short-term bridge notes and advances ($0.8 million). Proceeds have been and will be used for the acquisition of leases and other exploration costs, as well as for general corporate purposes.

Short-Term Promissory Notes

     In June 1996, Cheniere borrowed $425,000 through a private placement of short-term promissory notes (the "Notes"). In connection with the placement of the Notes, Cheniere issued warrants (the "June Warrants") which, following the Reorganization, were exchanged for an aggregate of 141,666 and 2/3 warrants to purchase shares of common stock, to the holders of the Notes (the "Noteholders"), each of which warrants entitles the holder to purchase one share of the common stock at an exercise price of $3.00 per share at any time on or before June 14, 1999. The exercise price was determined at a 100% premium to the sale price of Cheniere common stock by private placement during May 1996, as the Company's common stock was not publicly traded at that time. The Company satisfied all of its obligations under the Notes in the principal amount of $210,000 by paying the accrued interest on such Notes and by agreeing to issue 105,000 shares of the common stock at a price of $2.00 per share to the holders of such Notes pursuant to Regulation D. In addition, an individual Noteholder (the "Remaining Noteholder") purchased several outstanding Notes, following which such Noteholder held Notes in the aggregate amount of $215,000. In exchange for such Notes, Cheniere issued a new promissory note in the amount of $215,000 to the Remaining Noteholder, which Cheniere paid on December 13, 1996. The Remaining Noteholder also received 64,500 warrants to purchase shares of the common stock in accordance with the terms of the original Note Agreement. Such additional warrants have identical terms as the June Warrants, in accordance with the terms of the original Note Agreement. The Remaining Noteholder was not an affiliate of the Company.

     On July 31, 1997, Cheniere borrowed $500,000 from a related party, evidenced by a promissory note bearing interest at 10% per annum and due on August 29, 1997. On August 28, 1997, the maturity date was extended to September 29, 1997. The note was repaid by the Company on September 22, 1997, including all incurred interest. The collateral securing the note has been released.

     In December 1997, Cheniere completed the private placement of a $4,000,000 bridge financing (the "December 1997 Bridge Financing"). The senior term notes payable issued by Cheniere had an initial maturity date of March 15, 1998 and have been extended at the option of the Company to September 15, 1998. Proceeds from the December 1997 Bridge Financing were used to fund the Company's activities related to the 3-D Exploration Program and for general corporate purposes.

     In conjunction with the December 1997 Bridge Financing, Cheniere issued 100,000 shares of common stock and 4-year warrants to purchase 1,333,334 shares of common stock at $2-3/8 per share. Additional warrants to purchase 266,667 shares of Cheniere common stock will be issued for each month the notes remain outstanding during the period from March 15, 1998 through the maturity of the notes in September 1998. The senior term notes bear interest at an annual rate of LIBOR plus 4%; interest is payable quarterly.

Management's Plans and Continued Capital Raising Activities

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Cheniere is a development stage company which has not yet generated any operating revenues. At various times during the life of the Company to date, it has been necessary for the Company to raise additional capital through private placements of debt or equity financing. When such a need has arisen, the Company has met it successfully. It is management's belief that it will continue to be able to meet its needs for additional capital as such needs arise in the future.

     At December 31, 1997, the Company had outstanding $4,000,000 in senior term notes payable which mature on or before September 15, 1998. These notes were issued as part of a bridge financing in conjunction with an offering of units comprised of preferred stock and warrants to purchase common stock. The units offering was subsequently withdrawn, and the Company has not yet determined whether it will seek to raise additional capital for the repayment of the notes or seek to refinance the notes.

     In the event that the Company should not be successful in future efforts to raise capital for its operations, management is confident that through trades or sales of partial interests to industry partners the value of the oil and gas assets in which it has earned an ownership interest can be utilized to accomplish the Company's financial objectives of exploring and developing its oil and gas properties.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   None.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                         INDEX TO FINANCIAL STATEMENTS



CHENIERE ENERGY, INC. AND SUBSIDIARIES

Report of Independent Accountants.................................   19

Consolidated Balance Sheet........................................   20

Consolidated Statement of Operations..............................   21

Consolidated Statement of Stockholders' Equity....................   22

Consolidated Statement of Cash Flows..............................   23

Notes to Consolidated Financial Statements........................   24


                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Stockholders of Cheniere Energy, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Cheniere Energy, Inc. and its subsidiaries (a development stage company) at December 31, 1997, August 31, 1997 and August 31, 1996, and the results of their operations and their cash flows for the four-month period ended December 31, 1997, the year ended August 31, 1997, the period from inception (February 21, 1996) through August 31, 1996 and the period from inception (February 21, 1996) through December 31, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company is a development stage enterprise which has not yet generated any operating revenues and which, since its inception in February 1996, has been dependent on capital contributions to finance its oil and gas exploration activities. The recoverability of the Company's unevaluated oil and gas properties is dependent on future events, including obtaining adequate financing for its exploration and development program, the successful completion of its planned drilling program, and the achievement of a level of operating revenues that is sufficient to support the Company's cost structure. In addition, at December 31, 1997 the Company has $4,000,000 of senior term debt outstanding which are due on or before September 15, 1998. Management's plans in regard to these matters are also described in Note 13. The uncertainties associated with these matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



PRICEWATERHOUSECOOPERS LLP

Houston, Texas
June 12, 1998

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEET



                                                           December 31,       August 31,        August 31,
                                                               1997              1997              1996
                                                           ------------      ------------      ------------
ASSETS
------
CURRENT ASSETS
  Cash                                                     $    787,523      $    234,764      $  1,093,180
  Accounts Receivable                                           102,330               -                 -
  Debt Issuance Costs, net                                      224,306               -                 -
  Prepaid Expenses and Other Current Assets                      10,543            57,141             4,800
                                                           ------------      ------------      ------------
    TOTAL CURRENT ASSETS                                      1,124,702           291,905         1,097,980

OIL AND GAS PROPERTIES, full cost method
  Unevaluated                                                16,534,054        13,500,000         4,000,000

FIXED ASSETS, net                                                46,871            49,807            47,330
                                                           ------------      ------------      ------------

    TOTAL ASSETS                                           $ 17,705,627      $ 13,841,712      $  5,145,310
                                                           ============      ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                 $    369,766      $    388,291      $    292,894
  Notes Payable                                               2,000,000               -             425,000
  Note Payable - Related Party                                2,000,000           500,000               -
  Less Cost of Detachable Warrants                              (84,167)              -                 -
  Advance from Officers                                             -                 -                 961
                                                           ------------      ------------      ------------

    TOTAL LIABILITIES                                         4,285,599           888,291           718,855
                                                           ------------      ------------      ------------
COMMITMENTS AND CONTINGENCIES                                       -                 -                 -

STOCKHOLDERS' EQUITY
  Common Stock, $.003 par value
   Authorized: 45,000,000 shares at December 31, 1997;
   20,000,000 prior; Issued and Outstanding: 14,457,866
   shares at December, 1997; 14,160,866 and 9,931,767
   at August 31, 1997 and 1996, respectively                     43,374            42,483            29,795
  Preferred Stock, $.0001 par value
   Authorized: 5,000,000 shares at December 31, 1997;
   1,000,000 prior; Issued and Outstanding: none                   -                  -                -
  Additional Paid-in-Capital                                 15,563,330        14,709,253         4,518,507
  Deficit Accumulated During the Development Stage           (2,186,676)       (1,798,315)         (121,847)
                                                           ------------      ------------      ------------

    TOTAL STOCKHOLDERS' EQUITY                               13,420,028        12,953,421         4,426,455
                                                           ------------      ------------      ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 17,705,627      $ 13,841,712      $  5,145,310
                                                           ============      ============      ============

   The accompanying notes are an integral part of the financial statements.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENT OF OPERATIONS

                                                       Four Months Ended
                                                          December 31,              Year Ended      Period Ended     Cumulative
                                                 -----------------------------      August 31,       August 31,     from the Date
                                                     1997             1996             1997             1996         of Inception
                                                 ------------     ------------     ------------     ------------     ------------
                                                                   (Unaudited)
Revenue                                          $        -       $        -       $        -       $        -       $        -
                                                 ------------     ------------     ------------     ------------     ------------
General and Administrative Expenses                   447,023          192,330        1,713,461          103,814        2,264,298
                                                 ------------     ------------     ------------     ------------     ------------

Loss from Operations Before Other Income
 and Income Taxes                                    (447,023)        (192,330)      (1,713,461)        (103,814)      (2,264,298)

Interest Income                                        58,662            7,329           56,161            1,800          116,623
Interest Expense                                          -             (8,552)         (19,168)         (19,833)         (39,001)
                                                 ------------     ------------     ------------     ------------     ------------

Loss From Operations Before Income Taxes             (388,361)        (193,553)      (1,676,468)        (121,847)      (2,186,676)

Provision for Income Taxes                       $        -       $        -       $        -       $        -       $        -
                                                 ------------     ------------     ------------     ------------     ------------

Net Loss                                         $   (388,361)    $   (193,553)    $ (1,676,468)    $   (121,847)    $ (2,186,676)
                                                 ============     ============     ============     ============     ============

Net Loss Per Share (basic and diluted)           $      (0.03)    $      (0.02)    $      (0.14)    $      (0.01)    $      (0.19)
                                                 ============     ============     ============     ============     ============

Weighted Average Number of Shares
 Outstanding                                       14,348,128       10,601,368       12,143,919        8,610,941       11,681,140
                                                 ============     ============     ============     ============     ============

   The accompanying notes are an integral part of the financial statements.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY




                                                              Common Stock         Additional                           Total
                                                         ----------------------      Paid-In        Retained        Stockholders'
                                            Per Share      Shares       Amount       Capital         Deficit            Equity
                                            ---------    ----------    --------    ------------    ------------      ------------
Sale of Shares on April 9, 1996               $0.012      6,242,422    $ 18,727    $     56,276    $        -        $     75,003
Sale of Shares on May 5, 1996                  1.50       2,000,000       6,000       2,994,000             -           3,000,000
Issuance of Shares to an Employee
  on July 1, 1996                              1.00          30,000          90          29,910             -              30,000
Issuance of Shares in Reorganization to
  Former Bexy Shareholders                      -           600,945       1,803          (1,803)            -                 -
Sale of Shares on July 30, 1996                2.00          50,000         150          99,850             -             100,000
Sale of Shares on August 1, 1996               2.00         508,400       1,525       1,015,275             -           1,016,800
Sale of Shares on August 30, 1996              2.00         500,000       1,500         998,500             -           1,000,000
Expenses Related to Offerings                   -               -           -          (686,251)            -            (686,251)
Issuance of Warrants                            -               -           -            12,750             -              12,750
Net Loss                                        -               -           -               -          (121,847)         (121,847)
                                                         ----------    --------    ------------    ------------      ------------
Balance - August 31, 1996                                 9,931,767      29,795       4,518,507        (121,847)        4,426,455

Sale of Shares on September 12, 1996           2.00          50,000         150          99,850             -             100,000
Sale of Shares on September 16, 1996           2.00          80,250         241         160,259             -             160,500
Conversion of Debt                             2.00         105,000         315         209,685             -             210,000
Sale of Shares on October 30, 1996             2.25         457,777       1,373       1,028,627             -           1,030,000
Issuance of Warrants                            -               -           -             6,450             -               6,450
Sale of Shares on December 6, 1996             2.25         475,499       1,426       1,068,448             -           1,069,874
Sale of Shares on December 9, 1996             2.50         400,000       1,200         998,800             -           1,000,000
Sale of Shares on December 11, 1996            2.25          22,222          67          49,933             -              50,000
Sale of Shares on December 19, 1996            2.50         200,000         600         499,400             -             500,000
Sale of Shares on December 20, 1996            2.50         220,000         660         549,340             -             550,000
Sale of Shares on February 28, 1997            4.25/*/      352,947       1,059       1,498,967             -           1,500,026
Sale of Shares on March 4, 1997                4.25/*/      352,947       1,059       1,498,966             -           1,500,025
Sale of Shares on May 22, 1997                 3.00         535,000       1,605       1,603,395             -           1,605,000
Issuance of Shares to Adjust Prices of
  Shares Sold on February 28 and March 4        -  /*/      294,124         883            (883)            -                 -
Sale of Shares on June 26, 1997                3.00          33,333         100          99,900             -             100,000
Sale of Shares on July 24, 1997                3.00         250,000         750         749,250             -             750,000
Issuance of Shares in Connection with
  Financial Advisory Services                  3.125        200,000         600         624,400             -             625,000
Sale of Shares on July 30, 1997                3.00         100,000         300         299,700             -             300,000
Sale of Shares on August 19, 1997              3.00         100,000         300         299,700             -             300,000
Expenses Related to Offerings                   -               -           -        (1,153,441)            -          (1,153,441)
Net Loss                                        -               -           -               -        (1,676,468)       (1,676,468)
                                                         ----------    --------    ------------    ------------      ------------
Balance - August 31, 1997                                14,160,866      42,483      14,709,253      (1,798,315)       12,953,421

Sale of Shares on September 15, 1997           3.00          67,000         201         200,799             -             201,000
Sale of Shares on September 16, 1997           3.00         130,000         390         389,610             -             390,000
Expenses related to offerings                                                           (74,532)                          (74,532)
Issuance of Warrants and Shares with
  Bridge Notes on December 15, 1997            2.375        100,000         300         338,200                           338,500
Net Loss                                                        -           -               -          (388,361)         (388,361)
                                                         ----------    --------    ------------    ------------      ------------
Balance - December 31, 1997                              14,457,866    $ 43,374    $ 15,563,330    $ (2,186,676)     $ 13,420,028
                                                         ==========    ========    ============    ============      ============

* Additional shares were issued to the purchasers of shares sold on February 28, 1997 and March 4, 1997 pursuant to the terms of those sales. All of the sales of shares indicated above were made pursuant to private placement transactions.

    The accompanying notes are an integral part of the financial statement.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                       Four Months Ended
                                                          December 31,              Year Ended      Period Ended     Cumulative
                                                 -----------------------------      August 31,       August 31,     from the Date
                                                     1997             1996             1997             1996         of Inception
                                                 ------------     ------------     ------------     ------------     ------------
                                                                   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                       $   (388,361)    $   (193,553)    $ (1,676,468)    $   (121,847)    $ (2,186,676)
  Adjustments to Reconcile Net Loss to
    Net Cash Used by Operating Activities:
  Depreciation and Amortization                         2,936            2,695            8,268            3,603           14,807
  Compensation Paid in Common Stock                       -                -            624,400           30,000          654,400
  (Increase) in Accounts Receivable                  (102,330)             -                -                -           (102,330)
  (Increase) Decrease in Prepaid Expenses
    and Other Current Assets                           46,598           (1,832)         (52,341)          (4,800)         (10,543)
  Increase (Decrease) in Accounts Payable
    and Accrued Liabilities                           (18,525)         (31,056)          95,397          292,894          369,766
  Increase (Decrease) in Advance from Officers            -                -               (961)             961              -
  Non-Cash Interest Expense (Issuance of
    Warrants)                                             -                -              6,450           12,750           19,200
                                                 ------------     ------------     ------------     ------------     ------------
NET CASH (USED IN) PROVIDED BY OPERATING
  ACTIVITIES                                         (459,682)        (223,746)        (995,255)         213,561       (1,241,376)
                                                 ------------     ------------     ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of Fixed Assets                               -             (6,180)         (10,745)         (50,933)         (61,668)
  Proceeds from Sale of Oil and Gas
    Seismic Data                                       46,000              -                -                -             46,000
  Oil and Gas Property Additions                   (3,050,027)      (2,000,000)      (9,500,000)      (4,000,000)     (16,550,027)
                                                 ------------     ------------     ------------     ------------     ------------

NET CASH USED IN INVESTING ACTIVITIES              (3,004,027)      (2,006,180)      (9,510,745)      (4,050,933)     (16,565,705)
                                                 ------------     ------------     ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Issuance of Notes with
    Detachable Warrants                             4,000,000              -                -            425,000        4,425,000
  Proceeds from Issuance of Notes                         -                -            500,000              -            500,000
  Repayment of Notes Payable                         (500,000)        (215,000)        (215,000)             -           (715,000)
  Sale of Common Stock                                591,000        4,460,375       10,516,025        5,191,803       16,298,828
  Offering Costs                                      (74,532)        (689,365)      (1,153,441)        (686,251)      (1,914,224)
                                                 ------------     ------------     ------------     ------------     ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES           4,016,468        3,556,010        9,647,584        4,930,552       18,594,604
                                                 ------------     ------------     ------------     ------------     ------------

NET INCREASE (DECREASE) IN CASH                       552,759        1,326,084         (858,416)       1,093,180          787,523

CASH - BEGINNING OF PERIOD                            234,764        1,093,180        1,093,180              -                -
                                                 ------------     ------------     ------------     ------------     ------------

CASH - END OF PERIOD                             $    787,523     $  2,419,264     $    234,764     $  1,093,180     $    787,523
                                                 ------------     ------------     ------------     ------------     ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash Paid for Interest                         $      6,718     $      8,552     $     15,635     $        -       $     22,353
                                                 ============     ============     ============     ============     ============
  Cash Paid for Income Taxes                     $        -       $        -       $        -       $        -       $        -
                                                 ============     ============     ============     ============     ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
  The Company issued 105,000 shares of common stock upon the conversion of
    $210,000 of notes payable in September 1996.
  In conjunction with its December 1997 Bridge Financing, the Company issued
    100,000 shares of common stock, valued at $237,500, and recorded as debt issuance costs. In the same financing, 1,333,334 warrants were issued, valued at $101,000. The amortization of such debt issuance and warrant costs was included in interest expense which was capitalized as a cost of oil and gas properties.


   The accompanying notes are an integral part of the financial statements.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1-ORGANIZATION AND NATURE OF OPERATIONS

     Cheniere Energy, Inc., a Delaware corporation, is a development stage company engaged in exploration for oil and gas reserves. The terms "Cheniere" and "Company" refer to Cheniere Energy, Inc. and its subsidiaries. The Company operates principally through its wholly-owned subsidiary, Cheniere Energy Operating Co., Inc. ("Cheniere Operating"). Cheniere Operating is a Houston-based company formed for the purpose of oil and gas exploration, development and exploitation. The Company is currently involved in a joint exploration program, which is engaged in the exploration for oil and natural gas along the Gulf Coast of Louisiana, onshore and in the shallow waters of the Gulf of Mexico. The Company commenced its oil and gas activities through such joint program in April 1996.

     On July 3, 1996, Cheniere Operating underwent a reorganization by consummating the transactions (the "Reorganization") contemplated in the Agreement and Plan of Reorganization (the "Reorganization Agreement") dated April 16, 1996, between Cheniere Operating and Bexy Communications, Inc., a publicly held Delaware corporation ("Bexy"). Under the terms of the Reorganization Agreement, Bexy transferred its existing assets and liabilities to Mar Ventures, Inc., its wholly-owned subsidiary ("Mar Ventures"). Bexy received 100% of the outstanding shares of Cheniere Operating (which aggregated
824.2422 common shares outstanding prior to a 10,000-to-1 stock split which was effected immediately prior to the Reorganization) and the former shareholders of Cheniere Operating received 8,242,422 newly issued shares of Bexy common stock, representing 93% of the then issued and outstanding Bexy shares. Immediately following the Reorganization, the original Bexy stockholders held the remaining 600,945 shares (7%) of the outstanding Bexy stock. The stock split has been given retroactive effect in the financial statements. As a result of the completion of the share exchange, a change in the control of the Company occurred. The transaction has been accounted for as a recapitalization of Cheniere Operating. In accordance with the terms of the Reorganization Agreement, Bexy changed its name to Cheniere Energy, Inc. Subsequently, the Company distributed the outstanding capital stock of Mar Ventures to the original holders of Bexy common stock.


NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Basis of Presentation

     The consolidated financial statements include the accounts of Cheniere Energy, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.

     The financial statements presented include the accounts of the Company since the inception of Cheniere Operating (February 21, 1996). While Cheniere Operating did obtain a presence in the public market through the recapitalization, it did not succeed to the business or assets of Bexy. For this reason, the value of the shares issued to the former Bexy shareholders has been deemed to be de minimis and, accordingly, no value has been assigned to those shares.

     On April 7, 1998, the Company's Board of Directors approved a change in fiscal year-end from August 31 to December 31. The change in year-end resulted in a transition period from September 1, 1997 to December 31, 1997. As a result, the Company is filing this Transition Report on Form 10-K for the four-month period ended December 31, 1997.


Oil and Gas Properties

     The Company follows the full cost method of accounting for its oil and gas properties. Under this method, all productive and nonproductive exploration and development costs incurred for the purpose of finding oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, together with internal costs directly attributable to property acquisition, exploration and development activities. Interest is capitalized on oil and gas properties not subject to amortization and in the process of development. The Company capitalized interest in the amount of $49,616 during the four-month period ended December 31, 1997.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The costs of the Company's oil and gas properties, including the estimated future costs to develop proved reserves, will be depreciated using a composite units-of-production rate based on estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Net capitalized costs are limited to a capitalization ceiling, calculated on a quarterly basis as the aggregate of the present value, discounted at 10%, of estimated future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties, less related income tax effects.

     Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.


Debt Issuance Costs

     Costs incurred in connection with the issuance of debt are capitalized and amortized using the straight-line method over the term of the related debt. Accumulated amortization was $13,194 as of December 31, 1997.


Fixed Assets

     Fixed assets are recorded at cost. Repairs and maintenance costs are charged to operations as incurred. Depreciation is computed using the straight line method calculated to amortize the cost of assets over their estimated useful lives which range from three to seven years. Upon retirement or other disposition of property and equipment, the cost and related depreciation is removed from the accounts and the resulting gains or losses recorded.


Offering Costs

     Offering costs consist primarily of placement fees, professional fees and printing costs. These costs are charged against the related proceeds from the sale of common stock in the periods in which they occur.


Income Taxes

     Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the current period's provision for income taxes.


Stock-Based Compensation

     SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company grants options at or above the market price of its common stock at the date of each grant.


Earnings (Loss) Per Share

     Earnings (loss) per share ("EPS") is computed in accordance with the requirements of SFAS No. 128, "Earnings Per Share," which the Company adopted effective December 31, 1997. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Dilutive EPS reflects potential dilution and is computed by dividing net income
(loss) by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if the potential common shares had been issued. Although SFAS No. 128 requires retroactive restatement of prior period EPS information in the period of adoption, the adoption of these provisions had no impact on the Company's EPS calculations for the periods prior to December 31, 1997 presented herein, since the effect of the Company's options and warrants is antidilutive to its net loss per share under both SFAS No. 128 and the former accounting method for calculating EPS.


Cash Equivalents

     The Company classifies all investments with original maturities of three months or less as cash equivalents.


Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. The carrying value of the Company's notes payable is considered to approximate the fair value of those instruments based on the borrowing rates currently available to the Company for loans with similar terms and maturities.


Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires that the Company make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. Management believes its estimates are reasonable.



NOTE 3-FIXED ASSETS

     Fixed assets consist of the following:


                                                        August 31,
                                  December 31,   -----------------------
                                     1997          1997          1996
                                  ------------   ---------     ---------
Furniture and Fixtures             $  29,914     $  29,914     $  26,006
Computers and Office Equipment        31,764        31,764        24,427
Other                                    -             -             500
                                   ---------     ---------     ---------
                                      61,678        61,678        50,933
Less: Accumulated Depreciation       (14,807)      (11,871)       (3,603)
                                   ---------     ---------     ---------
Fixed Assets, Net                  $  46,871     $  49,807     $  47,330
                                   =========     =========     =========



NOTE 4- OIL AND GAS PROPERTIES

     The Company's investment in oil and gas properties has been made pursuant to an Exploration Agreement between Cheniere Operating and Zydeco Exploration, Inc. ("Zydeco"), an operating subsidiary of Zydeco Energy, Inc. (the "Exploration Agreement"). The Exploration Agreement defines a proprietary 3-D seismic exploration project in southern Louisiana (the "3-D Exploration Program"). The 3-D seismic survey covers 228 square miles within a 310 square-mile area running three to five miles north and generally eight miles south of the coastline in the most westerly 28 miles of Cameron Parish, Louisiana.

     As of December 31, 1997, August 31, 1997, and August 31, 1996, payments made by Cheniere to the 3-D Exploration Program totaled $16,427,000, $13,500,000 and $4,000,000, respectively. As the result of its cash payments through December 31, 1997, the Company has earned a 50% interest in the 3-D Exploration Program. Under the terms of the Exploration Agreement and its amendments, additional payments will be required as prospects are generated within the 3-D Exploration Program. The Company's level of participation in such prospects will depend upon its making such required payments when due.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company's financial statements reflect its proportionate interest in the revenues, costs, expenses, and capital with respect to the 3-D Exploration Program. Because the exploration project has not reached the drilling phase as of December 31, 1997, a determination has not yet been made as to the extent of any oil and gas reserves that should be classified as proved. Consequently, all of the Company's oil and gas property costs are classified as unevaluated and are not yet subject to depreciation, depletion and amortization. The Company estimates that amortization of these costs will begin in 1999.



NOTE 5-NOTES PAYABLE

December 1997 - $4,000,000 Bridge Financing

     In December 1997, Cheniere completed the private placement of a $4,000,000 bridge financing (the "December 1997 Bridge Financing"). The senior term notes payable issued by Cheniere had an initial maturity date of March 15, 1998 which has been extended to September 15, 1998. The senior term notes bear interest at an annual rate of 9.90625% (LIBOR plus 4% as of December 15, 1997, the date of closing), which is payable quarterly. The securities purchase agreements which govern the bridge financing specify that, during the term of the notes, capital raised by the Company in excess of $5,000,000 must be directed to the repayment of the senior term notes.

     The Company's $4,000,000 December 1997 Bridge Financing included two tranches: one domestic and one European. In conjunction with the European tranche, BSR Investments, Ltd., a major shareholder of the Company, purchased $2,000,000 of the notes and pledged a portion of its investment in Cheniere common stock to fund its participation.

     In connection with the December 1997 Bridge Financing, Cheniere issued 100,000 shares of common stock and 4-year warrants to purchase 1,333,334 shares of common stock at $2-3/8 per share (Note 7). Additional warrants to purchase 266,667 shares of Cheniere common stock will be issued for each month the notes remain outstanding during the period from March 15, 1998 through September 15, 1998. The common stock issued at closing was recorded as a debt issuance cost at the then-current market price for the shares.


July 1997 - $500,000 Note Payable  Related Party

     On July 31, 1997, Cheniere Operating borrowed $500,000 from Sam B. Myers, Jr., Chairman of Zydeco Energy, Inc., evidenced by a promissory note bearing interest at 10% per annum and due on August 29, 1997. On August 28, 1997, the maturity date was extended to September 29, 1997. The Company repaid the $500,000 promissory note, including all accrued interest, on September 22, 1997.


June 1996 - $425,000 Bridge Notes

     In June 1996, Cheniere Operating borrowed $425,000 through a private placement of short-term promissory notes with an initial interest rate of 8% (the "Notes"). The Notes were due on September 14, 1996 (the "Maturity Date"). In connection with the placement of the Notes, Cheniere Operating issued warrants, which, following the Reorganization, were exchanged for an aggregate of 141,666 and 2/3 (as adjusted for the 10,000-to-1 stock split referred to in Note 1) warrants to purchase shares of the common stock, to the holders of the Notes (the "Noteholders"), each of which warrants entitles the holder to purchase one share of the common stock at an exercise price of $3.00 per share at any time on or before June 14, 1999 (Note 7).

     Effective as of September 14, 1996, certain of the Noteholders converted their Notes into common stock at a price of $2.00 per share. As a result, 105,000 shares of common stock were issued to retire $210,000 of Notes.

     In addition, one of the Noteholders purchased the promissory notes of the remaining Noteholders, increasing his total holdings of the Notes to $215,000. As per the terms of the Notes, the interest rate on these outstanding Notes increased to 13% per annum, effective September 14, 1996. The holder of the Notes was also entitled to receive up to an aggregate of 21,500 additional warrants for each month or partial month any amounts remain due and payable after September 14, 1996, up to a maximum aggregate number of 86,000 such additional warrants. On

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 13, 1996, the Company repaid the $215,000 Notes and related accrued interest. Upon repaying the Notes, the Company issued 64,500 warrants in accordance with the loan agreement (Note 7).


NOTE 6-INCOME TAXES

     From its inception the Company has recorded losses for both financial reporting purposes and for federal income tax reporting purposes. Accordingly, the Company is not presently a taxpayer and has not recorded a provision for income taxes in any of the periods presented in the accompanying financial statements.

     At December 31, 1997, the Company had net operating loss ("NOL") carryforwards for tax reporting purposes of approximately $2,933,000. In accordance with SFAS No. 109, a valuation allowance equal to the tax benefit for deferred taxes has been established due to the uncertainty of realizing the benefit of such NOL carryforwards.

     Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 1997 and August 31, 1997 and 1996 are as follows:


                                                     August 31,
                              December 31,    -------------------------
Deferred Tax Assets               1997            1997           1996
-------------------------     ------------    ----------     ----------

NOL Carryforwards              $  997,000     $  865,000     $  295,000
Less: Valuation Allowance        (997,000)      (865,000)      (295,000)
                               ----------     ----------     ----------
Net Deferred Tax Assets        $      -       $      -       $      -
                               ==========     ==========     ==========


     Net operating loss carryforwards expire starting in 2006 through 2012. Per year availability of losses incurred prior to July 3, 1996 of approximately $747,000 is subject to change of ownership limitations under Internal Revenue Code Section 382.


NOTE 7-WARRANTS

     As of December 31, 1997 the Company has issued and outstanding 1,720,000 and 2/3 warrants. Warrants issued by the Company do not confer upon the holders thereof any voting or other rights of a stockholder of the Company. The issuances and terms of the warrants are described below.



December 1997 Bridge Financing Warrants

     In conjunction with Cheniere's $4,000,000 December 1997 Bridge Financing (Note 5), the Company issued warrants to purchase 1,333,334 shares of common stock exercisable at a price of $2-3/8 per share any time on or before December 31, 2001. Additional warrants to purchase 266,667 shares of Cheniere common stock will be issued for each month the notes remain outstanding during the period from March 15, 1998 through September 15, 1998. Pursuant to APB Opinion No. 14, the warrants have been valued at the differential rate between the stated rate (9.9%) and the then estimated market rate (20%), applied to the principal balance outstanding for the initial term of the senior term notes. This value ($101,000) has been credited to additional paid-in capital and $16,833 of this amount has been recorded as interest expense, which has been capitalized to oil and gas properties, in the four-month period ended
December 31, 1997.


Unit Warrants

     In August 1996, the Company sold 100,000 units, each such unit consisting of 5 shares of common stock and a warrant to purchase one share of common stock for total proceeds of $1,000,000. Each such warrant is

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


exercisable on or before September 1, 1999 at an exercise price of $3.125 per share. The exercise price represents the approximate market price of the underlying common stock at the time of the transaction.


Adviser Warrants

     In consideration of certain investment advisory and other services to the Company, and pursuant to warrant agreements, each dated as of August 21, 1996, the Company issued warrants to purchase 13,600 and 54,400 shares of common stock, (collectively the "Adviser Warrants"). The Adviser Warrants are exercisable at any time on or before May 15, 1999, at an exercise price of $3.00 per share. The exercise price represents the approximate market price of the underlying common stock at the time of the transaction.


June Warrants

     In conjunction with the issuance of the Notes (Note 5), the Company issued and continues to have outstanding 141,666 and 2/3 warrants (collectively, the "June Warrants"), each of which entitles the registered holder thereof to purchase one share of common stock. The June Warrants are exercisable at any time on or before June 14, 1999, at an exercise price of $3.00 per share. The exercise price was determined at a 100% premium to the sales price of Cheniere stock by private placement during May 1996. The June Warrants were originally issued by Cheniere and were converted to warrants of Cheniere following the Reorganization. The June Warrants were issued to a group of eleven investors in connection with a private placement of unsecured promissory notes. Pursuant to APB Opinion No. 14, the warrants issued have been valued at the differential rate between the initial interest rate (8%) and the estimated market rate (20%), applied to the outstanding principal balance. This value, $12,750, has been credited to additional paid-in capital and charged to interest expense for the period ended August 31, 1996.

     Effective September 14, 1996, the Company had not paid all amounts due and payable under the Notes by the Maturity Date. Certain of the Noteholders converted their Notes into 105,000 shares of common stock. One of the Noteholders purchased the promissory notes of the remaining noteholders. As per the terms of the Notes, the holder was entitled to receive up to an aggregate of 21,500 additional warrants for each month, or partial month, any amounts remained due and payable after September 14, 1996, up to a maximum aggregate number of 86,000 such additional warrants. These Notes were repaid on December 14, 1996, and upon repayment the Company issued 64,500 warrants in accordance with the loan agreement. The terms of the warrants are similar to the June Warrants. Pursuant to APB Opinion No. 14, these additional warrants have been valued at the differential rate between the rate charged (13%) and the then estimated market rate (25%), applied to the principal balance for each month outstanding after September 14, 1996. This value, $6,450, has been credited to additional paid-in capital and charged to interest expense for the period ended August 31, 1997.


Commission Warrants

     In connection with the July and August 1996 placement of 508,400 shares of common stock, the Company issued warrants to purchase 12,500 shares of common stock to one of two distributors who placed the shares. Such warrants are exercisable on or before the second anniversary of the sale of the shares of common stock at an exercise price of $3.125 per share. The exercise price represents the approximate market price of the underlying common stock at the time of the transaction.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8-STOCK OPTIONS

     In 1997 the Company established the Cheniere Energy, Inc. 1997 Stock Option Plan (the "Option Plan"). The option plan allows for the issuance of options to purchase up to 950,000 shares of Cheniere common stock. Grants made by the Company are summarized in the following table:

                                                                            August 31,
                                               December 31,       -------------------------------
                                                   1997               1997              1996
                                               -------------      -------------      ------------
     Outstanding at beginning of period          319,444 2/3        319,444 2/3               -
     Options granted at an exercise price
       of $3.00 per share                            220,000             12,000           300,000
     Options granted at an exercise price
       of $1.80 per share                                -                  -          19,444 2/3
     Options canceled                                    -              (12,000)              -
                                               -------------      -------------      ------------
     Outstanding at end of period                539,444 2/3        319,444 2/3       319,444 2/3
                                               =============      =============      ============
     Exercisable at end of period                131,944 2/3        131,944 2/3        19,444 2/3
                                               =============      =============      ============
     Weighted average exercise price of
       options outstanding                     $        2.96      $        2.93      $       2.93
                                               =============      =============      ============
     Weighted average exercise price of
       options exercisable                     $        2.82      $        2.82      $       1.80
                                               =============      =============      ============
     Weighted average remaining contractual
       life of options outstanding                 4.0 years          4.0 years         5.0 years



     The disclosure-only provisions of SFAS No. 123 do not have a material effect on the Company's financial statements.


NOTE 9-COMMON STOCK RESERVED

     The Company has reserved 1,720,000 and 2/3 shares of common stock for issuance upon the exercise of outstanding warrants (Note 7).

     The Company has reserved 950,000 shares of common stock for insurance upon the exercise of options which have been granted or which may be granted (Note
8).


NOTE 10-RELATED PARTY TRANSACTIONS

     The Company's $4,000,000 December 1997 Bridge Financing included two tranches: one domestic and one European. In conjunction with the European tranche, BSR Investments, Ltd., a major shareholder of the Company, purchased $2,000,000 of the notes and pledged a portion of its investment in Cheniere common stock to fund its participation. In conjunction with the financing, BSR received warrants to purchase 166,667 shares of the Company's common stock.

     In conjunction with certain of the Company's private placements of equity, placement fees have been paid to Investors Administration Services, Limited ("IAS"), a company in which the brother of the Company's Co-Chairman, Charif Souki, is a principal. Payments to IAS totaled $255,000 during the year ended August 31, 1997. Such payments were recorded as offering costs and reflected as a reduction of additional paid-in capital.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11-COMMITMENTS AND CONTINGENCIES


     The Company subleased its Houston, Texas headquarters from Zydeco under a month-to-month sublease until March 1998. See Note 12 for a description of the Company's office leasing activity subsequent to December 31, 1997.

     Rent expense recorded in the financial statements is as follows:

                                                Four-Month           Period Ended
                                               Period Ended            August 31
                                               December 31,     ------------------------
                                                   1997           1997           1996
                                               ------------     ---------      ---------
Office Rental (including parking)                $  6,887       $  22,403      $   3,884
Other Rental Property (terminated June, 1997)         -            48,000         13,920
                                                 --------       ---------      ---------
                                                 $  6,887       $  70,403       $  17,804
                                                 ========       =========       =========


     Pursuant to a Consulting Agreement dated as of July 3, 1996, between the Company and the former President of Bexy, Cheniere engaged Bexy's former President as a consultant to provide advice regarding the management and business of the Company. Bexy's former President agreed to provide such consulting services to Cheniere for two years ending on July 3, 1998, at a rate of $75,000 per year. Bexy's former President is not an employee of Cheniere and serves only in the capacity of a consultant.



NOTE 12-SUBSEQUENT EVENTS

     Subsequent to December 31, 1997, the Company completed four private placements of its common stock pursuant to Regulation D under the Securities Act of 1933 (the "Act"). In April 1998 Cheniere issued 530,000 shares, generating net proceeds of $1,018,000. In May 1998 the Company issued 22,000 shares with proceeds of $44,000 and an additional 70,000 shares in partial payment of $215,000 of legal charges related principally to previous offerings of the Company's common stock. In June 1998 Cheniere issued 890,644 shares of common stock, generating net proceeds of $1,175,900. In conjunction with the June 1998 financing, the Company also issued $180,000 in short-term notes with detachable warrants.

     In March 1998, the Company terminated its sublease from Zydeco for office space and entered into a lease for 2,678 square feet of office space from an unrelated third party. The term of the lease is six years. Rentals total $4,190 per month.

     On April 7, 1998, the Audit Committee of the Company's Board of Directors elected to change the fiscal year-end of the Company from August 31 to December 31.

     At the State of Louisiana Mineral Board lease sale held on April 8, 1998, Cheniere and Zydeco acquired leases on four tracts, aggregating 1,830 acres. At the State of Louisiana Mineral Board lease sale held on June 10, 1998, Cheniere acquired leases on four tracts, aggregating 381 acres and Zydeco acquired leases on nine tracts, aggregating 5,357 acres.

     On April 21, 1998, Zydeco filed a petition with the American Arbitration Association for arbitration in order to resolve certain disputes that have arisen with the Company. These disputes pertain to the rights and obligations of the parties involved and the claims for reimbursement of certain seismic costs and expenses incurred by Zydeco. The Company believes it has properly earned and preserved its interest in the project area covered by the Exploration Agreement and that all of its actions to date have been entirely within the scope of the Exploration Agreement. The Company believes it will ultimately prevail in the arbitration process.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     On April 27, 1998, the Company filed a counterclaim to the petition filed by Zydeco. The Company denies all claims made in the Zydeco filing. In its counterclaim, the Company asserts that Zydeco is liable for material misrepresentations, mismanagement and breaches of the Exploration Agreement. Cheniere seeks recovery of damages and other relief.



NOTE 13 - MANAGEMENT'S PLANS AND CONTINUED CAPITAL RAISING ACTIVITIES

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Cheniere is a development stage company which has not yet generated any operating revenues. At various times during the life of the Company to date, it has been necessary for the Company to raise additional capital through private placements of debt or equity financing. When such a need has arisen, the Company has met it successfully. It is management's belief that it will continue to be able to meet its needs for additional capital as such needs arise in the future.

     At December 31, 1997, the Company had $4,000,000 outstanding in senior term notes payable which mature on or before September 15, 1998. These notes were issued as part of a bridge financing in conjunction with an offering of units comprised of preferred stock and warrants to purchase common stock. The units offering was subsequently withdrawn, and the Company has not yet determined whether it will seek to raise additional capital for the repayment of the notes or seek to refinance the notes.

     In the event that the Company should not be successful in future efforts to raise capital for its operations, management is confident that through trades or sales of partial interests to industry partners the value of the oil and gas assets in which it has earned an ownership interest can be utilized to accomplish the Company's financial objectives of exploring and developing its oil and gas properties.

                                   PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning the directors and executive officers of the Company as of June 30, 1998:


NAME                        DIRECTOR SINCE    AGE      POSITION
----                        --------------    ---      --------
Keith F. Carney ............        -         42       Executive Vice President
William D. Forster .........      1996        50       Co-Chairman of the Board of Directors
Kenneth R. Peak ............      1997        52       Director
Charles M. Reimer ..........      1998        53       Director
Charif Souki ...............      1996        45       Co-Chairman of the Board of Directors
Don A. Turkleson ...........        -         43       Chief Financial Officer, Secretary and Treasurer
Walter L. Williams .........      1996        70       President, Chief Executive Officer and Director
Efrem Zimbalist, III .......      1996        51       Director


     The executive officers of the Company serve at the pleasure of the Board of Directors and are subject to annual appointment by the Board. The Company had five executive officers during the four-month period ended December 31, 1997. Information concerning the backgrounds of the directors and executive officers of the Company is provided in the following paragraphs.

     Keith F. Carney is currently Executive Vice President of Cheniere. He served as Chief Financial Officer and Treasurer of the Company from July 1996 through November 1997. Prior to joining Cheniere, Mr. Carney was a securities analyst in the oil and gas exploration/production sector with Smith Barney, Inc. from 1992-1996. From 1982-1990 he was employed by Shell Oil as an exploration geologist, with assignments in the Gulf of Mexico, the Middle East and other areas. He received a Master of Science degree in geology from Lehigh University in 1982 and a Master of Business Administration/Finance degree from the University of Denver in 1992. Mr. Carney currently serves as a Director for Pyr Energy.

     William D. Forster, co-founder of Cheniere, is currently Co-Chairman of the Board of Directors and a member of the Stock Option Committee. He served as President and Chief Executive Officer of Cheniere from July 1996 to September 1997. Mr. Forster was an investment banker with Lehman Brothers from 1975 to 1990, serving as a Managing Director for 11 years, initially in the oil and gas department for seven years, and then in various other areas. In 1990, he founded his own private investment bank, W. Forster & Co. Inc. Mr. Forster is a Director of Equity Oil Company, a Nasdaq National Market company. He holds a Bachelor of Arts degree in economics from Harvard College and a Master of Business Administration degree from Harvard Business School.

     Kenneth R. Peak is currently a Director of Cheniere and a member of the Audit Committee and the Stock Option Committee. Mr. Peak has been the President of Peak Enernomics, Incorporated, a company engaged in consulting activities in the oil and gas industry, since forming the company in 1990. From 1989 to 1990 Mr. Peak served as a Managing Director and Co-Manager, Corporate Finance, of Howard Weil Incorporated, an investment banking firm. Prior to joining Howard Weil Incorporated, Mr. Peak served as Vice President-Finance for Forest Oil Corporation from 1988 to 1989. Mr. Peak received a Bachelor of Science in physics from Ohio University and a Master of Business Administration degree from Columbia University. He currently serves as a director of NL Industries, Inc. and Cellxion, Inc.

     Charles M. Reimer is currently a Director of Cheniere. He is also Chairman and CEO of Virginia Indonesia Company (VICO), the operator on behalf of Union Texas Petroleum Holdings, Inc. and LASMO plc, of major gas and oil reserves and production located in East Kalimantan, Indonesia. Mr. Reimer began his career with Exxon Company USA in 1967 and held various professional and management positions in Texas and Louisiana. After leaving Exxon, Mr. Reimer was named President of Phoenix Resources Company in 1985 and relocated to Cairo, Egypt to begin eight years of international assignments.

     Charif Souki, also co-founder of Cheniere, is currently Co-Chairman of the Board of Directors and a member of the Audit Committee and the Stock Option Committee. Mr. Souki is an independent investment banker with twenty years of experience in the industry. In the past few years he has specialized in providing financing for promising microcap and small capitalization companies with an emphasis on the oil and gas industry. He holds a Bachelor of Arts degree from Colgate University and a Master of Business Administration from Columbia University.

     Don A. Turkleson is currently Chief Financial Officer, Secretary and Treasurer of Cheniere. Prior to joining Cheniere, Mr. Turkleson was employed by PetroCorp Incorporated from 1983 to 1996, as Controller until 1986, then as Vice President-Finance, Secretary and Treasurer. From 1975 to 1983 he worked as a Certified Public Accountant in the natural resources division of Arthur Andersen & Co. Mr. Turkleson received a Bachelor of Science degree in accounting from Louisiana State University in 1975. He is a member of the American Institute of Certified Public Accountants and of the Texas Society of Certified Public Accountants. He is a Director, Treasurer and past Chairman of the Board of Neighborhood Centers, Inc.

     Walter L. Williams is currently President and Chief Executive Officer and a Director of Cheniere. Prior to joining Cheniere, Mr. Williams spent 32 years as a founder and later Chairman and Chief Executive Officer of Texoil, Inc., a publicly held Gulf Coast exploration and production company. Prior to that time he was an independent petroleum consultant. He received a Bachelor of Science degree in petroleum engineering from Texas A&M University in 1949 and is a Registered Engineer in both the states of Louisiana and Texas. Mr. Williams has served as a Director and Member of the Executive Committee of the Board of the Houston Museum of Natural Science.

     Efrem Zimbalist, III is currently a Director of Cheniere, Chairman of the Audit Committee and a member of the Stock Option Committee. He is also President and Chief Executive Officer of Times Mirror Magazines, a division of Times Mirror Co., and a Vice President of Times Mirror Co. He formerly served as Vice President, Strategic Development for Times Mirror Co. from 1993 to 1995. Previously he served as Chairman and Chief Executive Officer of Correia Art Glass, Inc., a family owned business. He also served five years as a senior engagement manager at the management consulting firm of McKinsey and Co., Inc. in Los Angeles. Mr. Zimbalist received a Bachelor of Arts degree in economics from Harvard College and a Master of Business Administration degree from Harvard Business School.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table reflects all forms of compensation for the executive officers for services to the Company during the year ended December 31, 1997, the year ended August 31, 1997, and the period from inception (February 21, 1996) through August 31, 1996.


                           SUMMARY COMPENSATION TABLE

                                      Annual Compensation                 Long Term
                              -----------------------------------     Compensation Awards
                                                                     ---------------------
                                                     Other Annual    Securities Underlying
Name and Principal Position   Year(1)     Salary     Compensation      Options/SARs(#)
---------------------------   -------    --------    ------------    ---------------------
Walter L. Williams             1997c     $120,000         $0               50,000
President and                  1997      $120,000         $0                 --
Chief Executive Officer        1996          $0        $30,000(2)         150,000

Keith F. Carney                1997c      $90,833         $0               50,000
Executive Vice President       1997       $90,000         $0                 --
                               1996       $11,250 (3)     $0              150,000

Don A. Turkleson               1997c       $8,333 (4)     $0               50,000
Chief Financial Officer,       1997          $0           $0                 --
Secretary and Treasurer        1996          $0           $0                 --

(1) The Company's first period of operations was from inception (February 21, 1996) to August 31, 1996. The next period reported is the year ended August 31, 1997. The one-year period ending December 31, 1997 is indicated in the table above with the caption "1997c", and is included due to a change in the Company's fiscal year-end.

(2) Mr. Williams' Other Annual Compensation for 1996 represents 30,000 shares of common stock, valued at $1.00 per share, received in lieu of cash compensation for three months of employment from his inception date of June 1, 1996 through August 31, 1996 based on an annual salary of $120,000.

(3) Mr. Carney's 1996 salary was payment for six weeks of employment from his inception date of July 16, 1996 through August 31, 1996 based on an annual salary of $90,000. Effective December 1, 1997, Mr. Carney's annual salary was increased to $100,000.

(4) Mr. Turkleson's salary for the one-year period ended December 31, 1997 was payment for one month of employment from his inception date of December 1, 1997 based on an annual salary of $100,000.

OPTIONS GRANTS

     Stock options granted to executive officers during the one-year period ended December 31, 1997 are summarized in the following table:

                               Individual Grants                                                  Potential Realizable Value
----------------------------------------------------------------------------------------------      at Assumed Annual Rates
                   Number of Securities      % of Total                                           of Stock Price Appreciation
                       Underlying           Options/SARs          Exercise or                           for Option Term
                      Options/SARs        Granted to Employees    Base Price        Expiration    ----------------------------
    Name                 Granted            in Fiscal Period       Per Share            Date           5%(1)           10%
------------------ --------------------  ---------------------  ---------------   -------------   --------------  ------------
Walter L. Williams        50,000                28.60%               $3.00            12/14/02            -          $36,215

Keith F. Carney           50,000                28.60%               $3.00            12/14/02            -          $36,215

Don A. Turkleson          50,000                28.60%               $3.00            12/14/02            -          $36,215

(1) The market price of the Company's common stock at the date of grant was $2.3125. At an assumed annual rate of appreciation of 5%, the market price of the Company's common stock would remain below the exercise price of $3.00 per share throughout the term of the options.


     Outside members of the Board of Directors (those who do not serve as executive officers of the Company) are compensated for their services to the Company through the grant of options to purchase common stock of the Company. During the four months ended December 31, 1997, Mr. Peak received options to purchase 35,000 shares of common stock and Mr. Zimbalist received options to purchase 10,000 shares of common stock, all at an exercise price of $3.00 per share on or before September 28, 2002.



OPTION EXERCISES AND YEAR-END VALUES

     The following table sets forth information regarding unexercised options to purchase shares of common stock granted by the Company to its executive officers. No executive officers exercised any Common Stock options during the one-year period ended December 31, 1997.


                             NUMBER OF SECURITIES UNDERLYING                VALUE OF UNEXERCISED IN-THE-MONEY
                       UNEXERCISED OPTIONS/SARs AT DECEMBER 31, 1997       OPTIONS/SARs AT DECEMBER 31, 1997 (1)
                       ---------------------------------------------    -------------------------------------------
      NAME                   EXERCISABLE         UNEXERCISABLE               EXERCISABLE          UNEXERCISABLE
-------------------    ---------------------   ---------------------    ---------------------  --------------------
Walter L. Williams              75,000              125,000                      --                    --

Keith F. Carney                 37,500              162,500                      --                    --

Don A. Turkleson                  --                 50,000                      --                    --

(1) The value of unexercised options to purchase common stock at December 31, 1997 is nil since the $2.25 per share market value of the underlying securities at December 31, 1997 was less than the $3.00 exercise price.

BOARD REPORT ON EXECUTIVE COMPENSATION

     The Board of Directors has furnished the following report on executive compensation for the four months ended December 31, 1997:

     Because the Company is a development stage company, the Company has no employment agreements with any of its executive officers and two executive officers served with no compensation for the four months ended December 31, 1997. William D. Forster and Charif Souki, Co-Chairmen of the Board of Directors for the four months ended December 31, 1997, did not receive any compensation in the form of salary or options and the Company does not currently intend to pay any such compensation to such officers until the Company has raised significant additional capital.

     For those executive officers receiving compensation, the Company seeks to relate a significant portion of the potential total executive compensation to the Company's financial performance. In general, executive financial rewards may be segregated into the following components: salary and stock-based benefits.

     Base compensation for senior executive officers is intended to afford a reasonable degree of financial security and flexibility to those individuals who are regarded by the board as acceptably discharging the levels and types of responsibility implicit in the various executive positions. The board also takes into consideration industry and non-industry compensation levels for professional peer groups. Based on these factors, Walter L. Williams received salary at a rate of $120,000 per year beginning September 1, 1996; Keith F. Carney received salary at a rate of $90,000 per year beginning July 16, 1996, which was increased to $100,000 per year effective December 1, 1997; Don A. Turkleson received salary at a rate of $100,000 per year beginning December 1, 1997.

     The board of directors is of the view that properly designed and administered stock-based incentives for senior executives closely align the executives' economic interests with those of stockholders and provide a direct continuing focus upon the goal of constantly striving to increase long-term
stockholder value.  Toward that goal, the Company   (i) on June 1, 1996, granted
Mr. Williams options to purchase 150,000 shares of the common stock and on July 3, 1996, granted Mr. Williams 30,000 shares of common stock in lieu of cash compensation for three months of employment from his inception date of June 1, 1996 until the end of the fiscal year on August 31, 1996, (ii) on July 16, 1996, granted Mr. Carney options to purchase 150,000 shares of common stock and (iii) on December 15, 1997 granted options to purchase 50,000 shares of common stock to each of Messrs. Williams, Carney and Turkleson. See "Executive Compensation- -Summary Compensation Table and --Option Grants" for details.

     Since the Company has no compensation committee, the foregoing report was given by the entire incumbent Board of Directors as of December 31, 1997.

                                    THE BOARD OF DIRECTORS
                                    William D. Forster, Co-Chairman
                                    Charif Souki, Co-Chairman
                                    Kenneth R. Peak
                                    Walter L. Williams
                                    Efrem Zimbalist III


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Because the Company has no compensation committee, all incumbent members of the Board of Directors, as of December 31, 1997, participated in deliberations concerning executive officer compensation. In addition to serving as a director of the Company, several directors held positions as executive officers during the four months ended December 31, 1997. Mr. Forster served as Co-Chairman of the Board, Mr. Souki served as Co-Chairman of the Board and Mr. Williams served as President and Chief Executive Officer.

COMMON STOCK PERFORMANCE GRAPH

     The following graph compares the cumulative total shareholder return on the Company's Common Stock against, the S&P Oil and Gas (Exploration & Production) Index, and the Russell 1000 Index for the period beginning on July 3, 1996 and ending at December 31, 1997. The Company's Common Stock began trading on the OTC Bulletin Board on July 3, 1996 and moved to the NASDAQ SmallCap Market on April 11, 1997. The graph was constructed on the assumption that $100 was invested in the Company's Common Stock, the S&P Oil and Gas (Exploration & Production) Index, and the Russell 2000 Index on July 3, 1996.



                     COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG CHENIERE ENERGY, INC., S&P OIL & GAS (EXPLORATION & PRODUCTION) INDEX, AND
                              RUSSELL 1000 INDEX



                             [Graph appears Here]



                                                          JULY 3, 1996   AUGUST 31, 1996   AUGUST 31, 1997   DECEMBER 31, 1997
                                                          ------------   ---------------   ---------------   -----------------

      Cheniere Energy, Inc.                                  $100            $117               $119               $102
      S&P Oil & Gas (Exploration &
      Production) Index                                      $100            $ 98               $136               $148
      Russell 1000 Index                                     $100            $ 99               $116               $106


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth information with respect to the shares of common stock owned of record and beneficially as of June 30, 1998 by all persons who own of record or are known by the Company to own beneficially more than 5% of the outstanding common stock by each director and executive officer, and by all directors and executive officers as a group:


                                AMOUNT AND NATURE OF
        NAME                    BENEFICIAL OWNERSHIP     PERCENT OF CLASS
---------------------------  --------------------------  ----------------
BSR Investments, Ltd.                 2,768,667  (1)            16.9%
Keith F. Carney                          75,000  (2)              *
William D. Forster                    2,846,211  (3)            17.6%
Kenneth R. Peak                             --   (4)              *
Charles M. Reimer                        28,571  (5)              *
Charif Souki                                --   (6)              *
Don A. Turkleson                         25,000  (7)              *
Walter L. Williams                      180,000  (8)             1.1%
Efrem Zimbalist, III                     22,000  (9)              *
All Directors and Officers
  as a group (8 persons)              3,176,782 (10)            19.3%

_______________
* Less than 1%

(1) BSR Investments, Ltd. is controlled by Nicole Souki, the President of BSR and the mother of Charif Souki. Charif Souki disclaims beneficial ownership of the shares. Includes warrants to purchase 166,667 of the Company's common stock. BSR's address is: c/o Harney, Westwood & Riegels, Box 71, Craigmuir Chambers, Road Town, Tortola, B.V.I.

(2) Includes 75,000 shares issuable upon exercise of presently exercisable options. Excludes 125,000 shares issuable upon the exercise of options held by Mr. Carney but not exercisable within 60 days of the filing of this Form 10-K Transition Report.

(3) Does not include 100,000 shares held by a trust for the benefit of Mr. Forster's mother of which Mr. Forster is a 20% remainderman and of which shares he disclaims beneficial ownership. Mr. Forster's address is c/o Cheniere Energy, Inc., 1200 Smith Street, Suite 1740, Houston, TX 77002-4312.

(4) Excludes 35,000 shares issuable upon the exercise of options held by Mr. Peak but not exercisable within 60 days of the filing of this Form 10-K Transition Report.

(5) Excludes 35,000 shares issuable upon the exercise of options held by Mr. Reimer but not exercisable within 60 days of the filing of this Form 10-K Transition Report.

(6) Does not include 2,602,000 shares nor warrants to purchase 166,667 shares of Cheniere common stock held by BSR Investments, Ltd. of which Charif Souki disclaims beneficial ownership. BSR Investments, Ltd. is controlled by Nicole Souki, the President of BSR Investments, Ltd. and the mother of Charif Souki.

(7) Excludes 50,000 shares issuable upon the exercise of options held by Mr. Turkleson but not exercisable within 60 days of the filing of this Form 10-K Transition Report.

(8) Includes 150,000 shares issuable upon exercise of presently exercisable options. Excludes 50,000 shares issuable upon the exercise of options held by Mr. Williams but not exercisable within 60 days of the filing of this Form 10-K Transition Report.

(9) Excludes 10,000 shares issuable upon the exercise of options held by Mr. Zimbalist but not exercisable within 60 days of the filing of this Form 10-K Transition Report.

(10)Includes an aggregate of 225,000 shares issuable upon exercise of presently exercisable options. Excludes an aggregate of 270,000 shares issuable upon the exercise of options not exercisable within 60 days of the filing of this Form 10-K Transition Report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     BSR Investments, Ltd. ("BSR"), an entity holding approximately 16.9% of the outstanding shares of the Company's common stock, is under the control of Nicole Souki, the mother of Charif Souki, Co-Chairman of the Board of Directors for the our months ended December 31, 1997. Charif Souki has been engaged, from time to time, as a consultant to BSR. Charif Souki disclaims beneficial ownership of all shares held by BSR.

     The Company's $4,000,000 December 1997 Bridge Financing included two tranches: one domestic and one European. In conjunction with the European tranche, BSR purchased $2,000,000 of the notes and pledged a portion of its investment in Cheniere common stock to fund its participation. In conjunction with the financing, BSR received warrants to purchase 166,667 shares of the Company's common stock.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements, Schedules and Exhibits


       (1)  Financial Statements
            Report of Independent Accounts...................   19
            Consolidated Balance Sheet.......................   20
            Consolidated Statement of Operations.............   21
            Consolidated Statement of Stockholders' Equity...   22
            Consolidated Statement of Cash Flows.............   23
            Notes to Consolidated Financial Statements.......   24

       (2)  Financial Statement Schedule

            All consolidated financial statement schedules have been omitted because they are not required, are not applicable, or the information has been included elsewhere.

       (3)  Exhibits


Exhibit No.  Description
-----------  -----------

     3.1 Amended and Restated Certificate of Incorporation of Cheniere Energy, Inc. ("Cheniere") (Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement under the Securities Act of 1933 on Form S-1 filed on August 27, 1996 (File No. 333-10905))
     3.2 By-laws of Cheniere (Incorporated by reference to Exhibit 3.2 of the Company's Amendment No. 1 on Form S-1 filed on August 27, 1996 (File No. 333-10905))
     3.3  Board Resolutions Amending By-laws of Cheniere
     4.1 Specimen Common Stock Certificate of Cheniere (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement under the Securities Act of 1933 on Form S-1 filed on August 27, 1996 (File No. 333-10905))
    10.1 Exploration Agreement between FX Energy, Inc. (now known as Cheniere Energy Operating Co., Inc. ("Cheniere Operating")) and Zydeco Exploration, Inc. ("Zydeco") (Incorporated by reference to Exhibit
          10.1 of the Company's Registration Statement under the Securities Act of 1933 on Form S-1 filed on August 27, 1996 (File No. 333-10905))
    10.2 First Amendment to the Exploration Agreement between FX Energy, Inc. (now known as Cheniere Operating) and Zydeco (Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement under the Securities Act of 1933 on Form S-1 filed on August 27, 1996 (File No. 333-10905))
    10.3 Second Amendment to the Exploration Agreement between FX Energy, Inc. (now known as Cheniere Operating) and Zydeco (Incorporated by reference to Exhibit 10.3 of the Company's Registration Statement under the Securities Act of 1933 on Form S-1 filed on August 27, 1996 (File No. 333-10905))
    10.4 Third Amendment to the Exploration Agreement between FX Energy, Inc. (now known as Cheniere Operating) and Zydeco (Incorporated by reference to Exhibit 10.4 of the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K filed on November 27, 1996 (File No. 2-63115))
    10.5 Form of Regulation D Subscription Agreement between Cheniere Operating and certain "accredited investors" (Incorporated by reference to Exhibit 10.5 of the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K filed on November 27, 1996 (File No. 2-63115))

    10.6 Form of Noteholders Agreement between Cheniere and the holders of promissory notes in the aggregate principal amount of $425,000 (Incorporated by reference to Exhibit 10.4 of the Company's Registration Statement under the Securities Act of 1933 on Form S-1 filed on August 27, 1996 (File No. 333-10905))
    10.7 Form of Warrant Agreement governing warrants of Cheniere issued in exchange for warrants of Cheniere Operating (which were issued pursuant to the Noteholders Agreement) (Incorporated by reference to
          Exhibit 10.5 of the Company's Registration Statement under the Securities Act of 1933 on Form S-1 filed on August 27, 1996 (File No. 333-10905))
    10.8 Asset Transfer, Assignment and Assumption Agreement between Bexy Communications, Inc. and Mar Ventures, Inc. (Incorporated by reference to Exhibit 10.6 of the Company's Registration Statement under the Securities Act of 1933 on Form S-1 filed on August 27, 1996 (File No. 333-10905))
    10.9 Indemnification Agreement between Buddy Young, Cheniere, Cheniere Operating and the shareholders of Cheniere Operating named therein (Incorporated by reference to Exhibit 10.7 of the Company's Registration Statement under the Securities Act of 1933 on Form S-1 filed on August 27, 1996 (File No. 333-10905))
    10.10 Form of Warrant Agreement between Cheniere and each of C.M. Blair, W.M. Foster & Co., Inc. and Redliw Corp. (Incorporated by reference to
          Exhibit 10.8 of the Company's Registration Statement under the Securities Act of 1933 on Form S-1 filed on August 27, 1996 (File No. 333-10905))
    10.11 Consulting Agreement between Cheniere and Buddy Young (Incorporated by reference to Exhibit 10.9 of the Company's Registration Statement under the Securities Act of 1933 on Form S-1 filed on August 27, 1996 (File No. 333-10905))
    10.12 Letter Agreement between Cheniere and Buddy Young regarding reverse splits of the Common Stock (Incorporated by reference to Exhibit 10.10 of the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K filed on November 27, 1996 (File No. 2-63115))
    10.13 Fourth Amendment to the Exploration Agreement between FX Energy, Inc. (now known as Cheniere Operating) and Zydeco (Incorporated by reference to Exhibit 10.12 of the Company's Registration Statement under the Securities Act of 1933 on Form S-1 filed on March 17, 1997 (File No. 333-23421))
    10.14 Form of Letter Agreement between Cheniere and certain purchasers of Common Stock pursuant to Regulation S (Incorporated by reference to Exhibit 10.13 of the Company's Registration Statement under the Securities Act of 1933 on Form S-1 filed on March 17, 1997 (File No. 333-23421))
    10.15 Form of Warrant Agreement governing warrants issued in unit offering to each of Western Slopes, Ltd. and Great Heritage Holdings, Ltd. (Incorporated by reference to Exhibit 10.15 of the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K filed on October 14, 1997 (File No. 0-9092))
    10.16 Form of Warrant Agreement between Cheniere and Reefs & Co., Ltd. (Incorporated by reference to Exhibit 10.16 of the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K filed on October 14, 1997 (File No. 0-9092))
    10.17 Form of Warrant Agreement governing warrants issued pursuant to Noteholders Agreement (Incorporated by reference to Exhibit 10.17 of the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K filed on October 14, 1997 (File No. 0-9092))
    10.18 Fifth Amendment to the Exploration Agreement between FX Energy, Inc. (now known as Cheniere Operating) and Zydeco (Incorporated by reference to Exhibit 10.18 of the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K filed on October 14, 1997 (File No. 0-9092))
    10.19 Sixth Amendment to the Exploration Agreement between FX Energy, Inc. (now known as Cheniere Operating) and Zydeco (Incorporated by reference to Exhibit 10.19 of the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K filed on October 14, 1997 (File No. 0-9092))

    10.20 Form of Letter Agreement between Cheniere and Sam B. Myers, Jr. regarding Promissory Note in the principal amount of $500,000 (Incorporated by reference to Exhibit 10.20 of the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K filed on October 14, 1997 (File No. 0-9092))
    10.21 Form of Noteholder Agreement between Cheniere and Sam B. Myers, Jr. relating to Promissory Note in the principal amount of $500,000 (Incorporated by reference to Exhibit 10.21 of the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K filed on October 14, 1997 (File No. 0-9092))
    10.22 Form of Security Agreement between Cheniere and Sam B. Myers, Jr. relating to Promissory Note in the principal amount of $500,000 (Incorporated by reference to Exhibit 10.22 of the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K filed on October 14, 1997 (File No. 0-9092))
    10.23 Seventh Amendment to the Exploration Agreement between FX Energy, Inc. (now known as Cheniere Operating) and Zydeco (Incorporated by reference to Exhibit 10.23 of the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K filed on October 14, 1997 (File No. 0-9092))
    10.24 Form of Letter Agreement between Cheniere and Sam B. Myers, Jr. regarding Promissory Note Extension (Incorporated by reference to Exhibit 10.24 of the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K filed on October 14, 1997 (File No. 0-9092))
    10.25 Cheniere Energy, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.25 of the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-Q filed on January 14, 1998 (File No. 0-9092))
    10.26 Eighth Amendment to the Exploration Agreement between FX Energy, Inc. (now known as Cheniere Operating) and Zydeco
    10.27 Form of Securities Purchase Agreement dated December 15, 1997
    10.28 Form of First Amendment to Securities Purchase Agreement dated December 15, 1997
    10.29 Securities Purchase Agreement among Cheniere, Arabella S.A., Alba Limited and Scorpion Energy Partners dated December 15, 1997
    10.30 Letter Agreement between Cheniere and Zydeco dated December 31, 1997
    21.1  Subsidiaries of Cheniere Energy, Inc. (Incorporated by reference to
          Exhibit 21.1 of the Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-K filed on October 14, 1997 (File No. 0-9092))
    27.1  Financial Data Schedule


(b)  Reports On Form 8-K


     The Company filed Current Reports on Form 8-K on September 24, 1997, regarding the repayment of a $500,000 short-term note payable, a rescheduling of amounts payable under the Exploration Agreement and sales of equity securities pursuant to Regulation S; on October 10, 1997, regarding new director and management changes; on December 18, 1997, regarding a $4,000,000 bridge financing and a units offering; on April 23, 1998, regarding Zydeco's filing a petition for arbitration to resolve certain disputes; and on May 22, 1998 regarding a change in accountants.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    CHENIERE ENERGY, INC.



                                    By: /s/ WALTER L. WILLIAMS
                                       --------------------------
                                    Walter L. Williams
                                    President and Chief Executive Officer
                                    Date:  July 2, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                  Title                                   Date



/s/ WILLIAM D. FORSTER     Co-Chairman of the Board                July 2, 1998
------------------------
William D. Forster


/s/ CHARIF SOUKI           Co-Chairman of the Board                July 2, 1998
------------------------
Charif Souki


/s/ WALTER L. WILLIAMS     President and Chief Executive Officer,  July 2, 1998
------------------------   Director
Walter L. Williams


/s/ DON A. TURKLESON       Chief Financial Officer, Secretary and  July 2, 1998
------------------------   Treasurer
Don A. Turkleson


/s/ KENNETH R. PEAK        Director                                July 2, 1998
------------------------
Kenneth R. Peak


/s/ CHARLES M. REIMER      Director                                July 2, 1998
------------------------
Charles M. Reimer


/s/ EFREM ZIMBALIST, III.  Director                                July 2, 1998
------------------------
Efrem Zimbalist, III