Form 10-Q
period 1998-06-30
CHENIERE ENERGY INC
filed 1998-07-14
CIK 3570

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

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

As of July 9, 1998, there were 16,207,082 shares of Cheniere Energy, Inc. Common Stock, $.003 par value, issued and outstanding.

===============================================================================

                              CHENIERE ENERGY, INC.
                               INDEX TO FORM 10-Q



                                                                                             Page
                                                                                             ----
PART I.  FINANCIAL INFORMATION

         Item 1. Consolidated Financial Statements

                  Consolidated Balance Sheet...................................................3

                  Consolidated Statement of Operations.........................................4

                  Consolidated Statement of Stockholders' Equity...............................5

                  Consolidated Statement of Cash Flows.........................................6

                  Notes to Consolidated Financial Statements...................................7

         Item 2. Management's Discussion and Analysis of Financial Condition and
                  Results of Operations........................................................9

PART II.  OTHER INFORMATION

         Item 2. Changes in Securities and Use of Proceeds....................................10

         Item 6. Exhibits and Reports on Form 8-K.............................................10

SIGNATURES....................................................................................11

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)


                                                                         June 30,      December 31,
                                                                           1998            1997
                                                                      ------------     ------------
                         ASSETS

CURRENT ASSETS
   Cash                                                               $  1,051,883     $    787,523
   Accounts Receivable                                                     125,724          102,330
    Debt Issuance Costs, net                                                65,979          224,306
   Prepaid Expenses and Other Current Assets                                90,306           10,543
                                                                      ------------     ------------
     TOTAL CURRENT ASSETS                                                1,333,892        1,124,702

 OIL AND GAS PROPERTIES, full cost method
  Unevaluated                                                           18,168,208       16,534,054

 FIXED ASSETS, net                                                         110,966           46,871
                                                                      ------------     ------------
     TOTAL ASSETS                                                     $ 19,613,066     $ 17,705,627
                                                                      ============     ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable and Accrued Liabilities                           $    295,111     $    369,766
   Notes Payable                                                         2,180,000        2,000,000
   Note Payable - Related Party                                          2,000,000        2,000,000
   Less: Cost of Detachable Warrants                                        (2,320)         (84,167)
                                                                      ------------     ------------
     TOTAL LIABILITIES                                                   4,472,791        4,285,599
                                                                      ------------     ------------

STOCKHOLDERS' EQUITY
    Common Stock, $.003 par value
       Authorized: 45,000,000 shares
       Issued and Outstanding: 16,207,082 shares at June 30, 1998;
       14,457,866 at December 31, 1997                                      48,622           43,374
    Preferred Stock, $.0001 par value
       Authorized: 5,000,000 shares
      Issued and Outstanding: none                                               -                -
   Additional Paid-in-Capital                                           17,897,645       15,563,330
   Deficit Accumulated During the Development Stage                     (2,805,992)      (2,186,676)
                                                                      ------------     ------------
     TOTAL STOCKHOLDERS' EQUITY                                         15,140,275       13,420,028
                                                                      ------------     ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 19,613,066     $ 17,705,627
                                                                      ============     ============


    The accompanying notes are an integral part of the financial statements.

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)


                                                  For the Three Months              For the Six Months
                                                      Ended June 30,                   Ended June 30,            Cumulative
                                            -----------------------------     -----------------------------    from the Date
                                                  1998            1997            1998            1997          of Inception
                                            ------------     ------------     ------------     ------------     ------------
Revenue                                     $         -      $         -      $         -      $         -      $         -
                                            ------------     ------------     ------------     ------------     ------------
General and Administrative Expenses              436,435          379,321          631,829          754,342        2,896,127
                                            ------------     ------------     ------------     ------------     ------------
Loss from Operations Before Other Income
  and Income Taxes                              (436,435)        (379,321)        (631,829)        (754,342)      (2,896,127)

Interest Income                                    6,619           19,822           12,513           46,978          129,136
Interest Expense                                       -                -                -                -          (39,001)
                                            ------------     ------------     ------------     ------------     ------------
Loss From Operations Before Income Taxes        (429,816)        (359,499)        (619,316)        (707,364)      (2,805,992)

Provision for Income Taxes                             -                -                -                -                -
                                            ------------     ------------     ------------     ------------     ------------
Net Loss                                    $   (429,816)    $   (359,499)    $   (619,316)    $   (707,364)    $ (2,805,992)
                                            ============     ============     ============     ============     ============
Net Loss Per Share (basic and diluted)      $      (0.03)    $      (0.03)    $      (0.04)    $      (0.06)    $      (0.23)

Weighted Average Number of Shares
  Outstanding                                 15,865,084       13,014,691       14,891,462       12,598,564       12,395,861



    The accompanying notes are an integral part of the financial statements.

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                          Common Stock            Additional                    Total
                                                      ---------------------        Paid-In       Retained    Sockholders'
                                           Per Share    Shares      Amount         Capital        Deficit       Equity
                                          ----------  ---------   ---------     ------------    ------------ ------------
 Sale of Shares on April 9, 1996          $    0.012  6,242,422   $  18,727     $     56,276    $      -     $    75,003
 Sale of Shares on May 5, 1996                 1.50   2,000,000       6,000        2,994,000           -       3,000,000
Issuance of Shares to an Employee
    on July 1, 1996                            1.00      30,000          90           29,910           -          30,000
Issuance of Shares in Reorganization to
   Former Bexy Shareholders                       -     600,945       1,803          (1,803)           -              -
 Sale of Shares on July 30, 1996               2.00      50,000         150           99,850           -         100,000
 Sale of Shares on August 1, 1996              2.00     508,400       1,525        1,015,275           -       1,016,800
 Sale of Shares on August 30, 1996             2.00     500,000       1,500          998,500           -       1,000,000
Expenses Related to Offerings                     -           -           -         (686,251)          -        (686,251)
Issuance of Warrants                              -           -           -           12,750           -          12,750
Net Loss                                          -           -           -               -        (121,847)    (121,847)
                                                     ----------      ------       ----------     ----------   ----------
 Balance - August 31, 1996                            9,931,767      29,795        4,518,507       (121,847)   4,426,455

 Sale of Shares on September 12, 1996          2.00      50,000         150           99,850           -         100,000
 Sale of Shares on September 16, 1996          2.00      80,250         241          160,259           -         160,500
Conversion of Debt                             2.00     105,000         315          209,685           -         210,000
 Sale of Shares on October 30, 1996            2.25     457,777       1,373        1,028,627           -       1,030,000
Issuance of Warrants                              -           -           -            6,450           -           6,450
 Sale of Shares on December 6, 1996            2.25     475,499       1,426        1,068,448           -       1,069,874
 Sale of Shares on December 9, 1996            2.50     400,000       1,200          998,800           -       1,000,000
 Sale of Shares on December 11, 1996           2.25      22,222          67           49,933           -          50,000
 Sale of Shares on December 19, 1996           2.50     200,000         600          499,400           -         500,000
 Sale of Shares on December 20, 1996           2.50     220,000         660          549,340           -         550,000
 Sale of Shares on February 28, 1997           4.25     352,947       1,059        1,498,967           -       1,500,026
 Sale of Shares on March 4, 1997               4.25     352,947       1,059        1,498,966           -       1,500,025
 Sale of Shares on May 22, 1997                3.00     535,000       1,605        1,603,395           -       1,605,000
Issuance of Shares to Adjust Prices of
   Shares Sold on February 28 and March 4         -     294,124         883             (883)          -              -
 Sale of Shares on June 26, 1997               3.00      33,333         100           99,900           -         100,000
 Sale of Shares on July 24, 1997               3.00     250,000         750          749,250           -         750,000
Issuance of Shares in Connection with
   Financial Advisory Services                 3.125    200,000         600          624,400           -         625,000
 Sale of Shares on July 30, 1997               3.00     100,000         300          299,700           -         300,000
 Sale of Shares on August 19, 1997             3.00     100,000         300          299,700           -         300,000
Expenses Related to Offerings                     -           -           -       (1,153,441)          -      (1,153,441)
Net Loss                                          -           -           -               -      (1,676,468)  (1,676,468)
                                                     ----------      ------       ----------     ----------   ----------
 Balance - August 31, 1997                           14,160,866      42,483       14,709,253     (1,798,315)  12,953,421

 Sale of Shares on September 15, 1997          3.00      67,000         201          200,799           -         201,000
 Sale of Shares on September 16, 1997          3.00     130,000         390          389,610           -         390,000
Expenses related to offerings                                                        (74,532)                    (74,532)
Issuance of Warrants and Shares with
    Bridge Notes on December 15, 1997          2.375    100,000         300          338,200                     338,500
Net Loss                                                      -           -                -       (388,361)    (388,361)
                                                     ----------      ------       ----------     ----------   ----------
 Balance - December 31, 1997                         14,457,866      43,374       15,563,330     (2,186,676)  13,420,028

 Sale of Shares on April 8, 1998               2.00     530,000       1,590        1,058,410           -       1,060,000
Issuance of Shares in Settlement of
   Charges for Previous Legal Services         1.40      70,000         210           97,790           -          98,000
 Sale of Shares on May 29, 1998                2.00      22,000          66           43,934           -          44,000
 Sale of Shares on June 4, 1998                1.40     890,644       2,672        1,244,230           -       1,246,902
Expenses related to offerings                                 -           -         (113,000)          -        (113,000)
Issuance of Shares to Adjust Prices of
   Shares Sold on April 8 and May 29                    236,572         710             (710)          -               -
Issuance of Warrants with
    Bridge Notes on June 4, 1998                              -           -            3,661           -           3,661
Net Loss                                                      -           -               -        (619,316)    (619,316)
                                                     ----------      ------       ----------     ----------   ----------
 Balance - June 30, 1998                             16,207,082      48,622       17,897,645     (2,805,992)  15,140,275
                                                     ==========      ======       ==========     ==========   ==========

    The accompanying notes are an integral part of the financial statements.

 CHENIERE ENERGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

                                                                           Six Months Ended
                                                                              June 30,              Cumulative
                                                                      --------------------------   from the Date
                                                                         1998            1997      of Inception
                                                                      -----------     ----------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                          $  (619,316)     $(707,364)    $(2,805,992)
    Adjustments to Reconcile Net Loss to
       Net Cash Used by Operating Activities:
    Depreciation and Amortization                                          18,225          4,104         33,032
    Compensation Paid in Common Stock                                           -              -        654,400
    (Increase) in Accounts Receivable                                     (23,394)             -       (125,724)
    Increase in Prepaid Expenses and Other Current Assets                 (79,763)       (65,248)       (90,306)
    Increase (Decrease) in Accounts Payable and Accrued Liabilities       (74,655)        64,645        295,111
    Decrease in Avances from Officers                                           -           (961)             -
    Non-Cash Interest Expense (Issuance of Warrants)                            -             -          19,200
                                                                      -----------    -----------    -----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                   $  (778,903)      (704,824)    (2,020,279)
                                                                      -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of Fixed Assets                                             (82,320)        (7,944)      (143,998)
    Proceeds from Sales of Oil and Gas Seismic Data                             -              -         46,000
    Oil and Gas Property Additions                                     (1,390,319)    (6,000,000)   (17,940,346)
                                                                      -----------    -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                                  (1,472,639)    (6,007,944)   (18,038,344)
                                                                      -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Issuance of Notes with Detachable Warrants              180,000              -      4,605,000
    Proceeds from Issuance of Notes                                             -              -        500,000
    Repayment of Notes Payable                                                  -              -       (715,000)
    Sale of Common Stock                                                2,448,902      4,705,051     18,747,730
    Offering Costs                                                       (113,000)      (266,140)    (2,027,224)
                                                                      -----------    -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               2,515,902      4,438,911     21,110,506
                                                                      -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH                                           264,360     (2,273,857)     1,051,883

CASH - BEGINNING OF PERIOD                                                787,523      2,419,264              -
                                                                      -----------    -----------    -----------
CASH - END OF PERIOD                                                  $ 1,051,883    $   145,407    $ 1,051,883
                                                                      -----------    -----------    -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash Paid for Interest                                            $   201,978    $         -    $   224,331
                                                                      ===========    ===========    ===========
    Cash Paid for Income Taxes                                        $         -    $         -    $         -
                                                                      ===========    ===========    ===========


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
     The Company issued 105,000 shares of common stock upon the conversion of $210,000 of notes payable in September 1996. In conjunction with its December 1997 Bridge Financing, the Company issued 100,000 shares of common stock, valued at
         $237,500 and recorded as debt issuance costs. In the same financing, 1,333,334 warrants were issued, valued at $101,000. The amortization of such debt issuance and warrant costs was included in interest expense which was capitalized as a cost of oil and gas properties.

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

         For further information, refer to the financial statements and footnotes included in the Company's Transition Report on Form 10-K for the four months ended December 31, 1997. Interim results are not necessarily indicative of results to be expected for the full fiscal year ended December 31, 1998.

         The Company is currently a development stage enterprise and reports as such under the provisions of SFAS No. 7. The Company's future business will be in the field of oil and gas exploration and exploitation.


NOTE 2 - NOTES PAYABLE

         In December 1997, Cheniere completed the private placement of a $4,000,000 bridge financing (the "December 1997 Bridge Financing"). The senior term notes payable issued by Cheniere had an initial maturity date of March 15, 1998 which has been extended to September 15, 1998. The senior term notes bear interest, which is payable quarterly, at an annual rate of 9.9% (LIBOR plus 4%). The securities purchase agreements which govern the bridge financing specify that, during the term of the notes, capital raised by the Company in excess of $5,000,000 must be directed to the repayment of the senior term notes.

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

         In June 1998 the Company issued $180,000 in short-term notes with detachable warrants to purchase 83,334 shares of common stock at an exercise price of $2.00 per share on or before June 4, 2002. The notes bear interest at 9.7% (LIBOR plus 4%) and mature on August 14, 1998.


NOTE 3 - COMMON STOCK ISSUANCE

         During the six months ended June 30, 1998, the Company completed four private placements of its common stock pursuant to Regulation D under the Securities Act of 1933 (the "Act"). In April 1998 Cheniere issued 530,000 shares, generating net proceeds of $1,018,000. In May 1998 the Company issued 22,000 shares with proceeds of $44,000 and an additional 70,000 shares in partial payment of legal charges related principally to previous offerings of the Company's common stock. In June 1998 Cheniere issued 890,644 shares of common stock, generating net proceeds of $1,175,900. Because the June private placement was issued at a price of $1.40 per share, the Company also issued in June 236,572 additional shares to the stockholders who had purchased shares in April and May at $2.00 per share.


NOTE 4 - STOCK OPTIONS

         On January 1, 1998, the Company granted options to certain employees under the Cheniere Energy, Inc. 1997 Stock Option Plan. Options covering a total of 100,000 shares of common stock were granted, exercisable at $3.00 per share, vesting 25% at each of the first four anniversaries of the dates of grant and expiring on the fifth anniversary dates of the grants.

         On April 7, 1998, the Company's Board of Directors elected a new outside director. This director was granted options to purchase 35,000 shares of the Company's Common Stock at an exercise price of $3.00 per share, the quoted market price on the date of grant. These options vest 22,500 on April 7, 1999, and 12,500 on April 7, 2000, and will expire on April 7, 2002. All of the options described in this Note 4 were issued pursuant to an exemption from the securities registration provisions of the Securities Act of 1933 contained in
Section 4(2).


NOTE 5-RELATED PARTY TRANSACTIONS

         In conjunction with certain of the Company's private placements of equity, placement fees have been paid to Investors Administration Services, Limited ("IAS"), a company in which the brother of the Company's Co-Chairman, Charif Souki, is a principal. Payments to IAS totaled $113,000 during the six months ended June 30, 1998.

         On June 4, 1998 short-term advances totaling $592,000 were received from the Company's Co-Chairman William Forster and from family members of Mr. Forster who are also shareholders of the Company. Such advances bore interest at 9.7% (LIBOR plus 4%) and were repaid during June.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         GENERAL - Cheniere Energy, Inc. is currently a development stage company, which has not yet begun generating revenues, and reports as such under the provisions of SFAS No. 7. The Company's unaudited consolidated financial statements and notes thereto relate to the three-month and six-month periods ended June 30, 1998 and 1997. These statements, the notes thereto and the consolidated financial statements included in the Company's Transition Report on Form 10-K for the four-month transition period ended December 31, 1997 contain detailed information that should be referred to in conjunction with the following discussion.

RESULTS OF OPERATIONS

         COMPARISON OF THREE-MONTH PERIODS ENDED JUNE 30, 1998 AND 1997 - The Company's operating results for the three months ended June 30, 1998 reflect a loss of $429,816, or $0.03 per share, compared to a loss of $359,499 or $0.03 per share a year earlier. The Company is in the development stage; accordingly, there continue to be no operating revenues. General and administrative expenses of $436,435 in the three months ended June 30, 1998 were higher than the $379,321 reported for the comparable period a year earlier. The increase in expenses results principally from legal expenses related to the arbitration proceedings initiated by Zydeco in April 1998. Cheniere reported interest income of $6,619 in the current-year's quarter compared to $19,822 a year ago, varying as a function of funds available for the Company to invest.

         COMPARISON OF SIX-MONTH PERIODS ENDED JUNE 30, 1998 AND 1997 - The Company's operating results for the six months ended June 30, 1998 reflect a loss of $619,316, or $0.04 per share, compared to a loss of $707,364 or $0.06 per share a year earlier. General and administrative expenses of $631,829 in the six months ended June 30, 1998 were lower than the $754,342 reported for the comparable period a year earlier. The decrease in expenses results from significant legal expenses incurred in the first quarter of 1997 related to a potential acquisition of oil and gas properties which was not consummated. Cheniere reported interest income of $12,513 in the current year to date compared to $46,978 a year ago, varying as a function of funds available for the Company to invest.

LIQUIDITY AND CAPITAL RESOURCES

         The Company anticipates that future liquidity requirements, including repayment of outstanding short-term notes payable, future commitments to the 3-D Exploration Program and other oil and gas activities, will be met by cash balances, the sale of equity, further borrowings, and/or the sale of portions of its interest in the 3-D Exploration Program or in the prospects generated thereunder. At this time, no assurance can be given that such sales of equity, future borrowings, or sales of portions of its interest in the 3-D Exploration Program will be accomplished.

         Historically, the Company has funded its capital expenditures and working capital requirements through private placements of equity securities and short-term debt issuances. Since its inception in February 1996 through June 30, 1998, Cheniere has raised $16.9 million through the sale of its common stock and another $4.2 million (net of repayments) in private debt placements.

         The Company expects drilling operations to commence on more than one prospect during the second half of 1998. The related capital needs of the

Company will depend upon the level of participation it chooses to retain in the drilling projects. The Company expects to finance such activities through the additional placement of its equity securities, short-term debt issuances or the partial sale of its interest in the exploration projects.

         At June 30, 1998, total assets had increased to $19,613,066 compared to $17,705,627 at December 31, 1997 due primarily to Cheniere's continued investment in oil and gas properties, funded principally by net proceeds from the sale of the Company's common stock.


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


PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The information contained in Notes 2, 3 and 4 to the Consolidated Financial Statements is incorporated herein by reference.


ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a) Each of the following exhibits is incorporated by reference or filed herewith:

      Exhibit No.          Description
         27.1              Financial Data Schedule


 (b) The Company filed Current Reports on Form 8-K on April 23, 1998, regarding Zydeco's filing a petition for arbitration to resolve certain disputes; and on May 22, 1998 regarding a change in accountants.

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CHENIERE ENERGY, INC.


                                    /s/ Don A. Turkleson
                                    --------------------------------------
                                    Don A. Turkleson
                                    Chief Financial  Officer (on behalf of
                                    the registrant and as principal
                                    accounting officer)

                                    Date: July 13, 1998

                                EXHIBIT INDEX

                Exhibit No.          Description
                   27.1              Financial Data Schedule