Form 10-Q
period 1998-09-30
CHENIERE ENERGY INC
filed 1998-11-13
CIK 3570

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1998

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

As of November 13, 1998, there were 18,007,082 shares of Cheniere Energy, Inc. Common Stock, $.003 par value, issued and outstanding.

================================================================================

                             CHENIERE ENERGY, INC.
                              INDEX TO FORM 10-Q


                                                                                       Page
                                                                                       ----
PART I.   FINANCIAL INFORMATION

          Item 1. Consolidated Financial Statements
                  Consolidated Balance Sheet...........................................   3

                  Consolidated Statement of Operations.................................   4

                  Consolidated Statement of Stockholders' Equity.......................   5

                  Consolidated Statement of Cash Flows.................................   6

                  Notes to Consolidated Financial Statements...........................   7

          Item 2. Management's Discussion and Analysis of Financial Condition and

                  Results of Operations................................................  10

PART II.  OTHER INFORMATION


          Item 1. Legal Proceedings....................................................  12

          Item 2. Changes in Securities and Use of Proceeds............................  12

          Item 5. Other Information....................................................  12

          Item 6. Exhibits and Reports on Form 8-K.....................................  13

SIGNATURES.............................................................................  14


                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                                                  September 30,        December 31,
                                                                                      1998                 1997
                                                                                  -------------        -------------
                             ASSETS
                             ------
CURRENT ASSETS
   Cash                                                                            $    75,407          $   787,523
   Accounts Receivable                                                                  95,033              102,330
   Debt Issuance Costs, net                                                             27,978              224,306
   Prepaid Expenses and Other Current Assets                                            35,423               10,543
                                                                                   -----------          -----------
     TOTAL CURRENT ASSETS                                                              233,841            1,124,702

OIL AND GAS PROPERTIES, full cost method
  Unevaluated                                                                       19,542,690           16,534,054

FIXED ASSETS, net                                                                       97,006               46,871
                                                                                   -----------          -----------
     TOTAL ASSETS                                                                  $19,873,537          $17,705,627
                                                                                   ===========          ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------
CURRENT LIABILITIES
   Accounts Payable and Accrued Liabilities                                        $   423,292          $   369,766
   Notes Payable                                                                     2,000,000            2,000,000
   Note Payable - Related Party                                                      2,000,000            2,000,000
   Less: Cost of Detachable Warrants                                                   (87,500)             (84,167)
                                                                                   -----------          -----------
     TOTAL LIABILITIES                                                               4,335,792            4,285,599
                                                                                   -----------          -----------

STOCKHOLDERS' EQUITY
   Common Stock, $.003 par value
      Authorized: 45,000,000 shares
      Issued and Outstanding: 17,107,082 and 14,457,866 shares
       at September 30, 1998 and December 31, 1997, respectively                        51,322               43,374
   Preferred Stock, $.0001 par value
      Authorized: 5,000,000 shares
      Issued and Outstanding: none                                                           -                    -
   Additional Paid-in-Capital                                                       18,820,528           15,563,330
   Deficit Accumulated During the Development Stage                                 (3,334,105)          (2,186,676)
                                                                                   -----------          -----------

     TOTAL STOCKHOLDERS' EQUITY                                                     15,537,745           13,420,028
                                                                                   -----------          -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $19,873,537          $17,705,627
                                                                                   ===========          ===========

   The accompanying notes are an integral part of the financial statements.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)



                                                      For the Three Months              For the Nine Months
                                                       Ended September 30,               Ended September 30,            Cumulative
                                                   ---------------------------      -----------------------------      from the Date
                                                      1998             1997             1998              1997         of Inception
                                                   ----------       ----------      -----------       -----------      ------------
Revenue                                            $    -           $    -          $    -            $    -            $    -
                                                   ----------       ----------      -----------       -----------       -----------

General and Administrative Expenses                   532,272          872,197        1,164,099         1,626,539         3,428,397
                                                   ----------       ----------      -----------       -----------       -----------

Loss from Operations Before Other Income
  and Income Taxes                                   (532,272)        (872,197)      (1,164,099)       (1,626,539)       (3,428,397)

Interest Income                                         4,157            3,067           16,670            50,045           133,293
Interest Expense                                            -           (6,718)               -            (6,718)          (39,001)
                                                   ----------       ----------      -----------       -----------       -----------

Loss From Operations Before Income Taxes             (528,115)        (875,848)      (1,147,429)       (1,583,212)       (3,334,105)

Provision for Income Taxes                                  -                -                -                 -                 -
                                                   ----------       ----------      -----------       -----------       -----------

Net Loss                                           $ (528,115)      $ (875,848)     $(1,147,429)      $(1,583,212)      $(3,334,105)
                                                   ==========       ==========      ===========       ===========       ===========

Net Loss Per Share (basic and diluted)             $    (0.03)      $    (0.06)     $     (0.07)      $     (0.12)      $     (0.26)
                                                   ==========       ==========      ===========       ===========       ===========
Weighted Average Number of Shares
  Outstanding                                      16,507,625       13,798,062       15,436,103        13,065,977        12,813,853
                                                   ==========       ==========      ===========       ===========       ===========


   The accompanying  notes are an integral part of the financial statements.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                          Common Stock               Additional
                                                                  ------------------------------      Paid-In
                                                     Per Share         Shares          Amount          Capital
                                                   -------------  ---------------   ------------  -----------------
Sale of Shares on April 9, 1996                         $0.012       6,242,422       $ 18,727        $    56,276
Sale of Shares on May 5, 1996                            1.50        2,000,000          6,000          2,994,000
Issuance of Shares to an Employee
   on July 1, 1996                                       1.00           30,000             90             29,910
Issuance of Shares in Reorganization to
   Former Bexy Shareholders                              -             600,945          1,803             (1,803)
Sale of Shares on July 30, 1996                          2.00           50,000            150             99,850
Sale of Shares on August 1, 1996                         2.00          508,400          1,525          1,015,275
Sale of Shares on August 30, 1996                        2.00          500,000          1,500            998,500
Expenses Related to Offerings                            -                   -              -           (686,251)
Issuance of Warrants                                     -                   -              -             12,750
Net Loss                                                 -                   -              -                  -
                                                                    ----------       ---------       -----------
Balance - August 31, 1996                                            9,931,767         29,795          4,518,507

Sale of Shares on September 12, 1996                     2.00           50,000            150             99,850
Sale of Shares on September 16, 1996                     2.00           80,250            241            160,259
Conversion of Debt                                       2.00          105,000            315            209,685
Sale of Shares on October 30, 1996                       2.25          457,777          1,373          1,028,627
Issuance of Warrants                                     -                   -              -              6,450
Sale of Shares on December 6, 1996                       2.25          475,499          1,426          1,068,448
Sale of Shares on December 9, 1996                       2.50          400,000          1,200            998,800
Sale of Shares on December 11, 1996                      2.25           22,222             67             49,933
Sale of Shares on December 19, 1996                      2.50          200,000            600            499,400
Sale of Shares on December 20, 1996                      2.50          220,000            660            549,340
Sale of Shares on February 28, 1997                      4.25          352,947          1,059          1,498,967
Sale of Shares on March 4, 1997                          4.25          352,947          1,059          1,498,966
Sale of Shares on May 22, 1997                           3.00          535,000          1,605          1,603,395
Issuance of Shares to Adjust Prices of
   Shares Sold on February 28 and March 4                -             294,124            883               (883)
Sale of Shares on June 26, 1997                          3.00           33,333            100             99,900
Sale of Shares on July 24, 1997                          3.00          250,000            750            749,250
Issuance of Shares in Connection with
   Financial Advisory Services                           3.125         200,000            600            624,400
Sale of Shares on July 30, 1997                          3.00          100,000            300            299,700
Sale of Shares on August 19, 1997                        3.00          100,000            300            299,700
Expenses Related to Offerings                            -                   -              -         (1,153,441)
Net Loss                                                 -                   -              -                  -
                                                                    ----------       ---------       -----------
Balance - August 31, 1997                                           14,160,866         42,483         14,709,253

Sale of Shares on September 15, 1997                     3.00           67,000            201            200,799
Sale of Shares on September 16, 1997                     3.00          130,000            390            389,610
Expenses Related to Offerings                            -                                               (74,532)
Issuance of Warrants and Shares with
   Bridge Notes on December 15, 1997                     2.375         100,000            300            338,200
Net Loss                                                 -                   -              -                  -
                                                                    ----------       ---------       -----------
Balance - December 31, 1997                                         14,457,866         43,374         15,563,330

Sale of Shares on April 8, 1998                          2.00          530,000          1,590          1,058,410
Issuance of Shares in Settlement of
   Charges for Previous Legal Services                   1.40           70,000            210             97,790
Sale of Shares on May 29, 1998                           2.00           22,000             66             43,934
Sale of Shares on June 4, 1998                           1.40          890,644          2,672          1,244,230
Expenses Related to Offerings                            -                   -              -           (138,000)
Issuance of Shares to Adjust Prices of
   Shares Sold on April 8 and May 29                     -             236,572            710               (710)
Issuance of Warrants with
   Bridge Notes on June 4, 1998                          -                   -              -              3,661
Issuance of Shares on August 26, 1998
   Pursuant to exercise of warrants                      1.00          100,000            300             99,700
Sale of Shares on August 31, 1998                        0.67          750,000          2,250            499,000
Issuance of Warrants and Shares to
   Extend Bridge Notes on September 15, 1998             0.67           50,000            150            349,183
Net Loss                                                 -                   -              -                  -
                                                                    ----------       ---------       -----------
Balance - September 30, 1998                                        17,107,082         51,322         18,820,528
                                                                    ==========       =========       ===========















                                                                        Total
                                                    Retained        Stockholders'
                                                    Deficit             Equity
                                                 ---------------   -----------------
Sale of Shares on April 9, 1996                     $         -         $    75,003
Sale of Shares on May 5, 1996                                 -           3,000,000
Issuance of Shares to an Employee
   on July 1, 1996                                            -              30,000
Issuance of Shares in Reorganization to
   Former Bexy Shareholders                                   -                   -
Sale of Shares on July 30, 1996                               -             100,000
Sale of Shares on August 1, 1996                              -           1,016,800
Sale of Shares on August 30, 1996                             -           1,000,000
Expenses Related to Offerings                                 -            (686,251)
Issuance of Warrants                                          -              12,750
Net Loss                                               (121,847)           (121,847)
                                                    -----------         -----------
Balance - August 31, 1996                              (121,847)          4,426,455

Sale of Shares on September 12, 1996                          -             100,000
Sale of Shares on September 16, 1996                          -             160,500
Conversion of Debt                                            -             210,000
Sale of Shares on October 30, 1996                            -           1,030,000
Issuance of Warrants                                          -               6,450
Sale of Shares on December 6, 1996                            -           1,069,874
Sale of Shares on December 9, 1996                            -           1,000,000
Sale of Shares on December 11, 1996                           -              50,000
Sale of Shares on December 19, 1996                           -             500,000
Sale of Shares on December 20, 1996                           -             550,000
Sale of Shares on February 28, 1997                           -           1,500,026
Sale of Shares on March 4, 1997                               -           1,500,025
Sale of Shares on May 22, 1997                                -           1,605,000
Issuance of Shares to Adjust Prices of
   Shares Sold on February 28 and March 4                     -                   -
Sale of Shares on June 26, 1997                               -             100,000
Sale of Shares on July 24, 1997                               -             750,000
Issuance of Shares in Connection with
   Financial Advisory Services                                -             625,000
Sale of Shares on July 30, 1997                               -             300,000
Sale of Shares on August 19, 1997                             -             300,000
Expenses Related to Offerings                                 -          (1,153,441)
Net Loss                                             (1,676,468)         (1,676,468)
                                                    -----------         -----------
Balance - August 31, 1997                            (1,798,315)         12,953,421

Sale of Shares on September 15, 1997                          -             201,000
Sale of Shares on September 16, 1997                          -             390,000
Expenses Related to Offerings                                               (74,532)
Issuance of Warrants and Shares with
   Bridge Notes on December 15, 1997                                        338,500
Net Loss                                               (388,361)           (388,361)
                                                    -----------         -----------
Balance - December 31, 1997                          (2,186,676)         13,420,028

Sale of Shares on April 8, 1998                               -           1,060,000
Issuance of Shares in Settlement of
   Charges for Previous Legal Services                        -              98,000
Sale of Shares on May 29, 1998                                -              44,000
Sale of Shares on June 4, 1998                                -           1,246,902
Expenses Related to Offerings                                 -            (138,000)
Issuance of Shares to Adjust Prices of
   Shares Sold on April 8 and May 29                          -                   -
Issuance of Warrants with
   Bridge Notes on June 4, 1998                               -               3,661
Issuance of Shares on August 26, 1998
   Pursuant to exercise of warrants                           -             100,000
Sale of Shares on August 31, 1998                             -             501,250
Issuance of Warrants and Shares to
   Extend Bridge Notes on September 15, 1998                  -             349,333
Net Loss                                             (1,147,429)         (1,147,429)
                                                    -----------         -----------
Balance - September 30, 1998                         (3,334,105)         15,537,745
                                                    ===========         ===========

   The accompanying notes are an integral part of the financial statements.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                            Nine Months Ended
                                                                               September 30,               Cumulative
                                                                     ---------------------------------    from the Date
                                                                           1998              1997         of Inception
                                                                     ---------------   ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                           $ (1,147,429)     $ (1,583,212)    $ (3,334,105)
    Adjustments to Reconcile Net Loss to
       Net Cash Used by Operating Activities:
    Depreciation and Amortization                                            31,676             6,309           46,483
    Compensation Paid in Common Stock                                         -                 -              654,400
    (Increase) Decrease in Accounts Receivable                                7,297             -              (95,033)
    Increase in Prepaid Expenses and Other Current Assets                   (24,880)          (35,649)         (35,423)
    Increase (Decrease) in Accounts Payable and Accrued Liabilities          53,526           168,275          423,292
    Decrease in Advances from Officers                                                           (961)           -
    Non-Cash Interest Expense (Issuance of Warrants)                          -                 -               19,200
                                                                       ------------      ------------     ------------

NET CASH USED IN OPERATING ACTIVITIES                                  $ (1,079,810)       (1,445,238)      (2,321,186)
                                                                       ------------      ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of Fixed Assets                                               (81,810)          (10,048)        (143,488)
    Proceeds from Sales of Oil and Gas Seismic Data                           -                 -               46,000
    Oil and Gas Property Additions                                       (2,462,648)       (7,498,919)     (19,012,675)
                                                                       ------------      ------------     ------------

NET CASH USED IN INVESTING ACTIVITIES                                    (2,544,458)       (7,508,967)     (19,110,163)
                                                                       ------------      ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Issuance of Notes with Detachable Warrants                180,000             -            4,605,000
    Proceeds from Issuance of Notes Payable or Advances                     592,000             -            1,092,000
    Repayment of Notes Payable or Advances                                 (772,000)            -           (1,487,000)
    Sale of Common Stock                                                  3,050,152         7,271,066       19,348,980
    Offering Costs                                                         (138,000)         (531,000)      (2,052,224)
                                                                       ------------      ------------     ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                 2,912,152         6,740,066       21,506,756
                                                                       ------------      ------------     ------------

NET INCREASE (DECREASE) IN CASH                                            (712,116)       (2,214,139)          75,407

CASH - BEGINNING OF PERIOD                                                  787,523         2,419,264            -
                                                                       ------------      ------------     ------------

CASH - END OF PERIOD                                                   $     75,407      $    205,125     $     75,407
                                                                       ============      ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash Paid for Interest                                             $    286,977      $      6,718     $    309,330
                                                                       ============      ============     ============
    Cash Paid for Income Taxes                                         $     -           $     -          $     -
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

     The Company is currently a development stage enterprise and reports as such under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company's future business will be in the field of oil and gas exploration and exploitation.

     The Company adopted SFAS 130, "Reporting Comprehensive Income", effective January 1, 1998. However, the Company had no items of other comprehensive income in any period presented and, as a result, is not required to report comprehensive income.

     The Company intends to adopt SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", issued in June 1998 effective with its fiscal year beginning January 1, 2000 as required by the Statement. Due to the Company's current and anticipated limited use of derivative instruments, management anticipates that adoption of SFAS 133 will not have any significant impact on the Company's financial position or results of operations.


NOTE 2 - NOTES PAYABLE

     In December 1997, Cheniere completed the private placement of a $4,000,000 bridge financing (the "December 1997 Bridge Financing"). The notes payable issued by Cheniere had an initial maturity date of March 15, 1998, which was extended to September 15, 1998. The notes bear interest, payable quarterly at a rate of LIBOR plus 4% (ranging from 9.5% to 9.9%). The securities purchase agreements which govern such bridge financing specify that, during the term of the notes, capital raised by the Company in excess of $5,000,000 must be directed to repayment of the notes.

     In connection with the December 1997 Bridge Financing, Cheniere issued 100,000 shares of common stock and four-year warrants to purchase 1,333,334 shares of common stock at $2-3/8 per share. Additional warrants to purchase 1,600,000 shares of Cheniere common stock were issued on September 15, 1998 in consideration for the extension to that date. The notes were extended again in September 1998 to a maturity date of December 15, 1998, which date may be further extended to January 15, 1999 at the option of the Company. In connection with the extension to December 15, 1998, the Company offered two alternatives of consideration. Holders of $3,000,000 of the notes elected to reduce the exercise price of their warrants to $1.50. The holder of $1,000,000 of the notes elected to reduce the exercise price of its warrants to $2.00 per share, to extend the term of such warrants to five years from the latter of September 15, 1998 or

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


the date of issue, to receive additional warrants to purchase as many as 387,500 shares of common stock and to receive 50,000 shares of common stock.

     In June 1998, the Company issued $180,000 in short-term notes with detachable warrants to purchase 83,334 shares of common stock at an exercise price of $2.00 per share on or before June 4, 2002. Such notes bore interest at LIBOR plus 4% (9.7%) and matured on August 14, 1998. After extensions to dates on or about August 31, 1998, the notes were repaid in full.


NOTE 3 - COMMON STOCK ISSUANCE

     During the nine months ended September 30, 1998, the Company completed six private placements. Net proceeds from these offerings totaled $2,912,152. In April 1998, Cheniere issued 530,000 shares, generating net proceeds of $1,018,000. In May 1998, the Company issued 22,000 shares with proceeds of $44,000 and an additional 70,000 shares in partial payment of legal charges related principally to previous offerings of the Company's common stock. In June 1998, Cheniere issued 890,644 shares of common stock, generating net proceeds of $1,175,902. Because the June private placement was issued at a price of $1.40 per share at a time soon after the Company had completed offerings at $2.00 per share, the Company also issued in June 236,572 additional shares to the stockholders who had purchased shares in April and May at $2.00 per share to give them the benefit of the lower price. In August, the Company issued 100,000 shares pursuant to the exercise of outstanding warrants, for which the exercise price was adjusted from $3.125 per share to $1.00 per share, resulting in proceeds of $100,000. Also in August, the Company sold 750,000 units, each unit representing one share of common stock and one half warrant to purchase one share of common stock at $2.00. The units were offered at $0.67 per unit and resulted in net proceeds of $476,250. In September, the Company issued 50,000 shares of common stock in connection with an extension of the maturity date of its notes payable.


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


NOTE 5 - RELATED PARTY TRANSACTIONS

     In conjunction with certain of the Company's private placements of equity, placement fees have been paid to Investors Administration Services, Limited ("IAS"), a company in which the brother of the Company's Co-Chairman, Charif Souki, is a principal. Placement fees to IAS totaled $138,000 for the nine months ended September 30, 1998.

     On June 4, 1998, short-term advances totaling $592,000 were received from the Company's Co-Chairman, William Forster, and from family members of Mr. Forster who are also shareholders of the Company. Such advances bore interest at LIBOR plus 4% (9.7%) and were repaid during June 1998.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 6 - SUBSEQUENT EVENTS

   Subsequent to September 30, 1998, the Company received short-term advances totaling $60,000 from Mr. Forster and from BSR Inverstments, Ltd., a company controlled by the mother of Charif Souki. In addition, the Company sold 900,000 additional units of stock and warrants, resulting in net proceeds of $540,000.

   During October 1998, a hearing was conducted before a panel of independent arbitrators pursuant to arbitration proceedings which were initiated in April 1998 concerning rights, duties and obligations of the parties to a certain exploration agreement. The hearing has been completed, and decisions are expected to be forthcoming from the panel shortly after the completion of an audit of expenditures made pursuant to the exploration agreement. Such audit has begun and is expected to be completed during November 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     GENERAL - Cheniere Energy, Inc. is currently a development stage company, which has not yet begun generating revenues, and reports as such under the provisions of SFAS No. 7. The Company's unaudited consolidated financial statements and notes thereto relate to the three-month and nine-month periods ended September 30, 1998 and 1997. These statements, the notes thereto and the consolidated financial statements included in the Company's Transition Report on Form 10-K for the four-month transition period ended December 31, 1997 contain detailed information that should be referred to in conjunction with the following discussion.

RESULTS OF OPERATIONS

     COMPARISON OF THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997 - The Company's operating results for the three months ended September 30, 1998 reflect a loss of $528,115, or $0.03 per share, compared to a loss of $875,848 or $0.06 per share a year earlier. The Company has not yet begun to generate operating revenues; it is in the development stage. General and administrative expenses of $532,272 in the three months ended September 30, 1998 were lower than the $872,197 reported for the comparable period a year earlier. Both periods included significant non-recurring expenses. The decrease in expenses results principally from the inclusion in 1997 of $624,400 related to financial advisory services, offset by approximately $425,000 in legal and other expenses related to arbitration proceedings which were initiated in April 1998.

     COMPARISON OF NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997 - The Company's operating results for the nine months ended September 30, 1998 reflect a loss of $1,147,429 or $0.07 per share, compared to a loss of $1,583,212 or $0.12 per share a year earlier. General and administrative expenses of $1,164,099 in the nine months ended September 30, 1998 were lower than the $1,626,539 reported for the comparable period a year earlier. Both periods included significant non-recurring expenses. The decrease in expenses results principally from the inclusion in 1997 of $624,400 related to financial advisory services. The resulting decrease is offset partially by an increase in legal expenses in 1998 related to the arbitration proceedings which began in April. Cheniere reported interest income of $16,670 in the current year to date compared to $50,045 a year ago, varying as a function of funds available for the Company to invest.

LIQUIDITY AND CAPITAL RESOURCES

     The Company anticipates that future liquidity requirements, including repayment of outstanding short-term notes payable, future commitments to the 3-D Exploration Program and other oil and gas activities, will be met by cash balances, the sale of equity, further borrowings, and/or the sale of portions of its interest in the 3-D Exploration Program or in the prospects generated thereunder. At this time, no assurance can be given that such sales of equity, future borrowings, or sales of portions of its interest in the 3-D Exploration Program or in the prospects generated thereunder will be accomplished.

     Historically, the Company has funded its capital expenditures and working capital requirements through private placements of equity securities and short-term debt issuances. Since its inception in February 1996 through September 30, 1998, Cheniere has raised $17.5 million through the sale of its common stock and another $4.0 million (net of repayments) in private debt placements.

     The Company's $4,000,000 in notes payable are scheduled to mature on December 15, 1998 and may be extended at the option of the Company to January 15, 1999. At present, the Company is considering alternatives for satisfying this debt obligation. Such alternatives include a conversion of notes payable into common stock, the sale of additional equity securities and the sale of a partial interest in the 3-D Exploration Program or in the prospects generated thereunder.

     Although its timetable has been delayed by the arbitration proceedings in 1998, the Company presently expects drilling operations to commence on one or more prospects during the first quarter of 1999. The related capital needs of the Company will depend upon the level of participation it chooses to retain in the drilling projects. The Company expects to finance such activities through the additional placement of its equity securities, short-term debt issuances and/or the partial sale of its interest in the 3-D Exploration Program or in the prospects generated thereunder, but can offer no assurance that it will be able to successfully obtain such financing.

     At September 30, 1998, total assets had increased to $19,873,537 from $17,705,627 at December 31, 1997 due primarily to Cheniere's continued investment in oil and gas properties, funded principally by net proceeds from the sale of the Company's common stock.


Year 2000

     The Year 2000 presents significant issues for many computer systems. Much of the software in use today may not be able to accurately process data beyond the year 1999. The vast majority of computer systems process transactions using two digits for the year of the transaction, rather than the full four digits, making such systems unable to distinguish January 1, 2000 from January 1, 1900. Such systems may encounter significant processing inaccuracies or become inoperable when Year 2000 transactions are processed. Such matters could impact not only the Company in its day-to-day operations but also the Company's financial institutions, customers and vendors as well as state, provincial and federal governments with jurisdictions where the Company maintains operations.

     The Company is currently addressing Year 2000 issues and is presently focussing on its internal business systems and processes. To the extent necessary, the Company will assess the readiness of any key business partners (financial institutions, customers, vendors, oil and gas operators, etc.).

     It has been the Company's strategy to use, wherever possible, industry prevalent products and processes with minimal customization. As a result, the Company does not expect any extensive in-house hardware, software or process conversions in an effort to be Year 2000 compliant nor does the Company expect its Year 2000 compliance related costs to be material to its operations.

     The Company's goal is to be Year 2000 compliant by June 30, 1999 wherever possible and to have contingency plans in place where compliance is not possible in a timely manner. While it is the Company's goal to be Year 2000 compliant, there can be no assurance that there will not be a material adverse effect on the Company as a result of a Year 2000 related issue. The Company's business partners may present the area of greatest risk to the Company, in part because of the Company's limited ability to influence actions of third parties, and in part because of the Company's inability to estimate the level and impact of noncompliance of third parties. Additionally, there are many variables and uncertainties associated with judgments regarding any contingency plans developed by the Company.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The information contained in the second paragraph of Note 6 to the Consolidated Financial Statements is incorporated herein by reference.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The information contained in Notes 2, 3 and 4 to the Consolidated Financial Statements is incorporated herein by reference.


ITEM 5.  OTHER INFORMATION

FORWARD LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to its stockholders.

     All statements, other than statements of historical facts so included in this report that address activities, events or developments that the Company intends, expects, projects, believes, or anticipates will or may occur in the future, including, without limitation: statements regarding the Company's business strategy, plans and objectives; statements expressing beliefs and expectations regarding the ability of the Company to successfully raise the additional capital necessary to meet its obligations under the Exploration Agreement, the ability of the Company to secure the leases necessary to facilitate anticipated drilling activities and the ability of the Company to attract additional working interest owners to participate in the exploration and development within the Survey AMI; and statements about non-historical Year 2000 information, are forward-looking statements within the meaning of the Act.
These forward-looking statements are, and will be, based on management's then current views and assumptions regarding future events.


FACTORS THAT MAY IMPACT FORWARD-LOOKING STATEMENTS OR FINANCIAL PERFORMANCE

     The following are some of the important factors that could affect the Company's financial performance or could cause actual results to differ materially from estimates contained in the Company's forward-looking statements.

     -- The Company's ability to generate sufficient cash flows to support capital expansion plans, obligations to repay debt and general operating activities.

     -- The Company's ability to obtain additional financing from lenders, through debt or equity offerings, or through sales of a portion of its interest in the 3-D Exploration Program.

     -- The Company's ability to encounter hydrocarbons in sufficient quantities to be economically viable, and its ability to overcome the operating hazards that are inherent in the oil and gas industry.

     -- Changes in laws and regulations, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations) and environmental laws in domestic or foreign jurisdictions.

     -- The uncertainties of litigation, including but not limited to the Company's ongoing arbitration proceedings, as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

     -- The Company's ability to replace, modify or upgrade computer programs in ways that adequately address the Year 2000 issue.

The foregoing list of important factors is not exclusive.


ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Each of the following exhibits is incorporated by reference or filed herewith:


   Exhibit No.                Description
   -----------                -----------
     27.1                     Financial Data Schedule



(b)  None.

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


                                    Date: November 13, 1998