Form 10-K
period 1998-12-31
CHENIERE ENERGY INC
filed 1999-03-29
CIK 3570

   =========================================================================

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

                      FOR THE YEAR ENDED DECEMBER 31, 1998

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes[X]   No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $16,262,562 as of March 26, 1999 (based upon the March 26, 1999 closing sales price of such common stock as reported by the Nasdaq SmallCap Market). 21,786,277 shares of the registrant's Common Stock were outstanding as of March 26, 1999.

   Documents incorporated by reference: Proxy Statement for the registrant's Annual Meeting of Stockholders to be held June 4, 1999 (to be filed within 120 days of the close of the registrant's fiscal year) is incorporated by reference into Part III. Certain disclosures included in Current Report on Form 8-K filed May 22, 1998 are incorporated by reference into Item 9.

   =========================================================================

                             CHENIERE ENERGY, INC.

                               Index to Form 10-K


PART I
Items 1 and 2. Business and Properties..........................................................    3
Item 3. Legal Proceedings.......................................................................   12
Item 4. Submission of Matters to a Vote of Security Holders.....................................   12

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters...................   13
Item 6. Selected Financial Data.................................................................   14
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations...   14
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.............................   17
Item 8. Financial Statements and Supplementary Data.............................................   18
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....   34

PART III

Items 10-13. (Incorporated by reference to Proxy Statement).....................................   34

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K........................   35

SIGNATURES......................................................................................   38

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

   The Company has not yet established oil and gas production nor proven oil and gas reserves. The Company is currently a development stage enterprise with no operating revenues to date.

   Cheniere is involved with one major project, a joint exploration program pursuant to an Exploration Agreement between Cheniere and Zydeco Exploration, Inc. ("Zydeco"), an operating subsidiary of Zydeco Energy, Inc. (the "Exploration Agreement"), with regard to a 3-D seismic exploration project in southern Louisiana (the "3-D Exploration Program"). Cheniere has earned a 50% participation in the 3-D Exploration Program. The 3-D Exploration Program consists of a proprietary 3-D seismic survey (the "Survey") which covers 228 square miles within a 310 square-mile area running three to five miles north and generally eight miles south of the coastline in the most westerly 28 miles of Cameron Parish, Louisiana (the "Survey AMI"). The Survey AMI includes areas outside and adjacent to the Survey over which the 3-D Exploration Program has purchased and plans to purchase non-proprietary seismic data. Cheniere and Zydeco have designated the entire Survey AMI (onshore and offshore) as an area of mutual interest for five years ending May 15, 2001, during which period the two companies may continue to drill, test, and develop prospects within the Survey AMI.

   Field acquisition of seismic data in the Survey was completed in July 1997. Area-wide processing of the data was completed in June 1998. Since beginning its interpretation work in July 1997, Cheniere and Zydeco have identified fifteen prospects for inclusion in an initial drilling program within the Survey AMI. The companies have leased acreage over most of the prospects in this initial drilling program, and drilling operations commenced in February 1999.

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

Maintain A Significant Working Interest In Each Project

  Consistent with its intent to focus on a few meaningful projects, the Company aims to maintain a significant working interest in each project. As an example, Cheniere owns a 50% interest in the 3-D Exploration Program. Cheniere intends to be the operator for certain prospects in this project in order to better control costs and the timing of activity. For those prospects it does not operate, Cheniere intends to maintain a significant working interest to better leverage its administrative and technical resources and to better influence outside operator decisions.

Utilize the Latest Exploration, Development and Production Technology

  The Company uses the latest technology to enhance the efficiency and economy of its exploration, development and production efforts. These include the use of advanced 3-D seismic acquisition and processing techniques in the Survey AMI.

Control Overhead Costs

  The Company maintains a small, but experienced working staff, which leverages its talents through its relationships with outside directors who are experienced in the oil and gas industry, industry partners and outside consultants with appropriate geographic and technical experience. Beginning in July 1997, Cheniere engaged a consulting geophysicist through INEXS (Interactive Exploration Solutions, Inc.), a leading seismic consulting firm in Houston, to complement Zydeco's in-house interpretation effort. Further, in November 1997, Cheniere engaged a consulting geologist to assist in the interpretation process. These consultants became employees of Cheniere on January 1, 1998 and they are continuing to interpret the seismic data from the Survey and to generate prospects from such data. In February 1999, the Company retained an additional geologist as a consultant to assist in its exploration activities.


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

  Under the terms of the Exploration Agreement, Zydeco has the responsibility to perform, or cause to be performed, all of the planning, land, geologic, and interpretative functions necessary to the project, and to design and oversee the acquisition and processing of seismic data, interpret results, acquire leases and generate Prospects. The term "Prospect" is defined in the Exploration Agreement as a block of acreage suitable for exploration including the leasehold, operating, nonoperating, mineral and royalty interests, licenses, permits, and contract rights thereto. Cheniere owns a 50% share of all the seismic data and has elected to generate its own Prospects, which it has offered to Zydeco pursuant to the AMI provisions of the Exploration Agreement. Neither party to the 3-D Exploration Program is permitted to sell or license the data without the other party's approval.

  Cheniere paid 100% of the first $13.5 million of Seismic Costs. Cheniere's 50% share of excess Seismic Costs through December 31, 1997, was estimated in the Seventh Amendment to the Exploration Agreement to be approximately $2.9 million, which amount was payable to Zydeco on December 31, 1997. Cheniere made such payment on December 31, 1997, completing its payment obligations to earn a 50% participation in the 3-D Exploration Program.

  The Exploration Agreement includes a joint operating agreement (the "Joint Operating Agreement") providing for the funding of prospect, exploratory and development costs subsequent to completion of the data acquisition, processing, and interpretation phases of the seismic work. Each party will pay its proportionate share of these costs and either Cheniere or Zydeco, as operator, will conduct all operations in accordance with the terms of the Joint Operating Agreement.

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

  Onshore Area. Permits, lease options and/or farmouts had been obtained over the Survey AMI prior to the acquisition of the Survey. Subsequent to shooting, individual options were either exercised or dropped as they neared expiration, based on the prospectivity of the area. In addition, onshore acreage has been leased to supplement the exercised options over identified prospects. As of December 31, 1998, Cheniere owns an interest in leases covering 2,114 gross acres (1,330 net) onshore in the State of Louisiana and has the right to participate in approximately 1,345 additional gross acres (673 net) which have been leased by Zydeco.

  State Waters. On February 14, 1996, the State of Louisiana awarded Zydeco the exclusive right (the "Louisiana Seismic Permit") to shoot and gather seismic data over the 51,360 net unleased acres of Louisiana State Waters (extending to a 3 1/2 mile limit located within the Survey AMI) in the western half of Cameron Parish. The initial term of the Louisiana Seismic Permit was 18 months; and in 1997 it was extended for an additional six months. As discussed below in "Seismic Results to Date," the shooting and gathering of seismic data has been completed. During the term of the Louisiana Seismic Permit, Zydeco and Cheniere had the exclusive right to nominate blocks of acreage for leasing in the covered state waters. Although the period of exclusivity expired in February 1998, the Company and Zydeco may nominate blocks of acreage for leasing at any time.

  As of December 31, 1998, Cheniere owns an interest in leases covering 3,191 gross acres (2,103 net) in the state waters of Louisiana and has the right to participate in 4,522 additional gross acres (2,261 net) which have been leased by Zydeco.

  Federal Waters. The Survey AMI includes an area extending southward generally up to 5 miles into federal waters. The Minerals Management Service holds periodic lease sales at which open federal acreage is available for bidding. Zydeco has acquired leases over 3,095 gross acres (1,547 net) within the Survey AMI, which Cheniere has the right to participate in should it elect to do so.

Seismic Results to Date

     In the fourth quarter of 1996 approximately 12% of the Survey was shot prior to a shutdown for the winter. Shooting resumed in April 1997 and was completed in July 1997. During the winter months, the initial data was processed and the optimal processing sequence was determined for the remainder of the data which was acquired in 1997. A second phase of processed data, created using pre-stack time migration techniques, became available beginning in November 1997 and was completed in June 1998. (Prestack time migration is a state of the art processing technique which provides a geologically correct image of subsurface structures.) Interpretation of the Survey data, including prospect generation, continues to be conducted by Cheniere and Zydeco personnel.

Schedule for the 3-D Exploration Program

   Interpretation of the Survey data is continuing. Cheniere and Zydeco have identified fifteen prospects in the West Cameron area of Louisiana for inclusion in an initial drilling program in the area. The prospects for the initial program were selected to stay within a reasonable range of drilling depth, cost and risk, while maximizing hydrocarbon exposure. The initial prospects can be tested by wells drilled to depths of 10,000 to 16,000 feet. Drilling of the initial well commenced in February 1999.

   Cheniere and Zydeco have designated the entire Survey AMI (onshore and offshore) as an area of mutual interest for five years ending May 15, 2001, during which period the two companies may continue to participate in drilling, testing, and developing prospects within the Survey AMI.


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

   The Company anticipates selling a portion of its interest in certain of the prospects within the Survey AMI as a means of funding its participation in the development of these properties. Cheniere is also investigating with certain oil and gas service companies the possibility of obtaining vendor financing for a portion of its drilling activities. The Company anticipates that competition will arise from other companies also seeking drilling funds from vendors and potential working interest partners. There can be no assurance that the Company will be successful in securing funds in this manner.

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

MMS Regulation

     The Company may conduct certain activities on federal oil and gas leases, which the Minerals Management Service ("MMS") administers. The MMS grants leases through competitive bidding. These leases contain relatively standardized terms and require compliance with detailed MMS regulations and orders pursuant to The Outer Continental Shelf Lands Act ("OCSLA") (which regulations and orders are subject to change by the MMS). For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has adopted regulations requiring offshore production facilities located on the Outer Continental Shelf ("OCS") to meet stringent engineering and construction specifications. The MMS also has regulations restricting the flaring or venting of natural gas, and has amended such regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization except under certain limited circumstances. Also, the MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the removal of all production facilities. To cover the various obligations of lessees on the OCS, the MMS generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other surety can be substantial and there is no assurance that the Company will be able to obtain such bonds or other surety in all cases.

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

Natural Gas Marketing and Transportation

     The Federal Energy Regulatory Commission ("FERC") regulates the transportation and sale for resale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938 ("NGA") and the Natural Gas Policy Act of 1978 (the "NGPA"). In the past, the federal government has regulated the prices at which natural gas could be sold. Deregulation of wellhead sales of natural gas began with the enactment of the NGPA in 1978. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act (the "Decontrol Act") which removed all NGA and NGPA price and nonprice controls affecting wellhead sales of natural gas effective January 1, 1993. While sales by producers of natural gas can currently be made at uncontrolled market prices, Congress could reenact price controls in the future.

     Commencing in April 1992, the FERC issued its Order No. 636 and related clarifying orders ("Order No. 636"), which, among other things, restructured the interstate natural gas industry and required interstate pipelines to provide transportation services separate, or "unbundled," from the pipelines' sales of natural gas. Order No. 636 and certain related proceedings have been the subject of a number of judicial appeals and orders on remand by the FERC. Although Order No. 636 has largely been upheld on appeal, several appeals remain pending in related restructuring proceedings. The Company cannot predict when these remaining appeals will be completed or their impact on the Company. FERC continues to address Order 636-related issues (including capacity brokering, alternative and negotiated ratemaking and transportation policy matters) in a number of pending proceedings. It is unclear what impact, if any, increased competition within the natural gas industry under Order Nos. 636, et al. will have on the Company's activities. Although Order No. 636 could provide the Company with additional market access and more fairly applied transportation service rates, Order No. 636 could also subject the Company to more restrictive pipeline imbalance tolerances and greater penalties for violations of these tolerances.

     FERC has announced its intention to re-examine certain of its transportation-related policies, including the appropriate manner in which interstate pipelines release transportation capacity under Order No. 636, and the use of market-based rates for interstate gas transmission. While any resulting FERC action would affect the Company only indirectly, FERC's current rules and policy statements may have the effect of enhancing competition in natural gas markets by, among other things, encouraging non-producer natural gas marketers to engage in certain purchase and sale transactions. The Company cannot predict what action FERC will take on these matters, nor can it accurately predict whether FERC's actions will achieve the goal of increasing competition in markets in which the Company's natural gas is sold. However, the Company does not believe that it will be treated materially differently than other natural gas producers and marketers with which it competes.

     OCSLA requires that all pipelines operating on or across the OCS provide open-access, non-discriminatory service. Although FERC has opted not to impose the regulations of Order No. 509, in which FERC implemented OCSLA, on gatherers and other non-jurisdictional entities, FERC has retained the authority to exercise jurisdiction over those entities if necessary to permit non-discriminatory access to service on OCS. In this regard, FERC issued a Statement of Policy ("Policy Statement") regarding the application of its jurisdiction under the NGA and OCSLA over natural gas facilities and service on OCS. In the Policy Statement, FERC concluded that facilities located in water depths of 200 meters or more shall be presumed to have a primary purpose of gathering up to the point of interconnection with the interstate pipeline grid. FERC has determined that gathering facilities are outside of its jurisdiction, and thus, it will no longer regulate the rates and services of such OCS facilities under the NGA. While it is not possible to determine what the actual impact of this new policy will be, it is possible that the Company could experience an increase in transportation costs associated with its OCS natural gas production and, possibly, reduced access to OCS transmission capacity.

     The FERC has also issued numerous orders approving the sale and abandonment of natural gas gathering facilities previously owned by interstate pipelines and has acknowledged that if the FERC does not have jurisdiction over services provided thereon, then such facilities and services may be subject to regulation by state authorities in accordance with state law. A number of states have either enacted new laws or are considering the inadequacy of existing laws affecting gathering rates and/or services. In addition, FERC's approval of transfers of previously regulated gathering systems to independent or pipeline-affiliated gathering companies that are not subject to FERC regulation may affect both the costs and the nature of gathering services that will be available to interested producers or shippers in the future. The effects, if any, of state and federal gathering policies on the Company's operations are uncertain.

Oil Sales and Transportation Rates

     Sales of crude oil, condensate, and gas liquids by the Company are not currently regulated under federal or state law and are made at market prices. FERC regulates the transportation of oil in interstate commerce pursuant to the Interstate Commerce Act. However, the price a company receives from the sale of these products is affected by the cost of transporting the products to market. Effective as of January 1, 1995, FERC implemented regulations establishing an indexing system for transportation rates for oil pipelines, which would generally index such rates to inflation, subject to certain conditions and limitations. Over time, these regulations could increase the cost of transporting crude oil, liquids, and condensate by pipeline. The Company is not able to predict with certainty what effect, if any, these regulations will have on it; but other factors being equal, these regulations may tend to increase transportation costs or reduce wellhead prices for such commodities.

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

     Extensive federal, state and local laws and regulations applicable to oil and gas operations regulate the discharge of substances into the environment or otherwise relate to the protection of the environment. These laws and regulations may require the acquisition of a permit before drilling commences, restrict or prohibit the types, quantities and concentration of substances that can be released into the environment or wastes that can be disposed of in connection with drilling and production activities, prohibit drilling activities on certain lands lying within wetlands or other protected areas and impose substantial liabilities for pollution or releases of hazardous substances resulting from drilling and production operations. Failure to comply with these laws and regulations may also result in civil and criminal fines and penalties. Moreover, state and federal environmental laws and regulations may become more stringent.

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

YOUNG CONSULTING AGREEMENT

     Pursuant to a consulting agreement dated as of July 3, 1996, the Company engaged Mr. Buddy Young, the former President and Chief Executive Officer of Bexy, as a consultant to provide Cheniere with advice regarding the management and business of the Company. Mr. Young provided such consulting services to the Company for two years at a rate of $75,000 per year. The agreement terminated on July 3, 1998.

EMPLOYEES

     The Company had nine full-time employees as of March 26, 1999.

PROPERTIES

     Until March 1998, the Company subleased its Houston, Texas headquarters from Zydeco under a month-to-month sublease covering approximately 1,498 square feet at a monthly rental of $1,179. In March 1998, Cheniere terminated its sublease from Zydeco and leased 2,678 square feet of office space through March 2003 at a monthly rental rate of $4,190. In February 1999, Cheniere amended its office lease to cover a total of 12,102 square feet at a monthly rental of $19,612.

FORWARD-LOOKING STATEMENTS

     This annual report contains certain statements that may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act, and
Section 21E of the United Stated Securities Exchange Act of 1934, as amended. Readers of this annual report are cautioned that such forward-looking statements are not guarantees of future performance and that actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

     All statements, other than statements of historical facts so included in this annual report that address activities, events or developments that the Company intends, expects, projects, believes, or anticipates will or may occur in the future, including, without limitation: statements regarding the Company's business strategy, plans and objectives; statements expressing beliefs and expectations regarding the ability of the Company to successfully raise the additional capital necessary to meet its obligations under the Exploration Agreement, the ability of the Company to secure the leases necessary to facilitate anticipated drilling activities and the ability of the Company to attract additional working interest owners to participate in the exploration and development within the Survey AMI; and statements about non-historical Year 2000 information, are forward-looking statements within the meaning of the Act.
These forward-looking statements are, and will be, based on management's then-current views and assumptions regarding future events.

     The following are some of the important factors that could affect the Company's financial performance or could cause actual results to differ materially from estimates contained in the Company's forward-looking statements.

      -- The Company's ability to generate sufficient cash flows to support capital expansion plans, obligations to repay debt and general operating activities.

      -- The Company's ability to obtain additional financing from lenders, through debt or equity offerings, through sales of a portion of its interest in the 3-D Exploration Program or through vendor financing arrangements with oil and gas service companies.

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

      -- The uncertainties of potential litigation as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

      -- The Company's or its business partners' ability to replace, modify or upgrade computer programs in ways that adequately address the Year 2000 issue.

The foregoing list of important factors is not exclusive.


YEAR 2000 ISSUES

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

     In December 1998, the Company received the binding award of an independent panel of arbitrators reviewing claims against the Company by Zydeco and counterclaims by the Company related to certain rights and obligations pursuant to the Exploration Agreement.

     The panel confirmed Cheniere's 50% ownership in the proprietary 3-D Seismic Data, including the right to possess field tapes and all volumes of such data acquired prior to December 31, 1997. The panel also confirmed Cheniere's right to review Zydeco's seismic interpretations within the AMI and to purchase an interest of up to 50% in any prospects generated by Zydeco in the AMI and Cheniere's right to acquire ownership of all seismic data processing volumes generated after December 1997 related to such prospects. The arbitration panel confirmed Zydeco's right to manage the exploration process for a period of 90 days after it declares a prospect's assembly and development to be complete. In addition, the panel affirmed Cheniere's right to generate prospects and manage the exploration process for any prospect generated by Cheniere and rejected, or not accepted within 30 days, by Zydeco (subject to Zydeco's right to acquire a 50% interest in any lease acquired by Cheniere).

     Ownership of the existing prospects was also determined by the panel. All ownership in prospects acquired by either party, where the non-acquiring party declined to participate, was confirmed to belong to the acquiring party. Consequently, Cheniere has 100% ownership in six prospects, Cheniere and Zydeco have 50% ownership each in three prospects and 25% each in another prospect, and Zydeco has 100% ownership in one Federal lease which covers a portion of one prospect.

     In addition, the panel decreed that all prospects on leases acquired by Zydeco in the June 1998 Louisiana state lease sale must be offered to Cheniere and that Cheniere would have 30 days from such offer to review the prospects and elect or decline to participate.

     The panel found that in future state lease sales, Zydeco may require Cheniere to advance its 50% share of the proposed bid at the time of the sale or forfeit its right to acquire an interest in such leases, but only if the lease relates to a prospect which Zydeco has notified Cheniere is completely assembled and developed, and only if adequate decision-making data is provided 30 days prior to the sale.

     The panel has found that certain activities related to the selling of prospects are the equivalent of marketing, sale or licensure of the proprietary seismic data acquired under the Exploration Agreement. In the event such marketing, sale or licensure of data occurs, the Exploration Agreement provides that 100% of the proceeds related to seismic data will be directed to Cheniere until Cheniere recoups $13,500,000 of its investment; thereafter the proceeds will be shared 50/50 between Cheniere and Zydeco.

     The panel found that Zydeco was not authorized to issue cash calls to Cheniere for seismic costs incurred after December 31, 1997. Accordingly, $1,115,143 in billings made by Zydeco to Cheniere were not allowed under the Exploration Agreement and Cheniere has no liability for such costs as billed. The panel also stated that some portion of such costs may be appropriately charged to Cheniere as a component of prospects in which Cheniere elects to acquire an interest.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     There were no matters submitted for a vote by security holders during the year ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

  The common stock of the Company has traded on The Nasdaq SmallCap Market under the symbol "CHEX" since April 11, 1997. From the time the Company first traded publicly until April 11, 1997, the Company traded on the OTC Bulletin Board.
The table below presents the high and low daily closing sales prices of the common stock during each quarter. The Company changed its fiscal year end from August 31 to December 31, and as a result had a four-month transition period at the end of 1997. The quotes represent "inter-dealer" prices without retail markups, markdown, or commissions and may not necessarily represent actual transactions.

                                                                   High ($)               Low ($)
                                                                ------------            ----------
Three Months Ended
    November 30, 1996                                                 5-1/2                2-13/32
    February 28, 1997                                                 5-5/8                  2-3/4
    May 31, 1997                                                      5-1/2                      3
    August 31, 1997                                                   4-1/4                2-31/32

Four Months Ended December 31, 1997                                 3-15/16                  1-7/8

Three Months Ended
    March 31, 1998                                                   3-1/16                      2
    June 30, 1998                                                     3-5/8                  1-3/4
    September 30, 1998                                              2-15/16                  13/16
    December 31, 1998                                                1-7/16                   7/16


  As of March 26, 1999, there were 21,786,277 shares of the Company's common stock outstanding held by 773 stockholders of record.

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

  With respect to equity securities sold by the Company during the fourth quarter of 1998 that were not registered under the Securities Act of 1933, as amended ("Securities Act"), see "Liquidity and Capital Resources Private Placements of Equity" under Item 6 of this report.

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

                                                                                                                           From
                                             For the       For the Four Months Ended       For the Period Ended         Inception to
                                            Year Ended             December 31,                    August 31,           December 31,
                                           December 31,   ---------------------------    ---------------------------    ------------
                                               1998            1997           1996           1997           1996           1998
                                           ------------   ------------    -----------    ------------    -----------    ------------
                                                                          (Unaudited)
Net operating revenues                     $         -    $         -     $        -     $         -     $        -     $         -
Loss from operations                        (1,658,478)      (447,023)      (192,330)     (1,713,461)      (103,814)     (3,922,776)

Net loss                                    (1,637,844)      (388,361)      (193,553)     (1,676,468)      (121,847)     (3,824,520)

Net loss per share (basic and diluted)     $     (0.10)   $     (0.03)    $    (0.02)    $     (0.14)    $    (0.01)          (0.29)

                                                          December 31,                           August 31,
                                           ------------------------------------------    ---------------------------
                                               1998            1997           1996           1997           1996
                                           ------------   ------------    -----------    ------------    -----------
                                                                          (Unaudited)
Cash                                       $   143,868    $   787,523     $2,419,264     $   234,764     $1,093,180
Oil and gas properties, unevaluated         20,000,425     16,534,054      6,000,000      13,500,000      4,000,000
Total assets                                20,840,474     17,705,627      8,476,710      13,841,712      5,145,310
Long-term notes payable                      2,025,020      2,025,020              -               -              -
Total liabilities                            4,523,144      4,285,599        262,798         888,291        718,855
Total stockholders' equity                  16,317,330     13,420,028      8,213,912      12,953,421      4,426,455
Cash dividends per share                             -              -              -               -              -

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

     Cheniere is a development stage company with no operating revenues to date. The Company has not yet established oil and gas production nor proven oil and gas reserves. The independent accountants' report on Cheniere's financial statements includes a reference to the Company's ability to continue as a going concern. See "Management's Plans and Continued Capital Raising Activities" below.

     On April 7, 1998, the Company's Board of Directors approved a change in fiscal year-end from August 31 to December 31. The change in year-end resulted in a transition period from September 1, 1997 to December 31, 1997.

RESULTS OF OPERATIONS - COMPARISON OF THE FISCAL YEARS ENDED DECEMBER 31, 1998 AND AUGUST 31, 1997

     The Company's financial results for the year ended December 31, 1998, reflect a loss of $1,637,844 or $0.10 per share (both basic and diluted) as compared to a loss of $1,676,468, or $0.14 per share (both basic and diluted) for the fiscal year ended August 31, 1997. The Company did not generate revenues from operations in either of the periods. The 2% decrease in net loss in 1998 as compared to that in fiscal 1997 is primarily due to a 3% decrease in general and administrative ("G&A") expenses to $1,658,478 in 1998 compared to $1,713,461 in the 1997 fiscal year. Both periods included significant non-recurring expenses. In 1998, the Company incurred $817,870 in expenses related to arbitration proceedings between Cheniere and Zydeco. In the fiscal year ended August 31, 1997, the Company incurred a non-cash charge of $624,400 related to financial advisory services, and it incurred $164,812 in professional fees related to an acquisition that was not consummated.

     Salaries and benefits increased to $698,973 for 1998 compared with $270,209 in fiscal year 1997 as a result of the Company's hiring of additional technical employees early in 1998 to assist in the interpretation of seismic data and the generation of prospects. Beginning in the fourth quarter of calendar 1997, Cheniere began capitalizing as oil and gas property costs that portion of G&A related to its exploration and development activities. Cheniere capitalized $444,000 of G&A expenses in 1998 but it did not capitalize any such costs in the fiscal year ended August 31, 1997. The remaining variance in G&A expenses is the net effect of several offsetting factors but is principally the result of a decrease in routine legal fees to $79,647 in 1998 from $144,538 in fiscal 1997, which is largely accounted for by the Company's change in 1997 from a New York based law firm to a Houston based law firm.

     Other factors affecting the Company's net loss for the year ended
December 31, 1998 were lower interest income (down by $35,527) related principally to lower average balances in its short-term investment funds and the absence of net interest expense in 1998 compared with expense of $19,168 in fiscal 1997. Beginning in the fourth quarter of calendar 1997, Cheniere began capitalizing interest expense related to its 3-D exploration and development project.


RESULTS OF OPERATIONS - COMPARISON OF THE FOUR-MONTH PERIODS ENDED DECEMBER 31, 1997 AND 1996

     The Company's operating results for the four months ended December 31, 1997, reflect a loss of $388,361 or $0.03 per share (both basic and diluted) as compared to a loss of $193,553, or $0.02 per share (both basic and diluted) for the four months ended December 31, 1996. The Company did not generate revenues from operations in either of the periods. The increased loss in the most recent four-month period is primarily due to higher G&A expenses of $447,023, as compared to $192,330 a year earlier. G&A expenses are higher in the most recent period as the result of: (a) increased professional fees related to financing activities and to the Company's initial annual stockholders' meeting in November 1997, (b) fees related to recruiting technical professionals who were hired January 1, 1998 and (c) insurance expenses for coverages not carried in the earlier period. Interest income of $58,662 in the four months ended December 31, 1997 includes $49,000 related to an agreement that interest earned from inception to date on funds advanced by Cheniere into the 3-D Exploration Program accrues to the benefit of the Company.


RESULTS OF OPERATIONS - COMPARISON OF THE PERIODS ENDED AUGUST 31, 1997 AND 1996

     The Company's operating results for the fiscal year ended August 31, 1997, reflect a loss of $1,676,468 or $0.14 per share (both basic and diluted) as compared to a loss of $121,847, or $0.01 per share (both basic and diluted) for the six-month period from inception (February 21, 1996) to August 31, 1996. The Company did not generate revenues from operations in either of the periods. The increased loss in the most recent fiscal year is primarily due to higher G&A expenses of $1,713,461, as compared to $103,814 in the period ended August 31, 1996. The higher level of G&A expenses in the more recent period is the result of: (a) a one-time, non-cash charge of $624,400 for investment banking services,
(b) increased professional fees related to registrations of previously issued shares of the Company's common stock, (c) insurance expenses for coverages not carried in the earlier period, and (d) the inclusion of a full year of salary and compensation, occupancy and office expenses as compared to a partial year for the period ended August 31, 1996. The increased loss is additionally due to professional fees of $164,812 related to an acquisition that was not consummated. Interest income of $56,161 in the latter period exceeded the $1,800 earned in the prior period, based on larger average cash balances and the comparatively longer period.


RESULTS OF OPERATIONS - PERIOD FROM INCEPTION (FEBRUARY 21, 1996) TO DECEMBER 31, 1998

     The Company's financial results reflect accumulated losses of $3,824,520 or $0.29 per share, (both basic and diluted) as the Company has yet to generate revenues from operations. G&A expenses of $3,922,776 included significant non-recurring items such as $817,870 in legal and other expenses related to arbitration proceedings between the Company and Zydeco in 1998 as well a $624,400 non-cash charge related to financial advisory services and $164,812 in professional fees related to an acquisition that was not consummated in the fiscal year ended August 31, 1997. The balance of the G&A expense is comprised primarily of the costs of professional expenses, salary and compensation, insurance, occupancy and office expense. Interest expense of $39,001 was incurred with respect to two short-term promissory notes. Interest income of $137,257 was generated on the Company's cash balances and on funds it has advanced into the 3-D Exploration Program.

LIQUIDITY AND CAPITAL RESOURCES

     The Company anticipates that future liquidity requirements, including future commitments to the 3-D Exploration Program, will be met by cash balances, the sale of equity, further borrowings, vendor financing arrangements and/or the sale of portions of its interest in the 3-D Exploration Program or in the prospects generated thereunder. At this time, no assurance can be given that such sales of equity, future borrowings, future vendor agreements or sales of portions of its interest in the 3-D Exploration Program will be accomplished.

Private Placements of Equity

     Since its inception, Cheniere's primary source of financing for operating expenses and payments to the 3-D Exploration Program has been the sale of its equity securities. Through December 31, 1998, the Company has issued approximately 19.0 million shares of its common stock, generating net proceeds of $20.1 million. Cash proceeds from the sales totaled $18.6 million; non-cash issuances of stock and warrants were valued at $1.5 million; and the issuance of bridge notes raised an additional $4.0 million. As of December 31, 1998, Cheniere has invested $20.0 million in oil and gas properties.

     From inception through the Reorganization, Cheniere Operating raised $2.8 million, net of offering costs, from the sale of common stock (which was exchanged for common stock of Cheniere Energy, Inc. following the Reorganization) to "accredited investors" (as defined in Rule 501(a) promulgated under the Securities Act) pursuant to Rule 506 of Regulation D promulgated under the Securities Act ("Regulation D"). The proceeds, together with proceeds of a $425,000 short-term note, were used to fund Cheniere's initial $3 million payment to the 3-D Exploration Program.

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

     In 1998, the Company raised approximately $4.2 million, net of offering costs, from the sale of common stock to accredited investors pursuant to Regulation D. Proceeds of the offerings were used for the acquisition of leases and other exploration costs, as well as for general corporate purposes. Sales during the fourth quarter of 1998 consisted of: the November 1998 sale of 1,200,000 shares for a total purchase price of $800,000, and the December 1998 sale of 666,667 shares for a total purchase price of $500,000. All of the purchasers were accredited investors, and the sales were made pursuant to Rule 506 of Regulation D without the participation of any underwriters.

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


     In December 1997, Cheniere completed the private placement of a $4,000,000 bridge financing (the "December 1997 Bridge Financing"). The notes payable issued by Cheniere had an initial maturity date of March 15, 1998, which was extended to September 15, 1998 and further extended to January 15, 1999. In December 1998, Cheniere received commitments from certain noteholders to exchange notes payable for an aggregate of 2,812,528 shares of Cheniere common stock at a price of $0.72 per share. Accordingly, the $2,025,020 face amount of the exchanged notes is classified as a long-term obligation as of December 31, 1998. For those notes which were not exchanged for common stock, the maturity date has been extended to April 15, 1999. The notes bear interest at a rate of LIBOR plus 4% (ranging from 9.5% to 9.9% through December 31, 1998). The securities purchase agreements which govern such bridge financing specify that, during the term of the notes, capital raised by the Company in excess of $5,000,000 must be directed to repayment of the notes.

     In connection with the December 1997 Bridge Financing, Cheniere issued 100,000 shares of common stock and four-year warrants to purchase 1,333,334 shares of common stock at $2-3/8 per share. Additional warrants to purchase 1,600,000 shares of Cheniere common stock were issued on September 15, 1998 in consideration for the extension to that date. In connection with the extension to January 15, 1999, the Company offered two alternatives of consideration. Holders of $3,000,000 of the notes elected to reduce the exercise price of their warrants to $1.50 per share. The holder of $1,000,000 of the notes elected to reduce the exercise price of its warrants to $2.00 per share, to extend the term of such warrants to five years from the latter of September 15, 1998 or the date of issue, to receive additional warrants to purchase 387,500 shares of common stock and to receive 50,000 shares of common stock. In January 1999, the maturity date was extended to March 15, 1999. In March 1999, the maturity date was extended to April 15, 1999. As consideration for the extension to April 15, 1999, the Company reduced the exercise price by $0.25 per share for all warrants issued in connection with the issuance or extensions of the notes. The common stock issued in connection with the December 1997 closing and the September 1998 extension was recorded as a debt issuance cost at the then-market price for the shares. Proceeds from the December 1997 Bridge Financing were used to fund the Company's activities related to the 3-D Exploration Program and for general corporate purposes.

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

     At December 31, 1998, the Company had $4,000,000 outstanding in senior term notes payable which matured on January 15, 1999. These notes were issued as part of a bridge financing in conjunction with an offering of units comprised of preferred stock and warrants to purchase common stock. The units offering was subsequently withdrawn. The Company has issued 2,812,528 shares of common stock in exchange for notes totaling $2,025,020. The remaining notes have been extended and mature on April 15, 1999. Cheniere intends to raise additional capital for the repayment of the notes through the sale of common stock.

     In the event that the Company should not be successful in future efforts to raise capital for its operations, management believes that trades or sales of partial interests to industry partners would be utilized to explore and develop the Company's oil and gas properties, but the ownership interest which would be retained by the Company would be reduced accordingly.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                         INDEX TO FINANCIAL STATEMENTS


CHENIERE ENERGY, INC. AND SUBSIDIARIES
Report of Independent Accountants........................................ 19
Consolidated Balance Sheet............................................... 20
Consolidated Statement of Operations..................................... 21
Consolidated Statement of Stockholders' Equity........................... 22
Consolidated Statement of Cash Flows..................................... 24
Notes to Consolidated Financial Statements............................... 25

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Cheniere Energy, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Cheniere Energy, Inc. and its subsidiaries (a development stage company) at December 31, 1998 and 1997, and the results of their operations and their cash flows for the year ended December 31, 1998, the four-month period ended December 31, 1997, the year ended August 31, 1997, the period from inception (February 21, 1996) through August 31, 1996 and the period from inception (February 21, 1996) through December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company is a development stage enterprise which has not yet generated any operating revenues and which, since its inception in February 1996, has been dependent on capital contributions to finance its oil and gas exploration activities. The recoverability of the Company's unevaluated oil and gas properties is dependent on future events, including obtaining adequate financing for its exploration and development program, the successful completion of its planned drilling program, and the achievement of a level of operating revenues that is sufficient to support the Company's cost structure. In addition, at December 31, 1998 the Company has $1,974,980 of senior term notes outstanding which are due on or before April 15, 1999. Management's plans in regard to these matters are also described in Note 13. The uncertainties associated with these matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 15, 1999, except
as to Note 12 which is
as of March 26, 1999

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEET


                                                                                          December 31,
                                                                              --------------------------------------
                                                                                    1998                 1997
                                                                              -----------------    -----------------
                             ASSETS
CURRENT ASSETS
  Cash                                                                           $    143,868         $    787,523
  Accounts Receivable                                                                  97,837              102,330
  Subscriptions Receivable                                                            500,000                    -
  Debt Issuance Costs, net                                                                  -              224,306
  Prepaid Expenses and Other Current Assets                                             8,833               10,543
                                                                              -----------------    -----------------
    TOTAL CURRENT ASSETS                                                              750,538            1,124,702

OIL AND GAS PROPERTIES, full cost method
  Unevaluated                                                                      20,000,425           16,534,054

FIXED ASSETS, net                                                                      89,511               46,871
                                                                              -----------------    -----------------

    TOTAL ASSETS                                                                 $ 20,840,474         $ 17,705,627
                                                                              =================    =================

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                                       $    523,144         $    369,766
  Notes Payable                                                                     1,974,980            1,974,980
  Less: Cost of Detachable Warrants                                                         -              (84,167)
                                                                              -----------------    -----------------
    Total Current Liabilities                                                       2,498,124            2,260,579
                                                                              -----------------    -----------------

LONG-TERM NOTES PAYABLE
  Related Party                                                                     2,000,000            2,000,000
  Other                                                                                25,020               25,020
                                                                              -----------------    -----------------
                                                                                    2,025,020            2,025,020
                                                                              -----------------    -----------------

TOTAL LIABILITIES                                                                   4,523,144            4,285,599
                                                                              -----------------    -----------------

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY
  Common Stock, $.003 par value; 40,000,000 shares authorized
    Issued and Outstanding: 18,973,749 and 14,457,866 shares at
    December 31, 1998 and 1997, respectively                                           56,922               43,374
  Preferred Stock, $.0001 par value; 5,000,000 shares authorized
    Issued and Outstanding: none                                                            -                    -
  Additional Paid-in-Capital                                                       20,084,928           15,563,330
  Deficit Accumulated During the Development Stage                                 (3,824,520)          (2,186,676)
                                                                              -----------------    -----------------

    TOTAL STOCKHOLDERS' EQUITY                                                     16,317,330           13,420,028
                                                                              -----------------    -----------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 20,840,474         $ 17,705,627
                                                                              =================    =================

   The accompanying notes are an integral part of the financial statements.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENT OF OPERATIONS



                                                                          Four Months Ended
                                                   Year Ended                December 31,                Year Ended
                                                  December 31,     ---------------------------------     August 31,
                                                      1998              1997              1996              1997
                                                 ----------------  ---------------   ---------------   ---------------
                                                                                      (Unaudited)

Revenue                                           $            -    $           -     $           -     $           -
                                                 ----------------  ---------------   ---------------   ---------------

General and Administrative Expenses                    1,658,478          447,023           192,330         1,713,461
                                                 ----------------  ---------------   ---------------   ---------------

Loss from Operations Before Other Income
    and Income Taxes                                  (1,658,478)        (447,023)         (192,330)       (1,713,461)

Interest Income                                           20,634           58,662             7,329            56,161
Interest Expense                                               -                -            (8,552)          (19,168)
                                                 ----------------  ---------------   ---------------   ---------------

Loss From Operations Before Income Taxes              (1,637,844)        (388,361)         (193,553)       (1,676,468)

Provision for Income Taxes                                     -                -                 -                 -
                                                 ----------------  ---------------   ---------------   ---------------

Net Loss                                          $   (1,637,844)   $    (388,361)    $    (193,553)    $  (1,676,468)
                                                 ================  ===============   ===============   ===============

Net Loss Per Share (basic and diluted)            $        (0.10)   $       (0.03)    $       (0.02)    $       (0.14)
                                                 ================  ===============   ===============   ===============

Weighted Average Number of Shares
    Outstanding                                       16,015,455       14,348,128        10,601,368        12,143,919
                                                 ================  ===============   ===============   ===============



                                                  Period Ended       Cumulative
                                                   August 31,       from the Date
                                                      1996           of Inception
  Revenue                                        ----------------  ---------------


  General and Administrative Expenses             $            -    $           -
                                                 ----------------  ---------------

  Loss from Operations Before Other Income               103,814        3,922,776
      and Income Taxes                           ----------------  ---------------

  Interest Income
  Interest Expense                                      (103,814)      (3,922,776)

                                                           1,800          137,257
  Loss From Operations Before Income Taxes               (19,833)         (39,001)
                                                 ----------------  ---------------
  Provision for Income Taxes
                                                        (121,847)      (3,824,520)

  Net Loss                                                     -                -
                                                 ----------------  ---------------

  Net Loss Per Share (basic and diluted)          $     (121,847)   $  (3,824,520)
                                                 ================  ===============

  Weighted Average Number of Shares               $        (0.01)   $       (0.29)
      Outstanding                                ================  ===============

                                                       8,610,941       13,267,925
                                                 ================  ===============

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                                Common Stock        Additional                       Total
                                                            ---------------------     Paid-In      Retained      Stockholders'
                                                 Per Share    Shares     Amount       Capital      Deficit           Equity
                                                 ---------- ---------- ---------- -------------- ------------- -----------------

Sale of Shares on April 9, 1996                    $0.012    6,242,422  $ 18,727   $    56,276    $         -   $   75,003
Sale of Shares on May 5, 1996                       1.50     2,000,000     6,000     2,994,000              -    3,000,000
Issuance of Shares to an Employee
   on July 1, 1996                                  1.00        30,000        90        29,910              -       30,000
Issuance of Shares in Reorganization to
   Former Bexy Shareholders                            -       600,945     1,803        (1,803)             -            -
Sale of Shares on July 30, 1996                     2.00        50,000       150        99,850              -      100,000
Sale of Shares on August 1, 1996                    2.00       508,400     1,525     1,015,275              -    1,016,800
Sale of Shares on August 30, 1996                   2.00       500,000     1,500       998,500              -    1,000,000
Expenses Related to Offerings                          -             -         -      (686,251)             -     (686,251)
Issuance of Warrants                                   -             -         -        12,750              -       12,750
Net Loss                                               -             -         -             -       (121,847)    (121,847)
                                                            ----------   -------    ----------      ---------   ----------
Balance - August 31, 1996                                    9,931,767    29,795     4,518,507       (121,847)   4,426,455

Sale of Shares on September 12, 1996                2.00        50,000       150        99,850              -      100,000
Sale of Shares on September 16, 1996                2.00        80,250       241       160,259              -      160,500
Conversion of Debt                                  2.00       105,000       315       209,685              -      210,000
Sale of Shares on October 30, 1996                  2.25       457,777     1,373     1,028,627              -    1,030,000
Issuance of Warrants                                   -             -         -         6,450              -        6,450
Sale of Shares on December 6, 1996                  2.25       475,499     1,426     1,068,448              -    1,069,874
Sale of Shares on December 9, 1996                  2.50       400,000     1,200       998,800              -    1,000,000
Sale of Shares on December 11, 1996                 2.25        22,222        67        49,933              -       50,000
Sale of Shares on December 19, 1996                 2.50       200,000       600       499,400              -      500,000
Sale of Shares on December 20, 1996                 2.50       220,000       660       549,340              -      550,000
Sale of Shares on February 28, 1997                 4.25       352,947     1,059     1,498,967              -    1,500,026
Sale of Shares on March 4, 1997                     4.25       352,947     1,059     1,498,966              -    1,500,025
Sale of Shares on May 22, 1997                      3.00       535,000     1,605     1,603,395              -    1,605,000
Issuance of Shares to Adjust Prices of
   Shares Sold on February 28 and March 4 *            -       294,124       883          (883)             -            -
Sale of Shares on June 26, 1997                     3.00        33,333       100        99,900              -      100,000
Sale of Shares on July 24, 1997                     3.00       250,000       750       749,250              -      750,000
Issuance of Shares in Connection with
   Financial Advisory Services                      3.125      200,000       600       624,400              -      625,000
Sale of Shares on July 30, 1997                     3.00       100,000       300       299,700              -      300,000
Sale of Shares on August 19, 1997                   3.00       100,000       300       299,700              -      300,000
Expenses Related to Offerings                          -             -         -    (1,153,441)             -   (1,153,441)
Net Loss                                               -             -         -             -     (1,676,468)  (1,676,468)
                                                            ----------   -------    ----------      ---------   ----------
Balance - August 31, 1997                                   14,160,866    42,483    14,709,253     (1,798,315)  12,953,421


 *Additional shares were issued to the purchasers of shares sold on February 28,
  1997 and March 4, 1997 pursuant to the terms of those sales.
All of the sales of shares indicated above were made pursuant to private placement transactions.

   The accompanying notes are an integral part of the financial statements.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)




                                                                Common Stock        Additional                       Total
                                                            ---------------------     Paid-In      Retained      Stockholders'
                                                 Per Share    Shares     Amount       Capital      Deficit           Equity
                                                 ---------- ---------- ---------- -------------- ------------- -----------------

Balance - August 31, 1997                                   14,160,866    42,483    14,709,253     (1,798,315)  12,953,421
Sale of Shares on September 15, 1997                3.00        67,000       201       200,799              -      201,000
Sale of Shares on September 16, 1997                3.00       130,000       390       389,610              -      390,000
Expenses Related to Offerings                          -                               (74,532)                    (74,532)
Issuance of Warrants and Shares with
   Bridge Notes on December 15, 1997                2.375      100,000       300       338,200                     338,500
Net Loss                                                -            -         -             -       (388,361)    (388,361)
                                                            ----------  --------   -----------     ----------   ----------
Balance - December 31, 1997                                 14,457,866    43,374    15,563,330     (2,186,676)  13,420,028

Sale of Shares on April 8, 1998                     2.00       530,000     1,590     1,058,410              -    1,060,000
Issuance of Shares in Settlement of
   Charges for Previous Legal Services              1.40        70,000       210        97,790              -       98,000
Sale of Shares on May 29, 1998                      2.00        22,000        66        43,934              -       44,000
Sale of Shares on June 4, 1998                      1.40       890,644     2,672     1,244,230              -    1,246,902
Expenses Related to Offerings                          -             -         -      (168,000)             -     (168,000)
Issuance of Shares to Adjust Prices of
   Shares Sold on April 8 and May 29**                 -       236,572       710          (710)             -            -
Issuance of Warrants with
   Bridge Notes on June 4, 1998                        -             -         -         3,661              -        3,661
Issuance of Shares on August 26, 1998
   Pursuant to Exercise of Warrants                 1.00       100,000       300        99,700              -      100,000
Sale of Shares on August 31, 1998                   0.67       750,000     2,250       499,000              -      501,250
Issuance of Warrants and Shares to
   Extend Bridge Notes on March 15 and
   September 15, 1998                               0.67        50,000       150       349,183              -      349,333
Sale of Shares on November 15, 1998                 0.67     1,200,000     3,600       796,400              -      800,000
Sale of Shares on December 30, 1998                 0.75       666,667     2,000       498,000              -      500,000
Net Loss                                               -             -         -             -     (1,637,844)  (1,637,844)
                                                            ----------  --------   -----------     ----------   ----------
Balance - December 31, 1998                                 18,973,749    56,922    20,084,928     (3,824,520)  16,317,330
                                                            ==========  ========   ===========     ==========   ==========

 **Additional shares were issued to the purchasers of shares sold on April 8, 1998 and May 29, 1998 at $2.00 per share in order to adjust the purchase price to the $1.40 per share price offered and received on June 4, 1998.

All of the sales of shares indicated above were made pursuant to private placement transactions.

   The accompanying notes are an integral part of the financial statements.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                                                    Four Months Ended
                                                                            Year Ended                 December 31,
                                                                           December 31,      --------------------------------
                                                                               1998               1997             1996
                                                                          ----------------   ---------------  ---------------
                                                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                 $ (1,637,844)      $  (388,361)     $  (193,553)
    Adjustments to Reconcile Net Loss to
       Net Cash Used by Operating Activities:
    Depreciation and Amortization                                                  39,171             2,936            2,695
    Compensation Paid in Common Stock                                                   -                 -                -
    (Increase) Decrease in Accounts Receivable                                      4,493          (102,330)               -
    (Increase) Decrease in Subscriptions Receivable                              (500,000)                -                -
    (Increase) Decrease in Prepaid Expenses and Other Current Assets                1,710            46,598           (1,832)
    Increase (Decrease) in Accounts Payable and Accrued Liabilities               251,378           (18,525)         (31,056)
    Increase (Decrease) in Advances from Officers                                       -                 -                -
    Non-Cash Interest Expense (Issuance of Warrants)                                    -                 -                -
                                                                          ----------------   ---------------  ---------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                          $ (1,841,092)      $  (459,682)        (223,746)
                                                                          ----------------   ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of Fixed Assets                                                     (81,810)                -           (6,180)
    Proceeds from Sales of Oil and Gas Seismic Data                                     -            46,000                -
    Oil and Gas Property Additions                                             (2,804,905)       (3,050,027)      (2,000,000)
                                                                          ----------------   ---------------  ---------------

NET CASH USED IN INVESTING ACTIVITIES                                          (2,886,715)       (3,004,027)      (2,006,180)
                                                                          ----------------   ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Issuance of Notes with Detachable Warrants                      180,000         4,000,000                -
    Proceeds from Issuance of Notes Payable or Advances                           697,000                 -                -
    Repayment of Notes Payable or Advances                                       (877,000)         (500,000)        (215,000)
    Sale of Common Stock                                                        4,252,152           591,000        4,460,375
    Offering Costs                                                               (168,000)          (74,532)        (689,365)
                                                                          ----------------   ---------------  ---------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                       4,084,152         4,016,468        3,556,010
                                                                          ----------------   ---------------  ---------------

NET INCREASE (DECREASE) IN CASH                                                  (643,655)          552,759        1,326,084

CASH - BEGINNING OF PERIOD                                                        787,523           234,764        1,093,180
                                                                          ----------------   ---------------  ---------------

CASH - END OF PERIOD                                                         $    143,868       $   787,523      $ 2,419,264
                                                                          ================   ---------------  ---------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash Paid for Interest (net of amounts capitalized)                      $          -       $     6,718      $     8,552
                                                                          ================   ===============  ===============
    Cash Paid for Income Taxes                                               $          -       $         -      $         -
                                                                          ================   ===============  ===============



                                                                           Year Ended       Period Ended      Cumulative
                                                                           August 31,        August 31,     from the Date
                                                                              1997              1996         of Inception
                                                                         ----------------  ---------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                $ (1,676,468)     $  (121,847)    $ (3,824,520)
    Adjustments to Reconcile Net Loss to
       Net Cash Used by Operating Activities:
    Depreciation and Amortization                                                  8,268            3,603           53,978
    Compensation Paid in Common Stock                                            624,400           30,000          654,400
    (Increase) Decrease in Accounts Receivable                                         -                -          (97,837)
    (Increase) Decrease in Subscriptions Receivable                                    -                -         (500,000)
    (Increase) Decrease in Prepaid Expenses and Other Current Assets             (52,341)          (4,800)          (8,833)
    Increase (Decrease) in Accounts Payable and Accrued Liabilities               95,397          292,894          621,144
    Increase (Decrease) in Advances from Officers                                   (961)             961                -
    Non-Cash Interest Expense (Issuance of Warrants)                               6,450           12,750           19,200
                                                                         ----------------  ---------------  ---------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                             (995,255)         213,561       (3,082,468)
                                                                         ----------------  ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of Fixed Assets                                                    (10,745)         (50,933)        (143,488)
    Proceeds from Sales of Oil and Gas Seismic Data                                    -                -           46,000
    Oil and Gas Property Additions                                            (9,500,000)      (4,000,000)     (19,354,932)
                                                                         ----------------  ---------------  ---------------

NET CASH USED IN INVESTING ACTIVITIES                                         (9,510,745)      (4,050,933)     (19,452,420)
                                                                         ----------------  ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Issuance of Notes with Detachable Warrants                           -          425,000        4,605,000
    Proceeds from Issuance of Notes Payable or Advances                          500,000                -        1,197,000
    Repayment of Notes Payable or Advances                                      (215,000)               -       (1,592,000)
    Sale of Common Stock                                                      10,516,025        5,191,803       20,550,980
    Offering Costs                                                            (1,153,441)        (686,251)      (2,082,224)
                                                                         ----------------  ---------------  ---------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                      9,647,584        4,930,552       22,678,756
                                                                         ----------------  ---------------  ---------------

NET INCREASE (DECREASE) IN CASH                                                 (858,416)       1,093,180          143,868

CASH - BEGINNING OF PERIOD                                                     1,093,180                -                -
                                                                         ----------------  ---------------  ---------------

CASH - END OF PERIOD                                                        $    234,764      $ 1,093,180     $    143,868
                                                                         ----------------  ---------------  ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash Paid for Interest (net of amounts capitalized)                     $     15,635      $         -     $     22,353
                                                                         ================  ===============  ===============
    Cash Paid for Income Taxes                                              $          -      $         -     $          -
                                                                         ================  ===============  ===============


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
     The Company issued 105,000 shares of common stock upon the conversion of $210,000 of notes payable in September 1996.
     In conjunction with its December 1997 Bridge Financing, the Company issued at closing 100,000 shares of common stock (valued at $237,500) and upon extension of the maturity date 50,000 shares (valued at $33,500), which were recorded as debt issuance costs. In the same financing, the Company issued 1,333,334 warrants (valued at $101,000) and 1,987,500 warrants (valued at $315,833) related to extensions of the maturity dates. In conjunction with a short-term bridge financing in June 1998, the Company issued 83,334 warrants (valued at $3,661). The amortization of such warrant costs was included in interest expense which was capitalized as a cost of oil and gas properties.
    In 1998, the Company issued 70,000 shares of common stock (valued at $98,000) in settlement of invoices for previously rendered legal services.

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

     On July 3, 1996, Cheniere Operating underwent a reorganization by consummating the transactions (the "Reorganization") contemplated in the Agreement and Plan of Reorganization (the "Reorganization Agreement") dated April 16, 1996, between Cheniere Operating and Bexy Communications, Inc., a publicly held Delaware corporation ("Bexy"). Under the terms of the Reorganization Agreement, Bexy transferred its existing assets and liabilities to Mar Ventures, Inc., its wholly-owned subsidiary ("Mar Ventures"). Bexy received 100% of the outstanding shares of Cheniere Operating (which aggregated
824.2422 common shares outstanding prior to a 10,000-to-1 stock split which was effected immediately prior to the Reorganization) and the former shareholders of Cheniere Operating received 8,242,422 newly issued shares of Bexy common stock, representing 93% of the then-issued and outstanding Bexy shares. Immediately following the Reorganization, the original Bexy stockholders held the remaining 600,945 shares (7%) of the outstanding Bexy stock. The stock split has been given retroactive effect in the financial statements. As a result of the completion of the share exchange, a change in the control of the Company occurred. The transaction has been accounted for as a recapitalization of Cheniere Operating. In accordance with the terms of the Reorganization Agreement, Bexy changed its name to Cheniere Energy, Inc. Subsequently, the Company distributed the outstanding capital stock of Mar Ventures to the original holders of Bexy common stock.


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

Oil and Gas Properties

     The Company follows the full cost method of accounting for its oil and gas properties. Under this method, all productive and nonproductive exploration and development costs incurred for the purpose of finding oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, together with internal costs directly attributable to property acquisition, exploration and development activities. Interest is capitalized on oil and gas properties not subject to amortization and in the process of development. The Company capitalized interest in the amount of $1,058,595 for the year ended December 31, 1998 and $49,616 during the four-month period ended December 31, 1997. No interest was capitalized prior to the four-month period ended December 31, 1997.

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

Debt Issuance Costs

     Costs incurred in connection with the issuance of debt are capitalized and amortized into interest expense (which is then capitalized as a cost of oil and gas properties) using the straight-line method over the term of the related debt. Accumulated amortization was $271,000 as of December 31, 1998 and $13,194 as of December 31, 1997.

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

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Earnings (Loss) Per Share

     Earnings (loss) per share ("EPS") is computed in accordance with the requirements of SFAS No. 128, "Earnings Per Share," which the Company adopted effective December 31, 1997. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if the potential common shares had been issued. Basic and diluted EPS for all periods presented are the same since the effect of the Company's options and warrants is antidilutive to its net loss per share under SFAS No. 128.

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


NOTE 3-FIXED ASSETS

     Fixed assets consist of the following:

                                                     December 31,
                                             --------------------------
                                                1998             1997
                                             ----------       ---------
          Furniture and Fixtures             $   37,442       $  29,914
          Computers and Office Equipment         84,904          31,764
          Other                                  21,143               -
                                             ----------       ---------
                                                143,489          61,678
          Less Accumulated Depreciation         (53,978)        (14,807)
                                             ----------       ---------
          Fixed Assets, Net                      89,511          46,871
                                             ==========       =========


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

     As of December 31, 1997, August 31, 1997, and August 31, 1996, payments made by Cheniere to Zydeco relative to the 3-D Exploration Program totaled $16,427,000, $13,500,000 and $4,000,000, respectively. As the result of its cash payments through December 31, 1997, the Company earned a 50% interest in the 3-D Exploration Program. Under the terms of the Exploration Agreement and its amendments, additional payments will be required as prospects are generated within the 3-D Exploration Program. The Company's level of participation in such prospects will depend upon its making such required payments when due.

     The Company's financial statements reflect its proportionate interest in the revenues, costs, expenses, and capital with respect to the 3-D Exploration Program. Because the exploration project had not reached the drilling phase as of December 31, 1998, a determination had not yet been made as to the extent of any oil and gas reserves that should be classified as proved. Consequently, all of the Company's oil and gas property costs are classified as unevaluated and are not yet subject to depreciation, depletion and amortization. The Company estimates that during 1999 a portion of these costs will become evaluated and subject to depreciation, depletion and amortization as well as subject to the ceiling test limitations on capitalized costs described in Note 2.


NOTE 5-NOTES PAYABLE

December 1997 - $4,000,000 Bridge Financing

     In December 1997, Cheniere completed the private placement of a $4,000,000 bridge financing (the "December 1997 Bridge Financing"). The notes payable issued by Cheniere had an initial maturity date of March 15, 1998, which was extended to September 15, 1998 and further extended to January 15, 1999. In December 1998, Cheniere received commitments from certain noteholders to exchange notes payable for an aggregate of 2,812,528 shares of Cheniere common stock at a price of $0.72 per share. Accordingly, the $2,025,020 face amount of the exchanged notes is classified as a long-term obligation as of December 31, 1998. For those notes which were not exchanged for common stock, the maturity date has been extended to April 15, 1999. The notes bear interest at a rate of LIBOR plus 4% (ranging from 9.5% to 9.9% through December 31, 1998). The securities purchase agreements which govern such bridge financing specify that, during the term of the notes, capital raised by the Company in excess of $5,000,000 must be directed to repayment of the notes.

     In connection with the December 1997 Bridge Financing, Cheniere issued 100,000 shares of common stock and four-year warrants to purchase 1,333,334 shares of common stock at $2-3/8 per share. Additional warrants to purchase 1,600,000 shares of Cheniere common stock were issued on September 15, 1998 in consideration for the extension to that date. In connection with the extension to January 15, 1999, the Company offered two alternatives of consideration. Holders of $3,000,000 of the notes elected to reduce the exercise price of their warrants to $1.50. The holder of $1,000,000 of the notes elected to reduce the exercise price of its warrants to $2.00 per share, to extend the term of such warrants to five years from the latter of September 15, 1998 or the date of issue, to receive additional warrants to purchase 387,500 shares of common stock and to receive 50,000 shares of common stock. In January 1999, the maturity date was extended to March 15, 1999. In March 1999, the maturity date was extended to April 15, 1999. As consideration for the extension to April 15, 1999, the Company reduced the exercise price by $0.25 per share for all warrants issued in connection with the issuance or extensions of the notes. The common stock issued in connection with the December 1997 closing and the September 1998 extension was recorded as a debt issuance cost at the then-market price for the shares.

June 1998 - $180,000 Bridge Notes

     In June 1998, the Company issued $180,000 in short-term notes with detachable warrants to purchase 83,334 shares of common stock at an exercise price of $2.00 per share on or before June 4, 2002. Such notes bore interest at LIBOR plus 4% (9.7%) and matured on August 14, 1998. After extensions to dates on or about August 31, 1998, the notes were repaid in full.

July 1997 - $500,000 Notes Payable - Related Party

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

     At December 31, 1998, the Company had net operating loss ("NOL") carryforwards for tax reporting purposes of approximately $4,571,000. In accordance with SFAS No. 109, a valuation allowance equal to the tax benefit for deferred taxes has been established due to the uncertainty of realizing the benefit of such NOL carryforwards.

     Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:

                                     December 31,
                              --------------------------
Deferred Tax Assets               1998           1997
                              ------------    ----------

NOL Carryforwards             $ 1,554,000     $ 997,000
Less: Valuation Allowance      (1,554,000)     (997,000)
                              ------------    ----------
Net Deferred Tax Assets       $         -     $       -
                              ============    ==========

     Net operating loss carryforwards expire starting in 2006 extending through 2013. Per year availability of losses incurred prior to July 3, 1996 of approximately $747,000 is subject to change of ownership limitations under Internal Revenue Code Section 382.



NOTE 7-WARRANTS

     As of December 31, 1998 the Company has issued and outstanding 4,703,334 and 2/3 warrants. The Company has reserved an equal number of shares of common stock for issuance upon the exercise of its outstanding warrants. Warrants issued by the Company do not confer upon the holders thereof any voting or other rights of a stockholder of the Company. The issuances and terms of the warrants are described below.

December 1997 Bridge Financing Warrants

     In connection with Cheniere's $4,000,000 December 1997 Bridge Financing (Note 5), the Company issued warrants to purchase 1,333,334 shares of common stock at $2-3/8 per share. Additional warrants to purchase 1,600,000 shares of Cheniere common stock were issued on September 15, 1998 in consideration for the extension to that date. In connection with the extension to January 15, 1999, the Company offered two alternatives of consideration. Holders of warrants to purchase 2,200,000 shares of common stock elected to reduce the exercise price of their warrants to $1.50. The holder of warrants to purchase 733,334 shares of common stock elected to reduce the exercise price of its warrants to $2.00 per share, to extend the term of such warrants to five years from the latter of September 15, 1998 or the date of issue, to receive additional warrants to purchase 387,500 shares of common stock and to receive 50,000 shares of common stock. In January 1999, the maturity date was extended to March 15, 1999. In March 1999, the maturity date was extended to April 15, 1999. As consideration for the extension to April 15, 1999, the Company reduced the exercise price by $0.25 per share for all warrants issued in connection with the issuance or extensions of the notes. Pursuant to APB Opinion No. 14, the warrants have been valued at the differential between the stated interest rate (LIBOR plus 4%) and the Company's then-estimated market interest rate (20%), applied to the principal balance outstanding for the initial term of the notes and the term

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


of the extension for which shares were issued as consideration. These amounts ($420,494 in the aggregate) have been credited to additional paid-in capital and recorded as interest expense, which has been capitalized to oil and gas properties ($403,661 in the year ended December 31, 1998 and $16,833 in the four-month period ended December 31, 1997).

Unit Warrants

     In August, September, November, and December 1998, the Company sold 1,950,000 units, each such unit consisting of one share of common stock and one-half warrant to purchase one share of common stock. Each such warrant is exercisable within two years from the date of issue at an exercise price of $2.00 per share.

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

June Warrants

     In conjunction with the issuance of the $425,000 in notes payable, the Company issued and continues to have outstanding 141,666 and 2/3 warrants (collectively, the "June Warrants"), each of which entitles the registered holder thereof to purchase one share of common stock. The June Warrants are exercisable at any time on or before June 14, 1999, at an exercise price of $3.00 per share. The exercise price was determined at a 100% premium to the sales price of Cheniere stock by private placement during May 1996. The June Warrants were originally issued by Cheniere and were converted to warrants of Cheniere following the Reorganization. The June Warrants were issued to a group of eleven investors in connection with a private placement of unsecured promissory notes. Pursuant to APB Opinion No. 14, the warrants issued have been valued at the differential rate between the initial interest rate (8%) and the Company's then-estimated market rate (20%), applied to the outstanding principal balance. This value, $12,750, has been credited to additional paid-in capital and charged to interest expense for the period ended August 31, 1996.

     Effective September 14, 1996, the Company had not paid all amounts due and payable under the notes by the Maturity Date. Certain of the noteholders converted their notes into 105,000 shares of common stock. One of the noteholders purchased the promissory notes of the remaining noteholders. As per the terms of the notes, the holder was entitled to receive up to an aggregate of 21,500 additional warrants for each month, or partial month, any amounts remained due and payable after September 14, 1996, up to a maximum aggregate number of 86,000 such additional warrants. These notes were repaid on December 14, 1996, and upon repayment the Company issued 64,500 warrants in accordance with the loan agreement. The terms of the warrants are similar to the June Warrants. Pursuant to APB Opinion No. 14, these additional warrants have been valued at the differential rate between the rate charged (13%) and the Company's then-estimated market rate (25%), applied to the principal balance for each month outstanding after September 14, 1996. This value, $6,450, has been credited to additional paid-in capital and charged to interest expense for the period ended August 31, 1997.


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

                     CHENIERE ENERGY, INC AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8-STOCK OPTIONS

     In 1997 the Company established the Cheniere Energy, Inc. 1997 Stock Option Plan (the "Option Plan"). The Option Plan allows for the issuance of options to purchase up to 950,000 shares of Cheniere common stock, and the Company has reserved 950,000 shares of common stock for issuance upon the exercise of options which have been granted or which may be granted. The term of options granted under the Option Plan is generally five years. The vesting schedule varies, but vesting generally occurs over four years, 25% on each anniversary of the grant date. Grants made by the Company are summarized in the following table:

                                                                                    December 31,
                                                                            ---------------------------
                                                                                1998            1997
                                                                            -----------     -----------

    Outstanding at beginning of period                                       539,444.67      319,444.67
    Options granted at an exercise price of $3.00 per share                  135,000.00      220,000.00
    Options granted at an exercise price of $1.50 per share                   12,000.00             -
    Options canceled                                                                -               -
                                                                            -----------     -----------
    Outstanding at end of period                                             686,444.67      539,444.67
                                                                            ===========     ===========
    Exercisable at end of period                                             320,694.67      131,944.67
                                                                            ===========     ===========
    Weighted average exercise price of options outstanding                  $      1.68     $      2.96
                                                                            ===========     ===========
    Weighted average exercise price of options exercisable                  $      1.67     $      2.82
                                                                            ===========     ===========
    Weighted average fair value of options granted during the period        $      0.79          na
                                                                            ===========     ===========
    Weighted average remaining contractual life of options outstanding       3.4 years       4.0 years


       The following table summarizes information about fixed options outstanding at December 31, 1998.


                                                Weighted Average
           Exercise             Number             Remaining
            Prices            Outstanding       Contractual Life
           --------           -----------       ----------------
            $1.50             587,000.00              4.9
            $1.80              19,444.67              3.2
            $3.00              80,000.00              4.0


     The fair value of options is calculated using the Black-Scholes option pricing model. Assumptions used for the year ended December 31, 1998 were: no dividend yield, weighted average volatility of 88%, risk-free interest rate of 4.6% and a 2.5 year expected life of the options. The pro forma effect on the Company's net loss had it adopted the optional recognition provisions of SFAS No. 123 for 1998 would be to increase the reported net loss by $155,000 or $0.01 per share (both basic and diluted). The disclosure only provisions of SFAS
No. 123 for periods earlier than 1998 do not have a material effect on the Company's financial statements.

     On December 11, 1998, the Company adjusted the exercise price from $3.00 to $1.50 per share for the 575,000 options then issued and outstanding to management and employees.


NOTE 9-SUBSCRIPTIONS RECEIVABLE

     At December 31, 1998, the Company had received and accepted a subscription for the purchase of 666,667 shares of common stock at a price of $0.75 per share. Funding of the stock sale took place on January 6, 1999.

                     CHENIERE ENERGY, INC AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10-RELATED PARTY TRANSACTIONS

     The Company's $4,000,000 December 1997 Bridge Financing included two tranches: one domestic and one European. In conjunction with the European tranche, BSR Investments, Ltd., a major stockholder of the Company controlled by the mother of Charif Souki, Co-Chairman of Cheniere, purchased $2,000,000 of the notes and pledged a portion of its investment in Cheniere common stock to fund its participation. In conjunction with the financing, BSR received warrants to purchase 166,667 shares of the Company's common stock. On September 15, 1998, BSR received warrants to purchase an additional 400,000 shares of common stock as consideration for extending the maturity of the notes to that date. Also in September 1998, the exercise price of the warrants held by BSR was reduced from $2.375 to $1.50 per share as consideration to extend the maturity date of the notes to January 15, 1999. In December 1998, BSR agreed to exchange notes payable of $2,000,000 for 2,777,778 shares of Cheniere common stock ($0.72 per share).

     In conjunction with certain of the Company's private placements of equity, placement fees have been paid to Investors Administration Services, Limited ("IAS"), a company in which the brother of Charif Souki, Cheniere's Co-Chairman, is a principal. Placement fees paid to IAS totaled $138,000 for the year ended December 31, 1998 and $255,000 for the year ended August 31, 1997. Such payments were recorded as offering costs and reflected as a reduction of additional paid-in capital.

     During June 1998, the Company received and repaid short-term advances from Co-Chairman of the Board, William D. Forster, and members of his family or entities under their control, totaling $592,000. Interest was paid at LIBOR plus 4% and totaled $1,622. In addition, non-interest bearing, short-term advances totaling $105,000 were made to the Company by Co-Chairman Forster ($75,000) and BSR ($30,000) in October and November 1998. Such advances were repaid by the Company in October and November 1998.


NOTE 11-COMMITMENTS AND CONTINGENCIES

     The Company subleased its Houston, Texas headquarters from Zydeco under a month-to-month sublease until March 1998. In March 1998, the Company terminated its sublease from Zydeco for office space and entered into a lease for 2,678 square feet of office space from an unrelated third party at a monthly rental of $4,190. The term of the lease is six years. In February 1999, Cheniere amended its office lease agreement to cover a total of 12,102 square feet with a monthly rental of $19,612.


     Rent expense recorded in the financial statements is as follows:

                                                                Four-Month           Period Ended
                                               Year Ended      Period Ended            August 31,
                                               December 31,    December 31,     --------------------------
                                                   1998            1997            1997           1996
                                               ------------    ------------     ----------    ------------

Office Rental (including parking)                $ 52,558        $ 6,887         $ 22,403        $  3,884
Other Rental Property (terminated June 1997)            -              -           48,000          13,920
                                               ------------    ------------     ----------    ------------
                                                 $ 52,558        $ 6,887         $ 70,403        $ 17,804
                                               ============    ============     ==========    ============

                     CHENIERE ENERGY, INC AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 12-SUBSEQUENT EVENTS

     In January 1999, Cheniere sold for $658,000 a 15% working interest in each of three prospects and an option for the same company to participate in three additional prospects. Cheniere also sold for $275,000 a seismic option covering three more prospects within the Survey AMI. In February 1999, the Company commenced drilling a test well on the first prospect of its exploration program. On March 26, 1999, the Company abandoned its completion attempt on the first well and began drilling a test well on its second prospect.

     On February 2, 1999 and March 15, 1999, the Company issued 2,812,528 shares of common stock in exchange for certain notes payable with an aggregate face amount of $2,025,020.


NOTE 13-MANAGEMENT'S PLANS AND CONTINUED CAPITAL RAISING ACTIVITIES

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

     At December 31, 1998, the Company had $4,000,000 outstanding in senior term notes payable which matured on January 15, 1999. These notes were issued as part of a bridge financing in conjunction with an offering of units comprised of preferred stock and warrants to purchase common stock. The units offering was subsequently withdrawn. The Company has issued 2,812,528 shares of common stock in exchange for notes totaling $2,025,020. The remaining notes have been extended and mature on April 15, 1999. Cheniere intends to raise additional capital for the repayment of the notes through the sale of common stock.

     In the event that the Company should not be successful in future efforts to raise capital for its operations, management believes that trades or sales of partial interests to industry partners would be utilized to explore and develop the Company's oil and gas properties, but the ownership interest which would be retained by the Company would be reduced accordingly.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required to be presented under this item, concerning the Company's change in certifying accountants, is incorporated by reference to the Current Report on Form 8-K filed by the Company on May 22, 1998.



                                   PART III



     In accordance with paragraph (3) of General Instruction G to form 10-K,
Part III of this Report is omitted because the Company will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 1998 a definitive proxy statement pursuant to Regulation 14A involving the election of directors, which proxy statement is incorporated herein by reference (with the exception of certain portions noted therein that are not so incorporated by reference).

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements, Schedules and Exhibits


     (1)  Financial Statements
          Report of Independent Accounts...................  19
          Consolidated Balance Sheet.......................  20
          Consolidated Statement of Operations.............  21
          Consolidated Statement of Stockholders' Equity...  22
          Consolidated Statement of Cash Flows.............  24
          Notes to Consolidated Financial Statements.......  25

     (2)  Financial Statement Schedule

          All consolidated financial statement schedules have been omitted because they are not required, are not applicable, or the information has been included elsewhere.

     (3)  Exhibits

Exhibit No.    Description
-----------    -----------

     3.1 Amended and Restated Certificate of Incorporation of Cheniere Energy, Inc. ("Cheniere") (Incorporated by reference to
               Exhibit 3.1 of the Company's Registration Statement on Form S-1 filed on August 27, 1996 (File No. 333-10905))
     3.2       By-laws of Cheniere as amended through April 7, 1997
     4.1 Specimen Common Stock Certificate of Cheniere (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 filed on August 27, 1996 (File No. 333-10905))
     10.1 Exploration Agreement between FX Energy, Inc. (now known as Cheniere Energy Operating Co., Inc. ("Cheniere Operating")) and Zydeco Exploration, Inc. ("Zydeco") (Incorporated by reference to
               Exhibit 10.1 of the Company's Registration Statement under the Securities Act of 1933 on Form S-1 filed on August 27, 1996 (File No. 333-10905))
     10.2 First Amendment to the Exploration Agreement between FX Energy, Inc. (now known as Cheniere Operating) and Zydeco (Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1 filed on August 27, 1996 (File
               No. 333-10905))
     10.3 Second Amendment to the Exploration Agreement between FX Energy, Inc. (now known as Cheniere Operating) and Zydeco (Incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1 filed on August 27, 1996 (File
               No. 333-10905))
     10.4 Third Amendment to the Exploration Agreement between FX Energy, Inc. (now known as Cheniere Operating) and Zydeco (Incorporated by reference to Exhibit 10.4 of the Annual Report on Form 10-K filed on November 27, 1996 (File No. 2-63115))
     10.5 Form of Noteholders Agreement between Cheniere and the holders of promissory notes in the aggregate principal amount of $425,000 (Incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1 filed on August 27, 1996 (File No. 333-10905))
     10.6 Asset Transfer, Assignment and Assumption Agreement between Bexy Communications, Inc. and Mar Ventures, Inc. (Incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1 filed on August 27, 1996 (File No. 333-10905))
     10.7 Indemnification Agreement between Buddy Young, Cheniere, Cheniere Operating and the shareholders of Cheniere Operating named therein (Incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1 filed on August 27, 1996 (File No. 333-10905))

     10.8 Form of Warrant Agreement between Cheniere and each of C.M. Blair, W.M. Foster & Co., Inc. and Redliw Corp. (Incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1 filed on August 27, 1996 (File No. 333-10905))
     10.9 Fourth Amendment to the Exploration Agreement between FX Energy, Inc. (now known as Cheniere Operating) and Zydeco (Incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-1 filed on March 17, 1997 (File
               No. 333-23421))
     10.10 Form of Letter Agreement between Cheniere and certain purchasers of Common Stock pursuant to Regulation S (Incorporated by reference to Exhibit 10.13 of the Company's Registration Statement on Form S-1 filed on March 17, 1997 (File
               No. 333-23421))
     10.11 Form of Warrant Agreement between Cheniere and Reefs & Co., Ltd. (Incorporated by reference to Exhibit 10.16 of the Annual Report on Form 10-K filed on October 14, 1997 (File No. 0-9092))
     10.12 Form of Warrant Agreement governing warrants issued pursuant to Noteholders Agreement (Incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10-K filed on October 14, 1997 (File No. 0-9092))
     10.13 Fifth Amendment to the Exploration Agreement between FX Energy, Inc. (now known as Cheniere Operating) and Zydeco (Incorporated by reference to Exhibit 10.18 of the Annual Report on Form 10-K filed on October 14, 1997 (File No. 0-9092))
     10.14 Sixth Amendment to the Exploration Agreement between FX Energy, Inc. (now known as Cheniere Operating) and Zydeco (Incorporated by reference to Exhibit 10.19 of the Annual Report on Form 10-K filed on October 14, 1997 (File No. 0-9092))
     10.15     10.21   10.22   10.23   Seventh Amendment to the Exploration
               Agreement between FX Energy, Inc. (now known as Cheniere Operating) and Zydeco (Incorporated by reference to Exhibit 10.23 of the Annual Report on Form 10-K filed on October 14, 1997 (File No. 0-9092))
     10.16 Cheniere Energy, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.25 of the Quarterly on Form 10-Q filed on January 14, 1998 (File No. 0-9092))
     10.17 Eighth Amendment to the Exploration Agreement between FX Energy, Inc. (now known as Cheniere Operating) and Zydeco (Incorporated by reference to Exhibit 10.26 of the Transition Report in Form 10-K for the period from September 1, 1997 to December 31, 1997 (File No. 0-9092))
     10.18 Form of Securities Purchase Agreement dated December 15, 1997 (Incorporated by reference to Exhibit 10.27 of the Transition Report in Form 10-K for the period from September 1, 1997 to December 31, 1997 (File No. 0-9092))
     10.19 Form of First Amendment to Securities Purchase Agreement dated December 15, 1997 (Incorporated by reference to Exhibit 10.28 of the Transition Report in Form 10-K for the period from September 1, 1997 to December 31, 1997 (File No. 0-9092))
     10.20 Securities Purchase Agreement among Cheniere, Arabella S.A., Alba Limited and Scorpion Energy Partners dated December 15, 1997 (Incorporated by reference to Exhibit 10.29 of the Transition Report in Form 10-K for the period from September 1, 1997 to December 31, 1997 (File No. 0-9092))
     10.21 Letter Agreement between Cheniere and Zydeco dated December 31, 1997 (Incorporated by reference to Exhibit 10.30 of the Transition Report in Form 10-K for the period from September 1, 1997 to December 31, 1997 (File No. 0-9092))
     10.22 Services Agreement dated October 1, 1998 between Cheniere and Charif Souki
     10.23 Form of Second Amendment to Securities Purchase Agreement dated December 15, 1997
     10.24 Form of Third Amendment to Securities Purchase Agreement dated December 15, 1997
     10.25 Form of Fourth Amendment to Securities Purchase Agreement dated December 15, 1997
     10.26 Form of Fifth Amendment to Securities Purchase Agreement dated December 15, 1997
     10.27     Exchange Agreement between Cheniere and BSR Investments, Ltd.
     21.1 Subsidiaries of Cheniere Energy, Inc. (Incorporated by reference to Exhibit 21.1 of the Annual Report on Form 10-K filed on October 14, 1997 (File No. 0-9092))
     23.1      Consent of PricewaterhouseCoopers LLP
     27.1      Financial Data Schedule

     (b)  Reports On Form 8-K

             The Company filed a Current Report on Form 8-K on December 14, 1998, regarding its binding award from an independent panel of arbitrators.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CHENIERE ENERGY, INC.


                                       By: /s/ WALTER L. WILLIAMS
                                          -----------------------
                                        Walter L. Williams
                                        President and Chief Executive Officer
                                        Date:  March 26, 1999


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                     Title                                       Date
---------                     -----                                       ----

/s/ WILLIAM D. FORSTER        Co-Chairman of the Board                    March 26, 1999
----------------------
William D. Forster


/s/ CHARIF SOUKI              Co-Chairman of the Board                    March 26, 1999
----------------
Charif Souki


/s/ WALTER L. WILLIAMS        President and Chief Executive Officer,      March 26, 1999
----------------------        Director
Walter L. Williams


/s/ DON A. TURKLESON          Chief Financial Officer, Secretary and      March 26, 1999
--------------------          Treasurer
Don A. Turkleson


/s/ MICHAEL L. HARVEY         Director                                    March 26, 1999
---------------------
Michael L. Harvey


/s/ KENNETH R. PEAK           Director                                    March 26, 1999
-------------------
Kenneth R. Peak


/s/ CHARLES M. REIMER         Director                                    March 26, 1999
---------------------
Charles M. Reimer


/s/ EFREM ZIMBALIST, III.     Director                                    March 26, 1999
-------------------------
Efrem Zimbalist, III
