Form 10-Q
period 1999-03-31
CHENIERE ENERGY INC
filed 1999-05-17
CIK 3570

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] NO [_].

As of May 14, 1999, there were 22,670,752 shares of Cheniere Energy, Inc. Common Stock, $.003 par value, issued and outstanding.

================================================================================

                             CHENIERE ENERGY, INC.
                              INDEX TO FORM 10-Q

                                                                                             Page
Part I.  Financial Information

         Item 1. Consolidated Financial Statements

                 Consolidated Balance Sheet.................................................   3

                 Consolidated Statement of Operations.......................................   4

                 Consolidated Statement of Stockholders' Equity.............................   5

                 Consolidated Statement of Cash Flows.......................................   7

                 Notes to Consolidated Financial Statements.................................   8

         Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations......................................................  11

         Item 3. Quantitative and Qualitative Disclosures About Market Risk.................  13

Part II.  Other Information

         Item 2. Changes in Securities......................................................  13

         Item 5. Other Information..........................................................  13

         Item 6. Exhibits and Reports on Form 8-K...........................................  14

Signatures..................................................................................  15


                    CHENIERE ENERGY, INC. AND SUBSIDIARIES

                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEET

                                  (Unaudited)

                                                                                   March 31,          December 31,
                                                                                      1999                1998
                                                                                  ------------        ------------
                             ASSETS
                             ------
CURRENT ASSETS
   Cash                                                                           $     83,732        $    143,868
   Accounts Receivable                                                                 288,012              97,837
   Subscriptions Receivable                                                                  -             500,000
   Prepaid Expenses and Other Current Assets                                           151,670               8,833
                                                                                  ------------        ------------
     TOTAL CURRENT ASSETS                                                              523,414             750,538

OIL AND GAS PROPERTIES, full cost method
  Unevaluated                                                                       20,737,609          20,000,425

FIXED ASSETS, net                                                                       79,167              89,511
                                                                                  ------------        ------------
     TOTAL ASSETS                                                                 $ 21,340,190        $ 20,840,474
                                                                                  ============        ============

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------
CURRENT LIABILITIES
   Accounts Payable and Accrued Liabilities                                       $    916,263        $    523,144
   Notes Payable                                                                     1,974,980           1,974,980
                                                                                  ------------        ------------
     Total Current Liabilities                                                       2,891,243           2,498,124
                                                                                  ------------        ------------
LONG-TERM NOTES PAYABLE
   Related Party                                                                             -           2,000,000
   Other                                                                                     -              25,020
                                                                                  ------------        ------------
                                                                                             -           2,025,020
                                                                                  ------------        ------------
PRODUCTION PAYMENT                                                                     400,000                   -
                                                                                  ------------        ------------

STOCKHOLDERS' EQUITY
   Common Stock, $.003 par value
      Authorized: 45,000,000 shares
      Issued and Outstanding: 21,786,277 and 18,973,749 shares
       at March 31, 1999 and December 31, 1998, respectively                            65,359              56,922
   Preferred Stock, $.0001 par value
      Authorized: 5,000,000 shares
      Issued and Outstanding: none                                                           -                   -
   Additional Paid-in-Capital                                                       22,137,213          20,084,928
   Deficit Accumulated During the Development Stage                                 (4,153,625)         (3,824,520)
                                                                                  ------------        ------------
     TOTAL STOCKHOLDERS' EQUITY                                                     18,048,947          16,317,330
                                                                                  ------------        ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 21,340,190        $ 20,840,474
                                                                                  ============        ============

   The accompanying notes are an integral part of the financial statements.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES

                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENT OF OPERATIONS

                                  (Unaudited)


                                                                              For the Three Months
                                                                                Ended March 31,              Cumulative
                                                                         -------------------------------    from the Date
                                                                             1999             1998          of Inception
                                                                           -----------      -----------     -------------

Revenue                                                                    $      -         $     -           $     -
                                                                           -----------      -----------       -----------

General and Administrative Expenses                                            334,043          195,394         4,256,819
                                                                           -----------      -----------       -----------

Loss from Operations Before Other Income
  and Income Taxes                                                            (334,043)        (195,394)       (4,256,819)

Interest Income                                                                  4,938            5,894           142,195
Interest Expense                                                                     -                -           (39,001)
                                                                           -----------      -----------       -----------

Loss From Operations Before Income Taxes                                      (329,105)        (189,500)       (4,153,625)

Provision for Income Taxes                                                           -                -                 -
                                                                           -----------      -----------       -----------

Net Loss                                                                   $  (329,105)     $  (189,500)      $(4,153,625)
                                                                           ===========      ===========       ===========

Net Loss Per Share (basic and diluted)                                     $     (0.02)     $     (0.01)      $     (0.30)
                                                                           ===========      ===========       ===========

Weighted Average Number of Shares
  Outstanding                                                               19,508,942       14,457,866        13,785,646
                                                                           ===========      ===========       ===========


   The accompanying notes are an integral part of the financial statements.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES

                         (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                  (Unaudited)

                                                             Common Stock          Additional                    Total
                                                       -----------------------       Paid-In     Retained      Stockholders'
                                           Per Share      Shares      Amount        Capital       Deficit        Equity
                                          -----------  ------------ ----------    -----------  ------------    -----------
Sale of Shares on April 9, 1996              $0.012     6,242,422   $ 18,727     $    56,276    $     -        $    75,003
Sale of Shares on May 5, 1996                  1.50     2,000,000      6,000       2,994,000          -          3,000,000
Issuance of Shares to an Employee
   on July 1, 1996                             1.00        30,000         90          29,910          -             30,000
Issuance of Shares in Reorganization to
   Former Bexy Shareholders                       -       600,945      1,803          (1,803)         -                  -
Sale of Shares on July 30, 1996                2.00        50,000        150          99,850          -            100,000
Sale of Shares on August 1, 1996               2.00       508,400      1,525       1,015,275          -          1,016,800
Sale of Shares on August 30, 1996              2.00       500,000      1,500         998,500          -          1,000,000
Expenses Related to Offerings                     -             -          -        (686,251)         -           (686,251)
Issuance of Warrants                              -             -          -          12,750          -             12,750
Net Loss                                          -             -          -               -       (121,847)      (121,847)
                                                      -----------    -------     -----------     ----------    -----------
Balance - August 31, 1996                               9,931,767     29,795       4,518,507       (121,847)     4,426,455

Sale of Shares on September 12, 1996           2.00        50,000        150          99,850          -            100,000
Sale of Shares on September 16, 1996           2.00        80,250        241         160,259          -            160,500
Conversion of Debt                             2.00       105,000        315         209,685          -            210,000
Sale of Shares on October 30, 1996             2.25       457,777      1,373       1,028,627          -          1,030,000
Issuance of Warrants                              -             -          -           6,450          -              6,450
Sale of Shares on December 6, 1996             2.25       475,499      1,426       1,068,448          -          1,069,874
Sale of Shares on December 9, 1996             2.50       400,000      1,200         998,800          -          1,000,000
Sale of Shares on December 11, 1996            2.25        22,222         67          49,933          -             50,000
Sale of Shares on December 19, 1996            2.50       200,000        600         499,400          -            500,000
Sale of Shares on December 20, 1996            2.50       220,000        660         549,340          -            550,000
Sale of Shares on February 28, 1997            4.25       352,947      1,059       1,498,967          -          1,500,026
Sale of Shares on March 4, 1997                4.25       352,947      1,059       1,498,966          -          1,500,025
Sale of Shares on May 22, 1997                 3.00       535,000      1,605       1,603,395          -          1,605,000
Issuance of Shares to Adjust Prices of
   Shares Sold on February 28 and March 4*        -       294,124        883            (883)         -                  -
Sale of Shares on June 26, 1997                3.00        33,333        100          99,900          -            100,000
Sale of Shares on July 24, 1997                3.00       250,000        750         749,250          -            750,000
Issuance of Shares in Connection with
   Financial Advisory Services                3.125       200,000        600         624,400          -            625,000
Sale of Shares on July 30, 1997                3.00       100,000        300         299,700          -            300,000
Sale of Shares on August 19, 1997              3.00       100,000        300         299,700          -            300,000
Expenses Related to Offerings                     -             -          -      (1,153,441)         -         (1,153,441)
Net Loss                                          -             -          -               -     (1,676,468)    (1,676,468)
                                                      -----------    -------     -----------     ----------    -----------
Balance - August 31, 1997                              14,160,866     42,483      14,709,253     (1,798,315)    12,953,421


  * Additional shares were issued to the purchasers of shares sold on February 28, 1997 and March 4, 1997 pursuant to the terms of those sales.

    All of the sales of shares indicated above were made pursuant to private placement transactions.

                             The accompanying notes are an integral part of the financial statements.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY, CONTINUED
                                  (Unaudited)

                                                           Common Stock         Additional                    Total
                                                     ----------------------      Paid-In     Retained      Stockholders'
                                         Per Share      Shares      Amount       Capital       Deficit        Equity
                                        -----------  ------------ ---------   -----------  ------------    -----------
Balance - August 31, 1997                           14,160,866     42,483    14,709,253    (1,798,315)     12,953,421
Sale of Shares on September 15, 1997        3.00        67,000        201       200,799             -         201,000
Sale of Shares on September 16, 1997        3.00       130,000        390       389,610             -         390,000
Expenses Related to Offerings                  -                                (74,532)                      (74,532)
Issuance of Warrants and Shares with
   Bridge Notes on December 15, 1997       2.375       100,000        300       338,200                       338,500
Net Loss                                       -             -          -             -      (388,361)       (388,361)
                                                   -----------     ------    ----------    ----------      ----------
Balance - December 31, 1997                         14,457,866     43,374    15,563,330    (2,186,676)     13,420,028

Sale of Shares on April 8, 1998             2.00       530,000      1,590     1,058,410             -       1,060,000
Issuance of Shares in Settlement of
   Charges for Previous Legal Services      1.40        70,000        210        97,790             -          98,000
Sale of Shares on May 29, 1998              2.00        22,000         66        43,934             -          44,000
Sale of Shares on June 4, 1998              1.40       890,644      2,672     1,244,230             -       1,246,902
Expenses Related to Offerings                  -             -          -      (168,000)            -        (168,000)
Issuance of Shares to Adjust Prices of
  Shares Sold on April 8 and May 29**         -       236,572        710          (710)            -               -
Issuance of Warrants with
   Bridge Notes on June 4, 1998                -             -          -         3,661             -           3,661
Issuance of Shares on August 26, 1998
   Pursuant to Exercise of Warrants         1.00       100,000        300        99,700             -         100,000
Sale of Shares on August 31, 1998           0.67       750,000      2,250       499,000             -         501,250
Issuance of Warrants and Shares to
   Extend Bridge Notes on March 15 and
   September 15, 1998                       0.67        50,000        150       349,183             -         349,333
Sale of Shares on November 15, 1998         0.67     1,200,000      3,600       796,400             -         800,000
Sale of Shares on December 30, 1998         0.75       666,667      2,000       498,000             -         500,000
Net Loss                                       -             -          -             -    (1,637,844)     (1,637,844)
                                                   -----------     ------    ----------    ----------      ----------
Balance - December 31, 1998                         18,973,749     56,922    20,084,928    (3,824,520)     16,317,330

Issuance of Shares in Exchange for Notes
  on February 2 and March 15, 1999          0.72     2,812,528      8,437     2,016,583             -       2,025,020
Repricing of Warrants to Extend Bridge
  Notes on January 15, 1999                    -                                 35,702                        35,702
Net Loss                                       -             -          -             -      (329,105)       (329,105)
                                                   -----------     ------    ----------    ----------      ----------
Balance - March 31, 1999                            21,786,277     65,359    22,137,213    (4,153,625)     18,048,947
                                                   ===========     ======    ==========    ==========      ==========

  ** Additional shares were issued to the purchasers of shares sold on April 8, 1998 and May 29, 1998 at $2.00 per share in order to adjust the purchase price to the $1.40 per share price offered and received on June 4, 1998.

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

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                                               Three Months Ended
                                                                                   March 31,                 Cumulative
                                                                        ---------------------------------   from the Date
                                                                             1999              1998          of Inception
                                                                        ----------------  ---------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                 $ (329,105)      $ (189,500)    $ (4,153,625)
    Adjustments to Reconcile Net Loss to
       Net Cash Used by Operating Activities:
    Depreciation and Amortization                                                10,344            7,772           64,322
    Compensation Paid in Common Stock                                                 -                -          654,400
    (Increase) Decrease in Accounts Receivable                                 (190,175)           6,891         (288,012)
    (Increase) Decrease in Subscriptions Receivable                             500,000                -                -
    Increase in Prepaid Expenses and Other Current Assets                      (142,837)         (73,372)        (151,670)
    Increase (Decrease) in Accounts Payable and Accrued Liabilities             393,119          (85,014)       1,014,263
    Non-Cash Interest Expense (Issuance of Warrants)                                  -                -           19,200
                                                                             ----------       ----------     ------------

NET CASH USED IN OPERATING ACTIVITIES                                        $  241,346         (333,223)      (2,841,122)
                                                                             ----------       ----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of Fixed Assets                                                         -          (70,279)        (143,488)
    Proceeds from Sales of Oil and Gas Seismic Data                                   -                -           46,000
    Oil and Gas Property Additions                                             (701,482)        (427,903)     (20,056,412)
                                                                             ----------       ----------     ------------

NET CASH USED IN INVESTING ACTIVITIES                                          (701,482)        (498,182)     (20,153,900)
                                                                             ----------       ----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Issuance of Notes with Detachable Warrants                          -                -        4,605,000
    Proceeds from Issuance of Notes Payable or Advances                               -                -        1,197,000
    Repayment of Notes Payable or Advances                                            -                -       (1,592,000)
    Sale of Production Payment                                                  400,000                           400,000
    Issuance of Common Stock                                                          -          720,000       20,550,980
    Offering Costs                                                                    -                -       (2,082,224)
                                                                             ----------       ----------     ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                       400,000          720,000       23,078,756
                                                                             ----------       ----------     ------------

NET INCREASE (DECREASE) IN CASH                                                 (60,136)        (111,405)          83,732

CASH - BEGINNING OF PERIOD                                                      143,868          787,523                -
                                                                             ----------       ----------     ------------

CASH - END OF PERIOD                                                         $   83,732       $  676,118     $     83,732
                                                                             ==========       ==========     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash Paid for Interest                                                   $        -       $        -     $     22,353
                                                                             ==========       ==========     ============
    Cash Paid for Income Taxes                                               $        -       $        -     $          -
                                                                             ==========       ==========     ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

     The Company issued 105,000 shares of common stock upon the conversion of $210,000 of notes payable in September 1996.
     In conjunction with its December 1997 Bridge Financing, the Company issued at closing 100,000 shares of common stock (valued at $237,500), and upon extension of the maturity date 50,000 shares (valued at $33,500), which were recorded as debt issuance costs. In the same financing, the Company issued 1,333,334 warrants (valued at $101,000) and 1,987,500 warrants (valued at $315,833) related to extensions of the maturity dates. In conjunction with a short-term bridge financing in June 1998, the Company issued 83,334 warrants (valued at $3,661). In conjunction with a 1999 extension of the maturity dates of the December 1997 notes, the exercise price was reduced by $0.25 per share for warrants related to the extended notes. This repricing of warrants was valued at $35,702. The amortization of such warrant costs was included in interest expense which was capitalized as a cost of oil and gas properties.
     In 1998, the Company issued 70,000 shares of common stock (valued at $98,000) in settlement of invoices for previously rendered legal services.
     In 1999, the Company issued 2,812,528 shares of common stock in exchange for the cancellation of long-term notes payable totaling $2,025,000.

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

     For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Interim results are not necessarily indicative of results to be expected for the full fiscal year ended December 31, 1999.

     The Company is currently a development stage enterprise and reports as such under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company's future business will be in the field of oil and gas exploration and exploitation.

     The Company intends to adopt SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," issued in June 1998 effective with its fiscal year beginning January 1, 2000 as required by the Statement. Due to the Company's current and anticipated limited use of derivative instruments, management anticipates that adoption of SFAS 133 will not have any significant impact on the Company's financial position or results of operations.

NOTE 2 - NOTES PAYABLE

     In December 1997, Cheniere completed the private placement of a $4,000,000 bridge financing (the "December 1997 Bridge Financing"). The notes payable issued by Cheniere had an initial maturity date of March 15, 1998, which was extended to September 15, 1998 and further extended to January 15, 1999. In December 1998, Cheniere received commitments from certain noteholders to exchange notes payable for an aggregate of 2,812,528 shares of Cheniere common stock at a price of $0.72 per share. Accordingly, the $2,025,020 face amount of the exchanged notes was classified as a long-term obligation as of December 31, 1998. For those notes which were not exchanged for common stock, the maturity date has been extended to July 15, 1999. The notes bear interest at a rate of LIBOR plus 4%. The securities purchase agreements which govern such bridge financing specify that, during the term of the notes, capital raised by the Company in excess of $5,000,000 must be directed to repayment of the notes.

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

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Holders of $3,000,000 of the notes elected to reduce the exercise price of their warrants to $1.50 per share. The holder of $1,000,000 of the notes elected to reduce the exercise price of its warrants to $2.00 per share, to extend the term of such warrants to five years from the latter of September 15, 1998 or the date of issue, to receive additional warrants to purchase 387,500 shares of common stock and to receive 50,000 shares of common stock. In January 1999, the maturity date was extended to March 15, 1999. In March 1999, the maturity date was extended to April 15, 1999. As consideration for the extension to April 15, 1999, the Company reduced the exercise price by $0.25 per share for all warrants issued in connection with the issuance or extensions of the notes. In April 1999, the maturity date was extended to July 15, 1999.

NOTE 3 - PRODUCTION PAYMENT

     In March 1999, the Company sold a production payment and stock option for $400,000. Under the terms of the production payment and stock option agreement, the production payment could be exchanged for common stock at the election of the holder. In April 1999, the production payment was exchanged for 584,475 shares of common stock.

NOTE 4 - STOCK OPTIONS

     On March 18, 1999, the Company granted options to certain employees under the Cheniere Energy, Inc. 1997 Stock Option Plan. Options covering a total of 218,500 shares of common stock were granted to employees, exercisable at $1.50 per share, which is above the quoted market price of the stock at the time of the grant. The options vest 25% at each of the first four anniversaries of the date of grant and expire on the fifth anniversary date of the grants.

     Also on March 18, 1999, the Company's Board of Directors elected a new outside director. This director was granted options to purchase 35,000 shares of the Company's common stock at an exercise price of $3.00 per share, which is above the quoted market price at the time of the grant. These options vest on 22,500 shares on March 18, 2000, and on 12,500 shares on March 18, 2001, and will expire on March 17, 2004.

NOTE 5 - RELATED PARTY TRANSACTIONS

     In conjunction with certain of the Company's private placements of equity, placement fees have been paid to Investors Administration Services, Limited ("IAS"), a company in which the brother of the Company's Co-Chairman, Charif Souki, is a principal. Placement fees totaling $30,000 were paid to IAS related to the April 1999 private placement of units described in Note 6.

NOTE 6 - SUBSEQUENT EVENTS

     In April 1999, the Company completed the private placement of 300,000 units, each unit representing one share of Cheniere common stock and a warrant to purchase one share of common stock at a share price equal to the lesser of $1.00 or an amount calculated as 65% times the lowest trading price of Cheniere common stock during the 30-day period ending June 12, 1999.

     Also in April 1999, the Company issued 584,475 shares of common stock in exchange for the cancellation of a production payment which it had sold in March 1999. The terms of the production payment and stock option agreement provided for the per share price of the exchange

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

to be an amount equal to 75% times the average closing bid price for the five-day period preceding notice of the exchange. The balance of the production payment at the time of the exchange was $400,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     General - Cheniere Energy, Inc. is currently a development stage company, which has not yet begun generating revenues, and reports as such under the provisions of SFAS No. 7. The Company's unaudited consolidated financial statements and notes thereto relate to the three-month periods ended March 31, 1999 and 1998. These statements, the notes thereto and the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 contain detailed information that should be referred to in conjunction with the following discussion.

Results of Operations

     Comparison of Three-Month Periods Ended March 31, 1999 and 1998 - The Company's operating results for the three months ended March 31, 1999 reflect a loss of $329,105, or $0.02 per share, compared to a loss of $189,500 or $0.01 per share a year earlier. The Company has not yet begun to generate operating revenues. General and administrative expenses of $334,043 in the three months ended March 31, 1999 were higher than the $195,394 reported for the comparable period a year earlier. The 1999 quarter included an increased level of activity related to the commencement of the Company's drilling operations. This activity included additional personnel and office costs as well as legal expenses related to oil and gas contract matters. Expenses in the first quarter of 1999 also included legal and professional fees related to year-end financial reporting for the fiscal year ended December 31, 1998. The comparable three months of 1998 did not include such expenses. At that time, the Company's fiscal year ended on August 31 rather than December 31.

Liquidity and Capital Resources

     Since Cheniere's inception in February 1996, the business plan of the Company has included a lengthy start-up period before revenues would begin.
Some of the prerequisite activities to be accomplished before the commencement of operating revenues were: the acquisition of 3-D seismic data, the processing of that seismic data, the interpretation of that seismic data to identify prospects, the leasing of those prospects, and the drilling of those prospects to prove up oil and gas reserves for production and sale to generate operating revenues. Cheniere has completed the acquisition of proprietary data over a 230-square-mile 3-D seismic survey in Cameron Parish, Louisiana, and the adjacent offshore area. It has processed and is interpreting the seismic data. It has identified 15 prospects to date and has acquired leases over the majority of those prospects. Cheniere has just begun the drilling phase of its exploration project.

     Drilling operations commenced in February 1999. A completion attempt was made on the Company's initial well (at the Cobra Prospect) but the well was not productive in commercial quantities. Cheniere then commenced drilling a test well on its second prospect, Redfish, where completion operations and testing are presently underway. The Company has drilled a well on its third prospect, Shark, and determined that the indicated reserves found present were not adequate to justify a completion in an offshore environment. Cheniere is presently making plans for the drilling of its fourth and fifth prospects.

     To fund its activities to date, Cheniere has raised $22,125,000 through private placements of its equity securities and $1,974,980 (net) through the issuance of bridge notes payable. The

Company has raised these funds through a series of private placements of moderate amounts of its securities. The Company has consistently issued its common stock in amounts necessary to meet financial needs when required. It has not been the strategy of the Company to raise a significant amount of capital in excess of its current needs, but rather, to sell stock as funds are required.

     The Company anticipates that future liquidity requirements, including repayment of $1,974,980 in short-term notes payable maturing on July 15, 1999, exploration and development activities within the 3-D Exploration Program, other oil and gas activities and general corporate requirements will be met by a combination of: cash balances, the sale of equity, further borrowings, and/or the sale of portions of its interest in the 3-D Exploration Program or in the prospects generated thereunder. At this time, no assurance can be given that such further sales of equity, future borrowings, or sales of portions of its interest in the 3-D Exploration Program or in the prospects generated thereunder will be accomplished.

     Subsequent to December 31, 1998, however, Cheniere has raised funds from the following sources: $658,000 through the sale of interests in three wells, $275,000 through the sale of a seismic option on three additional prospects, $2,025,020 through the issuance of common stock in exchange for the cancellation of notes payable, $400,000 through the sale of a production payment and $300,000 through the issuance of units comprised of common stock and warrants.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     None.


PART II.  Other Information

Item 2.  Changes in Securities and Use of Proceeds

The information contained in Notes 2, 3 and 4 to the Consolidated Financial Statements is incorporated herein by reference.

Item 5.  Other Information

Forward-Looking Statements

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

        -- The Company's ability to discover hydrocarbons in sufficient quantities to be economically viable, and its ability to overcome the operating hazards that are inherent in the oil and gas industry.

        -- Changes in laws and regulations, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations) and environmental laws in domestic or foreign jurisdictions.

        -- The uncertainties of litigation as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

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

        3.2 By-laws of Cheniere as amended through April 7, 1997 (Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K filed on March 29, 1999 (File No. 0-9092))

       27.1     Financial Data Schedule


(b)  None.

SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CHENIERE ENERGY, INC.


                                     /s/ Don A. Turkleson
                                     -----------------------------------------
                                     Don A. Turkleson
                                     Chief Financial Officer (on behalf of the
                                     registrant and as principal accounting
                                     officer)

                                     Date: May 14, 1999