Form 10-Q
period 1999-06-30
CHENIERE ENERGY INC
filed 1999-08-16
CIK 3570

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                      OR

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

As of August 13, 1998, there were 27,574,217 shares of Cheniere Energy, Inc. Common Stock, $.003 par value, issued and outstanding.

================================================================================

                             CHENIERE ENERGY, INC.
                              INDEX TO FORM 10-Q


                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements

          Consolidated Balance Sheet.........................................  3

          Consolidated Statement of Operations...............................  4

          Consolidated Statement of Stockholders' Equity.....................  5

          Consolidated Statement of Cash Flows...............................  7

          Notes to Consolidated Financial Statements.........................  8

     Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................. 11

     Item 3. Quantitative and Qualitative Disclosures About Market Risk...... 14

PART II.  OTHER INFORMATION

     Item 2. Changes in Securities and Use of Proceeds....................... 14

     Item 6. Exhibits and Reports on Form 8-K................................ 14

SIGNATURES................................................................... 15

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                                         June 30,           December 31,
                                                                           1999                 1998
                                                                       ------------         ------------
                             ASSETS
CURRENT ASSETS
   Cash                                                                $  1,393,269         $    143,868
   Accounts Receivable                                                      653,705               95,837
   Subscriptions Receivable                                                       -              500,000
   Prepaid Expenses and Other Current Assets                                540,968                8,833
                                                                       ------------         ------------
     Total current assets                                                 2,587,942              748,538

OIL AND GAS PROPERTIES, full cost method
  Unevaluated                                                            24,777,673           20,000,425

FIXED ASSETS, net                                                            90,285               89,511
                                                                       ------------         ------------
     Total Assets                                                      $ 27,455,900         $ 20,838,474
                                                                       ============         ============
          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable and Accrued Liabilities                             $ 2,625,307            $ 523,144
   Notes Payable                                                          1,974,980            1,974,980
                                                                       ------------         ------------
     Total current liabilities                                            4,600,287            2,498,124
                                                                       ------------         ------------
LONG-TERM NOTES PAYABLE
   Related Party                                                                  -            2,000,000
   Other                                                                          -               25,020
                                                                       ------------         ------------
     Total long-term liabilities                                                  -            2,025,020
                                                                       ------------         ------------
STOCKHOLDERS' EQUITY
   Common Stock, $.003 par value
      Authorized: 60,000,000 and 40,000,000 shares, respectively
      Issued and Outstanding: 27,307,977 shares at June 30, 1999;
      18,973,749 at December 31, 1998                                        81,924               56,922
   Preferred Stock, $.0001 par value
      Authorized: 5,000,000 shares
      Issued and Outstanding: none                                                -                    -
   Additional Paid-in-Capital                                            27,282,199           20,084,928
   Deficit Accumulated During the Development Stage                      (4,508,510)          (3,824,520)
                                                                       ------------         ------------
     Total Stockholders' Equity                                          22,855,613           16,317,330
                                                                       ------------         ------------
     Total Liabilities and Stockholders' Equity                        $ 27,455,900         $ 20,840,474
                                                                       ============         ============

   The accompanying notes are an integral part of the financial statements.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                     For the Three Months              For the Six Months
                                                         Ended June 30,                  Ended June 30,             Cumulative
                                                   --------------------------       --------------------------     from the Date
                                                      1999            1998             1999           1998          of Inception
                                                   ----------      ----------       ----------      ----------      ------------
Revenue                                            $        -      $        -       $        -      $        -      $          -
                                                   ----------      ----------       ----------      ----------      ------------
General and Administrative Expenses                   360,182         436,435          694,182         631,829         4,616,958
                                                   ----------      ----------       ----------      ----------      ------------
Loss from Operations Before Other Income
  and Income Taxes                                   (360,182)       (436,435)        (694,182)       (631,829)       (4,616,958)

Interest Income                                         5,298           6,619           10,192          12,513           147,449
Interest Expense                                            -               -                -               -           (39,001)
                                                   ----------      ----------       ----------      ----------      ------------
Loss From Operations Before Income Taxes             (354,884)       (429,816)        (683,990)       (619,316)       (4,508,510)

Provision for Income Taxes                                  -               -                -               -                 -
                                                   ----------      ----------       ----------      ----------      ------------
Net Loss                                           $ (354,884)     $ (429,816)      $ (683,990)     $ (619,316)     $ (4,508,510)
                                                   ==========      ==========       ==========      ==========      ============
Net Loss Per Share (basic and diluted)             $    (0.02)     $    (0.03)      $    (0.03)     $    (0.04)     $      (0.31)
                                                   ==========      ==========       ==========      ==========      ============
Weighted Average Number of Shares
  Outstanding                                      23,464,488      15,865,084       21,503,556      14,891,462        14,533,332
                                                   ==========      ==========       ==========      ==========      ============

   The accompanying notes are an integral part of the financial statements.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                              Common Stock              Additional                     Total
                                                         ----------------------          Paid-In       Retained     Stockholders'
                                              Per Share    Shares       Amount           Capital        Deficit         Equity
                                              ---------  ----------     -------        -----------    -----------     -----------
Sale of Shares on April 9, 1996                $0.012     6,242,422    $ 18,727        $    56,276    $         -     $    75,003
Sale of Shares on May 5, 1996                    1.50     2,000,000       6,000          2,994,000              -       3,000,000
Issuance of Shares to an Employee
   on July 1, 1996                               1.00        30,000          90             29,910              -          30,000
Issuance of Shares in Reorganization to
   Former Bexy Shareholders                         -       600,945       1,803             (1,803)             -               -
Sale of Shares on July 30, 1996                  2.00        50,000         150             99,850              -         100,000
Sale of Shares on August 1, 1996                 2.00       508,400       1,525          1,015,275              -       1,016,800
Sale of Shares on August 30, 1996                2.00       500,000       1,500            998,500              -       1,000,000
Expenses Related to Offerings                       -             -           -           (686,251)             -        (686,251)
Issuance of Warrants                                -             -           -             12,750              -          12,750
Net Loss                                            -             -           -                  -       (121,847)       (121,847)
                                                         ----------     -------        -----------    -----------     -----------
Balance - August 31, 1996                                 9,931,767      29,795          4,518,507       (121,847)      4,426,455

Sale of Shares on September 12, 1996             2.00        50,000         150             99,850              -         100,000
Sale of Shares on September 16, 1996             2.00        80,250         241            160,259              -         160,500
Conversion of Debt                               2.00       105,000         315            209,685              -         210,000
Sale of Shares on October 30, 1996               2.25       457,777       1,373          1,028,627              -       1,030,000
Issuance of Warrants                                -             -           -              6,450              -           6,450
Sale of Shares on December 6, 1996               2.25       475,499       1,426          1,068,448              -       1,069,874
Sale of Shares on December 9, 1996               2.50       400,000       1,200            998,800              -       1,000,000
Sale of Shares on December 11, 1996              2.25        22,222          67             49,933              -          50,000
Sale of Shares on December 19, 1996              2.50       200,000         600            499,400              -         500,000
Sale of Shares on December 20, 1996              2.50       220,000         660            549,340              -         550,000
Sale of Shares on February 28, 1997              4.25       352,947       1,059          1,498,967              -       1,500,026
Sale of Shares on March 4, 1997                  4.25       352,947       1,059          1,498,966              -       1,500,025
Sale of Shares on May 22, 1997                   3.00       535,000       1,605          1,603,395              -       1,605,000
Issuance of Shares to Adjust Prices of
   Shares Sold on February 28 and March 4           -       294,124         883               (883)             -               -
Sale of Shares on June 26, 1997                  3.00        33,333         100             99,900              -         100,000
Sale of Shares on July 24, 1997                  3.00       250,000         750            749,250              -         750,000
Issuance of Shares in Connection with
   Financial Advisory Services                  3.125       200,000         600            624,400              -         625,000
Sale of Shares on July 30, 1997                  3.00       100,000         300            299,700              -         300,000
Sale of Shares on August 19, 1997                3.00       100,000         300            299,700              -         300,000
Expenses Related to Offerings                       -             -           -         (1,153,441)             -      (1,153,441)
Net Loss                                            -             -           -                  -     (1,676,468)     (1,676,468)
                                                         ----------     -------        -----------    -----------     -----------
Balance - August 31, 1997                                14,160,866      42,483         14,709,253     (1,798,315)     12,953,421

   The accompanying notes are an integral part of the financial statements.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                              Common Stock              Additional                     Total
                                                         ----------------------          Paid-In       Retained     Stockholders'
                                              Per Share    Shares       Amount           Capital        Deficit         Equity
                                              ---------  ----------     -------        -----------    -----------     -----------
Sale of Shares on September 15, 1997             3.00        67,000         201            200,799              -         201,000
Sale of Shares on September 16, 1997             3.00       130,000         390            389,610              -         390,000
Expenses Related to Offerings                       -                                      (74,532)                       (74,532)
Issuance of Warrants and Shares with
   Bridge Notes on December 15, 1997            2.375       100,000         300            338,200                        338,500
Net Loss                                            -             -           -                  -       (388,361)       (388,361)
                                                         ----------     -------        -----------    -----------     -----------
Balance - December 31, 1997                              14,457,866      43,374         15,563,330     (2,186,676)     13,420,028

Sale of Shares on April 8, 1998                  2.00       530,000       1,590          1,058,410              -       1,060,000
Issuance of Shares in Settlement of
   Charges for Previous Legal Services           1.40        70,000         210             97,790              -          98,000
Sale of Shares on May 29, 1998                   2.00        22,000          66             43,934              -          44,000
Sale of Shares on June 4, 1998                   1.40       890,644       2,672          1,244,230              -       1,246,902
Expenses Related to Offerings                       -             -           -           (168,000)             -        (168,000)
Issuance of Shares to Adjust Prices of
   Shares Sold on April 8 and May 29**              -       236,572         710               (710)             -               -
Issuance of Warrants with
   Bridge Notes on June 4, 1998                     -             -           -              3,661              -           3,661
Issuance of Shares on August 26, 1998
   Pursuant to Exercise of Warrants              1.00       100,000         300             99,700              -         100,000
Sale of Shares on August 31, 1998                0.67       750,000       2,250            499,000              -         501,250
Issuance of Warrants and Shares to
   Extend Bridge Notes on March 15 and
   September 15, 1998                            0.67        50,000         150            349,183              -         349,333
Sale of Shares on November 15, 1998              0.67     1,200,000       3,600            796,400              -         800,000
Sale of Shares on December 30, 1998              0.75       666,667       2,000            498,000              -         500,000
Net Loss                                            -             -           -                  -     (1,637,844)     (1,637,844)
                                                         ----------     -------        -----------    -----------     -----------
Balance - December 31, 1998                              18,973,749      56,922         20,084,928     (3,824,520)     16,317,330

Issuance of Shares in Exchange for Notes
  on February 2 and March 15, 1999               0.72     2,812,528       8,437          2,016,583              -       2,025,020
Repricing of Warrants to Extend Bridge
  Notes on March 15, 1999                           -                                       35,702                         35,702
Issuance of shares in Exchange for Production
  Payment on April 8, 1999                       0.68       584,475       1,753            398,247              -         400,000
Sale of Shares on April 12, 1999                 1.00       300,000         900            299,100              -         300,000
Sale of Shares on May 12, 1999                   1.50       600,000       1,800            898,200              -         900,000
Sale of Shares on May 25, 1999                   1.31        41,225         124             53,726              -          53,850
Sale of Shares on June 2, 1999                   0.83     1,200,000       3,600            996,400              -       1,000,000
Sale of Shares on June 9, 1999                   1.00       500,000       1,500            498,500              -         500,000
Sale of Shares on June 30, 1999                  1.00     2,296,000       6,888          2,289,112              -       2,296,000
Expenses Related to Offerings                       -             -           -           (288,299)             -        (288,299)
Net Loss                                            -             -           -                  -       (683,990)       (683,990)
                                                         ----------     -------        -----------    -----------     -----------
Balance - June 30, 1999                                  27,307,977      81,924         27,282,199     (4,508,510)     22,855,613
                                                         ==========     =======        ===========    ===========     ===========

   The accompanying notes are an integral part of the financial statements.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                 Six Months Ended
                                                                                     June 30,              Cumulative
                                                                            --------------------------    from the Date
                                                                               1998           1997         of Inception
                                                                            ----------      ----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                                $ (683,990)     $ (619,316)     $(4,508,510)
    Adjustments to Reconcile Net Loss to
       Net Cash Used by Operating Activities:
    Depreciation and Amortization                                               21,326          18,225           75,304
    Compensation Paid in Common Stock                                                -               -          654,400
    Increase in Accounts Receivable                                           (555,868)        (23,394)        (653,705)
    Decrease in Subscriptions Receivable                                       500,000               -                -
    Increase in Prepaid Expenses and Other Current Assets                     (532,135)        (79,763)        (540,968)
    Increase (Decrease) in Accounts Payable and Accrued Liabilities          2,102,163         (74,655)       2,723,307
    Non-Cash Interest Expense (Issuance of Warrants)                                 -               -           19,200
                                                                            ----------      ----------      -----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                          $ 851,496        (778,903)      (2,230,972)
                                                                            ----------      ----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of Fixed Assets                                                  (22,099)        (82,320)        (165,587)
    Proceeds from Sales of Oil and Gas Seismic Data                                  -               -           46,000
    Oil and Gas Property Additions                                          (4,741,545)     (1,390,319)     (24,216,065)
                                                                            ----------      ----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                                       (4,763,645)     (1,472,639)     (24,216,065)
                                                                            ----------      ----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Issuance of Notes with Detachable Warrants                         -         180,000        4,605,000
    Proceeds from Issuance of Notes Payable or Advances                        240,000               -        1,437,000
    Repayment of Notes Payable or Advances                                    (240,000)              -       (1,832,000)
    Sale of Common Stock                                                     5,449,848       2,448,902       26,000,828
    Offering Costs                                                            (288,299)       (113,000)      (2,370,523)
                                                                            ----------      ----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                    5,161,549       2,515,902       27,840,305
                                                                            ----------      ----------      -----------
NET INCREASE (DECREASE) IN CASH                                              1,249,401         264,360        1,393,269

CASH - BEGINNING OF PERIOD                                                     143,868         787,523                -
                                                                            ----------      ----------      -----------
CASH - END OF PERIOD                                                        $1,393,269      $1,051,883      $ 1,393,269
                                                                            ----------      ----------      -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash Paid for Interest (net of amounts capitalized)                      $       -       $       -        $  22,353
                                                                             =========       =========        =========
    Cash Paid for Income Taxes                                               $       -       $       -        $       -
                                                                             =========       =========        =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
  The Company issued 105,000 shares of common stock upon the conversion of $210,000 of notes payable in September 1996. In conjunction with its December 1997 Bridge Financing, the Company issued at closing 100,000 shares of common stock (valued at $237,500), and upon extension of the maturity date 50,000 shares (valued at $33,500), which were recorded as debt issuance costs. In the same financing, the Company issued 1,333,334 warrants (valued at $101,000) and 1,987,500 warrants (valued at $315,833) related to extensions of the maturity dates. In conjunction with a short-term bridge financing in June 1998, the Company issued 83,334 warrants (valued at $3,661). In conjunction with a short-term bridge financing in June 1998, the Company issued 83,334 warrants (valued at $3,661). In conjunction with a 1999 extension of the maturity dates of the December 1997 notes, the exercise price was reduced by $0.25 per share for warrants related to the extended notes. This repricing of warrants was valued at $35,702. The amortization of such warrant costs was included in interest expense which was capitalized as a cost of oil and gas properties.
  In 1998, the Company issued 70,000 shares of common stock (valued at $98,000) in settlement of invoices for previously rendered legal services.
  In 1999, the Company repriced certain warrants (valued at $35,702) in connection with an extension of its short-term notes payable and issued 2,812,528 shares of common stock in exchange for the cancellation of long-term notes payable totaling $2,025,000.

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


NOTE 2 - NOTES PAYABLE

     In December 1997, Cheniere completed the private placement of a $4,000,000 bridge financing (the "December 1997 Bridge Financing"). The notes payable issued by Cheniere had an initial maturity date of March 15, 1998, which was extended to September 15, 1998 and further extended to January 15, 1999. In December 1998, Cheniere received commitments from certain noteholders to exchange notes payable for an aggregate of 2,812,528 shares of Cheniere common stock at a price of $0.72 per share. Accordingly, the $2,025,020 face amount of the exchanged notes was classified as a long-term obligation as of December 31, 1998. For those notes which were not exchanged for common stock, the maturity date was extended. The notes bear interest at a rate of LIBOR plus 4%. The securities purchase agreements which govern such bridge financing specify that, during the term of the notes, capital raised by the Company in excess of $12,000,000 must be directed to repayment of the notes.

     In connection with the December 1997 Bridge Financing, Cheniere issued 100,000 shares of common stock and four-year warrants to purchase 1,333,334 shares of common stock at $2-3/8 per share. Additional warrants to purchase 1,600,000 shares of Cheniere common stock were issued on September 15, 1998 in consideration for the extension to that date. In connection with the extension to January 15, 1999, the Company offered two alternatives of consideration. Holders of $3,000,000 of the notes elected to reduce the exercise price of their warrants to $1.50

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


per share. The holder of $1,000,000 of the notes elected to reduce the exercise price of its warrants to $2.00 per share, to extend the term of such warrants to five years from the latter of September 15, 1998 or the date of issue, to receive additional warrants to purchase 387,500 shares of common stock and to receive 50,000 shares of common stock. In January 1999, the maturity date was extended to March 15, 1999. In March 1999, the maturity date was extended to April 15, 1999. As consideration for the extension to April 15, 1999, the Company reduced the exercise price by $0.25 per share for all warrants issued in connection with the issuance or extensions of the notes. In April 1999, the maturity date was extended to July 15, 1999, at which time 50% of the outstanding balance was repaid and the maturity date for the remainder was extended to October 15, 1999. (See Note 8 - Subsequent Events.)

NOTE 3 - COMMON STOCK ISSUANCES

     In April 1999, the Company completed the private placement of 300,000 units, each unit representing one share of Cheniere common stock and a warrant to purchase one share of common stock at a share price equal to the lesser of $1.00 or an amount calculated as 65% times the lowest trading price of Cheniere common stock during the 30-day period ending June 12, 1999. Net proceeds were $270,000 after payment of $30,000 in selling commissions. In July 1999, Cheniere issued an additional 150,000 units pursuant to the price adjustment provision of the original April 1999 private placement, reducing the average price to $0.67 per unit. These issuances were made in reliance on the exemption from registration provided by Section 506 of Regulation D.

     Also in April 1999, the Company issued 584,475 shares of common stock at $0.68 per share in exchange for the cancellation of a production payment which it had sold in March 1999. The terms of the production payment and stock option agreement provided for the per share price of the exchange to be an amount equal to 75% times the average closing bid price for the five-day period preceding notice of the exchange. The balance of the production payment at the time of the exchange was $400,000. These issuances were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

     In May 1999, Cheniere issued 600,000 shares of common stock in exchange for $900,000 of prepaid drilling services. In addition, the Company issued 41,225 shares as partial payment of drilling services previously provided at a cost of $53,850. These issuances were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

     In June 1999, the Company completed three private placements of common stock. On June 2, 1999, Cheniere issued 1,200,000 shares of common stock at a price of $0.83 per share for proceeds of $1,000,000. These issuances were made in reliance on the exemption from registration provided by Section 506 of Regulation D. On June 9, 1999, Cheniere issued 500,000 shares of common stock to acquire a license to use 3-D seismic data covering 8,700 square miles in the shallow waters of the Gulf of Mexico. These issuances were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. On June 30, 1999, Cheniere issued 2,296,000 shares of common stock at a price of $1.00 per share resulting in net proceeds of $2,082,000 after payment of $214,000 in selling commissions. These issuances were made in reliance on the exemption from registration provided by Section 506 of Regulation D.

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

     Also on March 18, 1999, the Company's Board of Directors elected a new director. This

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


director was granted options to purchase 35,000 shares of the Company's common stock at an exercise price of $3.00 per share, which is above the quoted market price at the time of the grant. These options vest on 22,500 shares on March 18, 2000, and on 12,500 shares on March 18, 2001, and will expire on March 17, 2004.

     On June 1, 1999, the Company granted options to an employee to purchase 300,000 shares of common stock. The options are exercisable at $1.50 per share, which is above the quoted market price of the stock at the time of the grant. Options on 150,000 of the shares are fully vested, options on 150,000 of the shares vest 25% at each of the first four anniversaries of the date of grant and expire on the fifth anniversary date of the grant.

NOTE 5 - WARRANTS

     In April 1999, Cheniere sold 300,000 units to three investors at a price of $1.00 per share, resulting in net proceeds of $270,000 after payment of $30,000 in selling commissions. Each unit was comprised of one share of common stock and one warrant to purchase one share of common stock, adding up to 300,000 shares of common stock and warrants to purchase 300,000 shares of common stock. Warrants issued in connection with these sales of units are exercisable on or before the second anniversary date of the date the units were sold at an exercise price of $1.00 per share. These issuances were made in reliance on the exemption from registration provided by Section 506 of Regulation D.

     In June 1999, the Company issued 1,000,000 warrants to its president and chief executive officer and 200,000 warrants to another member of its board of directors, both of whom were instrumental in negotiating the Company's license of 8,700 square miles of 3-D seismic data in the Gulf of Mexico. Warrants issued in connection with this transaction are exercisable on or before the fifth anniversary of the date the transaction closed at an exercise price of $1.50 per share. These issuances were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

NOTE 6 - RELATED PARTY TRANSACTIONS

     In conjunction with certain of the Company's private placements of equity securities, placement fees have been paid to Investors Administration Services, Limited ("IAS"), a company in which the brother of Cheniere's Chairman is a principal. Placement fees totaling $235,000 were paid to IAS related to Cheniere's 1999 private placements of equity securities.

     During May 1999, the Company received and repaid $240,000 in short-term advances from a major stockholder, BSR Investments, Ltd., whose president is the mother of Cheniere's Chairman. Interest totaling $584 was paid on the advances at a rate of LIBOR plus 4%, the same rate then payable on the Company's notes payable.

NOTE 7 - CONTINGENT LIABILITIES

     On June 9, 1999 Cheniere entered into a master license agreement covering the license of approximately 8,700 square miles of 3-D seismic data in the Gulf of Mexico. In connection with the license agreement, the Company has made a commitment to reprocess certain of the seismic data and to pay a fee for such reprocessing as the reprocessed data is delivered. If

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


reprocessed seismic data are delivered to Cheniere on the schedule specified in the agreement, Cheniere will be obligated to make processing payments of approximately $200,000 per month for the period from December 1999 through December 2001.

NOTE 8 - SUBSEQUENT EVENTS

     On July 15, 1999, the Company repaid one half of the then-outstanding balance of its notes payable. For the remaining balance, totaling $987,490, the maturity date was extended to October 15, 1999 and the interest rate was increased by 2% to LIBOR plus 6%.

     In July 1999, Cheniere issued 50,000 warrants exercisable at $1.50 per share on or before June 30, 2004 as consideration for the use of a prospect lead database.

     The Company also issued 150,000 additional warrants exercisable at $1.00 per share on or before July 5, 2004 in connection with a pricing adjustment to the number of units sold in April 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     GENERAL - Cheniere Energy, Inc. is currently a development stage company, which has not yet begun generating revenues, and reports as such under the provisions of SFAS No. 7. The Company's unaudited consolidated financial statements and notes thereto relate to the three-month and six-month periods ended June 30, 1999 and 1998. These statements, the notes thereto and the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 contain detailed information that should be referred to in conjunction with the following discussion.

RESULTS OF OPERATIONS

     COMPARISON OF THREE-MONTH PERIODS ENDED JUNE 30, 1999 AND 1998 - The Company's operating results for the three months ended June 30, 1999 reflect a loss of $354,884, or $0.02 per share, compared to a loss of $429,816 or $0.03 per share a year earlier. The Company is in the development stage; accordingly, there continue to be no operating revenues. General and administrative expenses of $360,182 in the three months ended June 30, 1999 were lower than the $436,435 reported for the comparable period a year earlier. The decrease in expenses results principally from the inclusion in 1998 results of legal expenses related to arbitration proceedings which began in April 1998. Legal expenses for the 1999 quarter were $43,000 compared to $207,000 a year earlier. Offsetting the decrease in legal expenses is an increase in personnel and office costs resulting from the Company's increased level of activity since commencing drilling operations in February 1999.

     COMPARISON OF SIX-MONTH PERIODS ENDED JUNE 30, 1999 AND 1998 - The Company's operating results for the six months ended June 30, 1999 reflect a loss of $683,990, or $0.03 per share, compared to a loss of $619,316 or $0.04 per share a year earlier. General and administrative expenses of $694,182 in the six months ended June 30, 1999 were higher than the $631,829 reported for the comparable period a year earlier. The increase in expenses results from the hiring of additional management and technical personnel and the expansion of the Company's offices in 1999. Offsetting these increases is the decline in legal expenses of approximately $90,000 between periods due to the arbitration proceedings which were initiated in April 1998 and concluded in December 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Since Cheniere's inception in February 1996, the business plan of the Company has included a lengthy start-up period before revenues would begin.
Some of the prerequisite activities to be accomplished before the commencement of operating revenues were: the acquisition of 3-D seismic data, the processing of that seismic data, the interpretation of that seismic data to identify prospects, the leasing of those prospects, and the drilling of those prospects to prove up oil and gas reserves for production and sale to generate operating revenues. Cheniere has completed the acquisition of proprietary data over a 230-square-mile 3-D seismic survey in Cameron Parish, Louisiana, and the adjacent offshore area. It has processed and is interpreting the seismic data. It has identified 15 prospects to date and has acquired leases over the majority of those prospects. Cheniere has just begun the drilling phase of its exploration project in 1999.

     Drilling operations commenced in February 1999. A completion attempt was made on the Company's initial well, at the Cobra Prospect, but the well was not deemed to be productive in commercial quantities. Cheniere then commenced drilling a test well on its second prospect, Redfish, which has been completed and tested and where production is expected to commence in September 1999. The Company drilled a well on its third prospect, Shark, and determined that the indicated reserves found present were not adequate to justify a completion in an offshore environment. Cheniere has drilled a well on its fourth prospect, Stingray, which has been completed and tested and where production is expected to commence in September 1999 after the installation of a platform which will be used for both Redfish and Stingray production. Cheniere is presently preparing the location for the drilling of its fifth prospect, Heron, on which drilling is expected to commence in August 1999.

     To fund its activities to date, Cheniere has raised $25,855,000 through private placements of its equity securities and $1,974,980 (net) through the issuance of bridge notes payable. The Company has raised these funds through a series of private placements of moderate amounts of its securities. The Company has consistently issued its common stock in amounts necessary to meet financial needs when required. It has not been the strategy of the Company to raise a significant amount of capital in excess of its current needs, but rather, to sell stock as funds are required.

     The Company anticipates that future liquidity requirements, including repayment of $987,490 in short-term notes payable maturing on October 15, 1999, payment of $1,603,000 in production platform costs due on September 2, 1999, other oil and gas exploration and development activities, and general corporate requirements will be met by a combination of: cash balances, the sale of equity, further borrowings, and/or the sale of portions of its interest in the 3-D Exploration Program or in the prospects generated thereunder. At this time, no assurance can be given that such further sales of equity, future borrowings, or sales of portions of its interest in the 3-D Exploration Program or in the prospects generated thereunder will be accomplished.

     During 1999, Cheniere has raised funds from the following sources: $913,000 through the sale of interests in five prospects, $275,000 through the sale of a seismic option on three additional prospects, $2,025,020 through the issuance of common stock in exchange for the cancellation of notes payable, $400,000 through the sale of a production payment, $300,000 through the issuance of units comprised of common stock and warrants, $3,296,000 through the issuance of common stock for cash and $1,128,000 through the issuance of common stock in exchange for drilling services and well equipment.

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

     The Company is currently addressing Year 2000 issues and is presently focussing on its internal business systems and processes. To the extent considered necessary, the Company is assessing the readiness of any key business partners (financial institutions, customers, vendors, oil and gas operators, etc.).

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

     All statements, other than statements of historical facts so included in this report that address activities, events or developments that the Company intends, expects, projects, believes, or anticipates will or may occur in the future are forward-looking statements within the meaning of the Act, including, without limitation: statements regarding the Company's business strategy, plans and objectives; statements expressing beliefs and expectations regarding the ability of the Company to successfully raise the additional capital necessary to meet its obligations under the Exploration Agreement, the ability of the Company to secure the leases necessary to facilitate anticipated drilling activities and the ability of the Company to attract additional working interest owners to participate in the exploration and development within the Survey AMI; and statements about non-historical Year 2000 information. These forward-looking statements are, and will be, based on management's then current views and assumptions regarding future events.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The information contained in Notes 2, 3, 4 and 5 to the Consolidated Financial Statements is incorporated herein by reference.

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Each of the following exhibits is incorporated by reference or filed herewith:

 Exhibit No.    Description

  3.1 Amended and Restated Certificate of Incorporation of Cheniere Energy, Inc. ("Cheniere")

  3.2 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cheniere Energy, Inc.

  3.3 By-laws of Cheniere as amended through April 7, 1997 (Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K filed on March 29, 1999 (File No. 0-9092))

10.28 Master License Agreement dated June 9, 1999 between Fairfield Industries Incorporated and Cheniere. Certain information in this exhibit has been omitted and filed separately with the Commission. Confidential treatment has been requested with respect to the omitted portions.

10.29 Supplement Agreement No. 1 to Master License Agreement dated June 9, 1999 between Fairfield Industries Incorporated and Cheniere. Certain information in this exhibit has been omitted and filed separately with the Commission. Confidential treatment has been requested with respect to the omitted portions.

 27.1           Financial Data Schedule


(b)  Current Reports on Form 8-K: None.



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

                                    Date: August 13, 1999