Form 10-Q
period 1999-09-30
CHENIERE ENERGY INC
filed 1999-11-15
CIK 3570

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             --------------------
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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

As of November 12, 1999, there were 29,198,351 shares of Cheniere Energy, Inc. Common Stock, $.003 par value, issued and outstanding.

================================================================================

                             CHENIERE ENERGY, INC.
                              INDEX TO FORM 10-Q

                                                                                  Page
                                                                                  ----
PART I.  FINANCIAL INFORMATION

         Item 1. Consolidated Financial Statements

                 Consolidated Balance Sheet.....................................    3

                 Consolidated Statement of Operations...........................    4

                 Consolidated Statement of Stockholders' Equity.................    5

                 Consolidated Statement of Cash Flows...........................    6

                 Notes to Consolidated Financial Statements.....................    7

         Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations..........................................   11

         Item 3  Quantitative and Qualitative Disclosures About Market Risk.....   14

PART II. OTHER INFORMATION

         Item 2. Changes in Securities and Use of Proceeds......................   12

         Item 6. Exhibits and Reports on Form 8-K...............................   15

SIGNATURES......................................................................   16


                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)


                                                                              September 30,         December 31,
                                 ASSETS                                            1999                 1998
                                                                             -----------------    -----------------
   Cash                                                                           $   325,784          $   143,868
   Accounts Receivable                                                                449,731               97,837
   Subscriptions Receivable                                                           110,000              500,000
   Prepaid Expenses and Other Current Assets                                        1,357,975                8,833
                                                                                  -----------          -----------
     Total current assets                                                           2,243,490              750,538

OIL AND GAS PROPERTIES, full cost method, net                                      29,410,901           20,000,425

FIXED ASSETS, net                                                                     520,863               89,511
                                                                                  -----------          -----------
     Total Assets                                                                 $32,175,254          $20,840,474
                                                                                  ============         ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable and Accrued Liabilities                                       $ 3,523,985            $ 523,144
   Notes Payable                                                                    3,930,060            1,974,980
                                                                                  -----------          -----------
     Total current liabilities                                                      7,454,045            2,498,124
                                                                                  -----------          -----------

LONG-TERM NOTES PAYABLE
   Related Party                                                                            -            2,000,000
   Other                                                                                    -               25,020
                                                                                  -----------          -----------
     Total long-term liabilities                                                            -            2,025,020
                                                                                  -----------          -----------

STOCKHOLDERS' EQUITY
   Common Stock, $.003 par value
      Authorized: 60,000,000 and 40,000,000 shares, respectively
      Issued and Outstanding: 29,198,351 shares at September 30, 1999;
      18,973,749 at December 31, 1998                                                  87,595               56,922
   Preferred Stock, $.0001 par value
      Authorized: 5,000,000 shares
      Issued and Outstanding: none                                                          -                    -
   Additional Paid-in-Capital                                                      29,476,123           20,084,928
   Deficit Accumulated During the Development Stage                                (4,842,509)          (3,824,520)
                                                                                  -----------          -----------
     Total Stockholders' Equity                                                    24,721,209           16,317,330
                                                                                  -----------          -----------
     Total Liabilities and Stockholders' Equity                                   $32,175,254          $20,840,474
                                                                                  ============         ===========

   The accompanying notes are an integral part of the financial statements.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                           For the Three Months              For the Nine Months
                                                            Ended September 30,              Ended September 30,
                                                      ----------------------------     -----------------------------
                                                          1999             1998            1999             1998
                                                      -----------       ----------     ------------     ------------
Oil and Gas Revenues                                   $  421,268       $        -      $   421,268      $         -
                                                       ----------       ----------      -----------      -----------
Production Costs                                           33,088                -           33,088                -
Depreciation, Depletion and Amortization                  254,033           13,455          275,359           31,676
General and Administrative Expenses                       481,669          518,817        1,154,525        1,132,423
                                                       ----------       ----------      -----------      -----------
Total Operating Costs and Expenses                        768,790          532,272        1,462,972        1,164,099
                                                       ----------       ----------      -----------      -----------
Loss from Operations Before Interest Income
  and Income Taxes                                       (347,522)        (532,272)      (1,041,704)      (1,164,099)

Interest Income                                            13,523            4,157           23,715           16,670
                                                       ----------       ----------      -----------      -----------
Loss From Operations Before Income Taxes                 (333,999)        (528,115)      (1,017,989)      (1,147,429)

Provision for Income Taxes                                      -                -                -                -
                                                       ----------       ----------     ------------      -----------
Net Loss                                               $ (333,999)      $ (528,115)     $(1,017,989)     $(1,147,429)
                                                       ==========       ==========      ===========      ===========

Net Loss Per Share (basic and diluted)                 $    (0.01)      $    (0.03)     $     (0.04)     $     (0.07)
                                                       ==========       ==========      ===========      ===========

Weighted Average Number of Shares
  Outstanding                                          28,105,458       16,507,625       23,728,372       15,436,103
                                                       ==========       ==========      ===========      ===========

   The accompanying notes are an integral part of the financial statements.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                     Common Stock              Additional                              Total
                                             -----------------------------       Paid-In           Retained        Stockholders'
                                                 Shares          Amount          Capital            Deficit           Equity
                                             ---------------   -----------   ----------------   ---------------   ----------------
Issuances of Stock                                9,931,767      $ 29,795        $ 5,192,008       $         -        $ 5,221,803
Expenses Related to Offerings                             -             -           (686,251)                -           (686,251)
Issuance of Warrants                                      -             -             12,750                 -             12,750
Net Loss                                                  -             -                  -          (121,847)          (121,847)
                                                 ----------      --------        -----------       -----------        -----------
Balance - August 31, 1996                         9,931,767        29,795          4,518,507          (121,847)         4,426,455

Issuances of Stock                                4,124,099        12,373         11,128,052                 -         11,140,425
Conversion of Notes Payable                         105,000           315            209,685                 -            210,000
Issuance of Warrants                                      -             -              6,450                 -              6,450
Expenses Related to Offerings                             -             -         (1,153,441)                -         (1,153,441)
Net Loss                                                  -             -                  -        (1,676,468)        (1,676,468)
                                                 ----------      --------        -----------       -----------        -----------
Balance - August 31, 1997                        14,160,866        42,483         14,709,253        (1,798,315)        12,953,421

Issuances of Stock                                  297,000           891            827,609                 -            828,500
Issuance of Warrants                                      -             -            101,000                 -            101,000
Expenses Related to Offerings                             -             -            (74,532)                -            (74,532)
Net Loss                                                  -             -                  -          (388,361)          (388,361)
                                                 ----------      --------        -----------       -----------        -----------
Balance - December 31, 1997                      14,457,866        43,374         15,563,330        (2,186,676)        13,420,028

Issuances of Stock                                4,515,883        13,548          4,370,104                 -          4,383,652
Issuance of Warrants                                      -             -            319,494                 -            319,494
Expenses Related to Offerings                             -             -           (168,000)                -           (168,000)
Net Loss                                                  -             -                  -        (1,637,844)        (1,637,844)
                                                 ----------      --------        -----------       -----------        -----------
Balance - December 31, 1998                      18,973,749        56,922         20,084,928        (3,824,520)        16,317,330

Issuances of Stock                                6,683,465        20,051          7,152,160                 -          7,172,211
Conversion of Notes Payable                       2,956,662         8,869          2,174,698                 -          2,183,567
Repricing of Warrants to Extend Bridge Notes              -             -             35,702                 -             35,702
Conversion of Production Payment                    584,475         1,753            398,247                 -            400,000
Expenses Related to Offerings                             -             -           (369,612)                -           (369,612)
Net Loss                                                  -             -                  -        (1,017,989)        (1,017,989)
                                                 ----------      --------        -----------       -----------        -----------
Balance - September 30, 1999                     29,198,351      $ 87,595       $ 29,476,123       $(4,842,509)       $24,721,209
                                                 ==========      ========       ============       ===========        ===========

   The accompanying notes are an integral part of the financial statements.

             CHENIERE ENERGY, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                     --------------------------------
                                                                                          1999             1998
                                                                                     ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                                           $(1,017,989)     $(1,147,429)
    Adjustments to Reconcile Net Loss to
       Net Cash Used by Operating Activities:
            Depreciation, Depletion and Amortization                                       275,359           31,676
            Increase in Accounts Receivable                                               (351,894)           7,297
            Decrease in Subscriptions Receivable                                           390,000                -
            Increase in Prepaid Expenses and Other Current Assets                         (195,052)         (24,880)
            Increase in Accounts Payable and Accrued Liabilities                         3,000,840           53,526
                                                                                       -----------      -----------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                    $ 2,101,264       (1,079,810)
                                                                                       -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of Fixed Assets                                                             (498,219)         (81,810)
    Oil and Gas Property Additions                                                      (7,909,495)      (2,462,648)
                                                                                       -----------      -----------

NET CASH USED IN INVESTING ACTIVITIES                                                   (8,407,714)      (2,544,458)
                                                                                       -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Issuance of Notes with Detachable Warrants                                     -          180,000
    Proceeds from Issuance of Notes Payable or Advances                                  3,100,000          592,000
    Repayment of Notes Payable or Advances                                                (987,490)        (772,000)
    Sale of Common Stock                                                                 4,745,468        3,050,152
    Offering Costs                                                                        (369,612)        (138,000)
                                                                                       -----------      -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                6,488,366        2,912,152
                                                                                       -----------      -----------

NET INCREASE (DECREASE) IN CASH                                                            181,916         (712,116)

CASH - BEGINNING OF PERIOD                                                                 143,868          787,523
                                                                                       -----------      -----------

CASH - END OF PERIOD                                                                   $   325,784      $    75,407
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

     The Company intends to adopt Statement of Financial Accounting Standard ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," effective with its fiscal year beginning January 1, 2001 as required by the Statement, as amended by SFAS 137. Due to the Company's current and anticipated limited use of derivative instruments, management anticipates that adoption of SFAS 133 will not have any significant impact on the Company's financial position or results of operations.

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

     In connection with the December 1997 Bridge Financing, Cheniere issued 100,000 shares of common stock and four-year warrants to purchase 1,333,334 shares of common stock at $2-3/8 per share. Additional warrants to purchase 1,600,000 shares of Cheniere common stock were issued on September 15, 1998 in consideration for the extension to that date. In connection with the extension to January 15, 1999, the Company offered two alternatives of consideration. Holders of $3,000,000 of the notes elected to reduce the exercise price of their warrants to $1.50 per share. The holder of $1,000,000 of the notes elected to reduce the exercise price of its warrants to $2.00 per share, to extend the term of such warrants to five years from the latter of September 15, 1998 or the date of issue, to receive additional warrants to purchase 387,500 shares of common stock and to receive 50,000 shares of common stock. In January 1999, the maturity

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

date was extended to March 15, 1999. In March 1999, the maturity date was extended to April 15, 1999. As consideration for the extension to April 15, 1999, the Company reduced the exercise price by $0.25 per share for all warrants issued in connection with the issuance or extensions of the notes. In April 1999, the maturity date was extended to July 15, 1999, at which time 50% of the outstanding balance was repaid, the maturity date for the remainder was extended to October 15, 1999 and the interest rate was increased by 2% to LIBOR plus 6%. In September 1999, certain noteholders exchanged notes payable and accrued interest totaling $158,548 for units of common stock and warrants to purchase common stock at a price of $1.10 per unit. In October 1999, the maturity date of the remaining notes was extended to December 15, 1999. (See Note 8 - Subsequent Events.)

     On September 1, 1999, Cheniere established a $3.1 million financing facility to fund a production platform and other exploration and development costs in the West Cameron Block 49 area. Borrowings under the facility are to be repaid from 75% of Cheniere's share of net cash flow from production through the West Cameron Block 49. The notes have a two-year term. Financing costs include interest at 12% per annum and a 5% net profit interest in the two wells currently producing through the platform.


NOTE 3 -COMMON STOCK ISSUANCES

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

     In June 1999, the Company completed three private placements of common stock. On June 2, 1999, Cheniere issued 1,200,000 shares of common stock at a price of $0.83 per share for proceeds of $1,000,000. These issuances were made in reliance on the exemption from registration provided by Section 506 of Regulation D. On June 9, 1999, Cheniere issued 500,000 shares of common stock to acquire a license to use 3-D seismic data covering 8,700 square miles

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

in the shallow waters of the Gulf of Mexico. These issuances were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. On June 30, 1999, Cheniere issued 2,296,000 shares of common stock at a price of $1.00 per share, resulting in net proceeds of $2,082,000 after payment of $214,000 in selling commissions. These issuances were made in reliance on the exemption from registration provided by Section 506 of Regulation D.

     On July 1, 1999, Cheniere issued 116,240 shares of common stock in exchange for $174,360 of drilling services and equipment. In addition, on August 1, 1999, Cheniere issued 800,000 shares of common stock in exchange for $1,200,000 of prepaid drilling services. These issuance were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

     In September 1999, the Company sold 824,134 units to nine investors at a price of $1.10 per unit pursuant to Section 506 of Regulation D adopted by the Securities and Exchange Commission. Each unit was comprised of one share of common stock and one half warrant to purchase one share of common stock, adding up to 824,134 shares of common stock and warrants to purchase 412,067 shares of common stock. Included among the participants in the private placement of units were holders of the Company's notes payable who exchanged notes and accrued interest totaling $158,548. Net proceeds were $1,364,148, including the effect of the exchange of notes and $64,900 in selling commissions. These issuances were made in reliance on the exemption from registration provided by Section 506 of Regulation D.


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

     Effective July 1, 1999, the Company issued an option to purchase 600,000 shares of common stock on or before May 31, 2004 at an exercise price of $1.50 per share. Such option vests fully for 300,000 shares as of the date of grant and for 75,000 shares at each of the first four anniversaries of the grant date. On July 1, 1999, the Company issued additional options to purchase 425,000 shares of common stock on or before June 30, 2004 at an exercise price of $1.50 per share. Such options vest annually in quarterly increments beginning on July 1, 2000.

     On September 1, 1999 the Company issued to an employee an option to purchase 30,000 shares of common stock on or before August 31, 2004 at an exercise price of $1.50 per share. Such options vest annually in quarterly increments beginning on September 1, 2000. Effective September 1, 1999 options to purchase 15,000 shares of common stock were terminated. In

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

addition, effective September 30, 1999, the term of all stock options issued and outstanding to employees was extended to September 30, 2004. On October 1, 1999 the Company issued to a consultant an option to purchase on or before September 30, 2004, 200,000 shares of common stock at an exercise price of $1.50 per share, vesting on 50,000 shares one year after the date of grant, 50,000 shares two years after the date of grant and on 100,000 shares at the earlier of the date of employment or 3 years after the date of grant.


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

     Effective in July 1999, the Company issued 50,000 warrants exercisable at $1.50 per share on or before June 30, 2002 as consideration for assistance in the private placement of securities. Cheniere also issued 150,000 warrants exercisable at $1.00 per share on or before July 5, 2004 in connection with a pricing adjustment to the number of units sold in April 1999.

     In September 1999, the Company sold 824,134 units to nine investors at a price of $1.10 per unit. Each unit was comprised of one share of common stock and one half warrant to purchase one share of common stock, adding up to 824,134 shares of common stock and warrants to purchase 412,067 shares of common stock. Warrants issued in connection with these sales of units are exercisable on or before the third anniversary date of the date the units were sold at an exercise price of $1.50 per share. Also in September 1999, the Company issued to a consultant warrants to purchase 200,000 shares of common stock on or before September 27, 2004 at exercise prices per share of $1.375 for 50,000 shares, $1.875 for 50,000 shares, $2.375 for 50,000 shares and $2.875 for 50,000 shares.
These issuances were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.


NOTE 6 - RELATED PARTY TRANSACTIONS

     In conjunction with certain of the Company's private placements of equity securities, placement fees have been paid to Investors Administration Services, Limited ("IAS"), a company

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

in which the brother of Cheniere's Chairman is a principal. Placement fees totaling $288,900 were paid to IAS related to Cheniere's 1999 private placements of equity securities.

     During May 1999, the Company received and repaid $240,000 in short-term advances from a major stockholder, BSR Investments, Ltd., whose president is the mother of Cheniere's Chairman. Interest totaling $584 was paid on the advances at a rate of LIBOR plus 4%, the same rate then payable on the Company's notes payable.


NOTE 7 - CONTINGENT LIABILITIES

     On June 9, 1999 Cheniere entered into a master license agreement covering the license of approximately 8,700 square miles of 3-D seismic data in the Gulf of Mexico. In connection with the license agreement, the Company has made a commitment to reprocess certain of the seismic data and to pay a fee for such reprocessing as the reprocessed data is delivered. If reprocessed seismic data are delivered to Cheniere on the schedule specified in the agreement, Cheniere will be obligated to make processing payments of approximately $200,000 per month from December 1999 through December 2001.


NOTE 8 - SUBSEQUENT EVENTS

     In October 1999, the Company extended the maturity dates on its $830,060 short-term notes payable from October 15, 1999 to December 15, 1999. As consideration for these extensions, the Company issued 69,167 shares of common stock, valued at $1.20 per share, to the noteholders.

     In October and November 1999, the Company privately placed 250,000 units at a price of $1.10 per unit, each unit representing one share of common stock and one half warrant to purchase a share of common stock at an exercise price of $1.50 per share. Net proceeds to the Company were $247,500.

     Subsequent to September 30, 1999, the Company reached total depth on the drilling of two wells, both of which were it determined to be nonproductive and has plugged and abandoned.

     The Company is currently in breach of two financial covenants with respect to its $3,100,000 financing facility: (1) it has not completed the "September 1999 Issuance" to raise $2,000,000 through the sale of equity by September 30, 1999 as initially required nor by October 29, 1999 as previously amended (it has raised only $1,181,548 toward that commitment) and (2) it has not repaid short-term notes payable of $830,000 by their maturity date of October 15, 1999 (it has extended the maturity dates of the notes). Although the Company is in discussion with the lenders to obtain waivers, there can be no assurance such waivers will be received. If such waivers are not obtained, the lender could accelerate the maturity of the note and exercise its rights under the related mortgage instruments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         GENERAL - The Company's unaudited consolidated financial statements and notes thereto relate to the three-month and nine-month periods ended September 30, 1999 and 1998. These statements, the notes thereto and the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 contain detailed information that should be referred to in conjunction with the following discussion.

RESULTS OF OPERATIONS

         COMPARISON OF THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998 - The Company's operating results for the three months ended September 30, 1999 reflect a loss of $333,999, or $0.01 per share, compared to a loss of $528,115 or $0.03 per share a year earlier. The Company began producing oil and gas on September 9, 1999. Oil and gas revenues of $421,268 and related operating expenses of $33,088 represent the results of Cheniere's first partial month of production. Depreciation, depletion and amortization of oil and gas property costs commenced in September 1999 and totaled $208,491.

         General and administrative expenses of $481,669 in the three months ended September 30, 1999 were lower than the $518,817 reported for the comparable period a year earlier. The net decrease in expenses results principally from the inclusion in 1998 of legal expenses related to arbitration proceedings. Partially offsetting the decrease in legal expenses is an increase in personnel and office costs resulting from the Company's increased level of activity since commencing drilling operations in February 1999 and expanding the management and exploration teams beginning in June 1999.

         COMPARISON OF NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998 -The Company's operating results for the nine months ended September 30, 1999 reflect a loss of $1,017,989, or $0.04 per share, compared to a loss of $1,147,429 or $0.07 per share a year earlier. The Company began producing oil and gas on September 9, 1999. Oil and gas revenues of $421,268 and related operating expenses of $33,088 represent the results of its first partial month of production. Depreciation, depletion and amortization of oil and gas property costs totaled $208,491.

         General and administrative expenses of $1,154,525 in the nine months ended September 30, 1999 were about the same as the $1,132,423 reported for the comparable period a year earlier.

LIQUIDITY AND CAPITAL RESOURCES

         Since Cheniere's inception in February 1996, the business plan of the Company included a lengthy start-up period before revenues would begin. Throughout 1996 and 1997 the Company acquired and processed proprietary 3-D seismic data over a 228-square-mile area in the Louisiana Transition Zone. In 1998 and 1999, the Company interpreted the data, generated prospects and acquired leases. Beginning in February 1999, Cheniere commenced the drilling phase of its exploration program. Through September 1999, the Company had drilled four prospects and had made two discoveries. Subsequent to September 30, 1999 the Company has drilled two additional nonproductive wells. Beginning on September 9, 1999 Cheniere commenced producing oil and gas from its two discoveries at West Cameron Block 49. Revenues from the first three weeks of production, though September 30, 1999, are estimated at $421,268.

         Prior to the commencement of revenues in September 1999, Cheniere funded all its activities through private placements of its equity securities and through the issuance of notes payable. The Company has raised these funds through a series of private placements of moderate amounts of its securities. The Company has consistently issued its common stock in amounts necessary to meet financial needs when required. It has not been the strategy of the Company to raise a significant amount of capital in excess of its current needs, but rather, to sell stock as funds are required.

         The Company anticipates that future liquidity requirements, including repayment of $830,000 in short-term notes payable maturing on December 15, 1999, payment of trade accounts payable of approximately $3,360,000 as of September 30, 1999, obligations of approximately $200,000 per month under the Company's seismic reprocessing agreement, other oil and gas exploration and development activities, and general corporate requirements will be met by a combination of: cash balances, the sale of equity, further borrowings, and/or the sale of portions of its interest in oil and gas prospects. At this time, no assurance can be given that such further sales of equity, future borrowings, or sales of portions of its interest in oil and gas prospects will be accomplished.

         The Company is currently in breach of two financial covenants with respect to its $3,100,000 financing facility: (1) it has not completed the "September 1999 Issuance" to raise $2,000,000 through the sale of equity by September 30, 1999 as initially required nor by October 29, 1999 as previously amended (it has raised only $1,181,548 toward that commitment) and (2) it has not repaid short-term notes payable of $830,000 by their maturity date of October 15, 1999 (it has extended the maturity dates of the notes). Although the Company is in discussion with the lenders to obtain waivers, there can be no assurance such waivers will be received. If such waivers are not obtained, the lender could accelerate the maturity of the note and exercise its rights under the related mortgage instruments.


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

         -- The Company's ability to obtain additional financing from lenders, through debt or equity offerings, or through sales of a portion of its interest in prospects.

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

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Each of the following exhibits is incorporated by reference or filed herewith:

     Exhibit No.                        Description
     -----------                        -----------

         3.1 Amended and Restated Certificate of Incorporation of Cheniere Energy, Inc. ("Cheniere") (incorporated by reference to
                   Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1999)

         3.2 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cheniere Energy, Inc. (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1999)

         3.3 By-laws of Cheniere as amended through April 7, 1997 (Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K filed on March 29, 1999
                   (File No. 0-9092))

       10.30 Credit Agreement between Cheniere Energy, Inc. as Borrower and EnCap Energy Capital Fund III, L.P. as Lender for $3,100,000 dated as of September 1, 1999

       10.31 Conveyance of Net Profits Overriding Royalty Interest from and by Cheniere Energy, Inc. to and in favor of EnCap Energy Capital Fund III, L.P. dated as of September 1, 1999

       10.32 Mortgage, Assignment, Security Agreement, Fixture Filing and Financing Statement from Cheniere Energy, Inc. to EnCap Energy Capital Fund III, L.P.

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

                                    Date: November 12, 1999