Form 10-K
period 1999-12-31
CHENIERE ENERGY INC
filed 2000-03-29
CIK 3570

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

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                           Commission File No. 0-9092

                             CHENIERE ENERGY, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                             95-4352386
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)             Identification No.)

     1200 Smith Street, Suite 1740                   77002-4312
             Houston, Texas                          (Zip code)
(Address of principal executive offices)

      Registrant's telephone number, including area code:  (713) 659-1361

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                        COMMON STOCK, $ 0.003 PAR VALUE
                                (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $36,290,457 as of March 24, 2000 (based upon the March 24, 2000 closing market price of such common stock as reported by the Nasdaq SmallCap Market). 42,381,973 shares of the registrant's Common Stock were outstanding as of March 24, 2000.

   Documents incorporated by reference: Proxy Statement for the registrant's Annual Meeting of Stockholders (to be filed within 120 days of the close of the registrant's fiscal year) is incorporated by reference into Part III.

================================================================================

                             CHENIERE ENERGY, INC.

                               Index to Form 10-K

PART I

Items 1 and 2. Business and Properties....................................................................    3
Item 3. Legal Proceedings.................................................................................   17
Item 4. Submission of Matters to a Vote of Security Holders...............................................   17

PART II

Item 5. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters...   18
Item 6. Selected Financial Data...........................................................................   19
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.............   19
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.......................................   23
Item 8. Financial Statements and Supplementary Data.......................................................   24
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............   45

PART III

Items 10-13. (Incorporated by reference to Proxy Statement)...............................................   45

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..................................   46
SIGNATURES................................................................................................   49

                                     PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

GENERAL

   Cheniere Energy, Inc. is a Delaware corporation engaged in exploration for oil and gas reserves. The terms "Cheniere" and "Company" refer to Cheniere Energy, Inc. and its subsidiaries. The Company principally operates through its wholly-owned subsidiary, Cheniere Energy Operating Co., Inc. ("Cheniere Operating"). Cheniere is a Houston-based company formed for the purpose of oil and gas exploration, development and exploitation. The Company is currently evaluating and generating drilling prospects using a regional and integrated approach with a large 3-D seismic database as a platform.

   Cheniere was formed in 1996 to fund the acquisition of a proprietary 3-D seismic database along the transition zone in Cameron Parish, Louisiana. The 228-square-mile survey was acquired and processed during 1997. Interpretation of the data yielded drilling prospects located onshore and in the state and federal waters of offshore Louisiana. Leasing activity occurred over identified prospects throughout these three jurisdictions during 1998 and 1999 and continues.

   During 1999 the Company drilled exploration wells on six prospects: two were discoveries and four were dry holes. Both discoveries are located on West Cameron Block 49 in Louisiana state waters in approximately 25 feet of water. Production of natural gas commenced from a common platform in September 1999. Further drilling in the Cameron project area is scheduled for 2000 on leased prospects, and multiple leads are under development for possible leasing in the future.

   To ensure continued access to high quality drilling prospects, the Company expanded beyond the Cameron area and into the shallow waters of the Gulf of Mexico. Cheniere hired additional management and technical expertise and licensed 8,700 square miles of 3-D seismic data, which is currently being evaluated. The Company also made the commitment to reprocess the entire 8,700 square-mile seismic database. The resulting new data set is being delivered over a period of approximately two years beginning in September 1999 and provides the Company with a higher resolution image of the subsurface than has previously been available.

   Cheniere's existing data set and the reprocessed data set, as it is delivered, provide the Company the framework with which to "capture" drilling prospects through leasing at the area-wide federal and state lease sales, through farm-ins, and through participation in industry prospects.

   Cheniere has been publicly traded since July 3, 1996 under the name Cheniere Energy, Inc. The Company's principal executive offices are located at 1200 Smith Street, Suite 1740, Houston, Texas 77002, and its telephone number is
(713) 659-1361.  Cheniere's internet website is located at www.cheniere.com.

   On April 7, 1998, the Company's Board of Directors approved a change in fiscal year-end. The change in year-end resulted in a transition period from September 1, 1997 to December 31, 1997.

   Prior to the commencement of its revenues in September 1999, Cheniere was a development stage company.


BUSINESS STRATEGY

   The Company's objective is to expand the net value of its assets by building an oil and gas reserve base in a cost-efficient manner. Cheniere's exploration program combines the use of regional 3-D seismic data in shallow water areas of the Gulf of Mexico, advanced analytical technologies, a methodology that integrates geoscience and engineering disciplines, and a core of experienced staff.

Seismic Data

     Cheniere has acquired two significant seismic database assets: 1) a 228 square-mile proprietary 3-D seismic program in the transition zone of Cameron Parish, Louisiana, and 2) an 8,700 square-mile 3-D seismic database offshore Louisiana, licensed from Fairfield Industries. The licensed database has been available previously to the industry and was processed using a technique called dip move out ("DMO"). Cheniere has acquired the DMO data and is underwriting the reprocessing of the data utilizing a more rigorous technology known as prestack time migration ("PSTM"). The regional PSTM data is the "technology tool" which management believes gives Cheniere a competitive advantage and is being processed at the rate of approximately 300 square-miles (40 blocks) per month.

Analysis

     Cheniere has built a prospect generation infrastructure capable of detailed analyses of large volumes of seismic, geological, and engineering data. At the center of the analytical capabilities is a UNIX workstation network, which allows large databases to be shared by the technical staff. Geological and geophysical interpretation, modeling, and mapping software packages are available on the network for use by each of the geoscientists to generate and refine drilling opportunities. A thorough analysis of the various technical factors, utilizing some of these advanced evaluation capabilities, is essential to accurately quantify reserve potential and risks.

Methodology

     Cheniere employs a rigorous methodology which includes: 1) the detailed analyses of existing fields to identify geological and geophysical attributes for use as analogs, 2) regional trend mapping to extend prolific plays into under-explored areas, 3) the use of workstation interpretation techniques to rapidly identify prospects with attributes similar to those identified in the analog fields, 4) the integration of seismic interpretation, well control, structure, stratigraphy, timing, sourcing factors, and production data to quantify prospect potential, and 5) the integration of the above sciences with experience and conservative economic evaluation to focus the exploration program on highly commercial projects. By conducting a thorough analysis of the data (in particular the use of seismic attributes and field analogs) and strict adherence to the methodology, Cheniere can reduce the risk of dry holes and achieve significant growth, while maintaining a competitive cost of finding and development. The typical prospect generation flow in a focus area is as follows:

     1. Review existing discoveries to identify main producing trends and attributes associated with production;
     2.   Map regional producing trends;
     3.   Create regional attribute maps;
     4.   Combine 1, 2, and 3 to develop leads;
     5.   Determine if lead meets basic economic hurdles;
     6.   Determine acreage availability;
     7.   Evaluate remaining leads in detail to develop prospects;
     8.   Compare prospects directly to analogs;
     9.   Fully evaluate reserves and risks for prospects;
     10.  Run economics and determine commercial attractiveness;
     11.  Acquire and drill prospects.

Experience

     Cheniere has built a technical and management team that is very experienced in the Gulf of Mexico and in various technical specialties required for its exploration program. In general, this experience allows the Company to be very productive in the generation, capture, and drilling of exploratory wells. In specific, the experience has produced a number of leads and prospects in areas where staff members had previously worked but lacked either data or capital to exploit their ideas.


PROPRIETARY 3-D SEISMIC EXPLORATION PROGRAM IN CAMERON PARISH, LOUISIANA TRANSITION ZONE

     The Proprietary 3-D Seismic Exploration Program is located within an area referred to as the transition zone of Louisiana, which defines an area extending roughly three to five miles on either side of the coastline and includes the westernmost 28 miles of Louisiana coastline. Substantial infrastructure along the Gulf Coast and in the shallow Gulf of Mexico should permit Cheniere to lower its development costs compared to those in other geographic regions and facilitate timely development of oil and gas discoveries. The Company's officers and technical staff have extensive experience both onshore and offshore in the Gulf Coast and believe the Proprietary 3-D Seismic Exploration Program is well-positioned to evaluate, explore and develop properties in the area.

Exploration Agreement

  Under the terms of the exploration agreement covering the Proprietary 3-D Seismic Exploration Program, Cheniere paid for certain seismic costs and owns a 50% working interest participation in the leasing and drilling of all prospects generated from the survey.

  Cheniere has elected to generate its own prospects, which it has offered to the other party to the exploration agreement. Neither party to the Proprietary 3-D Seismic Exploration Program is permitted to sell or license the data without the other party's approval.

Schedule for the Proprietary 3-D Seismic Exploration Program

     Drilling activities, which are described above, commenced in 1999. Reprocessing and interpretation of the survey data is continuing. Cheniere and the other party to the exploration agreement have designated the entire survey (onshore and offshore) as an area of mutual interest for five years ending May 15, 2001, during which period the two companies may continue to participate in drilling, testing, and developing prospects.


West Cameron Block 49

  Two natural gas discoveries located in West Cameron Block 49 in Louisiana state waters were tied into a common platform and began production during September 1999. Both the Redfish well and the Stingray well are located in shallow waters of approximately 25 feet and were drilled into the Lower Miocene formation from 9,000 to 11,000 feet. Cheniere owns a 35% working interest in Redfish and a 45% working interest in Stingray, both of which are operated by IP Petroleum Company. Subsequent to the commencement of production on September 9, 1999, the two wells produced approximately 651 million cubic feet equivalent of natural gas net to Cheniere's interest, or an average of 5.3 million cubic feet per day.

  In February 2000, the Stingray well was successfully recompleted. Subsequent to the recompletions, the production rates at West Cameron Block 49 have increased compared to fourth quarter 1999 production rates. Cheniere plans to drill an additional prospect at West Cameron Block 49 during 2000 and is also considering multiple leads for possible additional leasing in the area.


3-D SEISMIC DATABASE LICENSED FROM FAIRFIELD

  In June 1999, Cheniere acquired 8,700 square miles of 3-D seismic data from Fairfield Industries, covering over 1,100 outer continental shelf blocks in the shallow waters of the Gulf of Mexico. The delivery and reprocessing of the data is described above and will continue through 2001.

  In March 2000, Cheniere entered into an exploration agreement with Samson Offshore Company, a private Oklahoma company, for Samson to participate as a 50% working interest owner in any drilling prospect generated or taken by Cheniere in the Gulf of Mexico. Samson will pay a disproportionate share of the cost of leasing and drilling of the initial test well on each prospect. Cheniere will be the operator.

  Also in March 2000, Cheniere and Samson jointly were the high bidder on five federal offshore lease blocks. The blocks are offshore Louisiana in water depths of less than 100 feet and initial drilling is expected to commence in May 2000.

PRODUCTION AND SALES

  The following table presents certain information with respect to natural gas production attributable to the Company, average sales prices received and average production costs during 1999. The Company had no production prior to 1999.

                                                           Year Ended
                                                          December 31,
                                                              1999
                                                          -------------
Production:
 Oil (bbls)                                                     2,975
 Gas (mmcf)                                                   633,432
 Gas equivalents (mmcfe)                                      651,282

Average sales prices:
 Oil (per barrel)                                            $  23.18
 Gas (per mcf)                                                   2.59

Selected data per mcfe:
 Average sales price                                         $   2.48
 Production costs                                                0.20
 Oil and gas depreciation, depletion and amortization            1.84


ACREAGE AND WELLS

     The following table sets forth certain information with respect to the Company's developed and undeveloped leased acreage as of December 31, 1999.


                             Developed Acres             Undeveloped Acres (1)
                             ---------------             ---------------------
                               Gross   Net                  Gross       Net
                             -------- ------             ----------- ---------
     Louisiana                 1,366   547                  7,583      4,725
     Texas                         -     -                  2,300      1,840
                               -----   ---                  -----      -----
         Total                 1,366   547                  9,883      6,565
                               =====   ===                  =====      =====

------------
(1) Approximately 23% of net undeveloped acres are covered by leases that expire during 2000.

  As of December 31, 1999, the Company had working interests in 2 gross (0.8 net) producing gas wells.

DRILLING ACTIVITIES

     All of Cheniere's drilling activities are conducted through arrangements with independent contractors. Cheniere owns no drilling equipment. Certain information with regard to the Company's drilling activities, during the year ended December 31, 1999, is set forth below:

                               Year Ended
                               December 31,
                                  1999
                           ------------------
                                      Net
                                    Working
                            Gross   Interest
                           ------- ----------
Development wells:             -        -

Exploratory wells:
 Oil                           -        -
 Gas                           2      0.8
 Nonproductive                 4      2.5
                              --      ---
  Total                        6      3.3
                              --      ---
Total wells                    6      3.3
                              ==      ===

     Cheniere drilled no wells prior to 1999. All of the Company's wells are in the United States. At December 31, 1999, the Company was not participating in the drilling of any wells.


OIL AND GAS RESERVES

     All information herein regarding estimates of the Company's proved reserves, related future net revenues and PV-10 is taken from reports generated by Ryder Scott Company Petroleum Engineers in accordance with the rules and regulations of the SEC. The independent engineers' estimates were based upon a review of production histories and other geologic, economic, ownership and engineering data provided by the Company. The PV-10 amount (present value of estimated future net revenues discounted at 10%) is calculated using year-end prices of $25.47 per barrel of oil and $2.34 per mcf of gas.

                                                           December 31, 1999
                                              ----------------------------------------------
                                                            Proved Reserves
                                              ----------------------------------------------
                                                Oil         Gas
                                               (Bbls)      (Mcf)        Mmcfe        PV-10
                                              -------   ----------   ----------  ------------
 West Cameron Block 49                         27,816    5,796,000    5,962,896    $7,570,129
                                               ------    ---------    ---------    ----------
 Total Proved Reserves                         27,816    5,796,000    5,962,896    $7,570,129
                                               ======    =========    =========    ==========
 Total Proved Developed Reserves               27,816    5,796,000    5,962,896    $7,570,129
                                               ======    =========    =========    ==========

     There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and future amounts and timing of development expenditures, including many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Estimates of proved undeveloped reserves are inherently less certain than estimates of proved developed reserves. The quantities of oil and gas that are ultimately recovered, production and operating costs, the amount and timing of future development expenditures, geologic success and future oil and gas sales prices may all differ from those assumed in these estimates. In addition, the Company's reserves may be subject to downward or upward revision based upon production history, purchases or sales of properties, results of future development, prevailing oil and gas prices and other factors. Therefore, the present value shown above should not be construed as the current market value of the estimated oil and gas reserves attributable to the Company's properties.

     In accordance with SEC guidelines, the Independent Engineers' estimates of future net revenues from the Company's proved reserves and the present value thereof are made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including, in the case of gas contracts, the use of fixed and determinable contractual price escalations. See "Supplemental Information to Consolidated Financial Statements" in the Notes to the Consolidated Financial Statements of the Company. Estimates of the Company's proved oil and gas reserves were not filed with or included in reports to any other federal authority or agency other than the SEC during the fiscal year ended December 31, 1999.


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

  The Company anticipates selling a portion of its interest in certain prospects as a means of funding its participation in the development of these properties. Cheniere is also investigating with certain oil and gas service companies the possibility of obtaining vendor financing for a portion of its drilling activities. The Company anticipates that competition will arise from other companies also seeking drilling funds from vendors and potential working interest partners. There can be no assurance that the Company will be successful in securing funds in this manner.

  The availability of a ready market for and the price of any hydrocarbons produced by the Company will depend on many factors beyond the control of the Company, including the extent of domestic production and imports of foreign oil, the marketing of competitive fuels, the proximity and capacity of natural gas pipelines, the availability of transportation and other market facilities, the demand for hydrocarbons, the political conditions in international oil-producing regions, the effect of federal and state regulation of allowable rates of production, taxation, the conduct of drilling operations, and federal regulation of natural gas. In the past, as a result of excess deliverability of natural gas, many pipeline companies have curtailed the amount of natural gas taken from producing wells, shut in some producing wells, significantly reduced gas taken under existing contracts, refused to make payments under applicable "take-or-pay" provisions, and have not contracted for gas available from some newly completed wells. The Company can give no assurance that such conditions will not arise again.

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

MMS Regulation

     The Company may conduct certain activities on federal oil and gas leases which the Minerals Management Service ("MMS") administers. The MMS grants leases through competitive bidding. These leases contain relatively standardized terms and require compliance with detailed MMS regulations and orders pursuant to The Outer Continental Shelf Lands Act ("OCSLA") (which regulations and orders are subject to change by the MMS). For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits which may be required from other agencies (such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has adopted regulations requiring offshore production facilities located on the Outer Continental Shelf ("OCS") to meet stringent engineering and construction specifications. The MMS also has regulations restricting the flaring or venting of natural gas, and has amended such regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization except under certain limited circumstances. Also, the MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the removal of all production facilities. To cover the various obligations of lessees on the OCS, the MMS generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other surety can be substantial and there is no assurance that the Company will be able to obtain such bonds or other surety in all cases.

     In March 2000, the MMS amended its regulations governing the calculation of royalties and the valuation of crude oil produced from federal leases. This rule modifies the valuation procedures for both arm's length and non-arm's length crude oil transactions to decrease reliance on oil posted prices and assign a value to crude oil that better reflects its market value. The Company cannot predict how it will be affected by this regulation.

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

     Commencing in April 1992, the FERC issued its Order No. 636 and related clarifying orders ("Order No. 636"), which, among other things, restructured the interstate natural gas industry and required interstate pipelines to provide transportation services separate, or "unbundled," from the pipelines' sales of natural gas. Order No. 636 and certain related proceedings have been the subject of a number of judicial appeals and orders on remand by the FERC. Order No. 636 has largely been upheld on appeal. The Company cannot predict when these remaining appeals will be completed or their impact on the Company. FERC continues to address Order 636-related issues (including capacity brokering, alternative and negotiated ratemaking and transportation policy matters) in a number of pending proceedings. It is unclear what impact, if any, increased competition within the natural gas industry under Order Nos. 636, et al. will have on the Company's activities. Although Order No. 636 could provide the Company with additional market access and more fairly applied transportation service rates, Order No. 636 could also subject the Company to more restrictive pipeline imbalance tolerances and greater penalties for violations of these tolerances.

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


OPERATIONAL RISKS AND INSURANCE

          The Company anticipates that any wells established by it will be drilled by proven industry contractors. Based on financial considerations, the Company may choose to utilize turnkey contracts that limit its financial and legal exposure. However, circumstances may arise where the Company is unable to secure a turnkey contract on satisfactory terms. In this case, the Company may decide to drill, or cause to be drilled, the applicable test well(s) on either a footage or day-rate basis, and the drilling thereof will be subject to the usual drilling hazards such as cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, and other environmental risks. The Company's activities are also subject to perils specific to marine operations, such as capsizing, collision, and damage or loss from severe weather. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, and suspension of operations. In accordance with customary industry practices, the Company intends to maintain insurance against some, but not all, of such risks, and some, but not all, of such losses. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect the Company's financial condition and operations.

Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at rates considered reasonable by the Company.


EMPLOYEES

     The Company had 18 full-time employees as of March 24, 2000.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

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

     All statements, other than statements of historical facts so included in this annual report that address activities, events or developments that the Company intends, expects, projects, believes, or anticipates will or may occur in the future, including, without limitation: statements regarding the Company's business strategy, plans and objectives; statements expressing beliefs and expectations regarding the ability of the Company to successfully raise the additional capital necessary to meet its obligations, the ability of the Company to secure the leases necessary to facilitate anticipated drilling activities and the ability of the Company to attract additional working interest owners to participate in the exploration and development of oil and gas reserves, and statements about non-historical Year 2000 information, are forward-looking statements within the meaning of the Act. These forward-looking statements are, and will be, based on management's then-current views and assumptions regarding future events.

     The following are some of the important factors that could affect the Company's financial performance or could cause actual results to differ materially from estimates contained in the Company's forward-looking statements. The important factors are not exclusive.

THE COMPANY HAS A LIMITED OPERATING HISTORY DURING WHICH IT HAS INCURRED LOSSES, AND IT MAY CONTINUE TO INCUR LOSSES.

     The Company has a limited operating history with respect to its oil and gas exploration activities, which were commenced in April 1996. From the Company's inception it has incurred losses and may continue to incur losses, depending on whether it generates sufficient revenue from producing reserves acquired either through acquisitions or drilling activities.

THE COMPANY HAS LIMITED CURRENT OIL AND GAS PRODUCTION AND LIMITED PROVED RESERVES, WHICH MEANS THAT ITS SUCCESS IS HIGHLY DEPENDENT ON THE SUCCESS OF ITS EXPLORATION PROGRAM.

     Cheniere established its initial oil and gas production in September 1999. Through its drilling in 1999, the Company established "proved reserves," which means that it has identified oil and gas reserves that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. The focus of Cheniere's business is exploratory drilling. Because almost all of the Company's assets are represented by investments to date in its exploration program, and the Company anticipates investing additional amounts in the program, the Company is highly dependent on the success of its exploration program.

THE COMPANY MAY NEED ADDITIONAL FINANCING AND MAY NOT BE ABLE TO OBTAIN IT ON TERMS THAT ARE ACCEPTABLE TO THE COMPANY, WHICH COULD HARM ITS ABILITY TO CONDUCT BUSINESS.

     Cheniere presently has limited operating revenues, all of which are currently dedicated to making payments on the Company's indebtedness. As of December 31, 1999, Cheniere had only $3,445,292 of current assets and a working capital deficit of $3,290,245. Because of its low level of current assets, the Company may need additional capital for a number of purposes, and if the Company were unable to obtain additional financing it could significantly harm Cheniere's ability to conduct its business, including its ability to take advantage of opportunities that come from its exploration program. Cheniere's need for additional financing include the following:

     . Additional capital will be required to pay for Cheniere's share of costs relating to the drilling of prospects and development of those that are successful, to exercise lease options, and to acquire additional oil and gas leases. The total amount of the Company's capital needs will be determined in part by the number of prospects generated within its exploration program and by the working interest that the Company retains in those prospects.

     . The Company may need funds for the repayment of its $3,100,000 short term note payable which matures on June 30, 2000. If the Company is unable to obtain sufficient new financings to repay the note or to extend its maturity, then it may be in default with respect to the note and the holder of the note will have the right to seek immediate repayment of the entire indebtedness due thereunder and enforce all other rights at law or in equity. Such a default may also cause defaults under other material contracts to which the Company is a party. Any of the foregoing actions would have a material adverse effect on the Company.

     . The Company will need funds for the payment of approximately $200,000 per month related to future deliveries of reprocessed 3-D seismic data through December 2001.

     . Should the Company choose to make an acquisition of producing oil and gas properties, it is likely that such an acquisition would require that some portion of the purchase price be paid in cash, and thus would create the need for additional capital.

     Additional capital could be obtained from a combination of funding sources. These potential funding sources include:

     .  borrowings from financial institutions,

     . debt offerings, which would increase the Company's leverage and add to its need for cash to service such debt,

     . additional offerings of the Company's equity securities, which could cause substantial dilution of its common stock,

     . the sale of a portion or all of the producing properties it owns at West Cameron Block 49, or

     . sales of portions of its working interest in the prospects within its exploration program, which would reduce future revenues from its exploration program.

     Cheniere's ability to raise additional capital will depend on the results of its operations and the status of various capital and industry markets at the time such additional capital is sought. Accordingly, there can be no assurances that capital will be available to the Company from any source or that, if available, it will be on terms acceptable to the Company.

BECAUSE OF THE COMPANY'S LACK OF DIVERSIFICATION, FACTORS HARMING THE OIL AND GAS INDUSTRY IN GENERAL, INCLUDING DOWNTURNS IN PRICES FOR OIL AND GAS, WOULD BE ESPECIALLY HARMFUL TO IT.

     As an independent energy company, Cheniere's revenues and profits will be substantially dependent on the oil and gas industry in general and the prevailing prices for oil and gas in particular. Circumstances that harm the oil and gas industry in general will have an especially harmful effect on Cheniere. Oil and gas prices have been and are likely to continue to be volatile and subject to wide fluctuations in response to any of the following factors:

     .  relatively minor changes in the supply of and demand for oil and gas;

     .  political conditions in international oil producing regions;

     . the extent of domestic production and importation of oil in relevant markets;

     .  the level of consumer demand;

     .  weather conditions;

     . the competitive position of oil or gas as a source of energy as compared with other energy sources;

     .  the refining capacity of oil purchasers; and

     . the effect of federal and state regulation on the production, transportation and sale of oil and gas.

     It is likely that adverse changes in the oil market or the regulatory environment would have an adverse effect on the Company's ability to obtain capital from lending institutions, industry participants, private or public investors or other sources.

THE COMPANY EXPERIENCES INTENSE COMPETITION IN THE OIL AND GAS INDUSTRY, WHICH MAY MAKE IT DIFFICULT FOR THE COMPANY TO SUCCEED.

     The oil and gas industry is highly competitive. If Cheniere is unable to compete effectively, it will not succeed. A number of factors may give the Company's competitors advantages over Cheniere. For example, most of the Company's current and potential competitors have significantly greater financial resources and a significantly greater number of experienced and trained managerial and technical personnel than the Company does. There can be no assurance that Cheniere will be able to compete effectively with such companies. Moreover, the oil and gas industry competes with other industries in supplying the energy and fuel needs of industrial, commercial and other consumers. Increased competition causing over supply and depressed prices could greatly affect Cheniere's operating revenues.

THE COMPANY IS SUBJECT TO SIGNIFICANT OPERATING HAZARDS AND UNINSURED RISKS, ONE OR MORE OF WHICH MAY CREATE SIGNIFICANT LIABILITIES FOR IT.

     The Company's oil and gas operations are subject to all of the risks and hazards typically associated with the exploration for, and the development and production of, oil and gas. In accordance with customary industry practices, the Company intends to maintain insurance against some, but not all, of these risks and losses. The occurrence of a significant event not fully insured or indemnified against could seriously harm the Company. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable. Risks in drilling operations include cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution and other environmental risks. The Company's activities are also subject to perils specific to marine operations, such as capsizing, collision and damage or loss from severe weather. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations.

THE COMPANY IS SUBJECT TO SIGNIFICANT EXPLORATION RISKS, INCLUDING THE RISK THAT IT MAY NOT BE ABLE TO FIND OR PRODUCE ENOUGH OIL AND GAS TO GENERATE ANY PROFITS.

     The Company's exploration activities involve significant risks, including the risk that it may not be able to find or produce enough oil and gas to generate any profits. There can be no assurance that the use of technical expertise as applied to geophysical or geological data will ensure that any well the Company drills will discover oil or gas. Further, there is no way to know in advance of drilling and testing whether any prospect will yield oil or gas in sufficient quantities to make money for the Company. In addition, the Company is highly dependent on seismic activity and the related application of new technology as a primary exploration methodology. This methodology, however, requires greater pre-drilling expenditures than traditional drilling strategies. Even when fully used and properly interpreted, 3-D seismic data can only assist the Company in identifying subsurface structures and hydrocarbon indicators, and will not allow the Company to determine conclusively if hydrocarbons will in fact be present and recoverable in such structures. There can be no assurance that the Company's exploration efforts will be successful.

THE COMPANY MAY NOT BE ABLE TO ACQUIRE THE OIL AND GAS LEASES IT NEEDS TO SUSTAIN PROFITABLE OPERATIONS.

     There can be no assurance that Cheniere will be successful in acquiring farmouts, seismic permits, lease options, leases or other rights to explore for or recover oil and gas. Consequently, the area covered by Cheniere's 3-D seismic data that could be explored through drilling could be reduced if these leases, permits, options and the like are not acquired. Both the United States Department of the Interior and the State of Louisiana award oil and gas leases on a competitive bidding basis. Further, non-governmental owners of the onshore mineral interests within the area covered by the Company's exploration program are not obligated to lease their mineral rights to the Company except where the Company has already obtained lease options. Other major and independent oil and gas companies with financial resources significantly greater than Cheniere's may bid against Cheniere for the purchase of oil and gas leases.

IF THE COMPANY IS UNABLE TO OBTAIN SATISFACTORY TURNKEY CONTRACTS, IT MAY HAVE TO ASSUME ADDITIONAL RISKS AND EXPENSES WHEN DRILLING WELLS.

     Cheniere anticipates that any wells drilled in which it has an interest will be drilled by established industry contractors under turnkey contracts that limit its financial and legal exposure. Circumstances may arise, however, where a turnkey contract is not economically beneficial to the Company or is otherwise unobtainable from proven industry contractors. In such instances, the Company may decide to drill wells on a day-rate basis, subjecting it to the usual drilling hazards such as cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution and other environmental risks. The Company would also be liable for any cost overruns attributable to drilling problems that otherwise would have been covered by a turnkey contract.

     Under a turnkey drilling contract, a negotiated price is agreed upon and the money is placed in escrow. The contractor then assumes all of the risk and expense, including any cost overruns, of drilling a well to contract depth and completing any agreed upon evaluation of the wellbore. Upon performance of all these items, the escrowed money is released to the contractor. On a non-turnkey basis, all risk and expense, including cost overruns, of drilling a well to total depths lies with the operator.

EXISTING AND FUTURE UNITED STATES GOVERNMENTAL REGULATION, TAXATION AND PRICE CONTROLS COULD SERIOUSLY HARM THE COMPANY.

     Oil and gas production and exploration are subject to comprehensive federal, state and local laws and regulations controlling the exploration for and production and sale of oil and gas and the possible effects of such activities on the environment. Failure to comply with such rules and regulations can result in substantial penalties and may harm the Company. Present as well as future legislation and regulations could cause additional expenditures, restrictions and delays in the Company's business, the extent of which cannot be predicted and which may require the Company to limit substantially, delay or cease operations in some circumstances. In most areas where the Company plans to conduct activities, there are statutory provisions regulating the production of oil and natural gas which may restrict the rate of production and adversely affect revenues. The Company plans to acquire oil and gas leases in the Gulf of Mexico, which will be granted by the federal government and administered by the U.S. Department of Interior Minerals Management Service. The Department strictly regulates the exploration, development and production of oil and gas reserves in the Gulf of Mexico. Such regulations could seriously harm the Company's operations in the Gulf of Mexico. The federal government regulates the interstate transportation of oil and natural gas, through the Federal Energy and Regulatory Commission ("FERC"). The FERC has in the past regulated the prices at which oil and gas could be sold. Federal reenactment of price controls or increased regulation of the transport of oil and natural gas could seriously harm the Company. In addition, the Company's operations are subject to numerous laws and regulations governing the discharge of oil and hazardous materials into the environment or otherwise relating to environmental protection, including the Oil Pollution Act of 1990. These laws and regulations have continually imposed increasingly strict requirements for water and air pollution control, solid waste management, and strict financial responsibility and remedial response obligations relating to oil spill protection. The cost of complying with such environmental legislation could have a general harmful effect on the Company's operations.

THE COMPANY MAY EXPERIENCE YEAR 2000 PROBLEMS, WHICH COULD CAUSE DISRUPTIONS OF ITS OPERATIONS.

     The Year 2000 presents significant issues for many computer systems. Much of the software in use today may not be able to accurately process data beyond the year 1999. The vast majority of computer systems process transactions using two digits for the year of the transaction, rather than the full four digits, making such systems unable to distinguish January 1, 2000 from January 1, 1900. Such systems may encounter significant processing inaccuracies or become inoperable when Year 2000 transactions are processed. Such matters could impact not only the Company in its day-to-day operations but also its financial institutions, customers and vendors as well as state, provincial and federal governments with jurisdictions where the Company maintains operations.

     The Company has addressed Year 2000 issues, and to date, the Company has not experienced any problems or any significant expenses related to Year 2000 issues. It has been the Company's strategy to use, wherever possible, industry prevalent products and processes with minimal customization. As a result, the Company did not have any extensive in-house hardware, software or process conversions in an effort to be Year 2000 compliant nor did the Company have Year 2000 compliance related costs that were material to its operations.

     While it is the Company's goal to be Year 2000 compliant, there can be no assurance that there will not be a material adverse effect on Cheniere as a result of a Year 2000 related issue. The Company's business partners may present the area of greatest risk to the Company, in part because of the Company's limited ability to influence actions of third parties, and in part because of the Company's inability to estimate the level and impact of noncompliance of third parties. Additionally, there are many variables and uncertainties associated with judgments regarding any contingency plans developed by the Company.

THERE IS ONLY LIMITED TRADING IN THE COMPANY'S COMMON STOCK, WHICH MAKES ITS STOCK MORE DIFFICULT TO SELL THAN THE STOCK OF COMPANIES WITH MORE ACTIVE MARKETS.

     Historically, there has been only limited trading in Cheniere's common stock, which makes its stock more difficult to sell than the stock of companies with more active markets. During 1999, the average trading volume of Cheniere's common stock on The Nasdaq SmallCap Market was approximately 78,000 shares per day. During the period from January 1, 2000 through March 24, 2000, the average trading volume of Cheniere's common stock has been approximately 674,000 shares per day.

THE COMPANY HAS NOT PAID DIVIDENDS AND DOES NOT EXPECT TO IN THE FORESEEABLE FUTURE, SO ITS STOCKHOLDERS WILL NOT BE ABLE TO RECEIVE A RETURN ON THEIR INVESTMENT WITHOUT SELLING THEIR SHARES.

     The Company has not paid dividends since its inception and does not expect to in the foreseeable future, so Cheniere's stockholders will not be able to receive a return on their investments without selling their shares. The Company presently anticipates that all earnings, if any, will be retained for development of its business. Any future dividends will be subject to the discretion of the Company's board of directors and will depend on, among other things, future earnings, the Company's operating and financial condition, its capital requirements and general business conditions.

THE COMPANY'S STOCKHOLDERS COULD EXPERIENCE DILUTION IN THE VALUE OF THEIR SHARES BECAUSE OF ADDITIONAL ISSUANCES OF SHARES.

     Any issuance of common stock by the Company may result in a reduction in the book value per share or market price per share of its outstanding shares of common stock and will reduce the proportionate ownership and voting power of such shares. The Company has 65,000,000 authorized shares of stock, consisting of 60,000,000 shares of the common stock, and 5,000,000 shares of preferred stock. As of December 31, 1999, approximately 33% of the shares of the common stock remained unissued. The board of directors has the power to issue any and all of such shares without shareholder approval. It is likely that the Company will issue shares of the common stock to raise capital to sustain operations, to exchange for or to repay its $3,100,000 in short-term notes payable and/or to finance future oil and gas exploration projects. In addition, the Company has reserved 8,467,803 shares of the common stock for issuance upon the exercise of outstanding warrants and 2,550,000 shares of the common stock for issuance upon the exercise of stock options. As of December 31, 1999, there are 2,161,195 issued and outstanding options to purchase common stock. To the extent that outstanding warrants and options are exercised, the percentage ownership of common stock of the Company's stockholders will be diluted. Moreover, the terms upon which the Company will be able to obtain additional equity capital may be adversely affected because the holders of outstanding warrants and options can be expected to exercise them at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable than the exercise terms provided by such outstanding securities. In the event of the exercise of a substantial number of warrants and options, within a reasonably short period of time after the right to exercise commences, the resulting increase in the amount of the common stock in the trading market could substantially adversely affect the market price of the common stock or the Company's ability to raise money through the sale of equity securities.

THE COMPANY DEPENDS ON KEY PERSONNEL AND COULD BE SERIOUSLY HARMED IF IT LOST THEIR SERVICES.

     Cheniere depends on its executive officers for various activities. The Company does not maintain "key person" life insurance policies on any of its personnel nor does it have employment agreements with any of its personnel. The loss of the services of any of these individuals could seriously harm the Company. In addition, the Company's future success will depend in part on its ability to attract and retain additional qualified personnel. Cheniere currently has 18 full-time employees.

THE COMPANY DEPENDS ON INDUSTRY PARTNERS AND COULD BE SERIOUSLY HARMED IF THEY DO NOT PERFORM SATISFACTORILY, WHICH IS USUALLY NOT WITHIN THE COMPANY'S CONTROL.

     Because the Company has limited financial resources, it will be largely dependent on industry partners for the success of its oil and gas exploration projects for the foreseeable future. Cheniere could be seriously harmed if its industry partners do not perform satisfactorily on projects that affect it. The Company often has no control over factors that influence the performance of its partners.

THE COMPANY IS CONTROLLED BY A SMALL NUMBER OF PRINCIPAL STOCKHOLDERS WHO MAY EXERCISE A PROPORTIONATELY LARGER INFLUENCE ON CHENIERE THAN ITS STOCKHOLDERS WITH SMALLER HOLDINGS.

     Cheniere is controlled by a small number of principal stockholders who may do things that are not in the interests of the Company's stockholders with smaller holdings. Together, William D. Forster, a director, and BSR Investments, Ltd. own approximately 17% of the outstanding common stock. BSR Investments, Ltd. is controlled by the mother of Charif Souki, chairman of Cheniere's board of directors. Accordingly, it is likely that Mr. Forster and BSR Investments, Ltd. will have significant influence on the election of Cheniere's directors and on its management, operations and affairs, including the ability to prevent or cause a change in control of the Company.

ANTI-TAKEOVER PROVISIONS OF THE CERTIFICATE OF INCORPORATION, BYLAWS AND DELAWARE LAW COULD ADVERSELY IMPACT A POTENTIAL ACQUISITION BY THIRD PARTIES THAT MAY ULTIMATELY BE IN THE FINANCIAL INTERESTS OF THE COMPANY'S SHAREHOLDERS.

     Cheniere's certificate of incorporation, bylaws and the Delaware General Corporation Law contain provisions that may discourage unsolicited takeover proposals. These provisions could have the effect of inhibiting fluctuations in the market price of the Company's shares that could result from actual or rumored takeover attempts, preventing changes in its management or limiting the price that investors may be willing to pay for shares of common stock. These provisions, among other things, authorize the board of directors to designate the terms of and to issue new series of preferred stock, to limit the personal liability of directors, to require the Company to indemnify directors and officers to the fullest extent permitted by applicable law and to impose restrictions on business combinations with some interested parties.

ITEM 3. LEGAL PROCEEDINGS

     There are no legal proceedings currently pending against the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The common stock of the Company has traded on The Nasdaq SmallCap Market under the symbol "CHEX" since April 11, 1997. From the time the Company first traded publicly until April 11, 1997, the Company traded on the OTC Bulletin Board.
The table below presents the high and low daily closing sales prices of the common stock, as reported by the Nasdaq, for each quarter during 1998 and 1999, and for a portion of the Company's current quarter.

                                 High       Low
                                 -----      ----

Three Months Ended
 March 31, 1998                 $3.06       $2.00
 June 30, 1998                  $3.63       $1.75
 September 30, 1998             $2.93       $0.81
 December 31, 1998              $1.44       $0.44

Three Months Ended
 March 31, 1999                 $2.00       $0.88
 June 30, 1999                  $1.75       $0.88
 September 30, 1999             $2.13       $1.19
 December 31, 1999              $1.41       $0.41

Three Months Ended
 March 31, 2000
  (through March 24, 2000)      $1.75       $0.19


  As of March 24, 2000, there were 42,381,973 shares of the Company's common stock outstanding held by 809 stockholders of record.

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

  With respect to equity securities sold by the Company during the fourth quarter of 1999 that were not registered under the Securities Act of 1933, as amended ("Securities Act"), see "Liquidity and Capital Resources - Private Placements of Equity" under Item 6 of this report.

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

                                       For the Year Ended           For the Four Months Ended           For the Period Ended
                                          December 31,                    December 31,                       August 31,
                                  ---------------------------     ----------------------------     ------------------------------
                                      1999            1998            1997            1996            1997               1996
                                  -----------     -----------     ------------     -----------     -----------        -----------
                                                                                    (Unaudited)
Revenues                          $ 1,614,055     $         -      $         -     $         -      $         -        $        -
Production costs                      128,859               -                -               -                -                 -
Depreciation, depletion and
 amortization                       1,361,644          39,171            2,936           2,695            8,268             3,603
General and administrative
 expenses                           1,908,805       1,619,307          444,087         189,635        1,705,193           100,211
Loss from operations               (1,785,253)     (1,658,478)        (447,023)       (192,330)      (1,713,461)         (103,814)
Interest income (expense)              31,530          20,634           58,662          (1,223)          36,993           (18,033)
Net loss                           (1,753,723)     (1,637,844)        (388,361)       (193,553)      (1,676,468)         (121,847)
Net loss per share (basic
 and diluted)                           (0.07)          (0.10)           (0.03)          (0.02)           (0.14)            (0.01)
Cash dividends per share          $         -     $         -      $         -     $         -      $         -        $        -
Weighted average shares
 outstanding                       25,796,414      16,015,499       14,348,128      10,601,368       12,143,919         8,610,941

                                                           December 31                                       August 31,
                                  ------------------------------------------------------------     ------------------------------
                                      1999            1998            1997            1996            1997               1996
                                  -----------     -----------     ------------     -----------     ------------       -----------
                                                                                   (Unaudited)
Cash                              $ 1,175,950    $   143,868      $   787,523     $ 2,419,264      $   234,764        $1,093,180
Oil and gas properties,
  proved, net                       9,459,041              -                -               -                -                 -
Oil and gas properties,
  unproved                         20,648,923     20,000,425       16,534,054       6,000,000       13,500,000         4,000,000
Total assets                       34,481,275     20,840,474       17,705,627       8,476,710       13,841,712         5,145,310
Long-term notes payable                     -      2,025,020        2,025,020               -                -                 -
 Total liabilities                  6,735,537      4,523,144        4,285,599         262,798          888,291           718,855
Total stockholders' equity         27,745,738     16,317,330       13,420,028       8,213,912       12,953,421         4,426,455


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Cheniere Operating was incorporated in Delaware in February 1996 for the purpose of engaging in the oil and gas exploration business, initially on the Louisiana Gulf Coast. On July 3, 1996, Cheniere Operating underwent a reorganization whereby Bexy Communications, Inc., a publicly held Delaware corporation ("Bexy"), received 100% of the outstanding shares of Cheniere Operating, and the former stockholders of Cheniere Operating received approximately 93% of the issued and outstanding Bexy shares. As a result of the share exchange, a change in the control of the Company occurred. The transaction was accounted for as a recapitalization of Cheniere Operating. Bexy spun off its existing assets and liabilities to its original stockholders and changed its name to Cheniere Energy, Inc.

  On April 7, 1998, the Company's Board of Directors approved a change in fiscal year-end. The change in year-end resulted in a transition period from September 1, 1997 to December 31, 1997.

Prior to the commencement of its revenues in September 1999, Cheniere was a development stage company.

PRODUCTION AND PRODUCT PRICES

  Information concerning the Company's production and average prices received for the year ended December 31, 1999 is presented in the following table. Cheniere commenced its production of oil and gas on September 9, 1999.

                                         Year Ended
                                         December 31,
                                             1999
                                         ------------
       Production:
          Oil (Bbls)                         2,975
          Gas (Mcf)                        633,432
          Gas equivalents (Mcfe)           651,282

       Average sales prices:
          Oil (per Bbl)                   $  23.18
          Gas (per Mcf)                   $   2.59


RESULTS OF OPERATIONS - COMPARISON OF THE FISCAL YEARS ENDED DECEMBER 31, 1999 AND 1998

  The Company's financial results for the year ended December 31, 1999, reflect a loss of $1,753,723 or $0.07 per share (both basic and diluted), as compared to a loss of $1,637,844, or $0.10 per share (both basic and diluted), for the fiscal year ended December 31, 1998. The Company began its initial production of oil and gas in September 1999. Oil and gas revenues totaled $1,614,055 for 1999, and related production costs were $128,859. Depreciation, depletion and amortization ("DD&A") increased to $1,361,644 in 1999 from $39,171 in 1998 principally due to the inclusion in 1999 of $1,200,186 related to proved oil and gas properties.

     General and administrative ("G&A") expenses increased to $1,908,805 in 1999 compared to $1,619,307 in 1998. During 1999, Cheniere licensed 8,700 additional square miles of 3-D seismic data and doubled the number of its employees, adding management and exploration professionals to exploit its expanded 3-D database. As a result, salaries, benefits and consulting expenses increased to $1,674,200 for 1999 compared with $773,485 in 1998. Additionally, the related expansion of office facilities increased office rent and occupancy expenses to $264,971 in 1999 from $52,558 in 1998. Legal and professional fees decreased to $286,716 in 1999 from $938,766 in 1998, largely due to the inclusion in 1998 of $817,870 of nonrecurring expenses related to arbitration proceedings. Investor relations and travel expenses increased to $293,623 in 1999 from $49,691 in 1998 as Cheniere engaged outside consultants to assist in broadening investor interest in the Company; approximately $100,000 of the 1999 expenses relate to the non-cash issuance of warrants to the Company's outside consultants. Cheniere capitalizes as oil and gas property costs that portion of G&A related to its exploration and development activities. Cheniere capitalized $960,000 of such G&A expenses in 1999 and $444,000 in 1998.

     At December 31, 1999, the cost of Cheniere's oil and gas properties exceeded its ceiling test limitation by $1,888,912. Increases in the prices of oil and gas subsequent to year-end were significant enough to fully eliminate the need for a write-down of the Company's oil and gas properties. For further discussion, see Note 2 - Summary of Significant Accounting Policies.


RESULTS OF OPERATIONS - COMPARISON OF THE FISCAL YEARS ENDED DECEMBER 31, 1998 AND AUGUST 31, 1997

  The Company's financial results for the year ended December 31, 1998, reflect a loss of $1,637,844 or $0.10 per share (both basic and diluted), as compared to a loss of $1,676,468, or $0.14 per share (both basic and diluted), for the fiscal year ended August 31, 1997. The Company did not generate revenues from operations in either of the periods. The 2% decrease in net loss in 1998 as compared to that in fiscal 1997 is primarily due to a 3% decrease in general and administrative ("G&A") expenses to $1,658,478 in 1998 compared to $1,713,461 in the 1997 fiscal year. Both periods included significant non-recurring expenses. In 1998, the Company incurred $817,870 in expenses related to arbitration proceedings. In the fiscal year ended August 31, 1997, the Company incurred a non-cash charge of $624,400 related to financial advisory services, and it incurred $164,812 in professional fees related to an acquisition that was not consummated.

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


RESULTS OF OPERATIONS - COMPARISON OF THE FOUR-MONTH PERIODS ENDED DECEMBER 31, 1997 AND 1996

  The Company's operating results for the four months ended December 31, 1997, reflect a loss of $388,361 or $0.03 per share (both basic and diluted), as compared to a loss of $193,553, or $0.02 per share (both basic and diluted) for the four months ended December 31, 1996. The Company did not generate revenues from operations in either of the periods. The increased loss in the more recent four-month period is primarily due to higher G&A expenses of $447,023, as compared to $192,330 a year earlier. G&A expenses are higher in the more recent period as the result of: (a) increased professional fees related to financing activities and to the Company's initial annual stockholders' meeting in November 1997, (b) fees related to recruiting technical professionals who were hired January 1, 1998, and (c) insurance expenses for coverages not carried in the earlier period. Interest income of $58,662 in the four months ended December 31, 1997 includes $49,000 related to an agreement that interest earned from inception to date on funds advanced by Cheniere into its 3-D exploration program accrues to the benefit of the Company.

LIQUIDITY AND CAPITAL RESOURCES

  The Company anticipates that future liquidity requirements will be met by cash balances, the sale of equity, further borrowings, vendor financing arrangements and/or the sale of portions of its interest in the prospects it has in inventory or generates in the future. At this time, no assurance can be given that such sales of equity, future borrowings, future vendor agreements or sales of portions of its interest in properties will be accomplished on terms acceptable to the Company.

Private Placements of Equity

  Since its inception, Cheniere's primary source of financing for operating expenses and investments in its exploration program has been the sale of its equity securities. Through December 31, 1999, the Company has issued 40,212,473 shares of its common stock, generating net proceeds of $33,323,981. Additional funding has come through the private placement of short-term notes, of which $4,963,213 were outstanding at December 31, 1999. Through December 31, 1999 Cheniere had invested approximately $31,308,150 in its 3-D exploration program.

     During the year ended August 31, 1997, the Company raised $9.4 million, net of offering costs, from the sale of common stock to accredited investors pursuant to Regulation D and to offshore investors pursuant to Regulation S. From the $9.4 million in net proceeds and from other available funds, $9.5 million was invested in the Company's 3-D exploration program.

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

     In 1999, the Company raised approximately $12.9 million, net of offering costs, from the sale of common stock to accredited investors pursuant to Regulation D. Proceeds of the offerings were used for the acquisition of leases and other exploration costs, as well as for general corporate purposes.

     Issuances of securities during the fourth quarter of 1999 consisted of: (a) 250,000 units (each unit representing one share of common stock and one half warrant to purchase one share of common stock) sold at a price of $1.10 per unit for net proceeds of $247,500 after payment of $27,500 in selling commissions;
(b) 10,483,031 shares of common stock sold at a price of $0.33 1/3 per share for net proceeds of $3,179,372 after payment of $314,972 in selling commissions; (c) 150,000 shares of common stock issued to an employee as compensation at a price of $0.25 per share; and (d) the issuance of 81,750 shares of common stock at a price of $1.00 and 49,341 shares of common stock at a price of $0.33 1/3 in connection with the extension of certain short-term notes payable. All of the purchasers were accredited investors, and the sales were made pursuant to Rule 506 of Regulation D without the participation of any underwriters.

Short-Term Promissory Notes

     In December 1997, Cheniere completed the private placement of a $4,000,000 bridge financing (the "December 1997 Bridge Financing"). The notes payable issued by Cheniere had an initial maturity date of March 15, 1998, which was extended to September 15, 1998 and further extended to January 15, 1999. In December 1998, Cheniere received commitments from certain noteholders to exchange notes payable for an aggregate of 2,812,528 shares of Cheniere common stock at a price of $0.72 per share. Accordingly, the $2,025,020 face amount of the exchanged notes is classified as a long-term obligation as of December 31, 1998. For those notes not exchanged for common stock, the maturity date was extended to March 15, 1999. The notes bear interest at a rate of LIBOR plus 4% (ranging from 9.5% to 9.9% through December 31, 1998). The securities purchase agreements which govern such bridge financing specify that, during the term of the notes, capital raised by the Company in excess of $16,000,000 must be directed to repayment of the notes.

     In connection with the December 1997 Bridge Financing, Cheniere issued 100,000 shares of common stock and four-year warrants to purchase 1,333,334 shares of common stock at $2-3/8 per share. Additional warrants to purchase 1,600,000 shares of Cheniere common stock were issued on September 15, 1998 in consideration for the extension to that date. In connection with the extension to January 15, 1999, the Company offered two alternatives of consideration. Holders of $3,000,000 of the notes elected to reduce the exercise price of their warrants to $1.50 per share. The holder of $1,000,000 of the notes elected to reduce the exercise price of its warrants to $2.00 per share, to extend the term of such warrants to five years from the latter of September 15, 1998 or the date of issue, to receive additional warrants to purchase 387,500 shares of common stock and to receive 50,000 shares of common stock. In January 1999, the maturity date was extended to March 15, 1999. In March 1999, the maturity date was extended to April 15, 1999. As consideration for the extension to April 15, 1999, the Company reduced the exercise price by $0.25 per share for all warrants issued in connection with the issuance or extensions of the notes. In April 1999, the maturity date was extended to July 15, 1999, at which time $987,490 (50% of the then-outstanding balance) was repaid, the maturity date for the remainder was extended to October 15, 1999 and the interest rate was increased to LIBOR plus 6%. In September 1999, certain noteholders exchanged notes payable and accrued interest totaling $158,548 for units of common stock and warrants to purchase common stock at a price of $1.10 per unit. In October 1999, the maturity date of the remaining notes was extended to December 15, 1999. In consideration of the extension of the maturity date, the Company issued 81,750 shares of common stock to the noteholders at a price of $1.00 per share. In December 1999, the maturity date of the notes was extended to March 15, 2000. In consideration of this extension, the Company issued 49,341 shares of common stock at a price of $0.33 1/3 per share and warrants to purchase 382,401 shares of common stock at a price to be determined in the future, between $0.75 and $1.00 per share, on or before December 16, 2004. Also in December 1999, a noteholder exchanged a $75,000 note payable for units of common stock and warrants to purchase common stock at a price of $0.33 1/3 per unit. Proceeds from the December 1997 Bridge Financing were used to fund the Company's activities related to its 3-D exploration program and for general corporate purposes. On March 15, 2000, the Company repaid the remaining balance of $755,000 on the notes outstanding under the December 1997 Bridge Financing.

     On September 1, 1999, Cheniere established a $3,100,000 platform financing facility to fund a production platform and other exploration and development costs in the West Cameron Block 49 area. Borrowings under the facility are to be repaid from Cheniere's share of net cash flow from production through the West Cameron Block 49 platform. The note is secured by Cheniere's oil and gas properties and has a maturity date of June 30, 2000. Financing costs include interest at 10% per annum and a 5% net profit interest in the initial two wells producing through the platform. At December 31, 1999 the outstanding balance under the facility was $3,090,643.

     In December 1999, Cheniere entered into a financing agreement with a supplier of well services to consolidate and convert trade accounts payable balances into a short-term secured note payable. Interest is payable at 10% per annum. The note is secured by Cheniere's oil and gas properties and matures on July 5, 2000. At December 31, 1999 the outstanding balance was $1,117,570.

     In December 1999 and February 2000, the Company entered into amendments with respect to the platform financing facility in part to amend certain financial covenants with respect to which it was in breach as disclosed in the Company's quarterly report for the three months ended September 30, 1999. In connection with these amendments, the Company also formalized the well services financing, provided for certain priorities in repayments between lenders to come from oil and gas production revenues and borrowed an additional $605,000 in February 2000.

     Management believes that the Company is in compliance with all financial covenants relating to its debt agreements as of December 31, 1999.

Management's Plans and Continued Capital Raising Activities

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Cheniere is a company in the early stages of its operations, with initial production and revenues commencing in September 1999.

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

     At December 31, 1999, the Company had outstanding $4,963,213 in notes payable, which is the major component of the Company's working capital deficit of $3,290,245, and it borrowed an additional $605,000 on February 29, 2000. On March 15, 2000, Cheniere repaid the full balance outstanding of $755,000 related to its December 1997 bridge financing. In addition, it has made the required payments under its other notes payable, totaling $803,160 for principal, interest and net profit interest payments through February 29, 2000. Cheniere has raised $1,762,500 through the sale of equity securities subsequent to December 31, 1999. The Company has also entered into an exploration agreement whereby it has agreed to sell a partial interest in certain existing prospects and in prospects yet to be generated. (See Note 12-Subsequent Events.)

     In the event that the Company is not successful in future efforts to raise capital for its operations, management believes that trades or sales of partial interests to industry partners would be utilized to explore and develop the Company's oil and gas properties; however, the ownership interest which would be retained by the Company would be reduced accordingly.

New Accounting Pronouncements

     On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 for certain companies (January 1, 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (only certain types of hedge transactions are reported as a component of other comprehensive income). Additionally, for all hedge transactions the nature and type of hedge should be disclosed. The Company does not expect the adoption of SFAS 133 to have a material impact on its financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company produces and sells natural gas, crude oil and condensate. As a result, the Company's financial results can be significantly affected as these commodity prices fluctuate widely in response to changing market forces. The Company has not entered into any derivative transactions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                         INDEX TO FINANCIAL STATEMENTS


CHENIERE ENERGY, INC. AND SUBSIDIARIES
Report of Independent Accountants................   25
Consolidated Balance Sheet.......................   26
Consolidated Statement of Operations.............   27
Consolidated Statement of Stockholders' Equity...   28
Consolidated Statement of Cash Flows.............   29
Notes to Consolidated Financial Statements.......   30
Supplemental Information to Consolidated Financial
 Statements......................................   41

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Cheniere Energy, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 46 present fairly, in all material respects, the financial position of Cheniere Energy, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998, the four-month period ended December 31, 1997, and the year ended August 31, 1997 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has, since its inception in February 1996, been dependent on capital contributions to finance its oil and gas exploration activities. The recoverability of the Company's unevaluated oil and gas properties is dependent on future events, including obtaining adequate financing for its exploration and development program, the successful completion of its planned drilling program, and the achievement of a level of operating revenues that is sufficient to support the Company's cost structure. In addition, at December 31, 1999, the Company has $4,963,213 of notes payable which are due on or before July 5, 2000. Management's plans in regard to these matters are also described in Note 13. The uncertainties associated with these matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 15, 2000

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET


                                                                      DECEMBER 31,     DECEMBER 31,
                             ASSETS                                        1999            1998
                                                                      ------------     ------------
 Cash                                                                 $  1,175,950     $   143,868
 Accounts Receivable                                                       906,569          97,837
 Subscriptions Receivable                                                        -         500,000
 Debt Issuance Costs, net                                                  138,909               -
 Prepaid Expenses and Other Current Assets                               1,223,864           8,833
                                                                      ------------     -----------
   Total current assets                                                  3,445,292         750,538

 OIL AND GAS PROPERTIES, full cost method
  Proved Properties, net                                                 9,459,041               -
  Unproved Properties, not subject to amortization                      20,648,923      20,000,425
                                                                      ------------     -----------
                                                                        30,107,964      20,000,425
 FIXED ASSETS, net                                                         928,019          89,511
                                                                      ------------     -----------
   Total Assets                                                       $ 34,481,275     $20,840,474
                                                                      ============     ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     -------------------------------------

CURRENT LIABILITIES
 Accounts Payable and Accrued Liabilities                             $  1,772,324     $   523,144
 Notes Payable                                                           4,963,213       1,974,980
                                                                      ------------     -----------
  Total current liabilities                                              6,735,537       2,498,124
                                                                      ------------     -----------
LONG-TERM NOTES PAYABLE
 Related Party                                                                   -       2,000,000
 Other                                                                           -          25,020
                                                                      ------------     -----------
  Total long-term liabilities                                                    -       2,025,020
                                                                      ------------     -----------
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' EQUITY
Common Stock, $.003 par value
 Authorized: 60,000,000 and 40,000,000 shares, respectively
 Issued and Outstanding: 40,212,473 shares at December 31, 1999;
 18,973,749 at December 31, 1998                                           120,637          56,922
Preferred Stock, $.0001 par value
 Authorized: 5,000,000 shares; Issued and Outstanding: none                      -               -
Additional Paid-in-Capital                                              33,203,344      20,084,928
Accumulated Deficit                                                     (5,578,243)     (3,824,520)
                                                                      ------------     -----------
 Total Stockholders' Equity                                             27,745,738      16,317,330
                                                                      ------------     -----------
 Total Liabilities and Stockholders' Equity                           $ 34,481,275     $20,840,474
                                                                      ============     ===========

   The accompanying notes are an integral part of the financial statements.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS

                                                                 Year Ended              Four Months Ended
                                                                December 31,                December 31,          Year Ended
                                                      --------------------------    --------------------------    August 31,
                                                          1999          1998            1997           1996           1997
                                                      -----------    -----------    -----------    -----------    -----------
                                                                                                    (Unaudited)

Oil and Gas Revenues                                  $ 1,614,055    $         -    $         -    $         -    $         -
                                                      -----------    -----------    -----------    -----------    -----------
Production Costs                                          128,859              -              -              -              -
Depreciation, Depletion and Amortization                1,361,644         39,171          2,936          2,695          8,268
General and Administrative Expenses                     1,908,805      1,619,307        444,087        189,635      1,705,193
                                                      -----------    -----------    -----------    -----------    -----------
Total Operating Costs and Expenses                      3,399,308      1,658,478        447,023        192,330      1,713,461
                                                      -----------    -----------    -----------    -----------    -----------
Loss from Operations Before Interest
 and Income Taxes                                      (1,785,253)    (1,658,478)      (447,023)      (192,330)    (1,713,461)
Interest Income                                            31,530         20,634         58,662          7,329         56,161
Interest Expense                                                -              -              -         (8,552)       (19,168)
                                                      -----------    -----------    -----------    -----------    -----------
Loss From Operations Before Income Taxes               (1,753,723)    (1,637,844)      (388,361)      (193,553)    (1,676,468)
Provision for Income Taxes                                      -              -              -              -              -
                                                      -----------    -----------    -----------    -----------    -----------
Net Loss                                              $(1,753,723)   $(1,637,844)   $  (388,361)   $  (193,553)   $(1,676,468)
                                                      ===========    ===========    ===========    ===========    ===========
Net Loss Per Share (basic and diluted)                $     (0.07)   $     (0.10)   $     (0.03)   $     (0.02)   $     (0.14)
                                                      ===========    ===========    ===========    ===========    ===========
Weighted Average Number of Shares
 Outstanding                                           25,796,414     16,015,455     14,348,128     10,601,368     12,143,919
                                                      ===========    ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of the financial statements.



                                              CHENIERE ENERGY, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                Common Stock             Additional                        Total
                                           ---------------------          Paid-In         Accumulated    Stockholders'
                                              Shares    Amount            Capital           Deficit         Equity
                                           ----------  ---------       -------------     ------------    -------------

Balance - August 31, 1996                   9,931,767    $29,795       $   4,518,507     $   (121,847)   $ 4,426,455

Issuances of Stock                          4,124,099     12,373          11,128,052                -     11,140,425
Conversion of Notes Payable                   105,000        315             209,685                -        210,000
Issuance of Warrants                                -          -               6,450                -          6,450
Expenses Related to Offerings                       -          -          (1,153,441)               -     (1,153,441)
Net Loss                                            -          -                   -       (1,676,468)    (1,676,468)
                                           ----------  ---------       -------------     ------------    -----------
Balance - August 31, 1997                  14,160,866     42,483          14,709,253       (1,798,315)    12,953,421

Issuances of Stock                            297,000        891             827,609                -        828,500
Issuance of Warrants                                -          -             101,000                -        101,000
Expenses Related to Offerings                       -          -             (74,532)               -        (74,532)
Net Loss                                            -          -                   -         (388,361)      (388,361)
                                           ----------  ---------       -------------     ------------    -----------
Balance - December 31, 1997                14,457,866     43,374          15,563,330       (2,186,676)    13,420,028

Issuances of Stock                          4,515,883     13,548           4,370,104                -      4,383,652
Issuance of Warrants                                -          -             319,494                -        319,494
Expenses Related to Offerings                       -          -            (168,000)               -       (168,000)
Net Loss                                            -          -                   -       (1,637,844)    (1,637,844)
                                           ----------  ---------       -------------     ------------    -----------
Balance - December 31, 1998                18,973,749     56,922          20,084,928       (3,824,520)    16,317,330

Issuances of Stock                         17,483,887     52,451          10,962,229                -     11,014,680
Conversion of Notes Payable and Interest    3,170,362      9,511           2,236,626                -      2,246,137
Issuance of Warrants                                -          -             200,000                -        200,000
Repricing of Warrants                               -          -              35,702                -         35,702
Conversion of Production Payment              584,475      1,753             398,247                -        400,000
Expenses Related to Offerings                       -          -            (714,388)               -       (714,388)
Net Loss                                            -          -                   -       (1,753,723)    (1,753,723)
                                           ----------  ---------       -------------     ------------    -----------
Balance - December 31, 1999                40,212,473  $ 120,637       $  33,203,344     $ (5,578,243)   $27,745,738
                                           ==========  =========       =============     ============    ===========


   The accompanying notes are an integral part of the financial statements.

                     CHENIERE ENERGY, INC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS


                                                       Year Ended               Four Months Ended
                                                       December 31,                December 31,            Year Ended
                                               ---------------------------   --------------------------     August 31,
                                                    1999          1998            1997          1996          1997
                                               ------------    -----------   ------------    ----------   ------------
                                                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss                                      $ (1,753,723)   $(1,637,844)  $   (388,361)   $ (193,553)  $ (1,676,468)
 Adjustments to Reconcile Net Loss to
  Net Cash Provided by (Used in) Operating
  Activities:
  Depreciation, Depletion and Amortization        1,361,644         39,171          2,936         2,695          8,268
  Compensation Paid in Common Stock                  37,500              -              -             -        624,400
  Non-Cash Expense (Issuance of Warrants)           100,000              -              -             -          6,450
                                               ------------    -----------   ------------    ----------   ------------
                                                   (254,579)    (1,598,673)      (385,425)     (190,858)    (1,037,350)
Changes in Operating Assets and Liabilities
  Accounts Receivable                              (808,732)         4,493       (102,330)            -              -
  Subscriptions Receivable                          500,000       (500,000)             -             -              -
  Debt Issuance Costs                              (138,909)             -              -             -              -
  Prepaid Expenses and Other Current Assets         (82,734)         1,710         46,598        (1,832)       (52,341)
  Accounts Payable and Accrued Liabilities        1,249,178        251,378        (18,525)      (31,056)        95,397
  Advances from Officers                                  -              -              -             -           (961)
                                               ------------    -----------   ------------    ----------   ------------
NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES                                          464,224     (1,841,092)     (459,682)      (223,746)      (995,255)
                                               ------------    -----------   ------------    ----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Fixed Assets                          (999,965)       (81,810)             -        (6,180)       (10,745)
Proceeds from Sales of Oil and Gas Seismic
 Data                                               275,000              -         46,000             -              -
Oil and Gas Property Additions                   (8,534,225)    (2,804,905)    (3,050,027)   (2,000,000)    (9,500,000)
                                               ------------    -----------   ------------    ----------   ------------
NET CASH USED IN INVESTING ACTIVITIES            (9,259,190)    (2,886,715)    (3,004,027)   (2,006,180)    (9,510,745)
                                               ------------    -----------   ------------    ----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Notes with
 Detachable Warrants                                      -        180,000      4,000,000             -              -
Proceeds from Issuance of Notes Payable or
 Advances                                         3,100,000        697,000              -             -        500,000
Repayment of Notes Payable or Advances             (996,846)      (877,000)      (500,000)     (215,000)      (215,000)
Sale of Common Stock                              8,438,282      4,252,152        591,000     4,460,375     10,516,025
Offering Costs                                     (714,388)      (168,000)       (74,532)     (689,365)    (1,153,441)
                                               ------------    -----------   ------------    ----------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES         9,827,048      4,084,152      4,016,468     3,556,010      9,647,584
                                               ------------    -----------   ------------    ----------   ------------
NET INCREASE (DECREASE) IN CASH                   1,032,082       (643,655)       552,759     1,326,084       (858,416)
CASH - BEGINNING OF PERIOD                          143,868        787,523        234,764     1,093,180      1,093,180
                                               ------------    -----------   ------------    ----------   ------------
CASH - END OF PERIOD                           $  1,175,950    $   143,868   $    787,523   $ 2,419,264   $    234,764
                                               ============    ===========   ============   ===========   ============

   The accompanying notes are an integral part of the financial statements.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1-ORGANIZATION AND NATURE OF OPERATIONS

   Cheniere Energy, Inc., a Delaware corporation, is engaged in exploration for oil and gas reserves. The terms "Cheniere" and "Company" refer to Cheniere Energy, Inc. and its subsidiaries. The Company operates principally through its wholly-owned subsidiary, Cheniere Energy Operating Co., Inc. ("Cheniere Operating"). Cheniere Operating is a Houston-based company formed for the purpose of oil and gas exploration, development and exploitation. The Company is currently engaged in the exploration for oil and natural gas along the Gulf Coast of Louisiana, onshore and in the shallow waters of the Gulf of Mexico.
The Company began its oil and gas activities in April 1996 and commenced oil and gas production in September 1999. Prior to the commencement of its revenues in September 1999, Cheniere was a development stage company under the provisions of Statement of Financial Accounting Standards No. 7 - "Development Stage Enterprises."


NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

   The consolidated financial statements include the accounts of Cheniere Energy, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.

   On April 7, 1998, the Company's Board of Directors approved a change in fiscal year-end. The change in year-end resulted in a transition period from September 1, 1997 to December 31, 1997.

Oil and Gas Properties

   The Company follows the full cost method of accounting for its oil and gas properties. Under this method, all productive and nonproductive exploration and development costs incurred for the purpose of finding oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, together with internal costs directly attributable to property acquisition, exploration and development activities. Interest is capitalized on oil and gas properties not subject to amortization and in the process of development. The Company capitalized interest in the amount of $415,262 for the year ended December 31, 1999, $1,058,595 for the year ended December 31, 1998 and $49,616 during the four-month period ended December 31, 1997. No interest was capitalized prior to the four-month period ended December 31, 1997.

   The costs of the Company's oil and gas properties, including the estimated future costs to develop proved reserves, are depreciated using a composite units-of-production rate based on estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Net capitalized costs are limited to a capitalization ceiling, calculated on a quarterly basis as the aggregate of the present value, discounted at 10%, of estimated future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties, less related income tax effects.
Subsequent to December 31, 1999, prices for oil and gas have increased to levels at which the Company's capitalized costs do not exceed its capitalization ceiling. If the capitalization ceiling were limited to a value calculated using prices in effect at December 31, 1999, the Company's capitalized costs would have exceeded its capitalization ceiling by $1,888,912. Product prices continue to be volatile subsequent to December 31, 1999. In the future, should prices decline further, and depending upon drilling results, the Company could be required to record a valuation adjustment to its oil and gas property balances, resulting in a future noncash charge against earnings.

   The Company's allocation of 3-D seismic exploration costs to proved properties involves an estimate of the total reserves to be discovered in the project. It is reasonably possible, based on the results obtained from future drilling, that revisions to this estimate could occur within the next twelve months, which could affect the Company's capitalization ceiling.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES

Revenue Recognition

   Revenues from the sale of oil and gas produced are recognized upon the passage of title, net of royalties and net profits royalty interests.

   Revenues from natural gas production are recorded using the sales method, net
of royalties and net profits royalty interests.   When sales volumes exceed the
Company's entitled share, an overproduced imbalance occurs. To the extent the overproduced imbalance exceeds the Company's share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. At December 31, 1999 and 1998, the Company had no overproduced imbalances.

   Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

Debt Issuance Costs

   Costs incurred in connection with the issuance of debt are capitalized and amortized into interest expense (which is then capitalized as a cost of oil and gas properties) over the term of the related debt. Accumulated amortization was $24,382 as of December 31, 1999.

Fixed Assets

   Fixed assets are recorded at cost. Repairs and maintenance costs are charged to operations as incurred. Depreciation is computed using the straight-line method calculated to amortize the cost of assets over their estimated useful lives which range from three to seven years. Upon retirement or other disposition of property and equipment, the cost and related depreciation is removed from the accounts and the resulting gains or losses are recorded.

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

Stock-Based Compensation

   SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company grants options at or above the market price of its common stock at the date of each grant.

Earnings (Loss) Per Share

   Earnings (loss) per share ("EPS") is computed in accordance with the requirements of SFAS No. 128, "Earnings Per Share." Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
dividing net income (loss) by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if the potential common shares had been issued. Basic and diluted EPS for all periods presented are the same since the effect of the Company's options and warrants is antidilutive to its net loss per share under SFAS No. 128.

Cash Equivalents

   The Company classifies all investments with original maturities of three months or less as cash equivalents.

Fair Value of Financial Instruments

   The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. The carrying value of the Company's notes payable is considered to approximate the fair value of those instruments due to the short-term nature of the instruments.

Commodity Price Risk

   The Company produces and sells natural gas, crude oil and condensate. As a result, the Company's financial results can be significantly affected as these commodity prices fluctuate widely in response to changing market forces. The Company has not entered into any hedging transactions. The Company's market risk with respect to its fixed-rate, short-term notes payable is considered to be immaterial due to the short-term nature of these instruments.

Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires that the Company make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.
Management believes its estimates are reasonable.

New Accounting Pronouncements

  On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 for certain companies (January 1, 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (only certain types of hedge transactions are reported as a component of other comprehensive income). Additionally, for all hedge transactions the nature and type of hedge should be disclosed. The Company does not expect the adoption of SFAS 133 to have a material impact on its financial statements.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTE 3-FIXED ASSETS

 Fixed assets consist of the following:

                                           December 31,
                                    -------------------------
                                       1999            1998
                                    ----------       --------
Furniture and Fixtures              $  133,588       $ 37,442
Computers and Office Equipment         544,925         84,904
Other                                  464,939         21,143
                                    ----------       --------
                                     1,143,452        143,489
Less Accumulated Depreciation         (215,433)       (53,978)
                                    ----------       --------
Fixed Assets, Net                   $  928,019       $ 89,511
                                    ==========       ========


NOTE 4-OIL AND GAS PROPERTIES

   Investments in oil and gas properties were as follows at December 31, 1999 and 1998:

                                            1999            1998
                                         -----------    ------------
Oil and gas properties:
  Proved                                 $10,659,227    $
  Unproved                                20,648,923      20,000,425
                                         -----------    ------------
                                          31,308,150      20,000,425

Less accumulated depreciation,
  depletion and amortization              (1,200,186)   $
                                         -----------    ------------
                                         $30,107,964     $20,000,425
                                         ===========    ============

   Depreciation, depletion and amortization of oil and gas property costs commenced in 1999 and totaled $1,200,186 for the year ended December 31, 1999. Depreciation, depletion and amortization per equivalent Mcf (using an Mcf-to-barrel conversion factor of 6 to 1) was $1.84 for the year ended December 31, 1999. All of Cheniere's oil and gas properties are located within the United States or its territorial waters.

   The Company has made a substantial investment in acquiring, processing and reprocessing its 3-D seismic database covering a 9,000-square-mile project area in the Gulf of Mexico. The costs of this project become subject to amortization on a ratable basis as the oil and gas reserves expected to be recovered from the project are discovered. As of December 31, 1999, Cheniere had received reprocessed seismic data over approximately 900 square miles. Interpretation of this data is ongoing.


NOTE 5-NOTES PAYABLE

   At December 31, 1999, Cheniere had outstanding short-term notes payable of $4,963,213. Three financing facilities comprised the balance: platform financing of $3,090,643, well services financing of $1,117,570 and December 1997 bridge financing notes of $755,000. The terms of each of these facilities and of others that were utilized within the three years ended December 31, 1999 are described in the following paragraphs.

September 1999 - $3,100,000 Platform Financing

   On September 1, 1999, Cheniere established a $3,100,000 financing facility to fund a production platform and other exploration and development costs in the West Cameron Block 49 area. Borrowings under the facility are to be repaid from Cheniere's share of net cash flow from production through the West Cameron Block 49 platform. The note is secured by Cheniere's oil and gas properties and has a maturity date of June 30, 2000. Financing costs

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
include interest at 10% per annum and a 5% net profit interest in the initial two wells producing through the platform. At December 31, 1999, the outstanding balance under the facility was $3,090,643. Subsequent to December 31, 1999, the Company borrowed an additional $605,000 under the same facility. (See Note 12-Subsequent Events.)

December 1999 - $1,117,570 Well Services Financing

   In December 1999, Cheniere entered into a financing agreement with a supplier of well services to consolidate and convert trade accounts payable balances into a short-term secured note payable. Interest is payable at 10% per annum. The note is secured by Cheniere's oil and gas properties and matures on July 5, 2000. At December 31, 1999 the outstanding balance was $1,117,570.

December 1997 - $4,000,000 Bridge Financing

   In December 1997, Cheniere completed the private placement of a $4,000,000 bridge financing (the "December 1997 Bridge Financing"). The notes payable issued by Cheniere had an initial maturity date of March 15, 1998, which was extended to September 15, 1998 and further extended to January 15, 1999. In December 1998, Cheniere received commitments from certain noteholders to exchange notes payable for an aggregate of 2,812,528 shares of Cheniere common stock at a price of $0.72 per share. Accordingly, the $2,025,020 face amount of the exchanged notes was classified as a long-term obligation as of December 31, 1998. For those notes not exchanged for common stock, the maturity date was extended to March 15, 1999. The notes originally bore interest at a rate of LIBOR plus 4%. The securities purchase agreements which govern such bridge financing specify that, during the term of the notes, capital raised by the Company in excess of $16,000,000 must be directed to repayment of the notes.

   In connection with the December 1997 Bridge Financing, Cheniere issued 100,000 shares of common stock and four-year warrants to purchase 1,333,334 shares of common stock at $2-3/8 per share. Additional warrants to purchase 1,600,000 shares of Cheniere common stock were issued on September 15, 1998 in consideration for the extension to that date. In connection with the extension to January 15, 1999, the Company offered two alternatives of consideration. Holders of $3,000,000 of the notes elected to reduce the exercise price of their warrants to $1.50 per share. The holder of $1,000,000 of the notes elected to reduce the exercise price of its warrants to $2.00 per share, to extend the term of such warrants to five years from the latter of September 15, 1998 or the date of issue, to receive additional warrants to purchase 387,500 shares of common stock and to receive 50,000 shares of common stock. In January 1999, the maturity date was extended to March 15, 1999. In March 1999, the maturity date was extended to April 15, 1999. As consideration for the extension to April 15, 1999, the Company reduced the exercise price by $0.25 per share for all warrants issued in connection with the issuance or extensions of the notes. In April 1999, the maturity date was extended to July 15, 1999, at which time $987,490 (50% of the then-outstanding balance) was repaid, the maturity date for the remainder was extended to October 15, 1999, and the interest rate was increased to LIBOR plus 6% (approximately 12.14% at December 31, 1999). In September 1999, certain noteholders exchanged notes payable and accrued interest totaling $158,608 for units of common stock and warrants to purchase common stock at a price of $1.10 per unit. In October 1999, the maturity date of the remaining notes was extended to December 15, 1999. In consideration of the extension of the maturity date, the Company issued 81,750 shares of common stock to the noteholders at a price of $1.00 per share. In December 1999, the maturity date of the notes was extended to March 15, 2000. In consideration of this extension, the Company issued 49,341 shares of common stock at a price of $0.33 1/3 per share and warrants to purchase 382,401 shares of common stock at a price to be determined in the future, between $0.75 and $1.00 per share, on or before December 16, 2004. Also in December 1999, a noteholder exchanged a $75,000 note payable for units of common stock and warrants to purchase common stock at a price of $0.33 1/3 per unit. On March 15, 2000, the Company repaid the $755,000 remaining balance of the notes. (See Note 12 - Subsequent Events.)


NOTE 6-INCOME TAXES

     From its inception the Company has recorded losses for both financial reporting purposes and for federal income tax reporting purposes. Accordingly, the Company is not presently a taxpayer and has not recorded a provision for income taxes in any of the periods presented in the accompanying financial statements.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES

     At December 31, 1999, the Company had net operating loss ("NOL") carryforwards for tax reporting purposes of approximately $12,940,000. In accordance with SFAS No. 109, a valuation allowance equal to the tax benefit for deferred taxes has been established due to the uncertainty of realizing the benefit of such NOL carryforwards.

     Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:


                                       December 31,
                                --------------------------
Deferred Tax Assets                 1999           1998
-------------------             -----------    -----------
NOL Carryforwards               $ 4,400,000    $ 1,554,000
Less:  Valuation Allowance       (4,400,000)    (1,554,000)
                                -----------    -----------
Net Deferred Tax Assets         $         -    $         -
                                ===========    ===========

     Net operating loss carryforwards expire starting in 2006 extending through 2014. Per year availability of losses incurred prior to July 3, 1996 of approximately $747,000 is subject to change of ownership limitations under Internal Revenue Code Section 382.

     The gross change in the valuation allowance for deferred tax assets increased $2,846,000 and $557,000 during the years ended December 31, 1999 and 1998, respectively.

NOTE 7-WARRANTS

     As of December 31, 1999 the Company has issued and outstanding 8,467,803 warrants. The Company has reserved an equal number of shares of common stock for issuance upon the exercise of its outstanding warrants. Warrants issued by the Company do not confer upon the holders thereof any voting or other rights of a stockholder of the Company. In instances where warrants were granted in connection with financings, the valuation of such warrants was calculated in accordance with the provisions of APB Opinion No. 14, incorporating the estimated fair market interest rate at the time. The issuances and terms of the warrants are described below.

December 1997 Bridge Financing Warrants

     In connection with Cheniere's $4,000,000 December 1997 Bridge Financing (Note 5), the Company issued warrants to purchase 1,333,334 shares of common stock at $2 3/8 per share. Additional warrants to purchase 1,600,000 shares of Cheniere common stock were issued on September 15, 1998 in consideration for the extension to that date. In connection with the extension to January 15, 1999, the Company offered two alternatives of consideration. Holders of warrants to purchase 2,200,000 shares of common stock elected to reduce the exercise price of their warrants to $1.50. The holder of warrants to purchase 733,334 shares of common stock elected to reduce the exercise price of its warrants to $2.00 per share, to extend the term of such warrants to five years from the latter of September 15, 1998 or the date of issue, to receive additional warrants to purchase 387,500 shares of common stock and to receive 50,000 shares of common stock. In January 1999, the maturity date was extended to March 15, 1999. In March 1999, the maturity date was extended to April 15, 1999. As consideration for the extension to April 15, 1999, the Company reduced the exercise price by $0.25 per share for all warrants issued in connection with the issuance or extensions of the notes. In connection with extensions of the maturity dates from October 1999 to December 1999 and then to March 2000, the Company issued 131,091 shares of common stock and warrants to purchase 382,401 shares of common stock at a price to be determined in the future, between $0.75 and $1.00 per share, and extended the term of all warrants related to then outstanding notes payable to December 16, 2004.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES

Unit Warrants

     In August, September, November, and December 1998, the Company sold 1,950,000 units, each such unit consisting of one share of common stock and one-half warrant to purchase one share of common stock, totaling 1,950,000 shares of common stock and warrants to purchase 975,000 shares of common stock. Each such warrant is exercisable within two years from the date of issue at an exercise price of $2.00 per share.

     In April 1999, Cheniere sold 300,000 units to two investors at a price of $1.00 per share. Each unit was comprised of one share of common stock and one warrant to purchase one share of common stock, totaling 300,000 shares of common stock and warrants to purchase 300,000 shares of common stock. Warrants issued in connection with these sales of the units are exercisable on or before the second anniversary date of the date the units were sold at an exercise price of $1.00 per share. In July 1999, the Company issued 150,000 warrants exercisable at $1.00 per share on or before July 5, 2004 in connection with a pricing adjustment to the number of units sold in April 1999.

     In September and October 1999, Cheniere sold 1,074,134 units at a price of $1.10 per unit. Each unit was comprised of one share of common stock and one half warrant to purchase one share of common stock, totaling 1,074,134 shares of common stock and warrants to purchase 537,067 shares of common stock. Warrants issued in connection with these sales of units are exercisable at an exercise price of $1.50 per share on or before the third anniversary date of the date the units were sold.

Seismic Transaction Warrants

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

Adviser Warrants

     In consideration of certain investment advisory and other services to the Company, and pursuant to warrant agreements, each dated as of August 21, 1996, the Company issued warrants to purchase 13,600 and 54,400 shares of common stock. The warrants are exercisable at any time on or before May 15, 2000, at an exercise price of $3.00 per share. The exercise price represents the approximate market price of the underlying common stock at the time of the transaction.

     In conjunction with a private placement of common stock in March 1997 the Company issued 50,000 warrants to a financial advisor. The warrants were issued in March 1998 at an exercise price of $3.125 per share and are exercisable on or before March 31, 2000.

     Effective in July 1999, Cheniere issued 50,000 warrants exercisable at $1.50 per share on or before June 30, 2004 as consideration for assistance in the private placement of securities.

     In September 1999, the Company issued to a consultant warrants to purchase 200,000 shares of common stock on or before September 26, 2004 at exercise prices per share of $1.375 for 50,000 shares, $1.875 for 50,000 shares, $2.375 for 50,000 shares and $2.875 for 50,000 shares. The warrants were valued at $1.00 per warrant using a Black-Scholes methodology at the date of the issuance, which is being amortized over the term of the consulting agreement.

     In November and December 1999, as consideration for assistance in the private placement of securities, the Company issued 945,000 warrants exercisable at $1.00 per share on or before the third anniversary of the issuances.

June 1998 Bridge Financing Warrants

     In conjunction with the issuance of $180,000 senior term notes payable in June 1998, the Company issued warrants to purchase 83,334 shares of common stock at an exercise price of $2.00 per share. Such warrants are exercisable on or before June 4, 2002 at an exercise price of $2.00 per share and are subject to customary anti-dilution adjustments.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES

June 1996 Warrants

     In conjunction with the issuance of the $425,000 in notes payable, the Company issued and continues to have outstanding 141,667 warrants (collectively, the "June 1996 Warrants"), each of which entitles the registered holder thereof to purchase one share of common stock. The June 1996 Warrants are exercisable at any time on or before June 14, 2000, at an exercise price of $3.00 per share. The exercise price was determined at a 100% premium to the sales price of Cheniere stock by private placement during May 1996. The June Warrants were originally issued by Cheniere and were converted to warrants of Cheniere following the Reorganization. The June 1996 Warrants were issued to a group of eleven investors in connection with a private placement of unsecured promissory notes.

     Effective September 14, 1996, the Company had not paid all amounts due and payable under the notes by the Maturity Date. Certain of the noteholders converted their notes into 105,000 shares of common stock. One of the noteholders purchased the promissory notes of the remaining noteholders. As per the terms of the notes, the holder was entitled to receive up to an aggregate of 21,500 additional warrants for each month, or partial month, any amounts remained due and payable after September 14, 1996, up to a maximum aggregate number of 86,000 such additional warrants. These notes were repaid on December 14, 1996, and upon repayment the Company issued 64,500 warrants in accordance with the loan agreement. The terms of the warrants are similar to the June 1996 Warrants.


NOTE 8-STOCK OPTIONS

     In 1997 the Company established the Cheniere Energy, Inc. 1997 Stock Option Plan (the "Option Plan"). The Option Plan allows for the issuance of options to purchase up to 1,950,000 shares of Cheniere common stock. In addition to grants made under the Option Plan, the Company granted options to purchase 600,000 shares at $1.50 per share during 1999. The Company has reserved 2,550,000 shares of common stock for issuance upon the exercise of options which have been granted or which may be granted. The term of options granted under the Option Plan is generally five years. The vesting schedule varies, but vesting generally occurs over four years, 25% on each anniversary of the grant date. Grants made by the Company are summarized in the following table:

                                                                                      December 31,
                                                                -----------------------------------------------------
                                                                    1999                  1998                1997
                                                                -----------            ----------           ---------
Outstanding at beginning of period                                  686,445               539,445             319,445
Options granted at an exercise price
  of $3.00 per share                                                 35,000               135,000             220,000
Options granted at an exercise price of
  $1.50 per share                                                 1,473,500                12,000                   -
Options canceled                                                    (33,750)                    -                   -
                                                                 ----------              --------            --------
Outstanding at end of period                                      2,161,195               686,445             539,445
                                                                 ==========              ========            ========
Exercisable at end of period                                        761,195               320,695             131,945
                                                                 ==========              ========            ========
Weighted average exercise price of
  options outstanding                                            $     1.58              $   1.68               $2.96
                                                                 ==========              ========            ========
Weighted average exercise price of
  options exercisable                                            $     1.64              $   1.67               $2.82
                                                                 ==========              ========            ========
Weighted average fair value of options granted
  during the period                                              $     0.85              $   0.79                 n/a
                                                                 ==========              ========            ========
Weighted average remaining contractual life of
  options outstanding                                             4.7 years             3.4 years            4.0 years

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES

The following table summarizes information about fixed options outstanding at December 31, 1999.

                                               Weighted Average
      Exercise              Number                Remaining
       Prices             Outstanding          Contractual Life
      --------            -----------          ----------------
       $1.50                2,026,750                  4.8
       $1.80                   19,445                  3.9
       $3.00                  115,000                  4.4

     The fair value of options is calculated using the Black-Scholes option pricing model. Assumptions used for the years ended December 31, 1999 and 1998, respectively, were: no dividend yield, weighted average volatility of 124% and 88%, risk-free interest rates of 6.3% and 4.6% and expected lives of the options of 3.0 years and 2.5 years. The pro forma effect on the Company's net losses had it adopted the optional recognition provisions of SFAS No. 123 for 1999 and 1998, respectively, would be to increase the reported net losses by $1,431,000 and $155,000 or $0.06 and $0.01 per share (both basic and diluted). The disclosure-only provisions of SFAS No. 123 for periods earlier than 1998 do not have a material effect on the Company's financial statements.

     On December 11, 1998, the Company adjusted the exercise price from $3.00 to $1.50 per share for the 575,000 options then issued and outstanding to management and employees. On September 30, 1999, all options then outstanding to management and employees were extended to September 30, 2004.

     In June 1999, the Company issued 1,000,000 warrants to its president and chief executive officer and 200,000 warrants to another member of its board of directors, both of whom were instrumental in negotiating the Company's license of 8,700 square miles of 3-D seismic data in the Gulf of Mexico. Warrants issued in connection with this transaction are exercisable on or before the fifth anniversary of the date the transaction closed at an exercise price of $1.50 per share. The fair value of these warrants is included in the pro forma net loss calculation under SFAS No. 123.


NOTE 9-SUBSCRIPTIONS RECEIVABLE

     At December 31, 1998, the Company had received and accepted a subscription for the purchase of 666,667 shares of common stock at a price of $0.75 per share. Funding of the stock sale took place on January 6, 1999.


NOTE 10-RELATED PARTY TRANSACTIONS

     BSR Investments, Ltd., a major stockholder of the Company controlled by the mother of Charif Souki, Chairman of Cheniere, purchased $2,000,000 of the notes issued in the Company's $4,000,000 December 1997 Bridge Financing and pledged a portion of its investment in Cheniere common stock to fund its participation.
In conjunction with the financing, BSR received warrants to purchase 166,667 shares of the Company's common stock. On September 15, 1998, BSR received warrants to purchase an additional 400,000 shares of common stock as consideration for extending the maturity of the notes to that date. Also in September 1998, the exercise price of the warrants held by BSR was reduced from $2.375 to $1.50 per share as consideration to extend the maturity date of the notes to January 15, 1999. In March 1999, BSR exchanged notes payable of $2,000,000 for 2,777,778 shares of Cheniere common stock ($0.72 per share).

     In May 1999, BSR purchased from another noteholder $240,000 in short-term notes payable by Cheniere. In July 1999, the Company repaid $120,000 to BSR at the time it repaid 50% of the outstanding balances on all of the notes issued in the December 1997 Bridge Financing. On September 30, 1999, BSR exchanged its remaining $120,000 note payable and $1,000 in accrued interest for 110,000 units ($1.10 per unit), each unit representing one share of common stock and one half warrant to purchase a share of common stock at an exercise price of $1.50 per share on or before September 30, 2002.

     In conjunction with certain of the Company's private placements of equity, placement fees have been paid

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

to Investors Administration Services, Limited ("IAS"), a company in which the brother of Charif Souki, Cheniere's Chairman, is a principal. Placement fees paid to IAS totaled $562,372 for 1999, $138,000 for 1998 and $255,000 for the
year ended August 31, 1997. Such payments were recorded as offering costs and reflected as a reduction of additional paid-in capital. In addition, in connection with the sale of 10,483,031 units (of common stock and warrants), Cheniere granted to IAS, or its assigns, warrants to purchase 645,000 shares of common stock at an exercise price of $1.00 per share on or before December 30, 2002.

     During June 1998, the Company received and repaid short-term advances from then Co-Chairman of the Board, William D. Forster, and members of his family or entities under their control, totaling $592,000. Interest was paid at LIBOR plus 4% and totaled $1,622. In addition, non-interest bearing, short-term advances totaling $105,000 were made to the Company by Co-Chairman Forster ($75,000) and BSR ($30,000) in October and November 1998. Such advances were repaid by the Company in October and November 1998.


NOTE 11-COMMITMENTS AND CONTINGENCIES

   The Company has entered into an operating lease agreement with a noncancelable term in excess of one year for office space. Future minimum lease payments are $236,259, $236,259, $236,259, $59,065 and nil for the years ended
December 31, 2000, 2001, 2002, 2003, and 2004, respectively. Total rental expense for office space for the years ended December 31, 1999 and 1998, the four-month period ended December 31, 1997, and the year ended August 31, 1997 was $229,381, $42,741, $4,716 and $14,148, respectively.

     On June 9, 1999 Cheniere entered into a master license agreement covering the license of approximately 8,700 square miles of 3-D seismic data in the Gulf of Mexico. In connection with the license agreement, the Company has made a commitment to reprocess certain of the seismic data and to pay a fee for such reprocessing as the reprocessed data are delivered. If reprocessed seismic data are delivered to Cheniere on the schedule specified in the agreement, Cheniere will be obligated to make processing payments of approximately $200,000 per month from December 1999 through December 2001.


NOTE 12-SUBSEQUENT EVENTS

     On February 29, 2000, Cheniere amended its $3,100,000 loan agreement and borrowed an additional $605,000 under the facility (as described further in Note 5 - Notes Payable). The funds were used in connection with the recompletion of a producing well.

     On March 10, 2000, the Company entered into an exploration agreement.
Under the terms of the agreement, Cheniere's exploration partner acquired an option to participate at a 50% working interest level in any drilling prospects generated by Cheniere in the Gulf of Mexico over the next eighteen months for $4,140,000 payable in equal monthly installments over the term of the agreement. In addition, the partner will pay a disproportionate share of the cost of leasing and of the initial test well on each prospect. Cheniere will be the operator of the drilling program.

     In February and March 2000, the Company raised $924,000 through the sale of units (common stock and warrants) at a price of $0.75 per unit. During March 2000, the Company issued 937,500 shares pursuant to the exercise of warrants at an exercise price of $1.00 per share. Combined net proceeds from these issuances of equity securities totaled $1,762,500, which funds were used for general corporate purposes and for the repayment of $755,000 in short-term notes payable.

     On March 15, 2000, Cheniere repaid the remaining balance of $755,000 related to its short-term notes payable which were issued as a part of the December 1997 Bridge Financing.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTE 13-MANAGEMENT'S PLANS AND CONTINUED CAPITAL RAISING ACTIVITIES

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Cheniere is a company in the early stages of its operations, with initial production and revenues commencing in September 1999.

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

     At December 31, 1999, the Company had outstanding $4,963,213 in notes payable and it borrowed an additional $605,000 on February 29, 2000. On March 15, 2000, Cheniere repaid the full balance outstanding of $755,000 related to its December 1997 bridge financing. In addition, it has made the required payments under its other notes payable, totaling $803,160 for principal, interest and net profit interest payments through February 29, 2000. Cheniere has raised $1,762,500 through the sale of equity securities subsequent to December 31, 1999. The Company has also entered into an exploration agreement whereby it has agreed to sell a partial interest in certain existing prospects and in prospects yet to be generated. (See Note 12-Subsequent Events.)

     In the event that the Company is not successful in future efforts to raise capital for its operations, management believes that trades or sales of partial interests in its oil and gas properties to industry partners would be utilized to explore and develop the Company's oil and gas properties; however, the ownership interest which would be retained by the Company would be reduced accordingly.


NOTE 14-SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS

   In conjunction with its December 1997 Bridge Financing, the Company issued at closing 100,000 shares of common stock (valued at $237,500) and upon extension of the maturity date 50,000 shares of common stock (valued at $33,500), which were recorded as debt issuance costs. In the same financing, the Company issued warrants to purchase 1,333,334 shares of its common stock (valued at $101,000) and warrants to purchase 1,987,500 shares of its common stock (valued at $315,833) related to extensions of the maturity dates. In conjunction with a short-term bridge financing in June 1998, the Company issued warrants to purchase 83,334 shares of common stock (valued at $3,661). The amortization of such warrant costs was included in interest expense, which was capitalized as a cost of oil and gas properties.

   In 1998, the Company issued 70,000 shares of common stock (valued at $98,000) in settlement of invoices for previously rendered legal services.

   In 1999, the Company issued 2,812,528 shares of common stock in exchange for $2,025,020 in notes payable and 225,000 shares of common stock in exchange for $75,000 in notes payable. The Company also issued 144,189 units (each unit representing one share of common stock and one half of a warrant to purchase one share of common stock) in exchange for notes payable and accrued interest totaling $158,608. In March 1999, the Company adjusted the exercise price for certain warrants (valued at $35,702) in connection with the extension of the maturity dates of notes payable. In the fourth quarter of 1999, the Company issued 131,091 shares of common stock and warrants to purchase 382,401 shares of common stock (collectively valued at $98,197) in connection with the extension of maturity dates of notes payable. The Company issued 2,057,465 shares of common stock to purchase oil and gas services and seismic data valued at $2,828,210. The Company issued warrants to purchase 200,000 shares of common stock (valued at $200,000) in payment for investor relations consulting services. The Company issued 150,000 shares (valued at $37,500) in connection with the employment of one of its executives. The Company issued a short-term note payable for oil and gas services valued at $1,117,570.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES

         SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
                OIL AND GAS RESERVES AND RELATED FINANCIAL DATA
                                  (unaudited)


Costs Incurred in Oil and Gas Producing Activities

   Presented below are costs incurred in oil and gas property acquisition, exploration and development activities:

                                           Year Ended
                                          December 31,           Four Months Ended   Year Ended
                                 ---------------------------        December 31,     August 31,
                                     1999             1998              1997           1997
                                 ------------     ----------        ----------    ----------
 Acquisition of properties:
     Proved properties            $ 1,364,809     $        -        $         -   $         -
     Unproved properties              648,498      3,466,371          3,034,054     9,500,000
 Exploration costs                  7,675,809              -                  -             -
 Development costs                  1,618,609              -                  -             -
                                  -----------     ----------         ----------    ----------
          Total                   $11,307,725     $3,466,371         $3,034,054    $9,500,000
                                  ===========     ==========         ==========    ==========

Included in the above amounts for the years ended December 31, 1999 and 1998 and the four months ended December 31, 1997 were $1,375,262, $1,502,595 and $75,616, respectively, of capitalized general and administrative expenses and capitalized interest expense directly related to property acquisition, exploration and development.

Capitalized Costs Related to Oil and Gas Producing Activities

   The following table presents total capitalized costs of proved and unproved properties and accumulated depreciation, depletion and amortization related to oil and gas producing operations:

                                                                   December 31,
                                                            ---------------------------
                                                               1999            1998
                                                            -----------     -----------
 Proved properties                                          $10,659,227     $         -
 Unproved properties                                         20,648,923      20,000,425
                                                            -----------     -----------
                                                             31,308,150      20,000,425
 Accumulated depreciation, depletion and amortization        (1,200,186)    $         -
                                                            -----------     -----------
                                                            $30,107,964     $20,000,425
                                                            ===========     ===========

Of the unproved properties capitalized cost at December 31, 1999, approximately $2,013,307 and $3,466,371 was incurred in 1999 and 1998, respectively. The Company anticipates evaluating these properties during subsequent years.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES

         SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
                OIL AND GAS RESERVES AND RELATED FINANCIAL DATA
                                  (unaudited)


RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES

   The results of operations from oil and gas producing activities are as follows:

                                                   Year ended
                                                   December 31,
                                                      1999
                                                   -----------
Revenues                                           $ 1,614,055
Production costs                                      (128,859)
Depreciation, depletion and amortization            (1,200,816)
Income tax benefit (expense)                                 -
                                                   -----------
Results of operations from oil and
  gas producing activities
  (excluding corporate overhead and
  interest costs)                                  $   284,380
                                                   ===========


RESERVE QUANTITIES

   Estimates of proved reserves of the Company and the related standardized measure of discounted future net cash flow information are based on the reports generated by Ryder Scott Company Petroleum Engineers in accordance with the rules and regulations of the SEC. The independent engineers' estimates were based upon a review of production histories and other geologic, economic, ownership and engineering data provided by the Company. These estimates represent the Company's interest in the reserves associated with its properties.

   The Company's estimates of its proved reserves and proved developed reserves of oil and gas as of December 31, 1999 and 1998 and the changes in its proved reserves are as follows:

                                            1999
                                     -------------------
                                       Oil        Gas
                                     (Bbls)      (Mcf)
                                     ------    ---------
 Proved reserves:
     Beginning of year                    -            -
     Production                      (2,975)    (633,432)
     Extensions and discoveries      30,791    6,429,432
                                     ------    ---------
     End of year                     27,816    5,796,000
                                     ======    =========
 Proved developed reserves:
     Beginning of year                    -            -
     End of year                     27,816    5,796,000
                                     ======    =========


     There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and future amounts and timing of development expenditures, including many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Estimates of proved undeveloped reserves are inherently less certain than estimates of proved developed reserves. The quantities of oil and gas that are ultimately recovered, production and operating costs, the amount and timing of future development expenditures, geologic success and future oil and gas sales prices may all differ from those assumed in these estimates. In addition, the Company's reserves may be subject to downward or upward revision based upon production history, purchases or sales of properties, results of future development, prevailing oil

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES

         SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
                OIL AND GAS RESERVES AND RELATED FINANCIAL DATA
                                  (unaudited)


and gas prices and other factors. Therefore, the present value shown above should not be construed as the current market value of the estimated oil and gas reserves attributable to the Company's properties.


STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

   The standardized measure of discounted future net cash flows was calculated by applying year-end prices to estimated future production, less future expenditures (based on year-end costs) to be incurred in developing and producing such proved reserves and the estimated effect of future income taxes
based on the current tax law.   The resulting future net cash flows were
discounted using a rate of 10% per annum.

   The standardized measure of discounted future net cash flow amounts contained in the following tabulation does not purport to represent the fair market value of oil and gas properties. No value has been given to unproved properties. There are significant uncertainties inherent in estimating quantities of proved reserves and in projecting rates of production and the timing and amount of future costs. Future realization of oil and gas prices over the remaining reserve lives may vary significantly from current prices. In addition, the method of valuation utilized, based on year-end prices and costs and the use of a 10% discount rate, is not necessarily appropriate for determining fair value.

   The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is as follows:

                                                                        December 31,
                                                                            1999
                                                                        ------------
     Future gross revenues                                               $13,651,636
     Less - future costs:
          Production                                                      (2,050,892)
          Development and dismantlement                                   (1,516,500)
                                                                         -----------
     Future net cash flows before income taxes                            10,084,244
     Less - 10% annual discount for estimated timing of cash flows        (2,514,115)
                                                                         -----------
     Present value of future net cash flows before income taxes            7,570,129
     Less - present value of future income taxes                                   -
                                                                         -----------
     Standardized measure of discounted future net cash flows            $ 7,570,129
                                                                         ===========

   The following table summarizes the principal sources of change in the standardized measure of discounted future net cash flows:

                                                                 Year Ended
                                                                 December 31,
                                                                    1999
                                                                 -----------
Standardized measure - beginning of period                       $        -
  Sales of oil and gas produced, net of production costs          (1,485,196)
  Extensions and discoveries                                       9,055,325
                                                                 -----------
Standardized measure - end of period                             $ 7,570,129
                                                                 ===========

   The standardized measure amounts are based on year-end prices of $25.47 per barrel of oil and $2.34 per mcf of gas.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES

         SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
                OIL AND GAS RESERVES AND RELATED FINANCIAL DATA
                                  (unaudited)

                                                   First        Second       Third         Fourth
                                                  quarter      quarter      quarter       quarter          Year
                                                 ----------   ----------   ---------    -----------    -----------
 Year ended December 31, 1999:
     Revenues                                    $       -    $       -    $ 421,268     $1,192,787    $ 1,614,055
     Gross profit (1)                              (10,344)     (10,982)     134,147         10,731        123,552
     Loss from operations                         (334,043)    (360,139)    (347,522)      (743,549)    (1,785,253)
     Net loss                                     (329,105)    (354,885)    (333,999)      (735,735)    (1,753,723)
     Net loss per share - basic and diluted      $   (0.02)   $   (0.02)   $   (0.01)    $    (0.02)   $     (0.07)

 Year ended December 31, 1998:
     Revenues                                    $       -    $       -    $       -    $         -    $         -
     Gross profit (1)                               (7,772)     (10,453)     (13,451)        (7,495)       (39,171)
     Loss from operations                         (195,394)    (436,435)    (532,270)      (494,379)    (1,658,478)
     Net loss                                     (189,500)    (429,816)    (528,113)      (490,415)    (1,637,844)
     Net loss per share - basic and diluted      $   (0.01)   $   (0.03)   $   (0.03)    $    (0.03)   $     (0.10)

----------
(1)  Revenues less operating expenses other than general and administrative.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III

   In accordance with paragraph (3) of General Instruction G to form 10-K, Part III of this Report is omitted because the Company will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 1999 a definitive proxy statement pursuant to Regulation 14A involving the election of directors, which proxy statement is incorporated herein by reference (with the exception of certain portions noted therein that are not so incorporated by reference).

                                    PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements, Schedules and Exhibits

     (1) Financial Statements

        Report of Independent Accounts...................                     25
        Consolidated Balance Sheet.......................                     26
        Consolidated Statement of Operations.............                     27
        Consolidated Statement of Stockholders' Equity...                     28
        Consolidated Statement of Cash Flows.............                     29
        Notes to Consolidated Financial Statements.......                     30
        Supplemental Information to the Consolidated
        Financial Statements.............................                     41

     (2) Financial Statement Schedule

       All consolidated financial statement schedules have been omitted because they are not required, are not applicable, or the information has been included elsewhere within this Form 10-K.

     (3) Exhibits

Exhibit No.   Description
-----------   -----------
   3.1        Amended and Restated Certificate of Incorporation of Cheniere
              Energy, Inc. ("Cheniere") (Incorporated by reference to Exhibit
              3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-9092))

   3.2 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cheniere (Incorporated by reference to Exhibit
              3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-9092))

   3.3 By-laws of Cheniere as amended through April 7, 1997 (Incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-9092))

   4.1 Specimen Common Stock Certificate of Cheniere (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 filed on August 27, 1996 (File No. 333-10905))

  10.1 Exploration Agreement between FX Energy, Inc. (now known as Cheniere Energy Operating Co., Inc. ("Cheniere Operating")) and Zydeco Exploration, Inc. ("Zydeco") (Incorporated by reference to
              Exhibit 10.1 of the Company's Registration Statement under the Securities Act of 1933 on Form S-1 filed on August 27, 1996 (File No. 333-10905))

  10.2 First Amendment to the Exploration Agreement between FX Energy, Inc. (now known as Cheniere Operating) and Zydeco (Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1 filed on August 27, 1996 (File No. 333-10905))

  10.3 Second Amendment to the Exploration Agreement between FX Energy, Inc. (now known as Cheniere Operating) and Zydeco (Incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1 filed on August 27, 1996 (File No. 333-10905))

  10.4 Third Amendment to the Exploration Agreement between FX Energy, Inc. (now known as Cheniere Operating) and Zydeco (Incorporated by reference to Exhibit 10.4 of the Annual Report on Form 10-K for the year ended August 31, 1996 (File No. 2-63115))

  10.5 Form of Warrant Agreement between Cheniere and each of C.M. Blair, W.M. Foster & Co., Inc. and Redliw Corp. (Incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1 filed on August 27, 1996 (File No. 333-10905))

  10.6 Fourth Amendment to the Exploration Agreement between FX Energy, Inc. (now known as Cheniere Operating) and Zydeco (Incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-1 filed on March 17, 1997 (File No. 333-23421))

 10.7 Fifth Amendment to the Exploration Agreement between FX Energy, Inc. (now known as Cheniere Operating) and Zydeco (Incorporated by reference to Exhibit 10.18 of the Annual Report on Form 10-K for the year ended August 31, 1997 (File No. 0-9092))

 10.8 Sixth Amendment to the Exploration Agreement between FX Energy, Inc. (now known as Cheniere Operating) and Zydeco (Incorporated by reference to Exhibit 10.19 of the Annual Report on Form 10-K for the year ended August 31, 1997 (File No. 0-9092))

 10.9 Seventh Amendment to the Exploration Agreement between FX Energy, Inc. (now known as Cheniere Operating) and Zydeco (Incorporated by reference to Exhibit 10.23 of the Annual Report on Form 10-K for the year ended August 31, 1997 (File No. 0-9092))

 10.10 Cheniere Energy, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.25 of the Quarterly on Form 10-Q for the quarter ended November 31, 1997 (File No. 0-9092))*

 10.11 Eighth Amendment to the Exploration Agreement between FX Energy, Inc. (now known as Cheniere Operating) and Zydeco (Incorporated by reference to Exhibit 10.26 of the Transition Report on Form 10-K for the period from September 1, 1997 to December 31, 1997 (File No. 0-9092))

 10.12 Form of Securities Purchase Agreement dated December 15, 1997 (Incorporated by reference to Exhibit 10.27 of the Transition Report on Form 10-K for the period from September 1, 1997 to December 31, 1997 (File No. 0-9092))

 10.13 Form of First Amendment to Securities Purchase Agreement dated December 15, 1997 (Incorporated by reference to Exhibit 10.28 of the Transition Report on Form 10-K for the period from September 1, 1997 to December 31, 1997 (File No. 0-9092))

 10.14 Securities Purchase Agreement among Cheniere, Arabella S.A., Alba Limited and Scorpion Energy Partners dated December 15, 1997 (Incorporated by reference to Exhibit 10.29 of the Transition Report on Form 10-K for the period from September 1, 1997 to December 31, 1997 (File No. 0-9092))

 10.15 Letter Agreement between Cheniere and Zydeco dated December 31, 1997 (Incorporated by reference to Exhibit 10.30 of the Transition Report on Form 10-K for the period from September 1, 1997 to December 31, 1997 (File No. 0-9092))

 10.16 Services Agreement dated October 1, 1998 between Cheniere and Charif Souki (Incorporated by reference to Exhibit 10.22 of the Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-9092))*

 10.17 Form of Second Amendment to Securities Purchase Agreement dated December 15, 1997 (Incorporated by reference to Exhibit 10.23 of the Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-9092))

 10.18 Form of Third Amendment to Securities Purchase Agreement dated December 15, 1997 (Incorporated by reference to Exhibit 10.24 of the Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-9092))

 10.19 Form of Fourth Amendment to Securities Purchase Agreement dated December 15, 1997 (Incorporated by reference to Exhibit 10.25 of the Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-9092))

 10.20 Form of Fifth Amendment to Securities Purchase Agreement dated December 15, 1997 (Incorporated by reference to Exhibit 10.26 of the Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-9092))

 10.21        Exchange Agreement between Cheniere and BSR Investments, Ltd.
              (Incorporated by reference to Exhibit 10.27 of the Annual Report on Form 10-K for the year ended December 31, 1998
              (File No. 0-9092))

 10.22 Master License Agreement dated June 9, 1999 between Fairfield Industries Incorporated and Cheniere. Certain information in this exhibit has been omitted and filed separately with the Commission. Confidential treatment has been requested with respect to the omitted portions. (Incorporated by reference to Exhibit 10.28 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-9092))

 10.23 Supplement Agreement No. 1 to Master License Agreement dated June 9, 1999 between Fairfield Industries Incorporated and Cheniere. Certain information in this exhibit has been omitted and filed separately with the Commission. Confidential treatment has been requested with respect to the omitted portions. (Incorporated by reference to Exhibit 10.29 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-9092))

 10.24 Credit Agreement between Cheniere as Borrower and EnCap Energy Capital Fund III, L.P. as Lender for $3,100,000 dated as of September 1, 1999 (Incorporated by reference to Exhibit 10.30 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 0-9092))

 10.25 Conveyance of Net Profits Overriding Royalty Interest from and by Cheniere Energy, Inc. to and in favor of EnCap Energy Capital Fund III, L.P. dated as of September 1, 1999 (Incorporated by reference to Exhibit 10.31 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 0-9092))

 10.26        Stock Option Agreement with Ron A. Krenzke dated July 1, 1999*

 10.27        First Amendment to Cheniere Energy, Inc. 1997 Stock Option Plan*

 10.28 Exploration Agreement dated as of March 31, 2000 between Cheniere and Samson Offshore Company. Certain information in this exhibit has been omitted and filed separately with the Commission. Confidential treatment has been requested with respect to the omitted portions.

 10.29 First Amendment to Credit Agreement between Cheniere and EnCap Energy Capital Fund III, L.P. dated December 31, 1999

 10.30 Three Party Agreement, dated January 4, 2000, between Cheniere, EnCap Energy Capital Fund III, L.P., and Schlumberger Technology Corporation.

 10.31 Subordination Agreement, dated January 4, 2000, between Cheniere, EnCap Energy Capital Fund III, L.P., and Schlumberger Technology Corporation

 10.32 Debt Restructure Agreement, dated January 4, 2000, between Cheniere and Schlumberger Technology Corporation

 10.33 Second Amendment to Credit Agreement between Cheniere and EnCap Energy Capital Fund III, L.P. dated February 29, 2000

 10.34 Form of Sixth Amendment to Securities Purchase Agreement dated December 15, 1997

 10.35 Form of Seventh Amendment to Securities Purchase Agreement dated December 15, 1997

 10.36 Form of Eighth Amendment to Securities Purchase Agreement dated December 15, 1997

 10.37 Form of Ninth Amendment to Securities Purchase Agreement dated December 15, 1997

 10.38 Form of Tenth Amendment to Securities Purchase Agreement dated December 15, 1997

 21.1 Subsidiaries of Cheniere Energy, Inc. (Incorporated by reference to Exhibit 21.1 of the Annual Report on Form 10-K filed on October 14, 1997 (File No. 0-9092))

 23.1         Consent of PricewaterhouseCoopers LLP

 27.1         Financial Data Schedule
-------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit

(b)  Reports On Form 8-K

     None filed during the fourth quarter of 1999.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CHENIERE ENERGY, INC.


                                    By: /s/ MICHAEL L. HARVEY
                                       ----------------------
                                       Michael L. Harvey
                                       President and Chief Executive Officer
                                       Date:  March 27, 2000


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                        Title                                 Date
---------                        ------                                ----


/s/ CHARIF SOUKI           Chairman of the Board                  March 27, 2000
----------------------
Charif Souki


/s/ MICHAEL L. HARVEY      President and Chief Executive          March 27, 2000
----------------------     Officer Director (Principal
Michael L. Harvey          Executive Officer)


/s/ WALTER L. WILLIAMS     Vice Chairman                          March 27, 2000
----------------------     Director
Walter L. Williams


/s/ DON A. TURKLESON      Chief Financial Officer, Secretary      March 27, 2000
--------------------      and Treaurer (Principal Financial
Don A. Turkleson          and Accounting Officer)


/s/ WILLIAM D. FORSTER    Director                                March 27, 2000
----------------------
William D. Forster


/s/ KENNETH R. PEAK       Director                                March 27, 2000
-------------------
Kenneth R. Peak


/s/ CHARLES M. REIMER     Director                                March 27, 2000
---------------------
Charles M. Reimer