Form 10-K/A
period 1999-12-31
CHENIERE ENERGY INC
filed 2000-04-28
CIK 3570

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.      20549
                                _______________

                                  Form 10-K/A
                               (Amendment No. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                      OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                     FOR THE YEAR ENDED DECEMBER 31, 1999

                          Commission File No. 0-9092

                             CHENIERE ENERGY, INC.
            (Exact name of registrant as specified in its charter)


               Delaware                                  95-4352386
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

     1200 Smith Street, Suite 1740
     Houston, Texas  77002-4312                            77002-4312
(Address of principal executive offices)                   (Zip code)

      Registrant's telephone number, including area code:  (713) 659-1361

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

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

     The registrant hereby amends the following items of its Annual Report on Form 10-K for the year ended December 31, 1999, as set forth on the pages attached hereto:

            Item 10. Directors and Executive Officers of the Registrant
            Item 11. Executive Compensation
            Item 12. Security Ownership of Certain Beneficial Owners and Management
            Item 13. Certain Relationships and Related Transactions

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors of the Registrant

     The following sets forth certain information concerning each of the directors of the Company.

     Directors              Director Since     Age       Position
     ---------              --------------     ---       --------

     William D. Forster          1996       53           Director


     Michael L. Harvey           1999       52    Director, President and
                                                    Chief Executive Officer
     Kenneth R. Peak             1997       54           Director
     Charles M. Reimer           1998       55           Director
     Charif Souki                1996       47    Director and Chairman of
                                                  the Board of Directors
     Walter L. Williams          1996       72    Director and Vice Chairman


     William D. Forster, a co-founder of Cheniere, is currently a director of Cheniere and a member of the Audit Committee, the Compensation Committee and the Stock Option Committee. Mr. Forster is Chairman and CEO of Stonington Corporation in New York, NY. He served as President and Chief Executive Officer of Cheniere from July 1996 to November 1997 and as Co-Chairman of the Board from November 1997 to June 1999. Mr. Forster was an investment banker with Lehman Brothers from 1975 to 1990, serving as a Managing Director for eleven years, initially in the oil and gas department for seven years, and then in various other areas. In 1990, he founded his own private investment bank, W. Forster & Co. Inc. Mr. Forster is a director of Equity Oil Company, a Nasdaq National Market company. Mr. Forster holds a B.A. in economics from Harvard College and an M.B.A. from Harvard Business School. Mr. Forster is not standing for reelection to the Board of Directors.

     Michael L. Harvey is currently President and Chief Executive Officer and a director of Cheniere. Mr. Harvey was elected President and Chief Executive of the Company in June 1999. Earlier in 1999, Mr. Harvey formed Vaquero Capital Partners, which provided investment banking and capital formation for independent oil and gas companies. Mr. Harvey continues as Chairman of Estrella del Golfo, LLC, which he co-founded in 1996 to conduct exploration and production asset management in Venezuela. Mr. Harvey began his career in 1973 with Shell Oil Company in Corporate Planning and Economics. He served as Manager of Land Operations for General Crude Oil Company from 1977 to 1979, when he joined Roy M. Huffington, Inc. as Vice President. In 1987, Mr. Harvey founded Gulfstar Petroleum Corporation, Gulfstar Operating Company and Gulfstar Energy, Inc. He served as President and CEO of the companies until 1997, when Gulfstar Energy was merged into Domain Energy Corporation (now Range Resources). He was Executive Vice President and a director for Domain in 1998. Mr. Harvey resigned from Domain Energy Corporation upon its merger into Range Resources. Mr. Harvey is a graduate of Texas A&M University and serves on the Financial Advisory Board of Texas A&M University School of Business.

     Kenneth R. Peak is currently a director of the Company and a member of the Audit Committee, the Compensation Committee, and the Stock Option Committee. Mr. Peak is also President and CEO of Contango Oil & Gas Company in Houston. Prior to joining Contango in 1999, Mr. Peak had been the President of Peak Enernomics, Incorporated, a company engaged in consulting activities in the oil and gas industry, since forming the company in 1990. From 1989 to 1990, Mr. Peak served as a Managing Director and Co-Manager, Corporate Finance of Howard Weil Incorporated, an investment banking firm. Prior to joining Howard Weil Incorporated, Mr. Peak served as Vice President-Finance for Forest Oil Corporation from 1988 to 1989. Mr. Peak received a B.S. in physics from Ohio University and an M.B.A. from Columbia University. He currently serves as a director of NL Industries, Inc. and Contango Oil & Gas Company.

     Charles M. Reimer is currently a director of Cheniere and a member of the Audit Committee, the Compensation Committee, and the Stock Option Committee. He is also President of British-Borneo USA, Inc. in Houston. Prior to joining British Borneo in November 1998, Mr. Reimer served as Chairman and CEO of Virginia Indonesia Company (VICO), the operator on behalf of Union Texas Petroleum Holdings, Inc. and LASMO plc, of major gas and oil reserves and production located in East Kalimantan, Indonesia. Mr. Reimer began his career with Exxon Company USA in 1967 and held various professional and management positions in Texas and Louisiana. After leaving Exxon, Mr. Reimer was named President of Phoenix Resources Company in 1985 and relocated to Cairo, Egypt to begin eight years of international assignments.

     Charif Souki, a co-founder of Cheniere, is currently Chairman of the Board of Directors of the Company and a member of the Stock Option Committee. Mr. Souki is an independent investment banker with 20 years of experience in the industry. In the past few years he has specialized in providing financing for promising microcap and small capitalization companies with an emphasis on the oil and gas industry. Mr. Souki received his B.A. from Colgate University and his M.B.A. from Columbia University.

     Walter L. Williams is currently Vice Chairman and a director of the Company. Prior to joining the Company, Mr. Williams spent 32 years as a founder and later Chairman and Chief Executive Officer of Texoil, Inc., a publicly held Gulf Coast exploration and production company. Prior to that time, he was an independent petroleum consultant. Mr. Williams received a B.S. in petroleum engineering from Texas A&M University and is a Registered Engineer in Louisiana and Texas. He has served as a director and member of the Executive Committee of the Board of the Houston Museum of Natural Science.

     Efrem Zimbalist III resigned from the Board effective September 10, 1999. It is anticipated that William Forster will not be standing for re-election at the annual meeting of stockholders. The Company has not yet determined whether there will be any additional nominees.

Executive Officers of the Registrant

     The following table sets forth the names, ages and positions of each executive officer of the Company, all of whom serve at the pleasure of the Board of Directors and are subject to annual appointment by the Board:

       Name           Age                            Position
-------------------  ------     -----------------------------------------------
Charif Souki           47       Chairman
Walter L. Williams     72       Vice Chairman
Michael L. Harvey      52       President and Chief Executive Officer
Ron A. Krenzke         47       Executive Vice President - Exploration
Keith F. Carney        43       Executive Vice President - Business Development
Don A. Turkleson       45       Chief Financial Officer, Secretary & Treasurer

     Charif Souki served as Co-Chairman of the Board of Directors until June 4, 1999, when he was elected Chairman. Mr. Souki also served as a director of the Company throughout the fiscal year ended December 31, 1999. Further information regarding Mr. Souki is provided above under "Directors of the Registrant."

     Walter L. Williams currently serves as Vice Chairman of the Company. Mr. Williams served as President, Chief Executive Officer and a director of the Company during the fiscal year ended December 31, 1999. Further information regarding Mr. Williams is provided above under "Directors of the Registrant."

     Michael L. Harvey is currently President and Chief Executive Officer and a director of Cheniere. Mr. Harvey served as a director of Cheniere throughout the fiscal year ended December 31, 1999. Further information regarding Mr. Harvey is provided above under "Directors of the Registrant."

     Ron A. Krenzke is currently Executive Vice President - Exploration for Cheniere. Prior to joining Cheniere, Mr. Krenzke was Executive Vice President and Chief Operating Officer of XPLOR Energy, Inc. Mr. Krenzke started his career as a geophysicist in 1974 and has since held various technical and management positions at Mobil Oil, Texas Eastern, Monsanto Oil, and Amerada Hess. In 1990, he founded South Coast Exploration Company and Interactive Exploration Solutions, Inc. (INEXS), where he served as President and director, respectively. In 1997, these companies were merged with XPLOR Energy.

     Keith F. Carney is currently Executive Vice President - Business Development of Cheniere. He served as Chief Financial Officer and Treasurer of the Company from July 1996 through November 1997. Prior to joining Cheniere, Mr. Carney was a securities analyst in the oil and gas exploration/production sector with Smith Barney, Inc. from 1992-1996. From 1982-1990 he was employed by Shell Oil as an exploration geologist, with assignments in the Gulf of Mexico, the Middle East and other areas. He received an M.S. in geology from Lehigh University in 1982 and an M.B.A.-Finance from the University of Denver in 1992. Mr. Carney currently serves as a director for Pyr Energy.

          Don A. Turkleson is currently Chief Financial Officer, Secretary and Treasurer of Cheniere. Prior to joining Cheniere, Mr. Turkleson was employed by PetroCorp Incorporated from 1983 to 1996, as Controller until 1986, then as Vice President - Finance, Secretary and Treasurer. From 1975 to 1983, he worked as a Certified Public Accountant in the natural resources division of Arthur Andersen & Co. in Houston. Mr. Turkleson received a B.S. in accounting from Louisiana State University in 1975. He is a director, Treasurer and past Chairman of the Board of Neighborhood Centers, Inc., a nonprofit organization.

Section 16(a) Beneficial Ownership Reporting Compliance

     Under Section 16(a) of the Exchange Act, directors, certain officers, and beneficial owners of 10% or more of any class of the Company's stock ("Reporting Persons") are required from time to time to file with the Securities and Exchange Commission and the NASDAQ SmallCap Market reports of ownership and changes of ownership. Reporting Persons are required to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of forms and written representations received from Reporting Persons by it with respect to the fiscal year ended December 31, 1999, the Company believes that all filing requirements applicable to the Company's officers, directors and greater than 10% stockholders have been met except that an initial report on Form 3 for Arabella SA and a change in beneficial ownership report on Form 4 for BSR Investments, Ltd. were filed late.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table reflects all compensation received by the chief executive officer and by each of the five other most highly compensated executive officers of the Company during the three years ended December 31, 1999, 1998 and 1997 (collectively, the "Named Executives"). Mr. Forster did not receive compensation sufficient to require that he be included in this table.

                          SUMMARY COMPENSATION TABLE

                                                                                                        Long Term
                                                             Annual Compensation                   Compensation Awards
                                                             -------------------                 --------------------------
                                                                                Other Annual        Securities Underlying
Name and Principal Position              Year           Salary                   Compensation           Options/SARs (#)
---------------------------              -----          ------                   ------------     --------------------------
Charif Souki                                1999          $120,000                           -                           -
Chairman                                    1998          $ 30,000     (1)                   -                           -
                                            1997                 -                           -                           -

Walter L. Williams                          1999          $120,000                           -                     100,000
Vice Chairman (former President             1998          $120,000                           -                           -
and Chief Executive Officer)                1997          $120,000                           -                      50,000

Michael L. Harvey                           1999          $102,087     (2)                   -                   1,035,000  (2)
President and                               1998                 -                           -                           -
Chief Executive Officer                     1997                 -                           -                           -

Ron A. Krenzke                              1999          $ 96,250     (3)              37,500  (3)                600,000
Executive Vice President -                  1998                 -                           -                           -
Exploration                                 1997                 -                           -                           -

Keith F. Carney                             1999          $100,000                           -                     100,000
Executive Vice President -                  1998          $100,000                           -                           -
Business Development                        1997          $ 90,833     (4)                   -                      50,000

Don A Turkleson                             1999          $100,000                           -                     100,000
Chief Financial Officer,                    1998          $100,000                           -                           -
Secretary and Treasurer                     1997          $  8,333     (5)                   -                      50,000


(1) On October 1, 1998, Mr. Souki commenced providing consulting services to the Company pursuant to a Services Agreement and is compensated at a rate of $10,000 per month.

(2) Mr. Harvey's 1999 salary was payment for seven months of employment, based on an annual salary of $175,000, beginning on his June 1, 1999 date of hire. Mr. Harvey received stock options to purchase 35,000 shares of Common Stock when he was elected to the Board of Directors in March 1999. He received warrants to purchase 1,000,000 shares of Common Stock in June 1999.

(3) Mr. Krenzke's 1999 salary was payment for seven months of employment, based on an annual salary of $165,000, beginning on his June 1, 1999 date of hire. Mr. Krenzke's Other Annual Compensation represents 150,000 shares of Common Stock, valued at $0.25 per share, received in conjunction with Mr. Krenzke's employment by Cheniere.

(4) Effective December 1, 1997, Mr. Carney's annual salary was increased from $90,000 to $100,000.

(5) Mr. Turkleson's salary for the year ended December 31, 1997 was payment for one month of employment from his inception date of December 1, 1997 based on an annual salary of $100,000.

Option Grants

     Stock options granted to Named Executives during the year ended December 31, 1999 are summarized in the following table:

                                                                                                     Potential Realizable Value
                                        Individual Grants                                             at Assumed Annual Rates
----------------------------------------------------------------------------------------------
                                             % of Total                                            of Stock Price Appreciation
                                             Options/SARs          Exercise or                            for Option Term
                                          Granted to Employees     Base Price     Expiration      --------------------------------
       Name              Granted           in Fiscal Period        Per Share         Date               5%               10%
------------------     -----------       ----------------------   -------------  -------------    ---------------  ---------------
Charif Souki                    -                       -                 -                 -                -               -

Walter L. Williams        100,000                    4.00%            $1.50        09/30/2004         $ 11,108        $ 50,407

Michael L. Harvey       1,000,000                   39.90%            $1.50        06/08/2004         $294,452        $764,377
                           35,000                    1.40%            $3.00        09/30/2004                -               -

Ron A. Krenzke           600 ,000                   23.90%            $1.50        09/30/2004         $ 62,325        $291,904

Keith F. Carney           100,000                    4.00%            $1.50        09/30/2004         $ 11,108        $ 50,407

Don A. Turkleson          100,000                    4.00%            $1.50        09/30/2004         $ 11,108        $ 50,407

     Outside members of the Board of Directors (those who do not serve as executive officers of the Company) are compensated for their services to the Company through the grant of options to purchase Common Stock of the Company. In March 1999, prior to his election as President and Chief Executive Officer of the Company, Mr. Harvey received options to purchase 35,000 shares of Common Stock at an exercise price of $3.00 per share on or before March 17, 2004. The term of these options was later extended to September 30, 2004. In addition, in consideration of their contributions to Cheniere's acquisition of 3-D seismic data covering 8,700 square miles in the Gulf of Mexico, the Company granted to Mr. Harvey and Mr. Peak warrants to purchase 1,000,000 and 200,000 shares of Common Stock, respectively, each at an exercise price of $1.50 per share on or before June 8, 2004. No other grants of stock options or warrants were made to directors during 1999.

Option Exercises and Year-End Values

     The following table sets forth information regarding unexercised options or warrants to purchase shares of Common Stock granted by the Company to Named Executives. No Named Executives exercised any Common Stock options during the fiscal year ended December 31, 1999.

                              Number of Securities Underlying                         Value of Unexercised In-the Money
                       Unexercised Options/SARs at December 31, 1999                Options/SARs at December 31, 1999 (1)
                     ------------------------------------------------------     -----------------------------------------------
      Name                Exercisable                      Unexercisable              Exercisable              Unexercisable
-----------------    ---------------------               ------------------       -------------------       -------------------
Charif Souki                          -                                 -                         -                         -

Walter L. Williams               175,000                          125,000                         -                         -


Michael L. Harvey              1,000,000                           35,000                         -                         -

Ron A. Krenzke                   300,000                          300,000                         -                         -

Keith F. Carney                  137,500                          162,500                         -                         -

Don A. Turkleson                  25,000                          125,000                         -                         -


(1) The value of unexercised options and warrants to purchase Common Stock at December 31, 1999 is nil since the $.72 per share market value of the underlying securities at December 31, 1999 was less than the exercise prices.

Indemnification of Officers and Directors

     The Company's Certificate of Incorporation provides that the liability of directors for monetary damages shall be limited to the fullest extent permissible under Delaware law. This limitation of liability does not affect the availability of injunctive relief or other equitable remedies.

     The Company's Certificate of Incorporation and Bylaws provide that the Company shall indemnify its directors and officers to the fullest extent possible under Delaware law. These indemnification provisions require the Company to indemnify such persons against certain liabilities and expenses to which they may become subject by reason of their service as a director or officer of the Company or any of its affiliated enterprises. The provisions also set forth certain procedures, including the advancement of expenses, that apply in the event of a claim for indemnification.

Director Compensation

     During the fiscal year ended December 31, 1999, directors received no cash remuneration for serving on the Board of Directors of the Company, nor were they compensated for attending Board or committee meetings. From time to time, outside members of the Board of Directors (those who do not serve as executive officers of the Company) are compensated for their services to the Company through the grant of options to purchase Common Stock of the Company. In March 1999, prior to his election as President and Chief Executive Officer of the Company, Mr. Harvey received options to purchase 35,000 shares of Common Stock at an exercise price of $3.00 per share on or before March 17, 2004. The term of these options was later extended to September 30, 2004.

     In addition, in consideration of their contributions to Cheniere's acquisition of 3-D seismic data covering 8,700 square miles in the Gulf of Mexico, the Company granted to Mr. Harvey and Mr. Peak warrants to purchase 1,000,000 and 200,000 shares of Common Stock, respectively, each at an exercise price of $1.50 per share on or before June 8, 2004.

Compensation Committee Interlocks and Insider Participation

     In addition to serving as a director of the Company, several directors held positions as executive officers during the fiscal year ended December 31, 1999. Mr. Forster served as Co-Chairman of the Board until June 4, 1999. Mr. Souki served as Co-Chairman of the Board until June 4, 1999 and then as Chairman of the Board. Mr. Williams served as President and Chief Executive Officer until June 4, 1999 and then as Vice Chairman of the Board. Mr. Harvey served as President and Chief Executive Officer, commencing on June 4, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information with respect to the shares of Common Stock owned of record and beneficially as of April 25, 2000 by all persons who own of record or are known by the Company to own beneficially more than 5% of the outstanding Common Stock, by each director, and Named Executive, and by all directors and executive officers as a group:

                                                                           Amount and Nature of                 Percent
                            Name                                           Beneficial Ownership                 of Class
-------------------------------------------------------------       -------------------------------      -------------------
Arabella SA                                                                   4,445,000 (1)                      10.1%
Azure Energy Fund, Inc.                                                       3,000,030 (2)                       7.0%
BSR Investments, Ltd.                                                         4,124,645 (3)                       9.5%
Keith F. Carney                                                                 150,000 (4)                        *
William D. Forster                                                            2,846,211 (5)                       6.6%
Michael L. Harvey                                                             1,022,500 (6)                       2.3%
Ron A. Krenzke                                                                  450,000 (7)                       1.0%
Kenneth R. Peak                                                                 235,000 (8)                        *
Charles M. Reimer                                                                63,571 (9)                        *
Charif Souki                                                                          - (10)                       *
Don A. Turkleson                                                                 62,500 (11)                       *
Walter L. Williams                                                              217,500 (12)                       *
All directors and executive officer as a group of (9 persons)                 5,047,282 (13)                      11.2%

* - Less than 1%

(1) Includes warrants to purchase 855,000 shares of the Company's Common Stock held by Arabella S.A. Arabella's address is: 35, rue Glesener, L-1621, Luxembourg.

(2) The address of Azure Energy Fund, Inc. is: c/o Azure Capital Management Ltd., c/o Scotia McLeod, Suite 1800, 700 2/nd/ Street S.W., Calgary Alberta, T2P-2W1, Canada.

(3) BSR Investments, Ltd. is controlled by Nicole Souki, the President of BSR and the mother of Charif Souki. Charif Souki disclaims beneficial ownership of the shares. Includes warrants to purchase 621,667 shares of the Company's Common Stock. BSR's address is c/o Harney, Westwood & Riegels, Box 71, Craigmuir Chambers, Road Town, Tortola, B.V.I.

(4) Includes 137,500 shares issuable upon exercise of presently exercisable options and 12,500 shares issuable upon exercise of options which become exercisable within 60 days of the filing of this Form 10-K/A. Excludes 150,000 shares issuable upon the exercise of options held by Mr. Carney but not exercisable within 60 days of the filing of this Form 10-K/A.

(5) Does not include 100,000 shares held by a trust for the benefit of Mr. Forster's mother of which Mr. Forster is a 20% remainderman and of which shares he disclaims beneficial ownership. Mr. Forster's address is c/o Cheniere Energy, Inc., 1200 Smith Street, Suite 1740, Houston, TX 77002-4312.

(6) Includes 22,500 shares issuable upon exercise of presently exercisable options and 1,000,000 shares issuable upon exercise of presently exercisable warrants. Excludes 12,500 shares issuable upon the exercise of options held by Mr. Harvey but not exercisable within 60 days of the filing of this Form 10-K/A.

(7) Includes 300,000 shares issuable upon exercise of presently exercisable options. Excludes 300,000 shares issuable upon the exercise of options held by Mr. Krenzke but not exercisable within 60 days of the filing of this Form 10-K/A.

(8) Includes 35,000 shares issuable upon exercise of presently exercisable options and 200,000 shares issuable upon exercise of presently exercisable warrants held by Mr. Peak.

(9) Includes 35,000 shares issuable upon exercise of presently exercisable options held by Mr. Reimer.

(10) Does not include 3,498,578 shares nor warrants to purchase 626,067 shares of Cheniere Common Stock held by BSR Investments, Ltd. of which Charif Souki disclaims beneficial ownership. BSR Investments, Ltd. is controlled by Nicole Souki, the President of BSR Investments, Ltd. and the mother of Charif Souki.

(11) Includes 25,000 shares issuable upon exercise of presently exercisable options and 12,500 shares issuable upon exercise of options which become exercisable within 60 days of the filing of this Form 10-K/A. Excludes 112,500 shares issuable upon the exercise of options held by Mr. Turkleson but not exercisable within 60 days of the filing of this Form 10-K/A.

(12) Includes 175,000 shares issuable upon exercise of presently exercisable options and 12,500 shares issuable upon exercise of options which become exercisable within 60 days of the filing of this Form 10-K/A. Excludes 137,500 shares issuable upon the exercise of options held by Mr. Williams but not exercisable within 60 days of the filing of this Form 10-K/A.

(13) Includes an aggregate of 730,000 shares issuable upon exercise of presently exercisable options, 37,500 shares issuable upon exercise of options which become exercisable within 60 days of the filing of this Form 10-K/A, and 1,200,000 shares issuable upon exercise of presently exercisable warrants. Excludes an aggregate of 712,500 shares issuable upon the exercise of options not exercisable within 60 days of the filing of this Form 10-K/A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     BSR Investments, Ltd. ("BSR"), an entity holding approximately 9.5% of the outstanding shares of the Company's Common Stock, is under the control of Nicole Souki, the mother of Charif Souki, Chairman of the Board of Directors. Charif Souki has been engaged, from time to time, as a consultant to BSR. Charif Souki disclaims beneficial ownership of all shares held by BSR.

     BSR purchased $2,000,000 of the notes issued in connection with Cheniere's $4,000,000 December 1997 Bridge Financing. BSR pledged a portion of its investment in Cheniere Common Stock to fund its purchase of the notes. In conjunction with the financing, BSR received warrants to purchase 566,667 shares of the Company's Common Stock at an exercise price of $1.50 per share. In March 1999, BSR exchanged the $2,000,000 of Cheniere notes payable which it held for 2,777,778 shares of Cheniere Common Stock. In May 1999, BSR purchased an additional $240,000 in Cheniere notes payable from another note holder. In July 1999, the Company repaid $120,000 to BSR at the time it repaid 50% of the outstanding balances on all of its notes issued in the December 1997 Bridge Financing. On September 30, 1999, BSR exchanged its remaining $120,000 note payable and $1,000 in accrued interest for 110,000 units ($1.10 per unit), each unit representing one share of Common Stock and one half warrant to purchase a share of Common Stock at an exercise price of $1.50 per share on or before September 30, 2002. In April 2000, Cheniere issued to BSR an additional 8,800 units pursuant to a price adjustment provision included in the September 1999 offering. During 1999, the Company paid BSR $22,640 in interest related to notes held by BSR.

     In conjunction with certain of the Company's private placements of equity, placement fees have been paid to Investors Administration Services, Limited ("IAS"), a company in which the brother of Charif Souki, Cheniere's Chairman, is a principal. Placement fees paid to IAS totaled $562,372 for the year ended December 31, 1999. In addition, in connection with the sale of 10,483,031 units (of Common Stock and warrants), Cheniere granted to IAS, or its assigns, warrants to purchase 645,000 shares of Cheniere Common Stock at an exercise price of $1.00 per share on or before December 30, 2002.

     All such transactions were approved by the Board of Directors of the Company, and the Company believes that each such transaction was on terms that were comparable to, or more favorable to the Company than, those that might have been obtained by the Company on an arm's length basis from unaffiliated parties.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CHENIERE ENERGY, INC.



                                    By:   /s/ DON A. TURKLESON
                                        -----------------------------
                                          Don A. Turkleson
                                          Chief Financial Officer
                                          Date:  April 28, 2000