Form 10-Q
period 2000-03-31
CHENIERE ENERGY INC
filed 2000-05-12
CIK 3570

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

                                   95-4352386
                         (I. R. S. Identification No.)

                         1200 SMITH STREET, SUITE 1740
                                 HOUSTON, TEXAS
                    (Address of principal place of business)

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

As of May 12, 2000, there were 42,989,572 shares of Cheniere Energy, Inc. Common Stock, $.003 par value, issued and outstanding.



================================================================================

                             CHENIERE ENERGY, INC.
                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION

                                                                                    Page
                                                                                    ----
          Item 1. Consolidated Financial Statements
            Consolidated Balance Sheet............................................    3

            Consolidated Statement of Operations..................................    4

            Consolidated Statement of Stockholders' Equity........................    5

            Consolidated Statement of Cash Flows..................................    6

            Notes to Consolidated Financial Statements............................    7

          Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations.................................................    9

          Item 3. Quantitative and Qualitative Disclosures About Market Risk......   11

PART II.  OTHER INFORMATION

          Item 2. Changes in Securities and Use of Proceeds.......................   11

          Item 5. Other Information...............................................   11

          Item 6. Exhibits and Reports on Form 8-K................................   12

SIGNATURES........................................................................   13


                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET

                                                                March 31,       December 31,
             ASSETS                                               2000             1999
             ------                                           ------------      ------------
                                                               (Unaudited)
CURRENT ASSETS
 Cash                                                         $    626,707     $  1,175,950
 Accounts Receivable                                             1,491,252          906,569
 Debt Issuance Costs, net                                          115,679          138,909
 Prepaid Expenses and Other Current Assets                       1,195,874        1,223,864
                                                              ------------     ------------
  Total Current Assets                                           3,429,512        3,445,292

OIL AND GAS PROPERTIES, full cost method
 Proved Properties, net                                          9,255,380        9,459,041
 Unproved Properties, not subject to amortization               22,418,284       20,648,923
                                                              ------------      -----------
  Total Oil and Gas Properties                                  31,673,664       30,107,964

FIXED ASSETS, net                                                  860,172          928,019
                                                              ------------     ------------
  Total Assets                                                $ 35,963,348     $ 34,481,275
                                                              ============     ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
        -----------------------------------

CURRENT LIABILITIES
 Accounts Payable and Accrued Liabilities                     $  2,764,573     $  1,772,324
 Notes Payable                                                   3,748,459        4,963,213
                                                              ------------     ------------
  Total Current Liabilities                                      6,513,032        6,735,537

STOCKHOLDERS' EQUITY
 Common Stock, $.003 par value
  Authorized: 60,000,000 shares
  Issued and Outstanding: 42,708,640 shares at March 31, 2000
  and 40,212,473 shares at December 31, 1999                       128,126          120,637
 Preferred Stock, $.0001 par value
  Authorized: 5,000,000 shares
  Issued and Outstanding: none
 Additional Paid-in Capital                                     35,202,810       33,203,344
 Accumulated Deficit                                            (5,880,620)      (5,578,243)
                                                              ------------     ------------
  Total Stockholder's Equity                                    29,450,316       27,745,738
                                                              ------------     ------------
  Total Liabilities and Stockholders' Equity                  $ 35,963,348     $ 34,481,275
                                                              ============     ============

          The accompanying notes are an integral part of these financial statements.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                                ---------------------------
                                                                    2000          1999
                                                                ------------   ------------
Revenues
  Oil and Gas Sales                                             $  1,173,605   $         --
  Management Fees                                                    230,000             --
                                                                ------------   ------------
    Total Revenues                                                 1,403,605             --
                                                                ------------   ------------
Operating Costs and Expenses
  Production Costs                                                    81,725             --
  Depreciating, Depletion and Amortization                           925,957         10,344
  General and Administrative Expenses                                707,009        323,699
                                                                ------------   ------------
    Total Operating Costs and Expenses                             1,714,691        334,043
                                                                ------------   ------------
Loss from Operations Before Interest and Income Taxes               (311,086)      (334,043)

Interest Income                                                        8,709          4,938
                                                                ------------   ------------
Loss From Operations Before Income Taxes                            (302,377)      (329,105)

Provision for Income Taxes                                                --             --
                                                                ------------   ------------
Net Loss                                                        $   (302,377)  $   (329,105)
                                                                ============   ============
Net Loss Per Share (basic and diluted)                          $      (0.01)  $      (0.02)
                                                                ============   ============
Weighted Average Number of Shares Outstanding                     40,869,676     19,508,942
                                                                ============   ============

      The accompanying notes are an integral part of these financial statements.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                                       Common Stock         Additional                      Total
                                                ----------------------        Paid-In      Accumulated    Stockholders'
                                                  Shares        Amount        Capital         Deficit       Equity
                                                ----------    --------      ------------   ------------   -------------
Balance - December 31, 1998                     18,973,749   $  56,922     $ 20,084,928    $ (3,824,520)   $ 16,317,330
Issuance of Shares in Exchange for Notes         2,812,528       8,437        2,016,583              --       2,025,020
Repricing of Warrants to Extend Bridge Notes                                     35,702                          35,702
Net Loss                                                --          --               --        (329,105)       (329,105)
                                                ----------   ---------     ------------    ------------    ------------
Balance - March 31, 1999                        21,786,277      65,359       22,137,213      (4,153,625)     18,048,947
                                                ==========   =========     ============    ============    ============

Balance - December 31, 1999                     40,212,473     120,637       33,203,344      (5,578,243)     27,745,738
Issuances of Stock                               2,496,167       7,489        2,099,011              --       2,106,500
Expenses Related to Offerings                                                   (99,545)                        (99,545)
Net Loss                                                                                   $   (302,377)       (302,377)
                                                ----------   ---------     ------------    ------------    ------------
Balance -  March 31, 2000                       42,708,640   $ 128,126     $ 35,202,810    $ (5,880,620)   $ 29,450,316
                                                ==========   =========     ============    ============    ============

                            The accompanying notes are an integral part of these financial statements.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                        --------------------------
                                                                            2000         1999
                                                                        ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                               $  (302,377)   $ (329,105)
 Adjustments to Reconcile Net Loss to
  Net Cash Provided by (Used in) Operating Activities:
    Depreciation, Depletion and Amortization                                925,957        10,344
    Non-Cash Expense (Issuance of Warrants)                                 100,000            --
                                                                        -----------    ----------
                                                                            723,580      (318,761)
 Changes in Operating Assets and Liabilities
    Accounts Receivable                                                    (584,683)     (190,175)
    Subscriptions Receivable                                                     --       500,000
    Debt Issuance Costs                                                      23,230            --
    Prepaid Expenses and Other Current Assets                               (72,010)     (142,837)
    Accounts Payable and Accrued Liabilities                                992,250       393,119
                                                                        -----------    ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 1,082,367       241,346
                                                                        -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of Fixed Assets                                                  (38,578)           --
 Proceeds from Sales of Oil and Gas Seismic Data                                 --            --
 Oil and Gas Property Additions                                          (1,730,233)     (701,482)
                                                                        -----------    ----------
NET CASH USED IN INVESTING ACTIVITIES                                    (1,768,811)     (701,482)
                                                                        -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of Notes Payable or Advances                                  (1,819,754)           --
 Sale of Common Stock                                                     2,056,500       400,000
 Offering Costs                                                             (99,545)           --
                                                                        -----------    ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   137,201       400,000
                                                                        -----------    ----------
NET INCREASE (DECREASE) IN CASH                                            (549,243)      (60,136)

CASH - BEGINNING OF PERIOD                                                1,175,950       143,868
                                                                        -----------    ----------
CASH - END OF PERIOD                                                    $   626,707    $   83,732
                                                                        ===========    ==========
NON-CASH FINANCING AND INVESTING ACTIVITIES:
 Note Payable for Oil and Gas Property                                  $   605,000    $       --
                                                                        ===========    ==========

        The accompanying notes are an integral part of these financial statements.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The unaudited consolidated financial statements of Cheniere Energy, Inc. ("Cheniere" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included.

     For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Interim results are not necessarily indicative of results to be expected for the full fiscal year ended December 31, 2000.


Note 2 - NOTES PAYABLE

September 1999 - Platform Financing

     On September 1, 1999, Cheniere established a $3,100,000 financing facility to fund a production platform and other exploration and development costs in the West Cameron Block 49 area. Borrowings under the facility are to be repaid from Cheniere's share of net cash flow from production through the West Cameron Block 49 platform. The note is secured by Cheniere's oil and gas properties. Financing costs include interest at 10% per annum and a 5% net profit interest in the initial two wells producing through the platform. On February 29, 2000, Cheniere amended the loan agreement and borrowed an additional $605,000 under the facility to fund the recompletion of a producing well. At March 31, 2000, the outstanding balance under the facility was $3,509,526. Subsequent to March 31, 2000, the maturity date was extended from June 30, 2000 to October 31, 2000.

December 1999 - Well Services Financing

     In December 1999, Cheniere entered into a financing agreement with a supplier of well services to consolidate and convert trade accounts payable balances of $1,117,570 into a short-term secured note payable. Interest is payable at 10% per annum. The note is secured by Cheniere's oil and gas properties and matures on July 5, 2000. At March 31, 2000, the outstanding balance, including accrued interest, was $238,933.

December 1997 - Bridge Financing

     In December 1997, Cheniere completed the private placement of a $4,000,000 bridge financing. On March 15, 2000, Cheniere repaid the remaining balance, which totaled $755,000.


Note 3 - COMMON STOCK AND WARRANTS

     In February and March 2000, the Company issued to three investors 1,492,000 units at a price of $0.75 per unit, each unit representing one share of common stock and one warrant to purchase a share of common stock. Warrants issued in connection with these sales of units are exercisable at a price of $1.00 per share on or before the second anniversary of the date the units were sold.
These issuances were made in reliance on the exemption from registration provided

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


by Section 506 of Regulation D. Net proceeds were $1,020,000 after payment of $99,000 in selling commissions.

     In March 2000, the Company issued to nine investors 937,500 shares pursuant to the exercise of warrants at an exercise price of $1.00 per share. These issuances were made in reliance on the exemption from registration provided by
Section 506 of Regulation D.  Net proceeds were $937,500.

     Also in March 2000, Cheniere issued 66,667 shares of common stock to one company in exchange for $50,000 of geophysical consulting services. This issuance was made in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act of 1933.


Note 4 - EXPLORATION PROGRAM

     On March 10, 2000, the Company entered into an exploration agreement with an industry partner. Under the terms of the agreement, Cheniere's exploration partner acquired an option to participate at a 50% working interest level in any drilling prospects generated by Cheniere over the next eighteen months within a defined area of mutual interest in the Gulf of Mexico. Cheniere will receive a management fee of $4,140,000 payable in equal monthly installments over the eighteen-month term of the agreement. In addition, Cheniere's partner will pay a disproportionate share of the cost of leasing and of the initial test well on each prospect. Cheniere will be the operator of the drilling program.


Note 5 - RELATED PARTY TRANSACTIONS

     In conjunction with certain of the Company's private placements of equity, placement fees have been paid to Investors Administration Services, Limited ("IAS"), a company in which the brother of the Company's Chairman, Charif Souki, is a principal. Placement fees totaling $99,000 were paid to IAS related to the private placement of units described in Note 3.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's unaudited consolidated financial statements and notes thereto relate to the three-month periods ended March 31, 2000 and 1999. These statements, the notes thereto and the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 contain detailed information that should be referred to in conjunction with the following discussion.

PRODUCTION AND PRODUCT PRICES

     During the three months ended March 31, 2000, Cheniere produced 436,233 mcf of natural gas and 1,693 barrels of condensate. The average prices Cheniere received for the quarter were $2.74 per mcf of natural gas and $28.63 per barrel of condensate. Cheniere had no production in the three months ended March 31, 1999.

RESULTS OF OPERATIONS

     COMPARISON OF THREE-MONTH PERIODS ENDED MARCH 31, 2000 AND 1999 - The Company's operating results for the three months ended March 31, 2000 reflect a loss of $302,377, or $0.01 per share, compared to a loss of $329,105 or $0.02 per share a year earlier. Net cash flow from operations (before changes in operating assets and liabilities) increased to $723,580 for the three months ended March 31, 2000 compared to a net cash flow deficit of $318,761 a year earlier.

     In the first quarter of 2000, Cheniere recorded revenues of $1,403,605 compared to nil in the comparable period of 1999. Cheniere began producing oil and gas in September 1999. The Company also began receiving a management fee in March 2000 under the terms of an exploration agreement with an industry partner. Production costs totaled $81,725 for the 2000 quarter.

     Depreciation, depletion and amortization of oil and gas property costs commenced in September 1999 and totaled $819,533 for the 2000 quarter. Depreciation of fixed assets increased to $106,424 in the 2000 quarter, compared to $10,344 a year earlier, as a result of Cheniere's mid-1999 expansion of its technological staff and the acquisition of workstations, related computer equipment and software to execute the Company's exploration program.

     General and administrative ("G&A") expenses increased to $707,009 in the three months ended March 31, 2000 compared to $323,699 reported for the comparable period in 1999. In mid-1999, Cheniere licensed 8,700 additional square miles of 3-D seismic data and it has increased the number of its employees from 9 to 20, adding management and exploration professionals to exploit the expanded 3-D database. As a result, salaries, benefits and consulting expenses increased to $647,520 for the 2000 quarter, compared with $277,879 a year earlier. Investor relations and travel expenses increased to $198,269 in the 2000 quarter from $10,800 in the 1999 quarter as Cheniere engaged outside consultants to assist in broadening investor interest in the Company. Included in 2000 expenses are $100,000 of non-cash costs related to warrants issued to the Company's outside consultants. Cheniere capitalizes as oil and gas property costs that portion of G&A expenses which relates to its exploration and development activities. Cheniere capitalized $366,000 of such G&A expenses in the 2000 quarter and $115,000 in the 1999 quarter.

LIQUIDITY AND CAPITAL RESOURCES

     General - The Company anticipates that future liquidity requirements, including repayment of $3,748,459 in short-term notes payable, payments of approximately $200,000 per month for future deliveries of reprocessed 3-D seismic data, exploration and development activities within its 3-D exploration program, other oil and gas activities and general corporate requirements will be met by a combination of: cash balances, cash flow from operations, the sale of equity, further borrowings, and/or the sale of interests in its 3-D exploration program or in the prospects generated thereunder. At this time, no assurance can be given that such further sales of equity, future borrowings, or sales of interests in the 3-D exploration program or in the prospects generated thereunder will be accomplished.

     Funds Raised in 2000 - During the three months ended March 31, 2000, Cheniere has generated funds from the following sources: $2,006,595 (net of offering costs of $99,545) through the sale of equity securities and the exercise of warrants, $723,580 in net cash flow from operations, $605,000 through additional borrowing under the financing facility which the Company established in September 1999.

     Exploration Agreement - On March 10, 2000, the Company entered into an exploration agreement with an industry partner. Under the terms of the agreement, Cheniere's exploration partner acquired an option to participate at a 50% working interest level in any drilling prospects generated by Cheniere over the next eighteen months within a defined area of mutual interest in the Gulf of Mexico. Cheniere will receive a management fee of $4,140,000 payable in equal monthly installments over the eighteen-month term of the agreement. In addition, Cheniere's partner will pay a disproportionate share of the cost of leasing and of the initial test well on each prospect. Cheniere will be the operator of the drilling program.

     Notes Payable Activity - On September 1, 1999, Cheniere established a $3,100,000 financing facility to fund a production platform and other exploration and development costs in the West Cameron Block 49 area. Borrowings under the facility are to be repaid from Cheniere's share of net cash flow from production through the West Cameron Block 49 platform. The note is secured by Cheniere's oil and gas properties. Financing costs include interest at 10% per annum and a 5% net profit interest in the initial two wells producing through the platform. On February 29, 2000, Cheniere amended the loan agreement and borrowed an additional $605,000 under the facility to fund the recompletion of a producing well. At March 31, 2000, the outstanding balance under the facility was $3,509,526. Subsequent to March 31, 2000, the maturity date was extended from June 30, 2000 to October 31, 2000.

     In December 1999, Cheniere entered into a financing agreement with a supplier of well services to consolidate and convert trade accounts payable balances of $1,117,570 into a short-term secured note payable. Interest is payable at 10% per annum. The note is secured by Cheniere's oil and gas properties and matures on July 5, 2000. During the three months ended March 31, 2000, Cheniere repaid $900,000. At March 31, 2000, the outstanding balance, including accrued interest, was $238,933.

     In December 1997, Cheniere completed the private placement of a $4,000,000 bridge financing. On March 15, 2000, Cheniere repaid the remaining balance, which totaled $755,000.

     Seismic Reprocessing Commitment - In June 1999, Cheniere entered into a master license agreement covering the license of approximately 8,700 square miles of 3-D seismic data in the Gulf of Mexico. In connection with the license agreement, the Company has made a commitment to reprocess certain of the seismic data and to pay a fee for such reprocessing as the reprocessed data are delivered. Such deliveries commenced in the fourth quarter of 1999. If reprocessed seismic data are delivered to Cheniere on the schedule specified in the agreement,

Cheniere is obligated to make processing payments of approximately $200,000 per month through December 2001. Accelerating the deliveries of reprocessed data could increase Cheniere's monthly obligation to as much as $500,000 per month.

     Sales of Equity Securities - In February and March 2000, the Company issued 1,492,000 units at a price of $0.75 per unit, each unit representing one share of common stock and one warrant to purchase a share of common stock. Warrants issued in connection with these sales of units are exercisable at a price of $1.00 per share on or before the second anniversary of the date the units were sold. Net proceeds were $1,020,000 after payment of $99,000 in selling commissions. In March 2000, the Company issued 937,500 shares pursuant to the exercise of warrants at an exercise price of $1.00 per share, generating net proceeds of $937,500. Also in March 2000, Cheniere issued 66,667 shares of common stock in exchange for $50,000 of geophysical consulting services.

     Cash Flow from Operations - Cheniere commenced production of oil and gas in September 1999. Cash flow from operations (before changes in operating assets and liabilities) for the three months ended March 31, 2000 totaled $723,580, including $230,000 in management fee income related to the exploration agreement executed in March 2000.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.


PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The information contained in Notes 2 and 3 to the Consolidated Financial Statements is incorporated herein by reference.


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

     All statements, other than statements of historical facts so included in this report that address activities, events or developments that the Company intends, expects, projects, believes, or anticipates will or may occur in the future are forward-looking statements within the meaning of the Act, including, without limitation: statements regarding the Company's business strategy, plans and objectives; statements expressing beliefs and expectations regarding the ability of the Company to successfully raise the additional capital necessary to meet the obligations under its 3-D seismic master license agreement, the ability of the Company to secure the leases necessary to facilitate anticipated drilling activities and the ability of the Company to attract additional working interest owners to participate in its exploration and development activities. These forward-looking statements are, and will be, based on management's then current views and assumptions regarding future events.


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

     -- The Company's ability to encounter hydrocarbons in sufficient quantities to be economically viable, and its ability to overcome the operating hazards which are inherent in the oil and gas industry and which are intensified by the Company's concentration of its producing oil and gas assets in few properties.

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

(b) Cheniere made no filings on Form 8-K during the three months ended March 31, 2000.

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

                                    Date: May 12, 2000