Form 10-Q
period 2000-06-30
CHENIERE ENERGY INC
filed 2000-08-11
CIK 3570

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

                  For the quarterly period ended June 30, 2000

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

                                  77002-4312
                                  (Zip Code)

                                (713)659-1361
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] NO [_].

As of August 10, 2000, there were 42,989,572 shares of Cheniere Energy, Inc. Common Stock, $.003 par value, issued and outstanding.

================================================================================

                             CHENIERE ENERGY, INC.
                              INDEX TO FORM 10-Q


                                                                                Page
                                                                                ----
                                                                            C>
PART I.  FINANCIAL INFORMATION

         Item 1. Consolidated Financial Statements

                 Consolidated Balance Sheet.....................................    3

                 Consolidated Statement of Operations...........................    4

                 Consolidated Statement of Stockholders' Equity.................    5

                 Consolidated Statement of Cash Flows...........................    6

                 Notes to Consolidated Financial Statements.....................    7

         Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations..........................................   10

         Item 3. Quantitative and Qualitative Disclosures About Market Risk.....   15

PART II.  OTHER INFORMATION

         Item 2. Changes in Securities and Use of Proceeds.....................    15

         Item 4. Submission of Matters to a Vote of Security Holders...........    15

         Item 6. Exhibits and Reports on Form 8-K..............................    15

SIGNATURES.....................................................................    16


                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET



                                                                       June 30,       December 31,
                                   ASSETS                                2000             1999
                                   ------                            -----------      -----------
                                                                     (Unaudited)
CURRENT ASSETS
  Cash                                                             $    777,052       $  1,175,950
  Accounts Receivable                                                 1,267,712            906,569
  Debt Issuance Costs, net                                               70,687            138,909
  Prepaid Expenses and Other Current Assets                           1,183,925          1,223,864
                                                                   ------------       ------------
    Total Current Assets                                              3,299,376          3,445,292

OIL AND GAS PROPERTIES, full cost method
  Proved Properties, net                                              8,419,600          9,459,041
  Unproved Properties, not subject to amortization                   23,300,511         20,648,923
                                                                   ------------       ------------
    Total Oil and Gas Properties                                     31,720,111         30,107,964

FIXED ASSETS, net                                                       859,906            928,019
                                                                   ------------       ------------
    Total Assets                                                   $ 35,879,393       $ 34,481,275
                                                                   ============       ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

CURRENT LIABILITIES
  Accounts Payable and Accrued Liabilities                         $  2,501,427       $  1,772,324
  Notes Payable                                                       3,639,515          4,963,213
                                                                   ------------       ------------
    Total Current Liabilities                                         6,140,942          6,735,537

STOCKHOLDERS' EQUITY
  Common Stock, $.003 par value
   Authorized: 60,000,000 shares
   Issued and Outstanding: 42,989,572 shares at June 30, 2000
   and 40,212,473 shares at December 31, 1999                           128,969            120,637
  Preferred Stock, $.0001 par value
   Authorized: 5,000,000 shares
   Issued and Outstanding: none                                              --                 --
  Additional Paid-in-Capital                                         35,131,967         33,203,344
  Accumulated Deficit                                                (5,522,485)        (5,578,243)
                                                                   ------------       ------------

     Total Stockholder's Equity                                      29,738,451         27,745,738
                                                                   ------------       ------------
     Total Liabilities and Stockholders' Equity                    $ 35,879,393       $ 34,481,275
                                                                   ============       ============

   The accompanying notes are an integral part of these financial statements

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)

                                                                     Three Months Ended                Six Months Ended
                                                                           June 30,                         June 30,
                                                                    ------------------------       --------------------------
                                                                      2000             1999          2000           1999
                                                                    ------------   ---------       ------------    ----------
Revenues
   Oil and Gas Sales                                                $  1,731,078   $      --       $   2,904,683   $       --
   Management Fees                                                       373,333          --             603,333           --
                                                                    ------------   ---------       -------------   ----------
      Total Revenues                                                   2,104,411          --           3,508,016           --
                                                                    ------------   ---------       -------------   ----------
Operating Costs and Expenses
   Production Costs                                                      114,008          --             195,733           --
   Depreciation, Depletion and Amortization                            1,070,390      10,982           1,996,347       21,326
   General and Administrative Expenses                                   566,088     349,200           1,273,097      672,856
                                                                    ------------   ---------       -------------   ----------
      Total Operating Costs and Expenses                               1,750,486     360,182           3,465,177      694,182
                                                                    ------------   ---------       -------------   ----------

Income/(Loss) from Operations Before Interest and Income Taxes           353,925    (360,182)             42,839     (694,182)

Interest Income                                                            4,210       5,298              12,919       10,192
                                                                    ------------   ---------       -------------   ----------
Income/(Loss) From Operations Before Income Taxes                        358,135    (354,884)             55,758     (683,990)

Provision for Income Taxes                                                    --          --                  --           --
                                                                    ------------  ----------       -------------   ----------
Net Income/(Loss)                                                   $    358,135   $(354,884)      $      55,758   $ (683,990)
                                                                    ============  ==========       =============   ==========
Net Income/(Loss) Per Share - Basic                                 $       0.01   $   (0.02)      $        0.00   $    (0.03)
                                                                    ============  ==========       =============   ==========
Net Income/(Loss) Per Share - Fully Diluted                         $       0.01       N/A         $        0.00       N/A
                                                                    ============  ==========       =============   ==========
Weighted Average Number of Shares Outstanding - Basic                 42,938,450  23,464,488          41,904,063   21,503,556
                                                                    ============  ==========       =============   ==========
Weighted Average Number of Shares Outstanding - Fully Diluted         54,227,795       N/A            52,735,906       N/A
                                                                    ============  ==========       =============   ==========

   The accompanying notes are an integral part of these financial statements

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                              Common Stock            Additional                          Total
                                                        -------------------------      Paid-In        Accumulated     Stockholders'
                                                          Shares         Amount        Capital          Deficit          Equity
                                                        -----------    ----------   -------------    --------------   ------------
Balance - December 31, 1998                              18,973,749    $   56,922    $  20,084,928    $  (3,824,520)  $ 16,317,330
Issuance of Shares in Exchange for Notes                  2,812,528         8,437        2,016,583                       2,025,020
Repricing of Warrants to Extend Bridge Notes                                                35,702                          35,702
Issuance of Shares in Exchange for Production Payment       584,475         1,753          398,247                         400,000
Issuances of Stock                                        4,937,225        14,812        5,035,038                       5,049,850
Expenses Related to Offerings                                                             (288,299)                       (288,299)
Net Loss                                                                                                   (683,990)      (683,990)
                                                        -----------    ----------    -------------    -------------   ------------
Balance - June 30, 1999                                  27,307,977        81,924       27,282,199       (4,508,510)    22,855,613
                                                        ===========    ==========    =============    =============   ============

Balance - December 31, 1999                              40,212,473       120,637       33,203,344       (5,578,243)    27,745,738
Issuances of Stock                                        2,777,099         8,332        2,098,168                       2,106,500
Expenses Related to Offerings                                                             (169,545)                       (169,545)
Net Income                                                                                                   55,758         55,758
                                                        -----------    ----------    -------------    -------------   ------------
Balance - June 30, 2000                                  42,989,572    $  128,969    $  35,131,967    $  (5,522,485)  $ 29,738,451
                                                        ===========    ==========    =============    =============   ============

    The accompanying notes re an integral part of these financial statements

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                            Six Months Ended
                                                                 June 30,
                                                         -----------------------
                                                           2000         1999
                                                         ---------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss                                              $    55,758  $  (683,990)
 Adjustments to Reconcile Net Loss to
  Net Cash Provided by (Used in) Operating Activities
    Depreciation, Depletion and Amortization             1,996,347       21,326
    Non-Cash Expense (Issuance of Warrants)                100,000           --
                                                       -----------   ----------
                                                         2,152,105     (662,664)
Changes inn Operating Assets and Liabilities
    Accounts Receivable                                   (361,143)    (555,868)
    Subscriptions Receivable                                    --      500,000
    Prepaid Expensed and Other Current Assets              (60,061)    (532,135)
    Accounts Payable and Accrued Liabilities               729,103    2,102,163
                                                       -----------   ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                2,460,004      851,496
                                                       -----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of Fixed Assets                                (150,161)     (22,099)
 Oil and Gas Property Additions                         (3,340,221)  (4,741,545)
                                                       -----------   ----------
NET CASH USED IN INVESTING ACTIVITIES                   (3,490,382)  (4,763,644)
                                                       -----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from Issuance of Notes Payable or Advances     1,705,000      240,000
 Repayment of Notes Payable or Advances                 (3,028,698)    (240,000)
 Sale of Common Stock                                    2,056,500    5,449,848
 Offering Costs                                           (169,545)    (288,299)
 Debt Issuance Costs                                        68,223           --
                                                       -----------   ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  631,480    5,161,549
                                                       -----------   ----------
NET INCREASE (DECREASE) IN CASH                           (398,898)   1,249,401

CASH - BEGINNING OF PERIOD                               1,175,950      143,868
                                                       -----------   ----------

CASH - END OF PERIOD                                   $   777,052   $1,393,269
                                                       ===========   ==========


   The accompanying notes are an integral part of these financial statements

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


Note 2 - Notes Payable

April 2000 - Bridge Financing

     In April 2000, Cheniere completed the private placement of a $2,000,000 bridge financing facility. The maturity date of borrowings under the facility will be 120 days from the date of each borrowing. Interest is payable at maturity, calculated at a rate of LIBOR plus 2% per year. Financing costs related to the facility include a 2% placement fee and the issuance of warrants to purchase up to 1,000,000 shares of common stock at an exercise price of $1.00 per share. If a note issued under the facility remains unpaid at its maturity date, it is automatically converted into Cheniere common stock at a 35% discount to the then-current market price per share, with a minimum conversion price of $0.50 per share. As of June 30, 2000 Cheniere had borrowed $1,100,000 under the facility. Proceeds from the borrowings were used to fund the reprocessing of seismic data and for general corporate purposes.

September 1999 - Platform Financing

     On September 1, 1999, Cheniere established a $3,100,000 financing facility to fund a production platform and other exploration and development costs in the West Cameron Block 49 area. Borrowings under the facility are to be repaid from Cheniere's share of net cash flow from production through the West Cameron Block 49 platform. The note is secured by Cheniere's oil and gas properties. Financing costs include interest at 10% per annum and a 5% net profit interest in the initial two wells producing through the platform. On February 29, 2000, Cheniere amended the loan agreement and borrowed an additional $605,000 under the facility to fund the recompletion of a producing well. At June 30, 2000, the outstanding balance under the facility was $2,539,515. The maturity date has been extended from June 30, 2000 to October 31, 2000.

December 1999 - Well Services Financing

     In December 1999, Cheniere entered into a financing agreement with a supplier of well services to consolidate and convert trade accounts payable balances of $1,117,570 into a short-term secured note payable with interest payable at 10% per year. The note was secured by Cheniere's oil and gas properties. As of June 30, 2000, Cheniere had repaid the entire balance of the note.

December 1997 - Bridge Financing

     In December 1997, Cheniere completed the private placement of a $4,000,000 bridge financing. On March 15, 2000, Cheniere repaid the outstanding balance, which totaled $755,000.


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

     Also in March 2000, Cheniere issued 66,667 shares of common stock to one company in exchange for $50,000 of geophysical consulting services. In April 2000, Cheniere issued 200,000 shares to a drilling company in connection with an adjustment to the price of shares previously issued for drilling services rendered. These issuances were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

     In April 2000, Cheniere issued 80,932 units to ten existing stockholders pursuant to price adjustment provisions of their subscription agreements. These units represented 80,932 shares of common stock and warrants to purchase 40,466 shares of common stock at an exercise price of $1.50 per share on or before April 13, 2003. These issuances were made in reliance on the exemption from registration provided by Section 506 of Regulation D.

     As a selling commission related to a 1999 private placement of securities, Cheniere issued to an individual in April 2000 warrants to purchase 100,000 shares of common stock at an exercise price of $1.50 per share on or before June 30, 2002.


Note 4 - Exploration Program

     On March 10, 2000, the Company entered into an exploration agreement with an industry partner. Under the terms of the agreement, Cheniere's exploration partner acquired an option to participate at a 50% working interest level in any drilling prospects generated by Cheniere over the next eighteen months within a defined area of mutual interest in the Gulf of Mexico. Cheniere will receive a management fee of $4,140,000 payable in equal monthly installments over the eighteen-month term of the agreement. In addition, Cheniere's partner will pay a disproportionate share of the cost of leasing and of the initial test well on each prospect. Cheniere will be the operator of the drilling program. The management fee payments of $230,000 per month are allocated between revenues and oil and gas property costs based upon the percentage of general and administrative expenses that the Company capitalizes as oil and gas property costs.


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

Note 6 - Commitments and Contingencies

     In June 1999, Cheniere entered into a master license agreement covering the license of approximately 8,800 square miles of 3-D seismic data in the Gulf of Mexico. In connection with the license agreement, the Company has made a commitment to reprocess certain of the seismic data and to pay a fee for such reprocessing as the reprocessed data are delivered. Such deliveries commenced in the fourth quarter of 1999. If reprocessed seismic data are delivered to Cheniere on the schedule specified in the agreement, Cheniere is obligated to make processing payments of approximately $200,000 per month through December 2001. Accelerating the deliveries of reprocessed data could increase Cheniere's monthly obligation to as much as $500,000 per month.

     In June 2000, Cheniere entered into an agreement whereby Cheniere acquired a license to 3D seismic data covering 1,900 square miles in the Gulf of Mexico in exchange for its commitment to fund the reprocessing of the data. Cheniere has committed to reprocess the data and estimates the cost of this reprocessing to be approximately $2,000,000, payable as the reprocessing is completed and delivered to Cheniere. Deliveries are expected to commence in October 2000 and to continue into the second quarter of 2001. Cheniere has an option to expand the agreement to cover an additional 3,000 square miles.

NOTE 7 - SUBSEQUENT EVENTS

     Subsequent to June 30, 2000, Cheniere borrowed $500,000 under its bridge financing facility. The Company used the proceeds of this borrowing to fund a deposit into an escrow account for its share of the estimated costs of a well which will commence drilling in August 2000 and for general corporate purposes.

     In July 2000, the Company granted options to employees to purchase 1,716,000 shares of common stock at an exercise price of $0.6875 per share, the closing market price on the date of grant. The options vest 25% per year, beginning on the first anniversary of the grant date and have a term of five years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's unaudited consolidated financial statements and notes thereto relate to the three-month and six-month periods ended June 30, 2000 and 1999. These statements, the notes thereto and the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 contain detailed information that should be referred to in conjunction with the following discussion.

PRODUCTION AND PRODUCT PRICES

     For the three months ended June 30, 2000, Cheniere produced 510,942 mcf of natural gas at an average price of $3.49 per mcf and 1,667 barrels of condensate at an average price of $29.22 per barrel. For the six months ended June 30, 2000, Cheniere produced 947,175 mcf of natural gas at an average price of $3.14 per mcf and 3,360 barrels of condensate at an average price of $28.93 per barrel. Cheniere had no production in the six months ended June 30, 1999.

RESULTS OF OPERATIONS

     COMPARISON OF THREE-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999 - The Company's operating results for the three months ended June 30, 2000 reflect net income of $358,135 or $0.01 per share (basic and fully diluted) compared to a loss of $354,884, or $0.02 per share, a year earlier.

     In the second quarter of 2000, Cheniere recorded revenues of $2,104,411 compared to nil in the comparable period of 1999. Cheniere began producing oil and gas in September 1999. The Company also began receiving a management fee in March 2000 under the terms of an exploration agreement with an industry partner. Production costs totaled $114,008 for the 2000 quarter.

     Depreciation, depletion and amortization of oil and gas property costs commenced in September 1999 and totaled $958,541 for the 2000 quarter. Depreciation of fixed assets increased to $111,849 in the first half of 2000, compared to $10,982 a year earlier, as a result of Cheniere's mid-1999 expansion of its technological staff and the acquisition of workstations, related computer equipment and software to execute the Company's exploration program.

     General and administrative ("G&A") expenses increased to $566,088 in the three months ended June 30, 2000 compared to $349,200 reported for the comparable period in 1999. In mid-1999, Cheniere licensed 8,800 additional square miles of 3-D seismic data and it has increased the number of its employees and consultants from 9 to 27, adding management and exploration professionals to exploit the expanded 3-D database. As a result, salaries, benefits and consulting expenses increased to $648,409 for the 2000 quarter, compared with $296,080 a year earlier. Investor relations and travel expenses increased to $88,204 in the 2000 quarter from $30,003 in the 1999 quarter as Cheniere engaged outside consultants to assist in broadening investor interest in the Company. Other G&A expenses increased to $266,475 in the 2000 quarter, compared to $180,117 a year earlier due to the increased activity level of the Company. Cheniere capitalizes as oil and gas property costs that portion of G&A expenses which relates to its exploration and development activities. Cheniere capitalized $437,000 of such G&A expenses in the 2000 quarter and $157,000 in the 1999 quarter.

     COMPARISON OF SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999 - The Company's operating results for the six months ended June 30, 2000 reflect net income of $55,758 or $0.00 per share (basic and fully diluted) compared to a loss of $683,990, or $0.03 per share, a year earlier. Net cash flow from operations (before changes in operating assets and liabilities) increased to $2,152,105 for the first six months of 2000 from a deficit of $662,664 in the first half of 1999.

     In the first six months of 2000, Cheniere recorded revenues of $3,508,016 compared to nil in the comparable period of 1999. Cheniere began producing oil and gas in September 1999. The Company also began receiving a management fee in March 2000 under the terms of an exploration agreement with an industry partner. Production costs totaled $195,733 for the 2000 period.

     Depreciation, depletion and amortization of oil and gas property costs commenced in September 1999 and totaled $1,778,074 for the first half of 2000. Depreciation of fixed assets increased to $218,273 in the 2000 quarter, compared to $21,326 a year earlier, as a result of Cheniere's mid-1999 expansion of its technological staff and the acquisition of workstations, related computer equipment and software to execute the Company's exploration program.

     General and administrative ("G&A") expenses increased to $1,273,097 in the six months ended June 30, 2000 compared to $672,856 reported for the comparable period in 1999. In mid-1999, Cheniere licensed 8,700 additional square miles of 3-D seismic data and it has increased the number of its employees and consultants from 9 to 27, adding management and exploration professionals to exploit the expanded 3-D database. As a result, salaries, benefits and consulting expenses increased to $1,225,981 for the first half of 2000, compared with $523,100 a year earlier. Investor relations and travel expenses increased to $286,473 in the 2000 period from $40,803 in the 1999 period as Cheniere engaged outside consultants to assist in broadening investor interest in the Company. Included in 2000 investor relations expenses are $100,000 of non-cash costs related to warrants issued to the Company's outside consultants. Other G&A expenses increased to $563,643 for the first half of 2000 from $380,953 a year earlier as a result of the Company's increased level of activity. Cheniere capitalizes as oil and gas property costs that portion of G&A expenses which relates to its exploration and development activities. Cheniere capitalized $803,000 of such G&A expenses in the first half of 2000 and $272,000 in the comparable period in 1999.


LIQUIDITY AND CAPITAL RESOURCES

     General - The Company anticipates that future liquidity requirements, including repayment of $3,639,515 in short-term notes payable, payments of $2,000,000 and approximately $200,000 per month through December 2001 for future deliveries of reprocessed 3-D seismic data, exploration and development activities within its 3-D exploration program, other oil and gas activities and general corporate requirements will be met by a combination of: cash balances, cash flow from operations, the sale of equity, further borrowings, and/or the sale of interests in its 3-D exploration program or in the prospects generated thereunder. At this time, no assurance can be given that such further sales of equity, future borrowings, or sales of interests in the 3-D exploration program or in the prospects generated thereunder will be accomplished.

     Funds Raised in 2000 - During the six months ended June 30, 2000, Cheniere has generated funds from the following sources: $1,886,995 (net of offering costs of $169,545) through the sale of equity securities and the exercise of warrants, $2,152,105 in net cash flow from operations (before changes in operating assets and liabilities), $605,000 through additional borrowing under the financing facility which the Company established in September 1999 and $1,100,000 in borrowings under a bridge financing facility.

     Exploration Agreement - On March 10, 2000, the Company entered into an exploration agreement with an industry partner. Under the terms of the agreement, Cheniere's exploration partner acquired an option to participate at a 50% working interest level in any drilling prospects generated by Cheniere over the next eighteen months within a defined area of mutual interest in the Gulf of Mexico. Cheniere receives a management fee of $4,140,000 payable in equal monthly installments over the eighteen-month term of the agreement. In addition, Cheniere's partner pays a disproportionate share of the cost of leasing and of the initial test well on each prospect. Cheniere will be the operator of the drilling program. The management fee payments of $230,000 per month are allocated between revenues and oil and gas property costs based upon the percentage of general and administrative expenses that the Company capitalizes as oil and gas property costs.

     Notes Payable Activity - In April 2000, Cheniere completed the private placement of a $2,000,000 bridge financing facility. The maturity date of borrowings under the facility will be 120 days from the date of each borrowing. Interest is payable at maturity, calculated at a rate of LIBOR plus 2% per year. Financing costs related to the facility include a 2% placement fee and the issuance of warrants to purchase up to 1,000,000 shares of common stock at $1.00 per share. If a note remains unpaid at the maturity date, it is automatically converted into Cheniere common stock at a 35% discount to the then current market price per share, with a minimum conversion price of $0.50 per share. As of June 30, 2000 Cheniere had drawn $1,100,000 under the facility. Proceeds from the borrowings were used to fund the reprocessing of seismic data and for general corporate purposes. Subsequent to June 30, 2000, Cheniere borrowed an additional $500,000 under the facility.

     On September 1, 1999, Cheniere established a $3,100,000 financing facility to fund a production platform and other exploration and development costs in the West Cameron Block 49 area. Borrowings under the facility are to be repaid from Cheniere's share of net cash flow from production through the West Cameron Block 49 platform. The note is secured by Cheniere's oil and gas properties. Financing costs include interest at 10% per annum and a 5% net profit interest in the initial two wells producing through the platform. On February 29, 2000, Cheniere amended the loan agreement and borrowed an additional $605,000 under the facility to fund the recompletion of a producing well. At June 30, 2000, the outstanding balance under the facility was $2,539,515. The maturity date was extended from June 30, 2000 to October 31, 2000.

     In December 1999, Cheniere entered into a financing agreement with a supplier of well services to consolidate and convert trade accounts payable balances of $1,117,570 into a short-term secured note payable. Interest was payable at 10% per annum. The note was secured by Cheniere's oil and gas properties and matured on July 5, 2000. At June 30, 2000, the outstanding balance, including accrued interest, had been paid in full.

     In December 1997, Cheniere completed the private placement of a $4,000,000 bridge financing. On March 15, 2000, Cheniere repaid the remaining balance, which totaled $755,000.

     Seismic Reprocessing Commitments - In June 1999, Cheniere entered into a master license agreement covering the license of approximately 8,800 square miles of 3-D seismic data in the Gulf of Mexico. In connection with the license agreement, the Company has made a commitment to reprocess certain of the seismic data and to pay a fee for such reprocessing as the reprocessed data are delivered. Such deliveries commenced in the fourth quarter of 1999. If reprocessed seismic data are delivered to Cheniere on the schedule specified in the agreement, Cheniere is obligated to make processing payments of approximately $200,000 per month through December 2001. Accelerating the deliveries of reprocessed data could increase Cheniere's monthly obligation to as much as $500,000 per month.

     In June 2000, Cheniere entered into an agreement whereby Cheniere acquired a license to 3D seismic data covering 1,900 square miles in the Gulf of Mexico in exchange for its commitment to fund the reprocessing of the data. Cheniere has committed to reprocess the data and estimates the cost of this reprocessing to be approximately $2,000,000, payable as the reprocessing is completed and delivered to Cheniere. Deliveries are expected to commence in October 2000 and to continue into the second quarter of 2001. Cheniere has an option to expand the agreement to cover an additional 3,000 square miles.

     Sales of Equity Securities - In February and March 2000, the Company issued 1,492,000 units at a price of $0.75 per unit, each unit representing one share of common stock and one warrant to purchase a share of common stock. Warrants issued in connection with these sales of units are exercisable at a price of $1.00 per share on or before the second anniversary of the date the units were sold. Net proceeds were $1,020,000 after payment of $99,000 in selling commissions. In March 2000, the Company issued 937,500 shares pursuant to the exercise of warrants at an exercise price of $1.00 per share, generating net proceeds of $937,500. Also in March 2000, Cheniere issued 66,667 shares of common stock in exchange for $50,000 of geophysical consulting services. In April 2000, Cheniere issued 200,000 shares to a drilling company in connection with an adjustment to the price of shares previously issued for drilling services rendered. Also in April 2000, Cheniere issued 80,932 units to existing stockholders pursuant to price adjustment provisions of their subscription agreements. These units represented 80,932 shares of common stock and warrants to purchase 40,466 shares of common stock at an exercise price of $1.50 per share on or before April 13, 2003.

     Cash Flow from Operations - Cheniere commenced production of oil and gas in September 1999. Cash flow from operations (before changes in operating assets and liabilities) for the six months ended June 30, 2000 totaled $2,152,105, including $603,333 in management fee income related to the exploration agreement executed in March 2000.

     Nasdaq Listing - Cheniere has received a notice from The Nasdaq Stock Market stating that the Company is not presently in compliance with certain requirements related to the listing of its shares on the The Nasdaq SmallCap Market. Specifically, the market price of the Company's common stock has fallen below $1.00 per share. Cheniere expects to appeal any decision by Nasdaq to remove it from listing, and there will be no change in Cheniere's listing pending completion of the appeal process. Cheniere is not able to predict the timing of the appeal process, which could take from late August through the end of the year. If the common stock is removed from listing on The Nasdaq SmallCap Market, Cheniere believes it will be eligible for inclusion and continued trading on the OTC Bulletin Board system.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None.

PART II. OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

The information contained in Notes 2, 3 and 5 to the Consolidated Financial Statements is incorporated herein by reference.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held an annual meeting of its stockholders on July 12, 2000. The following individuals, were elected to the Board of Directors: Emanuel Batler, Nuno Brandolini, Michael L. Harvey, Kenneth R. Peak, Charles M. Reimer, Charif Souki and Walter L. Williams. In addition to the election of Directors, the following matters were submitted to a vote and approved by stockholders: the amendment of the Company's 1997 Stock Option Plan to increase the number of shares subject to the plan from 1,950,000 to 6,000,000; the Amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock, par value of $.003 per share, to 120,000,000 shares; and the ratification and approval of the appointment of PricewaterhouseCoopers LLP as independent accountants for the year ended December 31, 2000. There were 42,989,572 shares of common stock outstanding and eligible to vote as of the record date of May 26, 2000. The results of voting on these matters is summarized in the following table:


                                                     Votes     Abstentions or
Description                       Votes For         Against     Broker Non-Votes
-----------                       ---------         -------    -----------------
Emanuel Batler                    31,579,866          - 0 -          198,655
Nuno Brandolini                   31,579,866          - 0 -          198,655
Michael L. Harvey                 31,579,866          - 0 -          198,655
Kenneth R. Peak                   31,579,866          - 0 -          198,655
Charles M. Reimer                 31,579,866          - 0 -          198,655
Charif Souki                      31,579,866          - 0 -          198,655
Walter L. Williams                31,579,866          - 0 -          198,655
Amend Stock Option Plan           20,787,857        856,279       10,134,388
Increase Authorized Shares        30,985,587         15,689          101,450
Independent Accountants           31,696,392         51,850           30,279



ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Each of the following exhibits is incorporated by reference or filed herewith:

    Exhibit No.     Description
    -----------     -----------

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

    3.3 By-laws of Cheniere as amended through April 7, 1997 (Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K filed on March 29, 1999 (File No. 0-9092))

    10.39 Seismic Data Purchase Agreement dated June 21, 2000 between Seitel Data and Cheniere. Certain information in this exhibit has been omitted and filed separately with the Commission. Confidential treatment has been requested with respect to the omitted portions.

    27.1    Financial Data Schedule


(b)  Current Reports on Form 8-K: None.



SIGNATURES


      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CHENIERE ENERGY, INC.


                                    /s/ Don A. Turkleson
                                    --------------------
                                    Don A. Turkleson
                                    Chief Financial Officer (on behalf of the
                                    registrant and as principal accounting
                                    officer)

                                    Date: August 10, 2000