Form 10-Q
period 2000-09-30
CHENIERE ENERGY INC
filed 2000-11-14
CIK 3570

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

As of November 10, 2000, there were 10,997,393 shares of Cheniere Energy, Inc. Common Stock, $.003 par value, issued and outstanding, after taking into consideration of the Company's one-for-four reverse stock split, which was effective on October 18, 2000.

                             CHENIERE ENERGY, INC.
                               INDEX TO FORM 10-Q



                                                                          Page
                                                                          ----

PART I.  FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements

             Consolidated Balance Sheet.................................    3

             Consolidated Statement of Operations.......................    4

             Consolidated Statement of Stockholders' Equity.............    5

             Consolidated Statement of Cash Flows.......................    6

             Notes to Consolidated Financial Statements.................    7

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................   11

     Item 3  Quantitative and Qualitative Disclosures About Market Risk.   15

PART II.  OTHER INFORMATION

     Item 2. Changes in Securities and Use of Proceeds..................   15

     Item 4. Submission of Matters to a Vote of Security Holders........   16

     Item 6. Exhibits and Reports on Form 8-K...........................   16

SIGNATURES..............................................................   17

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET

                                                        September 30,     December 31,
                ASSETS                                      2000             1999
                ------                                  -------------     ------------
CURRENT ASSETS
 Cash                                                   $ 2,576,330       $ 1,175,950
 Accounts Receivable                                        815,453           906,569
 Debt Issuance Costs, net                                    14,653           138,909
 Prepaid Expenses and Other Current Assets                1,161,857         1,223,864
                                                        -----------       -----------
   Total Current Assets                                   4,568,293         3,445,292

OIL AND GAS PROPERTIES, full cost method
 Proved Properties, net                                   7,862,395         9,459,041
 Unproved Properties, not subject to amortization        23,746,152        20,648,923
                                                        -----------       -----------
   Total Oil and Gas Properties                          31,608,547        30,107,964

FIXED ASSETS, net                                           869,614           928,019
                                                        -----------       -----------
   Total Assets                                         $37,046,454       $34,481,275
                                                        ===========       ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts Payable and Accrued Liabilities               $ 4,333,621       $ 1,772,324
 Notes Payable                                            2,047,514         4,963,213
                                                        -----------       -----------
   Total Current Liabilities                              6,381,135         6,735,537

STOCKHOLDERS' EQUITY
 Common Stock, $.003 par value
  Authorized: 120,000,000 shares
  Issued and Outstanding: 10,997,393 shares at
  September 30, 2000 and 10,053,118 shares at
  December 31, 1999                                          32,992            30,159
 Preferred Stock, $.0001 par value
  Authorized: 5,000,000 shares
  Issued and Outstanding: none                                   --                --
 Additional Paid-in-Capital                              36,235,943        33,293,822
 Accumulated Deficit                                     (5,603,616)       (5,578,243)
                                                        -----------       -----------
   Total Stockholders' Equity                            30,665,319        27,745,738
                                                        -----------       -----------
   Total Liabilities and Stockholders' Equity           $37,046,454       $34,481,275
                                                        ===========       ===========

  The accompanying notes are an integral part of these financial statements.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)


                                                          Three Months Ended          Nine Months Ended
                                                             September 30,              September 30,
                                                         --------------------        -------------------
                                                          2000          1999          2000         1999
                                                         ------        ------        ------       ------
Revenues
  Oil and Gas Sales                                    $1,198,052    $  421,268    $4,102,735   $   421,268
  Management Fees                                         373,334            --       976,667            --
                                                       ----------    ----------    ----------   -----------
    Total Revenues                                      1,571,386       421,268     5,079,402       421,268
                                                       ----------    ----------    ----------   -----------
Operating Costs and Expenses
  Production Costs                                        120,494        33,088       316,227        33,088
  Depreciation, Depletion and Amortization                901,084       254,033     2,897,431       275,359
  General and Administrative Expenses                     635,844       481,669     1,908,941     1,154,525
                                                       ----------    ----------    ----------   -----------
    Total Operating Costs and Expenses                  1,657,422       768,790     5,122,599     1,462,972
                                                       ----------    ----------    ----------   -----------
Loss from Operations Before Interest and Income Taxes     (86,036)     (347,522)      (43,197)   (1,041,704)

Interest Income                                             4,905        13,523        17,824        23,715
                                                       ----------    ----------    ----------   -----------
Loss From Operations Before Income Taxes                  (81,131)     (333,999)      (25,373)   (1,017,989)

Provision for Income Taxes                                     --            --            --            --
                                                       ----------    ----------    ----------   -----------
Net Loss                                               $  (81,131)   $ (333,999)   $  (25,373)  $(1,017,989)
                                                       ==========    ==========    ==========   ===========
Net Loss Per Share - Basic and Fully Diluted           $    (0.01)   $    (0.05)   $    (0.00)  $     (0.17)
                                                       ==========    ==========    ==========   ===========
Weighted Average Number of Shares Outstanding -
 Basic and Diluted                                     10,763,697     7,026,365    10,572,610     5,932,093
                                                       ==========    ==========    ==========   ===========

  The accompanying notes are an integral part of these financial statements.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                   Common Stock       Additional                     Total
                                                                ------------------      Paid-In    Accumulated    Stockholders'
                                                                Shares      Amount      Capital      Deficit         Equity
                                                                ------      ------    ----------   -----------    -------------
Balance - December 31, 1998                                    4,743,437   $ 14,231   $20,127,619  $(3,824,520)    $16,317,330
Issuance of Shares in Exchange for Notes                         739,166      2,217     2,181,350           --       2,183,567
Repricing of Warrants to Extend Bridge Notes                          --         --        35,702           --          35,702
Issuance of Shares in Exchange for Production Payment            146,119        438       399,562           --         400,000
Issuance of Stock                                              1,670,866      5,013     7,167,198           --       7,172,211
Expenses Related to Offerings                                         --         --      (369,612)          --        (369,612)
Net Loss                                                              --         --            --   (1,017,989)     (1,017,989)
                                                              ----------   --------   -----------  -----------     -----------
Balance - September 30, 1999                                   7,299,588   $ 21,899   $29,541,819  $(4,842,509)    $24,721,209
                                                              ==========   ========   ===========  ===========     ===========

Balance - December 31, 1999                                   10,053,118   $ 30,159   $33,293,822  $(5,578,243)    $27,745,738
Issuance of Shares in Exchange for Note                          250,000        750       499,250           --         500,000
Issuance of Warrants with Note                                        --         --       528,000           --         528,000
Issuance of Stock                                                694,275      2,083     2,104,417           --       2,106,500
Expenses Related to Offerings                                         --         --      (189,546)          --        (189,546)
Net Loss                                                              --         --            --      (25,373)        (25,373)
                                                              ----------   --------   -----------  -----------     -----------
Balance - September 30, 2000                                  10,997,393   $ 32,992   $36,235,943  $(5,603,616)    $30,665,319
                                                              ==========   ========   ===========  ===========     ===========

  The accompanying notes are an integral part of these financial statements.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                     Nine Months Ended
                                                                        September 30,
                                                                 ----------------------------
                                                                     2000            1999
                                                                 -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                       $   (25,373)     $(1,017,989)
  Adjustments to Reconcile Net Loss to
   Net Cash Provided by (Used in) Operating Activities:
     Depreciation, Depletion and Amortization                      2,897,431          275,359
     Non-Cash Expense (Issuance of Warrants)                         100,000                -
                                                                 -----------      -----------
                                                                   2,972,058         (742,630)
  Changes in Operating Assets and Liabilities
     Accounts Receivable                                              91,116         (351,894)
     Subscriptions Receivable                                              -          390,000
     Prepaid Expenses and Other Current Assets                       (37,993)        (195,052)
     Accounts Payable and Accrued Liabilities                      2,561,297        3,000,840
                                                                 -----------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          5,586,478        2,101,264
                                                                 -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of Fixed Assets                                         (275,286)        (498,219)
  Oil and Gas Property Additions                                  (5,486,324)      (7,909,495)
  Advance Proceeds from Sale of Oil and Gas Properties             2,000,000                -
                                                                 -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                             (3,761,610)      (8,407,714)
                                                                 -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Issuance of Notes Payable                          2,605,000        3,100,000
  Repayment of Notes Payable                                      (5,020,699)        (987,490)
  Sale of Common Stock                                             2,056,500        4,745,468
  Offering Costs                                                    (189,546)        (369,612)
  Debt Issuance Costs                                                124,257                -
                                                                 -----------      -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                 (424,488)       6,488,366
                                                                 -----------      -----------
NET INCREASE IN CASH                                               1,400,380          181,916

CASH - BEGINNING OF PERIOD                                         1,175,950          143,868
                                                                 -----------      -----------
CASH - END OF PERIOD                                             $ 2,576,330      $   325,784
                                                                 ===========      ===========

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

     On October 16, 2000, the Company's stockholders approved a one-for-four reverse stock split. The reverse stock split became effective on October 18, 2000. All share amounts and per share amounts in the financial statements have been restated to reflect this reverse stock split.

     For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Interim results are not necessarily indicative of results to be expected for the full fiscal year ended December 31, 2000.

NOTE 2 - NOTES PAYABLE

April 2000 - Bridge Financing

     In April 2000, Cheniere established a $2,000,000 bridge financing facility. The maturity date of borrowings under the facility are 120 days from the date of each borrowing. Interest is payable at maturity, calculated at a rate of LIBOR plus 2% per year. Financing costs related to the facility include a 2% placement fee and the issuance of warrants to purchase up to 250,000 shares of common stock at an exercise price of $4.00 per share. Such warrants were issued in September 2000, at which time they were valued at $528,000 using the Black-Scholes method. If a note issued under the facility remains unpaid at its maturity date, it is automatically converted into Cheniere common stock at a 35% discount to the then-current market price per share, with a minimum conversion price of $2.00 per share. As of September 30, 2000 Cheniere had borrowed $2,000,000 under the facility, repaid $500,000, and converted $500,000 into common shares at a conversion price of $2.00 per share. Proceeds from the borrowings were used to fund the reprocessing of seismic data and for general corporate purposes. The outstanding balance under the facility at September 30, 2000 was $1,000,000.

September 1999 - Platform Financing

     On September 1, 1999, Cheniere established a $3,100,000 financing facility to fund a production platform and other exploration and development costs in the West Cameron Block 49 area. Borrowings under the facility are repaid from Cheniere's share of net cash flows from production through the West Cameron Block 49 platform. The note is secured by Cheniere's oil and gas properties. Financing costs include interest at 10% per annum and a 5% net profit interest in the initial two wells producing through the platform. On February 29, 2000, Cheniere amended the loan agreement and borrowed an additional $605,000 under the facility to fund the recompletion of a producing well. At September 30, 2000, the outstanding balance under the facility was $1,047,514. The note matured on October 31, 2000 and was paid in full on that date.

December 1999 - Well Services Financing

     In December 1999, Cheniere entered into a financing agreement with a supplier of well services to consolidate and convert trade accounts payable balances of $1,117,570 into a short-term

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

secured note payable with interest payable at 10% per year. The note was secured by Cheniere's oil and gas properties. In May 2000, Cheniere repaid the remaining balance of the note.

December 1997 - Bridge Financing

     In December 1997, Cheniere completed the private placement of a $4,000,000 bridge financing. On March 15, 2000, Cheniere repaid the outstanding balance, which totaled $755,000.

NOTE 3 - COMMON STOCK, STOCK OPTIONS AND WARRANTS

     In February and March 2000, the Company issued to three investors 373,000 units at a price of $3.00 per unit, each unit representing one share of common stock and one warrant to purchase a share of common stock. Warrants issued in connection with these sales of units are exercisable at a price of $4.00 per share on or before the second anniversary of the date the units were sold. These issuances were made in reliance on the exemption from registration provided by Section 506 of Regulation D. Net proceeds were $1,020,000 after payment of $99,000 in selling commissions.

     In March 2000, the Company issued to nine investors 234,750 shares pursuant to the exercise of warrants at an exercise price of $4.00 per share. These issuances were made in reliance on the exemption from registration provided by
Section 506 of Regulation D.  Net proceeds were $937,500.

     Also in March 2000, Cheniere issued 16,667 shares of common stock to one company in exchange for $50,000 of geophysical consulting services. In April 2000, Cheniere issued 50,000 shares to a drilling company in connection with an adjustment to the price of shares previously issued for drilling services rendered. These issuances were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

     In April 2000, Cheniere issued 20,233 units to ten existing stockholders pursuant to price adjustment provisions of their subscription agreements. These units represented 20,233 shares of common stock and warrants to purchase 10,117 shares of common stock at an exercise price of $6.00 per share on or before April 13, 2003. These issuances were made in reliance on the exemption from registration provided by Section 506 of Regulation D.

     As a selling commission related to a 1999 private placement of securities, Cheniere issued to an individual in April 2000 warrants to purchase 25,000 shares of common stock at an exercise price of $6.00 per share on or before June 30, 2002.

     In July 2000, the Company granted stock options to its employees to purchase 362,750 shares of common stock at an exercise price of $2.75 per share and 75,000 shares at an exercise price of $6.00 per share on or before July 11, 2005. All such options were granted at or above the market closing price on the date of the grant. The options vest 25% per year, beginning on the first anniversary of the grant date and have a term of five years.

     In September 2000, the Company issued to the holder of its bridge notes payable warrants to purchase 250,000 shares of common stock at an exercise price of $4.00 per share on or before September 6, 2003. Cheniere also issued 250,000 shares to the note holder in September 2000, at a price of $2.00 per share, in satisfaction of $500,000 of the bridge notes.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 4 - EXPLORATION PROGRAM

     On March 10, 2000, the Company entered into an exploration agreement with an industry partner. Under the terms of the agreement, Cheniere's exploration partner acquired an option to participate at a 50% working interest level in any drilling prospects generated by Cheniere over the subsequent eighteen-month period within a defined area of mutual interest in the Gulf of Mexico. Cheniere is receiving a management fee of $4,140,000 payable in equal monthly installments over the eighteen-month term of the agreement. In addition, Cheniere's partner pays a disproportionate share of the cost of leasing and of the initial test well on each prospect. Cheniere is the operator of the drilling program. The management fee payments of $230,000 per month are allocated between revenues and oil and gas property costs based upon the percentage of general and administrative expenses that the Company capitalizes as oil and gas property costs. In October 2000, Cheniere assigned its rights and obligations under this agreement to an affiliate company. See Note 7.

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     In June 1999, Cheniere entered into a master license agreement covering the license of approximately 8,800 square miles of 3D seismic data in the Gulf of Mexico (the "Louisiana Data Set"). In connection with the license agreement, the Company has made a commitment to reprocess certain of the seismic data and to pay a fee for such reprocessing as the reprocessed data are delivered. Such deliveries commenced in the fourth quarter of 1999. If reprocessed seismic data are delivered to Cheniere on the schedule specified in the agreement, Cheniere is obligated to make processing payments of approximately $200,000 per month through December 2001. Accelerating the deliveries of reprocessed data could increase Cheniere's monthly obligation to as much as $500,000 per month. In October 2000, Cheniere's rights and obligations arising from this license agreement were assigned to an affiliate company. See Note 7.

     In June 2000, Cheniere entered into an agreement whereby Cheniere acquired a license to 3D seismic data covering 1,900 square miles in the Gulf of Mexico in exchange for its commitment to fund the reprocessing of the data. In October 2000, Cheniere exercised its option to expand the agreement to cover an additional 2,000 square miles. In November 2000, Cheniere acquired from another company a license to 3D seismic data covering an additional 3,000 square miles in the Gulf of Mexico in exchange for its commitment to fund the reprocessing of the data. Cheniere has committed to reprocess all of the data at a cost of approximately $8,500,000, payable in installments beginning in October 2000 and continuing through the final delivery of reprocessed data, which is expected to occur in October 2001.

NOTE 7 - SUBSEQUENT EVENTS

     On October 11, 2000, Cheniere closed a transaction with Warburg, Pincus Equity Partners,

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

L.P., a global private equity fund based in New York, to fund its exploration program on the Louisiana Data Set through a newly formed affiliate company, Gryphon Exploration Company ("Gryphon"). Cheniere contributed selected assets in exchange for a 36.8% ownership interest in Gryphon. Such assets include: a license on 3D seismic data over approximately 8,800 square miles in the Gulf of Mexico, certain offshore leases, a prospect currently being drilled, its exploration agreement with an industry partner (described in Note 4) and certain other assets. Warburg Pincus contributed $25,000,000 and received preferred stock, with an 8% accrued dividend, convertible into 63.2% of Gryphon's common stock. Cheniere and Warburg Pincus also agreed, under certain circumstances, to contribute an additional $75,000,000 to Gryphon proportionate to their respective ownership interests.

     In connection with the Gryphon transaction, Cheniere granted to a financial consultant warrants to purchase 125,000 shares of Cheniere common stock on or before October 10, 2004 at an exercise price of $1.75 per share, the closing price at the date of the Gryphon transaction. Also effective at the closing date of the Gryphon transaction, Cheniere granted to its new president warrants to purchase 250,000 shares of common stock at an exercise price of $1.75 per share on or before October 10, 2004, and Cheniere cancelled stock options to purchase 437,750 shares of common stock and warrants to purchase 250,000 shares of common stock held by former Cheniere employees who became Gryphon employees.

     On October 16, 2000, the Company's stockholders approved a one-for-four reverse stock split. The reverse stock split was initiated to raise the Company's share price above the $1.00 minimum bid price level required for continued trading on the Nasdaq SmallCap Market. The reverse split was effective on October 18, 2000 and reduced Cheniere's issued and outstanding shares from 43,989,572 shares to approximately 10,997,392 shares. The par value of the common stock is not affected. All share and per share figures in this Quarterly Report on Form 10-Q are prior to the reverse stock split.

     In October 2000, Cheniere paid in full the $1,047,514 balance outstanding under its platform financing facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's unaudited consolidated financial statements and notes thereto relate to the three-month and nine-month periods ended September 30, 2000 and 1999. These statements, the notes thereto, and the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, contain detailed information that should be referred to in conjunction with the following discussion.

PRODUCTION AND PRODUCT PRICES

     For the three months ended September 30, 2000, Cheniere produced 280,106 mcf of natural gas at an average price of $4.56 per mcf and no condensate. For the nine months ended September 30, 2000, Cheniere produced 1,227,281 mcf of natural gas at an average price of $3.47 per mcf and 3,041 barrels of condensate at an average price of $29.22 per barrel. Cheniere commenced production on September 9, 1999. The Company produced 160,276 mcf of natural gas at an average price of $2.60 per mcf and 1,086 barrels of condensate at an average price of $23.01 per barrel in the partial month of production in September 1999.

RESULTS OF OPERATIONS

     COMPARISON OF THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999 - The Company's operating results for the three months ended September 30, 2000 reflect a net loss of $81,131 or $0.01 per share (basic and diluted) compared to a loss of $333,999, or $0.05 per share, a year earlier.

     In the third quarter of 2000, Cheniere recorded revenues of $1,571,386 compared to $421,268 in the comparable period of 1999. Cheniere began producing oil and gas on September 9, 1999. The Company also began receiving a management fee in March 2000 under the terms of an exploration agreement with an industry partner. Management fee income was $373,334 for the quarter ended September 30, 2000. Production costs totaled $120,494 for the 2000 quarter compared to $33,088 for the partial month of production in September 1999.

     Depreciation, depletion and amortization of oil and gas property costs totaled $785,667 for the 2000 quarter compared to $208,491 for the comparable period in 1999, reflecting the commencement of production in September 1999. Depreciation of fixed assets increased to $115,417 in the quarter ended September 30, 2000, compared to $45,542 a year earlier, as a result of Cheniere's mid-1999 expansion of its technological staff and the acquisition of workstations, related computer equipment and software to execute the Company's exploration program.

     General and administrative ("G&A") expenses increased to $635,844 in the three months ended September 30, 2000 compared to $481,669 reported for the comparable period in 1999. In mid-1999, Cheniere licensed 8,800 square miles of 3-D seismic data and it has increased the number of its employees and consultants from 9 to 27, adding management and exploration professionals to exploit the 3-D database. As a result, salaries and benefits increased to $651,201 for the 2000 quarter, compared with $507,559 a year earlier. Investor relations and travel expenses increased to $95,355 in the 2000 quarter from $22,261 in the 1999 quarter as Cheniere engaged outside consultants to assist in broadening investor interest in the Company. Other G&A expenses increased to $348,289 in the 2000 quarter, compared to $285,848 a year earlier due to the increased activity level of the Company. Cheniere capitalizes as oil and gas property costs that portion of G&A expenses which relates to its exploration and development activities. Cheniere capitalized $459,000 of such G&A expenses in the 2000 quarter and $334,000 in the comparable 1999 quarter.

     COMPARISON OF NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999 - The Company's operating results for the nine months ended September 30, 2000 reflect a net loss of $25,373 or $0.00 per share (basic and diluted) compared to a loss of $1,017,989, or $0.17 per share, a year earlier. Net cash flow from operations (before changes in operating assets and liabilities) increased to $2,972,058 for the first nine months of 2000 from a deficit of $742,630 in the first nine months of 1999.

     In the first nine months of 2000, Cheniere recorded revenues of $5,079,402 compared to $421,268 in the comparable period of 1999. Cheniere began producing oil and gas in September 1999. The Company also began receiving a management fee in March 2000 under the terms of an exploration agreement with an industry partner. Production costs totaled $316,227 for the 2000 period compared to $33,088 in the partial month of production in September 1999.

     Depreciation, depletion and amortization of oil and gas property costs totaled $2,563,741 for the nine months ended September 30, 2000 compared to $208,491 for the comparable period in 1999, reflecting the commencement of production in September 1999. Depreciation of fixed assets increased to $333,690 in the nine months ended September 30, 2000, compared to $208,491 a year earlier, as a result of Cheniere's mid-1999 expansion of its technological staff and the acquisition of workstations, related computer equipment and software to execute the Company's exploration program.

     General and administrative ("G&A") expenses increased to $1,908,941 in the nine months ended September 30, 2000 compared to $1,154,525 reported for the comparable period in 1999. In mid-1999, Cheniere licensed 8,700 square miles of 3-D seismic data and it has increased the number of its employees and consultants from 9 to 27, adding management and exploration professionals to exploit the 3-D database. As a result, salaries, benefits and consulting expenses increased to $1,737,444 for the first nine months of 2000, compared with $968,536 a year earlier. Investor relations and travel expenses increased to $381,828 in the 2000 period from $69,366 in the 1999 period as Cheniere engaged outside consultants to assist in broadening investor knowledge of the Company. Included in 2000 investor relations expenses are $100,000 of non-cash costs related to warrants issued to the Company's outside consultants. Other G&A expenses increased to $1,051,669 for the first nine months of 2000 from $722,623 a year earlier as a result of the Company's increased level of activity. Cheniere capitalizes as oil and gas property costs that portion of G&A expenses which relates to its exploration and development activities. Cheniere capitalized $1,262,000 of such G&A expenses in the first nine months of 2000 and $606,000 in the comparable period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     General - The Company anticipates that future liquidity requirements, including repayment of $2,047,514 in short-term notes payable, payments of approximately $8,500,000 pursuant to seismic data reprocessing commitments (through October 2001), exploration and development activities within its 3-D exploration program and general corporate requirements will be met by a combination of: cash balances, cash flow from operations, the sale of equity, further borrowings, and/or the sale of interests in its 3-D exploration program or in the prospects generated thereunder. At this time, no assurance can be given that such further sales of equity, future borrowings, or sales of interests in the 3-D exploration program or in the prospects generated thereunder will be accomplished.

     Funds Raised in 2000 - During the nine months ended September 30, 2000, Cheniere has generated funds from the following sources: $2,416,954 (net of offering costs of $189,546) through the sale of equity securities, the exercise of warrants and the issuance of stock in satisfaction of notes payable, $2,972,058 in net cash flow from operations (before changes in operating assets and liabilities), $605,000 through additional borrowing under the financing facility which the Company established in September 1999 and $2,000,000 in borrowings under a bridge financing facility.

     Exploration Agreement - On March 10, 2000, the Company entered into an exploration agreement with an industry partner. Under the terms of the agreement, Cheniere's exploration partner acquired an option to participate at a 50% working interest level in any drilling prospects generated by Cheniere over the subsequent eighteen-month period within a defined area of mutual interest in the Gulf of Mexico. Cheniere receives a management fee of $4,140,000 payable in equal monthly installments over the eighteen-month term of the agreement. In addition, Cheniere's partner pays a disproportionate share of the cost of leasing and of the initial test well on each prospect. Cheniere is the operator of the drilling program. The management fee payments of $230,000 per month are allocated between revenues and oil and gas property costs based upon the percentage of general and administrative expenses that the Company capitalizes as oil and gas property costs. In October 2000, Cheniere assigned its rights and obligations under this agreement to an affiliate company. See Note 7.

     Notes Payable Activity - In April 2000, Cheniere established a $2,000,000 bridge financing facility. The maturity dates of borrowings under the facility are 120 days from the date of each borrowing. Interest is payable at maturity, calculated at a rate of LIBOR plus 2% per year. Financing costs related to the facility include a 2% placement fee and the issuance of warrants to purchase up to 250,000 shares of common stock at an exercise price of $4.00 per share. If a note issued under the facility remains unpaid at its maturity date, it is automatically converted into Cheniere common stock at a 35% discount to the then-current market price per share, with a minimum conversion price of $2.00 per share. As of September 30, 2000 Cheniere had borrowed $2,000,000 under the facility, repaid $500,000, and converted $500,000 into common shares at a conversion price of $2.00 per share. Proceeds from the borrowings were used to fund the reprocessing of seismic data and for general corporate purposes. The outstanding balance under the facility at September 30, 2000 was $1,000,000.

     On September 1, 1999, Cheniere established a $3,100,000 financing facility to fund a production platform and other exploration and development costs in the West Cameron Block 49 area. Borrowings under the facility are repaid from Cheniere's share of net cash flow from production through the West Cameron Block 49 platform. The note is secured by Cheniere's oil and gas properties. Financing costs include interest at 10% per annum and a 5% net profit interest in the initial two wells producing through the platform. On February 29, 2000, Cheniere amended the loan agreement and borrowed an additional $605,000 under the facility to fund the recompletion of a producing well. At September 30, 2000, the outstanding balance under the facility was $1,047,514. The note matured on October 31, 2000 and was paid in full on that date.

     In December 1999, Cheniere entered into a financing agreement with a supplier of well services to consolidate and convert trade accounts payable balances of $1,117,570 into a short-term secured note payable with interest payable at 10% per year. The note was secured by Cheniere's oil and gas properties. In May 2000, Cheniere repaid the remaining balance of the note.

     In December 1997, Cheniere completed the private placement of a $4,000,000 bridge financing. On March 15, 2000, Cheniere repaid the remaining balance, which totaled $755,000.

     Seismic Reprocessing Commitments - In June 1999, Cheniere entered into a master license agreement covering the license of approximately 8,800 square miles of 3-D seismic data in the Gulf of Mexico (the "Louisiana Data Set"). In connection with the license agreement, the Company has made a commitment to reprocess certain of the seismic data and to pay a fee for such reprocessing as the reprocessed data are delivered. Such deliveries commenced in the fourth quarter of 1999. If reprocessed seismic data are delivered to Cheniere on the schedule specified in the agreement, Cheniere is obligated to make processing payments of approximately $200,000 per month through December 2001. Accelerating the deliveries of reprocessed data could increase Cheniere's monthly obligation to as much as $500,000 per month. In October 2000, Cheniere's rights and obligations arising from this license agreement were assigned to an affiliate company. See
Note 7.

     In June 2000, Cheniere entered into an agreement whereby Cheniere acquired a license to 3D seismic data covering 1,900 square miles in the Gulf of Mexico in exchange for its commitment to fund the reprocessing of the data. In October 2000, Cheniere exercised its option to expand the agreement to cover an additional 2,000 square miles. In November 2000, Cheniere acquired from another company a license to 3D seismic data covering an additional 3,000 square miles in the Gulf of Mexico in exchange for its commitment to fund the reprocessing of the data. Cheniere has committed to reprocess all of the data at a cost of approximately $8,500,000, payable in installments beginning in October 2000 and continuing through the final delivery of reprocessed data, which is expected to occur in October 2001.

     Sales of Equity Securities - In February and March 2000, the Company issued 373,000 units at a price of $3.00 per unit, each unit representing one share of common stock and one warrant to purchase a share of common stock. Warrants issued in connection with these sales of units are exercisable at a price of $4.00 per share on or before the second anniversary of the date the units were sold. Net proceeds were $1,020,000 after payment of $99,000 in selling commissions. In March 2000, the Company issued 234,750 shares pursuant to the exercise of warrants at an exercise price of $4.00 per share, generating net proceeds of $937,500. Also in March 2000, Cheniere issued 16,667 shares of common stock in exchange for $50,000 of geophysical consulting services. In April 2000, Cheniere issued 50,000 shares to a drilling company in connection with an adjustment to the price of shares previously issued for drilling services rendered. Also in April 2000, Cheniere issued 20,233 units to existing stockholders pursuant to price adjustment provisions of their subscription agreements. These units represented 20,233 shares of common stock and warrants to purchase 10,117 shares of common stock at an exercise price of $6.00 per share on or before April 13, 2003. In September 2000, the Company issued to the holder of its bridge notes payable warrants to purchase 250,000 shares of common stock at an exercise price of $4.00 per share on or before September 6, 2003. Cheniere also issued 250,000 shares to the note holder in September
2000, at a price of $2.00 per share, in satisfaction of $500,000 of the bridge notes.

     Cash Flow from Operations - Cheniere commenced production of oil and gas in September 1999. Cash flow from operations (before changes in operating assets and liabilities) for the nine months ended September 30, 2000 totaled $2,972,058, including $976,667 in management fee income related to the exploration agreement executed in March 2000. In October 2000, Cheniere paid in full the $1,047,514 balance outstanding under its platform financing facility. Revenues from Cheniere's producing oil and gas properties, which were previously dedicated to the repayment of this obligation, will now be available to the Company for the funding of its operations.

     Nasdaq Listing and Reverse Stock Split - Cheniere received a notice from The Nasdaq Stock Market stating that the Company was not in compliance with certain requirements related to the listing of its shares on the The Nasdaq SmallCap Market. Specifically, the market price of the Company's common stock had fallen below $1.00 per share. On September 21, 2000, Cheniere appeared before a Nasdaq Listing Panel and requested an exception to the requirement. Nasdaq granted such an exception, specifying that Cheniere must achieve a minimum bid price of $1.00 per share by October 23, 2000 and maintain such a bid price for at least 10 consecutive trading days thereafter. On October 16, 2000 the Company's stockholders approved a one-for-four reverse stock split. The reverse stock split became effective on October 18, 2000 and reduced Cheniere's issued and outstanding shares from 43,989,572 shares to approximately 10,997,393 shares. The closing bid price has exceeded $1.00 per share since that date.
All share and per share figures in this Quarterly Report on Form 10-Q are after the reverse stock split.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held a special meeting of its stockholders on October 16, 2000. The purpose of the meeting was to take a vote of the stockholders concerning a proposed one-for-four reverse stock split. Information concerning the proposal was distributed to all stockholders of record as of September 11, 2000 in a proxy statement dated September 18, 2000. There were 43,989,572 pre-stock split shares of common stock outstanding and eligible to vote as of the record date of September 11, 2000. The results of voting on the reverse stock split is summarized as follows:

     Votes for the reverse stock split          29,161,146
     Votes against the reverse stock split         431,671
     Abstentions                                    25,707

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

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

   3.3 By-laws of Cheniere as amended through April 7, 1997 (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K filed on March 29, 1999 (File No. 0-9092))

  10.40 Contribution and Subscription Agreement dated October 11, 2000, by and among the Company, Gryphon Exploration Company and the other investors listed therein (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated October 11, 2000)

  10.41 Stockholders Agreement dated October 11, 2000 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated October 11, 2000)

  10.42 Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Gryphon Exploration Company (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated October 11, 2000)

  27.1     Financial Data Schedule

(b)  Current Reports on Form 8-K:

    September 15, 2000 - The Company filed a Current Report on Form 8-K dated September 15, 2000 to report an agreement with Warburg, Pincus Equity Partners, L.P., a global private equity fund based in New York, to fund its exploration program on the Louisiana Data Set through a newly formed affiliate company, Gryphon Exploration Company.

    October 11, 2000 - The Company filed a Current Report on Form 8-K dated October 11, 2000 to report its closing of the Warburg Pincus transaction described in the Form 8-K dated September 15, 2000, the naming of Charles M. Reimer as its new president and the approval by stockholders of a one-for-four reverse stock split.

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

                                    Date: November 13, 2000