Form 10-K
period 2000-12-31
CHENIERE ENERGY INC
filed 2001-04-02
CIK 3570

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

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                           Commission File No. 0-9092

                             CHENIERE ENERGY, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                            95-4352386
   (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                           Identification No.)

    333 CLAY STREET, SUITE 3400                                 77002-4102
           HOUSTON, TEXAS                                       (Zip code)
(Address of principal executive offices)

      Registrant's telephone number, including area code:  (713) 659-1361

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

   THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $25,260,770 AS OF MARCH 30, 2001 (BASED UPON THE MARCH 30, 2001 CLOSING MARKET PRICE OF SUCH COMMON STOCK AS REPORTED ON THE AMERICAN STOCK EXCHANGE). 12,797,393 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING AS OF MARCH 30, 2001.

   DOCUMENTS INCORPORATED BY REFERENCE: PROXY STATEMENT FOR THE REGISTRANT'S ANNUAL MEETING OF STOCKHOLDERS (TO BE FILED WITHIN 120 DAYS OF THE CLOSE OF THE REGISTRANT'S FISCAL YEAR) IS INCORPORATED BY REFERENCE INTO PART III.

================================================================================

                             CHENIERE ENERGY, INC.
                               Index to Form 10-K

PART I....................................................................................................    3
Items 1 and 2. Business and Properties....................................................................    3
Item 3. Legal Proceedings.................................................................................   18
Item 4. Submission of Matters to a Vote of Security Holders...............................................   18
PART II...................................................................................................   19
Item 5. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters...   19
Item 6.  Selected Financial Data..........................................................................   19
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations............   20
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk......................................   26
Item 8. Financial Statements and Supplementary Data.......................................................   27
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............   51
PART III..................................................................................................   51
Items 10-13. (Incorporated by reference to Proxy Statement)...............................................   51
PART IV...................................................................................................   51
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..................................   51
SIGNATURES................................................................................................   56

                                     PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

GENERAL

     Cheniere Energy, Inc., a Delaware corporation, is a Houston-based company engaged in oil and gas exploration, development and exploitation. The terms "Cheniere" and "Company" refer to Cheniere Energy, Inc. and its subsidiaries. The Company evaluates and generates drilling prospects using a regional and integrated approach with a large seismic database as a platform.

     Cheniere has been publicly traded since July 3, 1996 under the name Cheniere Energy, Inc. The Company's principal executive offices are located at 333 Clay Street, Suite 3400, Houston, Texas 77002, and its telephone number is
(713) 659-1361.  Cheniere's internet website is located at www.cheniere.com.

     On October 16, 2000 the Company's stockholders approved a one-for-four reverse stock split. The reverse stock split became effective on October 18, 2000 and reduced Cheniere's issued and outstanding shares from 43,989,572 shares to approximately 10,997,393 shares. All historical share and per share data appearing in this document have been restated to reflect the reverse stock split.

     As used in this Report, "Mcf" means thousand cubic feet, "Mmcf" means million cubic feet, "Bcf" means billion cubic feet, "Bbl" means barrel or 42 U.S. gallons liquid volume, "Mbbl" means thousand barrels, "Mcfe" means thousand cubic feet of natural gas equivalent using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate and natural gas liquids, "Mmcfe" means million cubic feet of natural gas equivalent, "Bcfe" means billion cubic feet of natural gas equivalent, and "Mmbtu" means million British thermal units. This Report includes various other capitalized terms that are defined when first used.

GENERAL DEVELOPMENT OF BUSINESS

     Cheniere Energy Operating Co., Inc. ("Cheniere Operating") was incorporated in Delaware in February 1996 for the purpose of engaging in the oil and gas exploration business, initially on the Louisiana Gulf Coast. On July 3, 1996, Cheniere Operating underwent a reorganization whereby Bexy Communications, Inc., a publicly held Delaware corporation ("Bexy"), received 100% of the outstanding shares of Cheniere Operating, and the former stockholders of Cheniere Operating received approximately 93% of the issued and outstanding Bexy shares. As a result of the share exchange, a change in the control of the Company occurred. The transaction was accounted for as a recapitalization of Cheniere Operating. Bexy spun off its existing assets and liabilities to its original stockholders and changed its name to Cheniere Energy, Inc. Cheniere Operating became a wholly-owned subsidiary of the Company.

     Cameron Project. In 1996, Cheniere acquired a proprietary seismic database along the transition zone in Cameron Parish, Louisiana, covering a 228-square-mile area (the "Cameron Project"). The 228-square-mile survey was acquired jointly by Cheniere and an industry partner, and initial processing was completed in 1997. Interpretation of the data yielded drilling prospects located onshore and in the state and federal waters of offshore Louisiana. Leasing activity occurred over identified prospects throughout these areas and five prospects were drilled during 1999. Leasing over additional prospects began in 2000 and continues. See "--Exploration Programs".

     Offshore Louisiana Area. In an effort to provide continued access to high quality drilling prospects, the Company expanded beyond the Cameron Project and into the shallow waters of the Gulf of Mexico. In 1999, Cheniere licensed 8,800 square miles of seismic data from Fairfield Industries (the "Offshore Louisiana Area"). The Company also made the commitment to reprocess the entire 8,800 square-mile seismic database. On March 10, 2000, the Company entered into a Joint Exploration Agreement with Samson Offshore Company ("Samson"), whereby Samson acquired an option to participate at a 50% working interest level in any prospects Cheniere generates within an area of mutual interest in the Gulf of Mexico through September 2001.

     On September 15, 2000 Cheniere reached an agreement (the "Gryphon Transaction") with Warburg, Pincus Equity Partners, L.P. ("Warburg"), a global private equity fund based in New York, to fund exploration and development in the Offshore Louisiana Area through a newly formed private corporation, Gryphon Exploration Company ("Gryphon"). The Company contributed to Gryphon: (i) the Company's license from Fairfield Industries to seismic data covering the Offshore Louisiana Area; (ii) the Company's interest in the Joint Exploration Agreement with Samson, (iii) certain offshore leases, including its Shark prospect on West Cameron Block 49, and

(iv) certain other assets and liabilities, all in exchange for 100% of the common stock of the subsidiary and cash. Warburg invested $25,000,000 and received preferred stock, with an 8% accruing dividend, convertible into 63.2% of Gryphon's common stock. Cheniere and Warburg have also agreed, under certain circumstances, to contribute to Gryphon their respective shares of an additional $75,000,000 investment. The Gryphon Transaction was consummated on October 11, 2000. See "--Investment in Gryphon Exploration Company".

     Offshore Texas Project Area. Between June 2000 and October 2000, Cheniere acquired licenses to approximately 6,800 miles of seismic data primarily in the shallow waters offshore Texas and also in the West Cameron area in the Gulf of Mexico (the "Offshore Texas Project Area") in separate transactions with Seitel Data Ltd., a division of Seitel Inc., and JEBCO Seismic, L.P. Cheniere has committed to reprocess all of the data from the Offshore Texas Project Area at a cost of approximately $8,500,000, payable in installments beginning in October 2000 and continuing through the final delivery of reprocessed data, which is expected to occur by December 2001. See "--Exploration Programs".

     Cheniere's existing data set covering the Cameron Project and the reprocessed data set covering the Offshore Texas Project Area, as it is delivered, provide the Company the framework with which to identify potential drilling prospects which may then be acquired through leasing at the area-wide federal and state lease sales, through farm-ins, and through participation in industry prospects. Cheniere has added exploration staff and infrastructure and plans to engage an exploration partner with the intent of commencing exploration drilling of the Offshore Texas Project Area during 2001.

     As a part of its plans to add exploration staff, in December 2000, Cheniere entered into an agreement with Aurora Exploration, LLC ("Aurora") to assist Cheniere in the interpretation of the Company's seismic data sets and in the Company's prospect generation activities. The initial term of the agreement is through March 2001, but it is anticipated that the agreement will be extended for an additional two years. Aurora, based in Lafayette, LA, will focus its efforts on the Mustang Island, Matagorda and West Cameron areas of the Gulf of Mexico shelf, using a portion of Cheniere's recently licensed seismic data from the Offshore Texas Project Area.

BUSINESS STRATEGY

     The Company's objective is to expand the net value of its assets by building an oil and gas reserve base in a cost-efficient manner. Cheniere's exploration program combines the use of regional seismic data in shallow water areas of the Gulf of Mexico, advanced analytical technologies, a methodology that integrates geoscience and engineering disciplines, and a core of experienced staff.

Seismic Data

     Cheniere has acquired two significant seismic database assets: 1) a 228 square-mile proprietary seismic program covering the transition zone in Cameron Parish (the Cameron Project described above), and 2) a 6,800 square-mile seismic database comprising several seismic surveys in the shallow waters offshore Texas (the Offshore Texas Project Area described above). The offshore Texas database has been available previously to the industry and was processed using a technique called dip move out ("DMO"). Cheniere has acquired the DMO data and is underwriting the reprocessing of the data utilizing a more advanced and technically accurate technology known as prestack time migration ("PSTM"). The regional PSTM data is the "technology tool" which management believes gives Cheniere a competitive advantage and is being processed at the rate of approximately 600-800 square-miles (70-80 blocks) per month.

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

Methodology

     Cheniere employs a rigorous methodology which includes: 1) the detailed analyses of existing fields to identify geological and geophysical attributes for use as analogs, 2) regional trend mapping to extend prolific plays into under-explored areas, 3) the use of workstation interpretation techniques to rapidly identify prospects with attributes similar to those identified in the analog fields, 4) the integration of seismic interpretation, well control, structure, stratigraphy, timing, sourcing factors, and production data to quantify prospect potential, and 5) the integration of the above sciences with experience and conservative economic evaluation to focus the exploration program on highly commercial projects. By conducting a thorough analysis of the data and strict adherence to the methodology, Cheniere believes it can reduce the risk of dry holes and achieve significant growth, while maintaining a competitive cost of finding and development.

Experience

     Cheniere has built a technical and management team that is experienced in the Gulf of Mexico and in various technical specialties required for its exploration program. The technical staff averages 20 years of experience exploring for oil and gas in the Gulf Coast, and each individual has a proven track record of discoveries. The Company believes this experienced team allows it to be very productive in the generation and acquisition of prospects and drilling of exploratory wells.

EXPLORATION PROGRAMS

     The Company's current oil and gas exploration and development activities are focused on two areas: (i) the Cameron Project, which covers an area extending roughly three to five miles on either side of the westernmost 28 miles of Louisiana coastline; and (ii) the Offshore Texas Project Area, which covers approximately 6,800 square miles in the shallow waters offshore Texas. Substantial infrastructure along the Gulf Coast and in the shallow Gulf of Mexico should permit Cheniere to lower its development costs compared to those in other geographic regions and facilitate timely development of oil and gas discoveries. The Company's officers and technical staff have extensive experience both onshore and offshore in the Gulf Coast and believe the Company is well-positioned to evaluate, explore and develop properties in these areas.

Proprietary  Seismic Exploration Program in Cameron Project

     Under the terms of an exploration agreement with an industry partner covering the Cameron Project, Cheniere paid for certain seismic costs and earned a 50% interest in seismic data covering the Cameron Project. Neither party to the exploration agreement may sell or license the acquired seismic data without the other party's approval.

     In addition to ownership of the seismic data, under the exploration agreement, Cheniere has the right to acquire a 50% working interest in prospects generated by its partner within the Cameron Project. In addition to its right to participate in prospects generated by its partner, Cheniere has elected to reprocess and interpret the seismic data itself in order to generate its own prospects. Under the exploration agreement, leases acquired by either Cheniere or its partner within the Cameron Project may be subject to an area of mutual interest, under which the other party would have the right to acquire a 50% interest in acquired leases. The area of mutual interest will expire May 15, 2001.

Seismic Exploration Program in Offshore Texas Project Area

     In June 2000, Cheniere acquired a license to approximately 1,900 square miles of seismic data from Seitel Data Ltd., a division of Seitel Inc. In October 2000, Cheniere exercised its option to expand the agreement with Seitel Data Ltd. to cover an additional 1,900 square miles of seismic data. Together, the licenses acquired from Seitel represent coverage over 433 Outer Continental Shelf blocks in the shallow waters offshore Texas and Louisiana in the Gulf of Mexico.

     In October 2000, Cheniere negotiated a Master Data Users Agreement with the Houston-based firm, JEBCO Seismic L.P., to acquire 3,000 square miles (333 blocks) of seismic data in both state and federal waters offshore Texas, bringing Cheniere's total data set in the shallow waters offshore Texas and Louisiana to approximately 6,800 square miles of seismic coverage. Cheniere has added exploration staff and infrastructure and plans to engage an exploration partner with the intent of commencing exploration drilling of the Offshore Texas Project Area during 2001. Cheniere has committed to reprocess all of the data from the Offshore Texas Project Area at a cost of approximately $8,500,000, payable in installments beginning in October 2000 and continuing through the final delivery of reprocessed data, which is expected to occur in October 2001.

Drilling Activities

     In 1999, the Company drilled and completed two discovery wells located in adjacent fault blocks on West Cameron Block 49 in Louisiana state waters: the Redfish well and the Stingray well. The wells were tied into a common platform and began production during September 1999. During 2000, the wells produced 1.5 bcfe. Both wells are located in shallow waters of approximately 25 feet and were drilled into the Lower Miocene formation from 9,000 to 11,000 feet. Cheniere owns a 30% working interest in the Redfish well and a 45% working interest in the Stingray well.

     During 2000, the Company commenced drilling an additional exploration well on West Cameron Block 49, known as the Shark well. In connection with the Gryphon Transaction, Cheniere assigned its interest in the Shark well, which was then being drilled, to Gryphon. Gryphon subsequently completed the well in February 2001. Production of natural gas from the Shark well is handled through a common platform which, since September 1999, has also handled production from the Company's Stingray and Redfish wells. Further drilling in the Cameron Project is scheduled for 2001 on leased prospects, and leasing on additional prospects is ongoing.

Investment in Gryphon Exploration Company

     Cheniere has a 36.8% interest in Gryphon, but does not participate in the day-to-day management of Gryphon, does not exercise control over Gryphon, and cannot effect a change in the management of Gryphon.

     In the Gryphon Transaction, the Company contributed the license to 8,800 square miles of seismic data that it had originally licensed from Fairfield Industries. The data covered more than 1,100 outer continental shelf blocks in the shallow waters of the Gulf of Mexico (the "Offshore Louisiana Area"). Cheniere also assigned its rights in its Joint Exploration Agreement with Samson. Under that agreement, Samson has the option to participate as a 50% working interest owner in any drilling prospect generated or acquired by Cheniere in a designated area of mutual interest coincident with the Offshore Louisiana Area within the Gulf of Mexico.

     The Company also assigned to Gryphon its rights in certain leases, including the Shark Prospect on West Cameron Block 49. Gryphon has initiated production from the Shark well in February 2001, and by month-end, the well was flowing at a rate of 11 mmcf/day. Gryphon has a 29% working interest in the Shark well.

     Gryphon has developed an inventory of more than 40 leads and prospects. As of March 26, 2001, Gryphon had two wells for which drilling was in progress. Depending on rig availability, Gryphon anticipates drilling up to twelve exploration wells during 2001. Gryphon is also engaged in acquiring drilling prospects through leasing at area-wide federal and state lease sales and through farm-ins of leased acreage.

PRODUCTION AND SALES

     The following table presents certain information with respect to oil and natural gas production attributable to the Company, average sales prices received and average production costs during 2000 and 1999. The Company commenced oil and gas production on September 9, 1999.

                                                                       Year Ended                    Year Ended
                                                                    December 31, 2000             December 31, 1999
                                                               ---------------------------   ---------------------------
Production:
  Oil (bbls)                                                                   3,703                         2,975
  Gas (mmcf)                                                               1,459,897                       633,432
  Gas equivalents (mmcfe)                                                  1,482,117                       651,282

Average sales prices:
  Oil (per barrel)                                                        $    29.78               $         23.18
  Gas (per mcf)                                                           $     3.79               $          2.59

Selected data per mcfe:
  Average sales price                                                     $     3.59               $          2.48
  Production costs                                                        $     0.26               $          0.20
  Oil and gas depreciation, depletion and amortization                    $     2.04               $          1.84

ACREAGE AND WELLS

     The following table sets forth certain information with respect to the Company's developed and undeveloped leased acreage as of December 31, 2000.

                                    DEVELOPED ACRES                         UNDEVELOPED ACRES (1)
                         -----------------------------------     -----------------------------------------
                               GROSS                NET                 GROSS                   NET
                         --------------     ----------------     ----------------     --------------------
          Louisiana               1,366                  513                1,466                    1,352
          Texas                      --                   --                   --                       --
                         --------------     ----------------     ----------------     --------------------
            Total                 1,366                  513                1,466                    1,352
                         ==============     ================     ================     ====================

     (1) The Company has no leases which expire in 2001.

       At December 31, 2000, the Company had working interests in 2 gross (0.75 net) producing gas wells.

DRILLING ACTIVITIES


     All of Cheniere's drilling activities are conducted through arrangements with independent contractors. Cheniere owns no drilling equipment. Certain information with regard to the Company's drilling activities, during the years ended December 31, 2000 and December 31, 1999, is set forth below:

                                                       YEAR ENDED                                YEAR ENDED
                                                    DECEMBER 31, 2000                         DECEMBER 31, 1999
                                         ------------------------------------      ------------------------------------
                                                                 NET WORKING                               NET WORKING
                                               GROSS               INTEREST              GROSS               INTEREST
                                         ---------------      ---------------      ---------------      ---------------
Development wells                                --                   --                   --                   --
                                         ---------------      ---------------      ---------------      ---------------
Exploratory wells:
    Oil                                          --                   --                   --                   --
    Gas                                          --                   --                    2                  0.8
    Nonproductive                                --                   --                    4                  2.5
                                         ---------------      ---------------      ---------------      ---------------
          Total                                  --                   --                    6                  3.3
                                         ---------------      ---------------      ---------------      ---------------


Total wells                                      --                   --                    6                  3.3
                                         ===============      ===============      ===============      ===============

     Cheniere drilled no wells prior to 1999. All of the Company's wells are located in the United States. At December 31, 2000, the Company was not participating in the drilling of any wells, although its unconsolidated affiliate, Gryphon, had one well in progress.

OIL AND GAS RESERVES

     All information herein regarding estimates of Cheniere's proved reserves, related future net revenues and PV-10 is taken from reports generated by the Company's independent petroleum engineers in accordance with the rules and regulations of the SEC. The independent engineers' estimates were based upon a review of production histories and other geologic, economic, ownership and engineering data provided by the Company.

                                                                        DECEMBER 31, 2000
                                          --------------------------------------------------------------------------
                                                                         PROVED RESERVES
                                          --------------------------------------------------------------------------
                                                 OIL                 GAS
                                                (BBLS)              (MCF)               MCFE              PV-10 (1)
                                          --------------      --------------      --------------     ---------------
    West Cameron Block 49                         19,874           4,568,000           4,687,244         $20,618,002
                                          --------------      --------------      --------------     ---------------
    Proved Reserves - Consolidated                19,874           4,568,000           4,687,244         $20,618,002
                                          ==============      ==============      ==============     ===============
    Proved Reserves - Total (2)                   22,514           6,242,000           6,377,084         $29,756,922
                                          ==============      ==============      ==============     ===============
    Proved Developed Reserves -
    Consolidated                                  16,913           3,982,000           4,083,478         $17,080,027
                                          ==============      ==============      ==============     ===============
    Proved Developed Reserves - Total (2)         19,553           5,656,000           5,773,318         $26,218,947
                                          ==============      ==============      ==============     ===============

(1) The PV-10 amount (present value of estimated future net revenues discounted at 10%) is calculated using year-end prices of $29.72 per barrel of oil and $10.71 per mcf of gas.
(2) Includes Cheniere's proportional share, based on its 100% common stock ownership, of the proved reserves, proved developed reserves and PV-10 value of Gryphon ( 2,640 barrels of oil, 1,674,000 mcf of gas and PV-10 of $9,138,920). Such proportional share of Gryphon reserves and PV-10 value is based upon Cheniere's ownership of 100% of Gryphon's common stock and will be reduced to 36.8% upon the conversion of Gryphon's preferred shares. See "--General Development of Business."

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

     In accordance with SEC guidelines, the Independent Engineers' estimates of future net revenues from the Company's proved reserves and the present value thereof are made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including, in the case of gas contracts, the use of fixed and determinable contractual price escalations. The Company may receive amounts different than the Independent Engineers' estimates for a number of reasons, including changes in prices. See "Supplemental Information to Consolidated Financial Statements." Estimates of the Company's proved oil and gas reserves were not filed with or included in reports to any other federal authority or agency other than the SEC during the fiscal year ended December 31, 2000.

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

     The Company anticipates selling a portion of its interest in certain prospects as a means of funding its participation in the development of these properties. The Company anticipates that competition will arise from other companies seeking drilling funds from potential working interest partners. There can be no assurance that the Company will be successful in securing funds in this manner.

     The availability of a ready market for and the price of any hydrocarbons produced by the Company will depend on many factors beyond the control of the Company, including the extent of domestic production and imports of foreign oil, the marketing of competitive fuels, the proximity and capacity of natural gas pipelines, the availability of transportation and other market facilities, the demand for hydrocarbons, the political conditions in international oil-producing regions, the effect of federal and state regulation of allowable rates of production, taxation, the conduct of drilling operations, and federal regulation of natural gas. In the past, as a result of excess deliverability of natural gas, many pipeline companies curtailed the amount of natural gas taken from producing wells, shut in some producing wells, significantly reduced gas taken under existing contracts, refused to make payments under applicable "take-or-pay" provisions, and have not contracted for gas available from some newly completed wells. The Company can give no assurance that such conditions will not arise again.

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

     Commencing in April 1992, the FERC issued its Order No. 636 and related clarifying orders ("Order No. 636"), which, among other things, restructured the interstate natural gas industry and required interstate pipelines to provide transportation services separate, or "unbundled," from the pipelines' sales of natural gas. Order No. 636 and certain related proceedings have been the subject of a number of judicial appeals and orders on remand by the FERC. Order No. 636 has largely been upheld on appeal. The Company cannot predict when these remaining appeals will be completed or their impact on the Company. The FERC continues to address Order 636-related issues (including capacity brokering, alternative and negotiated ratemaking and transportation policy matters) in a number of pending proceedings. It is unclear what impact, if any, increased competition within the natural gas industry under Order Nos. 636, et al., will have on the Company's activities. Although Order No. 636 could provide the Company with additional market access and more fairly applied transportation service rates, Order No. 636 could also subject the Company to more restrictive pipeline imbalance tolerances and greater penalties for violations of these tolerances.

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

     OCSLA requires that all pipelines operating on or across the OCS provide open-access, non-discriminatory service. Although the FERC has opted not to impose the regulations of Order No. 509, in which the FERC implemented OCSLA, on gatherers and other non-jurisdictional entities, the FERC has retained the authority to exercise jurisdiction over those entities if necessary to permit non-discriminatory access to service on OCS. In this regard, the FERC issued a Statement of Policy ("Policy Statement") regarding the application of its jurisdiction under the NGA and OCSLA over natural gas facilities and service on OCS. In the Policy Statement, the FERC concluded that facilities located in water depths of 200 meters or more shall be presumed to have a primary purpose of gathering up to the point of interconnection with the interstate pipeline grid. The FERC has determined that gathering facilities are outside of its jurisdiction, and thus, it will no longer regulate the rates and services of such OCS facilities under the NGA. While it is not possible to determine what the actual impact of this new policy will be, it is possible that the Company could experience an increase in transportation costs associated with its OCS natural gas production and, possibly, reduced access to OCS transmission capacity.

     The FERC has also issued numerous orders approving the sale and abandonment of natural gas gathering facilities previously owned by interstate pipelines and has acknowledged that if the FERC does not have jurisdiction over services provided thereon, then such facilities and services may be subject to regulation by state authorities in accordance with state law. A number of states have either enacted new laws or are considering the inadequacy of existing laws affecting gathering rates and/or services. In addition, the FERC's approval of transfers of previously regulated gathering systems to independent or pipeline-affiliated gathering companies that are not subject to FERC regulation may affect both the costs and the nature of gathering services that will be available to interested producers or shippers in the future. The effects, if any, of state and federal gathering policies on the Company's operations are uncertain.

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

     Operations of the Company are also subject to the federal Clean Water Act ("CWA") and analogous state laws. In accordance with the CWA, the state of Louisiana has issued regulations prohibiting discharges of produced water in state coastal waters, effective July 1, 1997. Producers may be required to incur certain capital expenditures in the next several years in order to comply with the prohibition against the discharge of produced waters into Louisiana coastal waters or increase operating expenses in connection with offshore operations in Louisiana coastal waters. Pursuant to other requirements of the CWA, the EPA has adopted regulations concerning discharges of storm water runoff. This program requires covered facilities to obtain individual permits, participate in a group permit or seek coverage under an EPA general permit. The Company believes that it will be able to obtain, or be included under, such storm water discharge permits, where necessary.

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

EMPLOYEES

     The Company had 12 full-time employees as of March 30, 2001.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     This annual report contains certain statements that may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the United Stated Securities Exchange Act of 1934, as amended ("Exchange Act"). Readers of this annual report are cautioned that such forward-looking statements are not guarantees of future performance and that actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

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

THE COMPANY HAS A LIMITED OPERATING HISTORY DURING WHICH IT HAS INCURRED LOSSES, AND IT MAY CONTINUE TO INCUR LOSSES.

     The Company has a limited operating history with respect to its oil and gas exploration activities, which were commenced in April 1996. From the Company's inception until the quarter ended June 30, 2000 and subsequently, it has incurred losses and may continue to incur losses, depending on whether it generates sufficient revenue from producing reserves acquired either through acquisitions or drilling activities.

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

     Cheniere presently has limited operating revenues. As of December 31, 2000, Cheniere had $2,838,800 of current assets and working capital of $1,234,390. Because of its low level of current assets, the Company may need additional capital for a number of purposes, and if the Company were unable to obtain additional financing it could significantly harm Cheniere's ability to conduct its business, including its ability to take advantage of opportunities that come from its exploration program. Cheniere's needs for additional financing include the following:

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

     . The Company will need funds for the payment of approximately $8,000,000 related to future deliveries of reprocessed seismic data through December 2001.

     . The Company may need capital to fund its pro-rata share of the capital calls by Gryphon that are approved by Gryphon's Board of Directors. The Company's share of such future capital calls could total up to $27,600,000. If the Company elects not to fund its pro-rata portion of such capital calls, and Warburg funds its portion, as they would be entitled, the Company will suffer dilution of its holdings in Gryphon. If the Company subscribes to its pro-rata portion of such capital calls but fails to fund, it would lose its ability to subscribe to any future capital calls and would suffer dilution of its holdings in Gryphon. It is anticipated that Gryphon will make cash calls for additional funds during 2001.

     . The Company will need funds for the payment of a transfer fee related to the assignment to Gryphon of its seismic license over the Offshore Louisiana Project Area. Cheniere is obligated to pay a transfer fee of up to $2,500,000, in ten installments of $250,000, which would become payable after one month of production from each of ten separate successful wells completed by Gryphon within the data set.

     . Should the Company choose to make an acquisition of producing oil and gas properties, it is likely that such an acquisition would require that some portion of the purchase price be paid in cash, and thus would create the need for additional capital.

     Additional capital could be obtained from a combination of funding sources. These potential funding sources include:

     . cash flow from operating activities,

     . borrowings from financial institutions,

     . debt offerings, which would increase the Company's leverage and add to its need for cash to service such debt,

     . additional offerings of the Company's equity securities, which would cause dilution of its common stock,

     . sales of portions of its working interest in the prospects within its exploration program, which would reduce future revenues from its exploration program,

     . sale to an industry partner of a participation in the Company's exploration program, including sale of a license to the approximate 6,800 square miles of seismic data in the Offshore Texas Project Area, which would reduce future revenues from its exploration program, and

     . sale of all or a portion of the Company's producing oil and gas properties, which would reduce future revenues.

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

THE COMPANY EXPERIENCES COMPETITION IN THE OIL AND GAS INDUSTRY, WHICH MAY MAKE IT DIFFICULT FOR THE COMPANY TO SUCCEED.

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

     The Company's exploration activities involve significant risks, including the risk that it may not be able to find or produce enough oil and gas to generate any profits. There can be no assurance that the use of technical expertise as applied to geophysical or geological data will ensure that any well the Company drills will discover oil or gas. Further, there is no way to know in advance of drilling and testing whether any prospect will yield oil or gas in sufficient quantities to make money for the Company. In addition, the Company is highly dependent on seismic activity and the related application of new technology as a primary exploration methodology. This methodology, however, requires greater pre-drilling expenditures than traditional drilling strategies. Even when fully used and properly interpreted, seismic data can only assist the Company in identifying subsurface reservoirs and hydrocarbon indicators, and will not allow the Company to determine conclusively if hydrocarbons will in fact be present and recoverable. There can be no assurance that the Company's exploration efforts will be successful.

THE COMPANY MAY NOT BE ABLE TO ACQUIRE THE OIL AND GAS LEASES IT NEEDS TO SUSTAIN PROFITABLE OPERATIONS.

     There can be no assurance that Cheniere will be successful in acquiring farmouts, seismic permits, lease options, leases or other rights to explore for or recover oil and gas. Consequently, the area covered by Cheniere's seismic data that could be explored through drilling could be reduced if these leases, permits, options and the like are not acquired. The United States department of the interior and the states of Texas and Louisiana award oil and gas leases on a competitive bidding basis. Further, non-governmental owners of the onshore mineral interests within the area covered by the Company's exploration program are not obligated to lease their mineral rights to the Company except where the Company has already obtained lease options. Other major and independent oil and gas companies with financial resources significantly greater than Cheniere's may bid against Cheniere for the purchase of oil and gas leases.

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

     Historically, there has been only limited trading in Cheniere's common stock, which makes its stock more difficult to sell than the stock of companies with more active markets. For the year 2000, the average trading volume of Cheniere's common stock was approximately 72,000 shares per day.

THE COMPANY HAS NOT PAID DIVIDENDS AND DOES NOT EXPECT TO DO SO IN THE FORESEEABLE FUTURE, SO ITS STOCKHOLDERS WILL NOT BE ABLE TO RECEIVE A RETURN ON THEIR INVESTMENT WITHOUT SELLING THEIR SHARES.

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

THE COMPANY'S STOCKHOLDERS COULD EXPERIENCE DILUTION IN THE VALUE OF THEIR SHARES BECAUSE OF ADDITIONAL ISSUANCES OF SHARES.

     Any issuance of common stock by the Company may result in a reduction in the book value per share or market price per share of its outstanding shares of common stock and will reduce the proportionate ownership and voting power of such shares. The Company has 125,000,000 authorized shares of stock, consisting of 120,000,000 shares of common stock, and 5,000,000 shares of preferred stock. As of December 31, 2000, approximately 90% of the shares of the common stock remained unissued. The board of directors has the power to issue any and all of such shares without shareholder approval. It is likely that the Company will issue shares of common stock in order to raise capital to sustain operations, and/or to finance future oil and gas exploration projects. In addition, the Company has reserved 2,758,621 shares of the common stock for issuance upon the exercise of outstanding warrants and 1,500,000 shares of the common stock for issuance upon the exercise of stock options. As of December 31, 2000, there are 884,236 issued and outstanding options to purchase common stock. To the extent that outstanding warrants and options are exercised, the percentage ownership of common stock of the Company's stockholders will be diluted. Moreover, the terms upon which the Company will be able to obtain additional equity capital may be adversely affected because the holders of outstanding warrants and options can be expected to exercise them at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable than the exercise terms provided by such outstanding securities. In the event of the exercise of a substantial number of warrants and options, within a reasonably short period of time after the right to exercise commences, the resulting increase in the amount of the Company's common stock in the trading market could substantially adversely affect the market price of the common stock or the Company's ability to raise money through the sale of equity securities.

THE COMPANY DEPENDS ON KEY PERSONNEL AND COULD BE SERIOUSLY HARMED IF IT LOST THEIR SERVICES.

     Cheniere depends on its executive officers for various activities. The Company does not maintain "key person" life insurance policies on any of its personnel. The loss of the services of any of these individuals could seriously harm the Company. In addition, the Company's future success will depend in part on its ability to attract and retain additional qualified personnel. Cheniere currently has 12 full-time employees.

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

     Cheniere is controlled by a small number of principal stockholders who may do things that are not in the interests of the Company's stockholders with smaller holdings. BSR Investments, Ltd. ("BSR") owns approximately 11% of the outstanding common stock. BSR is controlled by the mother of Charif Souki, chairman of Cheniere's board of directors. Accordingly, it is likely that BSR will have significant influence on the election of Cheniere's directors and on its management, operations and affairs, including the ability to prevent or cause a change in control of the Company.

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

A SIGNIFICANT PORTION OF THE VALUE OF THE COMPANY IS DERIVED FROM ITS OWNERSHIP INTEREST IN GRYPHON, OVER WHICH THE COMPANY EXERCISES NO DAY-TO-DAY CONTROL.

     Cheniere owns 100% of the common stock of Gryphon (36.8% effective ownership after conversion of Gryphon's preferred stock), and a significant portion of the Company's value is derived from this investment. However, Cheniere is a passive investor; it does not participate in the day-to-day management of Gryphon and has no ability to effect a change of control of Gryphon. Accordingly, Gryphon's management team could make business decisions without Cheniere's consent that could impair the value of Cheniere's investment in Gryphon.

ITEM 3. LEGAL PROCEEDINGS

     There are no material legal proceedings currently pending against the Company.

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

        Votes for the reverse split                       29,161,146
        Votes against the reverse stock split                431,671
        Abstentions                                           25,707

                                    PART II


ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Beginning on March 5, 2001, the common stock of the Company has traded on The American Stock Exchange under the symbol "CXY". Between December 14, 2000 and March 2, 2001, Cheniere's common stock traded on the OTC Bulletin Board under the symbol "CHEX".

     Between April 11, 1997 and December 13, 2000, the common stock of the Company traded on The Nasdaq SmallCap Market under the symbol "CHEX". From the time the Company first traded publicly until April 11, 1997, the Company's common stock traded on the OTC Bulletin Board. The table below presents the high and low daily closing sales prices of the common stock, as reported by the Nasdaq SmallCap Market and the OTC Bulletin Board, for each quarter during 1999 and 2000, and for a portion of the Company's current quarter, as reported by the OTC Bulletin Board and The American Stock Exchange.

                                                        High           Low
                                                       ------         -----
Three Months Ended
  March 31, 1999                                        $8.00          $3.50
  June 30, 1999                                         $7.00          $3.50
  September 30, 1999                                    $8.50          $4.75
  December 31, 1999                                     $5.63          $1.63

Three Months Ended
  March 31, 2000                                        $4.57          $3.91
  June 30, 2000                                         $4.00          $2.13
  September 30, 2000                                    $3.30          $2.91
  December 31, 2000                                     $2.27          $1.98

Three Months Ended
  March 31, 2001                                        $3.38          $2.09

     As of March 30, 2001, there were 12,797,393 shares of the Company's common stock outstanding held by approximately 2,800 beneficial owners.

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

     With respect to equity securities sold by the Company during the fourth quarter of 2000 that were not registered under the Securities Act of 1933, as amended ("Securities Act"), see "Liquidity and Capital Resources - Private Placements of Equity" under Item 7 of this report.

ITEM 6. SELECTED FINANCIAL DATA

     Selected financial data set forth below are derived from the Company's audited Consolidated Financial Statements for the periods indicated, except for the data as of December 31, 1996 and for the four months ended December 31, 1996, which is derived from the Company's unaudited financial data. The financial data should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this report.



                                                            FOR THE YEAR ENDED                FOR THE FOUR MONTHS ENDED
                                                                DECEMBER 31,                         DECEMBER 31,
                                             -------------------------------------------     ----------------------------
                                                  2000             1999          1998           1997          1996(1)
                                             ------------    ------------    ------------    -----------     -------------
Revenues                                     $  5,320,432    $  1,614,055    $       --      $       --      $       --
Production Costs                                  388,637         128,859            --              --              --
Depreciation, depletion and amortization        3,371,383       1,361,644          39,171           2,936           2,695
General and administrative expenses             1,938,659       1,908,805       1,619,307         444,087         189,635
Loss from operations                             (378,247)     (1,785,253)     (1,658,478)       (447,023)       (192,330)
Interest income (expense)                          23,916          31,530          20,634          58,662          (1,223)
Equity in net loss of affiliate (3)              (426,649)           --              --              --              --
Net loss                                         (780,980)     (1,753,723)     (1,637,844)       (388,361)       (193,553)
Net loss per share (basic and diluted) (3)          (0.07)          (0.27)          (0.41)          (0.11)          (0.07)
Cash dividends per share                     $       --      $       --      $       --      $       --      $       --
Weighted average shares outstanding (3)        10,732,678       6,449,104       4,003,864       3,587,032       2,650,342


                                                  FOR THE PERIOD ENDED
                                                        AUGUST 31,
                                              -----------------------------
                                                  1997             1996
                                              -------------   -------------
Revenues                                      $       --      $       --
Production Costs                                      --              --
Depreciation, depletion and amortization             8,268           3,603
General and administrative expenses              1,705,193         100,211
Loss from operations                            (1,713,461)       (103,814)
Interest income (expense)                           36,993         (18,033)
Equity in net loss of affiliate (3)                   --              --
Net loss                                        (1,676,468)       (121,847)
Net loss per share (basic and diluted) (3)           (0.55)          (0.06)
Cash dividends per share                      $       --      $       --
Weighted average shares outstanding (3)          3,035,980       2,152,735


                                                                             DECEMBER 31,
                                         ---------------------------------------------------------------------------------
                                              2000            1999             1998             1997           1996 (1)
                                         --------------   -------------    -------------    -------------    -------------

Cash                                       $ 1,888,562     $ 1,175,950      $   143,868      $   787,523      $ 2,419,264
Oil and gas properties, proved, net          6,727,613       9,459,041             --               --               --
Oil and gas properties, unproved            18,253,731      20,648,923       20,000,425       16,534,054        6,000,000
Total assets                                34,665,618      34,481,275       20,840,474       17,705,627        8,476,710
Long-term notes payable                           --              --          2,025,020        2,025,000             --
Total liabilities                            1,604,410       6,735,537        4,523,144        4,285,599          262,798
Total stockholders' equity                  33,061,208      27,745,738       16,317,330       13,420,028        8,213,912


                                                AUGUST 31,
                                     ----------------------------------
                                         1997               1996
                                     -------------   ------------------

Cash                                  $   234,764      $ 1,093,180
Oil and gas properties, proved, net          --               --
Oil and gas properties, unproved       13,500,000        4,000,000
Total assets                           13,841,712        5,145,310
Long-term notes payable                      --               --
Total liabilities                         888,291          718,855
Total stockholders' equity             12,953,421        4,426,455

(1) On April 7,1998, the Company's board of directors approved a change in fiscal year-end. The change in year-end resulted in a transition period from September 1, 1997 to December 31, 1997.
(2) Represents the Company's equity in the net loss of Gryphon. See Note 6 to the Company's Consolidated Financial Statements.
(3) Net loss per share and weighted average shares outstanding have been restated to give effect to the one-for-four reverse stock split which was effective in October 2000. See Note 2 to Consolidated Financial Statements.

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

PRODUCTION AND PRODUCT PRICES

     Information concerning the Company's production and average prices received for the years ended December 31, 2000 and 1999 is presented in the following table. Cheniere commenced its production of oil and gas on September 9, 1999.

                                                    YEAR ENDED DECEMBER 31,
                                            ------------------------------------
                                                   2000                 1999
                                            ---------------      ---------------
Production
        Oil (Bbls)                                3,703                2,975
        Gas(Mcf)                              1,459,897              633,432
        Gas equivalents (Mcfe)                1,482,117              651,282

Average sales prices:
        Oil (per Bbl)                        $    29.78             $  23.18
        Gas (per Mcf)                        $     3.79             $   2.59

RESULTS OF OPERATIONS - COMPARISON OF THE FISCAL YEARS ENDED DECEMBER 31, 2000 AND 1999


     The Company's financial results for the year ended December 31, 2000, reflect a loss of $780,980 or $0.07 per share (both basic and diluted), as compared to a loss of $1,753,723, or $0.27 per share (both basic and diluted), for the fiscal year ended December 31, 1999.

     Cheniere commenced production of oil and gas on September 9, 1999. Accordingly, oil and gas revenues and related costs and expenses include a full year of production in 2000, compared to approximately four months of production in 1999. As a result, revenues totaled $5,320,432 for the year ended December 31, 2000, compared to $1,614,055 in 1999; production costs were $388,637 in 2000 compared to $128,859 in 1999; and depreciation, depletion and amortization ("DD&A") increased to $3,371,383 in 2000 from $1,361,644 in 1999.

     Gross general and administrative ("G&A") expenses totaled $4,366,207 in 2000, compared to $2,868,805 in 1999. In mid-1999, Cheniere licensed 8,800 square miles of seismic data (the "Fairfield Database") and doubled the number of its employees, adding management and exploration professionals to exploit its expanded database. In October 2000, Cheniere transferred to Gryphon the Fairfield Database, other assets and liabilities and substantially all of the management and technical team assembled in mid-1999 to exploit the Fairfield Database. As a result, salaries, benefits and consulting expenses increased to $2,735,337 for 2000, compared to $1,674,200 for 1999. In connection with the October 2000 Gryphon Transaction, Cheniere issued its financial advisers warrants to purchase 125,000 shares of common stock, valued at $165,000. Also in 2000, Cheniere received management fees totaling $1,684,193, of which $988,548 was recorded as a recovery of G&A expenses. The management fees were received from the Company's industry partner, Samson, beginning in March 2000 and running through October 11, 2000, at which time the related exploration agreement was assigned to Gryphon. G&A expenses, net of recoveries, were $3,377,659 in 2000 compared with $2,868,805 in 1999. Cheniere capitalizes as oil and gas property costs that portion of G&A expenses directly related to its exploration and development activities. Cheniere capitalized $1,439,000 in 2000 compared to $960,000 in 1999, the change being a direct result of the increased level of exploration activity. G&A expenses, net of recoveries and amounts capitalized, were $1,938,659 and $1,908,805 in 2000 and 1999, respectively.

     Cheniere accounts for its investment in Gryphon using the equity method of accounting. Cheniere does not participate in the day-to-day management of Gryphon, does not exercise control over Gryphon and cannot effect a change in the management of Gryphon. Cheniere's equity share of Gryphon's earnings (losses) for the period from October 11, 2000 through December 31, 2000 was $426,649, calculated by applying Cheniere's 100% common stock ownership interest to Gryphon's net income of $19,003 and reducing such result for Gryphon's preferred dividend arrearages ($445,652). At such time as Warburg converts its preferred shares to common shares, Cheniere's equity share of Gryphon's earnings will be calculated at 36.8%.

RESULTS OF OPERATIONS - COMPARISON OF THE FISCAL YEARS ENDED DECEMBER 31, 1999 AND 1998

     The Company's financial results for the year ended December 31, 1999, reflect a loss of $1,753,723 or $0.27 per share (both basic and diluted), as compared to a loss of $1,637,844, or $0.41 per share (both basic and diluted), for the fiscal year ended December 31, 1998. The Company began its initial production of oil and gas in September 1999. Oil and gas revenues totaled $1,614,055 for 1999, and related production costs were $128,859.

DD&A increased to $1,361,644 in 1999 from $39,171 in 1998 principally due to the inclusion in 1999 of $1,200,186 related to proved oil and gas properties.

     G&A expenses increased to $1,908,805 in 1999 compared to $1,619,307 in 1998. During 1999, Cheniere licensed 8,800 additional square miles of seismic data and doubled the number of its employees, adding management and exploration professionals to exploit its expanded database. As a result, salaries, benefits and consulting expenses increased to $1,674,200 for 1999 compared with $773,485 in 1998. Additionally, the related expansion of office facilities increased office rent and occupancy expenses to $264,971 in 1999 from $52,558 in 1998. Legal and professional fees decreased to $286,716 in 1999 from $938,766 in 1998, largely due to the inclusion in 1998 of $817,870 of nonrecurring expenses related to arbitration proceedings. Investor relations and travel expenses increased to $293,623 in 1999 from $49,691 in 1998 as Cheniere engaged outside consultants to assist in broadening investor interest in the Company; approximately $100,000 of the 1999 expenses relate to the non-cash issuance of warrants to the Company's outside consultants. Cheniere capitalizes as oil and gas property costs that portion of G&A related to its exploration and development activities. Cheniere capitalized $960,000 of such G&A expenses in 1999 and $444,000 in 1998.

     At December 31, 1999, the cost of Cheniere's oil and gas properties exceeded its ceiling test limitation by $1,888,912. Increases in the prices of oil and gas subsequent to year-end were significant enough to fully eliminate the need for a write-down of the Company's oil and gas properties. For further discussion, see Note 2 - Summary of Significant Accounting Policies.

LIQUIDITY AND CAPITAL RESOURCES

     The Company anticipates that future liquidity requirements will be met by cash balances, cash flows from operating activities, borrowings from financial institutions, debt offerings, additional offerings of the Company's equity securities, sales of portions of its working interest in the prospects within its exploration program, sale to an industry partner of a participation in the Company's exploration program, including sale of a license to the approximate 6,800 square miles of seismic data in the Offshore Texas Project Area, and/or sale of all or a portion of the Company's producing oil and gas properties.

Cash Flow from Operating Activities

     Cheniere commenced production of oil and gas in September 1999. Cash flow from operations (before changes in operating assets and liabilities) for the year ended December 31, 2000 totaled $3,151,302. In October 2000, Cheniere paid in full the $1,047,514 balance outstanding under its platform financing facility. Cash flows from Cheniere's producing oil and gas properties, which were previously dedicated to the repayment of this obligation, are now available to the Company for the funding of its operations.

Private Placements of Equity

     Since its inception, Cheniere's primary source of financing for operating expenses and investments in its exploration program has been the sale of its equity securities. Through December 31, 2000, the Company has issued 12,547,393 shares of its common stock, generating net proceeds of $38,597,631. During 2000, the Company raised $5,373,650, net of offering costs, from the sale of units (common stock and warrants) to accredited investors pursuant to Regulation D, through the exercise of warrants, and through the issuance of common stock in exchange for a short-term note payable. Proceeds of the offerings were used for the acquisition of leases and other exploration costs, for the repayment of short-term notes payable and for general corporate purposes.

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

     In March 2000, the Company issued to nine investors 234,375 shares pursuant to the exercise of warrants at an exercise price of $4.00 per share. These issuances were made in reliance on the exemption from registration provided by
Section 506 of Regulation D.  Net proceeds were $937,500.

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

     In September 2000, the Company issued to the holder of its bridge notes warrants to purchase 250,000 shares of common stock at an exercise price of $4.00 per share on or before September 6, 2003. Cheniere also issued 250,000 shares to the note holder in September 2000, at a price of $2.00 per share, in satisfaction of $500,000 of the bridge notes.

     In December 2000, the Company consummated a private placement of 1,550,000 units consisting of one share of common stock, $.003 par value per share, and one warrant to purchase one-sixth of a share of common stock at an exercise price of $3.00 per share. The units were sold pursuant to Regulation D to approximately twenty-six accredited investors, including members of the Company's management and affiliates who purchased an aggregate of $475,000. The total purchase price of the units sold was $3,100,000. Proceeds of the offering, net of offering costs, were approximately $2,866,150 and will be used to fund exploration activities and for other general corporate purposes. Petrie Parkman & Co. acted as financial advisor to the Company in connection with the private placement, and principals of Petrie Parkman & Co. purchased an aggregate of $500,000 in the offering. The holders of the shares of common stock issued in this offering were granted certain registration rights.

Short-Term Promissory Notes

     At December 31, 2000, Cheniere had no outstanding debt obligations. At December 31, 1999, Cheniere had outstanding short-term notes payable of $4,963,213. Three financing facilities comprised the balance: platform financing of $3,090,643, well services financing of $1,117,570 and December 1997 bridge financing notes of $755,000. The terms of each of these facilities and of others that were utilized within the three years ended December 31, 2000, are described in the following paragraphs.

     April 2000 - $2,000,000 Bridge Financing - In April 2000, the Company established a bridge financing facility which provided for: borrowings of up to $2,000,000 bearing interest at a rate equal to LIBOR plus 2%, a placement fee equal to 2% of the commitment amount, the issuance of warrants to purchase 250,000 shares of common stock at an exercise price of $4.00 per share on or before September 6, 2003, and conversion of the notes payable into common stock, at Cheniere's election, at a price per share equal to $2.00 per share. Cheniere borrowed an aggregate of $2,000,000 under the facility during 2000. In September 2000, the Company repaid $500,000 in cash and issued 250,000 shares to satisfy an additional $500,000. In December 2000, Cheniere repaid the remaining balance of $1,000,000 plus accrued interest.

     September 1999 - $3,100,000 Platform Financing - On September 1, 1999, Cheniere established a $3,100,000 financing facility to fund a production platform and other exploration and development costs in the West Cameron Block 49 area. Borrowings under the facility were repaid from Cheniere's share of net cash flow from production through the West Cameron Block 49 platform. The note was secured by Cheniere's oil and gas properties and had a maturity date of June 30, 2000. Financing costs included interest at 10% per annum and a 5% net profit interest in the initial two wells producing through the platform. At December 31, 1999, the outstanding balance under the facility was $3,090,643. During 2000, the Company borrowed an additional $605,000 under the same facility and repaid all principal and interest due under the facility.

     December 1999 - $1,117,570 Well Services Financing - In December 1999, Cheniere entered into a financing agreement with a supplier of well services to consolidate and convert trade accounts payable balances into a short-term secured note payable. Interest was payable at 10% per annum. The note was secured by Cheniere's oil and gas properties and matured on July 5, 2000. At December 31, 1999, the outstanding balance was $1,117,570, which balance and all related interest were repaid during 2000.

     December 1997 - $4,000,000 Bridge Financing - In December 1997, Cheniere completed the private placement of a $4,000,000 bridge financing. The notes payable issued by Cheniere had an initial maturity date of March 15, 1998, which was extended ultimately to March 15, 2000, when the then-remaining balance was paid. In connection with the issuance of the notes payable and with various extensions in the maturity dates, the Company has issued 70,273 shares of common stock and warrants to purchase 925,809 shares of common stock at prices ranging from $4.00 to $7.00 per share. The notes bore interest at rates ranging from LIBOR plus 4% to LIBOR plus 6% (approximately 12.14% at December 31, 1999).

Exploration Agreement

     On March 10, 2000, Cheniere entered into an exploration agreement with an industry partner. Under the terms of the agreement, Cheniere's exploration partner acquired an option to participate at a 50% working interest level in any drilling prospects generated by Cheniere over the subsequent eighteen-month period within a defined area of mutual interest in the Gulf of Mexico. Pursuant to the exploration agreement, Cheniere receives a management fee of $230,000 per month over the eighteen-month term of the agreement. In addition, Cheniere's partner pays a disproportionate share of the cost of leasing and of the initial test well on each prospect. In October 2000, Cheniere assigned its rights and obligations under this agreement to Gryphon in connection with the Gryphon Transaction.

Exploration Funding

     On October 11, 2000, Cheniere completed a transaction with Warburg to fund its exploration program on approximately 8,800 square miles of seismic data in the Gulf of Mexico (the "Louisiana Data Set") through a newly formed affiliated company, Gryphon. Cheniere contributed selected assets and liabilities in exchange for 100% of the common stock of Gryphon and $2,000,000 in cash, (36.8% effective interest after conversion of preferred stock). Such assets include: the Louisiana Data Set, certain offshore leases, a prospect then being drilled, its exploration agreement with an industry partner and certain other assets and liabilities. The net book value of the assets and liabilities contributed was $7,065,919, which consisted of assets of $9,115,963, which primarily consisted of unproved oil and gas properties and liabilities of $2,050,044, which primarily consisted of account payable. Warburg contributed $25,000,000 and received preferred stock, with an 8% cumulative dividend, convertible into 63.2% of Gryphon's common stock. Cheniere and Warburg also agreed, under certain circumstances, to contribute an additional $75,000,000 to Gryphon, proportionate to their respective ownership interests. Cheniere accounted for the contribution of net assets at its historical cost, whereby the net amount of such assets and liabilities less the $2,000,000 in cash was reclassified to investment in affiliate. No gain or loss was recognized at the time of contribution, primarily due to Cheniere's commitment to provide additional funding described above.

   Cheniere accounts for its investment in Gryphon using the equity method of accounting. Cheniere does not participate in the day-to-day management of Gryphon, does not exercise control over Gryphon and cannot effect a change in the management of Gryphon. Cheniere's equity share of Gryphon's earnings (losses) for the period from October 11, 2000 through December 31, 2000 was $426,649, calculated by applying Cheniere's 100% common stock ownership interest to Gryphon's net income of $19,003 and reducing such result for Gryphon's preferred dividend arrearages ($445,652). At such time as Warburg converts its preferred shares to common shares, Cheniere's equity share of Gryphon's earnings will be calculated at 36.8%.

Seismic Reprocessing

     Between June 2000 and October 2000, Cheniere acquired licenses to approximately 6,800 miles of seismic data primarily in the shallow waters offshore Texas and also in the West Cameron area in the Gulf of Mexico (the "Offshore Texas Project Area") in separate transactions with Seitel Data Ltd., a division of Seitel Inc., and JEBCO Seismic, L.P. Cheniere has committed to reprocess all of the data from the Offshore Texas Project Area at a cost of approximately $8,500,000, payable in installments beginning in October 2000 and continuing through the final delivery of reprocessed data, which is expected to occur by December 2001.

Recoverability of Investment in Oil and Gas Properties

     The recoverability of the Company's unevaluated oil and gas properties is dependent on future events, including obtaining adequate financing for its exploration and development program, the successful reprocessing of the 3D seismic data in the Offshore Texas Project Area, the successful completion of its planned drilling program, and the achievement of a level of operating revenues that is sufficient to support the Company's cost structure. At various times during the life of the Company to date, it has been necessary for the Company to raise additional capital through private placements of debt or equity financing. When such a need has arisen, the Company has met it successfully.
It is management's belief that it will continue to be able to meet its needs for additional capital as such needs arise in the future.

     Cheniere's needs for additional financing include the following:

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

     . The Company will need funds for the payment of approximately $8,000,000 related to future deliveries of reprocessed seismic data through December 2001.

     . The Company may need capital to fund its pro-rata share of the capital calls by Gryphon that are approved by Gryphon's Board of Directors. The Company's share of such future capital calls could total up to $27,600,000. If the Company elects not to fund its pro-rata portion of such capital calls, and Warburg funds its portion, as they would be entitled, the Company will suffer dilution of its holdings in Gryphon. If the Company subscribes to its pro-rata portion of such capital calls but fails to fund, it would lose its ability to subscribe to any future capital calls and would suffer dilution of its holdings in Gryphon. It is anticipated that Gryphon will make cash calls for additional funds during 2001.

     . The Company will need funds for the payment of a transfer fee related to the assignment to Gryphon of its seismic license over the Offshore Louisiana Project Area. Cheniere is obligated to pay a transfer fee of up to $2,500,000, in ten installments of $250,000, which would become payable after one month of production from each of ten separate successful wells completed by Gryphon within the data set.

     . Should the Company choose to make an acquisition of producing oil and gas properties, it is likely that such an acquisition would require that some portion of the purchase price be paid in cash, and thus would create the need for additional capital.

     Additional capital could be obtained from a combination of funding sources. These potential funding sources include:

     . cash flow from operating activities,

     . borrowings from financial institutions,

     . debt offerings, which would increase the Company's leverage and add to its need for cash to service such debt,

     . additional offerings of the Company's equity securities, which would cause dilution of its common stock,

     . sales of portions of its working interest in the prospects within its exploration program, which would reduce future revenues from its exploration program,

     . sale to an industry partner of a participation in the Company's exploration program, including sale of a license to the approximate 6,800 square miles of seismic data in the Offshore Texas Project Area, which would reduce future revenues from its exploration program, and

     . sale of all or a portion of the Company's producing oil and gas properties, which would reduce future revenues.

     Cheniere's ability to raise additional capital will depend on the results of its operations and the status of various capital and industry markets at the time such additional capital is sought. Accordingly, there can be no assurances that capital will be available to the Company from any source or that, if available, it will be on terms acceptable to the Company.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB extended the adoption date of SFAS 133 until January 1, 2001, through the issuance of SFAS No. 137, "Deferral of the Effective Date of SFAS 133." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which also amended SFAS 133. SFAS 133, as amended requires that companies recognize all derivative instruments as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income depending on their designation, their intended use, or their ability to qualify as hedges. The Company adopted SFAS 133 in the first quarter of 2001; such adoption did not have a material impact on its financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 was implemented in 2000 and did not have a material effect on the Company's financial statements.

OTHER DEVELOPMENTS

     Cheniere received notice on May 15, 2000 from The Nasdaq Stock Market stating that the Company was not in compliance with certain requirements related to the listing of its shares on The Nasdaq SmallCap Market. Specifically, the market price of the Company's common stock had fallen below $1.00 per share. On September 21, 2000, Cheniere appeared before a Nasdaq Listing Panel and requested an exception to the requirement. Nasdaq granted such an exception, specifying that Cheniere must achieve a minimum bid price of $1.00 per share by October 23, 2000 and maintain such a bid price for at least 10 consecutive trading days thereafter. At a special meeting of the Company's stockholders held on October 16, 2000, the stockholders approved a one-for-four reverse stock split. The reverse stock split became effective on October 18, 2000 and reduced Cheniere's issued and outstanding shares from 43,989,572 shares to approximately 10,997,393 shares. The closing bid price exceeded $1.00 per share every day following the reverse split.

     Nevertheless, on December 13, 2000, Nasdaq notified the Company that its common stock would be delisted from the Nasdaq SmallCap Market effective at the open of business on December 14, 2000. Effective December 14, 2000, the Company's common stock began trading on the OTC Bulletin Board under the symbol "CHEX". The Company appealed Nasdaq's ruling, and contemporaneously with the appeal, applied for listing on The American Stock Exchange. When the Company's listing application was accepted by The American Stock Exchange, it discontinued the appeals process with Nasdaq. Cheniere's common stock began trading on The American Stock Exchange on March 5, 2001 under the symbol "CXY".


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company produces and sells natural gas, crude oil and condensate. As a result, the Company's financial results can be significantly affected as these commodity prices fluctuate widely in response to changing market forces. The Company has not entered into any derivative transactions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                         INDEX TO FINANCIAL STATEMENTS


CHENIERE ENERGY, INC. AND SUBSIDIARIES

       Report of Independent Accountants...............................   28

       Consolidated Balance Sheet......................................   29

       Consolidated Statement of Operations............................   30

       Consolidated Statement of Stockholders' Equity..................   31

       Consolidated Statement of Cash Flows............................   32

       Notes to Consolidated Financial Statements......................   33

       Supplemental Information to Consolidated Financial Statements...   46


REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Cheniere Energy, Inc:


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 51 present fairly, in all material respects, the financial position of Cheniere Energy, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully described in Note 13, the recoverability of the Company's unevaluated oil and gas properties is dependent on future events, including obtaining additional funding for its completion and development program, its successful reprocessing of 3D seismic data and the successful completion of its planned development program. Management's plans in regard to this matter are also described in Note 13.



PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 30, 2001

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



                                                                                     December 31,         December 31,
                                     ASSETS                                              2000                 1999
                                     ------                                       -----------------    -----------------

CURRENT ASSETS
   Cash                                                                                $  1,888,562         $  1,175,950
   Accounts Receivable                                                                      851,706              906,569
   Debt Issuance Costs, net                                                                    --                138,909
   Prepaid Expenses                                                                          98,532            1,223,864
                                                                                       ------------         ------------
     Total Current Assets                                                                 2,838,800            3,445,292

OIL AND GAS PROPERTIES, full cost method

   Proved Properties, net                                                                 6,727,613            9,459,041
   Unproved Properties, not subject to amortization                                      18,253,731           20,648,923
                                                                                       ------------         ------------
     Total Oil and Gas Properties                                                        24,981,344           30,107,964

FIXED ASSETS, net                                                                           206,204              928,019

INVESTMENT IN UNCONSOLIDATED AFFILIATE                                                    6,639,270                 --
                                                                                       ------------         ------------

     Total Assets                                                                      $ 34,665,618         $ 34,481,275
                                                                                       ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
   Accounts Payable                                                                    $  1,472,293         $  1,589,596
   Accrued Liabilities                                                                      132,117              182,728
   Notes Payable                                                                               --              4,963,213
                                                                                       ------------         ------------
     Total Current Liabilities                                                            1,604,410            6,735,537

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS' EQUITY
   Common Stock, $.003 par value
      Authorized: 120,000,000 shares
      Issued and Outstanding: 12,547,393 shares at December 31, 2000
      and 10,053,118 shares at December 31, 1999                                             37,642               30,159
   Preferred Stock, $.0001 par value
      Authorized: 5,000,000 shares
      Issued and Outstanding: none                                                             --                   --
   Additional Paid-in-Capital                                                            39,382,789           33,293,822
   Accumulated Deficit                                                                   (6,359,223)          (5,578,243)
                                                                                       ------------         ------------

     Total Stockholders' Equity                                                          33,061,208           27,745,738
                                                                                       ------------         ------------

     Total Liabilities and Stockholders' Equity                                        $ 34,665,618         $ 34,481,275
                                                                                       ============         ============

  The accompanying notes are an integral part of these financial statements.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS




                                                                                                Year Ended
December 31,

                                                                               ---------------------------------------------------

                                                                                    2000                1999              1998

                                                                               ---------------- ----------------  ----------------

Revenues

     Oil and Gas Sales                                                           $  5,320,432       $  1,614,055    $       --

                                                                                 ------------       ------------    ------------

          Total Revenues                                                            5,320,432          1,614,055            --

                                                                                 ------------       ------------    ------------



Operating Costs and Expenses

     Production Costs                                                                 388,637            128,859            --

     Depreciation, Depletion and Amortization                                       3,371,383          1,361,644          39,171

     General and Administrative Expenses                                            1,938,659          1,908,805       1,619,307

                                                                                 ------------       ------------    ------------

          Total Operating Costs and Expenses                                        5,698,679          3,399,308       1,658,478

                                                                                 ------------       ------------    ------------



Income/(Loss) from Operations Before Interest, Income Taxes

     and Equity in Net Loss of Unconsolidated Affiliate                              (378,247)        (1,785,253)     (1,658,478)



Interest Income                                                                        23,916             31,530          20,634

Provision for Income Taxes                                                               --                 --              --

Equity in Net Loss of Unconsolidated Affiliate                                       (426,649)              --              --

                                                                                 ------------       ------------    ------------



Net Loss                                                                         $   (780,980)      $ (1,753,723)   $ (1,637,844)

                                                                                 ============       ============    ============



Net Loss Per Share - Basic and Diluted                                           $      (0.07)      $      (0.27)   $      (0.41)

                                                                                 ============       ============    ============



Weighted Average Number of Shares Outstanding - Basic and Diluted                  10,732,678          6,449,104       4,003,864

                                                                                 ============       ============    ============



  The accompanying notes are an integral part of these financial statements.

                       CHENIERE ENERGY, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY





                                                                 Common Stock           Additional                     Total

                                                         ----------------------------     Paid-In    Accumulated      Stockholders'

                                                             Shares          Amount       Capital      Deficit           Equity

                                                         -------------    -----------  ------------  -------------    -------------
Balance - December 31, 1997                                 3,614,466   $     10,843   $ 15,595,861   $ (2,186,676)   $ 13,420,028

Issuances of Stock                                          1,128,971          3,387      4,380,265           --         4,383,652

Expenses Related to Offerings                                    --             --         (168,000)          --          (168,000)

Issuance of Warrants                                             --             --          319,494           --           319,494

Net Loss                                                         --             --             --       (1,637,844)     (1,637,844)

                                                         ------------   ------------   ------------   ------------    ------------

Balance - December 31, 1998                                 4,743,437         14,230     20,127,620     (3,824,520)     16,317,330



Issuance of Shares in Exchange for Notes                      792,590          2,378      2,243,759           --         2,246,137

Issuance of Warrants                                             --             --          200,000           --           200,000

Repricing of Warrants to Extend Bridge Notes                     --             --           35,702           --            35,702

Issuance of Shares in Exchange for Production Payment         146,119            438        399,562           --           400,000

Issuances of Stock                                          4,370,972         13,113     11,001,567           --        11,014,680

Expenses Related to Offerings                                    --             --         (714,388)          --          (714,388)

Net Loss                                                         --             --             --       (1,753,723)     (1,753,723)

                                                         ------------   ------------   ------------   ------------    ------------

Balance - December 31, 1999                                10,053,118         30,159     33,293,822     (5,578,243)     27,745,738



Issuance of Shares in Exchange for Note                       250,000            750        499,250           --           500,000

Issuance of Warrants                                             --             --          722,800           --           722,800

Issuances of Stock                                          2,244,275          6,733      5,199,767           --         5,206,500

Expenses Related to Offerings                                    --             --         (332,850)          --          (332,850)

Net Loss                                                         --             --             --         (780,980)       (780,980)

                                                         ------------   ------------   ------------   ------------    ------------

Balance - December 31, 2000                                12,547,393   $     37,642   $ 39,382,789   $ (6,359,223)   $ 33,061,208

                                                         ============   ============   ============   ============    ============





     The accompanying notes are an integral part of these financial statements.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS






                                                                                            Year Ended
December 31,

                                                                             ---------------------------------------------------

                                                                                   2000               1999             1998

                                                                             -----------------   -----------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net Loss                                                                   $  (780,980)      $(1,753,723)      $(1,637,844)

    Adjustments to Reconcile Net Loss to

       Net Cash Provided by (Used in) Operating Activities:

            Depreciation, Depletion and Amortization                             3,371,383         1,361,644            39,171

            Compensation Paid in Common Stock                                         --              37,500              --

            Non-Cash Expense (Issuance of Warrants)                                134,250           100,000              --

            Equity in Net Loss of Unconsolidated Affiliate                         426,649              --                --

                                                                               -----------       -----------       -----------

                                                                                 3,151,302          (254,579)       (1,598,673)

   Changes in Operating Assets and Liabilities

            Accounts Receivable                                                     54,863          (808,732)            4,493

            Subscriptions Receivable                                                  --             500,000          (500,000)

            Prepaid Expenses                                                       (16,787)          (82,734)            1,710

            Accounts Payable and Accrued Liabilities                             2,014,028         1,249,178           251,378

                                                                               -----------       -----------       -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                              5,203,406           603,133        (1,841,092)

                                                                               -----------       -----------       -----------



CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchases of Fixed Assets                                                     (320,362)         (999,965)          (81,810)

    Proceeds from Sales of Oil and Gas Seismic Data                                   --             275,000              --

    Oil and Gas Property Additions                                              (6,561,169)       (8,534,225)       (2,804,905)

    Proceeds from Contribution of Assets to Unconsolidated Affiliate             2,000,000              --                --

                                                                               -----------       -----------       -----------

NET CASH USED IN INVESTING ACTIVITIES                                           (4,881,531)       (9,259,190)       (2,886,715)

                                                                               -----------       -----------       -----------



CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from Issuance of Notes Payable or Advances                          2,605,000         3,100,000           877,000

    Repayment of Notes Payable or Advances                                      (7,068,213)         (996,846)         (877,000)

    Sale of Common Stock                                                         5,156,500         8,438,282         4,252,152

    Offering Costs                                                                (302,550)         (714,388)         (168,000)

    Debt Issuance Costs                                                               --            (138,909)             --

                                                                               -----------       -----------       -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                          390,737         9,688,139         4,084,152

                                                                               -----------       -----------       -----------



NET INCREASE (DECREASE) IN CASH                                                    712,612         1,032,082          (643,655)



CASH - BEGINNING OF PERIOD                                                       1,175,950           143,868           787,523

                                                                               -----------       -----------       -----------



CASH - END OF PERIOD                                                           $ 1,888,562       $ 1,175,950       $   143,868

                                                                               ===========       ===========       ===========




  The accompanying notes are an integral part of these financial statements.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1-ORGANIZATION AND NATURE OF OPERATIONS

   Cheniere Energy, Inc., a Delaware corporation, is engaged in exploration for oil and gas reserves. The terms "Cheniere" and "Company" refer to Cheniere Energy, Inc. and its subsidiaries. Cheniere is a Houston-based company formed for the purpose of oil and gas exploration, development and exploitation. The Company is currently engaged in the exploration for oil and natural gas along the Gulf Coast of Texas and Louisiana, onshore and in the shallow waters of the Gulf of Mexico. The Company commenced operations in April 1996.


NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

   The consolidated financial statements include the accounts of Cheniere Energy, Inc. and its wholly-owned subsidiaries. Cheniere also owns an effective 36.8% interest in an affiliated company, Gryphon Exploration Company, and accounts for this investment using the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation.


Oil and Gas Properties

   The Company follows the full cost method of accounting for its oil and gas properties. Under this method, all productive and nonproductive exploration and development costs incurred for the purpose of finding oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, together with internal costs directly attributable to property acquisition, exploration and development activities. Interest is capitalized on oil and gas properties not subject to amortization and in the process of development. The Company capitalized interest totaling $1,154,099, $415,262 and $1,058,595 and general and administrative expenses, net of reimbursements, totaling $743,355, $960,000 and $444,000 for the years 2000, 1999 and 1998, respectively.

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

   The Company's allocation of seismic exploration costs to proved properties involves an estimate of the total reserves to be discovered in the project. It is reasonably possible, based on the results obtained from future drilling, that revisions to this estimate could occur within the next twelve months, which could affect the Company's capitalization ceiling.

   Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Revenue Recognition

   Revenues from the sale of oil and gas production are recognized upon passage of title, net of royalty interests. When sales volumes differ from the Company's entitled share, an underproduced or overproduced imbalance occurs. To the extent an overproduced imbalance exceeds the Company's share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. At December 31, 2000 and 1999, the Company had no gas imbalances.


Debt Issuance Costs

   Costs incurred in connection with the issuance of debt are capitalized and amortized into interest expense using the straight line method which approximates the interest method. (which is then capitalized as a cost of oil and gas properties) over the term of the related debt. Accumulated amortization was $849,249 as of December 31, 2000 and $24,382 as of December 31, 1999.

Fixed Assets

   Fixed assets are recorded at cost. Repairs and maintenance costs are charged to operations as incurred. Depreciation is computed using the straight-line method calculated to amortize the cost of assets over their estimated useful lives, which range from three to seven years. Upon retirement or other disposition of property and equipment, the cost and related depreciation is removed from the accounts and the resulting gains or losses are recorded.

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

Stock-Based Compensation

   SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation issued to employees using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company grants options at or above the market price of its common stock at the date of each grant. The Company accounts for stock-based compensation issued to non-employees using SFAS No. 123.

Earnings (Loss) Per Share

   Earnings (loss) per share ("EPS") is computed in accordance with the requirements of SFAS No. 128, "Earnings Per Share." Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if the potential common shares had been issued. Potential dilutive common stock equivalents include stock options from employee benefit plans and warrants to purchase common stock. Basic and diluted EPS for all periods presented are the same since the effect of the Company's options and warrants is antidilutive to its net loss per share under SFAS No. 128.

Reverse Stock Split

   On October 16, 2000, the Company's stockholders approved a one-for-four reverse stock split, which became effective on October 18, 2000. All per share amounts and numbers of shares in the financial statements have been restated for the effect of this reverse stock split.

Cash Equivalents

   The Company classifies all investments with original maturities of three months or less as cash equivalents.

Fair Value of Financial Instruments

   The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments. The carrying value of the Company's notes payable as of December 31, 1999 is considered to approximate its fair value due to the short-term nature of the notes.

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

Concentration of Credit Risk

   All of the Company's revenues are derived from a single customer. The Company's products are commodities and constantly have a readily available market for sale.


Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires that the Company make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.
Management believes its estimates are reasonable.

Reclassifications

  Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the Company's net income or stockholder's equity.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB extended the adoption date of SFAS 133 until January 1, 2001, through the issuance of SFAS No. 137, "Deferral of the Effective Date of SFAS 133." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which also amended SFAS 133. SFAS 133, as amended requires that companies recognize all derivative instruments as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income depending on their designation, their intended use, or their ability to qualify as hedges. The Company adopted SFAS 133 in the first quarter of 2001; such adoption did not have a material impact on its financial statements.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 was implemented in 2000 and did not have a material effect on the Company's financial statements.


NOTE 3-FIXED ASSETS

   Fixed assets consist of the following:


                                                     December 31,

                                           --------------------------------

                                               2000               1999

                                           --------------     -------------



Furniture and Fixtures                          $ 43,391         $ 133,588

Computers and Office Equipment                   132,673           544,925

Other                                             60,977           464,939

                                           --------------     -------------

                                                 237,041         1,143,452

Less Accumulated Depreciation                    (30,837)         (215,433)

                                           --------------     -------------

Fixed Assets, Net                              $ 206,204         $ 928,019

                                           ==============     =============





  Depreciation expense related to the Company's fixed assets totaled $347,865 in 2000, $161,458 in 1999 and $39,171 in 1998.



NOTE 4-OIL AND GAS PROPERTIES

   Investments in oil and gas properties were as follows:



                                                       December 31,

                                         -------------------------------------

                                               2000                1999

                                         -----------------    ----------------

Oil and gas properties:

        Proved                               $ 10,951,317        $ 10,659,227

        Unproved                               18,253,731          20,648,923

                                         -----------------    ----------------

                                               29,205,048          31,308,150



Less accumulated depreciation,

        depletion and amortization             (4,223,704)         (1,200,186)

                                         -----------------    ----------------

                                             $ 24,981,344        $ 30,107,964

                                         =================    ================





   Depreciation, depletion and amortization of oil and gas property costs, which commenced in 1999, totaled $3,023,518 for the year 2000 and $1,200,186 for the year 1999. Depreciation, depletion and amortization per equivalent Mcf (using an Mcf-to-barrel conversion factor of 6 to 1) was $2.04 for the year 2000 and $1.84 for the year 1999. All of Cheniere's oil and gas properties are located within the United States or its territorial waters.

   Costs incurred for unproved oil and gas properties were $6,603,296 in 2000 and $648,498 in 1999.

   Subsequent to December 31, 1999, prices for oil and gas increased to levels at which the Company's capitalized costs did not exceed its capitalization ceiling at that date. If the capitalization ceiling had been limited to a value calculated using prices in effect at December 31, 1999, the Company's capitalized costs would have exceeded its capitalization ceiling by $1,888,912.

   The Company has made substantial investments in acquiring, processing and reprocessing its seismic databases covering a 6,800-square-mile project area offshore Texas and Louisiana and a 228-square-mile project area onshore and offshore Louisiana. The costs of these projects become subject to amortization on a ratable basis

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


as the oil and gas reserves expected to be recovered from the projects are discovered. The Company began drilling prospects identified within its seismic databases in 1999. Interpretation of this data is ongoing.


NOTE 5-EXPLORATION AGREEMENT

   On March 10, 2000, Cheniere entered into an exploration agreement with an industry partner. Under the terms of the agreement, Cheniere's exploration partner acquired an option to participate at a 50% working interest level in any drilling prospects generated by Cheniere over the subsequent eighteen-month period within a defined area of mutual interest in the Gulf of Mexico. Pursuant to the exploration agreement, Cheniere receives a management fee of $230,000 per month over the eighteen-month term of the agreement. In addition, Cheniere's partner pays a disproportionate share of the cost of leasing and of the initial test well on each prospect. Cheniere is the operator of the drilling program. Management fees received by Cheniere in 2000 totaled $1,684,193 and were reported as a $988,548 recovery of general and administrative expenses and a $695,645 reduction to the amount of general and administrative expenses which were capitalized as oil and gas property costs. In October 2000, Cheniere assigned its rights and obligations under this agreement to an unconsolidated affiliate. See Note 6.


NOTE 6-INVESTMENT IN UNCONSOLIDATED AFFILIATE

     On October 11, 2000, Cheniere completed a transaction with Warburg to fund its exploration program on approximately 8,800 square miles of seismic data in the Gulf of Mexico (the "Louisiana Data Set") through a newly formed affiliated company, Gryphon. Cheniere contributed selected assets and liabilities in exchange for 100% of the common stock of Gryphon and $2,000,000 in cash, (36.8% voting interest after conversion of preferred stock). Such assets include:
the Louisiana Data Set, certain offshore leases, a prospect then being drilled, its exploration agreement with an industry partner and certain other assets and liabilities. The net book value of the assets and liabilities contributed was $7,065,919, which consisted of assets of $9,115,963, which primarily consisted of unproved oil and gas properties and liabilities of $2,050,044, which primarily consisted of account payable. Warburg contributed $25,000,000 and received preferred stock, with an 8% accrued dividend, convertible into 63.2% of Gryphon's common stock. Cheniere and Warburg also agreed, under certain circumstances, to contribute an additional $75,000,000 to Gryphon, proportionate to their respective ownership interests. Cheniere accounted for the contribution of net assets at its historical cost, whereby the net amount of such assets and liabilities less the $2,000,000 in cash was reclassified to investment in affiliate. No gain or loss was recognized at the time of contribution, primarily due to Cheniere's commitment to provide additional funding described above.

   Cheniere accounts for its investment in Gryphon using the equity method of accounting. Cheniere does not participate in the day-to-day management of Gryphon, does not exercise control over Gryphon and cannot effect a change in the management of Gryphon. Cheniere's equity share of Gryphon's earnings (losses) for the period from October 11, 2000 through December 31, 2000 was $426,649, calculated by applying Cheniere's 100% common stock ownership interest to Gryphon's net income of $19,003 and reducing such result for Gryphon's preferred dividend arrearages ($445,652). At such time as Warburg converts its preferred shares to common shares, Cheniere's equity share of Gryphon's earnings (losses) will be calculated at 36.8% and will not be reduced by preferred dividends.

   Summarized financial information relative to Gryphon is set forth below:

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                              December 31,

                                                                                 2000

                                                                           ----------------

Current assets                                                               $ 24,041,892

Oil and gas properties, full cost method                                       18,196,153

Noncurrent cash deposits                                                        2,607,648

Fixed assets                                                                      651,453

Current liabilities                                                            11,124,538

Long-term liabilities                                                                --

Deferred tax liability                                                          1,183,789



                                                                               Year Ended

                                                                              December 31,

                                                                                    2000

                                                                             ------------

Revenues                                                                     $       --

Net income                                                                         19,003

Cheniere's equity in  earnings (loss) from unconsolidated affiliate              (426,649)



   As of December 31, 2000 Cheniere's share of the underlying equity in the net assets of Gryphon exceeded its investment balance by approximately $2.0 million. Cheniere will amortize this basis difference over the estimated useful lives of the assets contributed to Gryphon.

NOTE 7-NOTES PAYABLE

   At December 31, 2000, Cheniere had no outstanding debt obligations. At December 31, 1999, Cheniere had outstanding short-term notes payable of $4,963,213. Three financing facilities comprised the balance: platform financing of $3,090,643, well services financing of $1,117,570 and December 1997 bridge financing notes of $755,000. The terms of each of these facilities and of others that were utilized within the three years ended December 31, 2000, are described in the following paragraphs.


April 2000 - $2,000,000 Bridge Financing

  In April 2000, the Company established a bridge financing facility which provided for: borrowings of up to $2,000,000 bearing interest at a rate equal to LIBOR plus 2%, a placement fee equal to 2% of the commitment amount, the issuance of warrants to purchase 250,000 shares of common stock at an exercise price of $4.00 per share on or before September 6, 2003, and conversion of the notes payable into common stock, at Cheniere's election, at a price per share equal to $2.00 per share. Cheniere borrowed an aggregate of $2,000,000 under the facility during 2000. In September 2000, the Company repaid $500,000 in cash and issued 250,000 shares to satisfy an additional $500,000. In December 2000, Cheniere repaid the remaining balance of $1,000,000 plus accrued interest.

September 1999 - $3,100,000 Platform Financing

   On September 1, 1999, Cheniere established a $3,100,000 financing facility to fund a production platform and other exploration and development costs in the West Cameron Block 49 area. Borrowings under the facility were repaid from Cheniere's share of net cash flow from production through the West Cameron Block 49 platform. The note was secured by Cheniere's oil and gas properties and had a maturity date of June 30, 2000. Financing costs included interest at 10% per annum and a 5% net profit interest in the initial two wells producing through the platform. At December 31, 1999, the outstanding balance under the facility was $3,090,643. During 2000, the Company borrowed an additional $605,000 under the same facility and repaid all principal and interest due under the facility.

December 1999 - $1,117,570 Well Services Financing

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   In December 1999, Cheniere entered into a financing agreement with a supplier of well services to consolidate and convert trade accounts payable balances into a short-term secured note payable. Interest was payable at 10% per annum. The note was secured by Cheniere's oil and gas properties and matured on July 5, 2000. At December 31, 1999, the outstanding balance was $1,117,570, which balance and all related interest were repaid during 2000.

December 1997 - $4,000,000 Bridge Financing

   In December 1997, Cheniere completed the private placement of a $4,000,000 bridge financing. The notes payable issued by Cheniere had an initial maturity date of March 15, 1998, which was extended ultimately to March 15, 2000, when the then-remaining balance was paid. In connection with the issuance of the notes payable and with various extensions in the maturity dates, the Company has issued 70,273 shares of common stock and warrants to purchase 925,809 shares of common stock at prices ranging from $4.00 to $7.00 per share. The notes bore interest at rates ranging from LIBOR plus 4% to LIBOR plus 6% (approximately 12.14% at December 31, 1999).


NOTE 8-INCOME TAXES

     From its inception the Company has recorded losses for both financial reporting purposes and for federal income tax reporting purposes. Accordingly, the Company is not presently a taxpayer and has not recorded a provision for income taxes in any of the periods presented in the accompanying financial statements.

     At December 31, 2000, the Company had net operating loss ("NOL") carryforwards for tax reporting purposes of approximately $16,937,000. In accordance with SFAS No. 109, a valuation allowance equal to the net tax benefit for deferred taxes has been established due to the uncertainty of realizing the benefit of such NOL carryforwards .

     Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:



                                                                                   December 31,
                                                           ------------------------------------------------------------
                                                                 2000                 1999                   1998
                                                           ----------------     ----------------       ----------------
Deferred tax assets
        NOL carryforwards                                      $ 6,267,000          $ 4,400,000            $ 1,554,000
                                                           ----------------     ----------------       ----------------


Deferred tax liabilities

        Oil and gas properties and fixed assets                    971,880            1,425,714                      -
        Investment in unconsolidated affiliate                   1,642,160                    -                      -
                                                           ----------------     ----------------       ----------------
                                                                 2,614,040            1,425,714                      -
                                                           ----------------     ----------------       ----------------
Net deferred tax assets                                          3,652,960            2,974,286              1,554,000
                                                           ----------------     ----------------       ----------------
Less: valuation allowance                                       (3,652,960)          (2,974,286)            (1,554,000)
                                                           ----------------     ----------------       ----------------
                                                               $         -          $          -           $          -
                                                           ================     ================       ================



     NOL carryforwards expire starting in 2006 extending through 2020. NOLs incurred prior to July 3, 1996 (approximately $747,000) are subject to per year availability under Internal Revenue Code Section 382 change of ownership limitations. Certain of the Company's NOLs incurred after July 3, 1996 are also subject to an annual limitation of approximately $2,000,000 under Section 382.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The gross change in the valuation allowance for deferred tax assets increased approximately $679,000, $1,420,000 and $557,000 during the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 9-WARRANTS

     As of December 31, 2000, Cheniere has issued and outstanding 2,758,621 warrants for the purchase of its common stock. The Company has reserved an equal number of shares of common stock for issuance upon the exercise of its outstanding warrants. Warrants issued by the Company do not confer upon the holders thereof any voting or other rights of a stockholder of the Company. The Company grants warrants in connection with certain of its debt or equity financings and as compensation for services. In instances where warrants were granted in connection with financings, the valuation of such warrants was calculated in accordance with the provisions of APB Opinion No. 14, incorporating the estimated fair market value of the stock at the time. Where warrants were issued for services, fair value was calculated using the Black-Scholes pricing model. The terms of warrants outstanding at December 31, 2000 range from two years to five years, with a weighted average remaining life of
2.5 years at December 31, 2000. All outstanding warrants are fully exercisable. Prices at which the warrants are exercisable range from $1.75 to $11.50 per share, with a weighted average exercise price of $4.52 per share at December 31, 2000. Information related to Cheniere's issuances of warrants is summarized in the following table:



                                                                                          December 31,

                                                                           --------------------------------------------

                                                                               2000           1999             1998

                                                                           -------------  --------------  -------------

Outstanding at beginning of period                                          2,116,951        1,200,834          430,000

Warrants issued                                                             1,291,462          941,117          773,959

Warrants exercised                                                           (234,375)         (25,000)

Warrants canceled                                                            (415,417)            --             (3,125)

                                                                           ----------       ----------       ----------

Outstanding at end of period                                                2,758,621        2,116,951        1,200,834

                                                                           ==========       ==========       ==========

Weighted average exercise price of warrants outstanding                    $     4.52       $     5.94       $     6.81

                                                                           ==========       ==========       ==========

Weighted average remaining contractual life of warrants outstanding         2.5 years        3.0 years        3.3 years





The following table summarizes information about warrants outstanding at December 31, 2000:



                                              Weighted Average

    Exercise                Number            Years Remaining

     Prices               Outstanding         Contractual Life

- -----------------        --------------     ---------------------

  $9.50-$11.50                  25,000              3.7

  $7.00-$8.00                  313,542              2.9

  $5.00-$6.00                  794,384              1.9

     $4.00                     992,350              2.0

     $3.00                     258,345              3.0

     $1.75                     375,000              4.5

                        --------------

                             2,758,621

                        ==============






NOTE 10-STOCK-BASED COMPENSATION

     In 1997 the Company established the Cheniere Energy, Inc. 1997 Stock Option Plan (the "Option Plan"), which allows for the issuance of options to purchase up to 1,500,000 shares of Cheniere common stock. The Company has reserved 1,500,000 shares of common stock for issuance upon the exercise of options which have been granted or which may be granted. The term of options granted under the Option Plan is generally five years. Vesting varies, but generally occurs over three or four years, in increments of 33% or 25%, respectively, on each

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


anniversary of the grant date. A summary of the status of the Company's stock options as of December 31, 2000, 1999 and 1998 is presented below:


                                                                                          December 31,

                                                                           --------------------------------------------

                                                                              2000            1999              1998

                                                                           ------------    ------------     -----------

Outstanding at beginning of period                                           540,299          171,611          134,861

Options granted at an exercise price of $12.00 per share                        --              8,750           33,750

Options granted at an exercise price of  $6.00 per share                      83,750          368,375            3,000

Options granted at an exercise price of  $2.75 per share                     450,875             --               --

Options granted at an exercise price of  $1.94 per share                     380,000             --               --

Options canceled                                                            (570,688)          (8,437)            --

                                                                            --------         --------         --------

Outstanding at end of period                                                 884,236          540,299          171,611

                                                                            ========         ========         ========

Exercisable at end of period                                                 220,799          190,299           80,174

                                                                            ========         ========         ========

Weighted average exercise price of options outstanding                      $   3.45         $   6.32         $   6.72

                                                                            ========         ========         ========

Weighted average exercise price of options exercisable                      $   5.03         $   6.56         $   6.68

                                                                            ========         ========         ========

Weighted average fair value of options granted during the period            $   1.39         $   3.40         $   3.16

                                                                            ========         ========         ========

Weighted average remaining contractual life of options outstanding          4.3 years        4.7 years        3.4 years





     The following table summarizes information about fixed options outstanding at December 31, 2000:




                                                            Options

                         Options Outstanding              Exercisable

                 -------------------------------------   --------------

                                   Weighted Average

   Exercise         Number         Years Remaining          Number

    Prices        Outstanding      Contractual Life       Outstanding

- ---------------  --------------  ---------------------   --------------

$   12.00             17,500              2.8                  17,500

$    7.20              4,861              2.9                   4,861

$    6.00            228,750              3.5                 107,813

$    2.75            253,125              4.4                  53,125

$    1.94            380,000              4.9                  37,500

                    ---------                                 -------

                      884,236                                 220,799

                    =========                                 =======



     The fair value of options is calculated using the Black-Scholes option-pricing model. Assumptions used in the pricing model and pro forma effects on the Company's net losses had it adopted the optional recognition provisions of SFAS No. 123 for the years ended December 31, 2000, 1999 and 1998 are summarized in the following table. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.



                                                                                    Year Ended December 31,

                                                                    ---------------------------------------------------

                                                                          2000             1999              1998

                                                                    --------------- ----------------- -----------------

Dividend yield                                                             0.0%              0.0%              0.0%

Weighted average volatility                                               82.0%            124.0%             88.0%

Risk-free interest rate                                                    5.8%              6.3%              4.6%

Expected lives of options                                             4.0 years         3.0 years         2.5 years

Net loss                                                           $   (780,980)   $   (1,753,723)   $   (1,637,844)
Net loss per share (both basic and diluted)                        $      (0.07)   $        (0.27)   $        (0.41)

Pro forma net loss                                                 $ (1,019,208)   $   (3,184,723)   $   (1,792,844)

Pro forma net loss per share (both basic and diluted)              $      (0.09)   $        (0.49)   $        (0.45)




                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     On December 11, 1998, the Company adjusted the exercise price from $12.00 to $6.00 per share for the 143,750 options then issued and outstanding to management and employees. On September 30, 1999, all options then outstanding to management and employees were extended to September 30, 2004.

     In June 1999, the Company issued 250,000 warrants to its president and chief executive officer and 50,000 warrants to another member of its board of directors, both of whom were instrumental in negotiating the Company's license of 8,800 square miles of 3-D seismic data in the Gulf of Mexico. Warrants issued in connection with this transaction are exercisable on or before the fifth anniversary of the date the transaction closed at an exercise price of $6.00 per share. The 250,000 warrants issued to Cheniere's president and chief executive officer were canceled in October 2000, when he resigned from Cheniere to become president and chief executive officer of Gryphon. An additional 250,000 warrants were issued to Cheniere's new president and chief executive officer in October 2000, pursuant to the terms of his employment agreement. The fair value of these warrants is included in the above pro forma net loss calculated under SFAS No. 123.

NOTE 11-RELATED PARTY TRANSACTIONS

     Under the terms of the Contribution and Subscription Agreement dated October 11, 2000 by and among the Company, Gryphon and the other investors listed therein, Gryphon provided office space to Cheniere at no cost from the closing date of October 11, 2000 until Cheniere relocated in December 2000, and Cheniere is providing accounting and cash management services to Gryphon without charge for six months following the closing date.

     Cheniere served as contract operator throughout 2000 for the well contributed to Gryphon on which drilling was underway at the date of Gryphon's inception. Cheniere received industry standard overhead reimbursements from all working interest owners, including Gryphon, in accordance with the terms of the joint interest operating agreement.

     BSR Investments, Ltd., a major stockholder of the Company controlled by the mother of Charif Souki, Chairman of Cheniere, purchased $2,000,000 of the notes issued in the Company's $4,000,000 December 1997 Bridge Financing and pledged a portion of its investment in Cheniere common stock to fund its participation.
In conjunction with the financing, BSR received warrants to purchase 41,667 shares of the Company's common stock. On September 15, 1998, BSR received warrants to purchase an additional 100,000 shares of common stock as consideration for extending the maturity of the notes to that date. Also in September 1998, the exercise price of the warrants held by BSR was reduced from $9.50 to $6.00 per share as consideration to extend the maturity date of the notes to January 15, 1999. In March 1999, BSR exchanged notes payable of $2,000,000 for 694,445 shares of Cheniere common stock ($2.88 per share).

     In May 1999, BSR purchased from another noteholder $240,000 in short-term notes payable by Cheniere. In July 1999, the Company repaid $120,000 to BSR at the time it repaid 50% of the outstanding balances on all of the notes issued in the December 1997 Bridge Financing. On September 30, 1999, BSR exchanged its remaining $120,000 note payable and $1,000 in accrued interest for 27,500 units ($4.40 per unit), each unit representing one share of common stock and one half warrant to purchase a share of common stock at an exercise price of $6.00 per share on or before September 30, 2002.

     In conjunction with certain of the Company's private placements of equity, placement fees have been paid to Investors Administration Services, Limited ("IAS"), a company in which the brother of Charif Souki, Cheniere's chairman, is a principal. Placement fees paid to IAS totaled $99,000 for 2000, $562,372 for 1999 and $138,000 for 1998. Such payments were recorded as offering costs and reflected as a reduction of additional paid-in capital. In addition, in connection with the sale of 2,620,758 units (of common stock and warrants), Cheniere granted to IAS, or its assigns, warrants to purchase 161,250 shares of common stock at an exercise price of $4.00 per share on or before December 30, 2002.

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

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12-COMMITMENTS AND CONTINGENCIES

   In November 2000, the Company entered into an office lease agreement with a term which runs through March 31, 2003. Future minimum lease payments are $112,607, $112,607 and $28,152 for the years ended December 31, 2001, 2002 and
2003, respectively. Effective in October 2000, Cheniere assigned its rights and obligations under its previous office lease agreement to Gryphon. Cheniere's total rental expense for office space for the years ended December 31, 2000, 1999 and 1998 was $222,394, $229,381 and $42,741, respectively. Cheniere has no other leasing commitments.

     In June 1999, Cheniere entered into a master license agreement covering the license of approximately 8,800 square miles of seismic data in the Gulf of Mexico. In connection with the license agreement, the Company made a commitment to reprocess certain of the seismic data and to pay a fee for such reprocessing as the reprocessed data are delivered. In October 2000, Cheniere's rights and obligations arising from this license agreement were assigned to Gryphon. Related to the assignment of this license, Cheniere is obligated to pay a transfer fee of up to $2,500,000, payable in ten installments of $250,000, which will become payable after one month of production from each of ten separate successful wells completed by Gryphon within the data set.

   In June 2000, Cheniere entered into agreements whereby Cheniere acquired a license to seismic data covering 1,900 square miles in the Gulf of Mexico in exchange for its commitment to fund the reprocessing of the data. In October 2000, Cheniere exercised its option to expand the agreement to cover an additional 1,900 square miles. In November 2000, Cheniere acquired from another company a license to seismic data covering an additional 3,000 square miles in the Gulf of Mexico in exchange for its commitment to fund the reprocessing of the data. Cheniere has committed to reprocess all of the data at a cost of approximately $8,500,000, payable in installments beginning in October 2000 and continuing through the final delivery of reprocessed data, which is expected to occur by December 2001. As of December 31, 2000, the Company had made payments of $650,000 pursuant to these agreements.

   Under the terms of the Contribution and Subscription Agreement dated October 11, 2000 by and among the Company, Gryphon and the other investors listed therein, Cheniere and the other investors have committed under certain circumstances to contribute their pro rata shares of as much as an additional $75,000,000 to Gryphon. The amount of such contributions, if any, will depend on the future cash requirements of Gryphon. Cheniere may choose to make such contributions to maintain its 36.8% voting ownership interest in Gryphon or it may choose to contribute a lesser amount or zero, in which case its ownership interest in Gryphon would be reduced.


NOTE 13-LIQUIDITY

     The recoverability of the Company's unevaluated oil and gas properties is dependent on future events, including obtaining adequate financing for its exploration and development program, the successful reprocessing of the 3D seismic data in the Offshore Texas Project Area, the successful completion of its planned drilling program, and the achievement of a level of operating revenues that is sufficient to support the Company's cost structure. At various times during the life of the Company to date, it has been necessary for the Company to raise additional capital through private placements of debt or equity financing. When such a need has arisen, the Company has met it successfully.
It is management's belief that it will continue to be able to meet its needs for additional capital as such needs arise in the future.

     Cheniere's needs for additional financing include the following:

     . Additional capital may be required to pay for Cheniere's share of costs relating to the drilling of prospects and development of those that are successful, to exercise lease options, and to acquire additional oil and gas leases. The total amount of the Company's capital needs will be determined in part by the number of prospects generated within its exploration program and by the working interest that the Company retains in those prospects.

     . The Company will need funds for the payment of approximately $8,000,000 related to future deliveries of reprocessed seismic data through December 2001. (Note 12)

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     . The Company may need capital to fund its pro-rata share of the capital calls by Gryphon that are approved by Gryphon's Board of Directors. (Note 12)

     . The Company will need funds for the payment of any transfer fee related to the assignment to Gryphon of its seismic license over the Offshore Louisiana Project Area. (Note 12)

     . Should the Company choose to make an acquisition of producing oil and gas properties, it is likely that such an acquisition would require that some portion of the purchase price be paid in cash, and thus would create the need for additional capital.

     Additional capital could be obtained from a combination of funding sources. These potential funding sources include:

     .  cash flow from operating activities,

     .  borrowings from financial institutions,

     . debt offerings, which would increase the Company's leverage and add to its need for cash to service such debt,

     . additional offerings of the Company's equity securities, which would cause dilution of its common stock,

     . sales of portions of its working interest in the prospects within its exploration program, which would reduce future revenues from its exploration program,

     . sale to an industry partner of a participation in the Company's exploration program, including sale of a license to the approximate 6,800 square miles of seismic data in the Offshore Texas Project Area, which would reduce future revenues from its exploration program, and

     . sale of all or a portion of the Company's producing oil and gas properties, which would reduce future revenues.

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


NOTE 14-SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS

       In conjunction with its December 1997 Bridge Financing, the Company issued at closing 25,000 shares of common stock (valued at $237,500) and upon extension of the maturity date 12,500 shares of common stock (valued at $33,500), which were recorded as debt issuance costs. In the same financing, the Company issued warrants to purchase 333,334 shares of its common stock (valued at $101,000) and warrants to purchase 496,875 shares of its common stock (valued at $315,833) related to extensions of the maturity dates. In conjunction with a short-term bridge financing in June 1998, the Company issued warrants to purchase 20,834 shares of common stock (valued at $3,661). The value of the warrants related to these financings was recorded as debt issue costs and the amortization of such warrant costs was included in interest expense, which was capitalized as a cost of oil and gas properties.

       In 1998, the Company issued 17,500 shares of common stock (valued at $98,000) in settlement of invoices for previously rendered legal services.

       In 1999, the Company issued 703,132 shares of common stock in exchange for $2,025,020 in notes payable and 56,250 shares of common stock in exchange for $75,000 in notes payable. The Company also issued 36,047 units (each unit representing one share of common stock and one half of a warrant to purchase one share of common stock) in exchange for notes payable and accrued interest totaling $158,608. In March 1999, the Company adjusted the exercise price for certain warrants (valued at $35,702) in connection with the extension of the maturity dates of notes payable. In the fourth quarter of 1999, the Company issued 32,773 shares of common stock and warrants to purchase 95,600 shares of common stock (collectively valued at $98,197) in connection with the extension of maturity dates of notes payable. The Company issued 514,366 shares of common stock to purchase oil and gas

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


services and seismic data valued at $2,828,210. In October 1999, the Company issued warrants to purchase 50,000 shares of common stock (valued at $200,000) in payment for investor relations consulting services and recorded within general and administrative expenses over the six-month term of the consulting agreement. The Company issued 37,500 shares (valued at $37,500) in connection with the employment of one of its executives. The Company issued a short-term note payable for oil and gas services valued at $1,117,570.

       In 2000, Cheniere issued 16,667 shares of common stock in exchange for seismic data reprocessing services valued at $50,000. The Company issued 50,000 shares of common stock as a price adjustment to shares issued in 1999 for oil and gas drilling services. Cheniere issued warrants to purchase 25,000 shares of common stock (valued at $30,300) as a placement fee in connection with the sale of securities. The Company issued warrants to purchase 250,000 shares of common stock (valued at $528,000) in connection with the establishment of a bridge financing facility. Cheniere issued 250,000 shares of common stock in satisfaction of $500,000 in short-term notes payable issued under the bridge financing facility. Cheniere also issued warrants to purchase 250,000 shares of common stock to its president and chief executive officer in October 2000, pursuant to his employment agreement. The Company issued its financial advisers warrants to purchase 125,000 shares of common stock, valued at $164,500, as consideration for assistance in the capitalization of Gryphon.

     In connection with the Gryphon transaction, Cheniere contributed to Gryphon certain assets and liabilities with a net book value of $7,065,919 for its 36.8% ownership interest in the company.


NOTE 15-SUBSEQUENT EVENTS

     In February 2001, the Company completed a private placement of units (common stock and warrants) at a price of $2.00 per unit, generating net proceeds of $500,000. In connection with the offering, the Company issued 250,000 shares of common stock and 41,667 warrants to purchase common stock exercisable at a price of $3.00 per share on or before December 31, 2003.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
         SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
                OIL AND GAS RESERVES AND RELATED FINANCIAL DATA
                                  (unaudited)



COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

   Presented below are costs incurred in oil and gas property acquisition, exploration and development activities:


                                                      Years Ended December 31,

                                    ---------------------------------------------------------

                                          2000                 1999                1998

                                    -----------------    -----------------    ---------------

 Acquisition of properties:

     Proved properties               $      --              $ 1,364,809         $      --

     Unproved properties               6,603,296                648,498           3,466,371

Exploration costs                           --                7,675,809                --

Development costs                        673,136              1,618,609                --

                                     -----------            -----------         -----------

         Subtotal                      7,276,432             11,307,725           3,466,371

Amounts contributed to

     unconsolidated affiliate         (9,379,534)                  --                  --

                                     -----------            -----------         -----------

         Total                       $(2,103,102)           $11,307,725         $ 3,466,371

                                     ===========            ===========         ===========





   Included in the above amounts for the years ended December 31, 2000, 1999 and 1998 were $1,897,454, $1,375,262 and $1,502,595, respectively, of capitalized general and administrative expenses and capitalized interest expense directly related to property acquisition, exploration and development.


Capitalized Costs Related to Oil and Gas Producing Activities

   The following table presents total capitalized costs of proved and unproved properties and accumulated depreciation, depletion and amortization related to oil and gas producing operations:





                                                                                         December 31,

                                                                ---------------------------------------------------------

                                                                      2000                 1999               1998

                                                                -----------------    -----------------   ----------------

Proved properties                                               $ 10,951,317          $ 10,659,227          $       --

Unproved properties                                               18,253,731            20,648,923            20,000,425

                                                                ------------          ------------          ------------

                                                                  29,205,048            31,308,150            20,000,425

Accumulated depreciation, depletion and amortization              (4,223,704)           (1,200,186)         $       --

                                                                ------------          ------------          ------------

                                                                $ 24,981,344          $ 30,107,964          $ 20,000,425

                                                                ============          ============          ============




                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
         SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
                OIL AND GAS RESERVES AND RELATED FINANCIAL DATA
                                  (unaudited)



RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES

   The results of operations from oil and gas producing activities are as follows:


                                                                           Year ended
December 31,

                                                                      ----------------------------------

                                                                           2000              1999

                                                                      ---------------   ----------------

 Revenues                                                                $ 5,320,432        $ 1,614,055

 Production costs                                                           (388,637)          (128,859)

 Depreciation, depletion and amortization                                 (3,023,518)        (1,200,186)

 Income tax benefit (expense)                                                      -                  -

                                                                      ---------------   ----------------

 Results of operations from oil and gas producing activities

     (excluding corporate overhead and interest costs)                   $ 1,908,277          $ 285,010

                                                                      ===============   ================




RESERVE QUANTITIES

   Estimates of proved reserves of Cheniere and the related standardized measure of discounted future net cash flow information are based on the reports generated by the Company's independent petroleum engineers in accordance with the rules and regulations of the SEC. The independent engineers' estimates were based upon a review of production histories and other geologic, economic, ownership and engineering data provided by the Company. These estimates represent the Company's interest in the reserves associated with its properties. All of the Company's oil and gas reserves are located within the United States or its territorial waters.

   The Company's estimates of its proved reserves and proved developed reserves of oil and gas as of December 31, 2000 and 1999 and the changes in its proved reserves are as follows:





                                                                         2000                          1999

                                                              ---------------------------   --------------------------

                                                                 Oil            Gas            Oil           Gas

                                                                (Bbls)         (Mcf)          (Bbls)        (Mcf)

                                                              ----------   --------------   ----------  --------------

 Proved reserves:

      Beginning of year - consolidated                           27,816        5,796,000            -               -

      Revisions of prior estimates                               (7,200)        (354,103)           -               -

      Production                                                 (3,703)      (1,459,897)      (2,975)       (633,432)

      Extensions, discoveries and other additions                 2,961          586,000       30,791       6,429,432

                                                              ----------   --------------   ----------  --------------

      End of year - consolidated                                 19,874        4,568,000       27,816       5,796,000

      Proportional Interest in proved reserves of

          unconsolidated affiliate - end of year (1)              2,640        1,674,000            -               -

                                                              ----------   --------------   ----------  --------------

      End of year - total                                        22,514        6,242,000       27,816       5,796,000

                                                              ==========   ==============   ==========  ==============



 Proved developed reserves:

      Beginning of year                                          27,816        5,796,000            -               -

                                                              ==========   ==============   ==========  ==============

      End of year - consolidated                                 16,913        3,982,000       27,816       5,796,000

      Interest in proved developed reserves of

          unconsolidated affiliate - end of year (1)              2,640        1,674,000            -               -

                                                              ----------   --------------   ----------  --------------

      End of year - total                                        19,553        5,656,000       27,816       5,796,000

                                                              ==========   ==============   ==========  ==============




                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
         SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
                OIL AND GAS RESERVES AND RELATED FINANCIAL DATA
                                  (unaudited)


     (1) Represents Cheniere's proportional share, based on its 100% common stock ownership, of the proved reserves and proved developed reserves of Gryphon. Such proportional share of Gryphon reserves will be reduced to 36.8% upon the conversion of Gryphon's preferred shares.

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


STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

   The standardized measure of discounted future net cash flows was calculated by applying year-end prices to estimated future production, less future expenditures (based on year-end costs) to be incurred in developing and producing the Company's proved reserves and the estimated effect of future
income taxes based on the current tax law.   The resulting future net cash flows
were discounted using a rate of 10% per annum.

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

   The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is as follows:


                                                                              2000             1999

                                                                        ----------------- ---------------

 Future gross revenues                                                    $ 48,989,932    $ 13,651,636

 Less - future costs:

      Production                                                            (5,853,817)     (2,050,892)

      Development and dismantlement                                         (2,823,300)     (1,516,500)

                                                                      ----------------- ---------------

 Future net cash flows before income taxes                                  40,312,815      10,084,244

 Less - 10% annual discount for estimated timing of cash flows             (14,632,097)     (2,514,115)

                                                                      ----------------- ---------------

 Present value of future net cash flows before income taxes                 25,680,718       7,570,129

 Less - present value of future income taxes                                (5,062,716)              -

                                                                      ----------------- ---------------

 Standardized measure of discounted future net cash flows                 $ 20,618,002     $ 7,570,129

                                                                      ================= ===============


   The following table summarizes the principal sources of change in the standardized measure of discounted future net cash flows:

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
         SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
                OIL AND GAS RESERVES AND RELATED FINANCIAL DATA
                                  (unaudited)





                                                                             Year Ended December 31,

                                                                         -------------------------------

                                                                               2000            1999

                                                                         ---------------- --------------

 Standardized measure - beginning of period                               $ 7,570,129    $         -

      Sales of oil and gas produced, net of production costs               (4,931,795)    (1,485,196)

      Extensions, discoveries and other additions                           3,537,975      9,055,325

      Revisions to previous quantity estimates, timing and other           (2,349,930)             -

      Net changes in prices and production costs                           20,424,190              -

      Development costs incurred                                              673,136              -

      Net changes in income taxes                                          (5,062,716)             -

      Accretion of discount                                                   757,013              -

                                                                      ---------------- --------------

 Standardized measure - end of period - consolidated                     $ 20,618,002    $ 7,570,129



 Standardized measure - end of period - proportional interest in

      reserves of unconsolidated affiliate (1)                              9,138,920              -

                                                                      ---------------- --------------

 Standardized measure - end of period - total                            $ 29,756,922    $ 7,570,129

                                                                      ================ ==============



 Current prices at year-end, used in standardized measure

      Oil (per barrel)                                                   $      29.72    $     25.47

      Gas (per mcf)                                                             10.71           2.34





(1) Represents Cheniere's proportional share, based on its 100% common stock ownership, of the standardized measure of Gryphon's proved oil and gas reserves. Such proportional share of Gryphon's standardized measure will be reduced to 36.8% upon the conversion of Gryphon's preferred shares.

(2) The Company may receive amounts different than those incorporated into the standardized measure of discounted cash flow for a number of reasons, including changes in prices. Therefore, the present value shown above should not be construed as the current market value of the estimated oil and gas reserves attributable to the Company's properties.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
         SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
                      SUMMARIZED QUARTERLY FINANCIAL DATA
                                  (unaudited)


                                                      First         Second         Third          Fourth

                                                     Quarter        Quarter        Quarter        Quarter          Year

                                                 --------------- -------------- -------------  -------------- --------------

 Year ended December 31, 2000:

      Revenues (1)                                 $ 1,173,605     $1,731,078    $1,198,052      $1,217,697    $ 5,320,432

      Gross profit (2)                                 165,923        546,680       176,474         671,335      1,560,412

      Income (loss) from operations                   (311,086)       353,925       (86,036)       (335,050)      (378,247)

      Net income (loss)                               (302,377)       358,135       (81,131)       (755,607)      (780,980)

      Net loss per share - basic and diluted       $     (0.03)        $ 0.03       $ (0.01)     $    (0.07)   $     (0.07)



 Year ended December 31, 1999:

      Revenues                                     $         -     $        -    $  421,268      $1,192,787    $ 1,614,055

      Gross profit (2)                                 (10,344)       (10,982)      134,147          10,731        123,552

      Loss from operations                            (334,043)      (360,139)     (347,522)       (743,549)    (1,785,253)

      Net loss                                        (329,105)      (354,885)     (333,999)       (735,735)    (1,753,724)

      Net loss per share - basic and diluted       $     (0.07)    $    (0.06)   $    (0.05)     $    (0.09)   $     (0.27)




(1) Revenues for the first three quarters of 2000 have been revised by $230,000, $373,333 and $373,334 to present management fees as a reduction of general and administrative expenses instead of as revenues as reported in the quarterly financial statements. These reclassifications had no effect on net income.
(2) Revenues less operating expenses other than general and administrative.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

     In accordance with paragraph (3) of General Instruction G to form 10-K,
Part III of this Report is omitted because the Company will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2000 a definitive proxy statement pursuant to Regulation 14A involving the election of directors, which proxy statement is incorporated herein by reference (with the exception of certain portions noted therein that are not so incorporated by reference).

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements, Schedules and Exhibits

     (1) Financial Statements - Cheniere Energy, Inc and Subsidiaries

Report of Independent Accountants...................................   28
Consolidated Balance Sheet..........................................   29
Consolidated Statement of Operations................................   30
Consolidated Statement of Stockholders' Equity......................   31
Consolidated Statement of Cash Flows................................   32
Notes to Consolidated Financial Statements..........................   33
Supplemental Information to the Consolidated Financial Statements...   46

     (2)  Financial Statement Schedule

                   All consolidated financial statement schedules have been omitted because they are not required, are not applicable, or the required information has been included elsewhere within this Form 10-K.

                   The financial statements of Gryphon Exploration Company, for which Cheniere uses the equity method of accounting have been filed as part of this report on Form 10-K. (See Item 14 (d).)

     (3)  Exhibits

Exhibit No.  Description
- ----------   -----------

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

   10.2 First Amendment to the Exploration Agreement between FX Energy, Inc. (now known as Cheniere Operating) and Zydeco (Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1 filed on August 27, 1996 (File No. 333-10905))

   10.3 Second Amendment to the Exploration Agreement between FX Energy, Inc. (now known as Cheniere Operating) and Zydeco (Incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1 filed on August 27, 1996 (File No. 333-10905))

   10.4 Third Amendment to the Exploration Agreement between FX Energy, Inc. (now known as Cheniere Operating) and Zydeco (Incorporated by reference to Exhibit 10.4 of the Annual Report on Form 10-K for the year ended August 31, 1996 (File No. 2-63115))

   10.5 Form of Warrant Agreement between Cheniere and each of C.M. Blair, W.M. Foster & Co., Inc. and Redliw Corp. (Incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1 filed on August 27, 1996 (File No. 333-10905))

   10.6 Fourth Amendment to the Exploration Agreement between FX Energy, Inc. (now known as Cheniere Operating) and Zydeco (Incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-1 filed on March 17, 1997 (File No. 333-23421))

   10.7 Fifth Amendment to the Exploration Agreement between FX Energy, Inc. (now known as Cheniere Operating) and Zydeco (Incorporated by reference to Exhibit 10.18 of the Annual Report on Form 10-K for the year ended August 31, 1997 (File No. 0-9092))

   10.8 Sixth Amendment to the Exploration Agreement between FX Energy, Inc. (now known as Cheniere Operating) and Zydeco (Incorporated by reference to Exhibit 10.19 of the Annual Report on Form 10-K for the year ended August 31, 1997 (File No. 0-9092))

   10.9 Seventh Amendment to the Exploration Agreement between FX Energy, Inc. (now known as Cheniere Operating) and Zydeco (Incorporated by reference to Exhibit 10.23 of the Annual Report on Form 10-K for the year ended August 31, 1997 (File No. 0-9092))

   10.10 Cheniere Energy, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.25 of the Quarterly on Form 10-Q for the quarter ended November 31, 1997 (File No. 0-9092))*

   10.11 Eighth Amendment to the Exploration Agreement between FX Energy, Inc. (now known as Cheniere Operating) and Zydeco (Incorporated by reference to Exhibit 10.26 of the Transition Report on Form 10-K for the period from September 1, 1997 to December 31, 1997 (File No. 0-9092))

   10.12 Form of Securities Purchase Agreement dated December 15, 1997 (Incorporated by reference to Exhibit 10.27 of the Transition Report on Form 10-K for the period from September 1, 1997 to December 31, 1997 (File No. 0-9092))

   10.13 Form of First Amendment to Securities Purchase Agreement dated December 15, 1997 (Incorporated by reference to Exhibit 10.28 of the Transition Report on Form 10-K for the period from September 1, 1997 to December 31, 1997 (File No. 0-9092))

   10.14 Securities Purchase Agreement among Cheniere, Arabella S.A., Alba Limited and Scorpion Energy Partners dated December 15, 1997 (Incorporated by reference to Exhibit 10.29 of the Transition Report on Form 10-K for the period from September 1, 1997 to December 31, 1997 (File No. 0-9092))

   10.15 Letter Agreement between Cheniere and Zydeco dated December 31, 1997 (Incorporated by reference to Exhibit 10.30 of the Transition Report on Form 10-K for the period from September 1, 1997 to December 31, 1997 (File No. 0-9092))

   10.16 Services Agreement dated October 1, 1998 between Cheniere and Charif Souki (Incorporated by reference to Exhibit 10.22 of the Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-9092))

   10.17 Form of Second Amendment to Securities Purchase Agreement dated December 15, 1997 (Incorporated by reference to Exhibit 10.23 of the Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-9092))

   10.18 Form of Third Amendment to Securities Purchase Agreement dated December 15, 1997 (Incorporated by reference to Exhibit 10.24 of the Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-9092))

   10.19 Form of Fourth Amendment to Securities Purchase Agreement dated December 15, 1997 (Incorporated by reference to Exhibit 10.25 of the Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-9092))

   10.20 Form of Fifth Amendment to Securities Purchase Agreement dated December 15, 1997 (Incorporated by reference to Exhibit 10.26 of the Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-9092))

   10.21 Exchange Agreement between Cheniere and BSR Investments, Ltd. (Incorporated by reference to Exhibit 10.27 of the Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-9092))

   10.22 Master License Agreement dated June 9, 1999 between Fairfield Industries Incorporated and Cheniere. Certain information in this exhibit has been omitted and filed separately with the Commission. Confidential treatment has been requested with respect to the omitted portions. (Incorporated by reference to Exhibit 10.28 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-9092))

   10.23     Supplement Agreement No. 1 to Master License Agreement dated
             June 9, 1999 between Fairfield Industries Incorporated and Cheniere. Certain information in this exhibit has been omitted and filed separately with the Commission. Confidential treatment has been requested with respect to the omitted portions. (Incorporated by reference to Exhibit 10.29 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-9092))

   10.24 Credit Agreement between Cheniere as Borrower and EnCap Energy Capital Fund III, L.P. as Lender for $3,100,000 dated as of September 1, 1999 (Incorporated by reference to Exhibit 10.30 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 0-9092))

   10.25 Conveyance of Net Profits Overriding Royalty Interest from and by Cheniere Energy, Inc. to and in favor of EnCap Energy Capital Fund III, L.P. dated as of September 1, 1999 (Incorporated by reference to Exhibit 10.31 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 0-9092))

   10.26 First Amendment to Cheniere Energy, Inc. 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10.26 of the Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-9092))

   10.27 Exploration Agreement dated as of March 31, 2000 between Cheniere and Samson Offshore Company. Certain information in this exhibit has been omitted and filed separately with the Commission. Confidential treatment has been requested with respect to the omitted portions. (Incorporated by reference to Exhibit 10.28 of the Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-9092))

   10.28 First Amendment to Credit Agreement between Cheniere and EnCap Energy Capital Fund III, L.P. dated December 31, 1999. (Incorporated by reference to Exhibit 10.29 of the Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-9092))

   10.29 Three Party Agreement dated January 4, 2000 between Cheniere, EnCap Energy Capital Fund III, L.P., and Schlumberger Technology Corporation. (Incorporated by reference to Exhibit 10.30 of the Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-9092))

   10.30 Subordination Agreement dated January 4, 2000 between Cheniere, EnCap Energy Capital Fund III, L.P., and Schlumberger Technology Corporation. (Incorporated by reference to Exhibit 10.31 of the Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-9092))

   10.31 Debt Restructure Agreement dated January 4, 2000 between Cheniere and Schlumberger Technology Corporation. (Incorporated by reference to Exhibit 10.32 of the Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-9092))

   10.32 Second Amendment to Credit Agreement between Cheniere and EnCap Energy Capital Fund III, L.P. dated February 29, 2000. (Incorporated by reference to Exhibit 10.33 of the Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-9092))

   10.33 Form of Sixth Amendment to Securities Purchase Agreement dated December 15, 1997. (Incorporated by reference to Exhibit 10.34 of the Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-9092))

   10.34 Form of Seventh Amendment to Securities Purchase Agreement dated December 15, 1997. (Incorporated by reference to Exhibit 10.35 of the Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-9092))

   10.35 Form of Eighth Amendment to Securities Purchase Agreement dated December 15, 1997. (Incorporated by reference to Exhibit 10.36 of the Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-9092))

   10.36 Form of Ninth Amendment to Securities Purchase Agreement dated December 15, 1997. (Incorporated by reference to Exhibit 10.37 of the Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-9092))

   10.37 Form of Tenth Amendment to Securities Purchase Agreement dated December 15, 1997. (Incorporated by reference to Exhibit 10.38 of the Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-9092))

   10.38 Seismic Data Purchase Agreement dated June 21, 2000 between Seitel Data and Cheniere. (Incorporated by reference to Exhibit 10.39 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-9092))

   10.39 Contribution and Subscription Agreement dated October 11, 2000, by and among the Company, Gryphon Exploration Company and the other investors listed therein. (Incorporated by reference to Exhibit
             10.1 of the Company's Current Report on Form 8-K dated October 11,
             2000)

   10.40 Stockholders Agreement dated October 11, 2000. (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated October 11, 2000).

   10.41 Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Gryphon Exploration Company. (Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated October 11, 2000)

   21.1      Subsidiaries of Cheniere Energy, Inc. (Incorporated by reference to
             Exhibit 21.1 of the Annual Report on Form 10-K filed on October 14, 1997 (File No. 0-9092)) 23.1 Con sent of PricewaterhouseCoopers LLP

   23.1      Consent of PricewaterhouseCoopers LLP

(b) Reports On Form 8-K

        . The Company filed a Current Report on Form 8-K dated October 11, 2000 to report (i) the closing of a $25,000,000 agreement with Warburg, Pincus Equity Partners, L.P., a global private equity fund based in New York, to fund its exploration program on the Louisiana Data Set through a newly formed affiliate Company, Gryphon Exploration Company; (ii) the election of Charles M. Reimer as President and Chief Executive Officer of the Company; and (iii) the approval of the stockholders of the four-for-one reverse stock split at a special meeting of the stockholders.

        . The Company filed a Current Report on Form 8-K dated December 15, 2000 to report that the Nasdaq Listing Qualifications Panel had notified the Company that its common stock had been delisted from the Nasdaq SmallCap Market effective December 14, 2000, and that its common stock would trade on the OTC Bulletin Board effective December 14, 2000.

(c) Not applicable.

(d) Gryphon Exploration Company Financial Statements, for which Cheniere uses the equity method of accounting, are filed as a part of this report on page 57.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CHENIERE ENERGY, INC.

                                    By: /s/ CHARLES M. REIMER
                                       ----------------------
                                    Charles M. Reimer
                                    President and Chief Executive Officer
                                    Date:  April 2, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                                     Title                                Date
- ---------                                                     -----                                -----
/s/ CHARIF SOUKI                            Chairman of the Board                        March 30, 2001
- -----------------------------------------   Director
Charif Souki

/s/ CHARLES M. REIMER                       President and Chief Executive Officer        March 30, 2001
- -----------------------------------------   Director (Principal Executive Officer)
Charles M. Reimer

/s/ WALTER L. WILLIAMS                      Vice Chairman                                March 30, 2001
- -----------------------------------------   Director
Walter L. Williams

/s/ DON A. TURKLESON                        Vice President and Chief Financial           March 30, 2001
- -----------------------------------------   Officer, Secretary and Treasurer
Don A. Turkleson                            (Principal Financial and Accounting
                                            Officer)

/s/ KEITH CARNEY                            Executive Vice President-Corporate           March 30, 2001
- -----------------------------------------   Development
Keith Carney

/s/ JONATHAN S. GROSS                       Vice President-Exploration                   March 30, 2001
- -----------------------------------------
Jonathan S. Gross

/s/ EMANUEL BATLER                          Director                                     March 30, 2001
- -----------------------------------------
Emanuel Batler

/s/ NUNO BRANDOLINI                         Director                                     March 30, 2001
- -----------------------------------------
Nuno Brandolini

/s/ JOHN K. HOWIE                           Director                                     March 30, 2001
- -----------------------------------------
John K. Howie

                         INDEX TO FINANCIAL STATEMENTS



GRYPHON EXPLORATION COMPANY
       Report of Independent Accountants..................   58
       Balance Sheet......................................   59
       Statement of Operations............................   60
       Statement of Stockholders' Equity..................   61
       Statement of Cash Flows............................   62
       Notes to Financial Statements......................   63
       Supplemental Information to Financial Statements...   69

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Gryphon Exploration Company

In our opinion, the accompanying balance sheet and the related statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Gryphon Exploration Company at December 31, 2000, and the results of its operations and its cash flows for the period from inception (October 11, 2000 through December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.



PRICEWATERHOUSECOOPERS LLP


Houston, Texas
March 30, 2001

                          GRYPHON EXPLORATION COMPANY
                                 BALANCE SHEET

                                                                                             December 31,
                                          ASSETS                                                 2000
                                                                                           -----------------
CURRENT ASSETS
   Cash and Short-Term Investments                                                              $13,951,602
   Restricted Cash Deposits                                                                       7,172,149
   Receivables from Joint Interest Owners                                                         1,695,000
   Prepaid Expenses                                                                               1,223,141
                                                                                           ----------------
     Total Current Assets                                                                        24,041,892

OIL AND GAS PROPERTIES, full cost method
   Proved Properties, net                                                                         2,727,143
   Unproved Properties, not subject to amortization                                              15,469,010
                                                                                           ----------------
     Total Oil and Gas Properties                                                                18,196,153

NONCURRENT RESTRICTED CASH DEPOSITS                                                               2,607,648

FIXED ASSETS, net                                                                                   651,453
                                                                                           ----------------
     Total Assets                                                                               $45,497,146
                                                                                           ================

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable
   Trade Accounts                                                                               $ 3,397,326
   Advances from Joint Interest Owners                                                            7,172,149
   Other                                                                                            555,063
                                                                                           ----------------
     Total Current Liabilities                                                                   11,124,538
                                                                                           ----------------

DEFERRED TAX LIABILITY                                                                            1,183,789
                                                                                           ----------------
COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY
   Common Stock, $.01 par value
      Authorized: 4,000,000 shares; Issued and Outstanding: 145,600 shares                            1,456
   Preferred Stock, $.01 par value
      Authorized: 100,000 shares; Issued and Outstanding: 25,000 shares                                 250
   Additional Paid-in-Capital                                                                    33,168,110
   Retained Earnings                                                                                 19,003
                                                                                           ----------------
     Total Stockholders' Equity                                                                  33,188,819
                                                                                           ----------------
     Total Liabilities and Stockholders' Equity                                                 $45,497,146
                                                                                           ================

   The accompanying notes are an integral part of the financial statements.

                           GRYPHON EXPLORATION COMPANY
                             STATEMENT OF OPERATIONS

                                                                                       Inception
                                                                                  (October 11, 2000)
                                                                                        Through
                                                                                   December 31, 2000
                                                                                  -------------------
Revenues                                                                              $      --
                                                                                      ---------
Operating Costs and Expenses
     Depreciation, Depletion and Amortization                                           112,503
     General and Administrative Expenses                                                119,165
                                                                                      ---------
          Total Operating Costs and Expenses                                            231,668
                                                                                      ---------

Loss from Operations Before Interest Income and Income Taxes                           (231,668)

Interest Income                                                                         260,460
                                                                                      ---------

Income From Operations Before Income Taxes                                               28,792

Provision for Income Taxes                                                               (9,789)
                                                                                      ---------

Net Income                                                                            $  19,003
                                                                                      =========

   The accompanying notes are an integral part of the financial statements.

                          GRYPHON EXPLORATION COMPANY
                       STATEMENT OF STOCKHOLDERS' EQUITY


                                       Common Stock          Preferred Stock       Additional                          Total
                                 ------------------------ -----------------------    Paid-In         Retained      Stockholders'
                                   Shares       Amount      Shares      Amount       Capital         Earnings         Equity
                                 ------------ ----------- ------------ ----------  --------------- ------------- ------------------
Balance - Date of Inception
     (October 11, 2000)                    -      $    -            -      $   -      $         -       $     -        $         -
Issuance of Common Stock             145,600       1,456                                9,064,463             -          9,065,919
Issuance of Preferred Stock                                    25,000        250       24,999,750                       25,000,000
Expenses Related to Issuance               -           -            -          -         (896,103)            -           (896,103)
Net Income                                 -           -            -          -                -        19,003             19,003
                                 ------------ ----------- ------------ ----------  --------------- ------------- -----------------
Balance - December 31, 2000          145,600      $1,456       25,000      $ 250      $33,168,110       $19,003        $33,188,819
                                 ============ =========== ============ ==========  =============== ============= =================

   The accompanying notes are an integral part of the financial statements.

                          GRYPHON EXPLORATION COMPANY
                            STATEMENT OF CASH FLOWS

                                                                                             Inception
                                                                                         (October 11, 2000)
                                                                                               Through
                                                                                          December 31, 2000
                                                                                       ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                                            $     19,003
    Adjustments to Reconcile Net Income to
       Net Cash Provided by (Used in) Operating Activities:
            Depreciation, Depletion and Amortization                                           112,503
            Non-Cash Expense                                                                    15,163
            Deferred Income Taxes                                                                9,789
                                                                                          ------------
                                                                                               156,458
   Changes in Operating Assets and Liabilities
            Restricted Cash Deposits                                                        (7,172,149)
            Accounts Receivable                                                             (1,695,000)
            Prepaid Expenses                                                                  (181,022)
            Accounts Payable                                                                10,962,454
                                                                                          ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                    2,070,741
                                                                                          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of Fixed Assets                                                                  (69,645)
    Oil and Gas Property Additions                                                          (9,545,743)
    Noncurrent Restricted Cash Deposits                                                     (2,607,648)
                                                                                          ------------
NET CASH USED IN INVESTING ACTIVITIES                                                      (12,223,036)
                                                                                          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of Preferred Stock                                                                 25,000,000
    Offering Costs                                                                            (896,103)
                                                                                          ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   24,103,897
                                                                                          ------------

NET INCREASE IN CASH                                                                        13,951,602

CASH - BEGINNING OF PERIOD                                                                        --
                                                                                          ------------

CASH - END OF PERIOD                                                                      $ 13,951,602
                                                                                          ============

   The accompanying notes are an integral part of the financial statements.

                          GRYPHON EXPLORATION COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2000



NOTE 1-ORGANIZATION AND NATURE OF OPERATIONS

     Gryphon Exploration Company, a Delaware corporation, ("Gryphon" or the "Company") is a non-public, Houston-based company formed for the purpose of oil and gas exploration, development and exploitation. The Company is currently engaged in the exploration for oil and natural gas along the Gulf Coast of Louisiana, in the shallow waters of the Gulf of Mexico. The Company began its oil and gas activities in October 2000.

   On October 11, 2000, Gryphon completed a transaction with Warburg, Pincus Equity Partners, L.P., ("Warburg") a global private equity fund based in New York, and Cheniere Energy, Inc. ("Cheniere") to fund an exploration program on approximately 8,800 square miles of seismic data in the Gulf of Mexico (the "Louisiana Data Set"). Cheniere contributed selected net assets in exchange for 100% of the common stock of Gryphon (36.8% after conversion of Gryphon's preferred stock). Such assets include: the Louisiana Data Set, certain offshore leases, a prospect then being drilled, an exploration agreement with an industry partner (described in Note 5) and certain other assets and liabilities. The net assets received from Cheniere were recorded at their estimated fair value at the date of the transaction. Warburg contributed $25,000,000 and received Gryphon preferred stock, with an 8% cumulative dividend, convertible into 63.2% of Gryphon's common stock. Cheniere and Warburg also agreed, under certain circumstances, to contribute an additional $75,000,000 to Gryphon, proportionate to their respective ownership interests.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The financial statements include the accounts of Gryphon Exploration
Company.

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

     The costs of the Company's oil and gas properties, including the estimated future costs to develop proved reserves, are depreciated (upon commencement of production) using a composite units-of-production rate based on estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Net capitalized costs are limited to a capitalization ceiling, calculated on a quarterly basis as the aggregate of the present value, discounted at 10%, of estimated future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties, less related income tax effects.

     The Company's allocation of 3D seismic exploration costs to proved properties involves an estimate of the total reserves to be discovered in the project. It is reasonably possible, based on the results obtained from future drilling, that revisions to this estimate could occur within the next twelve months, which could affect the Company's capitalization ceiling.

     Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

Revenue Recognition

     Revenues from the sale of oil and gas produced are recognized upon passage of title, net of royalty interests. When sales volumes differ from the Company's entitled share, an overproduced or underproduced imbalance occurs. To the extent the overproduced imbalance exceeds the Company's share of the remaining

                          GRYPHON EXPLORATION COMPANY
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
                               DECEMBER 31, 2000



estimated proved natural gas reserves for a given property, the Company records a liability. At December 31, 2000 the Company had no gas imbalances.

Fixed Assets

     Fixed assets are recorded at cost. Repairs and maintenance costs are charged to operations as incurred. Depreciation is computed using the straight-line method calculated to amortize the cost of assets over their estimated remaining useful lives, which are estimated as 9-17 months for software and computer equipment, 18 months for office furnishings and 3 years for leasehold improvements. Upon retirement or other disposition of property and equipment, the cost and related depreciation is removed from the accounts and the resulting gains or losses are recorded.

Offering Costs

     Offering costs consist primarily of placement fees, professional fees and printing costs. These costs are charged against the related proceeds from the sale of equity securities in the periods in which they occur.

Income Taxes

     Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the current period's provision for income taxes.

Stock-Based Compensation

     SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation issued to employees using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company grants options at or above the market price of its common stock at the date of each grant.

Cash Equivalents

     The Company classifies all investments with original maturities of three months or less as cash equivalents.

Restricted Cash Deposits

     Restricted cash deposits represent deposits reserved for the funding of contractual drilling costs on behalf of the Company and its working interest partners.

Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments.

Commodity Price Risk

     The Company produces and sells natural gas, crude oil and condensate. As a result, the Company's financial results can be significantly affected as these commodity prices fluctuate widely in response to changing market forces. The Company has not entered into any hedging or derivative transactions.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires that the Company make estimates and assumptions that affect the amounts reported in the financial

                          GRYPHON EXPLORATION COMPANY
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
                               DECEMBER 31, 2000


statements and the accompanying notes. Actual results could differ from those estimates. Management believes its estimates are reasonable.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB extended the adoption date of SFAS 133 until January 1, 2001, through the issuance of SFAS No. 137, "Deferral of the Effective Date of SFAS 133." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which also amended SFAS 133. SFAS 133, as amended requires that companies recognize all derivative instruments as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income depending on their designation, their intended use, or their ability to qualify as hedges. The Company adopted SFAS 133 in the first quarter of 2001; such adoption did not have a material impact on its financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 was implemented in 2000 and did not have a material effect on the Company's financial statements.

NOTE 3-FIXED ASSETS

     Fixed assets consist of the following:


                                             December 31,
                                                2000
                                           ----------------

Furniture and Fixtures                           $  71,024
Computers and Office Equipment                     597,217
Other                                               95,715
                                           ---------------
                                                   763,956
Less Accumulated Depreciation                     (112,503)
                                           ---------------
Fixed Assets, Net                                $ 651,453
                                           ===============


NOTE 4-OIL AND GAS PROPERTIES

     Investments in oil and gas properties were as follows at December 31, 2000:


                                               December 31,
                                                  2000
                                            -----------------
Oil and gas properties:
        Proved                                   $  2,727,143
        Unproved                                   15,469,010
                                            -----------------
                                                   18,196,153
Less accumulated depreciation,
        depletion and amortization                          -
                                            -----------------
                                                 $ 18,196,153
                                            =================

     There was no production from the Company's proved reserves as of December 31, 2000. The Company capitalized as oil and gas property costs $98,032 of general administrative expenses directly related to its exploration

                          GRYPHON EXPLORATION COMPANY
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
                               DECEMBER 31, 2000

and development activities in 2000. Noncurrent restricted cash deposits represent amounts advanced by the Company into escrow or deposit accounts related to its portion of drilling costs under contractual arrangements.

     The Company has made a substantial investment in acquiring, processing and reprocessing its 3D seismic database covering an 8,800-square-mile project area in the Gulf of Mexico. The costs of this project become subject to amortization on a ratable basis as the oil and gas reserves expected to be recovered from the project are discovered. The Company commenced drilling exploratory wells in December 2000 related to its unproved properties and anticipates completing drilling activities sufficient to fully evaluate the properties within three to five years. Interpretation of this data is ongoing.

NOTE 5-EXPLORATION AGREEMENT

     The Company is party to an exploration agreement with an industry partner. This exploration agreement was contributed by Cheniere (Note 1). Under the terms of the agreement, Gryphon's exploration partner acquired an option to participate at a 50% working interest level in any drilling prospect generated by Gryphon through August 2001 within a defined area of mutual interest in the Gulf of Mexico. Gryphon receives a management fee of $230,000 per month from its partner, representing partial reimbursement of general and administrative expenses over the term of the agreement (through August 31, 2001). In addition, Gryphon's partner pays a disproportionate share of the cost of leasing and of the initial test well on each prospect. Gryphon is the operator of the drilling program. The management fee payments were credited as a recovery of general and administrative expenses. Management fees received by Gryphon in 2000 totaled $615,807.

NOTE 6-INCOME TAXES

     From its inception through December 31, 2000, the Company has recorded a loss for federal income tax reporting purposes and deferred income taxes of $9,789. At December 31, 2000, the Company had net operating loss (NOL) carryforwards for tax reporting purposes of approximately $2,032,000.

     Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The Company recorded a deferred tax liability of approximately $1,174,000 to account for the difference between the tax basis of assets contributed by Cheniere and the estimated fair value of those assets at the date of inception. Significant components of the Company's deferred tax assets and liabilities at December 31, 2000 and are as follows:


                                                               December 31,
Deferred Tax Asset (Liability)                                     2000
- ----------------------------------                           ----------------
NOL                                                            $   751,671
Oil and gas properties and fixed assets                         (1,935,460)
                                                               -----------
Net deferred tax liability                                     $(1,183,789)
                                                               ===========

     Net operating loss carryforwards expire in 2020.

NOTE 7-PREFERRED STOCK

     At December 31, 2000, the Company had 25,000 shares of its 8% convertible preferred stock issued and outstanding. The preferred stock is convertible at the option of the holder at a rate of $100 per share of common stock upon the occurrence of certain qualifying events. The preferred stock has voting rights as if converted. Each share has a liquidation preference of $1,000. Dividends accrue at a rate of 8% per annum, become payable quarterly as declared, and are cumulative and payable in the event of liquidation of the Company. At December 31, 2000, there were $445,652 in undeclared dividends in arrears.

                          GRYPHON EXPLORATION COMPANY
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
                               DECEMBER 31, 2000

NOTE 8-STOCK-BASED COMPENSATION

     In 2000, the Company established the Gryphon Exploration Company 2000 Stock Option Plan (the "Option Plan"). The Option Plan allows for the issuance of options to purchase up to 64,400 shares of Gryphon common stock at an exercise price of $100.00 per share during 2000 and 2001. The Company has reserved 64,400 shares of common stock for issuance upon the exercise of options which have been granted or which may be granted. The term of options granted under the Option Plan is generally ten years. Vesting occurs over a three-year period, one third on each anniversary of the grant date. Grants made by the Company during 2000 are summarized in the following table:


                                                              December 31,
                                                                 2000
                                                              ------------
Outstanding at beginning of period                                     -
Options granted at an exercise price of $100.00 per share         39,750
Options canceled                                                    (350)
                                                                --------
Outstanding at end of period                                      39,400
                                                                ========
Exercisable at end of period                                           -
                                                                ========
Weighted average exercise price of options outstanding          $ 100.00
                                                                ========
Weighted average exercise price of options exercisable               N/A
                                                                ========
Weighted average fair value of options granted during the
 period                                                         $   0.24
                                                                ========
Weighted average remaining contractual life of options
 outstanding                                                   9.8 years


     The following table summarizes information about fixed options outstanding at December 31, 2000.

                                             Weighted Average
    Exercise             Number                 Remaining
     Price             Outstanding       Contractual Life (Years)
- -----------------     --------------     -------------------------
    $100.00                   39,400             9.8
                      --------------
                              39,400
                      ==============

     The fair value of options is calculated using the Black-Scholes option pricing model. Assumptions used for the period from inception (October 11, 2000) through December 31, 2000, were: no dividend yield, no volatility, risk-free interest rate of 5.6%, and expected life of the options of 5.0 years. The pro forma effect on the Company's net income had it adopted the optional recognition provisions of SFAS No. 123 for 2000 would be to decrease the reported net income by $580.

NOTE 9-RELATED PARTY TRANSACTIONS

     Under the terms of the Contribution and Subscription Agreement dated October 11, 2000 by and among the Company, Cheniere and the other investors listed therein, Gryphon provided office space to Cheniere at no cost from the closing date of October 11, 2000 until Cheniere relocated in December 2000, and Cheniere is providing accounting and cash management services to Gryphon without charge for six months following the closing date.

     Cheniere served as contract operator throughout 2000 for the well contributed to Gryphon on which drilling was underway at the date of Gryphon's inception. Cheniere received industry standard overhead reimbursements from all working interest owners, including Gryphon, in accordance with the terms of the joint interest operating agreement.

                          GRYPHON EXPLORATION COMPANY
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
                               DECEMBER 31, 2000

NOTE 10-COMMITMENTS AND CONTINGENCIES

     The Company has entered into an office lease agreement with a non-cancelable term which runs through January 2003. Future minimum lease payments are $236,259, $236,259 and $19,688 for the years ended December 31, 2001, 2002 and 2003, respectively. Total rental expense for office space for the period from inception (October 11, 2000) through December 31, 2000 was $56,519.

     At the time of its inception, Gryphon acquired a master license agreement covering the license of approximately 8,800 square miles of 3-D seismic data in the Gulf of Mexico. In connection with the license agreement, the Company has made a commitment to reprocess certain of the seismic data and to pay a fee for such reprocessing as the reprocessed data are delivered. At December 31, 2000, the Company had contingent commitments of approximately $800,000 related to future deliveries of reprocessed data.


NOTE 11-SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS

     At the time of its inception, the Company received a contribution of net assets which were recorded at their estimated fair value and which are summarized as follows:

                                                         Inception
                                                    (October 11, 2000)
                                                   ---------------------
 Prepaid expenses                                           $ 1,042,119
 Unproved oil and properties                                  9,379,534
 Fixed assets                                                   694,310
 Accounts payable                                            (2,050,044)
                                                            -----------
 Net assets contributed at inception                        $ 9,065,919
                                                            ===========

     Additionally, the Company recorded a deferred tax liability of approximately $1,174,000 to account for the difference between the tax basis of assets contributed by Cheniere and the estimated fair value of those assets at the date of inception.

                          GRYPHON EXPLORATION COMPANY
                SUPPLEMENTAL INFORMATION TO FINANCIAL STATEMENTS
                OIL AND GAS RESERVES AND RELATED FINANCIAL DATA
                                  (unaudited)

COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

     Presented below are costs incurred in oil and gas property acquisition, exploration and development activities:

                                              December 31,
                                                  2000
                                            -----------------
 Acquisition of properties:
      Proved properties                        $         -
      Unproved properties                        7,875,590
 Exploration costs                               2,018,442
 Development costs                                 728,866
                                               -----------
                                                10,622,898
 Assets contributed at inception                 7,573,255
                                               -----------
          Total                                $18,196,153
                                               ===========

     The above amounts include $98,032 of capitalized general and administrative expenses directly related to property acquisition, exploration and development.

CAPITALIZED COSTS RELATED TO OIL AND GAS PRODUCING ACTIVITIES

     The following table presents total capitalized costs of proved and unproved properties and accumulated depreciation, depletion and amortization related to oil and gas producing operations:

                                                           December 31,
                                                               2000
                                                        -----------------
 Proved properties                                          $ 2,727,143
 Unproved properties                                         15,469,010
                                                            -----------
                                                             18,196,153
 Accumulated depreciation, depletion and amortization                 -
                                                            -----------
                                                            $18,196,153
                                                            ===========

     The Company commenced drilling exploratory wells in December 2000 related to its unproved properties and anticipates completing drilling activities sufficient to fully evaluate the properties within three to five years. Interpretation of this data is ongoing.

RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES

     Oil and gas producing activities had not yet commenced as of December 31, 2000.

RESERVE QUANTITIES

     Estimates of proved reserves of the Company and the related standardized measure of discounted future net cash flow information are based on the reports generated by independent petroleum engineers in accordance with the rules and regulations of the SEC. The independent engineers' estimates were based upon a review of production histories and other geologic, economic, ownership and engineering data provided by the Company. These estimates represent the Company's interest in the reserves associated with its properties. All of the Company's oil and gas reserves are located within the United States and its territorial waters.

                          GRYPHON EXPLORATION COMPANY
                SUPPLEMENTAL INFORMATION TO FINANCIAL STATEMENTS
                OIL AND GAS RESERVES AND RELATED FINANCIAL DATA
                                  (unaudited)

     The Company's estimates of its proved reserves and proved developed reserves of oil and gas as of December 31, 2000 and the changes in its proved reserves are as follows:


                                                             2000
                                                  -----------------------------
                                                      Oil             Gas
                                                    (Bbls)           (Mcf)
                                                  ------------   --------------
 Proved reserves:
      Beginning of year                                    -                -
      Extensions, discoveries and other additions      2,640        1,674,000
                                                       -----        ---------
      End of year                                      2,640        1,674,000
                                                       =====        =========
 Proved developed reserves:
      Beginning of year                                    -                -
      End of year                                      2,640        1,674,000
                                                       =====        =========

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

     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is as follows:

                          GRYPHON EXPLORATION COMPANY
                SUPPLEMENTAL INFORMATION TO FINANCIAL STATEMENTS
                OIL AND GAS RESERVES AND RELATED FINANCIAL DATA
                                  (unaudited)

                                                             December 31,
                                                                 2000
                                                            -----------------
 Future gross revenues                                        $ 17,645,344
                                                              ============
 Less - future costs:
      Production                                                  (900,581)
      Development and dismantlement                             (1,205,810)
                                                              ------------
 Future net cash flows before income taxes                      15,538,953
 Less - 10% annual discount for estimated timing of cash flows  (2,471,729)
                                                              ------------
 Present value of future net cash flows before income taxes     13,067,224
 Less - present value of future income taxes                    (3,928,304)
                                                              ------------
 Standardized measure of discounted future net cash flows     $  9,138,920
                                                              ============

     The following table summarizes the principal sources of change in the standardized measure of discounted future net cash flows:

                                                               December 31,
                                                                   2000
                                                             ---------------
 Standardized measure - beginning of period                     $        -
      Extensions, discoveries and other additions                9,138,920
                                                                ----------
 Standardized measure - end of period                           $9,138,920
                                                                ==========

     The standardized measure amounts are based on year-end prices of $29.72 per barrel of oil and $10.60 per mcf of gas. The Company had not commenced production of oil and gas as of December 31, 2000. The Company may receive amounts different than those incorporated into the standardized measure of discounted cash flow for a number of reasons, including changes in prices. Therefore, the present value shown above should not be construed as the current market value of the estimated oil and gas reserves attributable to the Company's properties.