Form 10-Q
period 2001-03-31
CHENIERE ENERGY INC
filed 2001-05-15
CIK 3570

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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

                                   95-4352386
                         (I. R. S. Identification No.)

                          333 CLAY STREET, SUITE 3400
                                 HOUSTON, TEXAS
                    (Address of principal place of business)

                                   77002-4102
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

As of May 15, 2001, there were 12,797,393 shares of Cheniere Energy, Inc. Common Stock, $.003 par value, issued and outstanding.

                             CHENIERE ENERGY, INC.
                               INDEX TO FORM 10-Q



                                                                          Page
                                                                          ----

PART I.  FINANCIAL INFORMATION

         Item 1. Consolidated Financial Statements

                 Consolidated Balance Sheet...............................   3

                 Consolidated Statement of Operations.....................   4

                 Consolidated Statement of Stockholders' Equity...........   5

                 Consolidated Statement of Cash Flows.....................   6

                 Notes to Consolidated Financial Statements...............   7

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations......................   9

         Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk..............................................  11

PART II. OTHER INFORMATION

         Item 2. Changes in Securities and Use of Proceeds................  12

         Item 5. Other Information........................................  12

         Item 6. Exhibits and Reports on Form 8-K.........................  13

SIGNATURES................................................................  13

                   CHENIERE ENERGY, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET


                                                                                  March 31,               December 31,
                          ASSETS                                                    2001                      2000
                                                                             -------------------       -------------------
                                                                                 (Unaudited)
CURRENT ASSETS
   Cash                                                                              $   652,516               $ 1,888,562
   Accounts Receivable                                                                   694,194                   851,706
   Prepaid Expenses                                                                      426,601                    98,532
                                                                                     -----------               -----------
     Total Current Assets                                                              1,773,311                 2,838,800

OIL AND GAS PROPERTIES, full cost method
   Proved Properties, net                                                              6,700,435                 6,727,613
   Unproved Properties, not subject to amortization                                   20,861,252                18,253,731
                                                                                     -----------               -----------
     Total Oil and Gas Properties                                                     27,561,687                24,981,344

FIXED ASSETS, net                                                                        495,878                   206,204

INVESTMENT IN UNCONSOLIDATED AFFILIATE                                                 6,220,729                 6,639,270
                                                                                     -----------               -----------

     Total Assets                                                                    $36,051,605               $34,665,618
                                                                                     ===========               ===========


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable                                                                  $ 3,087,132               $ 1,472,293
   Accrued Liabilities                                                                   320,787                   132,117
                                                                                     -----------               -----------
     Total Current Liabilities                                                         3,407,919                 1,604,410

STOCKHOLDERS' EQUITY
   Common Stock, $.003 par value
      Authorized: 120,000,000 shares
      Issued and Outstanding: 12,797,393 shares at March 31, 2001
      and 12,547,393 shares at December 31, 2000                                          38,392                    37,642
   Preferred Stock, $.0001 par value
      Authorized: 5,000,000 shares
      Issued and Outstanding: none                                                             -                         -
   Additional Paid-in-Capital                                                         39,875,368                39,382,789
   Accumulated Deficit                                                                (7,270,074)               (6,359,223)
                                                                                     -----------               -----------

     Total Stockholders' Equity                                                       32,643,686                33,061,208
                                                                                     -----------               -----------

     Total Liabilities and Stockholders' Equity                                      $36,051,605               $34,665,618
                                                                                     ===========               ===========

  The accompanying notes are an integral part of these financial statements.

                  CHENIERE ENERGY, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF OPERATIONS
                                (Unaudited)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                        -----------------------------------------
                                                                             2001                       2000
                                                                        ------------------         --------------
Revenues
     Oil and Gas Sales                                                     $   971,656                $ 1,173,605
                                                                           -----------                -----------
          Total Revenues                                                       971,656                  1,173,605
                                                                           -----------                -----------

Operating Costs and Expenses
     Production Costs                                                          120,510                     81,725
     Depreciation, Depletion and Amortization                                  327,898                    925,957
     General and Administrative Expenses                                     1,025,622                    477,009
                                                                           -----------                -----------
          Total Operating Costs and Expenses                                 1,474,030                  1,484,691
                                                                           -----------                -----------

Loss from Operations Before Interest and Income Taxes
     and Equity in Net Loss of Unconsolidated Affiliate                       (502,374)                  (311,086)

Interest Income                                                                 10,064                      8,709
Provision for Income Taxes                                                           -                          -
Equity in Net Loss of Unconsolidated Affiliate                                (418,541)                         -
                                                                           -----------                -----------

Net Loss                                                                   $  (910,851)               $  (302,377)
                                                                           ===========                ===========

Net Loss Per Share - Basic and Diluted                                          $(0.07)                    $(0.03)
                                                                           ===========                ===========

Weighted Average Number of Shares Outstanding - Basic and Diluted           12,645,393                 10,217,419
                                                                           ===========                ===========


  The accompanying notes are an integral part of these financial statements.

            CHENIERE ENERGY, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


(Unaudited)



                                                Common Stock                Additional                              Total
                                            ---------------------------       Paid-In          Accumulated      Stockholders'
                                              Shares           Amount         Capital            Deficit           Equity
                                            -----------      ----------    -----------        ------------      --------------
Balance - December 31, 1999                 10,053,118       $30,159       $33,293,822        $(5,578,243)        $27,745,738
Issuances of Stock                             624,042         1,872         2,104,628                  -           2,106,500
Expenses Related to Offerings                        -             -           (99,545)                 -             (99,545)
Net Loss                                             -             -                 -           (302,377)           (302,377)
                                            ----------       --------      -----------        -----------         -----------
Balance - March 31, 2000                    10,677,160       $32,031       $35,298,905        $(5,880,620)        $29,450,316
                                            ==========       =======       ===========        ===========         ===========

Balance - December 31, 2000                 12,547,393       $37,642       $39,382,789        $(6,359,223)        $33,061,208
Issuances of Stock                             250,000           750           499,250                  -             500,000
Expenses Related to Offerings                        -             -            (6,671)                 -              (6,671)
Net Loss                                             -             -                 -           (910,851)           (910,851)
                                            ----------       --------      -----------        -----------         -----------
Balance - March 31, 2001                    12,797,393       $38,392       $39,875,368        $(7,270,074)        $32,643,686
                                            ==========       =======       ===========        ===========         ===========

  The accompanying notes are an integral part of these financial statements.

                CHENIERE ENERGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                ------------------------------------------
                                                                                    2001                         2000
                                                                                -------------               --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                      $  (910,851)                 $  (302,377)
    Adjustments to Reconcile Net Loss to
       Net Cash Provided by (Used in) Operating Activities:
            Depreciation, Depletion and Amortization                                  327,898                      925,957
            Non-Cash Expense (Issuance of Warrants)                                         -                      100,000
            Equity in Net Loss of Unconsolidated Affiliate                            418,541                            -
                                                                                  -----------                  -----------
                                                                                     (164,412)                     723,580
   Changes in Operating Assets and Liabilities
            Accounts Receivable                                                       157,512                     (584,683)
            Prepaid Expenses                                                         (328,069)                     (72,010)
            Accounts Payable and Accrued Liabilities                                1,803,509                      992,250
                                                                                  -----------                 ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           1,468,540                    1,059,137
                                                                                  -----------                 ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of Fixed Assets                                                        (336,919)                     (38,578)
    Oil and Gas Property Additions                                                 (2,860,996)                  (1,730,233)
                                                                                  -----------                 ------------
NET CASH USED IN INVESTING ACTIVITIES                                              (3,197,915)                  (1,768,811)
                                                                                  -----------                 ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of Notes Payable or Advances                                                  -                   (1,819,754)
    Sale of Common Stock                                                              500,000                    2,056,500
    Offering Costs                                                                     (6,671)                     (99,545)
    Debt Issuance Costs                                                                     -                       23,230
                                                                                  -----------                 ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                             493,329                      160,431
                                                                                  -----------                 ------------

NET DECREASE IN CASH                                                               (1,236,046)                    (549,243)

CASH - BEGINNING OF PERIOD                                                          1,888,562                    1,175,950
                                                                                  -----------                 ------------

CASH - END OF PERIOD                                                              $   652,516                  $   626,707
                                                                                  ===========                 ============



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

     For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Interim results are not necessarily indicative of results to be expected for the full fiscal year ended December 31, 2001.


NOTE 2 - COMMON STOCK AND WARRANTS

     In February 2001, the Company issued to one investor 250,000 units at a price of $2.00 per unit, each unit representing one share of common stock and one-sixth warrant to purchase a share of common stock. Warrants issued in connection with this sale of units are exercisable at a price of $3.00 per share on or before December 31, 2003. This issuance was made in reliance on the exemption from registration provided by Section 506 of Regulation D. Net proceeds were $493,329.


NOTE 3 - INVESTMENT IN UNCONSOLIDATED AFFILIATE

     Cheniere accounts for its investment in Gryphon Exploration Company ("Gryphon") using the equity method of accounting. Cheniere does not participate in the day-to-day management of Gryphon, does not exercise control over Gryphon and cannot effect a change in the management of Gryphon.
Cheniere's equity share of Gryphon's earnings (losses) for the three months ended March 31, 2001 was $418,541, calculated by applying Cheniere's 100% common stock ownership interest to Gryphon's net income of $90,250 and reducing such result for Gryphon's preferred dividends earned but undeclared for the quarter ($508,791). At such time as Gryphon's preferred shares are converted to common shares, Cheniere's equity share of Gryphon's earnings (losses) will be calculated at 36.8%. Gryphon was formed on October 11, 2000. Results of Gryphon's operations for the three months ended March 31, 2001 are summarized as follows:


Net sales                    $211,389
Gross profit                  195,846
Net income                     90,250


NOTE 4 - SUBSEQUENT EVENTS

     In April 2001, the Company sold an interest in a prospect to Gryphon. Gryphon paid Cheniere $225,563 for a 50% interest in the related leases and will pay a disproportionate share of the drilling costs on terms representative of what a third party would pay for participation in the prospect generated by Cheniere.

     On April 5, 2001, the Company received a cash call from Gryphon in the amount of $10,000,000 ($3,680,000 net to Cheniere). Cheniere declined to participate. In the event

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Warburg, Pincus Equity Partners, L.P. ("Warburg") contributes the full $10,000,000 to Gryphon on or before May 15, 2001, as it is entitled to do, Cheniere's fully diluted effective interest in Gryphon will be reduced from 36.8% to 29.4%.

     In May 2001, the Company agreed in principle to sell Gryphon a license to seismic data covering 6,800 square miles, subject to final documentation. Proceeds from the sale are expected to be $2,000,000 in cash payable at closing and an additional $5,000,000 in payments by Gryphon toward the cost of reprocessing the subject data as such reprocessing occurs. Closing is expected to occur in May 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's unaudited consolidated financial statements and notes thereto relate to the three-month periods ended March 31, 2001 and 2000. These statements, the notes thereto and the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 contain detailed information that should be referred to in conjunction with the following discussion.

PRODUCTION AND PRODUCT PRICES

     Information concerning the Company's production and average prices received for the three-month periods ended March 31, 2001 and 2000 is presented in the following table.

                                         Three Months Ended March 31,
                                         ----------------------------
                                           2001                2000
                                         --------            --------

Production
     Oil (Bbls)                               601               1,693
     Gas (Mcf)                            133,968             436,233
     Gas equivalents (Mcfe)               137,575             446,393

Average sales prices:
     Oil (per Bbl)                       $  33.07            $  28.63
     Gas (per Mcf)                       $   7.49            $   2.74


RESULTS OF OPERATIONS


     COMPARISON OF THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000 - The Company's operating results for the three months ended March 31, 2001 reflect a loss of $910,851, or $0.07 per share, compared to a loss of $302,377, or $0.03 per share a year earlier.

     In the first quarter of 2001, Cheniere recorded oil and gas revenues of $971,656 compared to $1,173,605 a year earlier. The $201,949 decrease in revenues results from a decline in the production rates ($2,181,084 negative variance) offset partially by an increase in product prices ($1,979,135 positive variance). The decrease in production represents depletion of the zones currently producing in the Company's two wells. Other proven zones behind pipe will be accessed when production from the current zones ceases to be economic. The Company anticipates that it will recomplete one of the wells by the end of the year 2001.

     Depreciation, depletion and amortization of oil and gas property costs decreased to $280,653 for the 2001 quarter compared to $819,533 for the 2000 quarter, principally due to lower levels of production in 2001. Depreciation of fixed assets decreased to $47,245 in the 2001 quarter, compared to $106,424 a year earlier, as a result of Cheniere's transfer of assets to Gryphon in October 2000.

     General and administrative ("G&A") expenses, net of recoveries and amounts capitalized, were $1,025,622 and $477,009 in the first quarters of 2001 and 2000, respectively. Total G&A expenses increased by $159,613 to $1,232,622 in the first quarter of 2001 from the total of $1,073,009 of a year earlier. Legal and professional fees increased by $247,614 principally related to business development projects being explored by the Company in 2001. Salaries and benefits decreased by $132,921 in 2001 because Cheniere now has fewer employees than it had before it formed Gryphon in October 2000. Additionally, G&A expenses in the 2001 quarter included $49,000 in fees related to the Company's March 2001 listing on The American Stock Exchange. Offsetting total G&A expenses were management fees and amounts capitalized to the Company's oil and gas properties. In the first quarter of 2000, management fees totaled $230,000; in 2001, there were no management fees as the agreement under which they were earned was contributed to Gryphon in October 2000. Cheniere capitalizes as oil and gas property costs that portion of G&A expenses directly related to its exploration and development activities. Cheniere capitalized $207,000 in the first quarter of 2001 compared to $366,000 a year earlier, the change being a direct result of the reduced number of Cheniere's exploration staff following the formation of Gryphon in October 2000.

     Cheniere accounts for its investment in Gryphon using the equity method of accounting. Cheniere does not participate in the day-to-day management of Gryphon, does not exercise control over Gryphon and cannot effect a change in the management of Gryphon. Cheniere's equity share of Gryphon's earnings for the three-months ended March 31, 2001 was $418,541, calculated by applying Cheniere's 100% common stock ownership interest to Gryphon's net income of $90,250 and reducing such result for Gryphon's preferred dividends earned but undeclared for the quarter ($508,791). At such time as Warburg converts its preferred shares to common shares, Cheniere's equity share of Gryphon's earnings will be calculated at 36.8%. Gryphon commenced operations on October 11, 2000.


LIQUIDITY AND CAPITAL RESOURCES

     The Company expects that future liquidity requirements will be met by cash balances, cash flows from operating activities, borrowings from financial institutions, debt offerings, additional offerings of the Company's equity securities, sales of portions of its working interest in the prospects within its exploration program, sale to an industry partner of a participation in the Company's exploration program, including sale of a license to the approximate 6,800 square miles of seismic data in the Offshore Texas Project Area, and/or sale of all or a portion of the Company's producing oil and gas properties. Management expects to meet all of its liquidity requirements through December 31, 2001 through such sources.

Cash Flow from Operating Activities

     Due to declines in the production rates of its wells and expenses related to a business development project, the Company reported a $164,412 net use of cash in its operations (before changes in operating assets and liabilities) for the three months ended March 31, 2001. At March 31, 2001, the Company had a working capital deficit of $1,634,608.

Private Placements of Equity

     In February 2001, the Company issued to one investor 250,000 units at a price of $2.00 per unit, each unit representing one share of common stock and one-sixth warrant to purchase a share of common stock. Warrants issued in connection with this sale of units are exercisable at a price of $3.00 per share on or before December 31, 2003. These issuances were made in reliance on the exemption from registration provided by Section 506 of Regulation D. Net proceeds were $493,329.

Exploration Funding

     On October 11, 2000, Cheniere completed a transaction with Warburg to fund its exploration program on approximately 8,800 square miles of seismic data in the Gulf of Mexico through a newly formed affiliated company, Gryphon. Cheniere contributed selected assets and liabilities in exchange for 100% of the common stock of Gryphon (36.8% effective interest after conversion of preferred stock) and $2,000,000 in cash. Warburg contributed $25,000,000 and received preferred stock, with an 8% cumulative dividend, convertible into 63.2% of Gryphon's common stock. Cheniere and Warburg also agreed, under certain circumstances, to contribute an additional $75,000,000 to Gryphon, proportionate to their respective ownership interests.

     On April 5, 2001, the Company received a cash call from Gryphon in the amount of $10,000,000 ($3,680,000 net to Cheniere). Cheniere declined to participate. In the event Warburg contributes the full $10,000,000 to Gryphon on May 15, 2001, as it is entitled to do, Cheniere's fully diluted effective interest in Gryphon will be reduced from 36.8% to 29.4%.

Seismic Reprocessing

     Between June 2000 and October 2000, Cheniere acquired licenses to approximately 6,800 miles of seismic data primarily in the shallow waters offshore Texas and also in the West Cameron area in the Gulf of Mexico (the "Offshore Texas Project Area") in separate transactions with Seitel Data Ltd., a division of Seitel Inc., and JEBCO Seismic, L.P. Cheniere has committed to reprocess all of the data from the Offshore Texas Project Area at a cost of approximately $8,500,000, payable in installments beginning in October 2000 and continuing through the final delivery of reprocessed data, which is expected to occur by December 2001. Deliveries of reprocessed data are expected to begin in May 2001.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

PART II.  OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The information contained in Note 2 to the Consolidated Financial Statements is incorporated herein by reference.



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

     All statements, other than statements of historical facts so included in this report that address activities, events or developments that the Company intends, expects, projects, believes, or anticipates will or may occur in the future are forward-looking statements within the meaning of the Act, including, without limitation: statements regarding the Company's business strategy, plans and objectives; statements expressing beliefs and expectations regarding the ability of the Company to successfully raise the additional capital necessary to meet the obligations under its 3D seismic master license agreement, the ability of the Company to secure the leases necessary to facilitate anticipated drilling activities and the ability of the Company to attract additional working interest owners to participate in its exploration and development activities. These forward-looking statements are, and will be, based on management's then current views and assumptions regarding future events.


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

(b) Cheniere made two filings on Form 8-K during the three months ended March 31, 2001:

        a. Current Report on Form 8-K dated January 10, 2001 describing the Company's private placement of 1,550,000 units, each unit consisting of one share of Cheniere common stock and one-sixth warrant to purchase one share of Cheniere common stock, total net proceeds being $2,900,000.

        b. Current Report on Form 8-K dated March 2, 2001 announcing the Company's listing of its common stock on The American Stock Exchange.


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

                                    Date: May 15, 2001