Form 10-Q
period 2001-06-30
CHENIERE ENERGY INC
filed 2001-08-14
CIK 3570

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                                   95-4352386
                         (I. R. S. Identification No.)

                          333 CLAY STREET, SUITE 3400
                                 HOUSTON, TEXAS
                    (Address or principal place of business)

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

As of August 14, 2001, there were 13,297,393 shares of Cheniere Energy, Inc. Common Stock, $.003 par value, issued and outstanding.

================================================================================

                             CHENIERE ENERGY, INC.
                               INDEX TO FORM 10-Q

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements

             Consolidated Balance Sheet.....................................    3

             Consolidated Statement of Operations...........................    4

             Consolidated Statement of Stockholders' Equity.................    5

             Consolidated Statement of Cash Flows...........................    6

             Notes to Consolidated Financial Statements.....................    7

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations..........................................   10

     Item 3  Quantitative and Qualitative Disclosures About Market Risk.....   15

PART II.  OTHER INFORMATION

     Item 2. Changes in Securities and Use of Proceeds......................   15

     Item 6. Exhibits and Reports on Form 8-K...............................   15

SIGNATURES..................................................................   16

                 CHENIERE ENERGY, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET

                                                            June 30,         December 31,
                        ASSETS                                2001               2000
                                                          ------------       ------------
                                                          (Unaudited)
CURRENT ASSETS
   Cash                                                   $      1,763        $ 1,888,562
   Accounts Receivable                                         882,199            851,706
   Prepaid Expenses                                            783,213             98,532
                                                          ------------        -----------
     Total Current Assets                                    1,667,175          2,838,800

OIL AND GAS PROPERTIES, full cost method
   Proved Properties, net                                    5,261,459          6,727,613
   Unproved Properties, not subject to amortization         18,810,374         18,253,731
                                                          ------------        -----------
     Total Oil and Gas Properties                           24,071,833         24,981,344

LNG SITE COSTS, net                                            720,896                  -

FIXED ASSETS, net                                              460,919            206,204

INVESTMENT IN UNCONSOLIDATED AFFILIATE                       5,631,839          6,639,270
                                                          ------------        -----------
     Total Assets                                         $ 32,552,662        $34,665,618
                                                          ============        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable                                       $  1,995,337        $ 1,472,293
   Accrued Liabilities                                         456,264            132,117
                                                          ------------        -----------
     Total Current Liabilities                               2,451,601          1,604,410

STOCKHOLDERS' EQUITY
   Preferred Stock, $.0001 par value
      Authorized: 5,000,000 shares
      Issued and Outstanding: none                                   -                  -
   Common Stock, $.003 par value
      Authorized: 40,000,000 shares at June 30, 2001
      and 120,000,000 shares at December 31, 2000
      Issued and Outstanding: 13,297,393 shares at
      June 30, 2001 and 12,547,393 shares at
      December 31, 2000                                         39,892             37,642
   Additional Paid-in-Capital                               41,116,868         39,382,789
   Accumulated Deficit                                     (11,055,699)        (6,359,223
                                                          ------------        -----------
     Total Stockholders' Equity                             30,101,061         33,061,208
                                                          ------------        -----------
     Total Liabilities and Stockholders' Equity           $ 32,552,662        $34,665,618
                                                          ============        ===========

  The accompanying notes are an integral part of these financial statements.

                 CHENIERE ENERGY, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF OPERATIONS
                              (Unaudited)


                                                                     Three Months Ended            Six Months Ended
                                                                           June 30,                     June 30,
                                                                --------------------------     -------------------------
                                                                    2001           2000            2001          2000
                                                                -----------    -----------     -----------   -----------
Revenues
     Oil and Gas Sales                                          $   774,832    $ 1,731,078     $ 1,746,488   $ 2,904,683
                                                                -----------    -----------     -----------   -----------
          Total Revenues                                            774,832      1,731,078       1,746,488     2,904,683
                                                                -----------    -----------     -----------   -----------
Operating Costs and Expenses
     Production Costs                                                86,553        114,008         207,063       195,733
     Depreciation, Depletion and Amortization                       432,734      1,070,390         760,632     1,996,347
     Ceiling Test Write-down                                      2,159,645              -       2,159,645             -
     General and Administrative Expenses                          1,296,536        192,755       2,322,158       669,764
                                                                -----------    -----------     -----------   -----------
          Total Operating Costs and Expenses                      3,975,468      1,377,153       5,449,498     2,861,844
                                                                -----------    -----------     -----------   -----------
Income/(Loss) from Operations Before Interest and
     Income Taxes and Equity in Net Loss of
     Unconsolidated Affiliate                                    (3,200,636)       353,925      (3,703,010)       42,839

Interest Income                                                       3,900          4,210          13,964        12,919
Provision for Income Taxes                                                -              -               -             -
Equity in Net Loss of Unconsolidated Affiliate                     (588,889)             -      (1,007,430)            -
                                                                -----------    -----------     -----------   -----------
Net Income/(Loss)                                               $(3,785,625)   $   358,135     $(4,696,476)  $    55,758
                                                                ===========    ===========     ===========   ===========
Net Income/(Loss) Per Share - Basic                                  $(0.29)         $0.03          $(0.37)        $0.01
                                                                ===========    ===========     ===========   ===========
Net Income/(Loss) Per Share - Diluted                                $(0.29)         $0.03          $(0.37)        $0.00
                                                                ===========    ===========     ===========   ===========
Weighted Average Number of Shares Outstanding - Basic            12,890,800     10,734,613      12,768,774    10,476,016
                                                                ===========    ===========     ===========   ===========
Weighted Average Number of Shares Outstanding - Diluted          12,890,800     13,556,949      12,768,774    13,183,977
                                                                ===========    ===========     ===========   ===========


  The accompanying notes are an integral part of these financial statements.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                  Common Stock             Additional                                Total
                                           -------------------------         Paid-In           Accumulated        Stockholders'
                                             Shares          Amount          Capital             Deficit             Equity
                                           -----------      --------       -----------        ------------        -------------
Balance - December 31, 1999                 10,053,118       $30,159       $33,293,822        $ (5,578,243)       $ 27,745,738
Equity Issuances                               694,275         2,083         2,104,417                   -           2,106,500
Expenses Related to Offerings                        -             -          (169,545)                  -            (169,545)
Net Income                                           -             -                 -              55,758              55,758
                                            ----------       -------       -----------        ------------        ------------
Balance - June 30, 2000                     10,747,393       $32,242       $35,228,694        $ (5,522,485)       $ 29,738,451
                                            ==========       =======       ===========        ============        ============

Balance - December 31, 2000                 12,547,393       $37,642       $39,382,789        $ (6,359,223)       $ 33,061,208
Equity Issuances                               750,000         2,250         1,647,750                   -           1,650,000
Issuance of Warrants to
    Purchase Common Stock                            -             -            93,000                   -              93,000
Expenses Related to Offerings                        -             -            (6,671)                  -              (6,671)
Net Loss                                             -             -                 -          (4,696,476)         (4,696,476)
                                            ----------       -------       -----------        ------------        ------------
Balance - June 30, 2001                     13,297,393       $39,892       $41,116,868        $(11,055,699)       $ 30,101,061
                                            ==========       =======       ===========        ============        ============

  The accompanying notes are an integral part of these financial statements.

                CHENIERE ENERGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)

                                                                                          Six Months Ended
                                                                                               June 30,
                                                                               ------------------------------------
                                                                                    2001                    2000
                                                                               ------------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income/(Loss)                                                          $(4,696,476)              $    55,758
    Adjustments to Reconcile Net Income/(Loss) to
       Net Cash Provided by (Used in) Operating Activities:
            Depreciation, Depletion and Amortization                               760,632                 1,996,347
            Ceiling Test Write-down                                              2,159,645                         -
            Non-Cash Expense (Issuance of Warrants)                                 93,000                   100,000
            Equity in Net Loss of Unconsolidated Affiliate                       1,007,430                         -
                                                                               -----------               -----------
                                                                                  (675,769)                2,152,105
   Changes in Operating Assets and Liabilities
            Accounts Receivable                                                    (30,493)                 (361,143)
            Prepaid Expenses                                                      (273,941)                  (60,061)
            Accounts Payable and Accrued Liabilities                               847,191                   729,103
                                                                               -----------               -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                               (133,012)                2,460,004
                                                                               -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of Fixed Assets                                                     (350,113)                 (150,161)
    Oil and Gas Property Additions                                              (2,750,200)               (3,340,221)
    Sale of Oil and Gas Seismic Data                                               853,197                         -
                                                                               -----------               -----------
NET CASH USED IN INVESTING ACTIVITIES                                           (2,247,116)               (3,490,382)
                                                                               -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Issuance of Notes Payable or Advances                                  -                 1,705,000
    Repayment of Notes Payable or Advances                                               -                (3,028,698)
    Sale of Common Stock                                                           500,000                 2,056,500
    Offering Costs                                                                  (6,671)                 (169,545)
    Debt Issuance Costs                                                                  -                    68,223
                                                                               -----------               -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          493,329                   631,480
                                                                               -----------               -----------

NET DECREASE IN CASH                                                            (1,886,799)                 (398,898)

CASH - BEGINNING OF PERIOD                                                       1,888,562                 1,175,950
                                                                               -----------               -----------
CASH - END OF PERIOD                                                           $     1,763               $   777,052
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

     For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Interim results are not necessarily indicative of results to be expected for the full fiscal year ended December 31, 2001. Certain reclassifications have been made to conform prior period amounts to the current period presentation. These reclassifications have no effect on net income/(loss) or stockholders' equity.

     In early July, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." The standards revise accounting for business combinations by:

 .    prohibiting the "pooling of interest" method of accounting and requiring the purchase method of accounting to be used on all business combinations initiated after June 30, 2001;

 .    requiring that separately identifiable intangible assets, other than goodwill, be recorded as assets. These intangible assets must either be amortized over their useful lives or, if they have indefinite useful lives, not be amortized and periodically tested for impairment; and

 .    ceasing all amortization of goodwill, instead requiring it be tested at least annually for impairment. In addition, existing goodwill on business combinations completed before July 1, 2001 will no longer be amortized after December 31, 2001 and should be tested for impairment by January 1, 2002.

     Cheniere will account for all future business combinations under SFAS No.
141. Effective January 1, 2002, Cheniere will adopt SFAS No. 142 as required. The impact of these standards will be evaluated in future periods, but it is not expected to be material.

     The FASB also recently authorized for issuance SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement significantly changes the method of accruing for costs associated with the retirement of fixed assets (e.g. oil and gas production facilities) for which an entity is legally obligated to incur. We will be further evaluating the impact and timing of implementation of SFAS No. 143. Implementation of this standard is required no later than January 1, 2003, with earlier adoption encouraged.


NOTE 2 - OIL AND GAS PROPERTIES

     The Company follows the full cost method of accounting for its oil and gas properties. Under this method, all productive and nonproductive exploration and development costs incurred

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


for the purpose of finding oil and gas reserves are capitalized.

     The costs of the Company's oil and gas properties, including the estimated future costs to develop proved reserves, are depreciated using a composite units-of-production rate based on estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Net capitalized costs are limited to a capitalization ceiling, calculated on a quarterly basis as the aggregate of the present value, discounted at 10%, of estimated future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties, less related income tax effects. The Company's allocation of seismic exploration costs to proved properties involves an estimate of the total reserves to be discovered in the project. It is reasonably possible, based on the results obtained from future events, that revisions of this estimate could occur which would affect the Company's capitalization ceiling. At June 30, 2001, the Company's capitalized costs exceeded its capitalization ceiling by $2,159,645, resulting in a ceiling test write-down.


NOTE 3 - COMMON STOCK AND WARRANTS

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

     In May 2001, the Company granted to a consultant warrants to purchase 50,000 shares of Cheniere common stock at a strike price of $3.00 per share, exercisable on or before April 30, 2005. The non-cash issuance of warrants was valued at $93,000 using the Black-Scholes method.

     On June 14, 2001, the Company issued 500,000 shares of common stock to acquire a lease option on a potential site for a liquefied natural gas ("LNG") receiving terminal in Freeport, Texas. In connection with the transaction, Cheniere is obligated to issue an additional 750,000 shares of common stock when it completes the permitting process and an LNG site is ready for construction to commence. The 500,000 shares issued in June were valued at $1,150,000, or $2.30 per share, the closing market price on the date of the transaction. LNG site costs totaling $410,740 were classified as short-term and were included in prepaid expenses.

NOTE 4 - INVESTMENT IN UNCONSOLIDATED AFFILIATE

     Cheniere accounts for its investment in Gryphon Exploration Company ("Gryphon") using the equity method of accounting. Cheniere does not participate in the day-to-day management of Gryphon, does not exercise control over Gryphon and cannot effect a change in the management of Gryphon. Cheniere presently owns 100% of the outstanding common stock of Gryphon. At such time as Gryphon's preferred shares are converted to common shares, Cheniere's equity share of Gryphon's earnings (losses) will be calculated using its percentage ownership of common shares on a converted basis, which percentage is 23.6% as of August 14, 2001. Gryphon was formed on October 11, 2000. Results of Gryphon's operations for the three months and six months ended June 30, 2001 are summarized as follows:

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                                Period Ended June 30, 2001
                                            ----------------------------------
                                               Three Months      Six Months
                                            -----------------  ---------------
Net sales                                       $ 183,019        $   394,408
Gross profit                                      138,552            334,398
Income from continuing operations                  33,269            123,519
Net income                                         33,269            123,519
Accrued preferred dividends                      (622,158)        (1,130,949)
Cheniere's equity in net loss of
 unconsolidated affiliate                        (588,889)        (1,007,430)



     During the first six months of 2001, Gryphon made cash calls totaling $20,000,000 against its capital commitment of $75,000,000. Cheniere declined to participate in such cash calls, and accordingly, its ownership interest in Gryphon, after the effect of converting preferred stock into common stock, was reduced from 36.8% at December 31, 2000 to 24.4% as of July 23, 2001.
Cheniere's ownership interest was diluted further, to 23.6%, on July 27, 2001, when it transferred 6,740 shares of Gryphon common stock to Gryphon in connection with the sale of licenses to certain seismic data.


NOTE 5 - RELATED PARTY TRANSACTIONS

     In April 2001, the Company sold an interest in a prospect to Gryphon. Gryphon paid Cheniere $225,563 for a 50% interest in the related leases and will pay a disproportionate share of the drilling costs on terms representative of what a third party would pay for participation in the prospect generated by Cheniere.

     In June 2001, Cheniere sold to Gryphon for $3,500,000 one of its two licenses to certain 3D seismic data covering 3,800 square miles. Gryphon paid $853,197 in cash to Cheniere and assumed $2,646,803 of Cheniere's obligations related to the reprocessing of the data. Cheniere is responsible for the cost of reprocessing the remainder of the data ($1,061,692), which is expected to be completed in the fourth quarter of 2001. Cheniere retains one license to the seismic data.

     In July 2001, Cheniere sold to Gryphon for $3,500,000 one of its two licenses to certain 3D seismic data covering an additional 3,000 square miles. Gryphon assumed Cheniere's entire obligation ($4,174,021) related to the reprocessing of the data. In connection with the transaction, Cheniere transferred to Gryphon 6,740 shares of Gryphon common stock, valued at $674,021, or $100 per share, based on the estimated fair market value of the Gryphon common stock. Cheniere retains one license to the seismic data.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's unaudited consolidated financial statements and notes thereto relate to the three-month and six-month periods ended June 30, 2001 and 2000. These statements, the notes thereto and the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 contain detailed information that should be referred to in conjunction with the following discussion.

PRODUCTION AND PRODUCT PRICES

     Information concerning the Company's production and average prices received for the three-month and six-month periods ended June 30, 2001 and 2000 is presented in the following table:

                                                 Three Months                            Six Months
                                                Ended June 30,                         Ended June 30,
                                      ------------------------------         -------------------------------
                                          2001                2000               2001                 2000
                                      -----------          ---------         -----------           ---------
Production
       Oil (Bbls)                             924              1,667               1,525               3,360
       Gas (Mcf)                          173,975            510,942             307,943             947,175
       Gas equivalents (Mcfe)             179,519            520,944             317,093             967,335

Average sales prices
       Oil (per Bbl)                  $     27.28           $  29.22         $     29.56            $  28.93
       Gas (per Mcf)                  $      4.58           $   3.49         $      5.85            $   3.14
       Gas equivalents (per Mcfe)     $      4.58           $   3.52         $      5.82            $   3.18


RESULTS OF OPERATIONS


     COMPARISON OF THREE-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000 - The Company's operating results for the three months ended June 30, 2001 reflect a loss of $3,785,625, or $0.29 per share (basic and fully diluted), compared to net income of $358,135, or $0.03 per share (basic) a year earlier. The most significant factor in Cheniere's loss for the current quarter is a ceiling test write-down of $2,159,645.

     In the three months ended June 30, 2001, Cheniere recorded oil and gas revenues of $774,832 compared to $1,731,078 a year earlier. The decrease in revenues results principally from a decline in the production rates ($1,201,816 negative variance) offset partially by an increase in product prices ($190,884 positive variance). The decrease in production reflects depletion of the zones currently producing in the Company's two wells. Production costs totaled $86,533 for the 2001 quarter and $114,008 for the 2000 quarter, with the decrease relating primarily to the effect of lower production rates on severance taxes.

     Depreciation, depletion and amortization decreased to $432,734 for the 2001 quarter compared to $1,070,390 for the 2000 quarter. Depreciation, depletion and amortization of oil and gas property costs decreased to $366,216 for the 2001 quarter compared to $958,541 for the 2000 quarter, principally due to lower levels of production in 2001. Depreciation of fixed assets decreased to $48,154 in the 2001 quarter, compared to $111,849 a year earlier, as a result of Cheniere's transfer of assets to Gryphon in October 2000. Additionally, the 2001 quarter includes

$18,364 in amortization of costs related to a site for an LNG facility for which a three-year lease option was acquired in June 2001.

     At June 30, 2001, the Company's capitalized costs exceeded its capitalization ceiling by $2,159,645, resulting in a ceiling test write-down. The write-down was a result of a decline in oil and gas prices to $28.00 per barrel and $3.68 per mcf as of June 30, 2001 (compared to $29.72 per barrel and $10.71 per mcf as of December 31, 2000).

     General and administrative ("G&A") expenses, net of recoveries and amounts capitalized, were $1,296,536 and $192,755 in the second quarters of 2001 and 2000, respectively. Total G&A expenses increased by $507,448 to $1,510,536 in the second quarter of 2001 from the total of $1,003,088 a year earlier. Legal and professional fees increased by $316,084 to $409,600 principally related to the Company's project to develop an LNG receiving terminal business and the acquisition of sites for such terminals in 2001. Consulting expenses increased by $276,336 to $346,736, also related to the LNG project. Salaries and benefits decreased by $204,206 to $373,804 in 2001 because Cheniere has fewer employees as a result of the formation of, and transfer of certain employees to, Gryphon in October 2000. Also included in the 2001 quarter were $93,000 in non-cash expenses related to the issuance of warrants to a consultant who assisted in listing Cheniere's stock on The American Stock Exchange. Cheniere capitalized $214,000 of G&A expenses to oil and gas property costs in the second quarter of 2001 compared to $437,000 a year earlier, the change being a direct result of the reduced number of Cheniere's exploration staff following the formation of Gryphon in October 2000.

     Cheniere accounts for its investment in Gryphon using the equity method of accounting. Cheniere does not participate in the day-to-day management of Gryphon, does not exercise control over Gryphon and cannot effect a change in the management of Gryphon. Cheniere's equity share of Gryphon's operating results for the three months ended June 30, 2001 was a loss of $588,889, calculated by applying Cheniere's 100% common stock ownership interest to Gryphon's net income of $33,269 and reducing such result for Gryphon's preferred dividends earned but undeclared for the quarter of $622,158. At such time as Gryphon's preferred shares are converted to common shares, Cheniere's equity share of Gryphon's earnings (losses) will be calculated using its percentage ownership of common shares on an as-converted basis, which percentage is 23.6% as of August 14, 2001. Gryphon commenced operations on October 11, 2000.

     COMPARISON OF SIX-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000 - The Company's operating results for the six months ended June 30, 2001 reflect a net loss of $4,696,476, or $0.37 per share (basic and fully diluted) compared to net income of $55,758, or $0.01 per share (basic), a year earlier. The most significant factor in Cheniere's loss for the current period is a ceiling test write-down of $2,159,645.

     In the first six months of 2001, Cheniere recorded revenues of $1,746,488 compared to $2,904,683 in the comparable period of 2000. The decrease in revenues results principally from a decline in the production rates ($2,067,770 negative variance) offset partially by an increase in product prices ($838,302 positive variance). The decrease in production reflects depletion of the zones currently producing in the Company's two wells.

     Depreciation, depletion and amortization decreased to $760,632 for the first six months of 2001 compared to $1,996,347 in the first six months of 2000. Depreciation, depletion and amortization of oil and gas property costs decreased to $646,869 for the 2001 period compared to $1,778,074 for the 2000 period, principally due to lower levels of production in 2001. Depreciation of fixed assets decreased to $95,399 in the 2001 quarter, compared to $218,273 a year earlier, as a result of Cheniere's transfer of assets to Gryphon in October 2000. Additionally, the 2001 period includes $18,364 in amortization of costs related to a site for an LNG facility for which a three-year lease option was acquired in June 2001.

     At June 30, 2001, the Company's capitalized costs exceeded its capitalization ceiling by $2,159,645, resulting in a ceiling test write-down as of June 30, 2001. The write-down was a result of a decline in oil and gas prices to $28.00 per barrel and $3.68 per mcf as of June 30, 2001 (compared to $29.72 per barrel and $10.71 per mcf as of December 31, 2000.)

     G&A expenses, net of recoveries and amounts capitalized, were $2,322,158 and $669,764 in the first six months of 2001 and 2000, respectively. Total G&A expenses increased by $667,062 to $2,743,158 in the 2001 period from the total of $2,076,096 a year earlier. Legal and professional fees increased by $593,736 to $772,175 principally related to the Company's project to develop an LNG receiving terminal business and the acquisition of sites for such terminals in 2001. Consulting expenses increased by $418,082 to $557,820, also related to the LNG project. Salaries and benefits decreased by $337,127 to $749,116 in 2001 because Cheniere has fewer employees as a result of the formation of, and transfer of certain employees to, Gryphon in October 2000. Also included in the 2001 period were $93,000 in non-cash expenses related to the issuance of warrants to a consultant who assisted in listing Cheniere's stock on The American Stock Exchange. Cheniere capitalized $421,000 of G&A expenses to oil and gas property costs in the first half of 2001 compared to $803,000 a year earlier, the change being a direct result of the reduced number of Cheniere's exploration staff following the formation of Gryphon in October 2000.

     Cheniere accounts for its investment in Gryphon using the equity method of accounting. Cheniere does not participate in the day-to-day management of Gryphon, does not exercise control over Gryphon and cannot effect a change in the management of Gryphon. Cheniere's equity share of Gryphon's operating results for the six-months ended June 30, 2001 was $1,007,430, calculated by applying Cheniere's 100% common stock ownership interest to Gryphon's net income of $123,519 and reducing such result for Gryphon's preferred dividends earned but undeclared for the period of $1,130,949. At such time as Gryphon's preferred shares are converted to common shares, Cheniere's equity share of Gryphon's earnings (losses) will be calculated using its percentage ownership of common shares on an as-converted basis, which percentage is 23.6% as of August 14, 2001. Gryphon commenced operations on October 11, 2000.


LIQUIDITY AND CAPITAL RESOURCES

     Cash balances and cash flows from current operations will not be adequate to meet the future liquidity requirements of the Company. The Company expects that future liquidity requirements will be met by one or more of the following: the divestiture of producing oil and gas properties, sales of portions of its working interest in the prospects within its exploration program, sale to an industry partner of a participation in the Company's exploration program, sale of proprietary 3D seismic data or licenses thereto, sale of a participation interest in the Company's LNG project, and/or additional offerings of the Company's equity securities. Management expects to meet all of its liquidity requirements through December 31, 2001 through such sources. In the event that the Company is unable to obtain additional capital from one or more of these sources, its operations could be adversely affected.

     Subsequent to June 30, 2001, the Company has received offers for the sale of its producing oil and gas properties, for the sale of an interest in certain prospects, for the sale of a portion of its 3D seismic data, and for the sale of a participation interest in its LNG project. The Company is in the process of evaluating these offers.

Cash Flow from Operating Activities

     Due to declines in the production rates of its two wells and expenses related to the development of an LNG receiving terminal business, the Company reported a $675,769 net use of cash in its operations (before changes in operating assets and liabilities) for the six months ended June 30, 2001. It is anticipated that the Company will sell its producing oil and gas properties in the third quarter of 2001. These properties, however, presently represent the Company's sole source of operating cash flow. At June 30, 2001, the Company had a working capital deficit of $784,426.

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

Exploration Funding

     On October 11, 2000, Cheniere completed a transaction with Warburg, Pincus Equity Partners L.P. ("Warburg") to fund its exploration program on approximately 8,800 square miles of seismic data in the Gulf of Mexico through a newly formed affiliated company, Gryphon. Cheniere contributed selected assets and liabilities in exchange for 100% of the common stock of Gryphon (36.8% effective interest after conversion of preferred stock) and $2,000,000 in cash. Warburg contributed $25,000,000 and received preferred stock, with an 8% cumulative preferred dividend, convertible into 63.2% of Gryphon's common stock. Cheniere and Warburg also agreed, under certain circumstances, to contribute an additional $75,000,000 to Gryphon, proportionate to their respective ownership interests.

     During the first six months of 2001, Gryphon made cash calls totaling $20,000,000. Cheniere declined to participate in such cash calls, and accordingly, its ownership interest in Gryphon, after the effect of converting preferred stock into common stock, was reduced from 36.8% at December 31, 2000 to 24.4% as of July 23, 2001. Cheniere's ownership interest was diluted further, to 23.6%, on July 27, 2001, when it transferred 6,740 shares of Gryphon common stock back to Gryphon in connection with the sale of licenses to certain seismic data.

Seismic Reprocessing

     Between June 2000 and October 2000, Cheniere acquired licenses to approximately 6,800 miles of seismic data primarily in the shallow waters offshore Texas and also in the West Cameron area in the Gulf of Mexico (the "Offshore Texas Project Area") in separate transactions with Seitel Data Ltd., a division of Seitel Inc., and JEBCO Seismic, L.P. Cheniere has committed to reprocess all of the data from the Offshore Texas Project Area at a cost of approximately $8,500,000, payable in installments beginning in October 2000 and continuing through the final delivery of reprocessed data, which is expected to occur in the fourth quarter of 2001. Deliveries of reprocessed data began in May 2001. After the assumption of liabilities by Gryphon related to its purchase of one license to the data (see discussion below), Cheniere's remaining liability for reprocessing is $1,061,692.

Sale of Licenses to Seismic Data

     In June and July 2001, Cheniere sold licenses to 6,800 square miles of seismic data to Gryphon for $7,000,000. Cash proceeds to Cheniere were $853,197. Gryphon also assumed $6,820,824 of Cheniere's obligation to fund the reprocessing of the seismic data. In connection with the transaction, Cheniere also transferred 6,740 shares of Gryphon common stock to Gryphon. Cheniere retains one license to all of the data in the Offshore Texas Project Area.

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

     In early July, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." The standards revise accounting for business combinations by:

 .    prohibiting the "pooling of interest" method of accounting and requiring the purchase method of accounting to be used on all business combinations initiated after June 30, 2001;

 .    requiring that separately identifiable intangible assets, other than goodwill, be recorded as assets. These intangible assets must either be amortized over their useful lives or, if they have indefinite useful lives, not be amortized and periodically tested for impairment; and

 .    ceasing all amortization of goodwill, instead requiring it be tested at least annually for impairment. In addition, existing goodwill on business combinations completed before July 1, 2001 will no longer be amortized after December 31, 2001 and should be tested for impairment by January 1, 2002.

     Cheniere will account for all future business combinations under SFAS No.
141. Effective January 1, 2002, Cheniere will adopt SFAS No. 142 as required. The impact of these standards will be evaluated in future periods, but it is not expected to be material.

     The FASB also recently authorized for issuance SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement significantly changes the method of accruing for costs associated with the retirement of fixed assets (e.g. oil and gas production facilities) for which an entity is legally obligated to incur. We will be further evaluating the impact and timing of implementation of SFAS No. 143. Implementation of this standard is required no later than January 1, 2003, with earlier adoption encouraged.


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

     All statements, other than statements of historical facts so included in this report that address activities, events or developments that the Company intends, expects, projects, believes, or anticipates will or may occur in the future are forward-looking statements within the meaning of the Act, including, without limitation; (i) statements regarding the Company's business strategy, plans and objectives and (ii) statements expressing beliefs and expectations regarding the ability of the Company to successfully raise the additional capital necessary to meet the obligations under its 3-D seismic master license agreement, the ability of the Company to secure the leases necessary to facilitate anticipated drilling activities and the ability of the Company to attract additional working interest owners to participate in its exploration and development activities. These forward-looking statements are, and will be, based on management's then current views and assumptions regarding future events.

FACTORS THAT MAY IMPACT FORWARD-LOOKING STATEMENTS OR FINANCIAL PERFORMANCE

     The following are some of the important factors that could affect the Company's financial performance or could cause actual results to differ materially from estimates contained in the Company's forward-looking statements:

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None.

PART II.  OTHER INFORMATION



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The information contained in Notes 3 and 5 to the Consolidated Financial Statements is incorporated herein by reference.


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

                                    Date: August 14, 2001