Form 10-Q
period 2001-09-30
CHENIERE ENERGY INC
filed 2001-11-09
CIK 3570

=============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                                   95-4352386
                     (I. R. S. Employer Identification No.)

                          333 Clay Street, Suite 3400
                                 HOUSTON, TEXAS
                         (Address of executive offices)

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

As of November 9, 2001, there were 13,297,393 shares of Cheniere Energy, Inc. Common Stock, $.003 par value, issued and outstanding.

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

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations.......................................... 11

     Item 3  Quantitative and Qualitative Disclosures About Market Risk..... 17

PART II.  OTHER INFORMATION

     Item 2. Changes in Securities and Use of Proceeds...................... 17

     Item 6. Exhibits and Reports on Form 8-K............................... 17

SIGNATURES.................................................................. 18

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET


                                                                          September 30,         December 31,
                                                                              2001                 2000
                                                                          -------------         ------------
                                                                           (Unaudited)

                    ASSETS
CURRENT ASSETS
 Cash                                                                       $    927,644       $  1,888,562
 Accounts Receivable                                                             994,274            851,706
 Prepaid Expenses                                                                224,765             98,532
                                                                            ------------       ------------
  Total Current Assets                                                         2,146,683         2,838,800

OIL AND GAS PROPERTIES, full cost method
 Proved Properties, net                                                        2,090,463          6,727,613
 Unproved Properties, not subject to amortization                             17,423,495         18,253,731
                                                                            ------------       ------------
  Total Oil and Gas Properties                                                19,513,958         24,981,344

LNG SITE COSTS                                                                 1,275,000                  -

FIXED ASSETS, net                                                                416,868            206,204

INVESTMENT IN UNCONSOLIDATED AFFILIATE                                         4,704,015          6,639,270
                                                                            ------------       ------------
  Total Assets                                                              $ 28,056,524       $ 34,665,618
                                                                            ============       ============

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts Payable                                                           $  2,222,509       $  1,472,293
 Accrued Liabilities                                                             365,191            132,117
                                                                            ------------       ------------
  Total Current Liabilities                                                    2,587,700          1,604,410

STOCKHOLDERS' EQUITY
 Preferred Stock, $.0001 par value
  Authorized: 5,000,000 shares
  Issued and Outstanding: none                                                         -                  -
 Common Stock, $.003 par value
  Authorized: 40,000,000 shares at September 30, 2001
  and 120,000,000 shares at December 31, 2000
  Issued and Outstanding: 13,297,393 shares at September 30, 2001
  and 12,547,393 shares at December 31, 2000                                      39,892             37,642
 Additional Paid-in-Capital                                                   41,116,868         39,382,789
 Accumulated Deficit                                                         (15,687,936)        (6,359,223)
                                                                            ------------       ------------
  Total Stockholders' Equity                                                  25,468,824         33,061,208
                                                                            ------------       ------------
  Total Liabilities and Stockholders' Equity                                $ 28,056,524       $ 34,665,618
                                                                            ============       ============

  The accompanying notes are an integral part of these financial statements.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)


                                                                            Three Months Ended              Nine Months Ended
                                                                               September 30,                   September 30,
                                                                            --------------------           -------------------
                                                                             2001          2000             2001         2000
                                                                            ------        ------           ------       ------
Revenues
  Oil and Gas Sales                                                    $    395,540   $  1,198,052     $  2,142,028   $ 4,102,735
                                                                       ------------   ------------     ------------   -----------
    Total Revenues                                                          395,540      1,198,052        2,142,028     4,102,735
                                                                       ------------   ------------     ------------   -----------
Operating Costs and Expenses
  Production Costs                                                           68,943        120,494          276,006       316,227
  Depreciation, Depletion and Amortization                                  332,570        901,084        1,093,202     2,897,431
  Ceiling Test Write-down                                                 2,966,603              -        5,126,248             -
  General and Administrative Expenses                                     1,157,574        262,510        3,479,732       932,274
                                                                       ------------   ------------     ------------   -----------
    Total Operating Costs and Expenses                                    4,525,690      1,284,088        9,975,188     4,145,932
                                                                       ------------   ------------     ------------   -----------
Loss from Operations Before Interest and Income Taxes
  and Equity in Net Loss of Unconsolidated Affiliate                     (4,130,150)       (86,036)      (7,833,160)      (43,197)
Interest Income                                                               1,717          4,905           15,681        17,824
Provision for Income Taxes                                                        -              -                -             -
Equity in Net Loss of Unconsolidated Affiliate                             (929,482)             -       (1,936,912)            -
Gain on Sale of Unconsolidated Affiliate Stock                              425,678              -          425,678             -
                                                                       ------------   ------------     ------------   -----------
Net Loss                                                               $ (4,632,237)   $   (81,131)    $ (9,328,713)  $   (25,373)
                                                                       ============   ============     ============   ===========
Net Loss Per Share - Basic and Diluted                                 $      (0.35)   $     (0.01)    $      (0.72)  $     (0.00)
                                                                       ============   ============     ============   ===========
Weighted Average Number of Shares Outstanding - Basic and Diluted        13,297,393      10,763,697      12,946,917    10,572,610
                                                                       ============   ============     ============   ===========

  The accompanying notes are an integral part of these financial statements.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)



                                             Common Stock            Additional                               Total
                                         ---------------------        Paid-In           Accumulated         Stockholders'
                                          Shares        Amount        Capital             Deficit             Equity
                                         --------      -------       ----------        --------------      -------------
Balance - December 31, 1999            10,053,118      $ 30,159      $ 33,293,822      $  (5,578,243)      $ 27,745,738
Equity Issuances                          944,275         2,833         2,603,667                  -          2,606,500
Issuance of Warrants to
  Purchase Common Stock                         -             -           528,000                  -            528,000
Expenses Related to Offerings                   -             -          (189,546)                 -           (189,546)
Net Loss                                        -             -                 -            (25,373)           (25,373)
                                       ----------      --------      ------------      -------------       ------------
Balance - September 30,  2000          10,997,393      $ 32,992      $ 36,235,943      $  (5,603,616)      $ 30,665,319
                                       ==========      ========      ============      =============       ============
Balance - December 31, 2000            12,547,393      $ 37,642      $ 39,382,789      $  (6,359,223)      $ 33,061,208
Equity Issuances                          750,000         2,250         1,647,750                  -          1,650,000
Issuance of Warrants to
  Purchase Common Stock                         -             -            93,000                  -             93,000
Expenses Related to Offerings                   -             -            (6,671)                 -             (6,671)
Net Loss                                        -             -                 -         (9,328,713)        (9,328,713)
                                       ----------      --------      ------------      -------------       ------------
Balance - September 30, 2001           13,297,393      $ 39,892      $ 41,116,868      $ (15,687,936)      $ 25,468,824
                                       ==========      ========      ============      =============       ============

  The accompanying notes are an integral part of these financial statements.

                                      CHENIERE ENERGY, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                 (unaudited)

                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                              -----------------------------
                                                                                  2001            2000
                                                                              -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                                     $  (9,328,713)   $    (25,373)
  Adjustment to Reconcile Net Loss to
    Net Cash Provided by (Used in) Operating Activities:
      Depreciation, Depletion and Amortization                                    1,093,202       2,897,431
      Ceiling Test Write-down                                                     5,126,248             -
      Non-Cash Expense                                                              273,000         100,000
      Equity in Net Loss of Unconsolidated Affiliate                              1,936,912             -
      Gain on Sale of Affiliate Stock                                              (425,678)            -
                                                                              -------------    ------------
                                                                                 (1,325,029)      2,972,058
  Changes in Operating Assets and Liabilities
      Accounts Receivable                                                           608,313          91,116
      Prepaid Expenses                                                             (135,833)        (37,993)
      Accounts Payable and Accrued Liabilities                                     (240,471)      2,561,297
                                                                              -------------    ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                              (1,093,020)      5,586,478
                                                                              -------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of Fixed Assets                                                        (355,338)       (275,286)
  Oil and Gas Property Additions                                                 (2,734,086)     (5,486,324)
  Advance Proceeds from Sale of Oil and Gas Properties                                  -         2,000,000
  Sale of Oil and Gas Seismic Data                                                2,853,197             -
  LNG Site Costs                                                                   (125,000)            -
                                                                              -------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                                              (361,227)     (3,761,610)
                                                                              -------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Issuance of Notes Payable                                               -         2,605,000
  Repayment of Notes Payable                                                            -        (5,020,699)
  Sale of Common Stock                                                              500,000       2,056,500
  Offering Costs                                                                     (6,671)       (189,546)
  Debt Issuance Costs                                                                   -           124,257
                                                                              -------------    ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                 493,329        (424,488)
                                                                              -------------    ------------
NET INCREASE/(DECREASE) IN CASH                                                    (960,918)      1,400,380

CASH - BEGINNING OF PERIOD                                                        1,888,562       1,175,950
                                                                              -------------    ------------

CASH - END OF PERIOD                                                          $     927,644    $  2,576,330
                                                                              =============    ============


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

        . requiring that separately identifiable intangible assets, other than goodwill, be recorded as assets. These intangible assets must either be amortized over their useful lives or, if they have indefinite useful lives, not be amortized and periodically tested for impairment; and

        . ceasing all amortization of goodwill, instead requiring it be tested at least annually for impairment. In addition, existing goodwill on business combinations completed before July 1, 2001 will no longer be amortized after December 31, 2001 and should be tested annually for impairment.

     Cheniere will account for all future business combinations under SFAS
No. 141. Effective January 1, 2002, Cheniere will adopt SFAS No. 142 as required. The impact of these standards will be evaluated in future periods, but it is not expected to be material.

     The FASB also issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement significantly changes the method of accruing for costs associated with the retirement of fixed assets (e.g., oil and gas production facilities) for which an entity is legally obligated to incur. We will be further evaluating the impact and timing of implementation of SFAS No.
143. Implementation of this standard is required no later than January 1, 2003, with earlier adoption encouraged.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which clarified certain implementation issues arising from SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This standard is effective January 1, 2002, and the Company is currently assessing

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


its impact.

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

     The Company's allocation of seismic exploration costs to proved properties involves an estimate of the total reserves to be discovered in the project. It is reasonably possible, based on the results obtained from future events, that revisions of this estimate could occur which would affect the Company's capitalization ceiling. At June 30, 2001, the Company's capitalized costs exceeded its capitalization ceiling, resulting in a ceiling test write-down in the amount of $2,159,645. At September 30, 2001, the Company's capitalized costs exceeded its capitalization ceiling by $2,966,603, resulting in an additional ceiling test write-down.


NOTE 3 - COMMON STOCK AND WARRANTS

     In February 2001, the Company issued to one investor 250,000 units at a price of $2.00 per unit, each unit representing one share of common stock and one-sixth warrant to purchase a share of common stock. Warrants issued in connection with this sale of units are exercisable at a price of $3.00 per share on or before December 31, 2003. This issuance was made in reliance on the exemption from registration provided by Section 506 of Regulation D. Net proceeds from the issuance were $493,329.

     In May 2001, the Company granted to a consultant warrants to purchase 50,000 shares of Cheniere common stock at a strike price of $3.00 per share, exercisable on or before April 30, 2005. The non-cash issuance of warrants was valued at $93,000 using the Black-Scholes method.

     On June 14, 2001, the Company issued 500,000 shares of common stock to acquire a 3-year lease option on a potential site for a liquefied natural gas ("LNG") receiving terminal in Freeport, Texas. In connection with the transaction, Cheniere is obligated to issue an additional 750,000 shares of common stock when it completes the permitting process and an LNG site is ready for construction to commence. The 500,000 shares issued in June were valued at $1,150,000, or $2.30 per share, the closing market price of the Company's common stock on the date of the transaction. Under the terms of the lease option, the Company is obligated to make semi-annual payments of $125,000 commencing in September 2001 and continuing throughout the 3-year term of the lease option. Such option payments will be applied toward lease rentals upon execution of a long-term lease.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE 4 - INVESTMENT IN UNCONSOLIDATED AFFILIATE

     Cheniere accounts for its investment in Gryphon Exploration Company ("Gryphon") using the equity method of accounting. Cheniere does not participate in the day-to-day management of Gryphon, does not exercise control over Gryphon and cannot effect a change in the management of Gryphon. Cheniere presently owns 100% of the outstanding common stock of Gryphon. At such time as Gryphon's preferred shares are converted to common shares, Cheniere's equity interest in Gryphon's earnings (losses) will be calculated using the Company's percentage ownership of common shares on a converted basis, which percentage is 23.6% as of November 7, 2001. Gryphon was formed on October 11, 2000. Results of Gryphon's operations for the three months and nine months ended September 30, 2001 are summarized as follows:


                                                               Period Ended September 30, 2001
                                                               -------------------------------
                                                                Three Months       Nine Months
                                                               --------------     ------------
Net sales                                                      $  273,733        $    668,141
Gross profit                                                      227,882             562,280
Income from continuing operations                                 (46,074)             77,445
Net income (loss)                                                 (46,074)             77,445
Accrued preferred dividends                                      (883,408)         (2,014,357)
Cheniere's equity in net loss of unconsolidated affiliate        (929,482)         (1,936,912)

     During the first nine months of 2001, Gryphon made cash calls totaling $20,000,000 against its capital commitment of $75,000,000. Cheniere declined to participate in such cash calls, and accordingly, its ownership interest in Gryphon, after the effect of converting preferred stock into common stock, was reduced from 36.8% at December 31, 2000 to 24.4% as of July 23, 2001.
Cheniere's ownership interest was diluted further to 23.6% on July 27, 2001, when it transferred 6,740 shares of Gryphon common stock to Gryphon in connection with the sale of licenses to certain seismic data. (See Note 6 for additional discussion.)

     In connection with its contribution of a seismic license to Gryphon, Cheniere is obligated to pay a transfer fee of up to $2,500,000, in ten installments of $250,000, which would become payable after one month of production from each of ten separate successful wells completed by Gryphon within the 8,800-square-mile data set. The first such payment is due in October 2001 and will bear interest at 18%. Such transfer fees are recorded as additions to Cheniere's investment in Gryphon.


NOTE 5 - SALE OF PROPRIETARY DATA SET

     In September 2001, Cheniere acquired all rights to its 228-square-mile proprietary seismic database from the industry partner with whom it had jointly acquired the data in 1996 and 1997. Cheniere subsequently sold the seismic data to a seismic marketing company for $2,500,000 and a share in licensing proceeds generated by the marketing company. Proceeds from the September 2001 sale of 3D seismic data were recorded as a reduction to the Company's unproved oil and gas property costs. Cheniere retained a license to all of the seismic data for use in its exploration program.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 6 - RELATED PARTY TRANSACTIONS

     In April 2001, the Company sold an interest in a prospect to Gryphon. Gryphon paid Cheniere $225,563 for a 50% interest in the related leases and will pay a disproportionate share of the drilling costs on terms representative of what a third party would pay for participation in the prospect generated by Cheniere.

     In June 2001, Cheniere sold to Gryphon for $3,500,000 one of its two licenses to certain 3D seismic data covering 3,800 square miles. Gryphon paid $853,197 in cash to Cheniere and assumed $2,646,803 of Cheniere's obligations related to the reprocessing of the data. Cheniere is responsible for the cost of reprocessing the remainder of the data ($1,061,692), which is expected to be completed in the first quarter of 2002. Cheniere retains one license to the seismic data.

     In July 2001, Cheniere sold to Gryphon for $3,500,000 one of its two licenses to certain 3D seismic data covering an additional 3,000 square miles. Gryphon assumed Cheniere's entire obligation ($4,174,021) related to the reprocessing of the data. At September 30, 2001, Cheniere has included $750,880 in accounts receivable related to reprocessing charges which are to be paid by Gryphon. In connection with the transaction, Cheniere transferred to Gryphon 6,740 shares of Gryphon common stock, valued at $674,021, or $100 per share, based on the estimated fair market value of the Gryphon common stock. Cheniere retains one license to the seismic data.

     In September 2001, the Company made a payment of $40,000 to its chairman representing consulting fees for the months of October 2001 through January 2002. The balance is included in prepaid expenses at September 30, 2001.


NOTE 7 - SUBSEQUENT EVENTS

     In October 2001, the Company received a cash call from Gryphon in the amount of $10,000,000 ($2,361,725 net to Cheniere). Cheniere declined to participate. In the event Warburg, Pincus Equity Partners, L.P. contributes the full $10,000,000 to Gryphon on or before November 19, 2001, as it is entitled to do, Cheniere's as-converted, effective interest in Gryphon will be reduced from 23.6% to 20.2%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's unaudited consolidated financial statements and notes thereto relate to the three-month and nine-month periods ended September 30, 2001 and 2000. These statements, the notes thereto and the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 contain detailed information that should be referred to in conjunction with the following discussion.

PRODUCTION AND PRODUCT PRICES

     Information concerning the Company's production and average prices received for the three-month and nine-month periods ended September 30, 2001 and 2000 is presented in the following table:

                                  Three Months                Nine Months
                                Ended September 30,       Ended September 30,
                               --------------------     ----------------------
                                 2001       2000          2001         2000
                               -------     -------      --------    ----------
Production
  Oil (Bbls)                       355           -         1,880         3,041
  Gas (Mcf)                    141,037     280,106       448,980     1,227,281
  Gas equivalents (Mcfe)       143,167     280,106       460,260     1,245,527

Average sales prices
  Oil (per Bbl)               $  26.15    $      -      $  28.92   $     29.22
  Gas (per Mcf)               $   2.90    $   4.56      $   4.92   $      3.47
  Gas equivalents (per Mcfe)  $   2.92    $   4.56      $   4.92   $      3.49


RESULTS OF OPERATIONS

     COMPARISON OF THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000 - The Company's operating results for the three months ended September 30, 2001 reflect a loss of $4,632,237, or $0.35 per share (basic and fully diluted), compared to a loss of $81,131, or $0.01 per share (basic and fully diluted) a year earlier. The most significant factor in Cheniere's loss for the current quarter is a non-cash ceiling test write-down of $2,966,603.

     In the three months ended September 30, 2001, Cheniere recorded oil and gas revenues of $395,540 compared to $1,198,052 a year earlier. The decrease in revenues related to a decline in production from 280,106 million cubic feet equivalents ("Mcfe") for the 2001 third quarter to 143,167 Mcfe for the same period in 2001 and a decrease in product prices from $4.56 to $2.92 per Mcfe of gas. The decrease in production reflects depletion of the zones currently producing in the Company's two wells. Production costs totaled $68,943 for the third quarter of 2001 and $120,494 for the respective 2000 quarter, with such decrease relating primarily to the effect of lower production rates on severance taxes.

     Depreciation, depletion and amortization expense decreased to $332,570 for the 2001 third quarter compared to $901,084 for the same period in 2000. Depreciation, depletion and amortization of oil and gas property costs decreased to $292,059 for the 2001 quarter compared to $785,667 for the same period in 2000, principally due to lower levels of production in 2001. Depreciation of fixed assets decreased to $49,275 in the 2001 quarter, compared to $115,417 during the same period in 2000, as a result of Cheniere's transfer of assets to Gryphon in October 2000.

     At September 30, 2001, the Company's capitalized costs exceeded its capitalization ceiling by $2,966,603, resulting in a non-cash ceiling test write-down. The write-down was a result of a decline in oil and gas prices to $22.00 per barrel and $2.16 per Mcf, respectively, at September 30, 2001 (compared to $28.00 per barrel and $3.68 per Mcf at June 30, 2001). If oil and gas prices continue to decline, the Company may be required to record additional write-downs in the future.

     General and administrative ("G&A") expenses, net of recoveries and amounts capitalized, were $1,157,574 and $262,510 in the third quarters of 2001 and 2000, respectively. Total G&A expenses increased by $249,730 to $1,344,574 from the total of $1,094,844 a year earlier. Legal and professional fees increased by $243,129 to $340,316 in the third quarter of 2001 principally related to the Company's project to develop an LNG receiving terminal business and the acquisition of sites for such terminals in 2001. Consulting expenses increased by $243,449 to $315,629, also related to the LNG project. Salaries and benefits decreased by $287,973 to $363,228 in 2001 due to fewer employees as a result of the formation of, and transfer of certain employees to, Gryphon in October 2000. Cheniere capitalized $187,000 of G&A expenses to oil and gas property costs in the third quarter of 2001 compared to $459,000 during the same period of 2000, the change being a direct result of the reduced number of Cheniere's exploration staff following the formation of Gryphon in October 2000. Finally, Cheniere received no management fees in 2001, compared to $373,333 which served to offset G&A expenses in the 2000 quarter.

     Cheniere accounts for its investment in Gryphon using the equity method of accounting. Cheniere does not participate in the day-to-day management of Gryphon, does not exercise control over Gryphon and cannot effect a change in the management of Gryphon. Cheniere's equity interest in Gryphon's operating results for the three months ended September 30, 2001 was a loss of $929,482 during the same period of 2000, calculated by applying Cheniere's 100% common stock ownership interest to Gryphon's net loss of $46,074 and reducing such result for Gryphon's preferred dividends earned but undeclared for the quarter of $883,408. At such time as Gryphon's preferred shares are converted to common shares, Cheniere's equity interest in Gryphon's earnings (losses) will be calculated using its percentage ownership of common shares on an as-converted basis, which percentage is 23.6% as of November 7, 2001. In October 2001, the Company received a cash call from Gryphon in the amount of $10,000,000 ($2,361,725 net to Cheniere). Cheniere declined to participate. In the event Warburg, Pincus Equity Partners, L.P. ("Warburg") contributes the full $10,000,000 to Gryphon on or before November 19, 2001, as it is entitled to do, Cheniere's as-converted, effective interest in Gryphon will be reduced from 23.6% to 20.2%. Gryphon commenced operations on October 11, 2000.

     In connection with the July 2001 sale to Gryphon of a license to certain 3D seismic data, Cheniere also transferred to Gryphon 6,740 shares of Gryphon common stock, valued at $674,021, or $100 per share, based on the estimated fair market value of the Gryphon common stock. Cheniere's book basis in the stock was $248,343, resulting in a gain on the sale of affiliate stock in the amount of $425,678.


     COMPARISON OF NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000 - The Company's operating results for the nine months ended September 30, 2001 reflect a net loss of $9,328,713, or $0.72 per share (basic and fully diluted) compared to a net loss of $25,373, or $0.00 per share (basic and fully diluted), during the same period of 2000. The most significant factors in Cheniere's loss for the 2001 period are non-cash ceiling test write-downs of $2,159,645 in the second quarter and $2,966,603 in the third quarter, totaling $5,126,248 for the nine months.

     In the first nine months of 2001, Cheniere recorded revenues of $2,142,028 compared to $4,102,735 in 2000. The decrease in revenues resulted principally from a decline in production from 1,245,547 Mcfe for the nine-month period ended September 30, 2000 compared to 460,260 Mcfe for the same period in 2001 offset by the effect of an increase in product prices from $3.49 to

$4.92 per Mcfe. The decrease in production reflects depletion of the zones currently producing in the Company's two wells. Production costs totaled $276,006 for the 2001 period and $316,227 for the 2000 period, with the decrease relating primarily to the effect of lower production rates on severance taxes.

     Depreciation, depletion and amortization expense decreased to $1,093,202 for the first nine months of 2001 compared to $2,897,431 in the first nine months of 2000. Depreciation, depletion and amortization of oil and gas property costs decreased to $938,928 for the 2001 period compared to $2,563,741 for the 2000 period, principally due to lower levels of production in 2001. Depreciation of fixed assets decreased to $144,674 in the 2001 period, compared to $333,690 during the same period of 2000, as a result of Cheniere's transfer of assets to Gryphon in October 2000.

     At September 30, 2001, the Company's capitalized costs exceeded its capitalization ceiling by $2,966,603, resulting in a non-cash ceiling test write-down. This write-down was a result of a decline in oil and gas prices to $22.00 per barrel and $2.16 per Mcf at September 30, 2001 (compared to $28.00 per barrel and $3.68 per Mcf at June 30, 2001). At June 30, 2001, the Company's capitalized costs exceeded its capitalization ceiling by $2,159,645, also resulting in a ceiling test write-down. The write-down was a result of a decline in oil and gas prices to $28.00 per barrel and $3.68 per Mcf at June 30, 2001 (compared to $29.72 per barrel and $10.71 per Mcf at December 31, 2000).

     G&A expenses, net of recoveries and amounts capitalized, were $3,479,732 and $932,274 in the first nine months of 2001 and 2000, respectively. Total G&A expenses increased by $916,791 to $4,087,732 in the 2001 period from the total of $3,170,941 a year earlier. Legal and professional fees increased by $836,865 to $1,112,491 principally related to the Company's project to develop an LNG receiving terminal business and the acquisition of sites for such terminals in 2001. Consulting expenses increased by $661,531 to $873,449, also related to the LNG project. Salaries and benefits decreased by $625,100 to $1,112,344 in 2001 due to fewer employees as a result of the formation of, and transfer of certain employees to, Gryphon in October 2000. Also included in the 2001 period were $93,000 in non-cash expenses related to the issuance of warrants to a consultant who provided services to the Company including assisting in listing Cheniere's stock on The American Stock Exchange. Cheniere capitalized $608,000 of G&A expenses to oil and gas property costs in the first nine months of 2001 compared to $1,262,000 a year earlier, the change being a direct result of the reduced number of Cheniere's exploration staff following the formation of Gryphon in October 2000. Finally, Cheniere received no management fees in 2001, compared to $976,667 which served to offset G&A expenses in the 2000 period.

     Cheniere accounts for its investment in Gryphon using the equity method of accounting. Cheniere does not participate in the day-to-day management of Gryphon, does not exercise control over Gryphon and cannot effect a change in the management of Gryphon. Cheniere's equity interest in Gryphon's operating results for the nine-months ended September 30, 2001 was $1,936,912, calculated by applying Cheniere's 100% common stock ownership interest to Gryphon's net income of $77,445 during the same period in 2000 and reducing such result for Gryphon's preferred dividends earned but undeclared for the period of $2,014,357. At such time as Gryphon's preferred shares are converted to common shares, Cheniere's equity interest in Gryphon's earnings (losses) will be calculated using its percentage ownership of common shares on an as-converted basis, which percentage is 23.6% as of November 7, 2001. In October 2001, the Company received a cash call from Gryphon in the amount of $10,000,000 ($2,361,725 net to Cheniere). Cheniere declined to participate. In the event Warburg contributes the full $10,000,000 to Gryphon on or before November 19, 2001, as it is entitled to do, Cheniere's as-converted, effective interest in
Gryphon will be reduced from 23.6% to 20.2%.    Gryphon commenced operations on
October 11, 2000.

     In connection with the July 2001 sale to Gryphon of a license to certain 3D seismic data, Cheniere also transferred to Gryphon 6,740 shares of Gryphon common stock, valued at $674,021, or $100 per share, based on the estimated fair market value of the Gryphon common stock. Cheniere's book basis in the stock was $248,343, resulting in a gain on the sale of affiliate stock in the amount of $425,678.


LIQUIDITY AND CAPITAL RESOURCES

     Cash balances and cash flows from current operations will not be adequate to meet the future liquidity requirements of the Company. The Company expects that future liquidity requirements will be met by one or more of the following: the divestiture of producing oil and gas properties, sales of portions of its working interest in the prospects within its exploration program, sale to an industry partner of a participation in the Company's exploration program, sale of proprietary 3D seismic data licenses, sale of a participation interest in the Company's LNG project, and/or additional offerings of the Company's equity securities. Management expects to meet all of its liquidity requirements for the next twelve months through such sources. In the event that the Company is unable to obtain additional capital from one or more of these sources, its operations could be adversely affected.

     In its second quarter report, the Company stated that subsequent to June 30, 2001, it had received and was evaluating offers for the sale of its producing oil and gas properties, for the sale of an interest in certain prospects, for the sale of a portion of its 3D seismic data, and for the sale of a participation interest in its LNG project. Due to market conditions at the time, the Company elected not to sell its producing oil and gas properties in what it deemed to be a time of temporarily depressed gas prices. Cheniere has sold interests in certain of its prospects, generating proceeds totaling approximately $226,000 in April 2001, $517,000 in August 2001 and $410,000 in October 2001. Cheniere also completed the sale of its proprietary 3D seismic data in September 2001 for $2,500,000 and a share in licensing proceeds generated by the purchaser. The Company rejected an offer to purchase its LNG project for securities valued at $10,000,000. The offer rejected by the Company was subject to customary conditions and restrictions. There can be no assurance that the Company could actually receive $10,000,000 for its LNG project or obtain financing secured by such project. The Company has retained Petrie Parkman & Co. to assist in arranging financing for its LNG project.

Cash Flow from Operating Activities

     Due to declines in the production rates of its two wells and expenses related to the development of an LNG receiving terminal business, the Company reported a $1,325,029 net use of cash in its operations (before changes in operating assets and liabilities) for the nine months ended September 30, 2001. At September 30, 2001, the Company had a working capital deficit of $441,017.

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

Exploration Funding

     On October 11, 2000, Cheniere completed a transaction with Warburg to fund its exploration program on approximately 8,800 square miles of seismic data in the Gulf of Mexico through a newly formed affiliated company, Gryphon. Cheniere contributed selected assets and liabilities in exchange for 100% of the common stock of Gryphon (a 36.8% effective interest after conversion of preferred stock held by Warburg) and $2,000,000 in cash. Warburg contributed $25,000,000 in cash and received preferred stock, with an 8% cumulative preferred dividend, convertible into 63.2% of Gryphon's common stock. Cheniere and Warburg also agreed, under certain circumstances, to contribute an additional $75,000,000 to Gryphon, proportionate to their respective ownership interests.

     During the first nine months of 2001, Gryphon made cash calls totaling $20,000,000. Cheniere declined to participate in such cash calls, and accordingly, its ownership interest in Gryphon, after the effect of converting preferred stock into common stock, was reduced from 36.8% at December 31, 2000 to 24.4% as of July 23, 2001. Cheniere's ownership interest was diluted further to 23.6% on July 27, 2001, when it transferred 6,740 shares of Gryphon common stock to Gryphon in connection with the sale of licenses to certain seismic data. In October 2001, the Company received a cash call from Gryphon in the amount of $10,000,000 ($2,361,725 net to Cheniere). Cheniere declined to participate. In the event Warburg contributes the full $10,000,000 to Gryphon on or before November 19, 2001, as it is entitled to do, Cheniere's as-converted, effective interest in Gryphon will be reduced from 23.6% to 20.2%.

Seismic Reprocessing

     Between June 2000 and October 2000, Cheniere acquired licenses to approximately 6,800 miles of seismic data primarily in the shallow waters offshore Texas and also in the West Cameron area in the Gulf of Mexico (the "Offshore Texas Project Area") in separate transactions with Seitel Data Ltd., a division of Seitel Inc., and JEBCO Seismic, L.P. Cheniere committed to reprocess all of the data from the Offshore Texas Project Area at a cost of approximately $8,500,000, payable in installments beginning in October 2000 and continuing through the final delivery of reprocessed data, which is expected to occur in the fourth quarter of 2001. Deliveries of reprocessed data began in May 2001. After the assumption of liabilities by Gryphon related to its purchase of one license to the data (discussed below), Cheniere's remaining liability for reprocessing is $1,061,692.

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

Sale of Proprietary Seismic Data

     In September 2001, Cheniere acquired all rights to its 228-square-mile proprietary seismic database from the industry partner with whom it had jointly acquired the data in 1996 and 1997. Cheniere subsequently sold the seismic data to a seismic marketing company for $2,500,000 and a share in licensing proceeds generated by the marketing company. Proceeds from the September 2001 sale of 3D seismic data were recorded as a reduction to the Company's unproved oil and gas property costs. Cheniere retains a license to all of the seismic data for use in its exploration program.


RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

     In early July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." The standards revise accounting for business combinations by:

        . prohibiting the "pooling of interest" method of accounting and requiring the purchase method of accounting to be used on all business combinations initiated after June 30, 2001;

        . requiring that separately identifiable intangible assets, other than goodwill, be recorded as assets. These intangible assets must either be amortized over their useful lives or, if they have indefinite useful lives, not be amortized and periodically tested for impairment; and

        . ceasing all amortization of goodwill, instead requiring it be tested at least annually for impairment. In addition, existing goodwill on business combinations completed before July 1, 2001 will no longer be amortized after December 31, 2001 and should be tested annually for impairment.

     Cheniere will account for all future business combinations under SFAS
No. 141. Effective January 1, 2002, Cheniere will adopt SFAS No. 142 as required. The impact of these standards will be evaluated in future periods, but it is not expected to be material.

     The FASB also issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement significantly changes the method of accruing for costs associated with the retirement of fixed assets (e.g., oil and gas production facilities) for which an entity is legally obligated to incur. We will be further evaluating the impact and timing of implementation of SFAS No.
143. Implementation of this standard is required no later than January 1, 2003, with earlier adoption encouraged.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which clarified certain implementation issues arising from SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This standard is effective January 1, 2002, and the Company is currently assessing its impact.


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

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The information contained in Notes 3 and 6 to the Consolidated Financial Statements is incorporated herein by reference.


ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Each of the following exhibits is incorporated by reference or filed herewith:

   Exhibit No.     Description
   -----------     -----------

   3.1 Amended and Restated Certificate of Incorporation of Cheniere Energy, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1999)

   3.2 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cheniere Energy, Inc. (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1999)

   3.3 By-laws of Cheniere as amended through April 7, 1997 (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K filed on March 29, 1999)

(b)  Current Reports on Form 8-K: None.

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

                                    Date: November 9, 2001