Form 10-K/A
period 2000-12-31
CHENIERE ENERGY INC
filed 2001-11-30
CIK 3570

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

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

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K/A OR ANY AMENDMENT TO THIS FORM 10-K/A. [_]

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

                             CHENIERE ENERGY, INC.
                              Index to Form 10-K/A



PART I....................................................................................................    3
Items 1 and 2. Business and Properties....................................................................    3
Item 3. Legal Proceedings.................................................................................   18
Item 4. Submission of Matters to a Vote of Security Holders...............................................   18
PART II...................................................................................................   19
Item 5. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters...   19
Item 6.  Selected Financial Data..........................................................................   19
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations............   21
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk......................................   26
Item 8. Financial Statements and Supplementary Data.......................................................   27
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............   54
PART III..................................................................................................   55
Items 10-13. (Incorporated by reference to Proxy Statement)...............................................   55
PART IV...................................................................................................   55
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..................................   55
SIGNATURES................................................................................................   60

                                    PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

GENERAL

Cheniere Energy, Inc., a Delaware corporation, is a Houston-based company engaged in oil and gas exploration, development and exploitation. The terms Cheniere and Company refer to Cheniere Energy, Inc. and its subsidiaries. The Company evaluates and generates drilling prospects using a regional and integrated approach with a large seismic database as a platform.

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

As used in this Report, Mcf means thousand cubic feet, Mmcf means million cubic feet, Bcf means billion cubic feet, Bbl means barrel or 42 U.S. gallons liquid volume, Mbbl means thousand barrels, Mcfe means thousand cubic feet of natural gas equivalent using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate and natural gas liquids, Mmcfe means million cubic feet of natural gas equivalent, Bcfe means billion cubic feet of natural gas equivalent, and Mmbtu means million British thermal units. This Report includes various other capitalized terms that are defined when first used.

GENERAL DEVELOPMENT OF BUSINESS

Cheniere Energy Operating Co., Inc. (Cheniere Operating) was incorporated in Delaware in February 1996 for the purpose of engaging in the oil and gas exploration business, initially on the Louisiana Gulf Coast. On July 3, 1996, Cheniere Operating underwent a reorganization whereby Bexy Communications, Inc., a publicly held Delaware corporation (Bexy), received 100% of the outstanding shares of Cheniere Operating, and the former stockholders of Cheniere Operating received approximately 93% of the issued and outstanding Bexy shares. As a result of the share exchange, a change in the control of the Company occurred. The transaction was accounted for as a recapitalization of Cheniere Operating. Bexy spun off its existing assets and liabilities to its original stockholders and changed its name to Cheniere Energy, Inc. Cheniere Operating became a wholly-owned subsidiary of the Company.

Cameron Project. In 1996, Cheniere entered into an exploration agreement with an industry partner to acquire and process proprietary seismic data along the transition zone in Cameron Parish, Louisiana, covering a 228-square- mile area (the Cameron Project). The 228-square-mile survey was acquired jointly by Cheniere and an industry partner, and initial processing was completed in 1997. Interpretation of the data yielded drilling prospects located onshore and in the state and federal waters of offshore Louisiana. Leasing activity occurred over identified prospects throughout these areas and five prospects were drilled during 1999. Leasing over additional prospects began in 2000 and continues. See --Exploration Programs.


Offshore Louisiana Area. In an effort to provide continued access to high quality drilling prospects, the Company expanded beyond the Cameron Project and into the shallow waters of the Gulf of Mexico. In 1999, Cheniere licensed 8,800 square miles of seismic data from Fairfield Industries (the Offshore Louisiana
Area). The Company also made the commitment to reprocess the entire 8,800 square-mile seismic database. On March 10, 2000, the Company entered into a Joint Exploration Agreement with Samson Offshore Company (Samson), whereby Samson acquired an option to participate at a 50% working interest level in any prospects Cheniere generates within an area of mutual interest in the Gulf of Mexico through September 2001.

On September 15, 2000 Cheniere reached an agreement (the Gryphon Transaction) with Warburg, Pincus Equity Partners, L.P. (Warburg), a global private equity fund based in New York, to fund exploration and development in the Offshore Louisiana Area through a newly formed private corporation, Gryphon Exploration Company (Gryphon). The Company contributed to Gryphon: (i) the Company's license from Fairfield Industries to seismic data covering the Offshore Louisiana Area;
(ii) the Company's interest in the Joint Exploration Agreement with Samson,
(iii) certain offshore leases, including its Shark prospect on West Cameron Block 49, and

(iv) certain other assets and liabilities, all in exchange for 100% of the common stock of the subsidiary and cash. Warburg invested $25,000,000 and received preferred stock, with an 8% accruing dividend, convertible into 63.2% of Gryphon's common stock. Cheniere and Warburg have also agreed, under certain circumstances, to contribute to Gryphon their respective shares of an additional $75,000,000 investment. The Gryphon Transaction was consummated on October 11, 2000. See --Investment in Gryphon Exploration Company.

Offshore Texas Project Area. Between June 2000 and October 2000, Cheniere acquired licenses to approximately 6,800 miles of seismic data primarily in the shallow waters offshore Texas and also in the West Cameron area in the Gulf of Mexico (the Offshore Texas Project Area) in separate transactions with Seitel Data Ltd., a division of Seitel Inc., and JEBCO Seismic, L.P. Cheniere has committed to reprocess all of the data from the Offshore Texas Project Area at a cost of approximately $8,500,000, payable in installments beginning in October 2000 and continuing through the final delivery of reprocessed data, which is expected to occur by December 2001. See --Exploration Programs.

Cheniere's existing data set covering the Cameron Project and the reprocessed data set covering the Offshore Texas Project Area, as it is delivered, provide the Company the framework with which to identify potential drilling prospects which may then be acquired through leasing at the area-wide federal and state lease sales, through farm-ins (agreements whereby a third party owner of lease interests grants to the Company the right to earn an assignment of an interest in the lease, typically by drilling one or more wells), and through participation in industry prospects. Cheniere has added exploration staff and infrastructure and plans to engage an exploration partner with the intent of commencing exploration drilling of the Offshore Texas Project Area during 2001.


As a part of its plans to add exploration staff, in December 2000, Cheniere entered into an agreement with Aurora Exploration, LLC (Aurora) to assist Cheniere in the interpretation of the Company's seismic data sets and in the Company's prospect generation activities. The initial term of the agreement is through March 2001, but it is anticipated that the agreement will be extended for an additional two years. Aurora, based in Lafayette, LA, will focus its efforts on the Mustang Island, Matagorda and West Cameron areas of the Gulf of Mexico shelf, using a portion of Cheniere's recently licensed seismic data from the Offshore Texas Project Area.

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

Seismic Data

Cheniere has acquired two significant seismic database assets: 1) a 228 square-mile proprietary seismic program covering the transition zone in Cameron Parish (the Cameron Project described above), and 2) a 6,800 square-mile seismic database comprising several seismic surveys in the shallow waters offshore Texas (the Offshore Texas Project Area described above). The offshore Texas database has been available previously to the industry and was processed using a technique called dip move out (DMO). Cheniere has acquired the DMO data and is underwriting the reprocessing of the data utilizing another technology known as prestack time migration (PSTM). Both DMO and PSTM are processing techniques which improve seismic data quality to more accurately image subsurface features. Of the two techniques, PSTM is more advanced and technically accurate. The regional PSTM data is the technology tool which management believes gives Cheniere a competitive advantage and is being processed at the rate of approximately 600-800 square-miles (70-80 blocks) per month.


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

Investment in Gryphon Exploration Company

Cheniere has a 36.8% interest in Gryphon, after giving effect to the conversion of all shares of Gryphon's convertible preferred stock to shares of Gryphon common stock, but does not participate in the day-to-day management of Gryphon, does not exercise control over Gryphon, and cannot effect a change in the management of Gryphon.


In the Gryphon Transaction, the Company contributed the license to 8,800 square miles of seismic data that it had originally licensed from Fairfield Industries. The data covered more than 1,100 outer continental shelf blocks in the shallow waters of the Gulf of Mexico (the Offshore Louisiana Area). Cheniere also assigned its rights in its Joint Exploration Agreement with Samson. Under that agreement, Samson has the option to participate as a 50% working interest owner in any drilling prospect generated or acquired by Cheniere in a designated area of mutual interest coincident with the Offshore Louisiana Area within the Gulf of Mexico.

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
                                         ===============      ===============      ===============      ===============

Cheniere drilled no wells prior to 1999. All of the Company's wells are located in the United States. Although the Company commenced drilling the Shark well during 2000, the Company assigned its interest in the Shark well to Gryphon, its unconsolidated affiliate, in connection with the Gryphon Transaction in October 2000. At December 31, 2000, the Company was not participating in the drilling of any wells.


OIL AND GAS RESERVES

All information herein regarding estimates of Cheniere's proved reserves, related future net revenues and PV-10 is taken from reports generated by Ryder Scott Company, the Company's independent petroleum engineers, in accordance with the rules and regulations of the SEC. The independent engineers' estimates were based upon a review of production histories and other geologic, economic, ownership and engineering data provided by the Company.

                                                                       DECEMBER 31, 2000
                                           --------------------------------------------------------------------------
                                                                        PROVED RESERVES
                                           --------------------------------------------------------------------------
                                                OIL                GAS
                                              (BBLS)              (MCF)               MCFE              PV-10 (1)
                                           --------------      --------------      --------------     ---------------
West Cameron Block 49                              19,874           4,568,000           4,687,244     $    20,618,002
                                           --------------      --------------      --------------     ---------------
Proved Reserves - Consolidated                     19,874           4,568,000           4,687,244     $    20,618,002
                                           ==============      ==============      ==============     ===============
Proved Reserves - Total (2)                        22,514           6,242,000           6,377,084     $    29,756,922
                                           ==============      ==============      ==============     ===============
Proved Developed Reserves -
Consolidated                                       16,913           3,982,000           4,083,478     $    17,080,027
                                           ==============      ==============      ==============     ===============
Proved Developed Reserves - Total (2)              19,553           5,656,000           5,773,318     $    26,218,947
                                           ==============      ==============      ==============     ===============

(1) The PV-10 amount (present value of estimated future net revenues discounted at 10%) is calculated using year-end prices of $29.72 per barrel of oil and $10.71 per mcf of gas.
(2) Includes Cheniere's proportional share, based on its 100% common stock ownership, of the proved reserves, proved developed reserves and PV-10 value of Gryphon ( 2,640 barrels of oil, 1,674,000 mcf of gas and PV-10 of $9,138,920). Such proportional share of Gryphon reserves and PV-10 value is based upon Cheniere's ownership of 100% of Gryphon's common stock and will be reduced to 36.8% upon the conversion of Gryphon's preferred shares. See --General Development of Business.

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

In accordance with SEC guidelines, the independent engineers' estimates of future net revenues from the Company's proved reserves and the present value thereof are made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including, in the case of gas contracts, the use of fixed and determinable contractual price escalations. The Company may receive amounts different than the independent engineers' estimates for a number of reasons, including changes in prices. See Supplemental Information to Consolidated Financial Statements. Estimates of the Company's proved oil and gas reserves were not filed with or included in reports to any other federal authority or agency other than the SEC during the fiscal year ended December 31, 2000.


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

The availability of a ready market for and the price of any hydrocarbons produced by the Company will depend on many factors beyond the control of the Company, including the extent of domestic production and imports of foreign oil, the marketing of competitive fuels, the proximity and capacity of natural gas pipelines, the availability of transportation and other market facilities, the demand for hydrocarbons, the political conditions in international oil-producing regions, the effect of federal and state regulation of allowable rates of production, taxation, the conduct of drilling operations, and federal regulation of natural gas. In the past, as a result of excess deliverability of natural gas, many pipeline companies curtailed the amount of natural gas taken from producing wells, shut in some producing wells, significantly reduced gas taken under existing contracts, refused to make payments under applicable take-or- pay provisions, and have not contracted for gas available from some newly completed wells. The Company can give no assurance that such conditions will not arise again.

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

MMS Regulation

The Company may conduct certain activities on federal oil and gas leases which the Minerals Management Service (MMS) administers. The MMS grants leases through competitive bidding. These leases contain relatively standardized terms and require compliance with detailed MMS regulations and orders pursuant to The Outer Continental Shelf Lands Act (OCSLA) (which regulations and orders are subject to change by the MMS). For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits which may be required from other agencies (such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has adopted regulations requiring offshore production facilities located on the Outer Continental Shelf (OCS) to meet stringent engineering and construction specifications. The MMS also has regulations restricting the flaring or venting of natural gas, and has amended such regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization except under certain limited circumstances. Also, the MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the removal of all production facilities. To cover the various obligations of lessees on the OCS, the MMS generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other surety can be substantial and there is no assurance that the Company will be able to obtain such bonds or other surety in all cases.

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

Natural Gas Marketing and Transportation

The Federal Energy Regulatory Commission (FERC) regulates the transportation and sale for resale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938 (NGA) and the Natural Gas Policy Act of 1978 (the NGPA). In the past, the federal government has regulated the prices at which natural gas could be sold. Deregulation of wellhead sales of natural gas began with the enactment of the NGPA in 1978. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act (the Decontrol Act) which removed all NGA and NGPA price and nonprice controls affecting wellhead sales of natural gas effective January 1, 1993. While sales by producers of natural gas can currently be made at uncontrolled market prices, Congress could reenact price controls in the future.

Commencing in April 1992, the FERC issued its Order No. 636 and related clarifying orders (Order No. 636), which, among other things, restructured the interstate natural gas industry and required interstate pipelines to provide transportation services separate, or unbundled, from the pipelines' sales of natural gas. Order No. 636 and certain related proceedings have been the subject of a number of judicial appeals and orders on remand by the FERC. Order No. 636 has largely been upheld on appeal. The Company cannot predict when these remaining appeals will be completed or their impact on the Company. The FERC continues to address Order 636-related issues (including capacity brokering, alternative and negotiated ratemaking and transportation policy matters) in a number of pending proceedings. It is unclear what impact, if any, increased competition within the natural gas industry under Order Nos. 636, et al., will have on the Company's activities. Although Order No. 636 could provide the Company with additional market access and more fairly applied transportation service rates, Order No. 636 could also subject the Company to more restrictive pipeline imbalance tolerances and greater penalties for violations of these tolerances.

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

OCSLA requires that all pipelines operating on or across the OCS provide open-access, non-discriminatory service. Although the FERC has opted not to impose the regulations of Order No. 509, in which the FERC implemented OCSLA, on gatherers and other non-jurisdictional entities, the FERC has retained the authority to exercise jurisdiction over those entities if necessary to permit non-discriminatory access to service on OCS. In this regard, the FERC issued a Statement of Policy (Policy Statement) regarding the application of its jurisdiction under the NGA and OCSLA over natural gas facilities and service on OCS. In the Policy Statement, the FERC concluded that facilities located in water depths of 200 meters or more shall be presumed to have a primary purpose of gathering up to the point of interconnection with the interstate pipeline grid. The FERC has determined that gathering facilities are outside of its jurisdiction, and thus, it will no longer regulate the rates and services of such OCS facilities under the NGA. While it is not possible to determine what the actual impact of this new policy will be, it is possible that the Company could experience an increase in transportation costs associated with its OCS natural gas production and, possibly, reduced access to OCS transmission capacity.

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

The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as the Superfund law, imposes liability, without regard to fault or the original conduct, on certain classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances.

The Company's operations may be subject to the Clean Air Act (CAA) and comparable state and local requirements. Amendments to the CAA were adopted in 1990 and contain provisions that may result in the gradual imposition of certain pollution control requirements with respect to air emissions from the operations of the Company. The EPA and states have been developing regulations to implement these requirements. The Company may be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with maintaining or obtaining permits and approvals addressing other air emission-related issues. The Company does not believe, however, that its operations will be materially adversely affected by any such requirements.

In addition, the U.S. Oil Pollution Act (OPA) requires owners and operators of facilities that could be the source of an oil spill into waters of the United States (a term defined to include rivers, creeks, wetlands, and coastal waters) to adopt and implement plans and procedures to prevent any spill of oil into any waters of the United States. OPA also requires affected facility owners and operators to demonstrate that they have at least $35 million in financial resources to pay for the costs of cleaning up an oil spill and compensating any parties damaged by an oil spill. Such financial assurances may be increased to as much as $150 million if a formal assessment indicates such an increase is warranted.

Operations of the Company are also subject to the federal Clean Water Act (CWA) and analogous state laws. In accordance with the CWA, the state of Louisiana has issued regulations prohibiting discharges of produced water in state coastal waters, effective July 1, 1997. Producers may be required to incur certain capital expenditures in the next several years in order to comply with the prohibition against the discharge of produced waters into Louisiana coastal waters or increase operating expenses in connection with offshore operations in Louisiana coastal waters. Pursuant to other requirements of the CWA, the EPA has adopted regulations concerning discharges of storm water runoff. This program requires covered facilities to obtain individual permits, participate in a group permit or seek coverage under an EPA general permit. The Company believes that it will be able to obtain, or be included under, such storm water discharge permits, where necessary.

In addition, the disposal of wastes containing naturally occurring radioactive material, which are commonly generated during oil and gas production, is regulated under state law. Typically, wastes containing naturally occurring radioactive material can be managed on-site or disposed of at facilities licensed to receive such waste at costs that are not expected to be material.

OPERATIONAL RISKS AND INSURANCE

The Company anticipates that any wells established by it will be drilled by proven industry contractors. Based on financial considerations, the Company may choose to utilize turnkey drilling contracts that limit its financial and legal exposure. Under a turnkey drilling contract, a negotiated price is agreed upon and the money is placed in escrow. The drilling contractor then assumes all of the risk and expense, including any cost overruns, of drilling a well to contract depth and completing any agreed upon evaluation of the wellbore. Upon performance of all these items, the escrowed money is released to the contractor. Circumstances may arise where the Company is unable to secure a turnkey contract on satisfactory terms. In this case, the Company may decide to drill, or cause to be drilled, the applicable test well(s) on either a footage or day- rate basis. Under a footage drilling contract, the operator pays to the drilling contractor an agreed sum per foot drilled. Under a day-rate drilling contract, the operator pays an agreed sum for each day of drilling required to reach contract depth. All risk and expense, including cost overruns, of drilling a well to total depths lies with the operator in both footage and day-rate contracts. The drilling of such test wells will be subject to the usual drilling hazards such as cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, and other environmental risks. The Company's activities are also subject to perils specific to marine operations, such as capsizing, collision, and damage or loss from severe weather. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, and suspension of operations. In accordance with customary industry practices, the Company intends to maintain insurance against some, but not all, of such risks, and some, but not all, of such losses. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect the Company's financial condition and operations. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at rates considered reasonable by the Company.


EMPLOYEES

The Company had 12 full-time employees as of March 30, 2001.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This annual report contains certain statements that may be deemed forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the United Stated Securities Exchange Act of 1934, as amended (Exchange Act). Readers of this annual report are cautioned that such forward-looking statements are not guarantees of future performance and that actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

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

Cheniere established its initial oil and gas production in September 1999. Through its drilling in 1999, the Company established proved reserves, which means that it has identified oil and gas reserves that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. The focus of Cheniere's business is exploratory drilling. Because almost all of the Company's assets are represented by investments to date in its exploration program, and the Company anticipates investing additional amounts in the program, the Company is highly dependent on the success of its exploration program.

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

THE COMPANY MAY NOT BE ABLE TO ACQUIRE THE OIL AND GAS LEASES IT NEEDS TO SUSTAIN PROFITABLE OPERATIONS.

There can be no assurance that Cheniere will be successful in acquiring farmouts (agreements whereby the Company, as owner of lease interests, grants to a third party the right to earn an assignment of an interest in the lease, typically by drilling one or more wells), seismic permits, lease options, leases or other rights to explore for or recover oil and gas. Consequently, the area covered by Cheniere's seismic data that could be explored through drilling could be reduced if these leases, permits, options and the like are not acquired. The United States department of the interior and the states of Texas and Louisiana award oil and gas leases on a competitive bidding basis. Further, non-governmental owners of the onshore mineral interests within the area covered by the Company's exploration program are not obligated to lease their mineral rights to the Company except where the Company has already obtained lease options. Other major and independent oil and gas companies with financial resources significantly greater than Cheniere's may bid against Cheniere for the purchase of oil and gas leases.


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

Under a turnkey drilling contract, a negotiated price is agreed upon and the money is placed in escrow. The drilling contractor then assumes all of the risk and expense, including any cost overruns, of drilling a well to contract depth and completing any agreed upon evaluation of the wellbore. Upon performance of all these items, the escrowed money is released to the contractor. On a non-turnkey basis, all risk and expense, including cost overruns, of drilling a well to total depths lies with the operator.

EXISTING AND FUTURE UNITED STATES GOVERNMENTAL REGULATION, TAXATION AND PRICE CONTROLS COULD SERIOUSLY HARM THE COMPANY.

Oil and gas production and exploration are subject to comprehensive federal, state and local laws and regulations controlling the exploration for and production and sale of oil and gas and the possible effects of such activities on the environment. Failure to comply with such rules and regulations can result in substantial penalties and may harm the Company. Present as well as future legislation and regulations could cause additional expenditures, restrictions and delays in the Company's business, the extent of which cannot be predicted and which may require the Company to limit substantially, delay or cease operations in some circumstances. In most areas where the Company plans to conduct activities, there are statutory provisions regulating the production of oil and natural gas which may restrict the rate of production and adversely affect revenues. The Company plans to acquire oil and gas leases in the Gulf of Mexico, which will be granted by the federal government and administered by the U.S. Department of Interior minerals management service. The department strictly regulates the exploration, development and production of oil and gas reserves in the Gulf of Mexico. Such regulations could seriously harm the Company's operations in the Gulf of Mexico. The federal government regulates the interstate transportation of oil and natural gas, through the Federal Energy and Regulatory Commission (FERC). The FERC has in the past regulated the prices at which oil and gas could be sold. Federal reenactment of price controls or increased regulation of the transport of oil and natural gas could seriously harm the Company. In addition, the Company's operations are subject to numerous laws and regulations governing the discharge of oil and hazardous materials into the environment or otherwise relating to environmental protection, including the Oil Pollution Act of 1990. These laws and regulations have continually imposed increasingly strict requirements for water and air pollution control, solid waste management, and strict financial responsibility and remedial response obligations relating to oil spill protection. The cost of complying with such environmental legislation could have a general harmful effect on the Company's operations.

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

THE COMPANY DEPENDS ON KEY PERSONNEL AND COULD BE SERIOUSLY HARMED IF IT LOST THEIR SERVICES.

Cheniere depends on its executive officers for various activities. The Company does not maintain key person life insurance policies on any of its personnel. The loss of the services of any of these individuals could seriously harm the Company. In addition, the Company's future success will depend in part on its ability to attract and retain additional qualified personnel. Cheniere currently has 12 full-time employees.

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

Cheniere is controlled by a small number of principal stockholders who may do things that are not in the interests of the Company's stockholders with smaller holdings. BSR Investments, Ltd. (BSR) owns approximately 11% of the outstanding common stock. BSR is controlled by the mother of Charif Souki, chairman of Cheniere's board of directors. Accordingly, it is likely that BSR will have significant influence on the election of Cheniere's directors and on its management, operations and affairs, including the ability to prevent or cause a change in control of the Company.

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

                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Beginning on March 5, 2001, the common stock of the Company has traded on The American Stock Exchange under the symbol CXY. Between December 14, 2000 and March 2, 2001, Cheniere's common stock traded on the OTC Bulletin Board under the symbol CHEX.

Between April 11, 1997 and December 13, 2000, the common stock of the Company traded on The Nasdaq SmallCap Market under the symbol CHEX. From the time the Company first traded publicly until April 11, 1997, the Company's common stock traded on the OTC Bulletin Board. The table below presents the high and low daily closing sales prices of the common stock, as reported by the Nasdaq SmallCap Market and the OTC Bulletin Board, for each quarter during 1999 and 2000, and for a portion of the Company's current quarter, as reported by the OTC Bulletin Board and The American Stock Exchange.




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

With respect to equity securities sold by the Company during the fourth quarter of 2000 that were not registered under the Securities Act of 1933, as amended (Securities Act), see Liquidity and Capital Resources - Private Placements of Equity under Item 7 of this report.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data set forth below are derived from the Company's audited Consolidated Financial Statements for the periods indicated, except for the data as of December 31, 1996 and for the four months ended December 31, 1996, which is derived from the Company's unaudited financial data. The financial data should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this report.

                                                            FOR THE YEAR ENDED                FOR THE FOUR MONTHS ENDED
                                                                DECEMBER 31,                         DECEMBER 31,
                                             -------------------------------------------     ----------------------------
                                                  2000             1999          1998           1997          1996(1)
                                             ------------    ------------    ------------    -----------     -------------
Revenues                                     $  5,320,432    $  1,614,055    $       --      $       --      $       --
Production Costs                                  388,637         128,859            --              --              --
Depreciation, depletion and amortization        3,371,383       1,361,644          39,171           2,936           2,695
General and administrative expenses             1,938,659       1,908,805       1,619,307         444,087         189,635
Loss from operations                             (378,247)     (1,785,253)     (1,658,478)       (447,023)       (192,330)
Interest income (expense)                          23,916          31,530          20,634          58,662          (1,223)
Equity in net loss of affiliate (2)              (426,649)           --              --              --              --
Net loss                                         (780,980)     (1,753,723)     (1,637,844)       (388,361)       (193,553)
Net loss per share (basic and diluted) (3)          (0.07)          (0.27)          (0.41)          (0.11)          (0.07)
Cash dividends per share                     $       --      $       --      $       --      $       --      $       --
Weighted average shares outstanding (3)        10,732,678       6,449,104       4,003,864       3,587,032       2,650,342


                                                  FOR THE PERIOD ENDED
                                                        AUGUST 31,
                                              -----------------------------
                                                  1997             1996
                                              -------------   -------------

Revenues                                      $       --      $       --
Production Costs                                      --              --
Depreciation, depletion and amortization             8,268           3,603
General and administrative expenses              1,705,193         100,211
Loss from operations                            (1,713,461)       (103,814)
Interest income (expense)                           36,993         (18,033)
Equity in net loss of affiliate (2)                   --              --
Net loss                                        (1,676,468)       (121,847)
Net loss per share (basic and diluted) (3)           (0.55)          (0.06)
Cash dividends per share                      $       --      $       --
Weighted average shares outstanding (3)          3,035,980       2,152,735


                                                                             DECEMBER 31,
                                         ---------------------------------------------------------------------------------
                                              2000            1999             1998             1997           1996 (1)
                                         --------------   -------------    -------------    -------------    -------------
Cash                                       $ 1,888,562     $ 1,175,950      $   143,868      $   787,523      $ 2,419,264
Oil and gas properties, proved, net          6,727,613       9,459,041             --               --               --
Oil and gas properties, unproved            18,253,731      20,648,923       20,000,425       16,534,054        6,000,000
Total assets                                34,665,618      34,481,275       20,840,474       17,705,627        8,476,710
Long-term notes payable                           --              --          2,025,020        2,025,000             --
Total liabilities                            1,604,410       6,735,537        4,523,144        4,285,599          262,798
Total stockholders' equity                  33,061,208      27,745,738       16,317,330       13,420,028        8,213,912

                                                AUGUST 31,
                                     ----------------------------------
                                         1997               1996
                                     -------------   ------------------

Cash                                  $   234,764      $ 1,093,180
Oil and gas properties, proved, net          --               --
Oil and gas properties, unproved       13,500,000        4,000,000
Total assets                           13,841,712        5,145,310
Long-term notes payable                      --               --
Total liabilities                         888,291          718,855
Total stockholders' equity             12,953,421        4,426,455


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Cheniere Operating was incorporated in Delaware in February 1996 for the purpose of engaging in the oil and gas exploration business, initially on the Louisiana Gulf Coast. On July 3, 1996, Cheniere Operating underwent a reorganization whereby Bexy Communications, Inc., a publicly held Delaware corporation (Bexy), received 100% of the outstanding shares of Cheniere Operating, and the former stockholders of Cheniere Operating received approximately 93% of the issued and outstanding Bexy shares. As a result of the share exchange, a change in the control of the Company occurred. The transaction was accounted for as a recapitalization of Cheniere Operating. Bexy spun off its existing assets and liabilities to its original stockholders and changed its name to Cheniere Energy, Inc.

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

Cheniere commenced production of oil and gas on September 9, 1999. Accordingly, oil and gas revenues and related costs and expenses include a full year of production in 2000, compared to approximately four months of production in 1999. As a result, revenues totaled $5,320,432 for the year ended December 31, 2000, compared to $1,614,055 in 1999; production costs were $388,637 in 2000 compared to $128,859 in 1999; and depreciation, depletion and amortization (DD&A) increased to $3,371,383 in 2000 from $1,361,644 in 1999.

Gross general and administrative (G&A) expenses totaled $4,366,207 in 2000, compared to $2,868,805 in 1999. In mid-1999, Cheniere licensed 8,800 square miles of seismic data (the Fairfield Database) and doubled the number of its employees, adding management and exploration professionals to exploit its expanded database. In October 2000, Cheniere transferred to Gryphon the Fairfield Database, other assets and liabilities and substantially all of the management and technical team assembled in mid-1999 to exploit the Fairfield Database. As a result, salaries, benefits and consulting expenses increased to $2,735,337 for 2000, compared to $1,674,200 for 1999. In connection with the October 2000 Gryphon Transaction, Cheniere issued its financial advisers warrants to purchase 125,000 shares of common stock, valued at $165,000. Also in 2000, Cheniere received management fees totaling $1,684,193, of which $988,548 was recorded as a recovery of G&A expenses. The management fees were received from the Company's industry partner, Samson, beginning in March 2000 and running through October 11, 2000, at which time the related exploration agreement was assigned to Gryphon. G&A expenses, net of recoveries, were $3,377,659 in 2000 compared with $2,868,805 in 1999. Cheniere capitalizes as oil and gas property costs that portion of G&A expenses directly related to its exploration and development activities. Cheniere capitalized $1,439,000 in 2000 compared to $960,000 in 1999, the change being a direct result of the increased level of exploration activity. G&A expenses, net of recoveries and amounts capitalized, were $1,938,659 and $1,908,805 in 2000 and 1999, respectively.

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

Exploration Funding

On October 11, 2000, Cheniere completed a transaction with Warburg to fund its exploration program on approximately 8,800 square miles of seismic data in the Gulf of Mexico (the Louisiana Data Set) through a newly formed affiliated company, Gryphon. Cheniere contributed selected assets and liabilities in exchange for 100% of the common stock of Gryphon and $2,000,000 in cash (36.8% effective interest after conversion of preferred stock). Such assets include: the Louisiana Data Set, certain offshore leases, a prospect then being drilled, its exploration agreement with an industry partner and certain other assets and liabilities. The net book value of the assets and liabilities contributed was $7,065,919, which consisted of assets of $9,115,963, which primarily consisted of unproved oil and gas properties and liabilities of $2,050,044, which primarily consisted of account payable. Warburg contributed $25,000,000 and received preferred stock, with an 8% cumulative dividend, convertible into 63.2% of Gryphon's common stock.

Cheniere and Warburg also have the option, in connection with subsequent capital calls made by Gryphon, to contribute up to an additional $75,000,000 to Gryphon, proportionate to their respective ownership interests. Under the terms of the agreement governing these additional contributions, in the event that either Cheniere or Warburg elects not to participate in any additional contribution, the other investor has the option to purchase the non-participating investor's proportionate share. Assuming (i) that Gryphon makes subsequent capital calls for an aggregate of $75,000,000, (ii) that Cheniere elects not to participate in any of the capital calls and (iii) that Warburg elects to purchase all of Cheniere's proportionate share, the Company's effective interest in Gryphon, after giving effect to the conversion of Gryphon's preferred stock, will be reduced to 12.7%. Cheniere accounted for the contribution of net assets at its historical cost, whereby the net amount of such assets and liabilities less the $2,000,000 in cash was reclassified to investment in affiliate. No gain or loss was recognized at the time of contribution, primarily due to Cheniere's commitment to provide additional funding described above.


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

Seismic Reprocessing

Between June 2000 and October 2000, Cheniere acquired licenses to approximately 6,800 miles of seismic data primarily in the shallow waters offshore Texas and also in the West Cameron area in the Gulf of Mexico (the Offshore Texas Project
Area) in separate transactions with Seitel Data Ltd., a division of Seitel Inc., and JEBCO Seismic, L.P. Cheniere has committed to reprocess all of the data from the Offshore Texas Project Area at a cost of approximately $8,500,000, payable in installments beginning in October 2000 and continuing through the final delivery of reprocessed data, which is expected to occur by December 2001.

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

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB extended the adoption date of SFAS 133 until January 1, 2001, through the issuance of SFAS No. 137, Deferral of the Effective Date of SFAS 133. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which also amended SFAS 133. SFAS 133, as amended requires that companies recognize all derivative instruments as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income depending on their designation, their intended use, or their ability to qualify as hedges. The Company adopted SFAS 133 in the first quarter of 2001; such adoption did not have a material impact on its financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 was implemented in 2000 and did not have a material effect on the Company's financial statements.

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

Nevertheless, on December 13, 2000, Nasdaq notified the Company that its common stock would be delisted from the Nasdaq SmallCap Market effective at the open of business on December 14, 2000. Effective December 14, 2000, the Company's common stock began trading on the OTC Bulletin Board under the symbol CHEX. The Company appealed Nasdaq's ruling, and contemporaneously with the appeal, applied for listing on The American Stock Exchange. When the Company's listing application was accepted by The American Stock Exchange, it discontinued the appeals process with Nasdaq. Cheniere's common stock began trading on The American Stock Exchange on March 5, 2001 under the symbol CXY.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company produces and sells natural gas, crude oil and condensate. As a result, the Company's financial results can be significantly affected as these commodity prices fluctuate widely in response to changing market forces. The Company has not entered into any derivative transactions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS




CHENIERE ENERGY, INC. AND SUBSIDIARIES

       Report of Independent Accountants...............................   28

       Consolidated Balance Sheet......................................   29

       Consolidated Statement of Operations............................   30

       Consolidated Statement of Stockholders' Equity..................   31

       Consolidated Statement of Cash Flows............................   32

       Notes to Consolidated Financial Statements......................   33

       Supplemental Information to Consolidated Financial Statements...   48

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Cheniere Energy, Inc:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 55 present fairly, in all material respects, the financial position of Cheniere Energy, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


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

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-ORGANIZATION AND NATURE OF OPERATIONS

Cheniere Energy, Inc., a Delaware corporation, is engaged in exploration for oil and gas reserves. The terms Cheniere and Company refer to Cheniere Energy, Inc. and its subsidiaries. Cheniere is a Houston-based company formed for the purpose of oil and gas exploration, development and exploitation. The Company is currently engaged in the exploration for oil and natural gas along the Gulf Coast of Texas and Louisiana, onshore and in the shallow waters of the Gulf of Mexico. The Company commenced operations in April 1996 by entering into an exploration agreement with an industry partner to acquire and process seismic data. Cheniere has acquired two significant seismic database assets: 1) the Cameron Project and 2) the Offshore Texas Project.


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

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


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

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the current period's provision for income taxes.

Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation issued to employees using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company grants options at or above the market price of its common stock at the date of each grant. The Company accounts for stock-based compensation issued to non-employees using SFAS No. 123.

Earnings (Loss) Per Share

Earnings (loss) per share (EPS) is computed in accordance with the requirements of SFAS No. 128, Earnings Per Share. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if the potential common shares had been issued. Potential dilutive common stock equivalents include stock options from employee benefit plans and warrants to purchase common stock. Basic and diluted EPS for all periods presented are the same since the effect of the Company's options and warrants is antidilutive to its net loss per share under SFAS No. 128.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


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

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB extended the adoption date of SFAS 133 until January 1, 2001, through the issuance of SFAS No. 137, Deferral of the Effective Date of SFAS 133. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which also amended SFAS 133. SFAS 133, as amended requires that companies recognize all derivative instruments as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income depending on their designation, their intended use, or their ability to qualify as hedges. The Company adopted SFAS 133 in the first quarter of 2001; such adoption did not have a material impact on its financial statements.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 was implemented in 2000 and did not have a material effect on the Company's financial statements.

NOTE 3-FIXED ASSETS

Fixed assets consist of the following:


                                                     December 31,

                                               2000               1999
                                           --------------     -------------

Furniture and Fixtures                         $  43,391        $  133,588

Computers and Office Equipment                   132,673           544,925

Other                                             60,977           464,939
                                           -------------      ------------
                                                 237,041         1,143,452

Less Accumulated Depreciation                    (30,837)         (215,433)
                                           -------------      ------------
Fixed Assets, Net                              $ 206,204        $  928,019

                                           =============      ============


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

                                         =================    ================

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


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

The Company has made substantial investments in acquiring, processing and reprocessing its seismic databases covering a 6,800-square-mile project area offshore Texas and Louisiana and a 228-square-mile project area onshore and offshore Louisiana. The costs of these projects become subject to amortization on a ratable basis as the oil and gas reserves expected to be recovered from the projects are discovered. The Company began drilling prospects identified within its seismic databases in 1999. Interpretation of this data is ongoing.

NOTE 5-EXPLORATION AGREEMENT

On March 10, 2000, Cheniere entered into an exploration agreement with an industry partner. Under the terms of the agreement, Cheniere's exploration partner acquired an option to participate at a 50% working interest level in any drilling prospects generated by Cheniere over the subsequent eighteen-month period within a defined area of mutual interest in the Gulf of Mexico. Pursuant to the exploration agreement, Cheniere receives a fixed management fee of $230,000 per month over the eighteen-month term of the agreement. In addition, Cheniere's partner pays a disproportionate share of the cost of leasing and of the initial test well on each prospect. Cheniere is the operator of the drilling program. Management fees received by Cheniere in 2000 totaled $1,684,193 and were reported as a $988,548 recovery of general and administrative expenses attributable to generating the management fee and a $695,645 reduction to the amount of general and administrative expenses which were capitalized as oil and gas property costs. Each such portion of the management fee was allocated based on the historical cost and expense structure of the Company. In October 2000, Cheniere assigned its rights and obligations under this agreement to Gryphon, its unconsolidated affiliate, in connection with the Company's investment in Gryphon, as described in Note 6.


NOTE 6-INVESTMENT IN UNCONSOLIDATED AFFILIATE

On October 11, 2000, Cheniere completed a transaction with Warburg to fund its exploration program on approximately 8,800 square miles of seismic data in the Gulf of Mexico (the Louisiana Data Set) through a newly formed affiliated company, Gryphon. Cheniere contributed selected assets and liabilities in exchange for 100% of the common stock of Gryphon (36.8% voting interest after conversion of preferred stock) and $2,000,000 in cash. Such assets include: the Louisiana Data Set, certain offshore leases, a prospect then being drilled, its exploration agreement with an industry partner and certain other assets and liabilities. The net book value of the assets and liabilities contributed was $7,065,919, which consisted of assets of $9,115,963, which primarily consisted of unproved oil and gas properties and liabilities of $2,050,044, which primarily consisted of account payable. Warburg contributed $25,000,000 and received preferred stock, with an 8% accrued dividend, convertible into 63.2% of Gryphon's common stock.


Cheniere and Warburg also have the option, in connection with subsequent capital calls made by Gryphon, to contribute up to an additional $75,000,000 to Gryphon, proportionate to their respective ownership interests. Under the terms of the agreement governing these additional contributions, in the event that either Cheniere or Warburg elects not to participate in any additional contribution, the other investor has the option to purchase the non-participating investor's proportionate share. Assuming (i) that Gryphon makes subsequent capital calls for an aggregate of $75,000,000, (ii) that Cheniere elects not to participate in any of the capital calls and (iii) that Warburg elects to purchase all of Cheniere's proportionate share, the Company's effective interest in Gryphon, after giving effect to the conversion of Gryphon's preferred stock, will be reduced to 12.7%. Cheniere accounted for the contribution of net assets at its historical cost, whereby the net amount of such assets and liabilities less the $2,000,000 in cash was reclassified to investment in affiliate. No gain or loss was recognized at the time of contribution, primarily due to Cheniere's commitment to provide additional funding described above and due to the uncertainty of realization of the carrying value of the contributed unproved oil and gas properties.

                    CHENIERE ENERGY, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Cheniere accounts for its investment in Gryphon using the equity method of accounting. Cheniere does not participate in the day-to-day management of Gryphon, does not exercise control over Gryphon and cannot effect a change in the management of Gryphon. Cheniere's equity share of Gryphon's earnings (losses) for the period from October 11, 2000 through December 31, 2000 was $426,649, calculated by applying Cheniere's 100% common stock ownership interest to Gryphon's net income of $19,003 and reducing such result for Gryphon's preferred dividend arrearages ($445,652). At such time as Warburg converts its preferred shares to common shares, Cheniere's equity share of Gryphon's earnings (losses) will be calculated at 36.8% and will not be reduced by preferred dividends. Gryphon's preferred stock is convertible at the option of the holder at a rate of $100 per share of common stock at any time after the holders of a majority of the preferred stock execute a written consent permitting a conversion of the preferred stock or, if earlier, at any time after August 31, 2010. In the event the holders of a majority of the preferred stock vote to convert all of their shares of preferred stock into common stock, all shares of preferred stock shall automatically be converted, without further action by Gryphon or its shareholders. In addition, Gryphon has the right, at its option, to convert shares of preferred stock into common stock upon Gryphon's closing of a firm commitment qualified public offering.


Summarized financial information relative to Gryphon is set forth below:

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

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES

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

At December 31, 2000, the Company had net operating loss (NOL) carryforwards for tax reporting purposes of approximately $16,937,000. In accordance with SFAS No. 109, a valuation allowance equal to the net tax benefit for deferred taxes has been established due to the uncertainty of realizing the benefit of such NOL carryforwards.

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES

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

NOTE 9-WARRANTS

As of December 31, 2000, Cheniere has issued and outstanding 2,758,621 warrants for the purchase of its common stock. The Company has reserved an equal number of shares of common stock for issuance upon the exercise of its outstanding warrants. Warrants issued by the Company do not confer upon the holders thereof any voting or other rights of a stockholder of the Company. The Company grants warrants in connection with certain of its debt or equity financings and as compensation for services. In instances where warrants were granted in connection with financings, the valuation of such warrants was calculated in accordance with the provisions of APB Opinion No. 14, incorporating the estimated fair market value of the stock at the time. Where warrants were issued for services, fair value was calculated using the Black- Scholes pricing model. The terms of warrants outstanding at December 31, 2000 range from two years to five years, with a weighted average remaining life of 2.5 years at December 31, 2000. All outstanding warrants are fully exercisable. Prices at which the warrants are exercisable range from $1.75 to $11.50 per share, with a weighted average exercise price of $4.52 per share at December 31, 2000. Information related to Cheniere's issuances of warrants is summarized in the following table:

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES

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

                                  --------------
                                       2,758,621

NOTE 10-STOCK-BASED COMPENSATION

In 1997 the Company established the Cheniere Energy, Inc. 1997 Stock Option Plan (the Option Plan), which allows for the issuance of options to purchase up to 1,500,000 shares of Cheniere common stock. The Company has reserved 1,500,000 shares of common stock for issuance upon the exercise of options which have been granted or which may be granted. The term of options granted under the Option Plan is generally five years. Vesting varies, but generally occurs over three or four years, in increments of 33% or 25%, respectively, on each anniversary of the grant date.

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES

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

                         =========                                 =======

The fair value of options is calculated using the Black-Scholes option- pricing model. Assumptions used in the pricing model and pro forma effects on the Company's net losses had it adopted the optional recognition provisions of SFAS No. 123 for the years ended December 31, 2000, 1999 and 1998 are summarized in the following table. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

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

NOTE 11-RELATED PARTY TRANSACTIONS

Under the terms of the Contribution and Subscription Agreement dated October 11, 2000 by and among the Company, Gryphon and the other investors listed therein, Gryphon provided office space to Cheniere at no cost from the closing date of October 11, 2000 until Cheniere relocated in December 2000, and Cheniere is providing accounting and cash management services to Gryphon without charge for six months following the closing date. The values of the office space and the accounting and cash management services offset and were not significant to the Company.


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

In conjunction with certain of the Company's private placements of equity, placement fees have been paid to Investors Administration Services, Limited
(IAS), a company in which the brother of Charif Souki, Cheniere's chairman, is a principal. Placement fees paid to IAS totaled $99,000 for 2000, $562,372 for 1999 and $138,000 for 1998. Such payments were recorded as offering costs and reflected as a reduction of additional paid-in capital. In addition, in connection with the sale of 2,620,758 units (of common stock and warrants), Cheniere granted to IAS, or its assigns, warrants to purchase 161,250 shares of common stock at an exercise price of $4.00 per share on or before December 30, 2002.

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

In June 2000, Cheniere entered into agreements whereby Cheniere acquired a license to seismic data covering 1,900 square miles in the Gulf of Mexico in exchange for its commitment to fund the reprocessing of the data. The Company had a commitment to fund approximately $4,108,000 for the processing of such data. As of December 31, 2000, the Company made payments of $500,000 with the remainder of the commitment to be recorded as an obligation and paid as the work is completed and the data delivered. The Company expects the data to be delivered in 2001. In the event the reprocessing is not completed, the Company would retain the data in the existing format and would not be required to pay any additional amounts. In October 2000, Cheniere exercised its option to expand the agreement to cover an additional 1,900 square miles.


In November 2000, Cheniere acquired from another company a license to seismic data covering an additional 3,000 square miles in the Gulf of Mexico in exchange for its commitment to fund the reprocessing of the data. The Company had a commitment to fund approximately $4,324,000 for the processing of such data. As of December 31, 2000, the Company made payments of $150,000 with the remainder of the commitment to be recorded as an obligation and paid as the work is completed and the data delivered. The Company expects the data to be delivered in 2001. In the event the reprocessing is not completed, the Company would retain the data in the existing format and would not be required to pay any additional amounts.


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

In 1999, the Company issued 703,132 shares of common stock in exchange for $2,025,020 in notes payable and 56,250 shares of common stock in exchange for $75,000 in notes payable. The Company also issued 36,047 units (each unit representing one share of common stock and one half of a warrant to purchase one share of common stock) in exchange for notes payable and accrued interest totaling $158,608. In March 1999, the Company adjusted the exercise price for certain warrants (valued at $35,702) in connection with the extension of the maturity dates of notes payable. In the fourth quarter of 1999, the Company issued 32,773 shares of common stock and warrants to purchase 95,600 shares of common stock (collectively valued at $98,197) in connection with the extension of maturity dates of notes payable. The Company issued 514,366 shares of common stock to purchase oil and gas services and seismic data valued at $2,828,210. In October 1999, the Company issued warrants to purchase 50,000 shares of common stock (valued at $200,000) in payment for investor relations consulting services and recorded within general and administrative expenses over the six-

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
month term of the consulting agreement. The Company issued 37,500 shares (valued at $37,500) in connection with the employment of one of its executives. The Company issued a short-term note payable for oil and gas services valued at $1,117,570.

In 2000, Cheniere issued 16,667 shares of common stock in exchange for seismic data reprocessing services valued at $50,000. The Company issued 50,000 shares of common stock as a price adjustment to shares issued in 1999 for oil and gas drilling services. Cheniere issued warrants to purchase 25,000 shares of common stock (valued at $30,300) as a placement fee in connection with the sale of securities. The Company issued warrants to purchase 250,000 shares of common stock (valued at $528,000) in connection with the establishment of a bridge financing facility. Cheniere issued 250,000 shares of common stock in satisfaction of $500,000 in short- term notes payable issued under the bridge financing facility. Cheniere also issued warrants to purchase 250,000 shares of common stock to its president and chief executive officer in October 2000, pursuant to his employment agreement. The Company issued its financial advisers warrants to purchase 125,000 shares of common stock, valued at $164,500, as consideration for assistance in the capitalization of Gryphon.

The values of securities issued by the Company in connection with the transactions described above are based on third party arms-length negotiated prices.


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

The following table summarizes the principal sources of change in the standardized measure of discounted future net cash flows:

                                                                            Year Ended December 31,

                                                                        -------------------------------

                                                                             2000            1999

                                                                        -------------    --------------
Standardized measure - beginning of period                              $  7,570,129     $         -

     Sales of oil and gas produced, net of production costs               (4,931,795)     (1,485,196)

     Extensions, discoveries and other additions                           3,537,975       9,055,325

     Revisions to previous quantity estimates, timing and other           (2,349,930)              -

     Net changes in prices and production costs                           20,424,190               -

     Development costs incurred                                              673,136               -

     Net changes in income taxes                                          (5,062,716)              -

     Accretion of discount                                                   757,013               -

                                                                     ----------------  --------------

Standardized measure - end of period - consolidated                     $ 20,618,002     $ 7,570,129



Standardized measure - end of period - proportional interest in

     reserves of unconsolidated affiliate (1)                              9,138,920               -

                                                                     ----------------  --------------

Standardized measure - end of period - total                            $ 29,756,922     $ 7,570,129

                                                                     ================  ==============



Current prices at year-end, used in standardized measure

     Oil (per barrel)                                                   $      29.72     $     25.47

     Gas (per mcf)                                                             10.71            2.34

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



                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements, Schedules and Exhibits

(1) Financial Statements - Cheniere Energy, Inc and Subsidiaries


     Report of Independent Accountants..................................  28
     Consolidated Balance Sheet.........................................  29
     Consolidated Statement of Operations...............................  30
     Consolidated Statement of Stockholders' Equity.....................  31
     Consolidated Statement of Cash Flows...............................  32
     Notes to Consolidated Financial Statements.........................  33
     Supplemental Information to the Consolidated Financial Statements..  48


(2) Financial Statement Schedule

All consolidated financial statement schedules have been omitted because they are not required, are not applicable, or the required information has been included elsewhere within this Form 10-K/A.


The financial statements of Gryphon Exploration Company, for which Cheniere uses the equity method of accounting have been filed as part of this report on Form 10-K/A. (See Item 14 (d).)



     (3)  Exhibits

Exhibit No.  Description
----------   -----------
   3.1       Amended and Restated Certificate of Incorporation of Cheniere
             Energy, Inc. (Cheniere) (Incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-9092))

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

   4.1 Specimen Common Stock Certificate of Cheniere (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 filed on August 27, 1996 (File No. 333-10905))

   10.1      Exploration Agreement between FX Energy, Inc. (now known as
             Cheniere Energy Operating Co., Inc. (Cheniere Operating)) and
             Zydeco Exploration, Inc. (Zydeco) (Incorporated by reference to
             Exhibit 10.1 of the Company's Registration Statement under the
             Securities Act of 1933 on Form S-1 filed on August 27, 1996 (File
             No. 333-10905))

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

   10.6      Fourth Amendment to the Exploration Agreement between FX Energy,
             Inc. (now known as Cheniere Operating) and Zydeco (Incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-1 filed on March 17, 1997 (File No. 333-23421))

   10.7      Fifth Amendment to the Exploration Agreement between FX Energy,
             Inc. (now known as Cheniere Operating) and Zydeco (Incorporated by reference to Exhibit 10.18 of the Annual Report on Form 10-K for the year ended August 31, 1997 (File No. 0-9092))

   10.8      Sixth Amendment to the Exploration Agreement between FX Energy,
             Inc. (now known as Cheniere Operating) and Zydeco (Incorporated by reference to Exhibit 10.19 of the Annual Report on Form 10-K for the year ended August 31, 1997 (File No. 0-9092))

   10.9      Seventh Amendment to the Exploration Agreement between FX Energy,
             Inc. (now known as Cheniere Operating) and Zydeco (Incorporated by reference to Exhibit 10.23 of the Annual Report on Form 10-K for the year ended August 31, 1997 (File No. 0-9092))

   10.10 Cheniere Energy, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.25 of the Quarterly on Form 10-Q for the quarter ended November 31, 1997 (File No. 0-9092))


   10.11     Eighth Amendment to the Exploration Agreement between FX Energy,
             Inc. (now known as Cheniere Operating) and Zydeco (Incorporated by reference to Exhibit 10.26 of the Transition Report on Form 10-K for the period from September 1, 1997 to December 31, 1997 (File
             No. 0-9092))

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

   10.38     Seismic Data Purchase Agreement dated June 21, 2000 between Seitel
             Data and Cheniere. (Incorporated by reference to Exhibit 10.39 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-9092))

   10.39 Contribution and Subscription Agreement dated October 11, 2000, by and among the Company, Gryphon Exploration Company and the other investors listed therein. (Incorporated by reference to Exhibit
             10.1 of the Company's Current Report on Form 8-K filed on
             October 20, 2000)(File No. 0-9092))

   10.40 Stockholders Agreement dated October 11, 2000. (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form
             8-K filed on October 20, 2000 (File No. 0-9092))

   10.41     Certificate of Designations, Preferences and Rights of Series A
             Convertible Preferred Stock of Gryphon Exploration Company.
             (Incorporated by reference to Exhibit 10.3 of the Company's Current
             Report on Form 8-K filed on October 20, 2000 (File No. 0-9092))

   21.1      Subsidiaries of Cheniere Energy, Inc. (Incorporated by reference to
             Exhibit 21.1 of the Annual Report on Form 10-K filed on October 14,
             1997 (File No. 0-9092))

   23.1      Consent of PricewaterhouseCoopers LLP


(b) Reports On Form 8-K

 . The Company filed a Current Report on Form 8-K on October 20, 2000 (File No. 0-9092) to report (i) the closing of a $25,000,000 agreement with Warburg, Pincus Equity Partners, L.P., a global private equity fund based in New York, to fund its exploration program on the Louisiana Data Set through a newly formed affiliate Gryphon Exploration Company; (ii) the election of Charles M. Reimer as President and Chief Executive Officer of the Company; and (iii) the approval of the stockholders of the four-for-one reverse stock split at a special meeting of the stockholders.


The Company filed a Current Report on Form 8-K on December 15, 2000 to report that the Nasdaq Listing Qualifications Panel had notified the Company that its common stock had been delisted from the Nasdaq SmallCap Market effective December 14, 2000, and that its common stock would trade on the OTC Bulletin Board effective December 14, 2000.


(c) Not applicable.

(d) Gryphon Exploration Company Financial Statements, for which Cheniere uses the equity method of accounting, are filed as a part of this report on page 61.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CHENIERE ENERGY, INC.





                                  By: /s/ DON A. TURKLESON
                                     ----------------------
                                  Don A. Turkleson
                                  Vice President, Chief Financial
                                  Officer, Secretary and Treasurer
                                  Date:  November 29, 2001

                         INDEX TO FINANCIAL STATEMENTS

GRYPHON EXPLORATION COMPANY


Report of Independent Accountants..................   62
Balance Sheet......................................   63
Statement of Operations............................   64
Statement of Stockholders' Equity..................   65
Statement of Cash Flows............................   66
Notes to Financial Statements......................   67
Supplemental Information to Financial Statements...   74

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

                          GRYPHON EXPLORATION COMPANY
                       STATEMENT OF STOCKHOLDERS' EQUITY

                                       Common Stock          Preferred Stock       Additional                          Total
                                 ------------------------ -----------------------    Paid-In         Retained      Stockholders'
                                   Shares       Amount      Shares      Amount       Capital         Earnings         Equity
                                 ------------ ----------- ------------ ----------  --------------- ------------- ------------------
Balance - Date of Inception
     (October 11, 2000)                    -  $        -            -  $       -   $            -  $          -     $            -
Issuance of Common Stock             145,600       1,456                                9,064,463             -          9,065,919
Issuance of Preferred Stock                                    25,000        250       24,999,750                       25,000,000
Expenses Related to Issuance               -           -            -          -         (896,103)            -           (896,103)
Net Income                                 -           -            -          -                -        19,003             19,003
                                 ------------ ----------- ------------ ----------  --------------- -------------    --------------
Balance - December 31, 2000          145,600  $   $1,456       25,000  $     250   $   33,168,110  $     19,003     $  $33,188,819
                                 ============ =========== ============ ==========  =============== =============    ==============

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

                          GRYPHON EXPLORATION COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

NOTE 1-ORGANIZATION AND NATURE OF OPERATIONS

Gryphon Exploration Company, a Delaware corporation, (Gryphon or the Company) is a non-public, Houston-based company formed for the purpose of oil and gas exploration, development and exploitation. The Company is currently engaged in the exploration for oil and natural gas along the Gulf Coast of Louisiana, in the shallow waters of the Gulf of Mexico. The Company began its oil and gas activities in October 2000.

On October 11, 2000, Gryphon completed a transaction with Warburg, Pincus Equity Partners, L.P., (Warburg) a global private equity fund based in New York, and Cheniere Energy, Inc. (Cheniere) to fund an exploration program on approximately 8,800 square miles of seismic data in the Gulf of Mexico (the Louisiana Data
Set). Cheniere contributed selected net assets and liabilities in exchange for 100% of the common stock of Gryphon and $2,000,000 in cash (36.8% voting interest after conversion of Gryphon's preferred stock). Such assets include: the Louisiana Data Set, certain offshore leases, a prospect then being drilled, an exploration agreement with an industry partner (described in Note 5) and certain other assets and liabilities. The net assets received from Cheniere were recorded at their estimated fair value at the date of the transaction. Warburg contributed $25,000,000 and received Gryphon preferred stock, with an 8% cumulative dividend, convertible into 63.2% of Gryphon's common stock. Cheniere and Warburg also agreed, under certain circumstances, to contribute an additional $75,000,000 to Gryphon, proportionate to their respective ownership interests.


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

                          GRYPHON EXPLORATION COMPANY
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
                               DECEMBER 31, 2000

Fixed Assets

Fixed assets are recorded at cost. Repairs and maintenance costs are charged to operations as incurred. Depreciation is computed using the straight- line method calculated to amortize the cost of assets over their estimated remaining useful lives, which are estimated as 9-17 months for software and computer equipment, 18 months for office furnishings and 3 years for leasehold improvements. Upon retirement or other disposition of property and equipment, the cost and related depreciation is removed from the accounts and the resulting gains or losses are recorded.

Offering Costs

Offering costs consist primarily of placement fees, professional fees and printing costs. These costs are charged against the related proceeds from the sale of equity securities in the periods in which they occur.



Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the current period's provision for income taxes.

Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation issued to employees using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company grants options at or above the market price of its common stock at the date of each grant.

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

                          GRYPHON EXPLORATION COMPANY
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
                               DECEMBER 31, 2000

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires that the Company make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. Management believes its estimates are reasonable.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB extended the adoption date of SFAS 133 until January 1, 2001, through the issuance of SFAS No. 137, Deferral of the Effective Date of SFAS 133. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which also amended SFAS 133. SFAS 133, as amended requires that companies recognize all derivative instruments as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income depending on their designation, their intended use, or their ability to qualify as hedges. The Company adopted SFAS 133 in the first quarter of 2001; such adoption did not have a material impact on its financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 was implemented in 2000 and did not have a material effect on the Company's financial statements.

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
                                                          ===============

                          GRYPHON EXPLORATION COMPANY
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
                               DECEMBER 31, 2000

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
                                                           -----------------
                                                                $ 18,196,153
                                                           =================



There was no production from the Company's proved reserves as of December 31, 2000. The Company capitalized as oil and gas property costs $98,032 of general administrative expenses directly related to its exploration and development activities in 2000. Noncurrent restricted cash deposits represent amounts advanced by the Company into escrow or deposit accounts related to its portion of drilling costs under contractual arrangements.

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


NOTE 5-EXPLORATION AGREEMENT

The Company is party to an exploration agreement with an industry partner. This exploration agreement was contributed by Cheniere (Note 1). Under the terms of the agreement, Gryphon's exploration partner acquired an option to participate at a 50% working interest level in any drilling prospect generated by Gryphon through August 2001 within a defined area of mutual interest in the Gulf of Mexico. Gryphon receives a fixed management fee of $230,000 per month from its partner, representing partial reimbursement of general and administrative expenses over the term of the agreement (through August 31, 2001). In addition, Gryphon's partner pays a disproportionate share of the cost of leasing and of the initial test well on each prospect. Gryphon is the operator of the drilling program. The management fee payments were credited as a recovery of general and administrative expenses. Management fees received by Gryphon in 2000 totaled $615,807.


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

                          GRYPHON EXPLORATION COMPANY
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
                               DECEMBER 31, 2000

Significant components of the Company's deferred tax assets and liabilities at December 31, 2000 are as follows:


                                                               December 31,
     Deferred Tax Asset (Liability)                                2000
     ----------------------------------                      ----------------
     NOL                                                       $   751,671
     Oil and gas properties and fixed assets                    (1,935,460)
                                                               -----------
     Net deferred tax liability                                $(1,183,789)
                                                               ===========

Net operating loss carryforwards expire in 2020.

NOTE 7-PREFERRED STOCK

At December 31, 2000, the Company had 25,000 shares of its 8% convertible preferred stock issued and outstanding. The preferred stock is convertible at the option of the holder at a rate of $100 per share of common stock at any time after the holders of a majority of the preferred stock execute a written consent permitting a conversion of the preferred stock or, if earlier, at any time after August 31, 2010. In the event the holders of a majority of the preferred stock vote to convert all of their shares of preferred stock into common stock, all shares of preferred stock shall automatically be converted, without further action by the Company or its shareholders. In addition, the Company has the right, at its option, to convert shares of preferred stock into common stock upon the closing of a firm commitment qualified public offering. Holders of preferred stock are entitled to vote, on an as converted basis, on all matters as to which holders of common stock are entitled to vote, in the same manner and with the same effect as such holders of common stock, voting together with the holders of common stock as one class. Each share of preferred stock has a liquidation preference of $1,000. Dividends accrue at a rate of 8% per annum, become payable quarterly as declared, and are cumulative and payable in the event of liquidation of the Company. At December 31, 2000, there were $445,652 in undeclared dividends in arrears.


NOTE 8-STOCK-BASED COMPENSATION

In 2000, the Company established the Gryphon Exploration Company 2000 Stock Option Plan (the Option Plan). The Option Plan allows for the issuance of options to purchase up to 64,400 shares of Gryphon common stock at an exercise price of $100.00 per share during 2000 and 2001. The Company has reserved 64,400 shares of common stock for issuance upon the exercise of options which have been granted or which may be granted. The term of options granted under the Option Plan is generally ten years. Vesting occurs over a three-year period, one third on each anniversary of the grant date. Grants made by the Company during 2000 are summarized in the following table:

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
                                                                     ========
     Weighted average remaining contractual life of options
      outstanding                                                   9.8 years

                          GRYPHON EXPLORATION COMPANY
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
                               DECEMBER 31, 2000

The following table summarizes information about fixed options outstanding at December 31, 2000.


                                                       Weighted Average
              Exercise             Number                 Remaining
               Price             Outstanding       Contractual Life (Years)
          -----------------     --------------     -------------------------
              $100.00                   39,400             9.8
                                --------------
                                        39,400
                                ==============


The fair value of options is calculated using the Black-Scholes option pricing model. Assumptions used for the period from inception (October 11, 2000) through December 31, 2000, were: no dividend yield, no volatility, risk- free interest rate of 5.6%, and expected life of the options of 5.0 years. The pro forma effect on the Company's net income had it adopted the optional recognition provisions of SFAS No. 123 for 2000 would be to decrease the reported net income by $580.

NOTE 9-RELATED PARTY TRANSACTIONS

Under the terms of the Contribution and Subscription Agreement dated October 11, 2000 by and among the Company, Cheniere and the other investors listed therein, Gryphon provided office space to Cheniere at no cost from the closing date of October 11, 2000 until Cheniere relocated in December 2000, and Cheniere is providing accounting and cash management services to Gryphon without charge for six months following the closing date. The values of the office space and the accounting and cash management services offset and were not significant to the Company.


Cheniere served as contract operator throughout 2000 for the well contributed to Gryphon on which drilling was underway at the date of Gryphon's inception. Cheniere received industry standard overhead reimbursements from all working interest owners, including Gryphon, in accordance with the terms of the joint interest operating agreement.

NOTE 10-COMMITMENTS AND CONTINGENCIES

The Company has entered into an office lease agreement with a non- cancelable term which runs through January 2003. Future minimum lease payments are $236,259, $236,259 and $19,688 for the years ended December 31, 2001, 2002 and
2003, respectively. Total rental expense for office space for the period from inception (October 11, 2000) through December 31, 2000 was $56,519.

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

                          GRYPHON EXPLORATION COMPANY
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
                               DECEMBER 31, 2000


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

The Company's estimates of its proved reserves and proved developed reserves of oil and gas as of December 31, 2000 and the changes in its proved reserves are as follows:


                                                              2000
                                                    ----------------------------
                                                        Oil             Gas
                                                      (Bbls)           (Mcf)
                                                    -----------   --------------
   Proved reserves:
        Beginning of year                                    -                -
        Extensions, discoveries and other additions      2,640        1,674,000
                                                         -----        ---------
        End of year                                      2,640        1,674,000
                                                         =====        =========
   Proved developed reserves:
        Beginning of year                                    -                -
        End of year                                      2,640        1,674,000
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

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is as follows:

GRYPHON EXPLORATION COMPANY SUPPLEMENTAL INFORMATION TO FINANCIAL STATEMENTS OIL
                  AND GAS RESERVES AND RELATED FINANCIAL DATA
                                  (unaudited)


                                                                 December 31,
                                                                     2000
                                                                ----------------
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