Form 10-K
period 2001-12-31
CHENIERE ENERGY INC
filed 2002-04-01
CIK 3570

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $14,244,127 as of March 29, 2002 (based upon the March 29, 2002 closing market price of such common stock as reported on The American Stock Exchange). 13,297,393 shares of the registrant's Common Stock were outstanding as of March 29, 2002.

     Documents incorporated by reference: Proxy Statement for the registrant's Annual Meeting of Stockholders (to be filed within 120 days of the close of the registrant's fiscal year) is incorporated by reference into Part III.

                              CHENIERE ENERGY, INC.
                               Index to Form 10-K

PART I......................................................................................................3

Items 1 and 2. Business and Properties......................................................................3

Item 3. Legal Proceedings..................................................................................22

Item 4. Submission of Matters to a Vote of Security Holders................................................22

PART II....................................................................................................23

Item 5. Market Price of Dividends on the Registrant's Common Equity and Related Stockholder Matters........23

Item 6. Selected Financial Data............................................................................23

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations..............24

Item 7A. Quantitative and Qualitative Disclosures About Market Risk........................................33

Item 8. Financial Statements and Supplementary Data........................................................34

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............62

PART III...................................................................................................62

Items 10-13. (Incorporated by reference to Proxy Statement)................................................62

PART IV....................................................................................................62

SIGNATURES.................................................................................................66

Gryphon Exploration Company Audited Financial Statements...................................................67

                                     PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

General

          Cheniere Energy, Inc., a Delaware corporation, is a Houston-based company engaged in oil and gas exploration, development and exploitation and in the development of a liquefied natural gas (LNG) receiving terminal business. The terms Cheniere and the Company refer to Cheniere Energy, Inc. and its subsidiaries. The Company has historically focused on evaluating and generating drilling prospects using a regional and integrated approach with a large seismic database as a platform. The Company is currently focusing, and expects to continue to focus, its attention on the development of its LNG receiving terminal business. Cheniere's management expects that the Company's active interpretation of 3D seismic data and generation of prospects will continue, though its participation in the drilling of wells within the coming year or two will be accomplished through farmout arrangements and back-in interests, whereby the capital costs are borne by industry partners.

          Cheniere has been publicly traded since July 3, 1996 under the name Cheniere Energy, Inc. The Company's principal executive offices are located at 333 Clay Street, Suite 3400, Houston, Texas 77002, and its telephone number is
(713) 659-1361. Cheniere's internet website is located at www.cheniere.com.

          On October 16, 2000 the Company's stockholders approved a one-for-four reverse stock split. The reverse stock split became effective on October 18, 2000 and reduced Cheniere's issued and outstanding shares from 43,989,572 shares to 10,997,393 shares. All historical share and per share data appearing in this document have been restated to reflect the reverse stock split.

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

General Development of Business

          Cheniere Energy Operating Co., Inc. (Cheniere Operating) was incorporated in Delaware in February 1996 for the purpose of engaging in the oil and gas exploration business, initially on the Louisiana Gulf Coast. On July 3, 1996, Cheniere Operating underwent a reorganization whereby Bexy Communications, Inc., a publicly held Delaware corporation (Bexy), received 100% of the outstanding shares of Cheniere Operating, and the former stockholders of Cheniere Operating received approximately 93% of the issued and outstanding Bexy shares. As a result of the share exchange, a change in the control of the Company occurred. The transaction was accounted for as a recapitalization of Cheniere Operating. Bexy spun off its existing assets and liabilities to its original stockholders and changed its name to Cheniere Energy, Inc. Cheniere Operating became a wholly owned subsidiary of the Company.

          Cameron Project. In 1996, Cheniere entered into an exploration agreement with an industry partner to acquire and process proprietary seismic data along the transition zone (the area approximately 3-5 miles on either side of the Gulf of Mexico shore line) in Cameron Parish, Louisiana, covering a 228-square-mile area (the Cameron Project). The 228-square-mile survey was acquired jointly by Cheniere and its industry partner, and initial processing was completed in 1997. Interpretation of the data yielded drilling prospects located onshore and in the state and federal waters of offshore Louisiana. Leasing activity occurred over identified prospects throughout these areas, and five prospects were drilled during 1999. Leasing over additional prospects began in 2000 and continues. In September 2001, Cheniere acquired for $500,000 all rights to the Cameron Project from the industry partner with whom it had jointly acquired the data in 1996 and 1997. Cheniere subsequently sold the seismic data to a seismic marketing company for $2,500,000 and a 50% share in licensing proceeds generated by the marketing company. Cheniere retains a license to all of the seismic data for use in its exploration program. See Exploration Programs.

          Offshore Louisiana Area. In an effort to provide continued access to high quality drilling prospects, the Company expanded beyond the Cameron Project and into the shallow waters of the Gulf of Mexico. In 1999,

Cheniere licensed 8,800 square miles of seismic data from Fairfield Industries (the Offshore Louisiana Area). The Company also made a commitment to fund the reprocessing of the entire 8,800-square-mile seismic database.

          On September 15, 2000 Cheniere entered into an agreement (the Gryphon Transaction) with Warburg, Pincus Equity Partners, L.P. (Warburg), a global private equity fund based in New York, to fund exploration and development in the Offshore Louisiana Area through a newly formed private corporation, Gryphon Exploration Company (Gryphon). The Company contributed to Gryphon: (i) the Company's license from Fairfield Industries to seismic data covering the Offshore Louisiana Area; (ii) the Company's interest in its Joint Exploration Agreement with Samson Offshore Company (Samson), (iii) certain offshore leases, including its Shark prospect on West Cameron Block 49, and (iv) certain other assets and liabilities, all in exchange for 100% of the common stock of the subsidiary and cash. Warburg invested $25,000,000 and received preferred stock, with an 8% accruing dividend, convertible into 63.2% of Gryphon's common stock. Cheniere and Warburg also have an option, under certain circumstances, to contribute to Gryphon their respective shares of an additional $75,000,000 investment. The Gryphon Transaction was consummated on October 11, 2000. See Investment in Gryphon Exploration Company.

          Offshore Texas Project Area. Between June 2000 and October 2000, Cheniere acquired licenses to approximately 6,800 square miles of seismic data primarily in the shallow waters offshore Texas and also in the West Cameron area in the Gulf of Mexico (the Offshore Texas Project Area) in separate transactions with Seitel Data Ltd., a division of Seitel Inc., and JEBCO Seismic, L.P. Cheniere has committed to reprocess all of the data from the Offshore Texas Project Area at a cost of approximately $8,500,000, payable in installments beginning in October 2000 and continuing through the final delivery of reprocessed data, which is expected to occur in 2002.

          In June 2001, Cheniere sold to Gryphon for $3,500,000 one of its two licenses to the Seitel 3D seismic data. Gryphon paid $853,197 in cash to Cheniere and agreed to pay $2,646,803 of Cheniere's obligations related to the reprocessing of the data. Cheniere remained responsible for payment of the final $1,061,692 in reprocessing charges upon final delivery of all reprocessed data, which is expected to be completed in 2002. (See Note 16 in Notes to Consolidated Financial Statements for complete discharge of this obligation in March 2002.) Cheniere retains one license to the seismic data.

          In July 2001, Cheniere sold to Gryphon one of its two licenses to certain 3D seismic data covering an additional 3,000 square miles. Gryphon agreed to pay Cheniere's accounts payable of $1.3 million and the remaining commitment of $2.9 million related to the reprocessing of the data. In connection with the transaction, Cheniere also transferred to Gryphon 6,740 shares of Gryphon common stock, valued by the parties at approximately $418,000 or $62 per share, based on the estimated fair market value of the Gryphon common stock, which considered the fair value of such stock at the formation of Gryphon and any significant changes in Gryphon's operations or market conditions since that date. The proceeds at closing of $1.3 million were allocated as a reduction to the carrying amount of Cheniere's investment in Gryphon ($418,000) and unproved oil and gas properties ($882,000). Cheniere retains one license to the seismic data.

          Cheniere's existing data set covering the Cameron Project and the reprocessed data set covering the Offshore Texas Project Area, as it is delivered, provide the Company the framework with which to identify potential drilling prospects which may then be acquired through leasing at the area-wide federal and state lease sales, through farm-ins (agreements whereby a third party owner of lease interests grants to the Company the right to earn an assignment of an interest in the lease, typically by drilling one or more wells), and through participation in industry prospects. Cheniere plans to continue to identify potential drilling prospects and may participate in any drilling activities through farm-ins or by selling an interest to an industry partner.

          As a part of its plans to add exploration staff, in December 2000, Cheniere entered into a consulting agreement with Aurora Exploration, LLC (Aurora) to assist Cheniere in the interpretation of the Company's seismic data sets and in the Company's prospect generation activities. The initial term of the agreement was through March 2001, but it was extended through September 2001. Aurora, based in Lafayette, LA, focused its efforts on the Mustang Island, Matagorda and West Cameron areas of the Gulf of Mexico shelf, using a portion of Cheniere's licensed seismic data from the Offshore Texas Project Area.

          LNG Receiving Terminal Development. In late 2000, Cheniere undertook a feasibility study to assess the long-term natural gas markets in the U.S. and, in particular, the potential role of LNG in meeting a portion of the gas supply deficit expected to develop later in this decade. Based on that analysis, Cheniere's management concluded that LNG would become an economically viable source of natural gas supply in the U.S.

          In 2001, Cheniere assembled an experienced LNG project development team and began a study to determine viable locations for LNG receiving terminals in the U.S. The Company then acquired options to enter into long-term leases for two terminal sites and an option to purchase one terminal site, all along the Texas Gulf Coast. The options may be renewed through the payment of annual or semi-annual rentals. Cheniere has undertaken preliminary engineering due diligence work on its initial terminal site in Freeport, Texas, with the objective of filing by mid-2002 an application with the Federal Energy Regulatory Commission (FERC) to permit the construction of an LNG receiving terminal.

Business Strategy

          It is the Company's belief that the long-term outlook for natural gas prices in the U.S. is one that will sustain prices at or above $3.00 per Mcf. The Company believes that such an environment will favor not only domestic exploration and production, but also LNG imports into the U.S. The Company's objective is to develop its LNG receiving terminal business and to expand the net value of its assets by building an oil and gas reserve base in a cost-efficient manner, through its investment in Gryphon and through exploitation of its seismic database to facilitate identifying drilling prospects. Cheniere's exploration program combines the use of regional seismic data in shallow water areas of the Gulf of Mexico, advanced analytical technologies, a methodology that integrates geoscience and engineering disciplines, and a core of experienced staff.

LNG Receiving Terminals

          Cheniere has assembled a team of professionals with extensive experience in the LNG industry. The Company has researched the LNG opportunity, developed a plan to exploit the opportunity and initiated the process of identifying and securing sites for LNG receiving terminals as well as undertaking the necessary regulatory and permitting work to advance the project. A substantial portion of the time and attention of Cheniere's employees is currently focused on developing an LNG terminal.

Seismic Data

          Cheniere has acquired two significant seismic database assets: (i) a license to a 228-square-mile seismic program covering the transition zone in Cameron Parish (the Cameron Project described above), and (ii) a 6,800-square-mile seismic database comprising several seismic surveys in the shallow waters offshore Texas (the Offshore Texas Project Area described above). The offshore Texas database has been available previously to the industry and was processed using a technique called dip move out (DMO). Cheniere has acquired the DMO data and is underwriting the reprocessing of the data utilizing another technology known as prestack time migration (PSTM). Both DMO and PSTM are processing techniques which improve seismic data quality to more accurately image subsurface features. Of the two techniques, PSTM is more advanced and technically accurate. The regional PSTM data is the technology tool which management believes gives Cheniere a competitive advantage.

Analysis and Methodology

          Cheniere has developed a prospect generation infrastructure capable of detailed analyses of large volumes of seismic, geological, and engineering data. Cheniere employs a rigorous methodology which includes: 1) the detailed analyses of existing fields to identify geological and geophysical attributes for use as analogs, 2) regional trend mapping to extend prolific plays into under-explored areas, 3) the use of workstation interpretation techniques to rapidly identify prospects with attributes similar to those identified in the analog fields, 4) the integration of seismic interpretation, well control, structure, stratigraphy, timing, sourcing factors, and production data to quantify prospect potential, and 5) the integration of the above sciences with experience and conservative economic evaluation to focus the exploration program on highly commercial projects. By conducting a thorough analysis of the data and strict adherence to the methodology, Cheniere believes it can reduce the risk of dry holes and achieve significant growth, while maintaining a competitive cost of finding and development.

Experience

          Cheniere has built a technical and management team that is experienced in the Gulf of Mexico and in various technical specialties required for its exploration program. The technical staff averages over 20 years of experience exploring for oil and gas in the Gulf Coast, and each individual has a proven track record of discoveries. The Company believes this experienced team allows it to be very productive in the generation and acquisition of prospects.

LNG Receiving Terminal Business

          LNG is natural gas that has been reduced to a fraction of its volume through a sophisticated refrigeration process. The liquefication of natural gas (into LNG) allows it to be transported long distances comparatively safely and economically. Outside the U.S., utilization of LNG has grown dramatically, with 12 countries capable of producing 5 Tcf (gas equivalent) of LNG per year and 13 countries capable of importing LNG. In the U.S., due mainly to an abundant supply of natural gas, LNG has not historically been a major energy source. However, with expected increases in natural gas demand, the recent experience of U.S. natural gas producers' limited ability to increase supply and the increasing cost of domestic exploration and production, the Company believes LNG will become a competitive supply alternative to domestic natural gas and other import alternatives. Assuming current construction costs of LNG-related facilities and tankers, LNG can be economically produced and delivered as natural gas into U.S. pipelines at a cost of $2.50 - $3.50/MMBtu.

          Cheniere has been developing its LNG business since late 2000 and has made substantial progress. After completing a U.S. gas market study and preliminary terminal location study in 2000, Cheniere decided to focus on developing terminals in Texas. Texas offers several important advantages, including (i) it is the largest natural gas-consuming state in the U.S., (ii) the government and general population are familiar with and supportive of the energy industry, (iii) with declining production, Texas has under-utilized intrastate and interstate pipelines with access to Midwest and Northeast U.S. markets, and (iv) Texas has an extended coast providing a number of ports with adequate facilities for such a terminal.

          Cheniere secured lease options on sites in Freeport, Texas and Brownsville, Texas and has a purchase option on a site in Sabine Pass, Texas. The options may be renewed through the payment of annual or semi-annual option payments.

          Initially, Cheniere plans to permit the Freeport site with average annual capacity of 365 Bcf of gas per year. Cheniere has commenced development of its Freeport, Texas site, including (i) completing a feasibility study, (ii) initiating the preparation of forms and collection of information for the permitting and Federal Energy Regulatory Commission related filings, (iii) meeting with local agencies and planners and (iv) conducting preliminary discussions concerning the financing of the project. In order to exploit the opportunity to develop an LNG receiving terminal, Cheniere will need to obtain additional equity or debt financing. Cheniere has executed non-binding Memoranda of Understanding (MOUs) for the sale of 450 MMcf per day of natural gas from the proposed terminal and is pursuing discussions with other consumers of natural gas to arrange for additional gas sales through the terminal. Cheniere has also held discussions with several LNG suppliers. Assuming prompt regulatory approvals and adequate financing, and subject to all of the risks inherent in a new venture of this type, construction of the first terminal could commence as early as 2003 with LNG being imported at the beginning of 2006. However, there can be no assurance whether or when such regulatory approvals and financing may be obtained. See Forward Looking Statements and Risk Factors.

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

Cameron Project Seismic Exploration Program

          Under the terms of an exploration agreement with an industry partner covering the Cameron Project, Cheniere paid for certain seismic costs and acquired ownership of seismic data covering the Cameron Project, among other interests that have subsequently expired or terminated. After the termination of the exploration agreement, Cheniere sold the seismic data to a seismic marketing company for $2,500,000 and a 50% share in licensing proceeds generated by the marketing company. Cheniere also retained a license to all of the seismic data for use in its exploration program.

Seismic Exploration Program in Offshore Texas Project Area

          In June 2000, Cheniere acquired a license to approximately 1,900 square miles of seismic data from Seitel Data Ltd., a division of Seitel Inc. In October 2000, Cheniere exercised its option to expand the agreement with Seitel Data Ltd. to cover an additional 1,900 square miles of seismic data. Together, the licenses acquired from Seitel represent coverage of over 433 Outer Continental Shelf blocks in the shallow waters offshore Texas and Louisiana in the Gulf of Mexico.

          In October 2000, Cheniere negotiated a Master Data Users Agreement with the Houston-based firm, JEBCO Seismic L.P., to acquire 3,000 square miles (333 blocks) of seismic data in both state and federal waters offshore Texas, bringing Cheniere's total data set in the shallow waters offshore Texas and Louisiana to approximately 6,800 square miles of seismic coverage. Cheniere has committed to reprocess all of the data from the Offshore Texas Project Area at a cost of approximately $8,500,000, payable in installments beginning in October 2000 and continuing through the final delivery of reprocessed data, which is expected to occur in 2002. As of December 31, 2001, Cheniere had received reprocessed data for the 3,000 square miles of seismic data in the Jebco data set, representing 43% of the total reprocessing to be done in the Offshore Texas Project Area.

          Cheniere's exploration team generated ten prospects during 2001 and sold interests in eight of the prospects to industry partners, retaining various overriding royalty interests and working interests. Cheniere expects that the prospects will be drilled by its industry partners during 2002, but Cheniere does not serve as operator of the wells and does not control the timing of such drilling activities.

Drilling Activities

          In 1999, the Company drilled and completed two discovery wells located in adjacent fault blocks on West Cameron Block 49 in Louisiana state waters: the Redfish well and the Stingray well. The wells were tied into a common platform and began production during September 1999. Both wells are located in shallow waters of approximately 25 feet and were drilled into the Lower Miocene formation, from 9,000 to 11,000 feet. Cheniere owns a 30% working interest in the Redfish well and a 45% working interest in the Stingray well.

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

          During 2001, Cheniere did not participate in the drilling of any wells.

Investment in Gryphon Exploration Company

          Cheniere owns 100% of the outstanding common stock of Gryphon and exercises significant influence over Gryphon's financial and operating policies through its participation on Gryphon's board of directors; however, Cheniere does not participate in the day-to-day management of Gryphon, does not exercise control over Gryphon and cannot effect a change in the management of Gryphon. Cheniere's equity share of Gryphon's losses for 2001 was $2,974,191, calculated by applying Cheniere's 100% common stock ownership interest to Gryphon's net income of $84,000 and reducing such result for Gryphon's preferred dividend arrearages of $3,058,191 for the year. As of December 31, 2001, after giving effect to the conversion of all shares of Gryphon's convertible preferred stock to shares of Gryphon common stock, Cheniere had a 20.2% interest in Gryphon. Subsequent to the period covered by this report, in March 2002, Cheniere sold 51,400 shares of its Gryphon common stock to Gryphon, subject to certain repurchase options, thereby further reducing its interest to 13.7% on an as-converted basis. See Liquidity and Capital Resources - Exploration Funding under Item 7 of this report.

          In the Gryphon Transaction, the Company contributed the license to 8,800 square miles of seismic data that it had originally licensed from Fairfield Industries. The data covered more than 1,100 outer continental shelf blocks in the shallow waters of the Gulf of Mexico (the Offshore Louisiana
Area). Cheniere also assigned its rights in its

Joint Exploration Agreement with Samson, which ran from March 2000 through August 2001.

          From its inception in October 2000 through December 2001, Gryphon drilled nine exploratory wells, yielding four discoveries and five dry holes. As of March 22, 2002, Gryphon had three wells on production, one well awaiting completion and production facilities and one well drilled in 2002 for which completion activities were underway. Depending on rig availability, Gryphon anticipates drilling up to twelve exploration wells during 2002. Gryphon is also engaged in acquiring drilling prospects through leasing at area-wide federal and state lease sales and through farm-ins of leased acreage.

Production and Sales

          The following table presents certain information with respect to oil and natural gas production attributable to the Company, average sales prices received and average production costs during 2001, 2000 and 1999. The Company commenced oil and gas production on September 9, 1999.

                                                     Year Ended December 31,
                                                --------------------------------
                                                  2001        2000        1999
                                                --------   ----------   --------
Production:
     Oil (bbls)                                    2,608        3,703      2,975
     Gas (mcf)                                   542,774    1,459,897    633,432
     Gas equivalents (mcfe)                      558,422    1,482,117    651,282

Average sales prices:
     Oil (per barrel)                           $  27.43   $    29.78   $  23.18
     Gas (per mcf)                              $   4.48   $     3.79   $   2.59

Selected data per mcfe:
     Average sales price                        $   4.25   $     3.59   $   2.48
     Production costs                           $   0.75   $     0.26   $   0.20
     Oil and gas depreciation, depletion and
        amortization excluding impairments      $   1.84   $     2.04   $   1.84

   For the year ended December 31, 2001 Gryphon had production of 824,458 mcfe.

Acreage and Wells

          The following table sets forth certain information with respect to the Company's developed and undeveloped leased acreage as of December 31, 2001.

                                   Developed Acres         Undeveloped Acres (1)
                                   ----------------        ---------------------
                                   Gross        Net         Gross           Net
                                   -----        ---        ------          -----
Louisiana                          1,333        499        10,157          9,563
Texas                                 --         --         1,440            209
                                   -----        ---        ------          -----
     Total                         1,333        499        11,597          9,772
                                   =====        ===        ======          =====

(1)  The Company has no leases which expire in 2002.

          At December 31, 2001, the Company had working interests in 2 gross (0.75 net) producing gas wells.

          At December 31, 2001, Gryphon held interests in leases covering 7,188 gross (3,407 net) developed acres in 103,979 gross (52,901 net) undeveloped acres. Gryphon has interests in 3 gross (0.95 net) producing wells at December 31, 2001.

Drilling Activities

          All of Cheniere's drilling activities are conducted through arrangements with independent contractors. Cheniere owns no drilling equipment. During the years ended December 31, 2001 and 2000, the Company did not drill any wells. Certain information with regards to the Company's drilling activities for the year ended

December 31, 1999 is set forth below:

                                         Year Ended
                                     December 31, 1999
                                     ------------------
                                               Net
                                               Working
                                     Gross     Interest
                                     -----     --------
Development wells                      --         --
                                      ---        ---
Exploratory wells:
     Oil                               --         --
     Gas                              2.0        0.8
     Nonproductive                    4.0        2.5
                                      ---        ---
          Total                       6.0        3.3
                                      ---        ---

Total wells                           6.0        3.3
                                      ===        ===

          All of the Company's wells are located in the United States. In 1999, the Company completed two wells. In 2000, the Company commenced drilling a well on its Shark Prospect, but prior to completion the Company assigned its interest in the Shark well to Gryphon, its unconsolidated affiliate in connection with the Gryphon Transaction in October 2000. In 2001, the Company did not participate in the drilling of any wells.

          During 2001, Gryphon drilled 9 gross (3.1 net) wells of which 4 gross (1.6 net) wells were successful.

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

                                                                             December  31, 2001
                                                                               Proved Reserves
                                                              -----------------------------------------------
                                                                 Oil       Gas
                                                               (Bbls)      (Mcf)         Mcfe      PV-10 (1)
                                                              -------   ----------   ----------   -----------
Cheniere Reserves
     West Cameron Block 49                                     15,088    3,245,000    3,335,528   $ 2,922,901
                                                              -------   ----------   ----------   -----------
     Proved Reserves                                           15,088    3,245,000    3,335,528   $ 2,922,901
                                                              =======   ==========   ==========   ===========
     Proved Developed Reserves                                 15,088    3,245,000    3,335,528   $ 2,922,901
                                                              =======   ==========   ==========   ===========

Equity Interest in Reserves of Unconsolidated Affiliate (2)
     Proved Reserves                                          210,151   17,468,000   18,728,906   $32,568,000
                                                              =======   ==========   ==========   ===========
     Proved Developed Reserves                                192,569   13,022,000   14,177,414   $27,033,000
                                                              =======   ==========   ==========   ===========

(1) The PV-10 amount (present value of estimated pre-tax future net revenues discounted at 10%) is calculated using year-end prices of $19.00 per barrel of oil and $2.61 per Mcf of gas.

(2) Includes Cheniere's proportional share, based on its 100% common stock ownership, of the proved reserves, proved developed reserves and PV-10 value of Gryphon. Such proportional share of Gryphon reserves and PV-10 value is based upon Cheniere's ownership of 100% of Gryphon's common stock and will be reduced to 20.2% upon the conversion of Gryphon's preferred shares outstanding at December 31, 2001. Upon such conversion Cheniere's equity interest in Gryphon's proved reserves and PV-10 value would be reduced to 3,783,239 Mcfe and $6,578,736, respectively. See General Development of Business.

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

          In accordance with SEC guidelines, the independent engineers' estimates of future net revenues from the Company's proved reserves and the present value thereof are made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including, in the case of gas contracts, the use of fixed and determinable contractual price escalations. The Company may receive amounts different than the independent engineers' estimates for a number of reasons, including changes in prices. See Supplemental Information to Consolidated Financial Statements. Estimates of the Company's proved oil and gas reserves were not filed with or included in reports to any other federal authority or agency other than the SEC during the fiscal year ended December 31, 2001.

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

          Although the LNG receiving business is in its developmental stages, several companies are exploring the possibility of engaging or developing an LNG business. Many of these companies have financial resources and exploration and development budgets that are substantially greater than those of the Company, which may adversely affect the Company's ability to compete.

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

          The availability of a ready market for and the price of any hydrocarbons produced by the Company will depend on many factors beyond the control of the Company, including the extent of domestic production and imports of foreign oil, the marketing of competitive fuels, the proximity and capacity of natural gas pipelines, the availability of transportation and other market facilities, the demand for hydrocarbons, the political conditions in international oil-producing regions, the effect of federal and state regulation of allowable rates of production, taxation, the conduct of drilling operations, and federal regulation of natural gas. In the past, as a result of excess deliverability of natural gas, many pipeline companies curtailed the amount of natural gas taken from producing wells, shut in some producing wells, significantly reduced gas taken under existing contracts, refused to make payments under applicable take-or-pay provisions, and have not contracted for gas available from some newly completed wells. The Company can give no assurance that such conditions will not arise again.

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

          In addition, in the event the Company completes the LNG receiving facility, the profitability of its operations and the price of its gas will be dependent on the availability of liquefied natural gas, the volume and price of domestic production of natural gas, the marketing of competitive fuels, the proximity and capacity of natural gas pipelines, the availability of transportation and other market facilities, the demand for hydrocarbons, the political conditions in international oil-producing regions, taxation and the domestic demand for natural gas.

Government Regulation

          The Company's oil and gas exploration, production and related operations are, and its LNG receiving facility will be, subject to federal and state statutes and extensive rules and regulations promulgated by federal and state agencies. Failure to comply with such laws can result in substantial penalties. The regulatory burden on the oil and gas industry increases the Company's cost of doing business and affects its profitability. Because such laws are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with them.

          Cheniere's construction and operation of the proposed LNG receiving terminal will be subject to extensive federal, state and local laws and regulations, including laws and regulations relating to safety, as well as laws and regulations governing environmental protection and pollution control. These laws and regulations will require the acquisition of certain permits or other authorizations before construction and operation of the terminal may occur. For example, in order to site, construct and operate the proposed receiving terminal, Cheniere will be required to apply for and receive authorization from the FERC under Section 3 of the Natural Gas Act of 1938 (NGA). While Cheniere believes that the likelihood is great that it will be able to obtain all permits and approvals necessary for the construction and operation of the proposed facilities, including NGA Section 3 authorization from FERC, Cheniere cannot guarantee that it will be able to do so. Nor can Cheniere guarantee that the authorizations and permits will not include unfavorable terms or conditions. The permits and authorizations required for various operations and activities are, in many instances, subject to revocation, modification and renewal by the issuing authorities.

          While these compliance activities increase the cost of planning, installing and operating facilities, Cheniere does not expect environmental and other regulatory compliance matters to have a material adverse effect on its financial position or results of operations. However, because such laws and regulations are frequently changed and may impose increasingly stricter requirements, Cheniere is unable to predict the ultimate cost of complying with such laws and regulations.

Production

          In most, if not all, areas in which the Company conducts activities, statutes concerning the production of oil and natural gas authorize administrative agencies to adopt rules which, among other matters, (i) regulate the operation of, and production from, both oil and gas wells, (ii) determine the reasonable market demand for oil and gas, and (iii) establish allowable rates of production. Such regulation may restrict the rate at which the Company's wells may produce oil or gas, with the result that the amount or timing of the Company's revenues could be adversely affected.

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

Bonding and Financial Responsibility Requirements

          The Company is required to obtain bonding, or otherwise demonstrate financial responsibility at varying levels, by governmental agencies in connection with obtaining state or federal leases or acting as an owner or operator on such leases or of exploration and production related facilities. These bonds may cover such obligations as plugging and abandonment of unproductive wells, removal and closure of related exploration, production facilities and pollution liabilities. The costs of such bonding and financial responsibility requirements can be substantial, and there can be no assurance that the Company will be able to obtain such bonds and/or otherwise demonstrate financial responsibility in all cases.

Natural Gas Marketing and Transportation

          The FERC regulates the transportation and sale for resale of natural gas in interstate commerce pursuant to the NGA and the Natural Gas Policy Act of 1978 (the NGPA). In the past, the federal government has regulated the prices at which natural gas could be sold. Deregulation of wellhead sales of natural gas began with the enactment of the NGPA in 1978. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act (the Decontrol Act) which removed all NGA and NGPA price and non-price controls affecting wellhead sales of natural gas effective January 1, 1993. While sales by producers of natural gas can currently be made at uncontrolled market prices, Congress could reenact price controls in the future.

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

          OCSLA requires that all pipelines operating on or across the OCS provide open-access, non-discriminatory service. Although the FERC has opted not to impose the regulations of Order No. 509, in which the FERC implemented OCSLA, on gatherers and other non-jurisdictional entities, the FERC has retained the authority to exercise jurisdiction over those entities, if necessary, to permit non-discriminatory access to service on OCS. In this regard, the FERC issued a Statement of Policy (Policy Statement) regarding the application of its jurisdiction under the NGA and OCSLA over natural gas facilities and service on OCS. In the Policy Statement, the FERC concluded that facilities located in water depths of 200 meters or more shall be presumed to have a primary purpose of gathering up to the point of interconnection with the interstate pipeline grid. The FERC has determined that gathering facilities are outside of its jurisdiction, and thus it will no longer regulate the rates and services of such OCS facilities under the NGA. While it is not possible to determine what the actual impact of this new policy will be, it is possible that the Company could experience an increase in transportation costs associated with its OCS natural gas production and possibly reduced access to OCS transmission capacity.

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

          In addition, the U.S. Oil Pollution Act (OPA) requires owners and operators of facilities that could be the source of an oil spill into waters of the United States (a term defined to include rivers, creeks, wetlands and coastal waters) to adopt and implement plans and procedures to prevent any spill of oil into any waters of the United States. OPA also requires affected facility owners and operators to demonstrate that they have at least $35 million in financial resources to pay for the costs of cleaning up an oil spill and compensating any parties damaged by an oil spill. Such financial assurances may be increased to as much as $150 million if a formal assessment indicates such an increase is warranted.

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

          In addition, the disposal of wastes containing naturally occurring radioactive material, which are commonly generated during oil and gas production, is regulated under state law. Typically, wastes containing naturally occurring radioactive material can be managed on site or disposed of at facilities licensed to receive such waste at costs that are not expected to be material.

Operational Risks and Insurance

          The Company anticipates that any wells established by it will be drilled by proven industry contractors. Based on financial considerations, the Company may choose to utilize turnkey drilling contracts that limit its financial and legal exposure. Under a turnkey drilling contract, a negotiated price is agreed upon and the money is placed in escrow. The drilling contractor then assumes all of the risk and expense, including any cost overruns, of drilling a well to contract depth and completing any agreed upon evaluation of the wellbore. Upon performance of all these items, the escrowed money is released to the contractor. Circumstances may arise where the Company is unable to secure a turnkey contract on satisfactory terms. In this case, the Company may decide to drill, or cause to be drilled, the applicable test well(s) on either a footage or day-rate basis. Under a footage drilling contract, the operator pays to the drilling contractor an agreed sum per foot drilled. Under a day-rate drilling contract, the operator pays an agreed sum for each day of drilling required to reach contract depth. All risk and expense, including cost overruns, of drilling a well to total depth lies with the operator in both footage and day-rate contracts. The drilling of such test wells will be subject to the usual drilling hazards such as cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution and other environmental risks. The Company's activities are also subject to perils specific to marine operations, such as capsizing, collision and damage or loss from severe weather. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. In accordance with customary industry practices, the Company intends to maintain insurance against some, but not all, of such risks and some, but not all, of such losses. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect the Company's financial condition and operations. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at rates considered reasonable by the Company.

Employees

          The Company had 12 full-time employees as of March 22, 2002.

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

          All statements, other than statements of historical facts, so included in this annual report that address activities, events or developments that the Company intends, expects, projects, believes or anticipates will or may occur in the future, including, without limitation: statements regarding the Company's business strategy, plans and objectives and statements expressing beliefs and expectations regarding the ability of the Company to successfully raise the additional capital necessary to meet its obligations, the ability of the Company to secure the leases necessary to facilitate anticipated drilling activities and the ability of the Company to attract additional working interest owners to participate in the exploration and development of oil and gas reserves, are forward-looking statements within the meaning of the Act. These forward-looking statements are and will be based on management's then-current views and assumptions regarding future events.

          The following are some of the important factors that could affect the Company's financial performance or could cause actual results to differ materially from estimates contained in the Company's forward-looking statements. The important factors are not exclusive.

The Company is a development stage company, and it is subject to the expenses, difficulties and uncertainties generally associated with early stage companies.

          Cheniere has a limited operating history with respect to its oil and gas exploration activities, which were commenced in April 1996, and the Company has not yet started operating any LNG receiving facilities. As a development stage company, Cheniere faces all of the risks inherent in the establishment and growth of any new business. From the Company's inception until the quarter ended June 30, 2000 and subsequently, Cheniere has incurred losses and may continue to incur losses, depending on whether it generates sufficient revenue either from producing reserves acquired through acquisitions or drilling activities or from the eventual commencement of LNG receiving operations. Cheniere may be unable to implement and complete its business plan, and the Company's business may be ultimately unsuccessful. These factors make evaluating Cheniere's business and forecasting its future operating results difficult. Furthermore, any continued losses and any delays in the implementation or completion of the Company's business plan may have a material adverse effect on Cheniere's business, its results of operations, its financial condition and the market price of its common stock.

The Company's future growth and profitability are highly dependent on the success of its exploration program and the development of its LNG receiving terminal business.

          The primary focus of Cheniere's operations has been identifying drilling prospects, but Cheniere is also currently focusing on developing its LNG receiving facilities. Almost all of the Company's assets are represented by investments to date in its exploration program, including the seismic data related thereto. Through its drilling in 1999 and 2000, Cheniere has established only limited proved reserves (oil and gas reserves that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions). Furthermore, the Company has achieved only limited oil and gas production as of the date of this report. Cheniere's future growth and profitability therefore depend heavily on the success of its exploration program in locating additional proved reserves and achieving additional oil and gas production or the development of its LNG receiving facilities. Failure to locate such additional reserves and to achieve additional production may have a material adverse effect on Cheniere's business, results of operations and financial condition.

Failure to obtain approvals and permits from governmental and regulatory agencies with respect to the Company's LNG project could have a detrimental effect on the project and on the Company.

          Cheniere is currently focusing on developing its LNG receiving facilities. The transportation of LNG is highly regulated, and Cheniere has yet to obtain several governmental and regulatory approvals and permits required in order to complete and maintain its LNG project. Company management estimates that it may take two to three years of work to obtain the approvals and permits necessary to proceed with the construction and operation of an LNG receiving terminal. The Company has no control over the outcome of the review and approval process. If Cheniere is unable to obtain the approvals and permits, the Company may not be able to recover its investment in the project. In addition, failure to obtain these approvals and permits may have a material adverse effect on the Company's business, results of operations and financial condition.

Failure of LNG to become a competitive factor in the U.S. oil and gas industry could have a detrimental effect on the Company's ability to implement and complete its business plan.

          In the U.S., due mainly to an abundant supply of natural gas, LNG has not historically been a major energy source. Furthermore, LNG may not become a competitive factor in the U.S. oil and gas industry. The failure of LNG to become a competitive supply alternative to domestic natural gas and other import alternatives may have a material adverse effect on Cheniere's ability to implement and complete its business plan as well as the Company's business, results of operations and financial condition.

The Company may not be able to obtain additional financing on terms that are acceptable to the Company, which could harm its ability to conduct business.

          As of December 31, 2001, Cheniere had $1,344,159 of current assets and a working capital deficit of $530,242. Because of its low level of current assets, the Company may need additional capital for a number of purposes. If the Company is unable to obtain additional financing, it could significantly harm Cheniere's ability to conduct its business, including its ability to take advantage of opportunities that come from its exploration program and its ability to construct LNG terminals. Cheniere's needs for additional financing include the following:

     . Additional capital may be required to pay for Cheniere's share of costs relating to the drilling of prospects and development of those that are successful, to exercise lease options and to acquire additional oil and gas leases. The total amount of the Company's capital needs will be determined in part by the number of prospects generated within its exploration program and by the working interest that the Company retains in those prospects.

     . The Company may need capital to fund its pro-rata share of the capital calls by Gryphon that are approved by Gryphon's board of directors. If the Company subscribes to its pro-rata portion of such capital calls but fails to fund, it would lose its ability to subscribe to any future capital calls and would suffer further dilution of its holdings in Gryphon. In 2001, Gryphon made cash calls in the aggregate amount of $30,000,000, which were funded entirely by Warburg, in May, July and November 2001. Cheniere declined to participate in these cash calls and its interest in Gryphon has been reduced from 36.8% to 20.2% on an as-converted basis, as of December 31, 2001. Subsequent to the period covered by this report, in March 2002, Cheniere sold 51,400 shares of its Gryphon common stock to Gryphon, subject to certain repurchase options, thereby further reducing Cheniere's interest to 13.7% on an as-converted basis. Also in March 2002, Gryphon made a cash call for $5,000,000 and Cheniere declined to participate. If Warburg funds the full amount of the cash call in April 2002, as it is entitled to do, Cheniere's effective interest will be reduced to 12.7%. It is anticipated that Gryphon will make cash calls for additional funds. The Company's share of such future capital calls could total up to approximately $5,000,000. If the Company elects not to fund its pro-rata portion of such capital calls, and Warburg funds its portion, as they would be entitled to do, and as they have since the formation of Gryphon, the Company's ownership percentage of Gryphon's common stock on an as-converted basis will be further reduced (to as low as 8%) if it chooses not to participate in such additional cash calls or to exercise its option to repurchase all or a portion of the 51,400 shares it sold to Gryphon in March 2002. See Liquidity and Capital Resources - Exploration Funding under Item 7 of this report.

     . The Company will need substantial additional funds to execute its plan for developing and implementing an LNG receiving terminal business, including engineering, environmental, marine, regulatory, construction and legal work, including any such work involved in permitting and FERC filings. Such costs are estimated to be approximately $8,000,000 for the two-year period ending December 31, 2003, and include semi-annual rental payments totaling approximately $500,000 per year to renew lease and purchase options on potential sites for LNG receiving terminals.

          Additional capital could be obtained from a combination of funding sources, many of which may have a material adverse effect on the Company's business, results of operations and financial condition. These potential funding sources include:

     . cash flow from operating activities, which is sensitive to prices the Company receives for its oil and natural gas,

     . borrowings from financial institutions, which may subject the Company to certain restrictive covenants, including covenants restricting the Company's ability to raise additional capital or pay dividends,

     . debt offerings, which would increase the Company's leverage and add to its need for cash to service such debt,

     . additional offerings of the Company's equity securities, which would cause dilution of its common stock,

     . sales of portions of its working interest in the prospects within its exploration program, which would reduce future revenues from its exploration program,

     . sale to an industry partner of a participation in the Company's exploration program, which would reduce future revenues from its exploration program,

     . sale of all or a portion of the Company's producing oil and gas properties, which would reduce future revenues (see Note 16 in Notes to the Consolidated Financial Statements concerning March 2002 agreement to sell the Company's producing oil and gas properties),

     .    sale of an interest in the Company's LNG project and

     . arrangement of a business development loan from, or prepayment of terminal use fees by, prospective sellers or purchasers of LNG.

          Cheniere's ability to raise additional capital will depend on the results of its operations and the status of various capital and industry markets at the time such additional capital is sought. Accordingly, capital may not become available to the Company from any particular source or at all. Even if additional capital becomes available, it may not be on terms acceptable to the Company. Failure to obtain additional financing on acceptable terms may have a material adverse effect on the Company's business, results of operations and financial condition.

Because of the Company's lack of diversification, factors harming the oil and gas industry in general, including downturns in prices for oil and gas, would be especially harmful to it.

          The Company is an independent energy company and is not actively engaged in any other industry. Cheniere's revenues and profits are substantially dependent on the oil and gas industry in general and the prevailing prices for oil and gas in particular. Circumstances that harm the oil and gas industry in general will have an especially harmful effect on Cheniere. Oil and gas prices have been and are likely to continue to be volatile and subject to wide fluctuations in response to any of the following factors:

     .    relatively minor changes in the supply of and demand for oil and gas,

     .    political conditions in international oil producing regions,

     . the extent of domestic production and importation of oil in relevant markets,

     .    the level of consumer demand,

     .    weather conditions,

     . the competitive position of oil or gas as a source of energy as compared with other energy sources,

     .    the refining capacity of oil purchasers and

     . the effect of federal and state regulation on the production, transportation and sale of oil and gas.

          It is likely that adverse changes in the oil market or the regulatory environment would have an adverse effect on the Company's business results of operations and financial condition, including its ability to develop and implement its LNG project and to obtain capital from lending institutions, industry participants, private or public investors or other sources.

The Company experiences intense competition in the oil and gas industry, which may make it difficult for the Company to succeed.

          The oil and gas industry is highly competitive. If Cheniere is unable to compete effectively, it will not succeed. A number of factors may give the Company's competitors advantages over Cheniere. For example, most of the Company's current and potential competitors have significantly greater financial resources and a significantly greater number of experienced and trained managerial and technical personnel than the Company does. In addition, the businesses of such competitors are in many cases more diversified than that of Cheniere. Cheniere may not be able to compete effectively with such companies. Moreover, the oil and gas industry competes with other industries in supplying the energy and fuel needs of industrial, commercial and other consumers. Increased competition causing over-supply and depressed prices could have a substantially negative impact on Cheniere's operating revenues.

Fluctuation in energy prices or supply of liquefied natural gas could adversely affect our LNG receiving terminals business.

          If LNG prices are higher than prices of domestically produced natural gas or natural gas derived from other sources, our ability to compete with such suppliers may be negatively impacted. In addition, in the event the supply of LNG is limited or restricted for any reason, our ability to profitably operate an LNG receiving facility could be materially impacted. Revenues generated by an LNG receiving terminal depend on the volume of LNG processed and the price of the natural gas produced, both of which can be affected by the price of natural gas and natural gas liquids.

The Company is subject to significant operating hazards and uninsured risks, one or more of which may create significant liabilities for it.

          The Company's oil and gas operations are subject to all of the risks and hazards typically associated with the exploration for and the development and production of oil and gas. In accordance with customary industry practices, the Company intends to maintain insurance against some, but not all, of these risks and losses. Moreover, the Company may not be able to maintain adequate insurance in the future at rates it considers reasonable. The occurrence of a significant event not fully insured or indemnified against could seriously harm the Company's business, results of operations and financial condition.

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

          In the event the Company completes the LNG receiving terminal, the operations of such facility will be subject to the inherent risks normally associated with those operations, including explosions, pollution, release of toxic substances, fires, hurricanes and adverse weather conditions and other hazards, each of which could result in damage to or destruction of the Company's facilities or damages to persons and property. In addition, the Company's operations face possible risks associated with acts of aggression on our assets. If any of these events were to occur, the Company could suffer substantial losses. The Company will maintain insurance against these types of risks to the extent and in the amounts that it believes are reasonable. Its financial condition and operations could be adversely affected if a significant event occurs that is not fully covered by insurance.

The Company is subject to significant exploration risks, including the risk that it may not be able to find or produce enough oil and gas to generate any profits.

          The Company's exploration activities involve significant risks, including the risk that it may not be able to find or produce enough oil and gas to generate any profits. The wells drilled by the Company may not discover any oil or gas. Further, there is no way to know in advance of drilling and testing whether any prospect will yield oil or gas in sufficient quantities to make money for the Company. In addition, the Company is highly dependent on seismic activity and the related application of new technology as a primary exploration methodology. This methodology, however, requires greater pre-drilling expenditures than traditional drilling strategies. Even when fully used and properly interpreted, 3D seismic data can only assist the Company in identifying subsurface reservoirs and hydrocarbon indicators, and will not allow the Company to determine conclusively if hydrocarbons will in fact be present and recoverable. If the Company's exploration efforts are unsuccessful, its business and financial condition will be substantially harmed.

The Company may not be able to acquire the oil and gas leases it needs to sustain profitable operations.

          In order to engage in oil and gas exploration in the areas covered by its 3D seismic data, the Company must first acquire rights to conduct exploration and recovery activities on such properties. Cheniere may not be successful in acquiring farm-outs (agreements whereby the Company, as owner of lease interests, grants to a third party the right to earn an assignment of an interest in the lease, typically by drilling one or more wells), seismic permits, lease options, leases or other rights to explore for or recover oil and gas. Both the United States Department of the Interior and the States of Texas and Louisiana award oil and gas leases on a competitive bidding basis. Non-governmental owners of the onshore mineral interests within the area covered by the Company's exploration program are not obligated to lease their mineral rights to the Company except where the Company has already obtained lease options. In addition, other major and independent oil and gas companies with financial resources significantly greater than Cheniere's may bid against Cheniere for the purchase of oil and gas leases. If the Company is unsuccessful in acquiring these leases, permits, options and other interests, the area covered by the Company's 3D seismic data that could be explored through drilling will be significantly reduced, and Cheniere's business, results of operations and financial condition will be substantially harmed.

If the Company is unable to obtain satisfactory turnkey contracts, it may have to assume additional risks and expenses when drilling wells.

          Cheniere anticipates that any wells drilled in which it has an interest will be drilled by established industry contractors under turnkey contracts that limit its financial and legal exposure. Under a turnkey drilling contract, a negotiated price is agreed upon and the money placed in escrow. The contractor then assumes all of the risk and expense, including any cost overruns, of drilling a well to contract depth and completing any agreed upon evaluation of the wellbore. Upon performance of all these items, the escrowed money is released to the contractor.

          Circumstances may arise, however, where a turnkey contract is not economically beneficial to the Company or is otherwise unobtainable from proven industry contractors. In such instances, the Company may decide to drill wells on a day-rate basis. Under a day-rate drilling contract, the operator pays an agreed sum for each day of drilling required to reach contract depth. All risk and expense of drilling a well to total depths lies with the operator in day-rate contracts. The drilling of such test wells would subject the Company to the usual drilling hazards such as cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution and other environmental risks. The Company would also be liable for any cost overruns attributable to drilling problems that otherwise would have been covered by a turnkey contract. These liabilities, if incurred, may have a materially adverse impact on Cheniere's business and financial condition.

Existing and future United States governmental regulation, taxation and price controls could seriously harm the Company.

          Oil and gas production and exploration are subject to comprehensive federal, state and local laws and regulations controlling the exploration for and production and sale of oil and gas and the possible effects of such activities on the environment. Failure to comply with such rules and regulations can result in substantial penalties and may harm the Company. Present, as well as future, legislation and regulations could cause additional expenditures, restrictions and delays in the Company's business, the extent of which cannot be predicted and which may require the Company to limit substantially, delay or cease operations in some circumstances. In most areas where the Company plans to conduct activities, there are statutory provisions regulating the production of oil and natural gas which may restrict the rate of production and adversely affect revenues. The Company plans to acquire oil and gas leases in the Gulf of Mexico, which, if acquired, would be granted by the federal government and administered by the U.S. Department of Interior Minerals Management Service. The Department strictly regulates the exploration, development and production of oil and gas reserves in the Gulf of Mexico. Such regulations could seriously harm the Company's operations in the Gulf of Mexico. The federal government regulates the interstate transportation of oil and natural gas, through the Federal Energy Regulatory Commission (FERC). The FERC has in the past regulated the prices at which oil and gas could be sold. Federal reenactment of price controls or increased regulation of the transport of oil and natural gas could seriously harm the Company.

          The Company's operations are also subject to extensive federal, state and local laws and regulations governing the discharge of oil and hazardous materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict or prohibit the types, quantities and concentration of substances that can be released into the environment or wastes that can be disposed of in connection with drilling and production activities, prohibit drilling activities on certain lands lying within wetlands or other protected areas and impose substantial liabilities for pollution or releases of hazardous substances resulting from drilling and production operations. Failure to comply with these laws and regulations may also result in civil and criminal fines and penalties. Moreover, state and federal environmental laws and regulations may become more stringent.

          Federal laws and regulations such as the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the Clean Air Act (CAA), the Oil Pollution Act of 1990 (OPA) and the Clean Water Act (CWA) and analogous state laws have continually imposed increasingly strict requirements for water and air pollution control, solid waste management and strict financial responsibility and remedial response obligations relating to oil spill protection. The cost of complying with such environmental legislation could have a general harmful effect on the Company's operations.

There is only limited trading in the Company's common stock, which makes its stock more difficult to sell than the stock of companies with more active markets.

          There is only limited trading in Cheniere's common stock, which makes its stock more difficult for an investor to sell than the stock of companies with more active markets. For the year 2001, the average daily trading volume of Cheniere's common stock on The American Stock Exchange was approximately 19,000 shares.

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

          Any issuance of common stock by the Company may result in a reduction in the book value per share or market price per share of its outstanding shares of common stock and will reduce the proportionate ownership and voting power of such shares. The Company has 45,000,000 authorized shares of stock, consisting of 40,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of December 31, 2001, approximately 67% of the shares of the common stock remained unissued. The board of directors has the power to issue any and all of such shares without shareholder approval. It is likely that the Company will issue shares of common stock, among other reasons, in order to raise capital to sustain operations and/or to finance future oil and gas exploration projects. In addition, the Company has reserved 2,850,288 shares of the common stock for issuance upon the exercise of outstanding warrants and 1,500,000 shares of the common stock for issuance upon the exercise of stock options. As of December 31, 2001, there were 1,741,111 issued and outstanding options to purchase common stock, 241,111 of which are conditional upon subsequent approval by the Company's stockholders of an amendment to the Company's option plan, increasing the number of shares authorized for issuance under the plan from 1,500,000 to 2,000,000. To the extent that outstanding warrants and options are exercised, the percentage ownership of common stock of the Company's stockholders will be diluted. Moreover, the terms upon which the Company will be able to obtain additional equity capital may be adversely affected because the holders of outstanding warrants and options can be expected to exercise them at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable than the exercise terms provided by such outstanding securities. In the event of the exercise of a substantial number of warrants and options, within a reasonably short period of time after the right to exercise commences, the resulting increase in the amount of the Company's common stock in the trading market could substantially adversely affect the market price of the common stock or the Company's ability to raise money through the sale of equity securities.

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

          Because the Company has few employees and limited operating revenues, it is and will continue to be largely dependent on industry partners for the success of the Company's oil and gas exploration projects. Cheniere could be seriously harmed if its industry partners do not perform satisfactorily on projects that affect it. The Company often has and will continue to have no control over factors that would influence the performance of its partners.

The Company is controlled by a small number of principal stockholders who may exercise a proportionately larger influence on Cheniere than its stockholders with smaller holdings.

          Cheniere is controlled by a small number of principal stockholders who may cause events to occur that are not in the interests of the Company's stockholders with smaller holdings. BSR Investments, Ltd. (BSR) is an entity controlled by the mother of Charif Souki, Cheniere's chairman. BSR owns approximately 11% of the outstanding common stock. Accordingly, it is likely that BSR will have significant influence on the election of Cheniere's directors and on its management, operations and affairs, including the ability to prevent or cause a change in control of the Company.

Anti-takeover provisions of the certificate of incorporation, bylaws and Delaware law could adversely impact a potential acquisition by third parties that may ultimately be in the financial interests of the Company's stockholders.

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

          Cheniere owns 100% of the outstanding common stock of Gryphon (13.7% effective ownership after giving effect to the conversion of Gryphon's preferred stock outstanding at December 31, 2001 and Cheniere's March 2002 sale of 51,400 shares of its Gryphon common stock to Gryphon) and a significant portion of the Company's value is derived from this investment. Cheniere exercises significant influence, primarily through board participation. Cheniere does not exercise control over Gryphon and therefore does not have the ability to effect a change of control of Gryphon. Accordingly, Gryphon's management team could make business decisions without Cheniere's consent that could impair the value of Cheniere's investment in Gryphon.

Item 3. Legal Proceedings

          The Company has been and may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. Management regularly analyzes current information and as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management and legal counsel, as of December 31, 2001, there were no threatened or pending legal matters that would have a material impact on the Company's consolidated results of operations, financial position or cash flows.

          In February 2002, the Company received a copy of a lawsuit styled Fairfield Industries Incorporated Fairfield vs. Cheniere Energy, Inc. and Gryphon Exploration Company, which was filed in district court in Harris County, Texas. The lawsuit related to a seismic license agreement between Fairfield and Cheniere, which was later assigned to Gryphon. In the lawsuit, Fairfield alleged that Cheniere and Gryphon conspired to defraud the plaintiff of certain transfer payments, which may be owed by Cheniere in connection with the transfer to Gryphon of the initial seismic contributed at the time of its formation. In March 2002, Fairfield, Gryphon, and the Company settled this lawsuit. Existing and contingent obligations to Fairfield by Cheniere totaling $2,500,000 have been fully discharged through agreement by Gryphon to make current and contingent payments in exchange for the transfer of 30,000 Gryphon common shares from Cheniere to Gryphon.

Item 4. Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5. Market Price of Dividends on the Registrant's Common Equity and Related Stockholder Matters

          Beginning on March 5, 2001, the common stock of the Company has traded on The American Stock Exchange under the symbol CXY. Between December 14, 2000 and March 2, 2001, Cheniere's common stock traded on the OTC Bulletin Board under the symbol CHEX. Between April 11, 1997 and December 13, 2000, the common stock of the Company traded on The Nasdaq SmallCap Market under the symbol CHEX. From the time the Company first traded publicly until April 11, 1997, the Company's common stock traded on the OTC Bulletin Board. The table below presents the high and low daily closing sales prices of the common stock, as reported by the Nasdaq SmallCap Market, the OTC Bulletin Board and The American Stock Exchange, for each quarter during 2000 and 2001, and for a portion of the Company's current quarter, as reported by The American Stock Exchange.

                                       High    Low
                                      -----   -----
Three Months Ended
  March 31, 2000                      $4.57   $3.91
  June 30, 2000                       $4.00   $2.13
  September 30, 2000                  $3.30   $2.91
  December 31, 2000                   $2.27   $1.98

Three Months Ended
  March 31, 2001                      $3.38   $2.09
  June 30, 2001                       $2.88   $1.85
  September 30, 2001                  $2.19   $0.90
  December 31, 2001                   $1.25   $0.75

Three Months Ended
  March 31, 2002                      $1.50   $0.93

          As of March 29, 2002, there were 13,297,393 shares of the Company's common stock outstanding held by approximately 2,800 beneficial owners.

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

                                                                   Year Ended
                                                                  December 31,
                                            ---------------------------------------------------------
                                                2001           2000           1999            1998
                                            ------------    -----------    -----------    -----------
Revenues                                    $  2,372,632    $ 5,320,432    $ 1,614,055    $        --
Production costs                                 420,242        388,637        128,859             --
Depreciation, depletion and amortization       1,243,828      3,371,383      1,361,644         39,171
Ceiling test write-down                        5,126,248             --             --             --
General and administrative expenses            4,291,963      1,938,659      1,908,805      1,619,307
Loss from operations                          (8,709,649)      (378,247)    (1,785,253)    (1,658,478)
Interest income (expense)                         18,578         23,916         31,530         20,634
Equity in net loss of affiliate (2)           (2,974,191)      (426,649)          --               --
Net loss                                     (11,665,262)      (780,980)    (1,753,723)    (1,637,844)
Net loss per share (basic and diluted)(3)          (0.89)         (0.07)         (0.27)         (0.41)
Cash dividends per share                    $         --    $        --    $        --    $        --
Weighted average shares outstanding (3)       13,035,256     10,732,678      6,449,104      4,003,864

                                                Four Months Ended             Period Ended
                                                   December 31,                 August 31,
                                            ------------------------    -------------------------
                                               1997        1996 (1)        1997           1996
                                            ----------    ----------    -----------    ----------
Revenues                                    $       --    $       --    $        --    $       --
Production costs                                    --            --             --            --
Depreciation, depletion and amortization         2,936         2,695          8,268         3,603
Ceiling test write-down                             --            --             --            --
General and administrative expenses            444,087       189,635      1,705,193       100,211
Loss from operations                          (447,023)     (192,330)    (1,713,461)     (103,814)
Interest income (expense)                       58,662        (1,223)        36,993       (18,033)
Equity in net loss of affiliate (2)                 --            --             --            --
Net loss                                      (388,361)     (193,553)    (1,676,468)     (121,847)
Net loss per share (basic and diluted)(3)        (0.11)        (0.07)         (0.55)        (0.06)
Cash dividends per share                    $       --    $       --    $        --    $       --
Weighted average shares outstanding (3)      3,587,032     2,650,342      3,035,980     2,152,735

                                                                        December 31,
                                      --------------------------------------------------------------------------------
                                          2001         2000          1999          1998          1997        1996 (1)
                                      -----------   -----------   -----------   -----------   -----------   ----------
Cash                                  $   610,718   $ 1,888,562   $ 1,175,950   $   143,868   $   787,523   $2,419,264
Oil and gas properties, proved, net     1,929,124     6,727,613     9,459,041            --            --           --
Oil and gas properties, unproved       16,236,962    18,253,731    20,648,923    20,000,425    16,534,054    6,000,000
Total assets                           25,023,676    34,665,618    34,481,275    20,840,474    17,705,627    8,476,710
Long-term notes payable                        --            --            --     2,025,020     2,025,000           --
Total liabilities                       1,874,401     1,604,410     6,735,537     4,523,144     4,285,599      262,798
Total stockholders' equity             23,149,275    33,061,208    27,745,738    16,317,330    13,420,028    8,213,912

                                              August 31,
                                      ------------------------
                                          1997         1996
                                      -----------   ----------
Cash                                  $   234,764   $1,093,180
Oil and gas properties, proved, net            --           --
Oil and gas properties, unproved       13,500,000    4,000,000
Total assets                           13,841,712    5,145,310
Long-term notes payable                        --           --
Total liabilities                         888,291      718,855
Total stockholders' equity             12,953,421    4,426,455

(1) On April 7,1998, the Company's board of directors approved a change in fiscal year-end. The change in year-end resulted in a transition period from September 1, 1997 to December 31, 1997.
(2) Represents the Company's equity in the net loss of Gryphon. See Note 7 to the Company's Consolidated Financial Statements.
(3) Net loss per share and weighted average shares outstanding have been restated to give effect to the one-for-four reverse stock split which was effective in October 2000. See Note 2 to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

          Cheniere is engaged in oil and gas exploration, development and exploitation and in the development of an LNG receiving terminal business. The Company has historically focused on evaluating and generating drilling prospects using a regional and integrated approach with a large seismic database as a platform. The Company is currently focusing, and expects to continue to focus, its attention and resources on the development of its LNG receiving terminal business. Cheniere's management expects that the Company's active interpretation of 3D seismic data and generation of prospects will continue, though its participation in the drilling of wells will be accomplished through farmout arrangements and back-in interests, whereby the capital costs are borne by industry partners.

Production and Product Prices

          Information concerning the Company's production and average prices received for the years ended December 31, 2001, 2000 and 1999 is presented in the following table. Cheniere commenced its production of oil and gas on September 9, 1999.

                                    Year Ended December 31,
                               --------------------------------
                                 2001        2000        1999
                               --------   ----------   --------
Production
  Oil (Bbls)                      2,608        3,703      2,975
  Gas (Mcf)                     542,774    1,459,897    633,432
  Gas equivalents (Mcfe)        558,422    1,482,117    651,282

Average sales prices:
  Oil (per Bbl)                $  27.43   $    29.78   $  23.18
  Gas (per Mcf)                $   4.48   $     3.79   $   2.59

Results of Operations - Comparison of the Fiscal Years Ended December 31, 2001 and 2000

          The Company's financial results for the year ended December 31, 2001 reflect a loss of $11,665,262, or $0.89 per share (basic and diluted), compared to a loss of $780,980, or $0.07 per share (basic and diluted) in 2000. The major factors contributing to the Company's loss in 2001 were: $5,126,248 in ceiling test write-downs, general and administrative expenses of $4,291,963 and equity in loss of unconsolidated affiliate of $2,974,911 (including accrued dividend obligations totaling $3,058,191 for the year, payable by Gryphon, related to its preferred stock).

          Oil and gas revenues decreased to $2,372,632 in 2001 from $5,320,432 in 2000 as a result of decreased production volumes (558,422 Mcfe in 2001 compared with 1,482,117 Mcfe in 2000). The decline in production volumes represents normal depletion of currently producing zones for the Company's two producing wells at West Cameron Block 49. The effect of declining production was partially offset by an increase in average gas prices to $4.48 per Mcf in 2001 compared to $3.79 per Mcf in the prior year. Production costs increased 8% to $420,242 in 2001 from $388,637 in 2000.

          Depreciation, depletion and amortization (DD&A) decreased to $1,243,828 in 2001 from $3,371,383 in 2000 as a result of both a lower DD&A rate per unit ($1.84 per Mcfe versus $2.04 per Mcfe) and the decline in the Company's production volumes.

          Gross general and administrative (G&A) expenses totaled $5,073,963 in 2001, compared to $4,366,207 in 2000. The most significant component of the increase between years was in legal fees, which increased by $716,588 to $912,514 in 2001 compared to $195,926 in 2000. The increased legal expenses in 2001 include approximately $545,000 related to the Company's development of an LNG receiving terminal business and approximately $120,000 related to Cheniere's buyout of its partner's interest in the proprietary Cameron 3D seismic data set. Also affecting the net G&A expenses reported between the years were reduced recoveries from management fees and reduced amounts capitalized as oil and gas property costs. In 2000, Cheniere received management fees from an industry partner in the amount of $1,684,193 of which $988,548 was recorded as a recovery of G&A expenses. The exploration agreement under which these management fees were received was assigned to Gryphon in October 2000. Cheniere received no management fees in 2001. Cheniere capitalizes as oil and gas property costs that portion of G&A expenses directly related to its exploration and development activities. Cheniere capitalized $782,000 in 2001 compared to $1,439,000 in 2000, the change being a direct result of the decreased level of exploration activity following the Gryphon Transaction in October 2000. G&A expenses, net of recoveries and amounts capitalized, were $4,291,963 and $1,938,659 in 2001 and 2000, respectively.

          Equity in net loss of unconsolidated affiliate for 2001 includes Cheniere's equity share of Gryphon's losses of $2,974,191, calculated by applying Cheniere's 100% common stock ownership interest to Gryphon's net income of $84,000 and reducing such result for Gryphon's preferred dividend arrearages of $3,058,191 for the year. Cheniere's equity share of Gryphon's losses for the period from October 11, 2000 through December 31, 2000 was $426,649, calculated by applying Cheniere's 100% common stock ownership interest to Gryphon's net income of $19,003 and reducing such result for Gryphon's preferred dividend arrearages of $445,652. At such time as Warburg converts its preferred shares to common shares, Cheniere's equity share of Gryphon's earnings will be calculated at 20.2% based on ownership interests outstanding at December 31, 2001.

Results of Operations - Comparison of the Fiscal Years Ended December 31, 2000 and 1999

          The Company's financial results for the year ended December 31, 2000, reflect a loss of $780,980 or $0.07 per share (basic and diluted), as compared to a loss of $1,753,723, or $0.27 per share (basic and diluted), for the fiscal year ended December 31, 1999.

          Cheniere commenced production of oil and gas on September 9, 1999. Accordingly, oil and gas revenues and related costs and expenses include a full year of production in 2000, compared to approximately four months of production in 1999. As a result, revenues totaled $5,320,432 for the year ended December 31, 2000, compared to $1,614,055 in 1999; production costs were $388,637 in 2000 compared to $128,859 in 1999; and DD&A increased to $3,371,383 in 2000 from $1,361,644 in 1999.

          Gross G&A expenses totaled $4,366,207 in 2000, compared to $2,868,805 in 1999. In mid-1999, Cheniere licensed 8,800 square miles of seismic data (the Fairfield Database) and doubled the number of its employees, adding management and exploration professionals to exploit its expanded database. In October 2000, Cheniere transferred to Gryphon the Fairfield Database, other assets and liabilities and substantially all of the management and technical team assembled in mid-1999 to exploit the Fairfield Database. As a result, salaries, benefits and consulting expenses increased to $2,735,337 for 2000, compared to $1,674,200 for 1999. In connection with the October 2000 Gryphon Transaction, Cheniere issued its financial advisers warrants to purchase 125,000 shares of common stock, valued at $165,000. Also in 2000, Cheniere received management fees totaling $1,684,193, of which $988,548 was recorded as a recovery of G&A expenses. The management fees were received from the Company's industry partner, Samson, beginning in March 2000 and running through October 11, 2000, at which time the related exploration agreement was assigned to Gryphon. G&A expenses, net of recoveries, were $3,377,659 in 2000 compared with $2,868,805 in 1999. Cheniere capitalizes as oil and gas property costs that portion of G&A expenses directly related to its exploration and development activities. Cheniere capitalized $1,439,000 in 2000 compared to $960,000 in 1999, the change being a direct result of the increased level of exploration activity. G&A expenses, net of recoveries and amounts capitalized, were $1,938,659 and $1,908,805 in 2000 and 1999, respectively.

          Cheniere's equity share of Gryphon's losses for the period from October 11, 2000 through December 31, 2000 was $426,649, calculated by applying Cheniere's 100% common stock ownership interest to Gryphon's net income of $19,003 and reducing such result for Gryphon's preferred dividend arrearages of $445,652.

Liquidity and Capital Resources

          Cash balances and cash flows from current operations will not be adequate to meet the future liquidity requirements of the Company. In addition to its operating expenses, the Company will need to finance approximately $8,000,000 of costs and expenses in connection with the developing of its LNG receiving terminal. As a result of this, there is some uncertainty about the Company's ability to continue as a going concern. The Company expects that future liquidity requirements will be met by one or more of the following: the divestiture of producing oil and gas properties, sales of portions of its working interest in the prospects within its exploration program, sale to an industry partner of a participation in the Company's exploration program, sale of Cameron Project 3D seismic data licenses, sale of a participation interest in the Company's LNG project and/or additional offerings of the Company's equity securities. Management expects to meet all of its liquidity requirements for the next twelve months through such sources. In the event that the Company is unable to obtain additional capital from one or more of these sources, its operations could be adversely affected.

Cash Flow from Operating Activities

          Cheniere commenced production of oil and gas in September 1999. Net cash used in operations for the year ended December 31, 2001 totaled $2,212,277, compared to net cash provided by operations of $5,203,406 in 2000 and $603,133 in 1999. During 2001, declines in daily production rates and in natural gas prices resulted in a decline in monthly revenues from approximately $513,000 in January 2001 to approximately $59,000 in December 2001. On March 21, 2002, the Company signed a purchase and sale agreement to sell its producing oil and gas properties for $2,350,000. Closing is expected to occur in April 2002.

Private Placements of Equity

          Since its inception, Cheniere's primary source of financing for operating expenses and investments in its exploration program has been the sale of its equity securities. Through December 31, 2001, the Company has issued

13,297,393 shares of its common stock, generating net proceeds of $39,090,960. During 2001, the Company raised $493,329, net of offering costs, from the sale of units (common stock and warrants) to accredited investors pursuant to Regulation D. Proceeds of the offering were used for the acquisition of leases and other exploration costs and for general corporate purposes.

          In February 2001, the Company issued to one stockholder 250,000 units at a cash purchase price of $2.00 per unit (for an aggregate offering price of $500,000), each unit consisting of one share of common stock, $.003 par value per share, and one warrant to purchase one-sixth of a share of common stock. Warrants issued in connection with this sale of units are exercisable at a price of $3.00 per share on or before December 31, 2003. These units were sold pursuant to offers made exclusively to accredited investors, in reliance on the exemption from registration provided by Section 506 of Regulation D. No underwriting discounts or commissions were made with respect to the offering. Proceeds of the offering, net of offering costs, were $493,329. The purchaser of the shares of common stock issued in this private placement was granted certain registration rights.

          In May 2001, as compensation for assistance in the Company's listing on The American Stock Exchange, Cheniere issued to a consultant warrants to purchase 50,000 shares of common stock at an exercise price of $3.00 per share, exercisable on or before April 30, 2005.

          In June 2001, Cheniere issued 500,000 shares of common stock to one company in exchange for 100% ownership of Freeport LNG Terminal, LLC, whose sole asset was a lease option on an LNG receiving terminal site in Freeport, Texas. The stock was valued at the closing market price on the date of the transaction, $2.30 per share, for an aggregate transaction value of $1,150,000. This issuance was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Short-Term Promissory Notes

          At December 31, 2001 and 2000, Cheniere had no outstanding debt obligations.

          In March 2002, the Company entered into a short-term bridge financing arrangement with an unrelated third party lender. The amount of the borrowing was $500,000. The term is 120 days. Interest is payable monthly at 10% per annum. Warrants were issued to the lender for the purchase of 150,000 shares of Cheniere common stock, exercisable at a price of $2.50 per share on or before March 7, 2012. Additionally, Cheniere extended the term to March 7, 2012 on existing warrants for the purchase of 255,417 shares held by parties affiliated with the lender. The Black-Scholes valuation of warrants issued (150,000 shares) and of the extension of existing warrants (255,417 shares) in connection with this financing arrangement totals $241,939. An additional 50,000 warrants are to be issued to the lender for each month or partial month for which the principal remains unpaid after April 7, 2002.

Exploration Funding

          On October 11, 2000, Cheniere completed a transaction with Warburg to fund its exploration program on approximately 8,800 square miles of seismic data in the Gulf of Mexico (the Louisiana Data Set) through a newly formed affiliated company, Gryphon. Cheniere contributed selected assets and liabilities in exchange for 100% of the common stock of Gryphon and $2,000,000 in cash (36.8% effective interest after conversion of preferred stock). Such assets included: the Louisiana Data Set, certain offshore leases, a prospect then being drilled, its exploration agreement with an industry partner and certain other assets and liabilities. The net book value of the assets and liabilities contributed was $7,065,919, which consisted of assets of $9,115,963 (primarily unproved oil and gas properties) and liabilities of $2,050,044, (primarily accounts payable). Warburg contributed $25,000,000 and received preferred stock, with an 8% cumulative dividend, convertible into 63.2% of Gryphon's common stock.

          Cheniere and Warburg also have the option, in connection with subsequent capital calls made by Gryphon, to contribute up to an additional $75,000,000 to Gryphon, proportionate to their respective ownership interests. Under the terms of the agreement governing these additional contributions, in the event that either Cheniere or Warburg elects not to participate in any additional contribution, the other investor has the option to purchase the non-participating investor's proportionate share. Assuming (i) that Gryphon makes subsequent capital calls for an aggregate of $75,000,000, (ii) that Cheniere elects not to participate in any of the capital calls and (iii) that Warburg elects to purchase all of Cheniere's proportionate share, and giving effect to Cheniere's sale to Gryphon of 6,740 shares of Gryphon common stock in July 2001 and its sale to Gryphon of 51,400 shares of Gryphon common stock in March 2002, the Company's effective interest in Gryphon, after giving effect to the conversion of Gryphon's preferred stock, will be reduced to 12.2%. Cheniere accounted for the contribution of net assets at its historical cost, whereby the net amount of such assets and liabilities less the $2,000,000 in cash was reclassified to investment in unconsolidated affiliate. No gain or loss was recognized at the time of contribution.

          During 2001, Gryphon made cash calls totaling $30,000,000 against its capital commitment of $75,000,000. Cheniere declined to participate in such cash calls, and Warburg elected to purchase all of Cheniere's proportionate share of such cash calls. Also during 2001, Cheniere transferred 6,740 shares of Gryphon common stock to Gryphon in connection with the sale of licenses to certain seismic data. As a result of these transactions, Cheniere's ownership interest in Gryphon, after the effect of converting preferred stock into common stock, was reduced from 36.8% at December 31, 2000 to 20.2% as of December 31, 2001. Subsequent to the period covered by this report, in March 2002, Cheniere sold 51,400 shares of its Gryphon common stock to Gryphon, subject to certain repurchase options, thereby further reducing Cheniere's interest to 13.7% on an as-converted basis.

          In connection with the seismic license contributed to Gryphon upon its formation, Cheniere entered into an agreement with the third party issuer of the license. The agreement provided that Cheniere would pay a transfer fee to the third party in an aggregate amount of up to $2,500,000. Such transfer fee was contingent upon Gryphon's completion of up to ten successful wells during the license period and within the license area. Upon Gryphon's completion of such a well, an amount of $250,000 was payable by Cheniere one month after production commences. If such amount were not paid at the end of the one-month period, it would bear interest of 18% per annum from such date until paid. Any transfer fees payable will be recorded as additions to Cheniere's investment in Gryphon. As of December 31, 2001, two such installments, totaling $500,000, were payable. (See Note 16 in Notes to Consolidated Financial Statements for full discharge of this obligation in March 2002.)

          Cheniere accounts for its investment in Gryphon using the equity method of accounting. Although Cheniere's participation on the Gryphon board of directors provides significant influence over the operating and financial policies of Gryphon, Cheniere does not participate in the day-to-day management of Gryphon, does not exercise control over Gryphon and cannot effect a change in the management of Gryphon. Cheniere's equity share of Gryphon's losses for 2001 was $2,974,191, calculated by applying Cheniere's 100% common stock ownership interest to Gryphon's net income of $84,000 and reducing such result for Gryphon's preferred dividend arrearages of $3,058,191 for the year. After giving effect to Warburg's conversion of its preferred shares to common shares, Cheniere's equity share of Gryphon's results will be calculated at 13.7%, after giving effect to Cheniere's March 2002 sale of 51,400 shares of its Gryphon common stock to Gryphon.

Seismic Reprocessing

          Between June 2000 and October 2000, Cheniere acquired licenses to approximately 6,800 miles of seismic data primarily in the shallow waters offshore Texas and also in the West Cameron area in the Gulf of Mexico (the "Offshore Texas Project Area") in separate transactions with Seitel Data Ltd., a division of Seitel Inc., and JEBCO Seismic, L.P. Cheniere committed to reprocess all of the data from the Offshore Texas Project Area at a cost of approximately $8,500,000, payable in installments beginning in October 2000 and continuing through the final delivery of reprocessed data, which is expected to occur in 2002. Deliveries of reprocessed data began in May 2001. After the assumption of liabilities by Gryphon related to its purchase of one license to the data (discussed below), Cheniere's remaining liability for reprocessing was $1,061,692 as of December 31, 2001. (See Note 16 in Notes to Consolidated Financial Statements for full discharge of this obligation in March 2002.)

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

Sale of Proprietary Seismic Data

         In September 2001, Cheniere acquired for $500,000 all rights to its 228-square-mile proprietary seismic database from the industry partner with whom it had jointly acquired the data in 1996 and 1997. Cheniere subsequently sold the seismic data to a seismic marketing company for $2,500,000 and a 50% share in licensing proceeds generated by the marketing company. Proceeds from the September 2001 sale of 3D seismic data were recorded as a reduction to the Company's unproved oil and gas property costs. Cheniere retains a license to all of the seismic data for use in its exploration program.

Contractual Cash Obligations

          Cheniere is committed to making cash payments in the future on certain of its contracts. The Company has no off-balance sheet debt or other such unrecorded obligations and Cheniere has not guaranteed the debt of any other party. Below is a schedule of the future payments that Cheniere was obligated to make based on agreements in place as of December 31, 2001.

                                              Payments Due for Years Ended December 31,
                                            --------------------------------------------
                                 Total         2002        2003     2004   2005 & Beyond
                               ----------   ----------   --------   ----   -------------
Operating Leases (1)           $  850,581   $  488,465   $362,116   $--        $--
Seismic Commitments (2)        $2,034,983   $2,034,983   $     --   $--        $--
Transfer Fees (2)              $2,500,000   $2,500,000   $     --   $--        $--
LNG Consulting Retainer (3)    $  630,000   $  360,000   $270,000   $--        $--

(1) A discussion of operating leases can be found in Note 13 of the Notes to the Consolidated Financial Statements. Cheniere has no capital leases.

(2) In March 2002, Cheniere sold 51,400 shares of Gryphon common stock in exchange for Gryphon's agreement to pay contingent liabilities totaling $3,561,692. The effect of this stock sale, combined with the terms of Cheniere's sale of seismic licenses to Gryphon, results in all of Cheniere's contingent liabilities for seismic reprocessing and transfer fees being assumed by Gryphon.

(3) In April 2001, the Company engaged research consultants in connection with the development of its LNG receiving terminal business. The consultants are working on the project on a non-cash, retainer basis at a rate of $30,000 per month for 30 months, which amount is to be paid in the form of an equity ownership equal to 4.5% of the economic value of the LNG project at the time the project is financed.

     Cheniere's obligations under LNG site options are renewable on an annual or semiannual basis. Cheniere may terminate its obligation at any time by electing not to renew or by exercising the option.

Recoverability of Investment in Oil and Gas Properties

          The recoverability of the Company's unevaluated oil and gas properties is dependent on future events, including obtaining adequate financing for its exploration and development program, the successful reprocessing of the 3D seismic data in the Offshore Texas Project Area, the successful sale of prospects generated by the Company or the successful completion of its planned drilling program, and the achievement of a level of operating revenues that is sufficient to support the Company's cost structure. At various times during the life of the Company to date, it has been necessary for the Company to raise additional capital through private placements of debt or equity financing. When such a need has arisen, the Company has met it successfully. It is management's belief that it will continue to be able to meet its needs for additional capital as such needs arise in the future.

          Cheniere's needs for additional financing include the following:

     . Additional capital may be required to pay for Cheniere's share of costs relating to the drilling of prospects and development of those that are successful, to exercise lease options and to acquire additional oil and gas leases. The total amount of the Company's capital needs will be determined in part by the number of prospects generated within its exploration program and by the working interest that the Company retains in those prospects.

     . The Company may need capital to fund its pro-rata share of the capital calls by Gryphon that are approved by Gryphon's board of directors. If the Company subscribes to its pro-rata portion of such capital calls but fails to fund, it would lose its ability to subscribe to any future capital calls and would suffer further dilution of its holdings in Gryphon. In 2001, Gryphon made cash calls in the aggregate amount of $30,000,000, which were funded entirely by Warburg, in May, July and November 2001. Cheniere declined to participate in these cash calls and its interest in Gryphon has been reduced from 36.8% to 20.2% on an as-converted basis, as of December 31, 2001. Subsequent to the period covered by this report, in March 2002, Cheniere sold 51,400 shares of its Gryphon common stock to Gryphon, subject to certain repurchase options, thereby further reducing Cheniere's interest to 13.7% on an as-converted basis. Also in March 2002, Gryphon made a cash call for $5,000,000 and Cheniere declined to participate. If Warburg funds the full amount of the cash call in April 2002, as it is entitled to do, Cheniere's effective interest will be reduced to 12.7%. It is anticipated that Gryphon will make cash calls for additional funds. The Company's share of such future capital calls could total up to approximately $5,000,000. If the Company elects not to fund its pro-rata portion of such capital calls, and Warburg funds its portion, as they would be entitled to do, and as they have since the formation of Gryphon, the Company's ownership percentage of Gryphon's common stock on an as-converted basis will be further reduced (to as low as 8%) if it chooses not to participate in such additional cash calls or to exercise its option to repurchase all or a portion of the 51,400 shares it sold to Gryphon in March 2002.

     . The Company will need substantial additional funds to execute its plan for developing and implementing an LNG receiving terminal business, including engineering, environmental, marine, regulatory, construction and legal work, including any such work involved in permitting and FERC filings. Such costs are estimated to be approximately $8,000,000 for the two-year period ending December 31, 2003, and include semi-annual rental payments totaling approximately $500,000 per year to renew lease and purchase options on potential sites for LNG receiving terminals.

     Additional capital could be obtained from a combination of funding sources, many of which may have a material adverse effect on the Company's business, results of operations and financial condition. These potential funding sources include:

     . cash flow from operating activities, which is sensitive to prices the Company receives for its oil and natural gas,

     . borrowings from financial institutions, which may subject the Company to certain restrictive covenants, including covenants restricting the Company's ability to raise additional capital or pay dividends,

     . debt offerings, which would increase the Company's leverage and add to its need for cash to service such debt,

     . additional offerings of the Company's equity securities, which would cause dilution of its common stock,

     . sales of portions of its working interest in the prospects within its exploration program, which would reduce future revenues from its exploration program,

     . sale to an industry partner of a participation in the Company's exploration program, which would reduce future revenues from its exploration program,

     . sale of all or a portion of the Company's producing oil and gas properties, which would reduce future revenues (see Note 16 in Notes to the Consolidated Financial Statements concerning March 2002 agreement to sell the Company's producing oil and gas properties),

     .    sale of an interest in the Company's LNG project and

     . arrangement of a business development loan from, or prepayment of terminal use fees by, prospective sellers or purchasers of LNG.

          Cheniere's ability to raise additional capital will depend on the results of its operations and the status of various capital and industry markets at the time such additional capital is sought. Accordingly, capital may not become available to the Company from any particular source or at all. Even if additional capital becomes available, it may not be on terms acceptable to the Company. Failure to obtain additional financing on acceptable terms may have a material adverse effect on the Company's business, results of operations and financial condition.

Other Matters

Critical Accounting Policies

          The selection and application of accounting policies is an important process that has developed as Cheniere's business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment, to the specific set of circumstances existing in Cheniere's business. The Company makes every effort to properly comply with all applicable rules on or before their adoption, and believes the proper implementation and consistent application of the accounting rules is critical. However, not all situations are specifically addressed in the accounting literature. In these cases, the Company must use its best judgment to adopt a policy for accounting for these situations. Cheniere accomplishes this by analogizing to similar situations and the accounting guidance governing them, and often consults with its independent accountants about the appropriate interpretation and application of these policies. Cheniere's most critical accounting policy is its accounting under the full cost method of accounting. This area involves complex situations and a high degree of judgment either in the application and interpretation of existing literature or in the development of estimates that impact the Company's financial statements.

   Full Cost Method of Accounting.

          The Company follows the full cost method of accounting for its oil and gas properties. Under this method, all productive and non-productive exploration and development costs incurred for the purpose of finding oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, together with internal costs directly attributable to property acquisition, exploration and development activities. Interest is capitalized on oil and gas properties not subject to amortization and in the process of development.

          The costs of the Company's oil and gas properties, including the estimated future costs to develop proved reserves, are depreciated using a composite units-of-production rate based on estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Net capitalized costs are limited to a capitalization ceiling, calculated on a quarterly basis as the aggregate of the present value, discounted at 10%, of estimated future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties, less related income tax effects. At June 30, 2001 and September 30, 2001, the Company's capitalized costs exceeded its capitalization ceiling, resulting in ceiling test write-downs totaling $5,126,248 for the year.

          The Company's allocation of seismic exploration costs to proved properties involves an estimate of the total reserves to be discovered in the project. It is reasonably possible, based on the results obtained from future drilling, that revisions to this estimate could occur within the next twelve months, which could affect the Company's capitalization ceiling.

   Commodity Prices

          The Company's revenues, operating results, financial condition and ability to borrow funds or obtain additional capital depend substantially on prevailing prices for natural gas and, to a lesser extent, oil. Declines in oil and gas prices may materially adversely affect Cheniere's financial condition, liquidity, ability to obtain financing and operating results. Lower oil and gas prices also may reduce the amount of oil and gas that the Company can produce economically. Historically, oil and gas prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile. Depressed prices in the future would have a negative impact on

Cheniere's future financial results. In particular, substantially lower prices would significantly reduce revenue and could potentially impact the outcome of the Company's ceiling test under Regulation S-X Rule 4-10. Because Cheniere's reserves are predominantly natural gas, changes in natural gas prices may have a particularly large impact on its financial results.

   Oil and Gas Reserves

          The process of estimating quantities of proved reserves is inherently uncertain, and the reserve data included in this document are only estimates. Reserve engineering is a subjective process of estimating underground accumulations of natural gas and crude oil that cannot be measured in an exact manner. The process relies on interpretations of available geologic, geophysic, engineering and production data. The extent, quality and reliability of this technical data can vary. The process also requires certain economic assumptions, some of which are mandated by the SEC, such as oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The accuracy of a reserve estimate is a function of the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions and the judgment of the persons preparing the estimate.

          Cheniere's proved reserve information included in this document is based on estimates prepared by Ryder Scott Company. Estimates prepared by others may be higher or lower than Cheniere's estimates.

          Because these estimates depend on many assumptions, all of which may substantially differ from actual results, reserve estimates may be different from the quantities of natural gas and crude oil that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions to the estimate.

          The present value of future net cash flows does not necessarily represent the current market value of Cheniere's estimated proved natural gas and oil reserves. In accordance with SEC requirements, the Company bases the estimated discounted future net cash flows from proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate.

          Cheniere's rate of recording depreciation, depletion and amortization expense (DD&A) is dependent upon its estimate of proved reserves. If the estimate of proved reserves declines, the rate at which Cheniere records DD&A expense increases, reducing net income. Such a decline may result from lower market prices, which may make it uneconomic to drill for and produce higher cost fields.


   Equity Method of Accounting

          The Company uses the equity method of accounting to account for its investment in Gryphon in accordance with APB No. 18, The Equity Method of Accounting for Investments in Common Stock. We consider the equity method to be appropriate, because the Company exercises significant influence over the operating and financial policies of Gryphon through its two member board participation on Gryphon's five member board, and because we have an as-converted 20.2% effective voting interest in Gryphon as of December 31, 2001. See Note 7 in the Notes to the Consolidated Financial Statements.

New Accounting Pronouncements

          In June 2001, the Financial Accounting Standard Board (FASB) issued SFAS No. 141, Business Combinations, which requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. This Statement also requires that intangible assets be recognized as assets apart from goodwill if certain criteria are met. Management will consider the impact of this statement for future acquisitions.

          In June 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets, which established standards for reporting acquired goodwill and other intangible assets. This Statement accounts for goodwill based on the reporting units of the combined entity into which an acquired entity is integrated. In accordance with the statement, goodwill and indefinite-lived intangible assets will not be amortized but will be tested for impairment at least annually at the reporting unit level. In addition, the amortization period of intangible assets with finite lives will not be limited to forty years. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 on January 1, 2002; such adoption did not have a material effect on the Company's financial position, results of operations or cash flows.

          In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (ARO), which requires that an asset retirement cost be capitalized as part of the cost of the related long-lived asset and allocated to expense by using a systematic and rational method. Under this Statement, an entity is not required to re-measure an ARO liability at fair value each period but is required to recognize changes in an ARO liability resulting from the passage of time and revisions in cash flow estimates. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company expects to adopt SFAS 143 on January 1, 2003. The Company has not yet determined the impact that the adoption of SFAS 143 will have on its earnings or statement of financial position.

          In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The purpose of this Statement was to establish a single accounting model for long-lived assets to be disposed of by sale, based on the framework established in FASB No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and to resolve certain implementation issues related to SFAS 121. This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, but retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and generally is to be applied prospectively. The Company adopted SFAS 144 on January 1, 2002. Such adoption did not have a material effect on the Company's financial position, operations or cash flows.

Other Developments

          In February 2002, the Company received a copy of a lawsuit styled Fairfield Industries Incorporated vs. Cheniere Energy, Inc. and Gryphon Exploration Company, which was filed in district court in Harris County, Texas. The lawsuit is related to a seismic license agreement between Fairfield and Cheniere, which was later assigned to Gryphon. In the lawsuit, Fairfield alleges that Cheniere and Gryphon conspired to defraud the plaintiff of certain transfer payments, which may be owed by Cheniere in connection with the transfer to Gryphon of the initial seismic contributed at the time of its formation. In March 2002, Fairfield, Gryphon, and the Company settled this lawsuit. All existing and contingent obligations to Fairfield by Cheniere have been fully discharged through agreement by Gryphon to make current and contingent payments totaling no more than $2,500,000 to Fairfield. Additionally, Gryphon has assumed all of Cheniere's remaining contingent obligations to Seitel for seismic reprocessing ($1,061,692). In exchange for Gryphon's assumption of these liabilities, Cheniere transferred to Gryphon 51,400 shares of Gryphon common stock. (See Note 16 in Notes to Consolidated Financial Statements.)

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

Item 8. Financial Statements and Supplementary Data

                          INDEX TO FINANCIAL STATEMENTS

CHENIERE ENERGY, INC. AND SUBSIDIARIES

     Report of Independent Accountants....................................35

     Consolidated Balance Sheet...........................................36

     Consolidated Statement of Operations.................................37

     Consolidated Statement of Stockholders' Equity.......................38

     Consolidated Statement of Cash Flows.................................39

     Notes to Consolidated Financial Statements...........................40

     Supplemental Information to Consolidated Financial Statements........57

          All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Cheniere Energy, Inc:

          In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Cheniere Energy, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has experienced recurring losses from operations and has a negative working capital balance at December 31, 2001 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 29, 2002

                     Cheniere Energy, Inc. and Subsidiaries
                           Consolidated Balance Sheet

                                                                       December 31,   December 31,
                                                                           2001           2000
                                                                       ------------   ------------
                             ASSETS
                             ------
CURRENT ASSETS
 Cash                                                                  $    610,718    $ 1,888,562
 Accounts Receivable                                                        636,527        851,706
 Prepaid Expenses                                                            96,914         98,532
                                                                       ------------    -----------
   Total Current Assets                                                   1,344,159      2,838,800

OIL AND GAS PROPERTIES, full cost method
 Proved Properties, net                                                   1,929,124      6,727,613
 Unproved Properties, not subject to amortization                        16,236,962     18,253,731
                                                                       ------------    -----------
   Total Oil and Gas Properties                                          18,166,086     24,981,344

LNG SITE COSTS                                                            1,350,000             --

FIXED ASSETS, net                                                           416,232        206,204

INVESTMENT IN UNCONSOLIDATED AFFILIATE                                    3,747,199      6,639,270
                                                                       ------------    -----------

  Total Assets                                                         $ 25,023,676    $34,665,618
                                                                       ============    ===========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------

CURRENT LIABILITIES
 Accounts Payable                                                      $  1,464,812    $ 1,472,293
 Accrued Liabilities                                                        409,589        132,117
                                                                       ------------    -----------
  Total Current Liabilities                                               1,874,401      1,604,410

COMMITMENTS AND CONTINGENCIES (NOTE 13)

STOCKHOLDERS' EQUITY
   Preferred Stock, $.0001 par value
      Authorized: 5,000,000 shares
      Issued and Outstanding: none                                               --             --
   Common Stock, $.003 par value
      Authorized: 40,000,000 shares at December 31, 2001
      and 120,000,000 shares at December 31, 2000
      Issued and Outstanding: 13,297,393 shares at December 31, 2001
      and 12,547,393 shares at December 31, 2000                             39,892         37,642
   Additional Paid-in-Capital                                            41,133,868     39,382,789
   Accumulated Deficit                                                  (18,024,485)    (6,359,223)
                                                                       ------------    -----------

     Total Stockholders' Equity                                          23,149,275     33,061,208
                                                                       ------------    -----------

     Total Liabilities and Stockholders' Equity                        $ 25,023,676    $34,665,618
                                                                       ============    ===========

   The accompanying notes are an integral part of these financial statements.

                     Cheniere Energy, Inc. and Subsidiaries
                      Consolidated Statement of Operations

                                                                                     Year Ended
                                                                                     December 31,
                                                                      ----------------------------------------
                                                                          2001           2000         1999
                                                                      ------------   -----------   -----------
Revenues
  Oil and Gas Sales                                                   $  2,372,632   $ 5,320,432   $ 1,614,055
                                                                      ------------   -----------   -----------
     Total Revenues                                                      2,372,632     5,320,432     1,614,055
                                                                      ------------   -----------   -----------

Operating Costs and Expenses
  Production Costs                                                         420,242       388,637       128,859
  Depreciation, Depletion and Amortization                               1,243,828     3,371,383     1,361,644
  Ceiling Test Write-down                                                5,126,248            --            --
  General and Administrative Expenses                                    4,291,963     1,938,659     1,908,805
                                                                      ------------   -----------   -----------
       Total Operating Costs and Expenses                               11,082,281     5,698,679     3,399,308
                                                                      ------------   -----------   -----------

Loss from Operations Before Interest,
 Equity in Net Loss of Unconsolidated Affiliate and Income Taxes        (8,709,649)     (378,247)   (1,785,253)

Equity in Net Loss of Unconsolidated Affiliate                          (2,974,191)     (426,649)           --
Interest Income                                                             18,578        23,916        31,530
                                                                      ------------   -----------   -----------

Loss Before Income Taxes                                               (11,665,262)     (780,980)   (1,753,723)

Provision for Income Taxes                                                      --            --            --
                                                                      ------------   -----------   -----------

Net Loss                                                              $(11,665,262)  $  (780,980)  $(1,753,723)
                                                                      ============   ===========   ===========

Net Loss Per Share - Basic and Diluted                                $      (0.89)  $     (0.07)  $     (0.27)
                                                                      ============   ===========   ===========

Weighted Average Number of Shares Outstanding - Basic and Diluted       13,035,256    10,732,678     6,449,104
                                                                      ============   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                     Cheniere Energy, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity

                                                             Common Stock       Additional                      Total
                                                        --------------------     Paid-In       Accumulated   Stockholders'
                                                          Shares      Amount     Capital         Deficit        Equity
                                                        ----------   -------   ------------   ------------   -------------
Balance - December 31, 1998                              4,743,437   $14,230   $20,127,620    $ (3,824,520)  $ 16,317,330
Issuance of Shares in Exchange for Notes                   792,590     2,378     2,243,759              --      2,246,137
Issuance of Warrants                                            --        --       200,000              --        200,000
Repricing of Warrants to Extend Bridge Notes                    --        --        35,702              --         35,702
Issuance of Shares in Exchange for Production Payment      146,119       438       399,562              --        400,000
Issuances of Stock                                       4,370,972    13,113    11,001,567              --     11,014,680
Expenses Related to Offerings                                   --        --      (714,388)             --       (714,388)
Net Loss                                                        --        --            --      (1,753,723)    (1,753,723)
                                                        ----------   -------   -----------    ------------   ------------
Balance - December 31, 1999                             10,053,118    30,159    33,293,822      (5,578,243)    27,745,738

Issuance of Shares in Exchange for Note                    250,000       750       499,250              --        500,000
Issuance of Warrants                                            --        --       722,800              --        722,800
Issuances of Stock                                       2,244,275     6,733     5,199,767              --      5,206,500
Expenses Related to Offerings                                   --        --      (332,850)             --       (332,850)
Net Loss                                                        --        --            --        (780,980)      (780,980)
                                                        ----------   -------   -----------    ------------   ------------
Balance - December 31, 2000                             12,547,393    37,642    39,382,789      (6,359,223)    33,061,208

Issuance of Stock                                          750,000     2,250     1,647,750              --      1,650,000
Issuance of Warrants and Options                                --        --       110,000              --        110,000
Expenses Related to Offerings                                   --        --        (6,671)             --         (6,671)
Net Loss                                                        --        --            --     (11,665,262)   (11,665,262)
                                                        ----------   -------   -----------    ------------   ------------
Balance - December 31, 2001                             13,297,393   $39,892   $41,133,868    $(18,024,485)  $ 23,149,275
                                                        ==========   =======   ===========    ============   ============

   The accompanying notes are an integral part of these financial statements.

                     Cheniere Energy, Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows

                                                                                      Year Ended
                                                                                      December 31,
                                                                       ----------------------------------------
                                                                           2001          2000          1999
                                                                       ------------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                           $(11,665,262)  $  (780,980)  $(1,753,723)
    Adjustments to Reconcile Net Loss to
       Net Cash (Used in) Provided by Operating Activities:
         Depreciation, Depletion and Amortization                         1,243,828     3,371,383     1,361,644
         Ceiling Test Write-down                                          5,126,248            --            --
         Compensation Paid in Common Stock                                       --            --        37,500
         Non-Cash Expense                                                   380,000       134,250       100,000
         Equity in Net Loss of Unconsolidated Affiliate                   2,974,191       426,649            --
                                                                       ------------   -----------   -----------
                                                                         (1,940,995)    3,151,302      (254,579)
    Changes in Operating Assets and Liabilities
         Accounts Receivable                                                591,672        54,863      (808,732)
         Subscriptions Receivable                                                --            --       500,000
         Prepaid Expenses                                                    14,818       (16,787)      (82,734)
         Accounts Payable and Accrued Liabilities                          (877,772)    2,014,028     1,249,178
                                                                       ------------   -----------   -----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                      (2,212,277)    5,203,406       603,133
                                                                       ------------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of Fixed Assets                                              (407,817)     (320,362)     (999,965)
    Oil and Gas Property Additions                                       (4,343,705)   (6,561,169)   (8,534,225)
    Sale of Interest in Oil and Gas Prospects                             2,039,429            --            --
    Sale of Oil and Gas Seismic Data                                      3,353,197            --       275,000
    Proceeds from Contribution of Assets to Unconsolidated Affiliate             --     2,000,000
    LNG Site Costs                                                         (200,000)           --            --
                                                                       ------------   -----------   -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                         441,104    (4,881,531)   (9,259,190)
                                                                       ------------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Issuance of Notes Payable                                      --     2,605,000     3,100,000
    Repayment of Notes Payable                                                   --    (7,068,213)     (996,846)
    Sale of Common Stock                                                    500,000     5,156,500     8,438,282
    Offering Costs                                                           (6,671)     (302,550)     (714,388)
    Debt Issuance Costs                                                          --            --      (138,909)
                                                                       ------------   -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   493,329       390,737     9,688,139
                                                                       ------------   -----------   -----------

NET (DECREASE) INCREASE IN CASH                                          (1,277,844)      712,612     1,032,082

CASH - BEGINNING OF PERIOD                                                1,888,562     1,175,950       143,868
                                                                       ------------   -----------   -----------

CASH - END OF PERIOD                                                   $    610,718   $ 1,888,562   $ 1,175,950
                                                                       ============   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-ORGANIZATION AND NATURE OF OPERATIONS

          Cheniere Energy, Inc., a Delaware corporation, is engaged in exploration for and production of oil and gas reserves and in the development of a liquefied natural gas (LNG) receiving terminal business. The terms Cheniere and Company refer to Cheniere Energy, Inc. and its subsidiaries. Cheniere is a Houston-based company formed for the purpose of oil and gas exploration, development, exploitation and production. The Company is currently engaged in the exploration for and production of oil and natural gas along the Gulf Coast of Texas and Louisiana, onshore and in the shallow waters of the Gulf of Mexico. The Company employs a small staff of experienced oil and gas exploration professionals who utilize third party drilling contractors and others in the oilfield service industry in executing Cheniere's exploration program.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          The consolidated financial statements include the accounts of Cheniere Energy, Inc. and its wholly owned subsidiaries. As of December 31, 2001, Cheniere also owned an effective 20.2% interest in an affiliated company, Gryphon Exploration Company, and accounts for this investment using the equity method of accounting see Note 7). All significant intercompany accounts and transactions have been eliminated in consolidation.

Oil and Gas Properties

          The Company follows the full cost method of accounting for its oil and gas properties. Under this method, all productive and nonproductive exploration and development costs incurred for the purpose of finding oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, together with internal costs directly attributable to property acquisition, exploration and development activities. Interest is capitalized on oil and gas properties not subject to amortization and in the process of development. The Company capitalized interest totaling $165,813, $1,154,099 and $415,262 and general and administrative expenses, net of reimbursements, totaling $782,000, $743,355 and $960,000 for the years 2001, 2000 and 1999, respectively.

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

          The Company's allocation of seismic exploration costs between proved and unproved properties involves an estimate of the total reserves to be discovered in the Company's exploration program. It is reasonably possible, based on the results obtained from future drilling and prospect generation, that revisions to this estimate could occur within the next twelve months, which could affect the Company's capitalization ceiling.

          Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

Revenue Recognition

          Revenues from the sale of oil and gas production are recognized upon passage of title, net of royalty interests. When sales volumes differ from the Company's entitled share, an underproduced or overproduced imbalance occurs. To the extent an overproduced imbalance exceeds the Company's share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. At December 31, 2001 and 2000, the Company had no gas imbalances.

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Issuance Costs

          Costs incurred in connection with the issuance of debt are capitalized and amortized into interest expense using the straight line method which approximates the interest method, a portion of which is then capitalized as a cost of oil and gas properties over the term of the related debt.

LNG Site Costs

          The Company initially capitalizes the cost of options to purchase LNG sites and the cost of options to lease LNG sites. Upon execution of a lease agreement, such costs are amortized over the lease period. Should the Company make a decision not to lease a particular site, the costs associated with that site are expensed in the period in which the decision is made. (See Note 13). All other costs incurred in the initial development of the Company's LNG receiving terminal business are charged to expense as incurred.

Fixed Assets

          Fixed assets are recorded at cost. Repairs and maintenance costs are charged to operations as incurred. Depreciation is computed using the straight-line method calculated to amortize the cost of assets over their estimated useful lives, which range from two to seven years. Upon retirement or other disposition of fixed assets, the cost and related depreciation is removed from the accounts and the resulting gains or losses are recorded.

Offering Costs

          Offering costs consist primarily of placement fees, professional fees and printing costs. These costs are charged against the related proceeds from the sale of common stock in the periods in which they occur or charged to expense in the event of a terminated offering.

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

Earnings (Loss) Per Share

          Earnings (loss) per share (EPS) is computed in accordance with the requirements of SFAS No. 128, Earnings Per Share. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if the potential common shares had been issued. Potential dilutive common stock equivalents include stock options from employee benefit

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

plans and warrants to purchase common stock. Basic and diluted EPS for all periods presented are the same since the effect of the Company's options and warrants is antidilutive to its net loss per share under SFAS No. 128. No adjustments were made to reported net income in the computation of EPS.

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

Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that the Company make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The most significant estimate pertains to proved oil and gas reserve volumes. Actual results could differ from those estimates. Management believes its estimates are reasonable.

New Accounting Pronouncements

          In June 2001, the Financial Accounting Standard Board (FASB) issued SFAS No. 141, Business Combinations, which requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. This Statement also requires that intangible assets be recognized as assets apart from goodwill if certain criteria are met. Management will consider the impact of this statement for future acquisitions.

          In June 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets, which established standards for reporting acquired goodwill and other intangible assets. This Statement accounts for goodwill based on the reporting units of the combined entity into which an acquired entity is integrated. In accordance with the statement, goodwill and indefinite-lived intangible assets will not be amortized but will be tested for impairment at least annually at the reporting unit level. In addition, the amortization period of intangible assets with finite lives will not be limited to forty years. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 on January 1, 2002; such adoption did not have a material effect on the Company's financial position, results of operations or cash flows.

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (ARO), which requires that an asset retirement cost be capitalized as part of the cost of the related long-lived asset and allocated to expense by using a systematic and rational method. Under this Statement, an entity is not required to re-measure an ARO liability at fair value each period but is required to recognize changes in an ARO liability resulting from the passage of time and revisions in cash flow estimates. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company expects to adopt SFAS 143 on January 1, 2003. The Company has not yet determined the impact that the adoption of SFAS 143 will have on its earnings or statement of financial position.

          In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The purpose of this Statement was to establish a single accounting model for long-lived assets to be disposed of by sale, based on the framework established in FASB No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and to resolve certain implementation issues related to SFAS 121. This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, but retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and generally is to be applied prospectively. The Company adopted SFAS 144 on January 1, 2002. Such adoption did not have a material effect on the Company's financial position, operations or cash flows.

NOTE 3-ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

                                        December 31,
                                    -------------------
                                      2001       2000
                                    --------   --------

Taxes other than income             $ 91,695   $ 29,649
Accrued LNG cost                     270,000         --
Other accrued liabilities             47,894    102,468
                                    --------   --------
     Accrued Liabilities            $409,589   $132,117
                                    ========   ========

NOTE 4-FIXED ASSETS

Fixed assets consist of the following:

                                        December 31,
                                   --------------------
                                      2001       2000
                                   ---------   --------

Furniture and fixtures             $  48,618   $ 43,391
Computers and office equipment       342,674    132,673
Other                                253,566     60,977
                                   ---------   --------
                                     644,858    237,041
Less accumulated depreciation       (228,626)   (30,837)
                                   ---------   --------
Fixed assets, net                  $ 416,232   $206,204
                                   =========   ========

          Depreciation expense related to the Company's fixed assets totaled $197,789, $347,865 and $161,458 for

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 5-OIL AND GAS PROPERTIES

Investments in oil and gas properties were as follows:

                                                 December 31,
                                          --------------------------
                                              2001          2000
                                          ------------   -----------

Oil and gas properties:
     Proved                               $ 12,308,315   $10,951,317
     Unproved                               16,236,962    18,253,731
                                          ------------   -----------
                                            28,545,277    29,205,048
Less accumulated depreciation,
     depletion and amortization            (10,379,191)   (4,223,704)
                                          ------------   -----------
                                          $ 18,166,086   $24,981,344
                                          ============   ===========

          Depreciation, depletion and amortization of oil and gas property costs totaled $1,029,239, $3,023,518 and $1,200,186 for the years ended December 31, 2001, 2000 and 1999, respectively. Depreciation, depletion and amortization per equivalent Mcf (using an Mcf-to-barrel conversion factor of 6 to 1) was $1.84, $2.04 and $1.84 for the year ended December 31, 2001, 2000 and 1999, respectively.

          Costs incurred for unproved oil and gas properties were $4,807,808 in 2001 and $6,603,296 in 2000. The Company believes that all unproved property costs will be evaluated within six years.

          At June 30, 2001 and September 30, 2001, the Company's capitalized costs exceeded its capitalization ceiling, resulting in ceiling test write-downs totaling $5,126,248 for the year ended December 31, 2001.

          The Company has made substantial investments in acquiring, processing and reprocessing its seismic databases covering a 6,800-square-mile project area offshore Texas and Louisiana and a 228-square-mile project area onshore and offshore Louisiana. The costs of these projects become subject to amortization on a ratable basis as the oil and gas reserves expected to be recovered from the projects are discovered. The Company began drilling prospects identified within its seismic databases in 1999, but did not participate in the drilling of any wells in 2000 or 2001. Interpretation of this data and related prospect generation is ongoing.

          In September 2001, Cheniere paid $500,000 to acquire all rights to its 228-square-mile proprietary seismic database from the industry partner with whom it had jointly owned the data since 1996. Cheniere subsequently sold the seismic data to a seismic marketing company for $2,500,000 and a 50% share in licensing proceeds generated by the marketing company. Proceeds from the September 2001 sale of 3D seismic data were recorded as a reduction to the Company's unproved oil and gas property costs. Cheniere retained a license to all of the seismic data for use in its exploration program.

NOTE 6-EXPLORATION AGREEMENT

          On March 10, 2000, Cheniere entered into an exploration agreement with an industry partner. Under the terms of the agreement, Cheniere's exploration partner acquired an option to participate at a 50% working interest level in any drilling prospects generated by Cheniere over the subsequent eighteen-month period within a defined area of mutual interest in the Gulf of Mexico. Pursuant to the exploration agreement, Cheniere received a fixed management fee of $230,000 per month over the eighteen-month term of the agreement. In addition, Cheniere's partner paid a disproportionate share of the cost of leasing and of the initial test well on each prospect. Cheniere was the operator of the drilling program. Management fees received by Cheniere in 2000 totaled $1,684,193 and were reported as a $988,548 recovery of general and administrative expenses attributable to generating the management fee and a $695,645 reduction to the amount of general and administrative expenses which were capitalized as oil and gas property costs. Each such portion of the management fee was allocated based on the historical cost and expense structure of the Company. In October 2000, Cheniere assigned its rights and obligations under this agreement to Gryphon, its unconsolidated affiliate, in connection with the Company's investment in Gryphon, as described in

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.

NOTE 7-INVESTMENT IN UNCONSOLIDATED AFFILIATE

          On October 11, 2000, Cheniere completed a transaction with Warburg to fund its exploration program on approximately 8,800 square miles of seismic data in the Gulf of Mexico (the Louisiana Data Set) through a newly formed affiliated company, Gryphon. Cheniere contributed selected assets and liabilities in exchange for 100% of the common stock of Gryphon (36.8% voting interest after conversion of preferred stock) and $2,000,000 in cash. Such assets included: the Louisiana Data Set, certain offshore leases, a prospect then being drilled, its exploration agreement with an industry partner and certain other assets and liabilities. The net book value of the assets and liabilities contributed was $7,065,919, which consisted of assets of $9,115,963 (primarily unproved oil and gas property) and liabilities of $2,050,044 (primarily accounts payable). Warburg contributed $25,000,000 and received preferred stock, with an 8% accrued dividend, convertible into 63.2% of Gryphon's common stock. Cheniere accounted for the contribution of net assets at its historical cost, whereby the net amount of such assets and liabilities less the $2,000,000 in cash was reclassified to investment in affiliate. No gain or loss was recognized at the time of contribution, primarily due to Cheniere's commitment to provide additional funding described above and due to the uncertainty of realization of the carrying value of the contributed unproved oil and gas properties.

          Cheniere and Warburg also have the option, in connection with subsequent capital calls made by Gryphon, to contribute up to an additional $75,000,000 to Gryphon, proportionate to their respective ownership interests. Under the terms of the agreement governing these additional contributions, in the event that either Cheniere or Warburg elects not to participate in any additional contribution, the other investor has the option to purchase the non-participating investor's proportionate share. Assuming (i) that Gryphon makes subsequent capital calls for an aggregate of $75,000,000, (ii) that Cheniere elects not to participate in any of the capital calls and (iii) that Warburg elects to purchase all of Cheniere's proportionate share, and giving effect to Cheniere's sale to Gryphon of 6,740 shares of Gryphon common stock in July 2001 and its sale to Gryphon of 51,400 shares of Gryphon common stock in March 2002 (See Note 16), the Company's effective interest in Gryphon, after giving effect to the conversion of Gryphon's preferred stock, will be reduced to 8.0%.

          During 2001, Gryphon made cash calls totaling $30,000,000 against its capital commitment of $75,000,000. Cheniere declined to participate in such cash calls, and Warburg elected to purchase all of Cheniere's proportionate share of such cash calls. Also during 2001, Cheniere transferred 6,740 shares of Gryphon common stock to Gryphon in connection with the sale of licenses to certain seismic data. As a result of these transactions, Cheniere's ownership interest in Gryphon, after the effect of converting preferred stock into common stock, was reduced from 36.8% at December 31, 2000 to 20.2% as of December 31, 2001. In March 2002, Cheniere sold 51,400 shares of its Gryphon common stock to Gryphon, subject to certain repurchase options, thereby further reducing Cheniere's interest to 13.7% on an as-converted basis. (See Note 16.)

          In connection with the seismic license contributed to Gryphon upon its formation, Cheniere entered into an agreement with the third party issuer of the license. The agreement provides that Cheniere will pay a transfer fee to the third party in an aggregate amount of up to $2,500,000. Such transfer fee is contingent upon Gryphon's completion of up to ten successful wells during the license period and within the license area. Upon Gryphon's completion of such a well, an amount of $250,000 is payable by Cheniere one month after production commences. If such amount is not paid at the end of the one-month period, it will bear interest of 18% per annum from such date until paid. Any transfer fees payable will be recorded as additions to Cheniere's investment in Gryphon. As of December 31, 2001, two such installments, totaling $500,000, were payable. (See
Note 16 for a discussion of the settlement and full discharge of these obligations in March 2002.)

          Cheniere accounts for its investment in Gryphon using the equity method of accounting. Although Cheniere's participation on the Gryphon board of directors provides significant influence over the operating and financial policies of Gryphon, Cheniere does not participate in the day-to-day management of Gryphon, does not exercise control over Gryphon and cannot effect a change in the management of Gryphon. Cheniere's equity share of Gryphon's losses for the period from October 11, 2000 through December 31, 2000 was $426,649, calculated by applying Cheniere's 100% common stock ownership interest to Gryphon's net income of $19,003 and reducing such result for Gryphon's preferred dividend arrearages of $445,652. For 2001, Cheniere's equity share of Gryphon's losses was $2,974,191, calculated by applying Cheniere's 100% common stock ownership interest to Gryphon's net

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

income of $84,000 and reducing such result for Gryphon's preferred dividend arrearages of $3,058,191 for the year. At such time as Warburg converts its preferred shares to common shares, Cheniere's equity share of Gryphon's earnings (losses) will be calculated using the effective ownership interest at the time of such conversion, and will no longer be reduced by preferred dividends. Gryphon's preferred stock is convertible at the option of the holder at a rate of $100 per share of common stock at any time after the holders of a majority of the preferred stock execute a written consent permitting a conversion of the preferred stock or, if earlier, at any time after August 31, 2010. In the event the holders of a majority of the preferred stock vote to convert all of their shares of preferred stock into common stock, all shares of preferred stock shall automatically be converted, without further action by Gryphon or its shareholders. In addition, Gryphon has the right, at its option, to convert shares of preferred stock into common stock upon Gryphon's closing of a firm commitment qualified public offering.

          Summarized financial information relative to Gryphon is set forth below (in thousands):

                                                                December 31,
                                                             -----------------
                                                               2001     2000
                                                             -------   -------

Current assets                                               $14,864   $24,042
Oil and gas properties, full cost method                      53,551    18,196
Noncurrent cash deposits                                          --     2,608
Fixed assets                                                     616       651
Current liabilities                                            5,001    11,125
Long-term liabilities                                             --        --
Deferred tax liabilities                                       1,182     1,184

                                                         Year Ended December 31,
                                                         -----------------------
                                                              2001      2000
                                                            -------    ------

Revenues                                                    $ 2,382    $  --
Income from continuing operations                                82       29
Net income                                                       84       19
Cheniere's equity in losses from unconsolidated affiliate    (2,974)    (427)

          The following items represent the differences between Cheniere's equity share of Gryphon net assets and the balance in Cheniere's investment in unconsolidated affiliate (in thousands).

                                                       Year Ended December 31,
                                                       -----------------------
                                                          2001         2000
                                                       -----------   ---------

Cheniere's equity share of Gryphon's net assets          $ 7,848      $ 8,189
Preferred stock dividends in arrears                      (3,504)        (446)
Excess of Cheniere cost basis                             (1,500)      (2,000)
Gryphon offering expenses                                    903          896
                                                         -------      -------
Cheniere's investment basis                              $ 3,747      $ 6,639
                                                         =======      =======

NOTE 8-NOTES PAYABLE

          At December 31, 2001 and 2000, Cheniere had no outstanding debt obligations. Set forth below is a description of financing facilities used by the Company under which financing cash inflows and outflows occurred during the three years ended December 31, 2001.

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

September 1999 - $3,100,000 Platform Financing

          On September 1, 1999, Cheniere established a $3,100,000 financing facility to fund a production platform and other exploration and development costs in the West Cameron Block 49 area. Borrowings under the facility were repaid from Cheniere's share of net cash flow from production through the West Cameron Block 49 platform. The note was secured by Cheniere's oil and gas properties and had a maturity date of June 30, 2000. Financing costs included interest at 10% per annum and a 5% net profit interest in the initial two wells producing through the platform. During 2000, the Company borrowed an additional $605,000 under the same facility and repaid all principal and interest due thereunder.

December 1999 - $1,117,570 Well Services Financing

          In December 1999, Cheniere entered into a financing agreement with a supplier of well services to consolidate and convert trade accounts payable balances into a short-term secured note payable. Interest was payable at 10% per annum. The note was secured by Cheniere's oil and gas properties and matured on July 5, 2000. All principal and related interest under the agreement were repaid during 2000.

December 1997 - $4,000,000 Bridge Financing

          In December 1997, Cheniere completed the private placement of a $4,000,000 bridge financing. The notes payable issued by Cheniere had an initial maturity date of March 15, 1998, which was extended ultimately to March 15, 2000, when the then-remaining balance of $755,000 was paid.

NOTE 9-INCOME TAXES

          From its inception, the Company has recorded losses for both financial reporting purposes and for federal income tax reporting purposes. Accordingly, the Company is not presently a taxpayer and has not recorded a provision for income taxes in any of the periods presented in the accompanying financial statements.

          At December 31, 2001, the Company had net operating loss (NOL) carryforwards for tax reporting purposes of approximately $31,898,180. In accordance with SFAS No. 109, a valuation allowance equal to the net tax benefit for deferred taxes has been established due to the uncertainty of realizing the benefit of such NOL carryforwards.

          Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows:

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                      Year Ended December 31,
                                                    --------------------------
                                                        2001          2000
                                                    ------------   -----------
Deferred tax assets
     NOL carryforwards                              $ 11,802,327   $ 6,267,000
     Oil and gas properties and fixed assets            (150,330)           --
                                                    ------------   -----------
                                                      11,952,657     6,267,000
                                                    ============   ===========
Deferred tax liabilities
     Oil and gas properties and fixed assets                  --       971,880
     Investment in unconsolidated affiliate              560,532     1,642,160
                                                    ------------   -----------
                                                         560,532     2,614,040
                                                    ------------   -----------
Net deferred tax assets                               11,392,125     3,652,960
Less:  valuation allowance                           (11,392,125)   (3,652,960)
                                                    ------------   -----------
                                                    $         --   $        --
                                                    ============   ===========

          NOL carryforwards expire starting in 2006 extending through 2022. NOLs incurred prior to July 3, 1996 (approximately $747,000) are subject to per year availability under Internal Revenue Code Section 382 change of ownership limitations. Certain of the Company's NOLs incurred after July 3, 1996 are also subject to an annual limitation of approximately $2,000,000 under Section 382.

          The gross change in the valuation allowance for deferred tax assets was approximately $7,739,165, $679,000 and $1,420,000 during the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 10-WARRANTS

          As of December 31, 2001, Cheniere has issued and outstanding 2,850,288 warrants for the purchase of its common stock. The Company has reserved an equal number of shares of common stock for issuance upon the exercise of its outstanding warrants. Warrants issued by the Company do not confer upon the holders thereof any voting or other rights of a stockholder of the Company. The Company has granted warrants in connection with certain of its debt or equity financings and as compensation for services. In instances where warrants were granted in connection with financings, such warrants were valued based on the estimated fair market value of the stock at the date of issuance. Where warrants were issued for services, fair value was calculated using the Black-Scholes pricing model. The terms of warrants outstanding at December 31, 2001 range from three years to six years, with a weighted average remaining life of 1.8 years at December 31, 2001. All outstanding warrants are fully exercisable. Prices at which the warrants are exercisable range from $1.75 to $11.50 per share, with a weighted average exercise price of $4.47 per share at December 31, 2001. Information related to Cheniere's warrants is summarized in the following table:

                                                                                   December 31,
                                                                       ------------------------------------
                                                                         2001          2000          1999
                                                                       ----------   ----------   ----------
Outstanding at beginning of period                                      2,758,621    2,116,951    1,200,834
Warrants issued                                                            91,667    1,291,462      941,117
Warrants exercised                                                             --     (234,375)     (25,000)
Warrants canceled                                                              --     (415,417)          --
                                                                       ----------   ----------   ----------
Outstanding at end of period                                            2,850,288    2,758,621    2,116,951
                                                                       ==========   ==========   ==========
Weighted average exercise price of warrants outstanding                $     4.47   $     4.52   $     5.94
                                                                       ==========   ==========   ==========
Weighted average remaining contractual life of warrants outstanding    1.8 years    2.5 years    3.0 years

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     Weighted Average
  Exercise            Number          Years Remaining
   Prices          Outstanding       Contractual Life
------------       -----------       ----------------
$9.50-$11.50           25,000              2.7
 $7.00-$8.00          313,542              2.0
 $5.00-$6.00          794,384              1.2
    $4.00             992,350              1.4
    $3.00             350,012              2.2
    $1.75             375,000              3.5
                    ---------
                    2,850,288
                    =========

          In February 2001, the Company issued to one stockholder 250,000 units, each unit consisting of one share of common stock, $.003 par value per share, and one warrant to purchase one-sixth of a share of common stock. The 41,667 warrants issued in connection with this sale of units are exercisable at a price of $3.00 per share on or before December 31, 2003.

          In May 2001, as compensation for assistance in the Company's listing on The American Stock Exchange, Cheniere issued to a consultant warrants to purchase 50,000 shares of common stock at an exercise price of $3.00 per share, exercisable on or before April 30, 2005.

NOTE 11-STOCK-BASED COMPENSATION

          In 1997, the Company established the Cheniere Energy, Inc. 1997 Stock Option Plan (the Option Plan), which allows for the issuance of options to purchase up to 1,500,000 shares of Cheniere common stock. The Company has reserved 1,500,000 shares of common stock for issuance upon the exercise of options which have been granted or which may be granted. As of December 31, 2001 the Company had granted options on 1,741,111 shares, 241,111 being subject to ratification through amendment of the Option Plan. The term of options granted under the Option Plan is generally five years. Vesting varies, but generally occurs over three or four years, in increments of 33% or 25%, respectively, on each anniversary of the grant date. All options granted under the Option Plan have exercise prices equal to or greater than fair market value at the date of grant.

          A summary of the status of the Company's stock options is presented below:

                                                                                 December 31,
                                                                     ----------------------------------
                                                                        2001         2000       1999
                                                                     ----------   ---------   ---------
Outstanding at beginning of period                                      884,236     540,299     171,611
Options granted at an exercise price of $12.00 per share                     --          --       8,750
Options granted at an exercise price of $6.00 per share                      --      83,750     368,375
Options granted at an exercise price of $2.75 per share                      --     450,875          --
Options granted at an exercise price of $2.38 per share                  20,000          --          --
Options granted at an exercise price of $2.16 per share                  20,000          --          --
Options granted at an exercise price of $1.94 per share                      --     380,000          --
Options granted at an exercise price of $1.70 per share                 100,000          --          --
Options granted at an exercise price of $1.06 per share                 760,000          --          --
Options canceled                                                        (43,125)   (570,688)     (8,437)
                                                                     ----------   ---------   ---------
Outstanding at end of period                                          1,741,111     884,236     540,299
                                                                     ==========   =========   =========
Exercisable at end of period                                            664,444     220,799     190,299
                                                                     ==========   =========   =========
Weighted average exercise price of options outstanding               $     2.21   $    3.45   $    6.32
                                                                     ==========   =========   =========
Weighted average exercise price of options exercisable               $     3.16   $    5.03   $    6.56
                                                                     ==========   =========   =========
Weighted average fair value of options granted during the period     $     0.76   $    1.39   $    3.40
                                                                     ==========   =========   =========
Weighted average remaining contractual life of options outstanding    4.1 years   4.3 years   4.7 years

The following table summarizes information about fixed options outstanding at December 31, 2001:

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                              Options
                Options Outstanding         Exercisable
           ------------------------------   -----------
                         Weighted Average
Exercise     Number       Years Remaining     Number
 Prices    Outstanding   Contractual Life   Outstanding
--------   -----------   ----------------   -----------
 $12.00        8,750           1.3              8,750
 $ 7.20        4,861           1.9              4,861
 $ 6.00      210,000           2.8            175,000
 $ 2.75      237,500           3.4            137,500
 $ 2.38       20,000           4.0                 --
 $ 2.16       20,000           4.1                 --
 $ 1.94      380,000           3.8            171,667
 $ 1.70      100,000           4.7             33,333
 $ 1.06      760,000           4.9            133,333
           ---------                          -------
           1,741,111                          664,444
           =========                          =======

          The fair value of options is calculated using the Black-Scholes option-pricing model. Assumptions used in the pricing model and pro forma effects on the Company's net losses had it adopted the optional recognition provisions of SFAS No. 123 are summarized in the following table. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

                                                            Year Ended December 31,
                                                   ----------------------------------------
                                                       2001           2000          1999
                                                   ------------   -----------   -----------
Dividend yield                                              0.0%          0.0%          0.0%
Weighted average volatility                                84.3%         82.0%        124.0%
Risk-free interest rate                                     3.5%          5.8%          6.3%
Expected lives of options                             4.0 years     4.0 years     3.0 years
Net loss                                           $(11,665,262)  $  (780,980)  $(1,753,723)
Net loss per share (basic and diluted)             $      (0.89)  $     (0.07)  $     (0.27)
Pro forma net loss                                 $(12,092,837)  $(1,019,208)  $(3,184,723)
Pro forma net loss per share (basic and diluted)   $      (0.93)  $     (0.09)  $     (0.49)

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

NOTE 12-RELATED PARTY TRANSACTIONS

          In April 2001, the Company sold an interest in a prospect to Gryphon. Gryphon paid Cheniere $225,563 for a 50% interest in the related leases and will pay a disproportionate share of the drilling costs on terms representative of what a third party would pay for participation in the prospect generated by Cheniere.

          In June 2001, Cheniere sold to Gryphon for $3,500,000 one of its two licenses to certain 3D seismic data covering 3,800 square miles. Gryphon paid $853,197 in cash to Cheniere and agreed to pay $2,646,803 of Cheniere's obligations related to the reprocessing of the data. Cheniere is responsible for the cost of reprocessing

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the remainder of the data ($1,061,692), which is expected to be completed in 2002. Cheniere retains one license to the seismic data. (See Note 16 for complete discharge of this obligation in March 2002.)

          In July 2001, Cheniere sold to Gryphon one of its two licenses to certain 3D seismic data covering an additional 3,000 square miles. Gryphon agreed to pay Cheniere's accounts payable of $1.3 million and the remaining commitment of $2.9 million related to the reprocessing of the data. In connection with the transaction, Cheniere also transferred to Gryphon 6,740 shares of Gryphon common stock, valued at approximately $418,000 or $62 per share, based on the estimated fair market value of the Gryphon common stock, which considered the fair value of such stock at the formation of Gryphon and any significant changes in Gryphon's operations or market conditions since that date. The proceeds at closing of $1.3 million were allocated as a reduction to the carrying amount of Cheniere's investment in Gryphon ($418,000) and unproved oil and gas properties ($882,000). Cheniere retains one license to the seismic data. At December 31, 2001, Cheniere has included $376,493 in accounts receivable and in accounts payable related to reprocessing charges which are to be paid by Gryphon.

          In September 2001, the Company made a payment of $40,000 to its chairman representing consulting fees for the months of October 2001 through January 2002. The unearned balance of $10,000 is included in prepaid expenses at December 31, 2001.

          Under the terms of the Contribution and Subscription Agreement dated October 11, 2000 by and among the Company, Gryphon and the other investors listed therein, Gryphon provided office space to Cheniere at no cost from the closing date of October 11, 2000 until Cheniere relocated in December 2000, and Cheniere provided accounting and cash management services to Gryphon without charge for six months following the closing date. The values of the office space and the accounting and cash management services offset and were not significant to the Company.

          In 2000, Cheniere served as contract operator for the well contributed to Gryphon on which drilling was underway at the date of Gryphon's inception. Cheniere received industry standard overhead reimbursements from all working interest owners, including Gryphon, in accordance with the terms of the joint interest operating agreement.

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

          In May 1999, BSR purchased from another noteholder $240,000 in short-term notes payable by Cheniere. In July 1999, the Company repaid $120,000 to BSR at the time it repaid 50% of the outstanding balances on all of the notes issued in the December 1997 Bridge Financing. On September 30, 1999, BSR exchanged its remaining $120,000 note payable and $1,000 in accrued interest for 27,500 units ($4.40 per unit), each unit representing one share of common stock and one half warrant to purchase a share of common stock at an exercise price of $6.00 per share, exercisable on or before September 30, 2002.

          In conjunction with certain of the Company's private placements of equity, placement fees have been paid to Investors Administration Services, Limited (IAS), a company in which the brother of Charif Souki, Cheniere's chairman, is a principal. Placement fees paid to IAS totaled $30,000 for 2001, $99,000 for 2000 and $562,372 for 1999. As of December 31, 2001, the Company had accrued placement fees of $30,000 included in accrued liabilities. Such payments made in 2000 and 1999 were recorded as offering costs and reflected as a reduction of additional paid-in capital. Payments made in 2001 were expensed. In addition, in connection with the sale in 1999 of 2,620,758 units (of common stock and warrants), Cheniere granted to IAS, or its assigns, warrants to purchase 161,250 shares of common stock at an exercise price of $4.00 per share, exercisable on or before December 30, 2002.

NOTE 13-COMMITMENTS AND CONTINGENCIES

Lease Commitments

          In November 2000, the Company entered into an office lease agreement with a term which runs through

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003. Future minimum lease payments are $128,465 and $32,116 for the years ended December 31, 2002 and 2003, respectively. Effective in October 2000, Cheniere assigned its rights and obligations under its previous office lease agreement to Gryphon. Cheniere's total rental expense for office space for the years ended December 31, 2001, 2000 and 1999 was $157,146, $222,394 and
$229,381, respectively. Cheniere also leases exploration software at a cost of $30,000 per month on a term which runs through December 2003.

Seismic Commitments

          In June 1999, Cheniere entered into a master license agreement covering the license of approximately 8,800 square miles of seismic data in the Gulf of Mexico. In connection with the license agreement, the Company made a commitment to reprocess certain of the seismic data and to pay a fee for such reprocessing as the reprocessed data are delivered. In October 2000, Cheniere's rights and obligations arising from this license agreement were assigned to Gryphon. Related to the assignment of this license, Cheniere is obligated to pay a transfer fee of up to $2,500,000, payable in ten installments of $250,000, which become payable one month after production commences from each of ten separate successful wells completed by Gryphon within the data set. As of December 31, 2001, Cheniere owed $500,000 in such transfer fees.

          In 2000, Cheniere entered into agreements whereby Cheniere acquired licenses to seismic data covering 6,800 square miles in the Gulf of Mexico in exchange for its commitment to fund the third-party reprocessing of the data. The Company had a commitment to fund approximately $8,500,000 for the third-party processing of such data. In 2001, Cheniere sold to Gryphon one license to the data and 6,740 shares of Gryphon common stock in exchange for $853,197 in cash and Gryphon's agreement to pay $6,820,824 of the current and future reprocessing obligations, leaving Cheniere with a $1,061,692 contingent liability for future reprocessing. Cheniere retained one license to the data. In the event the reprocessing is not completed, the Company would retain the data in the existing format and would not be required to pay any additional amounts.

          In March 2002, the Company sold 51,400 shares of its Gryphon common stock to Gryphon, subject to certain repurchase options. In exchange for the shares, Gryphon agreed to make payment on Cheniere's behalf of these existing and contingent liabilities totaling $3,561,692.

          See Note 16 for complete discharge in March 2002 of all of the existing and contingent seismic obligations described above.

Gryphon Capital Commitments

          Under the terms of the Contribution and Subscription Agreement dated October 11, 2000 by and among the Company, Gryphon and the other investors listed therein, Cheniere and the other investors have the option under certain circumstances to contribute their pro rata shares of as much as an additional $75,000,000 to Gryphon. The amount of such contributions, if any, will depend on the future cash requirements of Gryphon. During 2001, Warburg made $30,000,000 in contributions. Cheniere may choose to make such contributions in the future to maintain its then-current voting ownership interest in Gryphon or it may choose to contribute a lesser amount or zero, in which case its ownership interest in Gryphon would be reduced. If the Company elects not to fund its pro-rata portion of such capital calls, and Warburg funds its portion, as they would be entitled, the Company will suffer dilution of its holdings in Gryphon from 20.2% to 12.2% (8% after consideration of the March 2002 transaction --see
Note 16), on an as-converted basis.

LNG Commitments

          In April 2001, the Company has engaged research consultants in connection with the development of its LNG receiving terminal business. The consultants are working on the project on a non-cash, retainer basis at a rate of $30,000 per month for 30 months, which amount is to be paid in the form of an equity ownership equal to 4.5% of the economic value of the LNG project at the time the project is financed.

          In connection with the Company's acquisition of its Freeport, Texas LNG receiving terminal site option in 2001, Cheniere issued 500,000 shares of common stock valued at $1,150,000 or $2.30 per share, the closing price of the Company's common stock on the date of the transaction. Additionally, Cheniere has committed to issue 750,000 shares of its common stock to the seller of the option at such time as Cheniere receives a permit for the construction of an LNG receiving terminal, and Cheniere will receive no additional consideration. Cheniere is also obligated to

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

pay to the seller of the option an overriding royalty interest equal to approximately 10% of processing revenues from the LNG receiving terminals which Cheniere develops. Under the terms of the Freeport lease option, the Company is obligated to make semi-annual payments of $125,000 commencing in September 2001 and continuing throughout the 3-year term of the lease option. Such option payments have been and will be applied toward lease rentals upon the execution of a long-term lease.

Legal proceedings

          The Company has been and may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. Management regularly analyzes current information and as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management and legal counsel, as of December 31, 2001, there were no threatened or pending legal matters that would have a material impact on the Company's consolidated results of operations, financial position or cash flows.

          In February 2002, the Company received a copy of a lawsuit styled Fairfield Industries Incorporated vs. Cheniere Energy, Inc. and Gryphon Exploration Company, which was filed in district court in Harris County, Texas. The lawsuit related to a seismic license agreement between Fairfield and Cheniere, which was later assigned to Gryphon. In the lawsuit, Fairfield alleged that Cheniere and Gryphon conspired to defraud the plaintiff of certain transfer payments, which may be owed by Cheniere in connection with the transfer to Gryphon of the initial seismic contributed at the time of its formation. In March 2002, Fairfield, Gryphon, and the Company settled this lawsuit (See Note
16). Existing and contingent obligations to Fairfield by Cheniere totaling $2,500,000 have been fully discharged through agreement by Gryphon to make current and contingent payments in exchange for the transfer of 30,000 Gryphon common shares from Cheniere to Gryphon.

NOTE 14-LIQUIDITY

          The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company has experienced recurring losses from operations and, during 2001, had negative cash flows from operating activities. In addition, the Company has a working capital deficiency of $530,242 and an accumulated deficit of $18,024,485 as of December 31, 2001. These considerations raise substantial doubt about Cheniere's ability to continue as a going concern. Furthermore, the recoverability of the Company's unevaluated oil and gas properties and development of its LNG receiving terminal business are dependent on future events, including obtaining adequate financing for these programs, the successful reprocessing of the 3D seismic data in the Offshore Texas Project Area, the successful completion of its planned drilling program, and the achievement of a level of operating revenues that is sufficient to support the Company's cost structure. At various times during the life of the Company to date, it has been necessary for the Company to raise additional capital through private placements of debt or equity financing. When such a need has arisen, the Company has met it successfully. It is management's belief that it will continue to be able to meet its needs for additional capital as such needs arise in the future.

          Cheniere's needs for additional financing include the following:

     . Additional capital may be required to pay for Cheniere's share of costs relating to the drilling of prospects and development of those that are successful, to exercise lease options and to acquire additional oil and gas leases. The total amount of the Company's capital needs will be determined in part by the number of prospects generated within its exploration program and by the working interest that the Company retains in those prospects.

     . The Company may need capital to fund its pro-rata share of the capital calls by Gryphon that are approved by Gryphon's board of directors. If the Company subscribes to its pro-rata portion of such capital calls but fails to fund, it would lose its ability to subscribe to any future capital calls and would suffer further dilution of its holdings in Gryphon. In 2001, Gryphon made cash calls in the aggregate amount of $30,000,000, which were funded entirely by Warburg, in May, July and November 2001. Cheniere declined to participate in these cash calls and its interest in Gryphon has been reduced from 36.8% to 20.2% on an as-converted basis, as of December 31, 2001. Subsequent to the period covered by this report, in March 2002, Cheniere sold 51,400 shares of its Gryphon common stock to Gryphon, subject to certain repurchase options, thereby further reducing Cheniere's interest to 13.7% on an as-converted basis. Also in

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          March 2002, Gryphon made a cash call for $5,000,000 and Cheniere declined to participate. If Warburg funds the full amount of the cash call in April 2002, as it is entitled to do, Cheniere's effective interest will be reduced to 12.7%. It is anticipated that Gryphon will make cash calls for additional funds. The Company's share of such future capital calls could total up to approximately $5,000,000. If the Company elects not to fund its pro-rata portion of such capital calls, and Warburg funds its portion, as they would be entitled to do, and as they have since the formation of Gryphon, the Company's ownership percentage of Gryphon's common stock on an as-converted basis will be further reduced (to as low as 8%) if it chooses not to participate in such additional cash calls or to exercise its option to repurchase all or a portion of the 51,400 shares it sold to Gryphon in March 2002.

     . The Company will need substantial additional funds to execute its plan for developing and implementing an LNG receiving terminal business, including engineering, environmental, marine, regulatory, construction and legal work, including any such work involved in permitting and FERC filings. Such costs are estimated to be approximately $8,000,000 for the two-year period ending December 31, 2003, and include semi-annual rental payments totaling approximately $500,000 per year to renew lease and purchase options on potential sites for LNG receiving terminals.

          Additional capital could be obtained from a combination of funding sources, many of which may have a material adverse effect on the Company's business, results of operations and financial condition. These potential funding sources include:

     . cash flow from operating activities, which is sensitive to prices the Company receives for its oil and natural gas,

     . borrowings from financial institutions, which may subject the Company to certain restrictive covenants, including covenants restricting the Company's ability to raise additional capital or pay dividends,

     . debt offerings, which would increase the Company's leverage and add to its need for cash to service such debt,

     . additional offerings of the Company's equity securities, which would cause dilution of its common stock,

     . sales of portions of its working interest in the prospects within its exploration program, which would reduce future revenues from its exploration program,

     . sale to an industry partner of a participation in the Company's exploration program, which would reduce future revenues from its exploration program,

     . sale of all or a portion of the Company's producing oil and gas properties, which would reduce future revenues (see Note 16 in Notes to the Consolidated Financial Statements concerning the March 2002 agreement to sell the Company's producing oil and gas properties),

     .    sale of an interest in the Company's LNG project and

     . arrangement of a business development loan from, or prepayment of terminal use fees by, prospective sellers or purchasers of LNG.

          Cheniere's ability to raise additional capital will depend on the results of its operations and the status of various capital and industry markets at the time such additional capital is sought. Accordingly, capital may not become available to the Company from any particular source or at all. Even if additional capital becomes available, it may not be on terms acceptable to the Company. Failure to obtain additional financing on acceptable terms may have a material adverse effect on the Company's business, results of operations and financial condition.

NOTE 15-SUPPLEMENTAL CASH FLOW DISCLOSURES AND DISCLOSURES OF NON-CASH

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TRANSACTIONS

          In 2001, Cheniere issued warrants to purchase 50,000 shares of common stock to a consultant valued at $93,000. The Company issued 500,000 shares valued at $1,150,00 to acquire an LNG site lease option. The Company sold 6,740 shares of Gryphon common stock with a fair market value of $417,880 to Gryphon in connection with the sale of a license to 3D seismic data. Additional value ascribed to sale of seismic was $256,141 (see Note 12). In connection with the Company's sale of licenses to 3D seismic data to Gryphon, Gryphon assumed liabilities for reprocessing charges of $6,820,824 and made payment on behalf of Cheniere in the amount of $5,847,533 during 2001. The Company has accrued $270,000 as of December 31, 2001, related to an obligation to issue to a consultant an equity participation in its LNG project. The Company issued 25,000 stock options valued at $17,000 to a consultant for assistance in securing long-term supplies of LNG.

          In 2000, Cheniere issued 16,667 shares of common stock in exchange for seismic data reprocessing services valued at $50,000. The Company issued 50,000 shares of common stock as a price adjustment to shares issued in 1999 for oil and gas drilling services. Cheniere issued warrants to purchase 25,000 shares of common stock (valued at $30,300) as a placement fee in connection with the sale of securities. The Company issued warrants to purchase 250,000 shares of common stock (valued at $528,000) in connection with the establishment of a bridge financing facility. Cheniere issued 250,000 shares of common stock in satisfaction of $500,000 in short-term notes payable issued under a bridge financing facility. Cheniere also issued warrants to purchase 250,000 shares of common stock to its president and chief executive officer in October 2000, pursuant to his employment agreement. The Company issued its financial advisers warrants to purchase 125,000 shares of common stock, valued at $164,500, as consideration for assistance in the capitalization of Gryphon.

          In 1999, the Company issued 703,132 shares of common stock in exchange for $2,025,020 in notes payable and 56,250 shares of common stock in exchange for $75,000 in notes payable. The Company also issued 36,047 units (each unit representing one share of common stock and one half of a warrant to purchase one share of common stock) in exchange for notes payable and accrued interest totaling $158,608. In March 1999, the Company adjusted the exercise price for certain warrants (valued at $35,702) in connection with the extension of the maturity dates of notes payable. Also in 1999, the Company issued 32,773 shares of common stock and warrants to purchase 95,600 shares of common stock (collectively valued at $98,197) in connection with the extension of maturity dates of notes payable. The Company issued 514,366 shares of common stock to purchase oil and gas services and seismic data valued at $2,828,210. In October 1999, the Company issued warrants to purchase 50,000 shares of common stock (valued at $200,000) in payment for investor relations consulting services. The Company issued 37,500 shares (valued at $37,500) in connection with the employment of one of its executives. The Company issued a short-term note payable for oil and gas services valued at $1,117,570.

          In connection with the Gryphon transaction in October 2000, Cheniere contributed to Gryphon certain assets and liabilities with a net book value of $7,065,919 for a 36.8% ownership interest in Gryphon.

          The Company paid $105,813, $329,232 and $256,980 for interest in the years ended December 31, 2001, 2000 and 1999, respectively. The Company has not paid any income taxes in the three years ended December 31, 2001.

          The values of securities issued by the Company in connection with the transactions described above are based on third party arms-length negotiated prices.

NOTE 16-SUBSEQUENT EVENTS

          In March 2002, the Company entered into a short-term bridge financing arrangement with an unrelated third party lender. The amount of the borrowing was $500,000. The term is 120 days. Interest is payable monthly at 10% per annum. Warrants were issued to the lender for the purchase of 150,000 shares of Cheniere common stock, exercisable at a price of $2.50 per share on or before March 7, 2012. Additionally, Cheniere extended the term to March 7, 2012 on existing warrants for the purchase of 255,417 shares held by parties affiliated with the lender. The Black-Scholes valuation of warrants issued (150,000 shares) and of the extension of existing warrants (255,417 shares) in connection with this financing arrangement totals $241,939. An additional 50,000 warrants are to be issued to the lender for each month or partial month for which the principal remains unpaid after April 7, 2002.

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          In March 2002, the Company entered into a purchase and sale agreement for the sale of its proved oil and gas properties. The purchase price, effective January 1, 2002, is $2,350,000. Net proceeds, after payment of a commission, are expected to be approximately $2,256,000. Closing is scheduled to occur in April 2002.

          Also in March 2002, Cheniere sold 51,400 shares of its Gryphon common stock, subject to certain repurchase options, thereby reducing its interest in Gryphon to 13.7% on an as-converted basis. Such sale was made in connection with settlement of the Fairfield litigation described in Note 13. In connection with its sale of Gryphon common stock to Gryphon, Cheniere has a one-year option to repurchase all or a portion of the 51,400 shares at a price of $50 per share if exercised within 120 days of the sale or at prices increasing ratably thereafter to approximately $68 per share one year after the sale. As consideration for the shares, Gryphon has agreed to make payments in full satisfaction of certain existing and contingent obligations of Cheniere totaling $3,561,692 (see Note
13). Cheniere, Gryphon and Fairfield reached a settlement agreement whereby the lawsuit and related claims asserted by Fairfield against Cheniere and Gryphon have been dismissed (See Note 13).

          On March 11, 2002, the board of directors of Gryphon approved a cash call in the amount of $5,000,000. Cheniere's 20.2% share of the cash call is $1,009,500 and will be payable approximately 30 days from the receipt of the cash call. Cheniere has elected not to participate in the March 11 cash call. Assuming that Warburg purchases Cheniere's portion of the cash call, Cheniere's ownership in Gryphon on an as-converted basis, will be further reduced to 12.7%.

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
          SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
                 OIL AND GAS RESERVES AND RELATED FINANCIAL DATA
                                   (unaudited)

Costs Incurred in Oil and Gas Producing Activities

          Presented below are costs incurred in oil and gas property acquisition, exploration and development activities:

                                         Year Ended December 31,
                                 ---------------------------------------
                                    2001           2000         1999
                                 -----------   -----------   -----------
Acquisition of properties
     Proved properties           $        --   $        --   $ 1,364,809
     Unproved properties           4,807,808     6,603,296       648,498
Exploration costs                         --            --     7,675,809
Development costs                     99,800       673,136     1,618,609
                                 -----------   -----------   -----------
          Subtotal                 4,907,608     7,276,432    11,307,725
Amounts contributed to
     unconsolidated affiliate             --    (9,379,534)           --
                                 -----------   -----------   -----------
          Total                  $ 4,907,608   $(2,103,102)  $11,307,725
                                 ===========   ===========   ===========
Proportional share of
   unconsolidated affiliate(1)   $36,576,000   $18,196,000   $        --
                                 ===========   ===========   ===========

(1) Represents Cheniere's proportional share, based on its 100% common stock ownership, of the costs incurred in oil and gas activities of Gryphon. Upon the conversion of Gryphon's preferred shares, such proportional share of Gryphon activities would be reduced to 20.2%, or $7,388,000 for 2001.

          Included in the above amounts for the years ended December 31, 2001, 2000 and 1999 were $947,813, $1,897,454 and $1,375,262, respectively, of capitalized general and administrative expenses and capitalized interest expense directly related to property acquisition, exploration and development.

Capitalized Costs Related to Oil and Gas Producing Activities

          The following table presents total capitalized costs of proved and unproved properties and accumulated depreciation, depletion and amortization related to oil and gas producing operations:

                                                                     December 31,
                                                       ----------------------------------------
                                                           2001          2000           1999
                                                       ------------   -----------   -----------
Proved properties                                      $ 12,308,315   $10,951,317   $10,659,227
Unproved properties                                      16,236,962    18,253,731    20,648,923
                                                       ------------   -----------   -----------
                                                         28,545,277    29,205,048    31,308,150
Accumulated depreciation, depletion and amortization    (10,397,191)   (4,223,704)   (1,200,186)
                                                       ------------   -----------   -----------
                                                       $ 18,166,086   $24,981,344   $30,107,964
                                                       ============   ===========   ===========
Proportional share of unconsolidated affiliate(1)      $ 53,551,000   $18,196,000   $        --
                                                       ============   ===========   ===========

(1) Represents Cheniere's proportional share, based on its 100% common stock ownership, of the capitalized costs related to oil and gas producing activities of Gryphon. Upon the conversion of Gryphon's preferred shares, such proportional share of Gryphon's capitalized costs related to oil and gas producing activities would be reduced to 20.2%, or $10,817,000 at December 31, 2001.

Results of Operations from Oil and Gas Producing Activities

The results of operations from oil and gas producing activities are as follows:

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
          SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
                 OIL AND GAS RESERVES AND RELATED FINANCIAL DATA
                                   (unaudited)

                                                                      Year Ended December 31,
                                                              ---------------------------------------
                                                                 2001           2000         1999
                                                              -----------   -----------   -----------
Revenues                                                      $ 2,372,632   $ 5,320,432   $ 1,614,055
Production costs                                                 (420,242)     (388,637)     (128,859)
Depreciation, depletion and amortization                       (1,029,239)   (3,023,518)   (1,200,186)
Ceiling write-down                                             (5,126,248)           --            --
Income tax benefit (expense)                                           --            --            --
                                                              -----------   -----------   -----------
Results of operations from oil and gas producing activities
     (excluding corporate overhead and interest costs)        $(4,203,097)  $ 1,908,277   $   285,010
                                                              ===========   ===========   ===========
Equity in results of operations from oil and gas
     producing activities (excluding corporate overhead
     and interest costs) of unconsolidated affiliate(1)       $   907,000   $        --   $        --
                                                              ===========   ===========   ===========

(1) Represents Cheniere's proportional share, based on its 100% common stock ownership, of the results of operations from oil and gas producing activities (excluding corporate overhead and interest costs). Such proportional share will be reduced to 20.2% upon the conversion of Gryphon's preferred shares, resulting in a decrease in Cheniere's proportional interest in the results of operations from oil and gas producing activities to ($183,214) for 2001.

Reserve Quantities

          Estimates of proved reserves of Cheniere and the related standardized measure of discounted future net cash flow information are based on the reports generated by the Company's independent petroleum engineers (Ryder Scott Company) in accordance with the rules and regulations of the SEC. The independent engineers' estimates were based upon a review of production histories and other geologic, economic, ownership and engineering data provided by the Company. These estimates represent the Company's interest in the reserves associated with its properties. All of the Company's oil and gas reserves are located within the United States or its territorial waters.

          The Company's estimates of its proved reserves and proved developed reserves of oil and gas as of December 31, 2001, 2000 and 1999 and the changes in its proved reserves are as follows:

                                                             2001                2000                   1999
                                                     --------------------   -------------------   ------------------
                                                       Oil        Gas        Oil        Gas        Oil        Gas
                                                     (Bbls)      (Mcf)      (Bbls)     (Mcf)      (Bbls)     (Mcf)
                                                     -------   ----------   ------   ----------   ------   ---------
Proved reserves:
     Beginning of year                                19,874    4,568,000   27,816    5,796,000       --          --
     Revisions of prior estimates                     (2,178)    (780,226)  (7,200)    (354,103)      --          --
     Production                                       (2,608)    (542,774)  (3,703)  (1,459,897)  (2,975)   (633,432)
     Extensions, discoveries and other additions          --           --    2,961      586,000   30,791   6,429,432
                                                     -------   ----------   ------   ----------   ------   ---------
     End of year                                      15,088    3,245,000   19,874    4,568,000   27,816   5,796,000
                                                     =======   ==========   ======   ==========   ======   =========
     Interest in proved reserves of
         unconsolidated affiliate - end of year(1)   210,151   17,468,000    2,640    1,674,000       --          --
                                                     =======   ==========   ======   ==========   ======   =========
Proved developed reserves:
     Beginning of year                                16,913    3,982,000   27,816    5,796,000       --          --
                                                     =======   ==========   ======   ==========   ======   =========
     End of year                                      15,088    3,245,000   16,913    3,982,000   27,816   5,796,000
                                                     =======   ==========   ======   ==========   ======   =========
     Interest in proved developed reserves of
         unconsolidated affiliate - end of year(1)   192,569   13,022,000    2,640    1,674,000       --          --
                                                     =======   ==========   ======   ==========   ======   =========

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
          SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
                 OIL AND GAS RESERVES AND RELATED FINANCIAL DATA
                                   (unaudited)

(1) Represents Cheniere's proportional share, based on its 100% common stock ownership, of the proved reserves and proved developed reserves of Gryphon. Upon the conversion of Gryphon's preferred shares, such proportional share of Gryphon reserves would be reduced to 20.2%, or proved reserves of 42,451 Bbls and 3,528,536 Mcf and proved developed reserves of 38,899 Bbls and 2,630,444 Mcf at December 31, 2001. Such reserves were not considered in the Company's calculation of depreciation, depletion and amortization or the calculation of its ceiling test.

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

Standard Measure of Discounted Future Net Cash Flows

          The standardized measure of discounted future net cash flows was calculated by applying year-end prices, (adjusted for location and quality differentials) to estimated future production, less future expenditures (based on year-end costs) to be incurred in developing and producing the Company's proved reserves and the estimated effect of future income taxes based on the current tax law. The resulting future net cash flows were discounted using a rate of 10% per annum.

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

          The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is as follows:

                                                                              December 31,
                                                                ----------------------------------------
                                                                   2001           2000           1999
                                                                -----------   ------------   -----------
Future gross revenues                                           $ 8,076,063   $ 48,989,932   $13,651,636
Less - future costs:
      Production                                                 (2,570,550)    (5,853,817)   (2,050,892)
      Development                                                  (910,800)    (2,823,300)   (1,516,500)
      Income Taxes                                                       --     (7,947,748)           --
                                                                -----------   ------------   -----------
Future net cash flows                                             4,594,713     32,365,067    10,084,244
Less - 10% annual discount for estimated timing of cash flows    (1,671,812)   (11,747,065)   (2,514,115)
                                                                -----------   ------------   -----------
Standardized measure of discounted future net cash flows        $ 2,922,901   $ 20,618,002   $ 7,570,129
                                                                ===========   ============   ===========

         The following table summarizes the principal sources of change in the standardized measure of discounted future net cash flows:

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
          SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
                 OIL AND GAS RESERVES AND RELATED FINANCIAL DATA
                                   (unaudited)

                                                                            Year Ended December 31,
                                                                  ----------------------------------------
                                                                      2001          2000          1999
                                                                  ------------   -----------   -----------
Standardized measure - beginning of period                        $ 20,618,002   $ 7,570,129   $        --
     Sales of oil and gas produced, net of production costs         (1,952,390)   (4,931,795)   (1,485,196)
     Extensions, discoveries and other additions                            --     3,537,975     9,055,325
     Revisions to previous quantity estimates, timing and other       (675,047)   (2,349,930)           --
     Net changes in prices and production costs                    (21,242,047)   20,424,190            --
     Development costs incurred                                         99,800       673,136            --
     Changes in estimated development costs                         (1,556,205)           --            --
     Net changes in income taxes                                     5,062,716    (5,062,716)           --
     Accretion of discount                                           2,568,072       757,013            --
                                                                  ------------   -----------   -----------
Standardized measure - end of period                              $  2,922,901   $20,618,002   $ 7,570,129
                                                                  ============   ===========   ===========

Standardized measure - end of period - proportional interest in
     reserves of unconsolidated affiliate (1)                     $ 28,778,000   $ 9,138,920   $        --
                                                                  ============   ===========   ===========

Current prices at year-end, used in standardized measure
     Oil (per barrel)                                             $      19.00   $     29.72   $     25.47
     Gas (per mcf)                                                        2.61         10.71          2.34

(1) Represents Cheniere's proportional share, based on its 100% common stock ownership, of the standardized measure of Gryphon's proved oil and gas reserves. Such proportional share of Gryphon's standardized measure will be reduced to 20.2% upon the conversion of Gryphon's preferred shares, resulting in a decrease in Cheniere's proportional interest in the standardized measure of unconsolidated affiliate to $5,813,156 at December 31, 2001.

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


Quarterly Financial Data - (unaudited)

                                                    First        Second         Third        Fourth
                                                   Quarter       Quarter       Quarter       Quarter         Year
                                                  ----------   -----------   -----------   -----------   ------------
Year ended December 31, 2001:
     Revenues                                     $  971,656   $   774,832   $   395,540   $   230,604   $  2,372,632
     Ceiling Test Write-down                              --     2,159,645     2,966,603            --      5,126,248
     Gross profit (3)                                523,248    (1,904,100)   (2,972,576)      (64,258)    (4,417,686)
     Income (loss) from operations                  (502,374)   (3,200,636)   (4,130,150)     (876,489)    (8,709,649)
     Net income (loss) (2)                          (910,851)   (3,785,625)   (5,057,915)   (1,910,871)   (11,665,262)
     Net loss per share - basic and diluted (2)   $    (0.07)  $     (0.29)  $     (0.38)  $     (0.14)  $      (0.89)

Year ended December 31, 2000:
     Revenues (1)                                 $1,173,605   $ 1,731,078   $ 1,198,052   $ 1,217,697   $  5,320,432
     Gross profit (3)                                165,923       546,680       176,474       671,335      1,560,412
     Income (loss) from operations                  (311,086)      353,925       (86,036)     (335,050)      (378,247)
     Net income (loss)                              (302,377)      358,135       (81,131)     (755,607)      (780,980)
     Net loss per share - basic and diluted       $    (0.03)  $      0.03   $     (0.01)  $     (0.07)  $      (0.07)

     (1) Revenues for the first three quarters of 2000 have been revised by $230,000, $373,333 and $373,334 to present management fees as a reduction of general and administrative expenses instead of as revenues as reported in the quarterly financial statements. These reclassifications had no effect on net income.

     (2) Third quarter results in 2001 have been restated to reverse a $425,678 ($0.03 per share) gain on sale of unconsolidated affiliate stock.

     (3) Revenues less operating expenses other than general and administrative.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
                                    PART III

          In accordance with paragraph (3) of General Instruction G to form 10-K, Part III of this Report is omitted because the Company will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2001 a definitive proxy statement pursuant to Regulation 14A involving the election of directors, which proxy statement is incorporated herein by reference (with the exception of certain portions noted therein that are not so incorporated by reference).

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements, Schedules and Exhibits

(1) Financial Statements - Cheniere Energy, Inc. and Subsidiaries

Report of Independent Accountants.............................................35
Consolidated Balance Sheet....................................................36
Consolidated Statement of Operations..........................................37
Consolidated Statement of Stockholders' Equity................................38
Consolidated Statement of Cash Flows..........................................39
Notes to Consolidated Financial Statements....................................40
Supplemental Information to the Consolidated Financial Statements.............57

          The financial statements of Gryphon Exploration Company, for which Cheniere uses the equity method of accounting have been filed as part of this report on Form 10-K. (See Item 14 (d).)

(2) Financial Statement Schedules.

          All consolidated financial statement schedules have been omitted because they are not required, are not applicable, or the required information has been included elsewhere within this Form 10-K.

(3) Exhibits

Exhibit No     Description
----------     -----------

     3.1 Amended and Restated Certificate of Incorporation of Cheniere Energy, Inc. (Cheniere) (Incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-9092))
     3.2 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cheniere (Incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-9092))
     3.3 By-laws of Cheniere as amended through April 7, 1997 (Incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-9092))
     4.1 Specimen Common Stock Certificate of Cheniere (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 filed on August 27, 1996 (File No. 333-10905))

     10.1 Cheniere Energy, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.25 of the Quarterly on Form 10-Q for the quarter ended November 31, 1997 (File No. 0-9092))

     10.2 Master License Agreement dated June 9, 1999 between Fairfield Industries Incorporated and Cheniere. Certain information in this exhibit has been omitted and filed separately with the Commission. Confidential treatment has been requested with respect to the omitted portions. (Incorporated by reference to Exhibit 10.28 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-9092))
     10.3 Supplement Agreement No. 1 to Master License Agreement dated June 9, 1999 between Fairfield Industries Incorporated and Cheniere. Certain information in this exhibit has been omitted and filed separately with the Commission. Confidential treatment has been requested with respect to the omitted portions. (Incorporated by reference to Exhibit 10.29 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-9092))
     10.4 First Amendment to Cheniere Energy, Inc. 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10.26 of the Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-9092))
     10.5 Exploration Agreement dated as of March 31, 2000 between Cheniere and Samson Offshore Company. Certain information in this exhibit has been omitted and filed separately with the Commission. Confidential treatment has been requested with respect to the omitted portions. (Incorporated by reference to Exhibit 10.28 of the Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-9092))

     10.6 Seismic Data Purchase Agreement dated June 21, 2000 between Seitel Data and Cheniere. (Incorporated by reference to Exhibit
               10.39 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-9092))
     10.7 Contribution and Subscription Agreement dated October 11, 2000, by and among the Company, Gryphon Exploration Company and the other investors listed therein. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on October 20, 2000) (File No. 0-9092))
     10.8 Stockholders Agreement dated October 11, 2000. (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on October 20, 2000 (File No. 0-9092))
     10.9 Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Gryphon Exploration Company. (Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on October 20, 2000 (File No. 0-9092))
     10.10 Settlement and Purchase Agreement, dated effective as of June 14, 2001 by and between Cheniere Energy, Inc., CXY Corporation, Crest Energy, L.L.C., Crest Investment Company and Freeport LNG Terminal, LLC
     10.11 Stock Purchase Agreement by and between Gryphon Exploration Company and Cheniere Energy, Inc. dated March 19, 2002
     21.1 Subsidiaries of Cheniere Energy, Inc. (Incorporated by reference to Exhibit 21.1 of the Annual Report on Form 10-K filed on October 14, 1997 (File No. 0-9092))
     23.1      Consent of PricewaterhouseCoopers LLP

(b) Reports On Form 8-K - None.

(c) Not applicable.

(d) Gryphon Exploration Company Financial Statements, for which Cheniere uses the equity method of accounting, are filed as a part of this report beginning on page 67.

                                   SIGNATURES

Signatures

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CHENIERE ENERGY, INC.


                                           By: /s/ CHARLES M. REIMER
                                              ----------------------
                                           Charles M. Reimer
                                           President and Chief Executive Officer
                                           Date:  April 1, 2002

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Title                                    Date
---------                -----                                    ----


/s/ CHARIF SOUKI         Chairman of the Board                    April 1, 2002
----------------------   Director
Charif Souki


/s/ CHARLES M. REIMER    President and Chief Executive Officer    April 1, 2002
----------------------   Director (Principal Executive Officer)
Charles M. Reimer


/s/ WALTER L. WILLIAMS   Vice Chairman                            April 1, 2002
----------------------   Director
Walter L. Williams


/s/ DON A. TURKLESON     Vice President and Chief Financial       April 1, 2002
----------------------   Officer, Secretary and Treasurer
Don A. Turkleson         (Principal Financial and Accounting
                         Officer)


/s/ JONATHAN S. GROSS    Vice President-Exploration               April 1, 2002
----------------------
Jonathan S. Gross


/s/ NUNO BRANDOLINI      Director                                 April 1, 2002
----------------------
Nuno Brandolini


/s/ KEITH F. CARNEY      Director                                 April 1, 2002
----------------------
Keith F. Carney


/s/ PAUL J. HOENMANS     Director                                 April 1, 2002
----------------------
Paul J. Hoenmans


/s/ JOHN K. HOWIE        Director                                 April 1, 2002
----------------------
John K. Howie

                          INDEX TO FINANCIAL STATEMENTS

GRYPHON EXPLORATION COMPANY

          Report of Independent Accountants...................................67

          Balance Sheets......................................................68

          Statements of Income................................................69

          Statements of Stockholders' Equity..................................70

          Statements of Cash Flows............................................71

          Notes to Financial Statements.......................................72

                        Report of Independent Accountants

To the Board of Directors and Stockholders of Gryphon Exploration Company

In our opinion, the accompanying balance sheets and the related statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Gryphon Exploration Company at December 31, 2001 and 2000, and the results of its operations and its cash flows for the year ended December 31, 2001 and for the period from inception (October 11, 2000) through December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Houston, Texas

March 29, 2002

                           GRYPHON EXPLORATION COMPANY
                                 BALANCE SHEETS
               (dollars in thousands, except share related items)

                                                                             December 31,   December 31,
                                   ASSETS                                        2001           2000
                                   ------                                    ------------   ------------
CURRENT ASSETS
   Cash and Cash Equivalents                                                   $ 7,931        $13,952
   Restricted Cash Deposits                                                      1,751          7,172
   Receivables from Joint Interest Owners and Revenue Receivables                1,941          1,695
   Prepaid Expenses and Other                                                    3,241          1,223
                                                                               -------        -------
     Total Current Assets                                                       14,864         24,042

OIL AND GAS PROPERTIES, full cost method
   Proved Properties, net                                                       25,484          2,727
   Unproved Properties, not subject to amortization                             28,067         15,469
                                                                               -------        -------
     Total Oil and Gas Properties                                               53,551         18,196

NONCURRENT RESTRICTED CASH DEPOSITS                                                 --          2,608

FIXED ASSETS, net                                                                  616            651
                                                                               -------        -------

     Total Assets                                                              $69,031        $45,497
                                                                               =======        =======

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

CURRENT LIABILITIES
     Accounts Payable and Accrued Liabilities                                  $ 1,948        $ 3,953
     Advances from Joint Interest Owners                                           566          7,172
     Revenue Payable                                                             1,411             --
     Short-term Note Payable                                                     1,076             --
                                                                               -------        -------
       Total Current Liabilities                                                 5,001         11,125
                                                                               -------        -------

DEFERRED TAX LIABILITY                                                           1,182          1,184

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS' EQUITY
   Preferred Stock, $.01 par value
      Authorized: 500,000 shares; Issued and Outstanding:                            1             --
      55,000 shares in 2001 and 25,000 shares in 2000
   Common Stock, $.01 par value
      Authorized: 4,000,000 shares; Issued and Outstanding: 145,600 shares           1              1
   Additional Paid-in-Capital                                                   63,161         33,168
   Retained Earnings                                                               103             19
   Treasury Stock, 6,740 shares at Cost                                           (418)            --
                                                                               -------        -------

     Total Stockholders' Equity                                                 62,848         33,188
                                                                               -------        -------

     Total Liabilities and Stockholders' Equity                                $69,031        $45,497
                                                                               =======        =======

   The accompanying notes are an integral part of these financial statements.

                           GRYPHON EXPLORATION COMPANY
                              STATEMENTS OF INCOME
                             (dollars in thousands)

                                                                                        Inception
                                                                                   (October 11, 2000)
                                                                   Year ended            Through
                                                               December 31, 2001    December 31, 2000
                                                               -----------------   ------------------
Oil and Gas Revenue                                                   $2,382             $  --
                                                                      ------             -----
Operating Costs and Expenses
     Production Costs                                                    254                --
     Depreciation, Depletion and Amortization                          1,769               113
     General and Administrative Expenses                                 685               119
                                                                      ------             -----
          Total Operating Costs and Expenses                           2,708               232
                                                                      ------             -----

Loss from Operations Before Interest Income and Income Taxes            (326)             (232)

Interest Income                                                          408               261
                                                                      ------             -----

Income From Operations Before Income Taxes                                82                29

Income Tax Benefit/(Expense)                                               2               (10)
                                                                      ------             -----

Net Income                                                            $   84             $  19
                                                                      ======             =====

   The accompanying notes are an integral part of these financial statements.

                           GRYPHON EXPLORATION COMPANY
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                             (dollars in thousands)

                                Common Stock      Preferred Stock   Additional
                              -----------------   ---------------    Paid-In
                               Shares    Amount   Shares   Amount     Capital
                              --------   ------   ------   ------   ----------

Balance - Date of Inception
     (October 11, 2000)             --    $--         --    $--      $    --
Issuance of Common Stock       145,600      1         --     --        9,064
Issuance of Preferred Stock         --     --     25,000     --       25,000
Offering Costs                      --     --         --     --         (896)
Net Income                          --     --         --     --           --
                              --------    ---     ------    ---      -------
Balance - December 31, 2000    145,600      1     25,000     --       33,168
                              --------    ---     ------    ---      -------

Treasury Stock                  (6,740)    --         --     --           --
Issuance of Preferred Stock         --     --     30,000      1       29,999
Offering Costs                      --     --         --     --           (6)
Net Income                          --     --         --     --           --
                              --------    ---     ------    ---      -------
Balance - December 31, 2001    138,860    $ 1     55,000    $ 1      $63,161
                              ========    ===     ======    ===      =======

                                                       Total
                              Retained   Treasury   Stockholders'
                              Earnings    Stock        Equity
                              --------   --------   -------------
Balance - Date of Inception
     (October 11, 2000)        $ --       $  --       $     --
Issuance of Common Stock         --          --          9,065
Issuance of Preferred Stock      --          --         25,000
Offering Costs                   --          --           (896)
Net Income                       19          --             19
                               ----       -----       --------
Balance - December 31, 2000      19          --         33,188
                               ----       -----       --------

Treasury Stock                   --        (418)          (418)
Issuance of Preferred Stock      --          --         30,000
Offering Costs                   --          --             (6)
Net Income                       84          --             84
                               ----       -----       --------
Balance - December 31, 2001    $103       $(418)      $ 62,848
                               ====       =====       ========

   The accompanying notes are an integral part of these financial statements.

                           GRYPHON EXPLORATION COMPANY
                            STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                   Inception
                                                                               (October 11, 2000)
                                                              Year ended            Through
                                                           December 31, 2001    December 31, 2000
                                                           -----------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                 $     84              $     19
    Adjustments to Reconcile Net Income to
       Net Cash Provided by Operating Activities:
            Depreciation, Depletion and Amortization              1,769                   113
            Non-Cash Expense                                         --                    15
            Deferred Income Taxes                                    (2)                   10
                                                               --------              --------
                                                                  1,851                   156
       Changes in Operating Assets and Liabilities
            Restricted Cash Deposits                              5,421                (7,172)
            Accounts Receivable                                    (246)               (1,695)
            Prepaid Expenses                                     (3,084)                 (181)
            Accounts Payable                                     (6,123)               10,962
                                                               --------              --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              (2,181)                2,071
                                                               --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Oil and Gas Property Additions                              (36,599)               (9,546)
    Noncurrent Restricted Cash Deposits                           2,608                (2,608)
    Purchases of Fixed Assets                                      (513)                  (70)
                                                               --------              --------
NET CASH USED IN INVESTING ACTIVITIES                           (34,504)              (12,223)
                                                               --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of Preferred Stock                                      30,000                25,000
    Purchase of Treasury Stock                                     (418)                   --
    Offering Costs                                                   (6)                 (896)
    Proceeds from borrowings                                      1,804                    --
    Repayment of borrowings                                        (716)                   --
                                                               --------              --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        30,664                24,104
                                                               --------              --------

NET INCREASE (DECREASE) IN CASH                                  (6,021)               13,952

CASH - BEGINNING OF PERIOD                                       13,952                    --
                                                               --------              --------

CASH - END OF PERIOD                                           $  7,931              $ 13,952
                                                               ========              ========

   The accompanying notes are an integral part of these financial statements.

                          Gryphon Exploration Company
                         Notes to Financial Statements
              (dollars in thousands, except share related items)

NOTE 1-ORGANIZATION AND NATURE OF OPERATIONS

          Gryphon Exploration Company, a Delaware corporation, ("Gryphon" or the "Company") is a Houston-based company formed for the purpose of oil and gas exploration, development and exploitation. The Company is currently engaged in the exploration and production for oil and natural gas in the Gulf of Mexico. The Company began operations October 2000.

          On October 11, 2000 ("Inception"), Gryphon completed a transaction with Warburg, Pincus Equity Partners, L.P. and certain affiliates thereof, ("Warburg") a global private equity fund based in New York, and Cheniere Energy, Inc. ("Cheniere") to fund an exploration program based upon approximately 8,800 square miles of 3D seismic data in the Gulf of Mexico (the "Fairfield data set"). Cheniere contributed selected net assets in exchange for 100% of the common stock of Gryphon. Such assets include: the Fairfield data set, certain offshore leases, a prospect then being drilled, an exploration agreement with an industry partner (described in Note 4) and certain other assets and liabilities. The net assets received from Cheniere were recorded at their estimated fair value at the date of the transaction. Warburg contributed $25,000 and received Gryphon Series A preferred stock, with an 8% cumulative dividend (Series A preferred stock), and which are convertible into 63.2% of Gryphon's common stock. Cheniere and Warburg also agreed, under certain circumstances, to contribute an additional $75,000 to Gryphon, proportionate to their respective ownership interests.

          As further discussed in Note 6, in 2001, Warburg and certain employees of the Company contributed an additional $30,000 in exchange for 30,000 shares of Series A preferred stock.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          The financial statements include the accounts of Gryphon Exploration Company. As an independent oil and gas producer, the Company's revenue, profitability and future rate of growth are substantially dependent upon prevailing prices for natural gas, oil and condensate, which are dependent upon numerous factors beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The energy markets have historically been very volatile, and there can be no assurance that oil and gas prices will not be subject to wide fluctuations in the future. A substantial or extended decline in oil and gas prices could have a material adverse effect on the Company's financial position, results of operations, cash flows, access to capital, and on the quantities of oil and gas reserves that may be economically produced.

Oil and Gas Properties

          The Company follows the full cost method of accounting for its oil and gas properties. Under this method, all productive and non-productive exploration and development costs incurred in connection with the acquisition, exploration and development of oil and gas reserves are capitalized in separate cost centers for each country in which the Company has operations. Such capitalized costs include lease acquisition, geological and geophysical, and other exploration work, delay rentals, drilling, completing and equipping oil and gas wells, together with internal costs directly attributable to property acquisition, exploration and development activities. The Company will also capitalize interest costs related to unevaluated oil and gas properties. No interest costs were capitalized in 2001 or 2000.

          The costs of the Company's oil and gas properties, including the estimated future costs to develop proved reserves, are depreciated using a units-of-production rate based on estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. Unproved properties are assessed at least annually to determine whether any impairment has occurred. If the net capitalized costs of oil and gas properties in a cost center exceed an amount equal to the sum of the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves in the cost center and the costs of properties not being amortized, both adjusted for income tax effects, such excess is charged to expense. The Company's allocation of 3D seismic exploration costs to proved properties is based upon the capitalized costs of each data set divided by the estimated number of prospects projected to be developed from each respective data set. During 2001 and 2000, respectively, the Company allocated approximately $1,800 and $0 of seismic exploration cost, general and administrative, and other costs transferred by Cheniere at Inception, to the cost of proved properties based on this allocation method. It is

                          Gryphon Exploration Company
                         Notes to Financial Statements
               (dollars in thousands, except share related items)

reasonably possible, based on the results obtained from future drilling, that revisions to this estimate could occur within the next twelve months, which could affect the Company's capitalization ceiling.

          Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

Revenue Recognition

          Revenues from the sale of oil and gas produced are recognized upon passage of title, net of royalty interests. When sales volumes differ from the Company's entitled share, an overproduced or underproduced imbalance occurs. To the extent the overproduced imbalance exceeds the Company's share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. At December 31, 2001 and 2000, the Company had no gas imbalances.

Reimbursable expenses

          The Company performs administrative services on behalf of third parties in accordance with certain contractual arrangements. The Company was reimbursed $449 and $20 during 2001 and 2000, respectively, related to these services. These reimbursements are offset against general and administrative expenses of the Company.

Prepaid expenses

          Prepaid expenses at December 31, 2001 consist of prepaid insurance premiums of $1,850 and other prepaid expenses.

Fixed Assets

          Fixed assets are recorded at cost. Repairs and maintenance costs are charged to operations as incurred. Depreciation is computed using the straight-line method calculated to amortize the cost of assets over their estimated remaining useful lives, which are estimated as 9 to 36 months for software and computer equipment and 1 to 5 years for office furnishings. Leasehold improvements are amortized over five years. Upon retirement or other disposition of property and equipment, the cost and related depreciation is removed from the accounts and the resulting gains or losses are recorded.

Offering Costs

          Offering costs consist primarily of placement fees, professional fees and printing costs. These costs are charged against the related proceeds from the sale of equity securities in the periods in which they occur.

Income Taxes

          The Company utilizes the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are recorded against deferred tax assets when it is considered more likely than not that the deferred tax assets will not be utilized.

Stock-Based Compensation

          SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company grants options at or above the market price of its common stock at the date of each grant.

Cash Equivalents

          The Company classifies all investments with original maturities of three months or less as cash equivalents.

                          Gryphon Exploration Company
                         Notes to Financial Statements
               (dollars in thousands, except share related items)

Restricted Cash Deposits

          Current restricted cash deposits represent deposits reserved for the funding of contractual drilling costs on behalf of the Company and its working interest partners within one year. Noncurrent restricted cash deposits represent amounts advanced by the Company into escrow or deposit accounts related to its portion of drilling costs under contractual arrangements.

Fair Value of Financial Instruments

          The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and short-term debt approximate fair value because of the short maturities of those instruments.

Commodity Price Risk Management

          The Company produces and sells natural gas, crude oil and condensate. As a result, the Company's financial results can be significantly affected as these commodity prices fluctuate widely in response to changing market forces. In late 2001, the Company entered into three commodity hedging transactions with respect to its expected 2002 natural gas production. The purpose of these transactions was to utilize the derivative financial instruments to hedge against market price fluctuation for natural gas. The Company does not engage in speculative trading. The Company accounts for price risk management activities based upon the hedge accounting method provided they meet hedge accounting criteria. These accounting rules require that the Company determines the fair values of the instruments and reflect them in our financial statements at their fair values. These securities values are reflected as assets or liabilities and in accumulated other comprehensive income. An unrealized gain or loss is reclassified from accumulated other comprehensive income to revenues upon the physical delivery of the hedged commodity and the corresponding expiration of the hedge. These instruments are measured for correlation at both the inception of the contract and on an ongoing basis. If these instruments cease to meet the criteria for hedging accounting, any subsequent gains or losses are recognized in revenue. The fair value of derivatives outstanding as of December 31, 2001 was $0. All the derivative instruments outstanding as of December 31, 2001 expire in January - March, 2002. Total realized gain of $25 was recognized in February, 2002.

          In the future, the Company may enter into additional commodity price hedging contracts with respect to its oil and gas production. While the use of these hedging arrangements limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions.

Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. Changes in such estimates may affect amounts reported in future periods.

Reclassifications

          Certain reclassifications have been made to the 2000 financial statements to conform with the current year presentation.

New Accounting Pronouncements

          In July 2001, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", which requires that all business combinations be accounted for using the purchase method. In addition, this Statement requires that intangible assets be recognized as assets apart from goodwill if certain criteria are met. As the provisions of this Statement apply to all business combinations initiated after June 30, 2001, the Company will consider the impact of this statement for future combinations.

          In July 2001, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which established standards for reporting acquired goodwill and other intangible assets. This Statement accounts for goodwill based on the reporting units of the combined entity into which an acquired entity is integrated. In accordance with the statement, goodwill and indefinite lived intangible assets will not be amortized but will be tested for impairment at least annually at the reporting unit level, and the amortization period of intangible assets with finite lives will not be limited to forty

                          Gryphon Exploration Company
                         Notes to Financial Statements
               (dollars in thousands, except share related items)

years. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 on January 1, 2002; such adoption did not have an effect on the Company's results of operations or its financial position.

          In August 2001, the Financial Accounting Standard Board issued the Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations" (ARO), which requires that an asset retirement cost be capitalized as part of the cost of the related long-lived asset and allocated to expense by using a systematic and rational method. Under this Statement, an entity is not required to re-measure an ARO liability at fair value each period but is required to recognize changes in an ARO liability resulting from the passage of time and revisions in cash flow estimates. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company expects to adopt SFAS 143 on January 1, 2003. The Company has not yet determined the impact that the adoption of SFAS 143 will have on its earnings or statement of financial position.

In October 2001, the Financial Accounting Standard Board issued the Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". The Statement requires that long-lived assets that are to be disposed of by sale be measured at lower of book value or fair value less cost of sale. The Statement also expanded the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this Statement are effective for fiscal years beginning after December 15, 2001. The provisions of this Statement will impact any asset dispositions the Company makes after January 1, 2002.

Concentration of Credit Risk

          The Company maintains cash balances with a bank and frequently exceeds federally insured limits. The Company invests its cash in money market securities, investment grade commercial paper, and U.S. Government-backed securities. The Company's joint interest partners consist primarily of independent oil and gas producers. The Company's oil and gas production purchasers consist primarily of independent marketers and major gas pipeline companies. The Company performs credit evaluations of its customers' financial condition and, if deemed necessary, obtains letters of credit and parental guarantees from selected customers. The Company has not experienced any significant losses from uncollectible accounts. All of the Company's hedging transactions have been carried out in the over-the-counter market.

NOTE 3-FIXED ASSETS

          Fixed assets consisted of the following:

                                    December 31,
                                  ---------------
                                   2001     2000
                                  ------    -----

Computers and Office Equipment    $1,089    $ 597
Furniture, Fixtures and Other        188      167
                                  ------    -----
                                   1,277      764
Less Accumulated Depreciation       (661)    (113)
                                  ------    -----
Fixed Assets, net                 $  616    $ 651
                                  ======    =====

NOTE 4-EXPLORATION AGREEMENT

          The Company is party to an exploration agreement with an industry partner. Cheniere contributed this exploration agreement at Inception (See Note
1). Under the terms of the agreement, Gryphon's exploration partner acquired an option to participate at a 50% working interest level in any drilling prospect generated by Gryphon through August 2001 within a defined area of mutual interest in the Gulf of Mexico. During the term of the agreement, Gryphon received a management fee of $230 per month from its partner. In addition, for each well

                          Gryphon Exploration Company
                         Notes to Financial Statements
               (dollars in thousands, except share related items)

drilled, Gryphon's partner pays a disproportionate share of the cost of leasing and of the initial test well on each prospect. Gryphon is the operator of the drilling program. A portion of the management fee payments was credited as a recovery of general and administrative expenses and the remaining portion reduced capitalized G&A expenses. Management fees received by Gryphon in 2001 and 2000 totalled $1,120 and $617, respectively. Certain provisions of this agreement, including those related to management fees, expired August 2001. The Company intends to enter into one or more new industry partner agreements in 2002.

NOTE 5-INCOME TAXES

          The difference between the provision for income taxes and the amount that would be determined by applying the statutory federal income tax rate to the income or loss before income taxes is set forth below:

                                                                   Inception
                                                              (October 11, 2000)
                                             Year ended             Through
                                           December 31, 2001   December 31, 2000
                                           ----------------    -----------------
Federal Income Tax Expense at 34%              $ 28                  $ 10
Permanent Differences                            16                    --
Provision to Return Reconciliation              (46)                   --
                                               ----                  ----
 Income Tax Provision (Benefit)                $ (2)                 $ 10
                                               ====                  ====

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts used for income tax purposes. Deferred income taxes also reflect the net tax effects of net operating loss carryforwards. The tax effects of the Company's temporary differences and carryforwards are as follows:

                                              December 31,
                                           ------------------
                                             2001      2000
                                           -------    -------
Deferred tax assets:
   Net Operating Loss Carryforwards        $ 7,264    $   751

                                           -------    -------
   Total Deferred Tax Assets                 7,264        751

Deferred Tax Liabilities:
    Differences between Book and Tax
    Bases of Oil and Gas Properties,
    Plant and Equipment                     (8,446)    (1,935)

                                           -------    -------
                                           $(1,182)   $(1,184)
                                           =======    =======

          There was no current income tax provision for 2001 or 2000.

          The Company has determined that it is more likely than not that the deferred tax assets will be realized and a valuation allowance for such assets is not required.

          At December 31, 2001, the Company had net operating loss (NOL) carryforwards for tax reporting purposes of approximately $21,307. These NOL's will expire starting in 2020, if not utilized to reduce income taxes otherwise payable in future years. No income taxes were currently payable.

                          Gryphon Exploration Company
                         Notes to Financial Statements
               (dollars in thousands, except share related items)

          In 2000, the Company recorded a deferred tax liability of approximately $1,174 to account for the difference between the tax basis of assets contributed by Cheniere and the estimated fair value of those assets at the date of Inception.

NOTE 6-EQUITY TRANSACTIONS

          At December 31, 2001, the Company had 55,000 shares of Series A preferred stock issued and outstanding. The preferred stock is convertible at the option of the holder at a rate of $100 per share of common stock upon the occurrence of certain qualifying events. The preferred stock has voting rights as if converted. Each share has a liquidation preference of $1,000. Dividends accrue at a rate of 8% per annum, become payable quarterly as declared, and are cumulative and payable in the event of liquidation of the Company. At December 31, 2001 and 2000, there were $3,504 and $446, respectively, of undeclared dividends in arrears.

          During 2001, the Company issued three private placements of Series A preferred stock, each in the amount of $10,000, which closed on May 15, July 23, and November 19, 2001. As discussed in Note 1, Cheniere has a right to participate in offerings of Series A preferred stock by the Company. Cheniere elected not to participate in any of the Company's offerings during 2001. Based upon the conversion features of the Company's Series A preferred stock, the interests of the Company's holders of Series A preferred stock would represent 79.84%, and 63.20% on an as converted basis of the outstanding and issued Common Stock at December 31, 2001 and 2000, respectively.

          As further discussed in Note 8, in July 2001, the Company acquired a 3D seismic data set from Cheniere. In connection with that transaction, the Company repurchased 6,740 shares of Common Stock. These shares are included as treasury stock as of December 31, 2001. Pursuant to the terms of that transaction, Cheniere has a right until July 2002 to repurchase those shares.

          Based upon the foregoing transactions, Cheniere holds a 20.16% interest in the Company, calculated on a fully diluted basis as of December 31, 2001.

                          Gryphon Exploration Company
                         Notes to Financial Statements
               (dollars in thousands, except share related items)

NOTE 7-STOCK-BASED COMPENSATION

          In 2000, the Company established the Gryphon Exploration Company 2000 Stock Option Plan (the "Option Plan"). In 2001, the Option Plan was amended and restated. The Option Plan, as amended, allows for the issuance of options to purchase up to 186,493 shares of Gryphon common stock at an exercise price of $100 per share. The Company has reserved an equivalent number of shares of common stock for issuance upon the exercise of options which have been granted or which may be granted. The term of options granted under the Option Plan is generally ten years. Vesting occurs over a three-year period, one third on each anniversary of the grant date. The following table summarizes the Company's stock option activity and related information for the periods presented:

                                                                                              Inception
                                                                                         (October 11, 2000)
                                                                        Year ended             Through
                                                                     December 31, 2001   December 31, 2000
                                                                     -----------------   ------------------
Outstanding at Beginning of Period                                          39,400                  --
Options Granted at an Exercise Price of $100 per share                      42,722              39,750
Options Gorfeited                                                           (1,000)               (350)
                                                                         ---------           ---------
Outstanding at End of Period                                                81,122              39,400
                                                                         =========           =========
Exercisable at End of Period                                                13,483                  --
                                                                         =========           =========
Weighted Average Exercise Price of Options Outstanding                   $     100           $     100
                                                                         =========           =========
Weighted Average Exercise Price of Options Exercisable                   $     100             N/A 100
                                                                         =========           =========
Weighted Average Fair Value of Options Granted During the Period         $      --           $      --
                                                                         =========           =========
Weighted Average Remaining Contractual Life of Options Outstanding       9.3 years           9.8 years
Weighted Average Remaining Contractual Life of Options Exercisable       8.8 years                  --

          The fair value of options is calculated using the Black-Scholes option-pricing model. Assumptions used for 2001 and for the period from Inception through December 31, 2000 were: no dividend yield, no volatility, risk-free interest rate of 3.8% and 5.6%, respectively, and an expected average option life of 5 years. If the Company had adopted the recognition provisions of SFAS No. 123 for 2001 and 2000, the Company's financial statements would have not reflected a change in reported net income.

NOTE 8-RELATED PARTY TRANSACTIONS

          Under the terms of the Contribution and Subscription Agreement dated October 11, 2000 by and among the Company, Cheniere and the other investors listed therein, Gryphon provided office space to Cheniere at no cost from Inception through December 2000. Also, pursuant to that agreement, Cheniere provided accounting and cash management services to Gryphon without charge for six months following the closing date.

          Cheniere served as contract operator throughout 2000 for the well contributed to Gryphon on which drilling was underway at Inception. Cheniere received industry standard overhead reimbursements from all working interest owners, including Gryphon, in accordance with the terms of the joint interest operating agreement.

          In April 2001, Gryphon purchased from Cheniere a 50% working interest in a Texas offshore lease for cash consideration of $225, and simultaneously executed a joint operating agreement which provided that Gryphon would become the operator of the lease.

          In June 2001, Gryphon completed a transaction with Cheniere for the purchase of a license for 3D seismic data (the Seitel data set) granted to Cheniere by Seitel Data Ltd. As a result of this transaction, Gryphon acquired the rights to approximately 3,900 square miles of seismic data in the Gulf of Mexico for a total purchase price of $3,500 (See Note 11).

                          Gryphon Exploration Company
                         Notes to Financial Statements
               (dollars in thousands, except share related items)

          In July 2001, Gryphon purchased the right arising under an agreement between JEBCO and Cheniere whereby Cheniere was to receive a seismic data license (the JEBCO data set) to approximately 3,000 square miles of 3D seismic data in the Gulf of Mexico. As part of this transaction, Gryphon also acquired 6,740 shares of Gryphon common stock from Cheniere. The aggregate purchase price of $4,174 was allocated between seismic data and treasury stock based upon their relative fair values at date of the transaction. Pursuant to the terms of the transaction, Cheniere has a right to repurchase the acquired shares through May 2002.

NOTE 9-COMMITMENTS AND CONTINGENCIES

          The Company has entered into an office lease agreement with a non-cancelable term, which runs through March 2003. Future minimum lease payments are $235 and $59 for the years ended December 31, 2002 and 2003, respectively. Total rental expense for office space for 2001 and the period from Inception through December 31, 2000 was $285 and $57, respectively.

          At Inception, Gryphon acquired a master license agreement covering the license of approximately 8,800 square miles of 3-D seismic data in the Gulf of Mexico. In connection with the license agreement, the Company has made a commitment to reprocess certain of the seismic data and to pay a fee for such reprocessing as the reprocessed data are delivered. At December 31, 2001, the Company had met its commitments related to future deliveries of reprocessed data.

          In connection with the purchase from Cheniere of the JEBCO data set (see Note 8), the Company has an obligation to pay for the related seismic data once it has been delivered to the Company, and accepted by Cheniere. At December 31, 2001, the Company had a commitment of $597 related to future deliveries of data due under the JEBCO license.

          In February 2002, the Company received a copy of a lawsuit (the Fairfield litigation) styled Fairfield Industries Incorporated ("Fairfield") vs. Cheniere Energy, Inc. and Gryphon Exploration Company, which was filed in district court in Harris County, Texas. The lawsuit, is related to a seismic license agreement between the Fairfield and Cheniere, which was later assigned to Gryphon. In the lawsuit, Fairfield alleges that Cheniere and Gryphon conspired to defraud the plaintiff of certain transfer payments, which are owed by Cheniere in connection with the transfer to Gryphon of the initial seismic contributed at the time of its formation. In March 2002, Fairfield, Cheniere, and the Company settled this lawsuit (See Note 11).

                          Gryphon Exploration Company
                         Notes to Financial Statements
               (dollars in thousands, except share related items)

NOTE 10-SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS

          At Inception, the Company received a contribution of net assets which were recorded at their estimated fair value and which are summarized as follows:

                                          Estimated
 Item:                                    Fair Value
                                          ----------
Prepaid Expenses                           $ 1,042
Unproved Oil and Gas Properties              9,380
Fixed Assets                                   694
Accounts Payable                            (2,050)
                                           -------
Net Assets Contributed at Inception        $ 9,066
                                           =======

NOTE 11-SUBSEQUENT EVENTS

          In March 2002, the Company issued a cash call to its shareholders in the amount of $5,000. The Company expects to receive the proceeds from this cash call and to issue the related Series A preferred shares in April 2002.

          In March 2002, the Company, Fairfield, and Cheniere settled the Fairfield litigation (See Note 9). Pursuant to this settlement, the Company made a payment to Fairfield and committed to make certain additional payments if production rights are obtained by the Company or Cheniere in the area covered by the Fairfield data set. In addition, the Company and Cheniere agreed that the Company would become responsible for certain contingent payments associated with the Seitel data set. The maximum amount of the assumed liabilities associated with the Fairfield litigation and the contingent liabilities associated with the Seitel dataset is approximately $2,561 in the aggregate. As consideration for the Company's agreement to assume these contingent liabilities, Cheniere has transferred to Gryphon 51,400 shares of the Company's common stock which Cheniere held. Pursuant to this agreement, Cheniere has an option for one year from the date of the agreement to repurchase these shares from the Company at a cost equal to $50 per share subject to an escalation beginning four months after the date of the stock transfer.

                          Gryphon Exploration Company
                         Notes to Financial Statements
                                DECEMBER 31, 2001

SUPPLEMENTAL OIL AND GAS DISCLOSURES

          The following tables set forth information about the Company's oil and gas producing activities pursuant to the requirements of Statement of Financial Accounting Standards No. 69, "Disclosures About Oil and Gas Producing Activities" ("SFAS 69").

          Investments in oil and gas properties are set forth below:

                                               December 31,
                                           -------------------
                                             2001        2000
                                           --------    -------
Oil and Gas Properties:
        Proved                             $ 26,705    $ 2,727
        Unproved                             28,067     15,469
                                           --------    -------
                                             54,772     18,196
Less Accumulated Depreciation,
        Depletion and Amortization           (1,221)        --
                                           --------    -------
                                           $ 53,551    $18,196
                                           ========    =======

          As of December 31, 2001 and 2000, the Company's investment in oil and gas properties included $28,067 in unevaluated properties, which have been excluded from amortization. Such costs will be evaluated in future periods based on management's assessment of exploration activities, expiration dates of licenses, permits and concessions, changes in economic conditions and other factors.

          The Company began production of oil and gas in February 2001. The Company capitalized as oil and gas property costs approximately $2,023 and $98 of general and administrative expenses directly related to its exploration and development activities in 2001 and 2000, respectively.

          The Company has made a substantial investment in acquiring, processing and reprocessing three Gulf of Mexico data sets, which cover project areas having an aggregate size of 15,700 square miles. The costs of these projects become subject to amortization on a ratable basis as prospects are identified in each of the data set project areas.

          The Company commenced drilling exploratory wells in December 2000 related to its unproved properties in the area covered by the Fairfield data set and anticipates completing drilling activities sufficient to fully evaluate these properties within three to five years. As of December 31, 2001, the Company allocated part of the cost related to acquisition and processing of this database from unproved properties to proved properties as areas were evaluated.

          As discussed in Note 8, in 2001 the Company acquired licenses to the Seitel data set and the JEBCO data set covering separate Gulf of Mexico areas containing 3,800 and 3,000 square miles, respectively. The capitalized costs of these data sets will become subject to amortization on a ratable basis, as described above. No exploratory drilling related to these areas was commenced as of December 31, 2001.

                           Gryphon Exploration Company
                          Notes to Financial Statements
               (dollars in thousands, except share related items)

                                 Costs Incurred

          Costs incurred in oil and gas property acquisition, exploration, and development activities are set forth in the table below:

                                                                 Inception
                                                             (October 11, 2000)
                                          Year ended              Through
                                        December 31, 2001     December 31, 2000
                                        -----------------    ------------------
Acquisition of Properties:
     Proved Properties                       $   227             $    --
     Unproved Properties                      14,360               7,876
Exploration Costs                             12,430               2,018
Development Costs                              9,559                 729
                                             -------             -------
                                              36,576              10,623
Assets Contributed at Inception                   --               7,573
                                             -------             -------
         Total                               $36,576             $18,196
                                             =======             =======

          For the year ended December 31, 2001 depreciation, depletion and amortization of the capitalized costs of oil and gas properties was $1.52 per MCFE. Depreciation, depletion and amortization of oil and gas properties during the period from Inception to December 31, 2000 was $0.

Reserve Quantities (Unaudited)

          Estimates of proved reserves of the Company and the related standardized measure of discounted future net cash flow information are based on the reports generated by independent petroleum engineers in accordance with the rules and regulations of the Securities and Exchange Commission. The independent engineers' estimates were based upon a review of production histories and other geologic, economic, ownership and engineering data provided by the Company. These estimates represent the Company's interest in the reserves associated with its properties. All of the Company's oil and gas reserves are located within the United States and its territorial waters. The standardized measure amounts are based on year-end prices of $19.33 and $29.72 per barrel of oil and $2.63 and $10.60 per mcf of gas as of December 31, 2001 and 2000, respectively.

                           Gryphon Exploration Company
                          Notes to Financial Statements
               (dollars in thousands, except share related items)

The Company's estimates of its proved reserves and proved developed reserves of oil and gas, and the changes therein are as follows:

                                                                                     Inception
                                                         Year Ended          (October 11, 2000) through
                                                      December 31, 2001           December 31, 2000
                                                   ----------------------    --------------------------
                                                     Oil          Gas            Oil          Gas
                                                    (Bbls)       (Mcf)          (Bbls)       (Mcf)
                                                   --------    ----------       ------      --------
Proved Reserves:
     Beginning of Period                              2,640     1,674,000          --             --
     Revisions of Previous Estimates                   (845)   (1,268,000)         --             --
     Extensions, Discoveries and Other Additions    219,099    17,822,000       2,640      1,674,000
     Production                                     (10,743)     (760,000)         --             --
                                                   --------    ----------       -----      ---------
     End of Period                                  210,151    17,468,000       2,640      1,674,000
                                                   ========    ==========       =====      =========

Proved Developed Reserves:
     Beginning of Period                              2,640     1,674,000          --             --
     End of Period                                  192,569    13,022,000       2,640      1,674,000

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

Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

          The standardized measure of discounted future net cash flows was calculated by applying year-end prices to estimated future production, less future expenditures (based on year-end costs) to be incurred in developing and producing such proved reserves and the estimated effect of future income taxes based on the current tax law. Future income taxes were computed by applying the appropriate statutory income tax rate to the pretax future net cash flows, reduced by future tax deductions and net operating loss carryforwards. The resulting future net cash flows were discounted using a rate of 10% per annum.

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

                           Gryphon Exploration Company
                          Notes to Financial Statements
               (dollars in thousands, except share related items)

          The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is set forth in the following table:

                                                                  December 31,
                                                               -----------------
                                                                2001      2000
                                                               -------   -------
Future Gross Revenues                                          $49,949   $17,645
Less - Future Costs:
     Production                                                 (4,499)     (901)
     Development and Dismantlement                              (2,926)   (1,206)
                                                               -------   -------
Future Net Cash Clows before Income Taxes                       42,524    15,539
Less - 10% Annual Discount for Estimated Timing of Cash Flow    (9,956)   (2,472)
                                                               -------   -------
Present Value of Future net Cash Flows before Income Taxes      32,568    13,067
Less - Present Value of Future Income Taxes                     (3,790)   (3,928)
                                                               -------   -------
Standardized Measure of Discounted Future net Cash Flows       $28,778   $ 9,139
                                                               =======   =======

          The following table summarizes the principal sources of change in the standardized measure of discounted future net cash flows:

                                                                                           Inception
                                                                                      (October 11, 2000)
                                                                     Year ended             Through
                                                                  December 31, 2001    December 31, 2000
                                                                  -----------------   ------------------
Standardized Measure - Beginning of Period                            $  9,139              $   --
Increases (Decreases) -
     Sales, net of Production Costs                                     (2,128)                 --
     Net Change in Sales Prices, net of Production Costs               (11,258)                 --
     Extensions, Discoveries and Other Additions, net of Future
     Production and Development Costs                                   34,232               9,139
     Development Costs Incurred during the Period that
     Reduced Previously Estimated Development Cost                         735                  --
     Revisions of Quantity Estimates                                    (3,047)                 --
     Accretion of Discount                                                 975                  --
     Net Change in Income Taxes                                            138                  --
     Changes in Production Rates (timing) and Other                         (8)                 --
                                                                      --------              ------
Standardized Measure - End of Period                                  $ 28,778              $9,139
                                                                      ========              ======