Form 10-K/A
period 2001-12-31
CHENIERE ENERGY INC
filed 2002-04-24
CIK 3570

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

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

Items 10-13. (Incorporated by reference to Proxy Statement)................................................62

PART IV....................................................................................................62

SIGNATURES.................................................................................................66

Gryphon Exploration Company Audited Financial Statements...................................................67

                                     PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

General

          Cheniere Energy, Inc., a Delaware corporation, is a Houston-based company engaged in oil and gas exploration, development and exploitation and in the development of a liquefied natural gas (LNG) receiving terminal business. The LNG receiving terminal business consists of receiving deliveries of LNG from LNG ships, processing such LNG to return it to a gaseous state and delivering it to pipelines for transportation to purchasers. The terms Cheniere and the Company refer to Cheniere Energy, Inc. and its subsidiaries. The Company has historically focused on evaluating and generating drilling prospects using a regional and integrated approach with a large seismic database as a platform. The Company is currently focusing, and expects to continue to focus, its attention on the development of its LNG receiving terminal business. Cheniere's management expects that the Company's active interpretation of 3D seismic data and generation of prospects will continue, though its participation in the drilling of wells within the coming year or two will be accomplished through farmout arrangements and back-in interests (a reversionary interest reserved by Cheniere in oil and gas leases typically taking effect upon the happening of certain future events) whereby the capital costs are borne by industry partners.

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

          Cameron Project. In 1996, Cheniere entered into an exploration agreement with Zydeco Exploration, Inc. to acquire and process proprietary seismic data along the transition zone (the area approximately 3-5 miles on either side of the Gulf of Mexico shore line) in Cameron Parish, Louisiana, covering a 228-square-mile area (the Cameron Project). The 228-square-mile survey was acquired jointly by Cheniere and its industry partner, and initial processing was completed in 1997. Interpretation of the data yielded drilling prospects located onshore and in the state and federal waters of offshore Louisiana. Leasing activity occurred over identified prospects throughout these areas, and five prospects were drilled during 1999. Leasing over additional prospects began in 2000 and continues. In September 2001, Cheniere acquired for $500,000 all rights to the Cameron Project from the industry partner with whom it had jointly acquired the data in 1996 and 1997. Cheniere subsequently sold the seismic data to a seismic marketing company for $2,500,000 and a 50% share in licensing proceeds generated by the marketing company. Cheniere retains a license to all of the seismic data for use in its exploration program. See Exploration Programs.

          Offshore Louisiana Area. In an effort to provide continued access to high quality drilling prospects, the Company expanded beyond the Cameron Project and into the shallow waters of the Gulf of Mexico. In 1999,

Cheniere licensed 8,800 square miles of seismic data from Fairfield Industries (the Offshore Louisiana Area). The Company also made a commitment (estimated to be approximately $5,500,000 at the time) to fund the reprocessing of the entire 8,800-square-mile seismic database.

          On September 15, 2000 Cheniere entered into an agreement (the Gryphon Transaction) with Warburg, Pincus Equity Partners, L.P. (Warburg), a global private equity fund based in New York, to fund exploration and development in the Offshore Louisiana Area through a newly formed private corporation, Gryphon Exploration Company (Gryphon). The Company contributed to Gryphon: (i) the Company's license from Fairfield Industries to seismic data covering the Offshore Louisiana Area; (ii) the Company's interest in its Joint Exploration Agreement with Samson Offshore Company (Samson), (iii) certain offshore leases, including its Shark prospect on West Cameron Block 49, (iv) a producing well,
(v) certain prepaid expenses and (vi) furniture and fixtures, all in exchange for (i) the assumption by Gryphon of certain accounts payable and (ii) 100% of the common stock of the subsidiary and cash. Warburg invested $25,000,000 and received preferred stock, with an 8% accruing dividend, convertible into 63.2% of Gryphon's common stock. In the event Gryphon's board of directors approves a capital call and Gryphon delivers written notice of such capital call pursuant to the terms of the agreement. Cheniere and Warburg have an option, subject to certain customary conditions, to contribute to Gryphon their respective shares of an additional $75,000,000 investment. The Gryphon Transaction was consummated on October 11, 2000. See Investment in Gryphon Exploration Company.

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

Experience

          Cheniere has built a technical and management team that is experienced in the Gulf of Mexico and in various technical specialties required for its exploration program. The technical staff averages over 20 years of experience exploring for oil and gas in the Gulf Coast. The Company believes this experienced team allows it to be very productive in the generation and acquisition of prospects.

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

          Cheniere secured lease options on sites in Freeport, Texas and Brownsville, Texas and has a purchase option on a site in Sabine Pass, Texas.
In connection with Cheniere's acquisition of its option to lease the Freeport, Texas LNG receiving terminal site, Cheniere issued 500,000 shares of common stock valued at $1,150,000 or $2.30 per share, the closing price of the Company's common stock on the date of the transaction. Additionally, Cheniere has committed to issue 750,000 shares of its common stock to the seller of the lease option at such time as Cheniere receives a permit for the construction of an LNG receiving terminal on the site, and Cheniere will receive no additional consideration. Cheniere is also obligated to pay to the seller of the lease option an overriding royalty interest equal to approximately 10% of processing revenues from the LNG receiving terminals which Cheniere develops. Under the terms of the option to lease the Freeport site, the Company may exercise the option during the six-month period commencing on March 23, 2001, and such option is renewable for five additional six-month periods by paying additional consideration of $125,000 every six months commencing on September 23, 2001. Such option payments have been and will be applied toward lease rentals upon the execution of a long-term lease.

          In connection with Cheniere's acquisition of its option to lease the Brownsville, Texas LNG terminal site, Cheniere paid $33,600 for a one-year option commencing in July 2001. Such option is renewable for two additional one-year periods for additional consideration of $33,600 per year.

          Cheniere obtained a one-year purchase option to acquire the LNG terminal site in Sabine Pass, Texas, commencing in November 2001, in exchange for initial consideration of $200,000, of which $75,000 was paid in cash at closing and $125,000 is due six months from closing provided that such option is not terminated at an earlier date. The purchase option is renewable by Cheniere for up to five additional years for additional consideration equal to $200,000 per year for the years commencing November 2002 and 2003 and $400,000 for each of the remaining three years.

          Initially, Cheniere plans to permit the Freeport site with average annual capacity of 365 Bcf of gas per year. Cheniere has commenced development of its Freeport, Texas site, including (i) completing a feasibility study, (ii) initiating the preparation of forms and collection of information for the permitting and Federal Energy Regulatory Commission related filings, (iii) meeting with local agencies and planners and (iv) conducting preliminary discussions concerning the financing of the project. In order to exploit the opportunity to develop an LNG receiving terminal, Cheniere will need to obtain additional equity or debt financing. Cheniere has executed non-binding Memoranda of Understanding (MOUs) for the sale of 450 MMcf per day of natural gas from the proposed terminal and is pursuing discussions with other consumers of natural gas to arrange for additional gas sales through the terminal. Cheniere has also held discussions with several LNG suppliers. Assuming prompt regulatory approvals and adequate financing, and subject to all of the risks inherent in a new venture of this type as described under the "Forward Looking Statements and Risk Factors" herein, construction of the first terminal could commence as early as 2003 with LNG being imported at the beginning of 2006. However, there can be no assurance whether or when such regulatory approvals and financing may be obtained. See Forward Looking Statements and Risk Factors.

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

Cameron Project Seismic Exploration Program

          Under the terms of an exploration agreement with an industry partner covering the Cameron Project, Cheniere paid for certain seismic costs in the amount of approximately $16,500,000 and acquired ownership of seismic data covering the Cameron Project, among other interests that have subsequently expired or terminated. After the termination of the exploration agreement, Cheniere sold the seismic data to a seismic marketing company for $2,500,000 and a 50% share in licensing proceeds generated by the marketing company. Cheniere also retained a license to all of the seismic data for use in its exploration program.

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

          Cheniere's exploration team generated ten prospects during 2001 and sold interests in eight of the prospects to industry partners, retaining various overriding royalty interests and working interests ranging from an overriding royalty interest (a share of the hydrocarbons produced from an oil and gas property, free of the expenses of production) of less than 1% to a carried working interest (an agreement whereby Cheniere retains an interest in a well but bears none or only a portion of the cost of drilling the initial well) of approximately 24%. Cheniere expects that the prospects will be drilled by its industry partners during 2002, but Cheniere does not serve as operator of the wells and does not control the timing of such drilling activities.

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

          Cheniere depends on its executive officers for various activities. The Company does not maintain key person life insurance policies on any of its personnel. The loss of the services of any of these individuals could seriously harm the Company. Although Cheniere has agreements relating to compensation and benefits with certain of its executive officers, Cheniere does not have any employment contracts or other agreements with key personnel binding them to provide services for any particular term. In addition, the Company's future success will depend in part on its ability to attract and retain additional qualified personnel. Cheniere currently has 12 full-time employees.

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

          In May 2001, as compensation for assistance in the Company's listing on The American Stock Exchange, Cheniere issued to a consultant warrants to purchase 50,000 shares of common stock at an exercise price of $3.00 per share, exercisable on or before April 30, 2005. The issuance was made to one consultant without any advertising or solicitation. This issuance was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

          In June 2001, Cheniere issued 500,000 shares of common stock to Crest Financial Ltd. in exchange for 100% ownership of Freeport LNG Terminal, LLC, whose sole asset was a lease option on an LNG receiving terminal site in Freeport, Texas. The stock was valued at the closing market price on the date of the transaction, $2.30 per share, for an aggregate transaction value of $1,150,000. The stock was issued as part of the consideration pursuant to an agreement resolving certain disputes between Crest Financial Ltd. and Cheniere. Based on the fact that the issuance was made to a single person without any advertisement or solicitation, this issuance was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

          In connection with Cheniere's acquisition of its option to lease the Brownsville, Texas LNG terminal site, Cheniere paid $33,600 for a one-year option commencing in July 2001. Such option is renewable for two additional one-year periods for additional consideration of $33,600 per year.

          Cheniere obtained a one-year purchase option to acquire the LNG terminal site in Sabine Pass, Texas, commencing in November 2001, in exchange for initial consideration of $200,000, of which $75,000 was paid in cash at closing and $125,000 is due six months from closing provided that such option is not terminated at an earlier date. The purchase option is renewable by Cheniere for up to five additional years for additional consideration equal to $200,000 per year for the years commencing November 2002 and 2003 and $400,000 for each of the remaining three years.

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

(3) Exhibits

Exhibit No     Description
----------     -----------

     3.1 Amended and Restated Certificate of Incorporation of Cheniere Energy, Inc. (Cheniere) (Incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-9092) filed on August 16, 1999)
     3.2 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cheniere (Incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-9092) filed on
               August 16, 1999)
     3.3 By-laws of Cheniere as amended through April 7, 1997 (Incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-9092)filed on March 29, 1999)
     4.1 Specimen Common Stock Certificate of Cheniere (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 filed on August 27, 1996 (File No. 333-10905) filed on January 14, 1998)

     10.1 Cheniere Energy, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.25 of the Quarterly on Form 10-Q for the quarter ended November 30, 1997 (File No. 0-9092) filed on January 14, 1998)

     10.2 Master License Agreement dated June 9, 1999 between Fairfield Industries Incorporated and Cheniere. Certain information in this exhibit has been omitted and filed separately with the Commission. Confidential treatment has been requested with respect to the omitted portions. (Incorporated by reference to
               Exhibit 10.28 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-9092) filed on August 16,
               1999)
     10.3 Supplement Agreement No. 1 to Master License Agreement dated June 9, 1999 between Fairfield Industries Incorporated and Cheniere. Certain information in this exhibit has been omitted and filed separately with the Commission. Confidential treatment has been requested with respect to the omitted portions. (Incorporated by reference to Exhibit 10.29 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 0-9092) filed on August 16, 1999))
     10.4 First Amendment to Cheniere Energy, Inc. 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10.26 of the Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-9092) filed on March 29, 2000)
     10.5 Exploration Agreement dated as of March 31, 2000 between Cheniere and Samson Offshore Company. Certain information in this exhibit has been omitted and filed separately with the Commission. Confidential treatment has been requested with respect to the omitted portions. (Incorporated by reference to Exhibit 10.28 of the Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-9092) filed on March 29, 2000)

     10.6 Seismic Data Purchase Agreement dated June 21, 2000 between Seitel Data and Cheniere. (Incorporated by reference to Exhibit
               10.39 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-9092) filed on August 11, 2000)
     10.7 Contribution and Subscription Agreement dated October 11, 2000, by and among the Company, Gryphon Exploration Company and the other investors listed therein. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on October 20, 2000) (File No. 0-9092))
     10.8 Stockholders Agreement dated October 11, 2000. (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on October 20, 2000 (File No. 0-9092))
     10.9 Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Gryphon Exploration Company. (Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on October 20, 2000 (File No. 0-9092))
     10.10 Settlement and Purchase Agreement, dated effective as of June 14, 2001 by and between Cheniere Energy, Inc., CXY Corporation, Crest Energy, L.L.C., Crest Investment Company and Freeport LNG Terminal, LLC (Incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-16383) filed on April 1, 2002)
     10.11 Stock Purchase Agreement by and between Gryphon Exploration Company and Cheniere Energy, Inc. dated March 19, 2002 (Incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-16383) filed on April 1, 2002)
     21.1 Subsidiaries of Cheniere Energy, Inc. (Incorporated by reference to Exhibit 21.1 of the Annual Report on Form 10-K for the fiscal year ended August 31, 1997 filed on October 14, 1997 (File No. 0-9092))
     23.1      Consent of PricewaterhouseCoopers LLP

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

                                           CHENIERE ENERGY, INC.


                                           By: /s/ CHARLES M. REIMER
                                              ----------------------
                                           Charles M. Reimer
                                           President and Chief Executive Officer
                                           Date:  April 23, 2002

                          INDEX TO FINANCIAL STATEMENTS

GRYPHON EXPLORATION COMPANY

          Report of Independent Accountants...................................68

          Balance Sheets......................................................69

          Statements of Income................................................70

          Statements of Stockholders' Equity..................................71

          Statements of Cash Flows............................................72

          Notes to Financial Statements.......................................73

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

          In March 2002, the Company, Fairfield, and Cheniere settled the Fairfield litigation (See Note 9). Pursuant to this settlement, the Company made a payment to Fairfield and committed to make certain additional payments if production rights are obtained by the Company or Cheniere in the area covered by the Fairfield data set. In addition, the Company and Cheniere agreed that the Company would become responsible for certain contingent payments associated with the Seitel data set. The maximum amount of the assumed liabilities associated with the Fairfield litigation and the contingent liabilities associated with the Seitel dataset is approximately $2,561 in the aggregate. As consideration for the Company's agreement to assume these contingent liabilities, Cheniere has transferred to Gryphon 51,400 shares of the Company's common stock which Cheniere held. Pursuant to this agreement, Cheniere has an option valid for one year from the date of the agreement to repurchase these shares from the Company at a cost equal to $50 per share subject to escalation beginning four months after the date of the stock transfer.

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