Form 10-Q/A
period 2001-09-30
CHENIERE ENERGY INC
filed 2002-05-14
CIK 3570

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

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

                           COMMISSION FILE NO. 1-16383

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

The Company is restating its consolidated financial statements for the three and nine months ended September 30, 2001, to remove the gain on sale of unconsolidated affiliate stock of $425,678 related to the sale of a seismic license and unconsolidated affiliate stock and to adjust the fair value of the stock used in allocating sales proceeds between the investment account and oil and gas property costs.

                              CHENIERE ENERGY, INC.

                              INDEX TO FORM 10-Q/A

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

     Item 2. Changes in Securities and Use of Proceeds...................... 17

     Item 6. Exhibits and Reports on Form 8-K............................... 17

SIGNATURES.................................................................. 18

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                                                            September 30,      December 31,
                                                                                2001              2000
                                                                            -------------      ------------
                                                                             (Unaudited)

                                                                              Restated
                                                                            (See Note 8)
                    ASSETS
CURRENT ASSETS
 Cash                                                                       $    927,644       $  1,888,562
 Accounts Receivable                                                             994,274            851,706
 Prepaid Expenses                                                                224,765             98,532
                                                                            ------------       ------------
  Total Current Assets                                                         2,146,683         2,838,800

OIL AND GAS PROPERTIES, full cost method
 Proved Properties, net                                                        2,074,934          6,727,613
 Unproved Properties, not subject to amortization                             17,182,883         18,253,731
                                                                            ------------       ------------
  Total Oil and Gas Properties                                                19,257,817         24,981,344

LNG SITE COSTS                                                                 1,275,000                  -

FIXED ASSETS, net                                                                416,868            206,204

INVESTMENT IN UNCONSOLIDATED AFFILIATE                                         4,534,478          6,639,270
                                                                            ------------       ------------
  Total Assets                                                              $ 27,630,846       $ 34,665,618
                                                                            ============       ============

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts Payable                                                           $  2,222,509       $  1,472,293
 Accrued Liabilities                                                             365,191            132,117
                                                                            ------------       ------------
  Total Current Liabilities                                                    2,587,700          1,604,410

STOCKHOLDERS' EQUITY
 Preferred Stock, $.0001 par value
  Authorized: 5,000,000 shares
  Issued and Outstanding: none                                                         -                  -
 Common Stock, $.003 par value
  Authorized: 40,000,000 shares at September 30, 2001
  and 120,000,000 shares at December 31, 2000
  Issued and Outstanding: 13,297,393 shares at September 30, 2001
  and 12,547,393 shares at December 31, 2000                                      39,892             37,642
 Additional Paid-in-Capital                                                   41,116,868         39,382,789
 Accumulated Deficit                                                         (16,113,614)        (6,359,223)
                                                                            ------------       ------------
  Total Stockholders' Equity                                                  25,043,146         33,061,208
                                                                            ------------       ------------
  Total Liabilities and Stockholders' Equity                                $ 27,630,846       $ 34,665,618
                                                                            ============       ============


   The accompanying notes are an integral part of these financial statements.

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)


                                                                          Three Months Ended              Nine Months Ended
                                                                             September 30,                   September 30,
                                                                       --------------------------     --------------------------
                                                                           2001           2000             2001         2000
                                                                       -------------  -----------     -------------  -----------
                                                                         Restated                        Restated
                                                                       (See Note 8)                    (See Note 8)
Revenues
  Oil and Gas Sales                                                    $   395,540    $ 1,198,052      $ 2,142,028    $ 4,102,735
                                                                       -----------    -----------      -----------    -----------
    Total Revenues                                                         395,540      1,198,052        2,142,028      4,102,735
                                                                       -----------    -----------      -----------    -----------
Operating Costs and Expenses

  Production Costs                                                          68,943        120,494          276,006        316,227
  Depreciation, Depletion and Amortization                                 332,570        901,084        1,093,202      2,897,431
  Ceiling Test Write-down                                                2,966,603              -        5,126,248              -
  General and Administrative Expenses                                    1,157,574        262,510        3,479,732        932,274
                                                                       -----------    -----------      -----------    -----------
    Total Operating Costs and Expenses                                   4,525,690      1,284,088        9,975,188      4,145,932
                                                                       -----------    -----------      -----------    -----------
Loss from Operations Before Interest and Income Taxes
  and Equity in Net Loss of Unconsolidated Affiliate                    (4,130,150)       (86,036)      (7,833,160)       (43,197)
Interest Income                                                              1,717          4,905           15,681         17,824
Provision for Income Taxes                                                       -              -                -              -
Equity in Net Loss of Unconsolidated Affiliate                            (929,482)             -       (1,936,912)             -
                                                                       -----------    -----------      -----------    -----------
Net Loss                                                               $(5,057,915)   $   (81,131)     $(9,754,391)   $   (25,373)
                                                                       ===========    ===========      ===========    ===========
Net Loss Per Share - Basic and Diluted                                 $     (0.38)   $     (0.01)     $     (0.75)   $     (0.00)
                                                                       ===========    ===========      ===========    ===========
Weighted Average Number of Shares Outstanding - Basic and Diluted       13,297,393     10,763,697       12,946,917    $10,572,610
                                                                       ===========    ===========      ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                   (Unaudited)


                                             Common Stock             Additional                              Total
                                       ------------------------        Paid-In          Accumulated         Stockholders'
                                         Shares         Amount         Capital            Deficit             Equity
                                       ----------      --------      ------------      --------------      -------------
Balance - December 31, 1999            10,053,118      $ 30,159      $ 33,293,822      $  (5,578,243)      $ 27,745,738
Equity Issuances                          944,275         2,833         2,603,667                  -          2,606,500
Issuance of Warrants to
  Purchase Common Stock                         -             -           528,000                  -            528,000
Expenses Related to Offerings                   -             -          (189,546)                 -           (189,546)
Net Loss                                        -             -                 -            (25,373)           (25,373)
                                       ----------      --------      ------------      -------------       ------------
Balance - September 30,  2000          10,997,393      $ 32,992      $ 36,235,943      $  (5,603,616)      $ 30,665,319
                                       ==========      ========      ============      =============       ============
Balance - December 31, 2000            12,547,393      $ 37,642      $ 39,382,789      $  (6,359,223)      $ 33,061,208
Equity Issuances                          750,000         2,250         1,647,750                  -          1,650,000
Issuance of Warrants to
  Purchase Common Stock                         -             -            93,000                  -             93,000
Expenses Related to Offerings                   -             -            (6,671)                 -             (6,671)
Net Loss (Restated - See Note 8)                -             -                 -         (9,754,391)        (9,754,391)
                                       ----------      --------      ------------      -------------       ------------
Balance - September 30, 2001           13,297,393      $ 39,892      $ 41,116,868      $ (16,113,614)      $ 25,043,146
  (Restated - See Note 8)              ==========      ========      ============      =============       ============


   The accompanying notes are an integral part of these financial statements.

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                              -----------------------------
                                                                                  2001            2000
                                                                              -------------    ------------
                                                                                Restated
                                                                              (See Note 8)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                                      $(9,754,391)    $   (25,373)
  Adjustment to Reconcile Net Loss to
    Net Cash Provided by (Used in) Operating Activities:
      Depreciation, Depletion and Amortization                                   1,093,202       2,897,431
      Ceiling Test Write-down                                                    5,126,248             -
      Non-Cash Expense                                                             273,000         100,000
      Equity in Net Loss of Unconsolidated Affiliate                             1,936,912             -
                                                                               -----------     -----------
                                                                                (1,325,029)      2,972,058
  Changes in Operating Assets and Liabilities

      Accounts Receivable                                                          608,313          91,116
      Prepaid Expenses                                                            (135,833)        (37,993)
      Accounts Payable and Accrued Liabilities                                    (240,471)      2,561,297
                                                                               -----------     -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                             (1,093,020)      5,586,478
                                                                               -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of Fixed Assets                                                       (355,338)       (275,286)
  Oil and Gas Property Additions                                                (2,734,086)     (5,486,324)
  Advance Proceeds from Sale of Oil and Gas Properties                                 -         2,000,000
  Sale of Oil and Gas Seismic Data                                               2,853,197             -
  LNG Site Costs                                                                  (125,000)            -
                                                                               -----------     -----------
NET CASH USED IN INVESTING ACTIVITIES                                             (361,227)     (3,761,610)
                                                                               -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Issuance of Notes Payable                                              -         2,605,000
  Repayment of Notes Payable                                                           -        (5,020,699)
  Sale of Common Stock                                                             500,000       2,056,500
  Offering Costs                                                                    (6,671)       (189,546)
  Debt Issuance Costs                                                                  -           124,257
                                                                               -----------     -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                493,329        (424,488)
                                                                               -----------     -----------
NET INCREASE/(DECREASE) IN CASH                                                   (960,918)      1,400,380

CASH - BEGINNING OF PERIOD                                                       1,888,562       1,175,950
                                                                               -----------     -----------
CASH - END OF PERIOD                                                           $   927,644     $ 2,576,330
                                                                               ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Cheniere Energy, Inc. (Cheniere or the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included.

For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as amended. Interim results are not necessarily indicative of results to be expected for the full fiscal year ended December 31, 2001. Certain reclassifications have been made to conform prior period amounts to the current period presentation. These reclassifications have no effect on net income/(loss) or stockholders' equity.

In early July, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. The standards revise accounting for business combinations by:

         . prohibiting the pooling of interest method of accounting and requiring the purchase method of accounting to be used on all business combinations initiated after June 30, 2001;

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

The FASB also issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement significantly changes the method of accruing for costs associated with the retirement of fixed assets (e.g., oil and gas production facilities) for which an entity is legally obligated to incur. We will be further evaluating the impact and timing of implementation of SFAS No. 143. Implementation of this standard is required no later than January 1, 2003, with earlier adoption encouraged.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which clarified certain implementation issues arising from SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. This standard is effective January 1, 2002, and the Company is currently assessing its impact.

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

On June 14, 2001, the Company issued 500,000 shares of common stock to acquire a 3-year lease option on a potential site for a liquefied natural gas (LNG) receiving terminal in Freeport, Texas. In connection with the transaction, Cheniere is obligated to issue an additional 750,000 shares of common stock when it completes the permitting process and an LNG site is ready for construction to commence. The 500,000 shares issued in June were valued at $1,150,000, or $2.30 per share, the closing market price of the Company's common stock on the date of the transaction. Under the terms of the lease option, the Company is obligated to make semi-annual payments of $125,000 commencing in September 2001 and continuing throughout the 3-year term of the lease option. Such option payments will be applied toward lease rentals upon execution of a long-term lease.

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4 - INVESTMENT IN UNCONSOLIDATED AFFILIATE

Cheniere accounts for its investment in Gryphon Exploration Company (Gryphon) using the equity method of accounting. Cheniere does not exercise control over Gryphon but exercises significant influence through board participation. Cheniere presently owns 100% of the outstanding common stock of Gryphon. At such time as Gryphon's preferred shares are converted to common shares, Cheniere's equity interest in Gryphon's earnings (losses) will be calculated using the Company's percentage ownership of common shares on a converted basis, which percentage is 23.6% as of November 7, 2001. Gryphon was formed on October 11, 2000. Results of Gryphon's operations for the three months and nine months ended September 30, 2001 are summarized as follows:



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

In connection with the seismic license contributed to Gryphon upon its formation, Cheniere entered into an agreement with the third party issuer of the license. The agreement provides that Cheniere will pay a transfer fee to the third party in an aggregate amount of up to $2,500,000. Such transfer fee is contingent upon Gryphon's completion of up to ten successful wells during the license period and within the license area. Upon Gryphon's completion of such a well, an amount of $250,000 is payable by Cheniere one month after production commences. If such amount is not paid at the end of the one-month period, it will bear interest of 18% from such date until paid. Any transfer fees payable will be recorded as additions to Cheniere's investment in Gryphon. The first amount became payable in October 2001.

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

In July 2001, Cheniere sold to Gryphon one of its two licenses to certain 3D seismic data covering an additional 3,000 square miles. Gryphon agreed to pay Cheniere's accounts payable of $1.3 million and the remaining commitment of $2.9 million related to the reprocessing of the data. In connection with the transaction, Cheniere also transferred to Gryphon 6,740 shares of Gryphon common stock, valued at approximately $418,000, or $62 per share, based on the fair market value of the Gryphon common stock which considered the fair value of such stock at the formation of Gryphon and any significant changes in Gryphon's operations or market conditions. The proceeds at closing of $1.3 million were accounted for, after giving effect to the restatement described in Note 8, as a reduction to the carrying amount of Cheniere's investment in Gryphon ($418,000) and unproved oil and gas properties ($882,000). Cheniere retains one license to the seismic data. At September 30, 2001, Cheniere has included $750,880 in accounts receivable and in accounts payable related to reprocessing charges which are to be paid by Gryphon.

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

NOTE 8 - THIRD QUARTER 2001 RESTATEMENT

The Company is restating its consolidated financial statements for the three and nine months ended September 30, 2001 to record the amount previously reported as a gain on sale of unconsolidated affiliate stock of $425,678, as reductions to the basis of the Company's investment in Gryphon and to oil and gas properties (See Note 6). The Company is also adjusting the fair value of the stock used in allocating the sales proceeds between the investment account and oil and gas properties. The effect of this restatement on the significant line items affected is as follows:


                                         Three months                            Nine Months
                                 -----------------------------            ---------------------------
                                  As Reported      As Restated            As Reported     As Restated
                                 -------------    ------------            ------------   ------------
Net Loss                         $(4,632,237)     $(5,057,915)            $(9,328,713)    $(9,754,391)
Net Loss per share               $     (0.35)     $     (0.38)            $     (0.72)    $     (0.75)

                                       September 30, 2001
                                 -----------------------------
                                  As Reported      As Restated
                                 -------------    ------------
Oil and Gas Properties           $19,513,958      $19,257,817
Investment in
   Unconsolidated Affiliate      $ 4,704,015      $ 4,534,478

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's unaudited consolidated financial statements and notes thereto relate to the three-month and nine-month periods ended September 30, 2001 and 2000. These statements, the notes thereto and the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as amended, contain detailed information that should be referred to in conjunction with the following discussion.

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


RESULTS OF OPERATIONS

COMPARISON OF THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000 - The Company's operating results for the three months ended September 30, 2001 reflect a loss of $5,057,915, or $0.38 per share (basic and fully diluted), compared to a loss of $81,131, or $0.01 per share (basic and fully diluted) a year earlier. The most significant factor in Cheniere's loss for the current quarter is a non-cash ceiling test write-down of $2,966,603.

In the three months ended September 30, 2001, Cheniere recorded oil and gas revenues of $395,540 compared to $1,198,052 a year earlier. The decrease in revenues related to a decline in production from 280,106 million cubic feet equivalents (Mcfe) for the 2001 third quarter to 143,167 Mcfe for the same period in 2001 and a decrease in product prices from $4.56 to $2.92 per Mcfe of gas. The decrease in production reflects depletion of the zones currently producing in the Company's two wells. Production costs totaled $68,943 for the third quarter of 2001 and $120,494 for the respective 2000 quarter, with such decrease relating primarily to the effect of lower production rates on severance taxes.

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

General and administrative (G&A) expenses, net of recoveries and amounts capitalized, were $1,157,574 and $262,510 in the third quarters of 2001 and 2000, respectively. Total G&A expenses increased by $249,730 to $1,344,574 from the total of $1,094,844 a year earlier. Legal and professional fees increased by $243,129 to $340,316 in the third quarter of 2001 principally related to the Company's project to develop an LNG receiving terminal business and the acquisition of sites for such terminals in 2001. Consulting expenses increased by $243,449 to $315,629, also related to the LNG project. Salaries and benefits decreased by $287,973 to $363,228 in 2001 due to fewer employees as a result of the formation of, and transfer of certain employees to, Gryphon in October 2000. Cheniere capitalized $187,000 of G&A expenses to oil and gas property costs in the third quarter of 2001 compared to $459,000 during the same period of 2000, the change being a direct result of the reduced number of Cheniere's exploration staff following the formation of Gryphon in October 2000. Finally, Cheniere received no management fees in 2001, compared to $373,333 which served to offset G&A expenses in the 2000 quarter.

Cheniere accounts for its investment in Gryphon using the equity method of accounting. Cheniere does not exercise control over Gryphon but exercises significant influence through board participation. Cheniere's equity interest in Gryphon's operating results for the three months ended September 30, 2001 was a loss of $929,482 during the same period of 2000, calculated by applying Cheniere's 100% common stock ownership interest to Gryphon's net loss of $46,074 and reducing such result for Gryphon's preferred dividends earned but undeclared for the quarter of $883,408. At such time as Gryphon's preferred shares are converted to common shares, Cheniere's equity interest in Gryphon's earnings (losses) will be calculated using its percentage ownership of common shares on an as-converted basis, which percentage is 23.6% as of November 7, 2001. In October 2001, the Company received a cash call from Gryphon in the amount of $10,000,000 ($2,361,725 net to Cheniere). Cheniere declined to participate. In the event Warburg, Pincus Equity Partners, L.P. (Warburg) contributes the full $10,000,000 to Gryphon on or before November 19, 2001, as it is entitled to do, Cheniere's as-converted, effective interest in Gryphon will be reduced from 23.6% to 20.2%. Gryphon commenced operations on October 11, 2000.

COMPARISON OF NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000 - The Company's operating results for the nine months ended September 30, 2001 reflect a net loss of $9,754,391, or $0.75 per share (basic and fully diluted) compared to a net loss of $25,373, or $0.00 per share (basic and fully diluted), during the same period of 2000. The most significant factors in Cheniere's loss for the 2001 period are non-cash ceiling test write-downs of $2,159,645 in the second quarter and $2,966,603 in the third quarter, totaling $5,126,248 for the nine months.

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

Cheniere accounts for its investment in Gryphon using the equity method of accounting. Cheniere does not exercise control over Gryphon but exercises significant influence through board participation. Cheniere's equity interest in Gryphon's operating results for the nine-months ended September 30, 2001 was $1,936,912, calculated by applying Cheniere's 100% common stock ownership interest to Gryphon's net income of $77,445 during the same period in 2000 and reducing such result for Gryphon's preferred dividends earned but undeclared for the period of $2,014,357. At such time as Gryphon's preferred shares are converted to common shares, Cheniere's equity interest in Gryphon's earnings (losses) will be calculated using its percentage ownership of common shares on an as-converted basis, which percentage is 23.6% as of November 7, 2001. In October 2001, the Company received a cash call from Gryphon in the amount of $10,000,000 ($2,361,725 net to Cheniere). Cheniere declined to participate. In the event Warburg contributes the full $10,000,000 to Gryphon on or before November 19, 2001, as it is entitled to do, Cheniere's as-converted, effective interest in Gryphon will be reduced from 23.6% to 20.2%. Gryphon commenced operations on October 11, 2000.

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

Private Placements of Equity

In February 2001, the Company issued to one investor 250,000 units at a cash purchase price of $2.00 per unit (for an aggregate offering price of $500,000), each unit representing one share of common stock and one-sixth warrant to purchase a share of common stock. Warrants issued in connection with this sale of units are exercisable at a price of $3.00 per share on or before December 31, 2003. These units were sold pursuant to offers made exclusively by accredited investors, in reliance on the exemption from registration provided by Section 506 of Regulation D. No underwriting discounts or commissions were made with respect to the offering. Net proceeds from the offering were $493,329.

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

Sale of Licenses to Seismic Data

In June and July 2001, Cheniere sold licenses to 6,800 square miles of seismic data to Gryphon. Cash proceeds to Cheniere were $853,197. Gryphon also agreed to pay $6,820,824 of Cheniere's obligation to fund the reprocessing of the seismic data. In connection with the transaction, Cheniere also transferred 6,740 shares of Gryphon common stock to Gryphon. Cheniere retains one license to all of the data in the Offshore Texas Project Area.

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

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

In early July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. The standards revise accounting for business combinations by:

         . prohibiting the pooling of interest method of accounting and requiring the purchase method of accounting to be used on all business combinations initiated after June 30, 2001;

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

The FASB also issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement significantly changes the method of accruing for costs associated with the retirement of fixed assets (e.g., oil and gas production facilities) for which an entity is legally obligated to incur. We will be further evaluating the impact and timing of implementation of SFAS No. 143. Implementation of this standard is required no later than January 1, 2003, with earlier adoption encouraged.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which clarified certain implementation issues arising from SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. This standard is effective January 1, 2002, and the Company is currently assessing its impact.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to its stockholders.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Each of the following exhibits is incorporated by reference or filed herewith:



Exhibit No.     Description
-----------     -----------
3.1 Amended and Restated Certificate of Incorporation of Cheniere Energy, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1999) (File No. 0-09092)

3.2 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cheniere Energy, Inc. (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1999)
            (File No. 0-09092)

3.3 By-laws of Cheniere as amended through April 7, 1997 (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998) (File No. 0-09092)

(b) Current Reports on Form 8-K: None.

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

Date: May 13, 2002