Form 10-K/A
period 2001-12-31
CHENIERE ENERGY INC
filed 2002-05-14
CIK 3570

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                  Form 10-K/A2
                                (Amendment No. 2)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2001

                           Commission File No. 0-9092

                              CHENIERE ENERGY, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                               95-4352386
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No.)

           Three Allen Center
       333 Clay Street, Suite 3400                     77002-4102
        Houston, Texas 77002-4102                      (Zip code)
(Address of principal executive offices)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

     The registrant hereby amends the following items of its Annual Report on Form 10-K for the year ended December 31, 2001, as set forth on the pages attached hereto:

     Item 10. Directors and Executive Officers of the Registrant
     Item 11. Executive Compensation
     Item 12. Security Ownership of Certain Beneficial Owners and Management
     Item 13. Certain Relationships and Related Transactions

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of Cheniere

     The following sets forth certain information concerning each of the directors of Cheniere.

Director Nominee      Director Since   Age            Position
----------------      --------------   ---            ---------
Nuno Brandolini            2000        48             Director

Keith F. Carney            2001        45             Director

Paul J. Hoenmans           2001        69             Director

John K. Howie              2000        43             Director

Charles M. Reimer          1998        57             Director

Charif Souki               1996        49     Director and Chairman of
                                               the Board of Directors

Walter L. Williams         1996        74    Director and Vice Chairman
                                              of the Board of Directors


     Nuno Brandolini is currently a director and a member of the Audit Committee. Mr. Brandolini has served as Chairman and Chief Executive Officer of Scorpion Holdings, Inc., a merchant bank, since 1995. Prior to forming Scorpion Holdings, Mr. Brandolini served as Managing Director of Rosecliff, Inc., a leveraged buyout fund co-founded by Mr. Brandolini in 1993. Before joining Rosecliff, Mr. Brandolini was a Vice President at Salomon Brothers, Inc. where he was an investment banker involved in mergers and acquisitions in the Financial Entrepreneurial Group. Mr. Brandolini has also worked for Lazard Freres in New York and was President of The Baltheus Group, a merchant banking firm, and Executive Vice President of Logic Capital Corp., a venture capital firm. He currently serves on the Board of private and public companies such as Arabella, Pac Pizza LLC, Sonex Research, The Original San Francisco Toymakers and WalkAbout Computers. Mr. Brandolini was awarded a law degree by the University of Paris, and received an M.B.A. from the Wharton School.

     Keith F. Carney is currently a director and Chairman of the Audit Committee and a member of the Compensation Committee. Mr. Carney served as Chief Financial Officer and Treasurer of the Company from July 1996 through November 1997 and Executive Vice President from 1997 through August 2001. Since October 2001, Mr. Carney has been President of Dolomite Advisors, LLC, a manager of energy investment funds. At that time he was elected a director to Cheniere. Prior to joining Cheniere, Mr. Carney was a securities analyst in the oil and gas exploration/production sector with Smith Barney, Inc. from 1992-1996. From 1982-1990 he was employed by Shell Oil as an exploration geologist, with assignments in the Gulf of Mexico, the Middle East and other areas. He received an M.S. in geology from Lehigh University in 1982 and an M.B.A.-Finance from the University of Denver in 1992.

     Paul J. Hoenmans is currently a director for Cheniere and a member of the Compensation Committee. Mr. Hoenmans has over 22 years of senior executive level experience in the industry and currently acts as director of various companies. During that time he has served Mobil Oil Corporation, an integrated international natural resource company, in various executive capacities, most recently as Director and Executive Vice President, from 1996 through 1997, with overall responsibility for policy, strategy, performance, and stakeholder contact. From

1986 through 1996 he served as the President of Mobil Oil Corporation's Exploration & Producing Division, with worldwide responsibility for upstream operations. Mr. Hoenmans has held various other positions of senior executive level responsibility with Mobil since 1975, over both upstream and downstream operations worldwide throughout the Americas, Africa, Southeast Asia, the Middle East, Europe, and Scandinavia. Mr. Hoenmans is also currently serving as a director of Xpronet, Inc., Veba Oel AG, and Talisman Energy, Inc.

     John K. Howie is currently a director of the Company, Chairman of the Compensation Committee and a member of the Audit Committee. Mr. Howie has served as a Vice President of EnCap Investments, LLC, a manager of certain investment funds, since July 1999. From January 1994 until July 1999 he was a Senior Investment Associate at Range Resources Corporation (previously Domain Energy Corporation), an oil and gas exploration and production company, and an Acquisition Coordinator with Domain Energy Corporation (previously Tenneco Ventures), an oil and gas exploration and production company. Prior to this he was a Senior Petroleum Engineer with Apache Corporation, an oil and gas exploration company. Mr. Howie received a Bachelor of Science in Chemical Engineering from New Mexico State in December 1981.

     Charles M. Reimer is currently President and Chief Executive Officer and a director of Cheniere. Mr. Reimer has served as President and Chief Executive Officer of Cheniere since October 2000. Through May 2000, he served in Houston as President of British-Borneo USA, Inc., an oil and gas exploration company with operations primarily in the Gulf of Mexico. Prior to joining British Borneo in November 1998, Mr. Reimer served from 1994 through 1998 as Chairman and Chief Executive Officer of Virginia Indonesia Company (VICO), the operator on behalf of Union Texas Petroleum Holdings, Inc. and LASMO plc, of major gas and oil reserves and production located in East Kalimantan, Indonesia. Mr. Reimer began his career with Exxon Company USA in 1967 and held various professional and management positions in Texas and Louisiana. After leaving Exxon, Mr. Reimer was named President of Phoenix Resources Company in 1985 and relocated to Cairo, Egypt to begin eight years of international assignments. He also serves on the board of directors of Gryphon Exploration Company, a privately held affiliate of Cheniere.

     Charif Souki, a co-founder of Cheniere, is currently Chairman of the Board of Directors of the Company. Mr. Souki has served as Chairman of the Board of Directors since June 1999. From September 1997 until June 1999 he was Co-Chairman of the Board of Directors, and he served as Secretary of the Company from July 1996 until September 1997.Mr. Souki is an independent investment banker with 20 years of experience in the industry. In the past few years he has specialized in providing financing for promising microcap and small capitalization companies with an emphasis on the oil and gas industry. Mr. Souki received his B.A. from Colgate University and his M.B.A. from Columbia University. He also serves on the board of directors of Gryphon Exploration Company, a privately held affiliate of Cheniere.

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

Executive Officers of Cheniere

     The following table sets forth the names, ages and positions of each executive officer of the Company, all of whom serve at the pleasure of the Board of Directors and are subject to annual appointment by the Board:

     Name               Age                Position
    ------              ----              ----------
Charif Souki             49    Chairman
Walter L. Williams       74    Vice Chairman
Charles M. Reimer        57    President and Chief Executive Officer
Don A. Turkleson         47    Vice President & Chief Financial Officer,
                                Secretary & Treasurer
Jonathan S. Gross        43    Vice President - Exploration

     Charif Souki has served as Chairman of the Board of Directors since June 1999. From September 1997 until June 1999 he was Co-Chairman of the Board of Directors, and he served as Secretary of the Company from July 1996 until September 1997. Mr. Souki served as a director of the Company throughout the year ended December 31, 2001. Mr. Souki serves as a consultant to Cheniere. Mr. Souki also served as a director of Gryphon throughout the year ended December 31, 2001. Further information regarding Mr. Souki is provided above under "Directors of Cheniere."

     Walter L. Williams has served as Vice Chairman of the Board of Directors since June 1999. He served as President and Chief Executive Officer of the Company from September 1997 until June 1999 and as Vice Chairman of the Board of Directors from July 1996 until September 1997. Mr. Williams served as a director of the Company throughout the year ended December 31, 2001. Further information regarding Mr. Williams is provided above under "Directors of Cheniere."

     Charles M. Reimer has served as President and Chief Executive Officer of Cheniere since October 2000. Mr. Reimer served as a director of the Company throughout the year ended December 31, 2001. Further information regarding Mr. Reimer is provided above under "Directors of Cheniere."

     Don A. Turkleson has served as Vice President and Chief Financial Officer, Secretary and Treasurer of Cheniere since December 1997. Prior to joining Cheniere in 1997, Mr. Turkleson was employed by PetroCorp Incorporated, an oil and gas exploration company with operations in the United States and Canada, from 1983 to 1996, as Controller until 1986, then as Vice President - Finance, Secretary and Treasurer. From 1975 to 1983, he worked as a Certified Public Accountant in the natural resources division of Arthur Andersen & Co. in Houston. Mr. Turkleson received a B.S. in accounting from Louisiana State University in 1975. He is a director, and past Chairman of the Board of Neighborhood Centers, Inc., a nonprofit organization.

     Jonathan S. Gross has served as Vice President-Exploration of Cheniere since October 2000. He served as Technology Manager of the Company from June 1999 through October 2000. Mr. Gross began his career in 1981 with Amoco Production Company, an oil and gas exploration and production company, as an exploration geophysicist. While at Amoco he held senior technical positions in both domestic and international basins. In 1998 he joined Zydeco Energy, Inc., an oil and gas exploration and production company, where he served as economist, exploration risk specialist, and project manager. Mr. Gross received a Bachelor of Arts degree in geology from the University of Chicago, and he is a member of the American Association of Petroleum Geologists, the Society of Exploration Geophysicists, and the Houston Geological Society.

Section 16(a) Beneficial Ownership Reporting Compliance

     Under Section 16(a) of the Exchange Act, directors, certain officers, and beneficial owners of 10% or more of any class of the Company's stock ("Reporting Persons") are required from time to time to file with the Securities and Exchange Commission and The American Stock Exchange reports of ownership and changes of ownership. Reporting Persons are required to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of forms and written representations received from Reporting Persons by it with respect to the fiscal year ended December 31, 2001, the Company believes that all filing requirements applicable to the Company's officers, directors and greater than 10% stockholders have been met, except for the late filing of a Form 4 by Walter Williams.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table reflects all compensation received by the chief executive officer and by each of the five other most highly compensated executive officers of the Company during the three years ended December 31, 2001, 2000 and 1999 (collectively, the "Named Executives").

                           SUMMARY COMPENSATION TABLE


                                                                                 Long Term
                                                                           Compensation Awards
                                                 Annual Compensation     -----------------------
                                               ----------------------     Securities Underlying
Name and Principal Position          Year        Salary       Bonus           Options/SARs (#)
----------------------------         -----      --------     --------    -----------------------
Charif Souki                   (1)   2001       $125,000      $50,000            120,000
Chairman                             2000       $120,000     $100,000            112,500
                                     1999       $120,000            -                  -

Walter L. Williams                   2001       $150,000            -             80,000
Vice Chairman                        2000       $127,500            -             67,500
                                     1999       $120,000            -             25,000

Charles M. Reimer              (2)   2001       $180,000            -            120,000
President and                        2000        $60,000            -            362,500
Chief Executive Officer              1999              -            -                  -

Keith F. Carney                (3)   2001        $94,904            -             25,000
Executive Vice President -           2000       $112,500            -             67,500
Business Development                 1999       $100,000            -             25,000

Don A. Turkleson                     2001       $150,000            -             80,000
Vice President,                      2000       $112,500            -             67,500
Chief Financial Officer,             1999       $100,000            -             25,000
Secretary and Treasurer

Jonathan S. Gross                    2001       $150,000            -             60,000
Vice President - Exploration         2000       $120,000            -             86,250
                                     1999        $64,167            -             18,750

--------------
(1) In October 1998, Mr. Souki commenced providing consulting services to the Company pursuant to a Services Agreement and was compensated at a rate of $10,000 per month. Such rate was increased to $15,000 per month in November 2001. Mr. Souki was awarded a bonus of $50,000 in November 2001. The timing of payment is contingent upon Cheniere obtaining sufficient liquidity for the payment of such bonus as determined by specified events or as determined by the Board of Directors.

(2) Mr. Reimer has an employment agreement with the Company. Pursuant to the terms of the employment agreement, Mr. Reimer is entitled to severance pay equal to two years' base salary in the event of a change in control or termination by the Company.

(3) Mr. Carney's salary was paid at a rate of $150,000 per year effective October 2000 and continuing until October 2001 when he resigned from Cheniere to become President of Dolomite Advisors LLC, a manager of energy investment funds.

Option Grants

     Stock options granted to Named Executives during the year ended December 31, 2001 are summarized in the following table:

                                      Individual Grants                                             Potential Realizable Value
-----------------------------------------------------------------------------------------------      at Assumed Annual Rates
                      Number of Securities          % of Total                                     of Stock Price Appreciation
                           Underlying              Options/SARs       Exercise or                         for Option Term
                          Options/SARs         Granted to Employees   Base Price    Expiration     ----------------------------
        Name                Granted              in Fiscal Period      Per Share       Date             5%             10%
------------------    ---------------------    --------------------  -------------  -----------    -----------    -------------
Charif Souki                 120,000                  16.0%              $1.06       11/09/06        $ 35,143       $ 77,657
Walter L. Williams            80,000                  10.7%              $1.06       11/09/06        $ 23,429       $ 51,771
Charles M. Reimer            120,000                  16.0%              $1.06       11/09/06        $ 35,143       $ 77,657
Don A. Turkleson              80,000                  10.7%              $1.06       11/09/06        $ 23,429       $ 51,771
Jonathan S. Gross             60,000                   8.0%              $1.06       11/09/06        $ 17,572       $ 38,828

     Options granted to named executives during 2001 have a term of five years and vest 33% on each of the first three anniversaries of the date of grant.

     Outside members of the Board of Directors (those who do not serve as executive officers of the Company) are compensated for their services to the Company through the grant of options to purchase Common Stock of the Company.

Option Exercises and Year-End Values

     The following table sets forth information regarding unexercised options or warrants to purchase shares of Common Stock granted by the Company to Named Executives. No Named Executives exercised any Common Stock options during the fiscal year ended December 31, 2001.

                              Number of Securities Underlying            Value of Unexercised In-the-Money
                        Unexercised Options/SARs at December 31, 2001   Options/SARs at December 31, 2001 (1)
                        ---------------------------------------------   --------------------------------------
        Name               Exercisable               Unexercisable         Exercisable         Unexercisable
------------------      ----------------          -------------------   ----------------     -----------------
Charif Souki                  45,833                   186,667                 $   -               $   -
Walter L. Williams            85,000                   137,500                     -                   -
Charles M. Reimer            304,583                   186,667                     -                   -
Don A. Turkleson              47,500                   137,500                     -                   -
Jonathan S. Gross             38,125                   126,875                     -                   -

----------
(1) The value of unexercised options and warrants to purchase Common Stock at December 31, 2001 is calculated based upon The American Stock Exchange closing market price of $1.00 per share on December 31, 2001.

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

Director Compensation

     During the fiscal year ended December 31, 2001, directors received no cash remuneration for serving on the Board of Directors of the Company, nor were they compensated for attending Board or committee meetings. From time to time, outside members of the Board of Directors (those who do not serve as executive officers of the Company) are compensated for their services to the Company through the grant of options to purchase Common Stock of the Company.

     In November 2001, the Board of Directors granted options to purchase 25,000 shares of Common Stock to each of its outside directors, Messrs. Brandolini, Carney and Howie, and 50,000 shares of Common Stock to its outside director, Mr. Hoenmans, in recognition of their service to the Company. The options vested fully on the date of grant and are not contingent upon the Company's achievement of earnings goals. The options are exercisable at a price of $1.06 per share, the closing market price on The American Stock Exchange on the date of the grants. The options expire five years from the date of grant.

Compensation Committee Interlocks and Insider Participation

     In addition to serving as a director of the Company, several directors held positions as executive officers during the fiscal year ended December 31, 2001. Mr. Souki served as Chairman of the Board; Mr. Williams served as Vice Chairman of the Board. Mr. Reimer served as President and Chief Executive Officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information with respect to the shares of Common Stock owned of record and beneficially as of April 1, 2002 by all persons who own of record or are known by the Company to own beneficially more than 5% of the outstanding Common Stock, by each director, nominee for director and Named Executive, and by all directors and executive officers as a group:

                                                        Amount and Nature of       Percent
                         Name                           Beneficial Ownership      of Class
                      ---------                        ------------------------  ------------
   BSR Investments, Ltd.                                     1,452,495 (1)           10.8%
   Nuno Brandolini                                             263,750 (2)            1.9%
   Keith F. Carney                                             196,667 (3)            1.5%
   Jonathan S. Gross                                            49,500 (4)              *
   Paul J. Hoenmans                                             50,000 (5)              *
   John K. Howie                                                37,500 (6)              *
   Charles M. Reimer                                           370,059 (7)            2.7%
   Charif Souki                                                145,583 (8)            1.1%
   Don A. Turkleson                                            101,667 (9)              *
   Walter L. Williams                                          121,250(10)              *
   All Directors and Officers as a group (9 persons)         1,335,976(11)            9.3%

---------
 *   Less than 1%.

(1) BSR Investments, Ltd. is controlled by Nicole Souki, the President of BSR and the mother of Charif Souki. Charif Souki disclaims beneficial ownership of the shares. Includes warrants to purchase 164,851 shares of the Company's Common Stock. BSR's address is c/o Harney, Westwood & Riegels, Box 71, Craigmuir Chambers, Road Town, Tortola, B.V.I.

(2) Includes 50,000 shares issuable upon exercise of currently exercisable options held by Mr. Brandolini. Also includes warrants to purchase 213,750 shares of Common Stock held by Arabella SA, of which Mr. Brandolini disclaims beneficial ownership. Mr. Brandolini serves as Chairman and Chief Executive Officer of Scorpion Holdings, Inc, which manages investments for Arabella SA. Mr. Brandolini also serves as a director of Arabella SA.

(3) Includes 4,167 shares issuable upon exercise of currently exercisable warrants and 167,500 shares issuable upon exercise of currently exercisable options held by Mr. Carney.

(4) Includes 334 shares issuable upon exercise of currently exercisable warrants, 38,125 shares issuable upon exercise of currently exercisable options and 8,854 shares issuable upon exercise of options which become exercisable within 60 days of the filing of this proxy statement. Excludes 118,021 shares issuable upon the exercise of options held by Mr. Gross but not exercisable within 60 days of the filing of this proxy statement.

(5) Includes 50,000 shares issuable upon exercise of currently exercisable options held by Mr. Hoenmans.

(6) Includes 37,500 shares issuable upon exercise of currently exercisable options held by Mr. Howie.

(7) Includes 258,334 shares issuable upon exercise of currently exercisable warrants and 54,583 shares issuable upon exercise of currently exercisable options. Excludes 186,667 shares issuable upon the exercise of options held by Mr. Reimer but not exercisable within 60 days of the filing of this proxy statement.

(8) Includes 14,250 shares issuable upon exercise of currently exercisable warrants and 85,500 shares owned by Mr. Souki's wife. Also includes 45,833 shares issuable upon exercise of currently exercisable options. Excludes 186,667 shares issuable upon the exercise of options held by Mr. Souki but not exercisable within 60 days of the filing of this proxy statement. Does not include 1,287,644 shares nor warrants to purchase 164,851 shares of Cheniere Common Stock held by BSR Investments, Ltd. of which Charif Souki disclaims beneficial ownership. BSR Investments, Ltd. is controlled by Nicole Souki, the President of BSR Investments, Ltd. and the mother of Charif Souki.

(9) Includes 4,167 shares issuable upon exercise of currently exercisable warrants, 50,625 shares issuable upon exercise of currently exercisable options and 15,625 shares issuable upon exercise of options which become exercisable within 60 days of the filing of this proxy statement. Excludes 118,750 shares issuable upon the exercise of options held by Mr. Turkleson but not exercisable within 60 days of the filing of this proxy statement.

(10) Includes 88,125 shares issuable upon exercise of currently exercisable options, 15,625 shares issuable upon exercise of options which become exercisable within 60 days of the filing of this proxy statement and 10,000 shares owned by Mr. Williams' wife. Excludes 118,750 shares issuable upon the exercise of options held by Mr. Williams but not exercisable within 60 days of the filing of this proxy statement.

(11) Includes an aggregate of 582,291 shares issuable upon exercise of currently exercisable options, 40,104 shares issuable upon exercise of options which become exercisable within 60 days of the filing of this proxy statement and 495,002 shares issuable upon exercise of currently exercisable warrants. Excludes an aggregate of 728,855 shares issuable upon the exercise of options not exercisable within 60 days of the filing of this proxy statement (of which 241,111 have been granted contingent upon stockholder approval of a proposed amendment to the 1997 Stock Option Plan).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     BSR Investments, Ltd. ("BSR"), an entity holding approximately 10.8% of the outstanding shares of the Company's Common Stock, is under the control of Nicole Souki, the mother of Charif Souki, Chairman of the Board of Directors. Charif Souki has been engaged, from time to time, as a consultant to BSR. Charif Souki disclaims beneficial ownership of all shares held by BSR.

     BSR purchased $2,000,000 of the notes issued in the Company's $4,000,000 December 1997 Bridge Financing and pledged a portion of its investment in Cheniere Common Stock to fund its participation. In conjunction with the financing, BSR received warrants to purchase 41,667 shares of the Company's common stock. On September 15, 1998, BSR received warrants to purchase an additional 100,000 shares of common stock as consideration for extending the maturity of the notes to that date. Also in September 1998, the exercise price of the warrants held by BSR was reduced from $9.50 to $6.00 per share as consideration to extend the maturity date of the notes to January 15, 1999. In March 1999, BSR exchanged notes payable of $2,000,000 for 694,445 shares of

Cheniere Common Stock ($2.88 per share). In May 1999, BSR purchased from another note holder $240,000 in short-term notes payable by Cheniere. In July 1999, the Company repaid $120,000 to BSR at the time it repaid 50% of the outstanding balances on all of the notes issued in the December 1997 Bridge Financing. On September 30, 1999, BSR exchanged its remaining $120,000 note payable and $1,000 in accrued interest for 27,500 units ($4.40 per unit), each unit representing one share of common stock and one half warrant to purchase a share of common stock at an exercise price of $6.00 per share on or before September 30, 2002. In April 2000, the Company issued an additional 1,100 units, representing 1,100 shares of Common Stock and warrants to purchase 1,100 shares of Common Stock, to BSR pursuant to a price adjustment provision included in the September 1999 offering.

     In conjunction with certain of the Company's private placements of equity, placement fees have been paid to Investors Administration Services, Limited ("IAS"), a company in which the brother of Charif Souki, Cheniere's Chairman, is a principal. Placement fees paid to IAS totaled $30,000 during the year ended December 31, 2001.

     In September 2001, the Company made a payment of $40,000 to its chairman, Charif Souki, representing consulting fees for the months of October 2001 through January 2002.

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

                                       CHENIERE ENERGY, INC.



                                       By:  /s/ DON A. TURKLESON
                                          -------------------------------------
                                            Don A. Turkleson
                                            Chief Financial Officer

Date: May 14, 2002