Form 10-Q
period 2002-03-31
CHENIERE ENERGY INC
filed 2002-05-15
CIK 3570

================================================================================


                               UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

As of May 15, 2002, there were 13,297,393 shares of Cheniere Energy, Inc. Common Stock, $.003 par value, issued and outstanding.

================================================================================

                              CHENIERE ENERGY, INC.

                               INDEX TO FORM 10-Q



                                                                                               Page
                                                                                               ----
Part I. Financial Information

         Item 1. Consolidated Financial Statements

                 Consolidated Balance Sheet .................................................    3

                 Consolidated Statement of Operations .......................................    4

                 Consolidated Statement of Stockholders' Equity .............................    5

                 Consolidated Statement of Cash Flows .......................................    6

                 Notes to Consolidated Financial Statements .................................    7


         Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations ......................................................   11


         Item 3. Quantitative and Qualitative Disclosures About Market Risk .................   14


Part II. Other Information

         Item 1. Legal Proceedings ..........................................................   14

         Item 5. Other Information ..........................................................   15

         Item 6. Exhibits and Reports on Form 8-K ...........................................   16

Signatures ..................................................................................   16

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                               March 31,       December 31,
                      ASSETS                                                     2002             2001
                      ------                                                 -----------      -------------
                                                                             (Unaudited)
CURRENT ASSETS
   Cash                                                                      $     25,593      $    610,718
   Accounts Receivable                                                            836,095           636,527
   Prepaid Expenses                                                               185,268            96,914
                                                                             ------------      ------------
     Total Current Assets                                                       1,046,956         1,344,159

OIL AND GAS PROPERTIES, full cost method
   Proved Properties, net                                                       1,874,512         1,929,124
   Unproved Properties, not subject to amortization                            17,694,511        16,236,962
                                                                             ------------      ------------
     Total Oil and Gas Properties                                              19,569,023        18,166,086

LNG SITE COSTS                                                                  1,475,000         1,350,000

FIXED ASSETS, net                                                                 340,747           416,232

INVESTMENT IN UNCONSOLIDATED AFFILIATE                                            970,938         3,747,199
                                                                             ------------      ------------
     Total Assets                                                            $ 23,402,664      $ 25,023,676
                                                                             ============      ============
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

CURRENT LIABILITIES
   Accounts Payable                                                          $  1,323,516      $  1,494,812
   Accrued Liabilities                                                            926,872           379,589
   Note Payable, net of unamortized debt discount                                 370,923              --
                                                                             ------------      ------------
     Total Current Liabilities                                                  2,621,311         1,874,401

STOCKHOLDERS' EQUITY
   Preferred Stock, $.0001 par value
        Authorized: 5,000,000 shares
        Issued and Outstanding: none                                                 --                --
   Common Stock, $.003 par value
        Authorized: 40,000,000 shares
        Issued and Outstanding: 13,297,393 shares                                  39,892            39,892
   Additional Paid-in-Capital                                                  41,296,913        41,133,868
   Accumulated Deficit                                                        (20,555,452)      (18,024,485)
                                                                             ------------      ------------
     Total Stockholders' Equity                                                20,781,353        23,149,275
                                                                             ------------      ------------
     Total Liabilities and Stockholders' Equity                              $ 23,402,664      $ 25,023,676
                                                                             ============      ============



   The accompanying notes are an integral part of these financial statements.

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                   -----------------------------------
                                                                                        2002                   2001
                                                                                   ------------           ------------
Revenues
   Oil and Gas Sales                                                               $    161,604           $    971,656
                                                                                   ------------           ------------
     Total Revenues                                                                     161,604                971,656
                                                                                   ------------           ------------
Operating Costs and Expenses
   Production Costs                                                                      65,336                120,510
   Depreciation, Depletion and Amortization                                             114,691                327,898

General and Administrative Expenses
   LNG Terminal Development                                                             727,407                314,038
   Other                                                                                572,671                711,584
                                                                                   ------------           ------------
     Total General and Administrative Expenses                                        1,300,078              1,025,622
                                                                                   ------------           ------------

Total Operating Costs and Expenses                                                    1,480,105              1,474,030
                                                                                   ------------           ------------
Loss from Operations Before Interest,
   Equity in Net Loss of Unconsolidated Affiliate and Income Taxes                   (1,318,501)              (502,374)

Equity in Net Loss of Unconsolidated Affiliate                                       (1,213,909)              (418,541)
Interest Income                                                                           1,443                 10,064
                                                                                   ------------           ------------
Loss Before Income Taxes                                                             (2,530,967)              (910,851)
Provision for Income Taxes                                                                 --                     --
                                                                                   ------------           ------------
Net Loss                                                                           $ (2,530,967)          $   (910,851)
                                                                                   ============           ============
Net Loss Per Share - Basic and Diluted                                             $      (0.19)          $      (0.07)
                                                                                   ============           ============
Weighted Average Number of Shares Outstanding - Basic and Diluted                    13,297,393             12,645,393
                                                                                   ============           ============



   The accompanying notes are an integral part of these financial statements.

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                                       Common Stock               Additional                              Total
                                             ------------------------------        Paid-In           Accumulated       Stockholders'
                                                 Shares            Amount           Capital           Deficit             Equity
                                             ------------      ------------      ------------       ------------       ------------
Balance - December 31, 2000                    12,547,393      $     37,642      $ 39,382,789       $ (6,359,223)      $ 33,061,208
Issuance of Stock                                 250,000               750           499,250               --              500,000
Expenses Related to Offerings                        --                --              (6,671)              --               (6,671)
Net Loss                                             --                --                --             (910,851)          (910,851)
                                             ------------      ------------      ------------       ------------       ------------
Balance - March 31, 2001                       12,797,393      $     38,392      $ 39,875,368       $ (7,270,074)      $ 32,643,686
                                             ============      ============      ============       ============       ============
Balance - December 31, 2001                    13,297,393      $     39,892      $ 41,133,868       $(18,024,485)      $ 23,149,275
Issuance of Warrants                                 --                --             163,045               --              163,045
Net Loss                                             --                --                --           (2,530,967)        (2,530,967)
                                             ------------      ------------      ------------       ------------       ------------
Balance - March 31, 2002                       13,297,393      $     39,892      $ 41,296,913       $(20,555,452)      $ 20,781,353
                                             ============      ============      ============       ============       ============


   The accompanying notes are an integral part of these financial statements.

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                 Three Months Ended
                                                                                       March 31,
                                                                           ----------------------------------
                                                                               2002                   2001
                                                                           -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                              $(2,530,967)           $  (910,851)
     Adjustments to Reconcile Net Loss to
        Net Cash (Used in) Provided by Operating Activities:
          Depreciation, Depletion and Amortization                             114,691                327,898
          Non-Cash Expense                                                      90,000                   --
          Equity in Net Loss of Unconsolidated Affiliate                     1,213,909                418,541
                                                                           -----------            -----------
                                                                            (1,112,367)              (164,412)
     Changes in Operating Assets and Liabilities
          Accounts Receivable                                                   20,738                157,512
          Prepaid Expenses                                                     (66,754)              (328,069)
          Accounts Payable and Accrued Liabilities                             565,681              1,803,509
                                                                           -----------            -----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                           (592,702)             1,468,540
                                                                           -----------            -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of Fixed Assets                                                  (1,847)              (336,919)
     Oil and Gas Property Additions                                           (365,576)            (2,860,996)
     LNG Site Costs                                                           (125,000)                  --
                                                                           -----------            -----------
NET CASH USED IN INVESTING ACTIVITIES                                         (492,423)            (3,197,915)
                                                                           -----------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Issuance of Note Payable and Attached Warrants              500,000                   --
     Sale of Common Stock                                                         --                  500,000
     Offering Costs                                                               --                   (6,671)
                                                                           -----------            -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      500,000                493,329
                                                                           -----------            -----------
NET DECREASE IN CASH                                                          (585,125)            (1,236,046)
CASH - BEGINNING OF PERIOD                                                     610,718              1,888,562
                                                                           -----------            -----------
CASH - END OF PERIOD                                                       $    25,593            $   652,516
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

     For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001. Interim results are not necessarily indicative of results to be expected for the full fiscal year ended December 31, 2002.

New Accounting Pronouncements

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

     In May 2001, the FASB issued SFAS No. 145, Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002. This Statement, among other matters, rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This Statement, as it relates to the rescission of Statement 4, shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. The Company does not believe the adoption of this Statement will have a material effect on its financial position, results of operations or cash flows.

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 2 -Note Payable

     In March 2002, the Company entered into a short-term bridge financing arrangement with an unrelated third party lender. The amount of the borrowing was $500,000. The term was 120 days. Interest was payable monthly at 10% per annum. Warrants were issued to the lender for the purchase of 150,000 shares of Cheniere common stock, exercisable at a price of $2.50 per share on or before March 7, 2012. Additionally, Cheniere extended the term to March 7, 2012 on existing warrants for the purchase of 255,417 shares held by parties affiliated with the lender. The Black-Scholes valuation of warrants issued (150,000 shares) and of the extension of existing warrants (255,417 shares) in connection with this financing arrangement totals $241,939. Debt discount of $163,045 was recorded based on the relative fair values of the note payable and the warrants. Unamortized debt discount at March 31, 2002 was $129,077, resulting in a note payable balance of $370,923, net of the discount. An additional 50,000 warrants were required to be issued to the lender for each month or partial month for which the principal remained unpaid after April 7, 2002. The Company repaid the loan on April 22, 2002 and issued an additional 50,000 warrants, valued at $24,054.

Note 3 - Investment in Unconsolidated Affiliate

     Cheniere accounts for its investment in Gryphon using the equity method of accounting. Although Cheniere's participation on the Gryphon board of directors provides significant influence over the operating and financial policies of Gryphon, Cheniere does not participate in the day-to-day management of Gryphon, does not exercise control over Gryphon and cannot effect a change in the management of Gryphon. Cheniere's equity share of Gryphon's losses for the three months ended March 31, 2002 was $1,213,909, calculated by applying Cheniere's 100% common stock ownership interest to Gryphon's net loss of $49,032 and reducing such result for Gryphon's preferred dividend arrearages of $1,164,877. For the three months ended March 31, 2001, Cheniere's equity share of Gryphon's losses was $418,541, calculated by applying Cheniere's 100% common stock ownership interest to Gryphon's net income of $90,250 and reducing such result for Gryphon's preferred dividend arrearages of $508,791 for the period. At such time as Warburg converts its preferred shares to common shares, Cheniere's equity share of Gryphon's earnings (losses) will be calculated using the effective ownership interest at the time of such conversion, and will no longer be reduced by preferred dividends. Gryphon's preferred stock is convertible at the option of the holder at a rate of $100 per share of common stock at any time after the holders of a majority of the preferred stock execute a written consent permitting a conversion of the preferred stock or, if earlier, at any time after August 31, 2010. In the event the holders of a majority of the preferred stock vote to convert all of their shares of preferred stock into common stock, all shares of preferred stock shall automatically be converted, without further action by Gryphon or its shareholders. In addition, Gryphon has the right, at its option, to convert shares of preferred stock into common stock upon Gryphon's closing of a firm commitment qualified public offering. The financial position of Gryphon at March 31, 2002 and December 31, 2001 and the results of Gryphon's operations for the three months ended March 31, 2002 and 2001 are summarized as follows:

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                                                         March 31,              December 31,
                                                                           2002                      2001
                                                                       -----------             --------------
Current assets                                                         $14,705,953               $14,865,290
Oil and gas properties, full cost method
   Proved properties, net                                               24,465,257                25,484,504
   Unproved properties                                                  32,063,682                28,066,833
                                                                       -----------               -----------
                                                                        56,528,939                53,551,337
Fixed assets, net                                                          678,184                   615,654
                                                                       -----------               -----------
Total assets                                                           $71,913,076               $69,032,281
                                                                       ===========               ===========
Current liabilities                                                    $ 3,881,353               $ 5,001,131
Long-term liabilities                                                    1,612,352                      --
Deferred tax liabilities                                                 1,182,284                 1,182,284
Stockholders' equity                                                    65,237,087                62,848,866
                                                                       -----------               -----------
   Total liabilities and stockholders' equity                          $71,913,076               $69,032,281
                                                                       ===========               ===========

                                                                              Three Months Ended March 31,
                                                                       --------------------------------------
                                                                           2002                      2001
                                                                       -----------              -------------
Revenues                                                               $ 1,864,699               $   211,389
Loss from continuing operations                                            (81,676)                  (41,430)
Net income (loss)                                                          (49,032)                   90,250
Cheniere's equity in losses from unconsolidated affiliate               (1,213,909)                 (418,541)


     In March 2002, Cheniere sold 51,400 shares of its Gryphon common stock to Gryphon, subject to an option to repurchase the shares, thereby reducing its interest in Gryphon from 20.2% to 13.7% on an as-converted basis. Such sale was made in connection with settlement of a lawsuit filed by Fairfield Industries Incorporated against Cheniere and Gryphon. In connection with its sale of Gryphon common stock to Gryphon, Cheniere has a one-year option to repurchase all or a portion of the 51,400 shares at a price of $50 per share if exercised within 120 days of the sale or at prices increasing ratably thereafter to approximately $68 per share one year after the sale. As consideration for the shares, Gryphon has agreed to make payments in full satisfaction of certain existing and contingent obligations of Cheniere totaling $3,561,692. Cheniere, Gryphon and Fairfield Industries, Inc. reached a settlement agreement whereby a lawsuit and related claims asserted by Fairfield against Cheniere and Gryphon have been dismissed. (See additional discussion of the claims and settlement thereof under "Legal Proceedings" on page 14 of this Quarterly Report.)

     On March 11, 2002, the board of directors of Gryphon approved a cash call in the amount of $5,000,000. Cheniere's share of the cash call was $1,009,500 and was payable approximately 30 days from the receipt of the cash call. Cheniere elected not to participate in the March 11 cash call. Warburg funded Cheniere's portion of the cash call, further reducing Cheniere's ownership in Gryphon to 12.7% on an as-converted basis. If Cheniere were to exercise its option to acquire 51,400 shares of Gryphon common stock for $2,570,000, its as-converted ownership in Gryphon would increase to 18.8%.

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 4 - Subsequent Events

     On April 22, 2002, the Company closed the sale of its proved oil and gas properties to the operator of the properties. The purchase price, effective January 1, 2002, was $2,350,000. Net proceeds to Cheniere, after payment of a commission, were $2,327,000.

     On May 7, 2002, the board of directors of Gryphon approved a cash call in the amount of $10,000,000. Cheniere's share of the cash call was $1,274,913 and was payable approximately 30 days from the receipt of the cash call. Cheniere elected not to participate in the May 7 cash call. If Warburg funds Cheniere's portion of the cash call, Cheniere's ownership in Gryphon will be reduced to 11.1% on an as-converted basis, which ownership may be increased to 16.6% if Cheniere were to exercise its option to acquire an additional 51,400 shares of Gryphon common stock for $2,570,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company's unaudited consolidated financial statements and notes thereto relate to the three-month periods ended March 31, 2002 and 2001. These statements, the notes thereto and the consolidated financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001 contain detailed information that should be referred to in conjunction with the following discussion.

Production and Product Prices

     Information concerning the Company's production and average prices received for the three-month periods ended March 31, 2002 and 2001 is presented in the following table.

                                        Three Months Ended
                                            March 31,
                                       -------------------
                                         2002       2001
                                       -------    --------
Production
   Oil (Bbls)                              472         601
   Gas (Mcf)                            68,090     133,968
   Gas equivalents (Mcfe)               70,922     137,575

Average sales prices
   Oil (per Bbl)                       $ 19.84    $  33.07
   Gas (per Mcf)                       $  2.33    $   7.49


Results of Operations

     Comparison of Three-Month Periods Ended March 31, 2002 and 2001 - The Company's operating results for the three months ended March 31, 2002 reflect a loss of $2,530,967, or $0.19 per share, compared to a loss of $910,851, or $0.07 per share a year earlier. The majority of the increase in Cheniere's loss results from: (a) an increase of $656,086 in the non-cash preferred dividend accrual within Cheniere's equity pick-up of Gryphon's results due to additional Gryphon preferred stock being outstanding in 2002; (b) a decline of $532,186 in the operating results from the Company's producing oil and gas wells; and (c) an additional $413,369 spent on LNG project expenses in the quarter ended March 31, 2002, compared to a year earlier, due to the increased level of activity on the project.

     In the first quarter of 2002, Cheniere recorded oil and gas revenues of $161,604 compared to $971,656 a year earlier. The $810,052 decrease in revenues results from a decline in the production rates due to depletion of the currently producing zones and due to mechanical problems on one of the Company's two wells, which caused it to be off production for the month of March 2002. Additionally, the decline in product prices between periods created a negative price variance of approximately $360,000. The Company sold its producing oil and gas properties on April 22, 2002.

     Depreciation, depletion and amortization ("DD&A") of oil and gas property costs decreased to $57,961 for the 2002 quarter compared to $280,653 for the 2001 quarter, due to the 48% decline in production as well as a decrease in the DD&A rate per mcfe to $0.85 in 2002 from $2.04 a year earlier. The DD&A rate decreased significantly as a result of the Company's non-cash ceiling test write-downs in June 2001 and September 2001. Depreciation of fixed assets increased slightly to $56,730 in the 2002 quarter, compared to $47,245 a year earlier due to the inclusion in 2002 of LNG site cost amortization.

     General and administrative ("G&A") expenses, net of amounts capitalized, were $1,300,078 and $1,025,622 in the first quarters of 2002 and 2001, respectively. Total G&A expenses increased by $265,456 to $1,498,078 in the first quarter of 2002 from the total of $1,232,622 of a year earlier. Legal and professional fees decreased by $116,467 principally related to business development projects being explored by the Company in 2001. Consulting fees increased by $356,353, principally related to regulatory and permitting work to advance the LNG receiving terminals project. Offsetting total G&A expenses were amounts capitalized to the Company's oil and gas properties. Cheniere capitalizes as oil and gas property costs that portion of G&A expenses directly related to its exploration and development activities. Cheniere capitalized $198,000 in the first quarter of 2002 compared to $207,000 a year earlier.

     Cheniere accounts for its investment in Gryphon using the equity method of accounting. Although Cheniere's participation on the Gryphon board of directors provides significant influence over the operating and financial policies of Gryphon, Cheniere does not participate in the day-to-day management of Gryphon, does not exercise control over Gryphon and cannot effect a change in the management of Gryphon. Cheniere's equity share of Gryphon's losses for the three months ended March 31, 2002 was $1,213,909, calculated by applying Cheniere's 100% common stock ownership interest to Gryphon's net loss of $49,032 and reducing such result for Gryphon's preferred dividends earned but undeclared for the quarter ($1,164,877). For the three months ended March 31, 2001, Cheniere's equity share of Gryphon's losses was $418,541, calculated by applying Cheniere's 100% common stock ownership interest to Gryphon's net income of $90,250 and reducing such result for Gryphon's preferred dividends earned by undeclared for the quarter ($508,791). At such time as Warburg converts its preferred shares to common shares, Cheniere's equity share of Gryphon's earnings will be calculated at 12.7%. Gryphon commenced operations on October 11, 2000.

Liquidity and Capital Resources

     Cash balances and cash flows from current operations will not be adequate to meet the future liquidity requirements of the Company. In addition to its operating expenses, the Company will need to finance approximately $8,000,000 of costs and expenses in connection with the permitting, environmental and regulatory work planned for 2002 and 2003, related to the development of Cheniere's initial LNG receiving terminal. As a result of this, there is some uncertainty about the Company's ability to continue as a going concern. The Company expects that future liquidity requirements will be met by one or more of the following: the divestiture of producing oil and gas properties (which closed in April 2002), sales of portions of its working interest in the prospects within its exploration program, sale to an industry partner of a participation in the Company's exploration program, sale of Cameron Project 3D seismic data licenses, sale of a participation interest in the Company's LNG project, sale of options on throughput capacity for the Company's planned LNG terminals and/or additional offerings of the Company's equity securities. Management expects to meet all of its liquidity requirements through December 31, 2002 through such sources. In the event that the Company is unable to obtain additional capital from one or more of these sources, its operations could be adversely affected.

Cash Flow from Operating Activities

     On April 22, 2002, Cheniere sold its producing oil and gas properties for $2,350,000, with an effective date of January 1, 2002. The Company continues to own an overriding royalty interest (less than 1%) in a well which began production in February 2002. The Company presently has no other revenue-producing assets. It expects that additional wells will be drilled in 2002 on prospects it sold to industry partners in 2001 and it retains an overriding royalty interest and/or a working interest in these wells.

Note Payable

     In March 2002, the Company entered into a short-term bridge financing arrangement with an unrelated third party lender. The amount of the borrowing was $500,000. The term was 120 days. Interest was payable monthly at 10% per annum. Warrants were issued to the lender for the purchase of 150,000 shares of Cheniere common stock, exercisable at a price of $2.50 per share on or before March 7, 2012. Additionally, Cheniere extended the term to March 7, 2012 on existing warrants for the purchase of 255,417 shares held by parties affiliated with the lender. An additional 50,000 warrants were required to be issued to the lender for each month or partial month for which the principal remained unpaid after April 7, 2002. The Company repaid the loan on April 22, 2002 and issued an additional 50,000 warrants, valued at $24,054.

Exploration Funding

     On October 11, 2000, Cheniere completed a transaction with Warburg to fund its exploration program on approximately 8,800 square miles of seismic data in the Gulf of Mexico through a newly formed affiliated company, Gryphon. Cheniere contributed selected assets and liabilities in exchange for 100% of the common stock of Gryphon (36.8% effective interest after conversion of preferred stock) and $2,000,000 in cash. Such assets included: Cheniere's seismic data license covering 8,800 square miles offshore Louisiana, certain offshore leases, a prospect then being drilled, its exploration agreement with an industry partner and certain other assets and liabilities. Warburg contributed $25,000,000 and received preferred stock, with an 8% cumulative dividend, convertible into 63.2% of Gryphon's common stock. Cheniere and Warburg also had options, under certain circumstances, to contribute an additional $75,000,000 to Gryphon, proportionate to their respective ownership interests. As of March 31, 2002, Warburg has funded an additional $35,000,000, making its total cash contributions to Gryphon $60,000,000. The effect of Cheniere's decision not to fund these subsequent cash calls to date, and the effect of sales of Gryphon common stock held by Cheniere back to Gryphon, have reduced Cheniere's effective ownership in Gryphon to 12.7% as of March 31, 2002.

     In connection with the seismic license contributed to Gryphon upon its formation, Cheniere entered into an agreement with the third party issuer of the license. The agreement provided that Cheniere would pay a transfer fee to the third party in an aggregate amount of up to $2,500,000. Such transfer fee was contingent upon Gryphon's completion of up to ten successful wells during the license period and within the license area. Upon Gryphon's completion of such a well, an amount of $250,000 was payable by Cheniere one month after production commences. If such amount were not paid at the end of the one-month period, it would bear interest of 18% per annum from such date until paid. Any transfer fees payable would be recorded as additions to Cheniere's investment in Gryphon. Cheniere's existing and contingent obligations under this agreement were fully discharged in March 2002 in connection with its sale of Gryphon common stock to Gryphon and the related assumption by Gryphon of these obligations.

Seismic Reprocessing

     Between June 2000 and October 2000, Cheniere acquired licenses to approximately 6,800 square miles of seismic data primarily in the shallow waters offshore Texas and also in the West Cameron area in the Gulf of Mexico (the "Offshore Texas Project Area") in separate transactions with Seitel Data Ltd., a division of Seitel Inc., and JEBCO Seismic, L.P. Cheniere committed to reprocess all of the data from the Offshore Texas Project Area at a cost of approximately $8,500,000, payable in installments beginning in October 2000 and continuing through the final delivery of reprocessed data, which is expected to occur in 2002. Deliveries of reprocessed data began in May 2001. After the assumption of liabilities by Gryphon related to its purchase in 2001 of one license to the data and related to the March 2002 sale of Gryphon common stock, Cheniere has no existing or contingent liability related to seismic reprocessing as of March 31, 2002.

New Accounting Pronouncements

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

     In May 2001, the FASB issued SFAS No. 145, Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002. This Statement, among other matters, rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This Statement, as it relates to the rescission of Statement 4, shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. The Company does not believe the adoption of this Statement will have a material effect on its financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The Company produces and sells natural gas, crude oil and condensate. As a result, the Company's financial results can be significantly affected as these commodity prices fluctuate widely in response to changing market forces. The Company has not entered into any derivative transactions.

PART II. Other Information

Item 1. Legal Proceedings

     The Company has been and may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. Management regularly analyzes current information and as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management and legal counsel, as of March 31, 2002, there were no threatened or pending legal matters that would have a material impact on the Company's consolidated results of operations, financial position or cash flows.

     In February 2002, the Company received a copy of a lawsuit styled Fairfield Industries Incorporated (Fairfield) vs. Cheniere Energy, Inc. and Gryphon Exploration Company, which was filed in district court in Harris County, Texas. The lawsuit related to a seismic license agreement between Fairfield and Cheniere, which was later assigned to Gryphon. In the lawsuit, Fairfield alleged that Cheniere and Gryphon conspired to defraud the plaintiff of certain transfer payments, which may be owed by Cheniere in connection with the transfer to Gryphon of the initial seismic contributed at the time of its formation. In March 2002, Fairfield, Gryphon, and the Company settled this lawsuit. Existing and contingent obligations to Fairfield by Cheniere totaling $2,500,000 have been fully discharged through agreement by Gryphon to make current and contingent payments as part of the consideration for the transfer of 51,400 Gryphon common shares from Cheniere to Gryphon.

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

       3.2 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cheniere Energy, Inc. (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1999)

       3.3 By-laws of Cheniere as amended through April 7, 1997 Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K filed on March 29, 1999
                 (File No. 0-9092))

     (b) Cheniere made no filings on Form 8-K during the three months ended March 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CHENIERE ENERGY, INC.


                                      /s/ Don A. Turkleson
                                      ----------------------------------------
                                      Don A. Turkleson
                                      Chief Financial Officer (on behalf of the
                                      registrant and as principal accounting
                                      officer)


                                      Date: May 15, 2002