Form 10-Q
period 2002-06-30
CHENIERE ENERGY INC
filed 2002-08-14
CIK 3570

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

                  For the quarterly period ended June 30, 2002

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

As of August 14, 2002, there were 13,297,393 shares of Cheniere Energy, Inc. Common Stock, $.003 par value, issued and outstanding.

================================================================================

                             CHENIERE ENERGY, INC.
                               INDEX TO FORM 10-Q


                                                                       Page
                                                                       ----
Part I.  Financial Information

         Item 1. Consolidated Financial Statements

                 Consolidated Balance Sheet                              3

                 Consolidated Statement of Operations                    4

                 Consolidated Statement of Stockholders' Equity          5

                 Consolidated Statement of Cash Flows                    6

                 Notes to Consolidated Financial Statements              7

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    11

         Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk                                            16

Part II.  Other Information

         Item 1. Legal Proceedings                                      16

         Item 4. Submission of Matters to a Vote of Security Holders    17

         Item 5. Other Information                                      17

         Item 6. Exhibits and Reports on Form 8-K                       18

Signatures                                                              18

                             CHENIERE ENERGY, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEET

                                                                    June 30,      December 31,
                          ASSETS                                      2002            2001
                          ------
                                                                ---------------  --------------
                                                                  (Unaudited)
CURRENT ASSETS
   Cash                                                          $  1,165,259      $   610,718
   Accounts Receivable                                                 34,479          636,527
   Prepaid Expenses                                                   164,460           96,914
                                                                 ------------      -----------
     Total Current Assets                                           1,364,198        1,344,159

OIL AND GAS PROPERTIES, full cost method

   Proved Properties, net                                           1,073,682        1,929,124

   Unproved Properties, not subject to amortization                16,905,484       16,236,962
                                                                 ------------      -----------
     Total Oil and Gas Properties                                  17,979,166       18,166,086

LNG SITE COSTS                                                      1,600,000        1,350,000

FIXED ASSETS, net                                                     293,764          416,232


INVESTMENT IN UNCONSOLIDATED AFFILIATE                                      -        3,747,199
                                                                 ------------      -----------

     Total Assets                                                $ 21,237,128      $25,023,676
                                                                 ============      ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable                                                   735,067        1,464,812
   Accrued Liabilities                                              1,289,988          409,589
   Note Payable                                                       750,000                -
                                                                 ------------      -----------
     Total Current Liabilities                                      2,775,055        1,874,401

STOCKHOLDERS' EQUITY
   Preferred Stock, $.0001 par value
      Authorized: 5,000,000 shares
      Issued and Outstanding: none                                          -                -
   Common Stock, $.003 par value
      Authorized: 40,000,000 shares
      Issued and Outstanding: 13,297,393 shares                        39,892           39,892

   Additional Paid-in-Capital                                      41,343,662       41,133,868
   Accumulated Deficit                                            (22,921,481)     (18,024,485)
                                                                 ------------      -----------

     Total Stockholders' Equity                                    18,462,073       23,149,275
                                                                 ------------     ------------

     Total Liabilities and Stockholders' Equity                  $ 21,237,128     $ 25,023,676
                                                                 ============     ============

   The accompanying notes are an integral part of these financial statements.

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                            Three Months Ended          Six Months Ended
                                                                 June 30,                    June 30,
                                                        ----------------------------------------------------
                                                            2002          2001         2002         2001
                                                        -----------   ----------   ----------   ------------
Revenues
     Oil and Gas Sales                                   $   37,955   $  774,832   $  199,559   $ 1,746,488
                                                        -----------   ----------   ----------   ------------
          Total Revenues                                     37,955      774,832      199,559     1,746,488
                                                        -----------   ----------   ----------   ------------
Operating Costs and Expenses
     Production Costs                                        24,702       86,553       90,038       207,063
     Depreciation, Depletion and Amortization                65,781      432,734      180,472       760,632
     Ceiling Test Write-down                                      -    2,159,645            -     2,159,645
     General and Administrative Expenses
          LNG Terminal Development                        1,002,479      575,801    1,729,886       889,839
          Other                                             581,661      720,735    1,154,332     1,432,319
                                                        -----------   ----------   ----------   ------------
               General and Administrative Expenses        1,584,140    1,296,536    2,884,218     2,322,158
                                                        -----------   ----------   ----------   ------------
          Total Operating Costs and Expenses              1,674,623    3,975,468    3,154,728     5,449,498
                                                        -----------   ----------   ----------   ------------

Gain on Sale of Proved Oil and Gas Properties               340,257            -      340,257             -
                                                        -----------   ----------   ----------   ------------
Loss from Operations                                     (1,296,411)  (3,200,636)  (2,614,912)   (3,703,010)

Equity in Net Loss of Unconsolidated Affiliate             (970,938)    (588,889)  (2,184,847)   (1,007,430)
Loss on Early Extinguishment of Debt                       (100,544)           -     (100,544)            -
Interest Income                                               1,864        3,900        3,307        13,964
                                                        -----------   ----------   ----------   ------------

Loss Before Income Taxes                                 (2,366,029)  (3,785,625)  (4,896,996)   (4,696,476)

Provision for Income Taxes                                        -            -            -             -
                                                        -----------   ----------   ----------   ------------
Net Loss                                                $(2,366,029) $(3,785,625) $(4,896,996)  $(4,696,476)
                                                        ===========  ===========  ===========   ===========

Net Loss Per Share - Basic and Diluted                  $     (0.18) $     (0.29) $     (0.37)  $     (0.37)
                                                        ===========  ===========  ===========   ===========
Weighted Average Number of Shares Outstanding -
  Basic and Diluted                                      13,297,393   12,890,800   13,297,393    12,768,774
                                                        ===========  ===========  ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                            Common Stock             Additional                            Total
                                    -------------------------         Paid-In         Accumulated      Stockholders'
                                       Shares       Amount            Capital           Deficit           Equity
                                    -----------   -----------       ------------     -------------     --------------

Balance - December 31, 2000          12,547,393     $37,642          $39,382,789     $ (6,359,223)       $33,061,208
Issuances of Stock                      750,000       2,250            1,647,750                -          1,650,000
Issuances of Warrants                         -           -               93,000                -             93,000
Expenses Related to Offerings                 -           -               (6,671)               -             (6,671)
Net Loss                                      -           -                    -       (4,696,476)        (4,696,476)
                                    -----------     -------          -----------     ------------        -----------
Balance - June 30, 2001              13,297,393     $39,892          $41,116,868     $(11,055,699)       $30,101,061
                                    ===========     =======          ===========     ============        ===========

Balance - December 31, 2001          13,297,393     $39,892          $41,133,868     $(18,024,485)       $23,149,275
Issuances of Warrants                         -           -                    -          209,794            209,794
Net Loss                                      -           -                    -       (4,896,996)        (4,896,996)
                                    -----------     -------          -----------     ------------        -----------
Balance - June 30, 2002              13,297,393     $39,892          $41,343,662     $(22,921,481)       $18,462,073
                                    ===========     =======          ===========     ============        ===========

   The accompanying notes are an integral part of these financial statements.

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                         ----------------------------------
                                                                               2002             2001
                                                                         --------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                $(4,896,996)     $(4,696,476)
    Adjustments to Reconcile Net Loss to
       Net Cash Used in Operating Activities:
            Depreciation, Depletion and Amortization                            180,472          760,632
            Ceiling Test Write-down                                                  -         2,159,645
            Non-Cash Expense                                                     56,648          183,000
            Gain on Sale of Proved Oil and Gas Properties                      (340,257)             -
            Loss on Early Extinguishment of Debt                                100,544              -
            Equity in Net Loss of Unconsolidated Affiliate                    2,184,847        1,007,430
                                                                            -----------      -----------
                                                                             (2,714,742)        (585,769)
   Changes in Operating Assets and Liabilities
            Accounts Receivable                                                 225,555          (30,493)
            Prepaid Expenses                                                    (54,346)        (273,941)
            Accounts Payable and Accrued Liabilities                            845,499          757,191
                                                                            -----------      -----------
NET CASH USED IN OPERATING ACTIVITIES                                        (1,698,034)        (133,012)
                                                                            -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of Fixed Assets                                                    (2,266)        (350,113)
    Oil and Gas Property Additions                                             (755,524)      (2,750,200)
    Net Proceeds from Sale of Proved Oil and Gas Properties                   2,235,365              -
    Sale of Interest in Oil and Gas Prospects                                   150,000              -
    Sale of Oil and Gas Seismic Data                                                 -           853,197
    LNG Site Costs                                                             (125,000)             -
                                                                            -----------      -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                           1,502,575       (2,247,116)
                                                                            -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Issuances of Notes Payable                                  1,250,000              -
    Repayment of Note Payable                                                  (500,000)             -
    Sale of Common Stock                                                             -           500,000
    Offering Costs                                                                   -            (6,671)
                                                                            -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       750,000          493,329
                                                                            -----------      -----------
NET INCREASE/(DECREASE) IN CASH                                                 554,541       (1,886,799)

CASH - BEGINNING OF PERIOD                                                      610,718        1,888,562
                                                                            -----------      -----------
CASH - END OF PERIOD                                                        $ 1,165,259      $     1,763
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

         For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001. Interim results are not necessarily indicative of results to be expected for the full fiscal year ended December 31, 2002. Certain reclassifications have been made to conform prior period amounts to the current period presentation. These reclassifications have no effect on net income/(loss) or stockholders' equity.

New Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 143, Accounting for Asset Retirement Obligations (ARO), which requires that an asset retirement obligation be capitalized as part of the cost of the related long-lived asset and allocated to expense by using a systematic and rational method. Under this Statement, the ARO liability is recorded at its present value, and an entity is required to recognize changes in the ARO liability resulting from the passage of time and revisions in cash flow estimates. FAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company expects to adopt FAS 143 on January 1, 2003. The Company has not yet determined the impact that the adoption of FAS 143 will have on its earnings or statement of financial position.

     In May 2002, the FASB issued FAS 145, Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002. This Statement, among other matters, rescinds FAS 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FAS 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. FAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. FAS 145, as it relates to the rescission of FAS 4, shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods and which does not meet the extraordinary item criteria in Opinion 30 shall be reclassified. The Company early adopted FAS 145 in the second quarter of 2002 and reflected its loss on early extinguishment of debt as an ordinary loss in the statement of operations.

Note 2 - Oil and Gas Properties

         The Company follows the full cost method of accounting for its oil and gas properties. Under this method, all productive and nonproductive exploration and development costs incurred

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


for the purpose of finding oil and gas reserves are capitalized. In April 2002, Cheniere sold substantially all of its proved oil and gas reserves for $2,235,365 and recognized a gain on the sale of $340,257. In the first six months of 2002, the Company's exploration program has made discoveries of proved oil and gas reserves which have replaced approximately one half of the reserves it sold. The Company's ownership in these properties takes the form of an overriding royalty interest (ranging from 0.7% to 2.0%), convertible into a working interest (ranging from 0.6% to 8.4%) after payout. Accordingly, the Company will have no capital commitment related to these wells until after payout of the wells, which payouts are expected to begin occurring in the fourth quarter of 2003.

Note 3 - Note Payable

         In March 2002, the Company entered into a short-term bridge financing arrangement with an unrelated third party lender. The amount of the borrowing was $500,000. The term was 120 days. Interest was payable monthly at 10% per annum. Warrants were issued to the lender for the purchase of 150,000 shares of Cheniere common stock, exercisable at a price of $2.50 per share on or before March 7, 2012. Additionally, Cheniere extended the term to March 7, 2012 on existing warrants for the purchase of 255,417 shares held by parties affiliated with the lender. Based on the Black-Scholes model, the warrants issued (150,000 shares) and the extension of existing warrants (255,417 shares) in connection with this financing arrangement have an aggregate value of $241,939. Debt discount of $163,045 was recorded based on the relative fair values of the note payable and the warrants. An additional 50,000 warrants were required to be issued to the lender for each month or partial month for which the principal remained unpaid after April 7, 2002. The Company repaid the loan on April 22, 2002, resulting in a loss on early extinguishment of debt in the amount of $100,544, which is classified as an ordinary loss in the Company's statement of operations. Cheniere also issued an additional 50,000 warrants to the lender, valued at $24,054 based on the Black-Scholes model.

     In June 2002, Cheniere received $750,000 as a refundable payment for the sale of two options to purchase an aggregate of up to a 20% interest in its Freeport LNG receiving terminal project. In the event the first option is exercised, the payment is applied to the purchase price. In the event the option is not exercised, the payment is refundable, and repayment is secured by a note payable executed by Cheniere. The note is payable in full on July 15, 2003. It will bear interest at 8%, payable at maturity and accruing from the earlier of the time the option expires or the date the holder elects not to exercise. As of June 30, 2002, the note has not yet begun to bear interest. The note is secured by Cheniere's revenues, accounts receivable and other assets.

Note 4 - Investment in Unconsolidated Affiliate

         Cheniere accounts for its investment in Gryphon using the equity method of accounting because its participation on the Gryphon board of directors provides significant influence over the operating and financial policies of Gryphon. Cheniere's equity share of Gryphon's losses for the three months ended June 30, 2002 was $970,938, calculated by applying Cheniere's 100% common stock ownership interest to Gryphon's net loss of $2,080,000, reducing such result for Gryphon's preferred dividend arrearages of $1,327,091 and limiting the amount of loss recognized to the balance of Cheniere's investment in Gryphon as of March 31, 2002. In the second quarter of 2002, Cheniere limited the amount of loss recognized such that the basis of its investment in Gryphon was reduced to zero, but not below zero, because Cheniere does not guarantee any obligations of Gryphon and is not committed to provide additional financial support to Gryphon. The amount of

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Gryphon's net loss that has not yet been recorded by Cheniere was $2,437,124 at June 30, 2002. For the three months ended June 30, 2001, Cheniere's equity share of Gryphon's losses was $588,889, calculated by applying Cheniere's 100% common stock ownership interest to Gryphon's net income of $33,269 and reducing such result for Gryphon's preferred dividend arrearages of $622,158. At such time as Warburg converts its preferred shares to common shares, Cheniere's equity share of Gryphon's earnings (losses) will be calculated using the effective ownership interest at the time of such conversion, and will no longer be reduced by preferred dividends.

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

The financial position of Gryphon at June 30, 2002 and December 31, 2001 and the results of Gryphon's operations for the three and six months ended June 30, 2002 and 2001 are summarized as follows (in thousands):


                                                  June 30,     December 31,
                                                    2002          2001
                                              -------------   -------------
                                                (Unaudited)
Current assets                                     $30,164       $14,864
Oil and gas properties, full cost method
    Proved properties, net                          30,476        25,484
    Unproved properties                             31,411        28,067
                                                  ---------     --------
                                                    61,887        53,551
Fixed assets, net                                      579           616
                                                  ---------     ---------
    Total assets                                   $92,630       $69,031
                                                  =========     =========

Current liabilities                                $17,730       $ 5,001
Long-term liabilities                                  562             -
Deferred tax liabilities                             1,182         1,182
Stockholders' equity                                73,156        62,848
                                                  ---------     ---------
    Total liabilities and stockholders' equity     $92,630       $69,031
                                                  =========     =========


                                             Three Months               Six Months
                                            Ended June 30,            Ended June 30,
                                        ---------------------      ----------------------
                                           2002       2001           2002         2001
                                        ----------  ---------      ----------   ---------
                                             (Unaudited)                (Unaudited)

Revenues                               $   2,039      $183         $  3,904    $    394
Loss from continuing operations           (2,121)      (47)          (2,203)        (88)

Net income (loss)                         (2,080)       34           (2,130)        124

Cheniere's equity in losses from
  unconsolidated affiliate                  (971)     (589)          (2,185)     (1,007)


     In March 2002, Cheniere sold 51,400 shares of its Gryphon common stock to Gryphon,

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


subject to an option to repurchase the shares, thereby reducing its interest in Gryphon from 20.2% to 13.7% on an as-converted basis. Such sale was made in connection with the settlement of a lawsuit filed by Fairfield Industries Incorporated against Cheniere and Gryphon. In connection with its sale of Gryphon common stock to Gryphon, Cheniere has a one-year option to repurchase all or a portion of the 51,400 shares at a price of $50 per share if exercised within 120 days of the sale or at prices increasingly ratably thereafter to approximately $68 per share one year after the sale (approximately $57 per share as of August 14, 2002). As consideration for the shares, Gryphon agreed to make payments in full satisfaction of certain existing and contingent obligations of Cheniere totaling $3,561,692. Cheniere, Gryphon, and Fairfield Industries, Inc. reached a settlement agreement whereby a lawsuit and related claims asserted by Fairfield against Cheniere and Gryphon were dismissed. (See additional discussion of the claims and settlement thereof under "Legal Proceedings" on page 16 of this Quarterly Report.)

         The board of directors of Gryphon approved cash calls of $10,000,000 in May 2002 and $5,000,000 in July 2002. Cheniere elected not to participate in either of the cash calls. Warburg funded Cheniere's portion of the May 2002 cash call, reducing Cheniere's interest in Gryphon on an as-converted basis to 11.1%. Although Cheniere's as-converted ownership in Gryphon will be reduced to 10.4% if Warburg funds Cheniere's portion of the July cash call, Cheniere continues to exercise significant influence over the operating and financial policies of Gryphon through its participation on Gryphon's board of directors. As a result of continued dilution of Cheniere's ownership interest in Gryphon, Cheniere is no longer entitled to representation on Gryphon's board, however, the other directors on Gryphon's board have elected for Cheniere's board representation to continue. Cheniere holds an option to acquire 51,400 shares of Gryphon common stock for an amount, which increases ratably from $2,570,000 in July 2002 to approximately $3,474,000 in March 2003. If Cheniere were to exercise the option to purchase Gryphon shares, its as-converted ownership in Gryphon would increase to 15.6%.

Note 5 - Sale of Option for Interest in LNG Terminal Project

         In June 2002, the Company sold options to purchase up to a 20% interest in its planned LNG receiving terminal in Freeport, Texas. The exercise price for an initial 10% interest in the project is $1,500,000, consisting of a $750,000 payment made at signing and the balance payable upon exercise of the option. If the holder elects not to exercise the initial 10% option, Cheniere will repay the $750,000 on or prior to July 15, 2003 under the terms of its note payable (Note 3). In the event the initial 10% option is exercised, the holder will have the right to acquire an additional 10% interest in the project upon payment of an additional $1,500,000. The options will expire on December 15, 2002 or earlier upon the occurrence of certain events. The purchaser would also be responsible for its share of all project costs, subsequent to January 1, 2002.

Note 6 - Related Party Transactions

         In April 2002, Cheniere's president advanced amounts totaling $30,000 to the Company. Subsequent to its sale of producing oil and gas properties, Cheniere repaid the advances on April 25, 2002, with accrued interest at 10% per annum totaling $122.

Note 7 - Non-Cash Transactions

         In March 2002, the Company sold 51,400 shares of Gryphon common stock back to Gryphon in connection with the settlement of a lawsuit filed by Fairfield Industries Incorporated against Cheniere and Gryphon. The shares were valued at $1,562,352. The Company recorded $1,062,352 to oil and gas properties and $500,000 to accounts payable in connection with the transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company's unaudited consolidated financial statements and notes thereto relate to the three-month and six-month periods ended June 30, 2002 and 2001. These statements, the notes thereto and the consolidated financial statements included in the Company's Annual Report on Form 10?K/A for the year ended December 31, 2001 contain detailed information that should be referred to in conjunction with the following discussion.

Production and Product Prices

     Information concerning the Company's production and average prices received for the three-month and six-month periods ended June 30, 2002 and 2001 is presented in the following table:


                                           Three Months                 Six Months
                                          Ended June 30,              Ended June 30,
                                    -----------------------      ---------------------
                                         2002        2001           2002        2001
                                    -----------   ---------      --------    ---------
Production
       Oil (Bbls)                           18         924            490        1,525
       Gas (Mcf)                        12,342     173,975         80,432      307,943
       Gas equivalents (Mcfe)           12,450     179,519         83,372      317,093

Average sales prices
       Oil (per Bbl)                 $   24.00    $  27.28       $  20.00     $  29.56
       Gas (per Mcf)                 $    3.04    $   4.58       $   2.44     $   5.85
       Gas equivalents (per Mcfe)    $    3.05    $   4.58       $   2.47     $   5.82

Results of Operations

     Comparison of Three-Month Periods Ended June 30, 2002 and 2001 - The Company's operating results for the three months ended June 30, 2002 reflect a loss of $2,366,029, or $0.18 per share, compared to a loss of $3,785,625, or $0.29 per share a year earlier. The principal factors contributing to the $1,419,596 decrease in Cheniere's loss for the quarter were: (1) oil and gas activities, including the effects of a $2,159,645 ceiling test write-down in the 2001 period combined with a $340,257 gain on the sale of properties in 2002, offset by a decline in oil and gas operating results of $318,789 due to Cheniere's April 2002 sale of properties; (2) LNG related expenses, which increased $426,678 due to the commencement of engineering work related to the Company's plan to file for a permit in 2002; and (3) Cheniere's equity in net loss of unconsolidated affiliate, which increased $382,049.

     In the second quarter of 2002, Cheniere recorded oil and gas revenues of $37,955 compared to $774,832 a year earlier. Depreciation, depletion and amortization ("DD&A") of oil and gas property costs also decreased significantly to $9,979 for the 2002 quarter compared to $366,216 for the 2001 quarter. Production costs declined to $24,702 from $86,553 in 2001. The decreases in all areas of oil and gas operations are the result of lower production due to the Company's sale of its West Cameron Block 49 properties on April 22, 2002. The Company reported a $340,257 gain related to the sale.

     General and administrative ("G&A") expenses, net of amounts capitalized, were

$1,584,140 and $1,296,536 in the second quarters of 2002 and 2001, respectively. Total G&A expenses increased by $283,604 to $1,794,140 in the second quarter of 2002 from the total of $1,510,536 of a year earlier. Consulting fees increased by $478,719, principally related to permitting, environmental and regulatory work related to the LNG receiving terminal project. Legal fees decreased by $157,671, principally related to the decreased level of legal involvement in the LNG project in 2002 as compared to 2001. Offsetting total G&A expenses were amounts capitalized to the Company's oil and gas properties. Cheniere capitalizes as oil and gas property costs that portion of G&A expenses directly related to its exploration and development activities. Cheniere capitalized $210,000 in the second quarter of 2002 compared to $214,000 a year earlier.

         Cheniere accounts for its investment in Gryphon using the equity method of accounting because Cheniere's participation on the Gryphon board of directors provides significant influence over the operating and financial policies of Gryphon. Cheniere's equity share of Gryphon's losses for the three months ended June 30, 2002 was $970,938, calculated by applying Cheniere's 100% common stock ownership interest to Gryphon's net loss of $2,080,000, reducing such result for Gryphon's preferred dividend arrearages of $1,327,091 and limiting the amount of loss recognized to the balance of Cheniere's investment in Gryphon as of March 31, 2002. In the second quarter of 2002, Cheniere limited the amount of loss recognized such that the basis of its investment in Gryphon was reduced to zero, but not below zero, because Cheniere does not guarantee any obligations of Gryphon and is not committed to provide additional financial support to Gryphon. The amount of Gryphon's net loss that has not yet been recorded by Cheniere was $2,437,124 at June 30, 2002. For the three months ended June 30, 2001, Cheniere's equity share of Gryphon's losses was $588,889, calculated by applying Cheniere's 100% common stock ownership interest to Gryphon's net income of $33,269 and reducing such result for Gryphon's preferred dividend arrearages of $622,158. At such time as Warburg converts its preferred shares to common shares, Cheniere's equity share of Gryphon's earnings will be calculated at 11.1%, based on the number of Gryphon shares outstanding at June 30, 2002.

         Comparison of Six-Month Periods Ended June 30, 2002 and 2001 - The Company's operating results for the six months ended June 30, 2002 reflect a loss of $4,896,996, or $0.37 per share, compared to a loss of $4,696,476, or $0.37 per share a year earlier. The principal factors contributing to the $200,520 increase in Cheniere's loss for the quarter were: (1) oil and gas activities, including the effects of a $2,159,645 ceiling test write-down in the 2001 period combined with a $340,257 gain on the sale of properties in 2002, offset by a decline in oil and gas operating results of $850,975 for 2002 principally due to Cheniere's April 2002 sale of properties; (2) LNG related expenses, which increased $840,047 due to the commencement of engineering work related to the Company's plan to file for a permit in 2002; and (3) Cheniere's equity in net loss of unconsolidated affiliate, which increased $1,177,417.

         In the first half of 2002, Cheniere recorded oil and gas revenues of $199,559 compared to $1,746,488 a year earlier. The $1,546,929 decrease in revenues results from: (1) the Company's sale of its West Cameron Block 49 producing oil and gas properties on April 22, 2002; (2) a decline in production rates due to depletion of currently producing zones and due to mechanical problems on one of the Company's active two wells in 2002, which caused it to be off production for the two months prior to their sale; and (3) the decline in product prices between periods which created a negative price variance of approximately $280,000.

         Depreciation, depletion and amortization ("DD&A") of oil and gas property costs decreased to $67,940 from $646,869 and production costs decreased to $90,038 from $207,063 for the 2002 period as compared to 2001 because of the production decline described above in the discussion of Cheniere's revenues.

         G&A expenses, net of amounts capitalized, were $2,884,218 and $2,322,158 in the first six months of 2002 and 2001, respectively. Total G&A expenses increased by $549,060 to $3,292,218 in the first half of 2002 from the total of $2,743,158 of a year earlier. Consulting fees increased by $835,072, principally related to permitting, environmental and regulatory work related to the LNG receiving terminals project. Legal fees decreased by $293,951, principally related to the decreased level of legal involvement in the LNG project in 2002 as compared to 2001. Offsetting total G&A expenses were amounts capitalized to the Company's oil and gas properties. Cheniere capitalizes as oil and gas property costs that portion of G&A expenses directly related to its exploration and development activities. Cheniere capitalized $408,000 in the first half of 2002 compared to $421,000 a year earlier.

     Cheniere accounts for its investment in Gryphon using the equity method of accounting because Cheniere's participation on the Gryphon board of directors provides significant influence over the operating and financial policies of Gryphon. Cheniere's equity share of Gryphon's losses for the six months ended June 30, 2002 was $2,184,847, calculated by applying Cheniere's 100% common stock ownership interest to Gryphon's net loss of $2,130,000, reducing such result for Gryphon's preferred dividend arrearages of $2,491,968 and limiting the cumulative amount of net loss recognized to the balance of Cheniere's investment in Gryphon. In the second quarter of 2002, Cheniere limited the amount of loss recognized such that the basis of its investment in Gryphon was reduced to zero, but not below zero, because Cheniere does not guarantee any obligations of Gryphon and is not committed to provide additional financial support to Gryphon. The amount of Gryphon's net loss that has not yet been recorded by Cheniere was $2,437,124 at June 30, 2002. For the six months ended June 30, 2001, Cheniere's equity share of Gryphon's losses was $1,007,430, calculated by applying Cheniere's 100% common stock ownership interest to Gryphon's net income of $123,519 and reducing such result for Gryphon's preferred dividend arrearages of $1,130,949. At such time as Warburg converts its preferred shares to common shares, Cheniere's equity share of Gryphon's earnings will be calculated at 11.1%, based on the number of Gryphon shares outstanding at June 30, 2002.

Liquidity and Capital Resources

     Cash balances and cash flows from current operations will not be adequate to meet the future liquidity requirements of the Company. In addition to its operating expenses, the Company will need to finance approximately $8,000,000 of costs and expenses in connection with the permitting, environmental and regulatory work planned for 2002 and 2003, related to the development of Cheniere's initial LNG receiving terminal. As a result, there is uncertainty about the Company's ability to continue as a going concern. The Company expects that future liquidity requirements will be met by one or more of the following: sale of all or a portion of the Company's interest in oil and gas properties, sales of portions of its working interest in the prospects within its exploration program, sale to an industry partner of a participation in the Company's exploration program, sale of Cameron Project 3D seismic data licenses, sale of all or a portion of its investment in Gryphon, sale of a participation interest in the Company's LNG project, sale of options on throughput capacity for the Company's planned LNG terminals and/or additional offerings of the Company's equity securities. Management expects to meet all of its liquidity requirements through December 31, 2002 through such sources. In the event that the Company is unable to obtain additional capital from one or more of these sources, its financial position and operations could be adversely affected.

Cash Flow from Operating Activities

     On April 22, 2002, Cheniere sold its producing oil and gas properties for $2,235,365, with an effective date of January 1, 2002. The Company continues to own an overriding royalty interest (less than 1%) in a well which began production in February 2002. During 2002, Cheniere's partners have drilled an additional four discoveries on prospects sold by Cheniere, and the Company expects that additional wells will be drilled on prospects it has sold to industry partners. Cheniere retains an overriding royalty interest and/or a working interest in these wells. The Company expects oil and gas revenues will not be significant until late 2003 when the wells are projected to reach payout, at which time Cheniere will be able to convert its overriding royalty interests into larger working interest positions in these wells.

Note Payable

         In March 2002, the Company entered into a short-term bridge financing arrangement with an unrelated third party lender. The amount of the borrowing was $500,000. The term was 120 days. Interest was payable monthly at 10% per annum. Warrants were issued to the lender for the purchase of 150,000 shares of Cheniere common stock, exercisable at a price of $2.50 per share on or before March 7, 2012. Additionally, Cheniere extended the term to March 7, 2012 on existing warrants for the purchase of 255,417 shares held by parties affiliated with the lender. Based on the Black-Scholes model, the warrants issued (150,000 shares) and the extension of existing warrants (255,417 shares) in connection with this financing arrangement have an aggregate value of $241,939. Debt discount of $163,045 was recorded based on the relative fair values of the note payable and the warrants. An additional 50,000 warrants were required to be issued to the lender for each month or partial month for which the principal remained unpaid after April 7, 2002. The Company repaid the loan on April 22, 2002, resulting in a loss on early extinguishment of debt in the amount of $100,544, which is classified as an ordinary loss in the Company's statement of operations. Cheniere also issued an additional 50,000 warrants to the lender, valued at $24,054 based on the Black-Scholes model.

     In June 2002, Cheniere received $750,000 as a refundable payment for the sale of two options to purchase an aggregate of up to a 20% interest in its Freeport LNG receiving terminal project. In the event the first option is exercised, the payment is applied to the purchase price. In the event the option is not exercised, the payment is refundable, and repayment is secured by a note payable executed by Cheniere. The note is payable in full on July 15, 2003. It will bear interest at 8%, payable at maturity and accruing from the earlier of the time the option expires or the date the holder elects not to exercise. As of June 30, 2002, the note has not yet begun to bear interest. The note is secured by Cheniere's revenues, accounts receivable and other assets.

Exploration Funding

     On October 11, 2000, Cheniere completed a transaction with Warburg to fund its exploration program on approximately 8,800 square miles of seismic data in the Gulf of Mexico through a newly formed affiliated company, Gryphon. Cheniere contributed selected assets and liabilities in exchange for 100% of the common stock of Gryphon (36.8% effective interest after conversion of preferred stock) and $2,000,000 in cash. Such assets included: Cheniere's seismic data license covering 8,800 square miles offshore Louisiana, certain offshore leases, a prospect then being drilled, its exploration agreement with an industry partner and certain other assets and liabilities. Warburg contributed $25,000,000 and received preferred stock, with an 8% cumulative dividend, convertible into 63.2% of Gryphon's common stock. Cheniere and Warburg also had options, under certain circumstances, to contribute an additional $75,000,000 to Gryphon, proportionate to their respective ownership interests. As of June 30, 2002, Warburg has funded an additional $45,000,000, making its total cash contributions to Gryphon $70,000,000. The effect of Cheniere's decision not to fund these subsequent cash calls to date, and the effect of sales of Gryphon common stock held by Cheniere back to Gryphon, have reduced Cheniere's effective ownership in Gryphon to 11.1% as of August 14, 2002. On July 25, 2002, the Company received a cash call from Gryphon for $5,000,000, ($556,855 net to Cheniere) payable by September 3, 2002. The Company has elected not to participate in this cash call. If Warburg funds Cheniere's portion, as they are entitled to do, and as they have done since the formation of Gryphon, the Company's ownership interest in Gryphon on an as-converted basis will be further reduced to 10.4%.

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

Seismic Reprocessing

     Between June 2000 and October 2000, Cheniere acquired licenses to approximately 6,800 square miles of seismic data primarily in the shallow waters offshore Texas and also in the West Cameron area in the Gulf of Mexico (the "Offshore Texas Project Area") in separate transactions with Seitel Data Ltd., a division of Seitel Inc., and JEBCO Seismic, L.P. Cheniere committed to reprocess all of the data from the Offshore Texas Project Area at a cost of approximately $8,500,000, payable in installments beginning in October 2000 and continuing through the final delivery of reprocessed data, which was expected to occur in 2002. Deliveries of reprocessed data began in May 2001. After the assumption of liabilities by Gryphon related to its purchase in 2001 of one license to the data and related to the March 2002 sale of 51,400 shares of its Gryphon common stock back to Gryphon (Note 4), Cheniere has no existing or contingent liability related to seismic reprocessing as of June 30, 2002.

Recently Issued Statements of Financial Accounting Standards

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 143, Accounting for Asset Retirement Obligations (ARO), which requires that an asset retirement obligation be capitalized as part of the cost of the related long-lived asset and allocated to expense by using a systematic and rational method. Under this Statement, the ARO liability is recorded at its present value, and an entity is required to recognize changes in the ARO liability resulting from the passage of time and revisions in cash flow estimates. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company expects to adopt FAS 143 on January 1, 2003. The Company has not yet determined the impact that the adoption of FAS 143 will have on its earnings or statement of financial position.

     In May 2002, the FASB issued FAS 145, Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002. This Statement, among other matters, rescinds FAS 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FAS 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. FAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. FAS 145, as it relates to the rescission of FAS 4, shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods and which does not meet the extraordinary item criteria in Opinion 30 shall be reclassified. The Company early adopted FAS 145 in the second quarter of 2002 and reflected its loss on early extinguishment of debt as an ordinary loss in the statement of operations.

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

     All statements, other than statements of historical facts so included in this report that address activities, events or developments that the Company intends, expects, projects, believes, or anticipates will or may occur in the future are forward-looking statements within the meaning of the Act, including, without limitation; (i) statements regarding the Company's business strategy, plans and objectives and (ii) statements expressing beliefs and expectations regarding the ability of the Company to secure the leases necessary to facilitate anticipated drilling activities, the ability of the Company to attract additional working interest owners to participate in its exploration and development activities and the ability of the Company to fund the development phase of its LNG project, and to obtain the appropriate permits and environmental approvals necessary to begin construction of an LNG terminal. These forward-looking statements are, and will be, based on management's then current views and assumptions regarding future events.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company produces and sells natural gas, crude oil and condensate. As a result, the Company's financial results can be significantly affected as these commodity prices fluctuate widely in response to changing market forces. The Company has not entered into any derivative transactions as of June 30, 2002.

PART II.  Other Information

Item 1.  Legal Proceedings

         The Company has been and may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. Management regularly analyzes current information and as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management and legal counsel, as of

June 30, 2002, there were no threatened or pending legal matters that would have a material impact on the Company's consolidated results of operations, financial position or cash flows.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Company held an annual meeting of its stockholders on May 23, 2002. The following individuals were elected to the Board of Directors: Nuno Brandolini, Keith F. Carney, Paul J. Hoenmans, John K. Howie, Charles M. Reimer, Charif Souki and Walter L. Williams. In addition to the election of Directors, the following matters were submitted to a vote and approved by stockholders: the amendment of the Company's 1997 Stock Option Plan to increase the number of shares subject to the plan from 1,500,000 to 2,000,000; and the ratification and approval of the appointment of PricewaterhouseCoopers LLP as independent accountants for the year ended December 31, 2002. There were 13,297,393 shares of common stock outstanding and eligible to vote as of the record date of April 1, 2002. The results of voting on these matters is summarized in the following table:


                                               Votes        Abstentions or
Description                  Votes For        Against      Broker Non-Votes
-----------                  ---------        -------      ----------------
Nuno Brandolini              7,505,848        - 0 -             44,425
Keith F. Carney              7,505,848        - 0 -             44,425
Paul J. Hoenmans             7,505,848        - 0 -             44,425
John K. Howie                7,505,848        - 0 -             44,425
Charles M. Reimer            7,505,848        - 0 -             44,425
Charif Souki                 7,505,848        - 0 -             44,425
Walter L. Williams           7,505,848        - 0 -             44,425
Amend Stock Option Plan      7,320,644      227,227              2,402
Independent Accountants      7,545,827        1,097              3,349


Item 5.  Other Information

         Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the Chief Executive Officer and the Chief Financial Officer of the Company has certified that the Quarterly Report of the Company on Form 10-Q for the period ended June 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Item  6.  Exhibits and Reports on Form 8-K

(a) Each of the following exhibits is incorporated by reference or filed herewith:

Exhibit No.    Description
-----------    -----------

    3.1 Amended and Restated Certificate of Incorporation of Cheniere Energy, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1999 (File No. 0-09092))

    3.2 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cheniere Energy, Inc. (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1999 (File No. 0-09092))

    3.3 By-laws of Cheniere as amended through April 7, 1997 (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K filed on March 29, 1999 (File No. 0-9092))

   99.1        Certification of Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   99.2        Certification of Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                                          Date: August 14, 2002