Form 10-Q
period 2002-09-30
CHENIERE ENERGY INC
filed 2002-11-12
CIK 3570

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

                For the quarterly period ended September 30, 2002

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

As of November 11, 2002, there were 13,297,393 shares of Cheniere Energy, Inc. Common Stock, $.003 par value, issued and outstanding.

================================================================================

                              CHENIERE ENERGY, INC.
                               INDEX TO FORM 10-Q

                                                                                           Page
                                                                                           ----
Part I.  Financial Information

         Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheet                                                 3

                  Consolidated Statement of Operations                                       4

                  Consolidated Statement of Stockholders' Equity                             5

                  Consolidated Statement of Cash Flows                                       6

                  Notes to Consolidated Financial Statements                                 7

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                     12

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                18

         Item 4.  Disclosure Controls and Procedures                                        18

Part II. Other Information

         Item 1.  Legal Proceedings                                                         18

         Item 5.  Other Information                                                         18

         Item 6.  Exhibits and Reports on Form 8-K                                          19

Signatures                                                                                  20

Certification by Chief Executive Officer Pursuant to Securities
Exchange Act Rule 13a-14                                                                    21

Certification by Chief Financial Officer Pursuant to Securities
Exchange Act Rule 13a-14                                                                    22

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                               September 30,           December 31,
ASSETS                                                             2002                   2001
                                                               -------------           ------------
                                                                (Unaudited)
CURRENT ASSETS
   Cash                                                       $  1,032,013           $    610,718
   Accounts Receivable                                              23,651                636,527
   Prepaid Expenses                                                139,635                 96,914
                                                              ------------           ------------
     Total Current Assets                                        1,195,299              1,344,159

OIL AND GAS PROPERTIES, full cost method
   Proved Properties, net                                        1,014,633              1,929,124
   Unproved Properties, not subject to amortization             16,214,095             16,236,962
                                                              ------------           ------------
     Total Oil and Gas Properties                               17,228,728             18,166,086

LNG SITE COSTS                                                   1,525,000              1,350,000

FIXED ASSETS, net                                                  251,186                416,232

INVESTMENT IN UNCONSOLIDATED AFFILIATE                                   -              3,747,199
                                                              ------------           ------------
     Total Assets                                             $ 20,200,213           $ 25,023,676
                                                              ============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
   Accounts Payable                                           $  1,822,650           $  1,464,812
   Accrued Liabilities                                             640,462                409,589
   Note Payable                                                    750,000                      -
                                                              ------------           ------------
     Total Current Liabilities                                   3,213,112              1,874,401

STOCKHOLDERS' EQUITY
   Preferred Stock, $.0001 par value
      Authorized: 5,000,000 shares
      Issued and Outstanding: none                                       -                      -
   Common Stock, $.003 par value
      Authorized: 40,000,000 shares
      Issued and Outstanding: 13,297,393 shares                     39,892                 39,892
   Additional Paid-in-Capital                                   41,343,662             41,133,868
   Accumulated Deficit                                         (24,396,453)           (18,024,485)
                                                              ------------           ------------
     Total Stockholders' Equity                                 16,987,101             23,149,275
                                                              ------------           ------------
     Total Liabilities and Stockholders' Equity               $ 20,200,213           $ 25,023,676
                                                              ============           ============


   The accompanying notes are an integral part of these financial statements.

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)




                                                                           Three Months Ended              Nine Months Ended
                                                                               September 30,                  September 30,
                                                                        -----------------------         -----------------------
                                                                         2002             2001           2002             2001
                                                                        ------           ------         ------           ------
Revenues
     Oil and Gas Sales                                              $     21,998    $    395,540    $    221,557    $  2,142,028
                                                                    ------------    ------------    ------------    ------------
       Total Revenues                                                     21,998         395,540         221,557       2,142,028
                                                                    ------------    ------------    ------------    ------------
Operating Costs and Expenses
     Production Costs                                                       --            68,943          90,038         276,006
     Depreciation, Depletion and Amortization                            133,910         332,570         314,382       1,093,202
     Ceiling Test Write-down                                                --         2,966,603            --         5,126,248
     General and Administrative Expenses
      LNG Terminal Development                                         1,015,058         536,215       2,744,944       1,426,054
      Other                                                              351,032         621,359       1,505,364       2,053,678
                                                                    ------------    ------------    ------------    ------------
           General and Administrative Expenses                         1,366,090       1,157,574       4,250,308       3,479,732
                                                                    ------------    ------------    ------------    ------------
       Total Operating Costs and Expenses                              1,500,000       4,525,690       4,654,728       9,975,188
                                                                    ------------    ------------    ------------    ------------
Gain on Sale of Proved Oil and Gas Properties                               --              --           340,257            --
                                                                    ------------    ------------    ------------    ------------
Loss from Operations                                                  (1,478,002)     (4,130,150)     (4,092,914)     (7,833,160)
Equity in Net Loss of Unconsolidated Affiliate                              --          (929,482)     (2,184,847)     (1,936,912)
Loss on Early Extinguishment of Debt                                        --              --          (100,544)           --
Interest Income                                                            3,030           1,717           6,337          15,681
                                                                    ------------    ------------    ------------    ------------
Loss Before Income Taxes                                              (1,474,972)     (5,057,915)     (6,371,968)     (9,754,391)
Provision for Income Taxes                                                  --              --              --              --
                                                                    ------------    ------------    ------------    ------------
Net Loss                                                            $ (1,474,972)   $ (5,057,915)   $ (6,371,968)   $ (9,754,391)
                                                                    ============    ============    ============    ============
Net Loss Per Share - Basic and Diluted                              $      (0.11)   $      (0.38)   $      (0.48)   $      (0.75)
                                                                    ============    ============    ============    ============
Weighted Average Number of Shares Outstanding - Basic and Diluted     13,297,393      13,297,393      13,297,393      12,946,917
                                                                    ============    ============    ============    ============


The accompanying notes are an integral part of these financial statements.

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                       Common Stock       Additional                       Total
                                  ---------------------     Paid-In      Accumulated    Stockholders'
                                    Shares      Amount      Capital        Deficit         Equity
                                   --------    --------   -----------    -----------    -------------
Balance - December 31, 2000       12,547,393   $37,642   $39,382,789    $ (6,359,223)   $33,061,208

Issuances of Stock                   750,000     2,250     1,647,750            --        1,650,000
Issuance of Warrants                    --        --          93,000            --           93,000
Expenses Related to Offerings           --        --          (6,671)           --           (6,671)
Net Loss                                --        --            --        (9,754,391)    (9,754,391)
                                  ----------   -------   -----------    ------------    -----------
Balance - September 30, 2001      13,297,393   $39,892   $41,116,868    $(16,113,614)   $25,043,146
                                  ==========   =======   ===========    ============    ===========
Balance - December 31, 2001       13,297,393   $39,892   $41,133,868    $(18,024,485)   $23,149,275
Issuances of Warrants                   --        --         209,794            --          209,794
Net Loss                                --        --            --        (6,371,968)    (6,371,968)
                                  ----------   -------   -----------    ------------    -----------
Balance - September 30, 2002      13,297,393   $39,892   $41,343,662    $(24,396,453)   $16,987,101
                                  ==========   =======   ===========    ============    ===========

The accompanying notes are an integral part of these financial statements.

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                   Nine Months Ended
                                                                      September 30,
                                                                 ---------------------
                                                                  2002           2001
                                                                 ------         ------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                  $(6,371,968)   $(9,754,391)
    Adjustments to Reconcile Net Loss to
       Net Cash Used in Operating Activities:
            Depreciation, Depletion and Amortization              314,382      1,093,202
            Ceiling Test Write-down                                  --        5,126,248
            Non-Cash Expense                                       56,648        273,000
            Gain on Sale of Proved Oil and Gas Properties        (340,257)          --
            Loss on Early Extinguishment of Debt                  100,544           --
            Equity in Net Loss of Unconsolidated Affiliate      2,184,847      1,936,912
                                                              -----------    -----------
                                                               (4,055,804)    (1,325,029)
   Changes in Operating Assets and Liabilities
            Accounts Receivable                                   236,384        608,313
            Prepaid Expenses                                      (37,921)      (135,833)
            Accounts Payable and Accrued Liabilities            1,408,556       (240,471)
                                                              -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                          (2,448,785)    (1,093,020)
                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of Fixed Assets                                      (6,217)      (355,338)
    Oil and Gas Property Additions                             (1,062,327)    (2,734,086)
    Net Proceeds from Sale of Proved Oil and Gas Properties     2,235,365           --
    Sale of Interest in Oil and Gas Prospects                     378,259           --
    Sale of Oil and Gas Seismic Data                              825,000      2,853,197
    LNG Site Costs                                               (250,000)      (125,000)
                                                              -----------    -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             2,120,080       (361,227)
                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Issuances of Notes Payable                    1,250,000           --
    Repayment of Note Payable                                    (500,000)          --
    Sale of Common Stock                                             --          500,000
    Offering Costs                                                   --           (6,671)
                                                              -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         750,000        493,329
                                                              -----------    -----------
NET INCREASE/(DECREASE) IN CASH                                   421,295       (960,918)

CASH - BEGINNING OF PERIOD                                        610,718      1,888,562
                                                              -----------    -----------
CASH - END OF PERIOD                                          $ 1,032,013    $   927,644
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

Note 2 - Oil and Gas Properties

     The Company follows the full cost method of accounting for its oil and gas properties. Under this method, all productive and nonproductive exploration and development costs incurred for the purpose of finding oil and gas reserves are capitalized. In April 2002, Cheniere sold substantially all of its proved oil and gas reserves for $2,235,365 and recognized a gain on the sale of $340,257. In the first nine months of 2002, the Company's exploration program has made discoveries of proved oil and gas reserves which have replaced approximately one half of the

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)



reserves it sold. The Company's ownership in these properties takes the form of an overriding royalty interest, convertible into a working interest after payout. Accordingly, the Company will have no capital commitment related to these wells until after payout of the wells, which payouts are currently expected to begin occurring in the fourth quarter of 2003.

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

     In June 2002, Cheniere received $750,000 as a refundable payment for the sale of two options to purchase an aggregate of up to a 20% interest in its Freeport LNG receiving terminal project. In the event the first option is exercised, the payment is applied to the purchase price. In the event the option is not exercised, the payment is refundable, and repayment is secured by a note payable executed by Cheniere. The note is payable in full on July 15, 2003. It will bear interest at 8%, payable at maturity and accruing from the earlier of the time the option expires or the date the holder elects not to exercise. As of September 30, 2002, the note has not yet begun to bear interest. The note is secured by Cheniere's revenues, accounts receivable and other assets.

Note 4 - Investment in Unconsolidated Affiliate

     Cheniere accounts for its investment in Gryphon using the equity method of accounting because its participation on the Gryphon board of directors provides significant influence over the operating and financial policies of Gryphon. Cheniere's equity share of Gryphon's losses for the three months ended September 30, 2002 was zero, calculated by applying Cheniere's 100% common stock ownership interest to Gryphon's net income of $1,429,000, reducing such result for Gryphon's preferred dividend arrearages of $1,563,094 and limiting the amount of loss recognized to the balance of Cheniere's investment in Gryphon as of June 30, 2002. In the second quarter of 2002, Cheniere's basis of its investment in Gryphon was reduced to zero, but not below zero, because Cheniere does not guarantee any obligations of Gryphon and is not committed to provide additional financial support to Gryphon. The amount of Gryphon's net loss that has not yet been recorded by Cheniere was $2,571,218 at September 30, 2002. For the three months ended September 30, 2001, Cheniere's equity share of Gryphon's losses was $929,482, calculated by applying Cheniere's 100% common stock ownership interest to Gryphon's net loss of $46,074 and

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)


reducing such result for Gryphon's preferred dividend arrearages of $883,408. At such time as Warburg, Pincus Equity Partners, L.P. ("Warburg") converts its preferred shares to common shares, Cheniere's equity share of Gryphon's earnings (losses) will be calculated using the effective ownership interest at the time of such conversion, and will no longer be reduced by preferred dividends.

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

     The financial position of Gryphon at September 30, 2002 and December 31, 2001 and the results of Gryphon's operations for the three and nine months ended September 30, 2002 and 2001 are summarized as follows (in thousands):

                                                   September 30,        December 31,
                                                        2002                2001
                                                   -------------        ------------
                                                    (Unaudited)
Current assets                                       $  22,363            $ 14,864
Oil and gas properties, full cost method
    Proved properties, net                              42,997              25,484
    Unproved properties                                 32,607              28,067
                                                     ---------            --------
                                                        75,604              53,551
Fixed assets, net                                          546                 616
                                                     ---------            --------
    Total assets                                     $  98,513            $ 69,031
                                                     =========            ========
Current liabilities                                  $  17,746            $  5,001
Deferred tax liabilities                                 1,182               1,182
Stockholders' equity                                    79,585              62,848
                                                     ---------            --------
    Total liabilities and stockholders' equity       $  98,513            $ 69,031
                                                     =========            ========


                                   Three Months Ended      Nine Months Ended
                                      September 30,          September 30,
                                 ---------------------   ---------------------
                                   2002        2001         2002        2001
                                 --------   ----------   ---------    --------
                                      (Unaudited)             (Unaudited)
Revenues                         $ 3,046     $  274      $  6,950   $    668
Income (loss) from continuing
  operations                       1,365       (157)         (838)      (245)
Net income (loss)                  1,429        (46)         (701)        78
Cheniere's equity in losses
  from unconsolidated affiliate        -       (930)       (2,185)    (1,937)

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)

     In March 2002, Cheniere sold 51,400 shares of its Gryphon common stock to Gryphon, subject to an option to repurchase the shares, thereby reducing its interest in Gryphon from 20.2% to 13.7% on an as-converted basis. Such sale was made in connection with the settlement of a lawsuit filed by Fairfield Industries Incorporated against Cheniere and Gryphon. In connection with its sale of Gryphon common stock to Gryphon, Cheniere has a one-year option to repurchase all or a portion of the 51,400 shares at a price of $50 per share if exercised within 120 days of the sale or at prices increasingly ratably thereafter to approximately $68 per share one year after the sale (approximately $61 per share as of November 11, 2002). As consideration for the shares, Gryphon agreed to make payments in full satisfaction of certain existing and contingent obligations of Cheniere totaling $3,561,692. Cheniere, Gryphon, and Fairfield Industries, Inc. reached a settlement agreement whereby a lawsuit and related claims asserted by Fairfield against Cheniere and Gryphon were dismissed. (See additional discussion of the claims and settlement thereof under "Legal Proceedings" on page 18 of this Quarterly Report.)

     The board of directors of Gryphon approved cash calls of $5,000,000 in July 2002 and $10,000,000 in October 2002. Cheniere elected not to participate in either of the cash calls. Warburg funded Cheniere's portion of the July and October 2002 cash calls, reducing Cheniere's interest in Gryphon on an as-converted basis to 9.3%. Although Cheniere's as-converted ownership in Gryphon has been reduced to 9.3%, Cheniere continues to exercise significant influence over the operating and financial policies of Gryphon through its participation on Gryphon's board of directors. As a result of continued dilution of Cheniere's ownership interest in Gryphon, Cheniere is no longer entitled to representation on Gryphon's board, however, the other directors on Gryphon's board have elected for Cheniere's board representation to continue. Cheniere holds an option to acquire 51,400 shares of Gryphon common stock for an amount, which increases ratably from $2,570,000 in July 2002 to approximately $3,474,000 in March 2003. If Cheniere were to exercise the option to purchase Gryphon shares, its as-converted ownership in Gryphon would increase to approximately 14.0%.

Note 5 - Sale of Interest in LNG Terminal Project

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

     In August 2002, Cheniere entered into an agreement with entities controlled by Michael S. Smith to sell a 60% interest in its planned LNG receiving facility at Freeport, Texas. Cheniere's Freeport LNG project will be acquired by Freeport LNG Development, L.P. ("Freeport LNG"), in which Cheniere will own a 40% interest. Freeport LNG will pay Cheniere $5,000,000 in cash and will spend up to $9,000,000 to obtain permits and prepare the project for the construction phase with no further contribution by Cheniere. After contribution of the full $9,000,000, additional expenses will be borne by the parties pro rata based on their respective ownership interests. The cash payments to Cheniere are payable:
$1,000,000 at closing, which is to occur on or before December 13, 2002 unless extended by the parties; $750,000 on July 15, 2003 and October 15, 2003; and $2,500,000 30 days after all construction permits are obtained. Upon the signing of a definitive lease agreement for the Freeport, Texas terminal site, Freeport LNG will also

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)


pay to Cheniere $650,000 for related costs and expenses, which amount would be reimbursable by Cheniere should the sale to Freeport LNG not be completed.

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

Note 8 - Subsequent Events

     On October 18, 2002, the Company received a cash call from Gryphon for $10,000,000, ($1,047,486 net to Cheniere) payable by November 5, 2002. The Company elected not to participate in this cash call. With Warburg's funding of Cheniere's portion of the cash call, the Company's ownership interest in Gryphon on an as-converted basis was reduced to 9.3%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company's unaudited consolidated financial statements and notes thereto relate to the three-month and nine-month periods ended September 30, 2002 and 2001. These statements, the notes thereto and the consolidated financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001 contain detailed information that should be referred to in conjunction with the following discussion.

Production and Product Prices

     Information concerning the Company's production and average prices received for the three-month and nine-month periods ended September 30, 2002 and 2001 is presented in the following table:

                                           Three Months                 Nine Months
                                        Ended September 30,         Ended September 30,
                                       ----------------------     -----------------------
                                         2002         2001          2002          2001
                                       ---------    ---------     --------      ---------
Production
       Oil (Bbls)                            -           355          490          1,880
       Gas (Mcf)                         6,735       141,037       87,167        448,980
       Gas equivalents (Mcfe)            6,735       143,167       90,107        460,260

Average sales prices
       Oil (per Bbl)                   $     -     $   26.15      $ 20.00       $  28.92
       Gas (per Mcf)                   $  3.27     $    2.90      $  2.51       $   4.92
       Gas equivalents (per Mcfe)      $  3.27     $    2.92      $  2.53       $   4.94

Results of Operations

     Comparison of Three-Month Periods Ended September 30, 2002 and 2001 - The Company's operating results for the three months ended September 30, 2002 reflect a loss of $1,474,972, or $0.11 per share, compared to a loss of $5,057,915, or $0.38 per share a year earlier. The principal factors contributing to the $3,582,943 decrease in Cheniere's loss for the quarter were:
(1) oil and gas activities, including the effects of a $2,966,603 ceiling test write-down in the 2001 period; (2) LNG related expenses, which increased $571,007 due to the commencement of engineering work related to the Company's preparation in 2002 for regulatory filings related to its Freeport, Texas LNG receiving terminal site; (3) other general and administrative expenses, which decreased by $270,327; and (4) Cheniere's equity in net loss of unconsolidated affiliate, which decreased $929,482.

     In the third quarter of 2002, Cheniere recorded oil and gas revenues of $21,998 compared to $395,540 a year earlier. Depreciation, depletion and amortization ("DD&A") of oil and gas property costs also decreased significantly to $3,981 for the 2002 quarter compared to $292,059 for the 2001 quarter. Production costs declined to zero from $68,943 in 2001. The decreases in all areas of oil and gas operations are the result of lower production due to the Company's sale of its West Cameron Block 49 properties on April 22, 2002.

     General and administrative ("G&A") expenses, net of amounts capitalized, were $1,366,090 and $1,157,574 in the third quarters of 2002 and 2001, respectively. Total G&A expenses increased by $232,516 to $1,577,090 in the third quarter of 2002 from the total of $1,344,574 of a year earlier. Consulting fees increased by $339,242, principally related to permitting, environmental and regulatory work related to the LNG receiving terminal project. Investor relations expense decreased by $73,496, principally related to a non-cash issuance of warrants valued at $93,000 granted to a consultant in the 2001 quarter to purchase 50,000 shares of Cheniere common stock. Offsetting total G&A expenses were amounts capitalized to the Company's oil and gas properties. Cheniere capitalizes as oil and gas property costs that portion of G&A expenses directly related to its exploration and development activities. Cheniere capitalized $211,000 in the third quarter of 2002 compared to $187,000 a year earlier.

     Cheniere accounts for its investment in Gryphon using the equity method of accounting because Cheniere's participation on the Gryphon board of directors provides significant influence over the operating and financial policies of Gryphon. Cheniere's equity share of Gryphon's losses for the three months ended September 30, 2002 was zero, calculated by applying Cheniere's 100% common stock ownership interest to Gryphon's net income of $1,429,000, reducing such result for Gryphon's preferred dividend arrearages of $1,563,094 and limiting the amount of loss recognized to the balance of Cheniere's investment in Gryphon as of June 30, 2002. In the second quarter of 2002, Cheniere's basis of its investment in Gryphon was reduced to zero, but not below zero, because Cheniere does not guarantee any obligations of Gryphon and is not committed to provide additional financial support to Gryphon. The amount of Gryphon's net loss that has not yet been recorded by Cheniere was $2,571,218 at September 30, 2002. For the three months ended September 30, 2001, Cheniere's equity share of Gryphon's losses was $929,482, calculated by applying Cheniere's 100% common stock ownership interest to Gryphon's net loss of $46,074 and reducing such result for Gryphon's preferred dividend arrearages of $883,408. At such time as Warburg converts its preferred shares to common shares, Cheniere's equity share of Gryphon's earnings will be calculated at 9.3%, based on the number of Gryphon shares outstanding at November 11, 2002.

     Comparison of Nine-Month Periods Ended September 30, 2002 and 2001 - The Company's operating results for the nine months ended September 30, 2002 reflect a loss of $6,371,968, or $0.48 per share, compared to a loss of $9,754,391, or $0.75 per share a year earlier. The principal factors contributing to the $3,382,423 decrease in Cheniere's loss for the period were: (1) oil and gas activities, including the effects of ceiling test write-downs of $5,126,248 in the 2001 period combined with a $340,257 gain on the sale of properties in 2002, offset by a decline in oil and gas operating results of $867,496 for 2002 principally due to Cheniere's April 2002 sale of properties; (2) LNG related expenses, which increased $1,409,490 due to the commencement of engineering work related to the Company's preparation in 2002 for regulatory filings related to its Freeport, Texas LNG receiving terminal site; (3) other general and administrative expenses, which decreased by $548,314; and (4) Cheniere's equity in net loss of unconsolidated affiliate, which increased $247,935.

     In the first nine months of 2002, Cheniere recorded oil and gas revenues of $221,557 compared to $2,142,028 a year earlier. The $1,920,471 decrease in revenues results from: (1) the Company's sale of its West Cameron Block 49 producing oil and gas properties on April 22, 2002; (2) a decline in production rates due to depletion of currently producing zones and due to mechanical problems on one of the Company's active two wells in 2002, which caused it to be off production for the two months prior to their sale; and (3) the decline in product prices between periods which created a negative price variance of approximately $217,000.

     Depreciation, depletion and amortization ("DD&A") of oil and gas property costs decreased to $71,921 from $938,928 and production costs decreased to $90,038 from $276,006 for the 2002 period as compared to 2001 because of the production decline described above in the discussion of Cheniere's revenues.

     G&A expenses, net of amounts capitalized, were $4,250,308 and $3,479,732 in the first nine months of 2002 and 2001, respectively. Total G&A expenses increased by $781,576 to $4,869,308 in the first nine months of 2002 from the total of $4,087,732 of a year earlier. Consulting fees increased by $1,174,314, principally related to permitting, environmental and regulatory work related to the LNG receiving terminals project. Legal fees decreased by $275,291, principally related to the decreased level of legal involvement in the LNG project in 2002 as compared to 2001. Investor relations expense decreased by $147,600, principally related to a non-cash issuance of warrants valued at $93,000 granted to a consultant in the 2001 period to purchase 50,000 shares of Cheniere common stock. Offsetting total G&A expenses were amounts capitalized to the Company's oil and gas properties. Cheniere capitalizes as oil and gas property costs that portion of G&A expenses directly related to its exploration and development activities. Cheniere capitalized $619,000 in the first nine months of 2002 compared to $608,000 a year earlier.

     Cheniere accounts for its investment in Gryphon using the equity method of accounting because Cheniere's participation on the Gryphon board of directors provides significant influence over the operating and financial policies of Gryphon. Cheniere's equity share of Gryphon's losses for the nine months ended September 30, 2002 was $2,184,847, calculated by applying Cheniere's 100% common stock ownership interest to Gryphon's net loss of $701,000, reducing such result for Gryphon's preferred dividend arrearages of $4,055,062 and limiting the cumulative amount of net loss recognized to the balance of Cheniere's investment in Gryphon. In the second quarter of 2002, Cheniere's basis of its investment in Gryphon was reduced to zero, but not below zero, because Cheniere does not guarantee any obligations of Gryphon and is not committed to provide additional financial support to Gryphon. The amount of Gryphon's net loss that has not yet been recorded by Cheniere was $2,571,218 at September 30, 2002. For the nine months ended September 30, 2001, Cheniere's equity share of Gryphon's losses was $1,936,912, calculated by applying Cheniere's 100% common stock ownership interest to Gryphon's net income of $77,445 and reducing such result for Gryphon's preferred dividend arrearages of $2,014,357. At such time as Warburg converts its preferred shares to common shares, Cheniere's equity share of Gryphon's earnings will be calculated at 9.3%, based on the number of Gryphon shares outstanding at November 11, 2002.

Liquidity and Capital Resources

     Cash balances and cash flows from current operations will not be adequate to meet the future liquidity requirements of the Company. In addition to its operating expenses and the repayment of a $750,000 note payable which is due in July 2003, the Company will need to finance approximately $8,000,000 of costs and expenses in connection with the permitting, environmental and regulatory work planned for 2002 and 2003, related to the development of Cheniere's initial LNG receiving terminal. (See discussion under "Sale of Interest in Freeport, Texas LNG Terminal" on page 16 of this Quarterly Report.) As a result, there is uncertainty about the Company's ability to continue as a going concern. The Company expects that future liquidity requirements will be met by one or more of the following: sale of all or a portion of the Company's interest in oil and gas properties, sales of portions of its working interest in the prospects within its exploration program, sale to an industry partner of a participation in the Company's exploration program, sale of all or a portion of its investment in Gryphon, sale of a participation interest in the Company's LNG project, sale of options on throughput capacity for the Company's planned LNG terminals and/or additional offerings of the Company's equity securities. Management expects to meet all of its liquidity requirements through December 31, 2002 through such sources. In the event that the Company is unable to obtain additional capital from one or more of these sources, its financial position and operations could be adversely affected. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

     In June 2002, Cheniere received $750,000 as a refundable payment for the sale of two options to purchase an aggregate of up to a 20% interest in its Freeport LNG receiving terminal project. In the event the first option is exercised, the payment is applied to the purchase price. In the event the option is not exercised, the payment is refundable, and repayment is secured by a note payable executed by Cheniere. The note is payable in full on July 15, 2003. It will bear interest at 8%, payable at maturity and accruing from the earlier of the time the option expires or the date the holder elects not to exercise. As of September 30, 2002, the note has not yet begun to bear interest. The note is secured by Cheniere's revenues, accounts receivable and other assets.

Exploration Funding

     On October 11, 2000, Cheniere completed a transaction with Warburg to fund its exploration program on approximately 8,800 square miles of seismic data in the Gulf of Mexico through a newly formed affiliated company, Gryphon. Cheniere contributed selected assets and liabilities in exchange for 100% of the common stock of Gryphon (36.8% effective interest after conversion of preferred stock) and $2,000,000 in cash. Such assets included: Cheniere's seismic data license covering 8,800 square miles offshore Louisiana, certain offshore leases, a prospect then being drilled, its exploration agreement with an industry partner and certain other assets and liabilities. Warburg contributed $25,000,000 and received preferred stock, with an 8% cumulative dividend, convertible into 63.2% of Gryphon's common stock. Cheniere and Warburg also had options, under certain circumstances, to contribute an additional $75,000,000 to Gryphon, proportionate to their respective ownership interests. As of September 30, 2002, Warburg has funded an additional $50,000,000, making its total cash contributions to Gryphon $75,000,000. The effect of Cheniere's decision not to fund these subsequent cash calls to date, and the effect of sales of Gryphon common stock held by Cheniere back to Gryphon, have reduced Cheniere's effective ownership in Gryphon to 10.4% as of September 30, 2002. On October 18, 2002, the Company received a cash call from Gryphon for $10,000,000, ($1,047,486 net to Cheniere) payable by November 5, 2002. The Company elected not to participate in this cash call. With Warburg's funding of Cheniere's portion of the cash call, the Company's ownership interest in Gryphon on an as-converted basis was further reduced to 9.3%.

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

Seismic Reprocessing

     Between June 2000 and October 2000, Cheniere acquired licenses to approximately 6,800 square miles of seismic data primarily in the shallow waters offshore Texas and also in the West Cameron area in the Gulf of Mexico (the "Offshore Texas Project Area") in separate transactions with Seitel Data Ltd., a division of Seitel Inc., and JEBCO Seismic, L.P. Cheniere committed to reprocess all of the data from the Offshore Texas Project Area at a cost of approximately $8,500,000, payable in installments beginning in October 2000 and continuing through the final delivery of reprocessed data, which was expected to occur in 2002. Deliveries of reprocessed data began in May 2001. After the assumption of liabilities by Gryphon related to its purchase in 2001 of one license to the data and related to the March 2002 sale of 51,400 shares of its Gryphon common stock back to Gryphon (Note 4), Cheniere has no existing or contingent liability related to seismic reprocessing as of September 30, 2002.

Sale of Proprietary Seismic Data

     In September 2001, Cheniere acquired all rights to its 228-square-mile proprietary seismic database from the industry partner with whom it had jointly acquired the data in 1996 and 1997. Cheniere subsequently sold the seismic data to a seismic marketing company for $2,500,000 and a share in licensing proceeds generated by the marketing company. In September 2002, Cheniere sold its remaining interest in future licensing proceeds to the marketing company for $825,000. Proceeds from the September 2001 and 2002 sales of 3D seismic data were recorded as a reduction to the Company's unproved oil and gas property costs. Cheniere retains a license to all of the seismic data for use in its exploration program.

Sale of Interest in Freeport, Texas LNG Terminal

     In August 2002, Cheniere entered into an agreement with entities controlled by Michael S. Smith to sell a 60% interest in its planned LNG receiving facility at Freeport, Texas. Cheniere's Freeport LNG project will be acquired by Freeport LNG Development, L.P. ("Freeport LNG"), in which Cheniere will own a 40% interest. Freeport LNG will pay Cheniere $5,000,000 in cash and will spend up to $9,000,000 to obtain permits and prepare the project for the construction phase with no further contribution by Cheniere. After contribution of the full $9,000,000, additional expenses will be borne by the parties pro rata based on their respective ownership interests. The cash payments to Cheniere are payable:
$1,000,000 at closing, which is to occur on or before December 13, 2002, unless extended by the parties; $750,000 on July 15, 2003 and October 15, 2003; and $2,500,000 30 days after all construction permits are obtained. Upon the signing of a definitive lease agreement for the Freeport, Texas terminal site, Freeport LNG will also pay to Cheniere $650,000 for related costs and expenses, which amount would be reimbursable by Cheniere should the sale to Freeport LNG not be completed.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company produces and sells natural gas, crude oil and condensate. As a result, the Company's financial results can be significantly affected as these commodity prices fluctuate widely in response to changing market forces. The Company has not entered into any derivative transactions as of September 30, 2002.

Item 4.  Disclosure Controls and Procedures

     Within the 90 days prior to the date of this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  Other Information

Item 1.  Legal Proceedings

     The Company has been and may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. Management regularly analyzes current information and as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management and legal counsel, as of September 30, 2002, there were no threatened or pending legal matters that would have a material impact on the Company's consolidated results of operations, financial position or cash flows.

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

Item 5.  Other Information

     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the Chief Executive Officer and the Chief Financial Officer of the Company has certified that this Quarterly Report of the Company on Form 10-Q for the period ended September 30, 2002 (this "Quarterly Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

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

     99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Current Reports on Form 8-K:

     September 4, 2002 - Cheniere filed a Current Report on Form 8-K disclosing that the Company had entered into a contribution agreement with unrelated entities to sell a 60% interest in its planned LNG receiving facility at Freeport, Texas.

     September 26, 2002 - Cheniere filed a Current Report on Form 8-K disclosing that the Company had entered into an extension and amendment to the contribution agreement to extend the closing date of the transaction.

     October 22, 2002 - Cheniere filed a Current Report on Form 8-K disclosing that the Company dismissed PricewaterhouseCoopers LLP as the Company's principal accountant and engaged Mann Frankfort Stein & Lipp CPAs, L.L.P. as the Company's principal accountant for the fiscal year ending December 31, 2002.

     November 5, 2002 - Cheniere filed a Current Report on Form 8-K disclosing that the Company had entered into a second extension and amendment to the contribution agreement which provides for, among other things: (i) a payment by Freeport LNG Investments, LLC prior to the closing of the Agreement to pay or reimburse Cheniere for certain costs and expenses related to the Freeport LNG terminal; (ii) the transition of certain employees of Cheniere to the partnership; and (iii) an option to Freeport LNG Investments, LLC to extend the closing for up to 60 days under certain conditions.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CHENIERE ENERGY, INC.


                                   /s/ Don A. Turkleson
                                   --------------------------------------------
                                   Don A. Turkleson
                                   Chief Financial Officer (on behalf of the
                                   registrant and as principal
                                   accounting officer)

                                   Date: November 11, 2002

CERTIFICATION BY CHIEF EXECUTIVE OFFICER PURSUANT TO SECURITIES EXCHANGE ACT RULE 13A-14


I, Charles M. Reimer, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Cheniere Energy, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 11, 2002

/s/Charles M. Reimer
--------------------------
Charles M. Reimer
Chief Executive Officer

CERTIFICATION BY CHIEF FINANCIAL OFFICER PURSUANT TO SECURITIES EXCHANGE ACT RULE 13A-14

I, Don A. Turkleson, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Cheniere Energy, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 11, 2002

/s/Don A. Turkleson
-------------------------------
Don A. Turkleson
Chief Financial Officer