Form 10-K
period 2002-12-31
CHENIERE ENERGY INC
filed 2003-03-27
CIK 3570

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                           Commission File No. 1-16383

                              CHENIERE ENERGY, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                   95-4352386
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)

        333 Clay Street, Suite 3400
              Houston, Texas                             77002-4102
 (Address of principal executive offices)                (Zip code)

       Registrant's telephone number, including area code: (713) 659-1361

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

       COMMON STOCK, $ 0.003 PAR VALUE       AMERICAN STOCK EXCHANGE
              (Title of Class)                (Name of each exchange
                                                on which registered)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b - 2 of the Act). Yes [ ] No [X]

     The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $15,044,368 as of June 30, 2002 (based upon the June 28, 2002 closing market price of such common stock as reported on The American Stock Exchange).

     13,297,393 shares of the registrant's Common Stock were outstanding as of March 26, 2003.

     Documents incorporated by reference: The definitive proxy statement for the registrant's Annual Meeting of Stockholders (to be filed within 120 days of the close of the registrant's fiscal year) is incorporated by reference into Part III.

                              CHENIERE ENERGY, INC.
                               Index to Form 10-K

PART I............................................................................................................3

Items 1. and 2. Business and Properties...........................................................................3

Item 3. Legal Proceedings........................................................................................23

Item 4. Submission of Matters to a Vote of Security Holders......................................................24

PART II..........................................................................................................25

Item 5. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters..........25

Item 6. Selected Financial Data..................................................................................26

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations....................27

Item 7A. Quantitative and Qualitative Disclosures About Market Risk..............................................37

Item 8. Financial Statements and Supplementary Data..............................................................38

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................70

PART III.........................................................................................................70

Item 10. Directors and Executive Officers of the Registrant......................................................70

Item 11. Executive Compensation..................................................................................70

Item 12. Security Ownership of Certain  Beneficial Owners and Management and Related Stockholder Matters.........70

Item 13. Certain Relationships and Related Transactions..........................................................70

Item 14. Controls and Procedures.................................................................................71

PART IV..........................................................................................................71

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................................71

SIGNATURES.......................................................................................................74

Gryphon Exploration Company Audited Financial Statements.........................................................77

                                     PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

GENERAL

     Cheniere Energy, Inc., a Delaware corporation, is a Houston-based company engaged in oil and gas exploration, development and exploitation and in the development of a liquefied natural gas (LNG) receiving terminal business. The LNG receiving terminal business consists of receiving deliveries of LNG from LNG ships, processing such LNG to return it to a gaseous state and delivering it to pipelines for transportation to purchasers. The terms Cheniere and the Company refer to Cheniere Energy, Inc. and its subsidiaries. The Company has historically focused on evaluating and generating drilling prospects using a regional and integrated approach with a large seismic database as a platform. Cheniere's management expects that the Company's active interpretation of 3D seismic data and generation of prospects will continue, though its participation in the drilling of wells within the coming year or two will be leveraged through the sale of these prospects on a promoted basis to industry participants, whereby the capital costs are borne by industry partners. The Company is also focusing, and expects to continue to focus, its attention on the development of its LNG receiving terminal business.

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

ACCESS TO PUBLIC FILINGS

     Cheniere provides public access to its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934 (the "Exchange Act"). These reports may be accessed free of charge through Cheniere's internet website (located at www.cheniere.com), where the Company provides a link to the SEC's website (at www.sec.gov).

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

     Cameron Project. In 1996, Cheniere entered into an exploration agreement with Zydeco Exploration, Inc. to acquire and process proprietary seismic data along the transition zone (the area approximately 3-5 miles on either side of the Gulf of Mexico shore line) in Cameron Parish, Louisiana, covering a 228-square-mile area (the Cameron Project). The 228-square-mile survey was acquired jointly by Cheniere and its industry partner, and initial processing was completed in 1997. Interpretation of the data yielded drilling prospects located onshore and in the state and federal waters of offshore Louisiana. Leasing activity occurred over identified prospects throughout these areas, and five prospects were drilled during 1999. In January 2000, Cheniere reprocessed the Cameron data. Leasing over additional prospects began later in 2000 and continues to date. In September 2001, Cheniere acquired for $500,000 all rights to the Cameron Project from the industry partner with whom it had jointly acquired the data in 1996 and 1997. Concurrent with this acquisition, Cheniere sold the seismic data to a seismic marketing company for $2,500,000 and a 50% share in licensing proceeds generated by the marketing company. In September 2002, Cheniere sold its remaining interest in future licensing proceeds to the marketing company for $825,000. Cheniere retains a license to all of the seismic data for use in its exploration program. See Exploration Programs.

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

     On September 15, 2000 Cheniere entered into an agreement (the Gryphon Transaction) with Warburg, Pincus Equity Partners, L.P. (Warburg), a global private equity fund based in New York, to fund exploration and development in the Offshore Louisiana Area through a newly formed private corporation, Gryphon Exploration Company (Gryphon). The Company contributed to Gryphon: (i) the Company's license from Fairfield Industries to seismic data covering the Offshore Louisiana Area; (ii) the Company's interest in its Joint Exploration Agreement with Samson Offshore Company (Samson), (iii) certain offshore leases, including its Shark prospect on West Cameron Block 49, (iv) a well eventually being drilled, (v) certain prepaid expenses and (vi) furniture and fixtures, all in exchange for (i) the assumption by Gryphon of certain accounts payable and
(ii) 100% of the common stock of the subsidiary and cash. Warburg invested $25,000,000 and received preferred stock, with an 8% accruing dividend, convertible into 63.2% of Gryphon's common stock. In the event Gryphon's board of directors approves a capital call and Gryphon delivers written notice of such capital call to the terms of the agreement, Cheniere and Warburg have an option, subject to certain customary conditions, to contribute to Gryphon their respective shares of an additional $75,000,000 investment. The Gryphon Transaction was consummated on October 11, 2000. See Investment in Gryphon Exploration Company.

     Offshore Texas Project Area. Between June 2000 and October 2000, Cheniere acquired two licenses to approximately 6,800 square miles of seismic data primarily in the shallow waters offshore Texas and also in the West Cameron area in the Gulf of Mexico (the Offshore Texas Project Area) in separate transactions with Seitel Data Ltd., a division of Seitel Inc., and JEBCO Seismic, L.P. Cheniere had committed to reprocess all of the data from the Offshore Texas Project Area at a cost of approximately $8,500,000, payable by Cheniere in installments beginning in October 2000 and continuing through the final delivery of reprocessed data, which is expected to occur in 2003.

     In June 2001, Cheniere sold to Gryphon for $3,500,000 one of its two licenses to the Seitel 3D seismic data. Gryphon paid $853,197 in cash to Cheniere and agreed to pay $2,646,803 of Cheniere's obligations related to the reprocessing of the data. Cheniere remained responsible for payment of the final $1,061,692 in reprocessing charges upon final delivery of all reprocessed data, which is anticipated to be received in 2003. This payment obligation was assumed by Gryphon in connection with Cheniere's March 2002 sale of 51,400 shares of Gryphon common stock to Gryphon. (See Note 12 in Notes to Consolidated Financial Statements.) Cheniere retains one license to the seismic data.

     In July 2001, Cheniere sold to Gryphon one of its two licenses to the Jebco 3D seismic data covering an additional 3,000 square miles. Gryphon agreed to pay Cheniere's accounts payable of $1.3 million and the remaining commitment of $2.9 million related to the reprocessing of the data. In connection with the transaction, Cheniere also transferred to Gryphon 6,740 shares of Gryphon common stock, valued by the parties at approximately $418,000 or $62 per share, based on the estimated fair market value of the Gryphon common stock, which considered the fair value of such stock at the formation of Gryphon and any significant changes in Gryphon's operations or market conditions since that date. The proceeds at closing of $1.3 million were allocated as a reduction to the carrying amount of Cheniere's investment in Gryphon ($418,000) and unproved oil and gas properties ($882,000). Cheniere retains one license to the seismic data.

     Cheniere's existing data set covering the Cameron Project and the reprocessed data set covering the Offshore Texas Project Area, as it is delivered, provide to the Company the framework with which to identify potential drilling prospects which may then be acquired through leasing at the area-wide federal and state lease sales and from private mineral rights owners onshore, through farm-ins (agreements whereby a third party owner of lease interests grants to the Company the right to earn an assignment of an interest in the lease, typically by drilling one or more wells), and through participation in industry prospects. Cheniere plans to continue to identify potential drilling prospects and may participate in any drilling activities by selling interests on a promoted basis to industry participants.

     As a part of its plans to quickly expand its exploration activities, in December 2000, Cheniere entered into a consulting agreement with Aurora Exploration, LLC (Aurora) to assist Cheniere in the interpretation of the Company's seismic data sets. The initial term of the agreement was through March 2001, but it was extended through September 2001. Aurora, based in Lafayette, LA, focused its efforts on the Texas and Louisiana offshore areas of the Gulf of Mexico shelf, using a portion of Cheniere's licensed seismic data from the Offshore Texas Project Area. Aurora also generated prospects in the shallow water Main Pass area of offshore Louisiana, using other seismic data provided by Cheniere.

     LNG Receiving Terminal Development. In 2000, Cheniere undertook a feasibility study to assess the long-term natural gas markets in the U.S. and, in particular, the potential role of LNG in meeting a portion of the gas supply deficit expected to develop later in this decade. Based on that analysis, Cheniere's management concluded that LNG would become an economically viable source of natural gas supply in the U.S.

     In 2001, Cheniere assembled an experienced LNG project development team and began a study to determine viable locations for LNG receiving terminals in the U.S. The Company then acquired options to enter into long-term leases for two terminal sites and an option to purchase one terminal site, all along the Texas Gulf Coast. The options may be renewed through the payment of annual or semiannual rentals.

     In 2002, Cheniere engaged outside engineering, environmental and regulatory consultants and substantially completed the project design and planning phase of the Freeport project, including the preparation of materials to be filed with the Federal Energy Regulatory Commission (FERC). The design work, the federal and state regulatory coordination, and the 13 resource reports which comprise the environmental filing to the FERC were substantially completed during the year. It is anticipated that the FERC filing will be submitted in March 2003.

     During the first half of 2002, the Company worked, with the assistance of Petrie Parkman & Co. as its financial advisor, to identify and secure funding for the development/pre-construction phase of the Freeport project. In August 2002, Cheniere entered into a Contribution Agreement with entities controlled by Michael S. Smith providing for the formation of a limited partnership, Freeport LNG Development, L.P. (Development) to develop the Freeport receiving terminal.

     Under the terms of the Contribution Agreement, Cheniere contributed its site lease option at Freeport, its technical expertise and know-how, and all of the work in progress related to the Freeport project in exchange for a 40% interest in Development. Michael S. Smith, through a controlled entity, Freeport LNG Investments, LLC (Investments), will pay Cheniere $5,000,000 in installments and contribute up to $9,000,000 to fund Freeport project expenses before additional contributions may be required of Cheniere. Investments holds a 60% interest in Development and Michael S. Smith will manage the project as chief executive officer of Development. The transaction was consummated on February 27, 2003. On March 1, 2003, pursuant to an existing option agreement, Cheniere sold a 10% interest in Development to a third party for $2,333,333, payable over time. In connection with the closing of the transactions in 2003, Cheniere issued warrants for the purchase of 1,000,000 shares of its common stock at a price of $2.50 per share, exercisable for a period of 10 years. Cheniere retained a 30% interest in Development.

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

LNG Receiving Terminals

     Cheniere has assembled a team of professionals with extensive experience in the LNG industry. The Company has researched the LNG opportunity, developed a plan to exploit the opportunity and initiated the process of identifying and securing sites for LNG receiving terminals as well as undertaking the necessary regulatory and permitting work to advance the project. A substantial portion of the time and attention of Cheniere's employees is currently focused on developing LNG terminals.

Seismic Data

     Cheniere has acquired two significant seismic database assets: (i) a license to a 228-square-mile seismic program covering the transition zone in Cameron Parish (the Cameron Project described above), and (ii) a 6,800-square-mile seismic database comprising several seismic surveys in the shallow waters offshore Texas (the Offshore Texas Project Area described above). The offshore Texas database has been available previously to the industry and was processed using a technique called dip move out (DMO). Cheniere has acquired the DMO data and is underwriting the reprocessing of the data utilizing another technology known as prestack time migration (PSTM). Both DMO and PSTM are processing techniques which improve seismic data quality to more accurately image subsurface features and delineate hydrocarbon accumulations. Of the two techniques, PSTM is more advanced and technically accurate. The regional PSTM data is the technology tool which management believes gives Cheniere a competitive advantage.

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

Experience

     Cheniere has built a technical and management team that is experienced in the Gulf of Mexico and in various technical specialties required for its exploration program. The technical staff averages over 30 years of experience exploring for oil and gas in the Gulf Coast. The Company believes this experienced team allows it to be very productive in the generation and acquisition of prospects.

LNG RECEIVING TERMINAL BUSINESS

     LNG is natural gas that has been reduced to a fraction of its volume through a sophisticated refrigeration process. The liquefication of natural gas (into LNG) allows it to be transported long distances comparatively safely and economically. Outside the U.S., utilization of LNG has grown dramatically, with 15 sites in 12 countries capable of producing 6 Tcf (gas equivalent) of LNG per year and 42 terminals in 11 countries capable of importing LNG. In the U.S., due mainly to an historically abundant supply of natural gas, LNG has not been a major energy source. However, the recent experience of U.S. natural gas producers' limited ability to increase supply and the increasing cost of domestic exploration and production, the Company believes LNG will become a competitive supply alternative to domestic natural gas and other import alternatives. Assuming current construction costs of LNG-related facilities and tankers, LNG can be economically produced and delivered as natural gas into U.S. pipelines at a cost of $2.50 - $3.50/MMBtu.

     Cheniere has been developing its LNG business since late 2000 and has made substantial progress. After completing a U.S. gas market study and preliminary terminal location study in 2000, Cheniere decided to focus on developing terminals on the Texas and Louisiana Gulf Coast. Texas offers several important advantages, including (i) it is the largest natural gas-consuming state in the U.S., (ii) the government and general population are familiar with and supportive of the energy industry, (iii) with the expected decline in production, Texas will have under-utilized intrastate and interstate pipelines with access to premium Midwest, Northeast, Mid-Atlantic and Southeast U.S. markets, and (iv) Texas has an extended coast providing a number of ports with adequate facilities for such a terminal. Louisiana, the third largest gas consuming state in the U.S., offers otherwise identical advantages.

     Cheniere secured lease options on sites in Freeport, Corpus Christi and Brownsville, Texas and Sabine Pass, Louisiana. In connection with Cheniere's acquisition of its option to lease the Freeport, Texas LNG receiving terminal site, Cheniere issued 500,000 shares of common stock valued at $1,150,000 or $2.30 per share, the closing price of the Company's common stock on the date of the transaction. Additionally, Cheniere has committed to issue 750,000 shares of its common stock to the seller of the lease option in April 2003, and Cheniere will receive no additional consideration. Cheniere is also obligated to pay to the seller of the lease option an overriding royalty interest equal to $0.03 per Mcf on up to 1 Bcf per day of throughput from the LNG receiving terminals which Cheniere develops. Under the terms of the option to lease the Freeport site, the Company may exercise the option during the six-month period commencing on March 23, 2001, and such option is renewable for five additional six-month periods by paying additional consideration of $125,000 every six months commencing on September 23, 2001. In 2002, the Freeport site option was converted into a long-term lease in the name of Development, and at the closing of the partnership in February 2003, Development assumed the royalty obligation as it relates to throughput at the Freeport facility.

     In connection with Cheniere's acquisition of its option to lease the Brownsville, Texas LNG terminal site, Cheniere paid $33,600 for a one-year option commencing in June 2001. Such option was renewable for two additional one-year periods for additional consideration of $33,600 per year, and the Company renewed the option in June 2002.

     Cheniere obtained a one-year purchase option to acquire the LNG terminal site in Sabine Pass, Texas, commencing in November 2001, in exchange for initial consideration of $200,000, of which $75,000 was paid in cash at closing and $125,000 was due six months from closing, provided that such option was not terminated at an earlier date. The purchase option expired during 2002, and no additional consideration beyond the $75,000 was paid. Cheniere entered into negotiations for an option to lease a different tract in Sabine Pass and acquired such option in February 2003.

     In December 2002, Cheniere entered into a non-binding Memorandum of Understanding with Sherwin Alumina L.P. (Sherwin) providing for the negotiation of a partnership agreement which would grant Sherwin a 33% interest in Cheniere's Corpus Christi receiving terminal project in exchange for Sherwin's agreement to fund the first $4,500,000 in project development costs. Completion of the partnership agreement is scheduled to occur by April 15, 2003. In the event that such an agreement is not consummated by that date, Sherwin will grant to Cheniere a lease option on the terminal site lands in Corpus Christi. The option rentals will be $100,000 per year for up to 5 years. Upon exercise of the option, lease rentals would be $400,000 per year for an initial term of 33 years, renewable for two additional terms of 33 years each.

     Initially, through its participation in Development, Cheniere plans to permit the Freeport site with average annual capacity of 365 Bcf of gas per year. Cheniere has commenced development of its Freeport, Texas site, including
(i) completing a feasibility study, (ii) initiating the preparation of forms and collection of information for the permitting and Federal Energy Regulatory Commission related filings, (iii) meeting with local agencies and planners and
(iv) conducting preliminary discussions concerning the financing of the project. In order to exploit the opportunity to develop an LNG receiving terminal, Cheniere will need to obtain additional equity or debt financing. Cheniere has executed non-binding Memoranda of Understanding (MOUs) for the sale of 500 MMbtu per day of natural gas from the proposed terminal and is pursuing discussions with other consumers of natural gas to arrange for additional gas sales through the terminal. Cheniere and Development have also held discussions with several LNG suppliers. Assuming prompt regulatory approvals and adequate financing, and subject to all of the risks inherent in a new venture of this type, as described under the "Forward Looking Statements and Risk Factors" herein, construction of the first terminal could commence as early as 2004 with LNG being imported in 2007. However, there can be no assurance whether or when such regulatory approvals and financing may be obtained. See Forward Looking Statements and Risk Factors.

EXPLORATION PROGRAMS

     The Company's current oil and gas exploration and development activities are focused on two areas: (i) the Cameron Project, which covers an area extending roughly three to five miles on either side of the westernmost 28 miles of Louisiana coastline; and (ii) the Offshore Texas Project Area, which covers approximately 6,800 square miles in the shallow waters offshore Texas and the West Cameron Area of offshore Louisiana. Substantial infrastructure along the Gulf Coast and in the shallow Gulf of Mexico should permit Cheniere to lower its development costs compared to those in other geographic regions and facilitate timely development of oil and gas discoveries. The Company's officers and technical staff have extensive experience both onshore and offshore in the Gulf Coast and believe the Company is well-positioned to evaluate, explore and develop properties in these areas.

Cameron Project Seismic Exploration Program

     Under the terms of an exploration agreement with an industry partner covering the Cameron Project, Cheniere paid for certain seismic costs in the amount of approximately $16,500,000 and acquired ownership of seismic data covering the Cameron Project, among other interests that have subsequently expired or terminated. After the termination of the exploration agreement, Cheniere sold the seismic data to a seismic marketing company for $2,500,000 and a 50% share in licensing proceeds generated by the marketing company. Cheniere subsequently sold its remaining interest in future licensing proceeds to the marketing company for $825,000. Cheniere retains a license to all of the seismic data for use in its exploration program. Cheniere is also entitled to receive at no additional cost any subsequent reprocessing of the data which may be performed by the seismic marketing company.

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

     In October 2000, Cheniere negotiated a Master Data Users Agreement with the Houston-based firm, JEBCO Seismic L.P., to acquire 3,000 square miles (333 blocks) of seismic data in both state and federal waters offshore Texas, bringing Cheniere's total data set in the shallow waters offshore Texas and Louisiana to approximately 6,800 square miles of seismic coverage. Cheniere had committed to reprocess all of the data from the Offshore Texas Project Area at a cost of approximately $8,500,000, payable in installments beginning in October 2000 and continuing through the final delivery of reprocessed data, which is expected to occur in 2003. As of December 31, 2002, Cheniere had received reprocessed data for the 3,000 square miles of seismic data in the Jebco data set and 2,200 of the approximately 3,800 square miles of seismic data in the Seitel data set, representing 76% of the total reprocessing to be done in the Offshore Texas Project Area.

     Cheniere's exploration team generated and captured 16 prospects during 2001 and 2002 and sold interests in 14 of the prospects to industry partners, retaining various overriding royalty interests and working interests ranging from an overriding royalty interest (a share of the hydrocarbons produced from an oil and gas property, free of the expense of production) of less than 1% to a carried working interest (an agreement whereby Cheniere retains an interest in a well but bears none, or only a portion of the cost of drilling the initial well) of approximately 24%. Seven of the prospects sold during 2001 and 2002 have been drilled by its industry partners, and Cheniere expects that the remaining prospects sold during those years will be drilled by its industry partners during 2003, but Cheniere does not serve as operator of the wells and does not control the timing of such drilling activities.

Drilling Activities

     In 1999, the Company drilled and completed two discovery wells located in adjacent fault blocks on West Cameron Block 49 in Louisiana state waters: the Redfish well and the Stingray well. The wells were tied into a common platform and began production during September 1999. Both wells are located in shallow waters of approximately 25 feet and were drilled into the Lower Miocene formation, from 9,000 to 11,000 feet. Cheniere owned a 30% working interest in the Redfish well and a 45% working interest in the Stingray well. In April 2002, Cheniere sold its interest in these two wells and the common platform to the operator of the wells.

     During 2000, the Company commenced drilling an additional exploration well on West Cameron Block 49, known as the Shark well. In connection with the Gryphon Transaction, Cheniere assigned its interest in the Shark well, which was then being drilled, to Gryphon. Gryphon subsequently completed the well in February 2001. Production of natural gas from the Shark well is handled through a common platform which, since September 1999, has also handled production from the Company's previously-owned Stingray and Redfish wells.

     During 2001, Cheniere did not participate in the drilling of any wells.

     In 2002, Cheniere did not participate directly in the drilling of any wells. Eight wells, however, were drilled during the year by Cheniere's industry partners on prospects generated by the Company. Six of the eight wells were productive. Cheniere does not have a cost-bearing interest in the wells; it holds overriding royalty interests (0.7% to 3.7%), some of which are convertible into working interests of 8.4% at payout.

INVESTMENT IN GRYPHON EXPLORATION COMPANY

     Cheniere owns 100% of the outstanding common stock of Gryphon and exercises significant influence over Gryphon's financial and operating policies through its participation on Gryphon's board of directors; however, Cheniere does not participate in the day-to-day management of Gryphon, does not exercise control over Gryphon and cannot effect a change in the management of Gryphon. Cheniere's equity share of Gryphon's losses for 2002 was $2,184,847, calculated by applying Cheniere's 100% common stock ownership interest to Gryphon's net loss of $519,000, reducing such result for Gryphon's preferred dividend arrearages of $5,844,746 for the year and limiting the cumulative amount of net loss recognized to the balance of Cheniere's investment in Gryphon. During 2002, Cheniere's basis of its investment in Gryphon was reduced to zero, but not below zero, because Cheniere does not guarantee any obligations of Gryphon and is not committed to provide additional financial support to Gryphon. The amount of Gryphon's net loss that has not yet been recorded by Cheniere was $4,179,000 at December 31, 2002. As of December 31, 2002, after giving effect to the conversion of all shares of Gryphon's convertible preferred stock to shares of Gryphon common stock, Cheniere had a 9.3% interest in Gryphon.

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

     During 2001, Gryphon drilled nine exploratory wells, yielding four discoveries and five dry holes. During 2002, Gryphon drilled seven exploratory wells, yielding three discoveries and four dry holes, and two development wells, both of which were discoveries. As of March 13, 2003, Gryphon had ten wells on production and one well being drilled. Depending on rig availability, Gryphon anticipates drilling up to fourteen exploratory wells and four development wells during 2003. Gryphon is also engaged in acquiring drilling prospects through leasing at area-wide federal and state lease sales and through farm-ins of leased acreage.

PRODUCTION AND SALES

     The following table presents certain information with respect to oil and natural gas production attributable to the Company, average sales prices received and average production costs during 2002, 2001 and 2000. In April 2002, Cheniere sold its interests in its West Cameron Block 49 wells.

                                                Year Ended December 31,
                                         -----------------------------------
                                            2002       2001         2000
                                         ---------  ----------  ------------
Production:
     Oil (bbls)                                495       2,608         3,703
     Gas (mcf)                              91,470     542,774     1,459,897
     Gas equivalents (mcfe)                 94,441     558,422     1,482,117

Average sales prices:
     Oil (per barrel)                    $   20.03  $    27.43  $      29.78
     Gas (per mcf)                       $    2.58  $     4.48  $       3.79

Selected data per mcfe:
     Average sales price                 $    2.53  $     4.25  $       3.59
     Production costs                    $    0.95  $     0.75  $       0.26
     Oil and gas depreciation,
      depletion and amortization
      excluding impairments              $    0.79  $     1.84  $       2.04


     For the years ended December 31, 2002 and 2001, Gryphon had production of 3,550,000 Mcfe and 824,458 Mcfe, respectively. Gryphon had no production in 2000; it was formed in October 2000.

ACREAGE AND WELLS

     The following table sets forth certain information with respect to the Company's developed and undeveloped leased acreage as of December 31, 2002.

                                  Developed Acres     Undeveloped Acres (1)
                                -------------------  -----------------------
                                Gross          Net    Gross            Net
                                -----        ------  -------         -------
          Louisiana                 -             -   10,000           9,500
          Texas                     -             -      720             171
                                -----        ------  -------         -------
               Total                -             -   10,720           9,671
                                =====        ======  =======         =======

(1) The Company has no leases which expire in 2003.

     At December 31, 2002, the Company had no working interest in any producing wells; it has overriding royalty interests in six wells.

     At December 31, 2002, Gryphon held interests in leases covering 29,428 gross (11,087 net) developed acres and 167,846 gross (129,111 net) undeveloped acres. Gryphon has interests in 9 gross (3.2 net) producing wells at December 31, 2002.

DRILLING ACTIVITIES

     All of Cheniere's drilling activities have been conducted through arrangements with independent contractors. Cheniere owns no drilling equipment. In 2000, the Company commenced drilling a well on its Shark Prospect, but prior to completion the Company assigned its interest in the Shark well to Gryphon, its unconsolidated affiliate in connection with the Gryphon Transaction in October 2000. In 2001 and 2002, the Company did not participate in the drilling of any wells. Although Cheniere did not participate directly in the drilling of any wells in 2002, eight wells were drilled during the year by Cheniere's industry partners on prospects generated by the Company. Six of the eight wells were productive. Cheniere does not have a cost-bearing interest in the wells; it holds overriding royalty interests (0.7% to 3.7%), some of which are convertible into working interests of 8.4% at prospect payout.

     During 2001, Gryphon drilled 9 gross (3.1 net) wells of which 4 gross (1.6 net) wells were successful. During 2002, Gryphon drilled 9 gross (3.1 net) wells of which 5 gross (1.6 net) wells were successful.

OIL AND GAS RESERVES

     Substantially all of the information herein regarding estimates of Cheniere's proved reserves, related future net revenues and PV-10 is taken from reports generated by Ryder Scott Company, the Company's independent petroleum engineers, in accordance with the rules and regulations of the SEC. The independent engineers' estimates were based upon a review of production histories and other geologic, economic, ownership and engineering data provided by the Company.

                                                         December 31, 2002
                                                         Proved Reserves
                                    ---------------------------------------------------------
                                       Oil           Gas
                                      (Bbls)        (Mcf)           Mcfe          PV-10 (1)
                                    ----------    ----------     ----------     -------------
Cheniere Reserves
     Offshore Texas                      3,917     1,175,000      1,198,502     $   4,495,345
     Offshore Louisiana                     63       158,000        158,378     $     636,118
                                    ----------    ----------     ----------     -------------
     Proved Reserves                     3,980     1,333,000      1,356,880     $   5,131,463
                                    ==========    ==========     ==========     =============
     Proved Developed Reserves           1,605       502,000        511,630     $   1,938,335
                                    ==========    ==========     ==========     =============

Equity Interest in Reserves of
 Unconsolidated Affiliate (2)
     Proved Reserves                   371,808    27,508,000     29,738,848     $ 106,939,136
                                    ==========    ==========     ==========     =============
     Proved Developed Reserves         165,421    16,332,000     17,324,526     $  62,854,965
                                    ==========    ==========     ==========     =============

(1) The PV-10 amount (present value of estimated pre-tax future net revenues discounted at 10%) is calculated using year-end prices of $29.23 per barrel of oil and $4.64 per Mcf of gas.

(2) Includes Cheniere's proportional share, based on its 100% common stock ownership, of the proved reserves, proved developed reserves and PV-10 value of Gryphon. Such proportional share of Gryphon reserves and PV-10 value is based upon Cheniere's ownership of 100% of Gryphon's common stock and will be reduced to 9.3% upon the conversion of Gryphon's preferred shares outstanding at December 31, 2002. Upon such conversion, Cheniere's equity interest in Gryphon's proved reserves and PV-10 value would be reduced to 2,765,713 Mcfe and $9,945,340, respectively. See General Development of Business.

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

     In accordance with SEC guidelines, the estimates of future net revenues from the Company's proved reserves and the present value thereof are made using oil and gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including, in the case of gas contracts, the use of fixed and determinable contractual price escalations. The Company may receive amounts different than the estimates for a number of reasons, including changes in prices.

See Supplemental Information to Consolidated Financial Statements.
Estimates of the Company's proved oil and gas reserves were not filed with or included in reports to any other federal authority or agency other than the SEC during the fiscal year ended December 31, 2002.

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

     The availability of a ready market for and the price of any hydrocarbons produced by the Company will depend on many factors beyond the control of the Company, including the extent of domestic production and imports of foreign oil, the marketing of competitive fuels, the proximity and capacity of natural gas pipelines, the availability of transportation and other market facilities, the demand for hydrocarbons, the political conditions in international oil-producing regions, the effect of federal and state regulation of allowable rates of production, taxation, the conduct of drilling operations and federal regulation of natural gas. In the past, as a result of excess deliverability of natural gas, many pipeline companies curtailed the amount of natural gas taken from producing wells, shut in some producing wells, significantly reduced gas taken under existing contracts, refused to make payments under applicable take-or-pay provisions and have not contracted for gas available from some newly completed wells. The Company can give no assurance that such conditions will not arise again.

     In addition, the restructuring of the natural gas pipeline industry has eliminated the gas purchasing activity of traditional interstate gas transmission pipeline buyers. Producers of natural gas, therefore, have been required to develop new markets among gas marketing companies, end-users of natural gas and local distribution companies. All of these factors, together with economic factors in the marketing area, generally may affect the supply and/or demand for oil and gas and thus the prices available for sales of oil and gas.

     In addition, in the event the Company completes LNG receiving facilities, the profitability of its operations and the price of its gas will be dependent on the availability of liquefied natural gas, the volume and price of domestic production of natural gas, the marketing of competitive fuels, the proximity and capacity of natural gas pipelines, the availability of transportation and other market facilities, the demand for hydrocarbons, the political conditions in international oil-producing regions, taxation and the domestic demand for natural gas.

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

     Cheniere's construction and operation of the proposed LNG receiving terminals will be subject to extensive federal, state and local laws and regulations, including laws and regulations relating to safety, as well as laws and regulations governing environmental protection and pollution control. These laws and regulations will require the acquisition of certain permits or other authorizations before construction and operation of the terminal may occur. For example, in order to site, construct and operate the proposed receiving terminal, Cheniere will be required to apply for and receive authorization from the FERC under Section 3 of the Natural Gas Act of 1938 (NGA). While Cheniere believes that the likelihood is great that it will be able to obtain all permits and approvals necessary for the construction and operation of the proposed facilities, including NGA Section 3 authorization from FERC, Cheniere cannot guarantee that it will be able to do so. Nor can Cheniere guarantee that the authorizations and permits will not include unfavorable terms or conditions. The permits and authorizations required for various operations and activities are, in many instances, subject to revocation, modification and renewal by the issuing authorities.

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

EMPLOYEES

     The Company had 14 full-time employees as of March 26, 2003.

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

The Company is subject to the expenses, difficulties and uncertainties generally associated with early stage companies.

     Cheniere has a limited operating history with respect to its oil and gas exploration activities, and the Company has not yet started operating any LNG receiving facilities. Cheniere faces all of the risks inherent in the establishment and growth of any new business. From the Company's inception, Cheniere has incurred losses and may continue to incur losses, depending on whether it generates sufficient revenue either from producing reserves acquired through acquisitions or drilling activities or from the eventual commencement of LNG receiving operations. Cheniere may be unable to implement and complete its business plan, and the Company's business may be ultimately unsuccessful. These factors make evaluating Cheniere's business and forecasting its future operating results difficult. Furthermore, any continued losses and any delays in the implementation or completion of the Company's business plan may have a material adverse effect on Cheniere's business, its results of operations, its financial condition and the market price of its common stock.

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

     As of December 31, 2002, Cheniere had $1,848,820 of current assets and a working capital deficit of $1,413,235. Because of its low level of current assets, the Company may need additional capital for a number of purposes. If the Company is unable to obtain additional financing, it could significantly harm Cheniere's ability to conduct its business, including its ability to take advantage of opportunities that come from its exploration program and its ability to construct LNG terminals. Cheniere's needs for additional financing include the following:

   . Additional capital may be required to pay for Cheniere's share of costs relating to the drilling of prospects and development of those that are successful, to exercise lease options and to acquire additional oil and gas leases. The total amount of the Company's capital needs will be determined in part by the number of prospects generated within its exploration program, by the working interest that the Company retains in those prospects and by the Company's ability to identify partners willing to bear a portion of drilling costs which would otherwise be attributable to the Company.

   . The Company may need capital to fund its pro-rata share of the capital calls by Gryphon that are approved by Gryphon's board of directors. If the Company subscribes to its pro-rata portion of such capital calls but fails to fund, it would lose its ability to subscribe to any future capital calls and would suffer further dilution of its holdings in Gryphon. In 2002, Gryphon made cash calls in the aggregate amount of $30,000,000, which were funded entirely by Warburg, in March, June, September and November 2002. Cheniere declined to participate in these cash calls and its interest in Gryphon has been reduced from 20.2% to 9.3% on an as-converted basis, as of December 31, 2002. It is anticipated that Gryphon will make cash calls for additional funds. The Company's share of such future capital calls could total up to approximately $1,400,000. If the Company elects not to fund its pro-rata portion of such capital calls, and Warburg funds its portion, as they would be entitled to do, and as they have since the formation of Gryphon, the Company's ownership percentage of Gryphon's common stock on an as-converted basis will be further reduced (to as low as 8%). See Liquidity and Capital Resources - Exploration Funding under Item 7 of this report.

   . The Company will need substantial additional funds to execute its plan for developing and expanding its LNG receiving terminal business, including engineering, environmental, marine, regulatory, construction and legal work, including any such work involved in permitting and FERC filings related to Cheniere's second and third sites. Such costs are estimated to be approximately $3,000,000 per year for each terminal to be developed.

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

   . additional offerings of the Company's equity securities, which would cause dilution of its common stock,

   . sales of portions of its working interest in the prospects within its exploration program, which would reduce future revenues from its exploration program,

   . sale to an industry partner of a participation in the Company's exploration program, which would reduce future revenues from its exploration program,

   . sale of all or a portion of the Company's producing oil and gas properties, which would reduce future revenues,

   . additional sales of interests in the Company's LNG projects and

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

     It is likely that adverse changes in the oil market or the regulatory environment would have an adverse effect on the Company's business, results of operations and financial condition, including its ability to develop and implement its LNG project and to obtain capital from lending institutions, industry participants, private or public investors or other sources.

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

     There is only limited trading in Cheniere's common stock, which makes its stock more difficult for an investor to sell than the stock of companies with more active markets. For the year 2002, the average daily trading volume of Cheniere's common stock on The American Stock Exchange was approximately 17,000 shares.

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

     Any issuance of common stock by the Company may result in a reduction in the book value per share or market price per share of its outstanding shares of common stock and will reduce the proportionate ownership and voting power of such shares. The Company has 45,000,000 authorized shares of stock, consisting of 40,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of December 31, 2002, approximately 67% of the shares of the common stock remained unissued. The board of directors has the power to issue any and all of such shares without shareholder approval. It is likely that the Company will issue shares of common stock, among other reasons, in order to raise capital to sustain operations and/or to finance future oil and gas exploration projects. In addition, the Company has reserved 2,593,521 shares of the common stock for issuance upon the exercise of outstanding warrants and 2,000,000 shares of the common stock for issuance upon the exercise of stock options. As of December 31, 2002, there were 1,983,611 issued and outstanding options to purchase common stock. To the extent that outstanding warrants and options are exercised, the percentage ownership of common stock of the Company's stockholders will be diluted. Moreover, the terms upon which the Company will be able to obtain additional equity capital may be adversely affected because the holders of outstanding warrants and options can be expected to exercise them at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable than the exercise terms provided by such outstanding securities. In the event of the exercise of a substantial number of warrants and options, within a reasonably short period of time after the right to exercise commences, the resulting increase in the amount of the Company's common stock in the trading market could substantially adversely affect the market price of the common stock or the Company's ability to raise money through the sale of equity securities.

The Company depends on key personnel and could be seriously harmed if it lost their services.

     Cheniere depends on its executive officers for various activities. The Company does not maintain key person life insurance policies on any of its personnel. The loss of the services of any of these individuals could seriously harm the Company. Although Cheniere has agreements relating to compensation and benefits with certain of its executive officers, Cheniere does not have any employment contracts or other agreements with key personnel binding them to provide services for any particular term. In addition, the Company's future success will depend in part on its ability to attract and retain additional qualified personnel. Cheniere currently has 14 full-time employees.

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

     Cheniere is controlled by a small number of principal stockholders who may cause events to occur that are not in the interests of the Company's stockholders with smaller holdings. BSR Investments, Ltd. (BSR) is an entity controlled by the mother of Charif Souki, Cheniere's chairman. BSR owns approximately 10% of the outstanding common stock. Accordingly, it is likely that BSR will have significant influence on the election of Cheniere's directors and on its management, operations and affairs, including the ability to prevent or cause a change in control of the Company.

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

     Cheniere owns 100% of the outstanding common stock of Gryphon (9.3% effective ownership after giving effect to the conversion of Gryphon's preferred stock outstanding at December 31, 2002) and a significant portion of the Company's value is derived from this investment. Cheniere exercises significant influence, primarily through board participation. Cheniere does not exercise control over Gryphon and therefore does not have the ability to effect a change of control of Gryphon. Accordingly, Gryphon's management team could make business decisions without Cheniere's consent that could impair the value of Cheniere's investment in Gryphon.

ITEM 3. LEGAL PROCEEDINGS

     The Company has been and may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. Management regularly analyzes current information and as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management and legal counsel, as of December 31, 2002, there were no threatened or pending legal matters that would have a material impact on the Company's consolidated results of operations, financial position or cash flows.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Beginning on March 5, 2001, the common stock of the Company has traded on The American Stock Exchange under the symbol CXY. Effective March 24, 2003, the Company changed its symbol from CXY to LNG. Between December 14, 2000 and March 2, 2001, Cheniere's common stock traded on the OTC Bulletin Board under the symbol CHEX. Between April 11, 1997 and December 13, 2000, the common stock of the Company traded on The Nasdaq SmallCap Market under the symbol CHEX. From the time the Company first traded publicly until April 11, 1997, the Company's common stock traded on the OTC Bulletin Board. The table below presents the high and low daily closing sales prices of the common stock, as reported by the OTC Bulletin Board and The American Stock Exchange, for each quarter during 2001 and 2002.

                                             High             Low
                                          -----------     ------------
Three Months Ended
     March 31, 2001                       $      3.38     $       2.09
     June 30, 2001                        $      2.88     $       1.85
     September 30, 2001                   $      2.19     $       0.90
     December 31, 2001                    $      1.25     $       0.75

Three Months Ended
     March 31, 2002                       $      1.50     $       0.93
     June 30, 2002                        $      1.50     $       0.82
     September 30, 2002                   $      1.30     $       0.90
     December 31, 2002                    $      1.35     $       0.80

     As of March 26, 2003, there were 13,297,393 shares of the Company's common stock outstanding held by approximately 2,800 beneficial owners.

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

     Equity Compensation Plan Disclosure Table - The following table summarizes the Company's use of equity securities as a form of compensation for services rendered to the Company.

                                   Number of securities to be         Weighted-average          Number of securities
                                    issued upon exercise of          exercise price of         remaining available for
                                      outstanding options,          outstanding options,    future issuance under equity
                                       warrants and rights           warrants and rights         compensation plans
                                   --------------------------       --------------------    ----------------------------
Equity compensation plans
 approved by security holders               1,983,611                  $       2.07                16,389
Equity compensation plans not
 approved by security holders                 450,000                  $       2.92                     -
                                   --------------------------                               ----------------------------
Total                                       2,433,611                  $       2.22                16,389
                                   ==========================                               ============================

     The Company has issued warrants for the purchase of 450,000 shares of its common stock at exercise prices ranging from $1.20 to $11.50 per share as additional compensation for various services rendered to the Company, including assistance in private placements of equity securities, investor relations and marketing of LNG terminal capacity, as well as pursuant to the terms of an employment agreement.

ITEM 6. SELECTED FINANCIAL DATA

     Selected financial data set forth below are derived from the Company's audited Consolidated Financial Statements for the periods indicated. The financial data should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this report.

                                                                                       Year Ended
                                                                                      December 31,
                                                       -------------------------------------------------------------------------
                                                           2002             2001           2000           1999          1998
                                                       --------------  -------------  -------------  -------------   -----------
Revenues                                               $      239,055  $   2,372,632  $   5,320,432  $   1,614,055   $         -
Production costs                                               90,038        420,242        388,637        128,859             -
Depreciation, depletion and amortization                      368,562      1,243,828      3,371,383      1,361,644        39,171
Ceiling test write-down                                             -      5,126,248              -              -             -
General and administrative expenses                         3,475,362      4,291,963      1,938,659      1,908,805     1,619,307
Loss from operations                                       (3,694,907)    (8,709,649)      (378,247)    (1,785,253)   (1,658,478)
Interest income (expense)                                       7,733         18,578         23,916         31,530        20,634
Equity in net loss of affiliate (1)                        (2,184,847)    (2,974,191)      (426,649)             -             -
Gain on sale of properties                                    340,257              -              -              -             -
Loss on extinguishment of debt                               (100,544)             -              -              -             -
Net loss                                                   (5,632,308)   (11,665,262)      (780,980)    (1,753,723)   (1,637,844)
Net loss per share (basic and diluted) (2)                      (0.42)         (0.89)         (0.07)         (0.27)        (0.41)
Cash dividends per share                               $            -  $           -  $           -  $           -   $         -
Weighted average shares outstanding
 (basic and diluted) (2)                                   13,297,393     13,035,256     10,732,678      6,449,104     4,003,864

                                                                                       December 31,
                                                        -------------------------------------------------------------------------
                                                             2002        2001           2000           1999           1998
                                                        ------------  ------------   -------------  -------------  --------------
Cash                                                    $    590,039  $    610,718   $   1,888,562  $   1,175,950  $      143,868
Oil and gas properties, proved, net                          842,882     1,929,124       6,727,613      9,459,041               -
Oil and gas properties, unproved                          16,751,347    16,236,962      18,253,731     20,648,923      20,000,425
Total assets                                              21,059,390    25,023,676      34,665,618     34,481,275      20,840,474
Long-term notes payable                                            -             -               -              -       2,025,020
Total liabilities                                          3,262,055     1,874,401       1,604,410      6,735,537       4,523,144
Total stockholders' equity                                17,797,335    23,149,275      33,061,208     27,745,738      16,317,330

(1) Represents the Company's equity in the net loss of Gryphon. See Note 7 to the Company's Consolidated Financial Statements.

(2) Net loss per share and weighted average shares outstanding have been restated to give effect to the one-for-four reverse stock split which was effective in October 2000. See Note 2 to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Cheniere is engaged in oil and gas exploration, development and exploitation and in the development of an LNG receiving terminal business. The Company has historically focused on evaluating and generating drilling prospects using a regional and integrated approach with a large seismic database as a platform. The Company is currently focusing, and expects to continue to focus, its attention and resources on the development of its LNG receiving terminal business. Cheniere's management expects that the Company's active interpretation of 3D seismic data and generation of prospects will continue, through its participation in the drilling of wells will be accomplished through farmout arrangements and back-in interests, whereby the capital costs are borne by industry partners.

PRODUCTION AND PRODUCT PRICES

     Information concerning the Company's production and average prices received for the years ended December 31, 2002, 2001 and 2000 is presented in the following table.

                                      Year Ended December 31,
                               -------------------------------------
                                  2002        2001          2000
                               ---------   ---------     -----------
Production:
     Oil (Bbls)                      495       2,608           3,703
     Gas (Mcf)                    91,470     542,774       1,459,897
     Gas equivalents (Mcfe)       94,441     558,422       1,482,117

Average sales prices:
     Oil (per Bbl)             $   20.03   $   27.43     $     29.78
     Gas (per Mcf)             $    2.58   $    4.48     $      3.79

RESULTS OF OPERATIONS - COMPARISON OF THE FISCAL YEARS ENDED DECEMBER 31, 2002 AND 2001

     The Company's financial results for the year ended December 31, 2002 reflect a loss of $5,632,308, or $0.42 per share (basic and diluted), compared to a loss of $11,665,262 or $0.89 per share (basic and diluted) in 2001. The major factors contributing to the Company's loss in 2002 were: general and administrative expenses of $3,475,362 and equity in loss of unconsolidated affiliate of $2,184,847 (including accrued dividend obligations totaling $5,844,746 for the year, payable by Gryphon, related to its preferred stock).

     Oil and gas revenues decreased to $239,055 in 2002 from $2,372,632 in 2001 as a result of decreased production volumes (94,441 Mcfe in 2002 compared with 558,422 Mcfe in 2001). The decline in production volumes primarily results from the sale of the Company's two producing wells at West Cameron Block 49 in April 2002. Adding to the effect of declining production was a decrease in average gas prices to $2.58 per Mcf in 2002 compared to $4.48 per Mcf in the prior year. Production costs decreased 79% to $90,038 in 2002 from $420,242 in 2001.

     Depreciation, depletion and amortization (DD&A) decreased to $368,562 in 2002 from $1,243,828 in 2001 as a result of both the decline in the Company's production volumes, described above, and a lower DD&A rate per unit ($0.79 per Mcfe versus $1.84 per Mcfe). The Company's DD&A rate has declined due to its change in emphasis toward selling prospects for front-end fees plus carried interests, as opposed to direct participation in drilling costs, and due to the effect of ceiling test write-downs recorded in 2001.

     Gross general and administrative (G&A) expenses totaled $5,915,444 in 2002, compared to $5,073,963 in 2001. The most significant component of the increase between years was in consulting fees, which increased by $1,207,248 to $2,391,011 in 2002, compared to $1,183,763 in 2001. The increased consulting expense in 2002 principally related to permitting, environmental and regulatory work related to the LNG receiving terminals project. Offsetting total G&A expenses were amounts capitalized to the Company's oil and gas properties and recoveries of

LNG related expenses in connection with the sale of Cheniere's Freeport LNG terminal project. Cheniere capitalizes as oil and gas property costs that portion of G&A expenses directly related to its exploration and development activities. Cheniere capitalized $829,000 in 2002 compared to $782,000 in 2001. In connection with Cheniere's sale of its Freeport LNG project to Development, Cheniere was reimbursed $1,611,082 related to G&A expenses incurred on the project subsequent to June 30, 2002. G&A expenses, net of amounts capitalized and recoveries, were $3,475,362 and $4,291,963 in 2002 and 2001, respectively.

     Equity in net loss of unconsolidated affiliate for 2002 includes Cheniere's equity share of Gryphon's losses of $2,184,847, calculated by applying Cheniere's 100% common stock ownership interest to Gryphon's net loss of $519,000, reducing such result for Gryphon's preferred dividend arrearages of $5,844,746 for the year and limiting the cumulative amount of net loss recognized to the balance of Cheniere's investment in Gryphon. During 2002, Cheniere's basis of its investment in Gryphon was reduced to zero, but not below zero, because Cheniere does not guarantee any obligations of Gryphon and is not committed to provide additional financial support to Gryphon. The amount of Gryphon's net loss that has not yet been recorded by Cheniere was $4,179,000 at December 31, 2002. Cheniere's equity share of Gryphon's losses for 2001 was $2,974,191, calculated by applying Cheniere's 100% common stock ownership interest to Gryphon's net income of $84,000 and reducing such result for Gryphon's preferred dividend arrearages of $3,058,191. At such time as Warburg converts its preferred shares to common shares, Cheniere's equity share of Gryphon's earnings will be calculated at 9.3% based on ownership interests outstanding at December 31, 2002.

Results of Operations - Comparison of the Fiscal Years Ended December 31, 2001 and 2000

     The Company's financial results for the year ended December 31, 2001 reflect a loss of $11,665,262, or $0.89 per share (basic and diluted), compared to a loss of $780,980, or $0.07 per share (basic and diluted) in 2000. The major factors contributing to the Company's loss in 2001 were: $5,126,248 in ceiling test write-downs, general and administrative expenses of $4,291,963 and equity in loss of unconsolidated affiliate of $2,974,191 (including accrued dividend obligations totaling $3,058,191 for the year, payable by Gryphon, related to its preferred stock).

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

LIQUIDITY AND CAPITAL RESOURCES

     Management expects that the Company will meet all of its liquidity requirements for the next twelve months through a combination of cash balances, collection of receivables and cash flows from current operations. Such sources are not expected to be adequate to meet future liquidity requirements as the Company expands its LNG terminal business. The Company expects that future liquidity requirements will be met by one or more of the following: the divestiture of producing oil and gas properties, sales of portions of its working interest in the prospects within its exploration program, sale to an industry partner of a participation in the Company's exploration program, sale of a participation interest in the Company's LNG projects and/or additional offerings of the Company's debt or equity securities. In the event that the Company is unable to obtain additional capital from one or more of these sources, its operations could be adversely affected.

     At December 31, 2002, Cheniere had a working capital deficit of $1,413,235. A significant portion of this deficit, a $750,000 note payable, was canceled in March 2003, without requiring the use of cash by the Company, when Cheniere sold an interest in its Freeport LNG project. Additionally, approximately $200,000 included in accrued liabilities will be satisfied through the issuance of warrants rather than the expenditure of cash.

Cash Flow from Operating Activities

     Net cash used in operations for the year ended December 31, 2002 totaled $2,764,325, compared to net cash used in operations of $2,212,277 in 2001. In April 2002, the Company sold its West Cameron Block 49 producing oil and gas properties. Throughout the remainder of 2002, Cheniere generated and sold new prospects, retaining overriding royalty interests which revert to larger working interests after payout of the prospects. Revenues from this program are expected to be approximately $450,000 per month by the end of 2003.

Private Placements of Equity

     Since its inception, Cheniere's primary source of financing for operating expenses and investments in its exploration program has been the sale of its equity securities. Through December 31, 2002, the Company has issued 13,297,393 shares of its common stock, generating net proceeds of $39,090,960. No equity securities were sold by the Company in 2002. During 2001, the Company raised $493,329, net of offering costs, from the sale of units (common stock and warrants) to accredited investors pursuant to Regulation D. Proceeds of the offering were used for the acquisition of leases and other exploration costs and for general corporate purposes.

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

     In connection with the sale of the Company's proved oil and gas properties, Cheniere issued warrants to purchase 50,000 shares of Cheniere common stock to a consultant valued at $22,695. The Company issued warrants to purchase 200,000 shares of Cheniere common stock and extended the expiration period on existing warrants to purchase 255,417 shares of Cheniere common stock, all at a value of $265,993, in connection with a short-term bridge financing arrangement with an unrelated third party lender. Cheniere issued warrants to purchase 50,000 shares of Cheniere common stock to a consultant valued at $39,269 for assistance in marketing the Company's LNG terminal. The Company issued 12,500 stock options valued at $10,435 to a consultant for assistance in developing the LNG terminal business. Cheniere issued warrants to purchase 12,500 shares of Cheniere common stock to an investor relations consultant valued at $10,435.

     The warrant issuances were made without any advertising or solicitation, in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Short-Term Promissory Notes

     At December 31, 2001, Cheniere had no outstanding debt obligations.

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

     In June 2002, Cheniere received $750,000 as a refundable payment for the sale of two options to purchase an aggregate of up to a 20% interest in its Freeport LNG receiving terminal project. In the event the first option is exercised, the payment is applied to the purchase price. In the event the option is not exercised, the payment is refundable, and repayment is secured by a note payable executed by Cheniere. The note is payable in full on July 15, 2003. It will bear interest at 8%, payable at maturity and accruing from the earlier of the time the option expires or the date the holder elects not to exercise. As of December 31, 2002, the note has not yet begun to bear interest. The note is secured by Cheniere's revenues, accounts receivable and other assets. On March 1, 2003, the option for a 10% interest in the Freeport project was exercised, Cheniere's note payable was canceled and the collateral was released.

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

     During 2001 and 2002, Gryphon made cash calls totaling $60,000,000 against its capital commitment of $75,000,000. Cheniere declined to participate in such cash calls, and Warburg elected to purchase all of Cheniere's proportionate share of such cash calls. Also during 2001, Cheniere transferred 6,740 shares of Gryphon common stock to Gryphon in connection with the sale of licenses to certain seismic data. In March 2002, Cheniere sold 51,400 shares of its Gryphon common stock to Gryphon. As a result of these transactions, Cheniere's ownership interest in Gryphon, after the effect of converting preferred stock into common stock, was reduced from 36.8% at December 31, 2000 to 9.3% as of December 31, 2002.

     In connection with the seismic license contributed to Gryphon upon its formation, Cheniere entered into an agreement with the third party issuer of the license. The agreement provided that Cheniere would pay a transfer fee to the third party in an aggregate amount of up to $2,500,000. Such transfer fee was contingent upon Gryphon's completion of up to ten successful wells during the license period and within the license area. Cheniere's existing and contingent obligations under this agreement were fully discharged in March 2002 in connection with its sale of 51,400 shares of Gryphon common stock to Gryphon and the related assumption by Gryphon of these obligations. Gryphon also assumed $1,061,692 of Cheniere's contingent liabilities related to the future reprocessing of certain 3D seismic data.

     Cheniere accounts for its investment in Gryphon using the equity method of accounting. Although Cheniere's participation on the Gryphon board of directors provides significant influence over the operating and financial policies of Gryphon, Cheniere does not participate in the day-to-day management of Gryphon, does not exercise control over Gryphon and cannot effect a change in the management of Gryphon. Cheniere's equity share of Gryphon's losses for 2002 was $2,184,847, calculated by applying Cheniere's 100% common stock ownership interest to Gryphon's net loss of $519,000, reducing such result for Gryphon's preferred dividend arrearages of $5,844,746 for the year and limiting the cumulative amount of net loss recognized to the balance of Cheniere's investment in Gryphon. During 2002, Cheniere's basis of its investment in Gryphon was reduced to zero, but not below zero, because Cheniere does not guarantee any obligations of Gryphon and is not committed to provide additional financial support to Gryphon. The amount of Gryphon's net loss that has not yet been recorded by Cheniere was $4,179,000 at December 31, 2002.

Seismic Reprocessing

     Between June 2000 and October 2000, Cheniere acquired licenses to approximately 6,800 miles of seismic data primarily in the shallow waters offshore Texas and also in the West Cameron area in the Gulf of Mexico (the "Offshore Texas Project Area") in separate transactions with Seitel Data Ltd., a division of Seitel Inc., and JEBCO Seismic, L.P. Cheniere committed to reprocess all of the data from the Offshore Texas Project Area at a cost of approximately $8,500,000, payable in installments beginning in October 2000 and continuing through the final delivery of reprocessed data, which is expected to occur in 2003. Deliveries of reprocessed data began in May 2001. After the assumption of liabilities by Gryphon related to its purchase in 2001 of one license to the data (discussed below), and related to the March 2002 sale of 51,400 shares of its Gryphon common stock back to Gryphon, Cheniere has no existing or contingent liability related to seismic reprocessing as of December 31, 2002.

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

Sale of Interest in Freeport, Texas LNG Terminal

     In August 2002, Cheniere entered into an agreement with entities controlled by Michael S. Smith to sell a 60% interest in its planned LNG receiving facility at Freeport, Texas. In February 2003, Cheniere's Freeport LNG project was acquired by Freeport LNG Development, L.P. ("Freeport LNG"), in which Cheniere retained a 40% interest. Freeport LNG will pay Cheniere $5,000,000 in cash and will spend up to $9,000,000 to obtain permits and prepare the project for the construction phase with no further contribution by Cheniere. After contribution of the full $9,000,000, additional expenses will be borne by the parties pro rata based on their respective ownership interests. Smith, through a controlled entity, Freeport LNG Investments, LLC (Investments), holds a 60% interest in Freeport LNG. Smith will manage the project as chief executive officer of Freeport LNG.

     The cash payments to Cheniere are payable $1,000,000 at closing; $750,000 on July 15, 2003 and October 15, 2003; and $2,500,000 30 days after all construction permits are obtained for the Freeport site. With the signing of a definitive lease agreement for the Freeport, Texas terminal site on December 19, 2002, Freeport LNG paid to Cheniere $650,000 for related costs and expenses, which amount would have been reimbursable by Cheniere should the sale to Freeport LNG not have been completed. Furthermore, at closing on February 27, 2003, Freeport LNG paid Cheniere $530,215 in cash and assumed Cheniere liabilities of $560,211 related to Freeport LNG project costs. These payments and assumptions of liabilities represent an aggregate of $1,740,426 in project cost recoveries to Cheniere, in addition to the $1,000,000 initial installment payment received at closing.

     On March 1, 2003, Cheniere sold a 10% interest in Freeport LNG to a third party for $2,333,333, payable over time. Cheniere retained a 30% interest in Freeport LNG.

Corpus Christi, Texas LNG Terminal Funding Negotiations

     In December 2002, Cheniere entered into a non-binding Memorandum of Understanding with Sherwin providing for the negotiation of a partnership agreement which would grant Sherwin a 33% interest in Cheniere's Corpus Christi receiving terminal project in exchange for Sherwin's agreement to fund the first $4,500,000 in project development costs. Completion of the partnership agreement is scheduled to occur by April 15, 2003. In the event that such an agreement is not consummated by that date, Sherwin will grant to Cheniere a lease option on the terminal site lands in Corpus Christi. The option rentals will be $100,000 per year for up to 5 years. Upon exercise of the option, lease rentals would be $400,000 per year for an initial term of 33 years, renewable for two additional terms of 33 years each.

Contractual Cash Obligations

     Cheniere is committed to making cash payments in the future on certain of its contracts. The Company has no off-balance sheet debt or other such unrecorded obligations and Cheniere has not guaranteed the debt of any other party. Below is a schedule of the future payments that Cheniere was obligated to make based on agreements in place as of December 31, 2002.

                                                       Payments Due for Years Ended December 31,
                                                     ----------------------------------------------
                                           Total        2003        2004      2005    2006 & Beyond
                                         ---------   ---------   ---------    ----    -------------
 Operating Leases (1)                    $ 488,344   $ 456,835   $  31,509    $  -    $           -
 LNG Consulting Retainer (2)             $ 200,000   $ 100,000   $ 100,000    $  -    $           -
 Note Payable (3)                        $ 750,000   $ 750,000   $       -    $  -    $           -


(1) A discussion of operating leases can be found in Note 13 of the Notes to the Consolidated Financial Statements. Cheniere has no capital leases.

(2) In April 2001, the Company engaged research consultants in connection with the development of its LNG receiving terminal business. In connection with the February 2003 closing on the sale of the Freeport, Texas LNG terminal (described above), the Company agreed to make cash payments totaling $200,000 and issued warrants to purchase 225,000 shares of Cheniere common stock at a price of $2.50 per share to the consultants.

(3) At December 31, 2002, the Company had outstanding a short-term note payable in the amount of $750,000. This note was canceled in March 2003 in connection with Cheniere's sale of an interest in Freeport LNG.

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

     Cheniere's needs for additional financing include the following:

   . Additional capital may be required to pay for Cheniere's share of costs relating to the drilling of prospects and development of those that are successful, to exercise lease options and to acquire additional oil and gas leases. The total amount of the Company's capital needs will be determined in part by the number of prospects generated within its exploration program, by the working interest that the Company retains in those prospects and by the Company's ability to identify partners willing to bear a portion of drilling costs which would otherwise be attributable to the Company.

   . The Company may need capital to fund its pro-rata share of the capital calls by Gryphon that are approved by Gryphon's board of directors. If the Company subscribes to its pro-rata portion of such capital calls but fails to fund, it would lose its ability to subscribe to any future capital calls and would suffer further dilution of its holdings in Gryphon. In 2002, Gryphon made cash calls in the aggregate amount of $30,000,000, which were funded entirely by Warburg, in March, June, September and November 2002. Cheniere declined to participate in these cash calls and its interest in Gryphon has been reduced from 20.2% to 9.3% on an as-converted basis, as of December 31, 2002. It is anticipated that Gryphon will make cash calls for additional funds. The Company's share of such future capital calls could total up to approximately $1,400,000. If the Company elects not to fund its pro-rata portion of such capital calls, and Warburg funds its portion, as they would be entitled to do, and as they have since the formation of Gryphon, the Company's ownership percentage of Gryphon's common stock on an as-converted basis will be further reduced (to as low as 8%).

   . The Company will need substantial additional funds to execute its plan for developing and expanding its LNG receiving terminal business, including engineering, environmental, marine, regulatory, construction and legal work, including any such work involved in permitting and FERC filings related to Cheniere's second and third sites. Such costs are estimated to be approximately $3,000,000 per year for each terminal to be developed.

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

   . additional offerings of the Company's equity securities, which would cause dilution of its common stock,

   . sales of portions of its working interest in the prospects within its exploration program, which would reduce future revenues from its exploration program,

   . sale to an industry partner of a participation in the Company's exploration program, which would reduce future revenues from its exploration program,

   . sale of all or a portion of the Company's producing oil and gas properties, which would reduce future revenues ,

   . additional sales of interests in the Company's LNG projects and

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

OTHER MATTERS

Critical Accounting Estimates and Policies

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

     Full Cost Method of Accounting

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

     Cheniere's proved reserve information included in this document is substantially based on estimates prepared by Ryder Scott Company. Estimates prepared by others may be higher or lower than Cheniere's estimates.

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

     Equity Method of Accounting

     The Company uses the equity method of accounting to account for its investment in Gryphon in accordance with APB No. 18, The Equity Method of Accounting for Investments in Common Stock. We consider the equity method to be appropriate, because the Company exercises significant influence over the operating and financial policies of Gryphon through its two member board participation on Gryphon's six member board. See Note 7 in the Notes to the Consolidated Financial Statements.

New Accounting Pronouncements

     In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (ARO), which requires that an asset retirement cost be capitalized as part of the cost of the related long-lived asset and allocated to expense by using a systematic and rational method. Under this Statement, an entity is not required to re-measure an ARO liability at fair value each period but is required to recognize changes in an ARO liability resulting from the passage of time and revisions in cash flow estimates. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will adopt SFAS 143 effective January 1, 2003. The Company believes that the initial adoption of SFAS 143 will not have a material impact on its earnings or statement of financial position; however, this pronouncement may have a significant effect on the Company in the future.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 supersedes Emerging Issues Task Force
(EITF) Issue No. 94-3. The principal difference between SFAS 146 and EITF Issue No. 94-3 relates to when an entity can recognize a liability related to exit or disposal activities. SFAS 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when the liability is incurred. EITF Issue No. 94-3 allowed a liability related to an exit or disposal activity to be recognized at the date an entity commits to an exit plan. The provisions of SFAS 146 are effective for all exit or disposal activities initiated after January 1, 2003. This statement is not expected to have a material impact on the Company upon adoption.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect to identify any variable interest entities that must be consolidated. In the event a variable interest entity is identified, the Company does not expect the requirements of FIN No. 46 to have a material impact on its financial condition or results of operations.

OTHER DEVELOPMENTS

     In February 2002, the Company received a copy of a lawsuit styled Fairfield Industries Incorporated vs. Cheniere Energy, Inc. and Gryphon Exploration Company, which was filed in district court in Harris County, Texas. The lawsuit was related to a seismic license agreement between Fairfield and Cheniere, which was later assigned to Gryphon. In the lawsuit, Fairfield alleged that Cheniere and Gryphon conspired to defraud the plaintiff of certain transfer payments, which may be owed by Cheniere in connection with the transfer to Gryphon of the initial seismic contributed at the time of its formation. In March 2002, Fairfield, Gryphon, and the Company settled this lawsuit. All existing and contingent obligations to Fairfield by Cheniere have been fully discharged through agreement by Gryphon to make current and contingent payments totaling no more than $2,500,000 to Fairfield. Additionally, Gryphon has assumed all of Cheniere's remaining contingent obligations to Seitel for seismic reprocessing ($1,061,692). In exchange for Gryphon's assumption of these liabilities, Cheniere transferred to Gryphon 51,400 shares of Gryphon common stock. (See Note 12 in Notes to Consolidated Financial Statements.)

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

CHENIERE ENERGY, INC. AND SUBSIDIARIES

Reports of Independent Accountants...............................39

Consolidated Balance Sheet.......................................41

Consolidated Statement of Operations.............................42

Consolidated Statement of Stockholders' Equity...................43

Consolidated Statement of Cash Flows.............................44

Notes to Consolidated Financial Statements.......................45

Supplemental Information to Consolidated Financial Statements....64

     All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Cheniere Energy, Inc:

We have audited the consolidated balance sheet of Cheniere Energy, Inc. and subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Gryphon Exploration Company ("Gryphon"), the investment in which, as discussed in Note 7 to the financial statements, is accounted for by the equity method of accounting. The investment in Gryphon was zero as of December 31, 2002, and the equity in its net loss was $2,184,847 for the year then ended. The financial statements of Gryphon were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Gryphon, is based solely on the report of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cheniere Energy, Inc. and subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

MANN FRANKFORT STEIN & LIPP CPAs, L.L.P.

Houston, Texas
March 7, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Cheniere Energy, Inc:

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Cheniere Energy, Inc. and its subsidiaries at December 31, 2001, and the results of their operations and their cash flow for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 29, 2002

            CHENIERE ENERGY, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEET

                                                          December 31,      December 31,
                                                              2002              2001
                                                          -------------    --------------
                            ASSETS
CURRENT ASSETS
   Cash And Cash Equivalents                              $     590,039    $      610,718
   Accounts Receivable                                        1,137,682           636,527
   Prepaid Expenses                                             121,099            96,914
                                                          -------------    --------------
     Total Current Assets                                     1,848,820         1,344,159

OIL AND GAS PROPERTIES, full cost method
   Proved Properties, net                                       842,882         1,929,124
   Unproved Properties, not subject to amortization          16,751,347        16,236,962
                                                          -------------    --------------
     Total Oil and Gas Properties                            17,594,229        18,166,086

LNG SITE COSTS                                                1,400,000         1,350,000

FIXED ASSETS, net                                               216,341           416,232

INVESTMENT IN UNCONSOLIDATED AFFILIATE                                -         3,747,199
                                                          -------------    --------------

     Total Assets                                         $  21,059,390    $   25,023,676
                                                          =============    ==============

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable                                       $   1,828,267    $    1,464,812
   Accrued Liabilities                                          683,788           409,589
   Note Payable                                                 750,000                 -
                                                          -------------    --------------
     Total Current Liabilities                                3,262,055         1,874,401

COMMITMENTS AND CONTINGENCIES (NOTE 13)                               -                 -

STOCKHOLDERS' EQUITY
   Preferred Stock, $.0001 par value
    Authorized: 5,000,000 shares
    Issued and Outstanding: none                                      -                 -
   Common Stock, $.003 par value
      Authorized: 40,000,000 shares
      Issued and Outstanding: 13,297,393 shares                  39,892            39,892
   Additional Paid-in-Capital                                41,414,236        41,133,868
   Accumulated Deficit                                      (23,656,793)      (18,024,485)
                                                          -------------    --------------

     Total Stockholders' Equity                              17,797,335        23,149,275
                                                          -------------    --------------

     Total Liabilities and Stockholders' Equity           $  21,059,390    $   25,023,676
                                                          =============    ==============

   The accompanying notes are an integral part of these financial statements.

                 CHENIERE ENERGY, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                                   Year Ended
                                                                                                   December 31,
                                                                             ---------------------------------------------------
                                                                                 2002               2001                2000
                                                                             ------------       -------------       ------------
Revenues
     Oil and Gas Sales                                                       $    239,055       $   2,372,632       $  5,320,432
                                                                             ------------       -------------       ------------
          Total Revenues                                                          239,055           2,372,632          5,320,432
                                                                             ------------       -------------       ------------

Operating Costs and Expenses
     Production Costs                                                              90,038             420,242            388,637
     Depreciation, Depletion and Amortization                                     368,562           1,243,828          3,371,383
     Ceiling Test Write-down                                                            -           5,126,248                  -
     General and Administrative Expenses
          LNG Terminal Development                                              1,556,782           1,788,419            343,572
          Other                                                                 1,918,580           2,503,544          1,595,087
                                                                             ------------       -------------       ------------
               General and Administrative Expenses                              3,475,362           4,291,963          1,938,659
                                                                             ------------       -------------       ------------
          Total Operating Costs and Expenses                                    3,933,962          11,082,281          5,698,679
                                                                             ------------       -------------       ------------
Loss from Operations                                                           (3,694,907)         (8,709,649)          (378,247)
Equity in Net Loss of Unconsolidated Affiliate                                 (2,184,847)         (2,974,191)          (426,649)
Gain on Sale of Proved Oil and Gas Properties                                     340,257                   -                  -
Loss on Early Extinguishment of Debt                                             (100,544)                  -                  -
Interest Income                                                                     7,733              18,578             23,916
                                                                             ------------       -------------       ------------
Loss Before Income Taxes                                                       (5,632,308)        (11,665,262)          (780,980)
Provision for Income Taxes                                                              -                   -                  -
                                                                             ------------       -------------       ------------
Net Loss                                                                     $ (5,632,308)      $ (11,665,262)      $   (780,980)
                                                                             ============       =============       ============
Net Loss Per Share - Basic and Diluted                                       $      (0.42)      $       (0.89)      $      (0.07)
                                                                             ============       =============       ============
Weighted Average Number of Shares Outstanding - Basic and Diluted              13,297,393          13,035,256         10,732,678
                                                                             ============       =============       ============

   The accompanying notes are an integral part of these financial statements.

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                        Common Stock            Additional                         Total
                                                   ----------------------        Paid-In       Accumulated     Stockholders'
                                                     Shares       Amount         Capital         Deficit           Equity
                                                   ----------    --------      ------------    -------------   --------------
Balance - December 31, 1999                        10,053,118    $ 30,159      $ 33,293,822    $  (5,578,243)  $   27,745,738
Issuance of Shares in Exchange for Note               250,000         750           499,250                -          500,000
Issuance of Warrants                                        -           -           722,800                -          722,800
Issuances of Stock                                  2,244,275       6,733         5,199,767                -        5,206,500
Expenses Related to Offerings                               -           -          (332,850)               -         (332,850)
Net Loss                                                    -           -                 -         (780,980)        (780,980)
                                                   ----------    --------      ------------    -------------   --------------
Balance - December 31, 2000                        12,547,393    $ 37,642      $ 39,382,789    $  (6,359,223)  $   33,061,208

Issuance of Stock                                     750,000       2,250         1,647,750                -        1,650,000
Issuances of Warrants and Options                           -           -           110,000                -          110,000
Expenses Related to Offerings                               -           -            (6,671)               -           (6,671)
Net Loss                                                    -           -                 -      (11,665,262)     (11,665,262)
                                                   ----------    --------      ------------    -------------   --------------
Balance - December 31, 2001                        13,297,393    $ 39,892      $ 41,133,868    $ (18,024,485)  $   23,149,275

Issuances of Warrants and Options                           -           -           280,368                -          280,368
Net Loss                                                    -           -                 -       (5,632,308)      (5,632,308)
                                                   ----------    --------      ------------    -------------   --------------
Balance - December 31, 2002                        13,297,393    $ 39,892      $ 41,414,236    $ (23,656,793)  $   17,797,335
                                                   ==========    ========      ============    =============   ==============

   The accompanying notes are an integral part of these financial statements.

                  CHENIERE ENERGY, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                    Year Ended
                                                                                                   December 31,
                                                                              ------------------------------------------------
                                                                                   2002                2001            2000
                                                                              --------------       -------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                  $   (5,632,308)      $ (11,665,262)  $  (780,980)
    Adjustments to Reconcile Net Loss to
       Net Cash Provided By (Used In) Operating Activities:
            Depreciation, Depletion and Amortization                                 368,562           1,243,828     3,371,383
            Ceiling Test Write-down                                                        -           5,126,248             -
            Non-Cash Expense                                                         (32,649)            380,000       134,250
            Gain on Sale of Proved Oil and Gas Properties                           (340,257)                  -             -
            Loss on Early Extinguishment of Debt                                     100,544                   -             -
            Equity in Net Loss of Unconsolidated Affiliate                         2,184,847           2,974,191       426,649
                                                                              --------------       -------------   -----------
                                                                                  (3,351,261)         (1,940,995)    3,151,302
   Changes in Operating Assets and Liabilities
            Accounts Receivable                                                     (752,648)            591,672        54,863
            Prepaid Expenses                                                         (27,786)             14,818       (16,787)
            Accounts Payable and Accrued Liabilities                               1,367,370            (877,772)    2,014,028
                                                                              --------------       -------------   -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                               (2,764,325)         (2,212,277)    5,203,406
                                                                              --------------       -------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of Fixed Assets                                                        (14,506)           (407,817)     (320,362)
    Oil and Gas Property Additions                                                (1,430,472)         (4,343,705)   (6,561,169)
    Net Proceeds from Sale of Proved Oil and Gas Properties                        2,235,365                   -             -
    Sale of Interest in Oil and Gas Prospects                                        628,259           2,039,429             -
    Sale of Oil and Gas Seismic Data                                                 825,000           3,353,197             -
    Proceeds from Contribution of Assets to Unconsolidated Affiliate                       -                   -     2,000,000
    LNG Site Costs                                                                  (250,000)           (200,000)            -
                                                                              --------------       -------------   -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                1,993,646             441,104    (4,881,531)
                                                                              --------------       -------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Issuances of Notes Payable                                       1,250,000                   -     2,605,000
    Repayment of Notes Payable                                                      (500,000)                  -    (7,068,213)
    Sale of Common Stock                                                                   -             500,000     5,156,500
    Offering Costs                                                                         -              (6,671)     (302,550)
                                                                              --------------       -------------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            750,000             493,329       390,737
                                                                              --------------       -------------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (20,679)         (1,277,844)      712,612

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                      610,718           1,888,562     1,175,950

                                                                              --------------       -------------   -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                     $      590,039       $     610,718   $ 1,888,562
                                                                              ==============       =============   ===========

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

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The consolidated financial statements include the accounts of Cheniere Energy, Inc. and its wholly owned subsidiaries. As of December 31, 2002, Cheniere also owned an effective 9.3% interest in an affiliated company, Gryphon Exploration Company, and accounts for this investment using the equity method of accounting (see Note 7). All significant intercompany accounts and transactions have been eliminated in consolidation.

Oil and Gas Properties

     The Company follows the full cost method of accounting for its oil and gas properties. Under this method, all productive and nonproductive exploration and development costs incurred for the purpose of finding oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, together with internal costs directly attributable to property acquisition, exploration and development activities. Interest is capitalized on oil and gas properties not subject to amortization and in the process of development. The Company capitalized interest totaling ($42,261), $165,813 and $1,154,099 and general and administrative expenses, net of reimbursements, totaling $829,000, $782,000 and $743,355 for the years 2002, 2001 and 2000, respectively. Capitalized interest for 2002 was negative due to a refund of interest that was paid in 2001.

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

Revenue Recognition

     Revenues from the sale of oil and gas production are recognized upon passage of title, net of royalty interests. When sales volumes differ from the Company's entitled share, an underproduced or overproduced imbalance occurs. To the extent an overproduced imbalance exceeds the Company's share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. At December 31, 2002

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and 2001, the Company had no gas imbalances.

LNG Site Costs

     The Company initially capitalizes the cost of options to purchase LNG sites and the cost of options to lease LNG sites. Upon execution of a lease agreement, such costs are amortized over the lease period. Should the Company make a decision not to lease a particular site, the costs associated with that site are expensed in the period in which the decision is made (see Note 13). All other costs incurred in the initial development of the Company's LNG receiving terminal business are charged to expense as incurred.

Fixed Assets

     Fixed assets are recorded at cost. Repairs and maintenance costs are charged to operations as incurred. Depreciation is computed using the straight-line method calculated to amortize the cost of assets over their estimated useful lives, which range from two to five years. Upon retirement or other disposition of fixed assets, the cost and related depreciation is removed from the accounts and the resulting gains or losses are recorded.

Offering Costs

     Offering costs consist primarily of placement fees, professional fees and printing costs. These costs are charged against the related proceeds from the sale of common stock in the periods in which they occur or charged to expense in the event of a terminated offering.

Income Taxes

     Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the current period's provision for income taxes.

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

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The fair value of options is calculated using the Black-Scholes option-pricing model. Assumptions used in the pricing model and pro forma effects on the Company's net losses had it adopted the optional recognition provisions of SFAS No. 123 are summarized in the following table. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

                                                                     Year Ended December 31,
                                                         -----------------------------------------------
                                                             2002               2001             2000
                                                         ------------     -------------     ------------
Dividend yield                                                    0.0%              0.0%             0.0%
Weighted average volatility                                     107.8%             84.3%            82.0%
Risk-free interest rate                                           2.9%              3.5%             5.8%
Expected lives of options                                   4.0 years         4.0 years        4.0 years
Net loss                                                 $ (5,632,308)    $ (11,665,262)    $   (780,980)
Net loss per share (basic and diluted)                   $      (0.42)    $       (0.89)    $      (0.07)
Pro forma employee compensation                          $    607,766     $     427,575     $    238,228
Pro forma net loss                                       $ (6,240,074)    $ (12,092,837)    $ (1,019,208)
Pro forma net loss per share (basic and diluted)         $      (0.47)    $       (0.93)    $      (0.09)

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

Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and note payable approximate fair value because of the short maturity of those instruments.

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

Concentration of Credit Risk

     All of the Company's revenues are derived from no more than two customers. The Company's products are

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

commodities and constantly have a readily available market for sale.

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

New Accounting Pronouncements

     In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (ARO), which requires that an asset retirement cost be capitalized as part of the cost of the related long-lived asset and allocated to expense by using a systematic and rational method. Under this Statement, an entity is not required to re-measure an ARO liability at fair value each period but is required to recognize changes in an ARO liability resulting from the passage of time and revisions in cash flow estimates. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will adopt SFAS 143 effective January 1, 2003. The Company believes that the initial adoption of SFAS 143 will not have a material impact on its earnings or statement of financial position; however, this pronouncement may have a significant effect on the Company in the future.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 supersedes Emerging Issues Task Force
(EITF) Issue No. 94-3. The principal difference between SFAS 146 and EITF Issue No. 94-3 relates to when an entity can recognize a liability related to exit or disposal activities. SFAS 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when the liability is incurred. EITF Issue No. 94-3 allowed a liability related to an exit or disposal activity to be recognized at the date an entity commits to an exit plan. The provisions of SFAS 146 are effective for all exit or disposal activities initiated after January 1, 2003. This statement is not expected to have a material impact on the Company upon adoption.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect to identify any variable interest entities that must be consolidated. In the event a variable interest entity is identified, the Company does not expect the requirements of FIN No. 46 to have a material impact on its financial condition or results of operations.

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3-ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                  December 31,
                                             ---------------------
                                                2002        2001
                                             ---------   ---------
Taxes other than income                      $  42,611   $  91,695
Accrued LNG costs                              391,177     270,000
Accrued oil and gas property costs             250,000           -
Other accrued liabilities                            -      47,894
                                             ---------   ---------

     Accrued liabilities                     $ 683,788   $ 409,589
                                             =========   =========

NOTE 4-FIXED ASSETS

     Fixed assets consist of the following:

                                                  December 31,
                                             ---------------------
                                                2002        2001
                                             ---------  ----------

Furniture and fixtures                       $  48,618  $   48,618
Computers and office equipment                 303,151     342,674
Other                                          263,936     253,566
                                             ---------  ----------
                                               615,705     644,858
Less accumulated depreciation                 (399,364)   (228,626)
                                             ---------  ----------
Fixed assets, net                            $ 216,341  $  416,232
                                             =========  ==========

     Depreciation expense related to the Company's fixed assets totaled $185,396, $197,789 and $347,865 for the years ended December 31, 2002, 2001 and
2000, respectively.

NOTE 5-OIL AND GAS PROPERTIES

     Investments in oil and gas properties are as follows:

                                                  December 31,
                                          ----------------------------
                                                2002         2001
                                          -------------  -------------

Oil and gas properties:
     Proved                               $  11,296,639  $  12,308,315
     Unproved                                16,751,347     16,236,962
                                          -------------  -------------
                                             28,047,986     28,545,277
Less accumulated depreciation,
 depletion and amortization                 (10,453,757)   (10,379,191)
                                          -------------  -------------
                                          $  17,594,229  $  18,166,086
                                          =============  =============

     Depreciation, depletion and amortization of oil and gas property costs totaled $74,566, $1,029,239 and $3,023,518 for the years ended December 31, 2002, 2001 and 2000, respectively. Depreciation, depletion and amortization per equivalent Mcf (using an Mcf-to-barrel conversion factor of 6 to 1) was $0.79, $1.84 and $2.04 for the years ended December 31, 2002, 2001 and 2000, respectively.

     Costs incurred for unproved oil and gas properties were $2,813,370 in 2002 and $4,807,808 in 2001. The

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company believes that all unproved property costs will be evaluated within five years.

     At June 30, 2001 and September 30, 2001, the Company's capitalized costs exceeded its capitalization ceiling, resulting in ceiling test write-downs totaling $5,126,248 for the year ended December 31, 2001.

     The Company has made substantial investments in acquiring, processing and reprocessing its seismic databases covering a 6,800-square-mile project area offshore Texas and Louisiana and a 228-square-mile project area onshore and offshore Louisiana. The costs of these projects become subject to amortization on a ratable basis as the oil and gas reserves expected to be recovered from the projects are discovered. The Company began drilling prospects identified within its seismic databases in 1999, but did not participate in the drilling of any wells in 2000, 2001 or 2002. Interpretation of this data and related prospect generation is ongoing.

     In September 2001, Cheniere paid $500,000 to acquire all rights to its 228-square-mile proprietary seismic database from the industry partner with whom it had jointly owned the data since 1996. Concurrent with this acquisition, Cheniere sold the seismic data to a seismic marketing company for $2,500,000 and a 50% share in licensing proceeds generated by the marketing company. In September 2002, Cheniere sold its remaining interest in future licensing proceeds to the marketing company for $825,000. Proceeds from the September 2001 and 2002 sales of 3D seismic data were recorded as a reduction to the Company's unproved oil and gas property costs. Cheniere retains a license to all of the seismic data for use in its exploration program.

     In March 2002, the Company entered into a purchase and sale agreement for the sale of its proved oil and gas properties in West Cameron Block 49. The purchase price, effective January 1, 2002, was $2,350,000. Net proceeds after a purchase price adjustment and payment of a commission were $2,235,365. Closing occurred on April 22, 2002.

NOTE 6-EXPLORATION AGREEMENT

     On March 10, 2000, Cheniere entered into an exploration agreement with an industry partner. Under the terms of the agreement, Cheniere's exploration partner acquired an option to participate at a 50% working interest level in any drilling prospects generated by Cheniere over the subsequent eighteen-month period within a defined area of mutual interest in the Gulf of Mexico. Pursuant to the exploration agreement, Cheniere received a fixed management fee of $230,000 per month over the eighteen-month term of the agreement. In addition, Cheniere's partner paid a disproportionate share of the cost of leasing and of the initial test well on each prospect. Cheniere was the operator of the drilling program. Management fees received by Cheniere in 2000 totaled $1,684,193 and were reported as a $988,548 recovery of general and administrative expenses attributable to generating the management fee and a $695,645 reduction to the amount of general and administrative expenses which were capitalized as oil and gas property costs. Each such portion of the management fee was allocated based on the historical cost and expense structure of the Company. In October 2000, Cheniere assigned its rights and obligations under this agreement to Gryphon, its unconsolidated affiliate, in connection with the Company's investment in Gryphon, as described in Note 7.

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

     Cheniere and Warburg also have the option, in connection with subsequent capital calls made by Gryphon, to contribute up to an additional $75,000,000 to Gryphon, proportionate to their respective ownership interests. Under the terms of the agreement governing these additional contributions, in the event that either Cheniere or Warburg elects not to participate in any additional contribution, the other investor has the option to purchase the non-participating investor's proportionate share. Assuming (i) that Gryphon makes subsequent capital calls for an aggregate of $75,000,000, (ii) that Cheniere elects not to participate in any of the capital calls and (iii) that Warburg elects to purchase all of Cheniere's proportionate share, and giving effect to Cheniere's sale to Gryphon of 6,740 shares of Gryphon common stock in July 2001 and its sale to Gryphon of 51,400 shares of Gryphon common stock in March 2002 (see Note 12), the Company's effective interest in Gryphon, after giving effect to the conversion of Gryphon's preferred stock, will be reduced to 8.0%.

     During 2001 and 2002, Gryphon made cash calls totaling $60,000,000 against its capital commitment of $75,000,000. Cheniere declined to participate in such cash calls, and Warburg elected to purchase all of Cheniere's proportionate share of such cash calls. Also during 2001, Cheniere transferred 6,740 shares of Gryphon common stock to Gryphon in connection with the sale of licenses to certain seismic data. In March 2002, Cheniere sold 51,400 shares of its Gryphon common stock to Gryphon, subject to certain repurchase options (discussed below). As a result of these transactions, Cheniere's ownership interest in Gryphon, after the effect of converting preferred stock into common stock, was reduced from 36.8% at December 31, 2000 to 9.3% as of December 31, 2002.

     In connection with the seismic license contributed to Gryphon upon its formation, Cheniere entered into an agreement with the third party issuer of the license. The agreement provided that Cheniere would pay a transfer fee to the third party in an aggregate amount of up to $2,500,000. Such transfer fee was contingent upon Gryphon's completion of up to ten successful wells during the license period and within the license area. Cheniere's existing and contingent obligations under this agreement were fully discharged in March 2002 in connection with its sale of 51,400 shares of Gryphon common stock to Gryphon and the related assumption by Gryphon of these obligations. Cheniere has a one-year option to repurchase all or a portion of the 51,400 shares at a price of $50 per share if exercised within 120 days of the sale or at prices increasing ratably thereafter to approximately $68 per share one year after the sale.

     Cheniere accounts for its investment in Gryphon using the equity method of accounting. Although Cheniere's participation on the Gryphon board of directors provides significant influence over the operating and financial policies of Gryphon, Cheniere does not participate in the day-to-day management of Gryphon, does not exercise control over Gryphon and cannot effect a change in the management of Gryphon. Cheniere's equity share of Gryphon's losses for the period from October 11, 2000 through December 31, 2000 was $426,649, calculated by applying Cheniere's 100% common stock ownership interest to Gryphon's net income of $19,003 and reducing such result for Gryphon's preferred dividend arrearages of $445,652. For 2001, Cheniere's equity share of Gryphon's losses was $2,974,191, calculated by applying Cheniere's 100% common stock ownership interest to Gryphon's net income of $84,000 and reducing such result for Gryphon's preferred dividend arrearages of $3,058,191 for the year. Cheniere's equity share of Gryphon's losses for 2002 was $2,184,847, calculated by applying Cheniere's 100% common stock ownership interest to Gryphon's net loss of $519,000, reducing such result for Gryphon's preferred dividend arrearages of $5,844,746 for the year and limiting the cumulative amount of net loss recognized to the balance of Cheniere's investment in Gryphon. During 2002, Cheniere's basis of its investment in Gryphon was reduced to zero, but not below zero, because Cheniere does not guarantee any obligations of Gryphon and is not committed to provide additional financial support to Gryphon. The amount of Gryphon's net loss that has not yet been recorded by Cheniere was $4,179,000 at December 31, 2002. At such time as Warburg converts its preferred shares to common shares, Cheniere's equity share of Gryphon's earnings (losses) will be calculated using the effective ownership interest at the time of such conversion, and will no longer be reduced by preferred dividends. Gryphon's preferred stock is convertible at the option of the holder at a rate of $100 per share of common stock at any time after the holders of a majority of the preferred stock execute a written consent permitting a conversion of the preferred stock or, if earlier, at any time after August 31, 2010. In the event the holders of a majority of the preferred stock vote to convert all of their shares of preferred stock into common stock, all shares of preferred stock shall automatically be converted, without further action by Gryphon or its shareholders. In addition, Gryphon has the right, at its option, to convert shares of preferred stock into common stock upon Gryphon's closing of a firm commitment qualified public offering.

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Summarized financial information relative to Gryphon is set forth below (in thousands):

                                                    December 31,
                                                 -------------------
                                                    2002      2001
                                                 --------   --------
Current assets                                   $ 12,215   $ 14,864
Oil and gas properties, full cost method           91,007     53,551
Fixed assets                                          458        616
Current liabilities                                11,870      5,001
Long-term liabilities                                   -          -
Deferred tax liabilities                            2,043      1,182


                                                    Year Ended December 31,
                                                 ---------------------------
                                                   2002       2001    2000
                                                 --------   --------  ------
Revenues                                         $ 11,143   $  2,382  $    -
Income (loss) from continuing operations             (674)        82      29
Net income (loss)                                    (519)        84      19
Preferred dividends in arrears                     (5,845)    (3,058)   (446)
Cheniere's equity in losses from
 unconsolidated affiliate                          (2,185)    (2,974)   (427)

     The following items represent the differences between Cheniere's equity share of Gryphon's net assets and the balance in Cheniere's investment in unconsolidated affiliate (in thousands).

                                                      December 31,
                                                 -------------------
                                                   2002       2001
                                                 --------   --------
Cheniere's equity share of Gryphon's net assets  $  4,767   $  7,848
Gryphon losses not yet recorded by Cheniere         4,179          -
Preferred stock dividends in arrears               (9,349)    (3,504)
Excess of Cheniere cost basis                        (500)    (1,500)
Gryphon offering expenses                             903        903
                                                 --------   --------
Cheniere's investment basis                      $      -   $  3,747
                                                 ========   ========

NOTE 8-NOTES PAYABLE

     At December 31, 2002, Cheniere had a $750,000 short-term note payable outstanding. At December 31, 2001, Cheniere had no outstanding debt obligations. Set forth below is a description of financing facilities used by the Company under which financing cash inflows and outflows occurred during the three years ended December 31, 2002.

June 2002 - LNG Receiving Terminal Financing

     In June 2002, Cheniere received $750,000 as a refundable payment for the sale of two options to purchase an aggregate of up to a 20% interest in its Freeport LNG receiving terminal project. In the event the first option is exercised, the payment is applied to the purchase price. In the event the option is not exercised, the payment is refundable, and repayment is secured by a note payable executed by Cheniere. The note is payable in full on July 15, 2003. It will bear interest at 8%, payable at maturity and accruing from the earlier of the time the option expires or the date the holder elects not to exercise. As of December 31, 2002, the note has not yet begun to bear interest. The note is secured by Cheniere's revenues, accounts receivable and other assets. In March 2003, the option was exercised and the note payable was canceled.

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 2002 - $500,000 Bridge Financing

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

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     At December 31, 2002, the Company had net operating loss (NOL) carryforwards for tax reporting purposes of approximately $22,234,000. In accordance with SFAS No. 109, a valuation allowance equal to the net tax benefit for deferred taxes has been established due to the uncertainty of realizing the benefit of such NOL carryforwards.

     Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows:

                                                      Year Ended December 31,
                                                -------------------------------
                                                     2002                2001
                                                ------------      -------------
Deferred tax assets
     NOL carryforwards                          $  8,226,583      $  11,802,327
     Oil and gas properties and fixed assets          70,169            150,330
     Investment in unconsolidated affiliate          513,190                  -
                                                ------------      -------------
                                                   8,809,942         11,952,657
                                                ------------      -------------

Deferred tax liabilities
     Investment in unconsolidated affiliate                -            560,532
                                                ------------      -------------
                                                           -            560,532
                                                ------------      -------------
Net deferred tax assets                            8,809,942         11,392,125
Less:  valuation allowance                        (8,809,942)       (11,392,125)
                                                ------------      -------------
                                                $          -      $           -
                                                ============      =============

     NOL carryforwards expire starting in 2012 extending through 2022. Certain of the Company's NOLs are subject to per year availability of approximately $1,900,000 under Internal Revenue Code Section 382 change of ownership limitations.

         The gross change in the valuation allowance for deferred tax assets was approximately $(2,582,183), $7,739,165 and $679,000 during the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 10-WARRANTS

         As of December 31, 2002, Cheniere has issued and outstanding 2,593,521 warrants for the purchase of its common stock. The Company has reserved an equal number of shares of common stock for issuance upon the exercise of its outstanding warrants. Warrants issued by the Company do not confer upon the holders thereof any voting or other rights of a stockholder of the Company. The Company has granted warrants in connection with certain of its debt or equity financings and as compensation for services. In instances where warrants were granted in connection with financings, such warrants were valued based on the estimated fair market value of the stock at the date of issuance. Where warrants were issued for services, fair value was calculated using the Black-Scholes pricing model. The terms of warrants outstanding at December 31, 2002 range from three years to approximately fourteen years, with a weighted average remaining life of 2.7 years at December 31, 2002. All outstanding warrants are fully exercisable. Prices at which the warrants are exercisable range from $1.20 to $11.50 per share, with a weighted average exercise price of $4.06 per share at December 31, 2002. Information related to Cheniere's warrants is summarized in the following table:

                                                                                   December 31,
                                                                      ---------------------------------------
                                                                          2002          2001          2000
                                                                      ------------  ------------  -----------
Outstanding at beginning of period                                       2,850,288     2,758,621    2,116,951
Warrants issued                                                            312,500        91,667    1,291,462
Warrants exercised                                                               -             -     (234,375)
Warrants canceled                                                         (569,267)            -     (415,417)
                                                                      ------------  ------------  -----------
Outstanding at end of period                                             2,593,521     2,850,288    2,758,621
                                                                      ============  ============  ===========
Weighted average exercise price of warrants outstanding               $       4.06  $       4.47  $      4.52
                                                                      ============  ============  ===========
Weighted average remaining contractual life of warrants outstanding      2.7 years     1.8 years    2.5 years

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes information about warrants outstanding at December 31, 2002:

                                 Weighted Average
     Exercise        Number      Years Remaining
      Prices       Outstanding   Contractual Life
  --------------   -----------   ----------------
  $9.50 - $11.50        25,000        1.7
   $7.00 - $8.00       313,542        1.0
   $5.00 - $6.00       461,367        4.8
       $4.00           756,100        0.5
   $2.50 - $3.00       600,012        4.7
   $1.20 - $1.75       437,500        2.8
                   -----------
                     2,593,521
                   ===========

     In March and May 2002, the Company issued to an unrelated third party lender warrants to purchase 200,000 shares of Cheniere common stock at an exercise price of $2.50 per share, exercisable in or before 2012. These warrants were issued in connection with the March 2002 short-term bridge financing. (See
Note 8 for discussion of this Note Payable.)

     In April 2002, as compensation for assistance in the Company's sale of its West Cameron Block 49 oil and gas proved properties, Cheniere issued to a consultant warrants to purchase 50,000 shares of Cheniere common stock at an exercise price of $2.50 per share, exercisable on or before April 22, 2007.

     In August 2002, as compensation for assistance in the marketing of the Company's LNG terminal capacity, Cheniere issued to a consultant warrants to purchase 50,000 shares of Cheniere common stock at an exercise price of $1.20 per share, exercisable on or before August 26, 2007.

     In December 2002, as compensation for assistance in the Company's investor relations program, Cheniere issued to a consultant warrants to purchase 12,500 shares of Cheniere common stock at an exercise price of $1.25 per share, exercisable on or before December 19, 2007.

NOTE 11-STOCK-BASED COMPENSATION

     In 1997, the Company established the Cheniere Energy, Inc. 1997 Stock Option Plan, as amended, (the Option Plan), which allows for the issuance of options to purchase up to 2,000,000 shares of Cheniere common stock. The Company has reserved 2,000,000 shares of common stock for issuance upon the exercise of options which have been granted or which may be granted. As of December 31, 2002 the Company had granted options on 1,983,611 shares. The term of options granted under the Option Plan is generally five years. Vesting varies, but generally occurs over three or four years, in increments of 33% or 25%, respectively, on each anniversary of the grant date. All options granted under the Option Plan have exercise prices equal to or greater than fair market value at the date of grant.

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A summary of the status of the Company's stock options is presented below:

                                                                                                 December 31,
                                                                                 ---------------------------------------
                                                                                     2002           2001        2000
                                                                                 ------------  -----------   -----------
Outstanding at beginning of period                                                  1,741,111      884,236       540,299
Options granted at an exercise price of $6.00 per share                                     -            -        83,750
Options granted at an exercise price of $2.75 per share                                     -            -       450,875
Options granted at an exercise price of $2.38 per share                                     -       20,000             -
Options granted at an exercise price of $2.16 per share                                     -       20,000             -
Options granted at an exercise price of $1.94 per share                                     -            -       380,000
Options granted at an exercise price of $1.70 per share                                     -      100,000             -
Options granted at an exercise price of $1.25 per share                               267,500            -             -
Options granted at an exercise price of $1.20 per share                                30,000            -             -
Options granted at an exercise price of $1.06 per share                                     -      760,000             -
Options granted at an exercise price of $0.93 per share                                50,000            -             -
Options canceled                                                                     (105,000)     (43,125)     (570,688)
                                                                                 ------------  -----------   -----------
Outstanding at end of period                                                        1,983,611    1,741,111       884,236
                                                                                 ============  ===========   ===========
Exercisable at end of period                                                        1,106,111      664,444       220,799
                                                                                 ============  ===========   ===========
Weighted average exercise price of options outstanding                           $       2.07  $      2.21   $      3.45
                                                                                 ============  ===========   ===========
Weighted average exercise price of options exercisable                           $       2.56  $      3.16   $      5.03
                                                                                 ============  ===========   ===========
Weighted average fair value of options granted during the period                 $       1.20  $      0.76   $      1.39
                                                                                 ============  ===========   ===========
Weighted average remaining contractual life of options outstanding                  3.4 years    4.1 years     4.3 years

     The following table summarizes information about fixed options outstanding at December 31, 2002:

                                                   Options
                     Options Outstanding         Exercisable
               -------------------------------   -----------
                              Weighted Average
   Exercise       Number       Years Remaining      Number
    Prices      Outstanding   Contractual Life   Outstanding
   --------    ------------   ----------------   -----------
    $12.00            8,750        0.3                 8,750
    $ 7.20            4,861        0.9                 4,861
    $ 6.00          210,000        1.8               192,500
    $ 2.75          225,000        2.6               175,000
    $ 2.38           20,000        3.0                 6,667
    $ 2.16           20,000        3.1                 6,667
    $ 1.94          367,500        2.9               263,333
    $ 1.70           50,000        3.7                33,333
    $ 1.25          267,500        5.0                80,000
    $ 1.20           30,000        4.7                     -
    $ 1.06          730,000        3.9               335,000
    $ 0.93           50,000        4.8                     -
                  ---------                        ---------
                  1,983,611                        1,106,111
                  =========                        =========

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

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

pursuant to the terms of his employment agreement. The fair value of these warrants is included in the above pro forma net loss calculated under SFAS No. 123.

NOTE 12-RELATED PARTY TRANSACTIONS

     In March 2002, Cheniere sold 51,400 shares of its Gryphon common stock to Gryphon, subject to an option to repurchase the shares, thereby reducing its interest in Gryphon from its then-current 20.2% to 13.7% on an as-converted basis. Such sale was made in connection with the settlement of a lawsuit filed by Fairfield Industries Incorporated against Cheniere and Gryphon. In connection with its sale of Gryphon common stock to Gryphon, Cheniere has a one-year option to repurchase all or a portion of the 51,400 shares at a price of $50 per share if exercised within 120 days of the sale or at prices increasing ratably thereafter to approximately $68 per share one year after the sale. As consideration for the shares, Gryphon agreed to make payments in full satisfaction of certain existing and contingent obligations of Cheniere totaling $3,561,692. Cheniere, Gryphon, and Fairfield Industries, Inc. reached a settlement agreement whereby a lawsuit and related claims asserted by Fairfield against Cheniere and Gryphon were dismissed.

     In April 2002, Cheniere's president advanced amounts totaling $30,000 to the Company. Subsequent to its sale of producing oil and gas properties, Cheniere repaid the advances on April 25, 2002, with accrued interest at 10% per annum totaling $122.

     Commencing October 1, 2001, Cheniere has made office space available for use by a non-management director. The pro rata amount of office lease expense related to that space was $4,500 in 2002 and $1,125 in 2001.

     In April 2001, the Company sold an interest in a prospect to Gryphon. Gryphon paid Cheniere $225,563 for a 50% interest in the related leases and will pay a disproportionate share of the drilling costs on terms representative of what a third party would pay for participation in the prospect generated by Cheniere.

     In June 2001, Cheniere sold to Gryphon for $3,500,000 one of its two licenses to the Seitel 3D seismic data. Gryphon paid $853,197 in cash to Cheniere and agreed to pay $2,646,803 of Cheniere's obligations related to the reprocessing of the data. Cheniere remained responsible for payment of the final $1,061,692 in reprocessing charges upon final delivery of all reprocessed data, which is anticipated to be received in 2003. This payment obligation was assumed by Gryphon in connection with Cheniere's March 2002 sale of 51,400 shares of Gryphon common stock to Gryphon.

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

     In September 2001, the Company made a payment of $40,000 to its chairman representing consulting fees for the months of October 2001 through January 2002. The unearned balance of $10,000 was included in prepaid expenses at December 31, 2001.

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

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

working interest owners, including Gryphon, in accordance with the terms of the joint interest operating agreement.

     In conjunction with certain of the Company's private placements of equity, placement fees have been paid to Investors Administration Services, Limited
(IAS), a company in which the brother of Charif Souki, Cheniere's chairman, is a principal. Placement fees paid to IAS totaled $30,000 for 2001 and $99,000 for 2000. As of December 31, 2001, the Company had accrued placement fees of $30,000 included in accrued liabilities. Such payments made in 2000 were recorded as offering costs and reflected as a reduction of additional paid-in capital. Payments made in 2001 were expensed.

NOTE 13-COMMITMENTS AND CONTINGENCIES

Lease Commitments

     In November 2000, the Company entered into an office lease agreement with a term which runs through March 31, 2003. In March 2003, the Company entered into a lease agreement related to its existing office space with a term which runs through March 31, 2004. Future minimum lease payments are $126,835 and $31,509 for the years ending December 31, 2003 and 2004, respectively. Effective in October 2000, Cheniere assigned its rights and obligations under a previous office lease agreement to Gryphon. Cheniere's total rental expense for office space for the years ending December 31, 2002, 2001 and 2000 was $131,038, $157,146 and $222,394, respectively. Cheniere also leases exploration software at a cost of $30,000 per month on a term which runs through December 2003.

LNG Commitments

     In April 2001, the Company engaged research consultants in connection with the development of its LNG receiving terminal business. The engagement was terminated in July 2002. Consideration for services rendered will be payable after final closing of the equity financing of one or more LNG import terminals in Texas. Such consideration will include a cash payment of $200,000 and the issuance of warrants to purchase 225,000 shares of Cheniere common stock at a price of $2.50 per share, exercisable for a period of 10 years (valued at $173,576 using Black-Scholes methodology).

     In connection with the Company's acquisition of its Freeport, Texas LNG receiving terminal site option in 2001, Cheniere issued 500,000 shares of common stock valued at $1,150,000 or $2.30 per share, the closing price of the Company's common stock on the date of the transaction. Additionally, Cheniere has committed to issue 750,000 shares of its common stock to the seller of the option on April 15, 2003, and Cheniere will receive no additional consideration. Cheniere was also obligated to pay to the seller of the option a royalty equal to approximately 10% of processing revenues from the LNG receiving terminals which Cheniere develops, up to a maximum of $10,950,000 per year. Under the terms of the Freeport lease option, the Company was obligated to make semiannual payments of $125,000 commencing in September 2001 and continuing throughout the 3-year term of the lease option. Such option payments have been and will be applied toward lease rentals upon the execution of a long-term lease. In connection with Cheniere's February 2003 sale of the Freeport project to Development, Development has assumed the royalty obligation on processing through the Freeport terminal. Additionally, Development has converted the Freeport lease option into a long term lease and is responsible for all rental and other obligations thereunder.

     In connection with Cheniere's acquisition of its option to lease the Brownsville, Texas LNG terminal site, Cheniere paid $33,600 for a one-year option commencing in June 2001 and made the first renewal payment in June 2002. Such option is renewable for an additional one-year period, through June 2004 for additional consideration of $33,600 per year.

     Cheniere obtained a one-year purchase option to acquire the LNG terminal site in Sabine Pass, Texas, commencing in November 2001, in exchange for initial consideration of $200,000, of which $75,000 was paid in cash at closing and $125,000 was due six months from closing, provided that such option was not terminated at an earlier date. The purchase option was terminated by Cheniere during 2002, and no additional consideration beyond the $75,000 was paid. Subsequent to December 31, 2002, Cheniere entered into a lease option for a different site at Sabine Pass, on the Louisiana side of the river. Lease option rentals, commencing in March 2003, are approximately $100,000 per year, renewable annually for up to six years.

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In December 2002, Cheniere entered into a non-binding Memorandum of Understanding with Sherwin providing for the negotiation of a partnership agreement which would grant Sherwin a 33% interest in Cheniere's Corpus Christi receiving terminal project in exchange for Sherwin's agreement to fund the first $4,500,000 in project development costs. Completion of the partnership agreement is scheduled to occur by April 15, 2003. In the event that such an agreement is not consummated by that date, Sherwin will grant to Cheniere a lease option on the terminal site lands in Corpus Christi. The option rentals will be $100,000 per year for up to 5 years. Upon exercise of the option, lease rentals would be $400,000 per year for an initial term of 33 years, renewable for two additional terms of 33 years each.

Legal proceedings

     The Company has been and may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. Management regularly analyzes current information and as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management and legal counsel, as of December 31, 2002, there were no threatened or pending legal matters that would have a material impact on the Company's consolidated results of operations, financial position or cash flows.

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

NOTE 14-LIQUIDITY

     The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As of December 31, 2001, the Company had experienced recurring losses from operations and, during 2001, had negative cash flows from operating activities. In addition, the Company had a working capital deficiency of $530,242 and an accumulated deficit of $18,024,485 as of December 31, 2001. These considerations raised substantial doubt about Cheniere's ability to continue as a going concern as of December 31, 2001.

     As of December 31, 2002, management expects that the Company will meet all of its liquidity requirements for the next twelve months through a combination of cash balances, collection of receivables and cash flows from current operations. Such sources are not expected to be adequate to meet future liquidity requirements as the Company expands its LNG terminal business. The Company expects that future liquidity requirements will be met by one or more of the following: the divestiture of producing oil and gas properties, sales of portions of its working interest in the prospects within its exploration program, sale to an industry partner of a participation in the Company's exploration program, sale of a participation interest in the Company's LNG projects and/or additional offerings of the Company's debt or equity securities. In the event that the Company is unable to obtain additional capital from one or more of these sources, its operations could be adversely affected.

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

     Cheniere's needs for additional financing include the following:

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   . Additional capital may be required to pay for Cheniere's share of costs relating to the drilling of prospects and development of those that are successful, to exercise lease options and to acquire additional oil and gas leases. The total amount of the Company's capital needs will be determined in part by the number of prospects generated within its exploration program, by the working interest that the Company retains in those prospects and by the Company's ability to identify partners willing to bear a portion of drilling costs which would otherwise be attributable to the Company.

   . The Company may need capital to fund its pro-rata share of the capital calls by Gryphon that are approved by Gryphon's board of directors. If the Company subscribes to its pro-rata portion of such capital calls but fails to fund, it would lose its ability to subscribe to any future capital calls and would suffer further dilution of its holdings in Gryphon. In 2002, Gryphon made cash calls in the aggregate amount of $30,000,000, which were funded entirely by Warburg, in March, June, September and November 2002. Cheniere declined to participate in these cash calls and its interest in Gryphon has been reduced from 20.2% to 9.3% on an as-converted basis, as of December 31, 2002. It is anticipated that Gryphon will make cash calls for additional funds. The Company's share of such future capital calls could total up to approximately $1,400,000. If the Company elects not to fund its pro-rata portion of such capital calls, and Warburg funds its portion, as they would be entitled to do, and as they have since the formation of Gryphon, the Company's ownership percentage of Gryphon's common stock on an as-converted basis will be further reduced (to as low as 8%). See Liquidity and Capital Resources - Exploration Funding under Item 7 of this report.

   . The Company will need substantial additional funds to execute its plan for developing and expanding its LNG receiving terminal business, including engineering, environmental, marine, regulatory, construction and legal work, including any such work involved in permitting and FERC filings related to Cheniere's second and third sites. Such costs are estimated to be approximately $3,000,000 per year for each terminal to be developed.

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

   . additional offerings of the Company's equity securities, which would cause dilution of its common stock,

   . sales of portions of its working interest in the prospects within its exploration program, which would reduce future revenues from its exploration program,

   . sale to an industry partner of a participation in the Company's exploration program, which would reduce future revenues from its exploration program,

   . sale of all or a portion of the Company's producing oil and gas properties, which would reduce future revenues,

   . additional sales of interests in the Company's LNG projects and

   . arrangement of a business development loan from, or prepayment of terminal use fees by, prospective sellers or purchasers of LNG.

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 15-SUPPLEMENTAL CASH FLOW DISCLOSURES AND DISCLOSURES OF NON-CASH TRANSACTIONS

     In 2002, Cheniere transferred computer equipment with a net book value of $29,001 to an exploration consulting company as compensation for its services. The Company sold 51,400 shares of its Gryphon common stock to Gryphon in consideration for their assumption of certain existing and contingent liabilities of Cheniere totaling $3,561,692. In connection with the sale of the Company's proved oil and gas properties, Cheniere issued warrants to purchase 50,000 shares of Cheniere common stock to a consultant valued at $22,695. The Company issued warrants to purchase 200,000 shares of Cheniere common stock and extended the expiration period on existing warrants to purchase 255,417 shares of Cheniere common stock, all at a value of $265,993, in connection with a short-term bridge financing arrangement with an unrelated third party lender. Cheniere issued warrants to purchase 50,000 shares of Cheniere common stock to a consultant valued at $39,269 for assistance in marketing the Company's LNG terminal capacity. The Company issued 12,500 stock options valued at $10,435 to a consultant for assistance in developing the LNG terminal business. Cheniere issued warrants to purchase 12,500 shares of Cheniere common stock to an investor relations consultant valued at $10,435. During 2002, the Company accrued an additional $96,777 for the services of an LNG project consultant. As of December 31, 2002, Cheniere has accrued a liability to this consultant of $366,777, of which $166,777 is the estimated value of warrants to be issued to purchase 225,000 shares of Cheniere common stock.

     In 2001, Cheniere issued warrants to purchase 50,000 shares of Cheniere common stock to a consultant valued at $93,000. The Company issued 500,000 shares valued at $1,150,00 to acquire an LNG site lease option. The Company sold 6,740 shares of Gryphon Cheniere common stock with a fair market value of $417,880 to Gryphon in connection with the sale of a license to 3D seismic data. Additional value ascribed to sale of seismic was $256,141 (see Note 12). In connection with the Company's sale of licenses to 3D seismic data to Gryphon, Gryphon assumed liabilities for reprocessing charges of $6,820,824 and made payment on behalf of Cheniere in the amount of $5,847,533 during 2001. The Company has accrued $270,000 as of December 31, 2001, related to an obligation to issue to a consultant an equity participation in its LNG project. The Company issued 25,000 stock options valued at $17,000 to a consultant for assistance in securing long-term supplies of LNG.

     In 2000, Cheniere issued 16,667 shares of Cheniere common stock in exchange for seismic data reprocessing services valued at $50,000. The Company issued 50,000 shares of Cheniere common stock as a price adjustment to shares issued in 1999 for oil and gas drilling services. Cheniere issued warrants to purchase 25,000 shares of Cheniere common stock (valued at $30,300) as a placement fee in connection with the sale of securities. The Company issued warrants to purchase 250,000 shares of Cheniere common stock (valued at $528,000) in connection with the establishment of a bridge financing facility. Cheniere issued 250,000 shares of Cheniere common stock in satisfaction of $500,000 in short-term notes payable issued under a bridge financing facility. Cheniere also issued warrants to purchase 250,000 shares of Cheniere common stock to its president and chief executive officer in October 2000, pursuant to his employment agreement. The Company issued its financial advisers warrants to purchase 125,000 shares of Cheniere common stock, valued at $164,500, as consideration for assistance in the capitalization of Gryphon.

     In connection with the Gryphon transaction in October 2000, Cheniere contributed to Gryphon certain assets and liabilities with a net book value of $7,065,919 for a 36.8% ownership interest in Gryphon.

     The Company paid $55,920, $105,813 and $329,232 for interest in the years ended December 31, 2002, 2001 and 2000, respectively. The Company has not paid any income taxes in the three years ended December 31, 2002.

     The values of securities issued by the Company in connection with the transactions described above are based on third party arms-length negotiated prices.

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16-SUBSEQUENT EVENTS

     In August 2002, Cheniere entered into an agreement with entities controlled by Michael S. Smith to sell a 60% interest in its planned LNG receiving facility at Freeport, Texas. In February 2003, Cheniere's Freeport LNG project was acquired by Freeport LNG Development, L.P. ("Freeport LNG"), in which Cheniere retained a 40% interest. Freeport LNG will pay Cheniere $5,000,000 in cash and will spend up to $9,000,000 to obtain permits and prepare the project for the construction phase with no further contribution by Cheniere. After contribution of the full $9,000,000, additional expenses will be borne by the parties pro rata based on their respective ownership interests. Smith, through a controlled entity, Freeport LNG Investments, LLC (Investments) holds a 60% interest in Freeport LNG. Smith will manage the project as chief executive officer of Freeport LNG.

     The cash payments to Cheniere are payable $1,000,000 at closing; $750,000 on July 15, 2003 and October 15, 2003; and $2,500,000 30 days after all construction permits are obtained for the Freeport site. With the signing of a definitive lease agreement for the Freeport, Texas terminal site on December 19, 2002, Freeport LNG paid to Cheniere $650,000 for related costs and expenses, which amount would have been reimbursable by Cheniere should the sale to Freeport LNG not have been completed. Furthermore, at closing on February 27, 2003, Freeport LNG paid Cheniere an additional $530,215 in cash and assumed Cheniere liabilities of $560,211, all related to Freeport LNG project costs. These payments and assumptions of liabilities represent an aggregate of $1,740,426 in project cost recoveries to Cheniere, in addition to the $1,000,000 initial installment payment received at closing.

     Cheniere pledged its Gryphon common stock as collateral to secure potential repayment of the $650,000 advance received in December 2002. Management expects such collateral will be released by March 31, 2003.

     The Company accounted for this transaction in accordance with Emerging Issues Task Force Issue No. 89-7, Exchange of Assets or Interest in a Subsidiary for a Noncontrolling Equity Interest in a New Entity, and, accordingly, recorded a gain on the assets transferred to the extent of the percentage interest not retained.

     On March 1, 2003, pursuant to an existing option agreement, Cheniere sold a 10% interest in Freeport LNG to a third party for $2,333,333, payable over time, including the cancellation of the Company's $750,000 short-term note payable. Cheniere retained a 30% interest in Freeport LNG. In connection with the closing of the transactions in 2003, Cheniere issued warrants for the purchase of 1,000,000 shares of its common stock at a price of $2.50 per share, exercisable for a period of 10 years.

     The pro forma effects of the transactions on Cheniere's balance sheet, as if the transactions had been consummated at December 31, 2002, are as follows:

                                                                                 Unaudited
                                                                  -----------------------------------------------
                                                    Historical        Pro Forma Adjustments           Pro Forma
                                                 ---------------  -----------------------------      ------------
                                                                     Debits           Credits
                                                                  -----------       -----------
Current Assets                                   $     1,848,820  $   526,000(5)    $    60,000(3)   $  3,299,820
                                                                    1,000,000(6)      1,086,000(5)
                                                                    1,583,000(7)        512,000(5)
Oil and Gas Properties                                17,594,229                                       17,594,229
LNG Site Costs                                         1,400,000                      1,400,000(1)              -
Investment in Partnership                                      -    1,400,000(1)      1,000,000(6)      4,939,000
                                                                    4,760,000(2)      1,571,000(7)
                                                                      600,000(3)
                                                                      750,000(4)
Other                                                    216,341                                          216,341
                                                 ---------------                                     ------------
     Total Assets                                $    21,059,390                                     $ 26,049,390
                                                 ===============                                     ============

Current Liabilities                              $     3,262,055  $   560,000(5)    $   540,000(3)   $  1,980,055
                                                                      512,000(5)
                                                                      750,000(7)
Stockholders' Equity
   Common Stock                                           39,892                                           39,892
   Additional Paid-in-Capital                         41,414,236                        750,000(4)     42,164,236
   Accumulated Deficit                               (23,656,793)                     4,760,000(2)    (18,134,793)
                                                                                        762,000(7)
                                                 ---------------                                     ------------
     Total Stockholders' Equity                       17,797,335                                       24,069,335
                                                 ---------------                                     ------------
     Total Liabilities and Stockholders' Equity  $    21,059,390                                     $ 26,049,390
                                                 ===============                                     ============

The pro forma adjustments include the following entries:

     (1) To reclassify $1,400,000 in LNG site costs to Investment in Partnership,
     (2)  To record $4,760,000 gain on sale of 60% interest in Freeport project,
     (3) To record $600,000 in financial advisor fees, of which $60,000 had been previously accrued,
     (4)  To record the issuance of warrants valued at $750,000,
     (5) To record collection of $1,086,000 account receivable through $526,000 cash reimbursement, and $560,000 assumption of liabilities by Development, and repayment of $512,000 in payables,
     (6)  To record the $1,000,000 first installment payment by Development and
     (7) To record $2,333,000 sale by Cheniere of 10% interest in Development and resulting $762,000 gain, establishing $1,583,000 in receivables and canceling $750,000 note payable.

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
          SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
                 OIL AND GAS RESERVES AND RELATED FINANCIAL DATA
                                   (unaudited)

COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

     Presented below are costs incurred in oil and gas property acquisition, exploration and development activities:

                                               Year Ended December 31,
                                    -------------------------------------------
                                        2002           2001             2000
                                    ------------   ------------    ------------
 Acquisition of properties
      Proved properties             $          -   $          -    $          -
      Unproved properties              2,813,370      4,807,808       6,603,296
 Exploration costs                             -              -               -
 Development costs                        15,011         99,800         673,136
                                    ------------   ------------    ------------
           Subtotal                    2,828,381      4,907,608       7,276,432
 Amounts contributed to
  unconsolidated affiliate                     -              -      (9,379,534)
                                    ------------   ------------    ------------
           Total                    $  2,828,381   $  4,907,608    $ (2,103,102)
                                    ============   ============    ============
 Proportional share of
  unconsolidated affiliate (1)      $ 43,496,000   $ 36,576,000    $ 18,196,000
                                    ============   ============    ============

     (1) Represents Cheniere's proportional share, based on its 100% common stock ownership, of the costs incurred in oil and gas activities of Gryphon. Upon the conversion of Gryphon's preferred shares, such proportional share of Gryphon activities would be reduced to 9.3%, or $4,045,000 for 2002.

     Included in the above amounts for the years ended December 31, 2002, 2001 and 2000 were $849,240, $947,813 and $1,897,454, respectively, of capitalized general and administrative expenses, capitalized interest expense and capitalized debt discount directly related to property acquisition, exploration and development.

CAPITALIZED COSTS RELATED TO OIL AND GAS PRODUCING ACTIVITIES

     The following table presents total capitalized costs of proved and unproved properties and accumulated depreciation, depletion and amortization related to oil and gas producing operations:

                                                                           December 31,
                                                         -----------------------------------------------
                                                             2002               2001            2000
                                                         --------------   ----------------  ------------
Proved properties                                        $   11,296,639   $     12,308,315  $ 10,951,317
Unproved properties                                          16,751,347         16,236,962    18,253,731
                                                         --------------   ----------------  ------------
                                                             28,047,986         28,545,277    29,205,048
Accumulated depreciation, depletion and amortization        (10,453,757)       (10,379,191)   (4,223,704)
                                                         --------------   ----------------  ------------
                                                         $   17,594,229   $     18,166,086  $ 24,981,344
                                                         ==============   ================  ============

Proportional share of unconsolidated affiliate (1)       $   89,698,000   $     53,551,000  $ 18,196,000
                                                         ==============   ================  ============

     (1) Represents Cheniere's proportional share, based on its 100% common stock ownership, of the capitalized costs related to oil and gas producing activities of Gryphon. Upon the conversion of Gryphon's preferred shares, such proportional share of Gryphon's capitalized costs related to oil and gas producing activities would be reduced to 9.3%, or $8,342,000 at December 31, 2002.

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
          SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
                 OIL AND GAS RESERVES AND RELATED FINANCIAL DATA
                                   (unaudited)

RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES

The results of operations from oil and gas producing activities are as follows:

                                                                          Year Ended December 31,
                                                                     -------------------------------------
                                                                        2002         2001         2000
                                                                     ---------   ------------  -----------
     Revenues                                                        $ 239,055   $  2,372,632  $ 5,320,432
     Production costs                                                  (90,038)      (420,242)    (388,637)
     Depreciation, depletion and amortization                          (74,566)    (1,029,239)  (3,023,518)
     Ceiling test write-down                                                 -     (5,126,248)           -
     Income tax benefit (expense)                                            -              -            -
                                                                     ---------   ------------  -----------
     Results of operations from oil and gas producing activities
      (excluding corporate overhead and interest costs)              $  74,451   $ (4,203,097) $ 1,908,277
                                                                     =========   ============  ===========

     Equity in results of operations from oil and gas
      producing activities (excluding corporate overhead
      and interest costs) of unconsolidated affiliate (1)            $ 828,000   $    907,000  $         -
                                                                     =========   ============  ===========

(1) Represents Cheniere's proportional share, based on its 100% common stock ownership, of the results of operations from oil and gas producing activities (excluding corporate overhead and interest costs). Such proportional share will be reduced to 9.3% upon the conversion of Gryphon's preferred shares, resulting in a decrease in Cheniere's proportional interest in the results of operations from oil and gas producing activities to $77,000 for 2002.

RESERVE QUANTITIES

     Estimates of proved reserves of Cheniere and the related standardized measure of discounted future net cash flow information are substantially based on the reports generated by the Company's independent petroleum engineers (Ryder Scott Company) in accordance with the rules and regulations of the SEC. The independent engineers' estimates were based upon a review of production histories and other geologic, economic, ownership and engineering data provided by the Company. These estimates represent the Company's interest in the reserves associated with its properties. All of the Company's oil and gas reserves are located within the United States or its territorial waters.

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
          SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
                 OIL AND GAS RESERVES AND RELATED FINANCIAL DATA
                                   (unaudited)

     The Company's estimates of its proved reserves and proved developed reserves of oil and gas as of December 31, 2002, 2001 and 2000 and the changes in its proved reserves are as follows:

                                                                  2002                     2001                   2000
                                                          ----------------------    ---------------------   --------------------
                                                             Oil         Gas          Oil          Gas        Oil         Gas
                                                           (Bbls)       (Mcf)        (Bbls)       (Mcf)     (Bbls)       (Mcf)
                                                          --------    ----------    -------    ----------   ------    ----------
 Proved reserves:
      Beginning of year                                     15,088     3,245,000     19,874     4,568,000   27,816     5,796,000
      Revisions of prior estimates                               -             -     (2,178)     (780,226)  (7,200)     (354,103)
      Production                                              (495)      (91,470)    (2,608)     (542,774)  (3,703)   (1,459,897)
      Sale of reserves in place                            (14,598)   (3,177,278)         -             -        -             -
      Extensions, discoveries and other additions            3,985     1,356,748          -             -    2,961       586,000
                                                          --------    ----------    -------    ----------   ------    ----------
      End of year                                            3,980     1,333,000     15,088     3,245,000   19,874     4,568,000
                                                          ========    ==========    =======    ==========   ======    ==========
      Interest in proved reserves of
       unconsolidated affiliate - end of year (1)          371,808    27,508,000    210,151    17,468,000    2,640     1,674,000
                                                          ========    ==========    =======    ==========   ======    ==========

 Proved developed reserves:
      Beginning of year                                     15,088     3,245,000     16,913     3,982,000   27,816     5,796,000
                                                          ========    ==========    =======    ==========   ======    ==========
      End of year                                            1,606       503,000     15,088     3,245,000   16,913     3,982,000
                                                          ========    ==========    =======    ==========   ======    ==========

      Interest in proved developed reserves of
       unconsolidated affiliate - end of year (1)          165,421    16,332,000    192,569    13,022,000    2,640     1,674,000
                                                          ========    ==========    =======    ==========   ======    ==========

(1) Represents Cheniere's proportional share, based on its 100% common stock ownership, of the proved reserves and proved developed reserves of Gryphon. Upon the conversion of Gryphon's preferred shares, such proportional share of Gryphon reserves would be reduced to 9.3%, or proved reserves of 34,578 Bbls and 2,558,000 Mcf and proved developed reserves of 15,384 Bbls and 1,519,000 Mcf at December 31, 2002. Such reserves were not considered in the Company's calculation of depreciation, depletion and amortization or the calculation of its ceiling test.

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

     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is as follows:

                                                                                       December 31,
                                                                         -----------------------------------------------
                                                                             2002              2001            2000
                                                                         -----------       ------------     ------------
 Future gross revenues                                                   $ 6,343,537       $  8,076,063     $ 48,989,932
 Less - future costs:
       Production                                                           (163,683)        (2,570,550)      (5,853,817)
       Development                                                           (56,250)          (910,800)      (2,823,300)
       Income Taxes                                                                -                  -       (7,947,748)
                                                                         -----------       ------------     ------------
 Future net cash flows                                                     6,123,604          4,594,713       32,365,067
 Less - 10% annual discount for estimated timing of cash flows              (992,141)        (1,671,812)     (11,747,065)
                                                                         -----------       ------------     ------------

 Standardized measure of discounted future net cash flows                $ 5,131,463       $  2,922,901     $ 20,618,002
                                                                         ===========       ============     ============

     The following table summarizes the principal sources of change in the standardized measure of discounted future net cash flows:

                                                                                    Year Ended December 31,
                                                                          ------------------------------------------
                                                                              2002           2001           2000
                                                                          ------------   ------------   ------------
 Standardized measure - beginning of period                               $  2,922,901   $ 20,618,002   $  7,570,129
      Sales of oil and gas produced, net of production costs                  (149,017)    (1,952,390)    (4,931,795)
      Extensions, discoveries and other additions                            5,208,984              -      3,537,975
      Revisions to previous quantity estimates, timing and other               (28,799)      (675,047)    (2,349,930)
      Net changes in prices and production costs                                     -    (21,242,047)    20,424,190
      Sale of reserves in place                                             (2,212,670)             -              -
      Development costs incurred                                                15,011         99,800        673,136
      Changes in estimated development costs                                  (624,947)    (1,556,205)             -
      Net changes in income taxes                                                    -      5,062,716     (5,062,716)
      Accretion of discount                                                          -      2,568,072        757,013
                                                                          ------------   ------------   ------------
 Standardized measure - end of period                                     $  5,131,463   $  2,922,901   $ 20,618,002
                                                                          ============   ============   ============

 Standardized measure - end of period - proportional interest in
  reserves of unconsolidated affiliate (1)                                $ 95,211,000   $ 28,778,000   $  9,138,920
                                                                          ============   ============   ============

 Current prices at year-end, used in standardized measure
      Oil (per barrel)                                                    $      29.23   $      19.00   $      29.72
      Gas (per mcf)                                                       $       4.64   $       2.61   $      10.71

(1) Represents Cheniere's proportional share, based on its 100% common stock ownership, of the standardized measure of Gryphon's proved oil and gas reserves. Such proportional share of Gryphon's standardized measure will be reduced to 9.3% upon the conversion of Gryphon's preferred shares, resulting in a decrease in Cheniere's proportional interest in the standardized measure of unconsolidated affiliate to $8,855,000 at December 31, 2002.

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

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
          SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
                       SUMMARIZED QUARTERLY FINANCIAL DATA
                                   (unaudited)

Quarterly Financial Data - (unaudited)

                                                            First          Second           Third          Fourth
                                                           Quarter         Quarter         Quarter         Quarter       Year
                                                       -------------    -------------   -------------  ------------  -------------
 Year ended December 31, 2002:
      Revenues                                         $     161,604    $      37,955   $      21,998  $     17,498  $     239,055
      Gross profit (2)                                       (18,423)         (52,528)       (111,912)      (36,682)      (219,545)
      Income (loss) from operations (3)                   (1,318,501)      (1,636,668)     (1,478,002)      738,264     (3,694,907)
      Net income (loss) (3)                               (2,530,967)      (2,366,029)     (1,474,972)      739,660     (5,632,308)
      Net income (loss) per share - basic and diluted  $       (0.19)   $       (0.18)  $       (0.11) $       0.06  $       (0.42)

 Year ended December 31, 2001:
      Revenues                                         $     971,656    $     774,832   $     395,540  $    230,604  $   2,372,632
      Ceiling test write-down                                      -        2,159,645       2,966,603             -      5,126,248
      Gross profit (2)                                       523,248       (1,904,100)     (2,972,576)      (64,258)    (4,417,686)
      Income (loss) from operations                         (502,374)      (3,200,636)     (4,130,150)     (876,489)    (8,709,649)
      Net income (loss) (1)                                 (910,851)      (3,785,625)     (5,057,915)   (1,910,871)   (11,665,262)
      Net loss per share - basic and diluted (1)       $       (0.07)   $       (0.29)  $       (0.38) $      (0.14) $       (0.89)

(1) Third quarter results in 2001 have been restated to reverse a $425,678 ($0.03 per share) gain on sale of unconsolidated affiliate stock.

(2) Revenues less operating expenses other than general and administrative.

(3) Fourth quarter 2002 includes $1,611,082 in recoveries of general and administrative expenses reimbursable under the terms of the Contribution Agreement related to Cheniere's sale of its Freeport LNG site, which closed in February 2003.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On October 17, 2002, Cheniere Energy, Inc. (the "Registrant") dismissed PricewaterhouseCoopers LLP ("PWC") as the Registrant's principal accountant and engaged Mann Frankfort Stein & Lipp CPAs, L.L.P. ("Mann Frankfort") as the principal accountant for the fiscal year ending December 31, 2002. The change in principal accountant was approved by the audit committee of the Registrant's board of directors.

     In connection with the audits of the Registrant's two fiscal years ended December 31, 2001, and the subsequent interim period through such dismissal, there were no disagreements between PWC and the Registrant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PWC, would have caused them to make a reference thereto in their report on the financial statements for such year.

     The reports of PWC on the consolidated financial statements of the Registrant and subsidiaries as of and for the years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except the report on the consolidated financial statements as of and for the year ended December 31, 2001 included an explanatory paragraph regarding the existence of substantial doubt about the Registrant's ability to continue as a going concern, and the report on the consolidated financial statements as of and for the year ended December 31, 2000 included an explanatory paragraph regarding the recoverability of the Registrant's unevaluated oil and gas properties.

     During the Company's two most recent fiscal years and through October 17, 2002, the Registrant did not consult Mann Frankfort with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to paragraph 3 of General Instruction G to Form 10-K, the information required by Item 10 of Part III of this Report is incorporated by reference from Cheniere's definitive proxy statement involving the election of directors, which is to be filed pursuant to Regulation 14A within 120 days after the end of Cheniere's fiscal year ended December 31, 2002.

ITEM 11.  EXECUTIVE COMPENSATION

     Pursuant to paragraph 3 of General Instruction G to Form 10-K, the information required by Item 11 of Part III of this Report is incorporated by reference from Cheniere's definitive proxy statement involving the election of directors, which is to be filed pursuant to Regulation 14A within 120 days after the end of Cheniere's fiscal year ended December 31, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Pursuant to paragraph 3 of General Instruction G to Form 10-K, the information required by Item 12 of Part III of this Report is incorporated by reference from Cheniere's definitive proxy statement involving the election of directors, which is to be filed pursuant to Regulation 14A within 120 days after the end of Cheniere's fiscal year ended December 31, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to paragraph 3 of General Instruction G to Form 10-K, the information required by Item 13 of Part III of this Report is incorporated by reference from Cheniere's definitive proxy statement involving the election of directors, which is to be filed pursuant to Regulation 14A within 120 days after the end of Cheniere's fiscal year ended December 31, 2002.

ITEM 14.  CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements, Schedules and Exhibits

(1) Financial Statements - Cheniere Energy, Inc. and Subsidiaries

     Reports of Independent Accountants.....................................39
     Consolidated Balance Sheet.............................................41
     Consolidated Statement of Operations...................................42
     Consolidated Statement of Stockholders' Equity.........................43
     Consolidated Statement of Cash Flows...................................44
     Notes to Consolidated Financial Statements.............................45
     Supplemental Information to the Consolidated Financial Statements......64

     The financial statements of Gryphon Exploration Company, for which Cheniere uses the equity method of accounting, have been filed as part of this report on Form 10-K. (See Item 14 (d).)

(2) Financial Statement Schedules

     All consolidated financial statement schedules have been omitted because they are not required, are not applicable, or the required information has been included elsewhere within this Form 10-K.

(3) Exhibits


Exhibit No          Description
----------          -----------------
       3.1          Amended and Restated  Certificate of Incorporation of
                    Cheniere Energy, Inc. (Cheniere) (Incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form
                    10-Q for the quarter ended June 30, 1999 (File No. 0-9092)
                    filed on August 16, 1999)
       3.2          Certificate of Amendment to the Amended and Restated
                    Certificate of Incorporation of Cheniere (Incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No.
                    0-9092) filed on August 16, 1999)
       3.3          By-laws of Cheniere as amended through April 7, 1997
                    (Incorporated by reference to Exhibit 3.2 of the Company's
                    Annual Report on Form 10-K for the year ended December 31,
                    1998 (File No. 0-9092) filed on March 29, 1999)
       4.1          Specimen Common Stock  Certificate of Cheniere
                    (Incorporated by reference to Exhibit 4.1 of the Company's
                    Registration Statement on Form S-1 filed on August 27, 1996
                    (File No. 333-10905) filed on January 14, 1998)

       10.1 Cheniere Energy, Inc. 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.25 of the Quarterly on Form 10-Q for the quarter ended November 31, 1997 (File No. 0-9092) filed on January 14, 1998)
       10.2 First Amendment to Cheniere Energy, Inc. 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10.26 of the Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-9092) filed on March 29, 2000)
       10.3 Seismic Data Purchase Agreement dated June 21, 2000 between Seitel Data and Cheniere. (Incorporated by reference to Exhibit 10.39 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-9092) filed on August 11, 2000)
       10.4 Contribution and Subscription Agreement dated October 11, 2000, by and among the Company, Gryphon Exploration Company and the other investors listed therein. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on October 20, 2000) (File No. 0-9092))
       10.5         Stockholders  Agreement  dated  October  11,  2000.
                    (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on October 20, 2000 (File No. 0-9092))
       10.6 Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Gryphon Exploration Company. (Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on October 20, 2000 (File No. 0-9092))
       10.7 Settlement and Purchase Agreement, dated and effective as of June 14, 2001 by and between Cheniere Energy, Inc., CXY Corporation, Crest Energy, L.L.C., Crest Investment Company and Freeport LNG Terminal, LLC (Incorporated by reference to
                    Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-16383) filed on April 1, 2002)
       10.8 Stock Purchase Agreement by and between Gryphon Exploration Company and Cheniere Energy, Inc. dated March 19, 2002 (Incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-16383) filed on April 1, 2002)
       10.9 Contribution Agreement, dated as of August 26, 2002, by and among Freeport LNG Investments, LLC, Freeport LNG-GP, Inc., Cheniere Energy, Inc., Cheniere LNG, Inc. and Freeport LNG Terminal, L.L.C. (Incorporated by reference to Exhibit 2 of the Company's Current Report on Form 8-K (File No. 1-16383) filed on September 4, 2002).
       10.10 Extension and Amendment to Contribution Agreement, dated as of September 19, 2002, by and among Freeport LNG Investments, LLC, Freeport LNG-GP, Inc., Cheniere Energy, Inc., Cheniere LNG, Inc. and Freeport LNG Terminal, L.L.C. (Incorporated by reference to Exhibit 2 of the Company's Current Report on Form 8-K (File No. 1-16383) filed on September 26, 2002).
       10.11 Second Extension and Amendment to Contribution Agreement, effective as of October 4, 2002, by and among Freeport LNG Investments, LLC, Freeport LNG-GP, Inc., Cheniere Energy, Inc., Cheniere LNG, Inc. and Freeport LNG Terminal, L.L.C. (Incorporated by reference to Exhibit 1 of the Company's Current Report on Form 8-K (File No. 1-16383) filed on November 5, 2002).
       10.12 Third Amendment to Contribution Agreement, dated as of February 27, 2003, by and among Freeport LNG Investments, LLC, Freeport LNG-GP, Inc., Cheniere Energy, Inc., Cheniere LNG, Inc. and Freeport LNG Terminal, L.L.C. (Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K (File No. 1-16383) filed on March 7, 2003).
       10.13 Amended and Restated Partnership Agreement of Freeport LNG Development, L.P., dated as of February 27, 2003, by and among Freeport LNG-GP, Inc., Freeport LNG Investments, LLC and Cheniere LNG, Inc. (Incorporated by reference to Exhibit
                    10.5 of the Company's Current Report on Form 8-K (File No. 1-16383) filed on March 7, 2003).
       10.14 Warrant to Purchase Common Stock, dated as of February 27, 2003, issued by Cheniere Energy, Inc. in favor of Freeport LNG Investments, LLC. (Incorporated by reference to Exhibit
                    10.6 of the Company's Current Report on Form 8-K (File No. 1-16383) filed on March 7, 2003).

       10.15 Option Agreement, dated as of February 27, 2003, by and between Freeport LNG Investments, LLC and Cheniere Energy, Inc. (Incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K (File No. 1-16383) filed on March 7, 2003).

       10.16 Partnership Interest Purchase Agreement, dated as of March 1, 2003, by and among Contango Sundance, Inc., Contango Oil & Gas, Cheniere LNG, Inc. and Cheniere Energy, Inc. (Incorporated by reference to Exhibit 10.8 of the Company's Current Report on Form 8-K (File No. 1-16383) filed on March 7, 2003).

       10.17 Warrant to Purchase Common Stock, dated as of March 1, 2003, issued by Cheniere Energy, Inc. in favor of Contango Sundance, Inc. (Incorporated by reference to Exhibit 10.9 of the Company's Current Report on Form 8-K (File No. 1-16383) filed on March 7, 2003). 21.1 Subsidiaries of Cheniere Energy, Inc.
       21.1         Subsidiaries of Cheniere Energy, Inc.
       23.1         Consent of Mann Frankfort Stein & Lipp CPAs, L.L.P.
       23.2         Consent of PricewaterhouseCoopers LLP
       23.3         Consent of KPMG LLP
       99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002
       99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

(b) Reports On Form 8-K:
                    September 4, 2002 - The Company filed a Current Report on Form 8-K on September 4, 2002 to report that it had entered into a Contribution Agreement, dated as of August 26, 2002.

                    September 26, 2002 - The Company filed a Current Report on Form 8-K on September 26, 2002 to report that it had entered into an Extension and Amendment to Contribution Agreement, dated as of September 19, 2002, to extend the closing date of the transaction contemplated by the Contribution Agreement, dated as of August 26, 2002.

                    October 22, 2002 - The Company filed a Current Report on Form 8-K on October 22, 2002 to report a change in the Company's certifying independent public accountants.

                    November 5, 2002 - The Company filed a Current Report on Form 8-K on November 5, 2002 to report that it had entered into a Second Extension and Amendment to Contribution Agreement, effective as of October 4, 2002, amending the Contribution Agreement, dated as of August 26, 2002.

                    December 20, 2002 - The Company filed a Current Report on Form 8-K on December 20, 2002 to report the resignation of its president and chief executive officer.

                    March 7, 2003 - The Company filed a Current Report on Form 8-K on March 5, 2003 to report the sales of interests in the Company's Freeport LNG receiving terminal project.

(c) Not applicable.

(d) Gryphon Exploration Company Financial Statements, for which Cheniere uses the equity method of accounting, are filed as a part of this report beginning on page 77.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CHENIERE ENERGY, INC.
                                  (Registrant)

                                  By:/s/ Charif Souki
                                     -----------------------------------------
                                       Charif Souki
                                       Chairman, President and Chief Executive
                                       Officer
                                  Date:  March 26, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                                                       Date
----------------------------------      ---------------------------------------------------------   --------------
/s/ Charif Souki                        Chairman of the Board of Directors, President, (Principal   March 26, 2003
---------------------------------       Executive Officer) and Director
Charif Souki

/s/ Walter L. Williams                  Vice Chairman and Director                                  March 26, 2003
---------------------------------
Walter L. Williams

/s/ Don A. Turkleson                    Vice President, Chief Financial Officer, Secretary and      March 26, 2003
---------------------------------       Treasurer (Principal Financial and Accounting Officer)
Don A. Turkleson

/s/ Nuno Brandolini                     Director                                                    March 26, 2003
---------------------------------
Nuno Brandolini

/s/ Keith F. Carney                     Director                                                    March 26, 2003
---------------------------------
Keith F. Carney

/s/ Paul J. Hoenmans                    Director                                                    March 26, 2003
---------------------------------
Paul J. Hoenmans

/s/ John K. Howie                       Director                                                    March 26, 2003
---------------------------------
John K. Howie

/s/ Charles M. Reimer                   Director                                                    March 26, 2003
---------------------------------
Charles M. Reimer

CERTIFICATION BY CHIEF EXECUTIVE OFFICER PURSUANT TO SECURITIES EXCHANGE ACT RULE 13A-14

I, Charif Souki, certify that:

1.  I have reviewed this annual report on Form 10-K of Cheniere Energy, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/Charif Souki
----------------------------
Charif Souki
Chief Executive Officer

CERTIFICATION BY CHIEF FINANCIAL OFFICER PURSUANT TO SECURITIES EXCHANGE ACT RULE 13A-14

I, Don A. Turkleson, certify that:

1.  I have reviewed this annual report on Form 10-K of Cheniere Energy, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003

/s/Don A. Turkleson
------------------------
Don A. Turkleson
Chief Financial Officer

                          INDEX TO FINANCIAL STATEMENTS

GRYPHON EXPLORATION COMPANY


         Reports of Independent Accountants.......................78

         Balance Sheets...........................................80

         Statements of Income.....................................81

         Statements of Stockholders' Equity.......................82

         Statements of Cash Flows.................................83

         Notes to Financial Statements............................84

         Supplemental Information to Financial Statements.........96

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Gryphon Exploration Company


We have audited the accompanying balance sheet of Gryphon Exploration Company, as of December 31, 2002, and the related statements of income (loss), stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Gryphon Exploration Company, as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Houston, Texas
March 14, 2003

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Gryphon Exploration Company


In our opinion, the accompanying balance sheet and the related statements of income (loss), stockholders' equity and cash flows present fairly, in all material respects, the financial position of Gryphon Exploration Company at December 31, 2001 and the results of its operations and its cash flows for the year ended December 31, 2001 and for the period from inception (October 11, 2000) through December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 29, 2002

                              GRYPHON EXPLORATION COMPANY
                                     BALANCE SHEETS
                   (dollars in thousands, except share related items)

                                                                                 December 31,
                                                                         ----------------------------
                                                                            2002             2001
                                                                         ------------    ------------
                                     ASSETS
CURRENT ASSETS
   Cash and Cash Equivalents                                             $      2,986    $      7,931
   Restricted Cash Deposits                                                       260           1,751
   Receivables from Joint Interest Owners and Revenue Receivables               3,188           1,941
   Prepaid Expenses and Other                                                   5,781           3,241
                                                                         ------------    ------------
     Total Current Assets                                                      12,215          14,864

OIL AND GAS PROPERTIES, full cost method
   Proved Properties, net                                                      54,322          25,484
   Unproved Properties, not subject to amortization                            36,685          28,067
                                                                         ------------    ------------
     Total Oil and Gas Properties                                              91,007          53,551
FIXED ASSETS, net                                                                 458             616
                                                                         ------------    ------------
     Total Assets                                                        $    103,680    $     69,031
                                                                         ============    ============
                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts Payable and Accrued Liabilities                            $      5,773    $      1,948
     Advances from Joint Interest Owners                                        1,875             566
     Revenue Payable                                                                5           1,411
     Short-term Note Payable                                                    2,865           1,076
     Hedge Liability                                                            1,352              --
                                                                         ------------    ------------
       Total Current Liabilities                                               11,870           5,001
                                                                         ------------    ------------
DEFERRED TAX LIABILITY                                                          2,043           1,182
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS' EQUITY
   Preferred Stock, $.01 par value
      Authorized: 500,000 shares; Issued and Outstanding:                           2               1
       85,000 shares in 2002 and 55,000 shares in 2001
   Common Stock, $.01 par value
      Authorized: 4,000,000 shares; Issued: 145,600 shares
      Outstanding:  2002--87,460 shares; 2001--145,600 shares                       1               1
   Additional Paid-in-Capital                                                  93,160          63,161
   Retained Earnings (Deficit)                                                   (416)            103
   Treasury Stock
     Recorded at cost--58,140 shares in 2002 and 6,740 shares in 2001          (2,980)           (418)
                                                                         ------------    ------------
     Total Stockholders' Equity                                                89,767          62,848
                                                                         ------------    ------------
     Total Liabilities and Stockholders' Equity                          $    103,680    $     69,031
                                                                         ============    ============

   The accompanying notes are an integral part of these financial statements.

                        GRYPHON EXPLORATION COMPANY
                        STATEMENTS OF INCOME (LOSS)
                          (dollars in thousands)

                                                                                                                    Inception
                                                                           Year ended December 31,             (October 11, 2000)
                                                                    ---------------------------------------          Through
                                                                          2002                  2001            December 31, 2000
                                                                    ------------------   -------------------   -------------------
Oil and Gas Revenue                                                 $           12,495    $            2,382    $               --
Loss on Derivative Instruments                                                  (1,352)                   --                    --
                                                                    ------------------   -------------------   -------------------
                                                                                11,143                 2,382                    --
                                                                    ------------------   -------------------   -------------------
Operating Costs and Expenses
     Production Costs                                                              804                   254                    --
     Workover Costs                                                              3,226                    --                    --
     Depreciation, Depletion and Amortization                                    6,521                 1,769                   113
     General and Administrative Expenses                                         1,423                   685                   119
                                                                    ------------------   -------------------   -------------------
          Total Operating Costs and Expenses                                    11,974                 2,708                   232
                                                                    ------------------   -------------------   -------------------

Loss From Operations Before Interest Income and Income Taxes                      (831)                 (326)                 (232)
Interest Income                                                                    157                   408                   261
                                                                    ------------------   -------------------   -------------------
Income (Loss) From Operations Before Income Taxes                                 (674)                   82                    29
Income Tax Benefit / (Expense)                                                     155                     2                   (10)
                                                                    ------------------   -------------------   -------------------
Net Income (Loss)                                                   $             (519)   $               84    $               19
                                                                    ==================    ==================    ==================

The accompanying notes are an integral part of these financial statements.

                           GRYPHON EXPLORATION COMPANY
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                             (dollars in thousands)

                                     Common Stock         Preferred Stock      Additional                                 Total
                                ---------------------   -------------------     Paid-In        Retained     Treasury  Stockholders'
                                  Shares      Amount     Shares     Amount      Capital        Earnings       Stock     Equity
                                 --------    --------   --------   --------   -----------      ---------    --------  -------------
Balance - Date of Inception
     (October 11, 2000)                --    $     --         --   $     --      $     --       $     --    $     --       $     --
Issuance of Common Stock          145,600           1         --         --         9,064             --          --          9,065
Issuance of Preferred Stock            --          --     25,000         --        25,000             --          --         25,000
Offering Costs                         --          --         --         --          (896)            --          --           (896)
Net Income                             --          --         --         --            --             19          --             19
                                 --------    --------   --------   --------   -----------      ---------    --------  -------------
Balance - December 31, 2000       145,600           1     25,000         --        33,168             19          --         33,188
                                 --------    --------   --------   --------   -----------      ---------    --------  -------------
Treasury Stock                     (6,740)         --         --         --            --             --        (418)          (418)
Issuance of Preferred Stock            --          --     30,000          1        29,999             --          --         30,000
Offering Costs                         --          --         --         --           (6)             --          --             (6)
Net Income                             --          --         --         --            --             84          --             84
                                 --------    --------   --------   --------   -----------      ---------    --------  -------------
Balance - December 31, 2001       138,860    $      1     55,000   $      1      $ 63,161       $    103    $   (418)      $ 62,848
                                 --------    --------   --------   --------   -----------      ---------    --------  -------------
Treasury Stock                    (51,400)         --         --         --            --             --      (2,562)        (2,562)
Issuance of Preferred Stock            --          --     30,000          1        29,999             --          --         30,000
Net Loss                               --          --         --         --            --           (519)         --           (519)
                                 --------    --------   --------   --------   -----------      ---------    --------  -------------
Balance - December 31, 2002        87,460    $      1     85,000   $      2      $ 93,160       $   (416)   $ (2,980)      $ 89,767
                                 ========    ========   ========   ========   ===========      =========    ========  =============

   The accompanying notes are an integral part of these financial statements.

                           GRYPHON EXPLORATION COMPANY
                            STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                                                Inception
                                                                     Year ended December 31,               (October 11, 2000)
                                                          --------------------------------------------          Through
                                                                 2002                     2001             December 31, 2000
                                                         ---------------------    --------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income (Loss)                                     $               (519)   $                 84    $                 19
    Adjustments to Reconcile Net Income (Loss) to
       Net Cash Provided by Operating Activities:
            Depreciation, Depletion and Amortization                     6,521                   1,769                     113
            Non-Cash Expense                                                --                      --                      15
            Loss on Derivative Instruments                               1,352                      --                      --
            Deferred Income Taxes                                          862                      (2)                     10
                                                         ---------------------    --------------------    --------------------
                                                                         8,216                   1,851                     157
   Changes in Operating Assets and Liabilities
            Restricted Cash Deposits                                     1,491                   5,421                  (7,172)
            Accounts Receivable                                         (1,869)                   (246)                 (1,695)
            Prepaid Expenses                                            (1,920)                 (3,084)                   (181)
            Accounts Payable and Current Liabilities                     5,517                  (6,123)                 10,962
                                                         ---------------------    --------------------    --------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     11,435                  (2,181)                  2,071
                                                         ---------------------    --------------------    --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Oil and Gas Property Additions                                     (43,495)                (36,599)                 (9,545)
    Noncurrent Restricted Cash Deposits                                     --                   2,608                  (2,608)
    Purchases of Fixed Assets                                             (323)                   (513)                    (70)
                                                         ---------------------    --------------------    --------------------
NET CASH USED IN INVESTING ACTIVITIES                                  (43,818)                (34,504)                (12,223)
                                                         ---------------------    --------------------    --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of Preferred Stock                                             30,000                  30,000                  25,000
    Purchase of Treasury Stock                                          (2,562)                   (418)                     --
    Offering Costs                                                          --                      (6)                   (896)
    Proceeds from borrowings                                                --                   1,804                      --
    Repayment of borrowings                                                 --                    (716)                     --
                                                         ---------------------    --------------------    --------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               27,438                  30,664                  24,104
                                                         ---------------------    --------------------    --------------------
NET INCREASE (DECREASE) IN CASH                                         (4,945)                 (6,021)                 13,952
CASH - BEGINNING OF PERIOD                                               7,931                  13,952                      --
                                                         ---------------------    --------------------    --------------------
CASH - END OF PERIOD                                      $              2,986    $              7,931    $             13,952
                                                          ====================    ====================    ====================

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

     On October 11, 2000 ("Inception"), Gryphon completed a transaction with Warburg, Pincus Equity Partners, L.P. and certain affiliates thereof, ("Warburg") a global private equity fund based in New York, and Cheniere Energy, Inc. ("Cheniere") to fund an exploration program based upon approximately 8,800 square miles of 3D seismic data in the Gulf of Mexico (the "Fairfield data set"). Cheniere contributed selected net assets in exchange for 100% of the common stock of Gryphon. These assets included the Fairfield data set license, certain offshore leases, a prospect then being drilled, an exploration agreement with an industry partner (described in Note 4) and certain other assets and liabilities. In addition, Gryphon assumed certain liabilities and obligations of Cheniere in connection with the contribution of assets. The assets received from Cheniere less the liabilities assumed were recorded at their estimated net fair value at the date of the transaction. Also, at inception, Warburg contributed $25,000 and received Gryphon Series A convertible preferred stock, with an 8% cumulative dividend (Series A preferred stock). Cheniere and Warburg also agreed, under certain circumstances, to contribute additional capital up to $75,000 to Gryphon, proportionate to their respective ownership interests.

     As further discussed in Note 7, Warburg and certain employees of the Company contributed an additional $60,000 in exchange for 60,000 shares of Series A preferred stock during 2002 and 2001.

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

Oil and Gas Properties

     General. The Company uses the full cost method of accounting for exploration and development activities as defined by the U.S. Securities and Exchange Commission ("SEC"). Under this method of accounting, the costs for unsuccessful, as well as successful, exploration and development activities are capitalized as oil and gas properties. This includes any internal costs that are directly related to exploration and development activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas.

     The sum of net capitalized costs and estimated future development and abandonment costs of oil and gas properties and mineral investments is amortized using the unit-of-production method. The carrying values of oil and gas properties included in these financial statements do not purport to represent replacement or market values.

         In accordance with SEC Regulation S-X Rule 410 a(2), proved oil and gas reserves are the estimated quantities of natural gas, crude oil, condensate, and natural gas liquids that geological and engineering data demonstrate with reasonable certainty can be recovered in future years from new reservoirs under existing economic and operating conditions. Reserves are considered proved if they can be produced economically as demonstrated by either actual production or conclusive formation tests. The Company emphasizes that the volumes of reserves are

                           GRYPHON EXPLORATION COMPANY
                          NOTES TO FINANCIAL STATEMENTS
               (dollars in thousands, except share related items)

estimates which, by their nature, are subject to revision. The estimates are made using all available geological and reservoir data, as well as production performance data. These estimates, made by the Company's engineers and an independent third party reservoir engineering firm, are reviewed and revised, either upward or downward, as warranted by additional data. Revisions are necessary due to changes in assumptions based upon, among other things, reservoir performance, prices, economic conditions and governmental restrictions. Decreases in prices, for example, may cause a reduction in some proved reserves due to uneconomic conditions.

     Unproved Oil and Gas Properties. Unproved oil and gas properties include costs that are excluded from proved oil and gas properties and are not subject to amortization. These amounts generally represent costs of investments in unproved properties, non-producing leases, seismic data sets, and major development projects. Gryphon excludes these costs until proved reserves are found or it is determined that the costs are impaired. All costs excluded are reviewed at least annually to determine if impairment has occurred. Any impairment is transferred to the costs to be amortized (the proved oil and gas property pool). The Company evaluates significant properties, composed primarily of costs associated with offshore leases and seismic data sets, at least annually. Non-producing leases are evaluated based on the progress of the Company's exploration program to date. Exploration costs are transferred from unproved oil and gas properties to proved oil and gas properties upon completion of the first exploratory well on each property.

     Capitalized Seismic Costs / General & Administrative Expenses. The Company capitalizes the costs associated with its 3D data sets as well as a portion of its General and Administrative expenses which are applicable to its exploration activities. As the direct costs associated with drilled properties are transferred from the Company's unproved oil and gas properties to its proved oil and gas properties, the Company allocates a portion of the capitalized 3D seismic and General and Administrative expense to the proved property pool. The Company's allocation of these costs is based upon the capitalized costs associated with each 3D data set area divided by the estimated number of prospects projected to be developed from each respective data set. During 2002, 2001 and 2000, the Company allocated approximately $3,400, $1,800 and $0, respectively, of seismic exploration cost, general and administrative, and other costs transferred by Cheniere at Inception, to the cost of proved properties based on this allocation method. It is reasonably possible, based on the results obtained from future drilling, that revisions to this estimate could occur in the future, which could affect the Company's capitalization ceiling.

     Capitalized Interest. SFAS No. 34, "Capitalization of Interest Costs," provides standards for the capitalization of interest costs as part of the historical cost of acquiring assets. Financial Accounting Standards Board Interpretation ("FIN") No. 33 provides guidance for the application of SFAS No. 34 to the full cost method of accounting for oil and gas properties. Under FIN No. 33, costs of investments in unproved properties and major development projects, which are not subject to amortization and on which exploration or development activities are in progress, qualify for capitalization of interest. Capitalized interest is calculated by multiplying the Company's weighted-average interest rate on debt by the amount of costs included in unproved oil and gas properties. Capitalized interest cannot exceed gross interest expense. As costs are transferred from the unproved oil and gas properties pool to the proved oil and gas properties pool, the associated capitalized interest is also transferred to the proved oil and gas properties pool. The Company incurred no interest expense during 2002, 2001 or 2000, thus no interest costs were capitalized during those periods.

     Ceiling Test. The Company limits the capitalized costs of proved oil and gas properties, net of accumulated Depreciation, Depletion, and Amortization ("DD&A") and the related deferred income taxes, to the estimated future net cash flows from proved oil and gas reserves, using prices in effect at the end of the applicable reporting period held flat for the life of production, discounted at 10%, net of related tax effects. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional DD&A.

Revenue Recognition

     Revenues from the sale of oil and gas produced are recognized upon passage of title, net of royalty interests. When sales volumes differ from the Company's entitled share, an overproduced or underproduced imbalance occurs. To the extent the overproduced imbalance exceeds the Company's share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. At December 31, 2002, 2001 and 2000, the Company had no material gas imbalances.

                           GRYPHON EXPLORATION COMPANY
                          NOTES TO FINANCIAL STATEMENTS
               (dollars in thousands, except share related items)

Reimbursable expenses

     The Company performs administrative services on behalf of third parties in accordance with certain contractual arrangements. The Company was reimbursed $810, $449 and $20 during 2002, 2001 and 2000, respectively, related to these services. These reimbursements are offset against general and administrative expenses of the Company.

Prepaid expenses

     Prepaid expenses at December 31, 2002 and 2001 consist of prepaid insurance premiums of $4,093 and $1,850, respectively, as well as other prepaid expenses.

Fixed Assets

     Fixed assets are recorded at cost. Repairs and maintenance costs are charged to operations as incurred. Depreciation is computed using the straight-line method calculated to amortize the cost of assets over their estimated remaining useful lives, which are estimated as 9 to 36 months for software and computer equipment and 1 to 5 years for office furnishings. Leasehold improvements are amortized over the term of the underlying lease. Upon retirement or other disposition of property and equipment, the cost and related depreciation is removed from the accounts and the resulting gains or losses are recorded.

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

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

     The fair value of options is calculated using the Black-Scholes option-pricing model. Assumptions used for 2002, 2001 and 2000 were: no dividend yield, no volatility, risk-free interest rate of 4.3%, 3.8% and 5.6%, respectively, and an expected average option life of 5 years. If the Company had adopted the recognition provisions of SFAS No. 123 for 2002, 2001 and 2000, the Company's financial statements would have not reflected a change in reported net income.

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

Derivative Instruments

     On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133. SFAS Nos. 133 and 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. See Note 6 for information regarding the Company's derivative instruments and hedging activities.

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

Concentration of Credit Risk

     The Company maintains cash balances with a bank and frequently exceeds federally insured limits. The Company invests its cash in money market securities, investment grade commercial paper, and U.S. Government-backed securities. The Company's joint interest partners consist primarily of independent oil and gas producers. The Company's oil and gas production purchasers consist primarily of independent marketers and major gas pipeline companies. The Company performs credit evaluations of its customers' financial condition and, if deemed necessary, obtains letters of credit and parental guarantees from selected customers. The Company has not experienced any significant losses from uncollectible accounts. All of the Company's derivative transactions have been carried out in the over-the-counter market.

Environmental Liabilities

     Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standard Board issued the Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations" (ARO), which requires that an asset retirement cost be capitalized as part of the cost of the related long-lived asset and allocated to expense by using a systematic and rational method. Under this Statement, an entity is not required to re-measure an ARO liability at fair value each period but is required to recognize changes in an ARO liability resulting from the passage of time and revisions in cash flow estimates. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company expects to adopt SFAS 143 on January 1, 2003. The Company

                           GRYPHON EXPLORATION COMPANY
                          NOTES TO FINANCIAL STATEMENTS
               (dollars in thousands, except share related items)

has not yet determined the impact that the adoption of SFAS 143 will have on its earnings or statement of financial position.

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

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 are applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's financial statements.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial statements.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statement No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

     In January 2003, the FASB issued Interpretation No. 46 Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interest in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For nonpublic enterprises, such as the Company, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the end of the first annual reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

                           GRYPHON EXPLORATION COMPANY
                          NOTES TO FINANCIAL STATEMENTS
               (dollars in thousands, except share related items)

NOTE 3-Fixed Assets

     Fixed assets consisted of the following:

                                        December 31,
                                   ------------------------
                                      2002          2001
                                   ----------    ----------
Computers and Office Equipment     $    1,362    $    1,089
Furniture, Fixtures and Other             240           188
                                   ----------    ----------
                                        1,602         1,277
Less Accumulated Depreciation          (1,144)         (661)
                                   ----------    ----------
Fixed Assets, net                  $      458    $      616
                                   ==========    ==========

NOTE 4-Exploration AgreementS

     In 2002, Gryphon entered into an exploration agreement with an industry partner. Under the terms of the agreement, the partner acquired an option to participate at a 25% working interest level in up to seven drilling prospects generated by Gryphon in the Gulf of Mexico. During the term of the agreement, Gryphon received overhead reimbursements from this partner. In addition, Gryphon receives an increased interest in each prospect after the partner has received cumulative cash flows equal to its capital costs in each respective prospect. Gryphon is the operator of the prospects drilled pursuant to this agreement. Overhead reimbursements received under the agreement are credited as a recovery of general and administrative expenses. Total overhead reimbursements received in 2002 under this program and from other various industry partners were $1,160.

     During 2001 and 2000, the Company was party to an exploration agreement with an industry partner. Cheniere contributed this exploration agreement at Inception (see Note 1). Under the terms of the agreement, Gryphon's exploration partner acquired an option to participate at a 50% working interest level in any drilling prospect generated by Gryphon through August 2001 within a defined area of mutual interest in the Gulf of Mexico. During the term of the agreement, Gryphon received a management fee of $230 per month from its partner. In addition, for each well drilled, Gryphon's partner pays a disproportionate share of the cost of leasing and of the initial test well on each prospect. Gryphon is the operator of the drilling program. A portion of the management fee payments was credited as a recovery of general and administrative expenses and the remaining portion reduced capitalized G&A expenses. Management fees received by Gryphon in 2001and 2000 totaled $1,120 and $617, respectively. Certain provisions of this agreement, including those related to management fees, expired August 2001.

     The Company intends to enter into one or more new industry partner agreements in 2003.

                           GRYPHON EXPLORATION COMPANY
                          NOTES TO FINANCIAL STATEMENTS
               (dollars in thousands, except share related items)

NOTE 5-INCOME TAXES

         The difference between the provision for income taxes and the amount that would be determined by applying the statutory federal income tax rate to the income or loss before income taxes is set forth below:

                                                                                           Inception
                                                Year ended December 31,                (October 11, 2000)
                                      --------------------------------------------            Through
                                             2002                    2001              December 31, 2000
                                      --------------------    --------------------    --------------------
Federal Income Tax Expense at 34%     $               (229)   $                 28    $                 10
Permanent Differences                                   21                      16                      --
Other                                                   53                     (46)                     --
                                      --------------------    --------------------    --------------------
 Income Tax Provision (Benefit)       $               (155)   $                 (2)   $                 10
                                      ====================    ====================    ====================

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts used for income tax purposes. Deferred income taxes also reflect the net tax effects of net operating loss carryforwards. The tax effects of the Company's temporary differences and carryforwards are as follows:

                                                 December 31,
                                           ------------------------
                                              2002          2001
                                           ----------    ----------
Deferred Tax Assets:
   Net Operating Loss Carryforwards        $    7,529    $    7,264
                                           ----------    ----------
   Total Deferred Tax Assets                    7,529         7,264
Deferred Tax Liabilities:
    Differences between Book and Tax
    Bases of Oil and Gas Properties,
    Plant and Equipment                        (9,572)       (8,446)
                                           ----------    ----------
 Deferred Tax Liabilities, net             $   (2,043)   $   (1,182)
                                           ==========    ==========

     There was no current income tax provision for 2002, 2001 or 2000 and no income taxes were payable during those periods.

     The Company has determined that it is more likely than not that the deferred tax assets will be realized and a valuation allowance for such assets is not required.

     At December 31, 2002, the Company had net operating loss (NOL) carryforwards for tax reporting purposes of approximately $22,144, which will expire as follows:

              2020      $   2,170
              2021         19,251
              2022            723

                           GRYPHON EXPLORATION COMPANY
                          NOTES TO FINANCIAL STATEMENTS
               (dollars in thousands, except share related items)

NOTE 6-DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company produces and sells natural gas, crude oil and condensate. As a result, the Company's financial results can be significantly affected as these commodity prices fluctuate widely in response to changing market forces. The Company maintains a commodity-price-risk management strategy that uses derivative instruments to minimize significant, unanticipated earning fluctuations caused by commodity-price volatility. The Company does not speculate using derivative instruments.

     By using derivative financial instruments to reduce exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not incur credit risk. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties whose credit rating is investment grade.

     Market risk is the adverse effect on the value of a financial instrument that results from a change in commodity prices. The market risk associated with commodity-price contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

     The Company periodically enters into natural gas and crude oil option contracts for a portion of its anticipated hydrocarbon sales, to reduce the price risk associated with fluctuations in market prices. The option contracts limit the unfavorable affect that price decreases will have on hydrocarbon sales. The maximum term over which the Company is hedging exposures to the variability of cash flows for commodity price risk is 24 months.

     Effective January 1, 2001, the Company adopted SFAS No. 133 and SFAS No. 138, an amendment to SFAS 133. SFAS 133 and 138 require that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated as a hedge and to the extent such hedge is determined to be effective, changes in fair value are either (a) offset by the change in fair value of the hedged asset or liability (if applicable) or (b) reported as a component of other comprehensive income (loss) in the period of change, and subsequently recognized in earnings when the offsetting hedged transaction occurs. During 2002 and 2001, the Company did not attempt to qualify for the hedge provisions under SFAS 133 and thus has not designated its derivative transactions during those periods as hedging instruments. Accordingly, the Company accounted for the changes in market value of these derivatives through current earnings.

     As of December 31, 2002, the Company had hedged portions of its expected 2003 natural gas production as follows:

        Instrument       Volume (mmbtus)            Prices
        -------------------------------------------------------------
        Swaps                  2,300,000            $3.95-$4.08
        Collars                1,320,000     floor--$3.50 / cap--$6.00

The fair value of these derivative positions at that date was a $1,352 liability.

NOTE 7-EQUITY TRANSACTIONS

     At December 31, 2002, the Company had 85,000 shares of Series A preferred stock issued and outstanding. The preferred stock is convertible at the option of the holder at a rate of $100 per share of common stock upon the occurrence of certain qualifying events. The preferred stock has voting rights as if converted. Each share has a liquidation preference of $1,000. Dividends accrue at a rate of 8% per annum, become payable quarterly as declared, and are cumulative and payable in the event of liquidation of the Company. At December 31, 2002, 2001 and 2000, there were $9,349, $3,504 and $446, respectively, of undeclared dividends in arrears.

         During 2002, the Company issued four private placements of Series A preferred stock in the amounts of $5,000, $10,000, $5,000, and $10,000, which were consummated on April 22, 2002, June 17, 2002, September 3,

                           GRYPHON EXPLORATION COMPANY
                          NOTES TO FINANCIAL STATEMENTS
               (dollars in thousands, except share related items)

2002, and November 5, 2002, respectively. During 2001, the Company issued three private placements of Series A preferred stock, each in the amount of $10,000, which closed on May 15, July 23, and November 19, 2001. As discussed in Note 1, Cheniere has a right to participate in offerings of Series A preferred stock by the Company. Cheniere elected not to participate in any of the Company's offerings during 2002 or 2001. Based upon the conversion features of the Company's Series A preferred stock, the interests of the Company's holders of Series A preferred stock would represent approximately 91%, 80%, and 63% on an as converted basis of the outstanding and issued Common Stock at December 31, 2002, 2001, and 2000, respectively.

     As further discussed in Note 8, in July 2001, the Company acquired a 3D seismic data set from Cheniere. In connection with that transaction, the Company repurchased 6,740 shares of Common Stock for aggregate consideration of approximately $418. These shares are included as treasury stock as of December 31, 2002 and 2001.

     In March 2002, the Company and Cheniere settled litigation which had been filed against them on a joint and several basis by a seismic company (the "Claimant"). Pursuant to this settlement, the Company made a payment to the Claimant and committed to make certain additional payments if production rights are obtained by the Company or Cheniere in the area covered by the data set licensed from the Claimant. In addition, the Company agreed to become responsible for certain contingent obligations of Cheniere associated with the Seitel data set. The maximum amount of the assumed liabilities associated with this litigation and the contingent liabilities associated with the Seitel dataset was approximately $2,561 in the aggregate. As consideration for the Company's agreement to assume these contingent liabilities, Cheniere has transferred to Gryphon 51,400 shares of the Company's common stock which Cheniere held. Pursuant to this agreement, Cheniere has an option valid until March 16, 2003 to repurchase these shares from the Company at a cost equal to $50 per share, subject to an escalation adjustment. At December 31, 2002, the maximum amount of the contingent obligations assumed is $934.

     Based upon the foregoing transactions, Cheniere holds an interest of approximately 9% in the Company, calculated on a fully diluted basis as of December 31, 2002.

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

                                                                                                                  Inception
                                                                              Year ended December 31,         (October 11, 2000)
                                                                         ----------------------------------         Through
                                                                               2002              2001        December 31, 2000
                                                                         ---------------   ----------------   ------------------
Outstanding at Beginning of Period                                                81,122             39,400                   --
Options Granted at an Exercise Price of $100 per share                            20,332             42,722               39,750
Options Forfeited                                                                   (350)            (1,000)                (350)
                                                                         ---------------   ----------------   ------------------
Outstanding at End of Period                                                     101,104             81,122               39,400
                                                                         ===============   ================   ==================
Exercisable at End of Period                                                      40,604             13,483                   --
                                                                         ===============   ================   ==================
Weighted Average Exercise Price of Options Outstanding                   $           100    $           100    $             100
                                                                         ===============   ================   ==================
Weighted Average Exercise Price of Options Exercisable                   $           100    $           100                  N/A
                                                                         ===============   ================   ==================
Weighted Average Fair Value of Options Granted During the Period         $            --    $            --    $              --
                                                                         ===============   ================   ==================
Weighted Average Remaining Contractual Life of Options Outstanding            8.44 years          9.3 years            9.8 years
Weighted Average Remaining Contractual Life of Options Exercisable            8.11 years          8.8 years                   --

     The fair value of options is calculated using the Black-Scholes option-pricing model. Assumptions used for 2002, 2001 and 2000 were: no dividend yield, no volatility, risk-free interest rate of 4.3%, 3.8% and 5.6%, respectively, and an expected average option life of 5 years. If the Company had adopted the recognition provisions of SFAS No. 123 for 2002, 2001 and 2000, the Company's financial statements would have not reflected a change in reported net income.

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

     In June 2001, Gryphon completed a transaction with Cheniere for the purchase of a license for 3D seismic data (the Seitel data set) granted to Cheniere by Seitel Data Ltd. As a result of this transaction, Gryphon acquired the rights to approximately 3,900 square miles of seismic data in the Gulf of Mexico for a total purchase price of $3,500.

                           GRYPHON EXPLORATION COMPANY
                          NOTES TO FINANCIAL STATEMENTS
               (dollars in thousands, except share related items)

     In July 2001, Gryphon purchased the right arising under an agreement between JEBCO and Cheniere whereby Cheniere was to receive a seismic data license (the JEBCO data set) to approximately 3,000 square miles of 3D seismic data in the Gulf of Mexico. As part of this transaction, Gryphon also acquired 6,740 shares of Gryphon common stock from Cheniere. The aggregate purchase price of $4,174 was allocated between seismic data and treasury stock based upon their relative fair values at date of the transaction. In June 2001, Gryphon completed a transaction with Cheniere for the purchase of a license for 3D seismic data (the Seitel data set) granted to Cheniere by Seitel Data Ltd. As a result of this transaction, Gryphon acquired the rights to approximately 3,900 square miles of seismic data in the Gulf of Mexico for a total purchase price of $3,500.

     As discussed in Note 7 above, in March 2002, the Company entered into a settlement agreement to resolve litigation against Cheniere and the Company. Pursuant to the settlement, the Company agreed to assume certain obligations of Cheniere. The maximum amount of the assumed liabilities pursuant to the settlement and associated agreements was approximately $2,561 in the aggregate. As consideration for the Company's agreement to assume these contingent liabilities, Cheniere transferred to Gryphon 51,400 shares of the Company's common stock which Cheniere held. Pursuant to this agreement, Cheniere has an option valid for one year from the date of the agreement to repurchase these shares from the Company at a cost equal to $50 per share, subject to escalation beginning four months after the date of the stock transfer. At December 31, 2002, Cheniere had not exercised any its repurchase rights under the option agreement.

     During 2002, 2001, and 2000, the Company issued nine private placements of Series A preferred stock for aggregate consideration of $85,000. Of this amount, Warburg contributed $84,679 and the Company's management contributed $321 (see
Note 7).

NOTE 10-COMMITMENTS AND CONTINGENCIES

     The Company has entered into an office lease agreement with a non-cancelable term, which runs through March 2003. Future minimum lease payments are $66 for the year ended December 31, 2003. Total rental expense for office space for 2002, 2001 and 2000 was $286, $285 and $57, respectively.

     At Inception, Gryphon acquired a master license agreement covering the license of approximately 8,800 square miles of 3-D seismic data in the Gulf of Mexico. In connection with the license agreement, the Company has made a commitment to reprocess certain of the seismic data and to pay a fee for such reprocessing as the reprocessed data are delivered. At December 31, 2002, the Company had met its commitments related to future deliveries of reprocessed data.

     In connection with the purchase from Cheniere of the JEBCO data set (see
Note 9), the Company has an obligation to pay for the related seismic data once it has been delivered to the Company, and accepted by Cheniere.

NOTE 11-OIL AND GAS OPERATIONS

     The Company uses the full cost method of accounting for its oil and natural gas properties. Unproved oil and gas properties include costs that are excluded from proved oil and gas properties and that are not subject to amortization. These amounts generally represent costs of investments in unproved properties, non-producing leases, seismic data sets, and major development projects. Gryphon excludes these costs until proved reserves are found or it is determined that the costs are impaired. The costs of unproved oil and natural gas properties are reviewed at least annually to determine if impairment has occurred. Any impairment is transferred to the proved oil and gas property pool. The Company evaluates significant properties, composed primarily of costs associated with offshore leases and seismic data sets, at least annually. Non-producing leases are evaluated based on the progress of the Company's exploration program to date.

                           GRYPHON EXPLORATION COMPANY
                          NOTES TO FINANCIAL STATEMENTS
               (dollars in thousands, except share related items)

     The following table summarizes the cost of the properties not subject to amortization for the periods during which the costs were incurred:

                              December 31,
                        ----------------------
                           2002         2001
                        ----------   ---------
Year cost incurred:
Inception through
 December 31, 2000      $   11,025   $  13,422
2001                        11,055      14,645
2002                        14,605           -
                        ----------   ---------
Total                   $   36,685   $  28,067
                        ==========   =========

NOTE 12-SUBSEQUENT EVENTS

     On February 10, 2003, the Company entered into a three-year, reserve based, revolving credit facility. The nominal amount of the facility is $100,000 and the initial borrowing base is $18,000. The borrowing base will be adjusted from time to time based upon changes in the Company's oil and gas reserves. Proceeds borrowed from the facility can be used to fund the Company's operations, for acquisitions, and for general corporate purposes. The facility requires quarterly interest payments based upon up floating rate indexes and includes covenants typically associated with similar credit agreements. The credit facility matures February 10, 2006. As of March 14, 2003, the Company had drawn $5,000 under the facility.

     In January 2003, the Company entered into an amendment and extension to its office lease. Pursuant to this amendment, the Company expanded its office space by approximately 40% and extended the term by seven years from March 2003. The extended term includes an option which allows the Company to terminate the lease at the end of the fifth year of the extension period. The estimated aggregate obligation of the Company pursuant to the amendment is approximately $2,990 assuming a seven year extension or approximately $2,170 assuming the extension is terminated at the end of year five.

                           GRYPHON EXPLORATION COMPANY
              SUPPLEMENTAL INFORMATION TO THE FINANCIAL STATEMENTS
                 OIL AND GAS RESERVES AND RELATED FINANCIAL DATA
                             (dollars in thousands)

SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED)

     The following tables set forth information about the Company's oil and gas producing activities pursuant to the requirements of Statement of Financial Accounting Standards No. 69, "Disclosures About Oil and Gas Producing Activities" ("SFAS 69").

     Investments in oil and gas properties are set forth below:

                                               December 31,
                                           ------------------------
                                              2002          2001
                                           ----------    ----------
Oil and Gas Properties:
        Proved                             $   61,583    $   26,705
        Unproved                               36,685        28,067
                                           ----------    ----------
                                               98,268        54,772
Less Accumulated Depreciation,
        Depletion and Amortization             (7,261)       (1,221)
                                           ----------    ----------
                                           $   91,007    $   53,551
                                           ==========    ==========

     As of December 31, 2002 and 2001, the Company's investment in oil and gas properties included $36,685 and $28,067, respectively in unevaluated properties, which have been excluded from amortization. Such costs will be evaluated in future periods based on management's assessment of exploration activities, expiration dates of licenses, permits and concessions, changes in economic conditions and other factors.

     The Company began production of oil and gas in February 2001. The Company capitalized as oil and gas property costs approximately $2,408, $2,023 and $98 of general and administrative expenses directly related to its exploration and development activities in 2002, 2001 and 2000, respectively.

     The Company has made a substantial investment in acquiring, processing and reprocessing Gulf of Mexico seismic data, which cover various areas having an aggregate size of 18,000 square miles. The costs of these projects become subject to amortization on a ratable basis as prospects are identified in each of the data set project areas.

                           GRYPHON EXPLORATION COMPANY
              SUPPLEMENTAL INFORMATION TO THE FINANCIAL STATEMENTS
                 OIL AND GAS RESERVES AND RELATED FINANCIAL DATA
                             (dollars in thousands)

     Costs Incurred

     Costs incurred in oil and gas property acquisition, exploration, and development activities are set forth in the table below:

                                                                                         Inception
                                                 Year ended December 31,             (October 11, 2000)
                                      -------------------------------------------         Through
                                             2002                    2001            December 31, 2000
                                      --------------------   --------------------   --------------------
Acquisition of Properties:
     Proved Properties                $                 --   $                227   $                 --
     Unproved Properties                             9,806                 14,360                  7,876
Exploration Costs                                   25,079                 12,430                  2,018
Development Costs                                    8,611                  9,559                    729
                                      --------------------   --------------------   --------------------
                                                    43,496                 36,576                 10,623
Assets Contributed at Inception                         --                     --                  7,573
                                      --------------------   --------------------   --------------------
         Total                        $             43,496   $             36,576   $             18,196
                                      ====================   ====================   ====================

     For the years ended December 31, 2002 and 2001 depreciation, depletion and amortization of the capitalized costs of oil and gas properties was $1.70 and $1.52 per Mcfe, respectively. Depreciation, depletion and amortization of oil and gas properties during the period from Inception to December 31, 2000 was $0.

Reserve Quantities

     The following table shows estimates of proved reserves and proved developed reserves, net of royalty interest, of natural gas, crude oil, and condensate owned at year-end and changes in proved reserves during the last two years and the period from Inception through December 31, 2000 prepared by independent petroleum engineers in accordance with the rules and regulations of the Securities and Exchange Commission. Volumes for natural gas are in millions of cubic feet (mmcf) at the official temperature and pressure bases of the areas in which the gas reserves are located. Liquid hydrocarbons, consisting of oil and condensates, are expressed in standard 42 gallon barrels (bbls). These estimates represent the Company's interest in the reserves associated with its properties. All of the Company's oil and gas reserves are located within the United States and its territorial waters.

     The Company's reserves increased in 2002 and 2001 primarily from exploration and development drilling activities, offset in part by production. The Company emphasizes that the volumes of reserves shown below are estimates which, by their nature, are subject to revision. The estimates are made using all available geological and reservoir data as well as production performance data. These estimates are reviewed and revised, either upward or downward, as warranted by additional data. Revisions are necessary due to changes in assumptions based on, among other things, reservoir performance, prices, economic conditions and governmental restrictions. Decreases in prices, for example, may cause a reduction in some proved reserves due to uneconomic conditions.

                           GRYPHON EXPLORATION COMPANY
              SUPPLEMENTAL INFORMATION TO THE FINANCIAL STATEMENTS
                 OIL AND GAS RESERVES AND RELATED FINANCIAL DATA
                             (dollars in thousands)

                                                                    Year Ended December 31,                        Inception
                                                     ----------------------------------------------------   (October 11,2000)through
                                                               2002                       2001                  December 31, 2000
                                                     ------------------------    ------------------------   ------------------------
                                                         Oil          Gas           Oil           Gas           Oil         Gas
                                                       (bbls)        (mmcf)        (bbls)        (mmcf)       (bbls)       (mmcf)
                                                     ----------    ----------    ----------    ----------   ----------   -----------
Proved Reserves:
     Beginning of Period                                210,151        17,468         2,640         1,674           --            --
     Revisions of Previous Estimates                    (41,342)       (3,904)         (845)       (1,268)          --            --
     Extensions, Discoveries and Other Additions        243,319        17,222       219,099        17,822        2,640         1,674
     Production                                         (40,320)       (3,278)      (10,743)         (760)          --            --
                                                     ----------    ----------    ----------    ----------   ----------   -----------
     End of Period                                      371,808        27,508       210,151        17,468        2,640         1,674
                                                     ==========    ==========    ==========    ==========   ==========   ===========
Proved Developed Reserves:
     Beginning of Period                                192,569        13,022         2,640         1,674           --            --
     End of Period                                      165,421        16,332       192,569        13,022        2,640         1,674

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

Standardized Measure of Discounted Future Net Cash Flows

     The following table sets forth estimates of future cash flows from proved reserves of gas, oil and condensate which were prepared by independent petroleum engineers. The standardized measure of discounted future cash flow amounts are based upon year-end prices of $31.35, $19.33 and $29.72 per barrel of oil (WTI--Cushing) and $4.75, $2.63 and $10.60 per mcf of natural gas (NYMEX--Henry
Hub) at December 31, 2002, 2001 and 2000, respectively. Estimated future cash inflows are reduced by estimated future development and production costs based on year-end cost levels, assuming continuation of existing economic conditions, and by estimated future income tax expense. Income tax expense is calculated by applying the existing statutory tax rates, including any known future changes, to the pre-tax net cash flows giving effect to any permanent differences and reduced by the applicable tax basis. The effect of tax credits is considered in determining the income tax expense.

     The present value of future net revenues does not purport to be an estimate of the fair market value of Gryphon's proved reserves. An estimate of fair value would also take into account, among other things, anticipated changes in future prices and costs, the expected recovery of reserves in excess of proved reserves and a discount factor more representative of the time value of money and the risks inherent in producing oil and gas. Significant changes in estimated reserve volumes or commodity prices could have a material effect on the Company's financial statements.

     Under the full cost method of accounting, a non-cash charge to earning related to the carrying value of the Company's oil and gas properties on a country-by-country basis may be required when prices are low. Whether the Company will be required to take such a charge depends on the prices for crude oil and natural gas at the end of any quarter, as well as the effect of both capital expenditures and changes to proved reserves during the quarter. If a

                           GRYPHON EXPLORATION COMPANY
              SUPPLEMENTAL INFORMATION TO THE FINANCIAL STATEMENTS
                 OIL AND GAS RESERVES AND RELATED FINANCIAL DATA
                             (dollars in thousands)

non-cash charge were required, it would reduce earnings for the period and result in lower DD&A expense in future periods.

     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is set forth in the following table:

                                                                          December 31,
                                                                    ------------------------
                                                                       2002          2001
                                                                    ----------    ----------
Future Cash Inflows (Sales)                                         $  148,628    $   49,949
Less - Future Costs:
     Production                                                         (8,923)       (4,499)
     Development and Dismantlement                                      (7,288)       (2,926)
                                                                    ----------    ----------
Future Net Cash Flows before Income Taxes                              132,417        42,524
Less - 10% Annual Discount for Estimated Timing of Cash Flow           (25,477)       (9,956)
                                                                    ----------    ----------
Present Value of Future net Cash Flows before Income Taxes             106,939        32,568
Less - Present Value of Future Income Taxes                            (11,728)       (3,790)
                                                                    ----------    ----------
Standardized Measure of Discounted Future net Cash Flows            $   95,211    $   28,778
                                                                    ==========    ==========

     The following table summarizes the principal sources of change in the standardized measure of discounted future net cash flows:

                                                                                                              Inception
                                                                          Year ended December 31,        (October 11, 2000)
                                                                    ----------------------------------         Through
                                                                          2002              2001          December 31, 2000
                                                                    ---------------    ---------------    ------------------
 Standardized Measure - Beginning of Period                         $        28,778    $         9,139    $               --
 Increases (Decreases) -
      Sales, net of Production Costs                                         (8,465)            (2,128)                   --
      Accretion of Discount                                                   3,257                975                    --
      Net Change in Sales Prices, net of Production Costs                    24,104            (11,258)                   --
      Changes in Estimated Future Development Costs                             122                 --                    --
      Revisions of Quantity Estimates                                       (14,784)            (3,047)                   --
      Extensions, Discoveries and Other Additions, net of Future
      Production and Development Costs                                       69,357             34,232                 9,139
      Development Costs Incurred during the Period that Reduced
      Previously Estimated Development Cost                                   1,308                735                    --
      Net Change in Income Taxes                                             (7,938)               138                    --
      Changes in Production Rates (timing) and Other                           (528)                (8)                   --
                                                                    ---------------    ---------------    ------------------
 Standardized Measure - End of Period                               $        95,211    $        28,778    $            9,139
                                                                    ===============    ===============    ==================