Form 10-Q
period 2003-03-31
CHENIERE ENERGY INC
filed 2003-05-09
CIK 3570

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ______________________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [_] No [X].

As of May 9, 2003, there were 14,840,285 shares of Cheniere Energy, Inc. Common Stock, $.003 par value, issued and outstanding.

================================================================================

                              CHENIERE ENERGY, INC.
                               INDEX TO FORM 10-Q

                                                                                                        Page
                                                                                                        ----
Part I.  Financial Information

         Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheet ..........................................................   3

                  Consolidated Statement of Operations ................................................   4

                  Consolidated Statement of Stockholders' Equity ......................................   5

                  Consolidated Statement of Cash Flows ................................................   6

                  Notes to Consolidated Financial Statements ..........................................   7

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations ...............................................................  14

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..........................  19

         Item 4.  Disclosure Controls and Procedures ..................................................  19


Part II.  Other Information

         Item 1.  Legal Proceedings ...................................................................  19

         Item 5.  Other Information ...................................................................  20

         Item 6.  Exhibits and Reports on Form 8-K ....................................................  20


Signatures ............................................................................................  21

Certification by Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14 ..............  22

Certification by Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14 ..............  23

                     Cheniere Energy, Inc. and Subsidiaries
                           Consolidated Balance Sheet

                                                                    March 31,          December 31,
                            ASSETS                                    2003                 2002
                            ------                                ------------           ------------
                                                                  (Unaudited)
CURRENT ASSETS
   Cash and Cash Equivalents                                      $    403,663         $    590,039
   Accounts Receivable                                               1,704,075            1,137,682
   Prepaid Expenses                                                    280,707              121,099
                                                                  ------------         ------------
     Total Current Assets                                            2,388,445            1,848,820

OIL AND GAS PROPERTIES, full cost method
   Proved Properties, net                                              838,082              842,882
   Unproved Properties, not subject to amortization                 16,810,084           16,751,347
                                                                  ------------         ------------
     Total Oil and Gas Properties                                   17,648,166           17,594,229

LNG SITE COSTS                                                               -            1,400,000

FIXED ASSETS, net                                                      195,823              216,341

INVESTMENT IN UNCONSOLIDATED AFFILIATE                                       -                    -

INVESTMENT IN LIMITED PARTNERSHIP                                    4,771,529                    -
                                                                  ------------         ------------

     Total Assets                                                 $ 25,003,963         $ 21,059,390
                                                                  ============         ============
             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------

CURRENT LIABILITIES
   Accounts Payable                                               $    604,527         $  1,828,267
   Accrued Liabilities                                               2,329,493              683,788
   Note Payable                                                        206,250              750,000
                                                                  ------------         ------------
     Total Current Liabilities                                       3,140,270            3,262,055

STOCKHOLDERS' EQUITY
   Preferred Stock, $.0001 par value
      Authorized: 5,000,000 shares
      Issued and Outstanding: none                                           -                    -
   Common Stock, $.003 par value
      Authorized: 40,000,000 shares
      Issued and Outstanding: 13,297,393 shares                         39,892               39,892
   Additional Paid-in-Capital                                       42,359,285           41,414,236
   Accumulated Deficit                                             (20,535,484)         (23,656,793)
                                                                  ------------         ------------

     Total Stockholders' Equity                                     21,863,693           17,797,335
                                                                  ------------         ------------
     Total Liabilities and Stockholders' Equity                   $ 25,003,963         $ 21,059,390
                                                                  ============         ============

    The accompanying notes are an integral part of these financial statements.

                     Cheniere Energy, Inc. and Subsidiaries
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                             -----------------------------
                                                                               2003              2002
                                                                            ------------      ------------
Revenues
  Oil and Gas Sales                                                         $    110,120      $    161,604
                                                                            ------------      ------------
     Total Revenues                                                              110,120           161,604
                                                                            ------------      ------------

Operating Costs and Expenses
  Production Costs                                                                     -            65,336
  Depreciation, Depletion and Amortization                                        58,692           114,691
  General and Administrative Expenses
    LNG Terminal Development                                                     394,061           727,407
    Other                                                                        520,111           572,671
                                                                            ------------      ------------
      General and Administrative Expenses                                        914,172         1,300,078
                                                                            ------------      ------------
    Total Operating Costs and Expenses                                           972,864         1,480,105
                                                                            ------------      ------------
Loss from Operations                                                            (862,744)       (1,318,501)

Equity in Net Loss of Unconsolidated Affiliate                                         -        (1,213,909)
Equity in Net Loss of Limited Partnership                                     (1,200,000)                -
Gain on Sale of LNG Assets                                                     4,760,000                 -
Gain on Sale of Limited Partnership Interest                                     423,454                 -
Interest Income                                                                      599             1,443
                                                                            ------------      ------------

Income/(Loss) Before Income Taxes                                              3,121,309        (2,530,967)

Provision for Income Taxes                                                             -                 -
                                                                            ------------      ------------

Net Income/(Loss)                                                           $  3,121,309      $ (2,530,967)
                                                                            ============      ============

Net Income/(Loss) Per Share - Basic                                         $       0.23      $      (0.19)
                                                                            ============      ============

Net Income/(Loss) Per Share - Diluted                                       $       0.23      $      (0.19)
                                                                            ============      ============

Weighted Average Number of Shares Outstanding - Basic                         13,297,393        13,297,393
                                                                            ============      ============

Weighted Average Number of Shares Outstanding - Diluted                       13,500,481        13,297,393
                                                                            ============      ============

   The accompanying notes are an integral part of these financial statements.

                     Cheniere Energy, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)


                                              Common Stock             Additional                            Total
                                        -------------------------        Paid-In        Accumulated      Stockholders'
                                           Shares       Amount           Capital          Deficit           Equity
                                        ------------  -----------    --------------   ---------------  ----------------
Balance - December 31, 2001              13,297,393    $  39,892     $  41,133,868    $  (18,024,485)   $   23,149,275
Issuance of Warrants                              -            -           163,045                 -           163,045
Net Loss                                          -            -                 -        (2,530,967)       (2,530,967)
                                        -----------    ---------     -------------    --------------    --------------
Balance - March 31, 2002                 13,297,393    $  39,892     $  41,296,913    $  (20,555,452)   $   20,781,353
                                        ===========    =========     =============    ==============    ==============

Balance - December 31, 2002              13,297,393    $  39,892     $  41,414,236    $  (23,656,793)   $   17,797,335
Issuances of Warrants                             -            -           945,049                 -           945,049
Net Income                                        -            -                 -         3,121,309         3,121,309
                                        -----------    ---------     -------------    --------------    --------------
Balance - March 31, 2003                 13,297,393    $  39,892     $  42,359,285    $  (20,535,484)   $   21,863,693
                                        ===========    =========     =============    ==============    ==============


   The accompanying notes are an integral part of these financial statements.

                     Cheniere Energy, Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                ---------------------------------
                                                                                     2003               2002
                                                                                -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income/(Loss)                                                             $   3,121,309       $  (2,530,967)
  Adjustments to Reconcile Net Income/(Loss) to
    Net Cash Used In Operating Activities:
       Depreciation, Depletion and Amortization                                        58,692             114,691
       Non-Cash Expense                                                                (3,636)             90,000
       Equity in Net Loss of Unconsolidated Affiliate                                       -           1,213,909
       Equity in Net Loss of Limited Partnership                                    1,200,000                   -
       Gain on Sale of LNG Assets                                                  (4,760,000)                  -
       Gain on Sale of Limited Partnership Interest                                  (423,454)                  -
                                                                                -------------       -------------
                                                                                     (807,089)         (1,112,367)
  Changes in Operating Assets and Liabilities
       Accounts Receivable                                                            456,729              20,738
       Prepaid Expenses                                                              (236,008)            (66,754)
       Accounts Payable and Accrued Liabilities                                      (730,546)            565,681
                                                                                -------------       -------------
NET CASH USED IN OPERATING ACTIVITIES                                              (1,316,914)           (592,702)
                                                                                -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of Fixed Assets                                                         (12,215)             (1,847)
    Oil and Gas Property Additions                                                   (454,847)           (365,576)
    Sale of Interest in Oil and Gas Prospects                                         391,350                   -
    LNG Site Costs                                                                          -            (125,000)
    Sale of LNG Assets                                                              1,000,000                   -
                                                                                -------------       -------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                   924,288            (492,423)
                                                                                -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Issuance of Note Payable and Attached Warrants                            -             500,000
    Proceeds from Issuance of Note Payable                                            225,000                   -
    Repayment of Note Payable                                                         (18,750)                  -
                                                                                -------------       -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                             206,250             500,000
                                                                                -------------       -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (186,376)           (585,125)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                       590,039             610,718
                                                                                -------------       -------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                       $     403,663       $      25,593
                                                                                =============       =============

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

     For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Interim results are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2003. Certain reclassifications have been made to conform prior period amounts to the current period presentation. These reclassifications have no effect on net income/(loss) or stockholders' equity.

New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations (ARO), which requires that an asset retirement cost be capitalized as part of the cost of the related long-lived asset and allocated to expense by using a systematic and rational method. Under this Statement, an entity is not required to re-measure an ARO liability at fair value each period but is required to recognize changes in an ARO liability resulting from the passage of time and revisions in cash flow estimates. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted SFAS 143 effective January 1, 2003. As the Company currently has no long-lived assets for which it has a legal obligation associated with the retirement of such assets, the initial adoption of SFAS 143 had no impact on its earnings or statement of financial position.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement is effective for fiscal years ending after December 15, 2002 for transition guidance and annual disclosure provisions, and for financial reports containing financial statements for interim periods beginning after December 15, 2002 for interim disclosure provisions. The Company is not currently transitioning to the fair value method of accounting for stock-based compensation, however it adopted the disclosure provisions of SFAS No. 148 effective with its fiscal year ended December 31, 2002.

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

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

Stock-Based Compensation

     The Company accounts for stock-based compensation granted under its long-term incentive plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based compensation expense associated with option grants were not recognized in the net income (loss) of the three month periods ended March 31, 2003 and 2002, as all options granted had exercise prices equal to the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net income
(loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                                    Three Months Ended March 31,
                                                                   ------------------------------
                                                                       2003                2002
                                                                   -------------    -------------
Net income (loss), as reported                                      $  3,121,309     $ (2,530,967)

Deduct: Total stock-based employee compensation
        expense determined under fair value based method
        for all awards, net of related tax effects                      (141,062)        (133,512)
                                                                   -------------    -------------
Pro forma net income (loss)                                         $  2,980,247     $ (2,664,479)
                                                                   =============    =============

Net income (loss) per share:

        Basic - as reported                                         $       0.23     $      (0.19)
                                                                   =============    =============
        Basic - pro forma                                           $       0.22     $      (0.20)
                                                                   =============    =============
        Diluted - as reported                                       $       0.23     $      (0.19)
                                                                   =============    =============
        Diluted - pro forma                                         $       0.22     $      (0.20)
                                                                   =============    =============

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 - Oil and Gas Properties

     The Company follows the full cost method of accounting for its oil and gas properties. Under this method, all productive and nonproductive exploration and development costs incurred for the purpose of finding oil and gas reserves are capitalized. In the first three months of 2003, the Company's exploration program has made discoveries which have added approximately 0.5 Bcfe to its proved oil and gas reserves. The Company's current ownership in these properties takes the form of an overriding royalty interest.

Note 3 - Investment in Unconsolidated Affiliate

     Until January 1, 2003, Cheniere accounted for its investment in Gryphon using the equity method of accounting because its participation on the Gryphon board of directors provided significant influence over the operating and financial policies of Gryphon. In December 2002, the extent of such influence was diminished when one of the two Cheniere-appointed representatives on the Gryphon board of directors resigned his position as an officer of Cheniere. Effective on January 1, 2003, Cheniere began accounting for its investment in Gryphon using the cost method of accounting.

     As of December 31, 2002, Cheniere's basis of its investment in Gryphon was reduced to zero, but not below zero, because Cheniere does not guarantee any obligations of Gryphon and is not committed to provide additional financial support to Gryphon. For the three months ended March 31, 2003, Cheniere received no dividends from Gryphon and, accordingly, reported no income from its investment in Gryphon. For the three months ended March 31, 2002, Cheniere's equity share of Gryphon's losses was $1,213,909, calculated by applying Cheniere's 100% common stock ownership interest to Gryphon's net loss of $49,032 and reducing such result for Gryphon's preferred dividend arrearages of $1,164,877.

     Gryphon's preferred stock is convertible at the option of the holder at a rate of $100 per share of common stock at any time after the holders of a majority of the preferred stock execute a written consent permitting a conversion of the preferred stock or, if earlier, at any time after August 31, 2010. In the event the holders of a majority of the preferred stock vote to convert all of their shares of preferred stock into common stock, all shares of preferred stock shall automatically be converted, without further action by Gryphon or its shareholders. In addition, Gryphon has the right, at its option, to convert shares of preferred stock into common stock upon Gryphon's closing of a firm commitment qualified public offering. Through March 31, 2003, Warburg, Pincus Equity Partners, L.P. ("Warburg") had invested $85,000,000 in Gryphon preferred stock. If Warburg were to convert its investment to common stock, Cheniere's ownership interest would be reduced to 9.3%. As of March 31, 2003, the amount of Gryphon's preferred dividends in arrears was $11,209,708.

     The financial position of Gryphon at March 31, 2003 and December 31, 2002 and the results of Gryphon's operations for the three months ended March 31, 2003 and 2002 are summarized as follows (in thousands):

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                                   March 31,        December 31,
                                                                     2003              2002
                                                                 -------------     -------------
                                                                  (Unaudited)
          Current assets                                         $      18,992     $      12,215
          Oil and gas properties, full cost method
              Proved properties, net                                    55,557            54,322
              Unproved properties                                       38,890            36,685
                                                                 -------------     -------------
                                                                        94,447            91,007
          Fixed assets, net                                                837               458
                                                                 -------------     -------------
              Total assets                                       $     114,276     $     103,680
                                                                 =============     =============

          Current liabilities                                    $      13,305     $      11,870
          Long term liabilities                                          5,083                 -
          Deferred tax liabilities                                       3,496             2,043
          Stockholders' equity                                          92,392            89,767
                                                                 -------------     -------------
              Total liabilities and stockholders' equity         $     114,276     $     103,680
                                                                 =============     =============

                                                                   Three Months Ended March 31,
                                                                 -------------------------------
                                                                     2003              2002
                                                                 -------------     -------------
                                                                  (Unaudited)        (Unaudited)
          Revenues                                               $      10,371     $       1,865
          Income (loss) from continuing operations                       4,907               (82)
          Net income (loss)                                              2,695               (49)
          Cheniere's equity in losses from
            unconsolidated affiliate                                       N/A            (1,214)

Note 4 - Investment in Limited Partnership

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

     The cash payments to Cheniere are payable $1,000,000 at closing; $750,000 on July 15, 2003 and October 15, 2003; and $2,500,000 30 days after all construction permits are obtained for the Freeport site. With the signing of a definitive lease agreement for the Freeport, Texas terminal site on December 19, 2002, Freeport LNG paid to Cheniere $650,000 for related costs and expenses, which amount would have been reimbursable by Cheniere had the sale to Freeport LNG not been completed. Furthermore, at closing on February 27, 2003, Freeport LNG paid Cheniere an additional $530,215 in cash and assumed Cheniere liabilities of $560,211, all related to Freeport LNG project costs. These payments and assumptions of liabilities represent an aggregate of

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

$1,740,426 in project cost recoveries to Cheniere, in addition to the $1,000,000 initial installment payment received at closing.

         Cheniere had pledged its Gryphon common stock as collateral to secure potential repayment of the $650,000 advance received in December 2002. Such collateral was released in March 2003.

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

Note 5 - Accrued Liabilities

         Accrued liabilities consist of the following:

                                         March 31,        December 31,
                                            2003              2002
                                        -----------       ------------
                                        (Unaudited)

         LNG costs                      $ 2,174,382        $ 391,177
         Oil and gas property costs               -          250,000
         Taxes other than income             50,111           42,611
         Legal and accounting fees          105,000                -
                                        -----------       ------------
                                        $ 2,329,493        $ 683,788
                                        ===========       ============

         LNG costs accrued at March 31, 2003 include: (a) $1,312,500 representing the market value of 750,000 shares of common stock issued in April 2003 to satisfy a non-cash closing requirement related to Cheniere's February 2003 sale of a 60% interest in its Freeport LNG project; (b) $627,000 in financial advisor fees and expenses; and (c) $234,882 in other LNG related expenses.

Note 6 - Note Payable

         In June 2002, Cheniere received $750,000 as a refundable payment for the sale of two options to purchase an aggregate of up to a 20% interest in its Freeport LNG receiving terminal project. In the event the first option was exercised, the payment was to be applied to the purchase price. In the event the option was not exercised, the payment was refundable, and repayment was secured by a note payable executed by Cheniere. The note was payable in full on July 15, 2003. It was to bear interest at 8%, payable at maturity and accruing from the earlier of the time the option expired or the date the holder elected not to exercise. The note was secured by Cheniere's revenues,

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

accounts receivable and other assets. In March 2003, the option was exercised, the note payable was canceled and the security was released.

         In February 2003, Cheniere executed a promissory note payable in the amount of $225,000. The proceeds of the note were used to pay certain costs related to the Company's 3-D seismic database. The note is due and payable in twelve monthly installments of $20,000, which commenced in March 2003. It bears interest at a rate of approximately 12% per annum and is secured by a pledge of the Company's oil and gas receivables.

Note 7 - Non-Cash Transactions

         In connection with the sale of a 60% interest in its Freeport LNG project in February 2003, the Company issued warrants valued at $540,015 to purchase 700,000 shares of Cheniere common stock to Freeport LNG Investments LLC. As a result of the closing on the Freeport transaction, the Company issued warrants valued at $173,576 to purchase 225,000 shares of Cheniere common stock to LNG consultants for services previously performed for the Company. In connection with the sale of a 10% interest in the limited partnership, the Company issued warrants valued at $241,893 to purchase 300,000 shares of Cheniere common stock to Contango Oil and Gas Company ("Contango"), and Contango canceled the $750,000 note previously payable by Cheniere to Contango.

Note 8 - Net Income (Loss) Per Share

         Basic net income (loss) per share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding for the period. The computation of diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock that are dilutive to net income were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the Company.

         The following table is a reconciliation of the basic and diluted weighted average shares outstanding for the three months ended March 31, 2003 and 2002:

                     CHENIERE ENERGY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2003            2002
                                                    ------------    ------------
Weighted average common shares outstanding:
      Basic                                          13,297,393      13,297,393
      Dilutive common stock options  (a)                186,489               -
      Dilutive common stock warrants  (b)                16,599               -
                                                    ------------    ------------
      Diluted                                        13,500,481      13,297,393
                                                    ============    ============

(a) Options to purchase 784,861 shares and 981,111 shares of common stock were outstanding but not included in the computations of diluted net income
      (loss) per share for the three months ended March 31, 2003 and 2002, respectively, because the exercise prices of the options were greater than the average market price of the common shares and would be anti-dilutive to the computations. In-the-money options representing 760,000 weighted average equivalent shares of common stock were not included in the computation of diluted net loss per share for the three months ended March 31, 2002, since they have an anti-dilutive effect to net loss per share.

(b) Warrants to purchase 3,604,271 shares and 3,000,288 shares of common stock were outstanding but not included in the computations of diluted net income (loss) per share for the three months ended March 31, 2003 and 2002, respectively, because the exercise price of the warrants were greater than the average market price of the common shares and would be anti-dilutive to the computations. There were no in-the-money warrants outstanding during the three months ended March 31, 2002.

Note 9 - Subsequent Events

         On April 15, 2003, Cheniere issued 750,000 shares of its common stock to satisfy a closing requirement related to Cheniere's February 2003 sale of a 60% interest in its Freeport LNG project. The issuance was made pursuant to a contingent contractual obligation related to Cheniere's 2001 acquisition of an option to lease the Freeport LNG terminal site.

         On May 6, 2003, Cheniere issued 792,892 shares of common stock to seventeen investors in a private placement made pursuant to Regulation D. The purchase price of the shares included cash of $1,189,338 and the surrender of existing warrants to purchase 792,892 shares of Cheniere common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         The Company's unaudited consolidated financial statements and notes thereto relate to the three-month periods ended March 31, 2003 and 2002. These statements, the notes thereto and the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 contain detailed information that should be referred to in conjunction with the following discussion.

Production and Product Prices

         Information concerning the Company's production and average prices received for the three-month periods ended March 31, 2003 and 2002 is presented in the following table:

                                                   Three Months
                                                  Ended March 31,
                                                -------------------
                                                  2003       2002
                                                -------     -------
         Production
                 Oil (Bbls)                           -        472
                 Gas (Mcf)                       14,487     68,090
                 Gas equivalents (Mcfe)          14,487     70,922

         Average sales prices

                 Oil (per Bbl)                  $     -    $ 19.84
                 Gas (per Mcf)                  $  7.60    $  2.33
                 Gas equivalents (per Mcfe)     $  7.60    $  2.37

Results of Operations

         Comparison of Three-Month Periods Ended March 31, 2003 and 2002 - The Company's operating results for the three months ended March 31, 2003 reflect net income of $3,121,309, or $0.23 per share (basic), compared to a loss of $2,530,967, or $0.19 per share (basic) a year earlier. The principal factors contributing to the $5,652,276 swing from loss to net income for the quarter were: (1) a gain of $4,760,000 recorded in the 2003 period on the sale of the Freeport, Texas LNG project to the limited partnership formed to develop the LNG terminal; (2) a gain of $423,454 recorded in the 2003 period on the sale of an additional interest in the limited partnership; and (3) a reduction of $333,346 in LNG related expenses due to the sale of the Freeport LNG project in the 2003 period. The Company's equity in net loss of limited partnership of $1,200,000 recorded in the 2003 period offsets its equity in net loss of unconsolidated affiliate of $1,213,909 recorded in the 2002 period.

         In the first quarter of 2003, Cheniere recorded oil and gas revenues of $110,120 compared to $161,604 a year earlier. Depreciation, depletion and amortization ("DD&A") of oil and gas property costs also decreased significantly to $9,560 for the 2003 quarter compared to $57,961 for the 2002 quarter. Production costs declined to zero from $65,336 in 2002. The decreases in all areas of oil and gas operations are the result of lower production due to the Company's sale of its West Cameron Block 49 properties in April 2002, offset by production from its 2002 discoveries, with approximately 60% of 2003 production commencing during the quarter.

         General and administrative ("G&A") expenses, net of amounts capitalized, were $914,172 and $1,300,078 in the first quarters of 2003 and 2002, respectively. Total G&A expenses decreased by $351,906 to $1,146,172 in the first quarter of 2003 from the total of $1,498,078 of a year earlier. Consulting fees decreased by $379,781, principally related to permitting, environmental and regulatory work performed during the 2002 period related to the LNG receiving terminal project. Offsetting total G&A expenses were amounts capitalized to the Company's oil and gas properties. Cheniere capitalizes as oil and gas property costs that portion of G&A expenses directly related to its exploration and development activities. Cheniere capitalized $232,000 in the first quarter of 2003 compared to $198,000 a year earlier.

         Until January 1, 2003, Cheniere accounted for its investment in Gryphon using the equity method of accounting because its participation on the Gryphon board of directors provided significant influence over the operating and financial policies of Gryphon. In December 2002, the extent of such influence was diminished when one of the two Cheniere-appointed representatives on the Gryphon board of directors resigned his position as an officer of Cheniere. Effective on January 1, 2003, Cheniere began accounting for its investment in Gryphon using the cost method of accounting.

         As of December 31, 2002, Cheniere's basis of its investment in Gryphon was reduced to zero, but not below zero, because Cheniere does not guarantee any obligations of Gryphon and is not committed to provide additional financial support to Gryphon. For the three months ended March 31, 2003, Cheniere received no dividends from Gryphon and, accordingly, reported no income from its investment in Gryphon. For the three months ended March 31, 2002, Cheniere's equity share of Gryphon's losses was $1,213,909, calculated by applying Cheniere's 100% common stock ownership interest to Gryphon's net loss of $49,032 and reducing such result for Gryphon's preferred dividend arrearages of $1,164,877. At such time as Warburg converts its preferred shares to common shares, Cheniere's equity share of Gryphon's earnings will be calculated at 9.3%, based on the number of Gryphon shares outstanding at March 31, 2003.

Liquidity and Capital Resources

         The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Management expects that the Company will meet all of its liquidity requirements by one or more of the following: cash flow from operations, the divestiture of producing oil and gas properties, sales of portions of its working interest in the prospects within its exploration program, sale to an industry partner of a participation in the Company's exploration program, sale of a participation interest in the Company's LNG projects and/or offerings of the Company's debt or equity securities. In the event that the Company is unable to obtain additional capital from one or more of these sources, its operations could be adversely affected.

         The recoverability of the Company's unevaluated oil and gas properties and development of its LNG receiving terminal business are dependent on future events, including obtaining adequate financing for these programs, the successful completion of its planned drilling program, and the achievement of a level of operating revenues that is sufficient to support the Company's cost structure. At various times during the life of the Company to date, it has been necessary for the Company to raise additional capital through private placements of debt or equity financing. When such a need has arisen, the Company has met it successfully. It is management's belief that it will continue to be able to meet its needs for additional capital as such needs arise in the future.

Cash Flow from Operating Activities

     As of March 31, 2003, the Company had production from five oil and gas discoveries made on prospects sold to and drilled by Cheniere's partners. The Company expects that additional wells will be drilled on prospects it has sold to industry partners. Cheniere retains an overriding royalty interest and/or a working interest in these wells. The Company expects oil and gas revenues will not be significant until late 2003 when the wells are projected to reach payout, at which time Cheniere will be able to convert its overriding royalty interests into larger working interest positions in some of these wells.

Note Payable

     In June 2002, Cheniere received $750,000 as a refundable payment for the sale of two options to purchase an aggregate of up to a 20% interest in its Freeport LNG receiving terminal project. In the event the first option was exercised, the payment was to be applied to the purchase price. In the event the option was not exercised, the payment was refundable, and repayment was secured by a note payable executed by Cheniere. The note was payable in full on July 15, 2003. It was to bear interest at 8%, payable at maturity and accruing from the earlier of the time the option expired or the date the holder elected not to exercise. The note was secured by Cheniere's revenues, accounts receivable and other assets. In March 2003, the option was exercised, the note payable was canceled and the security was released.

     In February 2003, Cheniere executed a promissory note payable in the amount of $225,000. The proceeds of the note were used to pay certain costs related to the Company's 3-D seismic database. The note is due and payable in twelve monthly installments of $20,000, which commenced in March 2003. It bears interest at a rate of approximately 12% per annum and is secured by a pledge of the Company's oil and gas receivables.

Sale of Securities

     In May 2003, Cheniere issued 792,892 shares of common stock to seventeen investors in a private placement made pursuant to Regulation D. The purchase price of the shares included cash of $1,189,338 and the surrender of existing warrants to purchase 792,892 shares of Cheniere common stock.

Exploration Funding

     On October 11, 2000, Cheniere completed a transaction with Warburg to fund its exploration program on approximately 8,800 square miles of seismic data in the Gulf of Mexico through a newly formed affiliated company, Gryphon. Cheniere contributed selected assets and liabilities in exchange for 100% of the common stock of Gryphon (36.8% effective interest after conversion of preferred stock) and $2,000,000 in cash. Such assets included: Cheniere's seismic data license covering 8,800 square miles offshore Louisiana, certain offshore leases, a prospect then being drilled, its exploration agreement with an industry partner and certain other assets and liabilities. Warburg contributed $25,000,000 and received preferred stock, with an 8% cumulative dividend, convertible into 63.2% of Gryphon's common stock. Cheniere and Warburg also had options, under certain circumstances, to contribute an additional $75,000,000 to Gryphon, proportionate to their respective ownership interests. As of March 31, 2003, Warburg has funded an additional $60,000,000, making its total cash contributions to Gryphon $85,000,000. The effect of Cheniere's decision not to fund these subsequent cash calls to date, and the effect of sales of Gryphon common stock held by Cheniere back to Gryphon, have reduced Cheniere's effective ownership in Gryphon to 9.3% as of March 31, 2003.

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

     The cash payments to Cheniere are payable $1,000,000 at closing; $750,000 on July 15, 2003 and October 15, 2003; and $2,500,000 30 days after all construction permits are obtained for the Freeport site. With the signing of a definitive lease agreement for the Freeport, Texas terminal site on December 19, 2002, Freeport LNG paid to Cheniere $650,000 for related costs and expenses, which amount would have been reimbursable by Cheniere had the sale to Freeport LNG not been completed. Furthermore, at closing on February 27, 2003, Freeport LNG paid Cheniere $530,215 in cash and assumed Cheniere liabilities of $560,211 related to Freeport LNG project costs. These payments and assumptions of liabilities represent an aggregate of $1,740,426 in project cost recoveries to Cheniere, in addition to the $1,000,000 initial installment payment received at closing.

     On March 1, 2003, Cheniere sold a 10% interest in Freeport LNG to a third party for $2,333,333, payable over time. Cheniere retained a 30% interest in Freeport LNG.

Corpus Christi, Texas LNG Terminal Funding Negotiations

     In December 2002, Cheniere entered into a non-binding Memorandum of Understanding ("MOU") with Sherwin Alumina L.P. ("Sherwin") providing for the negotiation of a partnership agreement which would grant Sherwin a 33% interest in Cheniere's Corpus Christi receiving terminal project in exchange for Sherwin's agreement to fund the first $4,500,000 in project development costs and contribute the terminal site lands. Completion of the partnership agreement is scheduled to occur by May 15, 2003. The MOU provides that if such an agreement is not consummated by that date, Sherwin will grant to Cheniere a lease option on the terminal site lands in Corpus Christi. The option rentals would be $100,000 per year for up to 5 years. Upon exercise of the option, lease rentals would be $400,000 per year for an initial term of 30 years, renewable for six additional terms of 10 years each.

Recently Issued Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations (ARO), which requires that an asset retirement cost be capitalized as part of the cost of the related long-lived asset and allocated to expense by using a systematic and rational method. Under this Statement, an entity is not required to re-measure an ARO liability at fair value each period but is required to recognize changes in an ARO liability resulting from the passage of time and revisions in cash flow estimates. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted SFAS 143 effective January 1, 2003. As the Company currently has no long-lived assets for which it has a legal obligation associated with the retirement of such assets, the initial adoption of SFAS 143 impact on its earnings or statement of financial position.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement is effective for fiscal years ending after December 15, 2002 for transition guidance and annual disclosure provisions, and for financial reports containing financial statements for interim periods beginning after December 15, 2002 for interim disclosure provisions. The Company is not currently transitioning to the fair value method of accounting for stock-based compensation, however it adopted the disclosure provisions of SFAS No. 148 effective with its fiscal year ended December 31, 2002.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company produces and sells natural gas, crude oil and condensate. As a result, the Company's financial results can be significantly affected as these commodity prices fluctuate widely in response to changing market forces. The Company has not entered into any derivative transactions as of March 31, 2003.

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

PART II.  Other Information

Item 1.  Legal Proceedings

         The Company has been and may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. Management regularly analyzes current information and as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management and legal counsel, as of March 31, 2003, there were no threatened or pending legal matters that would have a material impact on the Company's consolidated results of operations, financial position or cash flows.

Item 5.  Other Information

         Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the Chief Executive Officer and the Chief Financial Officer of the Company has certified that this Quarterly Report of the Company on Form 10-Q for the period ended March 31, 2003 (this "Quarterly Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

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

     99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Current Reports on Form 8-K:

             March 7, 2003 - Cheniere filed a Current Report on Form 8-K disclosing that the Company had closed the transactions contemplated by the Contribution Agreement, dated as of August 26, 2002, as amended by (i) the Extension and Amendment to Contribution Agreement, dated as of September 19, 2002, (ii) the Second Extension and Amendment to Contribution Agreement, effective as of October 4, 2002, and (iii) the Third Amendment to Contribution Agreement, dated as of February 27, 2003, in each case, by and among Freeport LNG Investments, LLC, Freeport LNG-GP, Inc., the Company, Cheniere LNG, Inc. and Freeport LNG Terminal, L.L.C. The Company also disclosed that Contango Oil & Gas Company exercised its option to acquire from the Company a 10% interest in Freeport LNG Development, L.P. pursuant to the Partnership Interest Purchase Agreement, dated as of March 1, 2003.

             March 27, 2003 - Cheniere filed a Current Report on Form 8-K disclosing the results of its operations for the fourth quarter and fiscal year ended December 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CHENIERE ENERGY, INC.


                                           /s/ Don A. Turkleson
                                           -------------------------------------
                                           Don A. Turkleson
                                           Chief Financial Officer (on behalf of
                                           the registrant and as principal
                                           accounting officer)

                                           Date: May 9, 2003

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

Date:  May 9, 2003

/s/ Charif Souki
----------------
Charif Souki
Chief Executive Officer

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

Date:  May 9, 2003

/s/ Don A. Turkleson
--------------------
Don A. Turkleson
Chief Financial Officer