Form 10-Q
period 2003-06-30
CHENIERE ENERGY INC
filed 2003-08-13
CIK 3570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File No. 0-9092

CHENIERE ENERGY, INC.

(Exact name as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

95-4352386

(I. R. S. Identification No.)

333 Clay Street, Suite 3400

Houston, Texas

(Address or principal place of business)

77002-4102

(Zip Code)

(713) 659-1361

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐    No  ☒.

As of August 13, 2003, there were 14,893,285 shares of Cheniere Energy, Inc. Common Stock, $.003 par value, issued and outstanding.

CHENIERE ENERGY, INC.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

ASSETS	June 30, 2003	December 31, 2002
	(Unaudited)
CURRENT ASSETS
Cash and Cash Equivalents	$1,871,363	$590,039
Accounts Receivable	1,826,867	1,137,682
Prepaid Expenses	227,372	121,099

Total Current Assets	3,925,602	1,848,820

OIL AND GAS PROPERTIES, full cost method
Proved Properties, net	1,627,971	842,882
Unproved Properties, not subject to amortization	16,393,977	16,751,347

Total Oil and Gas Properties	18,021,948	17,594,229

LNG SITE COSTS	—	1,400,000

FIXED ASSETS, net	202,551	216,341

INVESTMENT IN UNCONSOLIDATED AFFILIATE	—	—

INVESTMENT IN LIMITED PARTNERSHIP	2,661,582	—

Total Assets	$24,811,683	$21,059,390

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$947,621	$1,828,267
Accrued Liabilities	839,728	683,788
Note Payable	150,000	750,000

Total Current Liabilities	1,937,349	3,262,055

MINORITY INTEREST	89,233	—

STOCKHOLDERS’ EQUITY
Preferred Stock, $.0001 par value
Authorized: 5,000,000 shares
Issued and Outstanding: none	—	—
Common Stock, $.003 par value
Authorized: 40,000,000 shares
Issued and Outstanding: 14,868,285 shares at June 30, 2003 and 13,297,393 shares at December 31, 2002	44,605	39,892
Additional Paid-in-Capital	44,900,222	41,414,236
Accumulated Deficit	(22,159,726)	(23,656,793)

Total Stockholders’ Equity	22,785,101	17,797,335

Total Liabilities and Stockholders’ Equity	$24,811,683	$21,059,390

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues
Oil and Gas Sales	$121,300	$37,955	$231,420	$199,559

Total Revenues	121,300	37,955	231,420	199,559

Operating Costs and Expenses
Production Costs	—	24,702	—	90,038
Depreciation, Depletion and Amortization	91,311	65,781	150,003	180,472
General and Administrative Expenses
LNG Terminal Development	623,048	1,002,479	1,017,109	1,729,886
Other	592,690	581,661	1,112,801	1,154,332

General and Administrative Expenses	1,215,738	1,584,140	2,129,910	2,884,218

Total Operating Costs and Expenses	1,307,049	1,674,623	2,279,913	3,154,728

Loss from Operations	(1,185,749)	(1,636,668)	(2,048,493)	(2,955,169)
Equity in Net Loss of Unconsolidated Affiliate	—	(970,938)	—	(2,184,847)
Equity in Net Loss of Limited Partnership	(859,947)	—	(2,059,947)	—
Gain on Sale of Proved Oil and Gas Properties	—	340,257	—	340,257
Gain on Sale of LNG Assets	—	—	4,760,000	—
Gain on Sale of Limited Partnership Interest	—	—	423,454	—
Loss on Early Extinguishment of Debt	—	(100,544)	—	(100,544)
Interest Income	687	1,864	1,286	3,307

Income (Loss) Before Minority Interest and Income Taxes	(2,045,009)	(2,366,029)	1,076,300	(4,896,996)
Minority Interest	420,767	—	420,767	—
Provision for Income Taxes	—	—	—	—

Net Income (Loss)	$(1,624,242)	$(2,366,029)	$1,497,067	$(4,896,996)

Net Income (Loss) Per Share—Basic	$(0.11)	$(0.18)	$0.11	$(0.37)

Net Income (Loss) Per Share—Diluted	$(0.11)	$(0.18)	$0.10	$(0.37)

Weighted Average Number of Shares Outstanding—Basic	14,420,250	13,297,393	13,861,923	13,297,393

Weighted Average Number of Shares Outstanding—Diluted	14,420,250	13,297,393	14,446,284	13,297,393

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2001	13,297,393	$39,892	$41,133,868	$(18,024,485)	$23,149,275
Issuance of Warrants	—	—	209,794	—	209,794
Net Loss	—	—	—	(4,896,996)	(4,896,996)

Balance—June 30, 2002	13,297,393	$39,892	$41,343,662	$(22,921,481)	$18,462,073

Balance—December 31, 2002	13,297,393	$39,892	$41,414,236	$(23,656,793)	$17,797,335
Issuances of Stock	1,570,892	4,713	2,581,126	—	2,585,839
Issuances of Warrants	—	—	945,049	—	945,049
Expenses Related to Offering	—	—	(40,189)	—	(40,189)
Net Income	—	—	—	1,497,067	1,497,067

Balance—June 30, 2003	14,868,285	$44,605	$44,900,222	$(22,159,726)	$22,785,101

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$1,497,067	$(4,896,996)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used In Operating Activities:
Depreciation, Depletion and Amortization	150,003	180,472
Non-Cash Expense	(3,636)	56,648
Gain on Sale of Proved Oil and Gas Properties	—	(340,257)
Loss on Early Extinguishment of Debt	—	100,544
Equity in Net Loss of Unconsolidated Affiliate	—	2,184,847
Equity in Net Loss of Limited Partnership	2,059,947	—
Gain on Sale of LNG Assets	(4,760,000)	—
Gain on Sale of Limited Partnership Interest	(423,454)	—
Minority Interest	(420,767)	—

	(1,900,840)	(2,714,742)
Changes in Operating Assets and Liabilities
Accounts Receivable	233,938	225,555
Prepaid Expenses	(215,072)	(54,346)
Accounts Payable and Accrued Liabilities	(564,718)	845,499

NET CASH USED IN OPERATING ACTIVITIES	(2,446,692)	(1,698,034)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Fixed Assets	(54,118)	(2,266)
Oil and Gas Property Additions	(852,365)	(755,524)
Net Proceeds from Sale of Proved Oil and Gas Properties	—	2,235,365
Sale of Interest in Oil and Gas Prospects	391,350	150,000
LNG Site Costs	—	(125,000)
Sale of LNG Assets	2,250,000	—
Sale of Limited Partnership Interest	100,000	—

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,834,867	1,502,575

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuances of Notes Payable	225,000	1,250,000
Repayment of Note Payable	(75,000)	(500,000)
Sale of Common Stock	1,273,338	—
Offering Costs	(40,189)	—
Partnership Contributions by Minority Owner	510,000	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,893,149	750,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,281,324	554,541

CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	590,039	610,718

CASH AND CASH EQUIVALENTS—END OF PERIOD	$1,871,363	$1,165,259

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation

The unaudited consolidated financial statements of Cheniere Energy, Inc. (“Cheniere” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included.

For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Interim results are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2003. Certain reclassifications have been made to conform prior period amounts to the current period presentation. These reclassifications have no effect on net income (loss) or stockholders’ equity.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations (“ARO”), which requires that an asset retirement cost be capitalized as part of the cost of the related long-lived asset and allocated to expense by using a systematic and rational method. Under this Statement, an entity is not required to re-measure an ARO liability at fair value each period but is required to recognize changes in an ARO liability resulting from the passage of time and revisions in cash flow estimates. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 effective January 1, 2003. As the Company currently has no long-lived assets for which it has a legal obligation associated with the retirement of such assets, the initial adoption of SFAS No. 143 had no impact on its earnings or statement of financial position.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement is effective for fiscal years ending after December 15, 2002 for transition guidance and annual disclosure provisions, and for financial reports containing financial statements for interim periods beginning after December 15, 2002 for interim disclosure provisions. The Company is not currently transitioning to the fair value method of accounting for stock-based compensation, however it adopted the disclosure provisions of SFAS No. 148 effective with its fiscal year ended December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect to identify any variable interest entities that must be consolidated. In the event a variable interest entity is identified, the Company does not expect the requirements of FIN No. 46 to have a material impact on its financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. The Company does not believe that the adoption of SFAS No. 150 will have a significant impact on its financial statements.

Stock-Based Compensation

The Company accounts for stock-based compensation granted under its long-term incentive plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based compensation expense associated with option grants were not recognized in the net income (loss) of the three month and six month periods ended June 30, 2003 and 2002, as all options granted had exercise prices equal to the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss), as reported	$(1,624,242)	$(2,366,029)	$1,497,067	$(4,896,996)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(223,906)	(133,514)	(364,968)	(267,026)

Pro forma net income (loss)	$(1,848,148)	$(2,499,543)	$1,132,099	$(5,164,022)

Net income (loss) per share:
Basic—as reported	$(0.11)	$(0.18)	$0.11	$(0.37)

Basic—pro forma	$(0.13)	$(0.19)	$0.08	$(0.39)

Diluted—as reported	$(0.11)	$(0.18)	$0.10	$(0.37)

Diluted—pro forma	$(0.13)	$(0.19)	$0.08	$(0.39)

Note 2 – Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and gas properties. Under this method, all productive and nonproductive exploration and development costs incurred for the purpose of finding oil and gas reserves are capitalized. In the first six months of 2003, the Company’s exploration program has made discoveries which have added approximately 0.9 Bcfe to its proved oil and gas reserves. The Company’s current ownership in these properties takes the form of an overriding royalty interest.

Note 3 – Investment in Unconsolidated Affiliate

Until January 1, 2003, Cheniere accounted for its investment in Gryphon Exploration Company (“Gryphon”) using the equity method of accounting because its participation on the Gryphon board of directors provided significant influence over the operating and financial policies of Gryphon. In December 2002, the extent of such influence was diminished when one of the two Cheniere-appointed representatives on the Gryphon board of directors resigned his position as an officer of Cheniere. Effective on January 1, 2003, Cheniere began accounting for its investment in Gryphon using the cost method of accounting.

As of December 31, 2002, Cheniere’s basis of its investment in Gryphon was reduced to zero, but not below zero, because Cheniere does not guarantee any obligations of Gryphon and is not committed to provide additional financial support to Gryphon. For the three months ended June 30, 2003, Cheniere received no dividends from Gryphon and, accordingly, reported no income from its investment in Gryphon. For the three months ended June 30, 2002, Cheniere’s equity share of Gryphon’s losses was $970,938, calculated by applying Cheniere’s 100% common stock ownership interest to Gryphon’s net loss of $2,080,000, reducing such result for Gryphon’s preferred dividend arrearages of $1,327,091 and limiting the amount of loss recognized to the balance of Cheniere’s investment in Gryphon as of March 31, 2002.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Gryphon’s preferred stock is convertible at the option of the holder at a rate of $100 per share of common stock at any time after the holders of a majority of the preferred stock execute a written consent permitting a conversion of the preferred stock or, if earlier, at any time after August 31, 2010. In the event the holders of a majority of the preferred stock vote to convert all of their shares of preferred stock into common stock, all shares of preferred stock shall automatically be converted, without further action by Gryphon or its shareholders. In addition, Gryphon has the right, at its option, to convert shares of preferred stock into common stock upon Gryphon’s closing of a firm commitment qualified public offering. Through June 30, 2003, Warburg, Pincus Equity Partners, L.P. (“Warburg”) had invested $85,000,000 in Gryphon preferred stock. If Warburg were to convert its investment to common stock, Cheniere’s ownership interest would be reduced to 9.3%. As of June 30, 2003, the amount of Gryphon’s preferred dividends in arrears was $13,128,630.

The financial position of Gryphon at June 30, 2003 and December 31, 2002 and the results of Gryphon’s operations for the three months and six months ended June 30, 2003 and 2002 are summarized as follows (in thousands):

	June 30, 2003	December 31, 2002
	(Unaudited)
Current assets	$21,326	$12,215
Oil and gas properties, full cost method
Proved properties, net	60,369	54,322
Unproved properties	41,985	36,685

	102,354	91,007
Fixed assets and other, net	860	458

Total assets	$124,540	$103,680

Current liabilities	$13,795	$11,870
Long term liabilities	7,139	—
Deferred tax liabilities	6,233	2,043
Stockholders’ equity	97,373	89,767

Total liabilities and stockholders’ equity	$124,540	$103,680

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$14,079	$2,039	$24,450	$3,904
Income (loss) from continuing operations	7,712	(2,121)	12,619	(2,203)
Net income (loss)	5,169	(2,080)	7,864	(2,130)
Cheniere’s equity in losses from unconsolidated affiliate	N/A	(971)	N/A	(2,185)

Note 4 – Investment in Limited Partnership

Freeport LNG

In August 2002, Cheniere entered into an agreement with entities controlled by Michael S. Smith to sell a 60% interest in its planned LNG receiving facility at Freeport, Texas. In February 2003, Cheniere’s Freeport LNG project was acquired by Freeport LNG Development, L.P. (“Freeport LNG”), in which Cheniere retained a 40% interest. Freeport LNG will pay Cheniere $5,000,000 in cash and will spend up to $9,000,000 to obtain permits and prepare the project for the

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

construction phase with no further contribution by Cheniere. After contribution of the full $9,000,000, additional expenses will be borne by the parties pro rata based on their respective ownership interests. Smith, through a controlled entity, Freeport LNG Investments, LLC (“Investments”) holds a 60% interest in Freeport LNG. Smith will manage the project as chief executive officer of Freeport LNG.

The cash payments to Cheniere are payable $1,000,000 at closing; $750,000 on July 15, 2003 and October 15, 2003; and $2,500,000 30 days after all construction permits are obtained for the Freeport site. The second and third payments are subject to acceleration under certain circumstances. In June 2003, Cheniere received $1,250,000 from Freeport LNG, representing an acceleration of the July 15, 2003 payment and of $500,000 otherwise payable in October 2003. With the signing of a definitive lease agreement for the Freeport, Texas terminal site on December 19, 2002, Freeport LNG paid to Cheniere $650,000 for related costs and expenses, which amount would have been reimbursable by Cheniere had the sale to Freeport LNG not been completed. Furthermore, at closing on February 27, 2003, Freeport LNG paid Cheniere an additional $530,215 in cash and assumed Cheniere liabilities of $560,211, all related to Freeport LNG project costs. These payments and assumptions of liabilities represent an aggregate of $1,740,426 in project cost recoveries to Cheniere, in addition to the $1,000,000 initial installment payment received at closing.

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

On March 1, 2003, pursuant to an existing option agreement, Cheniere sold a 10% interest in Freeport LNG to a third party for $2,333,333, payable over time, including the cancellation of the Company’s $750,000 short-term note payable. Cheniere retained a 30% interest in Freeport LNG. In connection with the closing of the transactions in 2003, Cheniere issued warrants for the purchase of 1,000,000 shares of its common stock at a price of $2.50 per share, exercisable for a period of 10 years.

The financial position of Freeport LNG at June 30, 2003 and the results of Freeport LNG’s operations for the three months and six months ended June 30, 2003 are summarized as follows:

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	June 30, 2003
	(Unaudited)
Current assets	$3,390,249
Fixed assets, net	54,513

Total assets	$3,444,762

Current liabilities	$629,945
Long term liabilities	5,000,000
Partners’ capital	(2,185,183)

Total liabilities and partners’ capital	$3,444,762

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
	(Unaudited)	(Unaudited)
Loss from continuing operations	$2,859,494	$6,859,494
Net loss	2,866,491	6,866,491
Cheniere’s equity in losses from limited partnership	859,947	2,059,947

Corpus Christi LNG

In May 2003, Cheniere formed a limited partnership, Corpus Christi LNG, L.P. (“Corpus LNG”) to develop an LNG receiving terminal near Corpus Christi, Texas. Under the terms of the Limited Partnership Agreement, Cheniere contributed its technical expertise and know-how, and all of the work in progress related to the Corpus Christi project, in exchange for a 66.7% interest in Corpus LNG. BPU LNG committed to contribute its approximately 210-acre tract of land plus related easements and additional rights to a further 400 acres, and cash to fund the first $4,500,000 of Corpus LNG project expenses and 33.3% of additional expenses. BPU holds a 33.3% interest in Corpus LNG. Cheniere will manage the project through the general partner interest held by its wholly owned subsidiary.

The financial position of Corpus LNG at June 30, 2003 and the results of Corpus LNG’s operations for the three months and six months ended June 30, 2003, which are included in the consolidated financial statements of Cheniere, are summarized as follows:

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	June 30, 2003
	(Unaudited)
Current assets	$197,919

Total assets	$197,919

Current liabilities	$108,686
Partners’ capital	89,233

Total liabilities and partners’ capital	$197,919

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
	(Unaudited)	(Unaudited)
Loss from continuing operations	$420,767	$420,767
Net loss	420,767	420,767
Cheniere’s equity in losses from limited partnership (a)	—	—

(a)	As Cheniere’s investment basis in Corpus LNG at June 30, 2003 is zero, the entire net loss of the partnership is reflected as minority interest in the consolidated financial statements of Cheniere.

Note 5 – Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2003	December 31, 2002
	(Unaudited)
LNG costs	$696,182	$391,177
Oil and gas property costs	—	250,000
Taxes other than income	37,611	42,611
Legal fees	105,935	—

	$839,728	$683,788

LNG costs accrued at June 30, 2003 include: (a) $627,000 in financial advisor fees and expenses and (b) $69,182 in other LNG related expenses

Note 6 – Note Payable

In June 2002, Cheniere received $750,000 as a refundable payment for the sale of two options to purchase an aggregate of up to a 20% interest in its Freeport LNG receiving terminal project. In the event the first option was exercised, the payment was to be applied to the purchase price. In the event the option was not exercised, the payment was refundable, and repayment was secured by a note payable executed by Cheniere. The note was payable in full on July 15, 2003. It was to bear interest at 8%, payable at maturity and accruing from the earlier of the time the option expired or the date the holder elected not to exercise. The note was secured by Cheniere’s revenues, accounts receivable and other assets. In March 2003, the option was exercised, the note payable

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

was canceled and the security was released.

In February 2003, Cheniere executed a promissory note payable in the amount of $225,000. The proceeds of the note were used to pay certain costs related to the Company’s 3-D seismic database. The note is due and payable in twelve monthly installments of $20,000, which commenced in March 2003. It bears interest at a rate of approximately 12% per annum and is secured by a pledge of the Company’s oil and gas receivables.

Note 7 – Common Stock

On April 15, 2003, Cheniere issued 750,000 shares of its common stock to satisfy a closing requirement related to Cheniere’s February 2003 sale of a 60% interest in its Freeport LNG project. The issuance was made pursuant to a contingent contractual obligation related to Cheniere’s 2001 acquisition of an option to lease the Freeport LNG terminal site.

On May 6, 2003, Cheniere issued 792,892 shares of common stock to seventeen investors in a private placement made pursuant to Regulation D. The purchase price of the shares included cash of $1,189,338 and the surrender of existing warrants to purchase 792,892 shares of Cheniere common stock.

Note 8 – Non-Cash Transactions

In connection with the sale of a 60% interest in its Freeport LNG project in February 2003, the Company issued warrants valued at $540,015 to purchase 700,000 shares of Cheniere common stock. As a result of the closing on the Freeport transaction, the Company issued warrants valued at $173,576 to purchase 225,000 shares of Cheniere common stock to LNG consultants for services previously performed for the Company. In connection with the sale of a 10% interest in the limited partnership, the Company issued warrants valued at $241,893 to purchase 300,000 shares of Cheniere common stock to the purchaser, and the purchaser canceled the $750,000 note previously payable by Cheniere. Pursuant to a contingent contractual obligation related to Cheniere’s 2001 acquisition of an option to lease the Freeport LNG terminal site, the Company issued 750,000 shares of its common stock, valued at $1,312,500 on the date of issuance in April 2003, to satisfy a closing requirement related to Cheniere’s February 2003 sale of a 60% interest in its Freeport LNG project.

Note 9 – Net Income (Loss) Per Share

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

The following table is a reconciliation of the basic and diluted weighted average shares outstanding for the three months and six months ended June 30, 2003 and 2002:

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Weighted average common shares outstanding:
Basic	14,420,250	13,297,393	13,861,923	13,297,393
Dilutive common stock options (a)	—	—	450,679	—
Dilutive common stock warrants (b)	—	—	133,682	—

Diluted	14,420,250	13,297,393	14,446,284	13,297,393

(a)	Options to purchase 427,361 shares and 956,111 shares of common stock were outstanding but not included in the computations of diluted net income (loss) per share for the three months ended June 30, 2003 and 2002, respectively, because the exercise prices of the options were greater than the average market price of the common shares and would be anti-dilutive to the computations. In-the-money options representing 709,947 shares and 47,080 shares of common stock were not included in the computation of diluted net loss per share for the three months ended June 30, 2003 and 2002, respectively, since they have an anti-dilutive effect to net loss per share. Options to purchase 467,361 shares and 956,111 shares of common stock were outstanding but not included in the computations of diluted net income (loss) per share for the six months ended June 30, 2003 and 2002, respectively, because the exercise prices of the options were greater than the average market price of the common shares and would be anti-dilutive to the computations. In-the-money options representing 65,517 shares of common stock were not included in the computation of diluted net loss per share for the six months ended June 30, 2002, since they have an anti-dilutive effect to net loss per share.

(b)	Warrants to purchase 821,179 shares and 3,100,288 shares of common stock were outstanding but not included in the computations of diluted net income (loss) per share for the three months ended June 30, 2003 and 2002, respectively, because the exercise prices of the warrants were greater than the average market price of the common shares and would be anti-dilutive to the computations. In-the-money warrants representing 353,940 shares of common stock were not included in the computation of diluted net loss per share for the three months ended June 30, 2003, since they have an anti-dilutive effect to net loss per share. There were no in-the-money warrants outstanding during the three months ended June 30, 2002. Warrants to purchase 2,396,179 shares and 3,100,288 shares of common stock were outstanding but not included in the computations of diluted net income (loss) per share for the six months ended June 30, 2003 and 2002, respectively, because the exercise prices of the warrants were greater than the average market price of the common shares and would be anti-dilutive to the computations. There were no in-the-money warrants outstanding during the six months ended June 30, 2002.

Note 10 – Subsequent Events

On July 23, 2003, Cheniere repaid the balance outstanding on the $225,000 promissory note payable it had executed in February 2003. The note and related security agreement were canceled.

On July 25, 2003, Cheniere established a $5,000,000 line of credit with a commercial bank, with an initial borrowing base of $2,000,000. The facility is secured by the assets of the Company, and its term runs through June 30, 2004. Any borrowing will bear interest at the bank’s prime rate plus 2.5% per annum. In addition, a commitment fee of 0.5% per annum will be assessed on the unused borrowing base capacity. The interest and commitment fee are to be paid quarterly. A loan origination fee of 1% of the initial borrowing base was paid at closing.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In July 2003, the Company engaged Petrie Parkman & Co., Inc. and HSBC Securities (USA) Inc. as financial advisors to assist in arranging the construction financing for its proposed LNG receiving terminals at Corpus Christi, Texas and Sabine Pass, Louisiana.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company’s unaudited consolidated financial statements and notes thereto relate to the three-month and six-month periods ended June 30, 2003 and 2002. These statements, the notes thereto and the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 contain detailed information that should be referred to in conjunction with the following discussion.

Production and Product Prices

Information concerning the Company’s production and average prices received for the three-month and six-month periods ended June 30, 2003 and 2002 is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Production
Oil (Bbls)	2	18	2	490
Gas (Mcf)	24,676	12,342	39,163	80,432
Gas equivalents (Mcfe)	24,688	12,450	39,175	83,372

Average sales prices
Oil (per Bbl)	$33.84	$24.00	$33.84	$20.00
Gas (per Mcf)	$4.91	$3.04	$5.91	$2.44
Gas equivalents (per Mcfe)	$4.91	$3.05	$5.91	$2.47

Results of Operations

Comparison of Three-Month Periods Ended June 30, 2003 and 2002—The Company’s operating results for the three months ended June 30, 2003 reflect a loss of $1,624,242, or $0.11 per share, compared to a loss of $2,366,029, or $0.18 per share a year earlier, resulting in a $741,787 decrease in Cheniere’s loss for the quarter. LNG related expenses decreased by $379,431 due to the effective sale of 70% of the Freeport LNG project in the first quarter of 2003. The Company sold proved oil and gas properties in the 2002 period, resulting in a gain of $340,257. Cheniere’s equity in net loss of unconsolidated affiliate of $970,938 recorded in the 2002 period compares with zero in 2003 because the Company now follows the cost method of accounting for its investment in unconsolidated affiliate. The Company’s equity in net loss of limited partnership of $859,947 recorded in the 2003 period compares with a zero effect in the prior year period since the partnership was formed in 2003. Cheniere’s loss for the 2003 quarter is net of a minority interest of $420,767 representing LNG expenses incurred by Corpus LNG, which was formed in 2003.

In the second quarter of 2003, Cheniere recorded oil and gas revenues of $121,300 compared to $37,955 a year earlier. Depreciation, depletion and amortization (“DD&A”) of oil and gas property costs increased to $23,736 for the 2003 quarter compared to $9,979 for the 2002 quarter. Production costs declined to zero from $24,702 in 2002. The increases in oil and gas revenues and DD&A are the result of four wells commencing production during the first quarter of 2003.

General and administrative (“G&A”) expenses, net of amounts capitalized, were $1,215,738 and $1,584,140 in the second quarters of 2003 and 2002, respectively. Total G&A expenses decreased by $330,402 to $1,463,738 in the second quarter of 2003 from the total of $1,794,140 a year earlier. Consulting fees decreased by $474,614, principally related to permitting, environmental and regulatory work performed during the 2002 period related to the Freeport LNG receiving terminal project which is now being funded through a partnership in which Cheniere holds a 30% limited partner interest. Offsetting total G&A expenses were amounts capitalized to the Company’s oil and gas properties. Cheniere capitalizes as oil and gas property costs that portion of G&A expenses directly related to its exploration and development activities. Cheniere capitalized $248,000 in the second quarter of 2003 compared to $210,000 a year earlier.

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

As of December 31, 2002, Cheniere’s basis of its investment in Gryphon was reduced to zero, but not below zero, because Cheniere does not guarantee any obligations of Gryphon and is not committed to provide additional financial support to Gryphon. For the three months ended June 30, 2003, Cheniere received no dividends from Gryphon and, accordingly, reported no income from its investment in Gryphon. For the three months ended June 30, 2002, Cheniere’s equity share of Gryphon’s losses was $970,938, calculated by applying Cheniere’s 100% common stock ownership interest to Gryphon’s net loss of $2,080,000, reducing such result for Gryphon’s preferred dividend arrearages of $1,327,091 and limiting the amount of loss recognized to the balance of Cheniere’s investment in Gryphon as of March 31, 2002. At such time as Warburg converts its preferred shares to common shares, Cheniere’s equity share of Gryphon’s earnings will be calculated at 9.3%, based on the number of Gryphon shares outstanding at June 30, 2003.

In the second quarter of 2003, Cheniere recorded equity in net loss of limited partnership of $859,947, calculated by applying Cheniere’s 30% limited partner interest to Freeport LNG’s net loss of $2,866,491.

Comparison of Six-Month Periods Ended June 30, 2003 and 2002—The Company’s operating results for the six months ended June 30, 2003 reflect net income of $1,497,067 or $0.11 per share (basic), compared to a loss of $4,896,996, or $0.37 per share (basic) a year earlier, resulting in a $6,394,063 swing from loss to net income for the period. LNG related expenses decreased by $712,777 due to the effective sale of 70% of the Freeport LNG project in the first quarter of 2003. The Company recorded a gain of $4,760,000 in the 2003 period on the sale of a 60% interest in the Freeport LNG project to the limited partnership formed to develop the LNG terminal. The Company recorded a gain of $423,454 in the 2003 period on the sale of an additional interest in the limited partnership. Cheniere’s equity in net loss of unconsolidated affiliate of $2,184,847 recorded in the 2002 period compares with zero in 2003 because the Company now follows the cost method of accounting for its investment in unconsolidated affiliate. The Company’s equity in net loss of limited partnership of $2,059,947 recorded in the 2003 period compares with a zero effect in the prior year period since the partnership was formed in 2003. Cheniere’s net income for the 2003 period is net of a minority interest of $420,767 representing LNG expenses incurred by Corpus LNG, which was formed in 2003.

In the first six months of 2003, Cheniere recorded oil and gas revenues of $231,420 compared to $199,559 a year earlier. Depreciation, depletion and amortization (“DD&A”) of oil and gas property costs decreased to $33,296 for the 2003 period compared to $67,940 for the 2002 period. Production costs declined to zero from $90,038 in 2002. The increase in oil and gas revenue is the result of higher average sales prices realized in the 2003 period, offset by lower production in the 2003 period due to the Company’s sale of its West Cameron Block 49 properties in April 2002. Lower production also accounts for the decrease in oil and gas DD&A in the 2003 period.

General and administrative (“G&A”) expenses, net of amounts capitalized, were $2,129,910 and $2,884,218 in the first six months of 2003 and 2002, respectively. Total G&A expenses decreased by $682,308 to $2,609,910 in the first six months of 2003 from the total of $3,292,218 a year earlier. Consulting fees decreased by $854,395, principally related to permitting, environmental and regulatory work performed during the 2002 period related to the Freeport LNG receiving terminal project which is now being funded through a partnership in which Cheniere holds a 30% limited partner interest. Offsetting total G&A expenses were amounts capitalized to the Company’s oil and gas properties. Cheniere capitalizes as oil and gas property costs that portion of G&A expenses directly related to its exploration and development activities. Cheniere capitalized $480,000 in the first six months of 2003 compared to $408,000 a year earlier.

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

As of December 31, 2002, Cheniere’s basis of its investment in Gryphon was reduced to zero, but not below zero, because Cheniere does not guarantee any obligations of Gryphon and is not committed to provide additional financial support to Gryphon. For the six months ended June 30, 2003, Cheniere received no dividends from Gryphon and, accordingly, reported no income from its investment in Gryphon. For the six months ended June 30, 2002, Cheniere’s equity share of Gryphon’s losses was $2,184,847, calculated by applying Cheniere’s 100% common stock ownership interest to Gryphon’s net loss of $2,130,000, reducing such result for Gryphon’s preferred dividend arrearages of $2,491,968 and limiting the amount of loss recognized to the balance of Cheniere’s investment in Gryphon as of March 31, 2002. At such time as Warburg converts its preferred shares to common shares, Cheniere’s equity share of Gryphon’s earnings will be calculated at 9.3%, based on the number of Gryphon shares outstanding at June 30, 2003.

In the first six months of 2003, Cheniere recorded equity in net loss of limited partnership of $2,059,947, calculated by applying Cheniere’s 30% limited partner interest to Freeport LNG’s net loss of $6,866,491.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Management expects that the Company will meet all of its liquidity requirements by one or more of the following: cash flow from operations, the divestiture of producing oil and gas properties, sales of portions of its working interest in the prospects within its exploration program, sale to an industry partner of a participation in the Company’s exploration program, sale of a participation interest in the Company’s LNG projects and/or offerings of the Company’s debt or equity securities. In the event that the Company is unable to obtain additional capital from one or more of these sources, its operations could be adversely affected.

The recoverability of the Company’s unevaluated oil and gas properties and development of its LNG receiving terminal business are dependent on future events, including obtaining adequate financing for these programs, the successful completion of its planned drilling program, governmental and regulatory approvals of the LNG receiving terminals, and the achievement of a level of operating revenues that is sufficient to support the Company’s cost structure. At various times during the life of the Company to date, it has been necessary for the Company to raise additional capital through private placements of debt or equity financing. When such a need has arisen, the Company has met it successfully. It is management’s belief that it will continue to be able to meet its needs for additional capital as such needs arise in the future.

Cash Flow from Operating Activities

As of June 30, 2003, the Company had production from five oil and gas discoveries made on prospects sold to and drilled by Cheniere’s partners. The Company expects that additional wells will be drilled on prospects it has sold to industry partners. Cheniere retains an overriding royalty interest and/or a working interest in these wells. The Company expects oil and gas revenues will not be significant until 2004 when the wells are projected to reach payout, at which time Cheniere will be able to convert its overriding royalty interests into larger working interest positions in some of these wells.

Note Payable

In June 2002, Cheniere received $750,000 as a refundable payment for the sale of two options to purchase an aggregate of up to a 20% interest in its Freeport LNG receiving terminal project. In the event the first option was exercised, the payment was to be applied to the purchase price. In the event the option was not exercised, the payment was refundable, and repayment was secured by a note payable executed by Cheniere. The note was payable in full on July 15, 2003. It was to bear interest at 8%, payable at maturity and accruing from the earlier of the time the option expired or the date the holder elected not to exercise. The note was secured by Cheniere’s revenues, accounts receivable and other assets. In March 2003, the option was exercised, the note payable was canceled and the security was released.

In February 2003, Cheniere executed a promissory note payable in the amount of $225,000. The proceeds of the note were used to pay certain costs related to the Company’s 3-D seismic database. The note was due and payable in twelve monthly installments of $20,000, which commenced in March 2003. It bore interest at a rate of approximately 12% per annum and was secured by a pledge of the Company’s oil and gas receivables. In July 2003, the remaining balance on the note was paid, the note payable was canceled and the security was released.

Sale of Securities

In May 2003, Cheniere issued 792,892 shares of common stock to seventeen investors in a private placement made pursuant to Regulation D. The purchase price of the shares included cash of $1,189,338 and the surrender of existing warrants to purchase 792,892 shares of Cheniere common stock.

Exploration Funding

On October 11, 2000, Cheniere completed a transaction with Warburg to fund its exploration program on approximately 8,800 square miles of seismic data in the Gulf of Mexico through a newly formed affiliated company, Gryphon. Cheniere contributed selected assets and liabilities in exchange for 100% of the common stock of Gryphon (36.8% effective interest after conversion of preferred stock) and $2,000,000 in cash. Such assets included: Cheniere’s seismic data license covering 8,800 square miles offshore Louisiana, certain offshore leases, a prospect then being drilled, its exploration agreement with an industry partner and certain other assets and liabilities. Warburg contributed $25,000,000 and received preferred stock, with an 8% cumulative dividend, convertible into 63.2% of Gryphon’s common stock.

Cheniere and Warburg also had options, under certain circumstances, to contribute an additional $75,000,000 to Gryphon, proportionate to their respective ownership interests. As of June 30, 2003, Warburg has funded an additional $60,000,000, making its total cash contributions to Gryphon $85,000,000. The effect of Cheniere’s decision not to fund these subsequent cash calls to date, and the effect of sales of Gryphon common stock held by Cheniere back to Gryphon, have reduced Cheniere’s effective ownership in Gryphon to 9.3% as of June 30, 2003.

Sale of Interest in Freeport, Texas LNG Terminal

In August 2002, Cheniere entered into an agreement with entities controlled by Michael S. Smith to sell a 60% interest in its planned LNG receiving facility at Freeport, Texas. In February 2003, Cheniere’s Freeport LNG project was acquired by Freeport LNG, in which Cheniere retained a 40% interest. Freeport LNG will pay Cheniere $5,000,000 in cash and will spend up to $9,000,000 to obtain permits and prepare the project for the construction phase with no further contribution by Cheniere. After contribution of the full $9,000,000, additional expenses will be borne by the parties pro rata based on their respective ownership interests. Smith, through a controlled entity, Investments, holds a 60% interest in Freeport LNG. Smith will manage the project as chief executive officer of Freeport LNG.

The cash payments to Cheniere are payable $1,000,000 at closing; $750,000 on July 15, 2003 and October 15, 2003; and $2,500,000 30 days after all construction permits are obtained for the Freeport site. The second and third payments are subject to acceleration under certain circumstances. In June 2003, Cheniere received $1,250,000 from Freeport LNG, representing an acceleration of the July 15, 2003 payment and of $500,000 otherwise payable in October 2003. With the signing of a definitive lease agreement for the Freeport, Texas terminal site on December 19, 2002, Freeport LNG paid to Cheniere $650,000 for related costs and expenses, which amount would have been reimbursable by Cheniere had the sale to Freeport LNG not been completed. Furthermore, at closing on February 27, 2003, Freeport LNG paid Cheniere $530,215 in cash and assumed Cheniere liabilities of $560,211 related to Freeport LNG project costs. These payments and assumptions of liabilities represent an aggregate of $1,740,426 in project cost recoveries to Cheniere, in addition to the $1,000,000 initial installment payment received at closing.

On March 1, 2003, Cheniere sold a 10% interest in Freeport LNG to a third party for $2,333,333, payable over time. Cheniere retained a 30% interest in Freeport LNG.

Corpus Christi, Texas LNG Terminal Funding

In May 2003, Cheniere formed a limited partnership, Corpus LNG, to develop an LNG receiving terminal near Corpus Christi, Texas. Under the terms of the Limited Partnership Agreement, Cheniere contributed its technical expertise and know-how, and all of the work in progress related to the Corpus Christi project, in exchange for a 66.7% interest in Corpus LNG. BPU LNG committed to contribute its approximately 210-acre tract of land plus related easements and additional rights to a further 400 acres, and cash to fund the first $4,500,000 of Corpus LNG project expenses and 33.3% of additional expenses. BPU holds a 33.3% interest in Corpus LNG. Cheniere will manage the project through the general partner interest held by its wholly owned subsidiary.

Bank Line of Credit

On July 25, 2003, Cheniere established a $5,000,000 line of credit with a commercial bank, with an initial borrowing base of $2,000,000. The facility is secured by the assets of the Company, and its term runs through June 30, 2004. Any borrowing will bear interest at the bank’s prime rate plus 2.5% per annum. In addition, a commitment fee of 0.5% per annum will be assessed on the unused borrowing base capacity. The interest and commitment fee are to be paid quarterly. A loan origination fee of 1% of the initial borrowing base was paid at closing.

Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations (“ARO”), which requires that an asset retirement cost be capitalized as part of the cost of the related long-lived asset and allocated to expense by using a systematic and rational method. Under this Statement, an entity is not required to re-measure an ARO liability at fair value each period but is required to recognize changes in an ARO liability resulting from the passage of time and revisions in cash flow estimates. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 effective January 1, 2003. As the Company currently has no long-lived assets for which it has a legal obligation associated with the retirement of such assets, the initial adoption of SFAS No. 143 impact on its earnings or statement of financial position.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement is effective for fiscal years ending after December 15, 2002 for transition guidance and annual disclosure provisions, and for financial reports containing financial statements for interim periods beginning after December 15, 2002 for interim disclosure provisions. The Company is not currently transitioning to the fair value method of accounting for stock-based compensation, however it adopted the disclosure provisions of SFAS No. 148 effective with its fiscal year ended December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect to identify any variable interest entities that must be consolidated. In the event a variable interest entity is identified, the Company does not expect the requirements of FIN No. 46 to have a material impact on its financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. The Company does not believe that the adoption of SFAS No. 150 will have a significant impact on its financial statements.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to its stockholders.

All statements, other than statements of historical facts so included in this report that address activities, events or developments that the Company intends, expects, projects, believes, or anticipates will or may occur in the future are forward-looking statements within the meaning of the Act, including, without limitation; (i) statements regarding the Company’s business strategy, plans and objectives and (ii) statements expressing beliefs and expectations regarding the ability of the Company to secure the leases necessary to facilitate anticipated drilling activities, the ability of the Company to attract additional working interest owners to participate in its exploration and development activities and the ability of the Company to fund the development phase of its LNG project, and to obtain the appropriate permits and environmental approvals necessary to begin construction of an LNG terminal. These forward-looking statements are, and will be, based on management’s then current views and assumptions regarding future events.

Factors That May Impact Forward-Looking Statements or Financial Performance

The following are some of the important factors that could affect the Company’s financial performance or could cause actual results to differ materially from estimates contained in the Company’s forward-looking statements:

—	The Company’s ability to generate sufficient cash flows to support capital expansion plans, obligations to repay debt and general operating activities.

—	The Company’s ability to obtain additional financing from lenders, through debt or equity offerings, or through sales of a portion of its interest in prospects.

—	The Company’s ability to encounter hydrocarbons in sufficient quantities to be economically viable, and its ability to overcome the operating hazards which are inherent in the oil and gas industry and which are intensified by the Company’s concentration of its producing oil and gas assets in few properties.

—	Changes in laws and regulations, including changes in accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations) and environmental laws in domestic or foreign jurisdictions.

—	The uncertainties of litigation as well as other risks and uncertainties detailed from time to time in the Company’s Securities and Exchange Commission filings.

The foregoing list of important factors is not exclusive.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company produces and sells natural gas, crude oil and condensate. As a result, the Company’s financial results can be significantly affected as these commodity prices fluctuate widely in response to changing market forces. The Company has not entered into any derivative transactions as of June 30, 2003.

Item 4.    Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under Securities Exchange Act of 1934) as of June 30, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.    Other Information

Item 1.    Legal Proceedings

The Company has been and may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. Management regularly analyzes current information and as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management and legal counsel, as of June 30, 2003, there were no threatened or pending legal matters that would have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

Item 2.    Changes in Securities

The information contained in Note 7 to the Consolidated Financial Statements is incorporated herein by reference.

Item 4.    Submission of Matters to a Vote of Security Holders

The Company held an annual meeting of its stockholders on June 12, 2003. The following individuals were elected to the Board of Directors: Nuno Brandolini, Keith F. Carney, Paul J. Hoenmans, John K. Howie, Charif Souki and Walter L. Williams. In addition to the election of Directors, the following matters were submitted to a vote and approved by stockholders: the amendment to the Company’s 1997 Stock Option Plan to increase the number of shares subject to the plan from 2,000,000 to 2,500,000; and the ratification and approval of the appointment of Mann Frankfort Stein & Lipp CPAs, L.L.P. as independent accountants for the fiscal year ending December 31, 2003. There were 14,047,393 shares of common stock outstanding and eligible to vote as of the record date of April 15, 2003. The results of voting on these matters is summarized in the following table:

Description	Votes For	Votes Against	Abstentions or Broker Non-Votes
Nuno Brandolini	10,809,459	–0–	39,945
Keith F. Carney	10,809,459	–0–	39,945
Paul J. Hoenmans	10,809,459	–0–	39,945
John K. Howie	10,809,459	–0–	39,945
Charif Souki	10,809,459	–0–	39,945
Walter L. Williams	10,809,459	–0–	39,945
Amend Stock Option Plan	10,555,516	257,280	36,608
Independent Accountants	10,774,147	37,357	37,900

Item 5.    Other Information

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the Chief Executive Officer and the Chief Financial Officer of the Company has certified that this Quarterly Report of the Company on Form 10-Q for the period ended June 30, 2003 (this “Quarterly Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Each of the following exhibits is incorporated by reference or filed herewith:

Exhibit No.		Description

3.1		Amended and Restated Certificate of Incorporation of Cheniere Energy, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 1999 (File No. 0-09092))

3.2		Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cheniere Energy, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 1999 (File No. 0-09092))

3.3		By-laws of Cheniere as amended through April 7, 1997 (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed on March 29, 1999 (File No. 0-9092))

10.1	*	Credit Agreement - Revolving Line of Credit of up to $5,000,000 from Sterling Bank to Cheniere Energy, Inc., Cheniere LNG, Inc., Cheniere Energy Operating Co., Inc., Cheniere LNG Services, Inc. and Cheniere - Gryphon Management, Inc. dated July 25, 2003.

31.1	*	Certification of Chief Executive Officer

31.2	*	Certification of Chief Financial Officer

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer

*	Filed herewith

(b)    Current Reports on Form 8-K:

May 13, 2003—Cheniere filed a Current Report on Form 8-K disclosing the results of its operations for the first quarter ended March 31, 2003.

June 11, 2003—Cheniere filed a Current Report on Form 8-K disclosing that Cheniere LNG, Inc., a wholly owned subsidiary of the Company, had formed the partnership contemplated by the Limited Partnership Agreement for Corpus Christi LNG, L.P. executed on June 11, 2003, but effective as of May 15, 2003 by and among Corpus Christi LNG-GP, Inc., BPU LNG and Cheniere LNG, Inc.

August 4, 2003—Cheniere filed a Current Report on Form 8-K disclosing that David B. Kilpatrick has joined the Cheniere board of directors. Mr. Kilpatrick is filling a Cheniere board seat previously held by John K. Howie.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHENIERE ENERGY, INC.

/s/ Don A. Turkleson

Don A. Turkleson Chief Financial Officer (on behalf of the registrant and as principal accounting officer) Date: August 13, 2003