Form 10-Q
period 2003-09-30
CHENIERE ENERGY INC
filed 2003-11-13
CIK 3570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of November 13, 2003, there were 15,971,553 shares of Cheniere Energy, Inc. Common Stock, $.003 par value, issued and outstanding.

CHENIERE ENERGY, INC.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

ASSETS	September 30, 2003	December 31, 2002
	(Unaudited)
CURRENT ASSETS
Cash and Cash Equivalents	$1,699,529	$590,039
Accounts Receivable	1,633,058	1,137,682
Prepaid Expenses	228,751	121,099

Total Current Assets	3,561,338	1,848,820

OIL AND GAS PROPERTIES, full cost method
Proved Properties, net	1,637,135	842,882
Unproved Properties, not subject to amortization	16,943,894	16,751,347

Total Oil and Gas Properties	18,581,029	17,594,229

LNG SITE COSTS	—	1,400,000

FIXED ASSETS, net	313,385	216,341

INVESTMENT IN UNCONSOLIDATED AFFILIATE	—	—

INVESTMENT IN LIMITED PARTNERSHIP	1,815,894	—

Total Assets	$24,271,646	$21,059,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$1,324,758	$1,828,267
Accrued Liabilities	1,123,052	683,788
Note Payable	—	750,000

Total Current Liabilities	2,447,810	3,262,055

MINORITY INTEREST	122,022	—

STOCKHOLDERS’ EQUITY
Preferred Stock, $.0001 par value
Authorized: 5,000,000 shares
Issued and Outstanding: none	—	—
Common Stock, $.003 par value
Authorized: 40,000,000 shares
Issued and Outstanding: 15,809,094 shares at September 30, 2003 and 13,297,393 shares at December 31, 2002	47,427	39,892
Additional Paid-in-Capital	46,201,134	41,414,236
Accumulated Deficit	(24,546,747)	(23,656,793)

Total Stockholders’ Equity	21,701,814	17,797,335

Total Liabilities and Stockholders’ Equity	$24,271,646	$21,059,390

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues
Oil and Gas Sales	$135,245	$21,998	$366,665	$221,557

Total Revenues	135,245	21,998	366,665	221,557

Operating Costs and Expenses
Production Costs	—	—	—	90,038
Depreciation, Depletion and Amortization	101,003	133,910	251,006	314,382
General and Administrative Expenses
LNG Terminal Development	2,343,534	1,015,058	3,360,643	2,744,944
Other	615,254	351,032	1,728,055	1,505,364

General and Administrative Expenses	2,958,788	1,366,090	5,088,698	4,250,308

Total Operating Costs and Expenses	3,059,791	1,500,000	5,339,704	4,654,728

Loss from Operations	(2,924,546)	(1,478,002)	(4,973,039)	(4,433,171)

Equity in Net Loss of Unconsolidated Affiliate	—	—	—	(2,184,847)
Equity in Net Loss of Limited Partnership	(595,688)	—	(2,655,635)	—
Gain on Sale of Proved Oil and Gas Properties	—	—	—	340,257
Gain on Sale of LNG Assets	—	—	4,760,000	—
Gain on Sale of Limited Partnership Interest	—	—	423,454	—
Loss on Early Extinguishment of Debt	—	—	—	(100,544)
Interest Income	1,002	3,030	2,288	6,337

Loss Before Minority Interest and Income Taxes	(3,519,232)	(1,474,972)	(2,442,932)	(6,371,968)

Minority Interest	1,132,211	—	1,552,978	—
Provision for Income Taxes	—	—	—	—

Net Loss	$(2,387,021)	$(1,474,972)	$(889,954)	$(6,371,968)

Net Loss Per Share—Basic and Diluted	$(0.16)	$(0.11)	$(0.06)	$(0.48)

Weighted Average Number of Shares Outstanding—Basic and Diluted	15,180,473	13,297,393	14,306,270	13,297,393

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2001	13,297,393	$39,892	$41,133,868	$(18,024,485)	$23,149,275
Issuances of Warrants	—	—	209,794	—	209,794
Net Loss	—	—	—	(6,371,968)	(6,371,968)

Balance—September 30, 2002	13,297,393	$39,892	$41,343,662	$(24,396,453)	$16,987,101

Balance—December 31, 2002	13,297,393	$39,892	$41,414,236	$(23,656,793)	$17,797,335
Issuances of Stock	2,511,701	7,535	3,899,805	—	3,907,340
Issuances of Warrants	—	—	945,049	—	945,049
Expenses Related to Offerings	—	—	(57,956)	—	(57,956)
Net Loss	—	—	—	(889,954)	(889,954)

Balance—September 30, 2003	15,809,094	$47,427	$46,201,134	$(24,546,747)	$21,701,814

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(889,954)	$(6,371,968)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation, Depletion and Amortization	251,006	314,382
Non-Cash Expense	(3,636)	56,648
Gain on Sale of Proved Oil and Gas Properties	—	(340,257)
Loss on Early Extinguishment of Debt	—	100,544
Equity in Net Loss of Unconsolidated Affiliate	—	2,184,847
Equity in Net Loss of Limited Partnership	2,655,635	—
Gain on Sale of LNG Assets	(4,760,000)	—
Gain on Sale of Limited Partnership Interest	(423,454)	—
Minority Interest	(1,552,978)	—

	(4,723,381)	(4,055,804)
Changes in Operating Assets and Liabilities
Accounts Receivable	377,746	236,384
Prepaid Expenses	(248,852)	(37,921)
Accounts Payable and Accrued Liabilities	95,744	1,408,556

NET CASH USED IN OPERATING ACTIVITIES	(4,498,743)	(2,448,785)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Fixed Assets	(210,840)	(6,217)
Oil and Gas Property Additions	(1,434,161)	(1,062,327)
Net Proceeds from Sale of Proved Oil and Gas Properties	—	2,235,365
Sale of Interest in Oil and Gas Prospects	391,350	378,259
Sale of Oil and Gas Seismic Data	—	825,000
LNG Site Costs	—	(250,000)
Sale of LNG Assets	2,250,000	—
Sale of Limited Partnership Interest	400,000	—

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,396,349	2,120,080

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuances of Notes Payable	225,000	1,250,000
Repayment of Note Payable	(225,000)	(500,000)
Sale of Common Stock	2,594,840	—
Offering Costs	(57,956)	—
Partnership Contributions by Minority Owner	1,675,000	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,211,884	750,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,109,490	421,295

CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	590,039	610,718

CASH AND CASH EQUIVALENTS—END OF PERIOD	$1,699,529	$1,032,013

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement is effective for fiscal years ending after December 15, 2002 for transition guidance and annual disclosure provisions, and for financial reports containing financial statements for interim periods beginning after December 15, 2002 for interim disclosure provisions. The Company is not currently transitioning to the fair value method of accounting for stock-based compensation; however, it adopted the disclosure provisions of SFAS No. 148 effective with its fiscal year ended December 31, 2002.

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

Stock-Based Compensation

The Company accounts for stock-based compensation granted under its long-term incentive plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based compensation expense associated with option grants were not recognized in the net income (loss) of the three month and nine month periods ended September 30, 2003 and 2002, as all options granted had exercise prices equal to the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(2,387,021)	$(1,474,972)	$(889,954)	$(6,371,968)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(331,164)	(134,280)	(696,132)	(401,306)

Pro forma net loss	$(2,718,185)	$(1,609,252)	$(1,586,086)	$(6,773,274)

Net loss per share:
Basic and Diluted—as reported	$(0.16)	$(0.11)	$(0.06)	$(0.48)

Basic and Diluted—pro forma	$(0.18)	$(0.12)	$(0.11)	$(0.51)

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2—Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and gas properties. Under this method, all productive and nonproductive exploration and development costs incurred for the purpose of finding oil and gas reserves are capitalized. In the first nine months of 2003, the Company’s exploration program has made discoveries which have added approximately 1.0 Bcfe to its proved oil and gas reserves. The Company’s current ownership in these properties takes the form of an overriding royalty interest.

Note 3—Investment in Unconsolidated Affiliate

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

As of December 31, 2002, Cheniere’s basis of its investment in Gryphon was reduced to zero, but not below zero, because Cheniere does not guarantee any obligations of Gryphon and is not committed to provide additional financial support to Gryphon. For the three months ended September 30, 2003, Cheniere received no dividends from Gryphon and, accordingly, reported no income from its investment in Gryphon. For the three months ended September 30, 2002, Cheniere’s equity share of Gryphon’s losses was zero, calculated by applying Cheniere’s 100% common stock ownership interest to Gryphon’s net income of $1,429,000, reducing such result for Gryphon’s preferred dividend arrearages of $1,563,094 and limiting the amount of loss recognized to the balance of Cheniere’s investment in Gryphon as of June 30, 2002, which was zero.

Gryphon’s preferred stock is convertible at the option of the holder at a rate of $100 per share of common stock at any time after the holders of a majority of the preferred stock execute a written consent permitting a conversion of the preferred stock or, if earlier, at any time after August 31, 2010. In the event the holders of a majority of the preferred stock vote to convert all of their shares of preferred stock into common stock, all shares of preferred stock shall automatically be converted, without further action by Gryphon or its shareholders. In addition, Gryphon has the right, at its option, to convert shares of preferred stock into common stock upon Gryphon’s closing of a firm commitment qualified public offering. Through September 30, 2003, Warburg, Pincus Equity Partners, L.P. (“Warburg”) had invested $85,000,000 in Gryphon preferred stock. If Warburg were to convert its investment to common stock, Cheniere’s ownership interest would be reduced to 9.3%. As of September 30, 2003, the amount of Gryphon’s preferred dividends in arrears was $15,107,334.

The financial position of Gryphon at September 30, 2003 and December 31, 2002 and the results of Gryphon’s operations for the three months and nine months ended September 30, 2003 and 2002 are summarized as follows (in thousands):

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	September 30, 2003	December 31, 2002
	(Unaudited)
Current assets	$19,209	$12,215
Oil and gas properties, full cost method
Proved properties, net	77,550	54,322
Unproved properties	41,837	36,685

	119,387	91,007
Fixed assets and other, net	1,072	458

Total assets	$139,668	$103,680

Current liabilities	$13,309	$11,870
Long term liabilities	15,969	—
Deferred tax liabilities	8,337	2,043
Stockholders’ equity	102,053	89,767

Total liabilities and stockholders’ equity	$139,668	$103,680

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$12,877	$3,046	$37,327	$6,950
Income (loss) from continuing operations	4,932	1,365	17,551	(838)
Net income (loss)	4,355	1,429	12,219	(701)
Cheniere’s equity in losses from unconsolidated affiliate	N/A	—	N/A	(2,185)

Note 4—Investment in Limited Partnership

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

The cash payments to Cheniere are payable $1,000,000 at closing; $750,000 on July 15, 2003 and October 15, 2003; and $2,500,000 30 days after all construction permits are obtained for the Freeport site. The second and third payments are subject to acceleration under certain circumstances. In June 2003, Cheniere received $1,250,000 from Freeport LNG, representing an acceleration of the July 15, 2003 payment and of $500,000 otherwise payable in October 2003. The remaining $250,000 payable to Cheniere in October 2003 was timely paid by Freeport LNG.

With the signing of a definitive lease agreement for the Freeport, Texas terminal site on December 19, 2002, Freeport LNG paid to Cheniere $650,000 for related costs and expenses, which amount would have been reimbursable by Cheniere had the sale to Freeport LNG not been

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The financial position of Freeport LNG at September 30, 2003 and the results of Freeport LNG’s operations for the three months and nine months ended September 30, 2003 are summarized as follows:

	September 30, 2003
	(Unaudited)
Current assets	$395,450
Fixed assets, net	95,019

Total assets	$490,469

Current liabilities	$815,499
Partners’ capital	(325,030)

Total liabilities and partners’ capital	$490,469

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
	(Unaudited)	(Unaudited)
Loss from continuing operations	$1,992,623	$8,852,117
Net loss	1,985,626	8,852,117
Cheniere’s equity in losses from limited partnership	595,688	2,655,635

Corpus Christi LNG

In May 2003, Cheniere formed a limited partnership, Corpus Christi LNG, L.P. (“Corpus LNG”) to develop an LNG receiving terminal near Corpus Christi, Texas. Under the terms of the

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The financial position of Corpus LNG at September 30, 2003 and the results of Corpus LNG’s operations for the three months and six months (from inception) ended September 30, 2003, which are included in the consolidated financial statements of Cheniere, are summarized as follows:

	September 30, 2003
	(Unaudited)
Current assets	$526,632

Total assets	$526,632

Current liabilities	$404,610
Partners’ capital	122,022

Total liabilities and partners’ capital	$526,632

	Three Months Ended September 30, 2003	Six Months (From Inception) Ended September 30, 2003
	(Unaudited)	(Unaudited)
Loss from continuing operations	$1,132,211	$1,552,978
Net loss	1,132,211	1,552,978
Cheniere’s equity in losses from limited partnership (a)	—	—

(a)	As Cheniere’s investment basis in Corpus LNG at September 30, 2003 is zero, the entire net loss of the partnership is reflected as minority interest in the consolidated financial statements of Cheniere.

Note 5—Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2003	December 31, 2002
	(Unaudited)
LNG costs	$969,282	$391,177
Oil and gas property costs	—	250,000
Taxes other than income	39,270	42,611
Legal, accounting and other professional fees	114,500	—

	$1,123,052	$683,788

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

LNG costs accrued at September 30, 2003 include: (a) $627,000 in financial advisor fees and expenses and (b) $342,282 in other LNG related expenses.

Note 6—Note Payable

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

In February 2003, Cheniere executed a promissory note payable in the amount of $225,000. The proceeds of the note were used to pay certain costs related to the Company’s 3-D seismic database. The note was due and payable in twelve monthly installments of $20,000, which commenced in March 2003. It bore interest at a rate of approximately 12% per annum and was secured by a pledge of the Company’s oil and gas receivables. In July 2003, Cheniere repaid the balance outstanding on the promissory note payable. The note and related security agreement were canceled.

In July 2003, Cheniere established a $5,000,000 line of credit with a commercial bank, with an initial borrowing base of $2,000,000. The facility is secured by the assets of the Company, and its term, as amended, runs through December 31, 2004. Any borrowing will bear interest at the bank’s prime rate plus 2.5% per annum. In addition, a commitment fee of 0.5% per annum will be assessed on the unused borrowing base capacity. The interest and commitment fee are to be paid quarterly. A loan origination fee of 1% of the initial borrowing base was paid at closing.

Note 7—Common Stock

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

During the three months ended September 30, 2003, the Company issued 25,000 shares of common stock pursuant to the exercise of stock options at a price of $1.06 per share, generating proceeds of $26,500. Cheniere also issued 537,501 shares of common stock upon the exercise of warrants with an average price of $2.41 per share, generating $1,295,002 in proceeds. Another 378,308 shares of common stock were issued pursuant to a cashless exercise of warrants to purchase 700,000 shares exercisable at $2.50 per share based on the then-current price of $5.44 per share.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8—Non-Cash Transactions

In connection with the sale of a 60% interest in its Freeport LNG project in February 2003, the Company issued warrants valued at $540,015 to purchase 700,000 shares of Cheniere common stock. As a result of the closing on the Freeport transaction, the Company issued warrants valued at $173,576 to purchase 225,000 shares of Cheniere common stock to LNG consultants for services previously performed for the Company. In connection with the sale of a 10% interest in the limited partnership, the Company issued warrants valued at $241,893 to purchase 300,000 shares of Cheniere common stock to the purchaser, and the purchaser canceled the $750,000 note previously payable by Cheniere. Pursuant to a contingent contractual obligation related to Cheniere’s 2001 acquisition of an option to lease the Freeport LNG terminal site, the Company issued 750,000 shares of its common stock, valued at $1,312,500 on the date of issuance in April 2003, to satisfy a closing requirement related to Cheniere’s February 2003 sale of a 60% interest in its Freeport LNG project. In August 2003, the Company issued 378,308 shares of common stock pursuant to a cashless exercise of warrants to purchase 700,000 shares exercisable at $2.50 per share based on the then-current price of $5.44 per share.

Note 9—Net Income (Loss) Per Share

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

The following table is a reconciliation of the basic and diluted weighted average shares outstanding for the three months and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Weighted average common shares outstanding:
Basic	15,180,473	13,297,393	14,306,270	13,297,393
Dilutive common stock options (a)	—	—	—	—
Dilutive common stock warrants (b)	—	—	—	—

Diluted	15,180,473	13,297,393	14,306,270	13,297,393

(a)	Options to purchase 214,861 shares and 956,111 shares of common stock were outstanding but not included in the computations of diluted net income (loss) per share for the three months ended September 30, 2003 and 2002, respectively, because the exercise prices of the options were greater than the average market price of the common shares and would be anti-dilutive to the computations. In-the-money options representing 1,792,500 shares and 760,000 shares of common stock were not included in the computation of diluted net loss per share for the three months ended September 30, 2003 and 2002, respectively, because they have an anti-dilutive effect to net loss per share. Options to purchase 264,861 shares and 956,111 shares of common stock were outstanding but not included in the computations of diluted net income (loss) per share for the nine months ended September 30, 2003 and 2002, respectively, because the exercise prices of the options were greater than the average market price of the common shares

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

and would be anti-dilutive to the computations. In-the-money options representing 1,742,500 shares and 760,000 shares of common stock were not included in the computation of diluted net loss per share for the nine months ended September 30, 2003 and 2002, respectively, because they have an anti-dilutive effect to net loss per share.

(b)	Warrants to purchase 313,750 shares and 3,100,288 shares of common stock were outstanding but not included in the computations of diluted net income (loss) per share for the three months ended September 30, 2003 and 2002, respectively, because the exercise prices of the warrants were greater than the average market price of the common shares and would be anti-dilutive to the computations. In-the-money warrants representing 1,502,427 shares of common stock were not included in the computation of diluted net loss per share for the three months ended September 30, 2003, because they have an anti-dilutive effect to net loss per share. There were no in-the-money warrants outstanding during the three months ended September 30, 2002. Warrants to purchase 492,460 shares and 3,100,288 shares of common stock were outstanding but not included in the computations of diluted net income (loss) per share for the nine months ended September 30, 2003 and 2002, respectively, because the exercise prices of the warrants were greater than the average market price of the common shares and would be anti-dilutive to the computations. In-the-money warrants representing 1,323,717 shares of common stock were not included in the computation of diluted net loss per share for the nine months ended September 30, 2003, because they have an anti-dilutive effect to net loss per share. There were no in-the-money warrants outstanding during the nine months ended September 30, 2002.

Note 10— Subsequent Events

In October 2003, Cheniere amended its line of credit which had been established with a commercial bank in July 2003, extending the term through December 31, 2004.

In October 2003, the Company entered into a 10-year office lease covering approximately 16,157 square feet. The payment of rentals will commence in April 2004. In connection with the lease, Cheniere has issued a letter of credit in favor of the landlord in the amount of $865,142.

Subsequent to September 30, 2003, the Company issued 45,000 shares of common stock pursuant to the exercise of stock options at an average price of $1.14 per share, generating proceeds of $51,500. Cheniere also issued 117,459 shares of common stock upon the exercise of warrants with an average price of $3.82 per share, generating $448,456 in proceeds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company’s unaudited consolidated financial statements and notes thereto relate to the three-month and nine-month periods ended September 30, 2003 and 2002. These statements, the notes thereto and the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 contain detailed information that should be referred to in conjunction with the following discussion.

Production and Product Prices

Information concerning the Company’s production and average prices received for the three-month and nine-month periods ended September 30, 2003 and 2002 is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Production
Oil (Bbls)	11	—	13	490
Gas (Mcf)	26,659	6,735	65,822	87,167
Gas equivalents (Mcfe)	26,725	6,735	65,900	90,107
Average sales prices
Oil (per Bbl)	$25.92	$—	$26.88	$20.00
Gas (per Mcf)	$5.06	$3.27	$5.57	$2.51
Gas equivalents (per Mcfe)	$5.06	$3.27	$5.56	$2.53

Results of Operations

Comparison of Three-Month Periods Ended September 30, 2003 and 2002—The Company’s operating results for the three months ended September 30, 2003 reflect a loss of $2,387,021, or $0.16 per share, compared to a loss of $1,474,972, or $0.11 per share a year earlier, resulting in a $912,049 increase in Cheniere’s loss for the quarter. LNG related expenses increased by $1,328,476, primarily due to the additional permitting, environmental and regulatory work involved with two LNG terminal facilities in the 2003 period compared to that involved with one facility in the year earlier period. The Company’s equity in net loss of limited partnership of $595,688 recorded in the 2003 period compares with a zero effect in the prior year period because the Freeport LNG partnership was formed in 2003. Cheniere’s loss for the 2003 quarter is net of a minority interest of $1,132,211 representing LNG expenses incurred by Corpus LNG, which was formed in 2003.

In the third quarter of 2003, Cheniere recorded oil and gas revenues of $135,245 compared to $21,998 a year earlier. Depreciation, depletion and amortization (“DD&A”) of oil and gas property costs increased to $22,715 for the 2003 quarter compared to $3,981 for the 2002 quarter. The increases in oil and gas revenues and DD&A are the result of seven wells on production during all or part of the 2003 quarter compared to one well during the 2002 quarter.

General and administrative (“G&A”) expenses, net of amounts capitalized, were $2,958,788 and $1,366,090 in the third quarters of 2003 and 2002, respectively. Total G&A expenses increased by

$1,629,698 to $3,206,788 in the third quarter of 2003 from the total of $1,577,090 a year earlier. Consulting fees increased by $1,285,348, primarily due to the additional permitting, environmental and regulatory work involved with two LNG terminal facilities in the 2003 period compared to that involved with one facility in the year earlier period. Offsetting total G&A expenses were amounts capitalized to the Company’s oil and gas properties. Cheniere capitalizes as oil and gas property costs that portion of G&A expenses directly related to its exploration and development activities. Cheniere capitalized $248,000 in the third quarter of 2003 compared to $211,000 a year earlier.

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

As of December 31, 2002, Cheniere’s basis of its investment in Gryphon was reduced to zero, but not below zero, because Cheniere does not guarantee any obligations of Gryphon and is not committed to provide additional financial support to Gryphon. For the three months ended September 30, 2003, Cheniere received no dividends from Gryphon and, accordingly, reported no income from its investment in Gryphon. For the three months ended September 30, 2002, Cheniere’s equity share of Gryphon’s losses was zero, calculated by applying Cheniere’s 100% common stock ownership interest to Gryphon’s net income of $1,429,000, reducing such result for Gryphon’s preferred dividend arrearages of $1,563,094 and limiting the amount of loss recognized to the balance of Cheniere’s investment in Gryphon as of June 30, 2002, which was zero. At such time as Warburg converts its preferred shares to common shares, Cheniere’s equity share of Gryphon’s earnings will be calculated at 9.3%, based on the number of Gryphon shares outstanding at September 30, 2003.

In the third quarter of 2003, Cheniere recorded equity in net loss of limited partnership of $595,688, calculated by applying Cheniere’s 30% limited partner interest to Freeport LNG’s net loss of $1,985,626.

Comparison of Nine-Month Periods Ended September 30, 2003 and 2002—The Company’s operating results for the nine months ended September 30, 2003 reflect a loss of $889,954 or $0.06 per share, compared to a loss of $6,371,968, or $0.48 per share a year earlier, resulting in a $5,482,014 decrease in Cheniere’s loss for the period. LNG related expenses increased by $615,699, primarily due to the additional permitting, environmental and regulatory work involved with two LNG terminal facilities in the 2003 period compared to that involved with one facility in the year earlier period. The Company recorded a gain of $4,760,000 in the 2003 period on the sale of a 60% interest in the Freeport LNG project to the limited partnership formed to develop the LNG terminal. The Company recorded a gain of $423,454 in the 2003 period on the sale of an additional interest in the limited partnership. Cheniere’s equity in net loss of unconsolidated affiliate of $2,184,847 recorded in the 2002 period compares with zero in 2003 because the Company now follows the cost method of accounting for its investment in unconsolidated affiliate. The Company’s equity in net loss of limited partnership of $2,655,635 recorded in the 2003 period compares with a zero effect in the prior year period because the Freeport LNG partnership was formed in 2003. Cheniere’s loss for the 2003 period is net of a minority interest of $1,552,978 representing LNG expenses incurred by Corpus LNG, which was formed in 2003.

In the first nine months of 2003, Cheniere recorded oil and gas revenues of $366,665 compared to $221,557 a year earlier. Depreciation, depletion and amortization (“DD&A”) of oil and gas property costs decreased to $56,011 for the 2003 period compared to $71,921 for the 2002 period. Production costs declined to zero from $90,038 in 2002. The increase in oil and gas revenue is the result of higher average sales prices realized in the 2003 period, offset by lower production in the 2003 period due to the

Company’s sale of its West Cameron Block 49 properties in April 2002. Lower production also accounts for the decrease in oil and gas DD&A in the 2003 period.

General and administrative (“G&A”) expenses, net of amounts capitalized, were $5,088,698 and $4,250,308 in the first nine months of 2003 and 2002, respectively. Total G&A expenses increased by $947,390 to $5,816,698 in the first nine months of 2003 from the total of $4,869,308 a year earlier. Consulting fees increased by $430,952, primarily due to the additional permitting, environmental and regulatory work involved with two LNG terminal facilities in the 2003 period compared to that involved with one facility in the year earlier period. Employee expense increased by $363,208, primarily due to additional LNG related personnel required in the development of two LNG terminal facilities. Offsetting total G&A expenses were amounts capitalized to the Company’s oil and gas properties. Cheniere capitalizes as oil and gas property costs that portion of G&A expenses directly related to its exploration and development activities. Cheniere capitalized $728,000 in the first nine months of 2003 compared to $619,000 a year earlier.

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

As of December 31, 2002, Cheniere’s basis of its investment in Gryphon was reduced to zero, but not below zero, because Cheniere does not guarantee any obligations of Gryphon and is not committed to provide additional financial support to Gryphon. For the nine months ended September 30, 2003, Cheniere received no dividends from Gryphon and, accordingly, reported no income from its investment in Gryphon. For the nine months ended September 30, 2002, Cheniere’s equity share of Gryphon’s losses was $2,184,847, calculated by applying Cheniere’s 100% common stock ownership interest to Gryphon’s net loss of $701,000, reducing such result for Gryphon’s preferred dividend arrearages of $4,055,062 and limiting the amount of loss recognized to the balance of Cheniere’s investment in Gryphon as of June 30, 2002, which was zero. At such time as Warburg converts its preferred shares to common shares, Cheniere’s equity share of Gryphon’s earnings will be calculated at 9.3%, based on the number of Gryphon shares outstanding at September 30, 2003.

In the first nine months of 2003, Cheniere recorded equity in net loss of limited partnership of $2,655,635, calculated by applying Cheniere’s 30% limited partner interest to Freeport LNG’s net loss of $8,852,117.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Management expects that the Company will meet all of its liquidity requirements by one or more of the following: cash flow from operations, the divestiture of producing oil and gas properties, sales of portions of its working interest in the prospects within its exploration program, sale to an industry partner of a participation in the Company’s exploration program, sale of a participation interest in the Company’s LNG projects, borrowings under the Company’s line of credit and/or offerings of the Company’s debt or equity securities. In the event that the Company is unable to obtain additional capital from one or more of these sources, its operations could be adversely affected.

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

Cash Flow from Operating Activities

As of September 30, 2003, the Company had six wells producing from oil and gas discoveries made on prospects sold to and drilled by Cheniere’s partners. The Company expects that additional wells will be drilled on prospects it has sold to industry partners. Cheniere retains an overriding royalty interest and/or a working interest in these wells. The Company’s interests in these wells are small and revenues from oil and gas production are not expected to exceed approximately $100,000 per month for the foreseeable future.

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

Bank Line of Credit

On July 25, 2003, Cheniere established a $5,000,000 line of credit with a commercial bank, with an initial borrowing base of $2,000,000. The facility is secured by the assets of the Company, and its term, as amended, runs through December 31, 2004. Any borrowing will bear interest at the bank’s prime rate plus 2.5% per annum. In addition, a commitment fee of 0.5% per annum will be assessed on the unused borrowing base capacity. The interest and commitment fee are to be paid quarterly. A loan origination fee of 1% of the initial borrowing base was paid at closing.

Sale of Securities

In May 2003, Cheniere issued 792,892 shares of common stock to seventeen investors in a private placement made pursuant to Regulation D. The purchase price of the shares included cash of $1,189,338 and the surrender of existing warrants to purchase 792,892 shares of Cheniere common stock.

During the three months ended September 30, 2003, the Company issued 25,000 shares of common stock pursuant to the exercise of stock options at a price of $1.06 per share, generating proceeds of $26,500. Cheniere also issued 537,501 shares of common stock upon the exercise of warrants with an average price of $2.41 per share, generating $1,295,002 in proceeds.

Subsequent to September 30, 2003, the Company issued 45,000 shares of common stock pursuant to the exercise of stock options at an average price of $1.14 per share, generating proceeds of $51,500. Cheniere also issued 117,459 shares of common stock upon the exercise of warrants with an average price of $3.82 per share, generating $448,456 in proceeds.

Exploration Funding

On October 11, 2000, Cheniere completed a transaction with Warburg to fund its exploration program on approximately 8,800 square miles of seismic data in the Gulf of Mexico through a newly formed affiliated company, Gryphon. Cheniere contributed selected assets and liabilities in exchange for 100% of the common stock of Gryphon (36.8% effective interest after conversion of preferred stock) and $2,000,000 in cash. Such assets included: Cheniere’s seismic data license covering 8,800 square miles offshore Louisiana, certain offshore leases, a prospect then being drilled, its exploration agreement with an industry partner and certain other assets and liabilities. Warburg contributed $25,000,000 and received preferred stock, with an 8% cumulative dividend, convertible into 63.2% of Gryphon’s common stock. Cheniere and Warburg also had options, under certain circumstances, to contribute an additional $75,000,000 to Gryphon, proportionate to their respective ownership interests. As of September 30, 2003, Warburg has funded an additional $60,000,000, making its total cash contributions to Gryphon $85,000,000. The effect of Cheniere’s decision not to fund these subsequent cash calls to date, and the effect of sales of Gryphon common stock held by Cheniere back to Gryphon, have reduced Cheniere’s effective ownership in Gryphon to 9.3% as of September 30, 2003.

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

The cash payments to Cheniere are payable $1,000,000 at closing; $750,000 on July 15, 2003 and October 15, 2003; and $2,500,000 30 days after all construction permits are obtained for the Freeport site. The second and third payments are subject to acceleration under certain circumstances. In June 2003, Cheniere received $1,250,000 from Freeport LNG, representing an acceleration of the July 15, 2003 payment and of $500,000 otherwise payable in October 2003. The remaining $250,000 payable to Cheniere in October 2003 was timely paid by Freeport LNG.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This Statement is effective for fiscal years ending after December 15, 2002 for transition guidance and annual disclosure provisions, and for financial reports containing financial statements for interim periods beginning after December 15, 2002 for interim disclosure provisions. The Company is not currently transitioning to the fair value method of accounting for stock-based compensation; however, it adopted the disclosure provisions of SFAS No. 148 effective with its fiscal year ended December 31, 2002.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company produces and sells natural gas, crude oil and condensate. As a result, the Company’s financial results can be significantly affected as these commodity prices fluctuate widely in response to changing market forces. The Company has not entered into any derivative transactions as of September 30, 2003.

Item 4. Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under Securities Exchange Act of 1934) as of September 30, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. Other Information

Item 1. Legal Proceedings

The Company has been and may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. Management regularly analyzes current information and as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management and legal counsel, as of September 30, 2003, there were no threatened or pending legal matters that would have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

Item 2. Changes in Securities

The information contained in Note 7 to the Consolidated Financial Statements is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

(a) Each of the following exhibits is incorporated by reference or filed herewith:

Exhibit No.		Description

3.1		Amended and Restated Certificate of Incorporation of Cheniere Energy, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 1999 as filed with the Securities and Exchange Commission on August 16, 1999 (File No. 0-09092))

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cheniere Energy, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 1999 as filed with the Securities and Exchange Commission on August 16, 1999

(File No. 0-09092))

3.3		By-laws of Cheniere as amended through April 7, 1997 (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on March 29, 1999 (File No. 0-9092))

10.1	*	First Amendment to Credit Agreement—Revolving Line of Credit of up to $5,000,000 from Sterling Bank to Cheniere Energy, Inc., Cheniere LNG, Inc., Cheniere Energy Operating Co., Inc., Cheniere LNG Services, Inc. and Cheniere-Gryphon Management, Inc. dated October 23, 2003

31.1	*	Certification of Chief Executive Officer

31.2	*	Certification of Chief Financial Officer

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer

* Filed herewith

(b) Current Reports on Form 8-K:

August 14, 2003—Cheniere filed a Current Report on Form 8-K disclosing the results of its operations for the second quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHENIERE ENERGY, INC.

/s/ Don A. Turkleson

Don A. Turkleson
Chief Financial Officer (on behalf of the
registrant and as principal accounting officer)

Date: November 13, 2003