Form 10-Q
period 2004-03-31
CHENIERE ENERGY INC
filed 2004-05-13
CIK 3570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-16383

CHENIERE ENERGY, INC.

(Exact name as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

95-4352386

(I.R.S. Employer Identification No.)

717 Texas Avenue, Suite 3100

Houston, Texas

(Address of principal executive offices)

77002

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

As of May 6, 2004, there were 18,880,592 shares of Cheniere Energy, Inc. Common Stock, $.003 par value, issued and outstanding.

CHENIERE ENERGY, INC.

CAUTIONARY STATEMENT

REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains certain statements that may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included herein or incorporated herein by reference are “forward-looking statements.” Included among “forward-looking statements” are, among other things: statements regarding our business strategy, plans and objectives; statements expressing beliefs and expectations regarding the development of our LNG receiving terminal business; statements expressing beliefs and expectations regarding our ability to successfully raise the additional capital necessary to meet our obligations under our current exploration agreements; statements expressing beliefs and expectations regarding our ability to secure the leases necessary to facilitate anticipated drilling activities; statements expressing beliefs and expectations regarding our ability to attract additional working interest owners to participate in the exploration and development of our exploration areas; and statements about non-historical information. These forward-looking statements are often identified by the use of terms and phrases such as “expect,” “estimate,” “project,” “plan,” “believe,” “achievable,” “anticipate” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve assumptions, risks and uncertainties, and these expectations may prove to be incorrect. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

ASSETS	March 31, 2004	December 31, 2003
	(Unaudited)
CURRENT ASSETS
Cash and Cash Equivalents	$14,590,317	$1,257,693
Accounts Receivable
Affiliates	—	1,000,000
Other	1,655,903	1,828,065
Prepaid Expenses	359,783	401,594

Total Current Assets	16,606,003	4,487,352

OIL AND GAS PROPERTIES, full cost method
Proved Properties, net	1,047,681	1,087,152
Unproved Properties, not subject to amortization	18,539,329	18,047,802

Total Oil and Gas Properties	19,587,010	19,134,954

LNG SITE COSTS	504,967	310,500

FIXED ASSETS, net	942,350	578,281

INVESTMENT IN UNCONSOLIDATED AFFILIATE	—	—

INVESTMENT IN LIMITED PARTNERSHIP	2,155,175	—

INTANGIBLE LNG ASSETS	79,670	79,670

Total Assets	$39,875,175	$24,590,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$2,012,748	$1,984,314
Accrued Liabilities	1,292,013	1,347,512
Note Payable	—	1,000,000

Total Current Liabilities	3,304,761	4,331,826

DEFERRED REVENUE	1,000,000	1,000,000

MINORITY INTEREST	—	120,032

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred Stock, $.0001 par value Authorized: 5,000,000 shares Issued and Outstanding: none	—	—
Common Stock, $.003 par value Authorized: 40,000,000 shares Issued and Outstanding: 18,716,425 shares at March 31, 2004 and 16,488,187 shares at December 31, 2003	56,149	49,465
Additional Paid-in-Capital	69,044,867	48,034,244
Deferred Compensation	(3,510,833)	—
Accumulated Deficit	(30,019,769)	(28,944,810)

Total Stockholders’ Equity	35,570,414	19,138,899

Total Liabilities and Stockholders’ Equity	$39,875,175	$24,590,757

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues
Oil and Gas Sales	$332,345	$110,120

Total Revenues	332,345	110,120

Operating Costs and Expenses
Production Taxes	7,378	—
Depreciation, Depletion and Amortization	205,425	58,692
General and Administrative Expenses
LNG Terminal Development	3,875,776	394,061
Non-Cash Compensation	1,825,834	—
Other	1,635,570	520,111

General and Administrative Expenses	7,337,180	914,172

Total Operating Costs and Expenses	7,549,983	972,864

Loss from Operations	(7,217,638)	(862,744)

Equity in Net Income (Loss) of Limited Partnership	2,155,175	(1,200,000)
Gain on Sale of LNG Assets	—	4,760,000
Gain on Sale of Limited Partnership Interest	—	423,454
Reimbursement from Limited Partnership Investment	2,500,000	—
Interest Income	6,032	599

Income (Loss) Before Income Taxes and Minority Interest	(2,556,431)	3,121,309
Provision for Income Taxes	—	—

Income (Loss) Before Minority Interest	(2,556,431)	3,121,309

Minority Interest	1,481,472	—

Net Income (Loss)	$(1,074,959)	$3,121,309

Net Income (Loss) Per Share—Basic	$(0.06)	$0.23

Net Income (Loss) Per Share—Diluted	$(0.06)	$0.23

Weighted Average Number of Shares Outstanding—Basic	18,109,258	13,297,393

Weighted Average Number of Shares Outstanding—Diluted	18,109,258	13,500,481

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2003	16,488,187	$49,465	$48,034,244	$—	$(28,944,810)	$19,138,899
Issuances of Stock	1,972,905	5,918	18,146,639	—	—	18,152,557
Issuance of Restricted Stock	255,333	766	3,829,234	(3,830,000)	—	—
Amortization of Deferred Compensation	—	—	—	319,167	—	319,167
Expenses Related to Offerings	—	—	(965,250)	—	—	(965,250)
Net Loss	—	—	—	—	(1,074,959)	(1,074,959)

Balance—March 31, 2004	18,716,425	$56,149	$69,044,867	$(3,510,833)	$(30,019,769)	$35,570,414

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(1,074,959)	$3,121,309
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Depreciation, Depletion and Amortization	205,425	58,692
Non-Cash Compensation	1,825,834	—
Equity in Net (Income) Loss of Limited Partnership	(2,155,175)	1,200,000
Gain on Sale of LNG Assets	—	(4,760,000)
Gain on Sale of Limited Partnership Interest	—	(423,454)
Reimbursement from Limited Partnership Investment	(2,500,000)	—
Minority Interest	(1,481,472)	—
Other	32,898	(3,636)
Changes in Operating Assets and Liabilities
Accounts Receivable—Affiliates	1,000,000	—
Other Accounts Receivable	94,699	456,729
Prepaid Expenses	(89,554)	(236,008)
Accounts Payable and Accrued Liabilities	(161,353)	(730,546)

NET CASH USED IN OPERATING ACTIVITIES	(4,303,657)	(1,316,914)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Fixed Assets	(563,403)	(12,215)
Oil and Gas Property Additions	(422,823)	(454,847)
Sale of Interest in Oil and Gas Prospects	768,200	391,350
LNG Site Costs	(96,000)	—
Sale of LNG Assets	—	1,000,000
Reimbursement from Limited Partnership Investment	2,500,000	—

NET CASH PROVIDED BY INVESTING ACTIVITIES	2,185,974	924,288

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Notes Payable	—	225,000
Repayment of Note Payable	(1,000,000)	(18,750)
Sale of Common Stock	16,237,557	—
Offering Costs	(965,250)	—
Partnership Contributions by Minority Owner	1,178,000	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,450,307	206,250

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,332,624	(186,376)

CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	1,257,693	590,039

CASH AND CASH EQUIVALENTS—END OF PERIOD	$14,590,317	$403,663

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The unaudited consolidated financial statements of Cheniere Energy, Inc. (“Cheniere”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included.

For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2003. Interim results are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2004. Certain reclassifications have been made to conform prior period amounts to the current period presentation. These reclassifications have no effect on net income (loss) or stockholders’ equity.

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, and subsequently revised the Interpretation in December 2003 (FIN 46R). This Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities, which have certain characteristics. As revised, FIN 46R is now generally effective for financial statements for interim or annual periods ending on or after March 15, 2004. We adopted FIN 46R effective January 1, 2004, with no material effect on our consolidated financial statements.

Stock-Based Compensation

We account for employee stock-based compensation granted under our long-term incentive plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock-based compensation expense associated with option grants were not recognized in net income (loss) for the three month periods ended March 31, 2004 and 2003, as all options granted had exercise prices equal to the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Net income (loss), as reported	$(1,074,959)	$3,121,309
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(405,110)	(141,062)

Pro forma net income (loss)	$(1,480,069)	$2,980,247

Net income (loss) per share:
Basic—as reported	$(0.06)	$0.23

Basic—pro forma	$(0.08)	$0.22

Diluted—as reported	$(0.06)	$0.23

Diluted—pro forma	$(0.08)	$0.22

Note 2—Investment in Unconsolidated Affiliate

Prior to January 1, 2003, we accounted for our investment in Gryphon Exploration Company (“Gryphon”) using the equity method of accounting because our participation on the Gryphon board of directors provided us with the ability to exercise significant influence over the operating and financial policies of Gryphon. In December 2002, the extent of such influence was diminished when one of the two Cheniere-appointed representatives on the Gryphon board of directors resigned from his position as an officer of Cheniere. Accordingly, effective January 1, 2003, we began accounting for our investment in Gryphon using the cost method of accounting. As of December 31, 2002, Warburg, Pincus Equity Partners, L.P. (“Warburg”) had invested $85,000,000 in Gryphon convertible preferred stock. If Warburg had converted its investment to common stock as of such date, our ownership interest would have been 9.3%. This effective percent ownership remains unchanged as of March 31, 2004.

As of December 31, 2002, as a result of Gryphon’s cumulative losses and preferred dividend arrearages, our investment in Gryphon was reduced to zero, but not below zero, because we have not guaranteed any obligations of Gryphon and we are not committed to provide additional financial support to Gryphon.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3—Investment in Limited Partnership

In August 2002, we entered into an agreement with entities controlled by Michael S. Smith (“Smith”) to sell a 60% interest in the Freeport site and project. On February 27, 2003, we sold our interest in the site and project to Freeport LNG Development, L.P. (“Freeport LNG”), in which we held a 40% limited partner interest. Smith holds a 60% limited partner interest in Freeport LNG. We recovered $1,740,426 in costs that we had incurred on the project and received an additional $5,000,000 ($2,500,000 during 2003 and $2,500,000 in January 2004) from Freeport LNG. For the funding of Freeport LNG project development costs, Smith also committed to contribute up to $9,000,000 and to allocate available proceeds from any sales of options or capacity reservations and/or proceeds from loans related to capacity reservations to these costs. In connection with the closing, we issued warrants to Smith to purchase 700,000 shares of Cheniere common stock at a price of $2.50 per share, exercisable for a period of 10 years.

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

We accounted for the transfer of the site and planned LNG receiving terminal to Freeport LNG in accordance with Emerging Issues Task Force Issue No. 01-2, Interpretations of APB Opinion No. 29. Accordingly, we recorded a $4,760,000 gain on sale of LNG assets to the extent of the 60% interest not retained.

We account for our 30% limited partnership investment in Freeport LNG using the equity method of accounting. During 2003, we received installment payments totaling $2,500,000 from Freeport LNG, which amounts were recorded as a reduction to the basis of our investment in the partnership. In addition, our 30% limited partner interest in the operations of Freeport LNG resulted in our sharing in the net loss of the partnership in the amount of $4,471,529 for 2003. This non-cash loss reduced the basis of our investment in Freeport LNG to zero, and as a result, we did not record $278,071 of our equity share of the loss of the partnership as of December 31, 2003.

In January 2004, we received the final $2,500,000 payment from Freeport LNG. As our investment basis in Freeport LNG had been reduced to zero, the payment was recorded as a reimbursement from limited partnership investment in our consolidated statement of operations for the three months ended March 31, 2004. During the first quarter of 2004, our 30% equity share of net income from the Freeport partnership was $2,155,175, after deducting the $278,071 loss that was not recorded as of December 31, 2003.

The financial position of Freeport LNG at March 31, 2004 and December 31, 2003 and the results of Freeport LNG’s operations for the quarters ended March 31, 2004 and March 31, 2003 are summarized as follows:

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	March 31, 2004		December 31, 2003
Current assets	$794,074		$295,000
Fixed assets, net, and security deposit	166,446		150,000

Total assets	$960,520		$445,000

Current liabilities	$1,366,918		$5,887,000
Partners’ capital	(406,398)		(5,442,000)

Total liabilities and partners’ capital	$960,520		$445,000

	Three Months ended March 31,
	2004		2003
Revenue	$10,000,150		$—
Income (loss) from continuing operations	8,110,820		(4,000,000)
Net income (loss)	8,110,820		(4,000,000)
Cheniere’s equity in net income (loss) of limited partnership	2,155,175	(1)	(1,200,000)

(1)	Represents equity in net income for the first quarter of 2004, less $278,071 equity in loss not recorded as of December 31, 2003.

Note 4—Minority Interest in Limited Partnership

In May 2003, we formed a limited partnership, Corpus Christi LNG, L.P. (“Corpus LNG”) to develop an LNG receiving terminal near Corpus Christi, Texas. Under the terms of the limited partnership agreement, we contributed our technical expertise and know-how, and all of the work in progress related to the Corpus Christi project, in exchange for a 66.7% interest in Corpus LNG.

Our consolidated financial statements include the accounts of Corpus LNG. The $1,481,472 minority interest included in the consolidated statement of operations for the quarter ended March 31, 2004 is equal to the entire net loss of Corpus LNG due to our investment basis being zero and the minority owner’s obligation to fund 100% of project expenses until a total of $4,500,000 has been reached. Through March 31, 2004, our partner had credited contributions totaling $4,003,000. At March 31, 2004, other accounts receivable included $183,440 from our partner, which are attributable to accrued expenses that our partner is obligated to fund.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5—Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2004	December 31, 2003
	(Unaudited)
Taxes other than income	$36,128	$36,986
LNG terminal development costs	931,655	1,183,191
Other accrued liabilities	324,230	127,335

	$1,292,013	$1,347,512

Note 6—Deferred Revenue

On December 23, 2003, Cheniere LNG Services, Inc. (“Cheniere LNG Services”), a wholly-owned subsidiary of Cheniere, entered into a shareholders agreement whereby it became a minority owner of J&S Cheniere S.A., a Switzerland joint-stock company (“J&S Cheniere”). We account for this investment using the cost method of accounting. At March 31, 2004 and December 31, 2003, our investment basis was zero.

Also on December 23, 2003, Cheniere LNG, Inc. (“Cheniere LNG”), a wholly-owned subsidiary of Cheniere, and J&S Cheniere entered into an option agreement providing J&S Cheniere an option to purchase liquefied natural gas (“LNG”) storage tank capacity and regas capacity of up to 200 million cubic feet per day (“Mmcf/d”) in each of Cheniere LNG’s Sabine Pass and Corpus Christi LNG facilities. Following execution of the option agreement, $1,000,000 was paid by J&S Cheniere to Cheniere LNG in January 2004. The payment was recorded as deferred revenue because the option fee is refundable if Cheniere LNG does not receive approval from the Federal Energy Regulatory Commission (“FERC”) for at least one of the terminals or it does not proceed with the development of at least one of the terminals. Upon FERC approval and other related approvals and receipt of permits for each terminal, J&S Cheniere has 60 days to exercise its option at each terminal. The option agreement contemplates negotiation of a definitive terminal use agreement for each of the facilities, which will specify the terms and conditions of the purchase and sale of the capacity and related services. Cheniere LNG will record the option fee as revenue once it is no longer subject to refund.

Note 7—Note Payable

In July 2003, we established a $5,000,000 line of credit with a commercial bank, with an initial borrowing base of $2,000,000. The facility is secured by our assets, and its term, as amended, runs through December 31, 2004. Borrowings bear interest at the bank’s prime rate plus 2.5% per annum, and a commitment fee of 0.5% per annum is assessed on the unused borrowing base capacity. The interest and commitment fee are payable quarterly. A loan origination fee of 1% of the initial borrowing base was paid at closing. At December 31, 2003, we had a debt obligation of $1,000,000 and an $865,142 letter of credit outstanding against this line of credit. The $1,000,000 debt obligation was repaid in January 2004.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8—Non-Cash Transactions

In February 2003, in connection with the sale of a 60% interest in its Freeport LNG project, we issued warrants valued at $540,015 to purchase 700,000 shares of Cheniere common stock to Freeport LNG Investments LLC. As a result of the closing on the Freeport transaction, we issued additional warrants valued at $173,576 to purchase 225,000 shares of Cheniere common stock to LNG consultants for services previously performed for us. In March 2003, in connection with the sale of a 10% interest in the limited partnership, we issued warrants valued at $241,893 to purchase 300,000 shares of Cheniere common stock to Contango, and Contango canceled the $750,000 note previously payable by Cheniere to Contango.

On February 2, 2004, under the Cheniere, Energy, Inc. 2003 Stock Incentive Plan (the “2003 Stock Incentive Plan”), 383,000 shares were issued to employees and outside directors in the form of bonus and restricted stock awards. We recorded $1,915,000 of non-cash compensation in February 2004 related to the issuance of 127,667 shares (bonus stock awards) valued at $15.00 per share, which shares were fully vested on the date of grant. In addition, we recorded $3,830,000 of deferred compensation as a reduction to stockholders’ equity related to the issuance of 255,333 shares (restricted stock awards) valued at $15.00 per share on the grant date that vest on each of the first and second anniversaries of the grant date. As of March 31, 2004, $319,167 of deferred compensation had been amortized.

During the first quarter of 2004, 146,516 shares of Cheniere common stock were issued in satisfaction of cashless exercises of stock options to purchase 174,612 shares.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table is a reconciliation of the basic and diluted weighted average shares outstanding for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Weighted average common shares outstanding:
Basic	18,109,258	13,297,393
Dilutive common stock options (a)	—	186,489
Dilutive common stock warrants (b)	—	16,599

Diluted	18,109,258	13,500,481

(a)	In-the-money options representing 1,398,754 weighted average equivalent shares of common stock were not included in the computation of diluted net loss per share for the three months ended March 31, 2004, since they have an anti-dilutive effect to net loss per share. Weighted average options to purchase 171,209 and 784,861 shares of common stock were outstanding but not included in the computations of diluted net (loss) income per share for the three months ended March 31, 2004 and March 31, 2003, respectively, because the exercise prices of the options were greater than the average market price of the common shares and would be anti-dilutive to the computations.

(b)	In-the-money warrants to purchase 1,189,583 weighted average equivalent shares of common stock were not included in the computation of diluted net loss per share for the three months ended March 31, 2004, since they have an anti-dilutive effect to net loss per share. Warrants to purchase 3,604,271 shares of common stock were outstanding but not included in the computations of diluted net income per share for the three months ended March 31, 2003 because the exercise prices of the warrants were greater than the average market price of the common shares and would be anti-dilutive to the computations.

Note 10—Business Segment Information

Our business activities are conducted within two principal operating segments: LNG receiving terminal development and oil and gas exploration and development. These segments operate independently, and there are no intercompany revenues or expenses between them.

The LNG receiving terminal segment is in the preliminary stage of developing LNG receiving terminals along the U.S. Gulf Coast.

The oil and gas exploration and development segment explores for oil and natural gas using a regional database of 7,000 square miles of regional 3D seismic data. Exploration efforts are focused on the shallow waters of the Gulf of Mexico offshore of Louisiana and Texas and consist primarily of seismic data interpretation and prospect generation activities. The segment participates in drilling and production operations with industry partners on the prospects that we generate.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003
Revenues:
LNG receiving terminal	$—	$—
Oil & gas exploration and development	332,345	110,120

Total	332,345	110,120
Corporate and other (1)	—	—

Total consolidated	$332,345	$110,120

Net Income (Loss):
LNG receiving terminal	$1,735,589	$3,572,993
Oil & gas exploration and development	251,123	91,188

Total	1,986,712	3,664,181
Corporate and other (1)	(3,061,671)	(542,872)

Total consolidated	$(1,074,959)	$3,121,309

	March 31, 2004	December 31, 2003
Total Assets:
LNG receiving terminal	$3,454,694	$2,952,816
Oil & gas exploration and development	20,200,588	20,219,541

Total	23,655,282	23,172,357
Corporate and other (1)	16,219,893	1,418,400

Total consolidated	$39,875,175	$24,590,757

(1)	Includes corporate activities and certain intercompany eliminations.

Note 11—Subsequent Events

During April 2004, we issued 6,667 shares of common stock pursuant to the exercise of stock options at an average price of $1.06 per share, generating proceeds of $7,067. We also issued 157,500 shares of common stock upon the exercise of warrants with an average price of $4.67 per share, generating $735,625 in proceeds.

In April 2004, we increased our standby letter of credit by $257,951 to $1,123,094 outstanding against our line of credit.

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

Our unaudited consolidated financial statements and notes thereto relate to the three-month periods ended March 31, 2004 and 2003. These statements, the notes thereto and the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003 contain detailed information that should be referred to in conjunction with the following discussion.

Results of Operations—Comparison of the Three-Month Periods Ended March 31, 2004 and 2003

Overview—Our financial results for the three months ended March 31, 2004 reflect a loss of $1,074,959, or $0.06 per share (basic and diluted), compared to net income of $3,121,309, or $0.23 per share (basic and diluted), during the corresponding period in 2003.

The major factors contributing to our loss during the first quarter of 2004 were: (1) LNG receiving terminal development expenses of $3,875,776 (which were offset by a $1,481,472 minority interest in the operations of Corpus LNG), (2) non-cash compensation of $1,825,834 (net of $408,333 capitalized as oil and gas property costs) related to 2004 stock awards to employees and non-employee directors based on Cheniere’s performance in 2003 and (3) other general and administrative expenses of $1,635,570. These factors were offset by a $2,500,000 reimbursement from our limited partnership investment in Freeport LNG and our equity share of the net income in Freeport LNG of $2,155,175.

Net income was recorded in the first quarter of 2003 as a result of a $4,760,000 gain on the sale of our Freeport LNG assets coupled with a $423,454 gain on the sale of a limited partnership interest in the Freeport LNG terminal. These gains were partially offset by our equity share of the loss in Freeport LNG of $1,200,000, and LNG receiving terminal development expenses and other general and administrative expenses totaling $914,172.

LNG Terminal Development Activities—We are in the preliminary stage of developing LNG receiving terminals. As a result, substantially all related costs are expensed as incurred. Such costs primarily include professional fees associated with front-end engineering and design, obtaining FERC approval and other required permitting for two LNG receiving terminals and their related natural gas pipelines. We currently anticipate FERC approval and completion of the permitting process near the end of 2004 with construction of the LNG receiving terminals beginning shortly thereafter.

In the first quarter of 2003, we phased out our direct involvement in developing the Freeport LNG terminal site, but in subsequent periods, we accelerated the schedule of terminal development at two new sites located near Sabine Pass, Louisiana, and near Corpus Christi, Texas. Accordingly, terminal development expenses were 884% higher in the first quarter of 2004 ($3,875,776) than in the first quarter of 2003 ($394,061).

In May of 2003, we formed a limited partnership to develop the Corpus LNG terminal. We are the general partner and have a 66.7% limited partner interest. During the first quarter of 2004, we recorded $1,481,472 in terminal development expenses related to this site; however, this amount was completely offset by the minority interest of our 33.3% partner who provided funding for all development costs through March 31, 2004. We also incurred $1,917,000 in direct terminal development expenses during the first quarter of 2004 related to the Sabine Pass site, where we own 100% of the project. Additionally, we incurred $313,123 in LNG employee related costs. In connection with the expansion of our LNG business, our employee costs increased as we expanded our LNG staff from 4 to 15 employees from the first quarter of 2003 to the first quarter of 2004. During the first quarter of 2003, we incurred $394,061 in LNG receiving terminal development costs. These costs were primarily related to the Freeport LNG project (incurred prior to the sale), LNG employee costs and initial costs related to our Sabine Pass project.

In February 2003, our Freeport LNG terminal project was acquired by Freeport LNG in which we received a 40% limited partnership interest and payments to us totaling $5,000,000 over time. In connection with the sale of LNG assets to Freeport LNG, we reported a gain of $4,760,000. We also sold a 10% interest in Freeport LNG in March 2003 for $2,333,333, resulting in a gain of $423,454. During 2003, we received payments totaling $2,500,000 from Freeport LNG, which were recorded as a reduction to our investment in the partnership. In addition, during 2003 we recorded equity in the 2003 loss incurred by Freeport LNG attributable to our 30% limited partner interest, which reduced our investment to zero as of December 31, 2003. In January 2004, we received the final $2,500,000 payment from Freeport LNG. As our investment basis in Freeport LNG had been reduced to zero, the payment was recorded as a reimbursement from limited partnership investment in our consolidated statement of operations for the three months ended March 31, 2004.

During the first quarter of 2004, our 30% equity share of net income from Freeport LNG was $2,155,175, after deducting $278,071 of loss that was not recorded as of December 31, 2003. This compares to our equity share of the loss of $1,200,000 for the first quarter of 2003. The significant improvement from a loss to net income between quarters for Freeport LNG was a result of Freeport LNG’s receipt of a nonrefundable capacity reservation fee of $10,000,000 from ConocoPhillips in January 2004.

Other General and Administrative Expenses—Other general and administrative (“G&A”) expenses relate to our general corporate and other activities. These expenses increased $1,115,459, or 214%, to $1,635,570 in the first quarter of 2004 compared to $520,111 in the corresponding quarter in 2003. The primary reasons for the increase in G&A are related to the expansion of our business (including increases in corporate staff from 4 to 15 employees from the first quarter of 2003 to the first quarter of 2004) and increased professional and other fees in connection with securities compliance filings and increased securities registrations. We capitalize as oil and gas property costs that portion of G&A expenses directly related to our exploration and development activities. We capitalized $327,604 (in addition to the $408,333 non-cash compensation mentioned earlier) in the first quarter of 2004 compared to $232,000 during the comparable period in 2003.

Oil and Gas Activities—Oil and gas revenues increased by $222,225, or 202%, to $332,345 in the first quarter of 2004 from $110,120 in the first quarter of 2003 as a result of increased production volumes (57,638 thousand cubic feet of natural gas equivalent (“Mcfe”) in the first quarter of 2004 compared with 14,487 Mcfe in the first quarter of 2003) partially offset by a decrease in average natural gas prices to $5.77 per thousand cubic feet (“Mcf”) in the first quarter of 2004 from $7.60 per Mcf in the first quarter of 2003. We had production from 11 wells in the first quarter of 2004 as compared with 5 wells in the first quarter of 2003. We incurred little or no production cost in 2003 and 2004 because all of our revenues were generated from non-cost bearing overriding royalty interests. The small amount of production cost in 2004 is attributable to our share of production taxes on a producing well located in Texas state waters.

Liquidity and Capital Resources

Management expects that we will meet our liquidity requirements for the next twelve months through a combination of cash balances, collection of receivables, issuances of our debt or equity securities, issuances of common stock pursuant to exercises by the holders of existing warrants and options, sales of regas capacity in our planned LNG receiving terminals, sales of prospects generated by our exploration group and borrowings under our line of credit. In the event that we are unable to obtain additional capital from one or more of these sources, our operations could be materially adversely affected.

At March 31, 2004, we had working capital of $13,301,242 compared to $155,526 at December 31, 2003. The increase is primarily attributable to the sale of our common stock through a private placement offering in January 2004 and exercises of warrants and stock options that resulted in aggregate net proceeds of $15,272,308. We also received a $2,500,000 payment from Freeport LNG, which was payable pursuant to the sale of a 60% interest in the Freeport LNG project.

Cash Flow Used in Operating Activities

Net cash used in operations for the three months ended March 31, 2004 totaled $4,303,657, compared to net cash used in operations of $1,316,914 for the same period in 2003. The increase in cash used in operations is a direct result of the expansion of our LNG receiving terminal business. In the first quarter of 2003, we phased out our direct involvement in developing the Freeport LNG terminal site, but in subsequent periods, we accelerated the development schedule of our Sabine Pass LNG and Corpus Christi LNG terminals.

Issuances of Common Stock

In January 2004, we issued 1,100,000 shares of Cheniere common stock in a private placement under Regulation D to twelve accredited investors for total consideration of $14,850,000, or $13.50 per share. The Company paid a 6.5% sales commission totaling $965,250, resulting in $13,884,750 of net proceeds received from the offering. The proceeds of the private placement will be used primarily for the development of LNG receiving terminals and for general corporate purposes.

On February 2, 2004, under the 2003 Stock Incentive Plan, 383,000 shares were issued to employees and outside directors in the form of bonus and restricted stock awards related to our overall 2003 performance. We recorded $1,915,000 of non-cash compensation in February 2004 related to the issuance of 127,667 shares (bonus stock awards) valued at $15.00 per share that were fully vested on the date of grant. In addition, we recorded $3,830,000 of deferred compensation as a reduction to stockholders’ equity related to the issuance of 255,333 shares (restricted stock awards) valued at $15.00 per share on the grant date that vest on each of the first and second anniversaries of the grant date. As of March 31, 2004, $319,167 of deferred compensation had been amortized.

In the first quarter of 2004, a total of 488,722 shares of Cheniere common stock were issued pursuant to the exercise of stock options, resulting in net cash proceeds of $937,558. An additional 146,516 shares of Cheniere common stock were issued in satisfaction of cashless exercises of options to purchase 174,612 shares. Also, a total of 110,000 shares of Cheniere common stock were issued pursuant to the exercise of warrants, resulting in net proceeds of $450,000.

Bank Line of Credit

On July 25, 2003, we established a $5,000,000 line of credit with a commercial bank, with an initial borrowing base of $2,000,000. The facility is secured by our assets, and its term, as amended, runs through December 31, 2004. Borrowings bear interest at the bank’s prime rate plus 2.5% per annum. In addition, a commitment fee of 0.5% per annum is assessed on the unused borrowing base capacity. A loan origination fee of 1% of the initial borrowing base was paid at closing. During 2003, we borrowed $1,000,000 under the facility to acquire oil and gas leases. The balance was repaid in January 2004. We also used the facility to establish a standby letter of credit in the amount of $865,142 in connection with our office lease. In April 2004, the letter of credit amount was increased to $1,123,094 related to the planned expansion of our office space.

Off-Balance Sheet Arrangements

As of March 31, 2004, we had no “off-balance sheet arrangements” that may have a current or future material affect on our consolidated financial condition or results of operations.

Freeport LNG Terminal

In August 2002, we entered into an agreement to sell a 60% interest in our planned LNG receiving facility near Freeport, Texas. In February 2003, our Freeport LNG project was acquired by Freeport LNG, in which we held a 40% interest. Effective March 1, 2003, we sold a 10% interest in Freeport LNG to Contango for $2,333,333 payable over time. We now retain a 30% interest in Freeport LNG. Freeport LNG paid us cash and assumed liabilities related to the Freeport LNG project for costs, which represented an aggregate amount of $1,740,426, in addition to paying us a $1,000,000 initial installment at closing. We received additional payments of $1,500,000 in 2003 and $2,500,000 in January 2004 from Freeport LNG.

In June 2003, Dow Chemical Company (“Dow”) signed an agreement with Freeport LNG for the potential long-term use of the receiving terminal. Under the agreement, Dow will have regas rights to as much as 500 Mmcf/d beginning with commercial start-up of the facility in 2007. In February 2004, Freeport LNG and Dow entered into a 20-year Terminal Use Agreement providing for a firm commitment by Dow for the use of 250 Mmcf/d of regas capacity and an option by Dow until August 2004 to acquire an additional 250 Mmcf/d of regas capacity.

On December 21, 2003, ConocoPhillips and Freeport LNG signed an agreement under which ConocoPhillips will reserve one billion cubic feet per day of regas capacity in the terminal at the Freeport facility. ConocoPhillips will also obtain a 50% interest in the general partner of Freeport LNG and provide a substantial majority of the financing to construct the facility, which is currently estimated to cost in excess of $500 million. Freeport LNG received a nonrefundable capacity reservation fee of $10,000,000 from ConocoPhillips in January 2004. The ConocoPhillips transaction is expected to close in the spring of 2004, subject to completion of remaining documentation and satisfaction of closing conditions.

Under the Freeport LNG partnership agreement, development expenses of the Freeport LNG project are to be funded out of the partnership’s cash flows and by its 60% limited partner. Accordingly, we have not been called upon to contribute any cash to Freeport for development activities, nor do we anticipate being called upon to make capital contributions in order for Freeport LNG to complete construction of the facility to be financed pursuant to the agreements with ConocoPhillips. If, in the future, after closing of the ConocoPhillips transaction, we were to be called upon to contribute additional capital to Freeport LNG, for expansion of the project or any other purpose, we would have the option either to contribute the requested capital or else to decline to contribute, in which case the other partners could elect to make our contribution and receive back, without interest, twice the contributed amount out of future Freeport LNG cash flows otherwise distributable to us.

Corpus Christi LNG Terminal

Under the terms of the limited partnership agreement of Corpus LNG, which was formed for our Corpus Christi LNG receiving terminal project, we contributed our technical expertise and know-how, and all of the work in progress related to the Corpus Christi project, in exchange for a 66.7% limited partner interest in Corpus LNG. BPU LNG committed to contribute its approximately 210-acre tract of land plus related easements along with rights to an additional 400 acres, and cash to fund 100% of the first $4,500,000 of Corpus LNG project expenses in exchange for a 33.3% limited partner interest. We will manage the project through the general partner interest held by our wholly-owned subsidiary. By mid-April 2004, BPU LNG had contributed $4,378,000 to the partnership. As a result, we plan to begin funding our 66.7% limited partner share of project expenses by May 2004, and BPU LNG will fund their 33.3% limited partner share.

Other Matters

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, and subsequently revised the Interpretation in December 2003 (FIN 46R). This Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities, which have certain characteristics. As revised, FIN 46R is now generally effective for financial statements for interim or annual periods ending on or after March 15, 2004. We adopted FIN 46R effective January 1, 2004, with no material effect on our consolidated financial statements.

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

Should such a change be required, the amounts related to business combinations and major asset purchases that would be classified as “intangible undeveloped mineral interest” are immaterial as of March 31, 2004 and December 31, 2003. The amounts related to business combinations and major asset purchases that would be classified as “intangible developed mineral interest” are also immaterial as of March 31, 2004 and December 31, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The development of our LNG receiving terminal business is based upon the foundational premise that prices of natural gas in the U.S. will be sustained at levels of $3.00 per Mcf or more . Should the price of natural gas in the U.S. decline to sustained levels below $3.00 per Mcf, our ability to develop and operate LNG receiving terminals could be materially adversely affected.

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

Item 4. Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our President, Chief Executive Officer and Chairman of the Board and our Vice President & Chief Financial Officer, Secretary and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our President, Chief Executive Officer and Chairman of the Board and our Vice President & Chief Financial Officer, Secretary and Treasurer concluded that our disclosure controls and procedures are effective.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

The Company has been and may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. Management regularly analyzes current information and as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management and legal counsel, as of March 31, 2004, there were no threatened or pending legal matters that would have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

Item 6. Exhibits and Reports on Form 8-K

(a) Each of the following exhibits is incorporated by reference or filed herewith

Exhibit No.	Description

10.1	LNG Terminal Use Agreement, dated March 1, 2004 between The Dow Chemical Company and Freeport LNG Development, L.P. (confidential treatment has been requested with respect to certain portions of this exhibit)

10.2	Form of Subscription Agreement between the Company and the investors to be identified therein in connection with the private placement completed in January 2004.

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Current Reports on Form 8-K:

January 7, 2004—Cheniere filed a Current Report on Form 8-K announcing that its Chairman would be making an energy conference presentation.

January 14, 2004—Cheniere filed a Current Report on Form 8-K announcing that it had entered into an option with Atlantic Marine, Inc. for the purchase of a potential LNG receiving terminal site in an industrial zone on Pinto Island in Mobile Bay, Alabama.

January 16, 2004—Cheniere filed a Current Report on Form 8-K announcing the adjournment of its special meeting of stockholders.

January 26, 2004—Cheniere filed a Current Report on form 8-K, as amended by Form 8-K/A filed on January 27, 2004, announcing that it had completed a private placement to certain accredited investors of 1,100,000 shares of its common stock.

February 3, 2004—Cheniere filed a Current Report on Form 8-K announcing that Mr. J. Robinson West had been elected to its board of directors.

March 2, 2004—Cheniere filed a Current Report on Form 8-K announcing that Freeport LNG had entered into a 20-year terminal use agreement with Dow.

March 31, 2004—Cheniere filed a Current Report on Form 8-K announcing its results of operations for the fiscal year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHENIERE ENERGY, INC.

/s/ Craig K. Townsend
Vice President and Controller (on behalf of the registrant and as principal accounting officer)

Date: May 13, 2004