Form 10-Q/A
period 2003-06-30
CHENIERE ENERGY INC
filed 2004-05-26
CIK 3570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003, as originally filed on August 13, 2003, is being filed solely to file Exhibit 10.2 as an exhibit thereto and to amend the Exhibit Index included in Item 6(a) of Part II to add the new exhibit. An amended list of exhibits, including the new exhibit, is set forth below.

Except as described above, no other changes have been made to the Report. This Amendment No. 1 does not update any other disclosures to reflect developments since the original date of filing.

PART IV

Item 6. Exhibits and Reports on Form 8-K

(a)	Each of the following exhibits is incorporated by reference or filed herewith:

Exhibit No.	Description
3.1*	Amended and Restated Certificate of Incorporation of Cheniere Energy, Inc. (“Cheniere”) (Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 1999 (File No. 0-09092))

3.2*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Cheniere Energy, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 1999 (File No. 0-09092))

3.3*	By-laws of Cheniere as amended through April 7, 1997 (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 1999 (File No. 0-09092))

10.1#	Credit Agreement - Revolving Line of Credit of up to $5,000,000 from Sterling Bank to Cheniere Energy, Inc., Cheniere LNG, Inc., Cheniere Energy Operating Co., Inc., Cheniere LNG Services, Inc. and Cheniere - Gryphon Management, Inc. dated July 25, 2003

10.2+	Warrant to Purchase Common Stock, dated April 16, 2003, issued by Cheniere in favor of Charif Souki

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference
#	Filed with original filing

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY, INC.
(Registrant)

By:	/s/ Don A. Turkleson
Don A. Turkleson
Chief Financial Officer

Date: May 26, 2004