Form 10-K/A
period 2003-12-31
CHENIERE ENERGY INC
filed 2004-05-26
CIK 3570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as originally filed on March 25, 2004, is being filed solely to amend the Exhibit Index included in Item 15(a)(3) of Part IV to incorporate by reference Exhibit 10.26, which had been omitted from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003. An amended list of exhibits, including the new exhibit, is set forth below.

Except as described above, no other changes have been made to the Report. This Amendment No. 1 does not update any other disclosures to reflect developments since the original date of filing.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Financial Statements, Schedules and Exhibits

(3)	Exhibits

Exhibit No.	Description
3.1*	Amended and Restated Certificate of Incorporation of Cheniere Energy, Inc. (“Cheniere”) (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 (File No. 333-112379), filed on January 30, 2004)

3.2*	Amended and Restated By-laws of Cheniere, as amended through January 29, 2004. (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-112379), filed on January 20, 2004)

4.1*	Specimen Common Stock Certificate of Cheniere. (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-10905), filed on August 27, 1996)

4.2*	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Gryphon Exploration Company. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 000-09092), filed on October 20, 2000)

10.1*+	Cheniere Energy, Inc. 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10.25 of the Company’s Quarterly on Form 10-Q for the quarter ended November 30, 1997 (File No. 000-09092), filed on January 14, 1998)

10.2*+	Amendment No. 1 to Cheniere Energy, Inc. 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-09092), filed on March 29, 2000)

10.3*+	Amendment No. 2 to Cheniere Energy, Inc. 1997 Stock Option Plan. (Incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-8 (File No. 333-111457), filed on December 22, 2003)

10.4*+	Amendment No. 3 to Cheniere Energy, Inc. 1997 Stock Option Plan. (Incorporated by reference to Exhibit 8 of the Company’s Registration Statement on Form S-8 (File No. 333-111457), filed on December 22, 2003)

10.5*+	Amendment No. 4 to Cheniere Energy, Inc. 1997 Stock Option Plan. (Incorporated by reference to Exhibit 9 of the Company’s Registration Statement on Form S-8 (File No. 333-111457), filed on December 22, 2003)

10.6*+	Cheniere Energy, Inc. 2003 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-8 (File No. 333-112379), filed on January 30, 2004)

10.7*	Seismic Data Purchase Agreement, dated June 21, 2000 between Seitel Data Ltd. and Cheniere. (Incorporated by reference to Exhibit 10.39 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 000-09092), filed on August 11, 2000)

10.8*	Contribution and Subscription Agreement, dated as of September 15, 2000, by and among the Company, Gryphon Exploration Company and the other investors listed therein. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-09092), filed on October 20, 2000)

10.9*	Stockholders Agreement, dated as of October 11, 2000. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-09092), filed on October 20, 2000)

10.10*	Settlement and Purchase Agreement, dated and effective as of June 14, 2001 by and between Cheniere, CXY Corporation, Crest Energy, L.L.C., Crest Investment Company and Freeport LNG Terminal, LLC. (Incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 001-16383), filed on April 1, 2002)

10.11*	Stock Transfer Agreement, dated March 19, 2002, by and between Gryphon Exploration Company and Cheniere. (Incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 001-16383) filed on April 1, 2002)

10.12*	Contribution Agreement, dated as of August 26, 2002, by and among Freeport LNG Investments, LLC, Freeport LNG-GP, Inc., Cheniere, Cheniere LNG, Inc. and Freeport LNG Terminal, LLC. (Incorporated by reference to Exhibit 2 of the Company’s Current Report on Form 8-K (File No. 001-16383), filed on September 4, 2002)

10.13*	Extension and Amendment to Contribution Agreement, dated as of September 19, 2002, by and among Freeport LNG Investments, LLC, Freeport LNG-GP, Inc., Cheniere, Cheniere LNG, Inc. and Freeport LNG Terminal, LLC. (Incorporated by reference to Exhibit 2 of the Company’s Current Report on Form 8-K (File No. 001-16383), filed on September 26, 2002)

10.14*	Second Extension and Amendment to Contribution Agreement, effective as of October 4, 2002, by and among Freeport LNG Investments, LLC, Freeport LNG-GP, Inc., Cheniere, Cheniere LNG, Inc. and Freeport LNG Terminal, LLC. (Incorporated by reference to Exhibit 1 of the Company’s Current Report on Form 8-K (File No. 001-16383), filed on November 5, 2002)

10.15*	Third Amendment to Contribution Agreement, effective as of February 27, 2003, by and among Freeport LNG Investments, LLC, Freeport LNG-GP, Inc., Cheniere, Cheniere LNG, Inc. and Freeport LNG Terminal, LLC. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 001-16383), filed on March 7, 2003)

10.16*	Amended and Restated Limited Partnership Agreement of Freeport LNG Development, L.P., dated as of February 27, 2003, by and among Freeport LNG-GP, Inc., Freeport LNG Investments, LLC and Cheniere LNG, Inc. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (File No. 001-16383), filed on March 7, 2003)

10.17*	First Amendment to Amended and Restated Partnership Agreement of Freeport LNG Development, L.P., dated as of December 20, 2003, by and among Freeport LNG-GP, Inc., Freeport LNG Investments, LLC and Cheniere LNG, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-16383), filed on December 19, 2003)

10.18*	Warrant to Purchase Common Stock, dated as of February 27, 2003, issued by Cheniere in favor of Freeport LNG Investments, LLC. (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K (File No. 001-16383), filed on March 7, 2003)

10.19*	Option Agreement, dated February 27, 2003, by and between Freeport LNG Investments, LLC and Cheniere Energy, Inc. (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K (File No. 001-16383), filed on March 7, 2003)

10.20*

Partnership Interest Purchase Agreement, dated as of March 1, 2003, among Contango Sundance, Inc., Contango Oil & Gas, Cheniere LNG, Inc. and Cheniere. (Incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K (File No. 001-16383), filed on March 7, 2003)

10.21*	Warrant to Purchase Common Stock, dated March 1, 2003, issued by Cheniere in favor of Contango Sundance, Inc. (Incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K (File No. 001-16383), filed on March 7, 2003)

10.22*	Limited Partnership Agreement of Corpus Christi LNG, L.P., dated as of May 15, 2003, by and among Corpus Christ LNG-GP, Inc., BPU LNG and Cheniere. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-16383), filed on June 11, 2003)

10.23*	Credit Agreement, dated as of July 25, 2003, by and between Cheniere, Cheniere LNG, Inc., Cheniere Energy Operating Co., Inc., Cheniere LNG Services, Inc., Cheniere-Gryphon Management, Inc. and Sterling Bank. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 001-16383), filed on August 13, 2003)

10.24*	First Amendment to Credit Agreement, dated as of October 24, 2003, by and between Cheniere, Cheniere LNG, Inc., Cheniere Energy Operating Co., Inc., Cheniere LNG Services, Inc., Cheniere-Gryphon Management, Inc. and Sterling Bank. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 001-16383), filed on November 13, 2003)

10.25#	Omnibus Agreement, dated as of December 20, 2003, by and among Freeport LNG Development, L.P., Freeport LNG-GP, Inc., ConocoPhillips Company (confidential treatment has been requested with respect to certain portions of this exhibit)

10.26*+	Warrant to Purchase Common Stock, dated April 16, 2003, issued by Cheniere in favor of Charif Souki. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q/A (File No. 001-16383), filed on May 26, 2004)

21#	Subsidiaries of Cheniere Energy, Inc.

23.1#	Consent of Mann Frankfort Stein & Lipp CPAs, L.L.P.

23.2#	Consent of PricewaterhouseCoopers LLP

23.3#	Consent of KPMG LLP

23.4#	Consent of Hein & Associates LLP

23.5#	Consent of Sharp Petroleum Engineering, Inc.

23.6#	Consent of Ryder Scott Company

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference
+	Management contract or compensatory plan or arrangement
#	Filed with original filing

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY, INC.
(Registrant)

By:	/s/ Charif Souki
Charif Souki
President, Chief Executive Officer and
Chairman of the Board

Date:	May 26, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charif Souki Charif Souki	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	May 26, 2004

/s/ Walter L. Williams Walter L. Williams	Vice Chairman of the Board and Director	May 26, 2004

/s/ Don A. Turkleson Don A. Turkleson	Vice President & Chief Financial Officer, Secretary & Treasurer (Principal Financial Officer)	May 26, 2004

/s/ Craig K. Townsend Craig K. Townsend	Vice President & Controller (Principal Accounting Officer)	May 26, 2004

/s/ Nuno Brandolini Nuno Brandolini	Director	May 26, 2004

/s/ Keith F. Carney Keith F. Carney	Director	May 26, 2004

/s/ Paul J. Hoenmans Paul J. Hoenmans	Director	May 26, 2004

/s/ David B. Kilpatrick David B. Kilpatrick	Director	May 26, 2004

/s/ J. Robinson West J. Robinson West	Director	May 26, 2004