Form 10-K/A
period 2003-12-31
CHENIERE ENERGY INC
filed 2004-07-20
CIK 3570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

Cheniere Energy, Inc. has filed certain registration statements which have not yet been declared effective by the Securities and Exchange Commission and which will require consents from accountants in order to become effective; we may amend registration statements that have been filed, which could require additional consents from accountants; or we may file additional registration statements which would require further consents from accountants. We believe that the process of obtaining such consents will be more efficient and cost effective by having our current independent accountants, UHY Mann Frankfort Stein & Lipp CPAs, LLP (“UMFS&L”) report on our consolidated balance sheet as of December 31, 2003 and 2002, and our statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2001 (the “Cheniere 2001 Financial Statements”) had previously been audited by PricewaterhouseCoopers LLP. As a result, we engaged UMFS&L to reaudit the Cheniere 2001 Financial Statements. The reaudit of the Cheniere 2001 Financial Statements did not result in any revision to these financial statements, as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as originally filed on March 25, 2004 and as amended on May 26, 2004 (the “2003 10-K”).

During 2001 and 2002, we accounted for our investment in Gryphon Exploration Company (“Gryphon”) on the equity basis of accounting and included Gryphon’s balance sheet as of December 31, 2002 and its statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2002 as part of our 2003 10-K. Gryphon also engaged its current independent accountants, KPMG LLP, to reaudit its consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2001 (the “Gryphon 2001 Financial Statements”). The Gryphon 2001 Financial Statements had also previously been audited by PricewaterhouseCoopers LLP.

This Amendment No. 2 to our 2003 10-K is being filed in order to (i) replace the Report of Independent Accountants signed by PricewaterhouseCoopers LLP and dated March 29, 2002 relating to the Cheniere 2001 Financial Statements with the Report of Independent Registered Public Accounting Firm signed by UMFS&L and dated July 14, 2004, (ii) replace the Report of Independent Accountants signed by PricewaterhouseCoopers LLP and dated March 29, 2002 relating to the Gryphon 2001 Financial Statements with the Report of Independent Registered Public Accounting Firm signed by KPMG LLP and dated July 12, 2004, (iii) provide the consent of UMFS&L to incorporate by reference its updated report dated July 14, 2004 into certain of the Company’s registration statements and (iv) provide the consent of KPMG LLP to incorporate by reference its report relating to the Gryphon 2001 Financial Statements into certain of the Company’s registration statements.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

CHENIERE ENERGY, INC. AND SUBSIDIARIES

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Cheniere Energy, Inc:

We have audited the consolidated balance sheets of Cheniere Energy, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Freeport LNG Development, L.P. (“Freeport LNG”), an investment which, as discussed in note 7 to the consolidated financial statements, is accounted for by the equity method of accounting. The investment in Freeport LNG was zero as of December 31, 2003 and 2002, and the equity in its net loss was $4,471,529, zero and zero, respectively, for each of the three years in the period ended December 31, 2003. We also did not audit the financial statements of Gryphon Exploration Company (“Gryphon”), an investment which, as discussed in Note 6 to the consolidated financial statements, has been, until January 1, 2003, accounted for by the equity method of accounting. The investment in Gryphon was zero as of December 31, 2003 and 2002, and the equity in its net loss was zero, $2,184,847 and $2,974,191, respectively, for each of the three years in the period ended December 31, 2003. The financial statements of Freeport LNG and Gryphon were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Freeport LNG and Gryphon, are based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cheniere Energy, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

UHY MANN FRANKFORT STEIN & LIPP CPAs, LLP

Houston, Texas

July 14, 2004

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

The Company’s allocation of seismic exploration costs between proved and unproved properties involves an estimate of the total reserves to be discovered in the Company’s exploration program. This estimate includes a number of assumptions that Cheniere has factored into a four-year plan. Such factors include an estimate of the number of exploration prospects generated, prospect reserve potential, success ratios and ownership interests. The Company transfers unproved properties to proved properties based on a ratio of proved reserves discovered at a point in time to the estimate of total reserves to be discovered in Cheniere’s exploration program. It is reasonably possible, based on the results obtained from future drilling and prospect generation, that revisions to this estimate could affect the Company’s capitalization ceiling.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company accounts for its 30% limited partnership investment in Freeport LNG using the equity method of accounting. During 2003, Cheniere received installment payments totaling $2,500,000 from Freeport LNG, which amounts were recorded as a reduction to the basis of the Company’s investment in the partnership. In addition, Cheniere’s 30% limited partner interest in the operations of Freeport LNG resulted in the Company sharing in the net loss of the partnership in the amount of $4,471,529 for 2003. This non-cash loss reduced the basis of Cheniere’s investment in Freeport LNG to zero.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 10—DEFERRED REVENUE

On December 23, 2003, Cheniere LNG Services, Inc. (“Cheniere LNG Services”), a wholly-owned subsidiary of Cheniere, entered into a shareholders agreement whereby it became a minority owner of J&S Cheniere S.A., a Switzerland joint-stock company (“J&S Cheniere”). The majority owner is J&S Group S.A. (“J&S Group”). J&S Cheniere was formed for the purpose of buying, selling and trading LNG. Under the shareholders agreement, Cheniere LNG Services identifies and assists with LNG-related business opportunities that it determines are appropriate for J&S Cheniere. Cheniere LNG Services is not required to offer any particular business opportunities nor funding to J&S Cheniere. Cheniere LNG Services has no board of director representation nor does it participate in the day-to-day management of J&S Cheniere. All financing of the business opportunities will be provided by J&S Group should it determine that a business opportunity is appropriate for J&S Cheniere. However, J&S Group is not required to fund any particular business opportunity. Cheniere accounts for this investment using the cost method of accounting. At December 31, 2003, Cheniere’s investment basis was zero.

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

	December 31,
	2003	2002	2001
Outstanding at beginning of period	2,593,521	2,850,288	2,758,621
Warrants issued	1,716,250	312,500	91,667
Warrants exercised	(1,082,093)	—	—
Warrants canceled	(1,928,095)	(569,267)	—

Outstanding at end of period	1,299,583	2,593,521	2,850,288

Weighted average exercise price of warrants outstanding	$3.30	$4.06	$4.47

Weighted average remaining contractual life of warrants outstanding	5.5 years	2.7 years	1.8 years

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about warrants outstanding at December 31, 2003:

Exercise Prices	Number Outstanding	Weighted Average Years Remaining Contractual Life
$9.50 –$11.50	25,000	0.7
$7.50	12,500	0.7
$5.50 – $6.00	276,250	6.4
$3.00	50,000	1.3
$2.50	725,000	6.8
$1.06 – $1.75	210,833	1.8

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Company’s stock options is presented below:

	December 31,
	2003	2002	2001
Outstanding at beginning of period	1,983,611	1,741,111	884,236
Options granted at an exercise price of $4.62 per share	50,000	—	—
Options granted at an exercise price of $4.45 per share	50,000	—	—
Options granted at an exercise price of $2.70 per share	50,000	—	—
Options granted at an exercise price of $2.38 per share	—	—	20,000
Options granted at an exercise price of $2.16 per share	—	—	20,000
Options granted at an exercise price of $1.85 per share	250,000	—	—
Options granted at an exercise price of $1.70 per share	—	—	100,000
Options granted at an exercise price of $1.45 per share	50,000	—	—
Options granted at an exercise price of $1.44 per share	20,000	—	—
Options granted at an exercise price of $1.27 per share	20,000	—	—
Options granted at an exercise price of $1.25 per share	—	267,500	—
Options granted at an exercise price of $1.20 per share	—	30,000	—
Options granted at an exercise price of $1.06 per share	—	—	760,000
Options granted at an exercise price of $0.93 per share	—	50,000	—
Options exercised	(187,500)	—	—
Options converted to warrants	(241,250)	—	—
Options canceled / expired	(84,861)	(105,000)	(43,125)

Outstanding at end of period	1,960,000	1,983,611	1,741,111

Exercisable at end of period	1,161,980	1,106,111	664,444

Weighted average exercise price of options outstanding	$2.23	$2.07	$2.21

Weighted average exercise price of options exercisable	$2.49	$2.56	$3.16

Weighted average fair value of options granted during the period	$1.60	$1.20	$0.76

Weighted average remaining contractual life of options outstanding	2.9 years	3.4 years	4.1 years

The following table summarizes information about fixed options outstanding at December 31, 2003:

	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Years Remaining Contractual Life	Number Outstanding
$6.00	210,000	0.8	205,313
$4.62	50,000	4.6	25,000
$4.45	50,000	4.5	—
$2.75	175,000	1.6	175,000
$2.70	50,000	4.4	—
$2.38	20,000	2.0	13,333
$2.16	20,000	2.1	13,333
$1.94	237,500	1.9	237,500
$1.85	250,000	4.3	—
$1.45	50,000	4.0	—
$1.44	20,000	3.1	6,667
$1.27	20,000	4.1	—
$1.25	247,500	4.0	122,500
$1.20	30,000	3.7	10,000
$1.06	480,000	2.9	336,667
$0.93	50,000	3.8	16,667

	1,960,000		1,161,980

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In 2001, Cheniere issued warrants to a consultant to purchase 50,000 shares of Cheniere common stock valued at $93,000. The Company issued 500,000 shares valued at $1,150,000 to acquire an LNG site lease option at Freeport. The Company sold 6,740 shares of Gryphon common stock with a fair market value of $417,880 to Gryphon in connection with the sale of a license to 3D seismic data; additional value ascribed to the sale of seismic data was $256,141 (see Note 14 to Consolidated Financial Statements). In connection with the Company’s sale of licenses to 3D seismic data to Gryphon, Gryphon assumed liabilities for reprocessing charges of $6,820,824 and made a payment on behalf of Cheniere in the amount of $5,847,533 during 2001. The Company accrued $270,000 as of December 31, 2001, related to an obligation to issue to a consultant an equity participation in its Freeport LNG project. The Company issued 25,000 stock options valued at $17,000 to a consultant for assistance in securing long-term supplies of LNG.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table includes the pro forma effects as of December 31, 2003 of Cheniere’s common stock issued pursuant to the private placement in January 2004, common stock issued upon warrant and stock option exercises in January and February 2004, the repayment of the Company’s note payable in January 2004 and the reimbursement from limited partnership investment in January 2004:

		Unaudited
		Pro Forma Adjustments
	Historical	Debits		Credits		Pro Forma
Current Assets	$4,487,352	13,884,750	(1)	1,000,000	(2)	$21,181,661
		922,059	(3)
		387,500	(4)
		2,500,000	(5)
Oil and Gas Properties	19,134,954					19,134,954
LNG Site Costs	310,500					310,500
Other	657,951					657,951

Total Assets	$24,590,757					$41,285,066

Current Liabilities	$4,331,826	1,000,000	(2)			$3,331,826
Deferred Revenue	1,000,000					1,000,000
Minority Interest	120,032					120,032
Stockholders’ Equity
Common Stock	49,465			3,300	(1)	54,831
				1,811	(3)
				255	(4)
Additional Paid-in-Capital	48,034,244			13,881,450	(1)	63,223,187
				920,248	(3)
				387,245	(4)
Accumulated Deficit	(28,944,810)			2,500,000	(5)	(26,444,810)

Total Stockholders’ Equity	19,138,899					36,833,208

Total Liabilities and Stockholders’ Equity	$24,590,757					$41,285,066

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

OIL AND GAS RESERVES AND RELATED FINANCIAL DATA – (Continued)

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

OIL AND GAS RESERVES AND RELATED FINANCIAL DATA – (Continued)

(unaudited)

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS

OIL AND GAS RESERVES AND RELATED FINANCIAL DATA – (Continued)

(unaudited)

The following table summarizes the principal sources of change in the standardized measure of discounted future net cash flows:

	Year Ended December 31,
	2003	2002	2001
Standardized measure—beginning of period	$5,131,463	$2,922,901	$20,618,002
Sales of oil and gas produced, net of production costs	(657,467)	(149,017)	(1,952,390)
Extensions, discoveries and other additions	3,691,594	5,208,984	—
Revisions to previous quantity estimates, timing and other	(4,944,824)	(28,799)	(675,047)
Net changes in prices and production costs	726,671	—	(21,242,047)
Sale of reserves in place	—	(2,212,670)	—
Development costs incurred	—	15,011	99,800
Changes in estimated development costs	—	(624,947)	(1,556,205)
Net changes in income taxes	—	—	5,062,716
Accretion of discount	330,298	—	2,568,072

Standardized measure—end of period	$4,277,735	$5,131,463	$2,922,901

Standardized measure—end of period—proportional interest in reserves of unconsolidated affiliate(1)		$95,211,000	$28,778,000

Current prices at year-end, used in standardized measure
Oil (per Bbl)	$31.00	$29.23	$19.00
Gas (per Mcf)	5.63	4.64	2.61

(1)	Effective January 1, 2003, Cheniere began accounting for its investment in Gryphon using the cost method of accounting. Prior to that time, Cheniere accounted for this investment using the equity method of accounting. Accordingly, the amounts for 2002 and 2001 represent Cheniere’s proportional share, based on its 100% common stock ownership, of the standardized measure of Gryphon’s proved oil and gas reserves. Such proportional share of Gryphon’s standardized measure will be reduced to 9.3% upon the conversion of Gryphon’s preferred shares, resulting in a decrease in Cheniere’s proportional interest in the standardized measure of unconsolidated affiliate to $8,855,000 at December 31, 2002.

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

10.11*	Stock Transfer Agreement, dated March 19, 2002, by and between Gryphon Exploration Company and Cheniere. (Incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 001-16383) filed on April 1, 2002)

10.12*	Contribution Agreement, dated as of August 26, 2002, by and among Freeport LNG Investments, LLC, Freeport LNG-GP, Inc., Cheniere, Cheniere LNG, Inc. and Freeport LNG Terminal, LLC. (Incorporated by reference to Exhibit 2 of the Company’s Current Report on Form 8-K (File No. 001-16383), filed on September 4, 2002)

10.13*	Extension and Amendment to Contribution Agreement, dated as of September 19, 2002, by and among Freeport LNG Investments, LLC, Freeport LNG-GP, Inc., Cheniere, Cheniere LNG, Inc. and Freeport LNG Terminal, LLC. (Incorporated by reference to Exhibit 2 of the Company’s Current Report on Form 8-K (File No. 001-16383), filed on September 26, 2002)

10.14*	Second Extension and Amendment to Contribution Agreement, effective as of October 4, 2002, by and among Freeport LNG Investments, LLC, Freeport LNG-GP, Inc., Cheniere, Cheniere LNG, Inc. and Freeport LNG Terminal, LLC. (Incorporated by reference to Exhibit 1 of the Company’s Current Report on Form 8-K (File No. 001-16383), filed on November 5, 2002)

10.15*	Third Amendment to Contribution Agreement, effective as of February 27, 2003, by and among Freeport LNG Investments, LLC, Freeport LNG-GP, Inc., Cheniere, Cheniere LNG, Inc. and Freeport LNG Terminal, LLC. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 001-16383), filed on March 7, 2003)

10.16*	Amended and Restated Limited Partnership Agreement of Freeport LNG Development, L.P., dated as of February 27, 2003, by and among Freeport LNG-GP, Inc., Freeport LNG Investments, LLC and Cheniere LNG, Inc. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (File No. 001-16383), filed on March 7, 2003)

10.17*	First Amendment to Amended and Restated Partnership Agreement of Freeport LNG Development, L.P., dated as of December 20, 2003, by and among Freeport LNG-GP, Inc., Freeport LNG Investments, LLC and Cheniere LNG, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-16383), filed on December 19, 2003)

10.18*	Warrant to Purchase Common Stock, dated as of February 27, 2003, issued by Cheniere in favor of Freeport LNG Investments, LLC. (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K (File No. 001-16383), filed on March 7, 2003)

10.19*	Option Agreement, dated February 27, 2003, by and between Freeport LNG Investments, LLC and Cheniere Energy, Inc. (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K (File No. 001-16383), filed on March 7, 2003)

10.20*	Partnership Interest Purchase Agreement, dated as of March 1, 2003, among Contango Sundance, Inc., Contango Oil & Gas, Cheniere LNG, Inc. and Cheniere. (Incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K (File No. 001-16383), filed on March 7, 2003)

10.21*	Warrant to Purchase Common Stock, dated March 1, 2003, issued by Cheniere in favor of Contango Sundance, Inc. (Incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K (File No. 001-16383), filed on March 7, 2003)

10.22*	Limited Partnership Agreement of Corpus Christi LNG, L.P., dated as of May 15, 2003, by and among Corpus Christ LNG-GP, Inc., BPU LNG and Cheniere. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-16383), filed on June 11, 2003)

10.23*	Credit Agreement, dated as of July 25, 2003, by and between Cheniere, Cheniere LNG, Inc., Cheniere Energy Operating Co., Inc., Cheniere LNG Services, Inc., Cheniere-Gryphon Management, Inc. and Sterling Bank. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 001-16383), filed on August 13, 2003)

10.24*	First Amendment to Credit Agreement, dated as of October 24, 2003, by and between Cheniere, Cheniere LNG, Inc., Cheniere Energy Operating Co., Inc., Cheniere LNG Services, Inc., Cheniere-Gryphon Management, Inc. and Sterling Bank. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 001-16383), filed on November 13, 2003)

10.25#	Omnibus Agreement, dated as of December 20, 2003, by and among Freeport LNG Development, L.P., Freeport LNG-GP, Inc., ConocoPhillips Company (confidential treatment has been requested with respect to certain portions of this exhibit)

10.26*+	Warrant to Purchase Common Stock, dated April 16, 2003, issued by Cheniere in favor of Charif Souki. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q/A (File No. 001-16383), filed on May 26, 2004)

21#	Subsidiaries of Cheniere Energy, Inc.

23.1	Consent of UHY Mann Frankfort Stein & Lipp CPAs, LLP

23.2	Consent of KPMG LLP

23.3#	Consent of Hein & Associates LLP

23.4#	Consent of Sharp Petroleum Engineering, Inc.

23.5#	Consent of Ryder Scott Company

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference
+	Management contract or compensatory plan or arrangement
#	Filed with original filing

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY, INC.
(Registrant)

By:	/s/ Charif Souki
Charif Souki
President, Chief Executive Officer and
Chairman of the Board

Date:	July 20, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charif Souki Charif Souki	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	July 20, 2004

/s/ Walter L. Williams Walter L. Williams	Vice Chairman of the Board and Director	July 20, 2004

/s/ Don A. Turkleson Don A. Turkleson	Vice President & Chief Financial Officer, Secretary & Treasurer (Principal Financial Officer)	July 20, 2004

/s/ Craig K. Townsend Craig K. Townsend	Vice President & Controller (Principal Accounting Officer)	July 20, 2004

/s/ Nuno Brandolini Nuno Brandolini	Director	July 20, 2004

/s/ Keith F. Carney Keith F. Carney	Director	July 20, 2004

/s/ Paul J. Hoenmans Paul J. Hoenmans	Director	July 20, 2004

/s/ David B. Kilpatrick David B. Kilpatrick	Director	July 20, 2004

/s/ J. Robinson West J. Robinson West	Director	July 20, 2004

INDEX TO FINANCIAL STATEMENTS

Gryphon Exploration Company Audited Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Gryphon Exploration Company:

We have audited the accompanying balance sheet of Gryphon Exploration Company, as of December 31, 2002, and the related statement of income (loss), stockholders’ equity, and cash flows for each of the two years then ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gryphon Exploration Company, as of December 31, 2002, and the results of its operations and its cash flows for each of the two years then ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

July 12, 2004

Houston, Texas

GRYPHON EXPLORATION COMPANY

BALANCE SHEET

(dollars in thousands, except share related items)

December 31, 2002
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$3,246
Receivables from Joint Interest Owners and Revenue Receivables	3,188
Prepaid Expenses and Other	5,781

Total Current Assets	12,215
OIL AND GAS PROPERTIES, full cost method
Proved Properties, net	54,322
Unproved Properties, not subject to amortization	36,685

Total Oil and Gas Properties	91,007
FIXED ASSETS, net	458

Total Assets	$103,680

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$5,773
Advances from Joint Interest Owners	1,875
Revenue Payable	5
Short-term Note Payable	2,865
Hedge Liability	1,352

Total Current Liabilities	11,870

DEFERRED TAX LIABILITY	2,043
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS’ EQUITY
Preferred Stock, $.01 par value Authorized: 500,000 shares; Issued and Outstanding: 85,000 shares	2
Common Stock, $.01 par value Authorized: 4,000,000 shares; Issued: 145,600 shares Outstanding: 87,460 shares	1
Additional Paid-in-Capital	93,160
Retained Earnings (Deficit)	(416)
Treasury Stock
Recorded at cost—58,140 shares	(2,980)

Total Stockholders’ Equity	89,767

Total Liabilities and Stockholders’ Equity	$103,680

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

GRYPHON EXPLORATION COMPANY

STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year ended December 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(519)	$84
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	6,521	1,769
Loss on Derivative Instruments	1,352	—
Deferred Income Taxes	862	(2)
Changes in Operating Assets and Liabilities
Restricted Cash Deposits	—	9,425
Accounts Receivable	(1,869)	(246)
Prepaid Expenses	(1,920)	(3,084)
Accounts Payable and Current Liabilities	5,517	(6,123)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	9,944	1,823

CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and Gas Property Additions	(43,495)	(36,599)
Purchases of Fixed Assets	(323)	(512)

NET CASH USED IN INVESTING ACTIVITIES	(43,818)	(37,111)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Preferred Stock	30,000	30,000
Purchase of Treasury Stock	(2,562)	(418)
Offering Costs	—	(6)
Proceeds from borrowings	—	1,804
Repayment of borrowings	—	(716)

NET CASH PROVIDED BY FINANCING ACTIVITIES	27,438	30,664

NET DECREASE IN CASH	(6,436)	(4,624)
CASH—BEGINNING OF PERIOD	9,683	14,307

CASH—END OF PERIOD	$3,247	$9,683

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

As of December 31, 2002, the Company had hedged portions of its expected 2003 natural gas production as follows:

Instrument	Volume (mmbtus)	Prices
Swaps	2,300,000	$3.95-$4.08
Collars	1,320,000	floor—$3.50/cap—$6.00

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

The following table summarizes the costs of unproved properties for the periods during which the costs were incurred:

	December 31,
	2002	2001
Period that costs were incurred—
Inception through December 31, 2000	$15,469	$15,469
2001	12,598	12,598
2002	8,618	—

Totals	$36,685	$28,067

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

The Company began production of oil and gas in February 2001. The Company capitalized as oil and gas property costs approximately $2,048 and $2,023 of general and administrative expenses directly related to its exploration and development activities in 2002 and 2001, respectively.

The Company has made a substantial investment in acquiring, processing and reprocessing Gulf of Mexico seismic data, which cover various areas having an aggregate size of 18,000 square miles. The costs of these projects become subject to amortization on a ratable basis as prospects are identified in each of the data set project areas.

Costs Incurred

Costs incurred in oil and gas property acquisition, exploration, and development activities are set forth in the table below:

	Year ended December 31,
	2002	2001
Acquisition of Properties:
Proved Properties	$—	$—
Unproved Properties	8,414	4,377
Exploration Costs	19,788	22,254
Development Costs	15,288	9,948

Total	$43,490	$36,579

For the years ended December 31, 2002 and 2001 depreciation, depletion and amortization of the capitalized costs of oil and gas properties was $1.70 and $1.52 per mcfe, respectively.

GRYPHON EXPLORATION COMPANY

SUPPLEMENTAL INFORMATION TO THE FINANCIAL STATEMENTS

OIL AND GAS RESERVES AND RELATED FINANCIAL DATA – (Continued)

(dollars in thousands)

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

OIL AND GAS RESERVES AND RELATED FINANCIAL DATA – (Continued)

(dollars in thousands)

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

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is set forth in the following table:

	December 31,
	2002	2001
Future Cash Inflows (Sales)	$148,628	$49,949
Less—Future Costs:
Production	(8,923)	(4,499)
Development and Dismantlement	(7,288)	(2,926)

Future Net Cash Flows before Income Taxes	132,417	42,524
Less—10% Annual Discount for Estimated Timing of Cash Flow	(25,477)	(9,956)

Present Value of Future net Cash Flows before Income Taxes	106,940	32,568
Less—Present Value of Future Income Taxes	(11,728)	(3,790)

Standardized Measure of Discounted Future net Cash Flows	$95,212	$28,778

The following table summarizes the principal sources of change in the standardized measure of discounted future net cash flows:

	Year ended December 31,
	2002	2001
Standardized Measure—Beginning of Period	$28,778	$9,139
Increases (Decreases)—
Sales, net of Production Costs	(8,465)	(2,128)
Increase due to passage of time (Accretion of Discount)	3,257	975
Net Change in Sales Prices, net of Production Costs	24,104	(11,258)
Changes in Estimated Future Development Costs	122	—
Revisions of Quantity Estimates	(14,784)	(3,047)
Extensions, Discoveries and Other Additions, net of Future Production and Development Costs	69,357	34,232
Development Costs Incurred during the Period that Reduced Previously Estimated Development Cost	1,308	735
Net Change in Income Taxes	(7,938)	138
Changes in Production Rates (timing) and Other	(528)	(8)

Standardized Measure—End of Period	$95,211	$28,778