Form 10-Q
period 2004-06-30
CHENIERE ENERGY INC
filed 2004-08-10
CIK 3570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 5, 2004, there were 19,201,920 shares of Cheniere Energy, Inc. Common Stock, $.003 par value, issued and outstanding.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$9,999,359	$1,257,693
Restricted Certificate of Deposit	1,123,094	—
Accounts Receivable
Affiliates	—	1,000,000
Other	326,862	1,828,065
Prepaid Expenses	303,183	401,594
Total Current Assets	11,752,498	4,487,352
OIL AND GAS PROPERTIES, full cost method
Proved Properties, net	981,795	1,087,152
Unproved Properties, not subject to amortization	18,473,490	18,047,802
Total Oil and Gas Properties	19,455,285	19,134,954
LNG SITE & OTHER RELATED COSTS	585,035	310,500
FIXED ASSETS, net	961,273	578,281
INVESTMENT IN UNCONSOLIDATED AFFILIATE	—	—
INVESTMENT IN LIMITED PARTNERSHIP	667,271	—
INTANGIBLE LNG ASSETS	79,670	79,670

Total Assets	$33,501,032	$24,590,757

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$1,478,941	$1,984,314
Accrued Liabilities	1,827,153	1,347,512
Note Payable	—	1,000,000
Total Current Liabilities	3,306,094	4,331,826
DEFERRED REVENUE	1,000,000	1,000,000
MINORITY INTEREST	72,653	120,032
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred Stock, $.0001 par value Authorized: 5,000,000 shares Issued and Outstanding: none	—	—
Common Stock, $.003 par value Authorized: 40,000,000 shares Issued and Outstanding: 19,070,459 shares at June 30, 2004 and 16,488,187 shares at December 31, 2003	57,212	49,465
Additional Paid-in-Capital	70,169,832	48,034,244
Deferred Compensation	(3,032,083)	—
Accumulated Deficit	(38,072,676)	(28,944,810)
Total Stockholders’ Equity	29,122,285	19,138,899

Total Liabilities and Stockholders’ Equity	$33,501,032	$24,590,757

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues
Oil and Gas Sales	$334,646	$121,300	$666,991	$231,420
Total Revenues	334,646	121,300	666,991	231,420

Operating Costs and Expenses
Production Taxes	6,850	—	14,228	—
Depreciation, Depletion and Amortization	160,930	91,311	366,355	150,003
General and Administrative Expenses
LNG Terminal Development	5,453,877	623,048	9,329,653	1,017,109
Non-Cash Compensation	434,999	—	2,260,833	—
Other	1,605,341	592,690	3,240,911	1,112,801
General and Administrative Expenses	7,494,217	1,215,738	14,831,397	2,129,910
Total Operating Costs and Expenses	7,661,997	1,307,049	15,211,980	2,279,913

Loss from Operations	(7,327,351)	(1,185,749)	(14,544,989)	(2,048,493)

Equity in Net Income (Loss) of Limited Partnership	(1,487,904)	(859,947)	667,271	(2,059,947)
Gain on Sale of LNG Assets	—	—	—	4,760,000
Gain on Sale of Limited Partnership Interest	—	—	—	423,454
Reimbursement from Limited Partnership Investment	—	—	2,500,000	—
Interest Income	10,441	687	16,473	1,286

Income (Loss) Before Income Taxes and Minority Interest	(8,804,814)	(2,045,009)	(11,361,245)	1,076,300
Provision for Income Taxes	—	—	—	—

Income (Loss) Before Minority Interest	(8,804,814)	(2,045,009)	(11,361,245)	1,076,300
Minority Interest	751,907	420,767	2,233,379	420,767

Net Income (Loss)	$(8,052,907)	$(1,624,242)	$(9,127,866)	$1,497,067

Net Income (Loss) Per Share - Basic	$(0.43)	$(0.11)	$(0.49)	$0.11

Net Income (Loss) Per Share - Diluted	$(0.43)	$(0.11)	$(0.49)	$0.10

Weighted Average Number of Shares Outstanding - Basic	18,916,701	14,420,250	18,512,980	13,861,923

Weighted Average Number of Shares Outstanding - Diluted	18,916,701	14,420,250	18,512,980	14,446,284

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders’
	Shares	Amount				Equity

Balance - December 31, 2002	13,297,393	$39,892	$41,414,236	$—	$(23,656,793)	$17,797,335
Issuances of Stock	1,570,892	4,713	2,581,126	—	—	2,585,839
Issuances of Warrants	—	—	945,049	—	—	945,049
Expenses Related to Offerings	—	—	(40,189)	—	—	(40,189)
Net Income	—	—	—	—	1,497,067	1,497,067
Balance - June 30, 2003	14,868,285	$44,605	$44,900,222	$—	$(22,159,726)	$22,785,101

Balance - December 31, 2003	16,488,187	$49,465	$48,034,244	$—	$(28,944,810)	$19,138,899
Issuances of Stock	2,326,939	6,981	19,271,604	—	—	19,278,585
Issuance of Restricted Stock	255,333	766	3,829,234	(3,830,000)	—	—
Amortization of Deferred Compensation	—	—	—	797,917	—	797,917
Expenses Related to Offerings	—	—	(965,250)	—	—	(965,250)
Net Loss	—	—	—	—	(9,127,866)	(9,127,866)
Balance - June 30, 2004	19,070,459	$57,212	$70,169,832	$(3,032,083)	$(38,072,676)	$29,122,285

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(9,127,866)	$1,497,067
Adjustments to Reconcile Net Income (Loss) to
Net Cash Used in Operating Activities:
Depreciation, Depletion and Amortization	366,355	150,003
Non-Cash Compensation	2,260,833	—
Equity in Net (Income) Loss of Limited Partnership	(667,271)	2,059,947
Gain on Sale of LNG Assets	—	(4,760,000)
Gain on Sale of Limited Partnership Interest	—	(423,454)
Reimbursement from Limited Partnership Investment	(2,500,000)	—
Minority Interest	(2,233,379)	(420,767)
Other	132,540	(3,636)
Changes in Operating Assets and Liabilities
Accounts Receivable - Affiliates	1,000,000	—
Other Accounts Receivable	156,950	233,938
Prepaid Expenses	(94,949)	(215,072)
Accounts Payable and Accrued Liabilities	122,502	(564,718)
NET CASH USED IN OPERATING ACTIVITIES	(10,584,285)	(2,446,692)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Fixed Assets	(786,508)	(54,118)
Oil and Gas Property Additions	(742,997)	(852,365)
Sale of Interest in Oil and Gas Prospects	1,190,950	391,350
LNG Site and Other Related Costs	(180,068)	—
Sale of LNG Assets	—	2,250,000
Reimbursement from Limited Partnership Investment	2,500,000	—
Sale of Limited Partnership Interest	883,333	100,000
Purchase of Restricted Certificate of Deposit	(1,123,094)	—
NET CASH PROVIDED BY INVESTING ACTIVITIES	1,741,616	1,834,867

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuances of Notes Payable	—	225,000
Repayment of Note Payable	(1,000,000)	(75,000)
Sale of Common Stock	17,363,585	1,273,338
Offering Costs	(965,250)	(40,189)
Partnership Contributions by Minority Owner	2,186,000	510,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	17,584,335	1,893,149

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,741,666	1,281,324

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,257,693	590,039

CASH AND CASH EQUIVALENTS - END OF PERIOD	$9,999,359	$1,871,363

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

For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2003, as amended.  Interim results are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2004.  Certain reclassifications have been made to conform prior period amounts to the current period presentation.  These reclassifications have no effect on net income (loss) or stockholders’ equity.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities, and subsequently revised the Interpretation in December 2003 (FIN 46R).  This Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities, which have certain characteristics.  As revised, FIN 46R is now generally effective for financial statements for interim or annual periods ending on or after March 15, 2004.  We adopted FIN 46R effective January 1, 2004, with no material effect on our consolidated financial statements.

Other Recent Developments

In July 2003, an issue was brought before the FASB regarding whether or not contract-based oil and gas mineral rights held by lease or contract (“mineral rights”) should be recorded or disclosed as intangible assets.  The issue presents a view that these mineral rights are intangible assets as defined in Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and, therefore, should be classified separately on the balance sheet as intangible assets.  SFAS No. 141 and SFAS No. 142, “Goodwill and Other Intangible Assets,” became effective for transactions subsequent to June 30, 2001, with the disclosure requirements of SFAS No. 142 required as of January 1, 2002. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and that intangible assets be disaggregated and reported separately from goodwill.  SFAS No. 142 established new accounting guidelines for both finite lived intangible assets and indefinite lived intangible assets.  Under the statement, intangible assets should be separately reported on the face of the balance sheet and accompanied by disclosure in the notes to financial statements.  SFAS No. 142 does not apply to accounting utilized by the oil and gas industry as prescribed by SFAS No. 19, and is silent about whether or not its disclosure provisions apply to oil and gas companies.

In July 2004, the FASB proposed FSP FAS 142-b, “Application of FAS 142 to Oil and Gas Producing Entities.” The proposed FSP clarifies that the exception in paragraph 8(b) of SFAS No. 142 includes the balance sheet classification and disclosures for drilling and mineral rights of oil and gas producing entities.  Accordingly, the FASB staff believes that the exception extends to the disclosure provisions of SFAS No. 142 for drilling and mineral rights of oil and gas producing entities. The consensus will be effective when the FSP is finalized.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-Based Compensation

We account for employee stock-based compensation granted under our long-term incentive plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Stock-based compensation expense associated with option grants were not recognized in net income (loss) for the three and six month periods ended June 30, 2004 and 2003, as all options granted had exercise prices equal to the market value of the underlying common stock on the dates of grant.  The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

		Three Months Ended June 30,		Six Months Ended June 30,
		2004	2003	2004	2003

Net income (loss), as reported		$(8,052,907)	$(1,624,242)	$(9,127,866)	$1,497,067

Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(508,635)	(223,906)	(910,183)	(364,968)

Pro forma net income (loss)		$(8,561,542)	$(1,848,148)	$(10,038,049)	$1,132,099

Net income (loss) per share:
	Basic - as reported	$(0.43)	$(0.11)	$(0.49)	$0.11
	Basic - pro forma	$(0.45)	$(0.13)	$(0.54)	$0.08
	Diluted - as reported	$(0.43)	$(0.11)	$(0.49)	$0.10
	Diluted - pro forma	$(0.45)	$(0.13)	$(0.54)	$0.08

Note 2 – Restricted Certificate of Deposit

In connection with our office lease, we were required to provide a letter of credit in the amount of $1,123,094 (see Note 8).  On June 23, 2004, we purchased a certificate of deposit in the amount of $1,123,094 and entered into a pledge agreement in favor of the commercial bank that issued the letter of credit.     Under the terms of the pledge agreement, the commercial bank was assigned a security interest in the certificate of deposit as collateral for the letter of credit.  As a result, the certificate of deposit is classified as restricted on our balance sheet at June 30, 2004. The certificate of deposit matures on November 15, 2004 and bears a fixed interest rate of 1.7% per annum.

Note 3 – Investment in Unconsolidated Affiliate

Prior to January 1, 2003, we accounted for our investment in Gryphon Exploration Company (“Gryphon”) using the equity method of accounting because our participation on the Gryphon board of directors provided us with the ability to exercise significant influence over the operating and financial policies of Gryphon.  In December 2002, the extent of such influence was diminished when one of the two Cheniere-appointed representatives on the Gryphon board of directors resigned from his position as an officer of Cheniere.  Accordingly, effective January 1, 2003, we began accounting for our investment in Gryphon using the cost method of accounting.  As of December 31, 2002, Warburg, Pincus Equity Partners, L.P. (“Warburg”) had invested $85,000,000 in Gryphon convertible preferred stock.  If Warburg had converted its investment to common stock as of such date, our ownership interest would have been 9.3%.  This effective percent ownership remains unchanged as of June 30, 2004.

As of December 31, 2002, as a result of Gryphon’s cumulative losses and preferred dividend arrearages, our investment in Gryphon was reduced to zero, but not below zero, because we have not guaranteed any obligations of Gryphon, and we are not committed to provide additional financial support to Gryphon.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 – Investment in Limited Partnership

In August 2002, we entered into an agreement with entities controlled by Michael S. Smith (“Smith”) to sell a 60% interest in the Freeport site and project.  On February 27, 2003, we sold our interest in the site and project to Freeport LNG Development, L.P.  (“Freeport LNG”), in which we held a 40% limited partner interest.  Smith holds a 60% limited partner interest in Freeport LNG.  We recovered $1,740,426 in costs that we had incurred on the project and received an additional $5,000,000 ($2,500,000 during 2003 and $2,500,000 in January 2004) from Freeport LNG.  For the funding of Freeport LNG project development costs, Smith also committed to contribute up to $9,000,000 and to allocate available proceeds from any sales of options or capacity reservations and/or proceeds from loans related to capacity reservations to these costs.  In connection with the closing, we issued warrants to Freeport LNG Investments, LLC to purchase 700,000 shares of Cheniere common stock at a price of $2.50 per share, exercisable for a period of 10 years.

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

We accounted for the transfer of the site and planned LNG receiving terminal to Freeport LNG in accordance with Emerging Issues Task Force Issue No. 01-2, Interpretations of APB Opinion No. 29.  Accordingly, we recorded a $4,760,000 gain on the sale of LNG assets to the extent of the 60% interest not retained.

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

In January 2004, we received the final $2,500,000 payment from Freeport LNG.  As our investment basis in Freeport LNG had been reduced to zero, the payment was recorded as a reimbursement from limited partnership investment in our consolidated statement of operations for the three months ended March 31, 2004.  For the three and six months ended June 30, 2004, our 30% equity share of net income (loss) from the Freeport partnership was $(1,487,904) and $667,271 (after deducting the $278,071 loss that was not recorded as of December 31, 2003 discussed above), respectively.

The financial position of Freeport LNG at June 30, 2004 and December 31, 2003 and the results of Freeport LNG’s operations for the three and six months ended June 30, 2004 and 2003 are summarized as follows (in thousands):

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	June 30, 2004	December 31, 2003
Current assets	$ 187	$ 295
Fixed assets, net, and security deposit	160	150
Other long-term assets	609	—
Total assets	$ 956	$ 445
Current liabilities	$ 3,977	$ 5,887
Partners’ capital	(3,021)	(5,442)
Total liabilities and partners’ capital	$ 956	$ 445

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004		2003
Revenue	$4	$—	$10,004		$—
Income (loss) from continuing operations	(4,960)	(2,860)	3,151		(6,860)
Net income (loss)	(4,960)	(2,866)	3,151		(6,866)
Cheniere’s equity in net income (loss) of limited partnership	(1,488)	(860)	667	(1)	(2,060)

(1)          Represents equity in net income for the six months ended June 30, 2004, less $278,000 equity in loss not recorded as of December 31, 2003.

Note 5 - Minority Interest in Limited Partnership

In May 2003, we formed a limited partnership, Corpus Christi LNG, L.P. (“Corpus LNG”) to develop an LNG receiving terminal near Corpus Christi, Texas.  Under the terms of the limited partnership agreement, we contributed our technical expertise and know-how, and all of the work in progress related to the Corpus Christi project, in exchange for a 66.7% interest in Corpus LNG.  We also manage the project through the general partner interest held by our wholly-owned subsidiary.

Our consolidated financial statements include the accounts of Corpus LNG.  Substantially all Corpus LNG expenditures incurred through March 31, 2004 were the obligation of the minority owner, as the minority owner was required to fund 100% of the first $4,500,000 of partnership expenditures.  As partnership expenditures had reached $4,500,000 as of March 31, 2004, the minority interest owner began sharing all subsequent expenditures based on its 33.3% limited partner interest.  As a result, we recorded $751,907 and $2,233,379 in our consolidated statements of operations for the three months and six months ended June 30, 2004, respectively, related to the minority interest owner’s share of the net loss of Corpus LNG for each period.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 – Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2004	December 31, 2003
	(Unaudited)
Taxes other than income	$36,428	$36,986
LNG terminal development costs	1,438,477	1,183,191
Other accrued liabilities	352,248	127,335
	$1,827,153	$1,347,512

Note 7—Deferred Revenue

On December 23, 2003, Cheniere LNG Services, Inc. (“Cheniere LNG Services”), a wholly-owned subsidiary of Cheniere, entered into a shareholders agreement whereby it became a minority owner of J&S Cheniere S.A., a Switzerland joint-stock company (“J&S Cheniere”).  We account for this investment using the cost method of accounting.  At June 30, 2004 and December 31, 2003, our investment basis was zero.

Also on December 23, 2003, Cheniere LNG, Inc. (“Cheniere LNG”), a wholly-owned subsidiary of Cheniere, and J&S Cheniere entered into an option agreement providing J&S Cheniere an option to purchase liquefied natural gas (“LNG”) storage tank capacity and regas capacity of up to 200 million cubic feet per day (“Mmcf/d”) in each of Cheniere LNG’s Sabine Pass and Corpus Christi LNG facilities. Following execution of the option agreement, $1,000,000 was paid by J&S Cheniere to Cheniere LNG in January 2004.  The payment was recorded as deferred revenue because the option fee is refundable if Cheniere LNG does not receive approval from the Federal Energy Regulatory Commission (“FERC”) for at least one of the terminals and it does not proceed with the development of at least one of the terminals.  Upon obtaining FERC and other related approvals and receipt of permits for each terminal, J&S Cheniere has 60 days to exercise its option at each terminal.  The option agreement contemplates negotiation of a definitive terminal use agreement for each of the facilities, which will specify the terms and conditions of the purchase and sale of the capacity and related services.  Cheniere LNG will record the option fee as revenue once it is no longer subject to refund.

Note 8 – Note Payable

On June 23, 2004, we terminated our line of credit with a commercial bank.  This facility was originally established on July 25, 2003 as a $5,000,000 line of credit, with a borrowing base of $2,000,000.  The facility was secured by our assets, and its term, as amended, ran through December 31, 2004.  Borrowings bore interest at the bank’s prime rate plus 2.5% per annum. In addition, a commitment fee of 0.5% per annum was assessed on the unused borrowing base capacity.  A loan origination fee of 1% of the initial borrowing base was paid at closing.  During 2003, we borrowed $1,000,000 under the facility to acquire oil and gas leases.  The balance was repaid in January 2004.  We also used the facility to establish a standby letter of credit in the amount of $865,142 in connection with our office lease.  In April 2004, the letter of credit amount was increased to $1,123,094 related to the planned expansion of our office space.  Although we have terminated the line of credit, the letter of credit remains in place and is secured by a certificate of deposit (See Note 2).

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 – Non-Cash Transactions

In February 2003, in connection with the sale of a 60% interest in its Freeport LNG project, we issued warrants valued at $540,015 to purchase 700,000 shares of Cheniere common stock to Freeport LNG Investments, LLC.  As a result of the closing on the Freeport transaction, we issued additional warrants valued at $173,576 to purchase 225,000 shares of Cheniere common stock to LNG consultants for services previously performed for us.  In March 2003, in connection with the sale of a 10% interest in the limited partnership, we issued warrants valued at $241,893 to purchase 300,000 shares of Cheniere common stock to Contango, and Contango canceled the $750,000 note previously payable by Cheniere to Contango.

On February 2, 2004, under the Cheniere Energy, Inc. 2003 Stock Incentive Plan (the “2003 Stock Incentive Plan”), 383,000 shares were issued to employees and outside directors in the form of bonus and restricted stock awards.  We recorded $1,915,000 of non-cash compensation in February 2004 related to the issuance of 127,667 shares (bonus stock awards) valued at $15.00 per share, which shares were fully vested on the date of grant.  In addition, we recorded $3,830,000 of deferred compensation as a reduction to stockholders’ equity related to the issuance of 255,333 shares (restricted stock awards) valued at $15.00 per share on the grant date that vests on each of the first and second anniversaries of the grant date.  As of June 30, 2004, $797,917 of deferred compensation had been amortized.

During the six months ended June 30, 2004, 159,715 shares of Cheniere common stock were issued in satisfaction of cashless exercises of stock options to purchase 189,612 shares.

Note 10 – Net Income (Loss) Per Share

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

The following table is a reconciliation of the basic and diluted weighted average shares outstanding for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Weighted average common shares outstanding:
Basic	18,916,701	14,420,250	18,512,980	13,861,923
Dilutive common stock options (a)	—	—	—	450,679
Dilutive common stock warrants (b)	—	—	—	133,682
Diluted	18,916,701	14,420,250	18,512,980	14,446,284

(a)          Options to purchase 140,604 and 427,361 shares of common stock were outstanding but not included in the computation of diluted net loss per share for the three months ended June 30, 2004 and 2003, respectively, because the exercise prices of the options were greater than the average market price of the common shares and would be anti-dilutive to the computations.  In-the-money options representing 1,520,254 and 709,947 weighted average equivalent shares of common stock were not included in the computation of diluted net loss per share for the three months ended June 30, 2004 and 2003, respectively, because they have an anti-dilutive effect to net loss per share.  Options to purchase 106,538 and 467,361 shares of common stock were outstanding but not included in the computations of diluted net loss and income per share for the six months ended June 30, 2004 and 2003,

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

respectively, because the exercise prices of the options were greater than the average market price of the common shares and would be anti-dilutive to the computations.  In-the-money options representing 1,444,704 shares of common stock were not included in the computation of diluted net loss per share for the six months ended June 30, 2004, because they have an anti-dilutive effect to net loss per share.

(b)         Warrants to purchase 821,179 shares of common stock were outstanding but not included in the computation of diluted net loss per share for the three months ended June 30, 2003, because the exercise prices of the warrants were greater than the average market price of the common shares and would be anti-dilutive to the computation.  In-the-money warrants representing 942,083 and 353,940 shares of common stock were not included in the computation of diluted net loss per share for the three months ended June 30, 2004 and 2003, respectively, because they have an anti-dilutive effect to net loss per share.  Warrants to purchase 2,396,179 shares of common stock were outstanding but not included in the computation of diluted net income per share for the six months ended June 30, 2003, because the exercise prices of the warrants were greater than the average market price of the common shares and would be anti-dilutive to the computation.  In-the-money warrants to purchase 942,083 weighted average equivalent shares of common stock were not included in the computation of diluted net loss per share for the six months ended June 30, 2004, because they have an anti-dilutive effect to net loss per share.

Note 11 – Commitments and Contingencies

We are party to a technical services agreement and a memorandum of understanding with an engineering, procurement and construction contractor which provide, respectively, for the front-end engineering and design work for two LNG receiving terminals and the development of an estimate for a lump sum turnkey contract (“Turnkey Contract”) with respect to each terminal. Under the terms of the memorandum of understanding, the contractor is to perform certain services, at its cost, in developing Turnkey Contract estimates and proposed scope of work and related schedules that would be required in connection with each Turnkey Contract.  If a Turnkey Contract is not signed with this contractor by December 31, 2004, then we will be obligated to reimburse the contractor for its actual costs under the memorandum of understanding, up to a maximum of $500,000.

On May 11, 2004, we amended our office lease agreement in order to expand our existing office space (the “Expansion Space”).  The term for the Expansion Space is for five years with an option, subject and subordinate to another tenant’s renewal option, to renew for a term that would coincide with the term of our existing space that terminates in January 2014.   No rent is payable for the first nine months of the five-year term.  Total payments for the remainder of the five-year lease term are $200,292 per year.

Note 12 – Business Segment Information

Our business activities are conducted within two principal operating segments: LNG receiving terminal development and oil and gas exploration and development.  These segments operate independently, and there are no intercompany revenues or expenses between them.

The LNG receiving terminal segment is in the preliminary stage of developing LNG receiving terminals along the U.S. Gulf Coast, primarily near Corpus Christi, Texas, Sabine Pass, Louisiana and Freeport, Texas.

The oil and gas exploration and development segment explores for oil and natural gas using a regional database of 7,000 square miles of regional 3D seismic data.  Exploration efforts are focused on the

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

shallow waters of the Gulf of Mexico offshore of Louisiana and Texas and consist primarily of seismic data interpretation and prospect generation activities.  This segment participates in drilling and production operations with industry partners on the prospects that we generate.

The following table summarizes our revenues, net income (loss) and total assets for each of our operating segments:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Revenues:
LNG Receiving Terminal	$—	$—	$—	$—
Oil & Gas Exploration and Development	334,645	121,300	666,991	231,420
Total	334,645	121,300	666,991	231,420
Corporate and Other (1)	—	—	—	—
Total Consolidated	$334,645	$121,300	$666,991	$231,420

Net Income (Loss):
LNG Receiving Terminal	(6,302,655)	(1,094,628)	(4,567,067)	2,478,365
Oil & Gas Exploration and Development	152,798	88,661	403,922	179,849
Total	(6,149,857)	(1,005,967)	(4,163,145)	2,658,214
Corporate and Other (1)	(1,903,050)	(618,275)	(4,964,721)	(1,161,147)
Total Consolidated	(8,052,907)	(1,624,242)	(9,127,866)	1,497,067

	June 30, 2004	December 31, 2003
Total Assets:
LNG Receiving Terminal	$1,725,538	$2,952,816
Oil & Gas Exploration and Development	19,920,089	20,219,541
Total	21,645,627	23,172,357
Corporate and Other (1)	11,855,405	1,418,400
Total Consolidated	$33,501,032	$24,590,757

(1)          Includes corporate activities and certain intercompany eliminations.

Note 13 – Subsequent Events

In early August 2004, 75,000 shares of Cheniere common stock were issued pursuant to the exercise of stock options, resulting in net cash proceeds of $450,000.  An additional 56,461 shares of Cheniere common stock were issued in a cashless exercise of warrants to purchase 62,500 shares.

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

Because we are in the preliminary stage of developing LNG receiving terminals, substantially all of the costs related to such activities are expensed as incurred.  Such costs primarily include professional fees associated with front-end engineering and design work and obtaining FERC approval and other required permitting for two LNG receiving terminals located near Sabine Pass, Louisiana and Corpus Christi, Texas and their related natural gas pipelines.  We currently anticipate FERC approval and completion of the permitting process near the end of 2004 with construction of the LNG receiving terminals beginning shortly thereafter.  In addition, we own a 30% limited partnership interest in Freeport LNG, which is developing an LNG receiving terminal site near Freeport, Texas.  This project received FERC approval in June 2004 and construction could begin as early as the end of 2004.

Our unaudited consolidated financial statements and notes thereto relate to the three-month and six-month periods ended June 30, 2004 and 2003.  These statements, the notes thereto and the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003, as amended, contain detailed information that should be referred to in conjunction with the following discussion.

Results of Operations—Comparison of the Three-Month Periods Ended June 30, 2004 and 2003

Overview—Our financial results for the three months ended June 30, 2004 reflect a loss of $8,052,907, or $0.43 per share (basic and diluted), compared to a loss of $1,624,242, or $0.11 per share (basic and diluted), during the corresponding period in 2003.  The major factors contributing to our loss during the second quarter of 2004 were: (1) LNG receiving terminal development expenses of $5,453,877 (which were offset by a $751,907 minority interest in the operations of Corpus LNG), (2) other general and administrative expenses of $1,605,341 and (3) our equity share of the net loss in Freeport LNG of $1,487,904.

LNG Terminal Development Activities—LNG terminal development expenses were 775% higher in the second quarter of 2004 ($5,453,877) than in the second quarter of 2003 ($623,048).  These expenses were significantly higher in the second quarter of 2004 because we accelerated, beginning in the third and fourth quarters of 2003, the schedule of terminal development at our two sites located near Sabine Pass, Louisiana and Corpus Christi, Texas.  During the first quarter of 2003, we phased out our direct involvement in developing the Freeport LNG terminal site where we now participate through our 30% limited partner interest and record our equity share of partnership net income (loss) under the equity method of accounting.  As a result, second quarter 2003 LNG terminal development expenses did not include any expenses related to the Freeport LNG project and included minimal costs primarily related to the initial start-up of our Corpus LNG project.

During the second quarter of 2004, we recorded $2,402,075 in terminal development expenses related to the Corpus LNG terminal in which we are the general partner and own a 66.7% limited partner interest.  This amount was partially offset by $751,907 related to the minority interest of our 33.3% limited partner.  We also incurred $2,292,000 in direct terminal development expenses during the second quarter of 2004 related to the Sabine Pass terminal, where we own 100% of the project.  In addition, in the second quarter of 2004, we incurred $797,400 (before overhead recovery of $225,000 from Corpus LNG) in LNG employee-related costs.  In connection with the expansion of our LNG terminal development business, our employee costs increased as we expanded our LNG staff from an average of 4 to 16 employees from the second quarter of 2003 to the second quarter of 2004.

During the second quarter of 2003, we incurred $623,048 in LNG receiving terminal development expenses.  Of this amount, $420,767 related to initial development costs for the Corpus LNG project.  However, these costs were entirely offset by the minority interest of our 33.3% limited partner who provided 100% of the funding for the first $4,500,000 of partnership expenditures. Because partnership expenditures had reached $4,500,000 as of March 31, 2004, the minority owner began sharing all subsequent expenditures based on its 33.3% limited partner interest.

During the second quarter of 2004, our 30% equity share of the loss from Freeport LNG was $1,487,904 compared to our equity share of the loss of $859,947 for the second quarter of 2003.

Non-Cash Compensation—Non-cash compensation during the second quarter of 2004 is related to restricted stock awards issued in February 2004 to employees and non-employee directors based on Cheniere’s performance in 2003.  The value of these restricted shares was recorded as a reduction to stockholders’ equity as deferred compensation to be amortized over two years as vesting occurs. The $434,999 (net of $43,750 capitalized as oil and gas property costs) recorded in the second quarter of 2004 is entirely related to the amortization of such deferred compensation.

Other General and Administrative Expenses—Other general and administrative (“G&A”) expenses are primarily related to our general corporate and other activities. These expenses increased $1,012,651, or 171%, to $1,605,341 in the second quarter of 2004 compared to $592,690 in the corresponding quarter in 2003.  The primary reasons for the increase in G&A are related to the expansion of our business (including increases in corporate staff from an average of 5 to 15 employees from the second quarter of 2003 to the second quarter of 2004) and increased professional and other fees in connection with securities compliance filings and increased securities registrations.  We capitalize as oil and gas property costs that portion of G&A expenses directly related to our exploration and development activities.  We capitalized $196,300 (in addition to the $43,750 related to non-cash compensation mentioned earlier) in the second quarter of 2004 compared to $248,000 during the comparable period in 2003.

Oil and Gas Activities—Oil and gas revenues increased by $213,346, or 176%, to $334,646 in the second quarter of 2004 from $121,300 in the second quarter of 2003 as a result of a 128% increase in production volumes (56,203 thousand cubic feet of natural gas equivalent (“Mcfe”) in the second quarter of 2004 compared with 24,685 Mcfe in the second quarter of 2003) and a 22% increase in average natural gas prices to $5.99 per thousand cubic feet (“Mcf”) in the second quarter of 2004 from $4.91 per Mcf in the second quarter of 2003.  We had production from an average of 9 wells in the second quarter of 2004 compared to an average of 5 wells in the second quarter of 2003.  We incurred little or no production cost in 2003 and 2004 because all of our revenues were generated from non-cost bearing overriding royalty interests.  The small amount of production cost in 2004 is attributable to our share of production taxes on a producing well located in Texas state waters.

Results of Operations—Comparison of the Six-Month Periods Ended June 30, 2004 and 2003

Overview—Our financial results for the six months ended June 30, 2004 reflect a loss of $9,127,866, or $0.49 per share (basic and diluted), compared to net income of $1,497,067, or $0.11 per basic share and $0.10 per diluted share, during the corresponding period in 2003.

The major factors contributing to our loss during the first half of 2004 were: (1) LNG receiving terminal development expenses of $9,329,653 (which were offset by a $2,233,379 minority interest in the operations of Corpus LNG), (2) non-cash compensation of $2,260,833 related to 2004 stock awards to employees and non-employee directors based on Cheniere’s performance in 2003 and (3) other general and administrative expenses of $3,240,911.  These factors were partially offset by a $2,500,000 reimbursement from our limited partnership investment in Freeport LNG and our equity share of the net income in Freeport LNG of $667,271.

Net income was recorded in the first half of 2003 as a result of a $4,760,000 gain on the sale of our Freeport LNG assets coupled with a $423,454 gain on the sale of a limited partnership interest in the Freeport LNG terminal.  These gains were partially offset by our equity share of the loss in Freeport LNG of $2,059,947, and LNG receiving terminal development expenses and other general and administrative expenses totaling $2,129,910.

LNG Terminal Development Activities—LNG terminal development expenses were 817% higher in the first half of 2004 ($9,329,653) than in the first half of 2003 ($1,017,109).  These expenses were significantly higher in the second half of 2004 because we accelerated, beginning in the third and fourth quarters of 2003, the schedule of terminal development at our two sites located near Sabine Pass, Louisiana and Corpus Christi, Texas.  During the first quarter of 2003, we phased out our direct involvement in developing the Freeport LNG terminal site where we now participate through our 30% limited partner interest and record our equity share of partnership net income (loss) under the equity method of accounting.  As a result, first half 2003 LNG terminal development expenses only included relatively minor amounts that were directly related to the Freeport LNG project.  Additionally, first half 2003 expenses where significantly less as we had incurred only minimal costs primarily related to the initial start-up of our Corpus LNG project  and, to a lesser extent, our Sabine Pass project.

During the first half of 2004, we recorded $3,883,547 in terminal development expenses related to the Corpus LNG terminal.  This amount was partially offset by $2,233,379 related to the minority interest of our 33.3% limited partner.  Substantially all expenditures incurred through March 31, 2004 were the obligation of the minority owner, as the minority owner was required to fund 100% of the first $4,500,000 of project expenditures.   As project expenditures had reached $4,500,000 by March 31, 2004, the minority owner began sharing all subsequent project expenditures based on its 33.3% limited partner interest.  Also during the first half of 2004, we incurred $4,209,000 in direct terminal development expenses related to our Sabine Pass terminal, in which we own 100% of the project.  In addition, during the first half of 2004, we incurred $1,388,262 (before overhead recovery of $450,000 from Corpus LNG) in LNG employee related costs.  In connection with the expansion of our LNG business, our employee costs increased as we expanded our LNG staff from an average of 3 to 13 employees from the first half of 2003 to the first half of 2004.

During the first half of 2003, we incurred $1,017,109 in LNG receiving terminal development expenses.  Of this amount, $420,767 related to initial development costs for the Corpus LNG project.  However, these costs were entirely offset by the minority interest of our 33.3% limited partner as discussed above.  We also incurred Freeport LNG project costs (incurred prior to the sale), LNG employee costs and initial project costs related to our Sabine Pass LNG receiving terminal.

In February 2003, our Freeport LNG terminal project was acquired by Freeport LNG in which we received a 40% limited partnership interest and payments to us totaling $5,000,000 over time.  In connection with the sale of LNG assets to Freeport LNG, we reported a gain of $4,760,000.  We also sold a 10% interest in Freeport LNG in March 2003 for $2,333,333, resulting in a gain of $423,454.  During 2003, we received payments totaling $2,500,000 from Freeport LNG, which were recorded as a reduction to our investment in the partnership.  In addition, during 2003 we recorded equity in the 2003 loss incurred by Freeport LNG attributable to our 30% limited partner interest, which reduced our investment to zero as of December 31, 2003.  In January 2004, we received the final $2,500,000 payment from Freeport LNG.  As our investment basis in Freeport LNG had been reduced to zero, the payment was recorded as a reimbursement from limited partnership investment in our consolidated statement of operations for the six months ended June 30, 2004.

During the first half of 2004, our 30% equity share of net income from Freeport LNG was $667,271, after deducting $278,071 of loss that was not recorded as of December 31, 2003.  This compares to our equity share of the loss of $2,059,947 for the first half of 2003.  The significant improvement from a loss to net income between periods for Freeport LNG was a result of Freeport LNG’s receipt of a nonrefundable capacity reservation fee of $10,000,000 from ConocoPhillips in January 2004.

Non-Cash Compensation—Non-cash compensation of $2,260,833 (net of $452,083 capitalized as oil and gas property costs) incurred during the first half of 2004 resulted from bonus and restricted stock awards issued in February 2004 to employees and non-employee directors based on Cheniere’s performance in 2003.  We expensed non-cash compensation in February 2004 related to the issuance of 127,667 shares (bonus stock awards) valued at $15.00 per share, which shares were fully vested on the date of grant.  In addition, we have recorded five months of non-cash compensation related to the amortization of restricted stock awards previously recorded as deferred compensation and amortizable over two years as vesting occurs.

Other General and Administrative Expenses—Other G&A expenses primarily relate to our general corporate and other activities.  These expenses increased $2,128,110, or 191%, to $3,240,911 in the first half of 2004 compared to $1,112,801 in the first half of 2003.  The primary reasons for the increase in G&A are related to the expansion of our business (including increases in corporate staff from an average of 6 to 13 employees from the first half of 2003 to the first half of 2004) and increased professional and other fees in connection with securities compliance filings and increased securities registrations.  We capitalize as oil and gas property costs that portion of G&A expenses directly related to our exploration and development activities.  We capitalized $523,904 (in addition to the $452,083 related to non-cash compensation mentioned earlier) in the first half of 2004 compared to $480,000 during the comparable period in 2003.

Oil and Gas Activities—Oil and gas revenues increased by $435,571, or 188%, to $666,991 in the first half of 2004 from $231,420 in the first half of 2003 as a result of a 191% increase in production volumes (113,840 Mcfe in the first half of 2004 compared with 39,172 Mcfe in the first half of 2003).  Average natural gas prices remained almost level at $5.88 per Mcf in the first half of 2004 compared to $5.91 per Mcf in the first half of 2003.  We had production from an average of 10 wells in the first half of 2004 as compared with an average of 5 wells in the first half of 2003.  We incurred little or no production cost in 2003 and 2004 because all of our revenues were generated from non-cost bearing overriding royalty interests.  The small amount of production cost in 2004 is attributable to our share of production taxes on a producing well located in Texas state waters.

Liquidity and Capital Resources

We currently anticipate FERC approval and completion of the permitting process for our proposed Sabine Pass and Corpus Christi LNG receiving terminal projects near the end of 2004 with construction of the LNG receiving terminals beginning shortly thereafter.  We intend to finance the construction of the two LNG receiving terminals and our longer-term liquidity needs through issuances of Cheniere debt or equity securities and issuances of project level debt or equity securities or a combination thereof.  We anticipate meeting our more immediate liquidity requirements prior to obtaining FERC approval and completing the permitting processes for the two projects through a combination of cash balances, collection of receivables, issuances of common stock pursuant to exercises by the holders of existing warrants and options, and sales of prospects generated by our exploration group.

  In addition, in January 2004, we initiated the marketing of regas capacity for both of our proposed LNG receiving terminals.  We have actively engaged in the marketing process since that time, seeking long-term contracts for as much as three billion cubic feet per day (“Bcf/d”) of regas capacity.  We are presently in negotiations with potential customers who may become core tenants of our LNG receiving terminals.  We expect that upon execution of each terminal use agreement, we will receive an advance payment for regas capacity sold.  This would provide additional capital to help meet our ongoing liquidity needs.  Furthermore, we intend that such terminal use agreements will serve as collateral to facilitate project level debt financing that we might obtain for the construction of the two LNG receiving terminals.

 There can be no assurance, however, that we will be able to obtain additional capital from one or more of the sources mentioned above.  In the event that we are unable to obtain such additional capital, our operations could be materially and adversely affected.

At June 30, 2004, we had working capital of $8,446,404 compared to $155,526 at December 31, 2003.  The increase is primarily attributable to the sale of our common stock through a private placement offering in January 2004 and exercises of warrants and stock options that resulted in aggregate net proceeds of $16,398,335.  We also received a $2,500,000 payment from Freeport LNG, which was payable pursuant to the sale of a 60% interest in the Freeport LNG project, and $2,186,000 in partnership contributions from our Corpus LNG minority owner.  Major uses of working capital included $12,570,564 related to LNG terminal development and other general and administrative expenses during the six months ended June 30, 2004.

Cash Flow Used in Operating Activities

Net cash used in operations for the six months ended June 30, 2004 totaled $10,584,285, compared to net cash used in operations of $2,446,692 for the same period in 2003.  The increase in cash used in operations is a direct result of the expansion of our LNG receiving terminal business.  In the first quarter of 2003, we phased out our direct involvement in developing the Freeport LNG terminal site, but in subsequent periods, we accelerated the development schedule of our Sabine Pass LNG and Corpus LNG terminals.

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

On February 2, 2004, under the 2003 Stock Incentive Plan, 383,000 shares were issued to employees and outside directors in the form of bonus and restricted stock awards related to our overall

2003 performance.  We recorded $1,915,000 of non-cash compensation in February 2004 related to the issuance of 127,667 shares (bonus stock awards) valued at $15.00 per share that were fully vested on the date of grant.  In addition, we recorded $3,830,000 of deferred compensation as a reduction to stockholders’ equity related to the issuance of 255,333 shares (restricted stock awards) valued at $15.00 per share on the grant date that vests on each of the first and second anniversaries of the grant date.  As of June 30, 2004, $797,917 of deferred compensation had been amortized.

In the first half of 2004, a total of 582,057 shares of Cheniere common stock were issued pursuant to the exercise of stock options, resulting in net cash proceeds of $1,102,961.  An additional 159,715 shares of Cheniere common stock were issued in satisfaction of cashless exercises of options to purchase 189,612 shares of common stock.  A total of 357,500 shares of Cheniere common stock were also issued pursuant to the exercise of warrants, resulting in net proceeds of $1,410,625.

Bank Line of Credit

On June 23, 2004, we terminated our $5,000,000 line of credit with a commercial bank.  This facility was originally established on July 25, 2003 with a borrowing base of $2,000,000.  The facility was secured by our assets, and its term, as amended, ran through December 31, 2004.  Borrowings bore interest at the bank’s prime rate plus 2.5% per annum. In addition, a commitment fee of 0.5% per annum was assessed on the unused borrowing base capacity.  A loan origination fee of 1% of the initial borrowing base was paid at closing.  During 2003, we borrowed $1,000,000 under the facility to acquire oil and gas leases.  The balance was repaid in January 2004. We also used the facility to establish a standby letter of credit in the amount of $865,142 in connection with our office lease.  In April 2004, the letter of credit amount was increased to $1,123,094 related to the planned expansion of our office space.

Restricted Certificate of Deposit

In conjunction with the termination of our line of credit,  we purchased a certificate of deposit in the amount of $1,123,094.  We also entered into a pledge agreement in favor of the commercial bank that had previously issued a letter of credit for $1,123,094 related to our office lease.  Under the terms of the pledge agreement, the commercial bank was assigned a security interest in the certificate of deposit as collateral for the letter of credit.  As a result, the certificate of deposit is classified as restricted on our balance sheet at June 30, 2004.  The certificate of deposit matures on November 15, 2004 and bears a fixed interest rate of 1.7% per annum.

Off-Balance Sheet Arrangements

As of June 30, 2004, we had no “off-balance sheet arrangements” that may have a current or future material affect on our consolidated financial condition or results of operations.

Freeport LNG Receiving Terminal

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

In June 2003, Dow Chemical Company (“Dow”) signed an agreement with Freeport LNG for the potential long-term use of the receiving terminal.  Under the agreement, Dow will have regas rights to as much as 500 Mmcf/d beginning with commercial start-up of the facility in 2007.  On March 1, 2004, Freeport LNG and Dow entered into a 20-year Terminal Use Agreement providing for a firm commitment by Dow for the use of 250 Mmcf/d of regas capacity and an option by Dow until August 31, 2004 to acquire an additional 250 Mmcf/d of regas capacity.

On December 21, 2003, ConocoPhillips and Freeport LNG signed an agreement under which ConocoPhillips would reserve one Bcf/d of regas capacity in the terminal at the Freeport facility.  ConocoPhillips would also obtain a 50% interest in the general partner of Freeport LNG and provide a substantial majority of the financing to construct the facility, which is currently estimated to cost in excess of $500,000,000.  Freeport LNG received a nonrefundable capacity reservation fee of $10,000,000 from ConocoPhillips in January 2004.  The ConocoPhillips transaction closed in July 2004.

Under the Freeport LNG partnership agreement, development expenses of the Freeport LNG project are to be funded out of the partnership’s cash flows and by its 60% limited partner.  Accordingly, we have not been called upon to contribute any cash to Freeport for development activities, nor do we anticipate being called upon to make capital contributions in order for Freeport LNG to complete construction of the facility to be financed pursuant to the agreements with ConocoPhillips.  If, in the future, we were to be called upon to contribute additional capital to Freeport LNG, for expansion of the project or any other purpose, we would have the option either to contribute the requested capital or else to decline to contribute, in which case the other partners could elect to make our contribution and receive back, without interest, twice the contributed amount out of future Freeport LNG cash flows otherwise distributable to us.

Corpus Christi LNG Receiving Terminal

Under the terms of the limited partnership agreement of Corpus LNG, which was formed in May 2003 for our Corpus LNG receiving terminal project, we contributed our technical expertise and know-how and all of the work in progress related to the Corpus Christi project, in exchange for a 66.7% limited partner interest in Corpus LNG.  We also manage the project through the general partner interest held by our wholly-owned subsidiary.  BPU LNG committed to contribute its approximately 210-acre tract of land plus related easements along with rights to an additional 400 acres, and cash to fund 100% of the first $4,500,000 of Corpus LNG project expenditures in exchange for a 33.3% limited partner interest.  Because partnership expenditures had reached $4,500,000 as of March 31, 2004, BPU LNG began sharing all subsequent expenditures with us based on the percentages of our respective limited partner interests.

Contractual Obligations

On May 11, 2004, we amended our office lease in order to expand our existing office space (the “Expansion Space”).  The term for the Expansion Space is for five years with an option, subject and subordinate to another tenant’s renewal option, to renew for a term that would coincide with the term of our existing space that terminates January 2014.   No rent is payable for the first nine months of the five-year term.  Total payments for the remainder of the five-year lease term are $200,292 per year.

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

Other Recent Developments

In July 2003, an issue was brought before the FASB regarding whether or not contract-based oil and gas mineral rights held by lease or contract (“mineral rights”) should be recorded or disclosed as intangible assets.  The issue presents a view that these mineral rights are intangible assets as defined in Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and, therefore, should be classified separately on the balance sheet as intangible assets.  SFAS No. 141 and SFAS No. 142, “Goodwill and Other Intangible Assets,” became effective for transactions subsequent to June 30, 2001, with the disclosure requirements of SFAS No. 142 required as of January 1, 2002. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and that intangible assets be disaggregated and reported separately from goodwill.  SFAS No. 142 established new accounting guidelines for both finite lived intangible assets and indefinite lived intangible assets.  Under the statement, intangible assets should be separately reported on the face of the balance sheet and accompanied by disclosure in the notes to financial statements.  SFAS No. 142 does not apply to accounting utilized by the oil and gas industry as prescribed by SFAS No. 19, and is silent about whether or not its disclosure provisions apply to oil and gas companies.

In July 2004, the FASB proposed FSP FAS 142-b, “Application of FAS 142 to Oil and Gas Producing Entities.” The proposed FSP clarifies that the exception in paragraph 8(b) of SFAS No. 142 includes the balance sheet classification and disclosures for drilling and mineral rights of oil and gas producing entities. Accordingly, the FASB staff believes that the  exception extends to the disclosure provisions of SFAS No. 142 for drilling and mineral rights of oil and gas producing entities. The consensus will be effective when the FSP is finalized.

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

Item 4.  Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our President, Chief Executive Officer and Chairman of the Board and our Senior Vice President & Chief Financial Officer, Secretary and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act.  Based on that evaluation, our President, Chief Executive Officer and Chairman of the Board and our Senior Vice President & Chief Financial Officer, Secretary and Treasurer concluded that our disclosure controls and procedures are effective.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  Other Information

Item 1.  Legal Proceedings

The Company has been, and may in the future be involved as, a party to various legal proceedings, which are incidental to the ordinary course of business.  Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters.  In the opinion of management and legal counsel, as of June 30, 2004, there were no threatened or pending legal matters that would have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held an annual meeting of its stockholders on May 26, 2004.  The following individuals were elected to the Board of Directors:  Nuno Brandolini, Keith F. Carney, Paul J. Hoenmans, David B. Kilpatrick, Charif Souki, J. Robinson West, and Walter L. Williams.  In addition to the election of Directors, the ratification and approval of the appointment of UHY Mann Frankfort Stein & Lipp CPAs, LLP as independent accountants for the fiscal year ending December 31, 2004 was submitted to a vote of the security holders.  There were 18,707,811 shares of common stock outstanding and eligible to vote as of the record date of March 28, 2004.  The result of voting on these matters is summarized in the following table:

Description	Votes For	Votes Against	Abstentions or Broker Non-Votes
Nuno Brandolini	15,340,441	-0-	6,167
Keith F. Carney	14,962,448	-0-	384,160
Paul J. Hoenmans	15,341,441	-0-	5,167
David B. Kilpatrick	15,341,441	-0-	5,167
Charif Souki	14,946,488	-0-	400,120
J. Robinson West	15,340,441	-0-	6,167
Walter L. Williams	14,944,188	-0-	402,420
Independent Accountants	15,252,823	64,615	29,170

Item  6.  Exhibits and Reports on Form 8-K

(a)          Each of the following exhibits is incorporated by reference or filed herewith

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of Cheniere Energy, Inc.

10.1	First Amendment to Omnibus Agreement, dated July 2, 2004, among Freeport LNG Development, L.P., Freeport LNG-GP and ConocoPhillips Company

10.2

Credit Agreement, dated July 2, 2004, among Freeport LNG Development, L.P., Freeport LNG-GP, Inc., ConocoPhillips Company and various financial institutions from time to time party thereto as lenders (Confidential treatment has been requested with respect to certain information contained in this agreement.)

10.3

LNG Terminal Use Agreement, dated July 2, 2004, between ConocoPhillips Company and Freeport LNG Development, L.P. (Confidential treatment has been requested with respect to certain information contained in this agreement.)

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

(b)         Current Reports on Form 8-K:

April 20, 2004 – Cheniere furnished a Current Report on Form 8-K announcing that its Chairman would be making an energy conference presentation.

May 18, 2004 – Cheniere furnished a Current Report on Form 8-K announcing its results of operations for the fiscal quarter ended March 31, 2004.

June 3, 2004 – Cheniere filed a Current Report on Form 8-K announcing that the Federal Energy Regulatory Commission issued the Final Environmental Impact Statement for Freeport LNG Development L.P.’s liquefied natural gas receiving terminal and natural gas pipeline.

June 23, 2004 – Cheniere filed a Current Report on Form 8-K announcing that the Federal Energy Regulatory Commission issued an Order authorizing Freeport LNG Development L.P. to site, construct and operate a liquefied natural gas receiving terminal near Freeport, Texas.

July 7, 2004 – Cheniere filed a Current Report on Form 8-K announcing that ConocoPhillips and Freeport LNG Development L.P. have finalized their previously announced transaction for the proposed liquefied natural gas receiving terminal in Quintana, Brazoria County, Texas.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHENIERE ENERGY, INC.

/s/ Craig K. Townsend
Vice President and Controller (on behalf of the registrant and as principal accounting officer)

Date: August 9, 2004