Form 10-K/A
period 2004-12-31
CHENIERE ENERGY INC
filed 2005-03-16
CIK 3570

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of Cheniere Energy, Inc. (the “Company”) for the year ended December 31, 2004 (the “Original Form 10-K”) is to add disclosure about compensation made to executive officers and directors as set forth in Item 9B and Exhibit Nos. 10.12, 10.60 and 10.61 thereof.

This Amendment No. 1 amends and restates in its entirety Part II, Item 9B and Part IV, Item 15(a)(3) of the Original Form 10-K. This Amendment No. 1 continues to reflect circumstances as of the date and time of the filing of the Original Form 10-K and does not reflect events occurring after the filing of the Original Form 10-K or modify or update those disclosures in any way.

PART II

ITEM 9B.	OTHER INFORMATION

All of our executive officers are “at will” employees and none of them has an employment or severance agreement. The unwritten arrangements under which our executive officers are compensated include:

•	a salary, reviewed annually by the Compensation Committee;

•	eligibility for a discretionary annual cash bonus, as determined by the Compensation Committee;

•	eligibility for awards under Cheniere’s 2003 Stock Incentive Plan, as determined by the Compensation Committee;

•	health, life, disability and other insurance and/or benefits; and

•	vacation, paid sick leave and all other employee benefits.

Cheniere covers 100% of the dependent insurance coverage for our Chairman, President and Chief Executive Officer. For all other employees electing such dependent coverage, 50% of the cost of such coverage is borne by the employee.

In November 2004, the Compensation Committee of our Board of Directors established the annual base salaries (effective as of January 1, 2005) for our executive officers after a review of performance and competitive market data. In addition, the Compensation Committee authorized the payment of cash and restricted stock bonuses to each of the executive officers with respect to the year ended December 31, 2004. The following table sets forth the annual base salary and 2004 cash and restricted stock bonus amounts for each of our executive officers:

Executive Officer	Annual Base Salary	2004 Cash Bonus Amount	2004 Restricted Stock Grant
Charif Souki Chairman, President and Chief Executive Officer	$450,000	$675,000	20,293 shares
Walter L. Williams Vice Chairman	$240,000	$240,000	7,215 shares
Don A. Turkleson Senior Vice President, Chief Financial Officer and Secretary	$240,000	$360,000	7,215 shares
Jonathan S. Gross Senior Vice President – Exploration	$240,000	$240,000	7,215 shares
Keith M. Meyer Senior Vice President – LNG	$240,000	$240,000	7,215 shares
Zurab S. Kobiashvili Senior Vice President & General Counsel	$240,000	$115,068	3,459 shares
Craig K. Townsend Vice President and Chief Accounting Officer	$175,000	$104,281	3,135 shares

In November 2004, the Compensation Committee determined to compensate our non-employee directors for the period from May 2004 through May 2005 100% in restricted stock as follows:

Director	2004 Restricted Stock Grant
Nuno Brandolini	3,006 shares
Keith F. Carney	3,006 shares
Paul J. Hoenmans	3,006 shares
David B. Kilpatrick	3,006 shares
J. Robinson West	3,006 shares

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Schedules and Exhibits

(3)	Exhibits

Exhibit No.	Description
1.1*	Underwriting Agreement, dated as of December 2, 2004, by and among Cheniere Energy, Inc. (the “Company”) and the Underwriters named on Schedule I thereto. (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on December 6, 2004)

2.1*	Agreement and Plan of Merger, dated February 8, 2005, by and among Cheniere LNG, Inc., Cheniere Acquisition, LLC, BPU Associates, LLC and BPU LNG, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on February 8, 2005)

3.1*	Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004 (SEC File No. 001-16383), filed on August 10, 2004)

3.2*	Certificate of Amendment of Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on February 8, 2005)

3.3*	Amended and Restated By-laws of the Company. (Incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (SEC File No. 333-112379), filed on January 20, 2004)

4.1*	Specimen Common Stock Certificate of the Company. (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-10905), filed on August 27, 1996)

4.2*	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Gryphon Exploration Company. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (SEC File No. 000-09092), filed on October 20, 2000)

4.3*	Certificate of Designation of Series A Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on October 14, 2004)

4.4*	Rights Agreement by and between the Company and U.S. Stock Transfer Corp., as Rights Agent, dated as of October 14, 2004. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on October 14, 2004)

Exhibit No.	Description
4.5*	First Amendment to Rights Agreement by and between the Company and U.S. Stock Transfer Corp., as Rights Agent, dated January 24, 2005. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on January 24, 2005)

4.6*	Piggy-Back Registration Rights Agreement, dated February 8, 2005, by and between the Company and BPU Associates, LLC. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on February 8, 2005)

10.1*†	Cheniere Energy, Inc. 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10.25 of the Company’s Quarterly on Form 10-Q for the quarter ended November 30, 1997 (SEC File No. 000-09092), filed on January 14, 1998)

10.2*†	Amendment No. 1 to Cheniere Energy, Inc. 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (SEC File No. 000-09092), filed on March 29, 2000)

10.3*†	Amendment No. 2 to Cheniere Energy, Inc. 1997 Stock Option Plan. (Incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-8 (SEC File No. 333-111457), filed on December 22, 2003)

10.4*†	Amendment No. 3 to Cheniere Energy, Inc. 1997 Stock Option Plan. (Incorporated by reference to Exhibit 8 of the Company’s Registration Statement on Form S-8 (SEC File No. 333-111457), filed on December 22, 2003)

10.5†	Amendment No. 4 to Cheniere Energy, Inc. 1997 Stock Option Plan. (Incorporated by reference to Exhibit 9 of the Company’s Registration Statement on Form S-8 (SEC File No. 333-111457), filed on December 22, 2003)

10.6+†	Amendment No. 5 to Cheniere Energy, Inc. 1997 Stock Option Plan.

10.7*†	Cheniere Energy, Inc. 2003 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-8 (SEC File No. 333-112379), filed on January 30, 2004)

10.8*†	Amendment to Cheniere Energy, Inc. 2003 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on February 8, 2005)

10.9+†	Amendment No. 2 to Cheniere Energy, Inc. 2003 Stock Incentive Plan.

10.10+†	Form of Non-Qualified Stock Option Grant (four-year vesting) under the Cheniere Energy, Inc. 2003 Stock Incentive Plan.

10.11+†	Form of Non-Qualified Stock Option Grant (three-year vesting) under the Cheniere Energy, Inc. 2003 Stock Incentive Plan.

10.12†	Form of Restricted Stock Grant under the Cheniere Energy, Inc. 2003 Stock Incentive Plan, including Schedule A thereto listing grants made on November 15, 2004.

10.13*	Seismic Data Purchase Agreement, dated June 21, 2000 between Seitel Data Ltd. and the Company. (Incorporated by reference to Exhibit 10.39 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (SEC File No. 000-09092), filed on August 11, 2000)

10.14*	Contribution and Subscription Agreement, dated as of September 15, 2000, by and among the Company, Gryphon Exploration Company and the other investors listed therein. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-09092), filed on October 20, 2000)

Exhibit No.	Description
10.15*	Stockholders Agreement, dated as of October 11, 2000. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 000-09092), filed on October 20, 2000)

10.16*	Settlement and Purchase Agreement, dated and effective as of June 14, 2001 by and between the Company, CXY Corporation, Crest Energy, L.L.C., Crest Investment Company and Freeport LNG Terminal, LLC. (Incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (SEC File No. 001-16383), filed on April 1, 2002)

10.17*	Stock Transfer Agreement, dated March 19, 2002, by and between Gryphon Exploration Company and the Company. (Incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (SEC File No. 001-16383) filed on April 1, 2002)

10.18*	Contribution Agreement, dated as of August 26, 2002, by and among Freeport LNG Investments, LLC, Freeport LNG-GP, Inc., the Company, Cheniere LNG, Inc. and Freeport LNG Terminal, LLC. (Incorporated by reference to Exhibit 2 of the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on September 4, 2002)

10.19*	Extension and Amendment to Contribution Agreement, dated as of September 19, 2002, by and among Freeport LNG Investments, LLC, Freeport LNG-GP, Inc., the Company, Cheniere LNG, Inc. and Freeport LNG Terminal, LLC. (Incorporated by reference to Exhibit 2 of the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on September 26, 2002)

10.20*	Second Extension and Amendment to Contribution Agreement, effective as of October 4, 2002, by and among Freeport LNG Investments, LLC, Freeport LNG-GP, Inc., the Company, Cheniere LNG, Inc. and Freeport LNG Terminal, LLC. (Incorporated by reference to Exhibit 1 of the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on November 5, 2002)

10.21*	Third Amendment to Contribution Agreement, effective as of February 27, 2003, by and among Freeport LNG Investments, LLC, Freeport LNG-GP, Inc., the Company, Cheniere LNG, Inc. and Freeport LNG Terminal, LLC. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 7, 2003)

10.22*	Amended and Restated Limited Partnership Agreement of Freeport LNG Development, L.P., dated as of February 27, 2003, by and among Freeport LNG-GP, Inc., Freeport LNG Investments, LLC and Cheniere LNG, Inc. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 7, 2003)

10.23*	First Amendment to Amended and Restated Partnership Agreement of Freeport LNG Development, L.P., dated as of December 20, 2003, by and among Freeport LNG-GP, Inc., Freeport LNG Investments, LLC and Cheniere LNG, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on December 19, 2003)

10.24*	Warrant to Purchase Common Stock, dated as of February 27, 2003, issued by Cheniere in favor of Freeport LNG Investments, LLC. (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 7, 2003)

10.25*	Option Agreement, dated February 27, 2003, by and between Freeport LNG Investments, LLC and the Company. (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 7, 2003)

10.26*	Partnership Interest Purchase Agreement, dated as of March 1, 2003, among Contango Sundance, Inc., Contango Oil & Gas, Cheniere LNG, Inc. and the Company. (Incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 7, 2003)

Exhibit No.	Description
10.27*	Warrant to Purchase Common Stock, dated March 1, 2003, issued by the Company in favor of Contango Sundance, Inc. (Incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 7, 2003)

10.28*	Credit Agreement, dated as of July 25, 2003, by and between Cheniere, Cheniere LNG, Inc., Cheniere Energy Operating Co., Inc., Cheniere LNG Services, Inc., Cheniere-Gryphon Management, Inc. and Sterling Bank. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 001-16383), filed on August 13, 2003)

10.29*	First Amendment to Credit Agreement, dated as of October 24, 2003, by and between Cheniere, Cheniere LNG, Inc., Cheniere Energy Operating Co., Inc., Cheniere LNG Services, Inc., Cheniere-Gryphon Management, Inc. and Sterling Bank. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 001-16383), filed on November 13, 2003)

10.30*	Limited Partnership Agreement of Corpus Christi LNG, L.P., dated as of May 15, 2003, by and among Corpus Christ LNG-GP, Inc., BPU LNG, Inc. and the Company. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on June 11, 2003)

10.31+	Amended and Restated Limited Partnership Agreement of Corpus Christi LNG, L.P., dated as of February 8, 2005, by and among Corpus Christi LNG-GP, Inc., Corpus Christi LNG-LP, LLC and Corpus Christi LNG-LP, Inc.

10.32*	Omnibus Agreement, dated as of December 20, 2003, by and among Freeport LNG Development, L.P., Freeport LNG-GP, Inc., and ConocoPhillips Company. (Incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (SEC File No. 001-16383), filed on March 25, 2004)

10.33*	First Amendment to Omnibus Agreement, dated July 2, 2004, among Freeport LNG Development, L.P., Freeport LNG-GP and ConocoPhillips Company. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 10, 2004)

10.34*	Warrant to Purchase Common Stock, dated April 16, 2003, issued by the Company in favor of Charif Souki. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q/A (SEC File No. 001-16383), filed on May 26, 2004)

10.35*	Form of Subscription Agreement between the Company and the investors to be identified therein in connection with the private placement completed in January 2004. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 13, 2004)

10.36*♦	LNG Terminal Use Agreement, dated March 1, 2004 between The Dow Chemical Company and Freeport LNG Development, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 13, 2004)

10.37*♦	Credit Agreement, dated July 2, 2004, among Freeport LNG Development, L.P., Freeport LNG-GP, Inc., ConocoPhillips Company and various financial institutions from time to time party thereto as lenders. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 10, 2004)

10.38*♦	LNG Terminal Use Agreement, dated July 2, 2004, between ConocoPhillips Company and Freeport LNG Development, L.P. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 10, 2004)

Exhibit No.	Description
10.39*	LNG Terminal Use Agreement, dated September 2, 2004, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.40+	Amendment of LNG Terminal Use Agreement, dated January 24, 2005, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P.

10.41*	Omnibus Agreement, dated September 2, 2004, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.42*	Guaranty, dated as of November 9, 2004, by Total S.A. in favor of Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.43*	LNG Terminal Use Agreement, dated November 8, 2004, between Chevron U.S.A. Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.44*	Omnibus Agreement, dated November 8, 2004, between Chevron U.S.A., Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.45*	Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004 between Sabine Pass LNG, L.P. and Bechtel Corporation. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on December 20, 2004)

10.46*	Credit Agreement, dated February 25, 2005, among Sabine Pass LNG, L.P., Société Générale, HSBC Bank USA, National Association and the Lenders named thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 2, 2005)

10.47*	Security Agreement, dated February 25, 2005, among Sabine Pass LNG, L.P., Société Générale, and HSBC Bank USA, National Association. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 2, 2005)

10.48*	Pledge Agreement, dated February 25, 2005, among Sabine Pass LNG-LP, LLC, Sabine Pass LNG-GP, Inc., Société Générale, Sabine Pass LNG, L.P. and HSBC Bank USA, National Association. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 2, 2005)

10.49*	Collateral Agency Agreement, dated February 25, 2005, among Sabine Pass LNG, L.P., HSBC Bank USA, National Association and Société Générale. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 2, 2005)

10.50*	Operation and Maintenance Agreement, dated February 25, 2005, between Sabine Pass LNG, L.P. and Cheniere LNG O&M Services, L.P. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 2, 2005)

10.51*	Management Services Agreement, dated February 25, 2005, between Sabine Pass LNG-GP, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 2, 2005)

10.52*	International Swap Dealers Association, Inc. Master Agreement and Schedules, dated February 25, 2005, between HSBC Bank USA, National Association and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 2, 2005)

Exhibit No.	Description

10.53*	Confirmation, dated February 25, 2005, effective July 25, 2005, between HSBC Bank USA, National Association and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 2, 2005)

10.54*	Confirmation, dated February 25, 2005, effective March 25, 2009, between HSBC Bank USA, National Association and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 2, 2005)

10.55*	International Swap Dealers Association, Inc. Master Agreement and Schedules, dated February 25, 2005, between Société Générale, New York, and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 2, 2005)

10.56*	Confirmation, dated February 25, 2005, effective July 25, 2005, between Société Générale, New York, and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 2, 2005)

10.57*	Confirmation, dated February 25, 2005, effective March 25, 2009, between Société Générale, New York, and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 2, 2005)

10.58*	Secured Party Addition Agreement, dated February 25, 2005, executed by HSBC Bank, National Association. (Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 2, 2005)

10.59*	Secured Party Addition Agreement, dated February 25, 2005, executed by Société Générale. (Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 2, 2005)

10.60†	Summary of Compensation for Executive Officers

10.61†	Summary of Compensation for Non-Employee Directors

21+	Subsidiaries of Cheniere Energy, Inc.

23.1+	Consent of UHY Mann Frankfort Stein & Lipp CPAs, LLP

23.2+	Consent of KPMG LLP

23.3+	Consent of Hein & Associates LLP

23.4+	Consent of Sharp Petroleum Engineering, Inc.

23.5+	Consent of Ryder Scott Company

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

+	Previously filed

†	Management contract or compensatory plan or arrangement

♦	Confidential treatment was granted by the SEC for certain portions of this agreement. The confidential portions were filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY, INC.
(Registrant)

By:	/s/ DON A. TURKLESON
Don A. Turkleson
Senior Vice President and
Chief Financial Officer

Date: March 16, 2005