Form 10-Q
period 2005-06-30
CHENIERE ENERGY INC
filed 2005-08-05
CIK 3570

Draft #6 8/3/05

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 1, 2005, there were 53,903,374 shares of Cheniere Energy, Inc. Common Stock, $.003 par value, issued and outstanding.

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

•	statements that we expect to commence or complete construction of each of our proposed liquefied natural gas (“LNG”) receiving terminals by certain dates, or at all;

•	statements that we expect to receive Draft Environmental Impact Statements or Final Environmental Impact Statements from the Federal Energy Regulatory Commission (“FERC”) by certain dates, or at all, or that we expect to receive an order from FERC authorizing us to construct and operate proposed LNG receiving terminals by a certain date, or at all;

•	statements regarding any financing transactions or arrangements, or ability to enter into such transactions, whether on the part of Cheniere or at the project level;

•	statements relating to the construction of our proposed LNG receiving terminals, including statements concerning the engagement of any engineering, procurement and construction (“EPC”) contractor and the anticipated terms and provisions of any agreement with an EPC contractor, and anticipated costs related thereto;

•	statements regarding any terminal use agreement (“TUA”) or other agreement to be performed substantially in the future, including any cash distributions and revenues anticipated to be received and the anticipated timing thereof, and statements regarding the amounts of our total regasification capacity that is, or may become subject to, TUAs;

•	statements regarding possible equity or asset purchases or sales, including of interests in current or future projects;

•	statements that our proposed LNG receiving terminals and pipelines, when completed, will have certain characteristics, including amounts of regasification and storage capacities, a number of storage tanks and docks, pipeline deliverability and a number of pipeline interconnections, if any;

•	statements regarding the possible expansions of the currently projected size of any of our proposed LNG receiving terminals;

•	statements regarding our business strategy, our business plans or any other plans, forecasts or objectives, any or all of which are subject to change;

•	statements regarding any Securities and Exchange Commission (“SEC”) or other governmental or regulatory inquiry or investigation;

•	statements regarding anticipated legislative, governmental, regulatory, administrative or other public body actions, requirements, permits or decisions; and

•	any other statements that relate to non historical or future information.

These forward-looking statements are often identified by the use of terms and phrases such as “achieve,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “plan,” “project,” “propose,” “strategy” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve assumptions, risks and uncertainties, and these expectations may prove to be incorrect. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in thousands, except share data)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$171,817	$308,443
Restricted Cash	136	—
Restricted Certificate of Deposit	908	900
Advances to EPC Contractor	24,260	—
Accounts Receivable	1,071	1,374
Prepaid Expenses	1,439	564

Total Current Assets	199,631	311,281

PROPERTY, PLANT AND EQUIPMENT, NET	155,886	20,880
DEBT ISSUANCE COSTS, NET	20,648	1,302
INVESTMENT IN LIMITED PARTNERSHIP	—	—
GOODWILL	76,845	—
INTANGIBLE LNG ASSETS	93	88
OTHER	217	16

Total Assets	$453,320	$333,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$955	$1,262
Accrued Liabilities	46,772	3,196
Accrued Losses on Investment in Limited Partnership	450	1,071
Current Derivative Liability	654	—

Total Current Liabilities	48,831	5,529

DEFERRED REVENUE	38,000	23,000
LONG-TERM DERIVATIVE LIABILITY	15,506	—
LONG-TERM ASSET RETIREMENT OBLIGATION	100	99
MINORITY INTEREST	—	338

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred Stock, $.0001 par value Authorized: 5,000,000 shares Issued and Outstanding: none	—	—
Common Stock, $.003 par value Authorized: 120,000,000 and 40,000,000 shares at June 30, 2005 and December 31, 2004, respectively. Issued and Outstanding: 53,901,374 shares at June 30, 2005 and 50,918,582 shares at December 31, 2004	162	153
Additional Paid-in-Capital	443,929	364,504
Deferred Compensation	(5,149)	(6,543)
Accumulated Deficit	(72,566)	(53,513)
Accumulated Other Comprehensive Loss	(15,493)	—

Total Stockholders’ Equity	350,883	304,601

Total Liabilities and Stockholders’ Equity	$453,320	$333,567

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues
Oil and Gas Sales	$689	$335	$1,425	$667

Total Revenues	689	335	1,425	667

Operating Costs and Expenses
LNG Terminal Development Expenses	5,350	5,566	10,775	9,967
Production Costs	34	7	89	14
Depreciation, Depletion and Amortization	528	161	1,055	366
General and Administrative Expenses	5,600	1,928	10,590	4,865

Total Operating Costs and Expenses	11,512	7,662	22,509	15,212

Loss from Operations	(10,823)	(7,327)	(21,084)	(14,545)

Equity in Net (Loss) Income of Limited Partnership	(127)	(1,488)	(971)	667
Reimbursement from Limited Partnership Investment	—	—	—	2,500
Unrealized Derivative Loss	(642)	—	(667)	—
Interest Income	1,755	10	3,572	17

Loss Before Income Taxes and Minority Interest	(9,837)	(8,805)	(19,150)	(11,361)
Provision for Income Taxes	—	—	—	—

Loss Before Minority Interest	(9,837)	(8,805)	(19,150)	(11,361)
Minority Interest	—	752	97	2,233

Net Loss	$(9,837)	$(8,053)	$(19,053)	$(9,128)

Net Loss Per Share – Basic and Diluted	$(0.18)	$(0.21)	$(0.36)	$(0.25)

Weighted Average Number of Shares Outstanding – Basic and Diluted	53,757	37,833	53,063	37,026

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2004	50,919	$153	$364,504	$(6,543)	$(53,513)	$—	$304,601
Issuances of Stock	2,972	9	79,152	—	—	—	79,161
Issuance of Restricted Stock	10	—	300	(300)	—	—	—
Other Comprehensive Loss	—	—	—	—	—	(15,493)	(15,493)
Amortization of Deferred Compensation	—	—	—	1,694	—	—	1,694
Expenses Related to Offerings	—	—	(27)	—	—	—	(27)
Net Loss	—	—	—	—	(19,053)	—	(19,053)

Balance—June 30, 2005	53,901	$162	$443,929	$(5,149)	$(72,566)	$(15,493)	$350,883

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(19,053)	$(9,128)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation, Depletion and Amortization	1,055	366
Non-Cash Compensation	1,671	2,261
Equity in Net (Income) Loss of Limited Partnership	971	(667)
Reimbursement from Limited Partnership Investment	—	(2,500)
Minority Interest	(97)	(2,233)
Unrealized Derivative Loss	667	—
Other	(8)	133
Changes in Operating Assets and Liabilities:
Accounts Receivable – Affiliates	—	1,000
Other Accounts Receivable	390	157
Prepaid Expenses	(860)	(95)
Deferred Revenue	15,000	—
Accounts Payable and Accrued Liabilities	(190)	122

NET CASH USED IN OPERATING ACTIVITIES	(454)	(10,584)

CASH FLOWS FROM INVESTING ACTIVITIES:
LNG Terminal Construction-In-Progress	(92,085)	—
Advance to EPC Contractor, net of transfers to Construction-In-Progress	(24,260)	—
Purchase of Fixed Assets	(1,899)	(787)
Investment in Limited Partnership	(1,592)	—
Oil and Gas Property Additions	(1,322)	(743)
Acquisition Costs	(156)	—
Investment in Restricted Cash	(136)	—
Sale of Limited Partnership Interest.	—	883
Sale of Interest in Oil and Gas Properties	426	1,191
Reimbursement from Limited Partnership	—	2,500
Purchase of Restricted Certificate of Deposit	—	(1,123)
Other	(364)	(180)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(121,388)	1,741

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Note Payable	—	(1,000)
Sale of Common Stock	2,009	17,363
Debt Issuance Costs	(16,840)	—
Offering Costs	(27)	(965)
Partnership Contributions by Minority Owner	74	2,186

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(14,784)	17,584

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(136,626)	8,741

CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	308,443	1,258

CASH AND CASH EQUIVALENTS—END OF PERIOD	$171,817	$9,999

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Basis of Presentation

The unaudited consolidated financial statements of Cheniere Energy, Inc. have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included. As used herein, the terms “Cheniere,” “we,” “our,” and “us” refer to Cheniere Energy, Inc. and its subsidiaries.

For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K, as amended, for the year ended December 31, 2004 and our quarterly report on Form 10-Q for the quarter ended March 31, 2005. Interim results are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2005. Certain reclassifications have been made to conform prior period amounts to the current period presentation. These reclassifications had no effect on net loss or stockholders’ equity.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the requirements for accounting and reporting on a change in accounting principle, while carrying forward the guidance in APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change, the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS No. 154 will depend on the accounting change that occurs in a future period.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-Based Compensation

We currently account for employee stock-based compensation granted under our long-term incentive plans using the intrinsic value method prescribed by APB Opinion No. 25 and related interpretations. There was no stock-based compensation expense associated with option grants recognized in the net loss for the three and six months ended June 30, 2005 and 2004, as all options granted had exercise prices greater than or equal to the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on the net loss and the net loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss as reported	$(9,837)	$(8,053)	$(19,053)	$(9,128)
Add: Stock-based employee compensation included in net loss	—	—	61	—
Deduct:
Total stock-based employee compensation expense determined under fair value method for all awards, net of related income tax	(3,787)	(509)	(5,193)	(910)

Pro forma net loss	$(13,624)	$(8,562)	$(24,185)	$(10,038)

Net Loss Per Share:
Basic and diluted - as reported	$(0.18)	$(0.21)	$(0.36)	$(0.25)

Basic and diluted - pro forma	$(0.25)	$(0.23)	$(0.46)	$(0.27)

From our inception, we have recorded losses for both financial reporting purposes and for federal income tax reporting purposes. Accordingly, we are not presently a taxpayer, and therefore there is no tax affect on stock-based employee compensation expense.

NOTE 2—Restricted Cash

On February 25, 2005, Sabine Pass LNG, L.P., our wholly-owned subsidiary (“Sabine Pass LNG”), entered into an $822,000,000 credit agreement and other related agreements (the “Sabine Pass Credit Facility”) with an initial syndicate of 47 financial institutions. Société Générale serves as the administrative agent and HSBC Bank USA, N.A. (“HSBC”) serves as collateral agent. Under the terms and conditions of the Sabine Pass Credit Facility, all cash held by Sabine Pass LNG is controlled by the collateral agent. These funds can only be released by the collateral agent upon receipt of satisfactory documentation that the Sabine Pass LNG project costs are bona fide expenditures and are permitted under the terms of the Sabine Pass Credit Facility. The Sabine Pass Credit Facility does not permit Sabine Pass LNG to hold any cash, or cash equivalents, outside of the accounts established under the agreement. Because these cash accounts are controlled by the collateral agent, our cash balance of $136,000 held in these accounts as of June 30, 2005 is classified as restricted on our balance sheet.

NOTE 3—Restricted Certificate of Deposit and Letter of Credit

Under the terms of our office lease, we are required to post a standby letter of credit in favor of the lessor. The initial amount of the letter of credit was increased from $865,000 to $1,123,000 in April 2004

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

related to the expansion of our office space, and the amount will be reduced by $225,000 per annum over a five-year period. This letter of credit was initially established under the terms of our bank line of credit at that time.

Upon the termination of our bank line of credit in June 2004, we purchased a certificate of deposit in the amount of $1,123,000 and entered into a pledge agreement in favor of the commercial bank that had previously issued the standby letter of credit for $1,123,000. In October 2004, both the letter of credit and certificate of deposit were amended to decrease the face amounts by $225,000 to $898,000. The renewed letter of credit and the certificate of deposit both mature on November 30, 2005. Under the terms of the pledge agreement, the commercial bank was assigned a security interest in the certificate of deposit as collateral for the letter of credit. As a result, the certificate of deposit plus accrued interest is classified as restricted on our balance sheet at June 30, 2005 and December 31, 2004.

NOTE 4—Advances to EPC Contractor

In December 2004, Sabine Pass LNG entered into a lump-sum turnkey EPC contract with Bechtel Corporation (“Bechtel”). Under the EPC contract, we were required to make a 5% advance payment to Bechtel upon issuance of the final notice to proceed (“NTP”) related to the construction of the Sabine Pass LNG facility. A payment of $32,347,000 was made to Bechtel on March 28, 2005 when the NTP was issued and was classified on our consolidated balance sheet as a current asset. In accordance with the payment schedule included in the EPC contract, $2,696,000 per month is being reclassified to construction-in-progress over a twelve-month period. As of June 30, 2005, the remaining balance of the advance was $24,260,000.

NOTE 5—Property, Plant and Equipment

Property, plant and equipment is comprised of LNG terminal construction-in-progress expenditures, LNG site and related costs, investments in oil and gas properties, and fixed assets, as follows (in thousands):

	June 30, 2005	December 31, 2004
LNG TERMINAL COSTS
LNG terminal construction-in-progress	$132,794	$—
LNG site and related costs, net	941	786

Total LNG Terminal Costs	133,735	786

OIL AND GAS PROPERTIES, full cost method
Proved	3,417	3,339
Unproved	17,570	16,688
Accumulated depreciation, depletion and amortization	(1,593)	(971)

Total Oil and Gas Properties, net	19,394	19,056

FIXED ASSETS
Computers and office equipment	2,511	905
Furniture and fixtures	611	523
Other	891	434
Accumulated depreciation	(1,256)	(824)

Total Fixed Assets, net	2,757	1,038

PROPERTY, PLANT AND EQUIPMENT, net	$155,886	$20,880

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6 —Debt Issuance Costs

As of June 30, 2005, we had incurred $20,648,000 of costs directly associated with arranging debt financing, net of accumulated amortization. Of this amount, $19,466,000, net of accumulated amortization, related to the Sabine Pass Credit Facility, which closed February 25, 2005. In March 2005, we began amortizing the costs associated with the Sabine Pass Credit Facility over the ten-year term of the facility. The amortized cost is being capitalized as construction-in-progress during the construction period for the Sabine Pass LNG receiving terminal and will be recorded as interest expense beginning when the terminal commences operations. For the three and six months ended June 30, 2005, the amounts amortized and capitalized were $530,000 and $671,000, respectively.

In addition, as of June 30, 2005, we had incurred $1,154,000 of costs directly related to our planned offering of senior notes in a private debt placement. In the event it is determined that the senior notes are not to be issued, we will charge this amount to expense.

NOTE 7—Investment in Limited Partnership

We account for our 30% limited partnership investment in Freeport LNG Development, L.P. (“Freeport LNG”) using the equity method of accounting. For the three and six months ended June 30, 2004, our equity share of the net (loss) income of the limited partnership was $(1,488,000) and $667,000, respectively. Net income for the six months ended June 30, 2004 was reduced by $278,000, which was our equity share of the net loss of the partnership not recorded in 2003 because our investment in the limited partnership at December 31, 2003 had been reduced to zero, and we had no obligation or commitment to fund this unrecorded loss. For the three and six months ended June 30, 2005, our equity share of the net loss of the limited partnership was $127,000 and $971,000, respectively. These amounts are net of $1,075,000 (“2005 Suspended Loss”), which was our 30% equity share of the second quarter 2005 net loss of Freeport LNG not recognized because our investment in Freeport LNG had been reduced to zero at June 30, 2005, and we currently intend only to pay the capital calls discussed below.

In January 2004, we received a $2,500,000 payment from Freeport LNG. Because our investment basis in Freeport LNG had been reduced to zero as of December 31, 2003, the payment was recorded as a reimbursement from limited partnership investment in our consolidated statement of operations.

We have received capital call notices totaling $2,317,000 from Freeport LNG related to the funding of our 30% share of forecasted partnership expenditures. We have paid a total of $1,867,000 in such cash calls, leaving an unpaid balance of $450,000 outstanding as of June 30, 2005.

As of June 30, 2005 and December 31, 2004, our investment balances in Freeport LNG were zero, and we had accrued losses on investment in limited partnership of $450,000 and $1,071,000, respectively. We accrued these liabilities because we intended to provide additional financial support through the capital calls as described above.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The financial position of Freeport LNG at June 30, 2005 and December 31, 2004, and the results of Freeport LNG’s operations for the three and six months ended June 30, 2005 and 2004, are summarized as follows (in thousands):

	June 30, 2005	December 31, 2004
Current assets	$7,592	$38,106
Construction-in-progress	118,563	9,728
Fixed assets, net, and other assets	2,098	592

Total assets	$128,253	$48,426

Current liabilities	$28,265	$5,676
Note payable	104,889	48,041
Deferred revenue	5,729	3,500
Partners’ capital	(10,630)	(8,791)

Total liabilities and partners’ capital	$128,253	$48,426

	Three Months Ended June 30,			Six Months Ended June 30,
	2005		2004	2005		2004
Income (loss) from continuing operations	$(4,009)		$(4,960)	$(6,821)		$3,151
Net income (loss)	$(4,009)		$(4,960)	$(6,821)		$3,151
Cheniere’s equity in income (loss) from limited partnership	$(127	)(1)	$(1,488)	$(971	)(1)	$667	(2)

(1)	Represents equity in net loss for the three and six months ended June 30, 2005, excluding the $1,075,000 2005 Suspended Loss.
(2)	Represents equity in net income for the six months ended June 30, 2004, less $278,000 equity in loss not recorded as of December 31, 2003.

NOTE 8 – Derivative Instruments

Interest Rate Derivative Instruments

In connection with the closing of the Sabine Pass Credit Facility on February 25, 2005, we entered into interest rate swap agreements with HSBC and Société Générale (the “Swaps”) to hedge against changes in floating interest rates. Under the terms of the Swaps, Sabine Pass LNG will be able to hedge against rising interest rates, to a certain extent, with respect to its drawings under the Sabine Pass Credit Facility, up to a maximum amount of $700,000,000. The Swaps have the effect of fixing the LIBOR component of the interest rate payable under the Sabine Pass Credit Facility with respect to anticipated hedged drawings thereunder at 4.49% from July 25, 2005 through March 25, 2009 and at 4.98% from March 26, 2009 through March 25, 2012. The final termination date of the Swaps will be March 25, 2012.

Accounting for Hedges

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted by other related accounting literature, establishes accounting and reporting standards for derivative instruments. Under SFAS No. 133, we are required to record derivatives on our balance sheet as either an asset or liability measured at their fair value, unless exempted from derivative treatment under the normal purchase and normal sale exception. Changes in the fair value of derivatives are recognized currently in earnings unless specific hedge criteria are met. These criteria require that the derivative is determined to be effective as a hedge and that it is formally documented and designated as a hedge.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

SFAS No. 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income (“OCI”) and be reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. The remaining gain or loss on the derivative instrument, if any, must be recognized currently in earnings. For the three and six months ended June 30, 2005, we have recognized losses of $642,000 and $667,000, respectively, in earnings. If the forecasted transaction is no longer probable of occurring, the associated gain or loss recorded in OCI is recognized currently in earnings.

Summary of Derivative Values

The following table reflects the amounts that are recorded as assets and liabilities at June 30, 2005 for our derivative instruments (in thousands):

Interest Rate Derivative Instruments
Current derivative assets	$—
Long-term derivative assets	—

Total derivative assets	—

Current derivative liabilities	654
Long-term derivative liabilities	15,506

Total derivative liabilities	16,160

Net derivative liabilities	$16,160

From our inception, we have recorded losses for both financial reporting purposes and for federal income tax reporting purposes. Accordingly, we are not presently a taxpayer, and therefore there is no tax affect on comprehensive income.

Below is a reconciliation of our net derivative liabilities to our accumulated other comprehensive loss, net of tax, at June 30, 2005 (in thousands):

Net derivative liabilities	$(16,160)
Recognized derivative ineffectiveness recorded as a loss	667

Accumulated other comprehensive loss.	$(15,493)

As of June 30, 2005, we had not realized any actual earnings or losses as a result of our hedging activity. The maximum length of time over which we have hedged our exposure to the variability in future cash flows for forecasted transactions is seven years under the Swaps. As of June 30, 2005, $15,000 of accumulated net deferred losses on our Swaps currently included in other comprehensive loss are expected to be reclassified to earnings during the next six months assuming no change in the LIBOR forward curve at June 30, 2005. The actual amounts that will be reclassified will likely vary based on the probability that interest rates will, in fact, change. Therefore, management is unable to predict what the actual reclassification from OCI to earnings (positive or negative) will be for the next six months.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 9—Goodwill

On February 8, 2005, we acquired the minority interest of Corpus Christi LNG, L.P. (“Corpus Christi LNG”) through the acquisition of BPU LNG, Inc. (“BPU”) in exchange for 2,000,000 restricted shares of our common stock. BPU held as its sole asset the 33.3% limited partner interest in Corpus Christi LNG. As a result of this transaction, we now own 100% of the limited partner interests of Corpus Christi LNG. This transaction was accounted for using the purchase method of accounting as prescribed by SFAS No. 141, Accounting for Business Combinations, and was valued at $77,246,000, including direct transaction costs. Of this amount, $76,845,000 has been recorded as goodwill and will be accounted for in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The goodwill is the difference between the deemed value of the shares conveyed and the historical carrying value of the minority interest under generally accepted accounting principles plus direct transaction costs. Goodwill is subject to an annual goodwill impairment review, although we may perform a goodwill impairment review more frequently whenever events or circumstances indicate that the carrying value may not be recoverable.

Because BPU’s sole asset was the 33.3% limited partner interest in Corpus Christi LNG, which was consolidated in our financial statements, we do not believe that pro forma financial statements would provide any additional benefit to an investor in our common stock. As a result, we have not prepared pro forma financial statements related to the transaction.

NOTE 10—Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2005	December 31, 2004
LNG terminal construction	$40,027	$—
Debt issuance costs	3,178	—
LNG terminal development expenses	1,826	1,611
Insurance expense	—	488
Professional and legal services	840	342
Fixed assets	187	—
Taxes other than income	22	111
Other accrued liabilities	692	644

Accrued liabilities	$46,772	$3,196

NOTE 11—Deferred Revenue

In December 2003, we entered into an option agreement with J & S Cheniere S.A., a Switzerland joint-stock company (“J & S Cheniere”), in which we are a minority owner, under which J & S Cheniere has an option to enter into a TUA reserving up to 200 million cubic feet per day (“MMcf/d”) of capacity at each of our Sabine Pass and Corpus Christi LNG facilities. We were paid $1,000,000 in connection with the execution of the option agreement by J & S Cheniere in January 2004. The terms of the TUA contemplated by the J & S Cheniere option agreement have not been negotiated or finalized. We anticipate that definitive arrangements with J & S Cheniere may involve different terms and transaction structures than were contemplated when the option agreement was entered into in December 2003. Although non-refundable, we have recorded the option fee as deferred revenue.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In November 2004, Total LNG USA, Inc. (“Total”) paid Sabine Pass LNG a nonrefundable advance capacity reservation fee of $10,000,000 in connection with the reservation of approximately 1.0 billion cubic feet per day (“Bcf/d”) of LNG regasification capacity at the Sabine Pass LNG receiving terminal. An additional advance capacity reservation fee payment of $10,000,000 was paid by Total to Sabine Pass LNG in April 2005. The advance capacity reservation fee payments will be amortized over a 10-year period after operations commence as a reduction of Total’s regasification capacity fee under its TUA. As a result, we record the advance capacity reservation payments that we receive, although non-refundable, as deferred revenue to be amortized to income over the corresponding 10-year period.

Also in November 2004, we entered into a TUA to provide Chevron USA, Inc. (“Chevron USA”) with approximately 700 MMcf/d of LNG regasification capacity at our Sabine Pass LNG receiving terminal. Chevron USA had the option, which it did not exercise, to reduce its capacity at Sabine Pass to approximately 500 MMcf/d by July 1, 2005. Chevron USA has the option to increase its reserved capacity to approximately 1.0 Bcf/d by December 1, 2005. A related omnibus agreement requires Chevron USA to make advance capacity reservation fee payments to Sabine Pass LNG totaling up to $20,000,000, with $12,000,000 paid in 2004 and $5,000,000 paid in April 2005. A payment of $3,000,000 will be due if Chevron USA exercises the option to increase its reserved capacity at the Sabine Pass LNG facility to approximately 1.0 Bcf/d. These capacity reservation fee payments will be amortized over a 10-year period as a reduction of Chevron USA’s regasification capacity fee under the TUA. As a result, we record the advance capacity reservation payments that we receive, although non-refundable, as deferred revenue to be amortized to income over the corresponding 10-year period.

As of June 30, 2005 and December 31, 2004, we had recorded $38,000,000 and $23,000,000, respectively, as deferred revenue related to option and advance capacity reservation fee payments.

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

On February 8, 2005, we acquired the minority interest of Corpus Christi LNG through the acquisition of BPU. As a result of this transaction, we now own 100% of the limited partner interests of Corpus Christi LNG and are required to fund 100% of expenditures incurred after such date. We also manage the project as the general partner through one of our wholly-owned subsidiaries.

For the three months ended June 30, 2005 and 2004, the consolidated statement of operations includes zero and $752,000, respectively, related to the minority interest of Corpus Christi LNG. For the six months ended June 30, 2005 and 2004, the consolidated statement of operations includes $97,000 and $2,233,000, respectively, related to the minority interest of Corpus Christi LNG.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 13— Sabine Pass Credit Facility and Notes Payable

Sabine Pass Credit Facility

On February 25, 2005, Sabine Pass LNG entered into the $822,000,000 Sabine Pass Credit Facility with an initial syndicate of 47 financial institutions. Société Générale serves as the administrative agent and HSBC serves as collateral agent. The Sabine Pass Credit Facility will be used to fund a substantial majority of the costs of constructing and placing into operation the Sabine Pass LNG receiving terminal. Unless Sabine Pass LNG decides to terminate availability earlier, the Sabine Pass Credit Facility will be available until no later than April 1, 2009, after which time any unutilized portion of the Sabine Pass Credit Facility will be permanently canceled. Before Sabine Pass LNG may make an initial borrowing under the Sabine Pass Credit Facility, it will be required to provide evidence that it has received equity contributions in amounts sufficient to fund $234,000,000 of the project costs. Of such amount, as of June 30, 2005, approximately $143,000,000 had been funded, and there were no borrowings outstanding under the Sabine Pass Credit Facility.

Borrowings under the Sabine Pass Credit Facility bear interest at a variable rate equal to LIBOR plus the applicable margin. The applicable margin varies from 1.25% to 1.625% during the term of the Sabine Pass Credit Facility. The Sabine Pass Credit Facility provides for a commitment fee of 0.50% per annum on the daily committed, undrawn portion of the facility. Annual administrative fees must also be paid to the administrative and collateral agents. The principal of loans made under the Sabine Pass Credit Facility must be repaid in semi-annual installments commencing six months after the later of (i) the date that substantial completion of the project occurs under the EPC contract and (ii) the commercial start date under the Total TUA. Sabine Pass LNG may specify an earlier date to commence repayment upon -satisfaction of certain conditions. In any event, payments under the Sabine Pass Credit Facility must commence no later than October 1, 2009, and all obligations under the Sabine Pass Credit Facility mature and must be fully repaid by February 25, 2015.

During the construction period, all interest costs and commitment fees will be capitalized as part of the total cost of the Sabine Pass LNG terminal. As of June 30, 2005, $1,439,000 in accrued commitment fees have been capitalized and included in LNG terminal construction-in-progress.

The Sabine Pass Credit Facility contains customary conditions precedent to the initial borrowing and any subsequent borrowings as well as customary affirmative and negative covenants. Sabine Pass LNG has obtained and may in the future seek consents, waivers and amendments to the Sabine Pass Credit Facility documents. The obligations of Sabine Pass LNG under the Sabine Pass Credit Facility are secured by substantially all of Sabine Pass LNG’s property, including the Total and Chevron USA TUAs and the partnership interests in Sabine Pass LNG.

Note Payable

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table is a reconciliation of the basic and diluted weighted average shares outstanding for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Weighted average common shares outstanding:
Basic	53,757	37,833	53,063	37,026
Dilutive common stock options (a)	—	—	—	—
Dilutive common stock warrants (b)	—	—	—	—

Diluted	53,757	37,833	53,063	37,026

(a)	In-the-money options representing 2,443,000 and 3,041,000 weighted average equivalent shares of common stock were not included in the computation of diluted net loss per share for the three months ended June 30, 2005 and 2004, respectively, because they have an anti-dilutive effect to net loss per share. Weighted average options to purchase 2,668,000 and 281,000 shares of common stock were outstanding but not included in the computations of diluted net loss per share for the three months ended June 30, 2005 and 2004, respectively, because the exercise prices of the options were greater than the average market price of the common shares and would be anti-dilutive to the computations. In-the-money options representing 2,350,000 and 2,889,000 weighted average equivalent shares of common stock were not included in the computation of diluted net loss per share for the six months ended June 30, 2005 and 2004, respectively, because they have an anti-dilutive effect to net loss per share. Weighted average options to purchase 1,535,000 and 213,000 shares of common stock were outstanding but not included in the computations of diluted net loss per share for the six months ended June 30, 2005 and 2004, respectively, because the exercise prices of the options were greater than the average market price of the common shares and would be anti-dilutive to the computations.
(b)	In-the-money warrants to purchase 133,000 and 1,884,000 weighted average equivalent shares of common stock were not included in the computation of diluted net loss per share for the three and six months ended June 30, 2005 and 2004, respectively, because they have an anti-dilutive effect to net loss per share.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 15—Other Comprehensive Loss

The following table is a reconciliation of our Net Loss to our Comprehensive Loss for the periods shown (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Loss	$(9,837)	$(8,053)	$(19,053)	$(9,128)

Other Comprehensive Loss items:
Cash Flow Hedges	(20,499)	—	(15,493)	—

Other Comprehensive Loss, net of tax	(20,499)	—	(15,493)	—

Comprehensive Loss	$(30,336)	$(8,053)	$(34,546)	$(9,128)

From our inception, we have recorded losses for both financial reporting purposes and for federal income tax reporting purposes. Accordingly, we are not presently a taxpayer, and therefore there is no tax affect on comprehensive loss.

NOTE 16 – Related Party Transactions

From time to time, officers and employees may charter aircraft for company business travel. We entered into a letter agreement (“charter letter”) with an unrelated third-party entity, Western Airways, Inc. (“Western”), that specifies the terms under which it would provide for charter of a Challenger 600 aircraft. One of the Challenger 600 aircraft which may be provided by Western for such services is owned by Bramblebush, LLC (the “LLC”). The LLC is owned and/or controlled by our Chairman and Chief Executive Officer, Charif Souki. Our Code of Business Conduct and Ethics prohibits potential conflicts of interest. Upon the recommendation of our Audit Committee, which determined that the terms of the charter letter are fair and in our best interest, our Board of Directors unanimously approved the terms of the charter letter on May 24, 2005, and granted an exception under our Code of Business Conduct and Ethics in order to permit us to charter the Challenger 600 aircraft. For the three and six months ended June 30, 2005, we had incurred $252,000 related to the charter of the Challenger 600 aircraft owned by the LLC.

NOTE 17—Commitments and Contingencies

On January 15, 2005, we exercised our Sabine Pass LNG site options and executed 30-year leases related to the option acreage. These lease agreements call for annual payments totaling $1,500,000. We have the option to renew these leases for six 10-year periods.

On March 30, 2005, we amended our office lease to increase our rentable square footage to include an additional floor on the premises. The lease term for the additional floor runs from May 2005 through January 2014. We have an option to renew the lease for an additional five years at the then-current market rate as part of the renewal of our original lease space. Under the amended lease, there are no monthly lease payments for the additional floor from May 2005 through April 14, 2007, after which time the lease payments range from approximately $30,000 to $39,000 per month through January 2014. We have prepaid $201,000 in rent related to 2013 and have included such amount in Other Assets on the accompanying consolidated balance sheet as of June 30, 2005.

We have executed a letter of intent with a potential EPC contractor to negotiate an EPC contract for construction of our Corpus Christi LNG terminal. Subject to certain terms and conditions, in the event that we do not execute an EPC contract with this contractor on or before January 31, 2006, we are obligated to pay the contractor a fee of $1,000,000.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 18—Business Segment Information

Our business activities are conducted within two principal operating segments: LNG receiving terminal development and oil and gas exploration and development. These segments operate independently.

Our LNG receiving terminal development segment is in various stages of developing LNG receiving terminal projects along the U.S. Gulf Coast, primarily at the following locations: on Quintana Island near Freeport, Texas; in Cameron Parish, Louisiana near Sabine Pass; near Corpus Christi, Texas; and at the mouth of the Calcasieu Channel in Cameron Parish, Louisiana.

Our oil and gas exploration and development segment explores for oil and natural gas using a regional database of 7,000 square miles of regional 3D seismic data. Exploration efforts are focused on the shallow waters of the Gulf of Mexico offshore of Louisiana and Texas and consist primarily of active interpretation of our seismic data and generation of prospects, participation in the drilling of wells and farm-out arrangements and back-in interests (reversionary interests in oil and gas leases reserved by us) whereby the capital costs of such activities are borne by industry partners. This segment participates in drilling and production operations with industry partners on the prospects that we generate.

The following table summarizes our revenues, net loss and total assets for each of our operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
LNG Receiving Terminal	$—	$—	$—	$—
Oil & Gas Exploration and Development	689	335	1,425	667

Total	689	335	1,425	667
Corporate and Other (1)	—	—	—	—

Total Consolidated	$689	$335	$1,425	$667

Net loss:
LNG Receiving Terminal	$(7,460)	$(6,303)	$(14,221)	$(4,567)
Oil & Gas Exploration and Development	(42)	153	(38)	404

Total	(7,502)	(6,150)	(14,259)	(4,163)
Corporate and Other (1)	(2,335)	(1,903)	(4,794)	(4,965)

Total Consolidated	$(9,837)	$(8,053)	$(19,053)	$(9,128)

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30, 2005	December 31, 2004
Total Assets:
LNG Receiving Terminal	$255,925	$24,355
Oil & Gas Exploration and Development	19,874	19,931

Total	275,799	44,286
Corporate and Other (1)	177,521	289,281

Total Consolidated	$453,320	$333,567

(1)	Includes corporate activities and certain intercompany eliminations

NOTE 19—Subsequent Events

On July 27, 2005, we consummated a private offering of $325,000,000 aggregate principal amount of convertible senior unsecured notes due 2012 to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The notes will bear interest at a rate of 2.25% per year. The notes are convertible into our common stock under certain circumstances at an initial conversion rate of 28.2326 per $1,000 principal amount of the notes, which is equal to a conversion price of approximately $35.42 per share. We may redeem some or all of the notes on or before August 1, 2012, for cash equal to 100% of the principal plus any accrued and unpaid interest if in the previous 10 days the volume weighted average price of our common stock exceeds $53.13, subject to adjustment, for at least 5 consecutive trading days. In the event of such a redemption, we will make an additional payment equal to the present value of all remaining scheduled interest payments through August 1, 2012, discounted at U.S Treasuries plus 50 basis points. The notes may be converted at the option of the holders at any time.

Concurrent with the issuance of the convertible senior unsecured notes, we also entered into hedge transactions (consisting of a purchase and a sale of call options) with an affiliate of the initial purchaser of the notes, having a term of two years, and a net cost to us of approximately $75,700,000. These hedge transactions are expected to offset potential dilution from conversion of the notes up to a market price of $70.00 per share. The net cost of the hedge transactions will be recorded as a reduction to Additional Paid-in-Capital in accordance with the guidance of the Emerging Issues Task Force (“EITF”) Issue 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Net proceeds from the offering were approximately $240,000,000, after deducting the cost of the hedge transactions, the underwriting discount and related fees.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table includes the pro forma effect as of June 30, 2005 of our private offering of $325,000,000 aggregate principal amount of convertible senior unsecured notes due 2012, which was consummated on July 27, 2005 (in thousands):

	Unaudited
		Pro Forma Adjustments
	Historical	Debits		Credits	ProForma
Cash and Cash Equivalents	$171,817	$240,000		$—	$411,817
Advances to EPC Contractor	24,260	—		—	24,260
Other Current Assets	3,554	—		—	3,554
Property, Plant and Equipment, Net	155,886	—		—	155,886
Debt Issuance Costs, Net	20,648	9,300	(a)	—	29,948
Goodwill	76,845	—		—	76,845
Other Assets	310	—		—	310

Total Assets	$453,320				$702,620

Current Liabilities	$48,831	$—		$—	$48,831
Notes Payable	—	—		325,000	325,000
Deferred Revenue	38,000	—		—	38,000
Other Liabilities	15,606	—		—	15,606
Stockholders’ Equity	350,883	75,700	(b)	—	275,183

Total Liabilities and Stockholders’ Equity	$453,320				$702,620

(a)	Represents underwriter discount and related fees.
(b)	Represents cost of hedge transaction discussed above.

The notes bear interest at a rate of 2.25% per year. Excluding the effect of any future conversions of the convertible notes, we expect to record approximately $8,600,000 per year in interest expense, before any interest capitalization, over the 7-year life of the notes, including cash payments to the note holders and amortization of the debt issuance costs. The amount of interest on the convertible notes that is capitalized will depend on the amount of qualifying exploration and construction expenditures not financed by project or other debt facilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are engaged primarily in the development of an LNG receiving terminal business and related LNG business opportunities centered on the U.S. Gulf Coast. Upon completion of LNG receiving terminals, our business will consist of receiving deliveries of LNG from LNG carriers, processing such LNG to return it to a gaseous state and delivering it to pipelines for transportation to purchasers. We own interests in four limited partnerships that are developing LNG receiving terminals:

•	Freeport LNG, in which we own a 30% interest, is developing an LNG receiving terminal on Quintana Island, near Freeport, Texas;

•	Sabine Pass LNG, in which we own a 100% interest, is developing an LNG receiving terminal near Sabine Pass in Cameron Parish, Louisiana;

•	Corpus Christi LNG, in which we own a 100% interest, is developing an LNG receiving terminal near Corpus Christi, Texas; and

•	Creole Trail LNG, L.P. (“Creole Trail LNG”) in which we own a 100% interest, is developing an LNG receiving terminal at the mouth of the Calcasieu Channel in Cameron Parish, Louisiana.

Freeport LNG

Freeport LNG is currently developing an LNG receiving terminal with initial regasification capacity of 1.5 Bcf/d. We developed this project and then sold a 60% limited partner interest to an affiliate of the general partner of Freeport LNG and a 10% limited partner interest to another unaffiliated party. We continue to own a 30% limited partner interest in Freeport LNG. Freeport LNG has received authorization from FERC to commence construction of the Freeport LNG facility. Construction began in the first quarter of 2005, and we expect that terminal operations will commence in 2008. In order to commence operations, Freeport LNG will be required to satisfy the remaining conditions specified by FERC. Freeport LNG has filed an application seeking an additional order from FERC to authorize the construction of an expansion that would increase the regasification capacity at its currently permitted 1.5 Bcf/d Freeport LNG terminal to approximately 4.0 Bcf/d.

In March 2004, The Dow Chemical Company (“Dow”) entered into a 20-year TUA with Freeport LNG providing for a firm commitment by Dow for the use of approximately 500 MMcf/d of regasification capacity beginning with commercial start-up of the facility.

ConocoPhillips Company (“ConocoPhillips”) paid Freeport LNG nonrefundable fees of $13.5 million during 2004 and has reserved approximately 1.0 Bcf/d of regasification capacity in the terminal, has reserved 300 MMcf/d of additional regasification capacity in connection with the proposed expansion, has acquired a 50% interest in the general partner of Freeport LNG and has agreed to provide a substantial majority of the construction funding for the initial phase of the project. ConocoPhillips will be primarily responsible for managing the construction and operation of the facility.

Freeport LNG announced in January 2005 that it executed a 17-year TUA with MC Global Gas Corporation, (“MC Global”), a wholly-owned subsidiary of Mitsubishi Corporation. MC Global reserved approximately 150 MMcf/d of regasification capacity in the Freeport LNG terminal and has an option to increase its total regasification capacity by an additional 100 MMcf/d, to a total of 250 MMcf/d, in connection with the proposed expansion.

Sabine Pass LNG

We own 100% of the general partner and limited partner interests in Sabine Pass LNG, which is developing an LNG receiving terminal with an initial regasification capacity of 2.6 Bcf/d. In March 2005, FERC issued an order authorizing Sabine Pass LNG to commence construction of the Sabine Pass LNG facility. Construction began in March 2005, and we expect to commence terminal operations in 2008. In order to commence operations, Sabine Pass LNG will be required to satisfy remaining conditions specified by FERC. On July 29, 2005, we made a filing with FERC seeking approval to increase the regasification capacity of the Sabine Pass LNG terminal to 4.0 Bcf/d.

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

In November 2004, Sabine Pass LNG entered into a TUA to provide Chevron USA with approximately 700 MMcf/d of LNG regasification capacity at the Sabine Pass LNG receiving terminal. The TUA provides for Chevron USA to pay a fee of $0.32 per MMbtu, subject in part to adjustment for inflation, for a 20-year period beginning not later than July 2009, subject to substantial completion. Chevron USA had the option, which it did not exercise, to reduce its reserved capacity at the Sabine Pass LNG facility to approximately 500 MMcf/d by July 1, 2005. Chevron USA has the option to increase its reserved capacity to approximately 1.0 Bcf/d by December 1, 2005. ChevronTexaco Corporation will guarantee certain Chevron USA payment obligations under the TUA.

In accordance with the provisions of an omnibus agreement, Chevron USA agreed to make advance capacity reservation fee payments to Sabine Pass LNG totaling up to $20 million, under specified conditions, of which $17 million has been paid through April 2005. An additional $3 million advance capacity reservation fee payment will be due if Chevron USA exercises its option to increase its capacity at the Sabine Pass LNG facility to approximately 1.0 Bcf/d by December 1, 2005.

We estimate that the cost of constructing the 2.6 Bcf/d Sabine Pass LNG facility will be approximately $750 million to $850 million, before financing costs. In December 2004, we entered into a lump-sum turnkey agreement with Bechtel at a contract price of $646.9 million, which price is subject to change. Our cost estimate is subject to change due to such items as cost overruns, change orders and changes in commodity prices (particularly steel). Bechtel will be entitled to a bonus of $12 million, or a lesser amount in certain cases, if Bechtel, by April 3, 2008 completes construction sufficient to achieve among other requirements specified in the EPC agreement, a sendout rate of at least 2.0 Bcf/d for a minimum substained test period of 24 hours. Bechtel will be entitled to receive an additional bonus of up to $6 million, if commercial operations is achieved by January 2, 2008. As of August 5, 2005, change orders to the EPC contract of $22.8 million in the aggregate have been approved, thereby increasing the total contract price to $669.7 million.

Corpus Christi LNG

We own 100% of the general partner and limited partner interests in Corpus Christi LNG, which is developing an LNG receiving terminal near Corpus Christi, Texas with a regasification capacity of 2.6 Bcf/d. We are currently marketing 1.0 Bcf/d of capacity under long-term TUAs at $0.32 per MMbtu, the same price contracted for at Sabine Pass LNG. We intend to market the remaining capacity under other long-term, mid-term and/or short-term contracts . However, we may not be able to obtain any TUAs or other contracts for Corpus Christi LNG on terms acceptable to us, or at all. In April 2005, FERC issued an order authorizing Corpus Christi LNG to site, construct and operate the Corpus Christi LNG receiving terminal. In order to obtain authorization to commence construction of the project, Corpus Christi LNG will be required to satisfy remaining conditions specified by FERC. We expect to begin construction after obtaining financing and customer commitments for regasification capacity and entering into an EPC agreement for our planned regasification capacity at our Corpus Christi LNG facility and to commence terminal operations approximately three years after construction commences.

Creole Trail LNG

We own 100% of the general partner and limited partner interests in Creole Trail LNG. We plan to develop the Creole Trail LNG facility in the same manner as our Sabine Pass LNG facility, although it will be a larger facility with two docks, four 160,000 cm storage tanks and an initial regasification capacity of 3.3 Bcf/d. We are currently marketing 1.0 Bcf/d of capacity under long-term TUAs at $0.32 per MMbtu, the same price contracted for at Sabine Pass LNG. We intend to market the remaining capacity under other long-term, mid-term and/or short-term contracts. However, we may not be able to obtain any TUAs or other contracts for Creole Trail LNG on terms acceptable to us, or at all. In May 2005, we filed on application with FERC to obtain an order to site, construct and operate the facility. Once we obtain FERC authorization, we expect to begin construction after obtaining financing and customer commitments for regasification capacity at Creole Trail LNG and to commence terminal operations approximately three years after construction commences.

Other

In December 2003, we entered into an option agreement with J & S Cheniere (an entity in which we are a minority owner), under which J & S Cheniere has an option to enter into a TUA reserving up to 200 MMcf/d of capacity at each of our Sabine Pass and Corpus Christi LNG facilities. We were paid $1 million in January 2004 in connection with the execution of the option agreement by J & S Cheniere. The terms of the TUA contemplated by the option agreement have not been negotiated or finalized. We anticipate that definitive arrangements with J & S Cheniere may involve different terms and transaction structures than were contemplated when the option agreement was entered into in December 2003.

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

We are currently engaged in the marketing process, seeking long-term, creditworthy “anchor tenant” TUA contracts for 1.0 Bcf/d of regasification capacity at each of our proposed Corpus Christi LNG and Creole Trail LNG facilities. Upon execution of each TUA, we expect to receive an advance payment for regasification capacity sold. This provides additional capital to help meet our ongoing liquidity needs. Certain of our TUAs are designed to serve as collateral to facilitate project level debt financing that we have obtained or may in the future obtain with respect to the construction of the related LNG receiving terminal.

As of June 30, 2005, our cash and cash equivalent balance was $171.8 million. In addition, on July 27, 2005, we received net proceeds of approximately $240 million related to the issuance of convertible senior unsecured notes, after deducting the cost of related hedge transactions, underwriting discounts and related fees. However, we must augment these existing sources of cash with significant additional funds in order to carry out our business plan.

We currently expect that capital requirements for our four current LNG terminal projects will be financed in part through issuances of project-level debt, equity or a combination of the two and in part with net proceeds of debt or equity securities issued by Cheniere or other Cheniere borrowings. Our anticipated capital requirements and financing plans for the four current LNG terminal development projects follow.

Freeport LNG

We have been advised by Freeport LNG that it has entered into a lump-sum turnkey contract for its 1.5 Bcf/d facility and that the estimated cost to construct this facility is approximately $750 million to $800 million, before financing costs. Construction began in the first quarter of 2005. ConocoPhillips has agreed to provide a substantial majority of the financing to construct the initial phase of the project. ConocoPhillips has also paid Freeport LNG an aggregate of $13.5 million, has reserved approximately 1.0 Bcf/d of LNG regasification capacity at the terminal and has reserved 300 MMcf/d of additional capacity in connection with the proposed expansion.

Freeport LNG has filed an application seeking an additional order from FERC to authorize the construction of an expansion that would increase the regasification capacity at its currently permitted 1.5 Bcf/d LNG terminal to approximately 4.0 Bcf/d. In addition to the enhanced revaporization capacity, the proposed expansion includes a second dock, a third LNG storage tank and underground gas storage. The development, construction and operation of the Freeport LNG facility, as well as the anticipated financial consequences for us as a limited partner in Freeport LNG, will change as a result of such an expansion.

Freeport LNG announced in January 2005 that it executed a 17-year TUA with MC Global, a wholly-owned subsidiary of Mitsubishi Corporation. MC Global reserved approximately 150 MMcf/d of regasification capacity in the Freeport LNG terminal and has an option to increase its total regasification capacity by an additional 100 MMcf/d, to a total of 250 MMcf/d, in connection with the proposed expansion.

Under the limited partnership agreement of Freeport LNG, development expenses of the Freeport LNG project and other Freeport LNG cash needs generally are to be funded out of Freeport LNG’s own cash flows, borrowings or other sources, and with capital contributions by the limited partners. Capital contributions in the amount of approximately $2.3 million have been requested from us for our pro rata share, $1.9 million of which has been paid. Additional capital calls may be made upon us and the other limited partners in Freeport LNG. In the event of each such future capital call, we will have the option either to contribute the requested capital or to decline to contribute. If we decline to contribute, the other limited partners could elect to make our contribution and receive back twice the amount contributed on our behalf, without interest, before any Freeport LNG cash flows are otherwise distributed to us. We currently expect to evaluate Freeport LNG capital calls on a case-by-case basis and to fund additional capital contributions that we elect to make using cash on hand and funds raised through the issuance of Cheniere equity or debt securities or other Cheniere borrowings.

Sabine Pass LNG

In February 2005, Sabine Pass LNG entered into the $822 million Sabine Pass Credit Facility with an initial syndicate of 47 financial institutions. Société Générale serves as the administrative agent and HSBC serves as collateral agent. The Sabine Pass Credit Facility will be used to fund a substantial majority of the costs of constructing and placing into operation the Sabine Pass LNG receiving terminal. Unless Sabine Pass LNG decides to terminate availability earlier, the Sabine Pass Credit Facility will be available until no later than April 1, 2009, after which time any unutilized portion of the Sabine Pass Credit Facility will be permanently canceled. Before Sabine Pass LNG may make an initial borrowing under the Sabine Pass Credit Facility, it will be required to provide evidence that it has received equity contributions in amounts sufficient to fund $234 million of the project costs. Of such amount, as of June 30, 2005, approximately $143 million had been funded, and there were no borrowings outstanding under the Sabine Pass Credit Facility.

Borrowings under the Sabine Pass Credit Facility bear interest at a variable rate equal to LIBOR plus the applicable margin. The applicable margin varies from 1.25% to 1.625% during the term of the Sabine Pass Credit Facility. The Sabine Pass Credit Facility provides for a commitment fee of 0.50% per annum on the daily committed, undrawn portion of the facility. Annual administrative fees must also be paid to the administrative and collateral agents. The principal of the loans made under the Sabine Pass Credit Facility must be repaid in semi-annual installments commencing six months after the later of (i) the date that substantial completion of the project occurs under the EPC agreement and (ii) the commercial start date under the Total TUA. Sabine Pass LNG may specify an earlier date to commence repayment upon satisfaction of certain conditions. In any event, payments under the Sabine Pass Credit Facility must commence no later than October 1, 2009, and all obligations under the Sabine Pass Credit Facility mature and must be fully repaid by February 25, 2015.

The Sabine Pass Credit Facility contains customary conditions precedent to the initial borrowing and any subsequent borrowings as well as customary affirmative and negative covenants. Sabine Pass LNG has obtained and may in the future seek consents, waivers and amendments to the Sabine Pass Credit Facility documents. The obligations of Sabine Pass LNG under the Sabine Pass Credit Facility are secured by substantially all of Sabine Pass LNG’s property, including the Total and Chevron USA TUAs, and the partnership interests in Sabine Pass LNG.

In connection with the closing of the Sabine Pass Credit Facility, Sabine Pass LNG entered into swap agreements with HSBC and Société Générale. Under the terms of the swap agreements, Sabine Pass LNG will be able to hedge against rising interest rates, to a certain extent, with respect to its drawings under the Sabine Pass Credit Facility up to a maximum amount of $700 million. The swap agreements have the effect of fixing the LIBOR component of the interest rate payable under the Sabine Pass Credit Facility with respect to anticipated hedged drawings under the Sabine Pass Credit Facility up to a maximum of $700 million at 4.49% from July 25, 2005 to March 25, 2009 and at 4.98% from March 26, 2009 through March 25, 2012. The final termination date of the swap agreements will be March 25, 2012.

In December 2004, Sabine Pass LNG entered into the EPC contract with Bechtel pursuant to which Bechtel will provide Sabine Pass LNG with services for the engineering, procurement and construction of the Sabine Pass LNG receiving terminal. In December 2004, a limited notice to proceed (“LNTP”) was issued to and accepted by Bechtel, at which time Bechtel was required to promptly commence performance of certain off-site engineering and preparatory work under the EPC contract. In late March 2005, we advanced 5% of the contract price, or $32.3 million, to Bechtel and issued the full notice to proceed, or NTP. This advance is credited against amounts due under the EPC contract in equal installments over a twelve-month period. In early April 2005, Bechtel accepted the NTP and commenced all other aspects of the work under the EPC contract.

Sabine Pass LNG entered into the EPC contract with Bechtel for $646.9 million plus certain reimbursable costs. This contract price is subject to adjustment for changes in certain commodity prices, contingencies change orders and other items. Payments under the EPC agreement will be made in accordance with the payment schedule set forth in the EPC agreement. The contract price and payment schedule, including milestones, may be amended only by change order. Bechtel will be liable to Sabine Pass LNG in the event of certain delays in achieving substantial completion, minimum acceptance criteria and performance guarantees. Bechtel will be entitled to a bonus of $12 million, or a lesser amount in certain cases, if Bechtel, by April 3, 2008, completes construction sufficient to achieve, among other requirements specified in the EPC agreement, a sendout rate of at least 2.0 Bcf/d for a minimum sustained test period of 24 hours. Bechtel will be entitled to receive an additional bonus of up to $6 million if commercial operations is achieved by January 2, 2008. As of August 5, 2005, change orders to the EPC contract of $22.8 million, in the aggregate have been approved, thereby increasing the total contract price to $669.7 million.

In November 2004, Total paid Sabine Pass LNG a nonrefundable advance capacity reservation fee of $10 million in connection with the reservation of approximately 1.0 Bcf/d of LNG regasification capacity at the Sabine Pass LNG receiving terminal. An additional advance capacity reservation fee payment of $10 million was paid by Total to Sabine Pass LNG in April 2005. The capacity reservation fee payments will be amortized over a 10-year period as a reduction of Total’s regasification capacity fee under the TUA. As a result, we record the advance payments that we receive, although non-refundable, as deferred revenue to be amortized to income over the corresponding 10-year period.

In accordance with the provisions of an omnibus agreement, Chevron USA agreed to make advance capacity reservation fee payments to Sabine Pass LNG totaling up to $20 million, under specified conditions, beginning with $5 million paid in November 2004 and $7 million paid in December 2004. A third payment of $5 million was paid by Chevron USA to Sabine Pass LNG in April 2005. A payment of $3 million will be due if Chevron USA exercises the option to increase its reserved capacity at the Sabine Pass LNG facility to approximately 1.0 Bcf/d. These capacity reservation fee payments will be amortized over a 10-year period as a reduction of Chevron USA’s regasification capacity fee under the TUA. As a result, we record the advance payments that we receive, although non-refundable, as deferred revenue to be amortized to income over the corresponding 10-year period.

In January 2004, we were paid $1 million by J & S Cheniere in connection with an option to purchase LNG regasification capacity in each of our Sabine Pass and Corpus Christi LNG facilities. Although non-refundable, we have recorded the option fee as deferred revenue.

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

Convertible senior unsecured notes

On July 27, 2005, we consummated a private offering of $325 million aggregate principal amount of convertible senior unsecured notes due 2012 to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The notes will bear interest at a rate of 2.25% per year. The notes are convertible into our common stock under certain circumstances at an initial conversion rate of 28.2326 per $1,000 principal amount of the notes, which is equal to a conversion price of approximately $35.42 per share. We may redeem some or all of the notes on or before August 1, 2012, for cash equal to 100% of the principal plus any accrued and unpaid interest if in the previous 10 days the volume weighted average price of our common stock exceeds $53.13, subject to adjustment, for at least 5 consecutive trading days. In the event of such a redemption, we will make an additional payment equal to the present value of all remaining scheduled interest payments through August 1, 2012, discounted at U.S Treasuries plus 50 basis points. The notes may be converted at the option of the holders at any time.

Concurrent with the issuance of the convertible senior unsecured notes, we also entered into hedge transactions (consisting of a purchase and a sale of call options) with an affiliate of the initial purchaser of the notes, having a term of two years and a net cost to us of approximately $75.7 million. These hedge transactions are expected to offset potential dilution from conversion of the notes up to a market price of $70.00 per share. The net cost of the hedge transactions will be recorded as a reduction to Additional Paid-in-Capital in accordance with the guidance of the Emerging Issues Task Force (“EITF”) Issue 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Net proceeds from the offering were approximately $240 million, after deducting the cost of the hedge transactions, the underwriting discount and related fees.

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

Historical cash flows

Net cash used in operations totaled $454,000 during the six months ended June 30, 2005 compared to $10.6 million in the same period of 2004. The improvement is a result of $15 million in advance capacity reservation fee payments received by Sabine Pass LNG.

Net cash used in investing activities was $121.4 million during the six months ended June 30, 2005 compared to net cash provided by investing activities of $1.7 million in the same period of 2004. During the first half of 2005, we advanced $24.3 million (net of $8.1 million credited against invoices and transferred to construction-in-progress) to Bechtel related to the construction of our Sabine Pass LNG receiving terminal. We also charged $92.1 million to construction–in–progress related to the Sabine Pass LNG facility. The remaining cash used for investing activities during the first half of 2005 primarily related to the purchase of fixed assets, advances to Freeport LNG and oil and gas property additions, partially offset by the sale of our interest in an oil and gas prospect. During the first half of 2004, cash provided by investing activities of $1.7 million included a reimbursement from limited partnership investment, sale of limited partnership interest, and sales of our interests in oil and gas prospects, partially offset by the purchase of restricted certificate of deposit and oil and gas property and fixed asset additions.

Net cash used in financing activities was $14.8 million in the six months ended June 30, 2005 compared to net cash provided by financing activities of $17.6 million in the same period of 2004. During the first half of 2005, we incurred $16.8 million in debt issuance costs related to the Sabine Pass Credit Facility and a contemplated private debt offering, partially offset by $2.0 million in proceeds from the exercise of stock options and warrants. During the first half of 2004, we received net proceeds of $16.4 million (after offering costs of $965,000) related to a private sale of our common stock in January 2004 and exercises of warrants and stock options during the first half of 2004. We also received $2.2 million in partnership contributions in the first half of 2004 from the minority owner in Corpus Christi LNG. Cash flows from financing activities in the first half of 2004 were partially offset by the repayment of a $1.0 million note payable.

Due to the factors described above, our cash and cash equivalents decreased to $171.8 million as of June 30, 2005 compared to $308.4 million at December 31, 2004, and our working capital decreased to $150.8 million as of June 30, 2005 compared to $305.8 million at December 31, 2004.

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

On February 8, 2005, we acquired the 33.3% minority interest in Corpus Christi LNG through the acquisition of BPU in exchange for 2 million restricted shares of our common stock valued at $77.0 million plus direct transaction costs.

In June 2005, 10,000 shares of restricted common stock, valued at $30.00 per share, were issued to a non-executive officer or director. We recorded $300,000 of deferred compensation as a reduction to stockholders’ equity. The stock vests 25% per year over a four-year period on each anniversary of the grant date.

During the six months ended June 30, 2005, a total of 539,850 shares of our common stock were issued pursuant to the exercise of stock options, resulting in net cash proceeds of $1.5 million. An additional 32,942 shares were issued in satisfaction of cashless exercises of options to purchase 33,868 shares of common stock. A total of 400,000 shares of common stock were also issued pursuant to the exercise of warrants, resulting in net proceeds of $500,000.

Lease obligations

On January 15, 2005, we exercised our Sabine Pass site options and executed 30-year leases related to the option acreage. These lease agreements call for annual payments totaling $1.5 million. We have the option to renew these leases for six 10-year periods.

On March 30, 2005, we amended our office lease to increase our rentable square footage to include an additional floor on the premises. The lease term for the additional floor runs from May 2005 through January 2014. We have an option to renew the lease for an additional five years at the then-current market rate as part of the renewal of our original lease space. Under the amended lease, there are no monthly lease payments for the additional floor from May 2005 through April 14, 2007, after which time the lease payments range from approximately $30,000 to $39,000 per month through January 2014. We have prepaid $201,000 in rent related to 2013 and have included such amount in other assets on the accompanying consolidated balance sheet as of June 30, 2005.

Restricted cash, restricted certificate of deposit and letter of credit

The Sabine Pass Credit Facility established cash collateral accounts under the exclusive control of HSBC, the collateral agent. Accordingly, our total cash balance of $136,000 held in these accounts as of June 30, 2005 is classified as restricted on our balance sheet.

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

Upon the termination of our bank line of credit in June 2004, we purchased a certificate of deposit in the amount of $1.1 million and entered into a pledge agreement in favor of the commercial bank that had previously issued the standby letter of credit for $1.1 million. In October 2004, both the letter of credit and certificate of deposit were amended to decrease the face amounts by $225,000 to $898,000. The renewed letter of credit and the certificate of deposit both mature on November 30, 2005. Under the terms of the pledge agreement, the commercial bank was assigned a security interest in the certificate of deposit as collateral for the letter of credit. As a result, the certificate of deposit plus $10,000 of accrued interest is classified as restricted on our balance sheet at June 30, 2005.

Off-balance sheet arrangements

As of June 30, 2005, we had no “off-balance sheet arrangements” that may have a current or future material affect on our consolidated financial condition or results of operations.

Results of Operations—Comparison of the Three-Month Periods Ended June 30, 2005 and 2004

Overview

Our financial results for the three months ended June 30, 2005 reflected a net loss of $9.8 million, or $0.18 per share (basic and diluted), compared to a net loss of $8.1 million, or $0.21 per share (basic and diluted), for the three months ended June 30, 2004.

The major factors contributing to our net loss of $9.8 million during the second quarter of 2005 were LNG receiving terminal development expenses of $5.4 million and general and administrative expenses of $5.6 million. The major factors contributing to our $8.1 million net loss during the second quarter of 2004 were LNG receiving terminal development expenses of $5.6 million (which were offset by a $752,000 minority interest in the operations of Corpus Christi LNG), general and administrative expenses of $1.9 million and our equity share of the net loss of Freeport LNG of $1.5 million.

LNG receiving terminal development and related pipeline activities

LNG receiving terminal development expenses were 4% lower in the second quarter of 2005 ($5.4 million) than in the second quarter of 2004 ($5.6 million). Our development expenses primarily include professional fees associated with front-end engineering and design work, obtaining orders from FERC authorizing construction of our facilities and other required permitting for our planned LNG receiving terminals and their related natural gas pipelines. Other expenses directly related to the development of our LNG receiving terminals, including expenses of our LNG employees directly involved in the development activities, are also included. Beginning in the first quarter of 2005, costs related to the construction of our Sabine Pass LNG receiving terminal have been capitalized.

In the second quarter of 2005, we recorded $2.5 million of development expenses relating to pipeline development activities for our Sabine Pass LNG and Creole Trail LNG projects. In addition, we incurred $1.1 million of LNG receiving terminal development expenses attributable to our Creole Trail LNG and Corpus Christi LNG projects. We also incurred $1.7 million in other LNG receiving terminal development expenses, including $1.5 million in LNG employee related costs. Our LNG staff increased from an average of 16 employees in the second quarter of 2004 to an average of 24 employees in the second quarter of 2005 as a result of the expansion of our business. LNG employee-related costs for the second quarter of 2005 also included non-cash compensation of $286,000 primarily related to the amortization of deferred compensation associated with non-vested stock awarded in 2004.

In the second quarter of 2004, we incurred $2.3 million in terminal development expenses related to our Sabine Pass LNG receiving terminal and related pipeline. We also incurred $2.4 million related to our Corpus Christi LNG receiving terminal and related pipeline. This amount was offset partially by $752,000 related to the minority interest of our 33.3% limited partner. In addition, we incurred $895,000 in other terminal development expenses primarily related to LNG employee related costs. Such amount also included non-cash compensation of $112,000 related to the amortization of deferred compensation associated with non-vested stock awards granted in February 2004.

In the second quarter of 2005, our 30% equity share of the net loss of Freeport LNG resulted in a reported net loss of $127,000 attributable to the partnership. In contrast, in the second quarter of 2004, our 30% equity share of the net loss of Freeport LNG was $1.5 million.

General and administrative expenses

General and administrative (“G&A”) expenses primarily relate to our general corporate and other activities. These expenses increased $3.7 million, or 190%, to $5.6 million in the second quarter of 2005 compared to $1.9 million in the second quarter of 2004. The increase in G&A resulted primarily from the expansion of our business (including increases in average corporate staff from an average of 14 employees in the second quarter of 2004 to an average of 44 employees in the second quarter of 2005). Corporate employee-related costs for the second quarter of 2005 and 2004 included non-cash compensation of $536,000 and $366,000, respectively related to the amortization of deferred compensation associated with non-vested stock awards granted in 2004. We capitalize as oil and gas property costs that portion of G&A expenses directly related to our exploration and development activities. We capitalized $188,000 in the second quarter of 2005 compared to $240,000 in the second quarter of 2004.

Depreciation, depletion and amortization expenses

Depreciation, depletion and amortization (“DD&A”) expenses increased $367,000, or 228%, to $528,000 in the second quarter of 2005 from $161,000 in the second quarter of 2004. The increase primarily resulted from higher oil and gas DD&A as a result of an increase in our DD&A rate from $1.28 per thousand cubic feet equivalent (“Mcfe”) to an average $2.84 per Mcfe and higher production volumes discussed below. DD&A also increased as a result of more depreciation expense resulting from the acquisition of furniture, fixtures and equipment associated with the expansion of our business.

Unrealized derivatives loss

During the second quarter of 2005, we recorded an unrealized derivative loss of $642,000 attributable to the ineffective portion of the interest rate swaps related to our Sabine Pass Credit Facility.

Interest income

Interest income increased to $1.8 million in the second quarter of 2005 from $10,000 in the second quarter of 2004 as a result of our increased cash and cash equivalents balances.

Oil and gas activities

Oil and gas revenues increased by $354,000, or 106%, to $689,000 in the second quarter of 2005 from $335,000 in the second quarter of 2004 as a result of a 77% increase in production volumes (100,000 Mcfe in the second quarter of 2005 compared to 56,000 Mcfe in the second quarter of 2004) and by a 15% increase in average natural gas prices to $6.87 per thousand cubic feet (“Mcf”) in the second quarter of 2005 from $5.99 per Mcf in the second quarter of 2004. Our production costs are relatively minor because most of our revenues are generated from non-cost bearing, overriding royalty interests (“ORRI”). In December 2004, we converted an ORRI to a cost-bearing working interest upon well payout, which resulted in higher production volumes as well as higher operating costs during the second quarter of 2005.

Results of Operations – Comparison of the Six–Month Periods Ended June 30, 2005 and 2004.

Overview

Our financial results for the six months ended June 30, 2005 reflected a net loss of $19.1 million, or $0.36 per share (basic and diluted), compared to a net loss of $9.1 million, or $0.25 per share (basic and diluted), for the six months ended June 30, 2004.

The major factors contributing to our net loss of $19.1 million during the first six months of 2005 were LNG receiving terminal development expenses of $10.8 million and general and administrative expenses of $10.6 million, partially offset by $3.6 million in interest income. The major factors contributing to our $9.1 million net loss during the first six months of 2004 were LNG receiving terminal development expenses of $10.0 million (which were offset by a $2.2 million minority interest in the operations of Corpus Christi LNG) and general and administrative expenses of $4.9 million, partially offset by a $2.5 million reimbursement from our limited partnership investment in Freeport LNG.

LNG receiving terminal development activities

LNG receiving terminal development expenses were 8% higher in the first six months of 2005 ($10.8 million) than in the first six months of 2004 ($10.0 million). Beginning in the first quarter of 2005, however, costs related to the construction of our Sabine Pass LNG receiving terminal have been capitalized. Our development expenses primarily include professional fees associated with front-end engineering and design work, obtaining orders from FERC authorizing construction of our facilities and other required permitting for the Sabine Pass LNG, Corpus Christi LNG and Creole Trail LNG receiving terminals and their related natural gas pipelines. Other expenses directly related to the development of our LNG receiving terminals, including expenses of our LNG employees directly involved in the development activities, are also included.

In the first six months of 2005, we incurred $4.8 million in LNG pipeline development expenses primarily related to our Sabine Pass LNG and Creole Trail LNG projects. LNG receiving terminal development expenses for the first six months of 2005 were $3.0 million and were mainly attributable to our Creole Trail LNG and Corpus Christi LNG terminal projects. In addition, we incurred $3.0 million in other LNG receiving terminal development expenses, including $2.5 million in LNG employee related costs. Our LNG staff increased from an average of 13 employees in the first half of 2004 to an average of 21 employees in the first half of 2005 as a result of the expansion of our business. LNG employee-related costs for the first half of 2005 included non-cash compensation of $578,000 related to the amortization of deferred compensation associated with non-vested stock awarded in 2004.

In the first six months of 2004, we incurred $4.2 million in terminal development expenses related to our Sabine Pass LNG receiving terminal and related pipeline. We also incurred $3.9 million related to our Corpus Christi LNG receiving terminal and related pipeline. This amount, however, was partially offset by the minority interest of our 33.3% limited partner totaling $2.2 million. Substantially all expenditures incurred through March 31, 2004 by Corpus Christi LNG were the obligation of the minority owner, as the minority owner was required to fund 100% of the first $4.5 million of project expenditures. As project expenditures had reached $4.5 million by March 31, 2004, the minority owner began sharing all subsequent project expenditures based on its 33.3% limited partner interest. During the first six months of 2004, we also incurred $1.9 million in other terminal development expenses, including $1.6 million in LNG employee related costs. Such amount also included non-cash compensation of $637,000 (which included vested stock awards and amortization of deferred compensation associated with non-vested stock awards) granted in February 2004.

In the first six months of 2005, our 30% equity share of the net loss of Freeport LNG resulted in a reported net loss of $971,000 attributable to the partnership. In contrast, in the first six months of 2004, our 30% equity share of the net income of Freeport LNG was $667,000 because Freeport LNG recorded net income as a result of Freeport LNG’s receipt of a non-refundable fee of $10 million from ConocoPhillips in January 2004.

In January 2004, we received the final $2.5 million payment from Freeport LNG pursuant to the terms of the agreement related to our February 2003 disposition of LNG assets in exchange for cash and a limited partner interest in Freeport LNG. Because our investment basis in Freeport LNG had been previously reduced to zero, the $2.5 million payment was recorded as a reimbursement from limited partnership investment in our consolidated statement of operations during the first quarter of 2004.

General and administrative expenses

G&A expenses increased $5.7 million, or 118%, to $10.6 million in the first six months of 2005 compared to $4.9 million in the first six months of 2004. The increase in G&A resulted primarily from the expansion of our business (including increases in average corporate staff from an average of 12 employees in the first six months of 2004 to an average of 36 employees in the first six months of 2005). Corporate employee-related costs for the first six months of 2005 included non-cash compensation of $1.2 million related to the amortization of deferred compensation associated with non-vested stock awarded in 2004. Corporate employee related costs for the first six months of 2004 included non-cash compensation of $2.1 million (which included vested stock awards and amortization of deferred compensation associated with non-vested stock awards) granted in February 2004. We capitalize as oil and gas property costs that portion of G&A expenses directly related to our exploration and development activities. We capitalized $472,000 in the first six months of 2005 compared to $976,000 in the first six months of 2004.

Depreciation, depletion and amortization expenses

DD&A expenses increased $689,000, or 188%, to $1.1 million in the first six months of 2005 from $366,000 in the first six months of 2004. The increase primarily resulted from higher oil and gas DD&A as a result of an increase in our DD&A rate from $1.28 per Mcfe to $2.66 per Mcfe and higher production volumes discussed below. DD&A also increased as a result of more depreciation expense resulting from the acquisition of furniture, fixtures and equipment associated with the expansion of our business.

Unrealized derivative loss

During the first six months of 2005, we recorded an unrealized derivative loss of $667,000 attributable to the ineffective portion of the interest rate swaps related to our Sabine Pass Credit Facility.

Interest income

Interest income increased to $3.6 million in the first six months of 2005 from $17,000 in the first six months of 2004 as a result of an increase in our cash and cash equivalents balances.

Oil and gas activities

Oil and gas revenues increased by $758,000, or 114%, to $1.4 million in the first six months of 2005 from $667,000 in the first six months of 2004 as a result of a 106% increase in production volumes (234,000 Mcfe in the first six months of 2005 compared with 114,000 Mcfe in the first six months of 2004) and a 2% increase in average natural gas prices to $6.01 per Mcf in the first six months of 2005 from $5.88 per Mcf in the first six months of 2004. Our production costs are relatively minor because most of our revenues are generated from non-cost bearing ORRI. In December 2004, we converted an ORRI to a cost-bearing working interest upon well payout resulting in higher production volumes as well as higher operating costs during the first six months of 2005.

Other matters

Critical accounting estimates and policies

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment, to the specific set of circumstances existing in our business. We make every effort to comply properly with all applicable rules on or before their adoption, and we believe that the proper implementation and consistent application of the accounting rules are critical. However, not all situations are specifically addressed in the accounting literature. In these cases, we must use our best judgment to adopt a policy for accounting for these situations. We accomplish this by analogizing to similar situations and the accounting guidance governing them.

Accounting for LNG activities

Costs to develop our planned LNG receiving terminals are expensed as incurred. These costs primarily include professional fees associated with front-end engineering and design work and obtaining orders from FERC authorizing construction of our terminals and other required permitting for our planned LNG receiving terminals and their related natural gas pipelines. Land costs associated with LNG terminal sites are capitalized. Costs of certain permits are capitalized as intangible LNG assets. We have also capitalized costs related to options to purchase or lease land that may be used for potential LNG terminal sites. Such costs will be amortized over the term of the lease should a lease be entered into. LNG terminal site rentals and related amortization of capitalized options are capitalized during the construction period of the terminal.

In the first quarter of 2005, we began capitalizing all direct costs associated with the construction of the Sabine Pass LNG facility, upon satisfaction of the following criteria: (1) regulatory approval had been received, (2) financing was in place and (3) management was committed to the construction of the facility. In addition, to the extent that in the future we have outstanding debt, we will capitalize interest on capital invested in the Sabine Pass LNG facility, as well as our other LNG receiving terminal projects during the construction period, in accordance with SFAS No. 34, Capitalization of Interest Cost, as amended by SFAS No. 58, Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method (an Amendment of FASB Statement No. 34). Upon commencement of LNG terminal operations, capitalized interest, as a component of the total cost of the terminal, will be amortized over the estimated useful life of the LNG receiving terminal.

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

Oil and gas reserves

The process of estimating quantities of proved reserves is inherently uncertain, and our reserve data are only estimates. Reserve engineering is a subjective process of estimating underground accumulations of natural gas and crude oil that cannot be measured in an exact manner. The process relies on interpretations of available geologic, geophysical, engineering and production data. The extent, quality and reliability of this technical data can vary. The process also requires certain economic assumptions, some of which are mandated by the SEC, such as oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The accuracy of a reserve estimate is a function of the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions and the judgment of the persons preparing the estimate. At least annually, our reserves are estimated by an independent petroleum engineer.

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

Cash flow hedges

As defined in SFAS No. 133, cash flow hedge transactions hedge the exposure to variability in expected future cash flows (i.e., in our case, the variability of floating interest rate exposure). In the case of cash flow hedges, the hedged item (the underlying risk) is generally unrecognized (i.e., not recorded on the balance sheet prior to settlement), and any changes in the fair value, therefore, will not be recorded within earnings. Conceptually, if a cash flow hedge is effective, this means that a variable, such as a movement in interest rates, has been effectively fixed, so that any fluctuations will have no net result on either cash flows or earnings. Therefore, if the changes in fair value of the hedged item are not recorded in earnings, then the changes in fair value of the hedging instrument (the derivative) must also be excluded from the income statement, or else a one-sided net impact on earnings will be reported, despite the fact that the establishment of the effective hedge results in no net economic impact. To prevent such a scenario from occurring, SFAS No. 133 requires that the fair value of a derivative instrument designated as a cash flow hedge be recorded as an asset or liability on the balance sheet, but with the offset reported as part of other comprehensive income, to the extent that the hedge is effective. Any ineffective portion will be reflected in earnings.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the requirements for accounting and reporting on a change in accounting principle, while carrying forward the guidance in APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change, the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS No. 154 will depend on the accounting change that occurs in a future period.

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

The following table summarizes the fair market values of our existing interest rate swap agreements as of June 30, 2005 (in thousands):

Variable to Fixed Swaps

Maturity Date	Notional Principal Amount	Fixed Interest Rate (Pay)	Weighted Average Interest Rate	Fair Market Value
July 25, 2005 through December 28, 2005	$228,504	4.49%	US $ LIBOR BBA	$(124)
December 28, 2005 through December 27, 2006	3,288,818	4.49%	US $ LIBOR BBA	(1,427)
December 27, 2006 through December 27, 2007	6,725,074	4.49%	US $ LIBOR BBA	(2,291)
December 27, 2007 through December 29, 2008	8,301,516	4.49%	US $ LIBOR BBA	(2,094)
December 29, 2008 through March 25, 2009	2,100,000	4.49%	US $ LIBOR BBA	(394)
March 25, 2009 through March 25, 2010	1,390,700	4.98%	US $ LIBOR BBA	(4,162)
March 25, 2010 through March 25, 2011	1,352,000	4.98%	US $ LIBOR BBA	(3,042)
March 25, 2011 through March 26, 2012	1,310,800	4.98%	US $ LIBOR BBA	(2,626)

	$24,697,412			$(16,160)

Item 4. Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

We are and may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management and legal counsel, as of June 30, 2005, there were no threatened or pending legal matters that would have a material impact on our consolidated results of operations, financial position or cash flows.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company held an annual meeting of its stockholders on May 24, 2005. The following individuals were elected to the Board of Directors: Keith F. Carney, Charif Souki and Walter L. Williams. In addition to the election of Directors, the ratification of the appointment of UHY Mann Frankfort Stein & Lipp CPAs, LLP as independent accountants for the fiscal year ending December 31, 2005 was submitted to a vote of the security holders. There were 53,578,576 shares of common stock outstanding and eligible to vote as of the record date of March 28, 2005. The result of voting on these matters is summarized in the following table:

Description	Votes For	Votes Against	Abstentions or Votes Withheld
Keith F. Carney	37,963,156	-0-	8,187,356
Charif Souki	38,620,992	-0-	7,529,520
Walter L. Williams	38,621,832	-0-	7,528,680
Independent Accountants	46,009,192	119,438	21,882

Item 6. Exhibits

(a) Each of the following exhibits is filed herewith:

10.1	Consent and Waiver No. 2 to Credit Agreement, dated as of May 5, 2005, among Sabine Pass LNG, L.P., Société Générale and HSBC Bank USA, National Association

10.2	Consent and Waiver No. 3 to Credit Agreement, dated as of April 25, 2005, among Sabine Pass LNG, L.P., Société Générale and HSBC Bank USA, National Association

10.3	Consent and Waiver No. 4 to Credit Agreement, dated as of May 31, 2005, among Sabine Pass LNG, L.P., Société Générale and HSBC Bank USA, National Association

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHENIERE ENERGY, INC.

/s/ Craig K. Townsend
Vice President and Chief Accounting Officer (on behalf of the registrant and as principal accounting officer)

Date: August 5, 2005