Form 10-Q
period 2007-06-30
CHENIERE ENERGY INC
filed 2007-08-08
CIK 3570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 31, 2007, there were 47,275,468 shares of Cheniere Energy, Inc. Common Stock, $0.003 par value, issued and outstanding.

CHENIERE ENERGY, INC.

i

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$710,802	$462,963
Restricted cash and cash equivalents	195,337	176,827
Interest receivable	7,833	6,642
Accounts receivable	12,126	1,299
Derivative assets	395	—
Prepaid expenses and other	8,927	2,242

TOTAL CURRENT ASSETS	935,420	649,973
NON-CURRENT RESTRICTED CASH AND CASH EQUIVALENTS	737,515	1,071,722
NON-CURRENT RESTRICTED TREASURY SECURITIES	86,304	—
PROPERTY, PLANT AND EQUIPMENT, NET	1,150,953	748,818
DEBT ISSUANCE COSTS, NET	46,875	41,545
INVESTMENTS IN UNCONSOLIDATED AFFILIATES	25,266	—
GOODWILL	76,844	76,844
INTANGIBLE ASSETS	4,448	4,331
ADVANCES UNDER LONG-TERM CONTRACTS	18,917	7,101
OTHER	1,882	4,154

TOTAL ASSETS	$3,084,424	$2,604,488

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable	$10,029	$3,659
Accrued liabilities	90,973	58,280
Derivative liabilities	995	—

TOTAL CURRENT LIABILITIES	101,997	61,939
LONG-TERM DEBT	2,757,000	2,357,000
DEFERRED REVENUE	41,000	41,000
OTHER NON-CURRENT LIABILITIES	6,874	1,302
MINORITY INTEREST	300,795	—
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $0.003 par value
Authorized: 120,000,000 shares at both June 30, 2007 and December 31, 2006
Issued and outstanding: 50,427,267 shares at June 30, 2007 and 55,212,771 shares at December 31, 2006 (excluding treasury shares)	169	166
Treasury stock, 6,000,962 shares, at cost	(212,520)	—
Additional paid-in-capital	411,992	390,256
Accumulated deficit	(322,816)	(247,141)
Accumulated other comprehensive loss	(67)	(34)

Total stockholders’ (deficit) equity	(123,242)	143,247

Total liabilities and stockholders’ (deficit) equity	$3,084,424	$2,604,488

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
Oil and gas sales	$2,719	$413	$3,551	$835
Marketing and trading loss	(1,847)	—	(3,936)	—

Total revenues	872	413	(385)	835

Operating costs and expenses
LNG receiving terminal and pipeline development expenses	10,532	(4,506)	16,286	3,807
Exploration costs	14	590	372	1,428
Oil and gas production costs	101	55	168	105
Depreciation, depletion and amortization	1,513	579	2,589	1,185
General and administrative expenses	28,936	12,444	50,197	25,625

Total operating costs and expenses	41,096	9,162	69,612	32,150

Loss from operations	(40,224)	(8,749)	(69,997)	(31,315)
Derivative gain	—	162	—	923
Interest expense, net	(25,930)	(11,096)	(52,356)	(22,234)
Interest income	24,120	10,335	45,703	19,879
Other income (expense)	(184)	108	(183)	284

Loss before income taxes and minority interest	(42,218)	(9,240)	(76,833)	(32,463)
Income tax benefit	—	5,621	—	13,033

Loss before minority interest	(42,218)	(3,619)	(76,833)	(19,430)
Minority interest	1,099	—	1,158	—

Net loss	$(41,119)	$(3,619)	$(75,675)	$(19,430)

Net loss per common share—basic and diluted	$(0.76)	$(0.07)	$(1.38)	$(0.36)

Weighted average number of common shares outstanding—basic and diluted	54,391	54,369	54,640	54,293

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands)

(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance—December 31, 2006	55,213	$166	—	$—	$390,256	$(247,141)	$(34)	$143,247
Issuances of stock	414	1	—	—	1,746	—	—	1,747
Issuances of restricted stock	807	2	—	—	(2)	—	—	—
Forfeitures of restricted stock	(5)	—	1	—	—	—	—	—
Stock-based compensation	—	—	—	—	20,054	—	—	20,054
Treasury stock acquired	(6,002)	—	6,002	(212,582)	—	—	—	(212,582)
Treasury stock retired	—	—	(2)	62	(62)	—	—	—
Other Comprehensive loss:
Foreign currency translation	—	—	—	—	—	—	(33)	(33)
Net loss	—	—	—	—	—	(75,675)	—	(75,675)

Balance—June 30, 2007	50,427	$169	6,001	$(212,520)	$411,992	$(322,816)	$(67)	$(123,242)

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(75,675)	$(19,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	2,571	1,185
Impairment of unproved properties	335	323
Dry hole expense	(2)	540
Amortization of debt issuance costs	2,722	1,835
Non-cash compensation	19,321	10,896
Use of restricted cash and cash equivalents	56,610	—
Restricted interest income on restricted cash and cash equivalents	(29,719)	—
Deferred tax benefit	—	(13,033)
Equity in net loss of limited partnership	—	—
Minority interest	(1,158)	—
Non-cash derivative (gain) loss	—	(580)
Other	(129)	(10)
Changes in operating assets and liabilities
Accounts receivable	(11,585)	(644)
Interest receivable	(1,191)	—
Prepaid expenses	(6,700)	(2,770)
Deferred rent	4,448	—
Regulatory assets	—	(12,343)
Accounts payable and accrued liabilities	16,308	(1,114)

NET CASH USED IN OPERATING ACTIVITIES	(23,844)	(35,145)

CASH FLOWS FROM INVESTING ACTIVITIES:
LNG terminal and pipeline construction-in-progress	(360,400)	(160,475)
Use of restricted cash and cash equivalents	300,314	26,782
Investments in restricted treasury securities	(98,442)	—
Purchases of fixed assets	(15,926)	(4,050)
Investment in unconsolidated affiliate	(25,025)	—
Oil and gas additions, net of sales	23	(2,576)
Advances under long-term contracts	(11,816)	—
Other	78	(3,052)

NET CASH USED IN INVESTING ACTIVITIES	(211,194)	(143,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common units in partnership	203,946	—
Proceeds from issuance of common units to minority owners in partnership	98,442	—
Distributions to minority interest	(435)	—
Proceeds from 2007 Term Loan	400,000	—
Payment of Holdings term loan	—	(3,000)
Borrowings under Sabine Pass credit facility	—	149,000
Debt issuance costs	(8,883)	(3,252)
Sale of common stock	1,748	1,716
Purchase of treasury shares	(212,582)	(932)
Use of restricted cash and cash equivalents	641	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	482,877	143,532

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	247,839	(34,984)
CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	462,963	692,592

CASH AND CASH EQUIVALENTS—END OF PERIOD	$710,802	$657,608

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of Cheniere Energy, Inc. have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included. As used herein, the terms “Cheniere,” “we,” “our” and “us” refer to Cheniere Energy, Inc. and its wholly-owned or controlled subsidiaries, unless otherwise stated or indicated by context.

Certain reclassifications have been made to conform prior period information to the current presentation, including a $179.0 million reclassification between current Restricted Cash and Cash Equivalents and Non-Current Restricted Cash and Cash Equivalents on our December 31, 2006 Consolidated Balance Sheet. The reclassification had no effect on our overall consolidated financial position, results of operations or cash flows. Interim results are not necessarily indicative of results to be expected for the full fiscal year ending December 31, 2007.

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

•

Holdings initially sold 8,445,836 common units to the public and received net proceeds of $164.5 million, after which Cheniere and the public owned 89.8% and 8.2% limited partner interests in Cheniere Partners, respectively. Holdings also granted the underwriters an option to purchase an additional 2,025,000 of its Cheniere Partners’ common units to cover over-allotments in connection with the Offering.

Cheniere Partners used all of the net proceeds of $98.4 million it received from the sale of its common units to purchase U.S. treasury securities to fund a distribution reserve for payment of initial quarterly distributions of $0.425 per common unit, as well as related quarterly distributions to its general partner through the quarterly distribution to be made in respect of the quarter ending June 30, 2009.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

On April 16, 2007, the underwriters of the Offering exercised their over-allotment option to purchase 2,025,000 additional common units, which resulted in net proceeds of approximately $39.4 million to Holdings as the selling unitholder.

The net proceeds of $164.5 million from the initial sale of the common units by Holdings and the net proceeds of $39.4 million that it received from the subsequent exercise of the underwriters’ option to purchase additional common units from Holdings are not assets of Cheniere Partners, and therefore are unrestricted as to our use and are available for corporate and general purposes.

As of June 30, 2007, our combined general partner and limited partner ownership interest in Cheniere Partners was approximately 90.6%. As of such date, we held 135,383,831 subordinated units, 10,891,357 common units and 3,302,045 general partner units of Cheniere Partners. During the subordination period, the subordinated units will not be entitled to receive any distributions until the common units have received the initial quarterly distribution plus any arrearages on the initial quarterly distribution from prior quarters. Our subordinated units do not accrue arrearages. The subordination period generally will end if:

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

The following table sets forth the components of our minority interest balance attributable to third-party investors’ interest in Cheniere Partners as a result of the Offering (in thousands):

Net proceeds from Cheniere Partners’ issuance of common units (1)	$98,442
Net proceeds from Holdings’ sale of Cheniere Partners common units (2)	203,946
Distributions to minority interest	(435)
Minority interest share of loss of Cheniere Partners	(1,158)

Minority interest at June 30, 2007	$300,795

(1)	Through the Offering, Cheniere Partners received $98.4 million in proceeds net of offering costs from the issuance of its common units to the public. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 51, Accounting for Sales of Stock by a Subsidiary, provides guidance on accounting by the parent for issuances of a subsidiary’s common equity to unaffiliated parties. Under SAB No. 51, a company may elect an accounting policy of recording a gain or loss on the sale of common equity of a subsidiary equal to the amount of proceeds received in excess of the carrying value of the parent’s investment. Upon the conversion of all of our subordinated units in Cheniere Partners to common units, we will evaluate whether to recognize a gain through earnings at that time.
(2)

In conjunction with the Offering, Holdings sold a portion of the Cheniere Partners common units held by it to public, realizing proceeds net of offering costs of $203.9 million, which included $39.4 million of net

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

proceeds realized once the underwriters exercised their option to purchase an additional 2,025,000 common units from Holdings. Due to the subordinated distribution rights on our subordinated units, we have recorded those proceeds as a minority interest. Upon the conversion of all of our subordinated units in Cheniere Partners to common units, we will evaluate whether to recognize a gain through earnings at that time.

NOTE 3—Treasury Stock

During the quarter ended June 30, 2007, we purchased 6.0 million shares of our common stock through the exercise of call options acquired in the issuer call spread purchased by us in connection with the issuance of the Convertible Senior Unsecured Notes (see Note 8—Long Term Debt). These shares were held as treasury stock at June 30, 2007. In addition, for the six months ended June 30, 2007, we acquired 7,802 shares of treasury stock as a result of forfeitures and surrenders of restricted stock. Of these shares, 6,840 have been cancelled. Treasury stock is accounted for under the cost method.

NOTE 4—Restricted Cash, Cash Equivalents and Treasury Securities

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

In November 2006, Sabine Pass LNG, L.P. (“Sabine Pass LNG”), our subsidiary now wholly-owned by Cheniere Partners, consummated a private offering of an aggregate principal amount of $2,032 million of Senior Secured Notes consisting of $550 million of 7 1/4% Senior Secured Notes due 2013 (the “2013 Notes”) and $1,482 million of 7 1/2% Senior Secured Notes due 2016 (the “2016 Notes” and collectively with the 2013 Notes, the “Sabine Pass LNG notes”) (see Note 8—Long-Term Debt). Under the terms and conditions of the Sabine Pass LNG notes, we were required to fund cash reserve accounts for approximately $335 million related to future interest payments through May 2009 and approximately $887 million to pay the remaining costs to complete the initial phase (“Phase 1”) and the first stage of the second phase (“Phase 2—Stage 1”) of the Sabine Pass LNG receiving terminal. These cash accounts are controlled by a collateral trustee, and therefore are shown as Restricted Cash and Cash Equivalents on our Consolidated Balance Sheets. As of June 30, 2007 and December 31, 2006, $179.9 million and $176.3 million, respectively, of cash restricted for future interest payments due within one year and accrued construction costs have been classified as a current asset, and $720.6 million and $982.6 million, respectively, of cash restricted for remaining construction costs and future interest payments due beyond one year have been classified as a non-current asset on our Consolidated Balance Sheets.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

As discussed above in Note 2, at the closing of the Offering, Cheniere Partners funded a distribution reserve of $98.4 million, which was invested in U.S. treasury securities. The distribution reserve, including interest earned thereon, will be used to pay quarterly distributions of $0.425 per common unit for all common units, as well as related distributions to Cheniere Partners’ general partner through the distribution made in respect of the quarter ending June 30, 2009. The U.S. treasury securities were acquired at a discount from their maturity values equal to an average of approximately 4.87% per year. As of June 30, 2007, we classified $86.3 million of the U.S. treasury securities as Non-Current Restricted Treasury Securities on our Consolidated Balance Sheet, as these securities had maturities greater than three months. In May 2007, we used the distribution reserve to pay a cash distribution based on the pro rata share of the partnership’s minimum quarterly distribution for the time period from the closing of the Offering on March 26, 2007 through March 31, 2007. The remaining $11.5 million invested in U.S. treasury securities were classified as Non-Current Restricted Cash and Cash Equivalents on our Consolidated Balance Sheets as of June 30, 2007, as these securities had maturities less than or equal to three months.

NOTE 5—Property, Plant and Equipment

Property, plant and equipment consists of LNG terminal and natural gas pipeline construction-in-progress expenditures, LNG site and related costs, investments in oil and gas properties and fixed assets, as follows (in thousands):

	June 30, 2007	December 31, 2006
LNG TERMINAL COSTS
LNG terminal construction-in-progress	$913,538	$684,008
LNG site and related costs, net	1,481	1,467

Total LNG terminal costs	915,019	685,475

NATURAL GAS PIPELINE COSTS
Pipeline construction-in-progress	197,647	45,615
Pipeline right-of-ways	9,876	2,134

Total natural gas pipeline costs	207,523	47,749

OIL AND GAS PROPERTIES, successful efforts
Proved	2,360	2,343
Unproved	405	779
Accumulated depreciation, depletion and amortization	(440)	(263)

Total oil and gas properties, net	2,325	2,859

FIXED ASSETS
Computers and office equipment	7,133	5,352
Furniture and fixtures	4,743	1,310
Computer software	10,317	8,043
Leasehold improvements	7,506	2,206
Projects in progress	1,532	1,724
Other	560	123
Accumulated depreciation	(5,705)	(6,023)

Total fixed assets, net	26,086	12,735

PROPERTY, PLANT AND EQUIPMENT, NET	$1,150,953	$748,818

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In February 2005 and July 2006, Phase 1 and Phase 2—Stage l, respectively, of the Sabine Pass LNG receiving terminal project satisfied our criteria for capitalization. Accordingly, costs associated with the construction of Phase 1 and Phase 2—Stage 1 of the Sabine Pass LNG receiving terminal have been capitalized as construction-in-progress since those dates. For the six months ended June 30, 2007 and 2006, we capitalized $27.9 million and $7.7 million of interest expense related to these construction projects, respectively. In March 2006, our Corpus Christi LNG receiving terminal satisfied the criteria for capitalization. Accordingly, costs associated with the initial site work for the Corpus Christi LNG receiving terminal have been capitalized as construction-in progress since that time. For the six months ended June 30, 2007, we capitalized $1.0 million of interest expense related to this construction project.

Natural Gas Pipeline Costs

Our developing natural gas pipeline business is subject to the jurisdiction of the Federal Energy Regulatory Commission (“FERC”) in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978, and we have determined that our pipelines to be constructed have met the criteria set forth in SFAS No. 71, Accounting for the Effects of Certain Types of Regulations. Accordingly, we began applying the provisions of SFAS No. 71 to the affected pipeline subsidiaries in the second quarter of 2006. Natural gas pipeline costs also include amounts capitalized as Allowance for Funds Used During Construction (“AFUDC”). The rates used in the calculation of AFUDC are determined in accordance with guidelines established by the FERC. AFUDC represents the cost of debt and equity funds used to finance our natural gas pipeline additions during construction. AFUDC is capitalized as a part of the cost of our natural gas pipelines. Under regulatory rate practices, we generally are permitted to recover AFUDC, and a fair return thereon, through our rate base after our natural gas pipelines are placed in service. For the six months ended June 30, 2007, we capitalized $4.0 million of AFUDC to our natural gas pipeline projects.

Fixed Assets

Our fixed assets are recorded at cost and are depreciated on a straight-line method based on estimated lives of the individual assets or groups of assets. Depreciation expense related to our property, plant and equipment totaled $2.4 million for the six months ended June 30, 2007.

NOTE 6—Investments in Unconsolidated Affiliates

Freeport LNG

We account for our 30% limited partner investment in Freeport LNG Development, L.P. (“Freeport LNG”) using the equity method of accounting. As of June 30, 2007 and December 31, 2006, we had unrecorded cumulative suspended losses of $16.4 million and $13.0 million, respectively, related to our investment in Freeport LNG, as the basis in this investment had been reduced to zero. As a result, we did not record our share of the losses of the partnership for the three and six months ended June 30, 2007 because we had not guaranteed any obligations and are not committed to provide any further financial support, and have not done so since December 2005.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The financial position of Freeport LNG at June 30, 2007 and December 31, 2006 and the results of Freeport LNG’s operations for the three and six months ended June 30, 2007 and 2006 are summarized as follows (in thousands):

	June 30, 2007	December 31, 2006
Current assets	$218,551	$294,847
Construction-in-progress	739,298	594,191
Fixed assets, net, and other assets	9,666	9,684

Total assets	$967,515	$898,722

Current liabilities	$32,407	$38,621
Notes payable	989,781	903,369
Deferred revenue and other deferred credits	5,462	5,666
Partners’ capital	(60,135)	(48,934)

Total liabilities and partners’ capital	$967,515	$898,722

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Loss from continuing operations	$(5,540)	$(7,810)	$(11,201)	$(18,395)
Net loss	(5,540)	(7,810)	(11,201)	(18,395)
Cheniere’s 30% equity in net loss from limited partnership(1)	(1,662)	(2,343)	(3,360)	(5,519)

(1)	As discussed above, our equity in the net losses of Freeport LNG for the three- and six-month periods ending June 30, 2007 and 2006, were suspended and included in our unrecorded cumulative suspended losses because our investment basis was zero.

J & S Cheniere

J & S Cheniere S.A. (“J & S Cheniere”), a Swiss corporation, was formed on December 23, 2003 to engage in LNG transportation and trading activities. On May 8, 2007, an Amended and Restated Shareholders Agreement (“J & S Cheniere Amended Agreement”) was executed for J & S Cheniere, by and between an indirect, wholly-owned subsidiary of Cheniere and Mercuria Energy Holding B.V. (“Mercuria”), a Netherlands corporation affiliated with Mercuria Energy Group Ltd., an international petroleum trading and marketing company. In connection with the execution of the J & S Cheniere Amended Agreement, we have increased our ownership in J & S Cheniere to 49%. Mercuria has the remaining 51% ownership interest. Each shareholder has the right to appoint half of the board of directors of J & S Cheniere.

Pursuant to the terms of the J & S Cheniere Amended Agreement, Cheniere and Mercuria have each loaned $25 million to J & S Cheniere for the purpose of collateralizing certain obligations of J & S Cheniere relating to two LNG tanker time charters. Mercuria also agreed to the cancellation of prior loans made by it to J & S Cheniere. Under the J & S Cheniere Amended Agreement, Mercuria is entitled to receive from J & S Cheniere the first $15.9 million of distributions, after which we will be entitled to the next $10 million of distributions. Thereafter, distributions will be made pro rata in accordance with the number of shares owned by each shareholder.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Prior to executing the J & S Cheniere Amended Agreement, we accounted for our investment in J & S Cheniere under the cost method of accounting. In connection with the execution of the J & S Cheniere Amended Agreement and the increase of our ownership interest to 49%, on May 8, 2007, we began accounting for our investment in J & S Cheniere under the equity method of accounting, which was applied on a retroactive basis and had no material effect on our overall consolidated financial position, results of operations or cash flows.

NOTE 7—Accrued Liabilities

As of June 30, 2007 and December 31, 2006, accrued liabilities consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
LNG terminal construction costs	$28,259	$16,334
Accrued interest expense and related fees	19,364	24,861
Pipeline construction costs	22,403	7,039
Purchased physical gas	10,181	—
Payroll	6,542	5,512
Other accrued liabilities	4,224	4,534

Accrued liabilities	$90,973	$58,280

NOTE 8—Long-Term Debt

As of June 30, 2007 and December 31, 2006, our long-term debt consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Sabine Pass LNG notes	$2,032,000	$2,032,000
2007 Term Loan	400,000	—
Convertible Senior Unsecured Notes	325,000	325,000

Total Long-Term Debt	$2,757,000	$2,357,000

Sabine Pass LNG Notes

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Convertible Senior Unsecured Notes

In July 2005, we consummated a private offering of $325 million aggregate principal amount of Convertible Senior Unsecured Notes due 2012 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (“Securities Act”). The notes bear interest at a rate of 2.25% per year. The notes are convertible at any time into our common stock under certain circumstances at an initial conversion rate of 28.2326 shares per $1,000 principal amount of the notes, which is equal to a conversion price of approximately $35.42 per share. We may redeem some or all of the notes on or before August 1, 2012, for cash equal to 100% of the principal plus any accrued and unpaid interest if in the previous 10 trading days the volume-weighted average price of our common stock exceeds $53.13, subject to adjustment, for at least five consecutive trading days. In the event of such a redemption, we will make an additional payment equal to the present value of all remaining scheduled interest payments through August 1, 2012, discounted at the U.S. Treasury rate plus 50 basis points. The indenture governing the notes contains customary reporting requirements.

Concurrently with the issuance of the Convertible Senior Unsecured Notes, we also entered into hedge transactions in the form of an issuer call spread (consisting of a purchase and a sale of call options on our common stock) with an affiliate of the initial purchaser of the notes, having a term of two years and a net cost to us of $75.7 million. These hedge transactions we entered into are expected to offset potential dilution from conversion of the notes. The net cost of the hedge transactions was recorded as a reduction to Additional Paid-in-Capital in accordance with the guidance of Emerging Issues Task Force (“EITF”) Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Net proceeds from the offering were $239.8 million, after deducting the cost of the hedge transactions, the underwriting discount and related fees. As of June 30, 2007, no holders had elected to convert their notes.

As of June 30, 2007, we had repurchased 6.0 million shares of our common stock through the exercise of the call options acquired in the issuer call spread purchased by us in connection with the issuance of the Convertible Senior Unsecured Notes at a cash price of $35.42 per share, for an aggregate purchase price of approximately $212.5 million.

2007 Term Loan

On May 31, 2007, Cheniere Subsidiary Holdings, LLC (“Cheniere Subsidiary”), a newly formed wholly-owned subsidiary of Cheniere, entered into a $400.0 million credit agreement (“2007 Term Loan”). Borrowings under the 2007 Term Loan generally bear interest at a fixed rate of 9.75% per annum. Interest is calculated on the unpaid principal amount of the 2007 Term Loan outstanding and is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, beginning June 30, 2007. The 2007 Term Loan will mature on May 31, 2012. The net proceeds of $391.7 million from the 2007 Term Loan are being used for general corporate purposes, including to repurchase approximately 9.2 million shares of our outstanding common stock (of which 6.0 million had been purchased at June 30, 2007) pursuant to the exercise of the call options acquired in the issuer call spread purchased by us in connection with the issuance of the Convertible Senior Unsecured Notes.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Financial Instruments (in thousands):

	June 30, 2007		December 31, 2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Notes (1)	$550,000	$541,750	$550,000	$547,250
2016 Notes (1)	1,482,000	1,459,770	1,482,000	1,478,295
2007 Term Loan (2)	400,000	400,000	—	—
2.25% Convertible Senior Unsecured Notes due 2012 (3)	325,000	400,156	325,000	334,750
Restricted Treasury Securities (4)	86,304	87,131	—	—

(1)	The fair value of the Sabine Pass LNG notes is based on quotations obtained from broker-dealers who made markets in these and similar instruments as of June 29, 2007 and December 29, 2006.
(2)	The 2007 Term Loan bears interest at a fixed rate; therefore, the estimated fair value is expected to vary with changes in market interest rates. At June 30, 2007, the interest rate on the loan was estimated to be at market, and accordingly, the estimated fair value of the loan equals the carrying amount.
(3)	The fair value of our Convertible Senior Unsecured Notes is based on a closing trading price on June 29, 2007 and December 29, 2006.
(4)	The fair value of our Restricted Treasury Securities is based on quotations obtained from broker-dealers who made markets in these and similar instruments as of June 29, 2007. This amount includes $11.5 million classified as Non-Current Restricted Cash and Cash Equivalents on our Consolidated Balance Sheet as of June 30, 2007, as these securities had maturities less than or equal to three months.

NOTE 10—Income Taxes

From our inception, we have reported net operating losses (“NOL”) for both financial reporting purposes and for international, federal and state income tax reporting purposes. Accordingly, we are not presently a taxpayer and have not recorded a net liability for international, federal or state income taxes in any of the periods included in the accompanying financial statements. Our Consolidated Statements of Operations for the six months ended June 30, 2007 and 2006 included deferred income tax benefits of zero and $13.0 million, respectively. The deferred income tax benefit recorded for the six months ended June 30, 2006 was provided in accordance with the guidance in paragraph 140 of SFAS No. 109 and EITF Abstract, Topic D-32, which, in certain circumstances, requires items reported in pre-tax accumulated other comprehensive income (“OCI”) to be considered in the determination of the amount of tax benefit that must be reported in the Consolidated Statement of Operations when an NOL occurs. In our situation, one of those specific circumstance existed, which related to a pre-tax accumulated OCI of $43.1 million recorded as of June 30, 2006 in connection with our interest rate swaps. The deferred tax benefit for the six months ended June 30, 2006 represents the portion of the change in our tax asset valuation account that was allocable to the deferred income tax on the pre-tax income items reported in accumulated OCI in our June 30, 2006 Consolidated Statement of Stockholders’ Equity.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The income tax benefit included in our reported net loss consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Current income tax expense	$—	$—	$—	$—
Deferred income tax benefit	—	5,621	—	13,033

	$—	$5,621	$—	$13,033

We believe a substantial portion of the Sabine Pass LNG receiving terminal qualifies for the 50% bonus depreciation allowance enacted by the Gulf Opportunity Zone Act of 2005. These accelerated deductions are based on a full year estimate of the Sabine Pass LNG receiving terminal qualifying additions that will be ready to be placed in service during the remainder of 2007. The accelerated tax depreciation deduction offset a substantial portion of a first quarter tax gain resulting from the Offering.

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

Our federal consolidated income tax returns have not been audited by the Internal Revenue Service; we have not been notified of any pending federal, state or international income tax audits. We have not entered into any agreements with any taxing authorities to extend the period of time in which they may assert or assess additional income tax, penalties or interest. However, because we are presently in an NOL carryover position and have been since our inception, under the applicable Internal Revenue Service guidelines, in the event of an audit, our available federal NOL carryover amount is subject to adjustment until the normal three-year federal statute of limitations closes for the year in which the NOL is fully utilized. The Texas Comptroller’s office recently completed an audit of Cheniere’s Texas franchise tax returns for the three-year period ended December 31, 2004; the Louisiana Department of Revenue recently completed an income and franchise tax audit of Cheniere and one of our wholly-owned affiliates for the two-year period ended December 31, 2003. We expect that all of our significant operating affiliates will be audited by the States of Texas and Louisiana for annual tax reporting periods ended on and after December 31, 2004. To date, all of the state-level income tax audits have been settled favorably and without changes. None of our foreign affiliates have been audited by any foreign taxing authorities and none have been notified by relevant taxing authorities of an impending audit.

As discussed above, we have not previously recorded a liability for international, federal or state income taxes, and therefore, we have not been subject to any penalties or interest expense related to any income tax liabilities. In future reporting periods, if any interest or penalties are imposed in connection with an income tax liability, we expect to include both of these items in our income tax provision.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The provisions of FIN No. 48 have been applied to all of our material tax positions taken through the date of adoption and during the interim quarterly period ended June 30, 2007. We have determined that all of our material tax positions taken in our income tax returns meet, and the positions we expect to take in our future income tax filings will meet, the more likely-than-not recognition threshold prescribed by FIN No. 48. We have $36.9 million of tax positions related to the accelerated recovery of certain capital costs for which the ultimate deductibility is highly certain, but for which there is some uncertainty related to the timing of the related current and future tax deductions. Under SFAS No. 109, the disallowance of an accelerated recovery period would not affect our annual reported effective tax rate but would most likely result in the acceleration of cash income tax payments to the relevant taxing authorities. Adjustments that would affect our current year taxable income would generally be offset by our available NOL carryovers, and therefore, no interest and penalties have been accrued with respect to this liability. We believe that it is reasonably possible that the amount of our unrecognized tax benefits will decrease significantly within the next twelve months, but the amount of the decrease cannot be reasonably estimated at this time. To date, the adoption of FIN No. 48 has had no impact on our financial position, results of operations or cash flows.

As set forth in SFAS No. 109, we have established a tax valuation allowance for the tax benefits related to our NOL carryover and our other deferred tax assets due to the uncertainty of realizing the tax benefits. If, as a result of a change in facts, any of our previously recognized tax benefits are required to be de-recognized in a future reporting period, the resulting decrease in tax benefits will be taken into account before the amount of our tax valuation allowance is adjusted.

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

The following table reconciles basic and diluted weighted average common shares outstanding for the three and six months ended June 30, 2007 and 2006 (in thousands except for loss per share):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average common shares outstanding:
Basic	54,391	54,369	54,640	54,293
Dilutive common stock options	—	—	—	—
Dilutive Convertible Senior Unsecured Notes	—	—	—	—

Diluted	54,391	54,369	54,640	54,293

Basic loss per share	$(0.76)	$(0.07)	$(1.38)	$(0.36)
Diluted loss per share	$(0.76)	$(0.07)	$(1.38)	$(0.36)

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 12—Other Comprehensive Income (Loss)

The following table is a reconciliation of our net loss to our comprehensive income (loss) for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(41,119)	$(3,619)	$(75,675)	$(19,430)
Other comprehensive income (loss) items:
Cash flow hedges, net of income tax	—	10,437	—	24,205
Foreign currency translation	(28)	(34)	(33)	(34)

Comprehensive income (loss)	$(41,147)	$6,784	$(75,708)	$4,741

NOTE 13—Related Party Transactions

From time to time, officers and employees may charter aircraft for company business travel. We entered into a letter agreement, or charter letter, with an unrelated third-party entity, Western Airways, Inc. (“Western”), that specified the terms under which it would provide for charter of a Challenger 600 aircraft. One of the Challenger 600 aircraft that could be provided by Western for such services was owned by Bramblebush, L.L.C. (the “LLC”). The LLC is owned and/or controlled by our Chairman and Chief Executive Officer, Charif Souki. Our Code of Business Conduct and Ethics prohibits potential conflicts of interest. Upon the recommendation of our Audit Committee, which determined that the terms of the charter letter were fair and in our best interest, our Board of Directors unanimously approved the terms of the charter letter in May 2005 and granted an exception under our Code of Business Conduct and Ethics in order to permit us to charter the Challenger 600 aircraft. For the six months ended June 30, 2006, we incurred expenses of $111,000 related to the charter of the Challenger 600 aircraft owned by the LLC. For the six months ended June 30, 2007, there were no expenses incurred related to such aircraft.

NOTE 14—Supplemental Cash Flow Information and Disclosures of Non-Cash Transactions

The following table provides supplemental disclosure of cash flow information (in thousands):

	Six Months Ended June 30,
	2007	2006
Cash paid for interest, net of amounts capitalized	$55,110	$23,221
Construction-in-progress additions recorded as accrued liabilities	$54,787	$41,503

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

Our LNG receiving terminal segment is in various stages of developing three LNG receiving terminal projects along the U.S. Gulf Coast at the following locations: Sabine Pass LNG, approximately 90.6% owned (as

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

of June 30, 2007), in western Cameron Parish, Louisiana on the Sabine Pass Channel; Corpus Christi LNG, 100% owned, near Corpus Christi, Texas; and Creole Trail LNG, 100% owned, at the mouth of the Calcasieu Channel in central Cameron Parish, Louisiana. In addition, we own a 30% limited partner interest in a fourth project, Freeport LNG, located on Quintana Island near Freeport, Texas.

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

The following table summarizes revenues, net income (loss) from operations and total assets for each of our operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
LNG receiving terminal	$—	$—	$—	$—
Natural gas pipeline	—	—	—	—
LNG and natural gas marketing	(1,847)	—	(3,936)	—
Oil and gas exploration and development	2,719	413	3,551	835

Total	872	413	(385)	835
Corporate and other (1)	—	—	—	—

Total consolidated	872	$413	(385)	$835

Net income (loss):
LNG receiving terminal	$(13,340)	$(15,152)	$(28,406)	$(30,872)
Natural gas pipeline	(1,147)	10,480	(1,886)	8,812
LNG and natural gas marketing	(6,490)	(1,604)	(11,950)	(2,839)
Oil and gas exploration and development	2,507	(1,193)	2,843	(2,378)

Total	(18,470)	(7,469)	(39,399)	(27,277)
Corporate and other (1)	(22,649)	3,850	(36,276)	7,847

Total consolidated	$(41,119)	$(3,619)	$(75,675)	$(19,430)

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	June 30, 2007	December 31, 2006
Total assets:
LNG receiving terminal	$2,063,374	$1,975,666
Natural gas pipeline	208,119	49,223
LNG and natural gas marketing	75,303	44,499
Oil and gas exploration and development	3,067	3,481

Total	2,349,863	2,072,869
Corporate and other (1)	734,561	531,619

Total consolidated	$3,084,424	$2,604,488

(1)	Includes corporate activities and certain intercompany eliminations.

NOTE 16—Share-Based Compensation

We have granted options to purchase common stock to employees, consultants and outside directors under the Cheniere Energy, Inc. Amended and Restated 1997 Stock Option Plan (“1997 Plan”) and the Cheniere Energy, Inc. Amended and Restated 2003 Stock Incentive Plan (“2003 Plan”). Effective January 1, 2006, we adopted SFAS No. 123R (revised 2004), Share-Based Payment, which revised SFAS No. 123 and superseded Accounting Principles Bulletins (“APB”) No. 25. No adjustments to prior periods were made as a result of adopting SFAS No. 123R. SFAS No. 123R requires that all share-based payments to employees be recognized in the financial statements based on their fair values at the date of grant. The calculated fair value is recognized as expense (net of any capitalization) over the requisite service period, net of estimated forfeitures, using the straight-line method under SFAS No. 123R. We consider many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. The statement was adopted using the modified prospective method of application, which requires compensation expense to be recognized in the financial statements for all unvested stock options beginning in the quarter of adoption.

For the three and six months ended June 30, 2007, the total stock-based compensation expense (net of capitalization) recognized in our net loss was $12.7 million and $19.3 million, respectively. For the three and six months ended June 30, 2007, the total stock-based compensation cost capitalized as part of the cost of capital assets was $0.3 million and $0.7 million, respectively.

For the three and six months ended June 30, 2006, the total stock-based compensation expense (net of capitalization) recognized in our net loss was $5.3 million and $10.9 million, respectively. For the three and six months ended June 30, 2006, the total stock-based compensation cost capitalized as part of the cost of capital assets was $0.3 million and $0.6 million, respectively.

The total unrecognized compensation cost at June 30, 2007 relating to non-vested share-based compensation arrangements granted under the 1997 Plan and 2003 Plan, before any capitalization, was $142.2 million. That cost is expected to be recognized over 4.75 years, with a weighted average period of 1.4 years.

SFAS No. 123R had no effect on net cash flow. Once we become a taxpayer, we will recognize cash flow resulting from tax deductions in excess of recognized compensation cost as a financing cash flow. We received total proceeds from the exercise of stock options of $1.7 million during each of the six months ended June 30, 2007 and 2006.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Phantom Stock

On May 25, 2007, the Compensation Committee of the Board of Directors’ (the “Compensation Committee”) approved the form of the 2007 Phantom Stock Grant and the number of shares of phantom stock to be issued to certain executive officers and other key employees pursuant to the 2007 Incentive Compensation Plan (“2007 Plan”). The Compensation Committee also approved a 2008-2010 Incentive Compensation Plan (“2008-2010 Plan”) covering executive officers and other key employees for the performance periods of 2008, 2009 and 2010. A total of 537,000 and 1,611,000 shares of phantom stock were granted under the 2007 and 2008-2010 Plans, respectively, which will be payable in shares of our common stock if stock price hurdles established by the plans are achieved. At its sole discretion, the Compensation Committee may elect to settle all or part of the phantom stock in cash. Using a Monte Carlo simulation, fair values of $18.4 million, $16.2 million, $13.4 million and $11.1 million were calculated for the performance periods 2007, 2008, 2009 and 2010, respectively. A projected earnings date was also forecasted on which the stock price hurdle will be achieved for the award related to each performance period. The fair value of the award for each performance period will be amortized as compensation expense ratably from the date of plan approval to the date it is expected to be earned. For the three and six months ended June 30, 2007, a total of $5.0 million was recognized as compensation expense relating to these awards.

Stock Options

During the first six months of 2007, we issued options to purchase 10,000 shares of our common stock under the 2003 Plan.

We estimate the fair value of stock options under SFAS No. 123R at the date of grant using a Black-Scholes valuation model, which is consistent with the valuation technique we previously utilized to value stock options for the footnote disclosures required under SFAS No. 123. The following table provides the weighted average assumptions used in the Black-Scholes stock option valuation model to value stock options granted in the six months ended June 30, 2007 and 2006, respectively. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term (estimated period of time outstanding) of stock options granted in 2007 is based on the “simplified” method of estimating expected term for “plain vanilla” stock options allowed by SAB No. 107, Valuation of Share-based Payment Agreements for Public Companies, and varies based on the vesting period and contractual term of the stock option. Expected volatility for stock options granted in 2007 is based on an equally weighted average of the implied volatility of exchange traded stock options on our common stock expiring more than one year from the measurement date, and historical volatility of our common stock for a period equal to the stock option’s expected life. We have not declared dividends on our common stock.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The table below provides a summary of stock option activity under the combined plans as of June 30, 2007, and changes during the six months then ended:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at January 1, 2007	5,187	$34.25
Granted	10	33.18
Exercised	(434)	5.36
Forfeited or Expired	(16)	31.63

Outstanding at June 30, 2007	4,747	$36.90	6.7	$38,265

Exercisable at June 30, 2007	1,282	$17.92	3.9	$26,865

Effective March 28, 2007, we amended certain existing stock option grants to provide for acceleration of vesting upon termination, under certain circumstances, within one year of a change of control event, or upon the death or disability of the stock option holder. The adoption of this amendment did not have an impact on our assessment of stock options ultimately expected to vest, and, therefore, will have no current impact on our financial position, results of operations or cash flows.

Stock and Non-Vested Stock

We have granted stock and non-vested stock to employees, executive officers, one consultant and outside directors under the 2003 Plan. Under SFAS No. 123R, grants of non-vested stock are accounted for on an intrinsic value basis. No recognition of deferred compensation is made in stockholders’ equity. Instead, the amortization of the calculated value of non-vested stock grants is accounted for as a charge to compensation and an increase in additional paid-in-capital over the requisite service period.

In January 2007, 628,396 shares having three-year graded vesting were issued to our employees and executive officers in the form of non-vested (restricted) stock awards related to our performance in 2006. In May 2007, 30,574 shares having a one-year graded vesting were issued to our directors. In the six months ended June 30, 2007, a total of 179,741 shares of non-vested stock having four-year graded vesting were issued to new and existing employees.

On May 25, 2007, the Compensation Committee of the Board of Directors approved a bonus plan covering substantially all employees not otherwise included in the 2007 Plan. This plan provides covered employees the ability to earn bonuses based on the achievement of established annual performance goals as well as a stock price appreciation goal. For some employees, part of the bonus may be paid in restricted stock that has graded vesting in three equal amounts over a three-year period. A fair value of $10.3 million has been estimated for the restricted stock expected to be granted in 2008 for the 2007 performance period. It has been calculated by analysis of the likelihood of plan goals being achieved, Monte Carlo simulation of our projected stock price appreciation, and the target bonus available to each covered employee. The fair value will be recalculated at each balance sheet date until the total number of restricted shares to be granted, if any, has been determined. Because of the existence of the stock price appreciation goal, which is a market condition, the restricted stock is not eligible for amortization under the straight-line method, and each vesting tranche is being amortized separately. For the three and six months ended June 30, 2007, a total of $0.5 million was recognized as compensation expense relating to the restricted stock currently forecasted to be awarded in 2008 for 2007 performance under the bonus plan.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The table below provides a summary of the status of our outstanding non-vested shares under the 2003 Plan as of June 30, 2007, and changes during the three months then ended (in thousands except for per share information). It does not include any shares forecasted to be granted in 2008.

	Non-Vested Shares	Weighted Average Grant-Date Fair Value Per Share
Non-vested at January 1, 2007	555	$33.97
Granted (1)	839	29.54
Vested	(47)	36.25
Forfeited (2)	(6)	30.58

Non-vested at June 30, 2007	1,341	$31.05

(1)	Includes awards of 31,500 non-vested shares granted under the French Addendum to the 2003 Plan, which were not issued and outstanding at June 30, 2007.
(2)	Includes awards of 225 cancelled shares granted under the French Addendum to the 2003 Plan.

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

Our 2003 Plan provides for the issuance of up to an aggregate of 11.0 million shares of our common stock. These awards may be in the form of non-qualified stock options, incentive stock options, purchased stock, restricted (non-vested) stock, bonus (unrestricted) stock, stock appreciation rights, phantom stock, and other stock-based performance awards deemed by the Compensation Committee of our Board of Directors to be consistent with the purposes of the 2003 Plan. To date, awards made by the Compensation Committee have been in the form of non-qualified stock options, restricted stock, bonus stock and phantom stock. Beginning in 2005, stock options granted to employees as hiring incentives have been granted at the money with 10-year terms and graded vesting over four years. Prior to that time, stock options granted as hiring incentives were granted at the money with five-year terms and graded vesting over three years. Retention grants made to employees provide for exercise prices at or in excess of the stock price on the grant date, 10-year terms and graded vesting over three years, which commences on the fourth anniversary of the grant date. Restricted stock that has been granted as a hiring incentive vests over four years on a graded basis, while restricted stock granted from a bonus pool vests over three years. Shares issued under the 2003 Plan are generally newly issued shares. The phantom stock will be payable in shares of the Company’s common stock subject to the common stock meeting or exceeding established price hurdles during the last 20 trading days of a performance year. Any phantom stock not payable following December 31, 2010 will be forfeited.

NOTE 17—Subsequent Events

In July 2007, we purchased approximately 3.2 million shares of our common stock for a cash price of $35.42 per share under the call options acquired in the issuer call spread purchased by us in connection with the issuance of the Convertible Senior Unsecured Notes. These purchases completed the acquisition of our common stock under the call options, bringing our total stock purchased to approximately 9.2 million shares with an aggregate purchase price of approximately $325.0 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, included herein are “forward-looking statements.” Included among “forward-looking statements” are, among other things:

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

As used herein, the terms “Cheniere,” “we,” “our” and “us” refer to Cheniere Energy, Inc. and its wholly-owned or controlled subsidiaries, unless otherwise stated or indicated by context.

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

BUSINESS AND OPERATIONS

General

We are currently engaged primarily in the business of developing and constructing, and then owning and operating, a network of three onshore LNG receiving terminals, and related natural gas pipelines, along the Gulf Coast of the United States. We are also developing a business to market LNG and natural gas. To a limited extent, we are also engaged in oil and natural gas exploration and development activities in the Gulf of Mexico. We operate four business activities: LNG receiving terminal business, natural gas pipeline business, LNG and natural gas marketing business, and oil and gas exploration and development business.

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

Our ownership interest in the Sabine Pass LNG receiving terminal is held through Cheniere Energy Partners, L.P. (“Cheniere Partners”), a Delaware limited partnership, in which we hold an approximate 90.6% interest as a result of the completion of an initial public offering of common units in Cheniere Partners as well as the exercise of the underwriters’ option to purchase additional common units in Cheniere Partners. In turn, Cheniere Partners owns a 100% interest in Sabine Pass LNG, L.P. (“Sabine Pass LNG”), which is currently developing the Sabine Pass LNG receiving terminal. We currently own 100% interests in the Corpus Christi and Creole Trail LNG receiving terminals. In addition, we own a 30% limited partner interest in a fourth LNG receiving terminal project, Freeport LNG, located on Quintana Island near Freeport, Texas. The three LNG receiving terminals under development by us have an aggregate designed regasification capacity of approximately 10 billion cubic feet per day (“Bcf/d”), subject to expansion. Sabine Pass LNG has entered into long-term TUAs with Total LNG USA, Inc. (“Total”), Chevron USA, Inc. (“Chevron”) and Cheniere Marketing, Inc. (“Cheniere Marketing”), our wholly-owned subsidiary, for regasification capacity at the Sabine Pass LNG receiving terminal.

Construction of the Sabine Pass LNG receiving terminal commenced in March 2005, and we anticipate commencing commercial operation during the second quarter of 2008. We will contemplate making final investment decisions to complete construction of the Corpus Christi LNG receiving terminal and to commence construction of the Creole Trail LNG receiving terminal upon, among other things, achieving acceptable commercial arrangements and arranging appropriate financing.

Natural Gas Pipeline Business

We anticipate developing natural gas pipelines from each of our three LNG receiving terminals to provide access to North American natural gas markets. Construction of the Sabine Pass Pipeline (consisting of 16 miles of natural gas pipeline) commenced in the second quarter of 2007, and we anticipate that it will be available for operations in the fourth quarter of 2007. Construction of Phase 1 of the Creole Trail Pipeline (consisting of 78 miles of natural gas pipeline) commenced in the second quarter of 2007, and we anticipate that Phase 1 operations will commence in the second quarter of 2008. In July 2007, we filed an application with the Federal Energy Regulatory Commission (“FERC”) to merge our Sabine Pass Pipeline into our Creole Trail Pipeline, creating a 151 mile integrated pipeline system. Phase 1 of this combined system will consist of approximately 94 miles originating at the Sabine Pass LNG receiving terminal and extending through Cameron, Caleasieu and Beauregard Parishes, Louisiana. Construction contracts for the Corpus Christi Pipeline have not been negotiated.

LNG and Natural Gas Marketing Business

Our LNG and natural gas marketing business is in its early stages of development. We intend to purchase LNG primarily from foreign suppliers, arrange the transportation of LNG to our network of LNG receiving terminals, utilize Cheniere Marketing’s capacity at our LNG receiving terminals to revaporize imported LNG, arrange the transportation of revaporized natural gas through our pipelines and other interconnected pipelines, and sell natural gas to buyers. Alternatively, we may purchase LNG from foreign suppliers and sell the LNG to foreign purchasers if more favorable economic conditions exist in those markets. To develop our capability to resell revaporized natural gas in the future, we are engaging in domestic natural gas purchase and sale, transportation and storage transactions, including financial derivative transactions, as part of our marketing activities.

Other LNG Interests

Through an indirect wholly-owned subsidiary, we hold a minority interest in J & S Cheniere S.A. (“J & S Cheniere”), which was formed to engage in LNG transportation and trading through the utilization and management of LNG tankers. The majority interest in J & S Cheniere is held by one other shareholder, Mercuria Energy Holding B.V. (“Mercuria”), a Netherlands corporation affiliated with Mercuria Energy Group Ltd., an international petroleum trading and marketing company. On May 8, 2007, the agreement between the shareholders of J & S Cheniere was amended (“J & S Cheniere Amended Agreement”), and we increased our minority interest in J & S Cheniere to 49%. The remaining 51% of the shares of J & S Cheniere continues to be held by Mercuria.

Oil and Gas Exploration and Development Business

Although our focus is primarily on the development of LNG-related businesses, we continue to be involved to a limited extent in oil and gas exploration, development and production activities focused in the shallow waters of the Gulf of Mexico.

LIQUIDITY AND CAPITAL RESOURCES

General

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

We have obtained financing and approval of our board of directors to construct the following projects, as more fully described below: Phase 1 and Phase 2—Stage 1 of the Sabine Pass LNG receiving terminal; and the combined Sabine Pass and Phase 1 Creole Trail Pipeline. The estimated costs of these projects, before financing costs, are, $1.4 billion to $1.5 billion for the Sabine Pass LNG receiving terminal and $500 million to $550 million for the combined Sabine Pass and Phase 1 Creole Trail Pipeline.

As of June 30, 2007, we had an unrestricted Cash and Cash Equivalents balance of $710.8 million. In addition, we have $1.0 billion in Restricted Cash and Cash Equivalents and U.S. Treasury Securities, including $619.6 million for the remaining construction costs of the initial phase (“Phase 1”) and the first stage of the second phase (“Phase 2—Stage 1”) of the Sabine Pass LNG receiving terminal, $280.9 million for interest payments through May 2009 related to the Sabine Pass LNG notes and $97.8 million for cash distributions through the distribution made in respect of the quarter ending June 2009 to the common unitholders of Cheniere Partners and related distributions to its general partner. As a result, we believe that we have adequate financial resources available to us to implement the currently approved projects described above. Our LNG-related business activities are not expected to begin to operate and generate significant cash flows before 2008, at the earliest.

Our LNG Receiving Terminals

Sabine Pass LNG

Customer TUAs

Each of the customers at the Sabine Pass LNG receiving terminal must make capacity payments under its TUA on a basis that we commonly refer to as “take-or-pay,” which means that the customer will be obligated to pay the full contracted amount of monthly capacity fees whether or not it uses any of its reserved capacity. Provided the Sabine Pass LNG receiving terminal has achieved commercial operation, which we expect will occur during the second quarter of 2008, these “take-or-pay” TUA payments will be made by the following customers:

•

Total has reserved approximately 1.0 Bcf/d of regasification capacity and has agreed to make monthly payments to Sabine Pass LNG aggregating approximately $125 million per year for 20 years commencing April 1, 2009. Total, S.A. has guaranteed Total’s obligations under its TUA up to $2.5 billion, subject to certain exceptions;

•

Chevron has reserved approximately 1.0 Bcf/d of regasification capacity and has agreed to make monthly payments to Sabine Pass LNG aggregating approximately $125 million per year for 20 years commencing not later than July 1, 2009. Chevron Corporation has guaranteed Chevron’s obligations under its TUA up to 80% of the fees payable by Chevron; and

•

Cheniere Marketing has reserved approximately 2.0 Bcf/d of regasification capacity, is entitled to use any capacity not utilized by Total and Chevron and has agreed to make monthly payments to Sabine Pass LNG aggregating approximately $250 million per year for at least 19 years commencing January 1, 2009, plus payments of $5 million per month commencing with commercial operations in 2008. We have guaranteed Cheniere Marketing’s obligations under its TUA.

Each of Total and Chevron has paid us $20 million in nonrefundable advance capacity reservation fees, which will be amortized over a 10-year period as a reduction of each customer’s regasification capacity fees payable under its TUA.

Construction of Receiving Terminal

The Sabine Pass LNG terminal is being constructed in two phases. Phase 1 of the Sabine Pass LNG receiving terminal was designed with an initial regasification capacity of 2.6 Bcf/d and three LNG storage tanks with an aggregate LNG storage capacity of 10.1 billion cubic feet (“Bcf”). Construction of Phase 1 began in March 2005. We estimate the cost to construct Phase 1 of the Sabine Pass LNG receiving terminal will be approximately $900 million to $950 million, before financing costs. As of June 30, 2007, we had paid $753 million of Phase 1 construction costs.

Phase 2—Stage 1 of the development of the Sabine Pass LNG receiving terminal is designed to increase the regasification capacity from 2.6 Bcf/d to 4.0 Bcf/d by adding two LNG storage tanks, additional vaporizers and related facilities. We estimate the cost to construct Phase 2—Stage 1 of the Sabine Pass LNG receiving terminal will be approximately $500 million to $550 million, before financing costs. As of June 30, 2007, we had paid $100.8 million of Phase 2—Stage 1 construction costs.

We estimate that the aggregate cost to complete construction of Phase 1 and Phase 2—Stage 1 of the Sabine Pass LNG receiving terminal will be approximately $1.4 billion to $1.5 billion, before financing costs. Our cost estimates are subject to change due to such items as cost overruns, change orders, increased component and material costs, escalation of labor costs and increased spending to maintain our construction schedule. We will fund our construction period capital resource requirements from a portion of the $2,032 million in net proceeds received from Sabine Pass LNG’s issuance in November 2006 of senior secured notes (the “Sabine Pass LNG notes”).

Corpus Christi LNG

In order to accelerate the timing of its development of the Corpus Christ LNG receiving terminal, Corpus Christi LNG elected in April 2006 to commence preliminary site work and entered into an engineering, procurement and construction services agreement for such preliminary work which has since been completed. Engineering and design work on the LNG receiving terminal is ongoing. We contemplate making a decision to complete construction of the Corpus Christi LNG receiving terminal upon, among other things, achieving acceptable commercial arrangements and entering into acceptable financing arrangements.

Creole Trail LNG

We contemplate making a decision to commence construction of the Creole Trail LNG receiving terminal upon, among other things, achieving acceptable commercial arrangements and entering into acceptable financing arrangements.

Other LNG Interests

Freeport LNG

We have a 30% limited partner interest in Freeport LNG. Under the limited partnership agreement of Freeport LNG, development expenses of the Freeport LNG project and other Freeport LNG cash needs generally are to be funded out of Freeport LNG’s own cash flows, borrowings or other sources, and with capital contributions by the limited partners. We did not receive any capital calls, and made no capital contributions, in the first or second quarter of 2007, nor do we anticipate any capital calls in the foreseeable future.

J & S Cheniere S.A.

Under the J & S Cheniere Amended Agreement, the two shareholders have each loaned $25 million to J & S Cheniere for the purpose of collateralizing certain obligations of J & S Cheniere relating to two LNG tanker time charters, and Mercuria has canceled prior loans to J & S Cheniere. This agreement provides for priority of distributions in that Mercuria is entitled to receive from J & S Cheniere the first $15.9 million of distributions, after which we will be entitled to the next $10.0 million of distributions. Thereafter, distributions will be made pro rata in accordance with the number of shares owned by each shareholder. The J & S Cheniere Amended Agreement also provides Mercuria the right to acquire all of our J & S Cheniere shares in the event that we experience a change in control. The purchase price for such shares would equal the total contributions and loans made by us to J & S Cheniere plus any remaining unpaid portion of our $10.0 million distribution entitlement, and would be adjusted for our pro rata share of the undistributed amount of profits or losses incurred by J & S Cheniere.

Our Proposed Pipelines

We currently expect to fund the costs of pipeline projects approved by our board of directors from existing cash balances. We estimate the total cost to construct the Sabine Pass Pipeline and Phase 1 of the Creole Trail Pipeline to be approximately $500 million to $550 million. This estimate includes the costs to construct the pipelines and costs related to interconnections with third-party pipelines and to right-of-ways. We have sufficient funds to construct these pipelines. As of June 30, 2007, we had paid $180.3 million of construction costs for the Sabine Pass Pipeline and Phase 1 of the Creole Trail Pipeline.

Construction contracts for the Corpus Christi Pipeline have not been negotiated.

Our Marketing Business

We are in the early stages of developing our LNG and natural gas marketing business. We will need funds to develop our marketing business, including capital required to satisfy any creditworthiness requirements under contracts and to develop the systems necessary to implement our business strategy and to hire additional employees to conduct our natural gas marketing activities. We expect to provide for these expenses with available cash balances. We have committed $60 million to our marketing and trading activities, in addition to funding overhead costs and storage charges. We expect that our committed amount will increase as our LNG and natural gas marketing business develops.

Cheniere Energy Partners, L.P. Initial Public Offering

On March 26, 2007, Cheniere Partners and Cheniere LNG Holdings, LLC (“Holdings”), our wholly-owned subsidiary, completed a public offering of a total of 13,500,000 Cheniere Partners’ common units (the “Offering”). Cheniere Partners received $98.4 million of net proceeds upon issuance of 5,054,164 common units to the public in the Offering, and Holdings received $164.5 million of net proceeds in connection with its sale of 8,445,836 common units of Cheniere Partners. In April 2007, the underwriters of the Offering exercised their over-allotment option with Holdings for the sale of an additional 2,025,000 common units. Holdings received $39.4 million of net proceeds from such sale. The $203.9 million net proceeds received by Holdings is unrestricted as to its use by us while the $98.4 million received by Cheniere Partners is restricted and is invested in U.S. Treasury Securities to fund a distribution reserve. As a result of these transactions, our combined general partner and limited partner ownership interest in Cheniere Partners was reduced to approximately 90.6%.

For each calendar quarter through June 30, 2009, Cheniere Partners will make quarterly cash distributions of $0.425 per unit on all outstanding common units, as well as related distributions to the general partner, using cash and earned interest from the distribution reserve that was funded with the $98.4 million of net proceeds that it received from the Offering. From the date of the Offering through June 30, 2009, based on our current holdings of approximately 41% of the common units and 100% of the general partner units, we will receive $4.8 million per quarter out of the total $11.4 million quarterly distribution. After June 30, 2009, the distribution reserve is expected to have been depleted, and Cheniere Partners will have to rely on the receipt of operating revenues from Sabine Pass LNG’s various TUAs to fund future quarterly cash distributions to us and other unitholders.

In addition to the 10,891,357 common units held by Holdings (subsequent to the underwriters’ exercise of their over-allotment option), Holdings, through a wholly-owned subsidiary, holds 135,383,831 subordinated units of Cheniere Partners. Holdings’ common and subordinated units represent an aggregate 88.6% ownership interest in Cheniere Partners. During the subordination period, however, the subordinated units will not be entitled to receive any distributions until the common units have received the initial quarterly distributions plus any arrearages on the initial quarterly distribution from prior quarters. The subordinated units do not accrue arrearages. The subordination period generally will end if:

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

In addition to the 3,302,045 general partner units, representing a 2% ownership interest, held by the general partner of Cheniere Partners, a wholly-owned subsidiary of Holdings, the general partner also owns incentive distribution rights, which entitle it to increasing percentages of the cash that Cheniere Partners distributes in excess of $0.489 per unit per quarter.

Debt Agreements

Sabine Pass LNG Senior Secured Notes

In November 2006, Sabine Pass LNG consummated a private offering of an aggregate principal amount of $2,032 million of Sabine Pass LNG notes, consisting of $550 million of 7 1/4 % Senior Secured Notes due 2013 and $1,482 million of 7 1/2% Senior Secured Notes due 2016.

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

Concurrently with the issuance of the Convertible Senior Unsecured Notes, we also entered into hedge transactions in the form of an issuer call spread (consisting of a purchase and a sale of call options on our common stock) with an affiliate of the initial purchaser of the notes, having a term of two years and a net cost to us of $75.7 million. These hedge transactions were entered into to offset potential dilution from conversion of the notes. The net cost of the hedge transactions was recorded as a reduction to Additional Paid-in-Capital in accordance with the guidance of Emerging Issues Task Force (“EITF”) Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Net proceeds from the offering were $239.8 million, after deducting the cost of the hedge transactions, the underwriting discount and related fees. As of June 30, 2007, no holders had elected to convert their notes.

On July 26, 2007, we completed the acquisition of approximately 9.2 million shares of our commons stock under the call options for an aggregate cash price of approximately $325 million.

2007 Term Loan

On May 31, 2007, Cheniere Subsidiary Holdings, LLC (“Cheniere Subsidiary”), a newly formed wholly-owned subsidiary of Cheniere, entered into a $400.0 million credit agreement (“2007 Term Loan”). Borrowings under the 2007 Term Loan generally bear interest at a fixed rate of 9.75% per annum. Interest is calculated on the unpaid principal amount of the 2007 Term Loan outstanding and is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, commencing June 30, 2007. The 2007 Term Loan will mature on May 31, 2012. The net proceeds from the 2007 Term Loan were $391.7 million and are being used for general corporate purposes, including the repurchase, completed in July 2007, of approximately 9.2 million shares of our outstanding common stock pursuant to the exercise of the call options acquired in the issuer call spread purchased by us in connection with the issuance of the Convertible Senior Unsecured Notes.

Short-Term Liquidity Needs

We anticipate funding our more immediate liquidity requirements, including expenditures related to the construction of our LNG receiving terminals and pipelines, the growth of our marketing business and our oil and gas exploration, development and exploitation activities, through a combination of any or all of the following:

•	cash balances;

•	issuances of debt and equity securities, including issuances of common stock pursuant to exercises by the holders of existing stock options;

•	sales of units of Cheniere Partners;

•	LNG receiving terminal capacity reservation fees; and

•	collection of receivables.

Historical Cash Flows

The following table summarizes the changes in our cash and cash equivalents for the six months ended June 30, 2007 and 2006 (in thousands). Additional discussion of the key elements contributing to the changes between periods follows the table.

	Six Months Ended June 30,
	2007	2006
Cash provided by (used in):
Operating activities	$(23,844)	$(35,145)
Investing activities	(211,194)	(143,371)
Financing activities	482,877	143,532

Net increase (decrease) in cash and cash equivalents	$247,839	$(34,984)

Cash and cash equivalents at end of period	$710,802	$657,608

Operating Activities—Net cash used in operations decreased to $23.8 million during the six months ended June 30, 2007 compared to $35.1 million during the six months ended June 30, 2006. This $11.3 million decrease was primarily due to a greater utilization of restricted cash and cash equivalents to fund our operations during the first six months of 2007 compared to the same period in 2006.

Investing Activities—Net cash used in investing activities was $211.2 million during the six months ended June 30, 2007 compared to $143.4 million during the six months ended June 30, 2006. During the first six months of 2007, we invested $360.4 million in constructing our LNG receiving terminals and pipelines, $98.4 million in restricted treasury securities, $25.0 million in an unconsolidated affiliate, $11.8 million in advances to contractors and $15.9 million in fixed assets. These investment activities were offset by a $300.3 million use of our restricted cash investments during the first six months of 2007 related to funding of our terminal construction activities discussed above. During the first six months of 2006, we invested $160.5 million relating to Phase 1 construction activities at our Sabine Pass LNG receiving terminal, $4.0 million in fixed assets and $2.6 million in oil and gas drilling activities. These investment activities were partially offset by a $26.8 million use of our restricted cash investments during the first six months of 2006 to fund our Sabine Pass LNG receiving terminal construction activities discussed above and to make payments of interest and principal relating to the Holdings’ term loan outstanding at that time.

Financing Activities—Net cash provided by financing activities was $482.9 million during the six months ended June 30, 2007 compared to $143.5 million during the six months ended June 30, 2006. During the first six months of 2007, we received proceeds of $400.0 million from borrowings under the 2007 Term Loan, $203.9 million in net proceeds from the sale of common units in Cheniere Partners and $98.4 million in net proceeds from the issuance of Cheniere Partners common units to minority owners. See Note 2—“Initial Public Offering of Cheniere Energy Partners, L.P. and Minority Interest” of our Notes to Consolidated Financial Statements for further discussion. These were partially offset by the use of $212.6 million to acquire 6.0 million shares of our common stock under a call spread option and $8.9 million for debt issuance cost associated with the 2007 Term Loan. During the first six months of 2006, we received proceeds from borrowings under a Sabine Pass LNG credit facility totaling $149.0 million and $1.7 million from the issuance of common stock related to stock option exercises. These proceeds were partially offset by a $3.0 million Holdings’ term loan principal payment and $3.0 million in debt issuance costs related to the Sabine Pass credit facility, which became due upon the first borrowing under the facility, and $0.3 million in debt issuance costs relating to the refinancing of this facility during the second quarter of 2006. In addition, we paid federal withholding taxes of $0.9 million in exchange for 24,300 shares of our common stock previously awarded to an executive officer.

Transactions in our Common Stock

During the first six months of 2007, 208,728 shares of our common stock were issued pursuant to the exercise of stock options, resulting in net cash proceeds of $1.7 million. In addition, 206,359 shares of common stock were issued in satisfaction of cashless exercises of options to purchase 225,330 shares of common stock.

In January 2007, 628,396 shares of our common stock were issued to our employees and executive officers in the form of non-vested (restricted) stock awards related to our performance in 2006. During the first six months of 2007, we issued an additional 179,741 shares of non-vested restricted stock to new and existing employees.

In May 2007, 30,574 shares of our common stock were issued to our outside directors in the form of non-vested restricted stock awards.

As of July 26, 2007, we had purchased all of the approximately 9.2 million shares of our common stock for a cash price of $35.42 per share purchaseable under the call options acquired in the issuer call spread purchased by us in connection with the issuance of the Convertible Senior Unsecured Notes.

Off-Balance Sheet Arrangements

As of June 30, 2007, we had no off-balance sheet debt or other such unrecorded obligations, and we have not guaranteed the debt of any other party.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007

vs. Three Months Ended June 30, 2006

Consolidated Results (in thousands):

	Three Months Ended June 30, 2007
	LNG Receiving Terminal	Natural Gas Pipeline	LNG & Natural Gas Marketing	Oil & Gas Exploration & Development	Corporate & Other	Consolidated
Revenue	$—	$—	$(1,847)	$2,719	$—	$872

Operating costs and expenses
LNG receiving terminal and pipeline development expenses	9,583	949	—	—	—	10,532
Exploration costs	—	—	—	14	—	14
Oil and gas production costs	—	—	—	101	—	101
Depreciation, depletion and amortization	90	7	172	91	1,153	1,513
General and administrative expenses	1,587	84	5,075	6	22,184	28,936

Total operating costs and expenses	11,260	1,040	5,247	212	23,337	41,096
Income (loss) from operations	(11,260)	(1,040)	(7,094)	2,507	(23,337)	(40,224)
Interest expense	(17,728)	(107)	—	—	(8,095)	(25,930)
Interest income	14,549	—	604	—	8,967	24,120
Other income	—	—	—	—	(184)	(184)

Income (loss) before income taxes and minority interest	(14,439)	(1,147)	(6,490)	2,507	(22,649)	(42,218)
Minority interest	1,099	—	—	—	—	1,099

Net income (loss)	$(13,340)	$(1,147)	$(6,490)	$2,507	$(22,649)	$(41,119)

	Three Months Ended June 30, 2006
	LNG Receiving Terminal	Natural Gas Pipeline	LNG & Natural Gas Marketing	Oil & Gas Exploration & Development	Corporate & Other	Consolidated
Revenue	$—	$—	$—	$413	$—	$413

Operating costs and expenses
LNG receiving terminal and pipeline development expenses	5,746	(10,252)	—	—	—	(4,506)
Exploration costs	—	—	—	590	—	590
Oil and gas production costs	—	—	—	55	—	55
Depreciation, depletion and amortization	34	—	7	—	538	579
General and administrative expenses	1,917	10	1,597	961	7,959	12,444

Total operating costs and expenses	7,697	(10,242)	1,604	1,606	8,497	9,162
Income (loss) from operations	(7,697)	10,242	(1,604)	(1,193)	(8,497)	(8,749)
Derivative gain	162	—	—	—	—	162
Interest expense	(9,588)	130	—	—	(1,638)	(11,096)
Interest income	1,971	—	—	—	8,364	10,335
Other income	—	108	—	—	—	108

Income (loss) before income taxes and minority interest	(15,152)	10,480	(1,604)	(1,193)	(1,771)	(9,240)
Income tax benefit	—	—	—	—	5,621	5,621
Minority interest	—	—	—	—	—	—

Net income (loss)	$(15,152)	$10,480	$(1,604)	$(1,193)	$3,850	$(3,619)

Financial results for the second quarter of 2007 reflect a net loss of $41.1 million, or $0.76 per share (basic and diluted), compared to a net loss of $3.6 million, or $0.07 per share (basic and diluted), for the second quarter of 2006.

The major factors contributing to our net loss of $41.1 million during the second quarter of 2007 were LNG terminal and pipeline development expenses of $10.5 million, general and administrative (“G&A”) expenses of $28.9 million and interest expense of $25.9 million. These expenses were partially offset by interest income of $24.1 million. The major factors contributing to our net loss of $3.6 million during the second quarter of 2006 were charges for G&A expenses of $12.4 million and interest expense of $11.1 million, partially offset by interest income of $10.3 million, an income tax benefit of $5.6 million and a $4.5 million credit in LNG receiving terminal and pipeline development expenses. The credit in LNG receiving terminal and pipeline development expenses arose from our application of SFAS No. 71 in the second quarter of 2006, whereby $12.3 million of natural gas pipeline development costs previously charged to expense were capitalized as a regulatory asset. Our net loss for the second quarter of 2006 excluding the $12.3 million expense recapture was $15.9 million, or $0.30 per share (basic and diluted).

LNG Receiving Terminal Segment

Financial results for our LNG receiving terminal segment for the second quarter of 2007 reflect a net loss of $13.3 million, compared to a net loss of $15.2 million for the second quarter of 2006.

LNG receiving terminal development expenses were 68.4% higher in the second quarter of 2007 with expenses of $9.6 million compared to expenses of $5.7 million in the second quarter of 2006. Our development expenses include professional costs associated with front-end engineering and design work, obtaining orders from the FERC authorizing construction of our facilities and other required permitting for our planned LNG receiving terminals. In addition, development expenses include other costs related to employees directly involved in our development and pre-commissioning activities and land site rentals.

The major factors contributing to the increased LNG development expenses were higher employee related costs of $1.7 million and $2.9 million of incremental marketing expenses incurred by the LNG receiving terminal segment. These increases were partially offset by lower expenses of $1.2 million relating to the expansion of our Sabine Pass LNG receiving terminal due to construction commencing in the third quarter of 2006. The higher employee related costs were due to our LNG staff increasing from an average of 54 LNG receiving terminal employees in the second quarter of 2006 to an average of 135 employees in the second quarter of 2007. This increase in staff was primarily related to the operations and maintenance employees who will ultimately be operating the Sabine Pass LNG receiving terminal. During the three months ended June 30, 2007, a substantial portion of these costs was expensed, as it related to training and other activities not subject to capitalization.

G&A expenses were 15.8% lower in the second quarter of 2007, with expenses of $1.6 million compared to expenses of $1.9 million in the second quarter of 2006. During the second quarter of 2007, we capitalized labor and overhead costs totaling $0.3 million, including labor costs associated with the terminal operations management system that is being implemented for our LNG receiving terminals, compared to zero during the second quarter of 2006.

The increase in interest income to $14.5 million in the second quarter of 2007 compared to $2.0 million in the second quarter of 2006 was due to an increase in average invested cash balances from the Sabine Pass LNG notes issued in November 2006. Similarly, the increase in interest expense, net of capitalization, to $17.7 million in the second quarter of 2007 from $9.6 million for the same period in 2006 was due to the issuance of the Sabine Pass LNG notes.

Natural Gas Pipeline Segment

Financial results for our natural gas pipeline segment for the second quarter of 2007 reflect a net loss of $1.1 million, compared to net income of $10.5 million for the second quarter of 2006.

Natural gas pipeline development expenses increased to $0.9 million in the second quarter of 2007 compared to a credit of $10.3 million in the second quarter of 2006. Historically, our natural gas pipeline development expenses primarily included professional fees associated with front-end engineering and design work, obtaining orders from the FERC authorizing construction of our pipelines and other required permitting for our planned natural gas pipelines. During the second quarter of 2006, however, we recognized regulatory assets, as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 71, that had previously been expensed as pipeline development expenses. The impact of recording these regulatory assets reduced pipeline development expense in the second quarter of 2006 by $12.3 million. Natural gas pipeline development expenses for the second quarter of 2006, excluding the impact of recording regulatory assets, would have been $2.0 million. Not including the impact of the recognition of regulatory assets in the second quarter of 2006, there was a decrease in natural gas pipeline development expenses of $1.1 million between periods, primarily relating to the Creole Trail Pipeline.

LNG and Natural Gas Marketing Segment

Financial results for our LNG and natural gas marketing segment for the second quarter of 2007 reflect a net loss of $6.5 million, compared to a net loss of $1.6 for the second quarter of 2006. We incurred a marketing and trading loss of $1.8 million in the second quarter of 2007 compared to zero in the second quarter of 2006, as we commenced natural gas trading activities in December 2006.

G&A expenses increased to $5.1 million in the second quarter of 2007 compared to expenses of $1.6 million in the second quarter of 2006. G&A expenses in the second quarter of 2007 were primarily related to employee costs. Our marketing staff increased from an average of 14 LNG and natural gas marketing employees in the second quarter of 2006 to an average of 38 employees in the second quarter of 2007, resulting in an increase in total compensation expense to $4.3 million (including non-cash compensation of $1.9 million) in the second quarter of 2007 compared to $1.0 million in the second quarter of 2006.

We earned $0.6 million in interest income in the second quarter of 2007 compared to zero in the second quarter of 2006 due to an increase in average invested cash balances as a result of our $60.0 million investment in marketing and trading activities.

Oil and Gas Exploration and Development Segment

Financial results for our oil and gas exploration and development segment for the second quarter of 2007 reflect net income of $2.5 million, compared to a net loss of $1.2 million for the second quarter of 2006. The increase in net income was primarily due to an increase in oil and gas revenue ($1.5 million) resulting from a legal settlement relating to a disputed overriding royalty interest in an offshore Gulf of Mexico well.

Corporate and Other

Financial results for corporate and other activities for the second quarter of 2007 reflect a net loss of $22.6 million, compared to net income of $3.8 million for the second quarter of 2006.

G&A expenses increased 177.5% to $22.2 million in the second quarter of 2007 compared to $8.0 million in the second quarter of 2006. Our corporate staff increased from an average of 90 employees in the second quarter of 2006 to an average of 140 employees in the second quarter of 2007, resulting in total compensation of $16.1 million (including non-cash compensation of $9.0 million) in the second quarter of 2007 compared to $6.0 million (including non-cash compensation of $3.3 million) in the second quarter of 2006. In addition, we had an increase of $4.1 million in professional fees and other incremental expenses in the second quarter of 2007 compared to the second quarter of 2006.

Interest expense was $8.1 million in the second quarter of 2007 compared to $1.6 million in the second quarter of 2006. The increase was due to an increase in the amount of outstanding indebtedness due to the 2007 Term Loan.

Interest income increased to $9.0 million in the second quarter of 2007 compared to $8.4 million in the second quarter of 2006 due primarily to an increase in average invested cash balances.

A tax benefit of $5.6 million was recognized in the second quarter of 2006 relating to the portion of the change in our tax asset valuation account that is allocable to the deferred income tax on items reported in accumulated other comprehensive income on derivative instruments in accordance with SFAS No. 109, Accounting for Income Taxes, and EITF Abstracts, Topic D-32.

Six Months Ended June 30, 2007

vs. Six Months Ended June 30, 2006

	Six Months Ended June 30, 2007
	LNG Receiving Terminal	Natural Gas Pipeline	LNG & Natural Gas Marketing	Oil & Gas Exploration & Development	Corporate & Other	Consolidated
Revenue	$—	$—	$(3,936)	$3,551	$—	$(385)

Operating costs and expenses
LNG receiving terminal and pipeline development expenses	14,881	1,405	—	—	—	16,286
Exploration costs	—	—	—	372	—	372
Oil and gas production costs	—	—	—	168	—	168
Depreciation, depletion and amortization	136	7	276	180	1,990	2,589
General and administrative expenses	2,820	156	8,840	(9)	38,390	50,197

Total operating costs and expenses	17,837	1,568	9,116	711	40,380	69,612
Income (loss) from operations	(17,837)	(1,568)	(13,052)	2,840	(40,380)	(69,997)
Interest expense	(41,121)	(318)	—	—	(10,917)	(52,356)
Interest income	29,394	—	1,102	3	15,204	45,703
Other income	—	—	—	—	(183)	(183)

Income (loss) before income taxes and minority interest	(29,564)	(1,886)	(11,950)	2,843	(36,276)	(76,833)
Minority interest	1,158	—	—	—	—	1,158

Net income (loss)	$(28,406)	$(1,886)	$(11,950)	$2,843	$(36,276)	$(75,675)

	Six Months Ended June 30, 2006
	LNG Receiving Terminal	Natural Gas Pipeline	LNG & Natural Gas Marketing	Oil & Gas Exploration & Development	Corporate & Other	Consolidated
Revenue	$—	$—	$—	$835	$—	$835

Operating costs and expenses
LNG receiving terminal and pipeline development expenses	12,391	(8,584)	—	—	—	3,807
Exploration costs	—	—	—	1,428	—	1,428
Oil and gas production costs	—	—	—	105	—	105
Depreciation, depletion and amortization	63	—	7	59	1,056	1,185
General and administrative expenses	4,084	10	2,832	1,797	16,902	25,625

Total operating costs and expenses	16,538	(8,574)	2,839	3,389	17,958	32,150
Income (loss) from operations	(16,538)	8,574	(2,839)	(2,554)	(17,958)	(31,315)
Derivative gain	923	—	—	—	—	923
Interest expense	(19,109)	130	—	—	(3,255)	(22,234)
Interest income	3,852	—	—	—	16,027	19,879
Other income	—	108	—	176	—	284

Income (loss) before income taxes and minority interest	(30,872)	8,812	(2,839)	(2,378)	(5,186)	(32,463)
Income tax benefit	—	—	—	—	13,033	13,033
Minority interest	—	—	—	—	—	—

Net income (loss)	$(30,872)	$8,812	$(2,839)	$(2,378)	$7,847	$(19,430)

Financial results for the six months ended June 30, 2007 reflect a net loss of $75.7 million, or $1.38 per share (basic and diluted), compared to a net loss of $19.4 million, or $0.36 per share (basic and diluted), for the six months ended June 30, 2006.

The major factors contributing to our net loss of $75.7 million during the first six months of 2007 were G&A expenses of $50.2 million, interest expense of $52.4 million and LNG receiving terminal and pipeline development expenses of $16.3 million, partially offset by interest income of $45.7 million and minority interest of $1.2 million. The major factors contributing to our net loss of $19.4 million during the first six months of 2006 were LNG receiving terminal and pipeline development expenses of $3.8 million, G&A expenses of $25.6 million, and interest expense of $22.2 million, offset by interest income of $19.9 million and an income tax benefit of $13.0 million. Included in the $3.8 million of LNG receiving terminal and pipeline development expenses is a credit of $12.3 million. This credit represents the amount of pipeline development expenses previously charged to expense that constitute a regulatory asset as a result of our application of SFAS No. 71 in the second quarter of 2006. Our net loss for the first six months of 2006 excluding the $12.3 million credit was $31.7 million, or $0.59 per share (basic and diluted).

LNG Receiving Terminal Segment

Financial results for our LNG receiving terminal segment for the first six months of 2007 reflect a net loss of $28.4 million, compared to a net loss of $30.9 million for the first six months of 2006.

LNG development expenses were $14.9 million in the first six months of 2007 compared to $12.4 million in the first six months of 2006. Our development expenses primarily include costs of front-end engineering and design work, obtaining orders from the FERC authorizing construction of our facilities and other required permitting for our planned LNG receiving terminals. Other expenses directly related to the development of our LNG receiving terminals include expenses of our LNG employees directly involved in the development activities. The $2.5 million increase in development expenses for the first six months of 2007 compared to the first six months of 2006 primarily resulted from an increase in employee-related costs of $4.2 million and public relations, travel and seminars of $3.3 million. The increase in employee-related costs was due to our increase in the average number of LNG receiving terminal employees to 112 in the first six months of 2007 from 50 in the first six months of 2006. This increase in employees resulted primarily from the hiring of employees who will ultimately be operating our Sabine Pass LNG receiving terminal. The increase in public relations, travel and seminars was due to Hurricane Rita relief efforts and costs related to conferences. These costs were offset by a decrease of $5.5 million in legal and other incremental development expenses and technical and engineering costs due to front-end engineering and design work related to our Corpus Christi and Creole Trail LNG receiving terminals and expansion of our Sabine Pass LNG receiving terminal that we incurred in 2006.

G&A expenses were $2.8 million in the first six months of 2007 compared to $4.1 million in the first six months of 2006. The $1.3 million decrease between periods was primarily due to an increase in capitalized labor costs associated with the Sabine Pass receiving terminal and the terminal operations management system implemented for our LNG receiving terminals and lower public relations and other professional costs related to software evaluation costs and Hurricane Rita relief.

Interest income and interest expense increased $25.5 million and $22.0 million, respectively, from the first six months of 2006 compared to the first six months of 2007. The increase in interest income was due to investment income on the proceeds from the Sabine Pass LNG notes issued in November 2006. Similarly, the increase in interest expense, net of capitalization, from $19.1 million in the first six months of 2006 to $41.1 million in the same period in 2007 was due to the interest on the Sabine Pass LNG notes.

Natural Gas Pipeline Segment

Financial results for our natural gas pipeline segment for the first six months of 2007 reflect a net loss of $1.9 million, compared to net income of $8.8 million for the first six months of 2006.

Natural gas pipeline development expenses increased $10.0 million in the first six months of 2007 to $1.4 million compared to a negative $8.6 million in the first six months of 2006. Historically, our natural gas pipeline development expenses primarily included professional fees associated with front-end engineering and design work, obtaining orders from the FERC authorizing construction of our facilities and other required permitting for our planned natural gas pipelines. During the first six months of 2006, however, we recognized regulatory assets, as prescribed by SFAS No. 71 that had previously been expensed as pipeline development expenses. The impact of recording these regulatory assets reduced pipeline development expenses in the first six months of 2006 by $12.3 million. Natural gas pipeline development expenses for the first six months of 2006, excluding the impact of recording regulatory assets, would have been $3.7 million. Excluding the impact of the recognition of regulatory assets in the first six months of 2006, there was a decrease in natural gas pipeline development expenses of $2.3 million between periods. The decrease was primarily related to front-end engineering and design work for the Creole Trail Pipeline that we incurred in 2006.

LNG and Natural Gas Marketing Segment

Financial results for our LNG and natural gas marketing segment for the first six months of 2007 reflect a net loss of $12.0 million, compared to a net loss of $2.8 million for the first six months of 2006. We incurred a marketing and trading revenue loss of $3.9 million in the first six months of 2007 compared to zero in the first six months of 2006. We commenced natural gas trading activities in December 2006.

G&A expenses were $8.8 million in the first six months of 2007 compared to $2.8 million in the first six months of 2006. Our G&A expenses increased primarily due to employee costs. The increase in employee-related costs was due to our increase in the average number of LNG and natural gas marketing employees to 36 in the first six months of 2007 from 10 in the first six months of 2006, resulting in an increase in total compensation expense of $7.4 million (including non-cash compensation of $3.1 million) in the first six months of 2007 compared to $1.7 million (including non-cash compensation of $0.6 million) in the first six months of 2006. This increase in employees resulted from the continued development of our LNG and natural gas marketing business.

We earned $1.1 million in interest income in the first six months of 2007 compared to zero in the first six months of 2006 due to higher average invested cash balances as a result of our initial $40.0 million investment in the marketing and trading activities in November 2006.

Oil and Gas Exploration and Development Segment

Financial results for our oil and gas exploration and development segment for the first six months of 2007 reflect a net income of $2.8 million, compared to a net loss of $2.4 million for the first six months of 2006. The increase in net income was a result of an increase in production volumes from the addition of a successful well, the favorable settlement of a disputed overriding royalty interest, and a decrease in exploration costs and general costs.

Corporate and Other

Financial results for our corporate and other activities for the first six months of 2007 reflect a net loss of $36.3 million, compared to net income of $7.8 million for the first six months of 2006.

G&A expenses increased 127.2% to $38.4 million in the first six months of 2007 compared to $16.9 million in the first six months of 2006. Our corporate staff increased from an average of 80 employees in the first six months of 2006 to an average of 134 employees in the first six months of 2007, resulting in higher total compensation of $27.0 million (including non-cash compensation of $13.4 million) in the first six months of 2007 compared to $11.9 million (including non-cash compensation of $6.4 million) in the first six months of 2006. In addition, we had an increase of $6.4 million in professional fees and other in the first six months of 2007 compared to the first six months of 2006.

Interest expense was $10.9 million in the first six months of 2007 compared to $3.3 million in the first six months of 2006. The increase was primarily a result of the 2007 Term Loan entered into in May 2007.

Interest income decreased to $15.2 million in the first six months of 2007 compared to $16.0 million in the first six months of 2006 due to a decrease in average invested cash balances, primarily as a result of repayment of the Holdings term loan in November 2006, partially offset by the investment of funds received from the 2007 Term Loan in May 2007.

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

Share-Based Compensation Expense

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective transition method. Under this method, we recognize compensation expense for all share-based payments granted after January 1, 2006 and prior to, but not yet vested as of, January 1, 2006, in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. We use various methods to estimate the fair value of share-based payment awards depending on the characteristics of the award. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 16—”Share-Based Compensation” of our Notes to Consolidated Financial Statements for a further discussion on share-based compensation.

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

Marketing and Trading Commodity Price Risk

Through Cheniere Marketing, we conduct natural gas marketing and trading activities. We use value at risk (“VaR”) and other methodologies for market risk measurement and control purposes. For the three and six months ended June 30, 2007, the one-day VaR with a 95% confidence interval of our marketing and trading positions averaged $0.2 million and $0.3 million, respectively. At June 30, 2007, the one-day VaR of our marketing and trading positions was $0.1 million.

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our Consolidated Balance Sheets.

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

We are, and in the future may be, involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management and legal counsel, as of June 30, 2007, there were no known threatened or pending legal matters that could reasonably be expected to have a material adverse impact on our consolidated results of operations, financial position or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2007	—	—	—	—
May 2007	—	—	—	—
June 2007 (1)	6,000,000	$35.42	6,000,000	3,175,595

Total	6,000,000	$35.42	6,000,000	3,175,595

(1)	As previously disclosed by Form 8-K dated May 31, 2007, we announced an irrevocable commitment to purchase 9,175,595 shares of our common stock from Credit Suisse International at a cash price of $35.42 per share, for a total purchase price of approximately $325 million. We completed the purchase of the remaining shares in July 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

We held an annual meeting of our stockholders on May 25, 2007. The following individuals were elected to the Board of Directors: Vicky A. Bailey, David B. Kilpatrick and J. Robinson West. In addition to the election of directors, the following matter was submitted to a vote and approved by stockholders: the ratification of the appointment of Ernst & Young LLP as independent accountants for the fiscal year ending December 31, 2007. There were 56,105,761 shares of common stock outstanding and eligible to vote as of the record date of March 27, 2007. The following table summarizes the results of the voting:

ITEM 1: ELECTION OF DIRECTORS

Director	Number of Votes For	Number of Votes Withheld
Vicky A. Bailey	43,383,306	97,179
David B. Kilpatrick	42,532,483	948,002
J. Robinson West	42,580,356	900,129

ITEM 2: RATIFICATION OF THE AUDIT COMMITTEE’S APPOINTMENT OF ERNST & YOUNG LLP

Number of Votes For	Percent of Votes	Number of Votes Against	Percent of Votes	Number of Votes Abstained	Percent of Votes
43,392,734	99.80%	37,002	0.09%	50,749	0.12%

Item 6.	Exhibits

(a) Each of the following exhibits is filed herewith:

10.1	Change Orders 1, 2, 3, 4, 5 and 6 to Agreement for Engineering, Procurement and Construction Services, effective February 1, 2006, between Cheniere Sabine Pass Pipeline Company and Willbros Engineers, Inc.

10.2	Change Orders 1, 2 and 3 to Construction Agreement dated January 10, 2007 between Cheniere Creole Trail Pipeline, L.P. and Sheehan Pipe Line Construction Company

10.3	Change Orders 46, 47, 48 and 49 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004 between Sabine Pass LNG, L.P. and Bechtel Corporation

10.4	Change Order 5 to Engineer, Procure and Construct (EPC) LNG Unit Rate Soil Contract, dated July 21, 2006, between Sabine Pass LNG, L.P. and Remedial Construction Services, L.P.

10.5	Change Order 4 to Agreement for Engineering, Procurement, Construction and Management of Construction Services for the Sabine Phase 2 Receiving, Storage and Regasification Terminal Expansion, dated July 21, 2006, between Sabine Pass LNG, L.P. and Bechtel Corporation

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHENIERE ENERGY, INC.

/S/ DON A. TURKLESON
Senior Vice President and Chief Financial Officer (on behalf of the registrant and as principal accounting officer)

Date: August 8, 2007