Form 10-Q
period 2008-03-31
CHENIERE ENERGY INC
filed 2008-05-09
CIK 3570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

As of April 30, 2008, there were 48,543,932 shares of Cheniere Energy, Inc. Common Stock, $0.003 par value, issued and outstanding.

CHENIERE ENERGY, INC.

i

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$141,545	$296,530
Restricted cash and cash equivalents	232,902	228,085
Accounts receivable	68,738	48,786
Prepaid expenses and other	25,802	27,211

Total current assets	468,987	600,612
NON-CURRENT RESTRICTED CASH AND CASH EQUIVALENTS	345,907	478,225
NON-CURRENT RESTRICTED U.S. TREASURY SECURITIES	63,923	63,923
PROPERTY, PLANT AND EQUIPMENT, NET	1,873,155	1,645,112
DEBT ISSUANCE COSTS, NET	42,159	44,005
GOODWILL	76,844	76,844
INTANGIBLE LNG ASSETS	20,207	20,402
LNG HELD FOR COMMISSIONING	25,590	—
ADVANCES UNDER LONG-TERM CONTRACTS	31,781	28,497
OTHER	6,873	4,679

Total assets	$2,955,426	$2,962,299

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable	$8,084	$6,620
Accrued liabilities	200,815	164,917
Derivative liabilities	2,331	1,564

Total current liabilities	211,230	173,101
LONG-TERM DEBT	2,757,000	2,757,000
MINORITY INTEREST	277,712	285,675
DEFERRED REVENUE	40,000	40,000
OTHER NON-CURRENT LIABILITIES	12,441	8,637
COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.003 par value
Authorized: 120,000,000 shares at both March 31, 2008 and December 31, 2007
Issued and outstanding: 48,564,751 and 47,730,869 shares at March 31, 2008 and December 31, 2007, respectively	146	143
Treasury stock: 9,392,341 and 9,192,529 shares at March 31, 2008 and December 31, 2007, respectively, at cost	(329,437)	(325,039)
Additional paid-in-capital	465,178	451,705
Accumulated deficit	(478,829)	(428,918)
Accumulated other comprehensive loss	(15)	(5)

Total stockholders’ deficit	(342,957)	(302,114)

Total liabilities and stockholders’ deficit	$2,955,426	$2,962,299

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues
Oil and gas sales	$1,085	$832
Marketing and trading gain (loss)	392	(2,088)

Total revenues	1,477	(1,256)

Operating costs and expenses
LNG receiving terminal and pipeline development expenses	6,716	5,754
Exploration costs	69	359
Oil and gas production costs	94	67
Depreciation, depletion and amortization	2,284	1,075
General and administrative expenses	30,679	21,261

Total operating costs and expenses	39,842	28,516

Loss from operations	(38,365)	(29,772)
Derivative loss	(830)	—
Equity in net loss of limited partnership	(1,800)	—
Interest expense, net	(19,849)	(26,426)
Interest income	9,604	21,582
Other loss	(36)	—

Loss before income taxes and minority interest	(51,276)	(34,616)
Income tax provision	—	—

Loss before minority interest	(51,276)	(34,616)
Minority interest	1,365	60

Net loss	$(49,911)	$(34,556)

Net loss per common share—basic and diluted	$(1.06)	$(0.63)

Weighted average number of common shares outstanding—basic and diluted	46,977	54,891

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(in thousands)

(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance—December 31, 2007	47,731	$143	9,192	$(325,039)	$451,705	$(428,918)	$(5)	$(302,114)
Issuances of stock	31	—	—	—	241	—	—	241
Issuances of restricted stock	1,002	3	—	—	(3)	—	—	—
Forfeitures of restricted stock	(45)	—	46	—	—	—	—	—
Stock-based compensation	—	—	—	—	13,235	—	—	13,235
Treasury stock acquired	(154)	—	154	(4,398)	—	—	—	(4,398)
Comprehensive loss:
Foreign currency translation	—	—	—	—	—	—	(10)	(10)
Net loss	—	—	—	—	—	(49,911)	—	(49,911)

Balance—March 31, 2008	48,565	$146	9,392	$(329,437)	$465,178	$(478,829)	$(15)	$(342,957)

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(49,911)	$(34,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	2,284	1,075
Amortization of debt issuance costs	1,874	1,295
Non-cash compensation	12,752	6,610
Restricted interest income on restricted cash and cash equivalents	(7,776)	(14,845)
Equity in net loss of limited partnership	1,800	—
Minority interest	(1,365)	(60)
Other	(97)	332
Changes in operating assets and liabilities:
Accounts receivable	(18,257)	(7,259)
Prepaid expenses	3,415	(12,763)
Accounts payable and accrued liabilities	33,130	31,715
Other	(2,712)	—

NET CASH USED IN OPERATING ACTIVITIES	(24,863)	(28,456)

CASH FLOWS FROM INVESTING ACTIVITIES:
LNG terminal and pipeline construction-in-progress	(211,054)	(160,732)
Use of restricted cash and cash equivalents	135,237	157,183
Purchase of LNG for commissioning	(25,590)	—
Investments in restricted U.S. treasury securities	—	(98,442)
Purchases of fixed assets	(2,740)	(6,234)
Advances under long-term contracts	(12,236)	(6,920)
Other	(2,968)	1,247

NET CASH USED IN INVESTING ACTIVITIES	(119,351)	(113,898)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common units in partnership	—	164,505
Proceeds from issuance of common units to minority owners in partnership	—	98,442
Distributions to minority interest	(6,598)	—
Debt issuance costs	(28)	(634)
Sale of common stock	241	760
Purchase of treasury shares	(4,398)	(62)
Use of restricted cash and cash equivalents	12	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(10,771)	263,011

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(154,985)	120,657
CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	296,530	462,963

CASH AND CASH EQUIVALENTS—END OF PERIOD	$141,545	$583,620

The accompanying notes are an integral part of these financial statements

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of Cheniere Energy, Inc. have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included. As used herein, the terms “Cheniere,” “the Company,” “we,” “our” and “us” refer to Cheniere Energy, Inc. and its wholly-owned or controlled subsidiaries, unless otherwise stated or indicated by context.

For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2007.

NOTE 2—Recent Business Developments

In February 2008, we announced that we are exploring strategic options for the Company to enhance stockholder value, including options to optimize the value of the Sabine Pass LNG receiving terminal and the regasification capacity at the facility held under a long-term terminal use agreement by our wholly-owned subsidiary, Cheniere Marketing, Inc. (“Cheniere Marketing”). To date, we have provided certain confidential information to interested parties who have executed confidentiality agreements with us. Interested parties are currently reviewing the information and conducting their due diligence. There can be no assurance, however, that any proposals will result in an agreement or transaction. Moreover, there can be no assurance as to (i) the type of agreement or transaction that may be entered into or completed, (ii) the terms and conditions of any particular agreement or transaction, (iii) the price or other consideration that will be received by us and/or our stockholders in connection with the completion of a particular agreement or transaction, if any or (iv) the approximate time it would take for any transaction to be completed.

As part of this strategic option review, and to ensure that we have adequate liquidity over the next twelve to eighteen months, we announced and are taking several steps aimed at reducing ongoing operating costs and capital requirements and increasing our available cash and cash equivalents, which include:

•

We announced in April 2008 that we were in negotiations with a North American natural gas marketing company to manage the throughput of LNG and downstream natural gas marketing for LNG cargos for Cheniere Marketing’s account at the Sabine Pass LNG receiving terminal, which will allow us to reduce our investment in our U.S. natural gas marketing activities. Since our announcement, we have entered into a non-binding memorandum of understanding furthering the process.

•

We commenced a cost savings program in connection with the downsizing of our natural gas marketing business activities as well as the winding down of significant construction activities for both the Sabine Pass LNG receiving terminal and Creole Trail Pipeline. The cost savings program involves reducing our personnel Company-wide by approximately 200 people, after which we expect to have approximately 80 employees associated with the Sabine Pass LNG receiving terminal and the Creole Trail Pipeline and in addition, approximately 80 employees in our corporate offices in Houston and London.

•

We are considering alternative arrangements for our time charter interest in two LNG vessels in connection with the downsizing of our natural gas marketing business and further cost reduction efforts, including cancelling the five-year charter arrangements and forfeiting cash collateral which is classified as non-current restricted cash and cash equivalents on our Consolidated Balance Sheet.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

•

In May 2008, we entered into an 18-month credit facility with Credit Suisse and received approximately $82.3 million of net proceeds (see Note 18—”Subsequent Events”). The purpose of this facility is to provide incremental funding and liquidity until we enter into a strategic transaction, obtain sufficient revenues from a significant number of imported LNG cargos or consummate an alternative financing transaction.

We anticipate recognizing losses from this cost savings program, including the potential impacts of cancelling our LNG vessel charter agreements, of approximately $80 million to $85 million in the aggregate in the second and third quarters of 2008, with substantially all of these losses being non-working capital impacts. Additional write-downs or increased liabilities may be recognized once we have determined that such are probable and can be reasonably estimated.

If we are not successful in obtaining a sufficient number of LNG cargos within the next 12 months or fail to enter into a strategic transaction, we will need to obtain additional sources of funding during the first quarter of 2009.

NOTE 3—LNG Held for Commissioning

In connection with the construction of the Sabine Pass LNG receiving terminal, we require LNG to perform certain commissioning activities, as follows:

•

Cool down—A minimum amount of LNG will be used to cool down the LNG receiving terminal. Cool down represents the amount of LNG required to cool the LNG receiving terminal to its normal operating temperature.

•

LNG heel—A certain amount of LNG will be used to establish a level of LNG inventory in each LNG storage tank and in the LNG receiving terminal piping in order for the LNG receiving terminal to function properly.

•

Equipment commissioning—The remaining amount of the LNG will be used to commission the equipment in the LNG receiving terminal to ensure that it performs at designed specifications. Equipment commissioning will result in natural gas being sold.

LNG purchased for commissioning activities is recorded at cost and classified as a non-current asset on our consolidated balance sheet as LNG Held for Commissioning. As the LNG held for commissioning is used to cool down the LNG receiving terminal and establish LNG heel in the LNG receiving terminal, we capitalize the portion used. The LNG used in the commissioning process is capitalized net of amounts received from the sale of natural gas.

In March 2008, we acquired our initial LNG commissioning cargo for the Sabine Pass LNG receiving terminal. The cargo was loaded into a chartered LNG vessel and in route to the Sabine Pass LNG receiving terminal as of March 31, 2008. At March 31, 2008, we had recorded $25.6 million as LNG Held for Commissioning on our Consolidated Balance Sheet.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 4—Minority Interest

We have consolidated certain joint ventures and partnerships because we have a controlling interest in these ventures. Therefore, the entities’ financial statements are consolidated in our consolidated financial statements and the ownership interests of others in these entities, equity is recorded as minority interest. The following table sets forth the components of our minority interest balance attributable to third-party investors’ interest (in thousands):

Net proceeds from Cheniere Partners’ issuance of common units (1)	$98,442
Net proceeds from sale of Cheniere Partners common units (2)	203,946
Distributions to Cheniere Partners’ minority interest	(20,229)
Minority interest share of loss of Cheniere Partners	(4,790)
Minority interest in Frontera (3)	343

Minority interest at March 31, 2008	$277,712

(1)	Through the public offering of Cheniere Energy Partners, L.P. (“Cheniere Partners”), Cheniere Partners received $98.4 million in net proceeds from the issuance of its common units to the public in March 2007 (“Cheniere Partners Offering”). Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 51, Accounting for Sales of Stock by a Subsidiary, provides guidance on accounting by the parent for issuances of a subsidiary’s common equity to unaffiliated parties. Under SAB No. 51, a company may elect an accounting policy of recording a gain or loss on the sale of common equity of a subsidiary equal to the amount of proceeds received in excess of the carrying value of the parent’s investment. Upon the conversion of all of our subordinated units in Cheniere Partners to common units, we will evaluate whether to recognize a gain through earnings at that time.
(2)	In conjunction with the Cheniere Partners Offering, we sold a portion of our Cheniere Partners common units to the public, realizing net proceeds of $203.9 million. Due to the subordinated distribution rights on our subordinated units, we have recorded those proceeds as a minority interest. Upon the conversion of all of our subordinated units in Cheniere Partners to common units, we will evaluate whether to recognize a gain through earnings at that time.
(3)	In September 2007, we acquired an 80% interest in Frontera Pipeline LLC (“Frontera”) from Tidelands Oil and Gas Corporation (“Tidelands”) for $1.0 million, providing us with an 80% ownership stake in the Burgos Hub Project. This project involves the development and construction of an integrated pipeline project traversing the United States and Mexico border and the construction of a related subterranean storage facility in Mexico. As of March 31, 2008, Tidelands’ proportionate interest in the net assets of Frontera was $0.3 million.

NOTE 5—Restricted Cash, Cash Equivalents and U.S. Treasury Securities

Restricted cash and cash equivalents and U.S. treasury securities are composed of cash that has been contractually restricted as to usage or withdrawal, as follows:

Sabine Pass LNG Receiving Terminal Construction Reserve

In November 2006, Sabine Pass LNG, L.P., our wholly-owned subsidiary (“Sabine Pass LNG”), consummated a private offering of an aggregate principal amount of $2.0 billion of Senior Secured Notes consisting of $550.0 million of 7  1/4% Senior Secured Notes due 2013 (the “2013 Notes”) and $1.5 billion of 7  1/2% Senior Secured Notes due 2016 (the “2016 Notes” and collectively with the 2013 Notes, the “Senior Notes”) (see Note 10—”Long-Term Debt and Credit Facility”). Under the terms and conditions of the Senior

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Notes, we were required to fund a cash reserve account with approximately $887 million to pay the remaining costs to complete the Sabine Pass LNG receiving terminal. The cash accounts are controlled by a collateral trustee, and therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheet. As of March 31, 2008 and December 31, 2007, $42.4 million and $40.2 million related to accrued construction costs had been classified as part of current restricted cash and cash equivalents, and $234.2 million and $380.2 million related to remaining construction costs had been classified as a non-current asset on our Consolidated Balance Sheet, respectively.

Senior Notes Debt Service Reserve

As described above, Sabine Pass LNG consummated a private offering of an aggregate principal amount of $2 billion Senior Notes (see Note 10—”Long-Term Debt and Credit Facility”). Under the terms and conditions of the Senior Notes, we were required to fund a cash reserve account of $335.0 million related to future interest payments on the Senior Notes through May 2009. The cash accounts are controlled by a collateral trustee, and therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheet. As of March 31, 2008 and December 31, 2007, $151.0 million and $151.0 million related to the payment of interest due within twelve months had been classified as part of current restricted cash, and $64.2 million and $61.8 million related to the remaining payments of interest through May 2009 had been classified as non-current restricted cash, respectively.

Cheniere Partners Distribution Reserve

At the closing of the Cheniere Partners Offering, Cheniere Partners funded a distribution reserve of $98.4 million, which was invested in U.S. treasury securities. The distribution reserve, including interest earned thereon, will be used to pay quarterly distributions of $0.425 per common unit for all common units, as well as related distributions to Cheniere Partners’ general partner, through the distribution made in respect of the quarter ending June 30, 2009. The U.S. treasury securities were acquired at a discount from their maturity values equal to an average of approximately 4.87% per year. As of March 31, 2008, we classified the $63.9 million balance of U.S. treasury securities as Non-Current Restricted U.S. Treasury Securities on our Consolidated Balance Sheet, as these securities had original maturities greater than three months.

Other Restricted Cash and Cash Equivalents

As of March 31, 2008 and December 31, 2007, $39.5 million and $36.9 million had been classified as part of current restricted cash and cash equivalents, and $47.5 million and $36.2 million had been classified as a non-current asset on our Consolidated Balance Sheet, respectively, related to various other contractual restrictions.

NOTE 6—Advances Under Long-Term Contracts

We have entered into certain engineering, procurement and construction (“EPC”) contracts and purchase agreements related to the construction of the Sabine Pass LNG receiving terminal that require us to make payments to fund costs that will be incurred or equipment that will be received in the future. Advances made under long-term contracts on purchase commitments are carried at face value and transferred to property, plant and equipment as the costs are incurred or equipment is received. As of March 31, 2008 and December 31, 2007, our Advances Under Long-term Contracts were $31.8 million and $28.5 million, respectively.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 7—Property, Plant and Equipment

Property, plant and equipment consists of LNG terminal construction-in-process expenditures, LNG site and related costs, investments in oil and gas properties, and fixed assets, as follows (in thousands):

	March 31, 2008	December 31, 2007
LNG TERMINAL COSTS
LNG terminal construction-in-process	$1,311,923	$1,169,695
LNG site and related costs, net	2,015	1,991

Total LNG terminal costs	$1,313,938	$1,171,686

NATURAL GAS PIPELINE COSTS
Natural gas pipeline construction-in-process	$510,043	$425,038
Pipeline rights-of-way	16,232	15,751

Total natural gas pipeline costs	$526,275	$440,789

OIL AND GAS PROPERTIES, successful efforts method
Proved	$2,526	$2,526
Accumulated depreciation, depletion and amortization	(777)	(653)

Total oil and gas properties, net	$1,749	$1,873

FIXED ASSETS
Computers and office equipment	$8,566	$8,195
Furniture and fixtures	5,170	5,008
Computer software	13,072	12,268
Leasehold improvements	12,203	11,247
Projects-in-process	2,127	2,147
Other	1,196	1,072
Accumulated depreciation	(11,141)	(9,173)

Total fixed assets, net	$31,193	$30,764

PROPERTY, PLANT AND EQUIPMENT, net	$1,873,155	$1,645,112

LNG Terminal Costs

Once an LNG receiving terminal is constructed, the related LNG terminal construction-in-process costs will be depreciated using the straight-line depreciation method. The identifiable components of the Sabine Pass LNG receiving terminal with similar estimated useful lives have a depreciable range between 10 and 50 years. Depreciation will begin once construction is complete.

Costs associated with the construction of the Sabine Pass LNG receiving terminal have been capitalized as construction-in-process since the date the project satisfied our criteria for capitalization. For the three months ended March 31, 2008 and 2007, we capitalized $22.4 million and $12.9 million of interest expense related to the construction of the Sabine Pass LNG receiving terminal, respectively. In March 2006, our Corpus Christi LNG receiving terminal satisfied the criteria for capitalization. Accordingly, costs associated with the initial site work for the Corpus Christi LNG receiving terminal have been capitalized as construction-in process since that time. For the three months ended March 31, 2008 and 2007, we capitalized $0.6 million and $0.3 million, respectively, of interest expense related to this construction project.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Natural Gas Pipeline Costs

Our natural gas pipeline business is subject to the jurisdiction of the Federal Energy Regulatory Commission (“FERC”) in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978, and we have determined that our pipelines that may be constructed have met the criteria set forth in SFAS No. 71. Accordingly, we began applying the provisions of SFAS No. 71 to the affected pipeline subsidiaries in the third quarter of 2006. Natural gas pipeline costs also include amounts capitalized as Allowance for Funds Used During Construction (“AFUDC”). The rates used in the calculation of AFUDC are determined in accordance with guidelines established by the FERC. AFUDC represents the cost of debt and equity funds used to finance our natural gas pipeline additions during construction. AFUDC is capitalized as a part of the cost of our natural gas pipelines. Under regulatory rate practices, we generally are permitted to recover AFUDC, and a fair return thereon, through our rate base after our natural gas pipelines are placed in service. For the three months ended March 31, 2008 and 2007, we capitalized $8.5 million and $1.3 million, respectively, of AFUDC to our natural gas pipeline projects.

Fixed Assets

Our fixed assets are recorded at cost and are depreciated on a straight-line method based on estimated lives of the individual assets or groups of assets. Depreciation expense related to our property, plant and equipment totaled $2.3 million and $1.0 million for the three months ended March 31, 2008 and 2007, respectively.

Asset Retirement Costs

Our asset retirement obligations relate primarily to the retirement of certain LNG receiving terminal, natural gas pipeline assets and obligations related to right-of-way agreements. In accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, we determined that due to an indeterminate life of such assets, the fair value of the retirement obligation is not reasonable estimable. A liability for such asset retirement obligation will be recorded when a fair value is determinable.

NOTE 8—Investment in Limited Partnership

We account for our 30% limited partnership investment in Freeport LNG Development, L.P. (“Freeport LNG”) using the equity method of accounting. As of both March 31, 2008 and December 31, 2007, we had unrecorded cumulative suspended losses of $19.8 million related to our investment in Freeport LNG as the basis in this investment had been reduced to zero.

In March 2008, we received a cash call notice from Freeport LNG requesting that we provide further financial support due to higher than expected commissioning and performance testing costs. Because we intended to fund the cash call, we recorded $1.8 million of losses in Freeport LNG rather than suspend the full amount of our equity in Freeport LNG’s loss for the quarter.

For the three months ended March 31, 2007, we did not record our share of the losses of the partnership because we did not guarantee any obligations and had not been committed to provide any further financial support.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The financial position of Freeport LNG at March 31, 2008 and December 31, 2007 and the results of Freeport LNG’s operations for the three months ended March 31, 2008 and 2007 are summarized as follows (in thousands):

	March 31, 2008	December 31, 2007
Current assets	$74,226	$120,580
Construction-in-process	920,713	863,977
Fixed assets, net, and other assets	47,536	47,906

Total assets	$1,042,475	$1,032,463

Current liabilities	$18,942	$34,477
Notes payable	1,095,748	1,063,984
Deferred revenue and other deferred credits	5,486	5,478
Partners’ capital	(77,701)	(71,476)

Total liabilities and partners’ capital	$1,042,475	$1,032,463

	Three Months Ended March 31,
	2008	2007
Loss from continuing operations	$(5,977)	$(3,241)
Net loss	(6,225)	(5,661)
Cheniere’s 30% equity in net loss from limited partnership (1)	(1,868)	(1,698)

(1)	During the three months ended March 31, 2008 and 2007, we did not record $0.1 million and $1.7 million of the net losses for such periods, respectively, as the basis in this investment had been reduced to zero and because we did not guarantee any obligations and had not been committed to provide any further financial support since December 2005.

NOTE 9—Accrued Liabilities

As of March 31, 2008 and December 31, 2007, accrued liabilities consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
LNG terminal construction costs	$37,355	$39,574
Accrued interest expense and related fees	52,086	16,159
Pipeline construction costs	39,298	47,266
Domestic natural gas marketing purchases	64,475	40,607
Payroll	2,883	16,143
Other accrued liabilities	4,718	5,168

Accrued liabilities	$200,815	$164,917

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 10—Long-Term Debt and Credit Facility

As of March 31, 2008 and December 31, 2007, our long-term debt consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Senior Notes	$2,032,000	$2,032,000
Convertible Senior Unsecured Notes	325,000	325,000
2007 Term Loan	400,000	400,000

Total Long-Term Debt	$2,757,000	$2,757,000

Sabine Pass LNG Senior Notes

In November 2006, Sabine Pass LNG issued an aggregate principal amount of $2.0 billion of Senior Notes, consisting of $550.0 million of the 2013 Notes and $1.5 billion of the 2016 Notes. Interest on the Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The Senior Notes are secured on a first-priority basis by a security interest in all of Sabine Pass LNG’s equity interests and substantially all of its operating assets.

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

Convertible Senior Unsecured Notes

In July 2005, we consummated a private offering of $325.0 million aggregate principal amount of Convertible Senior Unsecured Notes due 2012 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (“Securities Act”). The notes bear interest at a rate of 2.25% per year. The notes are convertible at any time into our common stock under certain circumstances at an initial conversion rate of 28.2326 shares per $1,000 principal amount of the notes, which is equal to a conversion price of approximately $35.42 per share. As of March 31, 2008, no holders had elected to convert their notes.

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

2007 Term Loan

In May 2007, Cheniere Subsidiary Holdings, LLC (“Cheniere Subsidiary”), a wholly-owned subsidiary of Cheniere, entered into a $400.0 million credit agreement (“2007 Term Loan”). Borrowings under the 2007 Term

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Loan generally bear interest at a fixed rate of 9.75% per annum. Interest is calculated on the unpaid principal amount of the 2007 Term Loan outstanding and is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The 2007 Term Loan will mature on May 31, 2012. The net proceeds of $391.7 million from the 2007 Term Loan are being used for general corporate purposes, including our repurchase, completed during the year ended December 31, 2007, of approximately 9.2 million shares of our outstanding common stock pursuant to the exercise of the call options acquired in the issuer call spread purchased by us in connection with the issuance of the Convertible Senior Unsecured Notes. The 2007 Term Loan is secured by a pledge of our subordinated units in Cheniere Partners and our equity interests in the entities that own our 30% interest in Freeport LNG.

Marketing Credit Facility

In September 2007, Cheniere Marketing entered into a credit facility (“Marketing Credit Facility”) that provides up to $35.0 million of borrowings and up to $100.0 million of letters of credit and is secured by a “borrowing base” composed of cash or cash equivalents, receivables, broker margin deposits and inventory of Cheniere Marketing meeting certain criteria. Cheniere Marketing may only use the letters of credit and proceeds of loans for financing, securing or guaranteeing the performance of its obligations related to the purchase, sale, storage, transfer or exchange of natural gas and other products, to support Cheniere Marketing’s obligations under commodity contracts and derivative contracts related to such products, and to fund the working capital requirements of Cheniere Marketing. Borrowings mature on the earlier of two months after such borrowings and September 12, 2008. The unpaid principal balance of each borrowing generally bears interest at a variable rate equal to LIBOR plus 1.50%. The Marketing Credit Facility is secured by a pledge of Cheniere Marketing’s accounts receivable, inventory and other assets. As of March 31, 2008, we had no borrowings and $70.7 million letters of credit outstanding under the Marketing Credit Facility.

NOTE 11—Financial Instruments

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. As a result of the adoption, we elected not to measure any additional financial assets or liabilities at fair value, other than those which were recorded at fair value prior to adoption.

The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Quoted Prices in Active Markets for Identical instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	FIN No. 39 Netting (1)	Total Carrying Value at March 31, 2008
Trading derivative receivables	$1,108	$469	$92	$(1,318)	$351
Inventory	—	2,712	—	—	2,712

Total assets at fair value	$1,108	$3,181	$92	$(1,318)	$3,063

Trading derivative payables	$—	$1,653	$315	$(467)	$1,501
Other derivatives payables	830	—	—	—	830

Total liabilities at fair value	$830	$1,653	$315	$(467)	$2,331

(1)	FIN No. 39 permits the netting of derivatives receivables and derivatives payables when a legally enforceable master netting agreement exists between us and a derivative counterparty.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Trading derivatives reflect positions held by Cheniere Marketing and include exchange-traded derivative contracts and over-the-counter derivative contracts. The table above also includes commodity trading inventories held by Cheniere Marketing that are carried on a lower-of-cost-or-market basis. Other derivatives reflect positions held by Sabine Pass LNG related to natural gas swaps entered into to hedge the cash flows from the sale of excess LNG purchased for commissioning.

The following table sets forth a rollforward of the Consolidated Balance Sheet amounts for the three months ended March 31, 2008, (including the change in fair value) of net trading derivatives classified as level 3 in the fair value hierarchy (in thousands):

Three months ended March 31, 2008	Fair value at December 31, 2007	Total realized/unrealized losses	Purchases and settlements, net	Transfers in and/or out of Level 3	Fair value at March 31, 2008	Change in unrealized gains and (losses) related to financial instruments held at March 31, 2008
Derivatives	$2	$(2)	$(223)	$—	$(223)	$(223)

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires the disclosure of the estimated fair value of financial instruments including those financial instruments for with the SFAS No. 159 fair value option was not elected. The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, restricted cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The carrying amounts of the fair values of financial instruments for which SFAS No. 159 was not elected are as follows:

Financial Instruments (in thousands):

	March 31, 2008		December 31, 2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Notes (1)	$550,000	$532,125	$550,000	$525,250
2016 Notes (1)	1,482,000	1,441,245	1,482,000	1,404,195
2.25% Convertible Senior Unsecured Notes (2)	325,000	243,750	325,000	338,611
2007 Term Loan (3)	400,000	400,000	400,000	400,000
Restricted U.S. treasury securities (4)	63,923	68,156	63,923	66,984

(1)	The fair value of the Senior Notes is based on quotations obtained from broker-dealers who made markets in these and similar instruments as of March 31, 2008 and December 31, 2007, as applicable.
(2)	The fair value of our Convertible Senior Unsecured Notes is based on the closing trading prices on March 31, 2008 and December 31, 2007, as applicable.
(3)	The 2007 Term Loan bears interest at a fixed rate; therefore, the estimated fair value is expected to vary with changes in market interest rates. At March 31, 2008 and December 31, 2007, the fair value of the debt instrument was stated at its carrying amount due to it being a non-trading instrument with no liquid market.
(4)	The fair value of our Restricted U.S. Treasury Securities is based on quotations obtained from broker-dealers who made markets in these and similar instruments as of March 31, 2008 and December 31, 2007, as applicable.

NOTE 12—Income Taxes

From our inception, we have reported a net operating loss (“NOL”) for both financial reporting purposes and for international, federal and state income tax reporting purposes. Accordingly, we are not presently a taxpayer and have not recorded a net liability for international, federal or state income taxes in any of the periods included in the accompanying financial statements. Our Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 included no income tax benefits.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition rules.

We adopted the provisions of FIN No. 48 on January 1, 2007. We have determined that all of the material tax positions taken in our income tax returns and the positions we expect to take in our future income tax filings meet the more likely-than-not recognition threshold prescribed by FIN No. 48. We have approximately $17.9 million of deferred tax benefits for tax positions related to the accelerated recovery of certain capital costs for which the ultimate deductibility is highly certain, but for which there is some uncertainty corresponding to the timing of the related prior, current and future year tax deductions. Under SFAS No. 109, the disallowance of an accelerated recovery period would not affect our annual reported effective income tax rate in any of the prior, current or future financial reporting periods, but could result in the acceleration of cash payments in prior reporting periods. Adjustments that would increase our federal taxable income in our prior periods would largely be offset by our available NOL carryovers, and therefore, the potential underpayment interest and penalties have not been accrued with respect to this liability.

The amount of our unrecognized tax benefits associated with uncertain tax positions decreased significantly in the first quarter of 2008 based on agreements that were reached with the relevant taxing authorities on the timing of the deductions related to a significant portion of our capital costs. The remaining $17.9 million of unrecognized tax benefits pertain to tax positions taken in prior years for which there is still some uncertainty as to the timing of the corresponding tax deductions. To date, the adoption of FIN No. 48 has had no impact on our financial position, results of operations or cash flows. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2008	$70,530
Additions based on tax positions related to current year	—
Additions for tax positions of prior years	1,700
Reductions for tax positions of prior years	(54,380)
Settlements	—

Balance at March 31, 2008	$17,850

SFAS No. 109, Accounting for Income Taxes, establishes specific procedures to (a) measure deferred tax liabilities and assets using a specified tax rate convention, and (b) assess whether a valuation allowance should be established for an enterprise’s deferred tax assets. As provided for in SFAS No. 109, we have established a tax valuation allowance for the tax benefits related to all of our international, federal and state NOL carryovers and all of our other deferred tax assets due to the uncertainty of our ability to realize the related future tax benefits. Once a valuation allowance has been established, SFAS No. 109 requires that all available evidence, both positive and negative, must be considered to determine when, based on the weight of that evidence, it is appropriate to release all or any portion of the valuation allowance. Judgment must be used in considering the relative impact of both positive and negative evidence; the weight given to such evidence must be commensurate with the extent to which such evidence can be objectively verified. Based on the criteria provided in SFAS No. 109, we have determined that all of our deferred tax assets should be fully valued for financial reporting purposes as of March 31, 2008.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Our federal consolidated income tax returns have not been audited by the Internal Revenue Service; we have not been notified of any pending federal, state or international income tax audits; and we are not aware of any additional income tax controversies that are likely to occur with any taxing authority. We have not entered into any agreements with any taxing authorities to extend the period of time in which they may assert or assess additional income tax, penalties or interest. However, since we are presently in an NOL carryover position and have been since our inception, under the applicable Internal Revenue Service guidelines, in the event of an audit, our available federal NOL carryover amount is subject to adjustment until the normal three year federal statute of limitations closes for the year in which the NOL is fully utilized. In 2007, the Texas Comptroller’s office completed an audit of Cheniere’s Texas franchise tax returns for the three year period ended December 31, 2004; the Louisiana Department of Revenue completed an income and franchise audit of Cheniere and one of our wholly-owned affiliates for the two year period ended December 31, 2003. We expect that all of our significant operating affiliates will be audited by the States of Texas and Louisiana for annual tax reporting periods ended on and after December 31, 2005. To date, all of the state-level income tax audits that have been settled favorably and without changes. None of our foreign affiliates have been audited by any foreign taxing authorities and none have been notified of any pending income tax audits.

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

NOTE 13—Net Loss Per Share

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

The following table reconciles basic and diluted weighted average common shares outstanding for the three months ended March 31, 2008 and 2007 (in thousands except for loss per share):

	Three Months Ended March 31,
	2008	2007
Weighted average common shares outstanding:
Basic	46,977	54,891
Dilutive common stock options	—	—
Dilutive Convertible Senior Unsecured Notes	—	—

Diluted	46,977	54,891

Basic loss per share	$(1.06)	$(0.63)
Diluted loss per share	$(1.06)	$(0.63)

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 14—Comprehensive Loss

The following table is a reconciliation of our net loss to our comprehensive loss for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Net loss	$(49,911)	$(34,556)
Other comprehensive income (loss) items:
Cash flow hedges, net of income tax	—	—
Foreign currency translation	(10)	(5)

Comprehensive loss	$(49,921)	$(34,561)

NOTE 15—Supplemental Cash Flow Information and Disclosures of Non-Cash Transactions

The following table provides supplemental disclosure of cash flow information for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Cash paid for:
Interest, net of amounts capitalized	$—	$3,656
Construction-in-process and debt issuance additions funded with accrued liabilities	$106,715	$52,544

NOTE 16—Business Segment Information

We have four business segments: LNG receiving terminal business, natural gas pipeline business, LNG and natural gas marketing business and oil and gas exploration and development business. These segments reflect lines of business for which separate financial information is produced internally and are subject to evaluation by our chief operating decision makers in deciding how to allocate resources.

Our LNG receiving terminal business segment is in various stages of developing up to three LNG receiving terminal projects along the U.S. Gulf Coast at the following locations: Sabine Pass LNG, approximately 90.6% owned, in western Cameron Parish, Louisiana on the Sabine Pass Channel; Corpus Christi LNG, 100% owned, near Corpus Christi, Texas; and Creole Trail LNG, 100% owned, at the mouth of the Calcasieu Channel in central Cameron Parish, Louisiana. In addition, we own a 30% limited partner interest in a fourth project, Freeport LNG, located on Quintana Island near Freeport, Texas.

Our natural gas pipeline business segment is in various stages of developing natural gas pipelines to provide access to North American natural gas markets.

As of March 31, 2008, our LNG and natural gas marketing business segment was developing a natural gas and LNG marketing and trading business by building a portfolio of long-term and short-term and spot LNG purchase agreements from foreign suppliers and a portfolio of downstream natural gas sales agreements with major local distribution companies, power generators, industrial users and other gas marketing firms. In addition, we had contracted for the use of LNG vessels to transport LNG. As discussed in Note 2 “Recent Business Developments,” we have subsequently decided to downsize our domestic natural gas marketing business activities.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Our oil and gas exploration and development business segment conducts and participates in exploration, development and production activities in the shallow waters of the Gulf of Mexico.

The following table summarizes revenues, net income (loss) from operations and total assets for each of our operating segments (in thousands):

	Segments
	LNG Receiving Terminal	Natural Gas Pipeline	LNG & Natural Gas Marketing	Oil & Gas Exploration and Development	Corporate and Other(1)	Total Consolidated
As of or for the three months ended March 31, 2008:
Revenues	$—	$—	$392	$1,085	$—	$1,477
Net income (loss) from operations	(9,230)	(730)	(9,954)	844	(19,295)	(38,365)
Total assets	2,061,069	532,858	212,397	2,485	146,617	2,955,426

As of or for the three months ended March 31, 2007:
Revenues	$—	$—	$(2,088)	$832	$—	$(1,256)
Net income (loss) from operations	(6,574)	(528)	(5,956)	332	(17,046)	(29,772)
Total assets	2,269,084	131,844	51,265	2,959	457,209	2,912,361

(1)	Includes corporate activities and certain intercompany eliminations.

NOTE 17—Share-Based Compensation

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

For the three months ended March 31, 2008 and 2007, the total share-based compensation expense recognized in our net loss was $12.8 million and $6.6 million, respectively. For the three months ended March 31, 2008 and 2007, the total share-based compensation cost capitalized as part of the cost of capital assets was $0.5 million and $0.4 million, respectively.

The total unrecognized compensation cost at March 31, 2008 relating to non-vested share-based compensation arrangements granted under the 1997 Plan and 2003 Plan, before any capitalization, was $95.8 million. That cost is expected to be recognized over 4.0 years, with a weighted average period of 1.27 years.

We received total proceeds from the exercise of stock options of $0.2 million and $0.8 million in the three months ended March 31, 2008 and 2007, respectively.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Phantom Stock

In May 2007, the Company established the 2007 Incentive Compensation Plan (“2007 Plan”) and the 2008-2010 Incentive Compensation Plan (“2008-2010 Plan”) covering executive officers and other key employees for the performance periods of 2007, 2008, 2009 and 2010. During 2007, a total of 537,000 and 1,647,000 shares of phantom stock were granted under the 2007 and 2008-2010 Plans, respectively, which will be payable in shares of our common stock if stock price hurdles established by the plans are achieved. At its sole discretion, the Compensation Committee of our Board of Directors may elect to settle all or part of the phantom stock in cash. Using a Monte Carlo simulation, fair values (net of forfeitures) of $15.3 million, $12.5 million and $10.4 million were calculated for the performance periods 2008, 2009 and 2010, respectively. A projected earnings date was also forecasted on which the stock price hurdle will be achieved for the award related to each performance period. The fair value of the award for each performance period will be amortized as compensation expense ratably from the date of plan approval to the date it is expected to be earned. In January 2008, 537,000 shares were paid in shares of our common stock as the stock price hurdle for the 2007 Plan was achieved. In addition, during the first quarter 2008, additional grants of 111,000 shares of phantom stock were made under the 2008-2010 Plan. Using the Monte Carlo simulation, fair values (net of forfeitures) of $0.5 million, $0.3 million, and $0.2 million were calculated for the additional shares for the performance periods 2008, 2009 and 2010, respectively. For the three months ended March 31, 2008, a total of $4.4 million was recognized as compensation expense relating to all phantom stock awards.

Stock Options

We estimate the fair value of stock options under SFAS No. 123R at the date of grant using a Black-Scholes valuation model, which is consistent with the valuation technique we previously utilized to value stock options for the footnote disclosures required under SFAS No. 123. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term (estimated period of time outstanding) of stock options granted is based on the “simplified” method of estimating the expected term for “plain vanilla” stock options allowed by SAB No. 107, Valuation of Share-based Payment Agreements for Public Companies, and varies based on the vesting period and contractual term of the stock option. Expected volatility for stock options granted is based on an equally weighted average of the implied volatility of exchange traded stock options on our common stock expiring more than one year from the measurement date, and historical volatility of our common stock for a period equal to the stock option’s expected life. We have not declared dividends on our common stock. We did not issue any options to purchase shares of our common stock during the three months ended March 31, 2008.

The table below provides a summary of option activity under the combined plans as of March 31, 2008, and changes during the three months then ended:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at January 1, 2008	4,442	$38.84
Granted	0	0
Exercised	(31)	7.73
Forfeited or Expired	(311)	36.29

Outstanding at March 31, 2008	4,100	$39.26	6.3	$6,039

Exercisable at March 31, 2008	1,163	$23.06	4.1	$6,039

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Stock and Non-Vested Stock

We have granted stock and non-vested (restricted) stock to employees, executive officers, outside directors and consultants under the 2003 Plan. Under SFAS No. 123R, grants of non-vested stock are accounted for on an intrinsic value basis. No recognition of deferred compensation is made in stockholders’ equity. Instead, the amortization of the calculated value of non-vested stock grants is accounted for as a charge to compensation and an increase in additional paid-in-capital over the requisite service period.

In January 2008, 479,802 shares having three-year graded vesting were issued to our employees in the form of non-vested stock awards and 537,000 were issued to our executive officers in the form of vested stock awards related to our performance in 2007. In the three months ended March 31, 2008, an additional 11,546 shares of non-vested stock having three or four-year graded vestings were issued to employees upon their six month term of employment.

The table below provides a summary of the status of our non-vested shares under the 2003 Plan as of March 31, 2008, and changes during the three months then ended (in thousands except for per share information):

	Non-Vested Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at January 1, 2008	1,355	$32.74
Granted	1,028	28.27
Vested	(772)	8.76
Forfeited	(45)	25.70

Non-vested at March 31, 2008	1,566	$22.11

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 18—Subsequent Events

Bridge Loan

On May 5, 2008, Cheniere Common Units Holding, LLC (“Cheniere Common Units Holding”), a newly formed wholly-owned subsidiary of Cheniere, entered into a Credit Agreement (the “Bridge Loan”) among Cheniere Common Units Holding, Credit Suisse, Cayman Islands Branch, as administrative agent, collateral agent and as a lender, and the several lenders from time to time party thereto, pursuant to which the lenders agreed to make a term loan of $95.0 million to Cheniere Common Units Holding. Borrowings under the Bridge Loan generally bear interest at a fixed rate of 16.458% per annum. Interest is calculated on the unpaid principal amount of the Bridge Loan and is payable quarterly in arrears on the earlier of the 46th day following the end of each calendar quarter, or the maturity date. The Bridge Loan will mature on November 5, 2009. The net proceeds from the Bridge Loan were $82.3 million and are being used for general corporate purposes and pipeline capital expenditures. The Bridge Loan is secured by a pledge of our 10,891,357 common units in Cheniere Partners and our equity interests in the entities that own our Creole Trail Pipeline.

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

•	statements regarding any financing transactions or arrangements, or ability to enter into such transactions or arrangements, whether on the part of Cheniere or at the project level;

•

statements regarding any terminal use agreement (“TUA”) or other commercial arrangements presently contracted, optioned or marketed or potential arrangements to be performed substantially in the future, including any cash distributions and revenues anticipated to be received and the anticipated timing thereof, and statements regarding the amounts of total LNG regasification capacity that are, or may become subject to, TUAs or other contracts;

•	statements regarding counterparties to our TUAs, construction contracts and other contracts;

•

statements regarding any business strategies, any business plans or any other plans, forecasts, projections or objectives, including potential revenues, capital expenditures, cost savings and strategic options, any or all of which are subject to change;

•	statements regarding legislative, governmental, regulatory, administrative or other public body actions, requirements, permits, investigations, proceedings or decisions;

•	statements regarding our anticipated LNG and natural gas marketing activities; and

•	any other statements that relate to non-historical or future information.

These forward-looking statements are often identified by the use of terms and phrases such as “achieve,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “plan,” “potential,” “project,” “propose,” “strategy” and similar terms and phrases. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve assumptions, risks and uncertainties, and these expectations may prove to be incorrect. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.

As used herein, the terms “Cheniere,” “the Company,” “we,” “our” and “us” refer to Cheniere Energy, Inc. and its wholly-owned or controlled subsidiaries.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2007, as supplemented herein. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. These forward-looking statements are made as of the date of this quarterly report.

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our consolidated financial statements and the accompanying notes in Item 1. “Consolidated Financial Statements.” This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future.

OVERVIEW

We are engaged primarily in the business of developing and constructing, and then owning and operating, a network of up to three onshore LNG receiving terminals and related natural gas pipelines. In addition, we are engaged to a limited extent in LNG and natural gas marketing activities, and oil and natural gas exploration and development activities in the Gulf of Mexico.

In April 2008, we commenced a cost savings program, pursuant to which we are downsizing our natural gas marketing business activities, winding down significant construction activities for both the Sabine Pass LNG receiving terminal and Creole Trail Pipeline and considering alternative arrangements for our LNG shipping business. The cost savings program involves reducing our personnel Company-wide by approximately 200 people, after which we expect to have approximately 80 employees associated with the Sabine Pass LNG receiving terminal and the Creole Trail Pipeline and in addition, approximately 80 employees in the corporate offices in Houston and London. We anticipate recognizing losses from this cost savings program, including the potential impacts of cancelling our LNG vessel charter agreements, of approximately $80 million to $85 million in the aggregate in the second and third quarters of 2008, with substantially all of these losses being non-working capital impacts. In addition, with the downsizing of our natural gas marketing business activities, as described in greater detail below, we anticipate increasing our unrestricted cash balances by approximately $35 million to $40 million.

As of March 31, 2008, we had unrestricted cash and cash equivalents of $141.5 million. In addition, we had restricted cash and cash equivalents and U.S. treasury securities of $642.7 million, which were designated for the following purposes: $276.7 million for the remaining construction costs of the Sabine Pass LNG receiving terminal; $215.2 million for interest payments through May 2009 related to the Senior Notes described below; $64.3 million for cash distributions by Cheniere Energy Partners, L.P. (“Cheniere Partners”) through the distribution made in respect of the quarter ending June 2009; and $86.5 million held as cash collateral for loan and bank guarantee arrangements. Accordingly, we have sufficient funds to complete construction of the Sabine Pass LNG receiving terminal and the Creole Trail Pipeline. In addition, on May 5, 2008, we entered into an 18-month credit facility with Credit Suisse and received approximately $82.3 million of net proceeds to be held as unrestricted cash and cash equivalents and to be used for general corporate purposes and pipeline capital expenditures. The purpose of this facility is to provide incremental funding and liquidity until we enter into a strategic transaction, obtain sufficient revenues from a significant number of imported LNG cargos or consummate an alternative financing transaction. If we are not successful in obtaining a sufficient number of LNG cargos with the next 12 months or fail to enter into a strategic transaction, we will need to obtain additional sources of funding during the first quarter of 2009.

As we announced in February 2008, we are exploring strategic options for the Company to enhance stockholder value, including options to optimize the value of the Sabine Pass LNG receiving terminal and the regasification capacity at the facility held under a TUA by our wholly-owned subsidiary, Cheniere Marketing, Inc. (“Cheniere Marketing”). To date, we have provided certain confidential information to interested parties who have executed confidentiality agreements with us and are conducting due diligence. There can be no assurance, however, that any proposals will result in an agreement or transaction. Moreover, there can be no assurance as to the type of agreement or transaction that may be entered into or completed, the terms and conditions of any particular agreement or transaction, the price or other consideration that will be received by us and/or our stockholders in connection with the completion of a particular agreement or transaction, if any, or the approximate time it would take for any transaction to be completed.

LIQUIDITY, CAPITAL RESOURCES AND OPERATIONS

LNG Receiving Terminal Business

Sabine Pass LNG

As of March 31, 2008, we had completed construction of 99% of the Sabine Pass LNG receiving terminal consisting of an initial send out capacity of approximately 2.6 Bcf/d and storage capacity of approximately 10.1 Bcf. We commenced commissioning of the Sabine Pass LNG receiving terminal in April 2008 and anticipate commencing commercial operations during the second quarter of 2008. However, we may elect to defer obtaining the remaining LNG cargoes required to complete commissioning if we believe that better pricing will be obtainable in mid-2008, in which event commencement of commercial operations may be deferred into the third quarter of 2008. Construction on the remaining 1.4 Bcf/d of send out capacity and 6.7 Bcf of storage capacity was 67% complete as of March 31, 2008, and we anticipate achieving full operability of the Sabine Pass LNG receiving terminal, with a total send out capacity of approximately 4.0 Bcf/d and total storage capacity of approximately 16.8 Bcf, during the third quarter of 2009.

Our estimated aggregate cost to construct the Sabine Pass LNG receiving terminal is approximately $1.4 billion, before financing costs, with $1.2 billion having been incurred as of March 31, 2008. Our remaining construction costs, including the costs of commissioning, are anticipated to be funded from $276.7 million of restricted cash and cash equivalents that were in a designated construction account as of March 31, 2008.

Beginning in 2009, each of the customers at the Sabine Pass LNG receiving terminal must make the full contracted amount of capacity reservation fee payments under its TUA whether or not it uses any of its reserved capacity. Provided the Sabine Pass LNG receiving terminal has achieved commercial operations, capacity reservation fee TUA payments will be made by the following Sabine Pass LNG customers:

•

Total LNG USA, Inc. (“Total”) has reserved approximately 1.0 Bcf/d of regasification capacity and has agreed to make monthly capacity payments to Sabine Pass LNG, L.P. (“Sabine Pass LNG”) aggregating approximately $125 million per year for 20 years commencing April 1, 2009. Total, S.A. has guaranteed Total’s obligations under its TUA up to $2.5 billion, subject to certain exceptions; and

•

Chevron U.S.A., Inc. (“Chevron”) has reserved approximately 1.0 Bcf/d of regasification capacity and has agreed to make monthly capacity payments to Sabine Pass LNG aggregating approximately $125 million per year for 20 years commencing not later than July 1, 2009. Chevron Corporation has guaranteed Chevron’s obligations under its TUA up to 80% of the fees payable by Chevron.

In addition, Cheniere Marketing has reserved the remaining 2.0 Bcf/d of regasification capacity, and is entitled to use any capacity not utilized by Total and Chevron. Cheniere Marketing has agreed to make monthly capacity payments to Sabine Pass LNG aggregating approximately $250 million per year for at least 19 years commencing January 1, 2009, plus capacity payments of $5 million per month during 2008 after the Sabine Pass LNG receiving terminal commences commercial operations. Cheniere has guaranteed Cheniere Marketing’s obligations under its TUA.

Other LNG Receiving Terminals

We have a 30% limited partner interest in Freeport LNG Development, L.P. (“Freeport LNG”). Under the limited partnership agreement of Freeport LNG, development expenses of the Freeport LNG receiving terminal project and other Freeport LNG cash needs generally are to be funded out of Freeport LNG’s own cash flows, borrowings or other sources, and with capital contributions by the limited partners. In March 2008, we received, and have subsequently paid, a $1.8 million cash call notice requesting that we provide further financial support due to higher than expected commissioning and performance testing costs. We do not anticipate any additional cash calls in the foreseeable future.

We will contemplate making final investment decisions to complete construction of our Corpus Christi LNG receiving terminal project and to commence construction of our Creole Trail LNG receiving terminal project upon, among other things, entering into acceptable commercial arrangements and entering into acceptable financing arrangements for the applicable project.

Natural Gas Pipeline Business

As of March 31, 2008, Phase 1 of the Creole Trail Pipeline, consisting of 94 miles of pipeline, had been substantially constructed. During April 2008, coincident with commencement of commissioning activities at the Sabine Pass LNG receiving terminal, it was placed into commercial operations. Creole Trail Pipeline expenditures incurred through March 31, 2008 are $500.1 million, including accrued liabilities. On a cash basis, we had incurred $456.3 million through March 31, 2008 and expect to spend an additional $103.7 million of cash from April 1, 2008 until completion of the pipeline. Total costs, excluding financing costs, are expected to be approximately $560 million.

We will contemplate making a final investment decision to construct Phase 2 of the Creole Trail Pipeline, the Corpus Christi Pipeline, the Cheniere Southern Trail Pipeline and the Burgos Hub project upon, among other things, receiving all required authorizations to construct and operate the applicable pipeline (and storage facility in the case of Burgos Hub), to the extent not already obtained, and entering into acceptable commercial arrangements, including acceptable financing arrangements for the applicable project.

LNG and Natural Gas Marketing Business

In connection with the downsizing of our LNG and natural gas marketing business activities, we entered into a non-binding memorandum of understanding with a major natural gas marketing company which contemplates such entity entering into a management agreement for the throughput of LNG and the downstream natural gas marketing for LNG cargoes delivered for Cheniere Marketing’s account at the Sabine Pass LNG receiving terminal. We anticipate that, in connection with any such arrangement, whether with such company or another third party, proceeds from the sale of regasified LNG will be used in part to reimburse us for certain costs, including Cheniere Marketing’s capacity reservation fees under its TUA with Sabine Pass LNG, with the remaining proceeds, net of certain costs incurred by the marketing entity, to be shared by both parties.

We have successfully unwound, terminated or assigned our existing commitments under our domestic natural gas agreements on terms we believe to be acceptable. It is our intent in connection with our future LNG marketing transactions to mitigate risks inherent in the purchase of LNG by entering into, among other things, offsetting purchase and sale arrangements with credit worthy entities in connection with acquiring LNG for regasification at the Sabine Pass LNG receiving terminal and sharing net proceeds of the resultant sale of the regasified LNG under terms similar to those described above.

Through J & S Cheniere S.A., we have time charter interests in two LNG vessels for which we posted cash collateral that was held as restricted cash and cash equivalents as of March 31, 2008. One of these vessels is being used for commissioning of the Sabine Pass LNG receiving terminal. Due to the downsizing of our natural gas marketing business, we are considering alternative arrangements for these vessels, including potentially cancelling the charter arrangements and forfeiting the cash collateral.

As a result of the downsizing of our natural gas marketing business, we intend to cancel our existing Marketing Credit Facility and, as a result, anticipate increasing our unrestricted cash balances by approximately $35.0 million to $40.0 million.

Oil and Gas Exploration and Development Business

Although our focus is primarily on the development of LNG-related businesses, we have continued to be involved to a limited extent in oil and gas exploration, development and production activities in the shallow waters of the Gulf of Mexico. This business has historically required, and will continue to require, an insignificant amount of cash to fund its operations.

Cheniere Partners

For each calendar quarter through June 30, 2009, Cheniere Partners is expected to make quarterly cash distributions of $0.425 per unit on all outstanding common units, as well as related distributions to its general partner, from restricted cash and cash equivalents. Through June 30, 2009, we anticipate receiving $4.8 million per quarter out of the total $11.4 million quarterly distribution. After June 30, 2009, a distribution reserve established in connection with Cheniere Partners’ initial public offering is expected to have been depleted, and Cheniere Partners will rely on the receipt of operating revenues from Sabine Pass LNG’s TUAs to fund future quarterly cash distributions to us and other unitholders. Sabine Pass LNG is not permitted under the Senior Notes indenture to make cash distributions to Cheniere Partners if it does not satisfy a fixed charge coverage ratio test of 2:1, calculated as required in the indenture. When Cheniere Marketing makes its capacity reservation fee payments under its TUA of $250 million per year in addition to the TUA payments of $250 million aggregate payments by Total and Chevron under their TUAs, we anticipate that the fixed charge coverage ratio test will be met and we expect to receive, subject to declaration by Cheniere Partners’ board of directors, approximately $254 million per year from Cheniere Partners in distributions on our common, subordinated and general partner units, as well as an additional $18 million of management and service fees. Until such time, we may not receive distributions equal to the amount of our TUA payment.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash and cash equivalents for the three months ended March 31, 2008 and 2007. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals that are referred to elsewhere in this document. Additional discussion of these items follows the table (in thousands).

	Three Months Ended March 31,
	2008	2007
Sources of cash and cash equivalents:
Use of restricted cash and cash equivalents	$135,237	$157,183
Proceeds from sale of common units in partnership	—	164,505
Proceeds from issuance of common units in partnership	—	98,442
Other	253	2,007

Total sources of cash and cash equivalents	135,490	422,137

Uses of cash and cash equivalents:
LNG terminal and pipeline construction-in-process	(211,054)	(160,732)
Operating cash flow	(24,863)	(28,456)
Purchase of LNG for commissioning	(25,590)	—
Advances under long-term contracts, net of transfers to construction-in-process	(12,236)	(6,920)
Distributions to minority interest	(6,598)	—
Purchase of U.S. treasury securities	(4,398)	(62)
Investment in U.S. treasury securities	—	(98,442)
Purchases of intangible and fixed assets, net of sales	(2,740)	(6,234)
Other	(2,996)	(634)

Total uses of cash and cash equivalents	(290,475)	(301,480)

Net increase (decrease) in cash and cash equivalents	(154,985)	120,657

Cash and cash equivalents at end of period	$141,545	$583,620

Use of restricted cash and cash equivalents

Under the indenture governing the Senior Notes, a portion of the proceeds from the Senior Notes is required to be used for scheduled interest payments through May 2009 and to fund the cost to complete construction of the Sabine Pass LNG receiving terminal. Due to these restrictions imposed by the indenture, the proceeds are not presented as cash and cash equivalents, and therefore, when proceeds from the Senior Notes are used they are presented as a source of cash and cash equivalents. For the three months ended March 31, 2008 and 2007, the $135.2 million and $157.2 million, respectively, of restricted cash and cash equivalents were used primarily to pay for construction activities at the Sabine Pass LNG receiving terminal.

Proceeds from sale of common units in partnership

In conjunction with the Cheniere Partners offering in the first quarter of 2007, we sold to the public a portion of the Cheniere Partners common units held by us, realizing net proceeds of $164.5 million. These net proceeds are being used for corporate and general purposes.

Proceeds from issuance of common units in partnership

Through the Cheniere Partners offering in the first quarter of 2007, Cheniere Partners received $98.4 million in net proceeds for the issuance of common units to the public. Cheniere Partners used all of the net proceeds to purchase U.S. treasury securities to fund a distribution reserve for payment of initial quarterly distributions through the quarter ending June 30, 2009.

LNG terminal and pipeline construction-in-process

Capital expenditures for our LNG receiving terminals and pipeline projects were $211.1 million and $160.7 million in the three months ended March 31, 2008 and 2007, respectively. The 31.4% increase in the three months ended March 31, 2008 resulted primarily from our continued construction expenditures on the Sabine Pass LNG receiving terminal which commenced construction in the first quarter of 2005 and the Creole Trail Pipeline which commenced initial construction in the second quarter of 2007.

Operating cash flow

Net cash used in operations was $24.9 million and $28.5 million in the three months ended March 31, 2008 and 2007, respectively. Net cash used in operations in the three months ended March 31, 2008 and 2007 related primarily to the continued development of our LNG receiving terminals, natural gas pipelines and LNG and natural gas marketing business.

Purchase of LNG for commissioning

In March 2008, we acquired our initial LNG commissioning cargo for the Sabine Pass LNG receiving terminal, which was loaded into a chartered LNG vessel and in route to the Sabine Pass LNG receiving terminal as of March 31, 2008.

Advances under long-term contracts, net of transfer to construction-in-process

We have entered into certain contracts and purchase agreements related to the construction of the Sabine Pass LNG receiving terminal that require us to make payments to fund costs that will be incurred or equipment that will be received in the future. Advances made under long-term contracts on purchase commitments are carried at face value and transferred to property, plant, and equipment as the costs are incurred or equipment is received.

Distributions to minority interest

During the three months ended March 31, 2008, we distributed $6.6 million to non-affiliated common unitholders of Cheniere Partners.

Investment in U.S. treasury securities

As mentioned above, through the Cheniere Partners offering in the first quarter of 2007, Cheniere Partners received $98.4 million in net proceeds from the issuance of common units to the public. Cheniere Partners used all of the net proceeds to purchase U.S. treasury securities to fund a distribution reserve for payment of initial quarterly distributions through the quarter ending June 30, 2009.

Debt Agreements

Convertible Senior Unsecured Notes

In July 2005, we consummated a private offering of $325.0 million aggregate principal amount of Convertible Senior Unsecured Notes due 2012 to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The notes bear interest at a rate of 2.25% per year. The notes are convertible at any time into our common stock under certain circumstances at an initial conversion rate of 28.2326 per $1,000 principal amount of the notes, which is equal to a conversion price of approximately $35.42 per share. As of March 31, 2008, no holders had elected to convert their notes. We may redeem some or all of the notes on or before August 1, 2012, for cash equal to 100% of the principal plus any accrued and unpaid interest if in the previous 10 trading days the volume-weighted average price of our common stock exceeds $53.13, subject to adjustment, for at least five consecutive trading days. In the event of such redemption, we will make an additional payment equal to the present value of all remaining scheduled interest payments through August 1, 2012, discounted at the U.S. Treasury rate plus 50 basis points. The indenture governing the notes contains customary reporting requirements.

Sabine Pass LNG Senior Secured Notes

In November 2006, Sabine Pass LNG issued an aggregate principal amount of $2.0 billion of Senior Notes, consisting of $550.0 million of 7 1/4% Senior Secured Notes due 2013 and $1.5 billion of 7 1/2% Senior Secured Notes due 2016. Interest on the Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The Senior Notes are secured on a first-priority basis by a security interest in all of Sabine Pass LNG’s equity interests and substantially all of its operating assets. Under the indenture governing the Senior Notes, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied. The indenture requires that Sabine Pass LNG apply its net operating cash flow (i) first, to fund with monthly deposits its next semiannual payment of approximately $75.5 million of interest on the Senior Notes, and (ii) second, to fund a one-time, permanent debt service reserve fund equal to one semiannual interest payment of approximately $75.5 million on the Senior Notes. Distributions will be permitted only after phase 1 target completion of the Sabine Pass LNG receiving terminal, as defined in the indenture governing the Senior Notes, or such earlier date as project revenues are received, upon satisfaction of the foregoing funding requirements, after satisfying a fixed charge coverage ratio test of 2:1 and after satisfying other conditions specified in the indenture.

2007 Term Loan

In May 2007, Cheniere Subsidiary Holdings, LLC (“Cheniere Subsidiary”), a wholly-owned subsidiary of Cheniere, entered into a $400.0 million credit agreement (“2007 Term Loan”). Borrowings under the 2007 Term Loan generally bear interest at a fixed rate of 9.75% per annum. Interest is calculated on the unpaid principal amount of the 2007 Term Loan outstanding and is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The 2007 Term Loan will mature on May 31, 2012. The net proceeds from the 2007 Term Loan were $391.7 million and are being used for general corporate purposes, including the repurchase, completed in July 2007, of approximately 9.2 million shares of our outstanding common stock pursuant to the exercise of the call options acquired in the issuer call spread purchased by us in connection with the issuance of the Convertible Senior Unsecured Notes. The 2007 Term Loan is secured by a pledge of our subordinated units in Cheniere Partners and our equity interests in the entities that own our 30% interest in Freeport LNG.

Marketing Credit Facility

In September 2007, Cheniere Marketing entered into a credit facility (“Marketing Credit Facility”) that provides up to $35.0 million of borrowings and up to $100.0 million of letters of credit and is secured by a “borrowing base” composed of cash or cash equivalents, receivables, broker margin deposits and inventory of Cheniere Marketing meeting certain criteria. Cheniere Marketing may only use the letters of credit and the proceeds of loans only for financing, securing or guaranteeing the performance of its obligations related to the purchase, sale, storage, transfer or exchange of natural gas and other products, to support Cheniere Marketing’s obligations under commodity contracts and derivative contracts related to such products, and to fund the working capital requirements of Cheniere Marketing. Borrowings mature on the earlier of two months after such borrowings and September 12, 2008. The unpaid principal balance of each borrowing generally bears interest at a variable rate equal to LIBOR plus 1.50%. The Marketing Credit Facility is secured by a pledge of Cheniere Marketing’s accounts receivable, inventory and other assets. As of March 31, 2008, we had no borrowings and $70.7 million of letters of credit outstanding under the Marketing Credit Facility.

Bridge Loan

On May 5, 2008, Cheniere Common Units Holding, LLC (“Cheniere Common Units Holding”), a newly formed wholly-owned subsidiary of Cheniere, entered into a Credit Agreement (the “Bridge Loan”) among Cheniere Common Units Holding, Credit Suisse, Cayman Islands Branch, as administrative agent, collateral agent and as a lender, and the several lenders from time to time party thereto, pursuant to which the lenders agreed to make a term loan of $95.0 million to Cheniere Common Units Holding. Borrowings under the Bridge Loan generally bear interest at a fixed rate of 16.458% per annum. Interest is calculated on the unpaid principal amount of the Bridge Loan and is payable quarterly in arrears on the earlier of the 46th day following the end of each calendar quarter, or the maturity date. The Bridge Loan will mature on November 5, 2009. The net proceeds from the Bridge Loan were $82.3 million and are being used for general corporate purposes and pipeline capital expenditures. The Bridge Loan is secured by a pledge of our 10,891,357 common units in Cheniere Partners and our equity interests in the entities that own our Creole Trail Pipeline.

Issuances of Common Stock

During the first three months of 2008, a total of 31,132 shares of our common stock were issued pursuant to the exercise of stock options, resulting in net cash proceeds of $0.2 million. In addition, in January 2008, 479,802 shares of our common stock were issued to our employees in the form of non-vested restricted stock awards, and 537,000 shares of vested common stock were issued to our executive officers related to our performance in 2007. During the first three months of 2008, we issued an additional 11,546 shares of non-vested restricted stock to new and existing employees.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 vs. Three Months Ended March 31, 2007

Overall Operations

Our consolidated net loss was $49.9 million in the first quarter of 2008, a 44% increase over our first quarter 2007 net loss. The increase in the loss was primarily due to our increase in employee headcount in anticipation of commencing operations at the Sabine Pass LNG receiving terminal in early 2008, additional LNG receiving terminal development expenses and an increase in the amount of depreciation, depletion and amortization recognized in part due to our increase in asset infrastructure being placed in service. In addition, a significant portion of our loss is attributable to the recognition of non-cash, share-based payments accounted for under SFAS No. 123R, Share-Based Payments, which requires all non-cash, share-based compensation be recognized in the financial statements based on fair value at the date of grant. As a result of our issuance of non-cash, share-based payments to employees, we recorded $12.8 million of non-cash compensation expense in the first quarter of 2008 compared to $6.6 million of non-cash compensation expense in the first quarter of 2007. Not including the impact of this non-cash expense in the first quarter of 2008, our net loss would have been $37.1 million, or $0.79 net loss per common share—basic and diluted.

LNG Receiving Terminal and Pipeline Development Expenses

Our LNG receiving terminal and pipeline development expenses include primarily professional costs associated with front-end engineering and design work, obtaining orders from the FERC authorizing construction of our facilities and other required permitting for our LNG receiving terminals and natural gas pipelines. Additional discussion of these items follows the tables below: (in thousands)

	Three Months Ended March 31,
	2008	2007
Salaries and benefits	$3,508	$3,037
Non-cash compensation	1,610	981
Public relations	255	265
Professional and technical services	205	312
Sabine Pass LNG receiving terminal site rental	401	402
Other	737	757

Total LNG receiving terminal and pipeline development expenses	$6,716	$5,754

Salaries and benefits— LNG receiving terminal and pipeline development expenses include expenses of our employees directly involved in development activities. Employees’ salaries and benefits are charged to development expense when they are engaged directly in LNG receiving terminal and pipeline activities but the type of work they perform do not meet our capitalization criteria. The increase in salaries and benefits from the three months ended March 31, 2007 to the three months ended March 31, 2008 was due to an increase in the average number of employees engaged in LNG receiving terminal and pipeline activities from 114 in the three months ended March 31, 2007 to 154 in the three months ended March 31, 2008.

General and Administrative Expenses

The increase in general and administrative (“G&A”) expenses by $9.4 million in 2008 compared to 2007 primarily resulted from the expansion of our business (including increases in our corporate and LNG and natural gas marketing staff from an average of 174 employees in 2007 to an average of 222 employees in 2008). Included in G&A expenses in 2008 and 2007 were non-cash compensation of $11.2 million and $5.6 million, respectively. Excluding the impact of non-cash compensation, G&A for 2008 and 2007 would have been $19.5 million and $15.7 million, respectively.

Interest Expense, net

Interest expense, net of amounts capitalized, decreased $6.6 million in 2008 compared to 2007. The decrease was caused primarily by the increase in capitalized interest as a result of an increase in advances under long-term contracts and property, plant and equipment.

Interest Income

Interest income decreased $12.0 million in 2008 compared to 2007 because of the lower average invested cash balances resulting from the use of cash to pay construction costs and interest payments and lower interest rates.

Off-Balance Sheet Arrangements

As of March 31, 2008, we had no off-balance sheet debt or other such unrecorded obligations, and we have not guaranteed the debt of any other party.

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

In connection with the construction of the Sabine Pass LNG receiving terminal, we require LNG to perform certain commissioning activities, as follows:

•

Cool down—A minimum amount of LNG will be used to cool down the LNG receiving terminal. Cool down represents the amount of LNG required to cool the LNG receiving terminal to its normal operating temperature.

•

LNG heel—A certain amount of LNG will be used to establish a level of LNG inventory in each LNG storage tank and in the LNG receiving terminals piping in order for the LNG receiving terminal to function properly.

•

Equipment commissioning—The remaining amount of the LNG will be used to commission the equipment in the LNG receiving terminal to ensure that it performs at designed specifications. Equipment commissioning will result in natural gas being sold.

LNG purchased for commissioning activities is recorded at cost and classified as a non-current asset on our Consolidated Balance Sheet as LNG Held for Commissioning. As the LNG held for commissioning is used to cool down the LNG receiving terminal and establish LNG heel in the LNG receiving terminal, we capitalize the portion used. The LNG used in the commissioning process is capitalized net of amounts received from the sale of natural gas.

Regulated Operations

Our natural gas pipeline business is subject to the jurisdiction of the FERC in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978, and we have determined that certain of our pipeline systems to be constructed have met the criteria set forth in SFAS No. 71. Accordingly, we have applied the provisions of SFAS No. 71 to the affected pipeline subsidiaries beginning in the second quarter of 2006.

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

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. We believe that implied volatility, calculated based on traded options of our common stock, combined with historical volatility is an appropriate indicator of expected volatility and future stock price trends. Therefore, expected volatility for the quarter ended March 31, 2008 was based on a combination of implied and historical volatilities. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 17—“Share-Based Compensation” of our Notes to Consolidated Financial Statements for a further discussion on share-based compensation.

New Accounting Pronouncements

On January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option) with changes in fair value reported in earnings. Cheniere already records derivative contracts at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). The adoption of SFAS No. 159 had no impact on our Consolidated Financial Statements as management did not elect the fair value option for any other financial instruments or certain other assets and liabilities.

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) as it relates to financial assets and financial liabilities. In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. The adoption of SFAS No. 157 did not have a material impact on our Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard becomes effective for us on January 1, 2009. Earlier adoption of SFAS No. 161 and, separately, comparative disclosures for earlier periods at initial adoption are encouraged. As SFAS No. 161 only requires enhanced disclosures, this standard will have no impact on our Consolidated Financial Statements.

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

Cheniere Marketing and Sabine Pass LNG Derivative Commodity Price Risk

Through Cheniere Marketing, we have conducted natural gas marketing and trading activities accounted for as derivatives. We use value at risk (“VaR”) and other methodologies for market risk measurement and control purposes. For the three months ended March 31, 2008, the one-day VaR with a 95% confidence interval of our marketing and trading derivative positions averaged $0.1 million. At March 31, 2008, the one-day VaR of our marketing and trading derivative positions was $0.4 million.

In addition, Sabine Pass LNG entered into natural gas NYMEX swaps accounted for as derivatives. The NYMEX swaps were entered into to mitigate the price risk exposure related to the commissioning and cool down cargo purchased by Cheniere Marketing in the first quarter of 2008 that is expected to be sold as part of the testing phase of the commissioning process. Sabine Pass LNG entered into a total of 2,000,000 MMBtu of June 2008 NYMEX swaps with two counterparties for which it will receive fixed prices of $9.758 to $9.763 per MMBtu. At March 31, 2008, the value of the derivatives was a liability of $0.8 million.

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

We may in the future be involved as a party to various legal proceedings which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management and legal counsel, as of March 31, 2008, there were no known threatened or pending legal matters that could reasonably be expected to have a material adverse impact on our consolidated results of operations, financial position or cash flows.

Item 5.	Other Information

On May 5, 2008, Cheniere Common Units Holding, LLC (the “Borrower”), a newly formed wholly-owned subsidiary of Cheniere Energy, Inc. (“the Company”), entered into a Credit Agreement (the “Credit Agreement”) among the Borrower, the Loan Parties defined below, Credit Suisse, Cayman Islands Branch, as administrative agent, collateral agent and as a lender, and the several lenders from time to time party thereto, pursuant to which the lenders agreed to make a term loan of up to $95,000,000 (the “Loan”) to the Borrower. The description of the Credit Agreement and related documents set forth below is not complete and is qualified in its entirety by reference to the Credit Agreement and related documents, copies of which are filed herewith as exhibits to this Form 10-Q and incorporated herein by reference.

Borrowing

On May 5, 2008, the Borrower borrowed the full amount of Loan. The Loan will mature on November 5, 2009. The net proceeds from the Loan were $82.3 million and are being used by the Company for general corporate purposes and pipeline capital expenditures.

Repayment

The Loan will not amortize prior to the maturity date. The Loan may be prepaid voluntarily, in whole or in part, at any time, prior to maturity. The Credit Agreement also provides for mandatory offers by the Borrower to prepay the Loan in an amount equal to (i) 100% of the net cash proceeds received from asset sales or other dispositions of property by the Borrower; (ii) 100% of the net cash proceeds received from issuances, offerings or other placements of debt obligations of the Borrower; (iii) 100% of the net cash proceeds received from issuances of equity securities of the Borrower or (iv) 50% of the amount in excess of the $0.425 per unit quarterly distribution that Borrower receives from the 10,891,357 common units of Cheniere Energy Partners, L.P. held by the Borrower.

Interest Rate

The Loan bears interest at a fixed rate of 16.458% per annum, except during the occurrence and continuance of an event of default (as described below), during which time the rate of interest will be 18.4581% per annum. Interest is calculated on the unpaid principal amount of the Loan outstanding and is payable quarterly in arrears on the earlier of the 46th day following the end of each calendar quarter, or the maturity date.

Collateral

The Loan is secured by a perfected first-priority pledge of all of the following (collectively, the “Collateral”): (i) all of the assets of the Borrower, including the 10,891,357 common units of Cheniere Energy Partners, L.P. held by the Borrower; (ii) the equity securities of the Borrower held by Cheniere LNG Holdings, LLC (“Holdings”); (iii) the limited partner interests in Cheniere Creole Trail Pipeline, L.P. (“CCTP”) held by Grand Cheniere Pipeline, LLC (“GCPL”) and (iv) the general partner interests in CCTP held by Cheniere Pipeline GP Interests, LLC (“CPL GP” and collectively with the Borrower, the Company, Holdings, CCTP and GCPL, the “Loan Parties”).

Non-Recourse Guaranty

Pursuant to a Non-Recourse Guaranty dated May 5, 2008, in favor of Credit Suisse, Cayman Islands Branch as administrative agent and collateral agent for the lenders party to the Credit Agreement, the Company guarantees the payment and performance of all of the Borrower’s obligations under the Credit Agreement and the other loan documents related thereto (the “Guarantee”).

Covenants

The Credit Agreement, the Security Agreement (as described below) and/or the Pledge Agreement (as described below) contain affirmative and negative covenants that are applicable to the Borrower and certain of the Loan Parties. Such covenants include, but are not limited to (subject to exceptions): limitations on the Borrower’s ability to make investments or dividend distributions; limitations on the ability of the Borrower or CCTP to incur indebtedness or permit liens on their assets, limitations on the ability of the Borrower or CCTP to engage in transactions with affiliates or merge, consolidate, sell assets, acquire subsidiaries or form joint ventures; limitations on the ability of the Loan Parties to dispose of their equity interests in Borrower or CCTP; affirmative covenants requiring the Borrower to maintain its separate identity, provide financial information and notice of certain events, maintain its existence and other material rights and other customary covenants and restrictions.

Events of Default

The Credit Agreement contains customary events of default, which are subject to customary grace periods and materiality standards, including, among others, events of default upon the occurrence of:

•	nonpayment of any amounts payable under the Credit Agreement when due;

•	any representation or warranty made in connection with the Credit Agreement being incorrect in any material respect when made or deemed made;

•	violation of covenants contained in the Credit Agreement, Security Agreement, Pledge Agreement or the Guarantee;

•	acceleration of any indebtedness of the Company, Holdings, Cheniere Energy Partners, L.P. or Sabine Pass LNG, L.P. in excess of $10,000,000;

•	bankruptcy or insolvency of any of the Loan Parties;

•	nondischarge of judgments against any of the Loan Parties in excess of $10,000,000;

•	actual or asserted invalidity of the security documents or failure of the liens created thereby to remain a first-priority perfected liens; and

•	the Company shall fail to own, directly or indirectly, at least 50% of the voting interests of the Borrower, CCTP or the general partner of Sabine Pass LNG, L.P.

Pledge Agreement

In connection with the Credit Agreement, Holdings, GCPL and CPL GP entered into that certain Pledge Agreement, dated as of May 5, 2008, in favor of Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent for the lenders party to the Credit Agreement pursuant to which they granted to the collateral agent a security interest in all of the Collateral owned by them as security for the payment and performance by the Borrower of its obligations under the Credit Agreement and the other loan documents.

Security Agreement

In connection with the Credit Agreement, the Borrower entered into a Security Agreement, dated as of May 5, 2008, in favor of Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent for the lenders party to the Credit Agreement pursuant to which it granted to the collateral agent a security interest in substantially all of the Borrower’s assets.

Item 6.	Exhibits

(a)	Each of the following exhibits is filed herewith:

10.1	Change Orders 27, 28, 29, 30, 31, 32, 33, and 34 to Construction Agreement, dated January 10, 2007, between Cheniere Creole Trail Pipeline, L.P. and Sheehan Pipe Line Construction Company.

10.2	Change Orders 2, 4, 5, 6, 8, 9, 10, 11, and 12 to Construction Agreement, dated January 5, 2007, between Cheniere Creole Trail Pipeline, L.P. and Sunland Construction, Inc.

10.3	Change Orders 4, 5, 6, 7 and 8 to Construction Agreement, dated March 12, 2007, between Cheniere Creole Trail Pipeline, L.P. and Sunland Construction, Inc.

10.4	Change Order 8 to Engineer, Procure and Construct (EPC) LNG Unit Rate Soil Contract, dated July 21, 2006, between Sabine Pass LNG, L.P. and Remedial Construction Services, L.P.

10.5	Change Orders 15 and 16 to Construction Agreement, dated February 1, 2006, between Cheniere Sabine Pass Pipeline Company and Willbros Engineers, Inc.

10.6	Credit Agreement, dated May 5, 2008, among Cheniere Common Units Holding, LLC, the lenders party thereto and Credit Suisse, Cayman Islands Branch

10.7	Pledge Agreement, dated May 5, 2008, among Cheniere Common Units Holding, LLC, Cheniere LNG Holdings, LLC, Cheniere Pipeline GP Interests, LLC, Grand Cheniere Pipeline, LLC and Credit Suisse, Cayman Islands Branch

10.8	Security Agreement, dated May 5, 2008, between Cheniere Common Units Holding, LLC and Credit Suisse, Cayman Islands Branch

10.9	Non-Recourse Guaranty, dated May 5, 2008, by Cheniere Energy, Inc. in favor of Credit Suisse

10.10	Change Orders No. 53 through 56 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004 between Sabine Pass LNG, L.P. and Bechtel Corporation

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHENIERE ENERGY, INC.

/s/ JERRY D. SMITH
Vice President and Chief Accounting Officer (on behalf of the registrant and as principal accounting officer)

Date: May 8, 2008