Form 10-Q
period 2008-06-30
CHENIERE ENERGY INC
filed 2008-08-11
CIK 3570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2008, there were 50,692,153 shares of Cheniere Energy, Inc. Common Stock, $0.003 par value, issued and outstanding.

CHENIERE ENERGY, INC.

i

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$162,615	$296,530
Restricted cash and cash equivalents	192,302	228,085
Accounts and interest receivable	33,126	48,786
Prepaid expenses and other	41,628	27,211

Total current assets	429,671	600,612
NON-CURRENT RESTRICTED CASH AND CASH EQUIVALENTS	61,716	478,225
NON-CURRENT RESTRICTED U.S. TREASURY SECURITIES	42,206	63,923
PROPERTY, PLANT AND EQUIPMENT, NET	2,074,380	1,645,112
DEBT ISSUANCE COSTS, NET	51,496	44,005
GOODWILL	76,844	76,844
INTANGIBLE LNG ASSETS	6,182	20,402
LNG HELD FOR COMMISSIONING	65,416	—
ADVANCES UNDER LONG-TERM CONTRACTS	10,378	28,497
OTHER	14,052	4,679

Total assets	$2,832,341	$2,962,299

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$5,610	$6,620
Accrued liabilities	123,000	164,917
Derivative liabilities	7,760	1,564

Total current liabilities	136,370	173,101
LONG-TERM DEBT	2,852,000	2,757,000
MINORITY INTEREST	268,809	285,675
DEFERRED REVENUE	40,000	40,000
OTHER NON-CURRENT LIABILITIES	6,015	8,637
COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.003 par value
Authorized: 120,000,000 shares at both June 30, 2008 and December 31, 2007
Issued and outstanding: 50,630,482 and 47,730,869 shares at June 30, 2008 and December 31, 2007, respectively	152	143
Treasury stock: 9,452,110 and 9,192,529 shares at June 30, 2008 and December 31, 2007, respectively, at cost	(329,445)	(325,039)
Additional paid-in-capital	469,670	451,705
Accumulated deficit	(611,162)	(428,918)
Accumulated other comprehensive loss	(68)	(5)

Total stockholders’ deficit	(470,853)	(302,114)

Total liabilities and stockholders’ deficit	$2,832,341	$2,962,299

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Oil and gas sales	$1,207	$2,719	$2,293	$3,551
Marketing and trading gain (loss)	(293)	(1,847)	98	(3,936)

Total revenues	914	872	2,391	(385)
Operating costs and expenses
LNG receiving terminal and pipeline development expense	2,566	10,532	9,282	16,286
LNG receiving terminal and pipeline operating expense	416	—	416	—
Exploration costs	24	14	93	372
Oil and gas production costs	114	101	207	168
Depreciation, depletion and amortization	3,333	1,513	5,617	2,589
General and administrative expenses	19,364	28,936	50,043	50,197
Restructuring charges	78,564	—	78,564	—

Total operating costs and expenses	104,381	41,096	144,222	69,612
Loss from operations	(103,467)	(40,224)	(141,831)	(69,997)
Loss from equity method investments	(3,000)	—	(4,800)	—
Derivative loss	(11,536)	—	(12,366)	—
Interest expense, net	(21,402)	(25,930)	(41,251)	(52,356)
Interest income	4,801	24,120	14,405	45,703
Other expense	(34)	(184)	(71)	(183)

Loss before income taxes and minority interest	(134,638)	(42,218)	(185,914)	(76,833)
Income tax provision	—	—	—	—

Loss before minority interest	(134,638)	(42,218)	(185,914)	(76,833)
Minority interest	2,305	1,099	3,670	1,158

Net loss	$(132,333)	$(41,119)	$(182,244)	$(75,675)

Net loss per common share—basic and diluted	$(2.81)	$(0.76)	$(3.87)	$(1.38)

Weighted average number of common shares outstanding—basic and diluted	47,129	54,391	47,053	54,640

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(in thousands)

(unaudited)

	Common Stock		Treasury Stock at Cost	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
	Shares	Amount
Balance—December 31, 2007	47,731	$143	$(325,039)	$451,705	$(428,918)	$(5)	$(302,114)
Issuances of stock	45	—	—	241	—	—	241
Issuances of restricted stock	3,113	9	—	(9)	—	—	—
Forfeitures of restricted stock	(104)	—	—	—	—	—	—
Stock-based compensation	—	—	—	17,733	—	—	17,733
Treasury stock acquired	(155)	—	(4,406)	—	—	—	(4,406)
Comprehensive loss:
Foreign currency translation	—	—	—	—	—	(63)	(63)
Net loss	—	—	—	—	(182,244)	—	(182,244)

Balance—June 30, 2008	50,630	$152	$(329,445)	$469,670	$(611,162)	$(68)	$(470,853)

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(182,244)	$(75,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Use of restricted cash and cash equivalents	54,926	56,610
Non-cash compensation	15,905	19,321
Non-cash restructuring charges	17,144	—
Depreciation, depletion and amortization	5,617	2,571
Amortization of debt issuance costs	5,012	2,722
Restricted interest income on restricted cash and cash equivalents	(13,105)	(29,719)
Minority interest	(3,670)	(1,158)
Non-cash derivative loss	6,196	—
Other	(155)	204
Changes in operating assets and liabilities:
Accounts and interest receivable	16,716	(12,776)
Prepaid expenses	(15,473)	(6,700)
Accounts payable and accrued liabilities	(14,031)	16,308
Other	—	4,448

NET CASH USED IN OPERATING ACTIVITIES	(107,162)	(23,844)

CASH FLOWS FROM INVESTING ACTIVITIES:
LNG terminal and pipeline construction-in-progress	(440,782)	(360,400)
Use of restricted cash and cash equivalents	410,457	300,314
Use of (investment in) restricted treasury securities	21,717	(98,442)
Purchases of LNG for commissioning, net of amounts transferred to LNG terminal construction-in-process	(65,416)	—
Purchases of fixed assets	(3,542)	(15,926)
Advances under long-term contracts, net of amounts transferred to LNG terminal construction-in-process	(5,118)	(11,816)
Investment in unconsolidated affiliate	—	(25,025)
Other	(9,218)	101

NET CASH USED IN INVESTING ACTIVITIES	(91,902)	(211,194)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Bridge Loan	95,000	—
Proceeds from sale of common units in partnership	—	203,946
Proceeds from issuance of common units to minority owners in partnership	—	98,442
Proceeds from 2007 Term Loan	—	400,000
Distributions to minority interest	(13,196)	(435)
Debt issuance costs	(12,503)	(8,883)
Sale of common stock	241	1,748
Purchase of treasury shares	(4,406)	(212,582)
Use of restricted cash and cash equivalents	13	641

NET CASH PROVIDED BY FINANCING ACTIVITIES	65,149	482,877

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(133,915)	247,839
CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	296,530	462,963

CASH AND CASH EQUIVALENTS—END OF PERIOD	$162,615	$710,802

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

NOTE 2—Recent Business Developments

In February 2008, we announced that we were exploring strategic options for the Company. Further to this strategic option review process, in April we announced our decision to take steps aimed at reducing costs and capital requirements and increasing our available cash and cash equivalents. Since that time those actions have included:

•

In May 2008, we entered into an 18-month credit facility with Credit Suisse and received approximately $82.3 million of net proceeds (see Note 12—“Long-Term Debt and Credit Facility”). The purpose of this facility is to provide incremental funding and liquidity until we enter into a strategic transaction, obtain sufficient revenues from a significant number of imported LNG cargos or consummate an alternative financing transaction.

•

As a result of the downsizing of our natural gas marketing business activities and the wrapping up of significant construction activities for both the Sabine Pass LNG receiving terminal and Creole Trail Pipeline, we have reduced our personnel Company-wide by approximately 41% (see Note 3—“Restructuring Charges”).

•

We terminated one of the two LNG vessel time charter interests during the second quarter of 2008, and have subsequently terminated the second time charter interest in July 2008. In consideration for the termination of both time charters, we have forfeited cash collateral that had been classified as non-current restricted cash and cash equivalents on our Consolidated Balance Sheet (see Note 3—“Restructuring Charges”).

•

In June 2008, we announced that we had entered into a domestic marketing agreement for the sale of LNG with J.P. Morgan Ventures Energy Corporation, a wholly owned subsidiary of J.P. Morgan Chase & Co. (“JPMorgan”). The agreement provides a framework under which Cheniere Marketing may offer to sell to JPMorgan all or a portion of the LNG from each cargo it acquires on delivery to the Sabine Pass LNG receiving terminal, and under which JPMorgan will utilize a portion of Cheniere Marketing’s terminal use agreement (“TUA”) capacity for storage and regasification services related to the portion of the LNG cargo that JPMorgan purchases. In addition, JPMorgan has agreed to purchase any LNG that is delivered to Cheniere Marketing under its Transatlantic Option Agreement with Gaz de France during 2008. JPMorgan has also acquired a “first look” right through March 31, 2009 under which JPMorgan will have the preemptive right to acquire LNG on the same pricing terms that Cheniere Marketing offers to its other customers. JPMorgan will guarantee all of J.P. Morgan Ventures Energy Corporation’s obligations under this agreement, including any LNG purchases executed under this agreement.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

•

On August 6, 2008, we accepted a commitment for $250.0 million of convertible security financing to replace the Credit Suisse 18-month credit facility and provide additional funds. The commitment is subject to certain conditions, including regulatory approvals, completion of definitive documentation and the absence of any change, development or event that would be expected to have a material adverse effect on us or our industry, business, financial condition or prospects. We expect to complete the new $250.0 million financing in August 2008.

Upon closing of the new $250.0 million financing we believe we will have sufficient short-term liquidity to conduct our business even assuming we are wholly unsuccessful in our efforts to exploit our reserved capacity at the Sabine Pass LNG receiving terminal and our other business initiatives (see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations).

We have recognized losses from our cost savings program, which are described in greater detail in Note 3—“Restructing Charges.”

If we are not successful in closing this $250.0 million convertible security financing, entering into another strategic transaction, or obtaining a sufficient number of LNG cargos, we will need to obtain an alternative source of funding during the first quarter of 2009.

NOTE 3—Restructuring Charges

In the second quarter of 2008, we announced a cost saving program in connection with the downsizing of our natural gas marketing business activities, the wrapping up of significant construction activities for both the Sabine Pass LNG receiving terminal and Creole Trail Pipeline and the seeking of alternative arrangements for our time charter interest in two LNG vessels (see Note 2—“Recent Business Developments”). In connection with this program, we recognized $78.6 million in restructuring charges in the second quarter of 2008 in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and have presented the financial impact as Restructuring Charges on the Consolidated Statement of Operations.

Below is a reconciliation of the total restructuring charges expected to be recognized and charged to expense over the restructuring period to the amount of expected restructuring charges at June 30, 2008 (in thousands):

	Severance Costs	Facility Costs	Marketing Costs	Total
Estimated restructuring charges (at inception of plan)	$12,400	$—	$69,400	$81,800
Adjustment to estimated restructuring charges as of June 30, 2008	(5,431)	2,549	1,235	(1,647)

Total estimated restructuring charges at June 30, 2008	6,969	2,549	70,635	80,153
Restructuring charges recognized in second quarter 2008	(5,380)	(2,549)	(70,635)	(78,564)

Estimated restructuring charges to be recognized in the future	$1,589	$—	$—	$1,589

NOTE 4—LNG Held for Commissioning

In connection with the construction of the Sabine Pass LNG receiving terminal, we require LNG to perform certain commissioning activities, as follows:

•

Cool down—A minimum amount of LNG will be used to cool down the LNG receiving terminal. Cool down represents the amount of LNG required to cool the LNG receiving terminal to its normal operating temperature.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

As of June 30, 2008, we had acquired a total of three LNG commissioning cargoes for the Sabine Pass LNG receiving terminal and have successfully unloaded the LNG into the Sabine Pass LNG receiving terminal.

NOTE 5—Minority Interest

We have consolidated certain joint ventures and partnerships because we have a controlling interest in these ventures. Therefore, the entities’ financial statements are consolidated in our consolidated financial statements and the ownership interests of others in these entities equity is recorded as minority interest. The following table sets forth the components of our minority interest balance attributable to third-party investors’ interest (in thousands):

Net proceeds from Cheniere Partners’ issuance of common units (1)	$98,442
Net proceeds from sale of Cheniere Partners common units (2)	203,946
Distributions to Cheniere Partners’ minority interest	(26,827)
Minority interest share of loss of Cheniere Partners	(7,095)
Minority interest in Frontera (3)	343

Minority interest at June 30, 2008	$268,809

(1)	Through the public offering of Cheniere Energy Partners, L.P. (“Cheniere Partners”), Cheniere Partners received $98.4 million in net proceeds from the issuance of its common units to the public in March 2007 (“Cheniere Partners Offering”). Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 51, Accounting for Sales of Stock by a Subsidiary, provides guidance on accounting by the parent for issuances of a subsidiary’s common equity to unaffiliated parties. Under SAB No. 51, a company may elect an accounting policy of recording a gain or loss on the sale of common equity of a subsidiary equal to the amount of proceeds received in excess of the carrying value of the parent’s investment. Upon the conversion of all of our subordinated units in Cheniere Partners to common units, we will evaluate whether to recognize a gain through earnings at that time.
(2)	In conjunction with the Cheniere Partners Offering, we sold a portion of our Cheniere Partners common units to the public, realizing net proceeds of $203.9 million. Due to the subordinated distribution rights on our subordinated units, we have recorded those proceeds as a minority interest. Upon the conversion of all of our subordinated units in Cheniere Partners to common units, we will evaluate whether to recognize a gain through earnings at that time.
(3)

In September 2007, we acquired an 80% interest in Frontera Pipeline LLC (“Frontera”) from Tidelands Oil and Gas Corporation (“Tidelands”) for $1.0 million, providing us with an 80% ownership stake in the Burgos Hub Project. This project involves the development and construction of an integrated pipeline

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

project traversing the United States and Mexico border and the construction of a related subterranean storage facility in Mexico. As of June 30, 2008, Tidelands’ proportionate interest in the net assets of Frontera was $0.3 million.

NOTE 6—Restricted Cash, Cash Equivalents and U.S. Treasury Securities

Restricted cash and cash equivalents and U.S. treasury securities are composed of cash that has been contractually restricted as to usage or withdrawal, as follows:

Sabine Pass LNG Receiving Terminal Construction Reserve

In November 2006, Sabine Pass LNG, L.P., our majority-owned subsidiary (“Sabine Pass LNG”), consummated a private offering of an aggregate principal amount of $2,032.0 million of Senior Secured Notes consisting of $550.0 million of 7 1/4% Senior Secured Notes due 2013 (the “2013 Notes”) and $1,482.0 million of 7 1/2% Senior Secured Notes due 2016 (the “2016 Notes” and collectively with the 2013 Notes, the “Senior Notes”) (see Note 12—“Long-Term Debt and Credit Facility”). Under the terms and conditions of the Senior Notes, we were required to fund a cash reserve account with approximately $887 million to pay the costs to construct the Sabine Pass LNG receiving terminal. The cash accounts are controlled by a collateral trustee, and therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets. As of June 30, 2008 and December 31, 2007, $42.6 million and $40.2 million related to accrued construction costs were classified as part of current restricted cash and cash equivalents, and $26.8 million and $380.2 million related to remaining construction costs were classified as a non-current asset on our Consolidated Balance Sheets, respectively.

Senior Notes Debt Service Reserve

As described above, Sabine Pass LNG consummated a private offering of an aggregate principal amount of $2,032.0 million of Senior Notes (see Note 12—“Long-Term Debt and Credit Facility”). Under the terms and conditions of the Senior Notes, we were required to fund a cash reserve account of $335.0 million related to future interest payments on the Senior Notes through May 2009. The cash accounts are controlled by a collateral trustee, and therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets. As of June 30, 2008 and December 31, 2007, $141.3 million and $151.0 million related to the payment of interest due within twelve months had been classified as part of current restricted cash, and zero and $61.8 million related to the remaining payments of interest through May 2009 had been classified as non-current restricted cash, respectively.

Cheniere Partners Distribution Reserve

At the closing of the Cheniere Partners Offering, Cheniere Partners funded a distribution reserve of $98.4 million, which was invested in U.S. treasury securities. The distribution reserve, including interest earned thereon, will be used to pay quarterly distributions of $0.425 per common unit for all common units, as well as related distributions to Cheniere Partners’ general partner, through the distribution made in respect of the quarter ending June 30, 2009. The U.S. treasury securities were acquired at a discount from their maturity values equal to an average of approximately 4.87% per year. As of June 30, 2008, and December 31, 2007, we classified the $42.2 million and $63.9 million balance of U.S. treasury securities as Non-Current Restricted U.S. Treasury Securities on our Consolidated Balance Sheet, respectively, as these securities had original maturities greater than three months. In addition, we classified $11.9 million of the distribution reserve as non-current restricted cash as of June 30, 2008.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Other Restricted Cash and Cash Equivalents

As of June 30, 2008 and December 31, 2007, $8.4 million and $36.9 million had been classified as part of current restricted cash and cash equivalents, and $23.0 million and $36.2 million had been classified as a non-current asset on our Consolidated Balance Sheets, respectively, related to various other contractual restrictions.

NOTE 7—Property, Plant and Equipment

Property, plant and equipment consists of LNG terminal construction-in-process expenditures, LNG site and related costs, investments in oil and gas properties, and fixed assets, as follows (in thousands):

	June 30, 2008	December 31, 2007
LNG TERMINAL COSTS
LNG terminal construction-in-process	$1,462,514	$1,169,695
LNG site and related costs, net	2,031	1,991

Total LNG terminal costs	$1,464,545	$1,171,686

NATURAL GAS PIPELINE COSTS
Pipeline	$537,640	$—
Natural gas pipeline construction-in-process	28,376	425,038
Pipeline rights-of-way	17,136	15,751
Accumulated depreciation	(1,042)	—

Total natural gas pipeline costs	$582,110	$440,789

OIL AND GAS PROPERTIES, successful efforts method
Proved	$2,526	$2,526
Accumulated depreciation, depletion and amortization	(860)	(653)

Total oil and gas properties, net	$1,666	$1,873

FIXED ASSETS
Computers and office equipment	$6,729	$8,195
Furniture and fixtures	5,123	5,008
Computer software	12,650	12,268
Leasehold improvements	10,456	11,247
Projects-in-process	1,104	2,147
Other	1,197	1,072
Accumulated depreciation	(11,200)	(9,173)

Total fixed assets, net	$26,059	$30,764

PROPERTY, PLANT AND EQUIPMENT, net	$2,074,380	$1,645,112

LNG Terminal Costs

Once an LNG receiving terminal is constructed, the related LNG terminal construction-in-process costs will be depreciated using the straight-line depreciation method. The identifiable components of the Sabine Pass LNG receiving terminal with similar estimated useful lives have a depreciable range between 10 and 50 years. Depreciation will begin once construction is complete.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Costs associated with the construction of the Sabine Pass LNG receiving terminal have been capitalized as construction-in-process since the date the project satisfied our criteria for capitalization. For the six months ended June 30, 2008 and 2007, we capitalized $47.6 million and $27.9 million of interest expense related to the construction of the Sabine Pass LNG receiving terminal, respectively. In March 2006, our Corpus Christi LNG receiving terminal satisfied the criteria for capitalization. Accordingly, costs associated with the initial site work for the Corpus Christi LNG receiving terminal have been capitalized as construction-in-process since that time. For the six months ended June 30, 2008 and 2007, we capitalized $0.6 million and $1.0 million, respectively, of interest expense related to this construction project.

Natural Gas Pipeline Costs

Our natural gas pipeline business is subject to the jurisdiction of the Federal Energy Regulatory Commission (“FERC”) in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978, and we have determined that our pipelines that may be constructed have met the criteria set forth in SFAS No. 71. Accordingly, we began applying the provisions of SFAS No. 71 to the affected pipeline subsidiaries in the third quarter of 2006. Natural gas pipeline costs also include amounts capitalized as Allowance for Funds Used During Construction (“AFUDC”). The rates used in the calculation of AFUDC are determined in accordance with guidelines established by the FERC. AFUDC represents the cost of debt and equity funds used to finance our natural gas pipeline additions during construction. AFUDC is capitalized as a part of the cost of our natural gas pipelines. Under regulatory rate practices, we generally are permitted to recover AFUDC, and a fair return thereon, through our rate base after our natural gas pipelines are placed in service. For the six months ended June 30, 2008 and 2007, we capitalized $17.0 million and $4.0 million, respectively, of AFUDC to our natural gas pipeline projects.

Fixed Assets

Our fixed assets are recorded at cost and are depreciated on a straight-line method based on estimated lives of the individual assets or groups of assets. Depreciation expense related to our property, plant and equipment totaled $5.6 million and $2.4 million for the six months ended June 30, 2008 and 2007, respectively.

Asset Retirement Costs

Our asset retirement obligations relate primarily to the retirement of certain LNG receiving terminal, natural gas pipeline assets and obligations related to right-of-way agreements. In accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, we determined that due to an indeterminate life of such assets, the fair value of the retirement obligation is not reasonably estimable. A liability for such asset retirement obligation will be recorded when a fair value is determinable.

NOTE 8—Advances Under Long-Term Contracts

We have entered into certain engineering, procurement and construction (“EPC”) contracts and purchase agreements related to the construction of the Sabine Pass LNG receiving terminal that require us to make payments to fund costs that will be incurred or equipment that will be received in the future. Advances made under long-term contracts on purchase commitments are carried at face value and transferred to property, plant and equipment as the costs are incurred or equipment is received. As of June 30, 2008 and December 31, 2007, our Advances Under Long-term Contracts were $10.4 million and $28.5 million, respectively.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 9—Intangible Assets

The fair values, net book values and estimated useful lives of our intangible assets as of June 30, 2008 and December 31, 2007 are presented in the following tables.

		As of June 30, 2008
	Fair Value	Amortization Period	Accumulated Amortization	Net book value
Intangible assets not subject to amortization	$6,182	—	$—	$6,182

		As of December 31, 2007
	Fair Value	Amortization Period	Accumulated Amortization	Net book value
Amortizable intangible assets	$14,228	5 years	$—	$14,228
Intangible assets not subject to amortization	6,174	—	—	6,174

	$20,402		$—	$20,402

Amortizable Intangible Assets

At December 31, 2007, we assigned $14.2 million to intangible assets acquired either individually or with a group of assets that are subject to amortization as of December 31, 2007. The weighted average amortization period for these assets is 5 years. For the year ended December 31, 2007, we had not recognized amortization expense.

In the second quarter of 2008, we impaired these amortizable intangible assets in connection with the downsizing of our natural gas marketing business. This impairment was recorded in Restructuring Charges on the Consolidated Statement of Operations for the three months ended June 30, 2008 (see Note 3—“Restructuring Charges”).

Intangible Assets Not Subject to Amortization

We assigned $6.2 million to intangible assets acquired either individually or with a group of assets that are not subject to amortization as of both June 30, 2008 and December 31, 2007.

NOTE 10—Investment in Limited Partnership

We account for our 30% limited partnership investment in Freeport LNG Development, L.P. (“Freeport LNG”) using the equity method of accounting. As of June 30, 2008 and December 31, 2007, we had unrecorded cumulative suspended losses of $25.1 million and $19.8 million, respectively, related to our investment in Freeport LNG as the basis in this investment had been reduced to zero.

In March 2008 and May 2008, we received cash call notices from Freeport LNG requesting that we provide further financial support due to higher than expected commissioning and performance testing costs. During the six months ended June 30, 2008, we funded the cash calls and recorded $4.8 million of additional losses in Freeport LNG. We have not recorded the unrecorded cumulative suspended losses referred to above as we have not guaranteed any obligations and are not committed to provide any further financial support.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The financial position of Freeport LNG at June 30, 2008 and December 31, 2007 and the results of Freeport LNG’s operations for the three and six months ended June 30, 2008 and 2007 are summarized as follows (in thousands):

	June 30, 2008	December 31, 2007
Current assets	$81,311	$120,580
Property, plant and equipment, net	908,764	1,590
Construction-in-process	51,072	863,977
Other assets	50,072	46,316

Total assets	$1,091,219	$1,032,463

Current liabilities	28,192	34,477
Notes payable	1,143,944	1,063,984
Deferred revenue and other deferred credits	8,243	5,478
Partners’ capital	(89,160)	(71,476)

Total liabilities and partners’ capital	$1,091,219	$1,032,463

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Loss from continuing operations	$(27,180)	$(5,540)	$(33,157)	$(11,201)
Net loss	(27,459)	(5,540)	(33,684)	(11,201)
Cheniere’s 30% equity in net loss from limited partnership (1)	(8,238)	(1,662)	(10,105)	(3,360)

(1)	During the three months ended June 30, 2008 and 2007, we did not record $8.2 million and $1.7 million of the net losses for such periods, respectively, and during the six months ended June 30, 2008 and 2007, we did not record $10.1 million and $3.4 million of the net losses for such periods, respectively, as the basis in this investment had been reduced to zero and because we have not guaranteed any obligations and have not been committed to provide any further financial support since December 2005.

NOTE 11—Accrued Liabilities

As of June 30, 2008 and December 31, 2007, accrued liabilities consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
LNG terminal construction costs	$37,822	$39,574
Restructuring costs	23,088	—
Accrued interest expense and related fees	18,591	16,159
Pipeline construction costs	21,714	47,266
Domestic natural gas marketing purchases	9,499	40,607
Payroll	6,666	16,143
Other accrued liabilities	5,620	5,168

Accrued liabilities	$123,000	$164,917

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 12—Long-Term Debt and Credit Facility

As of June 30, 2008 and December 31, 2007, our long-term debt consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Senior Notes	$2,032,000	$2,032,000
Convertible Senior Unsecured Notes	325,000	325,000
2007 Term Loan	400,000	400,000
Bridge Loan	95,000	—

Total Long-Term Debt	$2,852,000	$2,757,000

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

Convertible Senior Unsecured Notes

In July 2005, we consummated a private offering of $325.0 million aggregate principal amount of Convertible Senior Unsecured Notes due 2012 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (“Securities Act”). The notes bear interest at a rate of 2.25% per year. The notes are convertible at any time into our common stock under certain circumstances at an initial conversion rate of 28.2326 shares per $1,000 principal amount of the notes, which is equal to a conversion price of approximately $35.42 per share. As of June 30, 2008, no holders had elected to convert their notes.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

2007 Term Loan

In May 2007, Cheniere Subsidiary Holdings, LLC (“Cheniere Subsidiary”), a wholly-owned subsidiary of Cheniere, entered into a $400.0 million credit agreement (“2007 Term Loan”). Borrowings under the 2007 Term Loan generally bear interest at a fixed rate of 9.75% per annum. Interest is calculated on the unpaid principal amount of the 2007 Term Loan outstanding and is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The 2007 Term Loan will mature on May 31, 2012. The net proceeds of $391.7 million from the 2007 Term Loan are being used for general corporate purposes, including our repurchase, completed during the year ended December 31, 2007, of approximately 9.2 million shares of our outstanding common stock pursuant to the exercise of the call options acquired in the issuer call spread purchased by us in connection with the issuance of the Convertible Senior Unsecured Notes. The 2007 Term Loan is secured by a pledge of our 135,383,831 subordinated units in Cheniere Partners and our equity interests in the entities that own our 30% interest in Freeport LNG.

Marketing Credit Facility

In June 2008, we terminated a credit facility that Cheniere Marketing had and cash collateralized letters of credit that had been issued under the facility but had not yet been returned to us. As of June 30, 2008, we had $3.3 million of cash collateralized letters of credit outstanding that had been issued under the facility. Except for the cash that collateralizes outstanding letters of credit, all of the working capital of Cheniere Marketing has become unrestricted funds available to the Company.

Bridge Loan

In May 2008, Cheniere Common Units Holding, LLC (“Cheniere Common Units Holding”), a newly formed wholly-owned subsidiary of Cheniere, entered into a Credit Agreement (the “Bridge Loan”) among Cheniere Common Units Holding, Credit Suisse, Cayman Islands Branch, as administrative agent, collateral agent and as a lender, and the several lenders from time to time party thereto, pursuant to which the lenders agreed to make a term loan of $95.0 million to Cheniere Common Units Holding. Borrowings under the Bridge Loan generally bear interest at a fixed rate of 16.458% per annum. Interest is calculated on the unpaid principal amount of the Bridge Loan and is payable quarterly in arrears on the earlier of the 46th day following the end of each calendar quarter, or the maturity date. The Bridge Loan will mature on November 5, 2009. The net proceeds from the Bridge Loan were $82.3 million and are being used for general corporate purposes and pipeline capital expenditures. The Bridge Loan is secured by a pledge of our 10,891,357 common units in Cheniere Partners and our equity interests in the entities that own our Creole Trail Pipeline.

NOTE 13—Financial Instruments

We entered into financial derivatives to hedge the exposure to variability in expected future cash flows attributable to the future sale of natural gas from our LNG commissioning cargoes (“LNG commissioning cargo derivatives”). The net cost (LNG commissioning cargo purchase price less natural gas sales proceeds) of our LNG commissioning cargoes is capitalized on our Consolidated Balance Sheets as it is directly related to the LNG receiving terminal construction and is incurred to place the LNG receiving terminal in usable condition. However, changes in the fair value of our LNG commissioning cargo derivatives are reported in earnings because they are not able to be designated in a qualifying hedging relationship in accordance with FASB Statement No. 133 Accounting for Derivative Instruments and Hedging Activities.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The financial assets and liabilities at June 30, 2008, measured at fair value on a recurring basis, are summarized below (in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value at June 30, 2008
Trading derivative payables	$—	$20	$—	$20
Other derivatives payables	7,704	36	—	7,740

Total liabilities at fair value	$7,704	$56	$—	$7,760

Trading derivatives reflect positions held by Cheniere Marketing and include exchange-traded derivative contracts and over-the-counter derivative contracts. Other derivatives reflect positions held by Sabine Pass LNG related to natural gas swaps entered into to hedge the cash flows from the sale of excess LNG purchased for commissioning.

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which the SFAS No. 159 fair value option was not elected. The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, restricted cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The carrying amounts of the fair values of financial instruments for which SFAS No. 159 was not elected are as follows:

Financial Instruments (in thousands):

	June 30, 2008		December 31, 2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Notes (1)	$550,000	$497,750	$550,000	$525,250
2016 Notes (1)	1,482,000	1,326,390	1,482,000	1,404,195
2.25% Convertible Senior Unsecured Notes (2)	325,000	157,424	325,000	338,611
2007 Term Loan (3)	400,000	400,000	400,000	400,000
Bridge Loan (4)	95,000	95,000	—	—
Restricted U.S. treasury securities (5)	42,206	45,272	63,923	66,984

(1)	The fair value of the Senior Notes is based on quotations obtained from broker-dealers who made markets in these and similar instruments as of June 30, 2008 and December 31, 2007, as applicable.
(2)	The fair value of our Convertible Senior Unsecured Notes is based on the closing trading prices on June 30, 2008 and December 31, 2007, as applicable.
(3)	The 2007 Term Loan bears interest at a fixed rate; therefore, the estimated fair value is expected to vary with changes in market interest rates. At June 30, 2008 and December 31, 2007, the fair value of the debt instrument was stated at its carrying amount due to it being a non-trading instrument with no liquid market.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(4)	The Bridge Loan bears interest at a fixed rate; therefore, the estimated fair value is expected to vary with changes in market interest rates. At June 30, 2008, the fair value of the debt instrument was stated at its carrying amount due to it being a non-trading instrument with no liquid market.
(5)	The fair value of our Restricted U.S. Treasury Securities is based on quotations obtained from broker-dealers who made markets in these and similar instruments as of June 30, 2008 and December 31, 2007, as applicable.

NOTE 14—Income Taxes

From our inception, we have reported a net operating loss (“NOL”) for both financial reporting purposes and for international, federal and state income tax reporting purposes. Accordingly, we are not presently a taxpayer and have not recorded a net liability for international, federal or state income taxes in any of the periods included in the accompanying financial statements. Our Consolidated Statements of Operations for the three months ended June 30, 2008 and 2007 included no income tax benefits.

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

We adopted the provisions of FIN No. 48 on January 1, 2007. We have determined that all of the material tax positions taken in our income tax returns and the positions we expect to take in our future income tax filings meet the more likely-than-not recognition threshold prescribed by FIN No. 48. We have approximately $19.3 million of deferred tax benefits for tax positions related to the accelerated recovery of certain capital costs for which the ultimate deductibility is highly certain, but for which there is some uncertainty corresponding to the timing of the related prior, current and future year tax deductions. Under SFAS No. 109, the disallowance of an accelerated recovery period would not affect our annual reported effective income tax rate in any of the prior, current or future financial reporting periods, but could result in the acceleration of cash payments in prior reporting periods. Adjustments that would increase our federal taxable income in our prior periods would largely be offset by our available NOL carryovers, and therefore, the potential underpayment interest and penalties have not been accrued with respect to this liability.

The amount of our unrecognized tax benefits associated with uncertain tax positions decreased significantly in the first quarter of 2008 based on discussions with the relevant taxing authorities on the timing of the deductions related to a significant portion of our capital costs. The remaining $19.3 million of unrecognized tax benefits pertain to tax positions taken in prior years for which there is still some uncertainty as to the timing of the corresponding tax deductions. To date, the adoption of FIN No. 48 has had no impact on our financial position, results of operations or cash flows. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2008	$70,530
Additions based on tax positions related to current year	—
Additions for tax positions of prior years	3,400
Reductions for tax positions of prior years	(54,591)
Settlements	—

Balance at June 30, 2008	$19,339

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

SFAS No. 109, Accounting for Income Taxes, establishes specific procedures to (a) measure deferred tax liabilities and assets using a specified tax rate convention, and (b) assess whether a valuation allowance should be established for an enterprise’s deferred tax assets. As provided for in SFAS No. 109, we have established a tax valuation allowance for the tax benefits related to all of our international, federal and state NOL carryovers and all of our other deferred tax assets due to the uncertainty of our ability to realize the related future tax benefits. Once a valuation allowance has been established, SFAS No. 109 requires that all available evidence, both positive and negative, must be considered to determine when, based on the weight of that evidence, it is appropriate to release all or any portion of the valuation allowance. Judgment must be used in considering the relative impact of both positive and negative evidence; the weight given to such evidence must be commensurate with the extent to which such evidence can be objectively verified. Based on the criteria provided in SFAS No. 109, we have determined that all of our deferred tax assets should have a full valuation allowance for financial reporting purposes as of June 30, 2008.

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

NOTE 15—Net Loss Per Share

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table reconciles basic and diluted weighted average common shares outstanding for the three and six months ended June 30, 2008 and 2007 (in thousands except for loss per share):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average common shares outstanding:
Basic	47,129	54,391	47,053	54,640
Dilutive common stock options	—	—	—	—
Dilutive Convertible Senior Unsecured Notes	—	—	—	—

Diluted	47,129	54,391	47,053	54,640

Basic loss per share	$(2.81)	$(0.76)	$(3.87)	$(1.38)
Diluted loss per share	$(2.81)	$(0.76)	$(3.87)	$(1.38)

NOTE 16—Comprehensive Loss

The following table is a reconciliation of our net loss to our comprehensive loss for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(132,333)	$(41,119)	$(182,244)	$(75,675)
Other comprehensive loss items:
Foreign currency translation	(53)	(28)	(63)	(33)

Comprehensive loss	$(132,386)	$(41,147)	$(182,307)	$(75,708)

NOTE 17—Supplemental Cash Flow Information and Disclosures of Non-Cash Transactions

The following table provides supplemental disclosure of cash flow information for the six months ended June 30, 2008 and 2007 (in thousands):

	Six Months Ended June 30,
	2008	2007
Cash paid for:
Interest, net of amounts capitalized	$36,968	$55,110
Construction-in-process and debt issuance additions funded with accrued liabilities	$103,135	$54,787

NOTE 18—Business Segment Information

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Our LNG and natural gas marketing business segment is developing a portfolio of long-term, short-term, and spot LNG purchase agreements, and will focus on entering into business relationships such as the one entered into with JPMorgan for the domestic marketing of natural gas that is imported by Cheniere Marketing as LNG to the Sabine Pass LNG receiving terminal.

Our oil and gas exploration and development business segment conducts and participates in exploration, development and production activities in the shallow waters of the Gulf of Mexico.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table summarizes revenues, net income (loss) from operations and total assets for each of our operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
LNG receiving terminal	$—	$—	$—	$—
Natural gas pipeline	352	—	352	—
LNG and natural gas marketing	(607)	(1,847)	(226)	(3,936)
Oil and gas exploration and development	1,207	2,719	2,293	3,551

Total	952	872	2,419	(385)
Corporate and other (1)	(38)	—	(28)	—

Total consolidated	$914	$872	$2,391	$(385)

Restructuring charges:
LNG receiving terminal	$1,451	$—	$1,451	$—
Natural gas pipeline	130	—	130	—
LNG and natural gas marketing	70,563	—	70,563	—
Oil and gas exploration and development	—	—	—	—

Total	72,144	—	72,144	—
Corporate and other (1)	6,420	—	6,420	—

Total consolidated	$78,564	$—	$78,564	$—

Net income (loss):
LNG receiving terminal	$(26,585)	$(13,340)	$(40,167)	$(28,406)
Natural gas pipeline	(3,694)	(1,147)	(4,063)	(1,886)
LNG and natural gas marketing	(58,003)	(6,490)	(68,165)	(11,950)
Oil and gas exploration and development	898	2,507	1,743	2,843

Total	(87,384)	(18,470)	(110,652)	(39,399)
Corporate and other (1)	(44,949)	(22,649)	(71,592)	(36,276)

Total consolidated	$(132,333)	$(41,119)	$(182,244)	$(75,675)

	June 30, 2008	December 31, 2007
Total assets:
LNG receiving terminal	$2,006,046	$2,041,894
Natural gas pipeline	592,322	443,421
LNG and natural gas marketing	198,242	157,601
Oil and gas exploration and development	2,681	2,403

Total	2,799,291	2,645,319
Corporate and other (1)	33,050	316,980

Total consolidated	$2,832,341	$2,962,299

(1)	Includes corporate activities and certain intercompany eliminations.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

For the three and six months ended June 30, 2008, the total share-based compensation expense (net of amount capitalized) recognized in our net loss was $3.1 million and $15.9 million, respectively. For the three and six months ended June 30, 2007, the total share-based compensation expense (net of amounts capitalized) recognized in our net loss was $12.7 million and $19.3 million, respectively. As required by SFAS No. 123R, the effect of a change in estimated forfeitures is recognized through a cumulative adjustment included in share-based compensation cost in the period of change in estimate. We consider many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. Given the staff reduction plan implemented during second quarter 2008, a cumulative adjustment of $8.3 million was recognized as a decrease in our compensation expense during the six months ended June 30, 2008. For the three and six months ended June 30, 2008, the total share-based compensation cost capitalized as part of the cost of capital assets was $0.3 million and $0.8 million, respectively. For the three and six months ended June 30, 2007, the total share-based compensation expense (net of amounts capitalized) recognized in our net loss was $0.3 million and $0.7 million, respectively.

The total unrecognized compensation cost at June 30, 2008 relating to non-vested share-based compensation arrangements granted under the 1997 Plan and 2003 Plan, before any capitalization, was $62.1 million. That cost is expected to be recognized over 4 years, with a weighted average period of 1.15 years.

We received total proceeds from the exercise of stock options of $0.2 million and $1.7 million in the six months ended June 30, 2008 and 2007, respectively.

Phantom Stock

In May 2007, the Company established the 2007 Incentive Compensation Plan (“2007 Plan”) and the 2008-2010 Incentive Compensation Plan (“2008-2010 Plan”) covering executive officers and other key employees for the performance periods of 2007, 2008, 2009 and 2010. During 2007, a total of 537,000 and 1,647,000 shares of phantom stock were granted under the 2007 Plan and 2008-2010 Plans, respectively, which will be payable in shares of our common stock if stock price hurdles established by the plans are achieved. At its sole discretion, the Compensation Committee of our Board of Directors may elect to settle all or part of the phantom stock in cash. Using a Monte Carlo simulation, fair values (net of forfeitures) of $13.7 million, $11.1 million and $8.3 million were calculated for the performance periods 2008, 2009 and 2010, respectively. A projected earnings date was also forecasted on which the stock price hurdle will be achieved for the award related to each performance period. The fair value of the award for each performance period will be amortized as compensation expense ratably from the date of plan approval to the date it is expected to be earned. In January 2008, 537,000 shares of our common stock were issued as the stock price hurdle for the 2007 Plan was achieved. In addition, during the

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

six months ended June 30, 2008, additional grants of 147,000 shares of phantom stock were made under the 2008-2010 Plan. Using the Monte Carlo simulation, fair values (net of forfeitures) of $0.5 million, $0.3 million, and $0.2 million were calculated for the additional shares for the performance periods 2008, 2009 and 2010, respectively. For the six months ended June 30, 2008, a total of $6.2 million was recognized as compensation expense relating to all phantom stock awards.

Stock Options

We estimate the fair value of stock options under SFAS No. 123R at the date of grant using a Black-Scholes valuation model, which is consistent with the valuation technique we previously utilized to value stock options for the footnote disclosures required under SFAS No. 123. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term (estimated period of time outstanding) of stock options granted is based on the “simplified” method of estimating the expected term for “plain vanilla” stock options allowed by SAB No. 107, Valuation of Share-based Payment Agreements for Public Companies, and varies based on the vesting period and contractual term of the stock option. Expected volatility for stock options granted is based on an equally weighted average of the implied volatility of exchange traded stock options on our common stock expiring more than one year from the measurement date, and historical volatility of our common stock for a period equal to the stock option’s expected life. We have not declared dividends on our common stock. We did not issue any options to purchase shares of our common stock during the six months ended June 30, 2008.

The table below provides a summary of option activity under the combined plans as of June 30, 2008, and changes during the six months then ended:

	Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at January 1, 2008	4,442	$38.84
Granted	—	—
Exercised	(55)	7.88
Forfeited or Expired	(765)	32.11

Outstanding at June 30, 2008	3,622	40.72	5.7	206

Exercisable at June 30, 2008	1,179	$23.61	$3.2	$206

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

In January 2008, 479,802 shares having three-year graded vesting were issued to our employees in the form of non-vested stock awards and 537,000 were issued to our executive officers in the form of vested stock awards related to our performance in 2007. In May 2008, 202,788 shares having a one-year graded vesting were issued

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

to our directors. In May 2008 and June 2008, as a part of the short-term and long-term retention plans approved by the Compensation Committee, 373,656 shares vesting on December 1, 2008 and 1,525,038 shares having a three-year graded vesting beginning December 31, 2008 were issued to our employees and a consultant in the form of non-vested stock awards. In the six months ended June 30, 2008, an additional 21,293 shares of non-vested stock having three- or four-year graded vestings were issued to employees.

The table below provides a summary of the status of our non-vested shares under the 2003 Plan as of June 30, 2008, and changes during the six months then ended (in thousands except for per share information):

	Non-Vested Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at January 1, 2008	1,355	$32.74
Granted	3,140	12.85
Vested	(870)	11.67
Forfeited	(107)	25.74

Non-vested at June 30, 2008	3,518	$8.42

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

OVERVIEW

We are engaged primarily in the business of developing and constructing, and then owning and operating, a network of up to three onshore LNG receiving terminals and related natural gas pipelines. In addition, we are engaged to a limited extent in LNG and natural gas marketing activities, and in oil and natural gas exploration and development activities in the Gulf of Mexico.

In February 2008, we announced that we were exploring strategic options for the Company to enhance stockholder value, including options to optimize the value of the Sabine Pass LNG receiving terminal and the regasification capacity at the facility held under a long-term terminal use agreement by our wholly-owned subsidiary, Cheniere Marketing, Inc. (“Cheniere Marketing”).

In April 2008, we commenced a cost savings program in connection with the downsizing of our natural gas marketing business activities as well as nearing completion of significant construction activities for both the Sabine Pass LNG receiving terminal and Creole Trail Pipeline. The cost savings program involves reducing our personnel Company-wide by approximately 41%. We anticipate recognizing losses from this cost savings program, including the impact of cancelling our LNG vessel charter agreements, of approximately $80.2 million, with substantially all of these losses being non-working capital impacts. As of June 30, 2008, we had recognized approximately $78.6 million of such losses.

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

As of June 30, 2008, we had unrestricted cash and cash equivalents of $162.6 million. In addition, we had restricted cash and cash equivalents and U.S. treasury securities of $296.2 million, which were designated for the following purposes: $69.4 million for construction costs of the Sabine Pass LNG receiving terminal; $141.3 million for interest payments through May 2009 related to the Senior Notes described below; $54.1 million for cash distributions by Cheniere Energy Partners, L.P. (“Cheniere Partners”) through the distribution made in respect of the quarter ending June 2009; $3.3 million held as cash collateral for guarantee arrangements; and $28.1 million in other restricted cash and cash equivalents.

On August 6, 2008, we accepted a commitment for $250 million of convertible security financing to replace the Credit Suisse 18–month credit facility and provide additional funds. The commitment is subject to certain conditions, including regulatory approvals, completion of definitive documentation and the absence of any change, development or event that would be expected to have a material adverse effect on us or our industry, business, financial condition or prospects. We expect to complete the new $250 million financing in August 2008.

Upon closing of the new $250 million financing we are confident that we will be able to conduct our business for a minimum of three years even assuming we are wholly unsuccessful in our efforts to exploit our reserved capacity at the Sabine Pass terminal and our other business initiatives.

If we are not successful in closing this $250 million financing, entering into another strategic transaction, or obtaining a sufficient number of LNG cargos, we will need to obtain an alternative source of funding during the first quarter of 2009

LIQUIDITY, CAPITAL RESOURCES AND OPERATIONS

LNG Receiving Terminal Business

Sabine Pass LNG

Subject to the completion of routine punch list items, as of June 30, 2008, we had completed construction of the initial 2.6 Bcf/d of send out capacity and 10.1 Bcf of storage capacity at the Sabine Pass LNG receiving terminal. The terminal is operating and able to accept commercial cargoes. The commissioning process was initiated in April 2008 and is estimated to be completed in the third or fourth quarter of 2008. To date, three LNG cargoes have been obtained for the commissioning process and we expect to obtain one more cargo to complete the process. Construction for the remaining 1.4 Bcf/d was approximately 79% complete as of the end of the second quarter.

Our estimated aggregate cost to construct the Sabine Pass LNG receiving terminal is approximately $1,462 million, before operating expenses during construction, future commissioning costs, and financing costs, an increase of approximately $36 million from our estimate as of March 31, 2008 due to commissioning costs not previously budgeted. Our estimated total construction, commissioning and operating cost budget through the achievement of full operability is approximately $1,559 million. As of June 30, 2008, we incurred approximately $1,437 million of our total budget. Our remaining construction, commissioning and operating costs are anticipated to be funded from restricted cash and cash equivalents designated for construction, working capital or additional financing.

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

Other LNG Receiving Terminals

We have a 30% limited partner interest in Freeport LNG Development, L.P. (“Freeport LNG”). Under the limited partnership agreement of Freeport LNG, development expenses of the Freeport LNG receiving terminal project and other Freeport LNG cash needs generally are to be funded out of Freeport LNG’s own cash flows, borrowings or other sources, and with capital contributions by the limited partners. In March 2008 and May 2008, we received cash call notices from Freeport LNG requesting that we provide further financial support due to higher than expected commissioning and performance testing costs. As of June 30, 2008, we had funded the cash calls and have recorded $4.8 million of additional losses in Freeport LNG. We do not anticipate any additional cash calls in the foreseeable future.

We will contemplate making final investment decisions to complete construction of our Corpus Christi LNG receiving terminal project and to commence construction of our Creole Trail LNG receiving terminal project upon, among other things, entering into acceptable commercial arrangements and entering into acceptable financing arrangements for the applicable project.

Natural Gas Pipeline Business

As of June 30, 2008, Phase 1 of the Creole Trail Pipeline, consisting of 94 miles of pipeline, had been placed into commercial operations. Creole Trail Pipeline expenditures incurred through June 30, 2008 were $547.7 million, including accrued liabilities. On a cash basis, we had incurred $522.9 million through June 30, 2008 and expect to spend an additional $33.1 million of cash from July 1, 2008 until completion of Phase 1 of the pipeline. Total costs, excluding financing costs, are expected to be approximately $556 million to construct the Creole Trail Pipeline.

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

LNG and Natural Gas Marketing Business

Our LNG and natural gas marketing business segment is developing a portfolio of long-term, short-term, and spot LNG purchase agreements, and will focus on entering into business relationships such as the one entered into with JPMorgan for the domestic marketing of natural gas that is imported by Cheniere Marketing as LNG to the Sabine Pass LNG receiving terminal. See Note 2 of the Notes to Consolidated Financial Statements.

We have unwound, terminated or assigned our commitments under our domestic natural gas agreements on terms we believe to be acceptable and have cancelled both of our LNG vessel charters.

We have cancelled our Marketing Credit Facility and, as a result of the release of cash collateral for that facility, have increased our unrestricted cash balance by $39.7 million as of June 30, 2008.

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

Cheniere Partners

For each calendar quarter through June 30, 2009, Cheniere Partners is expected to make quarterly cash distributions of $0.425 per unit on all outstanding common units, as well as related distributions to its general partner, from restricted cash and cash equivalents. We anticipate receiving $4.8 million per quarter out of the total $11.4 million of quarterly common unit distributions. After the distribution in respect of the quarter ending June 30, 2009, a distribution reserve established in connection with Cheniere Partners’ initial public offering is expected to have been depleted, and Cheniere Partners will rely on the receipt of operating revenues from Sabine Pass LNG’s TUAs to fund future quarterly cash distributions to us and other unitholders. Sabine Pass LNG is not permitted under the Senior Notes indenture to make cash distributions to Cheniere Partners if it does not satisfy a fixed charge coverage ratio test of 2:1, calculated as required in the indenture. When Cheniere Marketing makes its capacity reservation fee payments under its TUA of approximately $250 million per year in addition to the TUA payments of approximately $250 million aggregate payments by Total and Chevron under their TUAs, we anticipate that the fixed charge coverage ratio test will be met and we expect to receive, subject to declaration by Cheniere Partners’ board of directors, approximately $254 million per year from Cheniere Partners in distributions on our common, subordinated and general partner units, as well as an additional approximately $18 million of management and service fees. Until such time, we may not receive distributions equal to the amount of our TUA payment.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash and cash equivalents for the six months ended June 30, 2008 and 2007. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals that are referred to elsewhere in this document. Additional discussion of these items follows the table (in thousands).

	Six Months Ended June 30,
	2008	2007
Sources of cash and cash equivalents:
Use of restricted cash and cash equivalents	$410,470	$300,955
Use of restricted treasury securities	21,717	—
Proceeds from debt	95,000	400,000
Proceeds from sale of common units in partnership	—	203,946
Proceeds from issuance of common units in partnership	—	98,442
Other	241	1,748

Total sources of cash and cash equivalents	527,428	1,005,091
Uses of cash and cash equivalents:
LNG terminal and pipeline construction-in-process	(440,782)	(360,400)
Operating cash flow	(107,162)	(23,844)
Purchases of LNG for commissioning, net of amounts transferred to LNG terminal construction-in- process	(65,416)	—
Distributions to minority interest	(13,196)	(435)
Debt issuance costs	(12,503)	(8,883)
Advances under long-term contracts, net of transfers to construction-in-process	(5,118)	(11,816)
Purchase of treasury shares	(4,406)	(212,582)
Purchase of investment in unconsolidated affiliate	—	(25,025)
Investment in U.S. treasury securities	—	(98,442)
Purchases of intangible and fixed assets, net of sales	(3,542)	(15,926)
Other	(9,218)	101

Total uses of cash and cash equivalents	(661,343)	(757,252)

Net increase (decrease) in cash and cash equivalents	$(133,915)	$247,839

Cash and cash equivalents at end of period	$162,615	$710,802

Use of restricted cash and cash equivalents

Under the indenture governing the Senior Notes, a portion of the proceeds from the Senior Notes is required to be used for scheduled interest payments through May 2009 and to fund the cost to complete construction of the Sabine Pass LNG receiving terminal. Due to these restrictions imposed by the indenture, the proceeds are not presented as cash and cash equivalents, and therefore, when proceeds from the Senior Notes are used they are presented as a source of cash and cash equivalents. For the six months ended June 30, 2008 and 2007, the $410.5 million and $301.0 million, respectively, of restricted cash and cash equivalents were used primarily to pay for construction activities at the Sabine Pass LNG receiving terminal.

Use of treasury securities

At the closing of the Cheniere Partners offering, we funded a distribution reserve, which was invested in U.S. treasury securities. The distribution reserve, including interest earned thereon, will be used to pay quarterly distributions of $0.425 per common unit for all common units, as well as related distributions to Cheniere Partners’ general partner, through the distribution made in respect of the quarter ended June 30, 2009.

Proceeds from debt

Our proceeds from debt were $95.0 million and $400.0 million for the six months ended June 30, 2008 and 2007, respectively. During the six months ended 2008, we received $95.0 million under the Bridge Loan described below used primarily for general corporate purposes. During the six months ended June 30, 2007, we received $400.0 million from borrowings under the 2007 Term Loan described below used primarily to repurchase shares of our common stock under the call option acquired in the issuer call spread purchased by us in connection with the issuance of the Convertible Senior Unsecured Notes described below.

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

LNG terminal and pipeline construction-in-process

Capital expenditures for our LNG receiving terminals and pipeline projects were $440.8 million and $360.4 million in the six months ended June 30, 2008 and 2007, respectively. The 22.3% increase in the six months ended June 30, 2008 resulted primarily from our continued construction expenditures on the Sabine Pass LNG receiving terminal, which commenced construction in the first quarter of 2005, and the Creole Trail Pipeline, which commenced initial construction in the second quarter of 2007.

Operating cash flow

Net cash used in operations was $107.2 million and $23.8 million in the six months ended June 30, 2008 and 2007, respectively. The $83.4 million increase in the net cash used in operations in the six months ended June 30, 2008 resulted primarily from restructuring charges recognized in the second quarter of 2008 and an increase in interest expense.

Purchases of LNG for commissioning

As of June 30, 2008, we had acquired a total of three LNG commissioning cargoes for the Sabine Pass LNG receiving terminal and have successfully unloaded the LNG into the Sabine Pass LNG receiving terminal.

Distributions to minority interest

During the six months ended June 30, 2008 and 2007, we distributed $13.2 million and $0.4 million to non-affiliated common unitholders of Cheniere Partners, respectively.

Debt issuance costs

Our debt issuance costs were $12.5 million and $8.9 million in the six months ended June 30, 2008 and 2007, respectively. The debt issuance costs in 2008 primarily related to the Bridge Loan. Debt issuance costs in 2007 related primarily to the 2007 Term Loan.

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

Purchase of treasury securities

In the six months ended June 30, 2008 and 2007, we purchased treasury shares valued at $4.4 million and $212.6 million, respectively. In 2007, we purchased approximately 6.0 million shares under the call option acquired in the issuer call spread purchased by us in connection with the issuance of the Convertible Senior Unsecured Notes.

Purchase of investment in unconsolidated affiliate

In the six-month period ended June 30, 2007, we increased our ownership interest in J & S Cheniere, S.A. (“J & S Cheniere”) to 49% and loaned J & S Cheniere $25.0 million for the purpose of collateralizing certain obligations of J & S Cheniere relating to two LNG tanker time charters. We subsequently acquired the remaining 51% interest in J & S Cheniere and cancelled the time charters.

Investment in U.S. treasuries

Through the Cheniere Partners offering in the first quarter of 2007, Cheniere Partners received $98.4 million in net proceeds for the issuance of common units to the public. Cheniere Partners used all of the net proceeds to purchase U.S. treasury securities to fund a distribution reserve for payment of initial quarterly distributions through the quarter ending June 30, 2009.

Debt Agreements

Convertible Senior Unsecured Notes

In July 2005, we consummated a private offering of $325.0 million aggregate principal amount of Convertible Senior Unsecured Notes due 2012 to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The notes bear interest at a rate of 2.25% per year. The notes are convertible at any time into our common stock under certain circumstances at an initial conversion rate of 28.2326 per $1,000 principal amount of the notes, which is equal to a conversion price of approximately $35.42 per share. As of June 30, 2008, no holders had elected to convert their notes. We may redeem some or all of the notes on or before August 1, 2012, for cash equal to 100% of the principal plus any accrued and unpaid interest if in the previous 10 trading days the volume-weighted average price of our common stock exceeds $53.13, subject to adjustment, for at least five consecutive trading days. In the event of such redemption, we will make an additional payment equal to the present value of all remaining scheduled interest payments through August 1, 2012, discounted at the U.S. Treasury rate plus 50 basis points. The indenture governing the notes contains customary reporting requirements.

Sabine Pass LNG Senior Secured Notes

In November 2006, Sabine Pass LNG issued an aggregate principal amount of $2,032.0 million of Senior Notes, consisting of $550.0 million of 7 1 /4% Senior Secured Notes due 2013 and $1,482.0 million of 7 1/2% Senior Secured Notes due 2016. Interest on the Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The Senior Notes are secured on a first-priority basis by a security interest in all of Sabine Pass LNG’s equity interests and substantially all of its operating assets. Under the indenture governing the Senior Notes, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied. The indenture requires that Sabine Pass LNG apply its net operating cash flow (i) first, to fund with monthly deposits its next semiannual payment of approximately $75.5 million of interest on the Senior Notes, and (ii) second, to fund a one-time, permanent debt service reserve fund equal to one semiannual interest payment of approximately $75.5 million on the Senior Notes. Distributions will be permitted only after phase 1 target completion of the Sabine Pass LNG receiving terminal, as defined in the indenture governing the Senior Notes, or such earlier date as project revenues are received, upon satisfaction of the foregoing funding requirements, after satisfying a fixed charge coverage ratio test of 2:1 and after satisfying other conditions specified in the indenture.

2007 Term Loan

In May 2007, Cheniere Subsidiary Holdings, LLC (“Cheniere Subsidiary”), a wholly-owned subsidiary of Cheniere, entered into a $400.0 million credit agreement (“2007 Term Loan”). Borrowings under the 2007 Term Loan generally bear interest at a fixed rate of 9.75% per annum. Interest is calculated on the unpaid principal amount of the 2007 Term Loan outstanding and is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The 2007 Term Loan will mature on May 31, 2012. The net proceeds from the 2007 Term Loan were $391.7 million and are being used for general corporate purposes, including the repurchase, completed in July 2007, of approximately 9.2 million shares of our outstanding common stock pursuant to the exercise of the call options acquired in the issuer call spread purchased by us in connection with the issuance of the Convertible Senior Unsecured Notes. The 2007 Term Loan is secured by a pledge of our 135,383,831 subordinated units in Cheniere Partners and our equity interests in the entities that own our 30% interest in Freeport LNG.

Marketing Credit Facility

In June 2008, we terminated a credit facility that Cheniere Marketing had and cash collaterialized letters of credit that had been issued under the facility but had not yet been returned to us. As of June 30, 2008, we had $3.3 million of cash collateralized letters of credit outstanding that had been issued under the facility. Except for the cash that collateralizes outstanding letters of credit, all of the working capital of Cheniere Marketing has become unrestricted funds available to the Company.

Bridge Loan

In May 2008, Cheniere Common Units Holding, LLC (“Cheniere Common Units Holding”), a newly formed wholly-owned subsidiary of Cheniere, entered into a Credit Agreement (the “Bridge Loan”) among Cheniere Common Units Holding, Credit Suisse, Cayman Islands Branch, as administrative agent, collateral agent and as a lender, and the several lenders from time to time party thereto, pursuant to which the lenders agreed to make a term loan of $95.0 million to Cheniere Common Units Holding. Borrowings under the Bridge Loan generally bear interest at a fixed rate of 16.458% per annum. Interest is calculated on the unpaid principal amount of the Bridge Loan and is payable quarterly in arrears on the earlier of the 46th day following the end of each calendar quarter, or the maturity date. The Bridge Loan will mature on November 5, 2009. The net proceeds from the Bridge Loan were $82.3 million and are being used for general corporate purposes and pipeline capital expenditures. The Bridge Loan is secured by a pledge of our 10,891,357 common units in Cheniere Partners and our equity interests in the entities that own our Creole Trail Pipeline.

Issuances of Common Stock

During the first six months of 2008, a total of 45,403 shares of our common stock were issued pursuant to the exercise of stock options, resulting in net cash proceeds of $0.2 million. In addition, in January 2008, 479,802 shares of our common stock were issued to our employees in the form of non-vested restricted stock awards, and 537,000 shares of vested common stock were issued to our executive officers related to our performance in 2007. In May 2008, 202,788 shares having a one-year graded vesting were issued to our directors. In May 2008 and June 2008, as a part of the short-term and long-term retention plans approved by the Compensation Committee, 373,656 shares vesting on December 1, 2008 and 1,525,038 shares having a three-year graded vesting beginning December 31, 2008 were issued to our employees and a consultant in the form of non-vested stock awards. In the six months ended June 30, 2008, an additional 21,293 shares of non-vested stock having three- or four-year graded vestings were issued to employees.

During the first six months of 2007, a total of 208,728 shares of our common stock were issued pursuant to the exercise of stock options, resulting in net cash proceeds of $1.7 million. In addition, 206,359 shares of common stock were issued in satisfaction of cashless exercises of options to purchase 225,330 shares of common stock.

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

As of July 26, 2007, we had purchased approximately 9.2 million shares of our common stock for a cash price of $35.42 per share under the call options acquired by us concurrently with the issuance of the Convertible Senior Unsecured Notes.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 vs. Three Months Ended June 30, 2007

Overall Operations

Our consolidated net loss for the second quarter of 2008 reflected a net loss of $132.3 million, or $2.81 per share (basic and diluted), compared to a net loss of $41.1 million, or $0.76 per share (basic and diluted), for the second quarter of 2007. The increase in consolidated net loss was primarily due to restructuring charges, losses on derivatives, a loss from equity method investments and decreased interest income, which was partially offset by decreased general and administrative expenses, decreased LNG receiving terminal and pipeline development expense and decreased interest expense. Not including the impact of the restructuring charges in the second quarter of 2008, our net loss would have been $53.7 million, or $1.14 per common share—basic and diluted.

Restructuring Charges

During the three months ended June 30, 2008, we recognized $78.6 million of restructuring charges resulting from our cost savings program in connection with the downsizing of our natural gas marketing business activities, wrapping up of significant construction activities for both the Sabine Pass LNG receiving terminal and Creole Trail Pipeline and seeking alternative arrangements for our time charter interests in two LNG vessels (see Note 3— “Restructuring Charges” of our Notes to Consolidated Financial Statements).

Derivative Loss

During the three months ended June 30, 2008, we recognized $11.5 millions derivative losses as a result of entering into several natural gas swaps to hedge the exposure to variability in expected future cash flows related to the commissioning and cool down cargos purchased.

Loss from Equity Method Investments

During the three months ended June 30, 2008, we recognized $3.0 million of suspended losses from our equity method investment in Freeport LNG. In the second quarter of 2008, we received and paid a $3.0 million cash call notice from Freeport LNG requesting that we provide further financial support due to higher than expected commissioning and performance testing costs.

Interest Income

Interest income decreased $19.3 million in the second quarter of 2008 compared to the second quarter of 2007 because of the lower average invested cash balances resulting from the use of cash to pay construction costs and interest payments and lower interest rates.

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased $9.6 million in the second quarter of 2008 compared to the second quarter of 2007. The decrease in G&A primarily resulted from a decrease of non-cash compensation of $8.6 million. The decrease in non-cash compensation was a result of our cost savings program in connection with the downsizing of our natural gas marketing business activities and wrapping up of significant construction activities for both the Sabine Pass LNG receiving terminal and Creole Trail Pipeline.

LNG Receiving Terminal and Pipeline Development Expenses

Our LNG receiving terminal and pipeline development expenses include primarily professional costs associated with front-end engineering and design work, obtaining orders from the FERC authorizing construction of our facilities and other required permitting for our LNG receiving terminals and natural gas pipelines.

LNG receiving terminal and pipeline development expenses decreased $8.0 million in the second quarter of 2008 compared to the second quarter of 2007. The primary cause of the decrease was a $2.9 million decrease in salaries, $0.9 million decrease in non-cash compensation and a $4.2 million decrease in travel and other business development expenditures that were not incurred in the second quarter of 2008 compared to the second quarter of 2007.

Interest Expense, net

Interest expense, net of amounts capitalized, decreased $4.5 million in the second quarter of 2008 compared to the second quarter of 2007. The decrease was caused primarily by the increase in capitalized interest as a result of an increase in advances under long-term contracts and property, plant and equipment.

Six Months Ended June 30, 2008 vs. Six Months Ended June 30, 2007

Overall Operations

Our consolidated net loss for the first six months of 2008 reflected a net loss of $182.2 million, or $3.87 per share (basic and diluted), compared to a net loss of $75.7 million, or $1.38 per share (basic and diluted), for the first six months of 2007. The increase in the loss was primarily due to restructuring charges, losses on derivatives, a loss from equity method investments and decreased interest income, which was partially offset by decreased LNG receiving terminal and pipeline development expenses and decreased interest expense. In addition, a significant portion of our loss was attributable to the recognition of non-cash, share-based payments accounted for under SFAS No. 123R, Share-Based Payments, which requires all non-cash, share-based compensation be recognized in the financial statements based on fair value at the date of grant. As a result of our issuance of non-cash, share-based payments to employees, we recorded $15.9 million of non-cash compensation expense in the first six months ended June 30, 2008 compared to $19.3 million of non-cash compensation expense in the first six months ended June 30, 2007. Not including the impact of the restructuring charges and this non-cash expense in the six months ended June 30, 2008, our net loss would have been $87.7 million, or $1.86 net loss per common share—basic and diluted.

Restructuring Charges

During the six months ended June 30, 2008, we incurred $78.6 million of restructuring charges resulting from our cost savings program in connection with the downsizing of our natural gas marketing business activities, wrapping up of significant construction activities for both the Sabine Pass LNG receiving terminal and Creole Trail Pipeline and seeking alternative arrangements for our time charter interests in two LNG vessels (see Note 3— “Restructuring Charges” of our Notes to Consolidated Financial Statements).

Derivative Loss

During the six months ended June 30, 2008, we recognized $12.4 million of derivative losses primarily as a result of entering into several natural gas swaps to hedge the exposure to variability in expected future cash flows related to the commissioning and cool down cargos purchased.

Loss from Equity Method Investments

During the first six months ended June 30, 2008, we recognized $4.8 million of suspended losses from our equity method investment in Freeport LNG. In the first six months of 2008, we received and paid cash call notices of $4.8 million from Freeport LNG requesting that we provide further financial support due to higher than expected commissioning and performance testing costs.

Interest Income

Interest income decreased $31.3 million in the six months ended June 30, 2008 compared to the six months ended June 30, 2007, because of the lower average invested cash balances resulting from the use of cash to pay construction costs and interest payments and lower interest rates.

LNG Receiving Terminal and Pipeline Development Expenses

Our LNG receiving terminal and pipeline development expenses include primarily professional costs associated with front-end engineering and design work, obtaining orders from the FERC authorizing construction of our facilities and other required permitting for our LNG receiving terminals and natural gas pipelines.

LNG receiving terminal and pipeline development expenses decreased $7.0 million in the first six months of 2008 compared to the first six months of 2007. The primary cause of the decrease was a $2.4 million decrease in salaries and a $4.6 million decrease in travel and other business development expenditures that were not incurred in the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Interest Expense, net

Interest expense, net of amounts capitalized, decreased $11.1 million in the fist six months of 2008 compared to the first six months of 2007. The decrease was caused primarily by the increase in capitalized interest as a result of an increase in advances under long-term contracts and property, plant and equipment.

Off-Balance Sheet Arrangements

As of June 30, 2008, we had no off-balance sheet debt or other such unrecorded obligations, and we have not guaranteed the debt of any other party.

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

LNG purchased for commissioning activities is recorded at cost and classified as a non-current asset on our Consolidated Balance Sheets as LNG held for commissioning. As the LNG held for commissioning is used to cool down the LNG receiving terminal and establish LNG heel in the LNG receiving terminal, we capitalize the portion used. The LNG used in the commissioning process is capitalized net of amounts received from the sale of natural gas.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are accounted for in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. We perform an annual impairment review in the fourth quarter of each year, although we may perform an impairment review more frequently whenever events or circumstances indicate that the carrying value may not be recoverable.

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

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. We believe that implied volatility, calculated based on traded options of our common stock, combined with historical volatility is an appropriate indicator of expected volatility and future stock price trends. Therefore, expected volatility for the quarter ended June 30, 2008 was based on a combination of implied and historical volatilities. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 19—”Share-Based Compensation” of our Notes to Consolidated Financial Statements for a further discussion on share-based compensation.

New Accounting Pronouncements

On January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option) with changes in fair value reported in earnings. Cheniere already records derivative contracts at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). The adoption of SFAS No. 159 had no impact on our Consolidated Financial Statements as management did not elect the fair value option for any financial instruments or other assets and liabilities.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard becomes effective for us on January 1, 2009. Earlier adoption of SFAS No. 161 and, separately, comparative disclosures for earlier periods at initial adoption are encouraged. As SFAS No. 161 only requires enhanced disclosures, this standard will have no impact on our Consolidated Financial Statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the impact of SFAS FSP 142-3 but do not expect the adoption of this pronouncement will have a material impact on our Consolidated Financial Statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We are currently evaluating the impact of SFAS No. 162 but do not expect the adoption of this pronouncement will have a material impact on our Consolidated Financial Statements.

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

Cheniere Marketing and Sabine Pass LNG Derivative Commodity Price Risk

Our derivative positions as of June 30, 2008 primarily consist of NYMEX natural gas swaps entered into to hedge the exposure to variability in expected future cash flows related to commissioning and cool down cargoes purchased in the second quarter of 2008 that are being sold as part of the testing phase of the commissioning process. We entered into a total of 4,495,000 MMBtu of August 2008 NYMEX natural gas swaps with counterparties for which they will receive fixed prices of $11.87 to $13.41 per MMBtu. At June 30, 2008, the value of the derivatives was a liability of $7.8 million.

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

We may in the future be involved as a party to various legal proceedings which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management and legal counsel, as of June 30, 2008, there were no known threatened or pending legal matters that could reasonably be expected to have a material adverse impact on our consolidated results of operations, financial position or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

We held an annual meeting of our stockholders on June 13, 2008. The following individuals were elected to the Board of Directors: Charif Souki, Walter L. Williams and Keith F. Carney. In addition to the election of directors, the following matters were submitted to a vote and approved by stockholders: the ratification of the appointment of Ernst & Young LLP as independent accountants for the fiscal year ending December 31, 2008, and an amendment to our 2003 Stock Incentive Plan to provide as follows:

•	no one participant shall be granted awards under the 2003 Stock Incentive Plan during any calendar year covering or relating to more than 1,000,000 shares of common stock;

•	the maximum amount of cash that may be paid under an award to any one participant during a calendar year cannot exceed $10,000,000 in the aggregate;

•

expands the list of permissible business criteria pursuant to which Performance Awards may be granted under the 2003 Plan to include the following: earnings before taxes and depreciation; stock price measures (including growth measures and total stockholder return); and price per share of common stock; and

•	certain other technical amendments to the provisions of, and definitions used in, the 2003 Stock Incentive Plan.

There were 48,544,882 shares of common stock outstanding and eligible to vote as of the record date of April 14, 2008. The following table summarizes the results of the voting:

ITEM 1:	ELECTION OF DIRECTORS

Director	Number of Votes For	Number of Votes Withheld
Charif Souki	31,715,493	990,274
Walter L. Williams	31,744,418	961,349
Keith F. Carney	31,136,594	1,569,173

ITEM 2:	APPROVAL OF AMENDMENT NO. 3 TO THE CHENIERE ENERGY, INC. AMENDED AND RESTATED 2003 STOCK INCENTIVE PLAN

Number of Votes For	Percent of Votes	Number of Votes Against	Percent of Votes	Number of Votes Abstained	Percent of Votes	Non-Votes
21,211,115	94.22%	1,243,995	5.53%	56,588	0.25%	10,194,029

ITEM 3:	RATIFICATION OF THE AUDIT COMMITTEE’S APPOINTMENT OF ERNST & YOUNG LLP

Number of Votes For	Percent of Votes	Number of Votes Against	Percent of Votes	Number of Votes Abstained	Percent of Votes
32,430,259	99.16%	171,519	0.52%	103,989	0.32%

Item 6.	Exhibits

(a)	Each of the following exhibits is filed herewith:

10.1	Change Orders 35, 36, 37, 38 and 39 to Construction Agreement, dated January 10, 2007, between Cheniere Creole Trail Pipeline, L.P. and Sheehan Pipe Line Construction Company.

10.2	Change Orders 13, 14, 15 and 16 to Construction Agreement, dated January 5, 2007, between Cheniere Creole Trail Pipeline, L.P. and Sunland Construction, Inc.

10.3	Change Orders 9, 10, 11, and 12 to Construction Agreement, dated March 12, 2007, between Cheniere Creole Trail Pipeline, L.P. and Sunland Construction, Inc.

10.4	Change Order 17 to Construction Agreement, dated February 1, 2006, between Cheniere Sabine Pass Pipeline Company and Willbros Engineers, Inc.

10.5	Change Orders 8 through 55 to Construction Agreement, dated August 24, 2007, between Cheniere Sabine Pass Pipeline, L.P. and Willbros RPI, Inc.

10.6	Change Orders 57 and 58 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement, dated December 18, 2004, between Sabine Pass LNG, L.P. and Bechtel Corporation.

10.7	LNG Lease Agreement, dated June 24, 2008, between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P.

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHENIERE ENERGY, INC.

/s/ JERRY D. SMITH
Vice President and Chief Accounting Officer (on behalf of the registrant and as principal accounting officer)

Date: August 11, 2008