Form 10-Q
period 2008-09-30
CHENIERE ENERGY INC
filed 2008-11-07
CIK 3570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 31, 2008, there were 50,695,964 shares of Cheniere Energy, Inc. Common Stock, $0.003 par value, issued and outstanding.

CHENIERE ENERGY, INC.

i

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2008	December 31, 2007
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$128,337	$296,530
Restricted cash and cash equivalents	394,433	228,085
Accounts and interest receivable	7,572	48,786
Prepaid expenses and other	10,524	27,211

Total current assets	540,866	600,612
NON-CURRENT RESTRICTED CASH AND CASH EQUIVALENTS	152,105	478,225
NON-CURRENT RESTRICTED U.S. TREASURY SECURITIES	31,456	63,923
PROPERTY, PLANT AND EQUIPMENT, NET	2,137,938	1,645,112
DEBT ISSUANCE COSTS, NET	59,502	44,005
GOODWILL	76,844	76,844
INTANGIBLE LNG ASSETS	6,182	20,402
LNG HELD FOR COMMISSIONING	16,595	—
ADVANCES UNDER LONG-TERM CONTRACTS	12,763	28,497
OTHER	15,065	4,679

Total assets	$3,049,316	$2,962,299

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$5,009	$6,620
Accrued liabilities	109,172	164,917
Other	3,210	1,564

Total current liabilities	117,391	173,101
LONG-TERM DEBT, NET OF DISCOUNT	2,902,161	2,757,000
LONG-TERM DEBT—RELATED PARTY	250,000	—
MINORITY INTEREST	261,186	285,675
DEFERRED REVENUE	38,500	40,000
OTHER NON-CURRENT LIABILITIES	7,263	8,637
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ DEFICIT
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.003 par value
Authorized: 120,000,000 shares at both September 30, 2008 and December 31, 2007
Issued and outstanding: 50,685,412 and 47,730,869 shares at September 30, 2008 and December 31, 2007, respectively	152	143
Treasury stock: 30,226 and 9,192,529 shares at September 30, 2008 and December 31, 2007, respectively, at cost	—	(325,039)
Additional paid-in-capital	151,353	451,705
Accumulated deficit	(678,605)	(428,918)
Accumulated other comprehensive loss	(85)	(5)

Total stockholders’ deficit	(527,185)	(302,114)

Total liabilities and stockholders’ deficit	$3,049,316	$2,962,299

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues
Oil and gas sales	$1,375	$812	$3,668	$4,362
Marketing and trading gain (loss)	2,725	(418)	2,823	(4,353)

Total revenues	4,100	394	6,491	9
Operating costs and expenses
LNG receiving terminal and pipeline development expense	1,522	10,071	10,803	26,357
LNG receiving terminal and pipeline operating expense	4,163	—	4,579	—
Exploration costs	5	659	98	1,032
Oil and gas production costs	115	82	323	250
Depreciation, depletion and amortization	7,220	1,952	12,837	4,541
General and administrative expenses	29,933	34,904	79,976	85,101
Restructuring charges	287	—	78,851	—

Total operating costs and expenses	43,245	47,668	187,467	117,281
Loss from operations	(39,145)	(47,274)	(180,976)	(117,272)
Loss from equity method investments	—	(191)	(4,800)	(191)
Loss on early extinguishment of debt	(10,716)	—	(10,716)	—
Derivative gain	14,692	—	2,325	—
Interest expense, net	(36,801)	(28,027)	(78,051)	(80,383)
Interest income	3,535	20,990	17,940	66,695
Other expense	(33)	3	(103)	(181)

Loss before income taxes and minority interest	(68,468)	(54,499)	(254,381)	(131,332)
Income tax provision	—	—	—	—

Loss before minority interest	(68,468)	(54,499)	(254,381)	(131,332)
Minority interest	1,025	1,045	4,694	2,203

Net loss	$(67,443)	$(53,454)	$(249,687)	$(129,129)

Net loss per common share—basic and diluted	$(1.42)	$(1.14)	$(5.29)	$(2.48)

Weighted average number of common shares outstanding—basic and diluted	47,492	46,728	47,200	51,974

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(in thousands)

(unaudited)

	Common Stock		Treasury Stock at Cost	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
	Shares	Amount
Balance—December 31, 2007	47,731	$143	$(325,039)	$451,705	$(428,918)	$(5)	$(302,114)
Issuances of stock	145	—	—	471	—	—	471
Issuances of restricted stock	3,149	9	—	(9)	—	—	—
Forfeitures of restricted stock	(167)	—	—	—	—	—	—
Stock-based compensation	—	—	—	28,630	—	—	28,630
Treasury stock acquired	(173)	—	(4,405)	—	—	—	(4,405)
Treasury stock retired	—	—	329,444	(329,444)	—	—	—
Comprehensive loss:
Foreign currency translation	—	—	—	—	—	(80)	(80)
Net loss	—	—	—	—	(249,687)	—	(249,687)

Balance—September 30, 2008	50,685	$152	$—	$151,353	$(678,605)	$(85)	$(527,185)

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(249,687)	$(129,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Use of restricted cash and cash equivalents	59,195	58,684
Non-cash compensation	26,204	40,766
Non-cash restructuring charges	17,680	—
Depreciation, depletion and amortization	12,837	4,523
Amortization of debt issuance costs	7,861	4,460
Early extinguishment of debt	10,716	—
Restricted interest income on restricted cash and cash equivalents	(15,441)	(42,281)
Minority interest	(4,695)	(2,203)
Non-cash derivative gain	(4,254)	—
Other	3,743	484
Changes in operating assets and liabilities:
Accounts and interest receivable	41,214	(26,363)
Prepaid expenses	19,349	(15,120)
Accounts payable and accrued liabilities	(25,835)	49,725
Other	(299)	4,517

NET CASH USED IN OPERATING ACTIVITIES	(101,412)	(51,937)

CASH FLOWS FROM INVESTING ACTIVITIES:
LNG receiving terminal and pipeline construction-in-process, net	(521,687)	(547,699)
Use of restricted cash and cash equivalents	391,399	399,357
Use of (investment in) restricted treasury securities	12,673	(98,442)
Purchases of LNG for commissioning, net of amounts transferred to LNG terminal construction-in-process	(16,595)	—
Purchases of fixed assets	(2,765)	(21,275)
Advances under long-term contracts	(6,587)	(35,536)
Investment in unconsolidated affiliate	—	(25,025)
Other	(10,722)	353

NET CASH USED IN INVESTING ACTIVITIES	(154,284)	(328,267)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance	239,965	400,000
Proceeds from related party debt issuance	250,000	—
Proceeds from sale of common units in partnership	—	203,946
Proceeds from issuance of common units to minority owners in partnership	—	98,442
Repayment of debt	(95,000)	—
Distributions to minority interest	(19,794)	(7,033)
Debt issuance costs	(28,148)	(9,711)
Sale of common stock	471	2,498
Purchase of treasury shares	(4,405)	(325,062)
Investment in restricted cash and cash equivalents	(255,586)	740

NET CASH PROVIDED BY FINANCING ACTIVITIES	87,503	363,820

NET DECREASE IN CASH AND CASH EQUIVALENTS	(168,193)	(16,384)
CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	296,530	462,963

CASH AND CASH EQUIVALENTS—END OF PERIOD	$128,337	$446,579

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

NOTE 2—Recent Business Developments

In February 2008, we announced that we were exploring strategic options for the Company. Further to this strategic option review process, in April we announced our decision to take steps to reduce costs and capital requirements and increase our available cash and cash equivalents. Since that time, those actions have included:

•

In May 2008, we entered into a $95.0 million 18-month bridge loan with Credit Suisse and received approximately $82.3 million of net proceeds (the “Bridge Loan”). The purpose of the Bridge Loan was to provide incremental funding and liquidity until we entered into a strategic transaction, obtained sufficient revenues from a significant number of imported liquefied natural gas (“LNG”) cargos or consummated an alternative financing transaction. The Bridge Loan was repaid in the third quarter of 2008 using proceeds from a $250.0 million senior secured convertible term loan agreement that closed in August 2008 (see Note 12—“Long-Term Debt and Credit Facility”).

•

As a result of the downsizing of our natural gas marketing business activities and the nearing completion of significant construction activities for both the Sabine Pass LNG receiving terminal and Creole Trail Pipeline, we have reduced our personnel Company-wide by approximately 43% (see Note 3—“Restructuring Charges”).

•

We terminated both of our LNG vessel time charter interests and forfeited cash collateral that had been classified as non-current restricted cash and cash equivalents on our Consolidated Balance Sheet (see Note 3—“Restructuring Charges”).

•

In June 2008, we announced that we had entered into a domestic marketing agreement for the sale of LNG with J.P. Morgan Ventures Energy Corporation (“JPMorgan Ventures”), a wholly-owned subsidiary of J.P. Morgan Chase & Co. (“JPMorgan”). The agreement provides a framework under which Cheniere Marketing, LLC (“Cheniere Marketing”), formerly Cheniere Marketing, Inc., may offer to sell to JPMorgan Ventures all or a portion of the LNG from each cargo it acquires on delivery to the Sabine Pass LNG receiving terminal, and under which JPMorgan Ventures will utilize a portion of Cheniere Marketing’s terminal use agreement (“TUA”) capacity for storage and regasification services related to the portion of the LNG cargo that JPMorgan Ventures purchases. JPMorgan Ventures has also acquired a “first look” right through March 31, 2009 under which JPMorgan Ventures will have the preemptive right to acquire LNG on the same pricing terms that Cheniere Marketing offers to its other customers. JPMorgan will guarantee all of J.P. Morgan Ventures’ obligations under this agreement, including any LNG purchases executed under this agreement.

•	In August 2008, Cheniere Common Units Holding, LLC, our subsidiary, closed a $250.0 million senior secured convertible term loan agreement (“2008 Convertible Loans”). Proceeds were used to repay the

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Bridge Loan obtained in May 2008, fund a reserve account for payments under Cheniere Marketing’s TUA with Sabine Pass LNG, L.P. (“Sabine Pass LNG”), and for general corporate purposes (see Note 12—“Long-Term Debt and Credit Facility”).

•

In September 2008, we completed a $183.5 million, before discount, additional issuance of Sabine Pass LNG’s 7 1/2% Senior Secured Notes due 2016 pursuant to the existing indenture, dated as of November 9, 2006, under which it previously issued $1,482.0 million in aggregate principal amount of 7 1/2% Senior Secured Notes due 2016. The additional issuance and the outstanding 2016 Notes are treated as a single series of notes under the indenture.

NOTE 3—Restructuring Charges

In the second quarter of 2008, we announced a cost savings program in connection with the downsizing of our natural gas marketing business activities, the nearing completion of significant construction activities for both the Sabine Pass LNG receiving terminal and Creole Trail Pipeline and the seeking of alternative arrangements for our time charter interest in two LNG vessels (see Note 2—“Recent Business Developments”). In connection with this program, we recognized $78.9 million in restructuring charges for the nine months ended September 30, 2008, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and have presented the financial impact as Restructuring Charges on the Consolidated Statements of Operations.

Below is a reconciliation of the total restructuring charges expected to be recognized and charged to expense over the restructuring period to the amount of expected restructuring charges at September 30, 2008 (in thousands):

	Severance Costs	Facility Costs	Marketing Costs	Total
Estimated restructuring charges (at inception of program)	$12,400	$—	$69,400	$81,800
Adjustment to estimated restructuring charges as of September 30, 2008	(5,314)	2,594	1,292	(1,428)

Total estimated restructuring charges at September 30, 2008	7,086	2,594	70,692	80,372
Restructuring charges recognized as of September 30, 2008	(5,565)	(2,594)	(70,692)	(78,851)

Estimated restructuring charges to be recognized in the future	$1,521	$—	$—	$1,521

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

As of September 30, 2008, we had acquired a total of three LNG commissioning cargoes for the Sabine Pass LNG receiving terminal and have successfully unloaded the LNG into the Sabine Pass LNG receiving terminal.

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

Net proceeds from Cheniere Partners’ issuance of common units (1)	$98,442
Net proceeds from sale of Cheniere Partners’ common units (2)	203,946
Distributions to Cheniere Partners’ minority interest	(33,426)
Minority interest share of loss of Cheniere Partners	(8,119)
Minority interest in Frontera (3)	343

Minority interest at September 30, 2008	$261,186

(1)	Through the public offering of Cheniere Energy Partners, L.P. (“Cheniere Partners”), Cheniere Partners received $98.4 million in net proceeds from the issuance of its common units to the public in March 2007 (“Cheniere Partners Offering”). Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 51, Accounting for Sales of Stock by a Subsidiary, provides guidance on accounting by the parent for issuances of a subsidiary’s common equity to unaffiliated parties.
(2)	In conjunction with the Cheniere Partners Offering, we sold a portion of our Cheniere Partners common units to the public, realizing net proceeds of $203.9 million. Due to the subordinated distribution rights on our subordinated units, we have recorded those proceeds as a minority interest. Upon the conversion of all of our subordinated units in Cheniere Partners to common units, we will evaluate whether to recognize a gain through earnings at that time.
(3)	In September 2007, we acquired an 80% interest in Frontera Pipeline, LLC (“Frontera”) from Tidelands Oil and Gas Corporation (“Tidelands”) for $1.0 million, providing us with an 80% ownership stake in the Burgos Hub Project. This project involves the development and construction of an integrated pipeline project traversing the United States and Mexico border and the construction of a related subterranean storage facility in Mexico. As of September 30, 2008, Tidelands’ proportionate interest in the net assets of Frontera was $0.3 million. In October 2008, we acquired the remaining 20% interest in Frontera from Tidelands for $250,000.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 6—Restricted Cash, Cash Equivalents and U.S. Treasury Securities

Restricted cash and cash equivalents and U.S. treasury securities are composed of cash that has been contractually restricted as to usage or withdrawal, as follows:

Sabine Pass LNG Receiving Terminal Construction Reserve

In November 2006, Sabine Pass LNG, our majority-owned subsidiary, consummated a private offering of an aggregate principal amount of $2,032.0 million of Senior Secured Notes consisting of $550.0 million of 7 1/4% Senior Secured Notes due 2013 (the “2013 Notes”) and $1,482.0 million of 7 1/2% Senior Secured Notes due 2016 (the “2016 Notes” and collectively with the 2013 Notes, the “Senior Notes”) (see Note 12—”Long-Term Debt and Credit Facility”). In September 2008, we issued an additional $183.5 million, before discount, of the 2016 Notes whose terms were identical to the outstanding 2016 Notes. The additional issuance and the previously outstanding 2016 Notes are treated as a single series of notes under the indenture. Under the terms and conditions of the Senior Notes, we were required to fund a cash reserve account with approximately $987 million to pay the costs to construct the Sabine Pass LNG receiving terminal. The cash accounts are controlled by a collateral trustee, and therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets. As of September 30, 2008 and December 31, 2007, $48.2 million and $40.2 million related to accrued construction costs were classified as part of current restricted cash and cash equivalents, and $57.4 million and $380.2 million related to remaining construction costs were classified as a non-current asset on our Consolidated Balance Sheets, respectively.

Senior Notes Debt Service Reserve

As described above, Sabine Pass LNG consummated a private offering of an aggregate principal amount of $2,215.5 million of Senior Notes, before discount (see Note 12—“Long-Term Debt and Credit Facility”). Under the terms and conditions of the Senior Notes, Sabine Pass LNG was required to fund a cash reserve account for $335.0 million related to future interest payments on the Senior Notes. Beginning in July 2008, the indenture governing the Senior Notes requires that one semi-annual interest payment be maintained in a reserve account. As of September 30, 2008 and December 31, 2007, $82.4 million and $61.8 million, respectively, had been classified as part of non-current restricted cash and cash equivalents related to the semi-annual interest payment maintained in this reserve account. In addition, on a monthly basis, one-sixth of the semi-annual interest payment must be deposited into another reserve account. As of September 30, 2008 and December 31, 2007, $54.9 million and $151.0 million, respectively, related to the payment of interest due within twelve months was maintained in this separate reserve account and had been classified as part of current restricted cash and cash equivalents. These cash accounts are controlled by a collateral trustee, and therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

Cheniere Partners Distribution Reserve

At the closing of the Cheniere Partners Offering, Cheniere Partners funded a distribution reserve of $98.4 million, which was invested in U.S. treasury securities. The distribution reserve, including interest earned thereon, will be used to pay quarterly distributions of $0.425 per common unit for all common units, as well as related distributions to the general partner of Cheniere Partners, through the distribution made in respect of the quarter ending June 30, 2009. The U.S. treasury securities were acquired at a discount from their maturity values equal to an average of approximately 4.87% per year. As of September 30, 2008 and December 31, 2007, we classified the $31.5 million and $63.9 million balance of U.S. treasury securities as Non-Current Restricted U.S. Treasury Securities on our Consolidated Balance Sheets, respectively, as these securities had original maturities

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

greater than three months. In addition, we classified $11.9 million of the distribution reserve as non-current restricted cash and cash equivalents as of September 30, 2008.

TUA Reserve

Under the terms and conditions of the 2008 Convertible Loans described below in Note 12, we were required to fund a reserve account with $135.0 million to pay Cheniere Marketing’s TUA obligations to Sabine Pass LNG and as additional collateral for the 2008 Convertible Loans. The cash account is controlled by a collateral trustee, and therefore, is shown as restricted cash and cash equivalents on our Consolidated Balance Sheets. In September 2008, Cheniere Marketing utilized $15.0 million of this TUA reserve to pay its fourth quarter 2008 TUA obligation to Sabine Pass LNG. As of September 30, 2008, we classified the remaining $120.1 million related to Cheniere Marketing’s TUA obligations payable within the next twelve months as part of current restricted cash on our Consolidated Balance Sheet.

Other Restricted Cash and Cash Equivalents

As of September 30, 2008 and December 31, 2007, $171.2 million and $36.9 million had been classified as part of current restricted cash and cash equivalents, and $0.4 million and $36.2 million had been classified as non-current restricted cash and cash equivalents on our Consolidated Balance Sheets, respectively. As of September 30, 2008, $164.4 million of the current restricted cash and cash equivalents related to cash and cash equivalents controlled by Sabine Pass LNG. The remaining current and non-current restricted cash and cash equivalents related to various other contractual restrictions.

NOTE 7—Property, Plant and Equipment

Property, plant and equipment consists of LNG terminal construction-in-process expenditures, LNG site and related costs, investments in oil and gas properties, and fixed assets, as follows (in thousands):

	September 30, 2008	December 31, 2007
LNG TERMINAL COSTS
LNG receiving terminal	$919,007	$—
LNG receiving terminal construction-in-process	609,523	1,169,695
LNG site and related costs, net	2,029	1,991
Accumulated depreciation	(1,806)	—

Total LNG terminal costs, net	$1,528,753	$1,171,686

NATURAL GAS PIPELINE COSTS
Pipeline	$548,131	$—
Natural gas pipeline construction-in-process	22,555	425,038
Pipeline rights-of-way	17,799	15,751
Accumulated depreciation	(4,671)	—

Total natural gas pipeline costs	$583,814	$440,789

OIL AND GAS PROPERTIES, successful efforts method
Proved	$2,703	$2,526
Accumulated depreciation, depletion and amortization	(949)	(653)

Total oil and gas properties, net	$1,754	$1,873

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	September 30, 2008	December 31, 2007
FIXED ASSETS
Computers and office equipment	$5,642	$8,195
Furniture and fixtures	5,316	5,008
Computer software	11,900	12,268
Leasehold improvements	9,206	11,247
Projects-in-process	229	2,147
Other	1,235	1,072
Accumulated depreciation	(9,911)	(9,173)

Total fixed assets, net	$23,617	$30,764

PROPERTY, PLANT AND EQUIPMENT, NET	$2,137,938	$1,645,112

LNG Terminal Costs

Costs associated with the construction of the Sabine Pass LNG receiving terminal have been capitalized as construction-in-process since the date the project satisfied our criteria for capitalization. For the nine months ended September 30, 2008 and 2007, we capitalized $69.4 million and $46.1 million of interest expense related to the construction of the Sabine Pass LNG receiving terminal, respectively.

We began depreciating equipment and facilities associated with the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity of the Sabine Pass LNG receiving terminal when they were ready for use in the third quarter of 2008. The Sabine Pass LNG receiving terminal is depreciated using the straight-line depreciation method applied to groups of LNG receiving terminal assets with varying useful lives. The identifiable components of the Sabine Pass LNG receiving terminal with similar estimated useful lives have a depreciable range between 10 and 50 years.

Natural Gas Pipeline Costs

Our natural gas pipeline business is subject to the jurisdiction of the Federal Energy Regulatory Commission (“FERC”) in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978, and we have determined that our pipelines have met the criteria set forth in SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. For the nine months ended September 30, 2008 and 2007, we capitalized $17.0 million and $8.4 million, respectively, of AFUDC to our natural gas pipeline projects.

Fixed Assets

Our fixed assets are recorded at cost and are depreciated on a straight-line method based on estimated lives of the individual assets or groups of assets. Depreciation expense related to our property, plant and equipment totaled $12.8 million and $4.0 million for the nine months ended September 30, 2008 and 2007, respectively.

Asset Retirement Costs

Our asset retirement obligations relate primarily to the retirement of certain LNG receiving terminal and natural gas pipeline assets and obligations related to right-of-way agreements. In accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, we determined that due to an indeterminate life of such assets, the fair value of the retirement obligation is not reasonably estimable. A liability for such asset retirement obligation will be recorded when a fair value is determinable.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 8—Advances Under Long-Term Contracts

We have entered into certain engineering, procurement and construction (“EPC”) contracts and purchase agreements related to the construction of the Sabine Pass LNG receiving terminal that require us to make payments to fund costs that will be incurred or equipment that will be received in the future. Advances made under long-term contracts on purchase commitments are carried at face value and transferred to property, plant and equipment as the costs are incurred or equipment is received. As of September 30, 2008 and December 31, 2007, our Advances Under Long-Term Contracts were $12.8 million and $28.5 million, respectively.

NOTE 9—Intangible Assets

The fair values, estimated useful lives, amortization and net book values and of our intangible assets as of September 30, 2008 and December 31, 2007 are presented in the following tables (in thousands).

	As of September 30, 2008
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

In the second quarter of 2008, we impaired these amortizable intangible assets in connection with the downsizing of our natural gas marketing business. This impairment was recorded in Restructuring Charges on the Consolidated Statement of Operations for the nine months ended September 30, 2008 (see Note 3—“Restructuring Charges”).

Intangible Assets Not Subject to Amortization

We assigned $6.2 million to intangible assets acquired either individually or with a group of assets that are not subject to amortization as of both September 30, 2008 and December 31, 2007.

NOTE 10—Investment in Limited Partnership

We account for our 30% limited partnership investment in Freeport LNG Development, L.P. (“Freeport LNG”) using the equity method of accounting. As of September 30, 2008 and December 31, 2007, we had

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

unrecorded cumulative suspended losses of $23.7 million and $19.8 million, respectively, related to our investment in Freeport LNG as our basis in this investment had been reduced to zero.

In March 2008 and May 2008, we received cash call notices from Freeport LNG requesting that we provide further financial support due to higher than expected commissioning and performance testing costs. During the nine months ended September 30, 2008, we funded the cash calls and recorded $4.8 million of additional losses in Freeport LNG. We have not recorded the unrecorded cumulative suspended losses referred to above as we have not guaranteed any obligations and are not committed to provide any further financial support. The $4.8 million in cash calls were returned by Freeport LNG in October 2008.

The financial position of Freeport LNG at September 30, 2008 and December 31, 2007 and the results of Freeport LNG’s operations for the three and nine months ended September 30, 2008 and 2007 are summarized as follows (in thousands):

	September 30, 2008	December 31, 2007
Current assets	$87,264	$120,580
Property, plant and equipment, net	912,559	1,590
Construction-in-process	56,118	863,977
Other assets	45,906	46,316

Total assets	$1,101,847	$1,032,463

Current liabilities	24,939	34,477
Notes payable	1,150,893	1,063,984
Deferred revenue and other deferred credits	10,635	5,478
Partners’ capital	(84,620)	(71,476)

Total liabilities and partners’ capital	$1,101,847	$1,032,463

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Income (loss) from continuing operations	$16,622	$(4,622)	$(16,535)	$(15,823)
Net income (loss)	4,541	(4,622)	(29,143)	(15,823)
Cheniere’s 30% equity in net income (loss) from limited partnership (1)	1,362	(1,387)	(8,743)	(4,747)

(1)	During the three months ended September 30, 2008 and 2007, we did not record our share of Freeport LNG’s $1.4 million net income or $1.4 million net losses for such periods, and during the nine months ended September 30, 2008 and 2007, we did not record $8.7 million and $4.7 million of the net losses for such periods, respectively, as the basis in this investment had been reduced to zero and because we have not guaranteed any obligations and have not been committed to provide any further financial support since December 2005.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 11—Accrued Liabilities

As of September 30, 2008 and December 31, 2007, accrued liabilities consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
LNG receiving terminal construction and other costs	$24,410	$39,574
Accrued interest expense and related fees	61,977	16,159
Pipeline construction costs	5,345	47,266
Domestic natural gas marketing purchases	—	40,607
Payroll	9,545	16,143
Other accrued liabilities	7,895	5,168

Accrued liabilities	$109,172	$164,917

NOTE 12—Long-Term Debt and Credit Facility

As of September 30, 2008 and December 31, 2007, our long-term debt consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Senior Notes, net of discount	$2,177,161	$2,032,000
Convertible Senior Unsecured Notes	325,000	325,000
2007 Term Loan	400,000	400,000
2008 Convertible Loans	250,000	—

Total Long-Term Debt	$3,152,161	$2,757,000

Sabine Pass LNG Senior Notes

In November 2006, Sabine Pass LNG issued an aggregate principal amount of $2,032.0 million of Senior Notes, consisting of $550.0 million of the 2013 Notes and $1,482.0 million of the 2016 Notes. In September 2008, Sabine Pass LNG issued an additional $183.5 million, before discount, of 2016 Senior Notes whose terms were identical to the previously outstanding 2016 Senior Notes. The net proceeds from the additional issuance of the 2016 Notes were $145.0 million. The additional issuance and the previously outstanding 2016 Senior Notes are treated as a single series of notes under the indenture. We placed $100.0 million of the $145.0 million of net proceeds from the additional issuance of the 2016 Senior Notes into a construction account to pay construction expenses of cost overruns related to the construction, cool down, commissioning and completion of the Sabine Pass LNG receiving terminal. In addition, we placed $40.8 million of the remaining net proceeds into an account in accordance with the cash waterfall requirements of the security deposit agreement, which are used by Sabine Pass LNG for working capital and other general business purposes.

Interest on the Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The Senior Notes are secured on a first-priority basis by a security interest in all of Sabine Pass LNG’s equity interests and substantially all of its operating assets.

Under the indenture governing the Senior Notes, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied. The indenture requires that Sabine Pass LNG

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

apply its net operating cash flow (i) first, to fund with monthly deposits its next semiannual payment of approximately $82.4 million of interest on the Senior Notes, and (ii) second, to fund a one-time, permanent debt service reserve fund equal to one semiannual interest payment of approximately $82.4 million on the Senior Notes. Distributions from Sabine Pass LNG will be permitted only after satisfaction of the foregoing funding requirements, after satisfying a fixed charge coverage ratio test of 2:1 and after satisfying other conditions specified in the indenture.

Convertible Senior Unsecured Notes

In July 2005, we consummated a private offering of $325.0 million aggregate principal amount of Convertible Senior Unsecured Notes due 2012 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (“Securities Act”). The notes bear interest at a rate of 2.25% per year. The notes are convertible at any time into our common stock under certain circumstances at an initial conversion rate of 28.2326 shares per $1,000 principal amount of the notes, which is equal to a conversion price of approximately $35.42 per share. As of September 30, 2008, no holders had elected to convert their notes.

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

2008 Convertible Loans

In August 2008, we entered into a credit agreement pursuant to which we obtained $250.0 million in convertible term loans (“2008 Convertible Loans”). The 2008 Convertible Loans will mature in 2018, but the lenders can require prepayment of the loan on August 15, 2011, 2013 and 2015, and upon a change of control. The 2008 Convertible Loans bear interest at a fixed rate of 12% per annum, except during the occurrence of an event of default during which time the rate of interest will be 14% per annum. The 2008 Convertible Loans are secured by Cheniere’s rights and fees payable under management services agreements with Sabine Pass LNG and Cheniere Partners, by Cheniere’s common units in Cheniere Partners, by the equity and non-real property assets of Cheniere’s pipeline entities, by the equity of various other subsidiaries and certain other assets and subsidiary guarantees. The principal amount of $250.0 million may be exchanged for newly-created Series B Preferred

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Stock with voting rights limited to the equivalent of 10,125,000 shares of common stock. The exchange ratio is one share of Series B Preferred Stock for each $5,000 of outstanding borrowings. The aggregate preferred stock is exchangeable into 50 million shares of common stock at a conversion price of $5.00 per share pursuant to a broadly syndicated offering. We placed $135 million of the borrowings under the 2008 Convertible Loans into a TUA reserve account to pay the reservation fee and operating fee as defined under Cheniere Marketing’s TUA. We utilized $95.0 million of the borrowings under the 2008 Convertible Loans to repay the Bridge Loan. The remaining borrowings were utilized to pay for interest on the Bridge Loan and expenses incurred in connection with the issuance of the 2008 Convertible Loans and consideration of other strategic alternatives.

One of the lenders is Scorpion Capital Partners LP (“Scorpion”), an affiliate of one of the Company’s directors. Scorpion’s portion of the 2008 Convertible Loans was $8.5 million and Scorpion did not receive any fees in connection with making the 2008 Convertible Loans.

As long as the 2008 Convertible Loans are exchangeable for shares of Series B Preferred Stock or shares of Series B Preferred Stock remain outstanding, the holders of a majority of the 2008 Convertible Loans and Series B Preferred Stock, acting together, shall have the right to nominate two individuals to the Company’s Board, and together with the Board, a third nominee, who shall be an independent director.

Bridge Loan

In May 2008, Cheniere Common Units Holding, LLC (“Cheniere Common Units Holding”), a newly formed wholly-owned subsidiary of Cheniere, entered into the Bridge Loan pursuant to which the lenders agreed to make a term loan of $95.0 million to Cheniere Common Units Holding. We received approximately $82.3 million of net proceeds. This loan was repaid in the third quarter of 2008 using a portion of the proceeds from the 2008 Convertible Loans.

NOTE 13—Financial Instruments

We entered into financial derivatives to hedge the exposure to variability in expected future cash flows attributable to the future sale of natural gas from our LNG commissioning cargoes (“LNG commissioning cargo derivatives”). The net cost (LNG commissioning cargo purchase price less natural gas sales proceeds) of our LNG commissioning cargoes is capitalized on our Consolidated Balance Sheets as it is directly related to the LNG receiving terminal construction and is incurred to place the LNG receiving terminal in usable condition. However, changes in the fair value of our LNG commissioning cargo derivatives are reported in earnings because they are not able to be designated as a qualifying hedge in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The financial assets and liabilities at September 30, 2008, measured at fair value on a recurring basis, are summarized below (in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value at September 30, 2008
Trading derivative assets payables	$—	$—	$—	$—
Other derivatives assets	3,750	—	—	3,750

Total assets at fair value	$3,750	$—	$—	$3,750

Trading derivative payables	$—	$4	$—	$4
Other derivatives payables	—	—	—	—

Total liabilities at fair value	$—	$4	$—	$4

Trading derivatives reflect positions held by Cheniere Marketing and include exchange-traded derivative contracts and over-the-counter derivative contracts. Other derivatives reflect positions held by Cheniere Marketing on behalf of Sabine Pass LNG related to natural gas swaps entered into to hedge the cash flows from the sale of excess LNG purchased for commissioning.

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which the SFAS No. 159 fair value option was not elected. The carrying amounts reported on the Consolidated Balance Sheets for cash and cash equivalents, restricted cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The carrying amounts of the fair values of financial instruments for which SFAS No. 159 was not elected are as follows:

Financial Instruments (in thousands):

	September 30, 2008		December 31, 2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Notes (1)	$550,000	$448,250	$550,000	$525,250
2016 Notes, net of discount (1)	1,627,161	1,293,593	1,482,000	1,404,195
2.25% Convertible Senior Unsecured Notes (2)	325,000	80,639	325,000	338,611
2007 Term Loan (3)	400,000	400,000	400,000	400,000
2008 Convertible Loans (4)	250,000	250,000	—	—
Restricted U.S. treasury securities (5)	31,456	34,107	63,923	66,984

(1)	The fair value of the Senior Notes, net of discount, is based on quotations obtained from broker-dealers who made markets in these and similar instruments as of September 30, 2008 and December 31, 2007, as applicable.
(2)	The fair value of our Convertible Senior Unsecured Notes is based on the closing trading prices on September 30, 2008 and December 31, 2007, as applicable.
(3)	The 2007 Term Loan bears interest at a fixed rate; therefore, the estimated fair value is expected to vary with changes in market interest rates. At September 30, 2008 and December 31, 2007, the fair value of the debt instrument was stated at its carrying amount due to it being a non-trading instrument with no liquid market.
(4)	The 2008 Convertible Loans bear interest at a fixed rate; therefore, the estimated fair value is expected to vary with changes in market interest rates. At September 30, 2008, the fair value of the debt instrument was stated at its carrying amount due to it being a non-trading instrument with no liquid market.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

(5)	The fair value of our Restricted U.S. treasury securities is based on quotations obtained from broker-dealers who made markets in these and similar instruments as of September 30, 2008 and December 31, 2007, as applicable.

NOTE 14—Income Taxes

From our inception, we have reported a net operating loss (“NOL”) for both financial reporting purposes and for international, federal and state income tax reporting purposes. Accordingly, we are not presently a taxpayer and have not recorded a net liability for international, federal or state income taxes in any of the periods included in the accompanying financial statements. Our Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007 included no income tax benefits.

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

We adopted the provisions of FIN No. 48 on January 1, 2007. We have determined that all of the material tax positions taken in our income tax returns and the positions we expect to take in our future income tax filings meet the more likely-than-not recognition threshold prescribed by FIN No. 48. We have approximately $19.3 million of deferred federal income tax benefits for tax positions related to the accelerated recovery of certain capital costs for which the ultimate deductibility is highly certain, but for which there is some uncertainty corresponding to the timing of the related prior, current and future year tax deductions. Under SFAS No. 109, the disallowance of an accelerated recovery period would not affect our annual reported effective income tax rate in any of the prior, current or future financial reporting periods, but could create a federal alternative minimum tax liability in a prior reporting period. Adjustments that would increase our federal taxable income in our prior reporting periods would largely be offset by our available NOL carryovers, and therefore, the potential underpayment of tax, interest and penalties have not been accrued with respect to this liability.

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

Balance at January 1, 2008	$70,530
Additions based on tax positions related to current year	—
Additions for tax positions of prior years	3,401
Reductions for tax positions of prior years	(54,592)
Settlements	—

Balance at September 30, 2008	$19,339

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

SFAS No. 109, Accounting for Income Taxes, establishes specific procedures to (a) measure deferred tax liabilities and assets using a specified tax rate convention, and (b) assess whether a valuation allowance should be established for an enterprise’s deferred tax assets. As provided for in SFAS No. 109, we have established a tax valuation allowance for the tax benefits related to all of our international, federal and state NOL carryovers and all of our other deferred tax assets due to the uncertainty of our ability to realize the related future tax benefits. Once a valuation allowance has been established, SFAS No. 109 requires that all available evidence, both positive and negative, must be considered to determine when, based on the weight of that evidence, it is appropriate to release all or any portion of the valuation allowance. Judgment must be used in considering the relative impact of both positive and negative evidence; the weight given to such evidence must be commensurate with the extent to which such evidence can be objectively verified. Based on the criteria provided in SFAS No. 109, we have determined that all of our deferred tax assets should have a full valuation allowance for financial reporting purposes as of September 30, 2008.

Our federal consolidated income tax returns have not been audited by the Internal Revenue Service; we have not been notified of any pending federal, state or international income tax audits; and we are not aware of any additional income tax controversies that are likely to occur with any taxing authority. We have not entered into any agreements with any taxing authorities to extend the period of time in which they may assert or assess additional income tax, penalties or interest. However, since we are presently in an NOL carryover position and have been since our inception, under the applicable Internal Revenue Service guidelines, in the event of an audit, our available federal NOL carryover amount is subject to adjustment until the normal three year federal statute of limitations closes for the year in which the NOL is fully utilized. In 2007, the Texas Comptroller’s office completed an audit of Cheniere’s Texas franchise tax returns for the three-year period ended December 31, 2004; the Louisiana Department of Revenue completed an income and franchise audit of Cheniere and one of our wholly-owned affiliates for the two-year period ended December 31, 2003. We expect that all of our significant operating affiliates will be audited by the States of Texas and Louisiana for annual tax reporting periods ended on and after December 31, 2004. To date, all of the state-level income tax audits have been settled favorably and without changes. None of our foreign affiliates have been audited by any foreign taxing authorities and none have been notified of any pending income tax audits.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table reconciles basic and diluted weighted average common shares outstanding for the three and nine months ended September 30, 2008 and 2007 (in thousands except for loss per share):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average common shares outstanding:
Basic	47,492	46,728	47,200	51,974
Dilutive common stock options	—	—	—	—
Dilutive Convertible Senior Unsecured Notes	—	—	—	—
Dilutive 2008 Convertible Loans	—	—	—	—

Diluted	47,492	46,728	47,200	51,974

Basic loss per share	$(1.42)	$(1.14)	$(5.29)	$(2.48)
Diluted loss per share	$(1.42)	$(1.14)	$(5.29)	$(2.48)

NOTE 16—Comprehensive Loss

The following table is a reconciliation of our net loss to our comprehensive loss for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(67,443)	$(53,454)	$(249,687)	$(129,129)
Other comprehensive loss items:
Foreign currency translation	(17)	6	(80)	(27)

Comprehensive loss	$(67,460)	$(53,448)	$(249,767)	$(129,156)

NOTE 17—Supplemental Cash Flow Information and Disclosures of Non-Cash Transactions

The following table provides supplemental disclosure of cash flow information for the nine months ended September 30, 2008 and 2007 (in thousands):

	Nine Months Ended September 30,
	2008	2007
Cash paid for interest, net of amounts capitalized	$29,752	$39,022
Construction-in-process and debt issuance additions funded with accrued liabilities	$77,006	$92,853

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

Our LNG receiving terminal business segment is in various stages of developing, constructing and operating up to three LNG receiving terminal projects along the U.S. Gulf Coast at the following locations: Sabine Pass

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

LNG, approximately 90.6% owned, in western Cameron Parish, Louisiana on the Sabine Pass Channel; Corpus Christi LNG, 100% owned, near Corpus Christi, Texas; and Creole Trail LNG, 100% owned, at the mouth of the Calcasieu Channel in central Cameron Parish, Louisiana. In addition, we own a 30% limited partner interest in a fourth project, Freeport LNG, located on Quintana Island near Freeport, Texas.

Our natural gas pipeline business segment is in various stages of developing, constructing and operating natural gas pipelines to provide access to North American natural gas markets.

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

The following table summarizes revenues, net income (loss) from operations and total assets for each of our operating segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
LNG receiving terminal	$—	$—	$—	$—
Natural gas pipeline	565	—	916	—
LNG and natural gas marketing	3,464	(418)	3,238	(4,353)
Oil and gas exploration and development	1,375	812	3,668	4,362

Total	5,404	394	7,822	9
Corporate and other (1)	(1,304)	—	(1,331)	—

Total consolidated	$4,100	$394	$6,491	$9

Restructuring charges:
LNG receiving terminal	$—	$—	$1,451	$—
Natural gas pipeline	—	—	130	—
LNG and natural gas marketing	(4)	—	70,559	—
Oil and gas exploration and development	—	—	—	—

Total	(4)	—	72,140	—
Corporate and other (1)	291	—	6,711	—

Total consolidated	$287	$—	$78,851	$—

Net income (loss):
LNG receiving terminal	$(23,193)	$(10,876)	$(63,360)	$(39,323)
Natural gas pipeline	(16,789)	(2,045)	(20,852)	(3,931)
LNG and natural gas marketing (2)	45,149	(6,473)	(23,016)	(18,382)
Oil and gas exploration and development	1,021	(399)	2,764	2,444

Total	6,188	(19,793)	(104,464)	(59,192)
Corporate and other (1)(2)	(73,631)	(33,661)	(145,223)	(69,937)

Total consolidated	$(67,443)	$(53,454)	$(249,687)	$(129,129)

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	September 30,	December 31,
	2008	2007
Total assets:
LNG receiving terminal	$2,289,818	$2,041,894
Natural gas pipeline	594,194	443,421
LNG and natural gas marketing	100,534	157,601
Oil and gas exploration and development	2,838	2,403

Total	2,987,384	2,645,319
Corporate and other (1)	61,932	316,980

Total consolidated	$3,049,316	$2,962,299

(1)	Includes corporate activities and certain intercompany eliminations.
(2)	Includes the impact of inter-company forgiveness of debt.

NOTE 19—Share-Based Compensation

We have granted options to purchase common stock to employees, consultants and outside directors under the Cheniere Energy, Inc. Amended and Restated 1997 Stock Option Plan (“1997 Plan”) and the Cheniere Energy, Inc. Amended and Restated 2003 Stock Incentive Plan (“2003 Plan”). Effective January 1, 2006, we adopted SFAS No. 123R (revised 2004), Share-Based Payment, which revised SFAS No. 123 and superseded Accounting Principles Bulletin (“APB”) No. 25. No adjustments to prior periods were made as a result of adopting SFAS No. 123R. SFAS No. 123R requires that all share-based payments to employees be recognized in the financial statements based on their fair values at the date of grant. The calculated fair value is recognized as expense (net of any capitalization) over the requisite service period, net of estimated forfeitures, using the straight-line method under SFAS No. 123R. We consider many factors when estimating expected forfeitures, including types of awards, employee class and historical experience.

For the three and nine months ended September 30, 2008, the total share-based compensation expense (net of amount capitalized) recognized in our net loss was $10.3 million and $26.2 million, respectively. For the three and nine months ended September 30, 2008, the total share-based compensation cost capitalized as part of the cost of capital assets was $0.5 million and $1.3 million, respectively.

For the three and nine months ended September 30, 2007, the total share-based compensation expense (net of amounts capitalized) recognized in our net loss was $22.7 million and $42.0 million, respectively. For the three and nine months ended September 30, 2007, the total share-based compensation cost capitalized as part of the cost of capital assets was $0.6 million and $1.3 million, respectively.

The total unrecognized compensation cost at September 30, 2008 relating to non-vested share-based compensation arrangements granted under the 1997 Plan and 2003 Plan, before any capitalization, was $51.3 million. That cost is expected to be recognized over 3.75 years, with a weighted average period of 1.09 years.

We received total proceeds from the exercise of stock options of $0.5 million and $2.5 million in the nine months ended September 30, 2008 and 2007, respectively.

Phantom Stock

In May 2007, the Company established the 2007 Incentive Compensation Plan (“2007 Plan”) and the 2008-2010 Incentive Compensation Plan (“2008-2010 Plan”) covering executive officers and other key employees for the performance periods of 2007, 2008, 2009 and 2010. During 2007, a total of 537,000 and 1,647,000 shares of phantom stock were granted under the 2007 Plan and 2008-2010 Plans, respectively, which will be payable in

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

shares of our common stock if stock price hurdles established by the plans are achieved. At its sole discretion, the Compensation Committee of our Board of Directors may elect to settle all or part of the phantom stock in cash. Using a Monte Carlo simulation, fair values (net of forfeitures) of $13.7 million, $11.1 million and $8.3 million were calculated for the performance periods 2008, 2009 and 2010, respectively. A projected earnings date was also forecasted on which the stock price hurdle will be achieved for the award related to each performance period. The fair value of the award for each performance period will be amortized as compensation expense ratably from the date of plan approval to the date it is expected to be earned. In January 2008, 537,000 shares of our common stock were issued as the stock price hurdle for the 2007 Plan was achieved. In addition, during the nine months ended September 30, 2008, additional grants of 147,000 shares of phantom stock were made under the 2008-2010 Plan. Using the Monte Carlo simulation, fair values (net of forfeitures) of $0.5 million, $0.3 million, and $0.2 million were calculated for the additional shares for the performance periods 2008, 2009 and 2010, respectively. For the nine months ended September 30, 2008, a total of $10.5 million was recognized as compensation expense relating to all phantom stock awards.

Stock Options

We estimate the fair value of stock options under SFAS No. 123R at the date of grant using a Black-Scholes valuation model, which is consistent with the valuation technique we previously utilized to value stock options for the footnote disclosures required under SFAS No. 123. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term (estimated period of time outstanding) of stock options granted is based on the “simplified” method of estimating the expected term for “plain vanilla” stock options allowed by SAB No. 107, Valuation of Share-based Payment Agreements for Public Companies, and varies based on the vesting period and contractual term of the stock option. Expected volatility for stock options granted is based on an equally weighted average of the implied volatility of exchange traded stock options on our common stock expiring more than one year from the measurement date, and historical volatility of our common stock for a period equal to the stock option’s expected life. We have not declared dividends on our common stock. We did not issue any options to purchase shares of our common stock during the nine months ended September 30, 2008.

The table below provides a summary of option activity under the combined plans as of September 30, 2008, and changes during the nine months then ended:

	Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at January 1, 2008	4,442	$38.84
Granted	—	—
Exercised	(155)	4.29
Forfeited or Expired	(791)	31.74

Outstanding at September 30, 2008	3,496	41.97	4.9	—

Exercisable at September 30, 2008	1,342	$27.94	$2.1	$—

Stock and Non-Vested Stock

We have granted stock and non-vested (restricted) stock to employees, executive officers, outside directors and consultants under the 2003 Plan. Under SFAS No. 123R, grants of non-vested stock are accounted for on an

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

intrinsic value basis. No recognition of deferred compensation is made in stockholders’ equity. Instead, the amortization of the calculated value of non-vested stock grants is accounted for as a charge to compensation and an increase in additional paid-in-capital over the requisite service period.

In January 2008, 479,802 shares having three-year graded vesting were issued to our employees in the form of non-vested stock awards and 537,000 shares were issued to our executive officers in the form of vested stock awards related to our performance in 2007. In May 2008 and June 2008, as a part of the short-term and long-term retention plans approved by the Compensation Committee, 373,656 shares vesting on December 1, 2008 and 1,525,038 shares having a three-year graded vesting beginning December 31, 2008 were issued to our employees and a consultant in the form of non-vested stock awards. In May 2008 and September 2008, 228,714 shares having a one-year graded vesting were issued to our directors. In the nine months ended September 30, 2008, an additional 23,443 shares of non-vested stock having three- or four-year graded vestings were issued to employees.

The table below provides a summary of the status of our non-vested shares under the 2003 Plan as of September 30, 2008, and changes during the nine months then ended (in thousands except for per share information):

	Non-Vested Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at January 1, 2008	1,355	$32.74
Granted	3,168	12.76
Vested	(1,445)	15.69
Forfeited	(170)	19.54

Non-vested at September 30, 2008	2,908	$5.69

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

OVERVIEW

We are engaged primarily in the business of developing and constructing, and then owning and operating, a network of up to three onshore LNG receiving terminals and related natural gas pipelines. In addition, we are engaged to a limited extent in LNG and natural gas marketing activities, and also in oil and natural gas exploration and development activities in the Gulf of Mexico.

In February 2008, we announced that we were exploring strategic options for the Company to enhance stockholder value, including options to optimize the value of the Sabine Pass LNG receiving terminal and the regasification capacity at the facility held under a long-term TUA by our wholly-owned subsidiary, Cheniere Marketing, LLC (“Cheniere Marketing”), formerly Cheniere Marketing, Inc.

In April 2008, we commenced a cost savings program in connection with the downsizing of our natural gas marketing business activities as well as nearing completion of significant construction activities for both the Sabine Pass LNG receiving terminal and Creole Trail Pipeline. The cost savings program involved reducing our personnel Company-wide by approximately 43%. We anticipate recognizing losses of approximately $80.4 million from this cost savings program, including the impact of cancelling our LNG vessel charter agreements, with substantially all of these losses not affecting our working capital. As of September 30, 2008, we had recognized approximately $78.9 million of such losses.

In May 2008, we entered into a $95.0 million 18-month bridge loan with Credit Suisse (the “Bridge Loan”) and received approximately $82.3 million of net proceeds to be held as unrestricted cash and cash equivalents and to be used for general corporate purposes and pipeline capital expenditures. The purpose of the Bridge Loan was to provide incremental funding and liquidity until we entered into a strategic transaction, obtained sufficient revenues from a significant number of imported LNG cargos or consummated an alternative financing transaction.

In August 2008, Cheniere Common Units Holding, LLC, our subsidiary, closed a $250.0 million senior secured convertible term loan agreement (“2008 Convertible Loans”). Proceeds were used to repay the Bridge Loan obtained in May 2008, to fund a reserve account for payments under Cheniere Marketing’s TUA with Sabine Pass LNG, L.P. (“Sabine Pass LNG”), and to pay expenses incurred in connection with the 2008 Convertible Loans and consideration of other strategic alternatives.

In September 2008, we received $145.0 million, net of discount, from the additional issuance of $183.5 million of Sabine Pass LNG’s 7 1/2 % Senior Secured Notes due 2016 (“Senior Notes”) pursuant to the existing indenture, dated as of November 9, 2006, under which we had previously issued $1,482.0 million in aggregate principal amount of 7 1/2% Senior Secured Notes due 2016.

As of September 30, 2008, we had unrestricted cash and cash equivalents of $128.3 million. In addition, we had restricted cash and cash equivalents and U.S. treasury securities of $578.0 million, which were designated for the following purposes: $105.6 million for construction costs of the Sabine Pass LNG receiving terminal; $164.4 million for Sabine Pass LNG’s working capital; $137.3 million for interest payments related to the Senior Notes described below; $120.1 million for Cheniere Marketing TUA payments; $43.4 million for cash distributions by Cheniere Energy Partners, L.P. (“Cheniere Partners”) through the distribution made in respect of the quarter ending June 2009; and $7.2 million in other restricted cash and cash equivalents.

LIQUIDITY, CAPITAL RESOURCES AND OPERATIONS

LNG Receiving Terminal Business

Sabine Pass LNG

We have completed physical construction of the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity at the Sabine Pass LNG receiving terminal and are now able to accept commercial cargoes. In order to complete commissioning and testing of this initial phase of the facility, our primary construction contractor, Bechtel Corporation, or Bechtel, will need to complete specified outstanding work items and we may need to obtain and process additional LNG. Construction of the remaining 1.4 Bcf/d of sendout capacity and 6.7 Bcf of storage capacity was approximately 84% complete as of September 30, 2008, and we anticipate achieving full operability, with total sendout capacity of approximately 4.0 Bcf/d and storage capacity of approximately 16.8 Bcf, during the third quarter of 2009.

Our estimated aggregate construction, commissioning and operating cost budget through the achievement of full operability of the Sabine Pass LNG receiving terminal, with approximately 4.0 Bcf/d of total sendout capacity and five LNG storage tanks with approximately 16.8 Bcf of aggregate storage capacity, is approximately $1,559 million, excluding financing costs. Of this amount, $1,385.1 million of construction and commissioning costs had been incurred as of September 30, 2008. Our remaining construction, commissioning and operating costs are anticipated to be funded from restricted cash and cash equivalents designated for construction and from working capital.

The entire 4.0 Bcf/d of regasification capacity that will be available at the Sabine Pass LNG receiving terminal upon completion of construction has been fully reserved under three long-term TUAs, under which Sabine Pass LNG’s customers are required to pay fixed monthly fees, whether or not they use the terminal. We have achieved commercial operations so that capacity reservation fee TUA payments will begin to be made by our third-party customers as follows:

•

Total LNG USA, Inc. (“Total”) has reserved approximately 1.0 Bcf/d of regasification capacity and has agreed to make monthly capacity payments to Sabine Pass aggregating approximately $125 million per year for 20 years commencing April 1, 2009. Total, S.A. has guaranteed Total’s obligations under its TUA up to $2.5 billion, subject to certain exceptions; and

•

Chevron U.S.A., Inc. (“Chevron”) has reserved approximately 1.0 Bcf/d of regasification capacity and has agreed to make monthly capacity payments to Sabine Pass LNG aggregating approximately $125 million per year for 20 years commencing not later than July 1, 2009. Chevron Corporation has guaranteed Chevron’s obligations under its TUA up to 80% of the fees payable by Chevron.

In addition, Cheniere Marketing has reserved the remaining 2.0 Bcf/d of regasification capacity, and is entitled to use any capacity not utilized by Total and Chevron. Cheniere Marketing has agreed to make monthly capacity payments aggregating approximately $250 million per year through at least the third quarter of 2028, plus capacity payments of $5 million per month for the three months beginning October 2008 when the Sabine Pass LNG receiving terminal achieved commercial operations. Cheniere Energy has guaranteed Cheniere Marketing’s obligations under its TUA.

In September 2008, Hurricane Ike and related storm activity, such as windstorms, storm surges, and floods struck the Texas and Louisiana coast. We experienced minor damage at the Sabine Pass LNG receiving terminal with most of the damage impacting equipment and facilities associated with the 1.4 Bcf/d of sendout capacity and 6.7 Bcf of storage capacity still under construction. Impact to operations and the equipment and facilities associated with the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity was minimal. We continue to expect to complete construction of the remaining 1.4 Bcf/d of sendout capacity and 6.7 Bcf of storage capacity in the third quarter of 2009. Estimated costs to repair damage caused by Hurricane Ike are approximately $38 million, of which we believe approximately $28 million will be recoverable from insurance proceeds and other reimbursements.

Other LNG Receiving Terminals

We have a 30% limited partner interest in Freeport LNG Development, L.P. (“Freeport LNG”). Under the limited partnership agreement of Freeport LNG, development expenses of the Freeport LNG receiving terminal project and other Freeport LNG cash needs generally are to be funded out of Freeport LNG’s own cash flows, borrowings or other sources, and with capital contributions by the limited partners. In March 2008 and May 2008, we received cash call notices from Freeport LNG requesting that we provide further financial support due to higher than expected commissioning and performance testing costs. As of September 30, 2008, we had funded the cash calls and have recorded $4.8 million of additional losses in Freeport LNG. We do not anticipate any additional cash calls in the foreseeable future. The $4.8 million in cash calls were returned by Freeport LNG in October 2008.

We will contemplate making final investment decisions to complete construction of our Corpus Christi LNG receiving terminal project and to commence construction of our Creole Trail LNG receiving terminal project upon, among other things, entering into acceptable commercial arrangements and entering into acceptable financing arrangements for the applicable project.

Natural Gas Pipeline Business

As of September 30, 2008, Phase 1 of the Creole Trail Pipeline, consisting of 94 miles of pipeline, had been placed into commercial operations. Creole Trail Pipeline expenditures incurred through September 30, 2008 were $553 million, including accrued liabilities. Total costs, excluding financing costs, are expected to be approximately $557 million to construct the Creole Trail Pipeline.

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

LNG and Natural Gas Marketing Business

Our LNG and natural gas marketing business segment is seeking to develop a portfolio of long-term, short-term, and spot LNG purchase agreements, and will focus on entering into business relationships such as the one entered into with JPMorgan for the domestic marketing of natural gas that is imported by Cheniere Marketing as LNG to the Sabine Pass LNG receiving terminal. See Note 2 of the Notes to Consolidated Financial Statements.

We have unwound, terminated or assigned our commitments under our domestic natural gas agreements on terms we believe to be acceptable and have cancelled both of our LNG vessel charters.

We cancelled a credit facility that Cheniere Marketing had in place and, as a result of the release of cash collateral for that facility, increased our unrestricted cash balance by $44.5 million as of September 30, 2008.

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

Cheniere Partners

For each calendar quarter through June 30, 2009, Cheniere Partners is expected to make quarterly cash distributions of $0.425 per unit on all outstanding common units, as well as related distributions to its general partner, from restricted cash and cash equivalents held in a distribution reserve established in connection with Cheniere Partners’ initial public offering. We anticipate receiving $4.8 million per quarter out of the total $11.4 million of quarterly common unit distributions. Beginning with the distribution in respect of the quarter ending September 30, 2009, the distribution reserve is expected to have been depleted, and Cheniere Partners will rely on the receipt of operating revenues from Sabine Pass LNG’s TUAs to fund future quarterly cash distributions to us and other unitholders. Sabine Pass LNG is not permitted under the Senior Notes indenture to make cash distributions to Cheniere Partners if it does not satisfy a fixed charge coverage ratio test of 2:1, calculated as required in the indenture. When Cheniere Marketing makes its capacity reservation fee payments under its TUA of approximately $250 million per year in addition to the aggregate TUA payments of approximately $250 million by Total and Chevron, we anticipate that the fixed charge coverage ratio test will be met and we expect to receive, subject to declaration by Cheniere Partners’ board of directors, approximately $254 million per year from Cheniere Partners in distributions on our common, subordinated and general partner units, as well as an additional approximately $18 million of management and service fees. Until such time, we may not receive distributions equal to the amount of our TUA payments.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash and cash equivalents for the nine months ended September 30, 2008 and 2007. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals that are referred to elsewhere in this document. Additional discussion of these items follows the table (in thousands).

	Nine Months Ended September 30,
	2008	2007
Sources of cash and cash equivalents:
Use of restricted cash and cash equivalents	$391,399	$399,357
Use of restricted treasury securities	12,673	—
Proceeds from debt	239,965	400,000
Proceeds from related party debt	250,000	—
Proceeds from sale of common units in partnership	—	203,946
Proceeds from issuance of common units in partnership	—	98,442
Other	471	3,591

Total sources of cash and cash equivalents	$894,508	$1,105,336
Uses of cash and cash equivalents:
LNG receiving terminal and pipeline construction-in-process, net	(521,687)	(547,699)
Operating cash flow	(101,412)	(51,937)
Purchases of LNG for commissioning, net of amounts transferred to LNG terminal construction-in-process	(16,595)	—
Distributions to minority interest	(19,794)	(7,033)
Debt issuance costs	(28,148)	(9,711)
Advances under long-term contracts	(6,587)	(35,536)
Purchase of treasury shares	(4,405)	(325,062)
Investment in restricted cash and cash equivalents	(255,586)	—
Repayment of debt	(95,000)	—
Investment in U.S. treasury securities	—	(98,442)
Purchase of unconsolidated affiliate	—	(25,025)
Purchases of intangible and fixed assets, net of sales	(2,765)	(21,275)
Other	(10,722)	—

Total uses of cash and cash equivalents	(1,062,701)	(1,121,720)

Net decrease in cash and cash equivalents	$(168,193)	$(16,384)

	—	—
Cash and cash equivalents at end of period	$128,337	$446,579

Use of restricted cash and cash equivalents

Under the indenture governing the Senior Notes, a portion of the proceeds from the original issuance of the Senior Notes is required to be used for scheduled interest payments through May 2009 and to fund the cost to complete construction of the Sabine Pass LNG receiving terminal. Due to these restrictions imposed by the indenture, the proceeds are not presented as cash and cash equivalents, and therefore, when proceeds from the Senior Notes are used they are presented as a source of cash and cash equivalents. For the nine months ended September 30, 2008 and 2007, the $391.4 million and $399.4 million, respectively, of restricted cash and cash equivalents were used primarily to pay for construction activities at the Sabine Pass LNG receiving terminal.

Use of restricted treasury securities

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

Proceeds from debt and proceeds from related party debt

Our proceeds from debt were $490.0 million and $400.0 million for the nine months ended September 30, 2008 and 2007, respectively. During the nine months ended 2008, we received $95.0 million from borrowings under a Bridge Loan, $250.0 million from borrowings under the 2008 Convertible Loans described below, and $145.0 million, net of discount, from borrowings under the additional issuance of the Senior Notes due 2016. We repaid the Bridge Loan in full using a portion of the borrowings under the 2008 Convertible Loans. During the nine months ended September 30, 2007, we received $400.0 million from borrowings under the 2007 Term Loan described below, used primarily to repurchase shares of our common stock under the call option acquired in the issuer call spread purchased by us in connection with the issuance of the Convertible Senior Unsecured Notes.

Proceeds from sale of common units in partnership

In conjunction with the Cheniere Partners offering in the first quarter of 2007, we sold to the public a portion of the Cheniere Partners common units held by us, realizing net proceeds of $203.9 million. These net proceeds are being used for corporate and general purposes.

Proceeds from issuance of common units in partnership

Through the Cheniere Partners offering in the first quarter of 2007, Cheniere Partners received $98.4 million in net proceeds for the issuance of common units to the public. Cheniere Partners used all of the net proceeds to purchase U.S. treasury securities to fund a distribution reserve for payment of initial quarterly distributions on common units and related general partner units through the quarter ending June 30, 2009.

Operating cash flow

Net cash used in operations was $101.4 million and $51.9 million in the nine months ended September 30, 2008 and 2007, respectively. The $49.5 million increase in the net cash used in operations in the nine months ended September 30, 2008 resulted primarily from restructuring charges recognized in the second and third quarters of 2008.

Purchases of LNG for commissioning, net of amounts transferred to LNG terminal construction-in-process

As of September 30, 2008, we had acquired a total of three LNG commissioning cargoes for the Sabine Pass LNG receiving terminal and have successfully unloaded the LNG into the Sabine Pass LNG receiving terminal.

Distributions to minority interest

During the nine months ended September 30, 2008 and 2007, we distributed $19.8 million and $7.0 million, respectively, to non-affiliated common unitholders of Cheniere Partners.

Debt issuance costs

Our debt issuance costs were $28.1 million and $9.7 million in the nine months ended September 30, 2008 and 2007, respectively. The debt issuance costs in 2008 related to the additional issuance of Senior Notes due 2016, the 2008 Convertible Loans and the Bridge Loan. Debt issuance costs in 2007 related primarily to the 2007 Term Loan.

Advances under long-term contracts

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

Investment in restricted cash and cash equivalents

In the nine months ended September 30, 2008, we invested $140.8 million of the $145.0 million, net of discount, additional issuance of the Senior Notes due 2016, and $135.0 million of the 2008 Convertible Loans in restricted cash and cash equivalents, which was partially offset by quarterly distributions made from restricted cash.

Investment in U.S. treasury securities

Through the Cheniere Partners offering in the first quarter of 2007, Cheniere Partners received $98.4 million in net proceeds for the issuance of common units to the public. Cheniere Partners used all of the net proceeds to purchase U.S. treasury securities to fund a distribution reserve for payment of initial quarterly distributions through the quarter ending June 30, 2009.

Debt Agreements

Convertible Senior Unsecured Notes

In July 2005, we consummated a private offering of $325.0 million aggregate principal amount of Convertible Senior Unsecured Notes due 2012 to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The notes bear interest at a rate of 2.25% per year. Interest on the Convertible Senior Unsecured Notes is payable semi-annually in arrears February 1 and August 1 of each year. The notes are convertible at any time into our common stock under certain circumstances at an initial conversion rate of 28.2326 per $1,000 principal amount of the notes, which is equal to a conversion price of approximately $35.42 per share. As of September 30, 2008, no holders had elected to convert their notes. We may redeem some or all of the notes on or before August 1, 2012, for cash equal to 100% of the principal plus any accrued and unpaid interest if in the previous 10 trading days the volume-weighted average price of our common stock exceeds $53.13, subject to adjustment, for at least five consecutive trading days. In the event of such redemption, we will make an additional payment equal to the present value of all remaining scheduled interest payments through August 1, 2012, discounted at the U.S. Treasury rate plus 50 basis points. The indenture governing the notes contains customary reporting requirements.

Sabine Pass LNG Senior Secured Notes

Sabine Pass LNG has issued an aggregate principal amount of $2,215.5 million of Senior Notes consisting of $550.0 million of 7 1/4% Senior Secured Notes due 2013 and $1,665.5 million of 7 1/2 % Senior Secured Notes due 2016. Interest on the Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The Senior Notes are secured on a first-priority basis by a security interest in all of Sabine Pass LNG’s equity interests and substantially all of its operating assets. Under the indenture governing the Senior Notes, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied. The indenture requires that Sabine Pass LNG apply its net operating cash flow (i) first, to fund with monthly deposits its next semiannual payment of approximately $82.4 million of interest on the Senior Notes, and (ii) second, to fund a one-time, permanent debt service reserve fund equal to one semiannual interest payment of approximately $82.4 million on the Senior Notes. Distributions will be permitted only after satisfaction of the foregoing funding requirements, after satisfying a fixed charge coverage ratio test of 2:1 and after satisfying other conditions specified in the indenture.

2007 Term Loan

In May 2007, Cheniere Subsidiary Holdings, LLC (“Cheniere Subsidiary”), a wholly-owned subsidiary of Cheniere, entered into a $400.0 million credit agreement (“2007 Term Loan”). Borrowings under the 2007 Term

Loan generally bear interest at a fixed rate of 9.75% per annum. Interest is calculated on the unpaid principal amount of the 2007 Term Loan outstanding and is payable quarterly in arrears on March 31, September 30, September 30 and December 31 of each year. The 2007 Term Loan will mature on May 31, 2012. The net proceeds from the 2007 Term Loan were $391.7 million and are being used for general corporate purposes, including the repurchase, completed in July 2007, of approximately 9.2 million shares of our outstanding common stock pursuant to the exercise of the call options acquired in the issuer call spread purchased by us in connection with the issuance of the Convertible Senior Unsecured Notes. The 2007 Term Loan is secured by a pledge of our 135,383,831 subordinated units in Cheniere Partners and our equity interests in the entities that own our 30% interest in Freeport LNG.

2008 Convertible Loans

In August 2008, we entered into a credit agreement pursuant to which we obtained $250.0 million in convertible term loans. The 2008 Convertible Loans will mature in 2018, but the lenders can require prepayment of the loan on August 15, 2011, 2013 and 2015, and upon a change of control. The 2008 Convertible Loans bear interest at a fixed rate of 12% per annum, except during the occurrence of an event of default during which time the rate of interest will be 14% per annum. The 2008 Convertible Loans are secured by Cheniere’s rights and fees payable under management services agreements with Sabine Pass LNG and Cheniere Partners, by Cheniere’s common units in Cheniere Partners, by the equity and non-real property assets of Cheniere’s pipeline entities, by the equity of various other subsidiaries and certain other assets and subsidiary guarantees. The principal amount of $250.0 million may be exchanged for newly-created Series B Preferred Stock with voting rights limited to the equivalent of 10,125,000 shares of common stock. The exchange ratio is one share of Series B Preferred Stock for each $5,000 of outstanding borrowings. The aggregate preferred stock is exchangeable into 50 million shares of common stock at a conversion price of $5.00 per share pursuant to a broadly syndicated offering. We placed $135 million of the borrowings under the 2008 Convertible Loans into a TUA reserve account to pay the reservation fee and operating fee as defined under Cheniere Marketing’s TUA. We utilized $95.0 million of the borrowings under the 2008 Convertible Loans to repay the Bridge Loan. The remaining borrowings were utilized to pay for interest on the Bridge Loan and expenses incurred in connection with the issuance of the 2008 Convertible Loans and consideration of other strategic alternatives.

One of the lenders is Scorpion Capital Partners LP (“Scorpion”), an affiliate of one of the Company’s directors. Scorpion’s portion of the 2008 Convertible Loans was $8.5 million and Scorpion did not receive any fees in connection with making the 2008 Convertible Loans.

As long as the 2008 Convertible Loans are exchangeable for shares of Series B Preferred Stock or shares of Series B Preferred Stock remain outstanding, the holders of a majority of the 2008 Convertible Loans and Series B Preferred Stock, acting together, shall have the right to nominate two individuals to the Company’s Board, and together with the Board, a third nominee, who shall be an independent director.

Issuances of Common Stock

During the first nine months of 2008, a total of 145,403 shares of our common stock were issued pursuant to the exercise of stock options, resulting in net cash proceeds of $0.5 million. In addition, in January 2008, 479,802 shares having three-year graded vesting were issued to our employees in the form of non-vested stock awards and 537,000 were issued to our executive officers in the form of vested stock awards related to our performance in 2007. In May 2008 and June 2008, as a part of the short-term and long-term retention plans approved by the Compensation Committee, 373,656 shares vesting on December 1, 2008 and 1,525,038 shares having a three-year graded vesting beginning December 31, 2008 were issued to our employees and a consultant in the form of non-vested stock awards. In May 2008 and September 2008, 228,714 shares having a one-year graded vesting were issued to our directors. In the nine months ended September 30, 2008, an additional 23,443 shares of non-vested stock having three- or four-year graded vestings were issued to employees.

During the first nine months of 2007, a total of 308,125 shares of our common stock were issued pursuant to the exercise of stock options, resulting in net cash proceeds of $2.5 million. In addition, 215,759 shares of common stock were issued in satisfaction of cashless exercises of options to purchase 241,275 shares of common stock.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 vs. Three Months Ended September 30, 2007

Overall Operations

Our consolidated net loss for the third quarter of 2008 was $67.4 million, or $1.42 per share (basic and diluted), compared to a net loss of $53.5 million, or $1.14 per share (basic and diluted), for the third quarter of 2007. The increase in consolidated net loss was primarily due to decreased interest income, increased loss on early extinguishment of debt, increased interest expense and increased depreciation expense, which were partially offset by a derivative gain and decreased general and administrative expenses.

Interest Income

Interest income decreased $17.5 million in the third quarter of 2008 compared to the third quarter of 2007 because of the lower average invested cash balances resulting from the use of cash to pay construction costs and make interest payments and lower interest rates.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt increased $10.7 million in the third quarter of 2008 compared to the third quarter of 2007. The increase was a result of recognizing all unamortized debt issuance costs associated with the $95 million Bridge Loan that was repaid in full using a portion of the borrowings under the 2008 Convertible Loans during the third quarter of 2008.

Interest Expense, net

Interest expense, net of amounts capitalized, increased $8.8 million in the third quarter of 2008 compared to the third quarter of 2007. The increase was caused by the additional borrowing under the 2008 Convertible Loans and the issuance of $183.5 million of additional Senior Notes due 2016 during the third quarter of 2008.

Depreciation Expense

Depreciation expense increased $5.3 million in the third quarter of 2008 compared to the third quarter of 2007. This increase resulted from our having begun depreciating the Sabine Pass LNG receiving terminal’s initial

2.6 Bcf/d of regassification capacity and 10.1 Bcf of storage capacity in the third quarter of 2008 when it was ready for use and placed in service, and of our having begun depreciating the Creole Trail Pipeline in the second quarter of 2008 when it was ready for use and placed in service.

Derivative Gain

During the three months ended September 30, 2008, we recognized a $14.7 million derivative gain as a result of entering into several natural gas swaps to hedge the exposure to variability in expected future cash flows related to the commissioning and cool down cargos purchased.

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased $5.0 million in the third quarter of 2008 compared to the third quarter of 2007. The decrease in G&A primarily resulted from a decrease in non-cash compensation of $10.0 million that was partially offset by increased legal and professional fees incurred related to the 2008 Convertible Loans and other proposed strategic alternatives. The decrease in non-cash compensation resulted from our cost savings program in connection with the downsizing of our natural gas marketing business activities and nearing completion of significant construction activities for both the Sabine Pass LNG receiving terminal and Creole Trail Pipeline.

Nine Months Ended September 30, 2008 vs. Nine Months Ended September 30, 2007

Overall Operations

Our consolidated net loss for the first nine months of 2008 was $249.7 million, or $5.29 per share (basic and diluted), compared to a net loss of $129.1 million, or $2.48 per share (basic and diluted), for the first nine months of 2007. The increase in the loss was primarily due to restructuring charges, decreased interest income, increased loss on early extinguishment of debt, increased depreciation expense and increased loss from equity method investments, which were partially offset by decreased LNG receiving terminal and pipeline development expenses, decreased general and administrative expenses and a derivative gain. In addition, a significant portion of our loss was attributable to the recognition of non-cash, share-based payments accounted for under SFAS No. 123R, Share-Based Payments, which requires all non-cash, share-based compensation be recognized in the financial statements based on fair value at the date of grant. As a result of our issuance of non-cash, share-based payments to employees, we recorded $26.6 million of non-cash compensation expense in the first nine months ended September 30, 2008 compared to $40.8 million of non-cash compensation expense in the first nine months ended September 30, 2007. Not including the impact of the restructuring charges and this non-cash expense in the nine months ended September 30, 2008, our net loss would have been $144.2 million, or $3.05 net loss per common share (basic and diluted).

Restructuring Charges

During the nine months ended September 30, 2008, we incurred $78.9 million of restructuring charges resulting from our cost savings program in connection with the downsizing of our natural gas marketing business activities, nearing completion of significant construction activities for both the Sabine Pass LNG receiving terminal and Creole Trail Pipeline and seeking alternative arrangements for our time charter interests in two LNG vessels (see Note 3— “Restructuring Charges” of our Notes to Consolidated Financial Statements).

Interest Income

Interest income decreased $48.8 million in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, because of the lower average invested cash balances resulting from the use of cash to pay construction costs and interest payments and lower interest rates.

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt increased $10.7 million in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The increase was a result of recognizing all unamortized debt issuance costs associated with the $95 million Bridge Loan that was paid in full using a portion of the borrowings under the 2008 Convertible Loans during the third quarter of 2008.

Depreciation Expense

Depreciation expense increased $8.3 million in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This increase resulted from our having begun depreciating the Sabine Pass LNG receiving terminal’s initial 2.6 Bcf/d of regassification capacity and 10.1 Bcf of storage capacity in the third quarter of 2008 when it was ready for use and placed in service, and our having begun depreciating the Creole Trail Pipeline in the second quarter of 2008 when it was ready for use and placed in service.

Loss from Equity Method Investments

During the first nine months ended September 30, 2008, we recognized $4.8 million of suspended losses from our equity method investment in Freeport LNG. In the first nine months of 2008, we received and paid cash call notices of $4.8 million from Freeport LNG requesting that we provide further financial support due to higher than expected commissioning and performance testing costs. The $4.8 million in cash calls were returned by Freeport LNG in October 2008.

LNG Receiving Terminal and Pipeline Development Expenses

Our LNG receiving terminal and pipeline development expenses include primarily professional costs associated with front-end engineering and design work, obtaining orders from the FERC authorizing construction of our facilities and other required permitting for our LNG receiving terminals and natural gas pipelines.

LNG receiving terminal and pipeline development expenses decreased $15.6 million in the first nine months of 2008 compared to the first nine months of 2007. The primary cause of the decrease was a $9.4 million decrease in salaries and a $6.2 million decrease in investor relations and other business development expenditures that were not incurred in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased $5.1 million in the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. The decrease in G&A primarily resulted from a decrease in non-cash compensation that was partially offset by increased legal and professional fees incurred related to the 2008 Convertible Loans and other proposed strategic alternatives. The decrease in non-cash compensation resulted from our cost savings program in connection with the downsizing of our natural gas marketing business activities and nearing completion of significant construction activities for both the Sabine Pass LNG receiving terminal and Creole Trail Pipeline.

Derivative Gain

During the nine months ended September 30, 2008, we recognized a $2.3 million derivative gain primarily as a result of entering into several natural gas swaps to hedge the exposure to variability in expected future cash flows related to the commissioning and cool down cargos purchased.

Off-Balance Sheet Arrangements

As of September 30, 2008, we had no off-balance sheet debt or other such unrecorded obligations, and we have not guaranteed the debt of any other party.

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

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. We believe that implied volatility, calculated based on traded options of our common stock, combined with historical volatility is an appropriate indicator of expected volatility and future stock price trends. Therefore, expected volatility for the quarter ended September 30, 2008 was based on a combination of implied and historical volatilities. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 19—”Share-Based Compensation” of our Notes to Consolidated Financial Statements for a further discussion on share-based compensation.

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

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) as it relates to financial assets and financial liabilities. In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. The adoption of SFAS No. 157 did not have a material impact on our Consolidated Financial Statements.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the impact of SFAS FSP No. 142-3 but do not expect the adoption of this pronouncement will have a material impact on our Consolidated Financial Statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We are currently evaluating the impact of SFAS No. 162 but do not expect the adoption of this pronouncement will have a material impact on our Consolidated Financial Statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We do not anticipate that this new FSP will have any material impact upon our financial condition or results of operations.

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

Cheniere Marketing and Sabine Pass LNG Derivative Commodity Price Risk

Our derivative positions as of September 30, 2008 primarily consist of NYMEX natural gas swaps entered into to hedge the exposure to variability in expected future cash flows related to commissioning and cool down cargoes purchased in the second quarter of 2008 that are being sold as part of the testing phase of the commissioning process. As of September 30, 2008, we entered into a total of 1,292,500 MMBtu of NYMEX swaps through February 2009 with one counterparty for which we will receive fixed prices of $8.44 to $12.59 per MMBtu. At September 30, 2008, the value of the derivatives was an asset of $3.8 million.

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

We may in the future be involved as a party to various legal proceedings which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management and legal counsel, as of September 30, 2008, there were no known threatened or pending legal matters that could reasonably be expected to have a material adverse impact on our consolidated results of operations, financial position or cash flows.

Item 6.	Exhibits

(a)	Each of the following exhibits is filed herewith:

10.1	Assignment, Assumption, Consent and Release Agreement of Management Services Agreement, dated August 15, 2008, between Sabine Pass LNG-GP, Inc. and Cheniere LNG Terminals, Inc.

10.2	CQP GP Consent and Agreement (Operation and Maintenance Agreement), dated August 15, 2008, among Cheniere LNG O&M Services, LLC, Cheniere Energy Partners GP, LLC and Bank of New York Mellon.

10.3	CQP Consent and Agreement (Management and Administrative Services Letter Agreement) among Cheniere LNG Terminals, Inc., Cheniere Energy Partners, L.P. and Bank of New York Mellon.

10.4	Sabine Consent and Agreement (Operation and Maintenance Agreement), dated August 15, 2008, among Cheniere Energy Partners GP, LLC, Sabine Pass LNG, L.P. and Bank of New York Mellon.

10.5	Sabine Consent and Agreement (Management Services Agreement), dated August 15, 2008, among Cheniere LNG Terminals, Inc., Sabine Pass LNG, L.P. and Bank of New York Mellon.

10.6	Form of Amendment to Nonqualified Stock Option Agreement under the Cheniere Energy, Inc. Amended and Restated 1997 Stock Option Plan pursuant to the Nonqualified Stock Option Agreement.

10.7	Form of Amendment to Non-Qualified Stock Option Grant under the Cheniere Energy, Inc. Amended and Restated 2003 Stock Incentive Plan, as amended, pursuant to the Nonqualified Stock Option Agreement.

10.8	Change Order 10 to Agreement for Engineering, Procurement, Construction and Management of Construction Services for the Sabine Phase 2 Receiving, Storage and Regasification Terminal Expansion, dated July 21, 2006, between Sabine Pass LNG, L.P. and Bechtel Corporation.

10.9	Amendment to Agreement, dated September 3, 2008, for modification for transfer of risk of loss and modification of certain other obligations between Owner and Contractor under the Lump Sum Turnkey Agreement for Engineering, Procurement and Construction of the Sabine Pass LNG Receiving, Storage and Regasification Terminal by and between Sabine Pass LNG, L.P. and Bechtel Corporation, dated December 18, 2004.

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHENIERE ENERGY, INC.

/s/ JERRY D. SMITH
Vice President and Chief Accounting Officer (on behalf of the registrant and as principal accounting officer)

Date: November 6, 2008