Form 10-Q
period 2009-03-31
CHENIERE ENERGY INC
filed 2009-05-08
CIK 3570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2009, there were 56,241,098 shares of Cheniere Energy, Inc. Common Stock, $0.003 par value, issued and outstanding.

CHENIERE ENERGY, INC.

i

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$81,482	$102,192
Restricted cash and cash equivalents	293,464	301,550
Accounts and interest receivable	7,263	3,630
Prepaid expenses and other	10,768	9,220

TOTAL CURRENT ASSETS	392,977	416,592
NON-CURRENT RESTRICTED CASH AND CASH EQUIVALENTS	94,843	138,483
NON-CURRENT RESTRICTED U.S. TREASURY SECURITIES	20,829	20,829
PROPERTY, PLANT AND EQUIPMENT, NET	2,212,237	2,170,158
DEBT ISSUANCE COSTS, NET	55,546	57,676
GOODWILL	76,844	76,844
INTANGIBLE LNG ASSETS	6,106	6,106
LNG HELD FOR COMMISSIONING	13,673	9,923
ADVANCES UNDER LONG-TERM CONTRACTS	4,573	10,705
OTHER	14,680	14,754

TOTAL ASSETS	$2,892,308	$2,922,070

LIABILITIES AND DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,617	$1,220
Accrued liabilities	99,428	61,883
Other	13,758	3,030

TOTAL CURRENT LIABILITIES	114,803	66,133
LONG-TERM DEBT, NET OF DISCOUNT	2,833,280	2,832,673
LONG-TERM DEBT—RELATED PARTIES	340,295	332,054
DEFERRED REVENUE	36,500	37,500
OTHER NON-CURRENT LIABILITIES	12,398	8,141
COMMITMENTS AND CONTINGENCIES	—	—
DEFICIT
Stockholders’ equity (deficit)
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.003 par value
Authorized: 120,000,000 shares at both March 31, 2009 and December 31, 2008
Issued and outstanding: 52,256,000 and 52,297,000 shares at March 31, 2009 and December 31, 2008, respectively	157	157
Treasury stock: 266,000 and 179,000 shares at March 31, 2009 and December 31, 2008, respectively, at cost	(572)	(496)
Additional paid-in-capital	184,827	181,289
Accumulated deficit	(868,131)	(785,389)
Accumulated other comprehensive loss	(216)	(154)

TOTAL STOCKHOLDERS’ DEFICIT	(683,935)	(604,593)
Non-controlling interest	238,967	250,162

TOTAL DEFICIT	(444,968)	(354,431)

TOTAL LIABILITIES AND DEFICIT	$2,892,308	$2,922,070

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2009	2008
REVENUES
Oil and gas sales	$734	$1,085
Marketing and trading	501	392

TOTAL REVENUES	1,235	1,477
OPERATING COSTS AND EXPENSES
LNG receiving terminal and pipeline development expense	—	6,716
LNG receiving terminal and pipeline operating expense	8,687	—
Exploration costs	—	69
Oil and gas production costs	87	94
Depreciation, depletion and amortization	12,062	2,284
General and administrative expense	17,797	30,679

TOTAL OPERATING COSTS AND EXPENSES	38,633	39,842
LOSS FROM OPERATIONS	(37,398)	(38,365)
Loss from equity method investments	—	(1,800)
Derivative gain (loss), net	2,562	(830)
Interest expense, net	(53,250)	(19,849)
Interest income	811	9,604
Other income (loss)	(64)	(36)

LOSS BEFORE INCOME TAXES AND NON-CONTROLLING INTEREST	(87,339)	(51,276)
INCOME TAX PROVISION	—	—

LOSS BEFORE NON-CONTROLLING INTEREST	(87,339)	(51,276)
NON-CONTROLLING INTEREST	4,597	1,365

NET LOSS	$(82,742)	$(49,911)

Net loss per common share—basic and diluted	$(1.70)	$(1.06)

Weighted average number of common shares outstanding—basic and diluted	48,650	46,977

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

(in thousands)

(unaudited)

	Cheniere Energy, Inc. Common Stockholders
	Common Stock		Treasury Stock		Additional Stock Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance—December 31, 2008	52,297	$157	179	$(496)	$181,289	$(785,389)	$(154)	$250,162	$(354,431)
Issuances of stock	—	—	—	—	—	—	—	—	—
Issuances of restricted stock	46	—	—	—	—	—	—	—	—
Forfeitures of restricted stock	(65)	—	65	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,537	—	—	—	3,537
Treasury stock acquired	(22)	—	22	(76)	1	—	—	—	(75)
Foreign currency translation	—	—	—	—	—	—	(62)	—	(62)
Loss attributable to non-controlling interest	—	—	—	—	—	—	—	(4,597)	(4,597)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(6,598)	(6,598)
Net loss	—	—	—	—	—	(82,742)	—	—	(82,742)

Balance—March 31, 2009	52,256	$157	266	$(572)	$184,827	$(868,131)	$(216)	$238,967	$(444,968)

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(82,742)	$(49,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	12,062	2,284
Amortization of debt issuance costs	2,137	1,874
Non-cash compensation	3,947	12,752
Interest income on restricted cash and cash equivalents	(560)	(7,776)
Use of restricted cash and cash equivalents	7,143	—
Equity in net loss of limited partnership	—	1,800
Non-controlling interest	(4,597)	(1,365)
Other	7,745	(97)
Changes in operating assets and liabilities:
Accounts and interest receivable	(1,221)	(18,257)
Deferred revenue	10,258	—
Accounts payable and accrued liabilities	24,371	33,130
Prepaid expenses and other	(1,278)	703

NET CASH USED IN OPERATING ACTIVITIES	(22,735)	(24,863)
CASH FLOWS FROM INVESTING ACTIVITIES
LNG terminal and pipeline construction-in-process, net	(27,168)	(211,054)
Use of restricted cash and cash equivalents	38,522	135,237
Purchases of LNG commissioning, net of amounts transferred to LNG terminal construction-in-process	(12,800)	(25,590)
Purchases of intangible and fixed assets, net of sales	(43)	(2,740)
Oil and gas property, net of sales	(376)	—
Advances under long-term contracts, net of transfers to construction-in-progress	—	(12,236)
Other	3,975	(2,968)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,110	(119,351)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to non-controlling interest	(6,598)	(6,598)
Debt issuance costs	(33)	(28)
Use of (investment in) restricted cash and cash equivalents	6,621	12
Purchase of treasury shares	(76)	(4,398)
Sale of common stock	1	241

NET CASH USED IN FINANCING ACTIVITIES	(85)	(10,771)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(20,710)	(154,985)
CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	102,192	296,530

CASH AND CASH EQUIVALENTS—END OF PERIOD	$81,482	$141,545

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

For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2008.

NOTE 2—LNG Held for Commissioning

Liquified natural gas (“LNG”) purchased for commissioning activities is recorded at cost and classified as a non-current asset on our Consolidated Balance Sheets as LNG Held for Commissioning. As the LNG held for commissioning is used to cool down the LNG receiving terminal and establish LNG heel in the LNG receiving terminal, we capitalize the portion used. The LNG used in the commissioning process is capitalized net of amounts received from the sale of natural gas.

At March 31, 2009 and December 31, 2008, we had recorded $13.7 million and $9.9 million, respectively, as LNG Held for Commissioning on our Consolidated Balance Sheets.

NOTE 3—Non-controlling Interest

As a result of adopting Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Statements, an amendment of ARB No. 51, on January 1, 2009, we present non-controlling interests (previously shown as minority interest) as a component of equity on our Consolidated Balance Sheets and Consolidated Statement of Equity (Deficit). The adoption of SFAS 160 did not have any other material impact on our financial position, results of operations or cash flow.

We have consolidated certain joint ventures and partnerships because we have a controlling interest in these ventures. Therefore, the entities’ financial statements are consolidated in our consolidated financial statements and the ownership interests of others in these entities’ equity is recorded as non-controlling interest. The following table sets forth the components of our non-controlling interest balance attributable to third-party investors’ interest (in thousands):

Net proceeds from Cheniere Partners’ issuance of common units (1)	$98,442
Net proceeds from Holdings’ sale of Cheniere Partners common units (2)	203,946
Distributions to Cheniere Partners’ non-controlling interest	(46,622)
Non-controlling interest share of loss of Cheniere Partners	(16,799)

Non-controlling interest at March 31, 2009	$238,967

(1)

In March and April 2007, we and Cheniere Energy Partners, L.P. (“Cheniere Partners”) completed a public offering of 15,525,000 Cheniere Partners common units (“Cheniere Partners Offering”). Through the Cheniere Partners Offering, Cheniere Partners received $98.4 million in net proceeds from the issuance of its common units to the public. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 51, Accounting for Sales of Stock by a Subsidiary, provided guidance on accounting by the

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

parent for issuances of a subsidiary’s common equity to unaffiliated parties. Under SAB No. 51, a company was able to elect an accounting policy of recording a gain or loss on the sale of common equity of a subsidiary equal to the amount of proceeds received in excess of the carrying value of the parent’s investment. SFAS No. 160 established new accounting and reporting standards for the non-controlling interest in a subsidiary.

(2)	In conjunction with the Cheniere Partners Offering, Cheniere LNG Holdings, LLC (“Holdings”) sold a portion of the Cheniere Partners common units held by it to the public, realizing proceeds net of offering costs of $203.9 million, which included $39.4 million of net proceeds realized once the underwriters exercised their option to purchase an additional 2,025,000 common units from Holdings. Due to the subordinated distribution rights on our subordinated units, we have recorded those proceeds as a non-controlling interest.

NOTE 4—Restricted Cash, Cash Equivalents and U.S. Treasury Securities

Restricted cash and cash equivalents and U.S. Treasury securities are composed of cash that has been contractually restricted as to usage or withdrawal, as follows:

Sabine Pass LNG Receiving Terminal Construction Reserve

In November 2006, Sabine Pass LNG, L.P. (“Sabine Pass LNG”) issued an aggregate principal amount of $2,032.0 million of Senior Secured Notes consisting of $550.0 million of 7  1/4% Senior Secured Notes due 2013 (the “2013 Notes”) and $1,482.0 million of 7  1/2% Senior Secured Notes due 2016 (the “2016 Notes” and collectively with the 2013 Notes, the “Senior Notes”). In September 2008, Sabine Pass LNG completed an additional $183.5 million, before discount, of 2016 Notes whose terms were identical to the previously outstanding 2016 Notes. The additional issuance and the previously outstanding 2016 Notes are treated as a single series of notes under the indenture governing the Senior Notes (“Sabine Pass Indenture”) (See Note 9—“Long-Term Debt and Long-Term Debt—Related Parties”). Under the terms and conditions of the Senior Notes, Sabine Pass LNG was required to fund a cash reserve account for approximately $987 million to pay the remaining costs to complete the Sabine Pass LNG receiving terminal. The cash accounts are controlled by a collateral trustee, and therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets. As of March 31, 2009, the Sabine Pass LNG receiving terminal construction reserve account balance was zero. As of December 31, 2008, $27.4 million related to accrued construction costs had been classified as part of current restricted cash and cash equivalents, and $43.7 million related to remaining construction costs had been classified as a non-current asset on our Consolidated Balance Sheet, respectively.

Senior Notes Debt Service Reserve

As described above, Sabine Pass LNG consummated private offerings of an aggregate principal amount of $2,215.5 million Senior Notes (See Note 9—“Long-Term Debt and Long-Term Debt—Related Parties”). Under the Sabine Pass Indenture governing the Senior Notes, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied. There must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment. In addition, there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. As of March 31, 2009 and December 31, 2008, $54.9 million and $13.7 million, respectively, were classified as current restricted cash and

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

cash equivalents as these amounts related to the payment of interest due within twelve months. As of March 31, 2009 and December 31, 2008, $82.4 million was classified as non-current restricted cash and cash equivalents. These cash accounts are controlled by a collateral trustee, and therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

Cheniere Partners Distribution Reserve

At the closing of the Cheniere Partners Offering, Cheniere Partners funded a distribution reserve of $98.4 million, which was invested in U.S. Treasury securities (See Note 3—“Non-controlling Interest”). The distribution reserve, including interest earned thereon, is available to pay quarterly distributions of $0.425 per common unit for all common units, as well as related distributions to Cheniere Partners’ general partner, through the distribution made in respect of the quarter ending September 30, 2009. The U.S. Treasury securities were acquired at a discount from their maturity values equal to an average of approximately 4.87% per year. As of March 31, 2009 and December 31, 2008, we classified $12.0 million as non-current restricted cash that may be utilized to pay quarterly distributions. As of March 31, 2009 and December 31, 2008, we classified $20.8 million as non-current restricted U.S. Treasury securities on our Consolidated Balance Sheets that may be utilized to pay quarterly distributions, as these securities had original maturities greater than three months.

TUA Reserve

Under the terms and conditions of the 2008 Convertible Loans described below in Note 9—“Long-Term Debt and Long-Term Debt—Related Parties”, we were required to fund a reserve account with $135.0 million to pay Cheniere Marketing, LLC’s (“Cheniere Marketing”) obligations under its Terminal Use Agreement (“TUA”) with Sabine Pass LNG and as additional collateral for the 2008 Convertible Loans (as defined in Note 9—“Long-Term Debt and Long-Term Debt—Related Parties”). We continue to fund this account using quarterly distributions received from Cheniere’s common, subordinated and general partner units in Cheniere Partners. The cash account is controlled by a collateral trustee, and therefore, is shown as restricted cash and cash equivalents on our Consolidated Balance Sheets. In December 2008 and March 2009, Cheniere Marketing utilized $62.7 million and $62.5 million, respectively, of this TUA reserve to pay its first and second quarter 2009 TUA obligations to Sabine Pass LNG. As of March 31, 2009 and December 31, 2008, we classified $64.1 million and $62.8 million, respectively, as part of current restricted cash and cash equivalents on our Consolidated Balance Sheets.

Other Restricted Cash and Cash Equivalents

As of March 31, 2009 and December 31, 2008, the $174.5 million and $197.7 million, respectively, of cash and cash equivalents is primarily related to cash and cash equivalents held by Sabine Pass LNG that is considered restricted to Cheniere. In addition, due to various other contractual restrictions $0.5 million and $12.4 million had been classified as non-current cash and cash equivalents on our Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008, respectively.

NOTE 5—Advances Under Long-Term Contracts

We have entered into certain engineering, procurement and construction (“EPC”) contracts and purchase agreements related to the construction of our Sabine Pass LNG receiving terminal that require us to make payments to fund costs that will be incurred or equipment that will be received in the future. Advances made under long-term contracts on purchase commitments are carried at face value and transferred to property, plant and equipment as the costs are incurred or equipment is received. As of March 31, 2009 and December 31, 2008, our advances under long-term contracts were $4.6 million and $10.7 million, respectively.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 6—Property, Plant and Equipment

Property, plant and equipment consists of LNG terminal construction-in-process expenditures, LNG site and related costs, investments in oil and gas properties, and fixed assets, as follows (in thousands):

	March 31, 2009	December 31, 2008
LNG TERMINAL COSTS
LNG receiving terminal	$1,074,174	$927,298
LNG terminal construction-in-process	550,534	643,340
LNG site and related costs, net	2,577	2,579
Accumulated depreciation	(14,382)	(7,813)

Total LNG terminal costs	1,612,903	1,565,404
NATURAL GAS PIPELINE
Natural gas pipeline plant	562,979	562,893
Natural gas pipeline construction-in-process	7,832	7,937
Pipeline right-of-ways	18,298	18,221
Accumulated depreciation	(12,183)	(8,454)

Total natural gas pipeline costs	576,926	580,597
OIL AND GAS PROPERTIES, successful efforts method
Proved	3,467	3,439
Accumulated depreciation, depletion and amortization	(1,185)	(1,043)

Total oil and gas properties, net	2,282	2,396
FIXED ASSETS
Computer and office equipment	5,785	5,693
Furniture and fixtures	5,315	5,315
Computer software	12,177	12,128
Leasehold improvements	9,189	9,208
Projects in-process	—	—
Other	1,197	1,254
Accumulated depreciation	(13,537)	(11,837)

Total fixed assets, net	20,126	21,761

PROPERTY, PLANT AND EQUIPMENT, NET	$2,212,237	$2,170,158

LNG Terminal Costs

Costs associated with the construction of the Sabine Pass LNG receiving terminal that have not been placed into service have been capitalized as construction-in-process since the date the project satisfied our criteria for capitalization. For the three months ended March 31, 2009 and 2008, we capitalized $10.4 million and $22.4 million of interest expense related to the construction of the Sabine Pass LNG receiving terminal, respectively. In March 2006, our Corpus Christi LNG receiving terminal satisfied the criteria for capitalization. Accordingly, costs associated with the initial site work for the Corpus Christi LNG receiving terminal have been capitalized. For the three months ended March 31, 2009 and 2008, we capitalized zero and $0.6 million, respectively, of interest expense related to this construction project.

We began depreciating equipment and facilities associated with the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity of the Sabine Pass LNG receiving terminal when they were ready for use in the third

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

quarter of 2008. The Sabine Pass LNG receiving terminal is depreciated using the straight-line depreciation method applied to groups of LNG receiving terminal assets with varying useful lives. The identifiable components of the Sabine Pass LNG receiving terminal with similar estimated useful lives have a depreciable range between 10 and 50 years.

Natural Gas Pipeline Costs

Our natural gas pipeline business is subject to the jurisdiction of the Federal Energy Regulatory Commission (“FERC”) in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978, and we have determined that our pipelines have met the criteria set forth in SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. For the three months ended March 31, 2009 and 2008, we capitalized zero and $8.5 million, respectively of Allowance for Funds Used During Construction (“AFUDC”) to our natural gas pipeline projects.

Fixed Assets

Our fixed assets are recorded at cost and are depreciated on a straight-line method based on the estimated lives of the individual assets or groups of assets. Depreciation expense related to our property, plant and equipment totaled $12.1 million and $2.3 million for the three months ended March 31, 2009 and 2008, respectively.

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

NOTE 7—Investment in Limited Partnership

We account for our 30% limited partnership investment in Freeport LNG Development, L.P. (“Freeport LNG”) using the equity method of accounting. As of March 31, 2009 and December 31, 2008, we had unrecorded cumulative suspended losses of $23.4 million and $27.2 million, respectively, related to our investment in Freeport LNG as the basis in this investment had been reduced to zero.

In January 2009, Freeport LNG distributed $3.9 million to us.

In March 2008, we received cash call notices from Freeport LNG requesting that we provide further financial support due to higher than expected commissioning and performance testing costs. During the three months ended March 31, 2008, we funded the cash calls and recorded $1.8 million of additional losses in Freeport LNG.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The financial position of Freeport LNG at March 31, 2009 and December 31, 2008 and the results of Freeport LNG’s operations for the three months ended March 31, 2009 and 2008 are summarized as follows (in thousands):

	March 31, 2009	December 31, 2008
Current assets	$63,343	$72,834
Construction-in-process	68,850	62,768
Property, plant and equipment, net	876,817	887,388
Other assets	30,877	31,608

Total assets	1,039,887	1,054,598

Current liabilities	9,135	61,317
Notes payable	1,130,128	1,090,086
Deferred revenue and other deferred credits	13,172	15,401
Partners’ capital	(112,548)	(112,206)

Total liabilities and partners’ capital	$1,039,887	$1,054,598

	Three Months Ended March 31,
	2009	2008
Income (loss) from continuing operations	$32,570	$(5,977)
Net income (loss)	12,658	(6,225)
Cheniere’s 30% equity in net income (loss) from limited partnership (1)	3,797	(1,868)

(1)	During the three-month periods ended March 31, 2009 and 2008, we did not record $3.8 million and ($0.1) million, respectively, of the net income (loss) for such periods as the basis in this investment had been reduced to zero and because we did not guarantee any obligations and had not been committed to provide any further financial support since December 2005. In March 2008, we received a cash call notice from Freeport LNG requesting that we provide further financial support due to higher than expected commissioning and performance testing costs. Because we intended to fund the cash call, we recorded $1.8 million of losses in Freeport LNG rather than suspend the full amount of our equity in Freeport LNG’s loss for the quarter.

NOTE 8—Accrued Liabilities

As of March 31, 2009 and December 31, 2008, accrued liabilities consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
LNG terminal construction costs	$29,675	$26,768
Accrued interest expense and related fees	56,674	17,305
Pipeline construction costs	6,307	5,102
Payroll	3,910	8,717
Other accrued liabilities	2,862	3,991

Accrued liabilities	$99,428	$61,883

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 9—Long-Term Debt and Long-Term Debt—Related Parties

As of March 31, 2009 and December 31, 2008, our long-term debt consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Long-term debt, net of discount:
Senior Notes, net of discount	$2,108,280	$2,107,673
Convertible Senior Unsecured Notes	325,000	325,000
2007 Term Loan	400,000	400,000

Total long-term debt, net of discount	2,833,280	2,832,673
Long-term debt— related parties:
Senior Notes—related party, net of discount	71,228	70,661
2008 Convertible Loans—related parties	269,067	261,393

Total long-term debt—related parties, net of discount	340,295	332,054

Total long-term debt and long-term debt—related parties, net of discount	$3,173,575	$3,164,727

Sabine Pass LNG Senior Notes

In November 2006, Sabine Pass LNG issued an aggregate principal amount of $2,032.0 million of Senior Notes, consisting of $550.0 million of the 2013 Notes and $1,482.0 million of the 2016 Notes. In September 2008, Sabine Pass LNG issued an additional $183.5 million, before discount, of 2016 Notes whose terms were identical to the previously outstanding 2016 Notes. The net proceeds from the additional issuance of the 2016 Notes were $145.0 million. One of the lenders making the additional issuance of the 2016 Notes was GSO Capital Partners, L.P. (“GSO”), an affiliate of two members of Cheniere’s board of directors. GSO, a related party, did not receive any fees in connection with the additional issuance of 2016 Notes. The additional issuance and the previously outstanding 2016 Notes are treated as a single series of notes under the Sabine Pass Indenture. Sabine Pass LNG placed $100.0 million of the $145.0 million of net proceeds from the additional issuance of the 2016 Notes into a construction account to pay construction expenses of cost overruns related to the construction, cool down, commissioning and completion of the Sabine Pass LNG receiving terminal. In addition, Sabine Pass LNG placed $40.8 million of the remaining net proceeds into an account in accordance with the cash waterfall requirements of the security deposit agreement Sabine Pass LNG entered into in connection with the Senior Notes, which are used by Sabine Pass LNG for working capital and other general business purposes.

Sabine Pass LNG placed $335.0 million of net proceeds from the original issuance of the Senior Notes in a reserve account to fund scheduled interest payments on the original Senior Notes. Interest on the Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The Senior Notes are secured on a first-priority basis by a security interest in all of Sabine Pass LNG’s equity interests and substantially all of its operating assets. Under the Sabine Pass Indenture, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied. There must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment. In addition, there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the three months ended

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

March 31, 2009, Sabine Pass LNG made a distribution of $76.3 million after satisfying all the applicable conditions in the Sabine Pass Indenture.

Convertible Senior Unsecured Notes

In July 2005, we consummated a private offering of $325.0 million aggregate principal amount of Convertible Senior Unsecured Notes due 2012 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (“Securities Act”). The notes bear interest at a rate of 2.25% per year. The notes are convertible at any time into our common stock under certain circumstances at an initial conversion rate of 28.2326 shares per $1,000 principal amount of the notes, which is equal to a conversion price of approximately $35.42 per share. As of March 31, 2009, no holders had elected to convert their notes.

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

2008 Convertible Loans

In August 2008, we entered into a credit agreement pursuant to which we obtained $250.0 million in convertible term loans (“2008 Convertible Loans”). The 2008 Convertible Loans will mature in 2018, but the lenders can require prepayment of the loan for 30 days following August 15, 2011, 2013 and 2015, and upon a change of control. The 2008 Convertible Loans bear interest at a fixed rate of 12% per annum, except during the occurrence of an event of default during which time the rate of interest will be 14% per annum. Interest is due semi-annually on the last business day of January and July. At our option, until August 15, 2011, accrued interest may be added to the principal on each semi-annual interest date. The aggregate amount of all accrued interest to August 15, 2011 will be payable upon the maturity date. The 2008 Convertible Loans are secured by Cheniere’s rights and fees payable under management services agreements with Sabine Pass LNG and Cheniere Partners, by Cheniere’s common units in Cheniere Partners, by the equity and non-real property assets of Cheniere’s pipeline entities, by the equity of various other subsidiaries and certain other assets and subsidiary guarantees. The principal amount of $250.0 million may be exchanged for newly-created Series B Convertible Preferred Stock, par value $0.0001 per share (“Series B Preferred Stock”), with voting rights limited to the equivalent of

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

10,125,000 shares of common stock. The exchange ratio is one share of Series B Preferred Stock for each $5,000 of outstanding borrowings, subject to adjustment. The aggregate preferred stock is exchangeable into 50 million shares of common stock at a price of $5.00 per share pursuant to a broadly syndicated offering. No portion of any accrued interest is eligible for conversion into Series B Preferred Stock. We placed $135.0 million of the borrowings under the 2008 Convertible Loans into a TUA reserve account to pay a reservation fee and operating fee under Cheniere Marketing’s TUA. We utilized $95.0 million of the borrowings under the 2008 Convertible Loans to repay a bridge loan. The remaining borrowings were utilized to pay for interest on the bridge loan, to pay expenses incurred in connection with the issuance of the 2008 Convertible Loans and consideration of other strategic alternatives and to fund working capital and general corporate needs of Cheniere and its subsidiaries.

One of the lenders of the 2008 Convertible Loans is Scorpion Capital Partners LP (“Scorpion”), an affiliate of one of Cheniere’s directors. Scorpion’s portion of the 2008 Convertible Loans was $8.5 million and Scorpion did not receive any fees in connection with making the 2008 Convertible Loans.

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

NOTE 10—Financial Instruments

We entered into financial derivatives to hedge the exposure to variability in expected future cash flows attributable to the future sale of natural gas from our LNG commissioning cargoes (“LNG commissioning cargo derivatives”). The net cost (LNG commissioning cargo purchase price less natural gas sales proceeds) of our LNG commissioning cargoes is capitalized on our Consolidated Balance Sheets as it is directly related to the LNG receiving terminal construction and is incurred to place the LNG receiving terminal in usable condition. However, changes in the fair value of our LNG commissioning cargo derivatives are reported in earnings because they are not able to be designated as a qualifying hedge in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.

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

The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The financial assets at March 31, 2009, measured at fair value on a recurring basis, are summarized below (in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
Derivative assets	$1,500	$—	$—	$1,500

Derivative assets reflect positions held by Cheniere Marketing on behalf of Sabine Pass LNG related to natural gas swaps entered into to hedge the cash flows from the sale of excess LNG purchased for commissioning.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which the SFAS No. 159 fair value option was not elected. The carrying amounts reported on our Consolidated Balance Sheets for cash and cash equivalents, restricted cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The carrying amounts of the fair values of financial instruments for which SFAS No. 159 was not elected are as follows:

Financial Instruments (in thousands):

	March 31, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Notes (1)	$550,000	$393,250	$550,000	$412,500
2016 Notes, net of discount (1)	1,629,508	1,087,697	1,628,334	1,204,967
2.25% Convertible Senior Unsecured Notes (2)	325,000	84,500	325,000	50,375
2007 Term Loan (3)	400,000	400,000	400,000	400,000
2008 Convertible Loans (4)	269,067	269,067	261,393	261,393
Restricted U.S. Treasury securities (5)	20,829	22,907	20,829	22,901

(1)	The fair value of the Senior Notes, net of discount, is based on quotations obtained from broker-dealers who made markets in these and similar instruments as of March 31, 2009 and December 31, 2008, as applicable.
(2)	The fair value of our Convertible Senior Unsecured Notes is based on the closing trading prices on March 31, 2009 and December 31, 2008, as applicable.
(3)	The 2007 Term Loan bears interest at a fixed rate; therefore, the estimated fair value is expected to vary with changes in market interest rates. At March 31, 2009 and December 31, 2008, the fair value of the debt instrument was stated at its carrying amount due to it being a non-trading instrument with no liquid market.
(4)	The 2008 Convertible Loans bear interest at a fixed rate; therefore, the estimated fair value is expected to vary with changes in market interest rates. At March 31, 2009 and December 31, 2008, the fair value of the debt instrument was stated at its carrying amount due to it being a non-trading instrument with no liquid market.
(5)	The fair value of our restricted U.S. Treasury securities is based on quotations obtained from broker-dealers who made markets in these and similar instruments as of March 31, 2009 and December 31, 2008, as applicable.

NOTE 11—Income Taxes

From our inception, we have reported a net operating loss (“NOL”) for both financial reporting purposes and for international, federal and state income tax reporting purposes. Accordingly, we are not presently a taxpayer and have not recorded a net liability for international, federal or state income taxes in any of the periods included in the accompanying financial statements. Our Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 include no income tax benefits.

Our NOL carryforwards for financial and tax reporting purposes are subject to expiration between 2011 and 2029. During the second quarter of 2008, largely due to the increased level of trading activity in our shares, we experienced an ownership change described in Internal Revenue Code Section 382 that will subject a significant portion of our existing tax NOL carryforwards to annual utilization limitations. However, we do not believe that the utilization limitations provided for in Section 382 will significantly affect our ability to fully utilize the full amount of our tax NOL carryforwards. As provided for in SFAS No. 109, Accounting for Income Taxes, at December 31, 2008 a valuation allowance was established due to the uncertainty associated with our ability to fully realize the tax benefits related to our NOL carryforwards and our other deferred tax assets.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 12—Net Loss Per Share

Net loss per share (“EPS”) is computed in accordance with the requirements of SFAS No. 128, Earnings Per Share. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if the potential common shares had been issued. Basic and diluted EPS for all periods presented are the same since the effect of our options, warrants and unvested stock is anti-dilutive to our net loss per share under SFAS No. 128. Stock options, phantom stock and unvested stock representing securities that could potentially dilute basic EPS in the future that were not included in the diluted computation because they would have been anti-dilutive for the three-month periods ended March 31, 2009 and 2008, were 4.3 million and 7.2 million, respectively. In addition, common shares of 59.2 million and 9.2 million on a weighted average basis, issuable upon conversion of the 2008 Convertible Loans and the Convertible Senior Unsecured Notes (described in Note 9—“Long-Term Debt and Long-Term Debt—Related Parties”), were not included in the computation of diluted net loss per share for the three-month periods ended March 31, 2009 and 2008, respectively, because the computation of diluted net loss per share utilizing the “if-converted” method would be anti-dilutive. No adjustments were made to reported net loss in the computation of EPS.

The following table reconciles basic and diluted weighted average common shares outstanding for the three months ended March 31, 2009 and 2008 (in thousands except for loss per share):

	Three Months Ended March 31,
	2009	2008
Weighted average common shares outstanding:
Basic	48,650	46,977
Dilutive common stock options	—	—
Dilutive Convertible Senior Unsecured Notes	—	—
Dilutive 2008 Convertible Loans	—	—

Diluted	48,650	46,977

Basic and diluted loss per share	$(1.70)	$(1.06)

NOTE 13—Comprehensive Loss

The following table is a reconciliation of our net loss to our comprehensive loss for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Net loss	$(82,742)	$(49,911)
Other comprehensive income (loss) items:
Cash flow hedges, net of income tax	—	—
Foreign currency translation	(62)	(10)

Comprehensive loss	$(82,804)	$(49,921)

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE 14—Supplemental Cash Flow Information and Disclosures of Non-Cash Transactions

The following table provides supplemental disclosure of cash flow information for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Cash paid during the period for interest, net of amounts capitalized	$2,871	$—
Construction-in-process and debt issuance additions funded with accrued liabilities	44,217	106,715

NOTE 15—Business Segment Information

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table summarizes revenues, net income (loss) from operations and total assets for each of our operating segments (in thousands):

	Segments
	LNG Receiving Terminal	Natural Gas Pipeline	LNG & Natural Gas Marketing	Corporate and Other (1)	Total Consolidated
As of or for the three months ended March 31, 2009:
Revenues	$62,549	$270	$(63,953)	$2,369	$1,235
Depreciation, depletion and amortization	6,755	3,668	369	1,270	12,062
Non-cash compensation	461	83	1,134	2,269	3,947
Income (loss) from operations	42,298	(6,158)	(68,421)	(5,117)	(37,398)
Interest expense, net	(34,975)	(10,999)	—	(7,276)	(53,250)
Expenditures for additions to long-lived assets	54,112	69	—	38	54,219
Goodwill	76,844	—	—	—	76,844
Total assets	2,194,337	587,737	79,411	30,823	2,892,308

As of or for the three months ended March 31, 2008:
Revenues	$—	$—	$392	$1,085	$1,477
Depreciation, depletion and amortization	95	—	384	1,805	2,284
Non-cash compensation	1,284	318	3,515	7,665	12,782
Loss from operations	(9,230)	(730)	(9,954)	(18,451)	(38,365)
Interest expense, net	(10,854)	361	(831)	(8,525)	(19,849)
Expenditures for additions to long-lived assets	142,477	85,402	1,572	9,138	238,589
Goodwill	76,844	—	—	—	76,844
Total assets	2,061,069	532,858	212,397	149,102	2,955,426

(1)	Includes corporate activities, oil and gas exploration, development and exploitation activities and certain intercompany eliminations. Our oil and gas exploration, development and exploitation operating activities have been included in the corporate and other column due to the lack of a material impact that these activities have on our financial statements. As of or for the three months ended March 31, 2008, amounts were restated to include oil and gas exploration, development and exploitation activities within the corporate and other segment.

NOTE 16—Share-Based Compensation

We have granted options, restricted stock, restricted stock units and phantom stock to employees, consultants and outside directors under the Cheniere Energy, Inc. Amended and Restated 1997 Stock Option Plan (“1997 Plan”) and the Cheniere Energy, Inc. Amended and Restated 2003 Stock Incentive Plan (“2003 Plan”). Effective January 1, 2006, we adopted SFAS No. 123R, which revised SFAS No. 123 and superseded Accounting Principles Bulletin (“APB”) No. 25. SFAS No. 123R requires that all share-based payments to employees be recognized in the financial statements based on their fair values at the date of grant. The calculated fair value is recognized as expense (net of any capitalization) over the requisite service period, net of estimated forfeitures, using the straight-line method under SFAS No. 123R. We consider many factors when estimating expected forfeitures, including types of awards, employee class and historical experience.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

For the three months ended March 31, 2009 and 2008, the total share-based compensation expense (net of capitalization) recognized in our net loss was $3.9 and $12.8 million, respectively. For the three months ended March 31, 2009 and 2008, the total share-based compensation cost capitalized as part of the cost of capital assets was $0.3 million and $0.5 million, respectively.

The total unrecognized compensation cost at March 31, 2009 relating to non-vested share-based compensation arrangements granted under the 1997 Plan and 2003 Plan, before any capitalization, was $36.6 million. That cost is expected to be recognized over 4.0 years, with a weighted average period of 1.24 years.

We received total proceeds from the exercise of stock options of zero and $0.2 million in the three months ended March 31, 2009 and 2008, respectively.

Phantom Stock

On February 19, 2009, the Compensation Committee of our Board of Directors (“the Compensation Committee”) cancelled the 2008–2010 Phantom Incentive Compensation Plan (the “Incentive Plan”) originally approved by the committee on May 25, 2007. The Incentive Plan provided an incentive compensation vehicle for named executive officers and certain key employees based on the achievement of earnings and stock price appreciation goals. It allowed for cash and equity compensation components. Prior to the February cancellation of the Incentive Plan, all participants agreed to the forfeiture and cancellation of shares of phantom stock awards granted to them.

On February 25, 2009, the Compensation Committee made phantom stock grants of 5,545,000 shares pursuant to the 2003 Plan to all Cheniere executives, designated employees and one consultant. The shares were awarded under a time based plan and a performance based plan. The time based plan includes 1,565,000 shares and provides for a three year graded vesting schedule. One-third of the compensation vests on each of December 15, 2009, December 15, 2010 and December 15, 2011. The performance based plan includes 3,980,000 shares and divides each grant into three equal parts providing incentive compensation based on separate vesting terms. Vested shares of phantom stock will be settled in cash or in shares of common stock, as determined by the Compensation Committee. As of the quarter ended March 31, 2009, we do not have available shares remaining for additional issuances under the 2003 Plan. In accordance with SFAS No. 123R, we recorded a fair valued compensation liability of $0.7 million as of March 31, 2009, with the remaining $19.8 million fair value to be recognized in the years 2009-2011. Our intent is to obtain shareholder approval in June 2009 and furthermore reserve the necessary shares. In the event approval is not obtained, the awards will be re-valued at the end of each reporting period through the date of settlement.

Stock Options

We estimate the fair value of stock options under SFAS No. 123R at the date of grant using a Black-Scholes valuation model, which is consistent with the valuation technique we previously utilized to value stock options for the footnote disclosures required under SFAS No. 123. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term (estimated period of time outstanding) of stock options granted is based on the “simplified” method of estimating the expected term for “plain vanilla” stock options allowed by SAB No. 107, Valuation of Share-based Payment Agreements for Public Companies, and varies based on the vesting period and contractual term of the stock options. Expected volatility for stock options granted is based on an equally weighted average of the implied volatility of exchange traded stock options on our common stock expiring more than one year from the measurement date, and historical volatility of our common

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

stock for a period equal to the stock option’s expected life. We have not declared dividends on our common stock. We did not issue any options to purchase shares of our common stock during the three months ended March 31, 2009.

The table below provides a summary of option activity under the combined plans as of the three months ended March 31, 2009:

	Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at January 1, 2009	1,206	$28.96
Granted	—	—
Exercised	—	—
Forfeited or Expired	(313)	36.02

Outstanding at March 31, 2009	893	$26.48	5.8	$—

Exercisable at March 31, 2009	818	$25.63	5.7	$—

Stock and Non-Vested Stock

We have granted stock and non-vested (restricted) stock to employees, executive officers, outside directors and consultants under the 2003 Plan. Under SFAS No. 123R, grants of non-vested stock are accounted for on an intrinsic value basis. The amortization of the calculated value of non-vested stock grants is accounted for as a charge to compensation and an increase in additional paid-in-capital over the requisite service period. During the three months ended March 31, 2009, 15,830 shares having a four-year graded vesting were issued to our employees in the form of non-vested restricted stock awards.

The table below provides a summary of the status of our non-vested shares under the 2003 Plan as of the three months ended March 31, 2009:

	Non-Vested Shares	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Non-vested at January 1, 2009	3,724	$3.46
Granted	16	—
Vested	(218)	16.68
Forfeited	(66)	5.68

Non-vested at March 31, 2009	3,456	$2.57

Share-based Plan Descriptions and Information

Our 1997 Plan provides for the issuance of stock options to purchase up to 5.0 million shares of our common stock, all of which have been granted. Non-qualified stock options were granted to employees, contract service providers and outside directors.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Awards providing for the issuance of up to an aggregate of 11.0 million shares of our common stock may be made under our 2003 Plan. These awards may be in the form of non-qualified stock options, incentive stock options, purchased stock, restricted (non-vested) stock, bonus (unrestricted) stock, stock appreciation rights, phantom stock and other share-based performance awards deemed by the Compensation Committee to be consistent with the purposes of the 2003 Plan. To date, the only awards made by the Compensation Committee have been in the form of non-qualified stock options, restricted stock, restricted stock units and phantom shares.

NOTE 17—Subsequent Events

In April 2009, we reduced debt by exchanging $77.2 million aggregate principal amount of our Convertible Senior Unsecured Notes due August 2012 for a combination of $13.5 million cash and cash equivalents and 4.0 million common shares, reducing our principal amount due in 2012 to $247.8 million. As a result of the exchange, we will recognize a gain of $46.3 million that will be reported as gain on early extinguishment of debt in our Consolidated Statements of Operations in the second quarter of 2009.

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008, as supplemented herein. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. These forward-looking statements are made as of the date of this quarterly report.

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

Overview of Significant 2009 Events

In the first quarter of 2009, we continued to execute our strategy to complete construction of the Sabine Pass LNG, L.P. (“Sabine Pass LNG”) receiving terminal and to generate steady and reliable revenues under long-term TUAs of Sabine Pass LNG. The major events of the first quarter of 2009 include the following:

•	the receipt of capacity reservation fee payments from Cheniere Marketing, LLC (“Cheniere Marketing”), a wholly owned subsidiary of Cheniere, and Total LNG USA, Inc. (“Total”);

•	the purchase, transportation and successful unloading of an additional LNG commissioning cargo for the Sabine Pass LNG receiving terminal;

•	the receipt of limited partner distributions from Freeport LNG Development, L.P. (“Freeport LNG”); and

In April 2009, we reduced debt by exchanging $77.2 million aggregate principal amount of our Convertible Senior Unsecured Notes due August 2012 for a combination of $13.5 million cash and cash equivalents and 4.0 million common shares.

LIQUIDITY AND CAPITAL RESOURCES

	Sabine Pass LNG, L.P.	Cheniere Energy Partners, L.P.	Other Cheniere Energy, Inc.	Consolidated Cheniere Energy, Inc.
Cash and cash equivalents	$—	$—	$81,482	$81,482
Restricted cash and cash equivalents and U.S. Treasury securities	307,140	32,812	69,184	409,136

Total	$307,140	$32,812	$150,666	$490,618

As of March 31, 2009, we had unrestricted cash and cash equivalents of $81.5 million. In addition, we had restricted cash and cash equivalents and U.S. Treasury securities of $409.1 million, which were designated for the following purposes: $169.8 million for Sabine Pass LNG’s working capital; $137.3 million for interest payments related to the Senior Notes described below; $64.1 million for Cheniere Marketing TUA payments; $32.8 million for cash potential distributions by Cheniere Partners; and $5.1 million in other restricted cash and cash equivalents.

Subsequent to March 31, 2009, we used $13.5 million cash and cash equivalents and 4.0 million common shares to extinguish $77.2 million aggregate principal amount of our Convertible Senior Unsecured Notes due August 2012.

As described below in further detail by business segment and corporate and other activities, we believe that we will have sufficient cash and cash equivalents to operate our business and pursue our business strategies over the next several years.

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

Cheniere Partners relies on the receipt of operating revenues from Sabine Pass LNG’s TUAs to fund quarterly cash distributions to us and other unitholders. Sabine Pass LNG is not permitted under the Sabine Pass Indenture to make cash distributions to Cheniere Partners if it does not satisfy a fixed charge coverage ratio test of 2:1, calculated as required in the Sabine Pass Indenture. If the coverage test is not met, we may not receive distributions. The fixed charge coverage ratio was met as of December 31, 2008 and the first distribution in the amount of $76.3 million was made from Sabine Pass LNG to Cheniere Partners; Cheniere Partners utilized the cash received from Sabine Pass LNG to pay expenses and make distributions of $70.2 million in the aggregate to us and its other unitholders.

A distribution reserve account was established from proceeds of Cheniere Partners’ initial public offering to pay distributions to the common unitholders and general partner to the extent needed for Cheniere Partners to make such distributions with funds other than unrestricted cash through the distributions for the second quarter of 2009, after which the funds remaining in the account are expected to be returned to us. As of April 15, 2009, there was $32.8 million in the distribution reserve account, which is adequate to fund distributions to the common unitholders and general partner made with respect to each calendar quarter through September 30, 2009. Sabine Pass LNG began making distributions from unrestricted cash in February 2009 and expects to continue making its distributions from its unrestricted cash balances rather than from the distribution reserve account. We expect that approximately $35 million will be remaining in the distribution reserve account after accounting for interest earned in the account, and that approximately $35 million of remaining funds will be distributed to us in August 2009 pursuant to the terms of Cheniere Partners’ partnership agreement.

We also expect to receive approximately $19 million of annual management and service fees from Sabine Pass LNG and Cheniere Partners pursuant to existing agreements.

Sabine Pass LNG Receiving Terminal

Our estimated aggregate construction, commissioning and operating cost budget through the achievement of full operability of the Sabine Pass LNG receiving terminal (with approximately 4.0 Bcf/d of total sendout capacity and five LNG storage tanks with approximately 16.8 Bcf of aggregate storage capacity) is approximately $1,559 million, excluding financing costs. Of this amount, approximately $1,465 million of construction and commissioning costs had been incurred as of March 31, 2009. Our remaining construction, commissioning and operating costs are anticipated to be funded from Sabine Pass LNG’s available cash.

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

In addition, Cheniere Marketing has reserved the remaining 2.0 Bcf/d of regasification capacity, and is entitled to use any capacity not utilized by Total and Chevron. Cheniere Marketing is required to make capacity payments aggregating approximately $250 million per year for the period from January 1, 2009, through at least the third quarter of 2028. Cheniere has guaranteed Cheniere Marketing’s obligations under its TUA.

Under each of these TUAs, Sabine Pass LNG is also entitled to retain 2% of the LNG delivered for the customer’s account, which Sabine Pass LNG will use primarily as fuel for revaporation and self-generated power at the Sabine Pass LNG receiving terminal.

Each of Total and Chevron previously paid us $20.0 million in nonrefundable advance capacity reservation fees, which will be amortized over a 10-year period as a reduction of each customer’s regasification capacity fees payable under its TUA.

Other LNG Receiving Terminals

We have a 30% limited partner interest in Freeport LNG. In October 2008 and January 2009, Freeport LNG made distributions to us of $4.8 million $3.9 million, respectively. We expect to continue to receive distributions from Freeport LNG as they are approved by the board of directors of Freeport LNG’s general partner.

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

Natural Gas Pipeline Business

As of March 31, 2009, Phase 1 of the Creole Trail Pipeline, consisting of 94 miles of natural gas pipeline, had been constructed and placed into commercial operations. Expenditures incurred for the construction of the Creole Trail Pipeline through March 31, 2009 were approximately $553 million, including accrued liabilities. We believe we will have sufficient cash and cash equivalents to operate Phase 1 of our Creole Trail Pipeline for the next several years.

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

LNG and Natural Gas Marketing Business

Our wholly-owned subsidiary, Cheniere Marketing, is developing an LNG and natural gas marketing business. Its principal asset is a TUA at the Sabine Pass LNG receiving terminal. Our LNG and natural gas marketing business segment is seeking to develop a portfolio of long-term, short-term, and spot LNG purchase agreements.

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

Corporate and Other Activities

We are required to maintain a certain level of corporate general and administrative functions to serve our business activities described above. We believe that we will have sufficient cash and cash equivalents to fund these business activities over the next several years.

Although our focus is primarily on the development of LNG-related businesses, we continue to be involved to a limited extent in oil and gas exploration, development and exploitation activities in the shallow waters of the Gulf of Mexico. We do not anticipate significant cash expenditures related to these activities and expect our cash inflows from oil and natural gas production to decrease as reserves are produced.

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the three months ended March 31, 2009 and 2008. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this document. Additional discussion of these items follows the table.

	Three Months Ended March 31,
	2009	2008
Sources of cash and cash equivalents:
Use of restricted cash and cash equivalents	$45,143	$135,249
Other	3,976	241

Total sources of cash and cash equivalents	49,119	135,490

Uses of cash and cash equivalents:
LNG terminal and pipeline construction-in-process	(27,168)	(211,054)
Operating cash flow	(22,735)	(24,863)
Purchase of LNG for commissioning	(12,800)	(25,590)
Advances under long-term contracts, net of transfers to construction-in-process	—	(12,236)
Distributions to non-controlling interest	(6,598)	(6,598)
Purchase of U.S. Treasury securities	—	(4,398)
Purchases of intangible and fixed assets, net of sales	(43)	(2,740)
Other	(485)	(2,996)

Total uses of cash and cash equivalents	(69,829)	(290,475)

Net decrease in cash and cash equivalents	(20,710)	(154,985)
Cash and cash equivalents at beginning of period	102,192	296,530

Cash and cash equivalents at end of period	$81,482	$141,545

Use of restricted cash and cash equivalents

In November 2006, Sabine Pass LNG issued an aggregate principal amount of $2,032.0 million of Senior Secured Notes consisting of $550.0 million of 7  1/4% Senior Secured Notes due 2013 (the “2013 Notes”) and $1,482.0 million of 7  1/2% Senior Secured Notes due 2016 (the “2016 Notes” and collectively with the 2013 Notes, the “Senior Notes”). Under the indenture governing the Senior Notes, a portion of the proceeds from the Senior Notes is required to be used for scheduled interest payments and to fund the cost to complete construction of the Sabine Pass LNG receiving terminal. Due to these restrictions imposed by the indenture, the proceeds are not presented as cash and cash equivalents, and therefore, when proceeds from the Senior Notes are used they are presented as a source of cash and cash equivalents. For the three months ended March 31, 2009 and 2008, the $45.1 million and $135.2 million, respectively, of restricted cash and cash equivalents were used primarily to pay for scheduled interest payments and construction activities at the Sabine Pass LNG receiving terminal.

LNG terminal and pipeline construction-in-process

Capital expenditures for our LNG receiving terminals and pipeline projects were $27.2 million and $211.1 million in the three months ended March 31, 2009 and 2008, respectively. The 87% decrease of LNG terminal and pipeline construction-in-process in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, resulted primarily from our completing construction of the initial phase of the Sabine Pass LNG receiving terminal which commenced construction in the first quarter of 2005 and the Creole Trail Pipeline which commenced initial construction in the second quarter of 2007.

Operating cash flow

Net cash used in operations was $22.7 million and $24.9 million in the three months ended March 31, 2009 and 2008, respectively. Net cash used in operations in the three months ended March 31, 2009 and 2008 related primarily to the continued development of our LNG receiving terminals, natural gas pipelines and LNG and natural gas marketing business.

Purchase of LNG for commissioning

In March 2009, we acquired and successfully unloaded an additional LNG commissioning cargo for the Sabine Pass LNG receiving terminal. In March 2008, we acquired our initial LNG commissioning cargo for the Sabine Pass LNG receiving terminal, which was loaded into a chartered vessel and en route to the Sabine Pass LNG receiving terminal as of March 31, 2008.

Advances under long-term contracts, net of transfers to construction-in-process

We entered into certain contracts and purchase agreements related to the construction of the Sabine Pass LNG receiving terminal that require us to make payments to fund costs that will be incurred or equipment that will be received in the future. Advances made under long-term contracts on purchase commitments are carried at face value and transferred to property, plant, and equipment as the costs are incurred or equipment is received.

Debt Agreements

Convertible Senior Unsecured Notes

In July 2005, we consummated a private offering of $325.0 million aggregate principal amount of Convertible Senior Unsecured Notes due 2012 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The notes bear interest at a rate of 2.25% per year. Interest on the notes is payable semi-annually in arrears February 1 and August 1 of each year. The notes are convertible at any time into our common stock under certain circumstances at an initial conversion rate of 28.2326 per $1,000 principal amount of the notes, which is equal to a conversion price of approximately $35.42 per share. As of March 31, 2009, no holders had elected to convert their notes. We may redeem some or all of the notes on or before August 1, 2012, for cash equal to 100% of the principal plus any accrued and unpaid interest if in the previous 10 trading days the volume-weighted average price of our common stock exceeds $53.13, subject to adjustment, for at least five consecutive trading days. In the event of such redemption, we will make an additional payment equal to the present value of all remaining scheduled interest payments through August 1, 2012, discounted at the U.S. Treasury securities rate plus 50 basis points. The Indenture governing the notes contains customary reporting requirements.

In April 2009, we reduced debt by exchanging $77.2 million aggregate principal amount of our Convertible Senior Unsecured Notes for a combination of $13.5 million cash and cash equivalents and 4.0 million common shares, reducing our principal amount due in 2012 to $247.8 million.

Sabine Pass LNG Senior Notes

Sabine Pass LNG has issued an aggregate principal amount of $2,215.5 million of Senior Notes consisting of $550.0 million of 7 1/4% Senior Secured Notes due 2013 and $1,665.5 million of 7 1 /2% Senior Secured Notes due 2016. Interest on the Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The Senior Notes are secured on a first-priority basis by a security interest in all of Sabine Pass LNG’s equity interests and substantially all of its operating assets. Under the Sabine Pass Indenture governing the Senior Notes, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied. There must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment. In addition, there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture.

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

2008 Convertible Loans

In August 2008, we entered into a credit agreement pursuant to which we obtained $250.0 million in convertible term loans (“2008 Convertible Loans”). The 2008 Convertible Loans will mature in 2018, but the lenders can require prepayment of the loans for thirty days following August 15, 2011, 2013 and 2015, and upon a change of control. The 2008 Convertible Loans bear interest at a fixed rate of 12% per annum, except during the occurrence of an event of default during which time the rate of interest will be 14% per annum. Interest is due semi-annually on the last business day of January and July. At our option, until August 15, 2011, accrued interest may be added to the principal on each semi-annual interest date. The aggregate amount of all accrued interest to August 15, 2011 will be payable upon the maturity date. The 2008 Convertible Loans are secured by Cheniere’s rights and fees payable under management services agreements with Sabine Pass LNG and Cheniere Partners, by Cheniere’s common units in Cheniere Partners, by the equity and non-real property assets of Cheniere’s pipeline entities, by the equity of various other subsidiaries and certain other assets and subsidiary guarantees. The principal amount of $250.0 million may be exchanged for newly-created Series B Convertible Preferred Stock, par value $0.0001 per share (“Series B Preferred Stock”), with voting rights limited to the equivalent of 10,125,000 shares of common stock. The exchange ratio is one share of Series B Preferred Stock for each $5,000 of outstanding borrowings, subject to adjustment. The exchange ratio will be adjusted in the event we make certain distributions of cash, shares or property on our shares of common stock. The aggregate preferred stock is exchangeable into 50 million shares of common stock at a price of $5.00 per share pursuant to a broadly syndicated offering. We are required to file a registration statement to register the Series B Preferred Stock upon demand by the majority of the holders of the Series B Preferred Stock. Such holders also have the right to demand registration of the shares of common stock into which the Series B Preferred Stock is convertible. No portion of any accrued interest is eligible for conversion into Series B Preferred Stock. We placed $135.0 million of the borrowings under the 2008 Convertible Loans into a TUA reserve account to pay the reservation fee and operating fee as defined under Cheniere Marketing’s TUA. We utilized $95.0 million of the borrowings under the 2008 Convertible Loans to repay a bridge loan. The remaining borrowings were utilized to pay for interest the bridge loan, to pay expenses incurred in connection with the issuance of the 2008 Convertible Loans and consideration of other strategic alternatives and to fund working capital and general corporate needs of Cheniere and its subsidiaries.

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

Issuances of Common Stock

During the first three months of 2009, no shares of our common stock were issued pursuant to the exercise of stock options. We issued 15,830 shares of non-vested restricted stock to new and existing employees during the first three months of 2009.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 vs. Three Months Ended March 31, 2008

Overall Operations

Our consolidated net loss was $82.7 million in the first quarter of 2009, a 66% increase over our $49.9 million first quarter of 2008 net loss. The increase in the loss was primarily due to an increase in interest expense, an increase in the amount of depreciation, depletion and amortization expense, an increase in LNG terminal and pipeline operations and maintenance expense and a decrease in interest income. These net loss increases were partially offset by a decrease in general and administrative expense, decreased LNG terminal and pipeline development expense and increased derivative gain. As a result of our issuance of non-cash, share-based payments to employees, we recorded $3.9 million of non-cash compensation expense in the first quarter of 2009 compared to $12.8 million of non-cash compensation expense in the first quarter of 2008. Not including the impact of this non-cash expense in the first quarter of 2009, our net loss would have been $78.8 million, or $1.62 net loss per common share—basic and diluted.

Interest Expense, net

Interest expense, net of amounts capitalized, increased $33.4 million in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The increase in interest expense was caused by a decrease in capitalized interest as a result of placing in service the initial phase of the Sabine Pass LNG receiving terminal in the third quarter of 2008, and the initial phase of the Creole Trail Pipeline in the second quarter of 2008. In addition, the increase in interest expense was a result of additional debt issuances during the third quarter of 2008.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense increased $9.8 million in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. This increase resulted from our having begun depreciating the Sabine Pass LNG receiving terminal’s initial 2.6 Bcf/d of regassification capacity and 10.1 Bcf of storage capacity in the third quarter of 2008 when it was ready for use and placed in service, and of our having begun depreciating the Creole Trail Pipeline in the second quarter of 2008 when it was ready for use and placed in service.

LNG receiving terminal and pipeline operating expense

LNG receiving terminal and pipeline operating expense increased $8.7 million in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. This increase in operating expense is a result of the Sabine Pass LNG receiving terminal’s initial 2.6 Bcf/d of regasification capacity and 10.2 Bcf/d of storage capacity achieving commercial operability in the third quarter of 2008, and Phase 1 of the Creole Trail Pipeline achieving commercial operability in the second quarter of 2008.

Interest Income

Interest income decreased $8.8 million in the three months ended March 31, 2009 compared to the three months ended March 31, 2008, due to lower average invested cash balances resulting from the use of cash to pay construction costs and interest payments and lower interest rates.

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased $12.9 million in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. This decrease in G&A expense primarily resulted from a $7.2 million decrease in non-cash compensation, a $3.5 million decrease in salaries and benefits, a $1.1 million decrease in professional fees and $1.1 million decrease in travel expenses and other. Included in G&A expenses in the three months ended March 31, 2009 and 2008 were non-cash compensation of $4.0 million and $11.2 million, respectively. Excluding the impact of non-cash compensation, G&A for the three months ended March 31, 2009 and 2008 would have been $13.8 million and $19.5 million, respectively.

LNG receiving terminal and pipeline development expense

LNG receiving terminal and pipeline development expense decreased $6.7 million in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. This decrease is a result of the transition from development activities to operating activities as the Sabine Pass LNG receiving terminal achieved commercial operability in the third quarter of 2008 and Phase 1 of the Creole Trail Pipeline achieved commercial operability in the second quarter of 2008

Derivative Gain

Derivative gain increased $3.4 million in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Derivative gain as a result of entering into natural gas swaps to hedge the exposure to variability in expected future cash flows related to the commissioning and cool down cargos purchased.

Off-Balance Sheet Arrangements

As of March 31, 2009, we had no “off-balance sheet arrangements” that may have a current or future material affect on our consolidated financial position or results of operations.

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

Cash Flow Hedges

We have used, and may in the future use, derivative instruments to limit our exposure to variability in expected future cash flows. As defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, cash flow hedge transactions hedge the exposure to variability in expected future cash flows (i.e., in our case, the variability of floating interest rate exposure). In the case of cash flow hedges, the hedged item (the underlying risk) is generally unrecognized (i.e., not recorded on the balance sheet prior to settlement), and any changes in the fair value, therefore, will not be recorded within earnings. Conceptually, if a cash flow hedge is effective, this means that a variable, such as a movement in interest rates, has been effectively fixed so that any fluctuations will have no net result on either cash flows or earnings. Therefore, if the changes in fair value of the hedged item are not recorded in earnings, then the changes in fair value of the hedging instrument (the derivative) must also be excluded from the income statement or else a one-sided net impact on earnings will be reported, despite the fact that the establishment of the effective hedge results in no net economic impact. To prevent such a scenario from occurring, SFAS No. 133 requires that the fair value of a derivative instrument designated as a cash flow hedge to be recorded as an asset or liability on the balance sheet, but with the offset reported as part of other comprehensive income, to the extent that the hedge is effective. We assess both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in our hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. On an on-going basis, we monitor the actual dollar offset of the hedges’ market values compared to hypothetical cash flow hedges. Any ineffective portion of the cash flow hedges will be reflected in earnings. Ineffectiveness is the amount of gains or losses from derivative instruments that are not offset by corresponding and opposite gains or losses on the expected future transaction.

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

Recently Issued Accounting Standards Not Yet Adopted

In April 2009, the FASB issued the following FASB Staff Positions (FSPs):

•

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides guidance for determining fair value in markets that are not active. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.;

•

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities and requires companies to provide the disclosures required by FAS statement No. 107, Disclosures about Fair Value of Financial Instruments, in interim financial statements.

These FSPs are effective for interim and annual periods ending after June 15, 2009. We are currently evaluating the impact of these FSPs but do not expect the adoption of these pronouncements will have a material impact on our financial position, results of operations or cash flow.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our consolidated balance sheet.

Marketing and Trading Commodity Price Risk

Our derivative positions as of March 31, 2009 primarily consisted of exchange cleared NYMEX natural gas swaps entered into to hedge the exposure to variability in expected future cash flows related to commissioning and cool down cargoes purchased in the second quarter of 2008 that are being sold as part of the testing phase of the commissioning process. As of March 31, 2009, we had entered into a total of 3,125,000 MMBtu of NYMEX natural gas swaps through October 31, 2009 for which we will receive fixed prices of $3.75 to $7.42 per MMBtu. At March 31, 2009, the value of the derivatives was an asset of $1.5 million.

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

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of March 31, 2009, there were no threatened or pending legal matters that would have a material impact on our consolidated results of operations, financial position or cash flows.

Item 6.	Exhibits

(a)	Each of the following exhibits is filed herewith:

10.1	Third Amendment to Credit Agreement and Third Amendment to Guarantee and Collateral Agreement (Non-Crest Entities), dated April 3, 2009, among Cheniere Common Units Holding, LLC, the loan parties, the guarantors and the grantors signatory thereto, the lenders signatory thereto and The Bank of New York Mellon, as administrative agent and collateral agent

10.2

Fourth Amendment to Credit Agreement, dated April 9, 2009, among Cheniere Common Units Holding, LLC, the other Loan Parties (as defined therein), the Lenders (as defined therein) and The Bank of New York Mellon, as administrative agent and collateral agent

10.3

Amendment No. Four-A to Credit Agreement, dated April 27, 2009, among Cheniere Common Units Holding, LLC, the other Loan Parties (as defined therein), the Lenders (as defined therein) and The Bank of New York Mellon, as administrative agent and collateral agent

10.4	Amendment No. Four-B to Credit Agreement, dated April 28, 2009, among Cheniere Common Units Holding, LLC, the other Loan Parties (as defined therein), the Lenders (as defined therein) and The Bank of New York Mellon, as administrative agent and collateral agent

10.5	Change Order 60 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004, between Sabine Pass LNG, L.P. and Bechtel Corporation

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHENIERE ENERGY, INC.

/s/ JERRY D. SMITH
Jerry D. Smith Vice President and Chief Accounting Officer (on behalf of the registrant and as principal accounting officer)

Date: May 7, 2009