Form 10-Q
period 2009-06-30
CHENIERE ENERGY INC
filed 2009-08-07
CIK 3570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 31, 2009, there were 56,517,784 shares of Cheniere Energy, Inc. common stock, $0.003 par value, issued and outstanding.

CHENIERE ENERGY, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2009	December 31, 2008
	(unaudited)	(As adjusted)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$88,946	$102,192
Restricted cash and cash equivalents	147,229	301,550
LNG inventory	10,699	—
Accounts and interest receivable	9,424	3,630
Prepaid expenses and other	12,124	9,220
TOTAL CURRENT ASSETS	268,422	416,592
NON-CURRENT RESTRICTED CASH AND CASH EQUIVALENTS	117,770	138,483
NON-CURRENT RESTRICTED U.S. TREASURY SECURITIES	—	20,829
PROPERTY, PLANT AND EQUIPMENT, NET	2,236,269	2,170,158
DEBT ISSUANCE COSTS, NET	50,840	55,688
GOODWILL	76,844	76,844
INTANGIBLE LNG ASSETS	6,106	6,106
LNG HELD FOR COMMISSIONING	9,767	9,923
ADVANCES UNDER LONG-TERM CONTRACTS	2,697	10,705
OTHER	17,070	14,754
TOTAL ASSETS	$2,785,785	$2,920,082
LIABILITIES AND DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,319	$1,220
Accrued liabilities	56,044	61,883
Other	26,238	3,030
TOTAL CURRENT LIABILITIES	83,601	66,133
LONG-TERM DEBT, NET OF DISCOUNT	2,667,567	2,750,308
LONG-TERM DEBT—RELATED PARTIES, NET OF DISCOUNT	348,753	332,054
DEFERRED REVENUE	35,500	37,500
OTHER NON-CURRENT LIABILITIES	14,599	8,141
COMMITMENTS AND CONTINGENCIES	—	—
DEFICIT
Stockholders’ equity (deficit)
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.003 par value
Authorized: 240,000,000 and 120,000,000 shares at June 30, 2009 and December 31, 2008, respectively
Issued and outstanding: 56,539,000 and 52,297,000 shares at June 30, 2009 and December 31, 2008, respectively	170	157
Treasury stock: 267,000 and 179,000 shares at June 30, 2009 and December 31, 2008, respectively, at cost	(576)	(496)
Additional paid-in-capital	325,489	300,033
Accumulated deficit	(919,548)	(823,756)
Accumulated other comprehensive loss	(112)	(154)
TOTAL STOCKHOLDERS’ DEFICIT	(594,577)	(524,216)
Non-controlling interest	230,342	250,162
TOTAL DEFICIT	(364,235)	(274,054)
TOTAL LIABILITIES AND DEFICIT	$2,785,785	$2,920,082

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES		(As adjusted)		(As adjusted)
LNG receiving terminal revenues	$38,201	$—	$38,201	$—
Oil and gas sales	839	1,207	1,573	2,293
Marketing and trading	(1,156)	(293)	(656)	98
Other	75	—	75	—
TOTAL REVENUES	37,959	914	39,193	2,391

OPERATING COSTS AND EXPENSES
LNG receiving terminal and pipeline development expense	91	2,566	—	9,282
LNG receiving terminal and pipeline operating expense	9,251	416	18,029	416
Oil and gas production and exploration costs	77	138	164	300
Depreciation, depletion and amortization	12,795	3,333	24,857	5,617
Restructuring charges	—	78,564	—	78,564
General and administrative expense	15,422	19,364	33,219	50,043
TOTAL OPERATING COSTS AND EXPENSES	37,636	104,381	76,269	144,222

INCOME (LOSS) FROM OPERATIONS	323	(103,467)	(37,076)	(141,831)
Loss from equity method investments	—	(3,000)	—	(4,800)
Derivative gain (loss), net	762	(11,536)	3,324	(12,366)
Gain on early extinguishment of debt	45,363	—	45,363	—
Interest expense, net	(61,959)	(25,612)	(115,209)	(50,212)
Interest income	388	4,801	1,199	14,405
Other income (loss)	46	(34)	(17)	(71)
LOSS BEFORE INCOME TAXES AND NON-CONTROLLING INTEREST	(15,077)	(138,848)	(102,416)	(194,875)
INCOME TAX PROVISION	—	—	—	—
LOSS BEFORE NON-CONTROLLING INTEREST	(15,077)	(138,848)	(102,416)	(194,875)
NON-CONTROLLING INTEREST	2,026	2,305	6,624	3,670
NET LOSS	$(13,051)	$(136,543)	$(95,792)	$(191,205)

Net loss per common share—basic and diluted	$(0.25)	$(2.90)	$(1.91)	$(4.06)
Weighted average number of common shares outstanding—basic and diluted	51,576	47,129	50,121	47,053

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Cheniere Energy, Inc. Common Stockholders
	Common Stock		Treasury Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	(Deficit)
Balance—December 31, 2008	52,297	$157	179	$(496)	$181,289	$(785,389)	$(154)	$250,162	$(354,431)
Cumulative effect of accounting change	—	—	—	—	118,744	(38,367)	—	—	80,377
Balance—December 31, 2008 (as adjusted)	52,297	$157	179	$(496)	$300,033	$(823,756)	$(154)	$250,162	$(274,054)
Issuances of stock	3,985	12	—	—	16,212	—	—	—	16,224
Issuances of restricted stock	345	1	—	—	(1)	—	—	—	—
Forfeitures of restricted stock	(65)	—	65	—	—	—	—	—	—
Stock-based compensation		—	—	—	9,244	—	—	—	9,244
Treasury stock acquired	(23)	—	23	(80)	1	—	—	—	(79)
Foreign currency translation	—	—	—	—	—	—	42	—	42
Loss attributable to non-controlling interest	—	—	—	—	—	—	—	(6,624)	(6,624)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(13,196)	(13,196)
Net loss	—	—	—	—	—	(95,792)	—	—	(95,792)
Balance—June 30, 2009	56,539	$170	267	$(576)	$325,489	$(919,548)	$(112)	$230,342	$(364,235)

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES		(As adjusted)
Net loss	$(95,792)	$(191,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on early extinguishment of debt	(45,363)	—
Depreciation, depletion and amortization	24,857	5,617
Amortization of debt issuance and debt discount	14,896	13,973
Non-cash compensation	8,645	15,905
Non-cash restructuring charges	—	17,144
Restricted interest income on restricted cash and cash equivalents	(2,774)	(13,105)
Non-cash derivative loss	223	6,196
Use of restricted cash and cash equivalents	49,158	54,926
Non-controlling interest	(6,624)	(3,670)
Other	15,447	(155)
Changes in operating assets and liabilities:
Accounts and interest receivable	1,657	16,716
Prepaid expenses	(3,128)	(15,473)
Deferred revenue	21,738	—
LNG inventory	(10,699)	—
Accounts payable and accrued liabilities	116	(14,031)
NET CASH USED IN OPERATING ACTIVITIES	(27,643)	(107,162)

CASH FLOWS FROM INVESTING ACTIVITIES
LNG terminal and pipeline construction-in-process, net	(81,175)	(440,782)
Use of restricted cash and cash equivalents	71,088	410,457
Use of (investment in) restricted treasury securities	—	21,717
Purchases of LNG commissioning, net of amounts transferred to LNG terminal construction-in-process	(14,184)	(65,416)
Purchases of intangible and fixed assets, net of sales	(140)	(3,542)
Oil and gas property, net of sales	(530)	—
Advances under long-term contracts, net of amounts transferred to LNG terminal construction-in-progress	—	(5,118)
Other	4,286	(9,218)
NET CASH USED IN INVESTING ACTIVITIES	(20,655)	(91,902)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Bridge Loan	—	95,000
Distributions to non-controlling interest	(13,196)	(13,196)
Debt issuance costs	(33)	(12,503)
Use of (investment in) restricted cash and cash equivalents	78,391	13
Debt repurchase	(30,030)	—
Purchase of treasury shares	(80)	(4,406)
Sale of common stock	—	241
NET CASH PROVIDED BY FINANCING ACTIVITIES	35,052	65,149

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,246)	(133,915)
CASH AND CASH EQUIVALENTS—beginning of period	102,192	296,530
CASH AND CASH EQUIVALENTS—end of period	$88,946	$162,615

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

We have evaluated subsequent events through August 6, 2009.

For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Developments

We adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) Accounting Principles Board (“APB”) No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), effective as of January 1, 2009, applying it retrospectively to all periods presented.  FSP APB 14-1 clarifies that convertible debt instrument that may be settled in cash upon conversion (including partial cash settlement) do not fall within the scope of paragraph 12 of APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, and specifies that issuers of such instruments should separately account for the liability component and the equity component represented by the embedded conversion option in a manner that will reflect that entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  Upon settlement, the entity shall allocate consideration transferred and transaction costs incurred to the extinguishment of the liability component and the reacquisition of the equity component.

Our 2¼% Convertible Senior Unsecured Notes due 2012 (“Convertible Senior Unsecured Notes”) are impacted by this change.  The fair value of the embedded conversion option at the date of issuance was determined to be $134.0 million and has been recorded as a debt discount to the Convertible Senior Unsecured Notes, with a corresponding adjustment to Additional Paid-in Capital.  This debt discount will be amortized over the terms of the underlying Convertible Senior Unsecured Notes.

As a result of the adoption of FSP APB 14-1, adjustments have been made to the financial statements of prior periods as required by SFAS No. 154, Accounting Changes and Error Corrections.  The following table summarized the incremental effect of the adoption of FSP APB 14-1 on our Consolidated Statements of Operations and per-share amounts for three and six months ended June 30, 2008 (in thousands, except per share amounts):

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	Prior to adoption	Effect of adoption	As adjusted	Prior to adoption	Effect of adoption	As adjusted
Increase/(decrease):
Interest expense	$(21,402)	$(4,210)	$(25,612)	$(41,251)	$(8,961)	$(50,212)
Net loss	(132,333)	(4,210)	(136,543)	(182,244)	(8,961)	(191,205)

Basic and diluted earnings per share	$(2.81)	$(0.09)	$(2.90)	$(3.87)	$(0.19)	$(4.06)

The incremental effect of the adoption of FSP APB 14-1 on our Consolidated Balance Sheet as of December 31, 2008 is presented as follows (in thousands):

	December 31, 2008
	Prior to adoption	Effect of adoption	As adjusted
Increase/(decrease):
Debt issuance costs	$57,676	$(1,988)	$55,688
Long-term debt, net of discount	2,832,673	(82,365)	2,750,308
Additional paid-in capital	181,289	118,744	300,033
Accumulated deficit	(785,389)	(38,367)	(823,756)

Debt issuance costs decrease $2.0 million, representing the cumulative adjustment caused by a portion of debt issuance costs being reclassified to additional paid-in capital pursuant to FSP APB 14-1.

The cumulative effect of the change in accounting principles was $38.4 million, recorded as an adjustment to retained earnings as of January 1, 2009, from the retrospective increase in interest expense for the year ended December 31, 2008.

During the second quarter of 2009, we identified an error related to the January 1, 2009 adoption of FSP APB 14-1.  Upon review, management determined that our Convertible Senior Unsecured Notes have an embedded conversion option that falls within the scope of FSP APB 14-1. Under the guidance of Staff Accounting Bulletin (“SAB”) No. 99, Materiality, we have determined that this error was not material to any of our prior reports on an annual or interim period.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

NOTE 2—Non-controlling Interest

As a result of adopting Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Statements, an amendment of ARB No. 51, effective as of January 1, 2009, we present non-controlling interests (previously shown as minority interest) as a component of equity on our Consolidated Balance Sheets and Consolidated Statement of Equity (Deficit). The adoption of SFAS 160 did not have any other material impact on our financial position, results of operations or cash flow.

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

Net proceeds from Cheniere Partners’ issuance of common units (1)	$98,442
Net proceeds from Holdings’ sale of Cheniere Partners common units (2)	203,946
Distributions on Cheniere Partners’ non-controlling interest	(53,220)
Non-controlling interest share of loss of Cheniere Partners	(18,826)
Non-controlling interest at June 30, 2009	$230,342

(1)
In March and April 2007, we and Cheniere Energy Partners, L.P. (“Cheniere Partners”) completed a public offering of 15,525,000 Cheniere Partners common units (“Cheniere Partners Offering”). Through the Cheniere Partners Offering, Cheniere Partners received $98.4 million in net proceeds from the issuance of its common units to the public. Securities and Exchange Commission (“SEC”) SAB No. 51, Accounting for Sales of Stock by a Subsidiary, provided guidance on accounting by the parent for issuances of a subsidiary’s common equity to unaffiliated parties. Under SAB No. 51, a company was able to elect an accounting policy of recording a gain or loss on the sale of common equity of a subsidiary equal to the amount of proceeds received in excess of the carrying value of the parent’s investment. SFAS No. 160 established new accounting and reporting standards for the non-controlling interest in a subsidiary.

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

NOTE 3—Restricted Cash, Cash Equivalents and U.S. Treasury Securities

Restricted cash and cash equivalents and U.S. Treasury securities are composed of cash that has been contractually restricted as to usage or withdrawal, as follows:

Sabine Pass LNG Receiving Terminal Construction Reserve

In November 2006, Sabine Pass LNG, L.P. (“Sabine Pass LNG”) issued an aggregate principal amount of $2,032.0 million of Senior Secured Notes consisting of $550.0 million of 7¼% Senior Secured Notes due 2013 (the “2013 Notes”) and $1,482.0 million of 7½% Senior Secured Notes due 2016 (the “2016 Notes” and collectively with the 2013 Notes, the “Senior Notes”). In September 2008, Sabine Pass LNG completed an additional $183.5 million, before discount, of 2016 Notes whose terms were identical to the previously outstanding 2016 Notes. The additional issuance and the previously outstanding 2016 Notes are treated as a single series of notes under the indenture governing the Senior Notes (“Sabine Pass Indenture”) (See Note 9—“Long-Term Debt (including related parties)”). Under the terms and conditions of the Senior Notes, Sabine Pass LNG was required to fund a cash reserve account for approximately $987 million to pay the remaining costs to complete the Sabine Pass LNG receiving terminal. The cash accounts are controlled by a collateral trustee, and therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets. As of June 30, 2009, the Sabine Pass LNG receiving terminal construction reserve account balance was zero. As of December 31, 2008, the Sabine Pass LNG receiving terminal construction reserve account balance was $71.1 million; of which $27.4 million of the construction reserve account related to accrued construction costs had been classified as part of current restricted cash and cash equivalents and $43.7 million of the construction reserve account related to remaining construction costs had been classified as a non-current asset on our Consolidated Balance Sheets.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Senior Notes Debt Service Reserve

As described above, Sabine Pass LNG consummated private offerings of an aggregate principal amount of $2,215.5 million Senior Notes (See Note 9—“Long-Term Debt (including related parties)”). Under the Sabine Pass Indenture governing the Senior Notes, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied. There must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment. In addition, there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. As of June 30, 2009 and December 31, 2008, we classified $13.7 million as current restricted cash and cash equivalents as these amounts related to the payment of interest due within twelve months. As of June 30, 2009 and December 31, 2008, we classified the permanent debt service reserve fund of $82.4 million as non-current restricted cash and cash equivalents. These cash accounts are controlled by a collateral trustee, and therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

Cheniere Partners Distribution Reserve

At the closing of the Cheniere Partners Offering, Cheniere Partners funded a distribution reserve of $98.4 million, which was invested in U.S. Treasury securities (See Note 2—“Non-controlling Interest”). The distribution reserve, including interest earned thereon, is available to pay quarterly distributions of $0.425 per common unit for all common units, as well as related distributions to Cheniere Partners’ general partner, through the distribution made in respect of the quarter ending September 30, 2009. The U.S. Treasury securities were acquired at a discount from their maturity values equal to an average of approximately 4.87% per year. As of June 30, 2009 and December 31, 2008, we classified $34.9 million and $12.0 million as non-current restricted cash that may be utilized to pay quarterly distributions, respectively. In addition, as of June 30, 2009 and December 31, 2008, we classified zero and $20.8 million as non-current restricted U.S. Treasury securities on our Consolidated Balance Sheets that may be utilized to pay quarterly distributions, as these securities had original maturities greater than three months.

TUA Reserve

Under the terms and conditions of the 2008 Convertible Loans described below in Note 9—“Long-Term Debt (including related parties)”, we were required to fund a reserve account with $135.0 million to pay Cheniere Marketing, LLC’s (“Cheniere Marketing”) obligations under its Terminal Use Agreement (“TUA”) with Sabine Pass LNG and as additional collateral for the 2008 Convertible Loans. We continue to fund this account using quarterly distributions received from Cheniere’s common, subordinated and general partner units in Cheniere Partners. The cash account is controlled by a collateral trustee, and therefore, is shown as restricted cash and cash equivalents on our Consolidated Balance Sheets. In June 2009, through an amendment of the 2008 Convertible Loans we moved $65.2 million out of the TUA reserve account into unrestricted cash and cash equivalent account. In addition, we made Cheniere Marketing’s TUA payment to Sabine Pass LNG leaving the balance of the TUA reserve account at zero as of June 30, 2009, as part of current restricted cash and cash equivalents on our Consolidated Balance Sheets. As of December 31, 2008, we classified $62.8 million as part of current restricted cash and cash equivalents on our Consolidated Balance Sheets.

Other Restricted Cash and Cash Equivalents

As of June 30, 2009 and December 31, 2008, the $133.5 million and $197.1 million, respectively, of cash and cash equivalents is primarily related to cash and cash equivalents held by Sabine Pass LNG that is considered restricted to Cheniere. In addition, due to various other contractual restrictions $0.5 million and $1.0 million had been classified as non-current cash and cash equivalents on our Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008, respectively.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

NOTE 4—LNG Held for Commissioning

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

At June 30, 2009 and December 31, 2008, we had recorded $9.8 million and $9.9 million, respectively, as LNG held for commissioning on our Consolidated Balance Sheets.

NOTE 5—LNG Inventory

LNG inventory is recorded at cost and is subject to the lower of cost or market adjustments at the end of each period. As of June 30, 2009 and December 31, 2008, we had recorded $10.7 million and zero, respectively, as LNG inventory on our Consolidated Balance Sheets.

NOTE 6—Property, Plant and Equipment

Property, plant and equipment consists of LNG terminal construction-in-process expenditures, LNG site and related costs, investments in oil and gas properties, and fixed assets, as follows (in thousands):

	June 30, 2009	December 31, 2008
LNG TERMINAL COSTS
LNG receiving terminal	$1,078,168	$927,298
LNG terminal construction-in-process	582,001	643,340
LNG site and related costs, net	2,592	2,579
Accumulated depreciation	(21,461)	(7,813)
Total LNG terminal costs	1,641,300	1,565,404
NATURAL GAS PIPELINE
Natural gas pipeline plant	563,475	562,893
Natural gas pipeline construction-in-process	8,060	7,937
Pipeline right-of-ways	18,415	18,221
Accumulated depreciation	(15,699)	(8,454)
Total natural gas pipeline costs	574,251	580,597
OIL AND GAS PROPERTIES, successful efforts method
Proved	3,620	3,439
Accumulated depreciation, depletion and amortization	(1,480)	(1,043)
Total oil and gas properties, net	2,140	2,396
FIXED ASSETS
Computer and office equipment	5,796	5,693
Furniture and fixtures	5,316	5,315
Computer software	12,211	12,128
Leasehold improvements	9,258	9,208
Other	1,197	1,254
Accumulated depreciation	(15,200)	(11,837)
Total fixed assets, net	18,578	21,761

PROPERTY, PLANT AND EQUIPMENT, NET	$2,236,269	$2,170,158

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

LNG Terminal Costs

Costs associated with the construction of the Sabine Pass LNG receiving terminal that have not been placed into service have been capitalized as construction-in-process since the date the project satisfied our criteria for capitalization. For the six months ended June 30, 2009 and 2008, we capitalized $20.4 million and $47.6 million of interest expense related to the construction of the Sabine Pass LNG receiving terminal, respectively. In March 2006, our Corpus Christi LNG receiving terminal satisfied the criteria for capitalization.  Accordingly, costs associated with the initial site work for the Corpus Christi LNG receiving terminal have been capitalized.  For the six months ended June 30, 2009 and 2008, we capitalized zero and $0.6 million, respectively, of interest expense related to this construction project.

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

Natural Gas Pipeline Costs

Our natural gas pipeline business is subject to the jurisdiction of the Federal Energy Regulatory Commission (“FERC”) in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978, and we have determined that our pipelines have met the criteria set forth in SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. For the six months ended June 30, 2009 and 2008, we capitalized zero and $17.0 million, respectively, of Allowance for Funds Used During Construction (“AFUDC”) to our natural gas pipeline projects.

Fixed Assets

Our fixed assets are recorded at cost and are depreciated on a straight-line method based on the estimated lives of the individual assets or groups of assets. Depreciation expense related to our property, plant and equipment totaled $24.9 million and $5.6 million for the six months ended June 30, 2009 and 2008, respectively.

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

NOTE 7—Investment in Limited Partnership

We account for our 30% limited partnership investment in Freeport LNG Development, L.P. (“Freeport LNG”) using the equity method of accounting. As of June 30, 2009 and December 31, 2008, we had unrecorded cumulative suspended losses of $19.6 million and $27.2 million, respectively, related to our investment in Freeport LNG as the basis in this investment had been reduced to zero.

In January 2009 and April 2009, Freeport LNG distributed $3.9 million and $2.7 million to us, respectively.

In March 2008 and May 2008, we received cash call notices from Freeport LNG requesting that we provide further financial support due to higher than expected commissioning and performance testing costs. During the six months ended June 30, 2008, we funded the cash calls and recorded $4.8 million of additional suspended losses in Freeport LNG. In addition, Freeport LNG distributed $4.8 million to us in October 2008.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The financial position of Freeport LNG at June 30, 2009 and December 31, 2008 and the results of Freeport LNG’s operations for the six months ended June 30, 2009 and 2008 are summarized as follows (in thousands):

	June 30,2009	December 31, 2008
Current assets	$67,507	$72,834
Construction-in-process	75,109	62,768
Property, plant and equipment, net	867,034	887,388
Other assets	30,759	31,608
Total assets	1,040,409	1,054,598

Current liabilities	15,832	61,317
Notes payable	1,119,793	1,090,086
Deferred revenue and other deferred credits	13,540	15,401
Partners’ capital	(108,756)	(112,206)
Total liabilities and partners’ capital	$1,040,409	$1,054,598

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Income (loss) from continuing operations	$32,971	$(27,180)	$65,541	$(33,157)
Net income (loss)	12,792	(27,459)	25,450	(33,684)
Cheniere’s 30% equity in net income (loss) from limited partnership (1)	3,838	(8,238)	7,635	(10,105)

(1)
During the three month periods ended June 30, 2009 and 2008, we did not record $3.8 million and ($8.2) million, respectively, and during the six months ended June 30, 2009 and 2008, we did not record $7.6 million and ($10.1) million of the net income (losses) for such periods, respectively, as the basis in this investment had been reduced to zero and because we did not guarantee any obligations and had not been committed to provide any further financial support.

NOTE 8—Accrued Liabilities

As of June 30, 2009 and December 31, 2008, accrued liabilities consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
LNG terminal construction costs	$26,657	$26,768
Accrued interest expense and related fees	16,179	17,305
Pipeline construction costs	3,274	5,102
Payroll	5,581	8,717
Other accrued liabilities	4,353	3,991
Accrued liabilities	$56,044	$61,883

NOTE 9—Long-Term Debt (including related parties)

As of June 30, 2009 and December 31, 2008, our long-term debt, including related party debt, consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
		(As adjusted)
Long-term debt (including related parties):
Senior Notes (including related parties)	$2,215,500	$2,215,500
2007 Term Loan	400,000	400,000
2008 Convertible Loans (including related parties)	276,959	261,393
Convertible Senior Unsecured Notes	204,630	325,000
Total long-term debt	3,097,089	3,201,893
Debt discount:
Senior Notes (including related parties)	(34,819)	(37,166)
Convertible Senior Unsecured Notes	(45,950)	(82,365)
Total debt discount	(80,769)	(119,531)

Long-term debt (including related parties), net of discount	$3,016,320	$3,082,362

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

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

Interest on the Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The Senior Notes are secured on a first-priority basis by a security interest in all of Sabine Pass LNG’s equity interests and substantially all of its operating assets. Under the Sabine Pass Indenture, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied. There must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment. In addition, there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the six months ended June 30, 2009, Sabine Pass LNG made distributions of $149.3 million after satisfying all the applicable conditions in the Sabine Pass Indenture.

As of June 30, 2009 and December 31, 2008, we have presented $71.8 million and $70.7 million, respectively, as part of Long-Term Debt—Related Party on our Consolidated Balance Sheets because we have related parties holding a portion of this debt.

Convertible Senior Unsecured Notes

In July 2005, we consummated a private offering of $325.0 million aggregate principal amount of Convertible Senior Unsecured Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (“Securities Act”). The notes bear interest at a rate of 2¼% per year. The notes are convertible at any time into our common stock under certain circumstances at an initial conversion rate of 28.2326 shares per $1,000 principal amount of the notes, which is equal to a conversion price of approximately $35.42 per share. As of June 30, 2009, no holders had elected to convert their notes at the conversion rate.

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

As discussed in Note 1—Basis of Presentation, we adopted FSP APB 14-1 on January 1, 2009.  The following table summarizes the liability component of the Convertible Senior Unsecured Notes as follows (in thousands):

	June 30, 2009	December 31, 2008
		(As adjusted)
Principal amount	$204,630	$325,000
Unamortized discount	(45,950)	(82,365)
Net carry amount	$158,680	$242,635

The unamortized discount will be amortized through the maturity of the Convertible Senior Unsecured Notes.  The Convertible Senior Unsecured Notes have a maturity of August 2012.  Interest expense for the Convertible Senior Unsecured Notes, including the debt discount amortization for the six months ended June 30, 2009 and 2008 was $12.3 million and $13.3 million, respectively.  The effective interest rate as of June 30, 2009 was 10.9% for the Convertible Senior Unsecured Notes.

During the second quarter of 2009, we reduced debt by exchanging $120.4 million aggregate principal amount of our Convertible Senior Unsecured Notes for a combination of $30.0 million cash and cash equivalents and 4.0 million common shares, reducing our principal amount due in 2012 to $204.6 million at June 30, 2009. As a result of the exchange, we recognized a gain of $45.4 million that we have reported as gain on early extinguishment of debt in our Consolidated Statements of Operations for the three and six months ended June 30, 2009.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

2007 Term Loan

In May 2007, Cheniere Subsidiary Holdings, LLC (“Cheniere Subsidiary”), a wholly-owned subsidiary of Cheniere, entered into a $400.0 million credit agreement (“2007 Term Loan”). Borrowings under the 2007 Term Loan generally bear interest at a fixed rate of 9¾% per annum. Interest is calculated on the unpaid principal amount of the 2007 Term Loan outstanding and is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The 2007 Term Loan will mature on May 31, 2012. The 2007 Term Loan is secured by a pledge of our 135,383,831 subordinated units in Cheniere Partners and our equity interests in the entities that own our 30% interest in Freeport LNG.

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

As long as the 2008 Convertible Loans are exchangeable for shares of Series B Preferred Stock or shares of Series B Preferred Stock remain outstanding, the holders of a majority of the 2008 Convertible Loans and Series B Preferred Stock, acting together, shall have the right to nominate two individuals to the Company’s Board of Directors, and together with the Board of Directors, a third nominee, who shall be an independent director.  In addition, one of the lenders is Scorpion Capital Partners LP (“Scorpion”), an affiliate of one of the Company’s directors.  As of June 30, 2009 and December 31, 2008, we have presented $277.0 million and $261.4 million, respectively, as part of Long-term Debt—Related Party on our Consolidated Balance Sheets.

NOTE 10—Financial Instruments

We entered into financial derivatives to hedge the exposure to variability in expected future cash flows attributable to the future sale of natural gas from our LNG commissioning cargoes (“LNG commissioning cargo derivatives”) and for the future sale of natural gas that is imported by Cheniere Marketing for domestic marketing ("commercial LNG derivatives"). Commercial LNG is recorded at cost as LNG Inventory and is subject to the lower of cost or market adjustments at the end of each period. The net cost of our LNG commissioning cargoes (LNG commissioning cargo purchase price less natural gas sales proceeds) is capitalized on our Consolidated Balance Sheets as it is directly related to the LNG receiving terminal construction and is incurred to place the LNG receiving terminal in usable condition. However, changes in the fair value of our commercial LNG and LNG commissioning cargoes derivatives are reported in earnings because they are not able to be designated as a qualifying hedge in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The fair value of our commodity futures contracts are based on inputs that are quoted prices in active markets for identical assets or liabilities, resulting in Level 1 categorization of such measurements. The following table (in thousands) sets forth, by level within the fair value hierarchy, the fair value of our financial assets and liabilities at June 30, 2009:

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
Derivative assets	$1,006	$—	$—	$1,006

Derivative assets reflect natural gas swaps entered into to hedge the cash flows from the sale of commercial LNG and excess LNG purchased for commissioning.

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

Financial Instruments (in thousands):

	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
			(As adjusted)	(As adjusted)
2013 Notes (1)	$550,000	$471,625	$550,000	$412,500
2016 Notes, net of discount (1)	1,630,681	1,341,236	1,628,334	1,204,967
Convertible Senior Unsecured Notes, net of discount (2)	158,680	47,604	242,635	37,608
2007 Term Loan (3)	400,000	400,000	400,000	400,000
2008 Convertible Loans (4)	276,958	276,958	261,393	261,393
Restricted U.S. Treasury securities (5)	—	—	20,829	22,901

(1)
The fair value of the Senior Notes, net of discount, is based on quotations obtained from broker-dealers who made markets in these and similar instruments as of June 30, 2009 and December 31, 2008, as applicable.

(2)	The fair value of our Convertible Senior Unsecured Notes is based on the closing trading prices on June 30, 2009 and December 31, 2008, as applicable.
(3)
The 2007 Term Loan bears interest at a fixed rate; therefore, the estimated fair value is expected to vary with changes in market interest rates. At June 30, 2009 and December 31, 2008, the fair value of the debt instrument was stated at its carrying amount due to it being a non-trading instrument with no liquid market.

(4)
The 2008 Convertible Loans bear interest at a fixed rate; therefore, the estimated fair value is expected to vary with changes in market interest rates. At June 30, 2009 and December 31, 2008, the fair value of the debt instrument was stated at its carrying amount due to it being a non-trading instrument with no liquid market.

(5)	The fair value of our restricted U.S. Treasury securities is based on quotations obtained from broker-dealers who made markets in these and similar instruments as of December 31, 2008.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)
NOTE 11—Income Taxes

From our inception, we have reported a net operating loss (“NOL”) for both financial reporting purposes and for international, federal and state income tax reporting purposes. Accordingly, we are not presently a taxpayer and have not recorded a net liability for international, federal or state income taxes in any of the periods included in the accompanying financial statements. Our Consolidated Statements of Operations for the six months ended June 30, 2009 and 2008 include no income tax benefits.

Our NOL carryforwards for financial and tax reporting purposes are subject to expiration between 2011 and 2029. During the fourth quarter of 2008, largely due to the increased level of trading activity in our shares, we experienced an ownership change described in Internal Revenue Code Section 382 that will subject a significant portion of our existing tax NOL carryforwards to annual utilization limitations. However, we do not believe that the utilization limitations provided for in Section 382 will significantly affect our ability to ultimately utilize our tax NOL carryforwards. As provided for in SFAS No. 109, Accounting for Income Taxes, at December 31, 2008 a valuation allowance was established due to the uncertainty associated with our ability to fully realize the tax benefits related to our NOL carryforwards and our other deferred tax assets.

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

The following table reconciles basic and diluted weighted average common shares outstanding for the three months ended June 30, 2009 and 2008 (in thousands except for loss per share):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(As adjusted)		(As adjusted)
Weighted average common shares outstanding:
Basic	51,576	47,129	50,121	47,053
Dilutive common stock options (1)	—	—	—	—
Dilutive Convertible Senior Unsecured Notes (2)	—	—	—	—
Dilutive 2008 Convertible Loans (3)	—	—	—	—
Diluted	51,576	47,129	50,121	47,053

Basic loss per share	$(0.25)	$(2.90)	$(1.91)	$(4.06)
Diluted loss per share	$(0.25)	$(2.90)	$(1.91)	$(4.06)

(1)
Stock options, phantom stock and unvested stock representing securities that could potentially dilute basic EPS in the future that were not included in the diluted computation because they would have been anti-dilutive for the three and six months ended June 30, 2009 and 2008, were 10.7 million and 8.3 million, respectively.

(2)
Common shares of 5.8 million and 9.2 million issuable upon conversion of the Convertible Senior Unsecured Notes for the three-month periods ended June 30, 2009 and 2008, respectively, were not included in the computation of diluted because the computation of diluted net loss per share utilizing the “if-converted” method would be anti-dilutive.

(3)
Common shares of 50.0 million issuable upon conversion of the 2008 Convertible Loans were not included in the computation of diluted because the computation of diluted net loss per share utilizing the “if-converted” method would be anti-dilutive.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

NOTE 13—Comprehensive Loss

The following table is a reconciliation of our net loss to our comprehensive loss for the three months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(As adjusted)		(As adjusted)
Net loss	$(13,051)	$(136,543)	$(95,792)	$(191,205)
Other comprehensive loss items:
Foreign currency translation	104	(53)	42	(63)
Comprehensive loss	$(12,947)	$(136,596)	$(95,750)	$(191,268)

 NOTE 14—Supplemental Cash Flow Information and Disclosures of Non-Cash Transactions

The following table provides supplemental disclosure of cash flow information for the six months ended June 30, 2009 and 2008 (in thousands):

	Six Months Ended June 30,
	2009	2008
Cash paid during the period for interest, net of amounts capitalized	$89,378	$36,968
Construction-in-process and debt issuance additions funded with accrued liabilities	20,989	103,135

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The following table summarizes revenues, net income (loss) from operations and total assets for each of our operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(As adjusted)		(As adjusted)
Revenues:
LNG receiving terminal	$95,655	$—	$158,068	$—
Natural gas pipeline	236	352	506	352
LNG & natural gas marketing	(58,346)	(607)	(122,163)	(226)
Corporate and other (1)	414	1,169	2,782	2,265
Total consolidated	$37,959	$914	$39,193	$2,391

Net income (loss):
LNG receiving terminal	$41,316	$(26,585)	$56,281	$(40,167)
Natural gas pipeline	(16,015)	(3,694)	(33,255)	(4,063)
LNG & natural gas marketing	(63,057)	(58,003)	(131,234)	(68,165)
Corporate and other (1)	24,705	(48,261)	12,416	(78,810)
Total consolidated	$(13,051)	$(136,543)	$(95,792)	$(191,205)

Expenditures for additions to long-lived assets:
LNG receiving terminal	$35,471	$150,643	$89,583	$293,120
Natural gas pipeline	841	227,646	910	142,243
LNG & natural gas marketing	69	2,112	69	540
Corporate and other (1)	203	5,759	241	5,058
Total consolidated	$36,584	$386,160	$90,803	$440,961

	June 30, 2009	December 31, 2008
Total assets:		(As adjusted)
LNG receiving terminal	$2,074,757	$2,191,671
Natural gas pipeline	584,630	590,995
LNG & natural gas marketing	144,835	136,138
Corporate and other (1)	(18,437)	1,278
Total consolidated	$2,785,785	$2,920,082

(1)
Includes corporate activities, oil and gas exploration, development and exploitation activities and certain intercompany eliminations. Our oil and gas exploration, development and exploitation operating activities have been included in the corporate and other column due to the lack of a material impact that these activities have on our financial statements. Amounts were restated to include oil and gas exploration, development and exploitation activities within the corporate and other segment as of December 31, 2008 and for the three and six month periods ended June 30, 2008.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

NOTE 16—Share-Based Compensation

We have granted options, restricted stock, restricted stock units and phantom stock to employees, consultants and outside directors under the Cheniere Energy, Inc. Amended and Restated 1997 Stock Option Plan (“1997 Plan”) and the Cheniere Energy, Inc. Amended and Restated 2003 Stock Incentive Plan, as amended (“2003 Plan”). We account for our share-based compensation pursuant to SFAS No. 123R which requires that all share-based payments to employees be recognized in the financial statements based on their fair values at the date of grant. The calculated fair value is recognized as expense (net of any capitalization) over the requisite service period, net of estimated forfeitures, using the straight-line method under SFAS No. 123R. We consider many factors when estimating expected forfeitures, including types of awards, employee class and historical experience.

For the three and six months ended June 30 2009, the total share-based compensation expense recognized in our net loss was $4.7 and $8.6 million (net of $0.3 million and $0.6 million capitalized), respectively. For the three and six months ended June 30, 2008, the total share-based compensation expense recognized in our net loss was $3.1 and $15.9 million (net of $0.3 million and $0.8 million capitalized), respectively.

The total unrecognized compensation cost at June 30, 2009 relating to non-vested share-based compensation arrangements granted under the 1997 Plan and 2003 Plan, before any capitalization, was $32.3 million and is expected to be recognized over 3.75 years, with a weighted average period of 1.15 years.

We received total proceeds from the exercise of stock options of zero and $0.2 million in the six months ended June 30, 2009 and 2008, respectively.

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

On February 25, 2009, the Compensation Committee made phantom stock grants of 5,545,000 shares pursuant to our 2003 Plan to all Cheniere executives, designated employees and one consultant. On June 12, 2009, the Compensation Committee made additional phantom stock grants of 800,000 shares to our Chief Executive Officer pursuant to the approval from our stockholders to increase the maximum number of shares granted to any one individual under our 2003 Plan during a calendar year from 1.0 million shares to 3.0 million shares. The shares were awarded under a time based plan and a performance based plan. The time based plan includes 1,565,000 shares and provides for a three year graded vesting schedule. One-third of the compensation vests on each of December 15, 2009, December 15, 2010 and December 15, 2011. The performance based plan includes 4,780,000 shares and divides each grant into three equal parts providing incentive compensation based on separate vesting terms. Vested shares of phantom stock will be settled in cash or in shares of common stock, as determined by the Compensation Committee. In June 2009, we obtained approval from our shareholders to increase the number of shares of common stock available for issuance under our 2003 Plan from 11.0 million common shares to 21.0 million common shares, which provided the required number of common shares needed to satisfy vested phantom stock.  In accordance with SFAS No. 123R, we transferred the fair valued compensation liability associated with these phantom grants into additional paid-in capital.  Using a Monte Carlo simulation, fair values were calculated as of June 12, 2009 for the time and performance based plans.  For the six months ended June 30, 2009, a total of $2.2 million was recognized as compensation expense relating to time and performance based phantom stock grants. We will account for these phantom grants similar to restricted stock as we intend to settle and historically have settled these types of instruments with common shares.  The total unrecognized compensation cost at June 30, 2009 relating to non-vested phantom stock, before any capitalization, was $17.3 million and is expected to be recognized over 2.5 years, with a weighted average period of 1.36 years.

Stock Options

We estimate the fair value of stock options under SFAS No. 123R at the date of grant using a Black-Scholes valuation model, which is consistent with the valuation technique we previously utilized to value stock options for the footnote disclosures required under SFAS No. 123. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term (estimated period of time outstanding) of stock options granted is based on the “simplified” method of estimating the expected term for “plain vanilla” stock options allowed by SAB No. 107, Valuation of Share-based Payment Agreements for Public Companies, and varies based on the vesting period and contractual term of the stock options. Expected volatility for stock options granted is based on an equally weighted average of the implied volatility of exchange traded stock options on our common stock expiring more than one year from the measurement date, and historical volatility of our common stock for a period equal to the stock option’s expected life. We have not declared dividends on our common stock. We did not issue any options to purchase shares of our common stock during the six months ended June 30, 2009.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The table below provides a summary of option activity under the combined plans as of the six months ended June 30, 2009:

	Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at January 1, 2009	1,206	$28.96
Granted	—	—
Exercised	—	—
Forfeited or Expired	(313)	36.02
Outstanding at June 30, 2009	893	$26.48	5.6	—

Exercisable at June 30, 2009	839	$25.72	5.5	—

Stock and Non-Vested Stock

We have granted stock and non-vested (restricted) stock to employees, executive officers, outside directors and consultants under the 2003 Plan. Under SFAS No. 123R, grants of non-vested stock are accounted for on an intrinsic value basis. The amortization of the calculated value of non-vested stock grants is accounted for as a charge to compensation and an increase in additional paid-in-capital over the requisite service period. During the six months ended June 30, 2009, 314,000 shares having a four-year graded vesting were issued to our employees in the form of non-vested restricted stock awards.

The table below provides a summary of the status of our non-vested shares under the 2003 Plan as of the six months ended June 30, 2009:

	Non-Vested Shares	Weighted Average Grant Date Fair Value Per Share
	(in thousands)
Non-vested at January 1, 2009	3,724	$3.46
Granted	314	—
Vested	(481)	8.86
Forfeited	(66)	5.68
Non-vested at June 30, 2009	3,491	$2.37

Share-based Plan Descriptions and Information

Our 1997 Plan provides for the issuance of stock options to purchase up to 5.0 million shares of our common stock, all of which have been granted. Non-qualified stock options were granted to employees, contract service providers and outside directors.

In June 2009, we obtained approval from our stockholders to increase the number of shares of common stock available for issuance under our 2003 plan from 11.0 million shares to 21.0 million shares. These awards may be in the form of non-qualified stock options, incentive stock options, purchased stock, restricted (non-vested) stock, bonus (unrestricted) stock, stock appreciation rights, phantom stock and other share-based performance awards deemed by the Compensation Committee to be consistent with the purposes of the 2003 Plan. To date, the only awards made by the Compensation Committee have been in the form of non-qualified stock options, restricted stock, restricted stock units and phantom shares.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, included herein or incorporated herein by reference are “forward-looking statements.” Included among “forward-looking statements” are, among other things:

•
statements relating to the construction and operation of each of our existing or proposed liquefied natural gas (“LNG”) receiving terminals or our existing or proposed pipelines, or expansions or extensions thereof, including statements concerning the completion or expansion thereof by certain dates or at all, the costs related thereto and certain characteristics, including amounts of regasification and storage capacity, the number of storage tanks and docks, pipeline deliverability and the number of pipeline interconnections, if any;

•
statements regarding future levels of domestic natural gas production, supply or consumption; future levels of LNG production or LNG imports into North America; sales of natural gas in North America; and the transportation, other infrastructure or prices related to natural gas, LNG or other energy sources or hydrocarbon products;

•	statements regarding any financing transactions or arrangements, or ability to enter into such transactions or arrangements, whether on the part of Cheniere or any subsidiary or at the project level;

•
statements regarding any terminal use agreement (“TUA”) or other commercial arrangements presently contracted, optioned or marketed or potential arrangements to be performed substantially in the future, including any cash distributions and revenues anticipated to be received and the anticipated timing thereof, and statements regarding the amounts of LNG regasification capacity that are, or may become subject to, TUAs or other contracts;

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

Overview

We are engaged primarily in the business of developing and constructing, and then owning and operating, a network of up to three onshore LNG receiving terminals and related natural gas pipelines. In addition, we are engaged to a limited extent in LNG and natural gas marketing activities, and also to a limited extent in oil and natural gas exploration and development activities in the Gulf of Mexico.

Overview of Significant 2009 Events

In the first six months of 2009, we continued to execute our strategy to complete construction of the Sabine Pass LNG, L.P. (“Sabine Pass LNG”) receiving terminal and to generate steady and reliable revenues under long-term TUAs of Sabine Pass LNG. The major events for the first six months of 2009 include the following:

•
the receipt of capacity reservation fee payments from Cheniere Marketing, LLC (“Cheniere Marketing”), a wholly owned subsidiary of Cheniere, Total Gas & Power North America, Inc. (formally known as Total LNG USA, Inc.) (“Total”) and Chevron U.S.A., Inc. (“Chevron”);

•	the purchase, transportation and successful unloading of an additional LNG commissioning cargo for the Sabine Pass LNG receiving terminal;

•	the receipt of limited partner distributions from Freeport LNG Development, L.P. (“Freeport LNG”);

•	the purchase of our first commercial cargo; and

•
the reduction of debt by exchanging $120.4 million aggregate principal amount of our 2¼% Convertible Senior Unsecured Notes due 2012 (“Convertible Senior Unsecured Notes”) for a combination of $30.0 million cash and cash equivalents and 4.0 million shares of our common stock, reducing our principal amount due in 2012 to $204.6 million, at June 30, 2009. As a result of the exchange, we recognized a gain of $45.4 million that we have reported as gain on early extinguishment of debt in our Consolidated Statements of Operations for the three and six months ended June 20, 2009.

Liquidity and Capital Resources

(in thousands)	Sabine Pass LNG, L.P.	Cheniere Energy Partners, L.P.	Other Cheniere Energy, Inc.	Consolidated Cheniere Energy, Inc.
Cash and cash equivalents	$—	$—	$88,946	$88,946
Restricted cash and cash equivalents	224,856	34,878	5,265	264,999
Total	$224,856	$34,878	$94,211	$353, 945

As of June 30, 2009, we had unrestricted cash and cash equivalents of $89.0 million. In addition, we had restricted cash and cash equivalents of $265.0 million, which were designated for the following purposes: $128.8 million for Sabine Pass LNG’s working capital; $96.1 million for interest payments related to the Senior Notes described below; $34.9 million for potential cash distributions by Cheniere Energy Partners, L.P. (“Cheniere Partners”); and, $5.3 million for other restricted purposes.

We amended the 2008 Convertible Loans, as described below, which amendment allowed us to transfer $65.2 million from the TUA reserve account early in order to utilize the funds for commercial opportunities.  As a result of this amendment, we reclassified approximately $65.2 million from restricted cash and cash equivalents to unrestricted cash and cash equivalents as of June 30, 2009.

 As described below in further detail by business segment and for corporate and other activities, we believe that we will have sufficient cash and cash equivalents to operate our business and pursue our business strategies over the next several years.

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

For each calendar year, Cheniere Partners is expected to make annual distributions of $1.70 per unit on all outstanding common units, subordinated units and related distributions to its general partner. We anticipate receiving $18.5 million per year out of the total $44.9 million of annual common unit distributions. We anticipate receiving $235.8 million per year from distributions to the subordinated and general partner units, of which we own 100%.

Cheniere Partners relies on the receipt of operating revenues from Sabine Pass LNG’s TUAs to fund quarterly cash distributions to us and other unitholders. Sabine Pass LNG is not permitted under the Sabine Pass Indenture to make cash distributions to Cheniere Partners if it does not satisfy a fixed charge coverage ratio test of 2:1, calculated as required in the Sabine Pass Indenture as well as other conditions. If the coverage test is not met, we may not receive distributions. The fixed charge coverage ratio test was met for the periods through June 30, 2009 and distributions in the amount of $149.3 million have been made during the first six months of 2009, from Sabine Pass LNG to Cheniere Partners. Cheniere Partners utilized the cash received from Sabine Pass LNG to pay expenses and make distributions.  Cheniere Partners has made distributions of $140.3 million in the aggregate to us and its other unitholders during the first six months of 2009.

A distribution reserve account was established from proceeds of Cheniere Partners’ initial public offering to pay distributions to the common unitholders and general partner to the extent needed for Cheniere Partners to make such distributions with funds other than unrestricted cash through the distributions for the second quarter of 2009, after which the funds remaining in the account are to be returned to us. Sabine Pass LNG began making distributions from unrestricted cash in February 2009 and Cheniere Partners expects to continue making its distributions from its unrestricted cash balances rather than from the distribution reserve account.

As of July 15, 2009, there was $34.9 million in the distribution reserve account. We expect that, after accounting for interest earned in the account, approximately $35 million of remaining funds will be distributed to us in August 2009 pursuant to the terms of Cheniere Partners’ partnership agreement.

We also expect to receive approximately $19 million of annual management and service fees from Sabine Pass LNG and Cheniere Partners pursuant to existing agreements.

Sabine Pass LNG Receiving Terminal

Our estimated aggregate construction, commissioning and operating cost budget through the achievement of full operability of the Sabine Pass LNG receiving terminal (with approximately 4.0 Bcf/d of total sendout capacity and five LNG storage tanks with approximately 16.8 Bcf of aggregate storage capacity) is approximately $1,559 million, excluding financing costs. Of this amount, approximately $1,499 million of construction and commissioning costs had been incurred as of June 30, 2009. Our remaining construction, commissioning and operating costs are anticipated to be funded from Sabine Pass LNG’s available cash.

The entire approximately 4.0 Bcf/d of regasification capacity that will be available at the Sabine Pass LNG receiving terminal upon completion of construction has been fully reserved under three long-term TUAs, under which Sabine Pass LNG’s customers are required to pay fixed monthly fees, whether or not they use the terminal. Because we achieved commercial operability of the Sabine Pass LNG receiving terminal in September 2008, capacity reservation fee TUA payments will be made by our third-party customers as follows:

•
Total has reserved approximately 1.0 Bcf/d of regasification capacity and has agreed to make monthly capacity payments to Sabine Pass LNG aggregating approximately $125 million per year for 20 years that commenced April 1, 2009. Total, S.A. has guaranteed Total’s obligations under its TUA up to $2.5 billion, subject to certain exceptions; and

•
Chevron has reserved approximately 1.0 Bcf/d of regasification capacity and has agreed to make monthly capacity payments to Sabine Pass LNG aggregating approximately $125 million per year for 20 years that commenced July 1, 2009. Chevron Corporation has guaranteed Chevron’s obligations under its TUA up to 80% of the fees payable by Chevron.

Our wholly-owned subsidiary, Cheniere Marketing, has reserved the remaining 2.0 Bcf/d of regasification capacity, and is entitled to use any capacity not utilized by Total and Chevron. Cheniere Marketing has agreed to make capacity payments aggregating approximately $250 million per year for the period from January 2009 through at least the third quarter of 2028. Cheniere has guaranteed Cheniere Marketing’s obligations under its TUA.

Under each of these TUAs, Sabine Pass LNG is entitled to retain 2% of the LNG delivered for the customer’s account, which Sabine Pass LNG will use primarily as fuel for revaporation and self-generated power at the Sabine Pass LNG receiving terminal.

Each of Total and Chevron previously paid us $20.0 million in nonrefundable advance capacity reservation fees, which will be amortized over a 10-year period as a reduction of each customer’s regasification capacity fees payable under its TUA.

Other LNG Receiving Terminals

We have a 30% limited partner interest in Freeport LNG. In October 2008, January 2009 and April 2009, Freeport LNG made distributions to us of $4.8 million, $3.9 million and $2.7 million, respectively. We expect to continue to receive distributions from Freeport LNG as they are approved by the board of directors of Freeport LNG’s general partner.

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

Natural Gas Pipeline Business

As of June 30, 2009, Phase 1 of the Creole Trail Pipeline, consisting of 94 miles of natural gas pipeline, had been constructed and placed into commercial operations. Expenditures incurred for the construction of the Creole Trail Pipeline through June 30, 2009 were approximately $554 million, including accrued liabilities. We believe we will have sufficient cash and cash equivalents to operate Phase 1 of our Creole Trail Pipeline for the next several years.

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

Cheniere Marketing will utilize the funds in the TUA reserve account, distributions from Cheniere Partners and operating cash flows to pay its TUA obligation.  We believe that we have sufficient cash and cash equivalents to fund our LNG and natural gas marketing business for the next several years.

Corporate and Other Activities

We are required to maintain corporate general and administrative functions to serve our business activities described above. We believe that we will have sufficient cash and cash equivalents to fund these functions over the next several years.

Although our focus is primarily on the development of LNG-related businesses, we continue to be involved to a limited extent in oil and gas exploration, development and exploration activities in the shallow waters of the Gulf of Mexico. We do not anticipate significant cash expenditures related to these activities and expect our cash inflows from oil and natural gas production to decrease as reserves are produced.

Sources and Uses of Cash

The following table (in thousands) and the explanatory paragraphs following the table summarize the sources and uses of our cash and cash equivalents for the six months ended June 30, 2009 and 2008. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this document.

	Six Months Ended June 30,
	2009	2008
		(As adjusted)
SOURCES OF CASH AND CASH EQUIVALENTS
Use of restricted cash and cash equivalents	$149,479	$410,470
Use of restricted treasury securities	—	21,717
Proceeds from debt	—	95,000
Other	4,286	241
Total sources of cash and cash equivalents	153,765	527,428

USES OF CASH AND CASH EQUIVALENTS
LNG terminal and pipeline construction-in-process	(81,175)	(440,782)
Debt repurchases	(30,030)	—
Operating cash flow	(27,643)	(107,162)
Purchase of LNG for commissioning, net of amounts transferred to LNG terminal construction-in- process	(14,184)	(65,416)
Advances under long-term contracts, net of transfers to construction-in-process	—	(5,118)
Debt issuance costs	(33)	(12,503)
Distributions to non-controlling interest holders	(13,196)	(13,196)
Purchase of treasury shares	(80)	(4,406)
Purchases of intangible and fixed assets, net of sales	(140)	(3,542)
Other	(530)	(9,218)
Total uses of cash and cash equivalents	(167,011)	(661,343)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,246)	(133,915)
CASH AND CASH EQUIVALENTS—beginning of period	102,192	296,530
CASH AND CASH EQUIVALENTS—end of period	$88,946	$162,615

Use of restricted cash and cash equivalents

In November 2006, Sabine Pass LNG issued an aggregate principal amount of $2,032.0 million of Senior Secured Notes consisting of $550.0 million of 7¼% Senior Secured Notes due 2013 (the “2013 Notes”) and $1,482.0 million of 7½% Senior Secured Notes due 2016 (the “2016 Notes” and collectively with the 2013 Notes, the “Senior Notes”). Under the indenture governing the Senior Notes, a portion of the proceeds from the Senior Notes is required to be used for scheduled interest payments and to fund the cost to complete construction of the Sabine Pass LNG receiving terminal. Due to these restrictions imposed by the indenture, the proceeds are not presented as cash and cash equivalents, and therefore, when proceeds from the Senior Notes are used they are presented as a source of cash and cash equivalents. For the six months ended June 30, 2009, the $149.5 million use of restricted cash and cash equivalents was the result of obtaining access to use the $65.2 million of restricted cash and cash equivalents in the TUA reserve account and using restricted cash and cash equivalents to pay for scheduled interest payments and construction activities at the Sabine Pass LNG receiving terminal. For the six months ended June 30, 2008, the $410.5 million of restricted cash and cash equivalents were used primarily to pay for scheduled interest payments and construction activities at the Sabine Pass LNG receiving terminal.

LNG terminal and pipeline construction-in-process

Capital expenditures for our LNG receiving terminals and pipeline projects were $81.2 million and $440.8 million in the six months ended June 30, 2009 and 2008, respectively. The 81.6% decrease of LNG terminal and pipeline construction-in-process in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, resulted primarily from our completing construction of the initial phase of the Sabine Pass LNG receiving terminal, which commenced construction in the first quarter of 2005, and the Creole Trail Pipeline, which commenced initial construction in the second quarter of 2007.

Debt repurchases

Net cash used in debt repurchase was $30.0 million and zero in the six months ended June 30, 2009 and 2008, respectively. During the second quarter of 2009, we reduced long-term debt by exchanging a combination of $30.0 million cash and cash equivalents and 4.0 million common shares for $120.4 million aggregate principal amount of our Convertible Senior Unsecured Notes.

Operating cash flow

Net cash used in operations was $27.6 million and $107.2 million in the six months ended June 30, 2009 and 2008, respectively. Net cash used in operations in the six months ended June 30, 2009 and 2008 related primarily to the continued development of our LNG receiving terminals, natural gas pipelines and LNG and natural gas marketing business, offset by TUA payments received from Total and Chevron during the six months ended June 30, 2009.

Purchase of LNG for commissioning, net of amounts transferred to LNG terminal construction-in- process

In the six months ended June 30, 2009, we acquired and successfully unloaded an additional LNG commissioning cargo for the Sabine Pass LNG receiving terminal. As of June 30, 2008, we acquired LNG commissioning cargoes for the Sabine Pass LNG receiving terminal and successfully unloaded the LNG into the Sabine Pass LNG receiving terminal.

Distributions to non-controlling interest holders

During the six months ended June 30, 2009 and 2008 we made distributions of $13.2 million to non-controlling interest holders of Cheniere Partners.

Debt Agreements

The following table (in thousands) and the explanatory paragraphs following the table summarize our various debt agreements as of June 30, 2009.

	Sabine Pass LNG, L.P.	Cheniere Energy Partners, L.P.	Other Cheniere Energy, Inc.	Consolidated Cheniere Energy, Inc.
Long-term debt
Senior Notes	$2,215,500	$—	$—	$2,215,500
2007 Term Loan	—	—	400,000	400,000
2008 Convertible Loans	—	—	276,959	276,959
Convertible Senior Unsecured Notes	—	—	204,630	204,630
Total long-term debt	2,215,500	—	881,589	3,097,089

Debt discount
Senior Notes (1)	(34,819)	—	—	(34,819)
Convertible Senior Unsecured Notes (2)	—	—	(45,950)	(45,950)
Total debt discount	(34,819)	—	(45,950)	(80,769)

Long-term debt, net of discount	$2,180,681	$—	$835,639	$3,016,320

(1)
In September 2008, Sabine Pass LNG issued an additional $183.5 million, par value, of 2016 Notes.  The net proceeds from the additional issuance of the 2016 Notes were $145.0 million.  The difference between the par value and the net proceeds is the debt discount, which will be amortized through the maturity of the 2016 Notes.

(2)
We adopted FSP APB 14-1, effective as of January 1, 2009, which required us to record a debt discount on our Convertible Senior Unsecured Notes.  The unamortized discount will be amortized through the maturity of the Convertible Senior Unsecured Notes.

Convertible Senior Unsecured Notes

In July 2005, we consummated a private offering of $325.0 million aggregate principal amount of Convertible Senior Unsecured Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The notes bear interest at a rate of 2¼% per year. Interest on the notes is payable semi-annually in arrears February 1 and August 1 of each year. The notes are convertible at any time into our common stock under certain circumstances at an initial conversion rate of 28.2326 per $1,000 principal amount of the notes, which is equal to a conversion price of approximately $35.42 per share. As of June 30, 2009, no holders had elected to convert their notes. We may redeem some or all of the notes on or before August 1, 2012, for cash equal to 100% of the principal plus any accrued and unpaid interest if in the previous 10 trading days the volume-weighted average price of our common stock exceeds $53.13, subject to adjustment, for at least five consecutive trading days. In the event of such redemption, we will make an additional payment equal to the present value of all remaining scheduled interest payments through August 1, 2012, discounted at the U.S. Treasury securities rate plus 50 basis points. The Indenture governing the notes contains customary reporting requirements.

During the second quarter of 2009, we reduced debt by exchanging $120.4 million aggregate principal amount of our Convertible Senior Unsecured Notes for a combination of $30.0 million cash and cash equivalents and 4.0 million common shares, reducing our principal amount due in 2012 to $204.6 million, at June 30, 2009. As a result of the exchange, we will recognize a gain of $45.4 million that we have reported as gain on early extinguishment of debt in our Consolidated Statements of Operations for the three and six months ended June 30, 2009.

Sabine Pass LNG Senior Notes

Sabine Pass LNG has issued an aggregate principal amount of $2,215.5 million of Senior Notes consisting of $550.0 million of 7¼% Senior Secured Notes due 2013 and $1,665.5 million of 7½% Senior Secured Notes due 2016. Interest on the Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The Senior Notes are secured on a first-priority basis by a security interest in all of Sabine Pass LNG’s equity interests and substantially all of its operating assets. Under the Sabine Pass Indenture governing the Senior Notes, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied. There must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment. In addition, there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture.

2007 Term Loan

In May 2007, Cheniere Subsidiary Holdings, LLC, a wholly-owned subsidiary of Cheniere, entered into a $400.0 million credit agreement (“2007 Term Loan”). Borrowings under the 2007 Term Loan generally bear interest at a fixed rate of 9¾% per annum. Interest is calculated on the unpaid principal amount of the 2007 Term Loan outstanding and is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The 2007 Term Loan will mature on May 31, 2012. The 2007 Term Loan is secured by a pledge of our 135,383,831 subordinated units in Cheniere Partners and our equity interests in the entities that own our 30% interest in Freeport LNG.

2008 Convertible Loans

In August 2008, we entered into a credit agreement pursuant to which we obtained $250.0 million in convertible term loans (“2008 Convertible Loans”). The 2008 Convertible Loans will mature in 2018, but the lenders can require prepayment of the loans for thirty days following August 15, 2011, 2013 and 2015, and upon a change of control. The 2008 Convertible Loans bear interest at a fixed rate of 12% per annum, except during the occurrence of an event of default during which time the rate of interest will be 14% per annum. Interest is due semi-annually on the last business day of January and July. At our option, until August 15, 2011, accrued interest may be added to the principal on each semi-annual interest date. The aggregate amount of all accrued interest to August 15, 2011 will be payable on the maturity date. The 2008 Convertible Loans are secured by Cheniere’s rights and fees payable under management services agreements with Sabine Pass LNG and Cheniere Partners, by Cheniere’s common units in Cheniere Partners, by the equity and non-real property assets of Cheniere’s pipeline entities, by the equity of various other subsidiaries and certain other assets and subsidiary guarantees. The principal amount of $250.0 million may be exchanged for newly-created Series B Convertible Preferred Stock, par value $0.0001 per share (“Series B Preferred Stock”), with voting rights limited to the equivalent of 10,125,000 shares of common stock. The exchange ratio is one share of Series B Preferred Stock for each $5,000 of outstanding borrowings, subject to adjustment. The exchange ratio will be adjusted in the event we make certain distributions of cash, shares or property on our shares of common stock. The aggregate Series B Preferred Stock is exchangeable into 50 million shares of common stock at a price of $5.00 per share pursuant to a broadly syndicated offering. We are required to file a registration statement to register the Series B Preferred Stock upon demand by the majority of the holders of the Series B Preferred Stock. Such holders also have the right to demand registration of the shares of common stock into which the Series B Preferred Stock is convertible. No portion of any accrued interest is eligible for conversion into Series B Preferred Stock. We placed $135.0 million of the borrowings under the 2008 Convertible Loans into a TUA reserve account to pay the reservation fee and operating fee as defined under Cheniere Marketing’s TUA. We utilized $95.0 million of the borrowings under the 2008 Convertible Loans to repay a bridge loan. The remaining borrowings were utilized to pay for interest on the bridge loan, to pay expenses incurred in connection with the issuance of the 2008 Convertible Loans and consideration of other strategic alternatives, and to fund working capital and general corporate needs of Cheniere and its subsidiaries.

As long as the 2008 are exchangeable for shares of Series B Preferred Stock or shares of Series B Preferred Stock remain outstanding, the holders of a majority of the 2008 Convertible Loans and Series B Preferred Stock, acting together, shall have the right to nominate two individuals to the Company’s Board of Directors, and together with Board of Directors, a third nominee, who shall be an independent director.  In addition, one of the lenders is Scorpion Capital Partners LP (“Scorpion”), an affiliate of one of the Company’s directors.  As of June 30, 2009 and December 31, 2008, we have presented $277.0 million and $261.4 million, respectively, as Long-term Debt—Related Party on our Consolidated Balance Sheets.

Issuances of Common Stock

During the first six months of 2009, no shares of our common stock were issued pursuant to the exercise of stock options. We issued 314,000 shares of non-vested restricted stock to new and existing employees during the first six months of 2009.  We issued 4.0 million shares of our common stock as part of the consideration used to repurchase a portion of the Convertible Senior Unsecured Notes.

During the first six months of 2008, a total of 45,000 shares of our common stock were issued pursuant to the exercise of stock options, resulting in net cash proceeds of $0.2 million. In addition, in January 2008, 480,000 shares of our common stock were issued to our employees in the form of non-vested restricted stock awards, and 537,000 shares of vested common stock were issued to our executive officers related to our performance in 2007. During the first six months of 2008, we issued an additional 21,000 shares of non-vested restricted stock to new and existing employees.

Results of Operations

Three Months Ended June 30, 2009 vs. Three Months Ended June 30, 2008 (As adjusted)

Overall Operations

Our consolidated net loss was $13.1 million ($0.25 net loss per common share—basic and diluted) in the three months ended June 30, 2009, a 91.0% decrease over our $136.5 million ($2.90 net loss per common share—basic and diluted) in the three months ended June 30, 2008 consolidated net loss. The decrease in net loss was primarily due to an increase in LNG terminal revenue related to the start of our TUA fee from Total, the gain associated with the repurchase of a portion of our Convertible Senior Unsecured Notes at a discount, the absence of restructuring charges and a decrease of general and administrative expenses (“G&A”); partially offset by increases in interest expense and depreciation expense.  As a result of our repurchase of a portion of our Convertible Senior Unsecured Notes at a discount, we recognized a one-time $45.4 million gain on early extinguishment of debt in the three months ended June 30, 2009 compared to zero gain in the three months ended June 30, 2008.  Not including the impact of this gain on early extinguishment of debt in the three months ended June 30, 2009, our net loss would have been $58.5 million, or $1.13 net loss per common share—basic and diluted.

Revenues

Revenues increased $37.0 million in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The increase in revenues was primarily caused by the commencement of Total’s TUA payments effective April 1, 2009. Total has reserved approximately 1.0 Bcf/d of regasification capacity at our Sabine Pass LNG receiving terminal for 20 years paying approximately $125 million per year.  Revenues in the three months ended June 30, 2009, did not include payments under Chevron’s TUA, which commenced effective July 1, 2009.

LNG receiving terminal and pipeline operating expense

LNG receiving terminal and pipeline operating expense increased $8.8 million in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. This increase in operating expense is a result of the Sabine Pass LNG receiving terminal’s initial 2.6 Bcf/d of regasification capacity and 10.2 Bcf/d of storage capacity achieving commercial operability in the third quarter of 2008.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense increased $9.5 million in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. This increase resulted from our having begun depreciating the Sabine Pass LNG receiving terminal’s initial 2.6 Bcf/d of regassification capacity and 10.1 Bcf of storage capacity in the third quarter of 2008 when it was ready for use and placed in service, and our having begun depreciating the Creole Trail Pipeline during the second quarter of 2008 when it was ready for use and placed in service.

Restructuring Charges

Restructuring charges decreased $78.6 million in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. During the three months ended June 30, 2008, we recognized $78.6 million in restructuring charges as a result of our 2008 cost savings program in connection with the downsizing of our natural gas marketing business activities, wrapping up of significant construction activities for both Sabine Pass LNG receiving terminal and Creole Trail Pipeline and seeking alternative arrangements for our time charter interest in two LNG vessels.  In the three months ended June 20, 2009 we did not record any restructuring charges and do not expect to record any material amounts in the future as it relates to the 2008 cost savings program mentioned.

General and Administrative Expenses

G&A expenses decreased $3.9 million in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. This decrease in G&A expense primarily resulted from a reduction in a tax accrual and a reduction in salaries and benefits incurred in 2009 associated with our 2008 cost savings program and the allocation of salaries and benefits to operating costs as a result of the achievement of commercial operability of the Sabine Pass LNG receiving terminal in September 2008. Included in G&A expenses in the three months ended June 30, 2009 and 2008 were non-cash compensation of $5.0 million and $2.8 million, respectively. Excluding the impact of non-cash compensation, G&A for the three months ended June 30, 2009 and 2008 would have been $10.4 million and $16.6 million, respectively.

Interest Expense, net

Interest expense, net of amounts capitalized, increased $36.3 million in the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The increase in interest expense was caused by additional debt issuances during the third quarter of 2008, and a decrease in capitalized interest as a result of placing in service the initial phase of the Sabine Pass LNG receiving terminal and Creole Trail Pipeline in the third quarter of 2008 and second quarter of 2008, respectively.

Derivative Gain (Loss)

Derivative gain (loss) in the three months ended June 30, 2009 was a gain of $0.8 million compared to a loss of $11.5 million in the three months ended June 30, 2008. The change in derivative gain (loss) is a function of natural gas commodity prices and the resultant general decrease in natural gas prices for the comparative periods that increase the value of our natural gas derivative instruments that we use to hedge exposure to decreasing natural gas prices.

Interest Income

Interest income decreased $4.4 million in the three months ended June 30, 2009 compared to the three months ended June 30, 2008, due to lower average invested cash balances resulting from the use of cash to pay construction costs and interest payments and lower interest rates.

Six Months Ended June 30, 2009 vs. Six Months Ended June 30, 2008 (As adjusted)

Overall Operations

Our consolidated net loss was $95.8 million ($1.91 net loss per common share—basic and diluted) in the six months ended June 30, 2009, a 49.9% decrease over our $191.2 million ($4.06 net loss per common share—basic and diluted) in the six months ended June 30, 2008 consolidated net loss. The decrease in net loss was primarily due to an increase in LNG terminal revenue related to the start of our TUA fee from Total, the gain associated with the repurchase of a portion of our Convertible Senior Unsecured Notes at a discount, the absence of restructuring charges and a decrease of G&A; partially offset by increases in interest expense and depreciation expense.  As a result of our repurchase of a portion of our Convertible Senior Unsecured Notes at a discount, we recognized a one-time $45.4 million gain on early extinguishment of debt in the six months ended June 30, 2009 compared to zero gain in the six months ended June 30, 2008.  Not including the impact of this gain on early extinguishment of debt in the six months ended June 30, 2009, our net loss would have been $141.2 million, or $2.81 net loss per common share—basic and diluted.

Revenues

Revenues increased $36.8 million in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The increase in revenues was primarily caused by the commencement of Total’s TUA payments effective April 1, 2009. Total has reserved approximately 1.0 Bcf/d of regasification capacity at our Sabine Pass LNG receiving terminal for 20 years paying approximately $125 million per year.  Revenues in the three months ended June 30, 2009, did not include payments under Chevron’s TUA, which commenced effective July 1, 2009.

LNG receiving terminal and pipeline operating expense

LNG receiving terminal and pipeline operating expense increased $17.6 million in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. This increase in operating expense is a result of the Sabine Pass LNG receiving terminal’s initial 2.6 Bcf/d of regasification capacity and 10.2 Bcf/d of storage capacity achieving commercial operability in the third quarter of 2008, and Phase 1 of the Creole Trail Pipeline achieving commercial operability in the second quarter of 2008.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense increased $19.2 million in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. This increase resulted from our having begun depreciating the Sabine Pass LNG receiving terminal’s initial 2.6 Bcf/d of regasification capacity and 10.1 Bcf of storage capacity in the third quarter of 2008 when it was ready for use and placed in service, and our having begun depreciating the Creole Trail Pipeline during the second quarter of 2008 when it was ready for use and placed in service.

Restructuring Charges

Restructuring charges decreased $78.6 million in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. During the six months ended June 30, 2008, we recognized $78.6 million in restructuring charges as a result of our 2008 cost savings program in connection with the downsizing of our natural gas marketing business activities, wrapping up of significant construction activities for both Sabine Pass LNG receiving terminal and Creole Trail Pipeline and seeking alternative arrangements for our time charter interest in two LNG vessels.  In the six months ended June 20, 2009, we did not record any restructuring charges and do not expect to record any material amounts in the future as it relates to the 2008 cost savings program mentioned.

General and Administrative Expenses

G&A expenses decreased $16.8 million in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. This decrease in G&A expense primarily resulted from a reduction in a tax accrual and a reduction in salaries and benefits incurred in 2009 associated with our 2008 cost savings program and the allocation of salaries and benefits to operating costs as a result of the achievement of commercial operability of the Sabine Pass LNG receiving terminal in September 2008. Included in G&A expenses in the six months ended June 30, 2009 and 2008 were non-cash compensation of $9.2 million and $14.0 million, respectively. Excluding the impact of non-cash compensation, G&A for the six months ended June 30, 2009 and 2008 would have been $23.9 million and $36.0 million, respectively.

Interest Expense, net

Interest expense, net of amounts capitalized, increased $65.0 million in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The increase in interest expense was caused by additional debt issuances during the third quarter of 2008, and a decrease in capitalized interest as a result of placing in service the initial phase of the Sabine Pass LNG receiving terminal and Creole Trail Pipeline in the third quarter of 2008 and second quarter of 2008, respectively. In addition, the increase in interest expense was a result of additional debt issuances during the third quarter of 2008.

Derivative Gain (Loss)

Derivative gain (loss) in the six months ended June 30, 2009 was a gain of $3.3 million compared to a loss of $12.4 million in the six months ended June 30, 2008. The change in derivative gain (loss) is a function of natural gas commodity prices and the resultant general decrease in natural gas prices for the comparative periods that increase the value of our natural gas derivative instruments that we use to hedge exposure to decreasing natural gas prices.

Interest Income

Interest income decreased $13.2 million in the six months ended June 30, 2009 compared to the six months ended June 30, 2008, due to lower average invested cash balances resulting from the use of cash to pay construction costs and interest payments and lower interest rates.

Off-Balance Sheet Arrangements

As of June 30, 2009, we had no “off-balance sheet arrangements” that may have a current or future material affect on our consolidated financial position or results of operations.

Summary of Critical Accounting Policies and Estimates

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives but involve an implementation and interpretation of existing rules, and the use of judgment, to apply the accounting rules to the specific set of circumstances existing in our business. In preparing our financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), we endeavor to comply properly with all applicable rules on or before their adoption, and we believe that the proper implementation and consistent application of the accounting rules are critical. However, not all situations are specifically addressed in the accounting literature. In these cases, we must use our best judgment to adopt a policy for accounting for these situations. We accomplish this by analogizing to similar situations and the accounting guidance governing them.

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

Cash Flow Hedges

We have used, and may in the future use, derivative instruments to limit our exposure to variability in expected future cash flows. As defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, cash flow hedge transactions hedge the exposure to variability in expected future cash flows. In the case of cash flow hedges, the hedged item (the underlying risk) is generally unrecognized (i.e., not recorded on the balance sheet prior to settlement), and any changes in the fair value, therefore, will not be recorded within earnings. Conceptually, if a cash flow hedge is effective, this means that a variable, such as a movement in interest rates, has been effectively fixed so that any fluctuations will have no net result on either cash flows or earnings. Therefore, if the changes in fair value of the hedged item are not recorded in earnings, then the changes in fair value of the hedging instrument (the derivative) must also be excluded from the income statement or else a one-sided net impact on earnings will be reported, despite the fact that the establishment of the effective hedge results in no net economic impact. To prevent such a scenario from occurring, SFAS No. 133 requires that the fair value of a derivative instrument designated as a cash flow hedge to be recorded as an asset or liability on the balance sheet, but with the offset reported as part of other comprehensive income, to the extent that the hedge is effective. We assess both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in our hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. On an on-going basis, we monitor the actual dollar offset of the hedges’ market values compared to hypothetical cash flow hedges. Any ineffective portion of the cash flow hedges will be reflected in earnings. Ineffectiveness is the amount of gains or losses from derivative instruments that are not offset by corresponding and opposite gains or losses on the expected future transaction.

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

Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the use of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. We believe that implied volatility, calculated based on traded options of our common stock, combined with historical volatility is an appropriate indicator of expected volatility and future stock price trends. Therefore, the expected volatility for the year ended December 31, 2008 used in our fair value model was based on a combination of implied and historical volatilities. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, future share-based compensation expense could be significantly different from what we have recorded in the current period (See Note 16—“Share-Based Compensation” of our Notes to Consolidated Financial Statements).

New Accounting Standards and Recently Issued Accounting Standards Not Yet Adopted

In April 2009, the FASB issued FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in SFAS No. 157. This FSP clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly. The scope of this FSP does not include assets and liabilities measured under level 1 inputs. We adopted FSP SFAS 157-4 on June 30, 2009 and will apply it prospectively to all fair value measurements where appropriate. The adoption of FSP SFAS 157-4 did not have a material impact on our financial position, results of operations or cash flow.

On June 30, 2009, we adopted FSP SFAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires publicly-traded companies, as defined in APB Opinion No. 28, Interim Financial Reporting, to provide disclosures on the fair value of financial instruments in interim financial statements. The adoption of FSP SFAS 107-1 did not have a material impact on our financial position, results of operations or cash flow.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Although there is new terminology, the standard is based on the same principles as those that currently exist.  This statement, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  We adopted the statement for the period ending June 30, 2009.  The adoption of this statement did not have a material impact on our financial position, results of operations or cash flow.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) Consolidation of Variable Interest Entities. This statement clarifies the characteristics that identify a variable interest entity (VIE) and changes how a reporting entity identifies a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards calculation to a qualitative approach based on which variable interest holder has a controlling financial interest and the ability to direct the most significant activities that impact the VIE’s economic performance.  This statement requires the primary beneficiary assessment to be performed on a continuous basis.  It also requires additional disclosures about an entity’s involvement with VIE, restrictions on the VIE’s assets and liabilities that are included in the reporting entity’s consolidated balance sheet, significant risk exposures due to the entity’s involvement with the VIE, and how its involvement with a VIE impacts the reporting entity’s consolidated financial statements. SFAS No.167 is effective for fiscal years beginning after November 15, 2009.  We do not expect the adoption of SFAS No. 167, effective as of January 1, 2010, to have a material impact on our financial position, results of operations or cash flow.

In June 2009, the FASB issued SFAS No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. We adopted SFAS No. 168 on July 1, 2009, and we do not anticipate this adoption to have an impact on our financial position, results of operations or cash flow.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our Consolidated Balance Sheets.

Marketing and Trading Commodity Price Risk

Through Cheniere Marketing, we from time to time will enter into natural gas derivatives to hedge the exposure of future cash flows associated with the LNG that we hold. We use value at risk (“VaR”) and other methodologies for market risk measurement and control purposes. At June 30, 2009, the one-day VaR with a 95% confidence interval of our derivative positions was less than $0.1 million. At December 31, 2008, the one-day VaR with a 95% confidence interval of our derivative positions was less than $0.1 million.

Our derivative positions as of June 30, 2009 primarily consisted of exchange cleared NYMEX natural gas swaps entered into to hedge the exposure to variability in expected future cash flows related to the sale of commercial LNG and of excess LNG purchased for commissioning the Sabine Pass LNG receiving terminal. As of June 30, 2009, we had entered into a total of 5,150,000 MMBtu of NYMEX natural gas swaps through January 31, 2010 for which we will receive fixed prices of $3.844 to $6.101 per MMBtu. At June 30, 2009, the value of the derivatives was an asset of $1.0 million.

Item 4.	Disclosure Controls and Procedures

Based on their evaluation as of the end of the quarter ended June 30, 2009, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are (i) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of June 30, 2009, there were no threatened or pending legal matters that would have a material impact on our consolidated results of operations, financial position or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

We held an annual meeting of our stockholders on June 12, 2009. The following individuals were elected to serve as Class II directors on the Board of Directors and each such individual will hold office until our 2012 annual meeting or until his successor is duly elected and qualified: Nuno Brandolini, John M. Deutch and Paul J. Hoenmans. In addition to the election of directors, the following matters were submitted to a vote and approved by our stockholders: approval of an amendment to our Restated Certification of Incorporation, approval of Amendment No. 4 to our Amended and Restated 2003 Stock Incentive Plan and the ratification of the appointment of Ernst & Young LLP as independent accountants for the fiscal year ending December 31, 2009 by the Audit Committee of our Board of Directors.  We sought approval of an amendment to our Amended and Restated Certificate of Incorporation in order to increase the number of shares of authorized common stock from 120,000,000 to 240,000,000.  We sought approval of Amendment No. 4 to our Amended and Restated 2003 Stock Incentive Plan to provide as follows:

•	to increase the number of shares of common stock available for issuance under the plan from 11,000,000 to 21,000,000;

•	to increase the maximum number of shares that can be granted to any one individual during a calendar year from 1,000,000 to 3,000,000;

•	to increase the aggregate cash awards that may be payable to an individual during any calendar year from $10 million to $25 million ; and

•	to add an additional permissible business criterion pursuant to which performance awards may be granted under the plan.

There were 52,225,573 shares of common stock outstanding and eligible to vote as of the record date of April 13, 2009.  Approximately 85% of the outstanding voting shares, or 44,904,531 shares of common stock, were present, either in person or by proxy, and were voted at the 2009 annual meeting.  The following table summarizes the results of the voting:

ITEM 1:	ELECTION OF DIRECTORS

Director	Number of Votes For	Number of Votes Withheld
Nuno Brandolini	43,650,566	1,253,965
John M. Deutch	42,716,196	2,188,335
Paul J. Hoenmans	43,997,924	906,607

ITEM 2:	APPROVAL OF THE AMENDMENT TO THE COMPANY’S RESTATED CERTIFICATE OF INCORPORATION

Number of Votes For	Percent of Outstanding Shares	Number of Votes Against	Percent of Outstanding Shares	Number of Votes Abstained	Percent of Outstanding Shares	Non- Votes	Percent of Outstanding Shares

29,730,584	56.93%	3,663,165	7.01%	92,757	0.18%	11,418,025	21.86%

ITEM 3:	APPROVAL OF AMENDMENT NO. 4 TO THE CHENIERE ENERGY, INC AMENDED AND RETATED 2003 STOCK INCENTIVE PLAN

Number of Votes For	Percent of Votes Cast	Number of Votes Against	Percent of Votes Cast	Number of Votes Abstained	Percent of Votes Cast	Non- Votes	Percent of Votes Cast
26,555,163	59.14%	6,790,806	15.12%	140,537	0.31%	11,418,025	25.43%

ITEM 4:	RATIFICATION OF THE AUDIT COMMITTEE’S APPOINTMENT OF ERNST & YOUNG LLP

Number of Votes For	Percent of Votes Cast	Number of Votes Against	Percent of Votes Cast	Number of Votes Abstained	Percent of VotesCast	Non- Votes	Percent of Votes Cast
44,315,525	98.69%	400,106	0.89%	188,900	0.42%	0	0.0%

Item 6.	Exhibits

(a)	Each of the following exhibits is filed herewith:

10.1
Change Order 11 to Agreement for Engineering, Procurement, Construction and Management of Construction Services for the Sabine Pass 2 Receiving, Storage and Regasification Terminal expansion, dated July 21, 2006, between Sabine Pass LNG, L.P. and Bechtel Corporation

10.2	Change Orders 9, 10, 11 and 12 to Engineer, Procure and Construct (EPC) LNG Unit Rate Soil Contract, dated July 21, 2006, between Sabine Pass LNG, L.P. and Remedial Construction Services, L.P.

10.3
Amendment No. Four-C to Credit Agreement, dated June 23, 2009, among Cheniere Common Units Holdings, LLC, the other Loan Parties (as defined therein), the Lenders (as defined therein) and The Bank of New York Mellon, as administrative agent and collateral agent

10.4
Amendment No. Four-D to Credit Agreement, dated June 29, 2009, among Cheniere Common Units Holdings, LLC, the other Loan Parties (as defined therein), the Lenders (as defined therein) and The Bank of New York Mellon, as administrative agent and collateral agent

10.5	First Amendment to Security Deposit Agreement, dated June 19, 2009, by and between Cheniere LNG Holdings, LLC and The Bank of New York Mellon as collateral agent and depositary agent

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHENIERE ENERGY, INC.

/s/ JERRY D. SMITH
Jerry D. Smith Vice President and Chief Accounting Officer (on behalf of the registrant and as principal accounting officer)

Date: August 6, 2009