Form 10-Q
period 2009-09-30
CHENIERE ENERGY INC
filed 2009-11-06
CIK 3570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 3, 2009, there were 56,526,031 shares of Cheniere Energy, Inc. common stock, $0.003 par value, issued and outstanding.

CHENIERE ENERGY, INC.
INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	37

Item 6.	Exhibits	37

i

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2009	December 31, 2008
ASSETS	(unaudited)	(As adjusted)
CURRENT ASSETS
Cash and cash equivalents	$87,354	$102,192
Restricted cash and cash equivalents	183,273	301,550
LNG inventory	20,760	—
Accounts and interest receivable	8,895	3,630
Prepaid expenses and other	19,985	9,220
TOTAL CURRENT ASSETS	320,267	416,592
NON-CURRENT RESTRICTED CASH AND CASH EQUIVALENTS	82,892	138,483
NON-CURRENT RESTRICTED U.S. TREASURY SECURITIES	—	20,829
PROPERTY, PLANT AND EQUIPMENT, NET	2,237,650	2,170,158
DEBT ISSUANCE COSTS, NET	48,971	55,688
GOODWILL	76,819	76,844
INTANGIBLE LNG ASSETS	6,106	6,106
LNG HELD FOR COMMISSIONING	—	9,923
ADVANCES UNDER LONG-TERM CONTRACTS	728	10,705
OTHER	15,612	14,754
TOTAL ASSETS	$2,789,045	$2,920,082

LIABILITIES AND DEFICIT
CURRENT LIABILITIES
Accounts payable	$250	$1,220
Accrued liabilities	89,468	61,883
Deferred revenue	26,196	2,500
Other	330	530
TOTAL CURRENT LIABILITIES	116,244	66,133

LONG-TERM DEBT, NET OF DISCOUNT	2,684,279	2,750,308
LONG-TERM DEBT—RELATED PARTIES, NET OF DISCOUNT	344,697	332,054
DEFERRED REVENUE	34,500	37,500
OTHER NON-CURRENT LIABILITIES	16,930	8,141
COMMITMENTS AND CONTINGENCIES	—	—
DEFICIT
Stockholders’ equity (deficit)
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.003 par value
Authorized: 240,000,000 and 120,000,000 shares at September 30, 2009 and December 31, 2008, respectively
Issued and outstanding: 56,529,000 and 52,297,000 shares at September 30, 2009 and December 31, 2008, respectively	170	157
Treasury stock: 288,000 and 179,000 shares at September 30, 2009 and December 31, 2008, respectively, at cost	(576)	(496)
Additional paid-in-capital	330,553	300,033
Accumulated deficit	(962,045)	(823,756)
Accumulated other comprehensive loss	(41)	(154)
TOTAL STOCKHOLDERS’ DEFICIT	(631,939)	(524,216)
Non-controlling interest	224,334	250,162
TOTAL DEFICIT	(407,605)	(274,054)
TOTAL LIABILITIES AND DEFICIT	$2,789,045	$2,920,082

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(As adjusted)		(As adjusted)
REVENUES
LNG receiving terminal revenues	$65,119	$—	$103,320	$—
Oil and gas sales	797	1,375	2,370	3,668
Marketing and trading	(9,609)	2,725	(10,265)	2,823
Other	25	—	100	—
TOTAL REVENUES	56,332	4,100	95,525	6,491

OPERATING COSTS AND EXPENSES
LNG receiving terminal and pipeline development expense	122	1,522	122	10,803
LNG receiving terminal and pipeline operating expense	8,004	4,163	26,033	4,579
Oil and gas production and exploration costs	126	120	290	421
Depreciation, depletion and amortization	14,269	7,220	39,126	12,837
Restructuring charges	—	287	—	78,851
General and administrative expense	15,557	29,933	48,776	79,976
TOTAL OPERATING COSTS AND EXPENSES	38,078	43,245	114,347	187,467

INCOME (LOSS) FROM OPERATIONS	18,254	(39,145)	(18,822)	(180,976)
Loss from equity method investments	—	—	—	(4,800)
Derivative gain, net	1,158	14,692	4,482	2,325
Gain (loss) on early extinguishment of debt	—	(10,716)	45,363	(10,716)
Interest expense, net	(61,557)	(40,977)	(176,766)	(90,249)
Interest income	114	3,535	1,313	17,940
Other income (loss)	124	(33)	107	(103)
LOSS BEFORE INCOME TAXES AND NON-CONTROLLING INTEREST	(41,907)	(72,644)	(144,323)	(266,579)
INCOME TAX PROVISION	—	—	—	—
LOSS BEFORE NON-CONTROLLING INTEREST	(41,907)	(72,644)	(144,323)	(266,579)
NON-CONTROLLING INTEREST	(590)	1,025	6,034	4,694
NET LOSS	$(42,497)	$(71,619)	$(138,289)	$(261,885)

Net loss per common share—basic and diluted	$(0.80)	$(1.51)	$(2.71)	$(5.55)
Weighted average number of common shares outstanding—basic and diluted	52,945	47,492	51,073	47,200

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Cheniere Energy, Inc. Common Stockholders
	Common Stock		Treasury Stock		Additional	Accumulated	Accumulated Other Comprehensive	Non- controlling	Total Equity
	Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Loss	Interest	(Deficit)
Balance—December 31, 2008	52,297	$157	179	$(496)	$181,289	$(785,389)	$(154)	$250,162	$(354,431)
Cumulative effect of accounting change	—	—	—	—	118,744	(38,367)	—	—	80,377
Balance—December 31, 2008 (as adjusted)	52,297	$157	179	$(496)	$300,033	$(823,756)	$(154)	$250,162	$(274,054)
Issuances of stock	3,985	12	—	—	16,212	—	—	—	16,224
Issuances of restricted stock	356	1	—	—	(1)	—	—	—	—
Forfeitures of restricted stock	(86)	—	86	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	14,308	—	—	—	14,308
Treasury stock acquired	(23)		23	(80)	1	—	—	—	(79)
Foreign currency translation	—	—	—	—	—	—	113	—	113
Loss attributable to non-controlling interest	—	—	—	—	—	—	—	(6,034)	(6,034)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(19,794)	(19,794)
Net loss	—	—	—	—	—	(138,289)	—	—	(138,289)
Balance—September 30, 2009	56,529	$170	288	$(576)	$330,553	$(962,045)	$(41)	$224,334	$(407,605)

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES		(As adjusted)
Net loss	$(138,289)	$(261,885)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain)/loss on early extinguishment of debt	(45,362)	10,716
Depreciation, depletion and amortization	39,126	12,837
Amortization of debt issuance and debt discount	21,179	20,059
Non-cash compensation	13,416	26,204
Non-cash restructuring charges	—	17,680
Restricted interest income on restricted cash and cash equivalents	(2,794)	(15,441)
Non-cash derivative (gain)/loss	587	(4,254)
Non-cash inventory write-downs	17,065	—
Use of restricted cash and cash equivalents	(22,237)	59,195
Non-controlling interest	(6,034)	(4,695)
Non-cash interest charges	23,866	3,852
Other	(19)	(109)
Changes in operating assets and liabilities:
Accounts and interest receivable	(433)	41,214
Prepaid expenses	(11,022)	19,349
Deferred revenue	20,696	—
LNG inventory	(34,335)	—
Accounts payable and accrued liabilities	30,364	(25,835)
Other	—	(299)
NET CASH USED IN OPERATING ACTIVITIES	(94,226)	(101,412)

CASH FLOWS FROM INVESTING ACTIVITIES
LNG terminal and pipeline construction-in-process, net	(97,991)	(521,687)
Use of restricted cash and cash equivalents	96,464	391,399
Use of restricted treasury securities	—	12,673
Purchases of LNG commissioning, net of amounts transferred to LNG terminal construction-in-process	—	(16,595)
Purchases of intangible and fixed assets, net of sales	(293)	(2,765)
Oil and gas property, net of sales	(467)
Advances under long-term contracts, net of amounts transferred to LNG terminal construction-in-process	—	(6,587)
Distributions from limited partnership investment	9,000	4,800
Other	(66)	(15,522)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	6,647	(154,284)

CASH FLOWS FROM FINANCING ACTIVITIES
Use of (investment in) restricted cash and cash equivalents	123,263	(255,586)
Debt repurchase	(30,030)	—
Distributions to non-controlling interest	(19,794)	(19,794)
Debt issuance costs	(121)	(28,148)
Purchase of treasury shares	(80)	(4,405)
Proceeds from related party debt issuance	—	250,000
Proceeds from debt issuance	—	239,965
Repayment of Bridge Loan	—	(95,000)
Sale of common stock	—	471
Other	(497)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	72,741	87,503

NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,838)	(168,193)
CASH AND CASH EQUIVALENTS—beginning of period	102,192	296,530
CASH AND CASH EQUIVALENTS—end of period	$87,354	$128,337

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

We have evaluated subsequent events through November 5, 2009.

For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Developments

Effective January 1, 2009, we adopted an accounting standard that requires issuers of certain convertible debt instruments to separately account for the liability component and the equity component represented by the embedded conversion option in a manner that will reflect that entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Upon settlement, the entity shall allocate consideration transferred and transaction costs incurred to the extinguishment of the liability component and the reacquisition of the equity component. We adopted this accounting standard January 1, 2009 and applied it retrospectively to all periods presented.

Our 2¼% Convertible Senior Unsecured Notes due 2012 (“Convertible Senior Unsecured Notes”) are impacted by this change.  The fair value of the embedded conversion option at the date of issuance was determined to be $134.0 million and has been recorded as a debt discount to the Convertible Senior Unsecured Notes, with a corresponding adjustment to Additional Paid-in Capital.  This debt discount is being amortized over the term of the underlying Convertible Senior Unsecured Notes.

As a result of the adoption, adjustments have been made to the financial statements of prior periods. The following table summarizes the incremental effect of the adoption on our Consolidated Statements of Operations and per-share amounts for three and nine months ended September 30, 2008 (in thousands, except per share amounts):

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	Prior to adoption	Effect of adoption	As adjusted	Prior to adoption	Effect of adoption	As adjusted
Increase:
Interest expense	$(36,801)	$(4,176)	$(40,977)	$(78,051)	$(12,198)	$(90,249)
Net loss	(67,443)	(4,176)	(71,619)	(249,687)	(12,198)	(261,885)
Basic and diluted net loss per share	$(1.42)	$(0.09)	$(1.51)	$(5.29)	$(0.26)	$(5.55)

The incremental effect of the adoption on our Consolidated Balance Sheet as of December 31, 2008 is presented as follows (in thousands):

	December 31, 2008
	Prior to adoption	Effect of adoption	As adjusted
Increase/(decrease):
Debt issuance costs	$57,676	$(1,988)	$55,688
Long-term debt, net of discount	2,832,673	(82,365)	2,750,308
Additional paid-in capital	181,289	118,744	300,033
Accumulated deficit	(785,389)	(38,367)	(823,756)

Debt issuance costs decreased $2.0 million, representing the cumulative adjustment caused by a portion of debt issuance costs being reclassified to additional paid-in capital.

The cumulative effect of the change in accounting principles was a net loss of $38.4 million, recorded as an adjustment to our accumulated deficit as of January 1, 2009, from the retrospective increase in interest expense through December 31, 2008.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

NOTE 2—Non-controlling Interest

Effective January 1, 2009, we adopted an accounting standard that requires the presentation of non-controlling interests (previously shown as minority interest) as a component of equity on our Consolidated Balance Sheets and Consolidated Statement of Equity (Deficit). The adoption of this accounting standard did not have any other material impact on our financial position, results of operations or cash flow.

We have consolidated certain joint ventures and partnerships because we have a controlling interest in these ventures. Therefore, the entities’ financial statements are consolidated in our consolidated financial statements and the ownership interests of others in these entities’ equity is recorded as a non-controlling interest. The following table sets forth the components of our non-controlling interest balance attributable to third-party investors’ interest (in thousands):

Net proceeds from Cheniere Partners’ issuance of common units (1)	$98,442
Net proceeds from Holdings’ sale of Cheniere Partners common units (2)	203,946
Distributions on Cheniere Partners’ non-controlling interest	(59,818)
Non-controlling interest share of loss of Cheniere Partners	(18,236)
Non-controlling interest at September 30, 2009	$224,334

(1)
In March and April 2007, we and Cheniere Energy Partners, L.P. (“Cheniere Partners”) completed a public offering of 15,525,000 Cheniere Partners common units (“Cheniere Partners Offering”). Through the Cheniere Partners Offering, Cheniere Partners received $98.4 million in net proceeds from the issuance of its common units to the public. Prior to January 1, 2009, a company was able to elect an accounting policy of recording a gain or loss on the sale of common equity of a subsidiary equal to the amount of proceeds received in excess of the carrying value of the parent’s investment. Effective January 1, 2009, the sale of common equity of a subsidiary will be accounted for as an equity transaction.

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

NOTE 3—Restricted Cash, Cash Equivalents and U.S. Treasury Securities

Restricted cash and cash equivalents and U.S. Treasury securities are composed of cash that has been contractually restricted as to usage or withdrawal, as follows:

Sabine Pass LNG Receiving Terminal Construction Reserve

In November 2006, Sabine Pass LNG, L.P. (“Sabine Pass LNG”) issued an aggregate principal amount of $2,032.0 million of Senior Secured Notes consisting of $550.0 million of 7¼% Senior Secured Notes due 2013 (the “2013 Notes”) and $1,482.0 million of 7½% Senior Secured Notes due 2016 (the “2016 Notes” and collectively with the 2013 Notes, the “Senior Notes”). In September 2008, Sabine Pass LNG completed an additional $183.5 million, before discount, issuance of 2016 Notes whose terms were identical to the previously outstanding 2016 Notes. The additional issuance and the previously outstanding 2016 Notes are treated as a single series of notes under the indenture governing the Senior Notes (“Sabine Pass Indenture”) (See Note 9—“Long-Term Debt (including related parties)”). Under the terms and conditions of the Senior Notes, Sabine Pass LNG was required to fund a cash reserve account for approximately $987 million to pay the remaining costs to complete construction of the Sabine Pass LNG receiving terminal. The cash accounts are controlled by a collateral trustee, and therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets. As of September 30, 2009, the Sabine Pass LNG receiving terminal construction reserve account balance was zero. As of December 31, 2008, the Sabine Pass LNG receiving terminal construction reserve account balance was $71.1 million, of which $27.4 million of the construction reserve account related to accrued construction costs had been classified as part of current restricted cash and cash equivalents and $43.7 million of the construction reserve account related to remaining construction costs had been classified as a non-current asset on our Consolidated Balance Sheets.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Senior Notes Debt Service Reserve

As described above, Sabine Pass LNG consummated private offerings of an aggregate principal amount of $2,215.5 million of Senior Notes (See Note 9—“Long-Term Debt (including related parties)”). Under the Sabine Pass Indenture governing the Senior Notes, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. As of September 30, 2009 and December 31, 2008, we classified $54.9 million and $13.7 million, respectively, as current restricted cash and cash equivalents for the payment of interest due within twelve months. As of September 30, 2009 and December 31, 2008, we classified the permanent debt service reserve fund of $82.4 million as non-current restricted cash and cash equivalents. These cash accounts are controlled by a collateral trustee, and therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

Cheniere Partners Distribution Reserve

At the closing of the Cheniere Partners Offering, Cheniere Partners funded a distribution reserve of $98.4 million, which was invested in U.S. Treasury securities (See Note 2—“Non-controlling Interest”). The distribution reserve, including interest earned thereon, was available to pay quarterly distributions of $0.425 per common unit for all common units, as well as related distributions to Cheniere Partners’ general partner, through the distribution made in respect of the quarter ended June 30, 2009. The U.S. Treasury securities were acquired at a discount from their maturity values equal to an average of approximately 4.87% per year. As provided under Cheniere Partners’ partnership agreement, any amount remaining in the distribution reserve was to be distributed to us. Cheniere Partners received sufficient cash from Sabine Pass LNG to make distributions to all of its unitholders for the quarter ended June 30, 2009 without withdrawing funds from the distribution reserve account. Cheniere Partners therefore distributed $34.9 million to us from the distribution reserve account in August 2009. As of September 30, 2009 and December 31, 2008, we classified zero and $12.0 million as non-current restricted cash that may be utilized to pay quarterly distributions, respectively. In addition, as of September 30, 2009 and December 31, 2008, we classified zero and $20.8 million as non-current restricted U.S. Treasury securities on our Consolidated Balance Sheets that may be utilized to pay quarterly distributions, as these securities had original maturities greater than three months.

TUA Reserve

Under the terms and conditions of the 2008 Convertible Loans described below in Note 9—“Long-Term Debt (including related parties)”, we were required to fund a reserve account with $135.0 million to pay obligations of Cheniere Marketing, LLC (“Cheniere Marketing”) under its Terminal Use Agreement (“TUA”) with Sabine Pass LNG and as additional collateral for the 2008 Convertible Loans. We continue to fund this account using quarterly distributions received from distributions on Cheniere’s common, subordinated and general partner units in Cheniere Partners. The cash account is controlled by a collateral trustee, and therefore, is shown as restricted cash and cash equivalents on our Consolidated Balance Sheets. In June 2009, through an amendment of the 2008 Convertible Loans, we moved $65.2 million out of the TUA reserve account into an unrestricted cash and cash equivalent account. In addition, we made Cheniere Marketing’s TUA payment to Sabine Pass LNG from this account, leaving the balance of the TUA reserve account at zero as of September 30, 2009. As of December 31, 2008, we classified $62.8 million as part of current restricted cash and cash equivalents on our Consolidated Balance Sheets.

Other Restricted Cash and Cash Equivalents

As of September 30, 2009 and December 31, 2008, the $128.3 million and $197.1 million, respectively, of cash and cash equivalents is primarily related to cash and cash equivalents held by Sabine Pass LNG that is considered restricted to Cheniere. In addition, due to various other contractual restrictions, $0.5 million and $1.0 million had been classified as non-current cash and cash equivalents on our Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008, respectively.

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

As of September 30, 2009, commissioning activities and construction of our LNG receiving terminal were substantially complete; therefore we no longer needed the remaining LNG for commissioning. We had 1,115,000 MMBtu of LNG Held for Commissioning remaining at September 30, 2009, which was reclassified to current assets as $3.5 million of LNG inventory, representing the market value of the LNG inventory that we have retained for operational needs.

At December 31, 2008, we had $9.9 million recorded as LNG Held for Commissioning on our Consolidated Balance Sheets.

NOTE 5—LNG Inventory

LNG inventory is recorded at cost and is subject to the lower of cost or market adjustments at the end of each period. As of September 30, 2009, we had 8,676,000 MMBtu of LNG inventory recorded at $20.8 million on our Consolidated Balance Sheet. As of December 31, 2008, we had no LNG inventory on our Consolidated Balance Sheet. We purchased 9,127,000 MMBtu of LNG inventory during the nine-month period ended September 30, 2009. In addition, we reclassified 1,115,000 MMBtu of LNG held for commissioning to LNG inventory in September 2009 as described in Note 4—“LNG Held for Commissioning.” We have entered into natural gas swaps and forward foreign exchange contracts to hedge the exposure to variability in expected future cash flows related to the sale of the majority of our LNG inventory (see Note 10—“Financial Instruments”).  During the nine-month period ended September 30, 2009, we incurred losses of $17.0 million related to lower of cost or market adjustments that are netted within Marketing and Trading Revenues in our Consolidated Statement of Operations.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

NOTE 6—Property, Plant and Equipment

Property, plant and equipment consists of LNG terminal construction-in-process expenditures, LNG site and related costs, investments in oil and gas properties, and fixed assets, as follows (in thousands):

	September 30, 2009	December 31, 2008
LNG TERMINAL COSTS
LNG receiving terminal	$1,605,154	$927,298
LNG terminal construction-in-process	74,263	643,340
LNG site and related costs, net	2,850	2,579
Accumulated depreciation	(30,250)	(7,813)
Total LNG terminal costs, net	1,652,017	1,565,404

NATURAL GAS PIPELINE
Natural gas pipeline plant	564,613	562,893
Natural gas pipeline construction-in-process	2,891	7,937
Pipeline right-of-ways	18,459	18,221
Accumulated depreciation	(19,284)	(8,454)
Total natural gas pipeline costs, net	566,679	580,597

OIL AND GAS PROPERTIES, successful efforts method
Proved	3,558	3,439
Accumulated depreciation, depletion and amortization	(1,719)	(1,043)
Total oil and gas properties, net	1,839	2,396

FIXED ASSETS
Computer and office equipment	5,799	5,693
Furniture and fixtures	5,316	5,315
Computer software	12,213	12,128
Leasehold improvements	9,258	9,208
Other	1,280	1,254
Accumulated depreciation	(16,751)	(11,837)
Total fixed assets, net	17,115	21,761
PROPERTY, PLANT AND EQUIPMENT, NET	$2,237,650	$2,170,158

LNG Terminal Costs

Costs associated with the construction of the Sabine Pass LNG receiving terminal that have not been placed into service have been capitalized as construction-in-process since the date the project satisfied our criteria for capitalization. For the nine months ended September 30, 2009 and 2008, we capitalized $25.6 million and $69.4 million of interest expense related to the construction of the Sabine Pass LNG receiving terminal, respectively. In March 2006, our Corpus Christi LNG receiving terminal satisfied the criteria for capitalization.  Accordingly, costs associated with the initial site work for the Corpus Christi LNG receiving terminal have been capitalized.  For the nine months ended September 30, 2009 and 2008, we capitalized zero and $0.6 million, respectively, of interest expense related to this construction project.

We began depreciating equipment and facilities associated with the initial 2.6 Bcf/d of sendout capacity and 10.1 Bcf of storage capacity of the Sabine Pass LNG receiving terminal when they were ready for use in the third quarter of 2008. We began depreciating equipment and facilities associated with the remaining 1.4 Bcf/d of sendout capacity and 6.8 Bcf of storage capacity of the Sabine Pass LNG receiving terminal when they were ready for use in the third quarter of 2009. The Sabine Pass LNG receiving terminal is depreciated using the straight-line depreciation method applied to groups of LNG receiving terminal assets with varying useful lives. The identifiable components of the Sabine Pass LNG receiving terminal with similar estimated useful lives have a depreciable range between 10 and 50 years.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Natural Gas Pipeline Costs

Our natural gas pipeline business is subject to the jurisdiction of the Federal Energy Regulatory Commission (“FERC”) in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. The economic effects of regulation can result in a regulated company recording as assets those costs that have been or are expected to be approved for recovery from customers, or recording as liabilities those amounts that are expected to be required to be returned to customers, in a rate-setting process in a period different from the period in which the amounts would be recorded by an unregulated enterprise. Accordingly, we record assets and liabilities that result from the regulated rate-making process that may not be recorded under GAAP for non-regulated entities. We continually assess whether regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes and recent rate orders applicable to other regulated entities. Based on this continual assessment, we believe the existing regulatory assets are probable of recovery. These regulatory assets and liabilities are primarily classified in the Consolidated Balance Sheets as Other Assets and Other Liabilities. We periodically evaluate their applicability under GAAP, and consider factors such as regulatory changes and the effect of competition. If cost-based regulation ends or competition increases, we may have to reduce our asset balances to reflect a market basis less than cost and write-off the associated regulatory assets and liabilities.

For the nine months ended September 30, 2009 and 2008, we capitalized zero and $17.0 million, respectively, of Allowance for Funds Used During Construction (“AFUDC”) to our natural gas pipeline projects.

Fixed Assets

Our fixed assets are recorded at cost and are depreciated on a straight-line method based on the estimated lives of the individual assets or groups of assets. Depreciation expense related to our property, plant and equipment totaled $39.1 million and $12.8 million for the nine months ended September 30, 2009 and 2008, respectively.

Asset Retirement Costs

We recognize asset retirement obligations (“AROs”) for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset and for conditional AROs in which the timing or method of settlement are conditional on a future event that may or may not be within our control. The fair value of a liability for an ARO is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is depreciated over the estimated useful life of the asset. Our recognition of asset retirement obligations is described below:

Natural Gas Pipeline

Currently, the Creole Trail natural gas pipeline is our only constructed and operating natural gas pipeline. We believe it is not feasible to predict when the natural gas transportation services provided by the Creole Trail natural gas pipeline will no longer be utilized. In addition, our right-of-way agreements associated with the Creole Trail natural gas pipeline have no stipulated termination dates. Therefore, we have concluded that due to advanced technology associated with current natural gas pipelines and our intent to operate the Creole Trail natural gas pipeline as long as supply and demand for natural gas exists in the United States, we have not recorded an ARO associated with the Creole Trail natural gas pipeline.

LNG Receiving Terminal

Currently, the Sabine Pass LNG receiving terminal is our only constructed and operating LNG receiving terminal. Based on the real property lease agreement at the Sabine Pass LNG receiving terminal, at the expiration of the term of the lease we are required to surrender the LNG receiving terminal in good working order and repair, with normal wear and tear and casualty expected. Our property lease agreement at the Sabine Pass LNG receiving terminal has a term of up to 90 years including renewal options. Due to the language in the real property lease agreement, we have determined that the cost to surrender the LNG receiving terminal in the required condition will be minimal, and therefore have not recorded an ARO associated with the Sabine Pass LNG receiving terminal.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

NOTE 7—Investment in Limited Partnership

We account for our 30% limited partnership investment in Freeport LNG Development, L.P. (“Freeport LNG”) using the equity method of accounting. As of September 30, 2009 and December 31, 2008, we had unrecorded cumulative suspended losses of $14.6 million and $27.2 million, respectively, related to our investment in Freeport LNG, as the basis in this investment had been reduced to zero.

In the three and nine-month periods ended September 30, 2009, Freeport LNG distributed $2.4 million and $9.0 million to us, respectively.

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

The financial position of Freeport LNG at September 30, 2009 and December 31, 2008 and the results of Freeport LNG’s operations for the nine months ended September 30, 2009 and 2008 are summarized as follows (in thousands):

	September 30, 2009	December 31, 2008
Current assets	$58,087	$72,834
Construction-in-process	79,425	62,768
Property, plant and equipment, net	859,969	887,388
Other assets	30,746	31,608
Total assets	1,028,227	1,054,598

Current liabilities	9,148	61,317
Notes payable	1,105,843	1,090,086
Deferred revenue and other deferred credits	13,536	15,401
Partners’ capital	(100,300)	(112,206)
Total liabilities and partners’ capital	$1,028,227	$1,054,598

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Income (loss) from continuing operations	$36,445	$16,622	$101,986	$(16,535)
Net income (loss)	16,456	4,541	41,906	(29,143)
Cheniere’s 30% equity in net income (loss) from limited partnership (1)	4,937	1,362	12,572	(8,743)

(1)
During the three month periods ended September 30, 2009 and 2008, we did not record $4.9 million and $1.4 million, respectively, and during the nine months ended September 30, 2009 and 2008, we did not record $12.6 million and ($8.7) million of the net income (losses) for such periods, respectively, as the basis in this investment had been reduced to zero and because we did not guarantee any obligations and had not been committed to provide any further financial support.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

NOTE 8—Accrued Liabilities

As of September 30, 2009 and December 31, 2008, accrued liabilities consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
LNG terminal construction costs	$20,216	$26,768
Accrued interest expense and related fees	56,225	17,305
Pipeline construction costs	1,791	5,102
Payroll	8,620	8,717
Other accrued liabilities	2,616	3,991
Accrued liabilities	$89,468	$61,883

NOTE 9—Long-Term Debt (including related parties)

As of September 30, 2009 and December 31, 2008, our long-term debt, including related party debt, consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
		(As adjusted)
Long-term debt (including related parties):
Senior Notes (including related parties)	$2,215,500	$2,215,500
2007 Term Loan	400,000	400,000
2008 Convertible Loans (including related parties)	285,259	261,393
Convertible Senior Unsecured Notes	204,630	325,000
Total long-term debt	3,105,389	3,201,893
Debt discount:
Senior Notes (including related parties)	(33,645)	(37,166)
Convertible Senior Unsecured Notes	(42,768)	(82,365)
Total debt discount	(76,413)	(119,531)

Long-term debt (including related parties), net of discount	$3,028,976	$3,082,362

Sabine Pass LNG Senior Notes

In November 2006, Sabine Pass LNG issued an aggregate principal amount of $2,032.0 million of Senior Notes, consisting of $550.0 million of the 2013 Notes and $1,482.0 million of the 2016 Notes. In September 2008, Sabine Pass LNG issued an additional $183.5 million, before discount, of 2016 Notes whose terms were identical to the previously outstanding 2016 Notes. The net proceeds from the additional issuance of the 2016 Notes were $145.0 million. One of the lenders making a portion of the loans evidenced by the additional 2016 Notes was GSO Capital Partners, L.P. (“GSO”), an affiliate of two members of Cheniere’s board of directors. GSO, a related party, did not receive any fees in connection with the additional issuance of 2016 Notes. The additional issuance and the previously outstanding 2016 Notes are treated as a single series of notes under the Sabine Pass Indenture. Sabine Pass LNG placed $100.0 million of the $145.0 million of net proceeds from the additional issuance of the 2016 Notes into a construction account to pay construction expenses of cost overruns related to the construction, cool down, commissioning and completion of the Sabine Pass LNG receiving terminal. In addition, Sabine Pass LNG placed $40.8 million of the remaining net proceeds into an account in accordance with the cash waterfall requirements of the security deposit agreement Sabine Pass LNG entered into in connection with the Senior Notes, which are used by Sabine Pass LNG for working capital and other general business purposes.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Interest on the Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The Senior Notes are secured on a first-priority basis by a security interest in all of Sabine Pass LNG’s equity interests and substantially all of its operating assets. Under the Sabine Pass Indenture, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied. There must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment. In addition, there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the nine months ended September 30, 2009, Sabine Pass LNG made distributions of $222.5 million after satisfying all the applicable conditions in the Sabine Pass Indenture.

As of September 30, 2009 and December 31, 2008, we classified $72.4 million and $70.7 million, respectively, as part of Long-Term Debt—Related Party on our Consolidated Balance Sheets because related parties held these portions of this debt.

Convertible Senior Unsecured Notes

In July 2005, we consummated a private offering of $325.0 million aggregate principal amount of Convertible Senior Unsecured Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (“Securities Act”). The notes bear interest at a rate of 2¼% per year. The notes are convertible at any time into our common stock under certain circumstances at an initial conversion rate of 28.2326 shares per $1,000 principal amount of the notes, which is equal to a conversion price of approximately $35.42 per share. As of September 30, 2009, no holders had elected to convert their notes at the conversion rate.

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

As discussed in Note 1—“Basis of Presentation”, we adopted on January 1, 2009 an accounting standard that requires issuers of certain convertible debt instruments to separately account for the liability component and the equity component represented by the embedded conversion option in a manner that will reflect that entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The following table summarizes the liability component of the Convertible Senior Unsecured Notes (in thousands):

	September 30, 2009	December 31, 2008
		(As adjusted)
Principal amount	$204,630	$325,000
Unamortized discount	(42,768)	(82,365)
Net carry amount	$161,862	$242,635

The unamortized discount is being amortized through the August 2012 maturity of the Convertible Senior Unsecured Notes.  Interest expense for the Convertible Senior Unsecured Notes, including the debt discount amortization for the nine months ended September 30, 2009 and 2008 was $16.8 million and $18.7 million, respectively.  The effective interest rate as of September 30, 2009 was 10.9% for the Convertible Senior Unsecured Notes.

During the second quarter of 2009, we reduced debt by exchanging $120.4 million aggregate principal amount of our Convertible Senior Unsecured Notes for a combination of $30.0 million cash and cash equivalents and 4.0 million shares of common stock, reducing our principal amount due in 2012 to $204.6 million at September 30, 2009. As a result of the exchange, we recognized a gain of $45.4 million that we have reported as gain on early extinguishment of debt in our Consolidated Statements of Operations for the nine months ended September 30, 2009.

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

As long as the 2008 Convertible Loans are exchangeable for shares of Series B Preferred Stock or shares of Series B Preferred Stock remain outstanding, the holders of a majority of the 2008 Convertible Loans and Series B Preferred Stock, acting together, shall have the right to nominate two individuals to the Company’s Board of Directors, and together with the Board of Directors, a third nominee, who shall be an independent director.  In addition, one of the lenders is Scorpion Capital Partners LP (“Scorpion”), an affiliate of one of the Company’s directors.  As of September 30, 2009 and December 31, 2008, $272.3 million and $261.4 million, respectively, were outstanding under the 2008 Convertible Loans and were included in Long-term Debt—Related Party on our Consolidated Balance Sheets.

NOTE 10—Financial Instruments

We entered into financial derivatives to hedge the exposure to variability in expected future cash flows and currency fluctuations attributable to the future sale of natural gas from our LNG commissioning cargoes (“LNG commissioning cargo derivatives”) and for the future sale of natural gas that is purchased by Cheniere Marketing (“commercial LNG derivatives”). Commercial LNG is recorded at cost as LNG inventory on our Consolidated Balance Sheets and is subject to the lower of cost or market adjustments at the end of each period. The net cost of our LNG commissioning cargoes (LNG commissioning cargo purchase price less natural gas sales proceeds) is capitalized on our Consolidated Balance Sheets as it is directly related to the LNG receiving terminal construction and is incurred to place the LNG receiving terminal in usable condition. However, changes in the fair value of our commercial LNG and LNG commissioning cargoes derivatives are reported in earnings because they do not meet the criteria to be designated as a hedging instrument that is required to qualify for cash flow hedge accounting.

Effective January 1, 2008, we adopted accounting standards that establish a framework for measuring fair value and expanded disclosures about fair value measurements, which permitted entities to choose to measure many financial instruments and certain other items at fair value.  We elected not to measure any additional financial assets or liabilities at fair value, other than those which were recorded at fair value prior to adoption.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The fair value of our commodity futures contracts are based on inputs that are quoted prices in active markets for identical assets or liabilities, resulting in Level 1 categorization of such measurements. The following table (in thousands) sets forth, by level within the fair value hierarchy, the fair value of our financial assets and liabilities at September 30, 2009:

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
Derivatives asset	$973	$—	$—	$973
Derivatives liability	$330	$—	$—	$330

Derivatives asset reflects the fair value of forward foreign exchange contracts entered into to protect the cash flows from the sale of LNG inventory from fluctuations in currency values.

Derivatives liability reflects the fair value of natural gas swaps entered into to hedge the cash flows from the sale of LNG inventory.

The estimated fair value of financial instruments, including those financial instruments for which the fair value option was not elected are set forth in the table below. The carrying amounts reported on our Consolidated Balance Sheets for cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, interest receivables, and accounts payable approximate fair value due to their short-term nature.

Financial Instruments (in thousands):

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
			(As adjusted)	(As adjusted)
2013 Notes (1)	$550,000	$492,250	$550,000	$412,500
2016 Notes, net of discount (1)	1,631,855	1,387,077	1,628,334	1,204,967
Convertible Senior Unsecured Notes, net of discount (2)	161,862	72,838	242,635	37,608
2007 Term Loan (3)	400,000	379,160	400,000	400,000
2008 Convertible Loans (3)	285,259	282,806	261,393	261,393
Restricted U.S. Treasury securities (4)	—	—	20,829	22,901

(1)
The fair value of the Senior Notes, net of discount, is based on quotations obtained from broker-dealers who made markets in these and similar instruments as of September 30, 2009 and December 31, 2008, as applicable.

(2)	The fair value of our Convertible Senior Unsecured Notes is based on the closing trading prices on September 30, 2009 and December 31, 2008, as applicable.
(3)
The 2007 Term Loan and 2008 Convertible Loans are closely held by few holders and purchases and sales are infrequent and are conducted on a bilateral basis without price discovery by us.  These loans are not rated and have unique covenants and collateral packages such that comparisons to other instruments would be imprecise. Moreover, the 2008 Convertible Loans are convertible into shares of Cheniere common stock. Nonetheless, we have provided an estimate of the fair value of these loans as of September 30, 2009 based on an index of the yield to maturity of CCC rated debt of other companies in the energy sector.

(4)	The fair value of our restricted U.S. Treasury securities is based on quotations obtained from broker-dealers who made markets in these and similar instruments as of December 31, 2008.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

NOTE 11—Income Taxes

From our inception, we have reported a net operating loss (“NOL”) for both financial reporting purposes and for international, federal and state income tax reporting purposes. Accordingly, we are not presently a taxpayer and have not recorded a net liability for international, federal or state income taxes in any of the periods included in the accompanying financial statements. Our Consolidated Statements of Operations for the nine months ended September 30, 2009 and 2008 include no income tax benefits.

Our NOL carryforwards for financial and tax reporting purposes are subject to expiration between 2011 and 2029. During the fourth quarter of 2008, largely due to the increased level of trading activity in our shares, we experienced an ownership change described in Internal Revenue Code Section 382 that will subject a significant portion of our existing tax NOL carryforwards to annual utilization limitations. Although we do not believe that the utilization limitations provided for in Section 382 will significantly affect our ability to ultimately utilize our tax NOL carryforwards, a valuation allowance was established due to the uncertainty associated with our ability to fully realize the tax benefits related to our NOL carryforwards and our other deferred tax assets.

NOTE 12—Net Loss Per Share

Basic net loss per share (“EPS”) excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if the potential common shares had been issued. Basic and diluted EPS for all periods presented are the same since the effect of our options, warrants and unvested stock is anti-dilutive to our net loss per share.

The following table reconciles basic and diluted weighted average common shares outstanding for the three and nine months ended September 30, 2009 and 2008 (in thousands except for loss per share):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(As adjusted)		(As adjusted)
Weighted average common shares outstanding:
Basic	52,945	47,492	51,073	47,200
Dilutive common stock options (1)	—	—	—	—
Dilutive Convertible Senior Unsecured Notes (2)	—	—	—	—
Dilutive 2008 Convertible Loans (3)	—	—	—	—
Diluted	52,945	47,492	51,073	47,200

Basic loss per share	$(0.80)	$(1.51)	$(2.71)	$(5.55)
Diluted loss per share	$(0.80)	$(1.51)	$(2.71)	$(5.55)

(1)
Stock options, phantom stock and unvested stock representing securities that could potentially dilute basic EPS in the future that were not included in the diluted computation because they would have been anti-dilutive for the three and nine months ended September 30, 2009 and 2008, were $10.7 million and  $7.4 million, respectively.

(2)
Common shares of 5.8 million and 9.2 million issuable upon conversion of the Convertible Senior Unsecured Notes for the three and nine-month periods ended September 30, 2009 and the three and nine-months periods ended September 30, 2008, respectively, were not included in the diluted computation because the computation of diluted net loss per share utilizing the “if-converted” method would be anti-dilutive.

(3)
Common shares of 50.0 million issuable upon conversion of the 2008 Convertible Loans were not included in the computation of diluted because the computation of diluted net loss per share utilizing the “if-converted” method would be anti-dilutive.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

NOTE 13—Comprehensive Loss

The following table is a reconciliation of our net loss to our comprehensive loss for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(As adjusted)		(As adjusted)
Net loss	$(42,497)	$(71,619)	$(138,289)	$(261,885)
Other comprehensive loss items:
Foreign currency translation	71	(17)	113	(80)
Comprehensive loss	$(42,426)	$(71,636)	$(138,176)	$(261,965)

NOTE 14—Supplemental Cash Flow Information and Disclosures of Non-Cash Transactions

The following table provides supplemental disclosure of cash flow information for the nine months ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended September 30,
	2009	2008
Cash paid during the period for interest, net of amounts capitalized	$91,204	$29,752
Construction-in-process and debt issuance additions funded with accrued liabilities	5,592	77,006

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

The following table summarizes revenues, net income (loss) from operations and total assets for each of our operating segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(As adjusted)		(As adjusted)
Revenues:
LNG receiving terminal (1)	$128,533	$—	$286,777	$—
Natural gas pipeline	293	565	799	916
LNG & natural gas marketing (1)	(73,376)	3,464	(195,716)	3,238
Eliminations (2)	85	(1,304)	1,295	(1,331)
Corporate and other (3)	797	1,375	2,370	3,668
Total consolidated	$56,332	$4,100	$95,525	$6,491

Net income (loss):
LNG receiving terminal (1)	$66,975	$(23,193)	$123,432	$(63,360)
Natural gas pipeline	(16,485)	(16,789)	(49,740)	(20,852)
LNG & natural gas marketing (1)	(65,921)	45,149	(197,332)	(23,016)
Corporate and other (3)	(27,066)	(76,786)	(14,650)	(154,657)
Total consolidated	$(42,497)	$(71,619)	$(138,290)	$(261,885)

Expenditures for additions to long-lived assets:
LNG receiving terminal (1)	$20,663	$65,964	$110,598	$360,079
Natural gas pipeline	(5,021)	5,333	(4,111)	147,576
LNG & natural gas marketing (1)	84	(13)	1,084	(473)
Corporate and other (3)	(181)	(3,489)	(1,222)	(6,845)
Total consolidated	$15,545	$67,795	$106,349	$500,337

	September 30, 2009	December 31, 2008
Total assets:		(As adjusted)
LNG receiving terminal	$2,073,045	$2,191,671
Natural gas pipeline	575,185	590,995
LNG & natural gas marketing	128,637	136,138
Corporate and other (1)	12,178	1,278
Total consolidated	$2,789,045	$2,920,082

(1)
Segment revenues include intersegment sales and related costs of sales to affiliated subsidiaries, primarily TUA fees of $62.5 million and $187.6 million paid by Cheniere Marketing to Sabine Pass LNG, which are eliminated in consolidation for the three and nine month periods ended September 30, 2009. Affiliated sales are recognized on the basis of prevailing market, regulated prices or at levels provided for under contractual agreements. Operating income is derived from revenues and expenses directly associated with each segment.

(2)	Eliminates intersegment sales primarily related to intercompany pipeline transactions.
(3)
Includes corporate activities and oil and gas exploration, development and exploitation activities. Our oil and gas exploration, development and exploitation activities have been included in the corporate and other column because these activities do not materially impact our financial statements. Amounts are restated to include oil and gas exploration, development and exploitation activities within the corporate and other segment as of December 31, 2008 and for the three and nine month periods ended September 30, 2008.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

NOTE 16—Share-Based Compensation

We have granted options, restricted stock, restricted stock units and phantom stock to employees, consultants and outside directors under the Cheniere Energy, Inc. Amended and Restated 1997 Stock Option Plan (“1997 Plan”) and the Cheniere Energy, Inc. Amended and Restated 2003 Stock Incentive Plan, as amended (“2003 Plan”). All share-based payments to employees are recognized in the financial statements based on their fair values at the date of grant. The calculated fair value is recognized as expense (net of any capitalization) over the requisite service period, net of estimated forfeitures, using the straight-line method. We consider many factors when estimating expected forfeitures, including types of awards, employee class and historical experience.

For the three and nine months ended September 30, 2009, the total share-based compensation expense recognized in our net loss was $4.8 million and $13.4 million (net of $0.3 million and $0.9 million capitalized), respectively. For the three and nine months ended September 30, 2008, the total share-based compensation expense recognized in our net loss was $10.3 million and $26.2 million (net of $0.5 million and $1.3 million capitalized), respectively.

The total unrecognized compensation cost at September 30, 2009 relating to non-vested share-based compensation arrangements granted under the 1997 Plan and 2003 Plan, before any capitalization, was $27.3 million and is expected to be recognized over 4.0 years, with a weighted average period of 1.07 years.

We received total proceeds from the exercise of stock options of zero and $0.5 million in the nine months ended September 30, 2009 and 2008, respectively.

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

On February 25, 2009, the Compensation Committee made phantom stock grants of 5,545,000 shares pursuant to our 2003 Plan to all Cheniere executives, designated employees and one consultant. On June 12, 2009, the Compensation Committee made additional phantom stock grants of 800,000 shares to our Chief Executive Officer pursuant to the approval from our stockholders to increase the maximum number of shares granted to any one individual under our 2003 Plan during a calendar year from 1.0 million shares to 3.0 million shares. The shares were awarded under a time based plan and a performance based plan. The time based plan includes 1,565,000 shares and provides for a three year graded vesting schedule. One-third of the compensation vests on each of December 15, 2009, December 15, 2010 and December 15, 2011. The performance based plan includes 4,780,000 shares and divides each grant into three equal parts providing incentive compensation based on separate vesting terms. Vested shares of phantom stock will be settled in cash or in shares of common stock, as determined by the Compensation Committee. In June 2009, we obtained approval from our shareholders to increase the number of shares of common stock available for issuance under our 2003 Plan from 11.0 million common shares to 21.0 million common shares, which provided the required number of common shares needed to satisfy vested phantom stock.  We transferred the fair valued compensation liability associated with these phantom grants into additional paid-in capital.  Using a Monte Carlo simulation, fair values were calculated as of June 12, 2009 for the time and performance based plans.  For the nine months ended September 30, 2009, a total of $4.0 million was recognized as compensation expense relating to time and performance based phantom stock grants. We will account for these phantom grants similar to restricted stock as we intend to settle and historically have settled these types of instruments with common shares.  The total unrecognized compensation cost at September 30, 2009 relating to non-vested phantom stock, before any capitalization, was $15.5 million and is expected to be recognized over 2.25 years, with a weighted average period of 1.24 years.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(unaudited)

Stock Options

We estimate the fair value of stock options at the date of grant using a Black-Scholes valuation model. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term (estimated period of time outstanding) of stock options granted is based on the “simplified” method of estimating the expected term for “plain vanilla” stock options, and varies based on the vesting period and contractual term of the stock options. Expected volatility for stock options granted is based on an equally weighted average of the implied volatility of exchange traded stock options on our common stock expiring more than one year from the measurement date, and historical volatility of our common stock for a period equal to the stock option’s expected life. We have not declared dividends on our common stock.

The table below provides a summary of option activity under the combined plans as of the nine months ended September 30, 2009:

	Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at January 1, 2009	1,206	$28.96
Granted	—	—
Exercised	—	—
Forfeited or Expired	(323)	36.07
Outstanding at September 30, 2009	883	$26.36	5.34	—

Exercisable at September 30, 2009	843	$25.73	5.28	—

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

The table below provides a summary of the status of our non-vested shares under the 2003 Plan as of the nine months ended September 30, 2009:

	Non-Vested Shares	Weighted Average Grant Date Fair ValuePer Share
	(in thousands)
Non-vested at January 1, 2009	3,724	$3.46
Granted	326	—
Vested	(532)	9.48
Forfeited	(86)	4.47
Non-vested at September 30, 2009	3,432	$2.18

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

Overview

We are engaged primarily in the business of developing and constructing, and then owning and operating, a network of up to three onshore LNG receiving terminals and related natural gas pipelines. In addition, we are engaged in developing LNG and natural gas marketing activities, and also to a limited extent in oil and natural gas exploration and development activities in the Gulf of Mexico.

Organizational Structure

Although results are consolidated for financial reporting, we and Cheniere Energy Partners, L.P. (“Cheniere Partners”) operate with independent capital structures. As such, cash flow available to us from Cheniere Partners is primarily in the form of cash distributions declared and paid to us on our limited and general partner interests and management fees. We received cash distributions and management fees from Cheniere Partners of $198.5 million in the nine months ended September 30, 2009 and $14.6 million for the same period of 2008. These cash distributions from Cheniere Partners were primarily used by Cheniere Marketing, LLC (“Cheniere Marketing”), our wholly owned subsidiary, to make its TUA payments to Sabine Pass LNG, L.P. (“Sabine Pass LNG”) and to fund operations.

The following diagram depicts our ownership of Cheniere Partners, Sabine Pass LNG, Freeport LNG L.P., Creole Trail Pipeline, L.P. and Cheniere Marketing as of September 30, 2009:

Overview of Significant 2009 Events

In the first nine months of 2009, we continued to execute our strategy to complete construction of the Sabine Pass LNG receiving terminal and to generate steady and reliable revenues under the long-term TUAs of Sabine Pass LNG. The major events for the first nine months of 2009 include the following:

•
Sabine Pass LNG received capacity reservation fee payments from Cheniere Marketing, our wholly owned subsidiary, Total Gas & Power North America, Inc. (formally known as Total LNG USA, Inc.) (“Total”) and Chevron U.S.A., Inc. (“Chevron”);

•	we began receiving limited partner distributions from Freeport LNG Development, L.P. (“Freeport LNG”);

•	Cheniere Marketing purchased, transported and successfully unloaded commercial LNG cargos into the Sabine Pass LNG receiving terminal;

•
we reduced debt by exchanging $120.4 million aggregate principal amount of our 2¼% Convertible Senior Unsecured Notes due 2012 (“Convertible Senior Unsecured Notes”) for a combination of $30.0 million cash and cash equivalents and 4.0 million shares of our common stock, reducing our principal amount due in 2012 to $204.6 million, at September 30, 2009; and

•
we substantially completed construction and achieved full operability of our LNG receiving terminal with approximately 4.0 Bcf/d of total sendout capacity and five LNG storage tanks with approximately 16.9 Bcf of aggregate storage capacity.

 Liquidity and Capital Resources

(in thousands)	SabinePass LNG, L.P.	Cheniere Energy Partners, L.P.	Other Cheniere Energy, Inc.	Consolidated Cheniere Energy, Inc.
Cash and cash equivalents	$—	$—	$87,354	$87,354
Restricted cash and cash equivalents	258,724	210	7,231	266,165
Total	$258,724	$210	$94,585	$353,519

As of September 30, 2009, we had unrestricted cash and cash equivalents of $87.4 million. In addition, we had restricted cash and cash equivalents of $266.2 million, which were designated for the following purposes: $121.4 million for Sabine Pass LNG’s working capital; $137.3 million for interest payments related to the Senior Notes described below; and $7.5 million for other restricted purposes.

We amended the 2008 Convertible Loans, as described below, which allowed us to transfer $65.2 million from the TUA reserve account early in order to utilize the funds for commercial opportunities.

We believe we have sufficient cash and other working capital to fund our operating expenses and other cash requirements until at least the earliest date when principal payments may be required on our existing indebtedness, which is August 2011. Our strategies to enhance near-term liquidity are focused on efforts to exploit the TUA capacity we have reserved through Cheniere Marketing at the Sabine Pass LNG receiving terminal. Our strategies to improve our capital structure and address maturities of our existing indebtedness may include entering into long-term TUAs or LNG purchase agreements that allow us to refinance debt, issuing equity or other securities, or selling assets.

LNG Receiving Terminal Business

Cheniere Partners

Our ownership interest in the Sabine Pass LNG receiving terminal is held through Cheniere Partners. In 2007, Cheniere Partners completed a public offering of 15,525,000 Cheniere Partners common units. As a result of this public offering, our combined general partner and limited partner ownership interests in Cheniere Partners was reduced to approximately 90.6%. Cheniere Partners owns a 100% interest in Sabine Pass LNG, which is operating the Sabine Pass LNG receiving terminal.

For each calendar year, Cheniere Partners is expected to make annual distributions of $1.70 per unit on all outstanding common units, subordinated units and general partner units. We anticipate receiving $18.5 million per year out of the total $44.9 million of annual common unit distributions. We anticipate receiving $235.8 million per year from distributions on the subordinated and general partner units, of which we own 100%.

Cheniere Partners relies on the receipt of operating revenues from Sabine Pass LNG’s TUAs to fund quarterly cash distributions to us and other unitholders. Sabine Pass LNG is not permitted under the Sabine Pass Indenture to make cash distributions to Cheniere Partners if it does not satisfy a fixed charge coverage ratio test of 2:1, calculated as required in the Sabine Pass Indenture, as well as other conditions. If the coverage test is not met, we may not receive distributions. The fixed charge coverage ratio test was met for the periods through September 30, 2009 and distributions in the amount of $222.5 million have been made during the first nine months of 2009, from Sabine Pass LNG to Cheniere Partners. Cheniere Partners utilized the cash received from Sabine Pass LNG to pay expenses and make distributions.  Cheniere Partners has made distributions of $210.5 million in the aggregate to us and its other unitholders during the first nine months of 2009.

A distribution reserve account was established from proceeds of Cheniere Partners’ initial public offering to pay distributions to the common unitholders and general partner to the extent needed for Cheniere Partners to make such distributions with funds other than unrestricted cash through the distributions for the second quarter of 2009, after which the funds remaining in the account were returned to us. Sabine Pass LNG began making distributions from unrestricted cash in February 2009.  In August 2009, $34.9 million of remaining funds in the distribution reserve account were distributed by Cheniere Partners to us pursuant to the terms of the Cheniere Partner’s partnership agreement. These distributed funds were included as unrestricted cash and cash equivalents on the September 30, 2009 Consolidated Balance Sheet.

We also expect to receive approximately $19 million of annual management and service fees from Sabine Pass LNG and Cheniere Partners pursuant to existing agreements.

Sabine Pass LNG Receiving Terminal

Construction at the Sabine Pass LNG receiving terminal was substantially completed in the third quarter of 2009.  Our estimated aggregate construction, commissioning and operating cost budget through the achievement of full operability of the Sabine Pass LNG receiving terminal (with approximately 4.0 Bcf/d of total sendout capacity and five LNG storage tanks with approximately 16.9 Bcf of aggregate storage capacity) was approximately $1,559 million, excluding financing costs. As of September 30, 2009, we had substantially completed construction and attained full operability of our LNG receiving terminal, and such was accomplished within our budget.

The entire approximately 4.0 Bcf/d of regasification capacity at the Sabine Pass LNG receiving terminal has been fully reserved under three long-term TUAs, under which Sabine Pass LNG’s customers are required to pay fixed monthly fees, whether or not they use the terminal. Capacity reservation fee TUA payments will be made by our third-party customers as follows:

•
Total Gas and Power North America, Inc. (formerly known as Total LNG USA, Inc.) (“Total”) has reserved approximately 1.0 Bcf/d of regasification capacity and has agreed to make monthly capacity payments to Sabine Pass LNG aggregating approximately $125 million per year for 20 years that commenced April 1, 2009. Total, S.A. has guaranteed Total’s obligations under its TUA up to $2.5 billion, subject to certain exceptions; and

•
Chevron U.S.A., Inc. (“Chevron”) has reserved approximately 1.0 Bcf/d of regasification capacity and has agreed to make monthly capacity payments to Sabine Pass LNG aggregating approximately $125 million per year for 20 years that commenced July 1, 2009. Chevron Corporation has guaranteed Chevron’s obligations under its TUA up to 80% of the fees payable by Chevron.

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

Each of Total and Chevron previously paid us $20.0 million in nonrefundable advance capacity reservation fees, which are being amortized over a 10-year period as a reduction of each customer’s regasification capacity fees payable under its TUA.

Other LNG Receiving Terminals

We have a 30% limited partner interest in Freeport LNG. In the first nine months of 2009, Freeport LNG made aggregate distributions to us of $9.0 million. We expect to continue to receive distributions from Freeport LNG as they are approved by the board of directors of Freeport LNG’s general partner.

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

Natural Gas Pipeline Business

As of September 30, 2009, Phase 1 of the Creole Trail Pipeline, consisting of 94 miles of natural gas pipeline, had been constructed and placed into commercial operations. Expenditures incurred for the construction of the Creole Trail Pipeline through September 30, 2009 were approximately $550 million, including accrued liabilities.  As discussed above, we believe we have sufficient cash and other working capital to operate Phase 1 of our Creole Trail Pipeline until at least the earliest date when principal payments may be required on our existing indebtedness, which is August 2011.

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

LNG and Natural Gas Marketing Business

During the nine months ended September 30, 2009, Cheniere Marketing successfully purchased, transported, and unloaded LNG at the Sabine Pass LNG receiving terminal on a spot basis and entered into derivative contracts to hedge the cash flows from the future sales of this LNG inventory.

The accounting treatment for LNG inventory differs from the treatment for derivative positions such that the economics of Cheniere Marketing’s activities are not transparent in the financial statements until all LNG inventory is sold and derivative positions are settled. Our LNG inventory is recorded as an asset at cost and is subject to lower of cost or market (“LCM”) adjustments at the end of each period.  The LCM adjustment market price is based on month-end natural gas spot prices, and any loss from a LCM adjustment is recorded in our earnings at the end of each period. Revenue and cost of goods sold are not recognized in our earnings until the regasified LNG is sold. Our unrealized derivatives positions at the end of each period extend into the future to hedge the cash flow from future sales of our LNG inventory. These positions are measured at fair value and we record the gains and losses from the change in their fair value currently in earnings. Thus, earnings from changes in the fair value of our derivatives may not be offset by losses from LCM adjustments to our LNG inventory because the LCM adjustments that may be made to LNG inventory are based on period-end spot prices that are different from the time periods of the prices used to fair value our derivatives. Any losses from changes in the fair value of our derivatives will not be offset by gains until the regasified LNG is actually sold.

For the nine months ended September 30, 2009, Cheniere Marketing had a $17.0 million loss as a result of LCM adjustments to its LNG inventory.  This loss was offset by $6.9 million in gains from regasified LNG sales, derivative settlements, and changes in fair value of our derivatives.  The reasons for the LCM losses being greater than the sales and derivative earnings are that the prompt month prices used to adjust LNG inventory value declined more than the derivative contract month prices used to determine fair value of the derivatives; in addition, Cheniere Marketing did not sell the majority of its LNG inventory as of September 30, 2009.

As discussed above, we believe we have sufficient cash and other working capital to fund our LNG and natural gas marketing business until at least the earliest date when principal payments may be required on our existing indebtedness, which is August 2011.

Corporate and Other Activities

We are required to maintain corporate general and administrative functions to serve our business activities described above. As discussed above, we believe that we will have sufficient cash and cash equivalents to fund these functions until our debt maturities.

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

Sources and Uses of Cash

The following table (in thousands) and the explanatory paragraphs following the table summarize the sources and uses of our cash and cash equivalents for the nine months ended September 30, 2009 and 2008. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this document.

	Nine Months Ended September 30,
	2009	2008
		(As adjusted)
SOURCES OF CASH AND CASH EQUIVALENTS
Use of restricted cash and cash equivalents	$219,727	$391,399
Use of restricted treasury securities	—	12,673
Proceeds from debt	—	239,965
Proceeds from related party debt	—	250,000
Distributions from limited partnership investment	9,000	4,800
Sale of common stock	—	471
Total sources of cash and cash equivalents	228,727	899,308

USES OF CASH AND CASH EQUIVALENTS
LNG terminal and pipeline construction-in-process	(97,991)	(521,687)
Debt repurchases	(30,030)	—
Operating cash flow	(94,226)	(101,412)
Distributions to non-controlling interest holders	(19,794)	(19,794)
Purchases of intangible and fixed assets, net of sales	(760)	(2,765)
Debt issuance costs	(121)	(28,148)
Purchase of treasury shares	(80)	(4,405)
Purchase of LNG for commissioning, net of amounts transferred to LNG terminal construction-in-process	—	(16,595)
Advances under long-term contracts, net of transfers to construction-in-process	—	(6,587)
Investment in restricted cash and cash equivalents	—	(255,586)
Repayment of debt	—	(95,000)
Other	(563)	(15,522)
Total uses of cash and cash equivalents	(243,565)	(1,067,501)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,838)	(168,193)
CASH AND CASH EQUIVALENTS—beginning of period	102,192	296,530
CASH AND CASH EQUIVALENTS—end of period	$87,354	$128,337

Use of restricted cash and cash equivalents

In November 2006, Sabine Pass LNG issued an aggregate principal amount of $2,032.0 million of Senior Secured Notes consisting of $550.0 million of 7¼% Senior Secured Notes due 2013 (the “2013 Notes”) and $1,482.0 million of 7½% Senior Secured Notes due 2016 (the “2016 Notes” and collectively with the 2013 Notes, the “Senior Notes”). In September 2008, Sabine Pass LNG issued an additional $183.5 million, before discount, of 2016 Notes whose terms were identical to the previously outstanding 2016 Notes. The net proceeds from the additional issuance of the 2016 Notes were $145.0 million. Under the indenture governing the Senior Notes, a portion of the proceeds from the Senior Notes is required to be used for scheduled interest payments and to fund the cost to complete construction of the Sabine Pass LNG receiving terminal. Due to these restrictions imposed by the indenture, the proceeds are not presented as cash and cash equivalents, and therefore, when proceeds from the Senior Notes are used they are presented as a source of cash and cash equivalents. For the nine months ended September 30, 2009, the $219.7 million use of restricted cash and cash equivalents was the result of obtaining access to use the restricted cash and cash equivalents in the TUA reserve account and using restricted cash and cash equivalents to pay for scheduled interest payments and construction activities at the Sabine Pass LNG receiving terminal. For the nine months ended September 30, 2008, the $391.4 million of restricted cash and cash equivalents were used primarily to pay for scheduled interest payments and construction activities at the Sabine Pass LNG receiving terminal.

LNG terminal and pipeline construction-in-process

Capital expenditures for our LNG receiving terminals and pipeline projects were $98.0 million and $521.7 million in the nine months ended September 30, 2009 and 2008, respectively. The decrease in LNG terminal and pipeline construction-in-process in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, resulted primarily from our completing construction of the Sabine Pass LNG receiving terminal, which commenced construction in the first quarter of 2005, and the initial phase of the Creole Trail Pipeline, which commenced construction in the second quarter of 2007.

Debt repurchases

Net cash used in debt repurchase was $30.0 million and zero in the nine months ended September 30, 2009 and 2008, respectively. During the second quarter of 2009, we reduced long-term debt by exchanging a combination of $30.0 million cash and cash equivalents and 4.0 million common shares for $120.4 million aggregate principal amount of our Convertible Senior Unsecured Notes.

Operating cash flow

Net cash used in operations was $94.2 million and $101.4 million in the nine months ended September 30, 2009 and 2008, respectively. Net cash used in operations in the nine months ended September 30, 2009 and 2008 related primarily to the continued development of our LNG receiving terminals, natural gas pipelines and LNG and natural gas marketing business, offset by TUA payments received from Total and Chevron during the nine months ended September 30, 2009.  Net cash used in operating cash flow for the nine-month period ended September 30, 2009 included $34.3 million used for LNG inventory compared to zero in the corresponding period of 2008.

Distributions to non-controlling interest holders

During each of the nine month periods ended September 30, 2009 and 2008, we made distributions of $19.8 million to non-controlling interest holders of Cheniere Partners, respectively.

Purchase of LNG for commissioning, net of amounts transferred to LNG terminal construction-in-process

In the nine months ended September 30, 2009, we acquired and successfully unloaded an additional LNG commissioning cargo for the Sabine Pass LNG receiving terminal. As of September 30, 2009, we reclassified all LNG utilized in the commissioning process to construction-in-process and the remaining LNG to LNG inventory, as commissioning activities and construction of the Sabine Pass LNG receiving terminal were substantially complete. As of September 30, 2008, we acquired several LNG commissioning cargoes for the Sabine Pass LNG receiving terminal and successfully unloaded the LNG into the Sabine Pass LNG receiving terminal.

Debt Agreements

The following table (in thousands) and the explanatory paragraphs following the table summarize our various debt agreements as of September 30, 2009.

	Sabine Pass LNG, L.P.	Cheniere Energy Partners, L.P.	Other Cheniere Energy, Inc.	Consolidated Cheniere Energy, Inc.
Long-term debt (including related parties)
Senior Notes (including related parties)	$2,215,500	$—	$—	$2,215,500
2007 Term Loan	—	—	400,000	400,000
2008 Convertible Loans (including related parties)	—	—	285,259	285,259
Convertible Senior Unsecured Notes	—	—	204,630	204,630
Total long-term debt	2,215,500	—	889,889	3,105,389

Debt discount (including related parties)
Senior Notes (including related parties) (1)	(33,645)	—	—	(33,645)
Convertible Senior Unsecured Notes (2)	—	—	(42,768)	(42,768)
Total debt discount	(33,645)		(42,768)	(76,413)

Long-term debt (including related parties), net of discount	$2,181,855	$—	$847,121	$3,028,976

(1)
In September 2008, Sabine Pass LNG issued an additional $183.5 million, par value, of 2016 Notes.  The net proceeds from the additional issuance of the 2016 Notes were $145.0 million.  The difference between the par value and the net proceeds is the debt discount, which will be amortized through the maturity of the 2016 Notes.

(2)
Effective as of January 1, 2009, we are required to record a debt discount on our Convertible Senior Unsecured Notes.  The unamortized discount will be amortized through the maturity of the Convertible Senior Unsecured Notes.

Convertible Senior Unsecured Notes

In July 2005, we consummated a private offering of $325.0 million aggregate principal amount of Convertible Senior Unsecured Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The notes bear interest at a rate of 2¼% per year. Interest on the notes is payable semi-annually in arrears on February 1 and August 1 of each year. The notes are convertible at any time into our common stock under certain circumstances at an initial conversion rate of 28.2326 per $1,000 principal amount of the notes, which is equal to a conversion price of approximately $35.42 per share. As of September 30, 2009, no holders had elected to convert their notes. We may redeem some or all of the notes on or before August 1, 2012, for cash equal to 100% of the principal plus any accrued and unpaid interest if in the previous 10 trading days the volume-weighted average price of our common stock exceeds $53.13, subject to adjustment, for at least five consecutive trading days. In the event of such redemption, we will make an additional payment equal to the present value of all remaining scheduled interest payments through August 1, 2012, discounted at the U.S. Treasury securities rate plus 50 basis points. The Indenture governing the notes contains customary reporting requirements.

During the second quarter of 2009, we reduced debt by exchanging $120.4 million aggregate principal amount of our Convertible Senior Unsecured Notes for a combination of $30.0 million cash and cash equivalents and 4.0 million common shares, reducing our principal amount due in 2012 to $204.6 million, at September 30, 2009. As a result of the exchange, we recognized a gain of $45.4 million that we have reported as gain on early extinguishment of debt in our Consolidated Statements of Operations for the nine months ended September 30, 2009.

Sabine Pass LNG Senior Notes

Sabine Pass LNG has issued an aggregate principal amount of $2,215.5 million of Senior Notes consisting of $550.0 million of 7¼% Senior Secured Notes due 2013 and $1,665.5 million of 7½% Senior Secured Notes due 2016. Interest on the Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The Senior Notes are secured on a first-priority basis by a security interest in all of Sabine Pass LNG’s equity interests and substantially all of its operating assets. Under the Sabine Pass Indenture governing the Senior Notes, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment. In addition, there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture.

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

As long as the 2008 Convertible Loans are exchangeable for shares of Series B Preferred Stock or shares of Series B Preferred Stock remain outstanding, the holders of a majority of the 2008 Convertible Loans and Series B Preferred Stock, acting together, shall have the right to nominate two individuals to the Company’s Board of Directors, and together with Board of Directors, a third nominee, who shall be an independent director.  In addition, one of the lenders is Scorpion Capital Partners LP (“Scorpion”), an affiliate of one of the Company’s directors.  As of September 30, 2009 and December 31, 2008, $272.3 million and $261.4 million, respectively, were outstanding under the 2008 Convertible Loans and were included on Long-term Debt—Related Party on our Consolidated Balance Sheets.

Issuances of Common Stock

During the first nine months of 2009, no shares of our common stock were issued pursuant to the exercise of stock options. We issued 326,000 shares of non-vested restricted stock to new and existing employees during the first nine months of 2009.  We also issued 4.0 million shares of our common stock as part of the consideration used to repurchase a portion of the Convertible Senior Unsecured Notes during the second quarter of 2009.

During the first nine months of 2008, a total of 145,000 shares of our common stock were issued pursuant to the exercise of stock options, resulting in net cash proceeds of $0.5 million. In addition, 480,000 shares of our common stock were issued to our employees in the form of non-vested restricted stock awards, 537,000 shares of vested common stock were issued to our executive officers related to our performance in 2007, 1,899,000 shares of non-vested restricted stock were issued to our employees as a part of the short-term and long-term retention plans approved by the Compensations Committee and 229,000 shares of non-vested restricted stock were issued to our directors.

Results of Operations

Three Months Ended September 30, 2009 vs. Three Months Ended September 30, 2008 (As adjusted)

Overall Operations

Our consolidated net loss was $42.5 million ($0.80 net loss per common share—basic and diluted) for the three months ended September 30, 2009, a 41% decrease from our $71.6 million ($1.51 net loss per common share—basic and diluted) consolidated net loss for the three months ended September 30, 2008. The decrease in net loss was primarily due to an increase in LNG receiving terminal revenue related to the commencement of TUA payments by Total and Chevron, the gain associated with the repurchase of a portion of our Convertible Senior Unsecured Notes at a discount, the absence of restructuring charges incurred in the third quarter of 2008 and a decrease of general and administrative expenses (“G&A”); these factors were partially offset by increases in interest expense and depreciation expense.

LNG receiving terminal revenues

LNG receiving terminal revenues increased $65.1 million in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The increase in revenues was primarily caused by the commencement of Total’s TUA payments effective April 1, 2009 and Chevron’s TUA payments effective July 1, 2009.

 Marketing and trading revenues

Marketing and trading revenues decreased $12.3 million in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The $9.6 million marketing and trading loss for the three months ended September 30, 2009 was primarily caused by a $15.8 million inventory write-down that was partially offset by $5.4 million in derivative gains and $1.1 million of net revenue from physical sales of regasified LNG.

LNG receiving terminal and pipeline operating expense

LNG receiving terminal and pipeline operating expense increased $3.8 million in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. This increase in operating expense resulted from the Sabine Pass LNG receiving terminal’s initial 2.6 Bcf/d of regasification capacity and 10.1 Bcf/d of storage capacity achieving commercial operability in the third quarter of 2008.

Depreciation, depletion and amortization expense

Depreciation, depletion and amortization expense increased $7.0 million in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. This increase resulted from our having begun depreciating the Sabine Pass LNG receiving terminal’s initial 2.6 Bcf/d of regasification capacity and 10.1 Bcf of storage capacity in the third quarter of 2008 when it was ready for use and placed in service, and our having begun depreciating the Creole Trail Pipeline during the second quarter of 2008 when it was ready for use and placed in service.

General and administrative expenses

G&A expenses decreased $14.4 million in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. This decrease in G&A expense primarily resulted from a reduction in a property tax accrual and a reduction in salaries and benefits incurred in 2009 associated with our 2008 cost savings program and the allocation of salaries and benefits to operating costs as a result of the achievement of commercial operability of the Sabine Pass LNG receiving terminal in September 2008. Included in G&A expenses in the three months ended September 30, 2009 and 2008 was non-cash compensation of $4.7 million and $9.8 million, respectively. Excluding the impact of non-cash compensation, G&A for the three months ended September 30, 2009 and 2008 would have been $10.9 million and $20.1 million, respectively.

Interest expense, net

Interest expense, net of amounts capitalized, increased $20.6 million in the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The increase in interest expense was caused by additional debt issuances during the third quarter of 2008, and a decrease in capitalized interest as a result of placing in service the initial phase of the Sabine Pass LNG receiving terminal and Creole Trail Pipeline in the third quarter of 2008 and second quarter of 2008, respectively.

Derivative gain

Derivative gain in the three months ended September 30, 2009 was a gain of $1.2 million compared to a gain of $14.7 million in the three months ended September 30, 2008. The change in derivative gain is a function of natural gas prices. Natural gas prices decreased between the comparable periods, resulting in an increase in the value of the derivative instruments we used to hedge our exposure to price changes.

Interest income

Interest income decreased $3.4 million in the three months ended September 30, 2009 compared to the three months ended September 30, 2008, due to lower average invested cash balances resulting from the use of cash to pay construction costs and interest payments and lower interest rates.

Nine Months Ended September 30, 2009 vs. Nine Months Ended September 30, 2008 (As adjusted)

Overall Operations

Our consolidated net loss was $138.3 million ($2.71 net loss per common share—basic and diluted) in the nine months ended September 30, 2009, a 47% decrease from our $261.9 million ($5.55 net loss per common share—basic and diluted) consolidated net loss in the nine months ended September 30, 2008. The decrease in net loss was primarily due to an increase in LNG receiving terminal revenue related to the start of our TUA fees from Total and Chevron, the gain associated with the repurchase of a portion of our Convertible Senior Unsecured Notes at a discount, the absence of restructuring charges and a decrease of G&A; these factors were partially offset by increases in interest expense and depreciation expense.

LNG receiving terminal revenues

Revenues increased $103.3 million in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The increase in revenues was primarily caused by the commencement of Total’s TUA payments effective April 1, 2009 and Chevron’s TUA payments effective July 1, 2009.

Marketing and trading revenues

Marketing and trading revenues decreased $13.1 million in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The $10.3 million marketing and trading loss for the nine months ended September 30, 2009 was primarily caused by a $17.0 million inventory write-down that was partially offset by $5.2 million in derivative gains and $1.7 million of net revenue from physical sales of regasified LNG.

LNG receiving terminal and pipeline development expenses

LNG receiving terminal and pipeline development expenses decreased $10.7 million in the nine months ended September 30, 2009 compared to the nine months of 2008. Our LNG receiving terminal and pipeline development expenses include primarily professional costs associated with front-end engineering and design work, obtaining orders from the FERC authorizing construction of our facilities and other required permitting for our LNG receiving terminals and natural gas pipelines. The primary cause of the decrease was a result of the Sabine Pass LNG receiving terminal’s initial 2.6 Bcf/d of regasification capacity and 10.1 Bcf/d of storage capacity achieving commercial operability in the third quarter of 2008.

LNG receiving terminal and pipeline operating expense

LNG receiving terminal and pipeline operating expense increased $21.5 million in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. This increase in operating expense resulted from the Sabine Pass LNG receiving terminal’s initial 2.6 Bcf/d of regasification capacity and 10.1 Bcf/d of storage capacity achieving commercial operability in the third quarter of 2008, and Phase 1 of the Creole Trail Pipeline achieving commercial operability in the second quarter of 2008.

Depreciation, depletion and amortization expense

Depreciation, depletion and amortization expense increased $26.3 million in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. This increase resulted from our having begun depreciating the Sabine Pass LNG receiving terminal’s initial 2.6 Bcf/d of regasification capacity and 10.1 Bcf of storage capacity in the third quarter of 2008 when it was ready for use and placed in service, and our having begun depreciating the Creole Trail Pipeline during the second quarter of 2008 when it was ready for use and placed in service.

Restructuring charges

Restructuring charges decreased $78.9 million in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. During the nine months ended September 30, 2008, we recognized $78.9 million in restructuring charges as a result of our 2008 cost savings program in connection with the downsizing of our natural gas marketing business activities, wrapping up of significant construction activities for both our Sabine Pass LNG receiving terminal and Creole Trail Pipeline and seeking alternative arrangements for our time charter interest in two LNG vessels.  In the nine months ended September 30, 2009, we did not record any restructuring charges and do not expect to record any material amounts in the future as it relates to the 2008 cost savings program mentioned.

General and administrative expenses

G&A expenses decreased $31.2 million in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. This decrease in G&A expense primarily resulted from a reduction in a property tax accrual and a reduction in salaries and benefits incurred in 2009 associated with our 2008 cost savings program and the allocation of salaries and benefits to operating costs as a result of the achievement of commercial operability of the Sabine Pass LNG receiving terminal in September 2008. Included in G&A expenses in the nine months ended September 30, 2009 and 2008 were non-cash compensation of $13.5 million and $23.8 million, respectively. Excluding the impact of non-cash compensation, G&A for the nine months ended September 30, 2009 and 2008 would have been $35.3 million and $56.2 million, respectively.

Gain (loss) on early extinguishment of debt

During the second quarter of 2009, we reduced debt by exchanging $120.4 million aggregate principal amount of our Convertible Senior Unsecured Notes for a combination of $30.0 million cash and cash equivalents and 4.0 million common shares, reducing our principal amount due in 2012 to $204.6 million. As a result of the exchange, we recognized a gain of $45.4 million that we have reported as gain on early extinguishment of debt.

Loss on early extinguishment of debt of $10.7 million in the nine months ended September 30, 2008 was a result of recognizing all unamortized debt issuance costs associated with the $95 million Bridge Loan that was paid in full using a portion of the borrowings under the 2008 Convertible Loans during the third quarter of 2008.

Derivative gain

Derivative gain in the nine months ended September 30, 2009 was a gain of $4.5 million compared to a gain of $2.3 million in the nine months ended September 30, 2008. The change in derivative gain is a function of natural gas prices. Natural gas prices decreased between the comparable periods, resulting in an increase in the fair value of the derivative instruments we use to hedge our exposure to price changes.

Interest expense, net

Interest expense, net of amounts capitalized, increased $86.5 million in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The increase in interest expense was caused by additional debt issuances during the third quarter of 2008, and a decrease in capitalized interest as a result of placing in service the initial phase of the Sabine Pass LNG receiving terminal and Creole Trail Pipeline in the third quarter of 2008 and second quarter of 2008, respectively. In addition, the increase in interest expense was a result of additional debt issuances during the third quarter of 2008.

Interest income

Interest income decreased $16.6 million in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, due to lower average invested cash balances resulting from the use of cash to pay construction costs and interest payments and lower interest rates.

Off-Balance Sheet Arrangements

As of September 30, 2009, we had no “off-balance sheet arrangements” that may have a current or future material affect on our consolidated financial position or results of operations.

Summary of Critical Accounting Policies and Estimates

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives but involve an implementation and interpretation of existing rules, and the use of judgment, to apply the accounting rules to the specific set of circumstances existing in our business. In preparing our financial statements in conformity with GAAP, we endeavor to comply properly with all applicable rules on or before their adoption, and we believe that the proper implementation and consistent application of the accounting rules are critical. However, not all situations are specifically addressed in the accounting literature. In these cases, we must use our best judgment to adopt a policy for accounting for these situations. We accomplish this by analogizing to similar situations and the accounting guidance governing them.

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

Generally, costs that are capitalized prior to a project meeting the criteria otherwise necessary for capitalization include: land costs, costs of lease options and the costs of certain permits, which are capitalized as intangible LNG assets. The costs of lease options are amortized over the life of the lease once obtained. If no lease is obtained, the costs are expensed. Site rental costs and related amortization of capitalized options were capitalized during the construction period through the end of 2005. Beginning in 2006, such costs have been expensed.

We capitalize interest and other related debt costs during the construction period of our LNG receiving terminal. Upon commencement of operations, capitalized interest, as a component of the total cost, will be amortized over the estimated useful life of the asset. Upon commencement of operations, capitalized interest, as a component of the total cost, will be amortized over the estimated useful life of the asset.

Revenue Recognition

LNG regasification capacity fees are recognized as revenue over the term of the respective TUAs. Advance capacity reservation fees are initially deferred and amortized over a 10-year period as a reduction of a customer’s regasification capacity fees payable under its TUA.

LNG and Natural Gas Marketing

Operating results from marketing and trading activities are presented on a net basis on our Consolidated Statement of Operations. Marketing and trading revenues represent the margin earned on the purchase and transportation costs of LNG and subsequent sales of natural gas to third parties. Our marketing and trading revenues also include pretax derivative gains/losses and inventory lower-of-cost-or-market adjustments, if any.

Regulated Natural Gas Pipelines

Our developing natural gas pipeline business is subject to the jurisdiction of the FERC in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. The economic effects of regulation can result in a regulated company recording as assets those costs that have been or are expected to be approved for recovery from customers, or recording as liabilities those amounts that are expected to be required to be returned to customers, in a rate-setting process in a period different from the period in which the amounts would be recorded by an unregulated enterprise. Accordingly, we record assets and liabilities that result from the regulated rate-making process that may not be recorded under GAAP for non-regulated entities. We continually assess whether regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes and recent rate orders applicable to other regulated entities. Based on this continual assessment, we believe the existing regulatory assets are probable of recovery. These regulatory assets and liabilities are primarily classified in the Consolidated Balance Sheets as Other Assets and Other Liabilities. We periodically evaluate their applicability under GAAP, and consider factors such as regulatory changes and the effect of competition. If cost-based regulation ends or competition increases, we may have to reduce our asset balances to reflect a market basis less than cost and write-off the associated regulatory assets and liabilities.

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

Cash Flow Hedges

We have used, and may in the future use, derivative instruments to limit our exposure to variability in expected future cash flows. Cash flow hedge transactions hedge the exposure to variability in expected future cash flows. In the case of cash flow hedges, the hedged item (the underlying risk) is generally unrecognized (i.e., not recorded on the balance sheet prior to settlement), and any changes in the fair value, therefore, will not be recorded within earnings. Conceptually, if a cash flow hedge is effective, this means that a variable, such as a movement in interest rates, has been effectively fixed so that any fluctuations will have no net result on either cash flows or earnings. Therefore, if the changes in fair value of the hedged item are not recorded in earnings, then the changes in fair value of the hedging instrument (the derivative) must also be excluded from the income statement or else a one-sided net impact on earnings will be reported, despite the fact that the establishment of the effective hedge results in no net economic impact. To prevent such a scenario from occurring, U.S GAAP requires that the fair value of a derivative instrument designated as a cash flow hedge to be recorded as an asset or liability on the balance sheet, but with the offset reported as part of other comprehensive income, to the extent that the hedge is effective. We assess both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in our hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. On an on-going basis, we monitor the actual dollar offset of the hedges’ market values compared to hypothetical cash flow hedges. Any ineffective portion of the cash flow hedges will be reflected in earnings. Ineffectiveness is the amount of gains or losses from derivative instruments that are not offset by corresponding and opposite gains or losses on the expected future transaction.

Goodwill

Goodwill represents the excess of cost over fair value of the assets of businesses acquired. It is evaluated annually for impairment by first comparing our management’s estimate of the fair value of a reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, a computation of the implied fair value of the goodwill is compared with its related carrying value. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in the amount of the excess. We had goodwill of approximately $76.8 million at September 30, 2009 and December 31, 2008, attributable to our LNG receiving terminal segment.

We perform an annual goodwill impairment review in the fourth quarter of each year; although we may perform a goodwill impairment review more frequently whenever events or circumstances indicate that the carrying value may not be recoverable. Judgments and assumptions are inherent in our management’s estimate of future cash flows used to determine the estimate of the reporting unit’s fair value. The use of alternate judgments and/or assumptions could result in the recognition of different levels of impairment charges in the financial statements.

Share-Based Compensation Expense

We recognize compensation expense for all share-based payments granted after January 1, 2006 and prior to, but not yet vested as of, January 1, 2006, using the Black-Scholes-Merton option valuation model. We recognize share-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award.

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

New Accounting Standards and Recently Issued Accounting Standards Not Yet Adopted

In April 2009, the Financial Accountings Standard Board (“FASB”) issued a staff position providing additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. The guidance was effective for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our financial position, results of operations or cash flow.

In April 2009, the FASB issued a staff position requiring fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The guidance is effective for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our financial position, results of operations or cash flow.

In May 2009, the FASB issued new requirements for reporting subsequent events. These requirements set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Disclosure of the date through which an entity has evaluated subsequent events and the basis for that date is also required. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after the date set forth in the financial statements being presented. The Company started adhering to these requirements in the second quarter of 2009.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities. The guidance affects the overall consolidation analysis and requires enhanced disclosures on involvement with variable interest entities. The guidance is effective for fiscal years beginning after November 15, 2009. We do not expect the adoption of this amendment to have a material impact on our financial position, results of operations or cash flow.

In June 2009, the FASB issued SFAS No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. As of July 1, 2009, the Codification supersedes all existing non-SEC accounting and reporting standards. We adopted this statement for the period ended September 30, 2009. The adoption of this statement did not have an impact on our financial position, results of operations or cash flow.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our Consolidated Balance Sheets.

Marketing and Trading Commodity Price Risk

Through Cheniere Marketing, from time to time we will enter into natural gas and foreign currency derivatives to hedge the exposure of future cash flows associated with the LNG that we hold. We use value at risk (“VaR”) and other methodologies for market risk measurement and control purposes. At September 30, 2009, the one-day VaR with a 95% confidence interval of our derivative positions was $0.3 million. At December 31, 2008, the one-day VaR with a 95% confidence interval of our derivative positions was less than $0.1 million.

Our derivative positions as of September 30, 2009 primarily consisted of natural gas swaps entered into to hedge the exposure to variability in expected future cash flows related to the sale of commercial LNG and of excess LNG purchased for commissioning the Sabine Pass LNG receiving terminal. As of September 30, 2009, we had entered into a total equivalent of 8,391,500 MMBtu of natural gas swaps through January 31, 2011 for which we would receive fixed prices of $4.300 to $7.644 per MMBtu. At September 30, 2009, the value of the natural gas swaps was a liability of $0.3 million.

Our derivative positions as of September 30, 2009 also consisted of forward foreign exchange contracts entered into to protect the cash flows from the sale of LNG inventory from fluctuations in currency values. As of September 30, 2009, we had entered into forward contracts through December 15, 2009 to exchange a total of 12,675,000 GBP for which we would receive fixed exchange rates of 1.5834 to 1.6572 USD/GBP.

Item 4.	Disclosure Controls and Procedures

Based on their evaluation as of the end of the quarter ended September 30, 2009, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are (i) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of September 30, 2009, there were no threatened or pending legal matters that would have a material impact on our consolidated results of operations, financial position or cash flows.

Item 6.	Exhibits

(a)  Each of the following exhibits is filed herewith:

10.1	Change Order 61 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004, between Sabine Pass LNG, L.P. and Bechtel Corporation

10.2	Change Order 62 to Lump Sum Turnkey Engineering, Procurement and Construction Agreement dated December 18, 2004, between Sabine Pass LNG, L.P. and Bechtel Corporation

10.3	Change Orders 13, 14, 15 and 16 to Engineer, Procure and Construct (EPC) LNG Unit Rates Soil Contract, dated July 21, 2006, between Sabine Pass LNG, L.P. and Remedial Construction Services, L.P.

10.4
Third Amendment to Guarantee and Collateral Agreement (Crest Entities) and Fourth Amendment to Guarantee and Collateral Agreement (Non-Crest Entities), dated September 17, 2009, by Cheniere Common Units Holdings, LLC, the guarantors and the grantors signatory thereto and The Bank of New York Mellon, as collateral agent

10.5
Fifth Amendment to Credit Agreement, dated September 17, 2009, by Cheniere Common Units Holdings, LLC, the other Loan Parties (as defined therein), the Lenders (as defined therein) and The Bank of New York Mellon, as administrative agent and collateral agent

10.6	Assumption Agreement, dated September 17, 2009, by Cheniere Marketing, LLC (formerly Cheniere Marketing, Inc.) in favor of The Bank of New York Mellon as collateral agent

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHENIERE ENERGY, INC.

/s/ JERRY D. SMITH
Jerry D. Smith Vice President and Chief Accounting Officer (on behalf of the registrant and as principal accounting officer)

Date: November 5, 2009