Form 10-Q
period 2010-03-31
CHENIERE ENERGY INC
filed 2010-05-07
CIK 3570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 3, 2010, there were 57,262,754 shares of Cheniere Energy, Inc. Common Stock, $0.003 par value, issued and outstanding.

CHENIERE ENERGY, INC.

  i

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2010	December 31, 2009
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$95,106	$88,372
Restricted cash and cash equivalents	176,098	138,309
LNG inventory	11,140	32,602
Accounts and interest receivable	3,533	9,899
Prepaid expenses and other	18,894	17,093
TOTAL CURRENT ASSETS	304,771	286,275

NON-CURRENT RESTRICTED CASH AND CASH EQUIVALENTS	82,892	82,892
PROPERTY, PLANT AND EQUIPMENT, NET	2,202,216	2,216,855
DEBT ISSUANCE COSTS, NET	44,978	47,043
GOODWILL	76,819	76,819
INTANGIBLE LNG ASSETS	6,067	6,088
OTHER	18,900	16,650
TOTAL ASSETS	$2,736,643	$2,732,622

LIABILITIES AND DEFICIT
CURRENT LIABILITIES
Accounts payable	$470	$426
Accrued liabilities	65,087	38,425
Deferred revenue	26,439	26,456
Other	22	905
TOTAL CURRENT LIABILITIES	92,018	66,212

LONG-TERM DEBT, NET OF DISCOUNT	2,694,013	2,692,740
LONG-TERM DEBT—RELATED PARTIES, NET OF DISCOUNT	361,008	349,135
DEFERRED REVENUE	32,500	33,500
OTHER NON-CURRENT LIABILITIES	25,793	23,162
COMMITMENTS AND CONTINGENCIES	—	—

DEFICIT
Stockholders’ equity (deficit)
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.003 par value
Authorized: 240,000,000 and 240,000,000 shares at March 31, 2010 and December 31, 2009, respectively
Issued and outstanding: 57,263,000 and 56,651,000 shares at March 31, 2010 and December 31, 2009, respectively	172	170
Treasury stock: 913,000 and 697,000 shares at March 31, 2010 and December 31, 2009, respectively, at cost	(2,172)	(1,494)
Additional paid-in-capital	343,320	336,971
Accumulated deficit	(1,020,413)	(985,246)
Accumulated other comprehensive loss	(121)	(133)
TOTAL STOCKHOLDERS’ DEFICIT	(679,214)	(649,732)
Non-controlling interest	210,525	217,605
TOTAL DEFICIT	(468,689)	(432,127)
TOTAL LIABILITIES AND DEFICIT	$2,736,643	$2,732,622

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2010	2009
REVENUES
LNG receiving terminal revenues	$66,827	$—
Oil and gas sales	537	734
Marketing and trading	12,142	501
Other	11	—
TOTAL REVENUES	79,517	1,235

OPERATING COSTS AND EXPENSES
LNG receiving terminal and pipeline development expense	718	—
LNG receiving terminal and pipeline operating expense	12,813	8,687
Oil and gas production and exploration costs	99	87
Depreciation, depletion and amortization	15,624	12,062
General and administrative expense	19,217	17,797
TOTAL OPERATING COSTS AND EXPENSES	48,471	38,633

INCOME (LOSS) FROM OPERATIONS	31,046	(37,398)

Derivative gain, net	505	2,562
Interest expense, net	(67,194)	(53,250)
Interest income	97	811
Other loss	(103)	(64)
LOSS BEFORE INCOME TAXES AND NON-CONTROLLING INTEREST	(35,649)	(87,339)
INCOME TAX PROVISION	—	—
LOSS BEFORE NON-CONTROLLING INTEREST	(35,649)	(87,339)
NON-CONTROLLING INTEREST	482	4,597
NET LOSS	$(35,167)	$(82,742)

Net loss per common share—basic and diluted	$(0.64)	$(1.70)
Weighted average number of common shares outstanding—basic and diluted	54,870	48,650

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(in thousands)
(unaudited)

							Accumulated
					Additional		Other	Non-	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	controlling	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	(Deficit)

Balance—December 31, 2009	56,651	$170	697	$(1,494)	$336,971	$(985,246)	$(133)	$217,605	$(432,127)
Issuances of restricted stock	828	2	—	—	(2)	—	—	—	—
Forfeitures of restricted stock	(13)	—	13	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,350	—	—	—	6,350
Treasury stock acquired	(203)	—	203	(678)	1	—	—	—	(677)
Comprehensive income: Foreign currency translation	—	—	—	—	—	—	12	—	12
Loss attributable to non-controlling interest	—	—	—	—	—	—	—	(482)	(482)
Distribution to non-controlling interest	—	—	—	—	—	—	—	(6,598)	(6,598)
Net loss	—	—	—	—	—	(35,167)	—	—	(35,167)
Balance—March 31, 2010	57,263	$172	913	$(2,172)	$343,320	$(1,020,413)	$(121)	$210,525	$(468,689)

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,167)	$(82,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	15,624	12,062
Amortization of debt issuance and debt discount	6,599	2,137
Non-cash compensation	6,311	3,947
Restricted interest income on restricted cash and cash equivalents	—	(560)
Use of (investment in) restricted cash and cash equivalents	(48,621)	7,143
Non-cash derivative gain	(3,944)	(270)
Non-controlling interest	(482)	(4,597)
Non-cash interest expense	8,613	7,674
Other	(2,379)	341
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	33,791	24,371
LNG inventory	21,462	—
Accounts and interest receivable	1,883	(1,221)
Deferred revenue	(1,101)	10,258
Prepaid expenses and other	1,301	(1,278)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,890	(22,735)

CASH FLOWS FROM INVESTING ACTIVITIES
Use of restricted cash and cash equivalents	3,430	38,522
LNG terminal and pipeline construction-in-process, net	(2,583)	(27,168)
Distributions from limited partnership investment	2,700	3,900
Purchases of LNG commissioning, net of amounts transferred to LNG terminal construction-in-process	—	(12,800)
Other	(14)	(344)
NET CASH PROVIDED BY INVESTING ACTIVITIES	3,533	2,110

CASH FLOWS FROM FINANCING ACTIVITIES
Use of restricted cash and cash equivalents	7,401	6,621
Distributions to non-controlling interest	(6,598)	(6,598)
Purchase of treasury shares	(676)	(76)
Other	(816)	(32)
NET CASH USED IN FINANCING ACTIVITIES	(689)	(85)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,734	(20,710)
CASH AND CASH EQUIVALENTS—beginning of period	88,372	102,192
CASH AND CASH EQUIVALENTS—end of period	$95,106	$81,482

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

Results of operations for the three-month period ended March 31, 2010 are not necessarily indicative of the results of operations that will be realized for the year ended December 31, 2010.

Certain reclassifications have been made to prior period information to conform to the current presentation.  The reclassifications had no effect on our overall consolidated financial position, results of operations or cash flows.

For further information, refer to the consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2009.

NOTE 2—Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents are comprised of cash that has been contractually restricted as to usage or withdrawal, as follows:

Senior Notes Debt Service Reserve

Sabine Pass LNG, L.P. (“Sabine Pass LNG”) consummated private offerings of an aggregate principal amount of $2,215.5 million of Senior Notes (See Note 8—“Long-Term Debt and Long-Term Debt—Related Parties”). Under the indenture governing the Senior Notes (the “Sabine Pass Indenture”), except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. As of March 31, 2010 and December 31, 2009, we classified $54.9 million and $13.7 million, respectively, as current restricted cash and cash equivalents for the payment of interest due within twelve months. As of March 31, 2010 and December 31, 2009, we classified the permanent debt service reserve fund of $82.4 million as non-current restricted cash and cash equivalents. These cash accounts are controlled by a collateral trustee, and therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

 TUA Reserve

Under the terms and conditions of the 2008 Convertible Loans described below in Note 8—“Long-Term Debt and Long-Term Debt—Related Parties”, we were required to fund a reserve account with $135.0 million to pay obligations of Cheniere Marketing, LLC (“Cheniere Marketing”) under its Terminal Use Agreement (“TUA”) with Sabine Pass LNG and as additional collateral for the 2008 Convertible Loans. We continue to fund this account using quarterly distributions received from distributions on Cheniere’s common, subordinated and general partner units in Cheniere Energy Partners, L.P. (“Cheniere Partners”). The cash account is controlled by a collateral trustee, and therefore, is shown as restricted cash and cash equivalents on our Consolidated Balance Sheets. In June 2009, through an amendment of the 2008 Convertible Loans, we moved $65.2 million out of the TUA reserve account into an unrestricted cash and cash equivalent account. In addition, we made Cheniere Marketing’s March 2010 and December 2009 TUA payments in the amount of $62.8 million and $62.7 million, respectively, to Sabine Pass LNG from this account, leaving the balance of the TUA reserve account at zero as of March 31, 2010 and December 31, 2009.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Other Restricted Cash and Cash Equivalents

As of March 31, 2010 and December 31, 2009, $118.4 million and $124.4 million, respectively, of cash and cash equivalents was primarily related to cash and cash equivalents held by Sabine Pass LNG and Cheniere Partners that is considered restricted to Cheniere.  In addition, due to various other contractual restrictions, $3.3 million and $0.5 million had been classified as non-current restricted cash and cash equivalents on our Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009, respectively.

NOTE 3—LNG Inventory

LNG inventory is recorded at cost and is subject to the lower of cost or market (“LCM”) adjustments at the end of each period.  Inventory cost is determined using the average cost method. Recoveries of losses resulting from interim period LCM adjustments are made due to market price recoveries on the same inventory in the same fiscal year and are recognized as gains in later interim periods with such gains not exceeding previously recognized losses.  As of March 31, 2010 and December 31, 2009, we had 2,725,000 million British thermal units (“MMBtu”) of LNG inventory recorded at $11.1 million and 7,778,000 MMBtu of LNG inventory recorded at $32.6 million on our Consolidated Balance Sheets, respectively.  We have entered into natural gas swaps and forward foreign exchange contracts to hedge the exposure to variability in expected future cash flows related to the sale of the majority of our LNG inventory (see Note 9—“Financial Instruments”).

NOTE 4—Property, Plant and Equipment

Property, plant and equipment consist of LNG terminal and natural gas pipeline costs, LNG site and related costs, investments in oil and gas properties, and fixed assets, as follows (in thousands):

	March 31,	December 31,
	2010	2009
LNG TERMINAL COSTS
LNG receiving terminal	$1,637,621	$1,637,542
LNG receiving terminal construction-in-process	38,201	37,120
LNG site and related costs, net	2,993	2,994
Accumulated depreciation	(50,679)	(40,200)
Total LNG receiving terminal costs	1,628,136	1,637,456

NATURAL GAS PIPELINE COSTS
Natural gas pipeline	563,663	564,213
Natural gas pipeline construction-in-process	2,380	1,995
Pipeline right-of-ways	18,455	18,455
Accumulated depreciation	(26,710)	(23,004)
Total natural gas pipeline costs	557,788	561,659

OIL AND GAS PROPERTIES, successful efforts method
Proved	3,585	3,565
Accumulated depreciation, depletion and amortization	(1,833)	(1,787)
Total oil and gas properties, net	1,752	1,778

FIXED ASSETS
Computers and office equipment	5,822	5,799
Furniture and fixtures	5,291	5,291
Computer software	12,321	12,284
Leasehold improvements	8,886	9,258
Other	1,461	1,488
Accumulated depreciation	(19,241)	(18,158)
Total fixed assets, net	14,540	15,962

PROPERTY, PLANT AND EQUIPMENT, NET	$2,202,216	$2,216,855

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

LNG Terminal Costs

As of December 31, 2009, all costs associated with the construction of the Sabine Pass LNG receiving terminal had been placed into service.  We began depreciating equipment and facilities associated with the Sabine Pass LNG receiving terminal when costs were ready for use.  Depreciation expense related to our Sabine Pass LNG receiving terminal totaled $10.5 million and $6.6 million for the three-month periods ended March 31, 2010 and 2009, respectively.

Natural Gas Pipeline Costs

As of December 31, 2009, all costs associated with the construction of the Creole Trail pipeline had been placed into service.  We began depreciating our costs associated with our Creole Trail pipeline when costs were ready for use.  Depreciation expense related to our Creole Trail pipeline totaled $3.7 million for each of the three-month periods ended March 31, 2010 and 2009.

Fixed Assets

Our fixed assets are recorded at cost and are depreciated on a straight-line method based on estimated lives of the individual assets or groups of assets. Depreciation expense related to our fixed assets totaled $1.4 million and $1.7 million for the three-month periods ended March 31, 2010 and 2009, respectively.

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

Net proceeds from Cheniere Partners’ issuance of common units (1)	$98,442
Net proceeds from Holdings’ sale of Cheniere Partners common units (2)	203,946
Distributions to Cheniere Partners’ non-controlling interest	(73,013)
Non-controlling interest share of loss of Cheniere Partners	(18,850)
Non-controlling interest at March 31, 2010	$210,525

(1)
In March and April 2007, we and Cheniere Partners completed a public offering of 15,525,000 Cheniere Partners common units (“Cheniere Partners Offering”). Through the Cheniere Partners Offering, Cheniere Partners received $98.4 million in net proceeds from the issuance of its common units to the public. Prior to January 1, 2009, a company was able to elect an accounting policy of recording a gain or loss on the sale of common equity of a subsidiary equal to the amount of proceeds received in excess of the carrying value of the parent’s investment. Effective January 1, 2009, the sale of common equity of a subsidiary is accounted for as an equity transaction.

(2)
In conjunction with the Cheniere Partners Offering, Cheniere LNG Holdings LLC (“Holdings”) sold a portion of the Cheniere Partners common units held by it to the public, realizing proceeds net of offering costs of $203.9 million, which included $39.4 million of net proceeds realized once the underwriters exercised their option to purchase an additional 2,025,000 common units from Holdings. Due to the subordinated distribution rights on our subordinated units, we have recorded those proceeds as a non-controlling interest.

NOTE 6—Investment in Limited Partnership

We account for our 30% limited partnership investment in Freeport LNG Development, L.P. (“Freeport”) using the equity method of accounting. As of March 31, 2010 and December 31, 2009, we had unrecorded cumulative suspended losses of $5.8 million and $10.9 million, respectively, related to our investment in Freeport LNG, as the basis in this investment had been reduced to zero.

During the three-month periods ended March 31, 2010 and 2009, Freeport LNG distributed to us $2.7 million and $3.9 million, respectively.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

The financial position of Freeport LNG at March 31, 2010 and December 31, 2009 and the results of Freeport LNG’s operations for the three-month periods ended March 31, 2010 and 2009 are summarized as follows (in thousands):

	March 31,	December 31,
	2010	2009
Current assets	$97,942	$113,387
Property, plant and equipment, net	851,551	861,386
Construction-in-process	75,715	71,544
Other assets	37,393	37,596
Total assets	$1,062,601	$1,083,913

Current liabilities	$8,172	$86,677
Notes payable, net of current maturities	1,140,328	1,089,494
Deferred revenue and other deferred credits	15,085	16,563
Partners’ capital	(100,984)	(108,821)
Total liabilities and partners’ capital	$1,062,601	$1,083,913

	Three Months Ended March 31,
	2010	2009
Income from continuing operations	$36,321	$32,570
Net income	16,837	12,658
Cheniere’s 30% share of income from equity method investment (1)	$5,051	$3,797

(1)
During the three-month periods ended March 31, 2010 and 2009, we did not record $5.1 million and $3.8 million, respectively, of the net income for such periods as the basis in this investment had been reduced to zero and because we did not guarantee any obligations and had not been committed to provide any further financial support since December 2005, other than $4.8 million in cash calls which we received and funded in 2008.  See Note 16—“Subsequent Events” for a related subsequent event.

NOTE 7—Accrued Liabilities

As of March 31, 2010 and December 31, 2009, accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Accrued interest expense and related fees	$56,225	$16,179
Payroll	3,293	11,118
LNG terminal construction and operating costs	930	10,335
Other accrued liabilities	4,639	793
Total accrued liabilities	$65,087	$38,425

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 8—Long-Term Debt and Long-Term Debt—Related Parties

As of March 31, 2010 and December 31, 2009, our long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Long-term debt (including related parties):
Senior Notes (including related parties)	$2,215,500	$2,215,500
2007 Term Loan	400,000	400,000
2008 Convertible Loans (including related parties)	302,327	293,714
Convertible Senior Unsecured Notes	204,630	204,630
Total long-term debt	3,122,457	3,113,844
Debt discount:
Senior Notes (including related parties)	(31,297)	(32,471)
Convertible Senior Unsecured Notes	(36,139)	(39,498)
Total debt discount	(67,436)	(71,969)

Long-term debt (including related parties), net of discount	$3,055,021	$3,041,875

Sabine Pass LNG Senior Notes

In November 2006, Sabine Pass LNG issued an aggregate principal amount of $2,032.0 million of Senior Notes, consisting of $550.0 million of 7¼% Senior Secured Notes due 2013 (the “2013 Notes”) and $1,482.0 million of 7½% Senior Secured Notes due 2016 (the “2016 Notes” and collectively with the 2013 Notes, the “Senior Notes”). In September 2008, Sabine Pass LNG issued an additional $183.5 million, before discount, of 2016 Notes whose terms were identical to the previously outstanding 2016 Notes. The net proceeds received from the additional issuance of 2016 Notes were $145.0 million.  The additional issuance and the previously outstanding 2016 Notes are treated as a single series of notes under the Sabine Pass Indenture.

Interest on the Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The Senior Notes are secured on a first-priority basis by a security interest in all of Sabine Pass LNG’s equity interests and substantially all of its operating assets. Under the Sabine Pass Indenture, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and  there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the three-month periods ended March 31, 2010 and 2009, Sabine Pass LNG made distributions of $106.7 million and $76.3 million, respectively, to Cheniere Partners after satisfying all the applicable conditions in the Sabine Pass Indenture.

As of March 31, 2010 and December 31, 2009, we classified $73.5 million and $72.9 million, respectively, as part of Long-Term Debt—Related Party on our Consolidated Balance Sheets because related parties held these portions of this debt.

Convertible Senior Unsecured Notes

In July 2005, we consummated a private offering of $325.0 million aggregate principal amount of Convertible Senior Unsecured Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.  The notes bear interest at a rate of 2¼% per year. The notes are convertible at any time into our common stock under certain circumstances at an initial conversion rate of 28.2326 shares per $1,000 principal amount of the notes, which is equal to a conversion price of approximately $35.42 per share. As of March 31, 2010, no holders had elected to convert their notes at the conversion rate.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

On January 1, 2009, we adopted an accounting standard that requires issuers of certain convertible debt instruments to separately account for the liability component and the equity component represented by the embedded conversion option in a manner that will reflect that entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The following table summarizes the liability component of the Convertible Senior Unsecured Notes (in thousands):

	March 31, 2010	December 31, 2009
Principal amount	$204,630	$204,630
Unamortized discount	(36,139)	(39,498)
Net carrying amount	$168,491	$165,132

The unamortized discount is being amortized through the August 2012 maturity of the Convertible Senior Unsecured Notes.  Interest expense for the Convertible Senior Unsecured Notes, including the debt discount amortization, for the three-month periods ended March 31, 2010 and 2009 was $4.6 million and zero, respectively.  The effective interest rate as of March 31, 2010 was 10.9% for the Convertible Senior Unsecured Notes.

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

2008 Convertible Loans

In August 2008, we entered into a credit agreement pursuant to which we obtained $250.0 million in convertible term loans (“2008 Convertible Loans”).  The 2008 Convertible Loans will mature in 2018, but the lenders can require prepayment of the loan for 30 days following August 15, 2011, 2013 and 2015, and upon a change of control. The 2008 Convertible Loans bear interest at a fixed rate of 12% per annum, except during the occurrence of an event of default during which time the rate of interest will be 14% per annum. Interest is due semi-annually on the last business day of January and July. At our option, until August 15, 2011, accrued interest may be added to the principal on each semi-annual interest date. The aggregate amount of all accrued interest to August 15, 2011 will be payable upon the maturity date. The 2008 Convertible Loans are secured by Cheniere’s rights and fees payable under management services agreements with Sabine Pass LNG and Cheniere Partners, by Cheniere’s common units in Cheniere Partners, by the equity and non-real property assets of Cheniere’s pipeline entities, by the equity of various other subsidiaries and certain other assets and subsidiary guarantees. The original principal amount of $250.0 million may be exchanged for newly-created Series B Convertible Preferred Stock, par value $0.0001 per share (“Series B Preferred Stock”), with voting rights limited to the equivalent of 10,125,000 shares of common stock. The exchange ratio is one share of Series B Preferred Stock for each $5,000 of outstanding borrowings, subject to adjustment. The aggregate preferred stock is exchangeable into 50 million shares of common stock at a price of $5.00 per share pursuant to a broadly syndicated offering. No portion of any accrued interest is eligible for conversion into Series B Preferred Stock.

As long as the 2008 Convertible Loans are exchangeable for shares of Series B Preferred Stock or shares of Series B Preferred Stock remain outstanding, the holders of a majority of the 2008 Convertible Loans and Series B Preferred Stock, acting together, shall have the right to nominate two individuals to the Company’s Board of Directors, and together with the Board of Directors, a third nominee, who shall be an independent director.  In addition, one of the lenders is Scorpion Capital Partners LP, an affiliate of one of the Company’s directors.  As of March 31, 2010 and December 31, 2009, $287.5 million and $276.2 million, respectively, were outstanding under the 2008 Convertible Loans and were included in Long-term Debt—Related Party on our Consolidated Balance Sheets.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 9—Financial Instruments

We entered into financial derivatives to hedge the exposure to variability in expected future cash flows and currency fluctuations attributable to the future sale of LNG inventory. Changes in the fair value of our derivatives are reported in earnings because they do not meet the criteria to be designated as a hedging instrument that is required to qualify for cash flow hedge accounting.

The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The fair value of our commodity futures contracts are based on inputs that are quoted prices in active markets for identical assets or liabilities, resulting in Level 1 categorization of such measurements. The following table (in thousands) sets forth, by level within the fair value hierarchy, the fair value of our financial assets and liabilities at March 31, 2010:

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
Derivatives asset	$3,038	—	—	$3,038

Derivatives asset reflects the fair value of natural gas swaps entered into to hedge the cash flows from the sale of LNG inventory.

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

Financial Instruments (in thousands):

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Notes (1)	$550,000	$517,000	$550,000	$503,250
2016 Notes, net of discount (1)	1,634,203	1,442,184	1,633,029	1,371,744
Convertible Senior Unsecured Notes, net of discount (2)	168,491	106,149	165,132	95,777
2007 Term Loan (3)	400,000	390,814	400,000	384,640
2008 Convertible Loans (3)	302,327	318,330	293,714	299,001

(1)
The fair value of the Senior Notes, net of discount, is based on quotations obtained from broker-dealers who made markets in these and similar instruments as of March 31, 2010 and December 31, 2009, as applicable.

(2)	The fair value of our Convertible Senior Unsecured Notes is based on the closing trading prices on March 31, 2010 and December 31, 2009, as applicable.

(3)
The 2007 Term Loan and 2008 Convertible Loans are closely held by few holders and purchases and sales are infrequent and are conducted on a bilateral basis without price discovery by us.  These loans are not rated and have unique covenants and collateral packages such that comparisons to other instruments would be imprecise. Moreover, the 2008 Convertible Loans are convertible into shares of Cheniere common stock. Nonetheless, we have provided an estimate of the fair value of these loans as of March 31, 2010 and December 31, 2009 based on an index of the yield to maturity of CCC rated debt of other companies in the energy sector.

NOTE 10—Income Taxes

From our inception, we have reported a net operating loss (“NOL”) for both financial reporting purposes and for international, federal and state income tax reporting purposes. Accordingly, we are not presently a taxpayer and have not recorded a net liability for international, federal or state income taxes in any of the periods included in the accompanying financial statements. Our Consolidated Statements of Operations for the three-month periods ended March 31, 2010 and 2009 include no income tax benefits.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

During the fourth quarter of 2008, largely due to the increased level of trading activity in our shares, we experienced an ownership change within Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended, that will subject approximately $600 million of our existing NOL carryforwards to the annual NOL utilization limitations.  The applicable Section 382 limitation may affect our ability to fully utilize our existing tax NOL carryforwards.  Our ability to fully utilize our existing tax NOL carryforwards is dependent on increasing the recognition of built-in gains in the five-year period following the above-referenced ownership change.

NOTE 11—Net Loss Per Share

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

The following table reconciles basic and diluted weighted average common shares outstanding for the three-month periods ended March 31, 2010 and 2009 (in thousands except for loss per share):

	Three Months Ended March 31,
	2010	2009
Weighted average common shares outstanding:
Basic	54,870	48,650
Dilutive common stock options (1)	—	—
Dilutive Convertible Senior Unsecured Notes (2)	—	—
Dilutive 2008 Convertible Loans (3)	—	—
Diluted	54,870	48,650

Basic loss per share	$(0.64)	$(1.70)
Diluted loss per share	$(0.64)	$(1.70)

(1)
Stock options, phantom stock and unvested stock representing securities that could potentially dilute basic EPS in the future that were not included in the diluted computation because they would have been anti-dilutive for the three-month periods ended March 31, 2010 and 2009, were 8.7 million and  4.3 million, respectively.

(2)
Common shares of 59.2 million issuable upon conversion of the Convertible Senior Unsecured Notes for the three-month periods ended March 31, 2010 and 2009, were not included in the diluted computation because the computation of diluted net loss per share utilizing the “if-converted” method would be anti-dilutive.

(3)
Common shares of 50.0 million issuable upon conversion of the 2008 Convertible Loans were not included in the computation of diluted because the computation of diluted net loss per share utilizing the “if-converted” method would be anti-dilutive.

NOTE 12—Comprehensive Loss

The following table is a reconciliation of our net loss to our comprehensive loss for the three-month periods ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Net loss	$(35,167)	$(82,742)
Other comprehensive loss items:
Foreign currency translation	12	(62)
Comprehensive loss	$(35,155)	$(82,804)

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 13—Supplemental Cash Flow Information and Disclosures of Non-Cash Transactions

The following table provides supplemental disclosure of cash flow information for the three-month periods ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Cash paid during the period for interest, net of amounts capitalized	$11,919	$2,871
Construction-in-process and debt issuance additions funded with accrued liabilities	28	44,217

NOTE 14—Business Segment Information

We have three operating business segments: LNG receiving terminal business, natural gas pipeline business and LNG and natural gas marketing business. These operating segments reflect lines of business for which separate financial information is produced internally and are subject to evaluation by our chief operating decision makers in deciding how to allocate resources.

Our LNG receiving terminal business segment consists of the operational Sabine Pass LNG receiving terminal, approximately 90.6% owned (at March 31, 2010) in western Cameron Parish, Louisiana on the Sabine Pass Channel and two other LNG receiving terminals that are in various stages of development at the following locations: Corpus Christi LNG, 100% owned, near Corpus Christi, Texas; and Creole Trail LNG, 100% owned, at the mouth of the Calcasieu Channel in central Cameron Parish, Louisiana. In addition, we own a 30% limited partner interest in a fourth project, Freeport LNG, located on Quintana Island near Freeport, Texas.

Our natural gas pipeline business segment consists of the Creole Trail Pipeline, consisting of 94 miles of natural gas pipeline connecting the Sabine Pass LNG receiving terminal to numerous interconnection points with existing interstate natural gas pipelines in southwest Louisiana, and other natural gas pipelines in various stages of development to provide access to North American natural gas markets.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

The following table summarizes revenues, net income (loss) from operations and total assets for each of our operating segments (in thousands):

	Segments
	LNG Receiving Terminal	Natural Gas Pipeline	LNG & Natural Gas Marketing	Corporate and Other (1)	Total Consolidation
As of or for the Three-Month Period Ended March 31, 2010
Revenues	$66,827	$11	$12,142	$537	$79,517
Intersegment revenues (losses) (2) (3) (4) (5)	63,951	231	(63,678)	(504)	—
Depreciation, depletion and amortization	10,689	3,768	308	859	15,624
Non-cash compensation	468	133	2,561	3,188	6,350
Income (loss) from operations	98,683	(5,351)	(58,188)	(4,098)	31,046
Interest expense, net	(46,438)	(11,134)	—	(9,622)	(67,194)
Interest income	66	—	14	17	97
Goodwill	76,819	—	—	—	76,819
Total assets	2,036,078	565,583	93,159	41,823	2,736,643
Expenditures for additions to long-lived assets	$1,020	$(164)	$—	$(65)	$791
As of or for the Three-Month Period Ended March 31, 2009
Revenues	$—	$—	$501	$734	$1,235
Intersegment revenues (losses) (2) (3) (4) (5)	62,549	270	(64,454)	1,635	—
Depreciation, depletion and amortization	6,755	3,668	369	1,270	12,062
Non-cash compensation	461	83	1,134	2,269	3,947
Loss from operations	42,298	(6,158)	(68,421)	(5,117)	(37,398)
Interest expense, net	(34,975)	(10,999)	—	(7,276)	(53,250)
Interest income	632	—	112	67	811
Goodwill	76,844	—	—	—	76,844
Total assets	2,194,337	587,737	79,411	30,823	2,892,308
Expenditures for additions to long-lived assets	$54,112	$69	$—	$38	$54,219

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

(2)
Intersegment revenues related to our LNG receiving terminal segment are primarily from TUA capacity reservation fee revenues of $64.0 million and $62.5 million and tug revenues that were received from our LNG and natural gas marketing segment for the three-month periods ended March 31, 2010 and 2009, respectively. These LNG receiving terminal segment intersegment revenues are eliminated with intersegment expenses in our Consolidated Statement of Operations.

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

(4)
Intersegment losses related to our LNG and natural gas marketing segment are primarily from TUA capacity reservation fee expenses of $63.7 million and $64.5 million and tug costs that were incurred from our LNG receiving terminal segment for the three-month periods ended March 31, 2010 and 2009, respectively. The costs of the LNG and natural gas marketing segment TUA capacity reservation fee expenses are classified as marketing trading gain (loss) as it is considered a capacity contract related to our energy trading and risk management activities. These LNG and natural gas marketing segment intersegment revenues are eliminated with intersegment expenses in our Consolidated Statement of Operations.

(5)
Intersegment losses related to corporate and other are from various transactions between our LNG receiving terminal, natural gas pipeline and LNG and natural gas marketing segments in which revenue recorded by one operating segment is eliminated with a non-revenue line item (i.e. operating expense or is capitalized) by the other operating segment.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
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

For the three-month periods ended March 31, 2010 and 2009, the total share-based compensation expense recognized in our net loss (net of capitalization) was $6.3 million and $3.9 million, respectively.

The total unrecognized compensation cost at March 31, 2010 relating to non-vested share-based compensation arrangements granted under the 1997 Plan and 2003 Plan, before any capitalization, was $18.5 million. That cost is expected to be recognized over 3.5 years, with a weighted average period of 0.9 years.

We received total proceeds from the exercise of stock options of zero in the three-month periods ended March 31, 2010 and 2009, respectively.

NOTE 16—Subsequent Events

JPMorgan Marketing Arrangement

Cheniere Marketing entered into various agreements with JPMorgan LNG Co. (“LNGCo”), an indirect subsidiary of JPMorgan Chase & Co., effective April 1, 2010, providing Cheniere Marketing with financial support to source more cargoes of LNG than it could source on a stand-alone basis.

Freeport LNG Disposition

On April 21, 2010, we entered into an agreement to sell our 30% interest in Freeport LNG to various institutional investors.  The net proceeds of approximately $104 million will be used to pay down a portion of the 2007 Term Loan.  The transaction is expected to close in the second quarter of 2010, subject to meeting conditions precedent including satisfactory completion of due diligence and regulatory approvals.

As previously discussed in Note 6—“Investment in Limited Partnership”, we account for our investment in Freeport LNG using the equity method of accounting.  As of March 31, 2010, we had unrecorded cumulative suspended losses of $5.8 million related to our investment in Freeport LNG, as the basis in its investment had been reduced to zero.  During our investment, we have received $22.8 million (as of February 2010) in distributions and have deferred the recognition of these distributions as a result of our investment being reduced to zero and have presented them as a long-term liability on our Consolidated Balance Sheets.  Once the transaction closes, we expect to recognize approximately $125 million of gain on the sale of our 30% interest in Freeport LNG.

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2009. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. These forward-looking statements are made as of the date of this quarterly report.

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

Our discussion and analysis includes the following subjects:

•    Overview of Business

•    Overview of Significant 2010 Events

•    Liquidity and Capital Resources

•    Results of Operations

•    Off-Balance Sheet Arrangements

•    Summary of Critical Accounting Policies

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

Overview of Significant 2010 Events

In the first quarter of 2010, and through the date of this Form 10-Q, we continue to execute our strategy to operate and to monetize our capacity at the Sabine Pass LNG receiving terminal and the Creole Trail pipeline.  The major events that have occurred through the date of this Form 10-Q include the following:

•
In March 2010, Cheniere Marketing entered into various agreements (“JPMorgan LNG Agreements”) with JPMorgan LNG Co. (“LNGCo”), an indirect subsidiary of JPMorgan Chase & Co., providing Cheniere Marketing with financial support to source more cargoes of LNG than it could source on a stand-alone basis.

•
In April 2010, we entered into an agreement to sell our 30% interest in Freeport LNG.  The net proceeds of approximately $104 million will be used to pay down a portion of the 2007 Term Loan.  The transaction is expected to close in the second quarter of 2010, subject to meeting conditions precedent including satisfactory completion of due diligence and regulatory approvals.

Liquidity and Capital Resources

Although results are consolidated for financial reporting, Cheniere, Sabine Pass LNG, L.P. (“Sabine Pass LNG”) and Cheniere Partners operate with independent capital structures.   Since the inception of both Sabine Pass LNG and Cheniere Partners, the cash needs of each entity have been met with a combination of borrowings, issuance of units and operating cash flows.  We expect the cash needs for Sabine Pass LNG and Cheniere Partners over the next 12 months will be met through operating cash flows.  With respect to Cheniere, we have historically satisfied cash needs by utilizing existing unrestricted cash, management fees from Sabine Pass LNG and Cheniere Partners, distributions from our investment in Cheniere Partners, distributions from our 30% investment in Freeport LNG and operating cash flows from our pipeline and LNG and natural gas marketing businesses.  Below is a table (in thousands) that presents unrestricted and restricted cash for each portion of our capital structure as of March 31, 2010:

	Sabine Pass LNG, L.P.	Cheniere Energy Partners, L.P.	Other Cheniere Energy, Inc.	Consolidated Cheniere Energy, Inc.
Cash and cash equivalents	$—	$—	$95,106	$95,106
Restricted cash and cash equivalents	222,749	32,979	3,262	258,990
Total	$222,749	$32,979	$98,368	$354,096

As of March 31, 2010, we had unrestricted cash and cash equivalents of $95.1 million that was available to Cheniere (excluding Cheniere Partners and Sabine Pass LNG). In addition, we had restricted cash and cash equivalents of $259.0 million, which were designated for the following purposes: $85.4 million and $33.0 million for Sabine Pass LNG and Cheniere Partners working capital, respectively; $137.3 million for interest payments related to the Senior Notes described below; and $3.3 million for other restricted purposes.  In addition, as of March 31, 2010, we expected to receive approximately $18 million as a result of monetizing our LNG inventory and hedging activities (see discussion regarding LNG and natural gas marketing business below).

Our liquidity position was improved by entering into the JP Morgan LNG Agreements, which monetized our LNG inventory, will reduce our working capital requirements to operate our marketing business, and may provide additional financial support to commercialize our capacity at the Sabine Pass LNG receiving terminal and Creole Trail pipeline.

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

Cheniere Partners relies on the receipt of operating revenues from Sabine Pass LNG’s TUAs to fund quarterly cash distributions to us and other unitholders. Sabine Pass LNG is not permitted under the indenture governing the Senior Notes (the “Sabine Pass Indenture”) to make cash distributions to Cheniere Partners if it does not satisfy a fixed charge coverage ratio test of 2:1, calculated as required in the Sabine Pass Indenture, as well as other conditions. If the coverage test is not met, we may not receive distributions. The fixed charge coverage ratio test was met for the periods through March 31, 2010.  Cheniere Partners received distributions from Sabine Pass LNG in the amount of $106.7 million for the three-month period ended March 31, 2010.  Cheniere Partners utilized the cash received from Sabine Pass LNG to pay expenses, make distributions and fund reserves.  Cheniere Partners made distributions of $70.2 million in the aggregate to us and its other unitholders during the three-month period ended March 31, 2010.

We also received approximately $4.6 million of management and service fees from Sabine Pass LNG and Cheniere Partners pursuant to existing agreements for the three-month period ended March 31, 2010.

Sabine Pass LNG Receiving Terminal

The entire approximately 4.0 billion cubic feet per day (“Bcf/d”) of regasification capacity at the Sabine Pass LNG receiving terminal has been fully reserved under three long-term TUAs, under which Sabine Pass LNG’s customers are required to pay fixed monthly fees, whether or not they use the terminal. Capacity reservation fee TUA payments are made by our third-party TUA customers as follows:

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

Other LNG Receiving Terminals

We have a 30% limited partner interest in Freeport LNG. In the year ended December 31, 2009, Freeport LNG made aggregate distributions to us of $15.3 million. As discussed above, we anticipate selling our interest in Freeport LNG in the second quarter of 2010.

We will contemplate making final investment decisions to construct our Corpus Christi and Creole Trail LNG receiving terminal projects upon, among other things, entering into acceptable commercial and financing arrangements for the applicable project. We do not expect to spend significant funds on these projects in the near-term.

Natural Gas Pipeline Business

We have focused our natural gas pipeline development efforts on the following three projects: the Creole Trail Pipeline originating at the Sabine Pass LNG receiving terminal to points of interconnection with multiple interstate and intrastate natural gas pipelines throughout southern Louisiana; the Corpus Christi Pipeline originating at the Corpus Christi LNG receiving terminal to points of interconnection with interstate and intrastate natural gas pipelines in South Texas; and the Cheniere Southern Trail Pipeline originating in southern Louisiana to a point of interconnection with the Florida Gas Transmission Pipeline in western Florida.  We have also purchased a 100% interest in Frontera Pipeline project, a combined transportation and storage project designed to serve industrial and power generation customers in northeastern Mexico (the “Burgos Hub Project”).

As of March 31, 2010, Phase 1 of the Creole Trail Pipeline, consisting of 94 miles of natural gas pipeline, had been constructed and placed into commercial operations. As discussed above, we believe that we have sufficient cash and other working capital to operate Phase 1 of our Creole Trail Pipeline until at least the earliest date when principal payments may be required on our existing indebtedness, which is August 2011.

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

Management evaluates the performance of its LNG and natural gas marketing business activities differently than the measure calculated and presented in accordance with GAAP in our Consolidated Statements of Operations.  Management calculates an Adjusted LNG and natural gas revenue non-GAAP measure to assess the performance of the LNG and natural gas marketing business activities during each period.  As our LNG and natural gas marketing business has entered into natural gas swaps that hedge the cash flows from the future sale of LNG inventory, management believes that the presentation of the Adjusted LNG and natural gas revenue non-GAAP measure provides a meaningful indicator of the performance of our LNG and natural gas marketing business activities during the stated period.

The table below shows the differences between the components of both the LNG and natural gas marketing revenue GAAP measure (presented in our Consolidated Statement of Operations) and the Adjusted LNG and natural gas revenue non-GAAP measure (in thousands):

	For the Three Months Ended March 31, 2010
	LNG and natural gas marketing revenue (GAAP measure)	Adjusted LNG and natural gas marketing revenue (Non-GAAP measure)	Difference
Physical natural gas sales	$25,415	$25,415	$—
Cost of LNG	(19,624)	(30,231)	10,607	(a)
Realized natural gas derivative gain	2,333	2,333	—
Unrealized gas derivative gain	4,028	4,028	—
Other energy trading activities and adjustments	(10)	102	(112)
LNG and natural gas revenue	$12,142	$1,647	$10,495

(a)
The cost of LNG GAAP measure takes into consideration only the cost of LNG that was regasified and sold during the three-month period ended March 31, 2010, using the weighed average cost method for LNG inventory.  The cost of LNG non-GAAP measure represents the marketing revenue, net of historical cost of LNG, expected from future LNG inventory sales based on published forward natural gas price curve prices corresponding to the future months when the regasified LNG is planned to be sold.

Under GAAP measurement, our LNG and natural gas marketing revenue was $12.1 million for the three months ended March 31, 2010, but only $1.6 million was generated by marketing activities during the period. However, even with our cash flow hedges in place, a change in the future inventory value may occur to the extent our hedges are not perfectly effective or we change our regasification schedule.  Although a change in the future inventory value may occur, we believe that the adjusted LNG and natural gas marketing revenue non-GAAP measure is a meaningful indicator of performance of our LNG and natural gas marketing business activities during a stated period.

JPMorgan LNG Agreements

In March 2010, Cheniere Marketing entered into the JPMorgan LNG Agreements with LNGCo under which Cheniere Marketing has agreed to develop and maintain commercial and trading opportunities in the LNG industry and present any such opportunities exclusively to LNGCo.  Cheniere Marketing also agreed to provide, or arrange for the provision of, all of the operations and administrative services required by LNGCo in connection with any LNG cargoes purchased by LNGCo including negotiating agreements and transporting, receiving, storing, hedging and regasifying LNG cargoes.  Cheniere Marketing does not have the authority to contractually bind LNGCo under the JPMorgan LNG Agreements.  In the event LNGCo declines to purchase an LNG cargo presented to it by Cheniere Marketing under the JPMorgan LNG Agreements, Cheniere Marketing may pursue the opportunity on its own behalf or present it to third parties.  The term of the JPMorgan LNG Agreements is two years; however, either party may terminate without penalty at the end of one year.  In return for the services to be provided by Cheniere Marketing, LNGCo will pay a fixed fee to Cheniere Marketing, and may pay additional fees dependent upon the gross margins of each transaction, and the aggregate revenue earned during the term of the JPMorgan LNG Agreements.  Cheniere Marketing remains responsible for the fees and other costs payable under the TUA, other than retainage due to Sabine Pass LNG with respect to cargoes of LNG processed for the benefit of LNGCo and any taxes imposed on LNG inventory stored on behalf of LNGCo at the Sabine Pass LNG receiving terminal.

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

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the three-month periods ended March 31, 2010 and 2009. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Three Months Ended March 31,
	2010	2009
Sources of cash and cash equivalents
Use of restricted cash and cash equivalents	$10,831	$45,143
Distribution from limited partnership investment in Freeport LNG	2,700	—
Operating cash flow	3,890	—
Other	—	3,976
Total sources of cash and cash equivalents	17,421	49,119

Uses of cash and cash equivalents
LNG receiving terminal and pipeline construction-in-process, net	(2,583)	(27,168)
Operating cash flow	—	(22,735)
Distributions to non-controlling interest	(6,598)	(6,598)
Purchases of LNG for commissioning, net of amounts transferred to LNG receiving terminal construction-in-process	—	(12,800)
Other	(1,506)	(528)
Total uses of cash and cash equivalents	(10,687)	(69,829)

Net increase (decrease) in cash and cash equivalents	6,734	(20,710)
Cash and cash equivalents—beginning of period	88,372	102,192
Cash and cash equivalents—end of period	$95,106	$81,482

 Use of restricted cash and cash equivalents

In the three-month periods ended March 31, 2010 and 2009, the $10.8 million and $45.1 million, respectively, of restricted cash and cash equivalents were used primarily to pay for scheduled interest payments and construction activities at the Sabine Pass LNG receiving terminal.  Under the Sabine Pass Indenture, a portion of the proceeds from the Senior Notes was initially required to be used for scheduled interest payments through May 2009 and to fund the cost to complete construction of the Sabine Pass LNG receiving terminal.  Due to these restrictions imposed by the Sabine Pass Indenture, the proceeds from the Senior Notes are not presented as cash and cash equivalents.  When proceeds from the Senior Notes that have been designated as restricted cash and cash equivalents are used, they are presented as a source of cash and cash equivalents.  The decreased use of restricted cash and cash equivalents in the three-month period ended March 31, 2010, primarily resulted from substantially completing construction of the Sabine Pass LNG receiving terminal during the third quarter of 2009.

Operating cash flow

In the three-month periods ended March 31, 2010 and 2009, operating cash flow was $3.9 million and ($22.7) million, respectively. Operating cash flow increased $26.6 million, from ($22.7) million in the three-month period ended March 31, 2009 to $3.9 million in the three-month period ended March 31, 2010. This increase in operating cash flow is primarily a result of cash generated from our LNG and natural gas marketing activities.  Net cash used in operations in the three-month periods ended March 31, 2009 related primarily to the continued development and construction of the Sabine Pass LNG receiving terminal and related activities, including increased employee support costs.

LNG receiving terminal and pipeline construction-in-process, net

In the three-month periods ended March 31, 2010 and 2009, capital expenditures for our LNG receiving terminals and pipeline projects were $2.6 million and $27.2 million, respectively.  Our capital expenditures decreased in the three-month period ended March 31, 2010 as a result of the achievement of full operability of the Sabine Pass LNG receiving terminal.

Distributions to non-controlling interest

In each of the three-month periods ended March 31, 2010 and 2009, Cheniere Partners distributed $6.6 million to its non-affiliated common unitholders.

Purchases of LNG for commissioning, net of amounts transferred to LNG receiving terminal construction-in-process

During the three-month periods ended March 31, 2010 and 2009, we purchased zero and $12.8 million, respectively, for LNG commissioning cargoes, net of amounts transferred to LNG receiving terminal construction-in-process.

Debt Agreements

The following table (in thousands) and the explanatory paragraphs following the table summarize our debt agreements as of March 31, 2010.
	Sabine Pass LNG, L.P.	Cheniere Energy Partners, L.P.	Other Cheniere Energy, Inc.	Consolidated Cheniere Energy, Inc.
Long-term debt (including related parties)
Senior Notes (including related parties)	$2,215,500	$—	$—	$2,215,500
2007 Term Loan	—	—	400,000	400,000
2008 Convertible Loans (including related parties)	—	—	302,327	302,327
Convertible Senior Unsecured Notes	—	—	204,630	204,630
Total long-term debt	2,215,500	—	906,957	3,122,457

Debt discount (including related parties)
Senior Notes (including related parties) (1)	(31,297)	—	—	(31,297)
Convertible Senior Unsecured Notes (2)	—	—	(36,139)	(36,139)
Total debt discount	(31,297)	—	(36,139)	(67,436)

Long-term debt (including related parties), net of discount	$2,184,203	$—	$870,818	$3,055,021

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

Convertible Senior Unsecured Notes

In July 2005, we consummated a private offering of $325.0 million aggregate principal amount of Convertible Senior Unsecured Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The notes bear interest at a rate of 2¼% per year. Interest on the notes is payable semi-annually in arrears on February 1 and August 1 of each year. The notes are convertible at any time into our common stock under certain circumstances at an initial conversion rate of 28.2326 per $1,000 principal amount of the notes, which is equal to a conversion price of approximately $35.42 per share. As of December 31, 2009, no holders had elected to convert their notes. We may redeem some or all of the notes on or before August 1, 2012, for cash equal to 100% of the principal plus any accrued and unpaid interest if in the previous 10 trading days the volume-weighted average price of our common stock exceeds $53.13, subject to adjustment, for at least five consecutive trading days. In the event of such redemption, we will make an additional payment equal to the present value of all remaining scheduled interest payments through August 1, 2012, discounted at the U.S. Treasury securities rate plus 50 basis points. The indenture governing the notes contains customary reporting requirements.

As discussed in Note 8—“Long-Term Debt and Long-Term Debt—Related Parties” of our Notes to Consolidated Financial Statements, we adopted on January 1, 2009 an accounting standard that requires issuers of certain convertible debt instruments to separately account for the liability component and the equity component represented by the embedded conversion option in a manner that will reflect that entity’s nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods.  The fair value of the embedded conversion option at the date of issuance of the Convertible Senior Unsecured Notes was determined to be $134.0 million and has been recorded as a debt discount to the Convertible Senior Unsecured Notes, with a corresponding adjustment to Additional Paid-in Capital.  At March 31, 2010, the unamortized debt discount to the Convertible Senior Unsecured Notes was $36.1 million.

During the second quarter of 2009, we reduced debt by exchanging $120.4 million aggregate principal amount of our Convertible Senior Unsecured Notes for a combination of $30.0 million cash and cash equivalents and 4.0 million common shares, reducing our principal amount due in 2012 to $204.6 million at March 31, 2010. As a result of the exchange, we recognized a gain of $45.4 million that we have reported as gain on early extinguishment of debt in our Consolidated Statements of Operations for the year ended December 31, 2009.

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

As long as the 2008 Convertible Loans are exchangeable for shares of Series B Preferred Stock or shares of Series B Preferred Stock remain outstanding, the holders of a majority of the 2008 Convertible Loans and Series B Preferred Stock, acting together, shall have the right to nominate two individuals to the Company’s Board of Directors, and together with the Board of Directors, a third nominee, who shall be an independent director.  In addition, one of the lenders is Scorpion Capital Partners LP (“Scorpion”), an affiliate of one of the Company’s directors.  As of March 31, 2010 and December 31, 2009, $302.3 million and $293.7 million were outstanding under the 2008 Convertible Loans and were included in long-term debt—related parties, net of discount on our Consolidated Balance Sheets, respectively.

Issuances of Common Stock

In the three-month periods ended March 31, 2010 and 2009, no shares of our common stock were issued pursuant to the exercise of stock options.  In the three-month periods ended March 31, 2010 and 2009, we issued 828,196 shares and 15,830 shares, respectively, of non-vested restricted stock to new and existing employees.

In the three-month periods ended March 31, 2010 and 2009, we raised zero from the exercise of stock options and the exchange or exercise of warrants.

Results of Operations

Three-Month Period Ended March 31, 2010 vs. Three-Month Period Ended March 31, 2009

Overall Operations

Our consolidated net loss decreased $47.5 million, from $82.7 million, or $1.70 per share (basic and diluted), in the three-month period ended March 31, 2009 to $35.2 million, or $0.64 per share (basic and diluted), in the three-month period ended March 31, 2010. This decrease was primarily due to increased LNG receiving terminal revenues as a result of the Sabine Pass LNG receiving terminal starting commercial operations during 2009, which were partially offset by increased LNG receiving terminal and pipeline operating expenses, increased depreciation, depletion and amortization expense (“DD&A”), increased general and administrative expenses and increased interest expense, net.

LNG Receiving Terminal Revenue

Revenues increased $66.8 million, from zero in the three-month period ended March 31, 2009 to $66.8 million in the three-month period ended March 31, 2010. This increase primarily resulted from the commencement of revenues under the Total TUA beginning on April 1, 2009 and the Chevron TUA beginning on July 1, 2009.

LNG and Natural Gas Marketing Revenue

Operating results from marketing and trading activities are presented on a net basis on our Consolidated Statements of Operations. Marketing and trading revenues represent the margin earned on the purchase and transportation costs of LNG and subsequent sales of natural gas to third parties. Our marketing and trading revenues also include pretax derivative gains/losses and inventory lower-of-cost-or-market adjustments, if any.  See table below (in thousands) for itemized comparison of each major type of energy trading and risk management activity:

	Three Months Ended March 31,
	2010	2009
Physical natural gas sales, net of costs	$5,791	$—
Gain (loss) from derivatives	6,361	—
Other energy trading activities	(10)	501
Total LNG and natural gas marketing revenue	$12,142	$501

LNG and natural gas marketing revenues increased $11.6 million, from $0.5 million in the three-month period ended March 31, 2009 to $12.1 million in the three-month period ended March 31, 2010. The $12.1million in the three-month period ended March 31, 2010 primarily resulted from $6.4 million in derivative gains and $5.8 million of net revenue from physical sales of regasified LNG.  The increase in natural gas marketing and trading revenue is primarily a result of the different marketing and trading activities we were engaged in during the three-month period ended March 31, 2010 compared to the same period of 2009.  The $0.5 million gain in the three-month period ended March 31, 2009 primarily resulted from short-term TUA option revenue.  During the second quarter of 2009, we began purchasing, transporting and unloading commercial LNG cargoes into the Sabine Pass LNG receiving terminal and used certain hedging strategies to maximize margins on these cargoes.

LNG Receiving Terminal and Pipeline Operating Expense

Our LNG receiving terminal and pipeline operating expenses include costs incurred to operate the Sabine Pass LNG receiving terminal and the Creole Trail Pipeline.

Operating and maintenance expense increased $4.1 million, from $8.7 million in the three-month period ended March 31, 2009, to $12.8 million in the three-month period ended March 31, 2010. This increase primarily resulted from the achievement of full operability of the Sabine Pass LNG receiving terminal with approximately 4.0 Bcf/d of total sendout capacity and five LNG storage tanks with approximately 16.9 Bcf of aggregate storage capacity.

DD&A

DD&A increased $3.5 million, from $12.1 million in the three-month period ended March 31, 2009, to $15.6 million in the three-month period ended March 31, 2010. This increase is related to beginning depreciation on the costs associated with the achievement of full operability of the Sabine Pass LNG receiving terminal.

Interest Expense, net

Interest expense, net of amounts capitalized, increased $13.9 million, from $53.3 million in the three-month period ended March 31, 2009, to $67.2 million in the three-month period ended March 31, 2010. This increase in interest expense was a result of the achievement of full operability of the Sabine Pass LNG receiving terminal that reduced the amount of interest expense that could be capitalized.

Off-Balance Sheet Arrangements

As of March 31, 2010, we had no “off-balance sheet arrangements” that may have a current or future material affect on our consolidated financial position or results of operations.

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

LNG and Natural Gas Marketing

We have determined that our LNG and natural gas marketing business activities are energy trading and risk management activities for trading purposes and have elected to present these activities on a net basis on our Consolidated Statements of Operations.  Marketing and trading revenues represent the margin earned on the purchase and transportation of LNG purchases and subsequent sales of natural gas to third parties. These energy trading and risk management activities include, but are not limited to: purchase of LNG and natural gas, transportation contracts, and derivatives.  Below is a brief description of our accounting treatment of each type of energy trading and risk management activity and how we account for it:

Purchase of LNG and natural gas

The purchase value of LNG or natural gas inventory is recorded as an asset on our Consolidated Balance Sheets at the cost to acquire the product. Our inventory is subject to LCM adjustment each quarter.  Recoveries of losses resulting from interim period LCM adjustments are made due to market price recoveries on the same inventory in the same fiscal year and are recognized as gains in later interim periods with such gains not exceeding previously recognized losses.  Any adjustment to our inventory is recorded on a net basis as LNG and natural gas marketing revenue on our Consolidated Statements of Operations.

Transportation contracts

We enter into transportation contracts with respect to the transport of LNG or natural gas to a specific location for storage or sale.  Transportation costs that are incurred during the purchase of LNG or natural gas are capitalized as part of the acquisition costs of the product.  Transportation costs incurred to sell LNG or natural gas are recorded on a net basis as LNG and natural gas marketing revenue on our Consolidated Statements of Operations.

Derivatives

We use derivative instruments from time to time to hedge the cash flow variability of our commodity trading activities.  We have disclosed certain information regarding these derivative positions, including the fair value of our derivative positions, in Note 9—“Financial Instruments” of our Notes to Consolidated Financial Statements.  We record changes in the fair value of our derivative positions in our LNG and natural gas marketing revenue on our Consolidated Statements of Operations based on the value for which the derivative instrument could be exchanged between willing parties.  To date, all of our derivative positions fair value determinations have been made by management using quoted prices in active markets for identical instruments.  The ultimate fair value of our derivative instruments is uncertain, and we believe that it is possible that a change in the estimated fair value will occur in the near future as commodity prices change.

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

Goodwill

Goodwill represents the excess of cost over fair value of the assets of businesses acquired. It is evaluated annually for impairment by first comparing our management’s estimate of the fair value of a reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, a computation of the implied fair value of the goodwill is compared with its related carrying value. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in the amount of the excess. We had goodwill of approximately $76.8 million at March 31, 2010 and December 31, 2009, attributable to our LNG receiving terminal segment.

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

Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the use of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. We believe that implied volatility, calculated based on traded options of our common stock, combined with historical volatility is an appropriate indicator of expected volatility and future stock price trends. Therefore, the expected volatility for the year ended December 31, 2009 used in our fair value model was based on a combination of implied and historical volatilities. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, future share-based compensation expense could be significantly different from what we have recorded in the current period (See Note 15—“Share-Based Compensation” of our Notes to Consolidated Financial Statements).

Recent Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities. This guidance affects the overall consolidation analysis and requires enhanced disclosures on involvement with variable interest entities. The guidance is effective as of the first annual reporting period beginning after November 15, 2009, for interim periods within the first annual reporting period and thereafter.  Our adoption of this authoritative guidance had no impact on our financial position, results of operations or cash flow.

In January 2010, the FASB  issued authoritative guidance which requires additional disclosures and clarifies certain existing disclosure requirements regarding fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009. We adopted this guidance effective January 1, 2010. However, none of the specific additional disclosure requirements were applicable to us at the time of filing this report.  See Note 9—“Financial Instruments” for our fair value measurement disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our Consolidated Balance Sheets.

Marketing and Trading Commodity Price Risk

Through Cheniere Marketing, from time to time we will enter into natural gas and foreign currency derivatives to hedge the exposure of future cash flows associated with the LNG that we hold.  We use value at risk (“VaR”) and other methodologies for market risk measurement and control purposes.  The VaR is calculated using the Monte Carlo simulation method. At March 31, 2010 and December 31, 2009, the one-day VaR with a 95% confidence interval on our derivative positions was less than $0.1 million.

Our derivative positions as of March 31, 2010 primarily consisted of exchange cleared NYMEX natural gas swaps entered into to hedge the exposure to variability in expected future cash flows related to the sale of commercial LNG and excess LNG purchased for commissioning at the Sabine Pass LNG receiving terminal. As of March 31, 2010, we had entered into a total of 2,635,000 million British thermal units (“MMBtu”) of NYMEX natural gas swaps through January 2011 for which we will receive fixed prices of $3.925 to $7.151 per MMBtu. At March 31, 2010, the value of the derivatives was an asset of $3.0 million.

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

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of March 31, 2010, there were no threatened or pending legal matters that would have a material impact on our consolidated results of operations, financial position or cash flows.

Item 6.	Exhibits

(a)	Each of the following exhibits is filed herewith:

10.1
Surrender of Capacity Rights Agreement, dated March 26, 2010, by and between Cheniere Marketing, LLC and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 31, 2010)

10.2
Capacity Rights Agreement, dated March 26, 2010, by and between Sabine Pass LNG, L.P. and JPMorgan LNG Co. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 31, 2010)

10.3
Tri-Party Agreement, dated March 26, 2010, by and among Cheniere Marketing, LLC, Sabine Pass LNG, L.P. and JPMorgan LNG Co. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 31, 2010)

10.4
LNG Services Agreement, dated March 26, 2010, by and between Cheniere Marketing, LLC and JPMorgan LNG Co. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 31, 2010)

10.5	2010 Goals & Bonus Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on April 14, 2010)

10.6
Purchase and Sale Agreement, dated as of April 21, 2010, by and among Cheniere FLNG, L.P., Cheniere Energy, Inc. and Zachry American Infrastructure, LLC and Hastings Funds Management (USA), Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on April 22, 2010)

10.7
Charif Souki’s Letter Agreement Amendment effective April 1, 2010 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on April 27, 2010)

10.8
Jean Abiteboul’s secondment arrangement effective April 30, 2010 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on April 27, 2010)

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

Date: May 6, 2010