Form 10-Q
period 2010-09-30
CHENIERE ENERGY INC
filed 2010-11-05
CIK 3570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of   November 1, 2010, there were 57,643,732 shares of Cheniere Energy, Inc. Common Stock, $0.003 par value, issued and outstanding.

CHENIERE ENERGY, INC.

i

PART I. FINANCIAL INFORMATION

Item 1.                      Consolidated Financial Statements

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
 (in thousands, except share data)

	September 30, 2010	December 31, 2009
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$81,515	$88,372
Restricted cash and cash equivalents	116,231	138,309
LNG inventory	901	32,602
Accounts and interest receivable	3,259	9,899
Prepaid expenses and other	15,367	17,093
TOTAL CURRENT ASSETS	217,273	286,275

NON-CURRENT RESTRICTED CASH AND CASH EQUIVALENTS	82,892	82,892
PROPERTY, PLANT AND EQUIPMENT, NET	2,170,820	2,216,855
DEBT ISSUANCE COSTS, NET	39,375	47,043
GOODWILL	76,819	76,819
INTANGIBLE LNG ASSETS	6,067	6,088
OTHER	23,232	16,650
TOTAL ASSETS	$2,616,478	$2,732,622

LIABILITIES AND DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,393	$426
Current debt—related parties	242,598	—
Current debt	12,499	—
Accrued liabilities	71,492	38,425
Deferred revenue	26,340	26,456
Other	85	905
TOTAL CURRENT LIABILITIES	354,407	66,212

LONG-TERM DEBT, NET OF DISCOUNT	2,585,408	2,692,740
LONG-TERM DEBT—RELATED PARTIES, NET OF DISCOUNT	74,629	349,135
DEFERRED REVENUE	30,734	33,500
OTHER NON-CURRENT LIABILITIES	2,312	23,162
COMMITMENTS AND CONTINGENCIES	—	—

DEFICIT
Stockholders’ deficit
Preferred stock, $.0001 par value, 5.0 million shares authorized, none issued	—	—
Common stock, $.003 par value Authorized: 240.0 million shares at September 30, 2010 and December 31, 2009 Issued and outstanding: 57.6 million and 56.7 million shares at September 30, 2010 and December 31, 2009, respectively;	173	170
Treasury stock: 1.0 million and 0.7 million shares at September 30, 2010 and December 31, 2009, respectively, at cost	(2,175)	(1,494)
Additional paid-in-capital	350,388	336,971
Accumulated deficit	(975,316)	(985,246)
Accumulated other comprehensive loss	(185)	(133)
TOTAL STOCKHOLDERS’ DEFICIT	(627,115)	(649,732)
Non-controlling interest	196,103	217,605
TOTAL DEFICIT	(431,012)	(432,127)
TOTAL LIABILITIES AND DEFICIT	$2,616,478	$2,732,622

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUES
LNG receiving terminal revenues	$65,945	$65,119	$199,109	$103,320
Oil and gas sales	749	797	2,170	2,370
Marketing and trading	1,533	(9,609)	14,703	(10,265)
Other	21	25	58	100
TOTAL REVENUES	68,248	56,332	216,040	95,525

OPERATING COSTS AND EXPENSES
LNG receiving terminal and pipeline development expense	4,885	122	6,746	122
LNG receiving terminal and pipeline operating expense	9,053	8,004	31,673	26,033
Oil and gas production and exploration costs	133	126	343	290
Depreciation, depletion and amortization	16,649	14,269	47,885	39,126
General and administrative expense	15,145	15,557	51,273	48,776
TOTAL OPERATING COSTS AND EXPENSES	45,865	38,078	137,920	114,347

INCOME (LOSS) FROM OPERATIONS	22,383	18,254	78,120	(18,822)

OTHER INCOME (EXPENSE)
Gain on sale of equity method investment	—	—	128,330	—
Derivative gain, net	—	1,158	461	4,482
Gain (loss) on early extinguishment of debt	—	—	(1,011)	45,363
Interest expense, net	(63,899)	(61,557)	(198,044)	(176,766)
Interest income	169	114	408	1,313
Other income (loss)	46	124	(42)	107
TOTAL OTHER EXPENSE	(63,684)	(60,161)	(69,898)	(125,501)
INCOME (LOSS) BEFORE INCOME TAXES	(41,301)	(41,907)	8,222	(144,323)
INCOME TAX PROVISION	—	—	—	—
NET INCOME (LOSS)	(41,301)	(41,907)	8,222	(144,323)
NET (INCOME) LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	721	(590)	1,708	6,034
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(40,580)	$(42,497)	$9,930	$(138,289)

Net income (loss) per share attributable to common stockholders—basic	$(0.73)	$(0.80)	$0.18	$(2.71)
Net income (loss) per share attributable to common stockholders—diluted	$(0.73)	$(0.80)	$0.16	$(2.71)
Weighted average number of common shares outstanding—basic	55,609	52,945	55,316	51,073
Weighted average number of common shares outstanding—diluted	55,609	52,945	61,314	51,073

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(in thousands)
(unaudited)

							Accumulated
					Additional		Other	Non-	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	controlling	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	(Deficit)
Balance—December 31, 2009	56,651	$170	697	$(1,494)	$336,971	$(985,246)	$(133)	$217,605	$(432,127)
Issuances of restricted stock	1,248	3	—	—	(4)	—	—	—	(1)
Forfeitures of restricted stock	(51)	—	51	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	13,419	—	—	—	13,419
Treasury stock acquired	(204)	—	204	(681)	2	—	—	—	(679)
Comprehensive income: Foreign currency translation	—	—	—	—	—	—	(52)	—	(52)
Loss attributable to non-controlling interest	—	—	—	—	—	—	—	(1,708)	(1,708)
Distribution to non-controlling interest	—	—	—	—	—	—	—	(19,794)	(19,794)
Net income attributable to common stockholders	—	—	—	—	—	9,930	—	—	9,930
Balance— September 30, 2010	57,644	$173	952	$(2,175)	$350,388	$(975,316)	$(185)	$196,103	$(431,012)

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) attributable to common stockholders	$9,930	$(138,289)
Adjustments to reconcile net income (loss) attributable to common stockholders to net cash used in operating activities:
Gain on sale of limited partnership investment	(128,330)	—
(Gain) loss on early extinguishment of debt	1,011	(45,362)
Depreciation, depletion and amortization	47,885	39,126
Amortization of debt issuance and debt discount	20,397	21,179
Non-cash compensation	13,380	13,416
Restricted interest income on restricted cash and cash equivalents	—	(2,794)
Use of restricted cash and cash equivalents	(4,337)	(22,237)
Non-cash derivative (gain) loss	(820)	587
Non-cash inventory write-downs	—	17,065
Non-controlling interest	(1,708)	(6,034)
Non-cash interest expense	24,963	23,866
Use of cash for accrued interest	(60,899)	—
Other	(5,872)	(19)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	40,019	30,364
LNG inventory	31,702	(34,335)
Accounts and interest receivable	2,246	(433)
Deferred revenue	(3,116)	20,696
Prepaid expenses and other	1,918	(11,022)
NET CASH USED IN OPERATING ACTIVITIES	(11,631)	(94,226)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of limited partnership investment	104,330	—
Use of restricted cash and cash equivalents	3,939	96,464
LNG receiving terminal and pipeline construction-in-process, net	(2,805)	(97,991)
Distributions from limited partnership investment	3,900	9,000
Purchases of intangibles and fixed assets, net of sales	291	(293)
Other	(91)	(533)
NET CASH PROVIDED BY INVESTING ACTIVITIES	109,564	6,647

CASH FLOWS FROM FINANCING ACTIVITIES
Use of restricted cash and cash equivalents	22,475	123,263
Distributions to non-controlling interest	(19,794)	(19,794)
Repurchases and prepayments of debt	(104,681)	(30,030)
Debt issuance costs	(9)	(121)
Purchase of treasury shares	(681)	(80)
Other	(2,100)	(497)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(104,790)	72,741

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,857)	(14,838)
CASH AND CASH EQUIVALENTS—beginning of period	88,372	102,192
CASH AND CASH EQUIVALENTS—end of period	$81,515	$87,354

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Cheniere Energy, Inc. have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included. As used in these Notes to Consolidated Financial Statement, the terms “Cheniere,” “the Company,” “we,” “our” and “us” refer to Cheniere Energy, Inc. and its wholly-owned or controlled subsidiaries, unless otherwise stated or indicated by context.

Results of operations for the three- and nine-month periods ended September 30, 2010 are not necessarily indicative of the results of operations that will be realized for the year ended December 31, 2010.

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

NOTE 2—Liquidity

As of September 30, 2010, we had unrestricted cash and cash equivalents, accounts receivable and other working capital from LNG and natural gas marketing activities of $89.3 million that will be available to Cheniere, which excludes cash and cash equivalents available to Cheniere Energy Partners, L.P. (“Cheniere Partners”), a publicly traded partnership in which we own a 90.6% interest, and Sabine Pass LNG, L.P. (“Sabine Pass LNG”), a wholly-owned subsidiary of Cheniere Partners. In addition, we had restricted cash and cash equivalents of approximately $199.1 million which was designated for the following purposes: approximately $5.2 million for Sabine Pass LNG’s working capital; approximately $51.9 million for Cheniere Partners’ working capital; approximately $137.3 million for interest payments related to the Senior Notes described below; and approximately $4.7 million for other restricted purposes.  Although consolidated for financial reporting, Cheniere, Sabine Pass LNG and Cheniere Partners operate with independent capital structures.

As of September 30, 2010, we reclassified $255.1 million of debt from long-term liability to current liability because the lenders of our 2008 Convertible Loans can require prepayment of the loans within 12 months of September 30, 2010. If the lenders of the 2008 Convertible Loans require a prepayment, they must provide 90 days notice between May 18, 2011 and June 16, 2011.  If the lenders of the 2008 Convertible Loans require prepayment, we believe we will have sufficient unrestricted cash, liquid assets, cash generated from our operations and access to capital markets to satisfy the obligation and fund our operations until our next maturity in May 2012.  In order to satisfy our first required principal payment in May 2012, we will need to continue improving our capital structure, which may be accomplished by entering into commercial agreements, refinancing our existing indebtedness, issuing equity or other securities, selling assets or through a combination of the foregoing, which will be dependent on factors such as worldwide natural gas and capital market conditions (see “Risk Factors” in our current report on Form 8-K dated as of August 6, 2010).

We have made progress in reducing our debt obligations. During the second quarter of 2009, we prepaid $120.4 million aggregate principal amount of our Convertible Senior Unsecured Notes using a combination of $30.0 million cash and cash equivalents and 4.0 million shares of our common stock. In May 2010, we prepaid $102 million of the 2007 Term Loan using the proceeds from the sale of our 30% interest in Freeport LNG Development, L.P. (“Freeport LNG”). In June 2010, we prepaid $60.9 million in accrued interest and $2.7 million of principal on the 2008 Convertible Loans using funds held in a Terminal Use Agreement (“TUA”) reserve account that were released as they were no longer needed to make quarterly TUA payments.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 3—Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of cash and cash equivalents that are contractually restricted as to usage or withdrawal, as follows:

Senior Notes Debt Service Reserve

Sabine Pass LNG consummated private offerings of an aggregate principal amount of $2,215.5 million of Senior Notes (See Note 10—“Debt and Debt—Related Parties”). Under the indenture governing the Senior Notes (the “Sabine Pass Indenture”), except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. As of September 30, 2010 and December 31, 2009, we classified the permanent debt service reserve fund of $82.4 million as non-current restricted cash and cash equivalents. As of September 30, 2010 and December 31, 2009, we classified $54.9 million and $13.7 million, respectively, as current restricted cash and cash equivalents for the payment of interest due within twelve months. These cash accounts are controlled by a collateral trustee, and, therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

TUA Reserve

Under the original terms and conditions of the 2008 Convertible Loans, we were required to fund a reserve account (“TUA Reserve Account”) with $135.0 million to pay obligations of Cheniere Marketing, LLC (“Cheniere Marketing”), a wholly-owned subsidiary of Cheniere, under its TUA with Sabine Pass LNG and as additional collateral for the 2008 Convertible Loans. The cash account is controlled by a collateral trustee, and therefore, is shown as restricted cash and cash equivalents on our Consolidated Balance Sheet as of December 31, 2009.

In June 2010, we amended the 2008 Convertible Loans to permit all funds on deposit in the TUA Reserve Account to be applied to the prepayment of the accrued interest on the loans outstanding under the 2008 Convertible Loans, with any remainder to be applied to the prepayment of the principal balance of such 2008 Convertible Loans.  As a result, $63.6 million from the TUA Reserve Account was applied to such prepayment, leaving the balance of the TUA reserve account at zero at September 30, 2010. The balance of the TUA reserve account was zero at December 31, 2009.

Other Restricted Cash and Cash Equivalents

As of September 30, 2010 and December 31, 2009, $57.0 million and $117.5 million, respectively, of cash and cash equivalents was primarily related to cash and cash equivalents held by Sabine Pass LNG and Cheniere Partners that is considered restricted to Cheniere.  As of September 30, 2010 and December 31, 2009, due to various other contractual restrictions, $4.3 million and $7.1 million had been classified as current restricted cash and cash equivalents, respectively, and $0.5 million had been classified as non-current restricted cash and cash equivalents on our Consolidated Balance Sheets.

NOTE 4—LNG Inventory

LNG inventory is recorded at cost and is subject to the lower of cost or market (“LCM”) adjustments at the end of each period.  Inventory cost is determined using the average cost method. Recoveries of losses resulting from interim period LCM adjustments are recorded when market price recoveries occur on the same inventory in the same fiscal year.  These recoveries are recognized as gains in later interim periods with such gains not exceeding previously recognized losses.  As of September 30, 2010 and December 31, 2009, we had 250,000 million British thermal units (“MMBtu”) of LNG inventory recorded at $0.9 million and 7,778,000 MMBtu of LNG inventory recorded at $32.6 million, respectively, on our Consolidated Balance Sheets.

NOTE 5—Variable Interest Entity

In March 2010, Cheniere Marketing entered into various agreements (“LNGCo Agreements”) with JPMorgan LNG Co. (“LNGCo”), an indirect subsidiary of JPMorgan Chase & Co., effective April 1, 2010, providing Cheniere Marketing with financial support to source more cargos of LNG than it could source on a stand-alone basis.  Under the LNGCo Agreements, Cheniere Marketing has agreed to develop and maintain commercial and trading opportunities in the LNG industry and present any such

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

opportunities exclusively to LNGCo. In addition, Cheniere Marketing is responsible for providing operational and administrative services to LNGCo in exchange for a portion of the risk and return of certain assets and operating results of LNGCo. In return for the services to be provided by Cheniere Marketing, LNGCo pays a fixed fee to Cheniere Marketing, and may pay additional fees dependent upon the gross margins of each transaction, and the aggregate revenue earned during the term of the various agreements. In the event LNGCo incurs operating losses on its LNG cargo activities, Cheniere Marketing would be responsible for funding a portion of these operating losses. Cheniere Marketing holds no ownership interest in LNGCo and does not have the authority to contractually bind LNGCo under the LNGCo Agreements. LNGCo has various operational responsibilities and unilateral participating rights to direct the activities of LNGCo that most significantly impact LNGCo’s economic performance. The term of the LNGCo Agreements is two years; however, either party may terminate without penalty at the end of one year. We have determined that LNGCo is a variable interest entity (“VIE”) for which Cheniere Marketing is not the primary beneficiary because Cheniere Marketing has a portion of the risk and return of certain assets and operating results of LNGCo, but Cheniere Marketing holds no equity in LNGCo and does not have substantive decision making ability. As a result, we have not consolidated LNGCo into Cheniere’s financial statements.

In April 2010, Cheniere Marketing sold its remaining LNG inventory of 2.4 million MMBtu to LNGCo.

During the three- and nine-month periods ended September 30, 2010, we recognized $2.3 million and $5.4 million, respectively, of marketing and trading revenues from LNGCo. As of September 30, 2010, Cheniere Marketing’s maximum exposure to loss relating to LNGCo was $3.7 million related to margin deposits that have been paid to LNGCo and fixed fee and gross margin revenue receivables earned as of September 30, 2010.  A portion of this $3.7 million represents our fixed fee receivable and is reported as accounts and interest receivable, and the remaining portion is reported as other non-current assets and is to be paid to Cheniere Marketing upon the completion or termination of the LNGCo Agreements.

NOTE 6— Property, Plant and Equipment

Property, plant and equipment consist of LNG receiving terminal costs, natural gas pipeline costs, oil and gas properties costs, and fixed assets costs, as follows (in thousands):

	September 30,	December 31,
	2010	2009
LNG RECEIVING TERMINAL COSTS
LNG receiving terminal	$1,637,960	$1,637,542
LNG receiving terminal construction-in-process	38,783	37,120
LNG site and related costs, net	2,990	2,994
Accumulated depreciation	(71,648)	(40,200)
Total LNG receiving terminal costs, net	1,608,085	1,637,456

NATURAL GAS PIPELINE COSTS
Natural gas pipeline	563,698	564,213
Natural gas pipeline construction-in-process	2,422	1,995
Pipeline right-of-ways	18,455	18,455
Accumulated depreciation	(34,195)	(23,004)
Total natural gas pipeline costs, net	550,380	561,659

OIL AND GAS PROPERTIES, successful efforts method
Proved	3,857	3,565
Accumulated depreciation, depletion and amortization	(2,485)	(1,787)
Total oil and gas properties, net	1,372	1,778

FIXED ASSETS
Computers and office equipment	5,478	5,799
Furniture and fixtures	4,509	5,291
Computer software	12,356	12,284
Leasehold improvements	7,282	9,258
Other	1,465	1,488
Accumulated depreciation	(20,107)	(18,158)
Total fixed assets, net	10,983	15,962

PROPERTY, PLANT AND EQUIPMENT, NET	$2,170,820	$2,216,855

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

LNG Receiving Terminal Costs

Depreciation expense related to the Sabine Pass LNG receiving terminal totaled $10.4 million and $8.8 million for the three-month periods ended September 30, 2010 and 2009, respectively, and totaled $31.4 million and $22.4 million for the nine-month periods ended September 30, 2010 and 2009, respectively.

Natural Gas Pipeline Costs

Depreciation expense related to our Creole Trail pipeline totaled $3.7 million for each of the three-month periods ended September 30, 2010 and 2009, and totaled $11.2 million and $11.1 million for the nine-month periods ended September 30, 2010 and 2009, respectively.

Fixed Assets

Our fixed assets are recorded at cost and are depreciated on a straight-line method based on estimated lives of the individual assets or groups of assets. Depreciation expense related to our fixed assets totaled $0.9 million and $1.6 million for the three-month periods ended September 30, 2010 and 2009, respectively; and totaled $3.4 million and $4.9 million for the nine-month periods ended September 30, 2010 and 2009, respectively.

NOTE 7— Non-controlling Interest

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

Net proceeds from Cheniere Partners’ issuance of common units (1)	$98,442
Net proceeds from Holdings’ sale of Cheniere Partners common units (2)	203,946
Distributions to Cheniere Partners’ non-controlling interest	(86,209)
Non-controlling interest share of loss of Cheniere Partners	(20,076)
Non-controlling interest as of September 30, 2010	$196,103

(1)
In March and April 2007, we and Cheniere Partners completed a public offering of 15,525,000 Cheniere Partners common units (“Cheniere Partners Offering”). Through the Cheniere Partners Offering, Cheniere Partners received $98.4 million in net proceeds from the issuance of its common units to the public.

(2)
In conjunction with the Cheniere Partners Offering, Cheniere LNG Holdings, LLC (“Holdings”) sold a portion of the Cheniere Partners common units held by it to the public, realizing proceeds net of offering costs of $203.9 million, which included $39.4 million of net proceeds realized once the underwriters exercised their option to purchase an additional 2,025,000 Cheniere Partners common units from Holdings. Due to the subordinated distribution rights on our subordinated units, we have recorded those proceeds as a non-controlling interest.

NOTE 8—Investment in Limited Partnership

In May 2010, we sold our 30% interest in Freeport LNG to institutional investors for net proceeds of $104.3 million.  We accounted for our investment in Freeport LNG using the equity method of accounting.  Upon the closing of the sale, we had unrecorded cumulative suspended losses related to our investment in Freeport LNG, as the basis in our investment had been reduced to zero.  During our investment, we received $24.0 million in distributions in excess of our share of income (losses); therefore, we presented the distributions as a long-term liability representing a negative equity investment on our Consolidated Balance Sheets.  As a result of the sale, we recognized a net gain of $128.3 million.  The gain was comprised of net proceeds of $104.3 million and $24.0 million in distributions in excess of income.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 9—Accrued Liabilities

As of September 30, 2010 and December 31, 2009, accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Accrued interest expense and related debt fees	$55,698	$16,179
Payroll	7,409	11,118
LNG receiving terminal construction and operating costs	2,035	10,335
Other accrued liabilities	6,350	793
Total accrued liabilities	$71,492	$38,425

NOTE 10—Debt and Debt—Related Parties

As of September 30, 2010 and December 31, 2009, our debt consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Current debt (including related parties):
2008 Convertible Loans (including related parties)	$255,097	$—

Long-term debt (including related parties):
Senior Notes (including related parties)	$2,215,500	$2,215,500
2007 Term Loan	298,000	400,000
2008 Convertible Loans (including related parties)	—	293,714
Convertible Senior Unsecured Notes	204,630	204,630
Total long-term debt	2,718,130	3,113,844
Long-term debt discount:
Senior Notes (including related parties)	(28,950)	(32,471)
Convertible Senior Unsecured Notes	(29,143)	(39,498)
Total debt discount	(58,093)	(71,969)
Long-term debt (including related parties), net of discount	$2,660,037	$3,041,875

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

Interest on the Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The Senior Notes are secured on a first-priority basis by a security interest in all of Sabine Pass LNG’s equity interests and substantially all of its operating assets. Under the Sabine Pass Indenture, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and  there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the three- and nine-month periods ended September 30, 2010, Sabine Pass LNG made distributions of $86.8 million and $298.6 million, respectively, to Cheniere Partners after satisfying all of the applicable conditions in the Sabine Pass Indenture. During the three- and nine-month periods ended September 30, 2009, Sabine Pass LNG made distributions of $73.2 million and $222.5 million, respectively, to Cheniere Partners after satisfying all of the applicable conditions in the Sabine Pass Indenture.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

As of September 30, 2010 and December 31, 2009, we classified $74.6 million and $72.9 million, respectively, as part of long-term debt—related parties on our Consolidated Balance Sheets because related parties held these portions of the Senior Notes.

Convertible Senior Unsecured Notes

In July 2005, we consummated a private offering of $325.0 million aggregate principal amount of Convertible Senior Unsecured Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.  The notes bear interest at a rate of 2¼% per year and mature in August 2012. The notes are convertible at any time into our common stock under certain circumstances at an initial conversion rate of 28.2326 shares per $1,000 principal amount of the notes, which is equal to a conversion price of approximately $35.42 per share. As of September 30, 2010, no holders had elected to convert their notes at the conversion rate.

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

	September 30, 2010	December 31, 2009
Principal amount	$204,630	$204,630
Unamortized discount	(29,143)	(39,498)
Net carrying amount	$175,487	$165,132

The unamortized discount is being amortized through the August 2012 maturity of the Convertible Senior Unsecured Notes.  Interest expense for the Convertible Senior Unsecured Notes, including the debt discount amortization, for the nine-month periods ended September 30, 2010 and 2009 was $10.4 million and $16.8 million, respectively.  The effective interest rate for the Convertible Senior Unsecured Notes as of September 30, 2010 was 10.9%.

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

In May 2010, we sold our 30% interest in Freeport LNG, which was pledged as security of the 2007 Term Loan, to institutional investors for net proceeds of $104.3 million.  The net proceeds from the sale were used to prepay $102.0 million of the 2007 Term Loan in May 2010 (see Note 8—“Investment in Limited Partnership” for additional information). As of September 30, 2010 and December 31, 2009, $298.0 million and $400.0 million, respectively, were outstanding under the 2007 Term Loan and were included in long-term debt on our Consolidated Balance Sheets.

2008 Convertible Loans

In August 2008, we entered into a credit agreement pursuant to which we obtained $250.0 million in convertible term loans (“2008 Convertible Loans”).  The 2008 Convertible Loans will mature in 2018, but the lenders can require prepayment of the loan for 30 days following August 15, 2011, 2013 and 2015, and upon a change of control. The 2008 Convertible Loans bear interest at a fixed rate of 12% per annum, except during the occurrence of an event of default during which time the rate of interest will be 14% per annum. Interest is due semi-annually on the last business day of January and July. At our option, until August 15, 2011, accrued interest may be added to the principal on each semi-annual interest date. The aggregate amount of all accrued interest to August 15,

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

2011 will be payable upon the maturity date. The 2008 Convertible Loans are secured by Cheniere’s rights and fees payable under management services agreements with Sabine Pass LNG and Cheniere Partners, by Cheniere’s 10.9 million common units in Cheniere Partners, by the equity and non-real property assets of Cheniere’s pipeline entities, by the equity of various other subsidiaries and certain other assets and subsidiary guarantees. The outstanding principal amount may be exchanged for newly-created Series B Convertible Preferred Stock, par value $0.0001 per share (“Series B Preferred Stock”), with voting rights limited to the equivalent of 10,125,000 shares of Cheniere common stock. The exchange ratio is one share of Series B Preferred Stock for each $5,000 of outstanding borrowings, subject to adjustment. The aggregate preferred stock is exchangeable into shares of Cheniere common stock at a price of $5.00 per share pursuant to a broadly syndicated offering. No portion of any accrued interest is eligible for conversion into Series B Preferred Stock.

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

As of September 30, 2010, we reclassified $255.1 million of debt from long-term liability to current liability because the lenders of our 2008 Convertible Loans can require prepayment of the loans within 12 months of September 30, 2010. If the lenders of the 2008 Convertible Loans require a prepayment, they must provide 90 days notice no later than June 16, 2011 (see Note 2—“Liquidity”).  As of September 30, 2010 and December 31, 2009, $255.1 million and $293.7 million were outstanding under the 2008 Convertible Loans and are presented as on our Consolidated Balance Sheets as follows (in thousands):

	September 30,	December 31,
	2010	2009
Current debt:
Current debt—related parties	$242,598	$—
Current debt	12,499	—
Total Current debt	255,097	—

Long-term debt:
Long-term debt—related parties	—	280,423
Long-term debt	—	13,291
Long-term 2008 Convertible Loans	—	293,714
Total 2008 Convertible Loans	$255,097	$293,714

NOTE 11—Financial Instruments

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The fair value of our commodity futures contracts are based on inputs that are quoted prices in active markets for identical assets or liabilities, resulting in Level 1 categorization of such measurements. The following table sets forth, by level within the fair value hierarchy, the fair value of our financial assets and liabilities at September 30, 2010 (in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
Derivatives liability—natural gas swaps	$37	$—	$—	$37
Derivatives liability—foreign exchange contracts	48	—	—	48

Derivatives liability—natural gas swaps reflects the fair value of natural gas swaps associated with the marketing of LNG and natural gas.

Derivatives liability—foreign exchange contracts reflects the fair value of forward foreign exchange contracts entered into to hedge the exposure to fluctuations in currency values.

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

Financial Instruments (in thousands):
	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Notes (1)	$550,000	$530,750	$550,000	$503,250
2016 Notes, net of discount (1)	1,636,550	1,493,352	1,633,029	1,371,744
Convertible Senior Unsecured Notes, net of discount (2)	175,487	73,705	165,132	95,777
2007 Term Loan (3)	298,000	292,677	400,000	384,640
2008 Convertible Loans (3)	$255,097	$268,124	$293,714	$299,001

(1)
The fair value of the Senior Notes, net of discount, was based on quotations obtained from broker-dealers who made markets in these and similar instruments as of September 30, 2010 and December 31, 2009, as applicable.

(2)	The fair value of our Convertible Senior Unsecured Notes was based on the closing trading prices on September 30, 2010 and December 31, 2009, as applicable.

(3)
The 2007 Term Loan and 2008 Convertible Loans are closely held by few holders and purchases and sales are infrequent and are conducted on a bilateral basis without price discovery by us.  These loans are not rated and have unique covenants and collateral packages such that comparisons to other instruments would be imprecise. Moreover, the 2008 Convertible Loans are convertible into shares of Cheniere common stock. Nonetheless, we have provided an estimate of the fair value of these loans as of September 30, 2010 and December 31, 2009 based on an index of the yield to maturity of CCC rated debt of other companies in the energy sector.

NOTE 12—Income Taxes

We are not presently a taxpayer and have not recorded a net liability for international, federal or state income taxes in any of the periods included in the accompanying financial statements.  Our Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2010 and 2009 include no income tax benefits.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Changes in the balance of unrecognized tax benefits excluding tax interest and penalties are as follows (in thousands):

Balance at December 31, 2009	$21,877
Additions based on tax position related to current year	—
Additions for tax positions of prior years	—
Reductions of tax positions of prior years	(21,877)
Settlements	—
Balance at September 30, 2010	$—

At December 31, 2009, we had $21.9 million of unrecognized federal income tax benefits that pertain to tax positions taken in the prior years for which there is uncertainty as to the timing of the corresponding tax deductions, but which the ultimate deductibility is highly certain.  Pursuant to Internal Revenue Code Section 172(b)(1)(H) and Revenue Procedure 2009-52, we have elected to apply and utilize an expanded three year net operating loss (“NOL”) carryback on our 2009 United States corporate consolidated tax return.  The expanded three year NOL carryback election eliminates the federal tax consequences related to the uncertainty as to the timing of the unrecognized federal income tax benefits provided above.

During the fourth quarter of 2008, largely due to the increased level of trading activity in our shares, we believed we had experienced an ownership change within the provisions of Internal Revenue Code Section 382 (“Section 382”) that would have subjected approximately $600 million of our existing NOL carryforwards to the annual NOL utilization limitations.  The applicable Section 382 limitation may have affected our ability to fully utilize our existing tax NOL carryforwards.  Our ability to fully utilize our existing tax NOL carryforwards was dependent on increasing the recognition of built-in gains in the five-year period following the above-referenced ownership change.

During the third quarter of 2010, additional information was obtained regarding the trading activity in our shares during 2008.  The additional information accelerated the ownership change date within the provisions of Section 382 from the fourth quarter of 2008 to the first quarter of 2008.  A first quarter 2008 ownership change will not affect our ability to fully utilize our existing tax NOL carryforwards.  We will continue to monitor trading activity in our shares which may cause an additional ownership change which may ultimately affect our ability to fully utilize our existing tax NOL carryforwards.

NOTE 13—Net Income (Loss) Per Share Attributable to Common Stockholders

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

The following table reconciles basic and diluted weighted average common shares outstanding for the three- and nine-month periods ended September 30, 2010 and 2009 (in thousands except for loss per share):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted average common shares outstanding:
Basic	55,609	52,945	55,316	51,073
Dilutive common stock options (1)	—	—	5,998	—
Dilutive Convertible Senior Unsecured Notes (2)	—	—	—	—
Dilutive 2008 Convertible Loans (3)	—	—	—	—
Diluted	55,609	52,945	61,314	51,073

Basic income (loss) per share attributable to common stockholders	$(0.73)	$(0.80)	$0.18	$(2.71)
Diluted income (loss) per share attributable to common stockholders	$(0.73)	$(0.80)	$0.16	$(2.71)

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

(1)
Stock options, phantom stock and unvested stock of 6.2 million shares representing securities that could potentially dilute basic EPS in the future, were not included in the diluted net loss per share computation for the three-month period ended September 30, 2010, because they would have been anti-dilutive. Stock options, phantom stock and unvested stock of 10.7 million shares representing securities that could potentially dilute basic EPS in the future, were not included in the diluted net loss per share computations for the three- and nine-month periods ended September 30, 2009, because they would have been anti-dilutive.

(2)
Common shares of 5.8 million issuable upon conversion of the Convertible Senior Unsecured Notes for the three- and nine-month periods ended September 30, 2010 and 2009 were not included in the diluted computation because the computations of diluted net loss per share attributable to common stockholders utilizing the “if-converted” method would be anti-dilutive.

(3)
Common shares of 49.5 million issuable upon conversion of the 2008 Convertible Loans were not included in the computations of diluted net loss per share for the three- and nine-month periods ended September 30, 2010 because the computations of diluted net loss per share attributable to common stockholders utilizing the “if-converted” method would be anti-dilutive. Common shares of 50.0 million issuable upon conversion of the 2008 Convertible Loans were not included in the computations of diluted net loss per share for the three- and nine-month periods ended September 30, 2009 because the computations of diluted net loss per share attributable to common stockholders utilizing the “if-converted” method would be anti-dilutive.

NOTE 14—Comprehensive Loss

The following table is a reconciliation of our net income (loss) attributable to common stockholders to our comprehensive income (loss) for the three- and nine-month periods ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss) attributable to common stockholders	$(40,580)	$(42,497)	$9,930	$(138,289)
Other comprehensive income (loss) items:
Foreign currency translation	18	71	(52)	113
Comprehensive income (loss) attributable to common stockholders	$(40,562)	$(42,426)	$9,878	$(138,176)

NOTE 15—Supplemental Cash Flow Information and Disclosures of Non-Cash Transactions

The following table provides supplemental disclosure of cash flow information (in thousands):

	Nine Months Ended September 30,
	2010	2009
Cash paid for interest, net of amounts capitalized	$156,874	$91,204
Construction-in-process and debt issuance additions funded with accrued liabilities	—	5,592

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 16—Business Segment Information

We have three operating business segments: LNG receiving terminal business, natural gas pipeline business and LNG and natural gas marketing business. These operating segments reflect lines of business for which separate financial information is produced internally and are subject to evaluation by our chief operating decision makers in deciding how to allocate resources.

Our LNG receiving terminal business segment consists of the operational Sabine Pass LNG receiving terminal, approximately 90.6% owned (at September 30, 2010), in western Cameron Parish, Louisiana on the Sabine Pass Channel and two other LNG receiving terminals that are in various stages of development at the following locations: Corpus Christi LNG, 100% owned, near Corpus Christi, Texas; and Creole Trail LNG, 100% owned, at the mouth of the Calcasieu Channel in central Cameron Parish, Louisiana.

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

The following table summarizes revenues, net income (loss) from operations and total assets for each of our operating segments (in thousands):

	Segments
	LNG Receiving Terminal	Natural Gas Pipeline	LNG & Natural Gas Marketing	Corporate and Other (1)	Total Consolidation
As of or for the Nine Months Ended September 30, 2010
Revenues	$199,109	$58	$14,703	$2,170	$216,040
Intersegment revenues (losses) (2) (3) (4) (5)	128,382	255	(127,012)	(1,625)	—
Depreciation, depletion and amortization	32,008	11,296	832	2,730	46,866
Non-cash compensation	1,241	375	4,517	7,300	13,433
Income (loss) from operations	235,440	(16,407)	(129,255)	(11,658)	78,120
Interest expense, net	(140,323)	(33,795)	—	(23,926)	(198,044)
Interest income	272	—	88	48	408
Goodwill	76,819	—	—	—	76,819
Total assets	1,948,286	557,948	93,494	16,750	2,616,478
Expenditures for additions to long-lived assets	2,279	(326)	(349)	(1,371)	233

As of or for the Nine Months Ended September 30, 2009
Revenues	$103,320	$100	$(10,265)	$2,370	$95,525
Intersegment revenues (losses) (2) (3) (4) (5)	188,105	699	(182,110)	(6,694)	—
Depreciation, depletion and amortization	23,041	11,054	1,180	3,851	39,126
Non-cash compensation	1,150	412	3,838	8,005	13,405
Income (loss) from operations	228,511	(16,096)	(209,865)	(21,371)	(18,821)
Interest expense, net	(111,556)	(33,519)	—	(31,691)	(176,766)
Interest income	1,008	—	195	110	1,313
Goodwill	76,819	—	—	—	76,819
Total assets	2,073,045	575,185	128,637	12,178	2,789,045
Expenditures for additions to long-lived assets	110,598	(4,111)	1,084	(1,222)	106,349

CHENIERE ENERGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

	Segments
	LNG Receiving Terminal	Natural Gas Pipeline	LNG & Natural Gas Marketing	Corporate and Other (1)	Total Consolidation
For the Three Months Ended September 30, 2010
Revenues	$65,945	$21	$1,533	$749	$68,248
Intersegment revenues (losses) (2) (3) (4) (5)	672	—	(276)	(396)	—
Depreciation, depletion and amortization	10,645	3,800	260	925	15,630
Non-cash compensation	397	121	916	2,014	3,448
Income (loss) from operations	34,907	(5,559)	(3,976)	(2,989)	22,383
Interest expense, net	(47,963)	(11,401)	—	(4,535)	(63,899)
Interest income	110	—	44	15	169
Expenditures for additions to long-lived assets	342	(221)	—	(1,295)	(1,174)

For the Three Months Ended September 30, 2009
Revenues	$65,119	$25	$(9,609)	$797	$56,332
Intersegment revenues (losses) (2) (3) (4) (5)	61,491	268	(60,427)	(1,332)	—
Depreciation, depletion and amortization	9,024	3,618	449	1,178	14,269
Non-cash compensation	383	166	1,371	2,852	4,772
Income (loss) from operations	105,433	(5,210)	(78,319)	(3,649)	18,255
Interest expense, net	(40,610)	(11,232)	—	(9,715)	(61,557)
Interest income	71	—	14	29	114
Expenditures for additions to long-lived assets	21,015	(5,021)	1,015	(1,463)	15,546

(1)
Includes corporate activities, oil and gas exploration, development and exploitation activities and certain intercompany eliminations. Our oil and gas exploration, development and exploitation operating activities have been included in the corporate and other column due to the lack of a material impact that these activities have on our consolidated financial statements.

(2)
Intersegment revenues related to our LNG receiving terminal segment are primarily from TUA capacity reservation fee revenues of $125.5 million and $187.6 million and tug revenues that were received from our LNG and natural gas marketing segment for the nine months ended September 30, 2010 and 2009, respectively. Intersegment revenues related to our LNG receiving terminal segment are primarily from TUA capacity reservation fee revenues of zero and $62.5 million and tug revenues that were received from our LNG and natural gas marketing segment for the three-month periods ended September 30, 2010 and 2009, respectively. These LNG receiving terminal segment intersegment revenues are eliminated with intersegment expenses in our Consolidated Statement of Operations.

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

(4)
Intersegment losses related to our LNG and natural gas marketing segment are primarily from TUA capacity reservation fee expenses of $125.5 million and $187.6 million and tug costs that were incurred from our LNG receiving terminal segment for the nine-month periods ended September 30, 2010 and 2009, respectively. Intersegment losses related to our LNG and natural gas marketing segment are primarily from TUA capacity reservation fee expenses of zero and $62.5 million and tug costs that were incurred from our LNG receiving terminal segment for the three-month periods ended September 30, 2010 and 2009, respectively. The costs of the LNG and natural gas marketing segment TUA capacity reservation fee expenses are classified as marketing trading gains (losses) as they are considered capacity contracts related to our energy trading and risk management activities. These LNG and natural gas marketing segment intersegment revenues are eliminated with intersegment expenses in our Consolidated Statement of Operations.

(5)
Intersegment losses related to corporate and other are from various transactions between our LNG receiving terminal, natural gas pipeline and LNG and natural gas marketing segments in which revenue recorded by one operating segment is eliminated with a non-revenue line item (i.e., operating expense or is capitalized) by the other operating segment.

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

For the three- and nine-month periods ended September 30, 2010, the total share-based compensation expense recognized in our net income attributable to common stockholders, net of capitalization, was $3.5 million and $13.4 million, respectively.  For the three- and nine-month periods ended September 30, 2009, the total share-based compensation expense recognized in our net loss attributable to common stockholders, net of capitalization, was $4.8 million and $13.4 million, respectively.

The total unrecognized compensation cost at September 30, 2010 relating to non-vested share-based compensation arrangements granted under the 1997 Plan and 2003 Plan, before any capitalization, was $12.6 million. The total unrecognized compensation cost at September 30, 2010 is expected to be recognized over 3.0 years, with a weighted average period of 0.7 years.

We received no proceeds from the exercise of stock options in the three- and nine-month periods ended September 30, 2010 and 2009.

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

•
statements regarding any terminal use agreement (“TUA”) or other commercial arrangements presently contracted, optioned or marketed, or potential arrangements, to be performed substantially in the future, including any cash distributions and revenues anticipated to be received and the anticipated timing thereof, and statements regarding the amounts of total LNG regasification, liquefaction or storage capacity that are, or may become, subject to TUAs or other contracts;

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

These forward-looking statements are often identified by the use of terms such as “achieve,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “plan,” “potential,” “project,” “propose,” “strategy” and similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they involve assumptions, risks and uncertainties, and these expectations may prove to be incorrect. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.

As used herein, the terms “Cheniere,” “the Company,” “we,” “our” and “us” refer to Cheniere Energy, Inc. and its wholly-owned or controlled subsidiaries.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed under “Risk Factors” in our current report on Form 8-K dated as of August 6, 2010. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. Other than as required under the securities laws, we assume no obligation to update or revise these forward-looking statements or provide reasons why actual results may differ.

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

Overview of Significant 2010 Events

In the first nine months of 2010, and through the date of this Form 10-Q, we continue to execute our strategy to operate and to monetize our capacity at the Sabine Pass LNG receiving terminal and the Creole Trail pipeline, as well as restructure our financial obligations, including the following:

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

•
In June 2010, Cheniere Partners initiated a project to add liquefaction services at the Sabine Pass LNG receiving terminal that would transform the terminal into a bi-directional facility capable of liquefying natural gas and exporting LNG in addition to importing and regasifying foreign-sourced LNG; and

•
In September 2010, Sabine Pass Liquefaction, LLC, a subsidiary of Cheniere Partners, received approval from the U.S. Department of Energy to export 16.0 million tonnes per annum ("mtpa") of LNG, equivalent to approximately 2 billion cubic feet per day (“Bcf/d”), produced from domestic natural gas over a thirty year period starting not later than September 2020. This license authorizes Sabine Pass Liquefaction, LLC to export LNG to purchasers in countries which have a free trade agreement with the United States. A second application to expand the authorization granted in the first license to all World Trade Organization member countries, and to any other country with which the U.S. may conduct trade, has been filed and is in a 60-day public comment period which ends on December 13, 2010.

Liquidity and Capital Resources

Although consolidated for financial reporting, Cheniere, Sabine Pass LNG and Cheniere Partners operate with independent capital structures.   With respect to Sabine Pass LNG and Cheniere Partners, the cash needs of each entity have been met since inception with a combination of borrowings, issuance of units and operating cash flows.  We expect the cash needs for Sabine Pass LNG and Cheniere Partners over the next 12 months will be met through operating cash flows and existing unrestricted cash.  With respect to Cheniere, we have historically satisfied cash needs by utilizing existing unrestricted cash, management fees from Sabine Pass LNG and Cheniere Partners, distributions from our investment in Cheniere Partners, distributions from the 30% limited partner interest in Freeport LNG and operating cash flows from our pipeline and LNG and natural gas marketing businesses.

The following table presents (in thousands) Cheniere's restricted and unrestricted cash and cash equivalents for each portion of our capital structure as of September 30, 2010, with all restricted and unrestricted cash and cash equivalents held by Cheniere Partners and Sabine Pass LNG being deemed restricted by Cheniere as to usage or withdrawal:
	Sabine Pass LNG, L.P.	Cheniere Energy Partners, L.P.	Other Cheniere Energy, Inc.	Consolidated Cheniere Energy, Inc.
Cash and cash equivalents	$—	$—	$81,515	$81,515
Restricted cash and cash equivalents	142,501	51,850	4,772	199,123
Total	$142,501	$51,850	$86,287	$280,638

As of September 30, 2010, we had unrestricted cash and cash, accounts receivable and other working capital from LNG and natural gas marketing activities of $89.5 million that will be available to Cheniere, which excludes cash and cash equivalents available to Cheniere Partners, a publicly traded partnership in which we own a 90.6% interest, and Sabine Pass LNG, a wholly-owned subsidiary of Cheniere Partners. In addition, we had restricted cash and cash equivalents of $199.1 million, which were designated for the following purposes: $5.2 million for Sabine Pass LNG’s working capital; $51.9 million for Cheniere Partners’ working capital; $137.3 million for interest payments related to the Senior Notes described below; and $4.8 million for other restricted purposes.

    As of September 30, 2010, we reclassified $255.1 million of debt from long-term liability to current liability because the lenders of our 2008 Convertible Loans can require prepayment of the loans within 12 months of September 30, 2010 (see Note 10—“Debt and Debt—Related Parties” of our Notes to Consolidated Financial Statements for additional information). If the lenders of the 2008 Convertible Loans require a prepayment, they must provide 90 days notice between May 18, 2011 and June 16, 2011.  If the lenders of the 2008 Convertible Loans require prepayment, we believe we will have sufficient unrestricted cash, liquid assets, cash generated from our operations and access to capital markets to satisfy the obligation and fund our operations until our next maturity in May, 2012.  In order to satisfy our first required principal payment in May 2012, we will need to continue improving our capital structure, which may be accomplished by entering into commercial agreements, refinancing our existing indebtedness, issuing equity or other securities, selling assets or through a combination of the foregoing, which will be dependent on factors such as worldwide natural gas and capital market conditions (see “Risk Factors” in our current report on Form 8-K dated as of August 6, 2010).

In the first nine months of 2010, we have accomplished the following items that we believe improve our liquidity and strengthen our capital structure:

•
In March 2010, our liquidity position was improved by entering into the LNGCo Agreements, which monetized our then-existing LNG inventory of 2,415,000 MMBtu, may reduce our working capital requirements to operate our marketing business by allowing us to source more cargos of LNG than we could source on a stand-alone basis, and may provide additional financial support to commercialize our capacity at the Sabine Pass LNG receiving terminal and Creole Trail Pipeline;

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

o
the assignment of the TUA eliminated the need for us to use distributions we receive from Cheniere Partners to fund Cheniere Marketing’s TUA payment obligation, and therefore distributions we receive will be available to us as unrestricted cash;

o	the elimination of Cheniere Marketing’s TUA payments reduces the cash available to Cheniere Partners to make distributions on the subordinated units that we own; and

o
we amended our management services agreement with Cheniere Partners to change our fixed management fee to a variable fee dependent on cash available to Cheniere Partners after distributions to its common unitholders and general partner, and therefore the cash we receive for managing Cheniere Partners may be less than it was prior to the amendment.

LNG Receiving Terminal Business

Cheniere Partners

Our ownership interest in the Sabine Pass LNG receiving terminal is held through Cheniere Partners. We own approximately 90.6% of Cheniere Partners in the form of 10,891,357 common units, 135,383,831 subordinated units, and a 2% general partner interest, equivalent to 3,302,045 units. Cheniere Partners owns a 100% interest in Sabine Pass LNG, which is operating the Sabine Pass LNG receiving terminal.

We receive quarterly distributions from Cheniere Partners for our ownership interests and we receive management fees for managing Sabine Pass LNG and Cheniere Partners.  For the nine-month period ended September 30, 2010 we received $13.9 million in distributions from our common units, $115.1 million from our subordinated units and $3.0 million from our general partnership interest.  We also received $5.4 million under our management agreements with Cheniere Partners and $5.9 million under our management agreements with Sabine Pass LNG during the nine-month period ended September 30, 2010.

In June 2010, we and Cheniere Partners amended, effective as of July 1, 2010, the fee structure for the various general and administrative services provided by us for Cheniere Partners’ benefit and changed it from a fixed fee to a variable fee. The amended and restated services agreement provides that fees will be paid quarterly from Cheniere Partners’ unrestricted cash and cash equivalents remaining after making distributions to the common unitholders and the general partner in respect of each quarter and retaining certain reserves. Our ability to receive management fees from Cheniere Partners is dependent on our ability to, among other things, manage Cheniere Partners’ and Sabine Pass LNG’s operating and administrative expenses, monetize the 2.0 Bcf/d regasification capacity held by Investments (as discussed below) and develop new projects through either internal development or acquisition to increase cash flow.  The fixed management fees payable by Sabine Pass LNG remain unchanged.

Pursuant to the assignment of Cheniere Marketing’s TUA to Investments, Cheniere Marketing will  no longer make the approximately $250 million per year of payments to Sabine Pass LNG, and Cheniere Partners will not make distributions on our subordinated units unless it generates additional cash flow for Sabine Pass LNG’s excess capacity or its new business. Therefore, distributions to us on our subordinated units and conversion of the subordinated units into common units will depend upon future business development.

Concurrent with the TUA assignment, Investments entered into the VCRA with Cheniere Marketing.  Under the terms of the VCRA, Cheniere Marketing will continue to be responsible for monetizing the capacity at the Sabine Pass LNG receiving terminal and is obligated to pay Investments 80% of the expected gross margin of each cargo of LNG it arranges for delivery to the Sabine Pass LNG receiving terminal. To the extent payments from Cheniere Marketing to Investments under the VCRA or new Cheniere Partners business development increase Cheniere Partners’ available cash in excess of the common unit and general partner distributions and certain reserves, the cash would be distributed to us in the form of distributions on our subordinated units. During the term of the VCRA, Cheniere Marketing is responsible for the payment of taxes and new regulatory costs under the TUA.  We have guaranteed all of Cheniere Marketing’s payment obligations under the VCRA.

Sabine Pass LNG Receiving Terminal

The entire approximately 4.0 Bcf/d of regasification capacity at the Sabine Pass LNG receiving terminal has been fully reserved under three 20-year, firm commitment TUAs.  2.0 Bcf/d is contracted with unaffiliated third parties and 2.0 Bcf/d is contracted with Investments.  Each of the three customers at the Sabine Pass LNG receiving terminal must make the full contracted amount of capacity reservation fee payments under its TUA whether or not it uses any of its reserved capacity. Capacity reservation fee TUA payments are made by Sabine Pass LNG’s third-party customers as follows:

•
Total Gas and Power North America, Inc. (formerly known as Total LNG USA, Inc.) (“Total”) has reserved approximately 1.0 Bcf/d of regasification capacity and has agreed to make monthly capacity payments to Sabine Pass LNG aggregating approximately $125 million per year for 20 years that commenced on April 1, 2009. Total, S.A. has guaranteed Total’s obligations under its TUA up to $2.5 billion, subject to certain exceptions; and

•
Chevron U.S.A., Inc. (“Chevron”) has reserved approximately 1.0 Bcf/d of regasification capacity and has agreed to make monthly capacity payments to Sabine Pass LNG aggregating approximately $125 million per year for 20 years that commenced on July 1, 2009. Chevron Corporation has guaranteed Chevron’s obligations under its TUA up to 80% of the fees payable by Chevron.

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

 Liquefaction Project

As mentioned above, in June 2010, Cheniere Partners initiated a project to add liquefaction services at the Sabine Pass LNG receiving terminal that would transform the terminal into a bi-directional facility capable of liquefying natural gas and exporting LNG in addition to importing and regasifying foreign-sourced LNG. As currently contemplated, the liquefaction project would be designed and permitted for up to four modular LNG trains, each with a peak processing capacity of up to approximately 0.7 Bcf/d of natural gas and an average liquefaction capacity of approximately 3.5 mtpa.  The initial project phase is anticipated to include two modular trains and the capacity to process on average approximately 1.2 Bcf/d of pipeline quality natural gas. We intend to enter into contracts for at least 0.5 Bcf/d of natural gas liquefaction capacity per train in support of reaching final investment decision regarding the development of the project. Cheniere Partners believes that the time and cost required to develop its proposed liquefaction project would be materially lessened by Sabine Pass LNG’s existing large acreage and infrastructure (docks, LNG storage tanks, power generation assets and pipeline connections).  Development costs incurred during the assessment of this project will be funded by Cheniere Partners using its existing funds.  Cheniere Partners will contemplate making a final investment decision to commence construction of the liquefaction facilities upon, among other things, achieving regulatory approval and entering into acceptable commercial and financing arrangements.  We anticipate LNG export could commence as early as 2015.

Natural Gas Pipeline Business

Phase 1 of the Creole Trail Pipeline, consisting of 94 miles of natural gas pipeline, had been constructed and is currently in-service and operating.

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

The table below shows the differences between the components of both the LNG and natural gas marketing revenue GAAP measure (presented in our Consolidated Statements of Operations) and the Adjusted LNG and natural gas revenue non-GAAP measure (in thousands):

	For the Nine Months Ended September 30, 2010
	LNG and natural gas marketing revenue (GAAP measure)	Adjusted LNG and natural gas marketing revenue (Non-GAAP measure)	Difference
Physical natural gas sales	$36,485	$36,485	$—
Cost of LNG	(29,761)	(41,261)	11,500	(a)
Realized natural gas derivative gain	2,838	2,838	—
Unrealized natural gas derivative gain	743	743	—
Other energy trading activities and adjustments	4,398	4,686	(288)
LNG and natural gas revenue	$14,703	$3,491	$11,212

(a)
The Cost of LNG GAAP measure takes into consideration only the cost of LNG that was regasified and sold during the nine-month period ended September 30, 2010, using the weighted average cost method for LNG inventory.  The Cost of LNG non-GAAP measure represents the marketing revenue, net of historical cost of LNG, expected from future LNG inventory sales based on published forward natural gas price curve prices corresponding to the future months when the regasified LNG is planned to be sold.

Under GAAP measurement, our LNG and natural gas marketing revenue was $14.7 million for the nine-month period ended September 30, 2010, but only $3.5 million was generated by marketing activities during the period. We believe that the Adjusted LNG and natural gas marketing revenue non-GAAP measure is a meaningful indicator of performance of our LNG and natural gas marketing business activities during a stated period.

LNGCo Agreements

In March 2010, Cheniere Marketing entered into the LNGCo Agreements with LNGCo under which Cheniere Marketing has agreed to develop and maintain commercial and trading opportunities in the LNG industry and present any such opportunities exclusively to LNGCo.  Cheniere Marketing also agreed to provide, or arrange for the provision of, all of the operations and administrative services required by LNGCo in connection with any LNG cargoes purchased by LNGCo, including negotiating agreements and transporting, receiving, storing, hedging and regasifying LNG cargoes.  Cheniere Marketing does not have the authority to contractually bind LNGCo under the LNGCo Agreements.  In the event LNGCo declines to purchase an LNG cargo presented to it by Cheniere Marketing under the LNGCo Agreements, Cheniere Marketing may pursue the opportunity on its own behalf or present it to third parties.  The term of the LNGCo Agreements is two years; however, either party may terminate without penalty at the end of one year.  In return for the services to be provided by Cheniere Marketing, LNGCo will pay a fixed fee to Cheniere Marketing and may pay additional fees dependent upon the gross margins of each transaction and the aggregate revenue earned during the term of the LNGCo Agreements.

During the three- and nine-month periods ended September 30, 2010, we recognized $2.3 million and $5.4 million, respectively, of marketing and trading revenues from LNGCo. As of September 30, 2010, Cheniere Marketing’s maximum exposure to loss relating to LNGCo was $3.7 million related to margin deposits that have been paid to LNGCo and fixed fee and gross margin revenue receivables earned as of September 30, 2010.  A portion of this $3.7 million represents our fixed fee receivable and is reported as accounts and interest receivable, and the remaining portion is reported as other non-current assets and is to be paid to Cheniere Marketing upon the completion or termination of the LNGCo Agreements.

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

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash and cash equivalents for the nine-month periods ended September 30, 2010 and 2009 (in thousands). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Nine Months Ended September 30,
	2010	2009
Sources of cash and cash equivalents
Proceeds from sale of limited partnership investment	$104,330	$—
Use of restricted cash and cash equivalents	26,414	219,727
Distribution from limited partnership investment in Freeport LNG	3,900	9,000
Other	291	—
Total sources of cash and cash equivalents	134,935	228,727

Uses of cash and cash equivalents
Debt repurchases	(104,681)	(30,030)
Operating cash flow	(11,631)	(94,226)
Distributions to non-controlling interest	(19,794)	(19,794)
LNG receiving terminal and pipeline construction-in-process, net	(2,805)	(97,991)
Other	(2,881)	(1,524)
Total uses of cash and cash equivalents	(141,792)	(243,565)

Net increase (decrease) in cash and cash equivalents	(6,857)	(14,838)
Cash and cash equivalents—beginning of period	88,372	102,192
Cash and cash equivalents—end of period	$81,515	$87,354

 Proceeds from sale of limited partnership investment

In May 2010, we sold our 30% interest in Freeport LNG to institutional investors for net proceeds of $104.3 million.

Use of restricted cash and cash equivalents

During the nine-month period ended September 30, 2010, the $26.4 million of restricted cash and cash equivalents were used primarily to make distributions of $19.8 million to non-controlling interests, repurchase debt of $2.7 million, pay for construction activities at the Sabine Pass LNG receiving terminal of $3.6 million and other items of $0.3 million.

During the nine-month period ended September 30, 2009, $219.7 million of restricted cash and cash equivalents was used to pay for scheduled interest payments and construction activities at the Sabine Pass LNG receiving terminal.  Under the Sabine Pass Indenture, a portion of the proceeds from the Senior Notes was initially required to be used for scheduled interest payments through May 2009 and to fund the cost to complete construction of the Sabine Pass LNG receiving terminal.  Due to these restrictions imposed by the Sabine Pass Indenture, the proceeds from the Senior Notes are not presented as cash and cash equivalents.  When proceeds from the Senior Notes that have been designated as restricted cash and cash equivalents are used, they are presented as a source of cash and cash equivalents.  The decreased use of restricted cash and cash equivalents during the nine-month period ended September 30, 2010, primarily resulted from substantially completing construction of the Sabine Pass LNG receiving terminal during the third quarter of 2009.

Distribution from limited partnership investment in Freeport LNG

In the nine-month periods ended September 30, 2010 and 2009, we received $3.9 million and $9.0 million of distributions from Freeport LNG.  In June 2010, we sold our investment in Freeport LNG and therefore will not receive distributions in the future.

Debt Repurchases

In the nine-month periods ended September 30, 2010 and 2009, we used $104.7 million and $30.0 million, respectively, of cash and cash equivalents to repurchase a portion of our long-term debt.

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

Operating cash flow

In the nine-month periods ended September 30, 2010 and 2009, we used $11.6 million and $94.2 million, respectively, of cash and cash equivalents for operating activities.   Net cash used in operations related primarily to the general administrative overhead costs, pipeline operations costs, LNG and natural gas marketing overhead; offset by earnings from our LNG and natural gas marketing business.

Distributions to non-controlling interest

In the nine-month periods ended September 30, 2010 and 2009, Cheniere Partners distributed $19.8 million to its non-affiliated common unitholders.

LNG receiving terminal and pipeline construction-in-process, net

In the nine-month periods ended September 30, 2010 and 2009, capital expenditures for our LNG receiving terminals and pipeline projects were $2.8 million and $98.0 million, respectively.  Our capital expenditures decreased in the nine-month period ended September 30, 2010 as a result of the achievement of full operability of the Sabine Pass LNG receiving terminal during the third quarter of 2009.

Debt Agreements

The following table (in thousands) and the explanatory paragraphs following the table summarize our debt agreements as of September 30, 2010.

	Sabine Pass LNG, L.P.	Cheniere Energy Partners, L.P.	Other Cheniere Energy, Inc.	Consolidated Cheniere Energy, Inc.
Current debt (including related parties):
2008 Convertible Loans	$—	$—	$255,097	$255,097

Long-term debt (including related parties)
Senior Notes	$2,215,500	$—	$—	$2,215,500
2007 Term Loan	—	—	298,000	298,000
2008 Convertible Loans	—	—	—	—
Convertible Senior Unsecured Notes	—	—	204,630	204,630
Total long-term debt	2,215,500	—	502,630	2,718,130
Debt discount (including related parties)
Senior Notes (1)	(28,950)	—	—	(28,950)
Convertible Senior Unsecured Notes (2)	—	—	(29,143)	(29,143)
Total debt discount	(28,950)	—	(29,143)	(58,093)
Long-term debt (including related parties), net of discount	$2,186,550	$—	$473,487	$2,660,037

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

Convertible Senior Unsecured Notes

In July 2005, we consummated a private offering of $325.0 million aggregate principal amount of Convertible Senior Unsecured Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The notes bear interest at a rate of 2¼% per year. Interest on the notes is payable semi-annually in arrears on February 1 and August 1 of each year. The notes are convertible at any time into our common stock under certain circumstances at an initial conversion rate of 28.2326 per $1,000 principal amount of the notes, which is equal to a conversion price of approximately $35.42 per share. As of September 30, 2010, no holders had elected to convert their notes. We may redeem some or all of the notes on or before August 1, 2012, for cash equal to 100% of the principal plus any accrued and unpaid interest if in the previous 10 trading days the volume-weighted average price of our common stock exceeds $53.13, subject to adjustment, for at least five consecutive trading days. In the event of such redemption, we will make an additional payment equal to the present value of all remaining scheduled interest payments through August 1, 2012, discounted at the U.S. Treasury securities rate plus 50 basis points. The indenture governing the notes contains customary reporting requirements.

As discussed in Note 10—“Debt and Debt—Related Parties” of our Notes to Consolidated Financial Statements, we adopted on January 1, 2009 an accounting standard that requires issuers of certain convertible debt instruments to separately account for the liability component and the equity component represented by the embedded conversion option in a manner that will reflect that entity’s nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods.  The fair value of the embedded conversion option at the date of issuance of the Convertible Senior Unsecured Notes was determined to be $134.0 million and has been recorded as a debt discount to the Convertible Senior Unsecured Notes, with a corresponding adjustment to additional paid-in capital.  At September 30, 2010, the unamortized debt discount to the Convertible Senior Unsecured Notes was $29.1 million.

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

As of September 30, 2010 and December 31, 2009, we classified $74.6 million and $72.9 million, respectively, as part of long-term debt—related parties on our Consolidated Balance Sheets because related parties held these portions of the Senior Notes.

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

In May 2010, we sold our 30% interest in Freeport LNG to institutional investors for net proceeds of $104.3 million.  The net proceeds from the sale were used to prepay $102.0 million of the 2007 Term Loan in May 2010 (See Note 8—“Investment in Limited Partnership” of our Notes to Consolidated Financial Statements for additional information). As of September 30, 2010 and December 31, 2009, $298.0 million and $400.0 million, respectively, were outstanding under the 2007 Term Loan and were included in long-term debt on our Consolidated Balance Sheets.

2008 Convertible Loans

In August 2008, we entered into a credit agreement pursuant to which we obtained $250.0 million in convertible term loans (“2008 Convertible Loans”). The 2008 Convertible Loans will mature in 2018, but the lenders can require prepayment of the loans for 30 days following August 15, 2011, 2013 and 2015, and upon a change of control. The 2008 Convertible Loans bear interest at a fixed rate of 12% per annum, except during the occurrence of an event of default during which time the rate of interest will be 14% per annum. Interest is due semi-annually on the last business day of January and July. At our option, until August 15, 2011, accrued interest may be added to the principal on each semi-annual interest date. The aggregate amount of all accrued interest to August 15, 2011 will be payable on the maturity date. The 2008 Convertible Loans are secured by Cheniere’s rights and fees payable under management services agreements with Sabine Pass LNG and Cheniere Partners, by Cheniere’s 10.9 million common units in Cheniere Partners, by the equity and non-real property assets of Cheniere’s pipeline entities, by the equity of various other subsidiaries and certain other assets and subsidiary guarantees. The outstanding principal amount may be exchanged for newly-created Series B Convertible Preferred Stock, par value $0.0001 per share (“Series B Preferred Stock”), with voting rights limited to the equivalent of 10,125,000 shares of common stock. The exchange ratio is one share of Series B Preferred Stock for each $5,000 of outstanding borrowings, subject to adjustment. The exchange ratio will be adjusted in the event we make certain distributions of cash, shares or property on our shares of Cheniere common stock. The aggregate Series B Preferred Stock is exchangeable into shares of Cheniere common stock at a price of $5.00 per share pursuant to a broadly syndicated offering. We are required to file a registration statement to register the Series B Preferred Stock upon demand by the majority of the holders of the Series B Preferred Stock. Such holders also have the right to demand registration of the shares of common stock into which the Series B Preferred Stock is convertible. No portion of any accrued interest is eligible for conversion into Series B Preferred Stock.

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

In June 2010, we amended the 2008 Convertible Loans to permit all funds on deposit in a TUA reserve account to be applied to the prepayment of the accrued interest outstanding under the 2008 Convertible Loans, with any remainder to be applied to the prepayment of the principal balance of the 2008 Convertible Loans.  As a result, $63.6 million from the TUA Reserve Account was used to prepay $60.9 million of accrued interest and $2.7 million of principal.

As of September 30, 2010, we reclassified $255.1 million of debt from long-term liability to current liability because the lenders of our 2008 Convertible Loans can require prepayment of the loans within 12 months of September 30, 2010. If the lenders of the 2008 Convertible Loans require a prepayment, they must provide 90 days notice no later than June 16, 2011 (See Note 2—“Liquidity” of our Notes to Consolidated Financial Statements for additional information). As of September 30, 2010, $242.6 million was outstanding under the 2008 Convertible Loans and was included in current debt-related parties on our Consolidated Balance Sheet.  As of December 31, 2009, $280.4 million was outstanding under the 2008 Convertible Loans and was included in long-term debt—related parties on our Consolidated Balance Sheets.

Issuances of Common Stock

In the nine-month periods ended September 30, 2010 and 2009, no shares of our common stock were issued pursuant to the exercise of stock options.  In the nine-month periods ended September 30, 2010 and 2009, we issued 420,000 shares and 326,000 shares, respectively, of non-vested restricted stock to new and existing employees.  In the nine-month period ended September 30, 2009, we issued 4.0 million shares of our common stock as part of the consideration used to repurchase a portion of the Convertible Senior Unsecured Notes.

Results of Operations

Three-Month Period Ended September 30, 2010 vs. Three-Month Period Ended September 30, 2009

   Overall Operations

Our consolidated net loss attributable to common stockholders decreased $1.9 million, from a net loss of $42.5 million, or $0.80 per share (basic and diluted), in the three-month period ended September 30, 2009 to a net loss of $40.6 million, or $0.73 per share basic and diluted, in the three-month period ended September 30, 2010. This decrease in net loss was primarily a result of increased marketing revenue that was partially offset by increased development expense related to Cheniere Partners’ proposed liquefaction project, increased interest expense, increased operations and maintenance expense, and increased depreciation.

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
	Three Month Period Ended September 30,
	2010	2009
Physical natural gas sales, net of costs and inventory write-down	$—	$(14,761)
Gain (loss) from derivatives	(675)	5,203
Other energy trading activities	2,208	(51)
Total LNG and natural gas marketing gain (loss)	$1,533	$(9,609)

Marketing and trading revenues increased $11.1 million, from a $9.6 million loss in the three-month period ended September 30, 2009 to a $1.5 million gain in the three-month period ended September 30, 2010. The increase in natural gas marketing and trading revenue was primarily a result of the different marketing and trading activities we were engaged in during the three-month period ended September 30, 2010 including our agreements with LNGCo that became effective April 1, 2010, compared to the same period of 2009 during which we were purchasing, transporting and unloading commercial LNG cargoes into the Sabine Pass LNG receiving terminal and used certain hedging strategies to maximize margins on these cargoes.  The $9.6 million loss in the three-month period ended September 30, 2009 primarily resulted from lower of cost or market write-downs to our inventory.

LNG Receiving Terminal and Pipeline Development Expense

Development expense increased $4.8 million, from $0.1 million in the three-month period ended September 30, 2009 to $4.9 million in the three-month period ended September 30, 2010. This increase resulted from the costs incurred to develop liquefaction services at the Sabine Pass LNG receiving terminal.

Interest Expense, net

Interest expense, net of amounts capitalized, increased $2.3 million, from $61.6 million in the three-month period ended September 30, 2009 to $63.9 million in the three-month period ended September 30, 2010. This increase in interest expense resulted from the achievement of full operability of the Sabine Pass LNG receiving terminal in the third quarter of 2009, which reduced the amount of interest expense that could be capitalized.

LNG Receiving Terminal and Pipeline Operating Expense

Our LNG receiving terminal and pipeline operating expenses include costs incurred to operate the Sabine Pass LNG receiving terminal and the Creole Trail Pipeline.

Operating and maintenance expense increased $1.1 million, from $8.0 million in the three-month period ended September 30, 2009 to $9.1 million in the three-month period ended September 30, 2010. This increase primarily resulted from the achievement of full operability of the Sabine Pass LNG receiving terminal with approximately 4.0 Bcf/d of total sendout capacity and five LNG storage tanks with approximately 16.9 Bcf of aggregate storage capacity in the third quarter of 2009.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense (“DD&A”) increased $2.3 million, from $14.3 million in the three-month period ended September 30, 2009 to $16.6 million in the three-month period ended September 30, 2010. This increase resulted from beginning to depreciate the costs associated with achieving full operability of the Sabine Pass LNG receiving terminal in the third quarter of 2009.

Nine-Month Period Ended September 30, 2010 vs. Nine-Month Period Ended September 30, 2009

Overall Operations

Our consolidated net income (loss) attributable to common stockholders increased $148.2 million, from a net loss of ($138.3) million, or ($2.71) per share (basic and diluted), in the nine-month period ended September 30, 2009 to net income of $9.9 million, or $0.18 per share basic and $0.16 per share diluted, in the nine-month period ended September 30, 2010. This increase was primarily due to a gain on the sale of our 30% interest in Freeport LNG, increased LNG receiving terminal revenues as a result of the Sabine Pass LNG receiving terminal starting commercial operations during 2009, and increased marketing revenues that were partially offset by increased depreciation, increased interest expense, net, increased development expense related to Cheniere Partners’ proposed liquefaction project, and increased LNG receiving terminal and pipeline operating expenses.

Gain on Sale of Equity Method Investment

In May 2010, we sold our 30% interest in Freeport LNG and recognized a net $128.3 million gain.  The gain was comprised of net proceeds received of $104.3 million and $24.0 million of distributions in excess of income.

LNG Receiving Terminal Revenue

LNG receiving terminal revenues increased $95.8 million, from $103.3 million in the nine-month period ended September 30, 2009 to $199.1 million in the nine-month period ended September 30, 2010. This increase primarily resulted from the commencement of services under the Total TUA beginning on April 1, 2009 and the Chevron TUA beginning on July 1, 2009.

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

	Nine-Month Period Ended September 30,
	2010	2009
Physical natural gas sales, net of costs	$6,724	$(15,341)
Gain (loss) from derivatives	3,581	4,985
Other energy trading activities	4,398	91
Total LNG and natural gas marketing gain (loss)	$14,703	$(10,265)

Marketing and trading revenues increased $25.0 million, from a $10.3 million loss in the nine-month period ended September 30, 2009 to a $14.7 million gain in the nine-month period ended September 30, 2010. The increase in natural gas marketing and trading revenue primarily resulted from the different marketing and trading activities we were engaged in during the nine-month period ended September 30, 2010, including our agreements with LNGCo that became effective April 1, 2010, compared to the same period of 2009 during which we began purchasing, transporting and unloading commercial LNG cargoes into the Sabine Pass LNG receiving terminal and used certain hedging strategies to maximize margins on these cargoes.  The $10.3 million loss in the nine-month period ended September 30, 2009 primarily resulted from lower of cost or market write-downs to our inventory.

DD&A

DD&A increased $8.8 million, from $39.1 million in the nine-month period ended September 30, 2009, to $47.9 million in the nine-month period ended September 30, 2010. This increase resulted from beginning to depreciate the costs associated with achieving full operability of the Sabine Pass LNG receiving terminal in the third quarter of 2009.

Interest Expense, net

Interest expense, net of amounts capitalized, increased $21.2 million, from $176.8 million in the nine-month period ended September 30, 2009 to $198.0 million in the nine-month period ended September 30, 2010. This increase in interest expense resulted from the achievement of full operability of the Sabine Pass LNG receiving terminal, which reduced the amount of interest expense that was capitalized.

LNG Receiving Terminal and Pipeline Development Expense

Development expense increased $6.6 million, from $0.1 million in the nine-month period ended September 30, 2009, to $6.7 million in the nine-month period ended September 30, 2010. This increase resulted from the costs incurred to develop liquefaction services at the Sabine Pass LNG receiving terminal.

LNG Receiving Terminal and Pipeline Operating Expense

Our LNG receiving terminal and pipeline operating expenses include costs incurred to operate the Sabine Pass LNG receiving terminal and the Creole Trail Pipeline.

Operating and maintenance expense increased $5.7 million, from $26.0 million in the nine-month period ended September 30, 2009, to $31.7 million in the nine-month period ended September 30, 2010. This increase primarily resulted from the achievement of full operability of the Sabine Pass LNG receiving terminal with approximately 4.0 Bcf/d of total sendout capacity and five LNG storage tanks with approximately 16.9 Bcf of aggregate storage capacity in the third quarter of 2009.

Off-Balance Sheet Arrangements

We entered into agreements with LNGCo to provide Cheniere Marketing with financial support to source more cargoes of LNG than it could source on a stand-alone basis.  (See Note 5—“Variable Interest Entity” of our Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis – Liquidity and Capital Resources—LNG and Natural Gas Marketing Business” for further information related to our variable interest in LNGCo.)  As of September 30, 2010, Cheniere Marketing’s maximum exposure to loss relating to LNGCo was $3.7 million, related to margin deposits that have been paid to LNGCo and fixed fee and gross margin revenue receivables that had been earned as of September 30, 2010.  A portion of this $3.7 million represents our fixed fee receivable and is reported as current accounts and interest receivable, and the remaining portion is reported as other non-current assets and is to be paid to Cheniere Marketing upon the completion or termination of the LNGCo Agreements.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from our estimates and assumptions used.

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

Derivatives

We use derivative instruments from time to time to hedge the cash flow variability of our commodity trading activities.  We have disclosed certain information regarding these derivative positions, including the fair value of our derivative positions, in Note 11—“Financial Instruments” of our Notes to Consolidated Financial Statements.  We record changes in the fair value of our derivative positions in our LNG and natural gas marketing revenue on our Consolidated Statements of Operations based on the value for which the derivative instrument could be exchanged between willing parties.  To date, all of our derivative positions fair value determinations have been made by management using quoted prices in active markets for identical instruments.  The ultimate fair value of our derivative instruments is uncertain, and we believe that it is possible that a change in the estimated fair value will occur in the near future as commodity prices change.

Regulated Natural Gas Pipelines

Our natural gas pipeline business is subject to the jurisdiction of the Federal Energy Regulatory Commission (“FERC”) in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. The economic effects of regulation can result in a regulated company recording as assets those costs that have been or are expected to be approved for recovery from customers, or recording as liabilities those amounts that are expected to be required to be returned to customers, in a rate-setting process in a period different from the period in which the amounts would be recorded by an unregulated enterprise. Accordingly, we record assets and liabilities that result from the regulated rate-making process that may not be recorded under GAAP for non-regulated entities. We continually assess whether regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes and recent rate orders applicable to other regulated entities. Based on this continual assessment, we believe the existing regulatory assets are probable of recovery. These regulatory assets and liabilities are primarily classified in our Consolidated Balance Sheets as other assets and other liabilities. We periodically evaluate their applicability under GAAP, and consider factors such as regulatory changes and the effect of competition. If cost-based regulation ends or competition increases, we may have to reduce our asset balances to reflect a market basis less than cost and write-off the associated regulatory assets and liabilities.

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

Goodwill

Goodwill represents the excess of cost over fair value of the assets of businesses acquired. It is evaluated annually for impairment by first comparing our management’s estimate of the fair value of a reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, a computation of the implied fair value of the goodwill is compared with its related carrying value. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in the amount of the excess. We had goodwill of $76.8 million at September 30, 2010 and December 31, 2009, attributable to our LNG receiving terminal segment.

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

Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the use of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. We believe that implied volatility, calculated based on traded options of our common stock, combined with historical volatility is an appropriate indicator of expected volatility and future stock price trends. Therefore, the expected volatility for the year ended December 31, 2009 used in our fair value model was based on a combination of implied and historical volatilities. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, future share-based compensation expense could be significantly different from what we have recorded in the current period (See Note 17—“Share-Based Compensation” of our Notes to Consolidated Financial Statements).

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

In January 2010, the FASB issued authoritative guidance which requires additional disclosures and clarifies certain existing disclosure requirements regarding fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009. We adopted this guidance effective January 1, 2010. However, none of the specific additional disclosure requirements were applicable to us at the time of filing this report.  (See Note 11—“Financial Instruments” of our Notes to Consolidated Financial Statements for our fair value measurement disclosures).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our Consolidated Balance Sheets.

Marketing and Trading Commodity Price Risk

Through Cheniere Marketing, from time to time we will enter into natural gas and foreign currency derivatives to hedge the exposure of future cash flows associated with the LNG that we hold.  We use value at risk (“VaR”) and other methodologies for market risk measurement and control purposes.  The VaR is calculated using the Monte Carlo simulation method. At September 30, 2010 and December 31, 2009, the one-day VaR with a 95% confidence interval on our derivative positions were $0.3 million and less than $0.1 million, respectively.

Our derivative positions as of September 30, 2010 consisted of financial derivatives to take market positions associated with LNG and natural gas. As of September 30, 2010, we had entered into a total equivalent of 1,297,500 million British thermal units (“MMBtu”) of natural gas swaps through January 2011 for which we will receive fixed prices of $3.742 to $6.746 million per MMBtu. At September 30, 2010, the value of the natural gas swaps was a liability of less than $0.1 million.

Our derivative positions as of September 30, 2010 also consisted of forward foreign exchange contracts entered into to hedge exposure associated with our LNG and natural gas market positions. As of September 30, 2010, we had entered into forward contracts through December 2010 to exchange a total of 80,442 GBP for which we would receive fixed exchange rates of 1.5559 to 1.5707 USD/GBP.  At September 30, 2010, the value of the foreign exchange contracts was a liability of less than $0.1 million.

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

In the future we or any of our subsidiaries may be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of September 30, 2010, there were no known threatened or pending legal matters that could reasonably be expected to have a material adverse impact on our consolidated results of operations, financial position or cash flows.

Item 6.	Exhibits

10.1*
Seventh amendment to Credit Agreement, dated November 3, 2010, by and among Cheniere Common Units Holding, LLC, the Loan Parties (as defined therein), the Lenders (as defined therein) and The Bank of New York Mellon, as administrative agent and collateral agent

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

Date: November 4, 2010