Form 10-Q/A
period 2010-09-30
CHENIERE ENERGY INC
filed 2010-11-08
CIK 3570

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

EXPLANATORY NOTE

    Cheniere Energy, Inc. is filing this Amendment No. 1 (“Amendment”) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 which was originally filed with the Securities and Exchange Commission on November 5, 2010 (the “Quarterly Report”).  This Amendment amends the certification of the Chief Executive Officer originally filed as Exhibit 32.1, which inadvertently omitted the electronic signature.

    This Amendment should be read in conjunction with the Quarterly Report, which continues to speak as of the date of the Quarterly Report.  Other than as set forth above, this Amendment does not modify or update disclosures in the Quarterly Report.  Accordingly, this Amendment does not reflect events occurring after the filing of the Quarterly Report or modify or update any related or other disclosures.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHENIERE ENERGY, INC.

/s/ JERRY D. SMITH
Jerry D. Smith Vice President and Chief Accounting Officer (on behalf of the registrant and as principal accounting officer)

Date: November 8, 2010