Form 10-Q
period 2011-03-31
CHENIERE ENERGY INC
filed 2011-05-06
CIK 3570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
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

As of April 25, 2011, there were 70,150,969 shares of Cheniere Energy, Inc. Common Stock, $0.003 par value, issued and outstanding.

CHENIERE ENERGY, INC.

i

PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share data)

	March 31,	December 31,
	2011	2010
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$24,473	$74,161
Restricted cash and cash equivalents	105,439	73,062
Accounts and interest receivable	33,186	4,699
LNG inventory	9,601	1,212
Prepaid expenses and other	18,094	12,476
Total current assets	190,793	165,610

Non-current restricted cash and cash equivalents	82,892	82,892
Property, plant and equipment, net	2,144,810	2,157,597
Debt issuance costs, net	39,676	41,656
Goodwill	76,819	76,819
Intangible assets	6,067	6,067
Other	23,376	22,866
Total assets	$2,564,433	$2,553,507

LIABILITIES AND DEFICIT
Current liabilities
Accounts payable	$3,468	$1,283
Accrued liabilities	72,964	38,459
Deferred revenue	26,703	26,592
Other	215	—
Total current liabilities	103,350	66,334

Long-term debt, net of discount	2,930,929	2,918,579
Long-term debt—related party, net of discount	9,192	8,930
Deferred revenue	28,500	29,994
Other non-current liabilities	2,140	2,280

Commitments and contingencies	—	—

Stockholders’ deficit
Preferred stock, $.0001 par value, 5.0 million shares authorized, none issued	—	—
Common stock, $.003 par value
Authorized: 240.0 million shares at March 31, 2011 and December 31, 2010
Issued and outstanding: 70.1 million and 67.8 million shares at March 31, 2011 and December 31, 2010, respectively	210	204
Treasury stock: 1.5 million shares at March 31, 2011 and December 31, 2010, at cost	(4,340)	(4,338)
Additional paid-in-capital	412,130	404,125
Accumulated deficit	(1,101,287)	(1,061,449)
Accumulated other comprehensive loss	(233)	(173)
Total stockholders' deficit	(693,520)	(661,631)
Non-controlling interest	183,842	189,021
Total deficit	(509,678)	(472,610)
Total liabilities and deficit	$2,564,433	$2,553,507

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenues
LNG terminal revenues	$70,001	$66,827
Marketing and trading	8,449	12,142
Oil and gas sales	768	537
Other	13	11
Total revenues	79,231	79,517

Operating costs and expenses
General and administrative expense	21,510	19,217
Depreciation, depletion and amortization	15,386	15,624
LNG terminal and pipeline operating expense	10,194	12,813
LNG terminal and pipeline development expense	8,437	718
Oil and gas production and exploration costs	138	99
Total operating costs and expenses	55,665	48,471
Income from operations	23,566	31,046

Other income (expense)
Interest expense, net	(64,154)	(67,194)
Derivative gain, net	—	505
Other income (expense)	109	(6)
Total other expense	(64,045)	(66,695)
Loss before income taxes and non-controlling interest	(40,479)	(35,649)
Income tax provision	—	—
Loss before non-controlling interest	(40,479)	(35,649)
Non-controlling interest	641	482
Net loss	$(39,838)	$(35,167)

Net loss per share attributable to common stockholders—basic and diluted	$(0.60)	$(0.64)
Weighted average number of common shares outstanding—basic and diluted	66,950	54,870

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(in thousands, except per share data)
(unaudited)

							Accumulated
					Additional		Other	Non-	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	controlling	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	(Deficit)
Balance — December 31, 2010	67,761	$204	1,463	$(4,338)	$404,125	$(1,061,449)	$(173)	$189,021	$(472,610)
Issuances of stock	120	—	—	—	—	—	—	—	—
Issuances of restricted stock	2,218	6	—	—	(6)	—	—	—	—
Forfeitures of restricted stock	(21)	—	20	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	8,011	—	—	—	8,011
Treasury stock acquired	—	—	—	(2)	—	—	—	—	(2)
Comprehensive income: Foreign currency translation	—	—	—	—	—	—	(60)	—	(60)
Loss attributable to non-controlling interest	—	—	—	—	—	—	—	(641)	(641)
Sale of common units to non-controlling interest	—	—	—	—	—	—	—	2,062	2,062
Distribution to non-controlling interest	—	—	—	—	—	—	—	(6,600)	(6,600)
Net loss	—	—	—	—	—	(39,838)	—	—	(39,838)
Balance — March 31, 2011	70,078	$210	1,483	$(4,340)	$412,130	$(1,101,287)	$(233)	$183,842	$(509,678)

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities
Net loss attributable to common stockholders	$(39,838)	$(35,167)
Adjustments to reconcile net loss attributable to common stockholders to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	15,386	15,624
Amortization of debt issuance and debt discount	6,984	6,599
Non-cash compensation	8,011	6,311
Investment in restricted cash and cash equivalents	(39,725)	(48,621)
Non-cash derivative gain	123	(3,944)
Non-controlling interest	(641)	(482)
Non-cash interest expense	7,695	8,613
Other	(275)	(2,379)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	36,719	33,791
LNG inventory	(8,389)	21,462
Accounts and interest receivable	(28,289)	1,883
Deferred revenue	(1,384)	(1,101)
Prepaid expenses and other	(5,621)	1,301
Net cash provided by (used in) operating activities	(49,244)	3,890

Cash flows from investing activities
Use of restricted cash and cash equivalents	2,263	3,430
LNG terminal and pipeline construction-in-process, net	(2,214)	(2,583)
Distributions from limited partnership investment	—	2,700
Other	(181)	(14)
Net cash provided by (used in) investing activities	(132)	3,533

Cash flows from financing activities
Use of restricted cash and cash equivalents	5,085	7,401
Distributions to non-controlling interest	(6,600)	(6,598)
Sale of common units by restricted affiliate	1,515	—
Other	(312)	(1,492)
Net cash used in financing activities	(312)	(689)

Net increase (decrease) in cash and cash equivalents	(49,688)	6,734
Cash and cash equivalents—beginning of period	74,161	88,372
Cash and cash equivalents—end of period	$24,473	$95,106

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of Cheniere Energy, Inc. have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included. As used herein, the terms “Cheniere,” “the Company,” “we,” “our” and “us” refer to Cheniere Energy, Inc. and its wholly owned or controlled subsidiaries, unless otherwise stated or indicated by context.

Results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2011.

Certain reclassifications have been made to prior period information to conform to the current presentation.  The reclassifications had no effect on our overall consolidated financial position, results of operations or cash flows.

For further information, refer to the consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2010.

Liquidity

As of March 31, 2011, we had unrestricted cash and cash equivalents and accounts receivable from LNG and natural gas marketing activities of $53.9 million that will be available to Cheniere, which excludes cash and cash equivalents and other working capital available to Cheniere Energy Partners, L.P. (“Cheniere Partners”), a publicly traded partnership in which we own a 90.5% interest, and Sabine Pass LNG, L.P. (“Sabine Pass LNG”), a wholly owned subsidiary of Cheniere Partners. In addition, we had restricted cash and cash equivalents of $188.3 million, which were designated for the following purposes: $137.3 million for interest payments related to the Senior Notes described below; $5.0 million for Sabine Pass LNG's working capital; $41.9 million for Cheniere Partners' working capital; and $4.1 million for other restricted purposes. Although results are consolidated for financial reporting, Cheniere, Sabine Pass LNG and Cheniere Partners operate with independent capital structures.

We believe that Cheniere (excluding the sources and uses of capital by Sabine Pass LNG and Cheniere Partners) will have sufficient cash, other working capital and cash generated from its operations to fund its operating expenses and other cash requirements until at least the earliest date when principal payments may be required on its existing indebtedness, which will be in May 2012 (the maturity date of the 2007 Term Loan). Before that date, Cheniere expects to continue to restructure its finances and improve its capital structure, which will be accomplished by entering into long-term commercial agreements, refinancing its existing indebtedness, issuing equity or other securities, selling assets, or a combination of the foregoing.

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
(unaudited)

NOTE 2—Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of cash and cash equivalents that are contractually restricted as to usage or withdrawal, as follows:

Senior Notes Debt Service Reserve

Sabine Pass LNG consummated private offerings of an aggregate principal amount of $2,215.5 million of Senior Notes (See Note 8—“Long-Term Debt and Long-Term Debt—Related Parties”). Under the indenture governing the Senior Notes (the “Sabine Pass Indenture”), except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied, including that there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of $82.4 million and a fixed charge coverage ratio test of 2:1 must be satisfied.

As of March 31, 2011 and December 31, 2010, we classified $54.9 million and $13.7 million, respectively, as current restricted cash and cash equivalents for the payment of interest due within twelve months. As of March 31, 2011 and December 31, 2010, we classified the permanent debt service reserve fund of $82.4 million as non-current restricted cash and cash equivalents. These cash accounts are controlled by a collateral trustee, and, therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheet.

Other Restricted Cash and Cash Equivalents

As of March 31, 2011 and December 31, 2010, $46.9 million and $53.3 million, respectively, of current restricted cash and cash equivalents was primarily related to cash and cash equivalents held by Sabine Pass LNG and Cheniere Partners that were considered restricted to Cheniere.  As of March 31, 2011 and December 31, 2010, due to various other contractual restrictions, $3.6 million and $6.1 million had been classified as current restricted cash and cash equivalents, respectively, and $0.5 million had been classified as non-current restricted cash and cash equivalents on our Consolidated Balance Sheets.

NOTE 3—LNG Inventory

LNG inventory is recorded at cost and is subject to the lower of cost or market (“LCM”) adjustments at the end of each period.  Inventory cost is determined using the average cost method. Recoveries of losses resulting from interim period LCM adjustments are recorded when market price recoveries occur on the same inventory in the same fiscal year.  These recoveries are recognized as gains in later interim periods with such gains not exceeding previously recognized losses.  As of March 31, 2011 we had 1,849,000 million British thermal units (“MMBtu”) of LNG inventory recorded at $9.6 million, and at December 31, 2010, we had 326,000 MMBtu of LNG inventory recorded at $1.2 million on our Consolidated Balance Sheets.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 4—Variable Interest Entity

In March 2010, Cheniere Marketing, LLC (“Cheniere Marketing”) entered into various agreements (the "LNGCo Agreements") with JPMorgan LNG Co. ("LNGCo"), an indirect subsidiary of JPMorgan Chase & Co., effective April 1, 2010, under which Cheniere Marketing has agreed to develop and maintain commercial and trading opportunities in the LNG industry and present any such opportunities exclusively to LNGCo. Cheniere Marketing also agreed to provide, or arrange for the provision of, all of the operations and administrative services required by LNGCo in connection with any LNG cargoes purchased by LNGCo, including negotiating agreements and arranging for transporting, receiving, storing, hedging and regasifying LNG cargoes. Cheniere Marketing does not have the authority to contractually bind LNGCo under the LNGCo Agreements. In the event LNGCo declines to purchase an LNG cargo presented to it by Cheniere Marketing under the LNGCo Agreements, Cheniere Marketing may pursue the opportunity on its own behalf or present it to third parties. The term of the LNGCo Agreements is two years; however, either party may terminate without penalty. In return for the services to be provided by Cheniere Marketing, LNGCo will pay a fixed fee to Cheniere Marketing and may pay additional fees depending upon the gross margins of each transaction and the aggregate gross margin earned during the term of the LNGCo Agreements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

During the three months ended March 31, 2011 and March 31, 2010, we recognized $2.4 million and zero, respectively, of marketing and trading revenues from LNGCo. As of March 31, 2011, Cheniere Marketing’s maximum exposure to loss relating to LNGCo was $4.5 million.  A portion of this $4.5 million represents our fixed fee and gross margin receivable and is reported as Current Accounts and Interest Receivable, and the remaining portion represents our margin deposit receivable and is reported as Other Non-Current Assets and is to be paid to Cheniere Marketing upon the completion or termination of the LNGCo Agreements.

NOTE 5—Property, Plant and Equipment

Property, plant and equipment consist of LNG terminal and natural gas pipeline costs, LNG site and related costs, investments in oil and gas properties, and fixed assets, as follows (in thousands):

	March 31, 2011	December 31, 2010
LNG terminal costs
LNG terminal	$1,639,152	$1,638,811
LNG terminal construction-in-process	41,513	39,393
LNG site and related costs, net	3,360	3,362
Accumulated depreciation	(92,962)	(82,246)
Total LNG terminal costs, net	1,591,063	1,599,320

Natural gas pipeline costs
Natural gas pipeline	563,630	563,714
Natural gas pipeline construction-in-process	2,483	2,484
Pipeline right-of-ways	18,455	18,455
Accumulated depreciation	(41,658)	(37,939)
Total natural gas pipeline costs, net	542,910	546,714

Oil and gas properties, successful efforts method
Proved	3,917	3,872
Accumulated depreciation, depletion and amortization	(2,684)	(2,604)
Total oil and gas properties, net	1,233	1,268

Fixed assets
Computers and office equipment	5,518	5,472
Furniture and fixtures	4,509	4,509
Computer software	12,600	12,526
Leasehold improvements	7,318	7,318
Other	1,470	1,453
Accumulated depreciation	(21,811)	(20,983)
Total fixed assets, net	9,604	10,295
Property, plant and equipment, net	$2,144,810	$2,157,597

LNG Terminal Costs

Depreciation expense related to the Sabine Pass LNG terminal totaled $10.7 million and $10.5 million for the three months ended March 31, 2011 and 2010, respectively.

Natural Gas Pipeline Costs

Depreciation expense related to our Creole Trail pipeline totaled $3.7 million for each of the three months ended March 31, 2011 and 2010.

Fixed Assets

Depreciation expense related to our fixed assets totaled $0.8 million and $1.4 million for the three months ended March 31, 2011 and 2010, respectively.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 6—Non-controlling Interest

We have consolidated certain joint ventures and partnerships because we have a controlling interest in these ventures. Therefore, the entities’ financial statements are consolidated in our Consolidated Financial Statements and the entities’ other equity is recorded as a non-controlling interest. The following table sets forth the components of our non-controlling interest balance since inception attributable to third-party investors’ interest at March 31, 2011 (in thousands):

Net proceeds from Cheniere Partners’ issuance of common units (1)	$100,504
Net proceeds from Holdings’ sale of Cheniere Partners common units (2)	203,946
Distributions to Cheniere Partners’ non-controlling interest	(99,408)
Non-controlling interest share of loss of Cheniere Partners	(21,200)
Non-controlling interest at March 31, 2011	$183,842

(1)
In March and April 2007, we and Cheniere Partners completed a public offering of 15,525,000 Cheniere Partners common units (the "Cheniere Partners Offering"). Cheniere Partners received $98.4 million in net proceeds from the issuance of its common units to the public. Prior to January 1, 2009, a company was able to elect an accounting policy of recording a gain or loss on the sale of common equity of a subsidiary equal to the amount of proceeds received in excess of the carrying value of the parent’s investment. Effective January 1, 2009, the sale of common equity of a subsidiary is accounted for as an equity transaction. In January 2011, Cheniere Partners initiated an at-the-market program to sell up to 1.0 million common units the proceeds from which would be used primarily to fund development costs associated with the liquefaction project. As of March 31, 2011, Cheniere Partners had sold 114,700 common units with net proceeds of $2.1 million from this issuance.

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

NOTE 7—Accrued Liabilities

As of March 31, 2011 and December 31, 2010, accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Accrued interest expense and related debt fees	$55,778	$15,732
Payroll	3,650	11,466
LNG liquefaction costs	2,981	1,402
Debt issuance costs	4,000	4,101
LNG terminal costs	1,035	1,953
Other accrued liabilities	5,520	3,805
Total accrued liabilities	$72,964	$38,459

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 8—Long-Term Debt and Long-Term Debt—Related Parties

As of March 31, 2011 and December 31, 2010, our long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Long-term debt (including related parties):
Senior Notes	$2,215,500	$2,215,500
2007 Term Loan	298,000	298,000
2008 Loans (including related parties)	270,352	262,657
Convertible Senior Unsecured Notes	204,630	204,630
Total long-term debt	2,988,482	2,980,787
Debt discount:
Senior Notes	(26,603)	(27,777)
Convertible Senior Unsecured Notes	(21,758)	(25,501)
Total debt discount	(48,361)	(53,278)
Long-term debt (including related parties), net of discount	$2,940,121	$2,927,509

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

Under the Sabine Pass Indenture, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and  there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the three months ended March 31, 2011 and 2010, Sabine Pass LNG made distributions of $75.2 million and $106.7 million, respectively, after satisfying all the applicable conditions in the Sabine Pass Indenture.

Convertible Senior Unsecured Notes

In July 2005, we consummated a private offering of $325.0 million aggregate principal amount of Convertible Senior Unsecured Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (“Securities Act”). The notes bear interest at a rate of 2¼% per year. The notes are convertible at any time into our common stock under certain circumstances at an initial conversion rate of 28.2326 shares per $1,000 principal amount of the notes, which is equal to a conversion price of approximately $35.42 per share. As of March 31, 2011, no holders had elected to convert their notes at the conversion rate.

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

	March 31,	December 31,
	2011	2010
Principal amount	$204,630	$204,630
Unamortized discount	(21,758)	(25,501)
Net carry amount	$182,872	$179,129

The unamortized discount is being amortized through the August 2012 maturity of the Convertible Senior Unsecured Notes.  Interest expense for the Convertible Senior Unsecured Notes, including the debt discount amortization, for the three months ended March 31, 2011 and 2010 was $4.9 million and $4.6 million, respectively.  The effective interest rate as of March 31, 2011 was 10.9% for the Convertible Senior Unsecured Notes.

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

In May 2010, we sold our 30% interest in Freeport LNG, which was pledged as security of the 2007 Term Loan, to institutional investors for net proceeds of $104.3 million. The net proceeds from the sale were used to prepay $102.0 million of the 2007 Term Loan in May 2010. As of March 31, 2011 and December 31, 2010, $298.0 million was outstanding under the 2007 Term Loan and were included in long-term debt on our Consolidated Balance Sheets.

2008 Loans

In August 2008, we entered into a credit agreement pursuant to which we obtained $250.0 million in convertible term loans (“2008 Loans”). The 2008 Loans have a maturity date in 2018. The 2008 Loans bear interest at a fixed rate of 12% per annum, except during the occurrence of an event of default during which time the rate of interest will be 14% per annum. Interest is due semi-annually on the last business day of January and July. At our option, until August 15, 2011, accrued interest may be added to the principal on each semi-annual interest date. The aggregate amount of all accrued interest to August 15, 2011 will be payable upon the maturity date. The 2008 Loans are secured by Cheniere's rights and fees payable under management services agreements with Sabine Pass LNG and Cheniere Partners, by Cheniere's 10.9 million common units in Cheniere Partners, by the equity and assets of Cheniere's pipeline entities, by the equity of various other subsidiaries and certain other assets and subsidiary guarantees.

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

The outstanding principal amount for Scorpion Capital Partners, LP, the holder of 3.4% of the 2008 Loans, is exchangeable for Cheniere's Series B Convertible Preferred Stock, par value $0.0001 per share (“Series B Preferred Stock”), with voting rights limited to the equivalent of approximately 1.7 million shares of Cheniere common stock at March 31, 2011. The exchange ratio is one share of Series B Preferred Stock for each $5,000 of outstanding borrowings, subject to adjustment. The aggregate preferred stock is exchangeable into shares of Cheniere common stock at a price of $5.00 per share pursuant to a broadly syndicated offering. No portion of any accrued interest is eligible for conversion into Series B Preferred Stock. The portion of outstanding principal amount for Scorpion Capital Partners is classified as related party long-term debt because it is an affiliate of one of Cheniere's directors.

As of March 31, 2011 and December 31, 2010, we classified $9.2 million and $8.9 million, respectively, as part of Long-Term Debt—Related Parties on our Consolidated Balance Sheets because a related party then held these portions of this debt.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 9—Financial Instruments

We entered into financial derivatives to hedge the exposure to variability in expected future cash flows attributable to the future sale of LNG inventory. Changes in the fair value of our derivatives are reported in earnings because they do not meet the criteria to be designated as a hedging instrument that is required to qualify for cash flow hedge accounting.

The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The fair value of our commodity futures contracts are based on inputs that are quoted prices in active markets for identical assets or liabilities, resulting in Level 1 categorization of such measurements. The following table sets forth, by level within the fair value hierarchy, the fair value of our financial assets and liabilities at March 31, 2011 (in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
Derivatives liability	$123	—	—	$123

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

Financial Instruments (in thousands):

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Notes (1)	$550,000	$563,750	$550,000	$541,750
2016 Notes, net of discount (1)	1,638,897	1,686,015	1,637,723	1,523,082
Convertible Senior Unsecured Notes, net of discount (2)	182,872	149,955	179,129	131,660
2007 Term Loan (3)	298,000	299,432	298,000	297,464
2008 Convertible Loans (4)	270,352	270,352	262,657	262,657

(1)
The fair value of the Senior Notes, net of discount, is based on quotations obtained from broker-dealers who made markets in these and similar instruments as of March 31, 2011 and December 31, 2010, as applicable.

(2)	The fair value of our Convertible Senior Unsecured Notes is based on the closing trading prices on March 31, 2011 and December 31, 2010, as applicable.

(3)
The 2007 Term Loan is closely held by few holders, and purchases and sales are infrequent and are conducted on a bilateral basis without price discovery by us.  This loan is not rated and has unique covenants and collateral packages such that comparisons to other instruments would be imprecise. Nonetheless, we have provided an estimate of the fair value of this loan as of March 31, 2011 and December 31, 2010 based on an index of the yield to maturity of CCC rated debt of other companies in the energy sector.

(4)
In December 2010, the 2008 Loans were amended to, among other things, eliminate the Lenders' Put Rights, allow for the early prepayment of the 2008 Loans, allow Cheniere to sell Cheniere Partners common units held as collateral and prepay the 2008 Loans with the proceeds and release restrictions on prepayments of other indebtedness at Cheniere as certain conditions are met. In addition, 96.6% of the lenders agreed to terminate their rights to convert the 2008 Loans into Series B Preferred Stock of Cheniere. The fair value of the 2008 Loans as of March 31, 2011 and December 31, 2010 was determined to be the same as the carrying amount due to our ability to call the debt at anytime without penalty or a make-whole payment for an early redemption.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 10—Income Taxes

We are not presently a taxpayer and have not recorded a net liability for international, federal or state income taxes in any of the periods included in the accompanying financial statements. Our Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 include no income tax benefits.

During the third quarter of 2010, largely due to the increased level of trading activity in our shares, we experienced an ownership change within the provisions of Internal Revenue Code ("IRC") Section 382 (“Section 382”) that will subject approximately $855 million of our existing net operating loss ("NOL") carryforwards to the annual NOL utilization limitations.  The applicable Section 382 limitation may have affected our ability to fully utilize our existing tax NOL carryforwards.  Our ability to fully utilize our existing tax NOL carryforwards is dependent on increasing the recognition of built-in gains in the five-year period following the above-referenced ownership change. We will continue to monitor trading activity in our shares which may cause an additional ownership change which may ultimately affect our ability to fully utilize our existing tax NOL carryforwards.

NOTE 11—Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders (“EPS”) excludes dilution and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if the potential common shares had been issued.

The following table reconciles basic and diluted weighted average common shares outstanding for the three months ended March 31, 2011 and 2010 (in thousands except for loss per share):

	Three Months Ended
	March 31,
	2011	2010
Weighted average common shares outstanding:
Basic	66,950	54,870
Dilutive common stock options (1)	—	—
Dilutive Convertible Senior Unsecured Notes (2)	—	—
Dilutive 2008 Convertible Loans (3)	—	—
Diluted	66,950	54,870

Basic net loss per share attributable to common stockholders	$(0.60)	$(0.64)
Diluted net loss per share attributable to common stockholders	$(0.60)	$(0.64)

(1)
Stock options, phantom stock and unvested stock of 8.5 million and 8.7 million shares representing securities that could potentially dilute basic EPS in the future, were not included in the diluted net loss per share computations for the three months ended March 31, 2011 and 2010, respectively, because they would have been anti-dilutive.

(2)
Common shares of 5.8 million issuable upon conversion of the Convertible Senior Unsecured Notes for each of the three months ended March 31, 2011 and 2010 were not included in the diluted computation because the computation of diluted net loss per share attributable to common stockholders utilizing the “if-converted” method would be anti-dilutive.

(3)
Common shares of 1.7 million and 50.0 million issuable upon conversion of the 2008 Convertible Loans were not included in the computations of diluted net loss per share for the three months ended March 31, 2011 and 2010, respectively, because the computations of diluted net loss per share attributable to common stockholders utilizing the “if-converted” method would be anti-dilutive.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 12—Comprehensive Loss

The following table is a reconciliation of our net loss attributable to common stockholders to our comprehensive loss for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net loss attributable to common stockholders	$(39,838)	$(35,167)
Other comprehensive income (loss) items:
Foreign currency translation	(60)	12
Comprehensive loss attributable to common stockholders	$(39,898)	$(35,155)

NOTE 13—Supplemental Cash Flow Information and Disclosures of Non-Cash Transactions

The following table provides supplemental disclosure of cash flow information (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Cash paid for interest, net of amounts capitalized	$9,412	$11,919

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 14—Business Segment Information

We have three operating business segments: LNG terminal business, natural gas pipeline business and LNG and natural gas marketing business. These operating segments reflect lines of business for which separate financial information is produced internally and are subject to evaluation by our chief operating decision makers in deciding how to allocate resources.

Our LNG terminal business segment consists of the operational Sabine Pass LNG terminal, approximately 90.5% owned (at March 31, 2011) in western Cameron Parish, Louisiana on the Sabine Pass Channel and two other LNG terminals that are in various stages of development at the following locations: Corpus Christi LNG, 100% owned, near Corpus Christi, Texas; and Creole Trail LNG, 100% owned, at the mouth of the Calcasieu Channel in central Cameron Parish, Louisiana.

Our natural gas pipeline business segment consists of the Creole Trail Pipeline, consisting of 94 miles of natural gas pipeline connecting the Sabine Pass LNG terminal to numerous interconnection points with existing interstate natural gas pipelines in southwest Louisiana, and other natural gas pipelines in various stages of development to provide access to North American natural gas markets.

Our LNG and natural gas marketing business segment is seeking to monetize the 2.0 Bcf/d of regasification capacity at the Sabine Pass LNG terminal held by a subsidiary of Cheniere Partners; develop a portfolio of long-term, short-term, and spot LNG purchase and sale agreements; assist Cheniere Partners' subsidiary in negotiations with potential customers for bi-directional service at the Sabine Pass LNG terminal; and enter into business relationships for the domestic marketing of natural gas imported by Cheniere Marketing as LNG to the Sabine Pass LNG terminal.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

The following table summarizes revenues, net income (loss) from operations and total assets for each of our operating segments (in thousands):

	Segments
	LNG Terminal	Natural Gas Pipeline	LNG & Natural Gas Marketing	Corporate and Other (1)	Total Consolidation
As of or for the Three Months Ended March 31, 2011
Revenues	70,001	13	8,449	768	$79,231
Intersegment revenues (losses) (2) (3)	4,782	11	(4,793)	—	—
Depreciation, depletion and amortization	10,840	3,754	261	531	15,386
Non-cash compensation	572	176	3,538	3,725	8,011
Income (loss) from operations	33,784	(5,496)	761	(5,483)	23,566
Interest expense, net	(43,235)	(11,229)	—	(9,690)	(64,154)
Interest income	61	—	21	2	84
Goodwill	76,819	—	—	—	76,819
Total assets	1,928,351	550,991	72,092	12,999	2,564,433
Expenditures for additions to long-lived assets	2,561	(76)	—	72	2,557

As of or for the Three Months Ended March 31, 2010
Revenues	$66,827	$11	$12,142	$537	$79,517
Intersegment revenues (losses) (4) (5) (6) (7)	63,951	231	(63,678)	(504)	—
Depreciation, depletion and amortization	10,689	3,768	308	859	15,624
Non-cash compensation	468	133	2,561	3,188	6,350
Income (loss) from operations	98,683	(5,351)	(58,188)	(4,098)	31,046
Interest expense, net	(46,438)	(11,134)	—	(9,622)	(67,194)
Interest income	66	—	14	17	97
Goodwill	76,819	—	—	—	76,819
Total assets	2,036,078	565,583	93,159	41,823	2,736,643
Expenditures for additions to long-lived assets	1,020	(164)	—	(65)	791

(1)
Includes corporate activities, oil and gas exploration, development and exploitation activities and certain intercompany eliminations. Our oil and gas exploration, development and exploitation operating activities have been included in the corporate and other column due to the lack of a material impact that these activities have on our consolidated financial statements.

(2)
Intersegment revenues related to our LNG terminal segment are primarily from tug revenues from Cheniere Marketing and the receipt of 80% of gross margins earned by Cheniere Marketing in monetizing the TUA capacity of Cheniere Energy Investments, LLC ("Cheniere Investments") at the Sabine Pass LNG terminal in the three months ended March 31, 2011. These LNG terminal segment intersegment revenues are eliminated with intersegment expenses in our Consolidated Statement of Operations.

(3)
Intersegment losses related to our LNG and natural gas marketing segment are primarily from Cheniere Marketing's tug costs and the payment of 80% of gross margins earned by Cheniere Marketing in monetizing the TUA capacity of Cheniere Investments at the Sabine Pass LNG terminal in the three months ended March 31, 2011. These LNG terminal segment intersegment costs are eliminated with intersegment revenues in our Consolidated Statement of Operations.

(4)
Intersegment revenues related to our LNG terminal segment are primarily from TUA capacity reservation fee revenues and tug revenues of $64.0 million that were received from our LNG and natural gas marketing segment for the three months ended March 31, 2010. These LNG terminal segment intersegment revenues are eliminated with intersegment expenses in our Consolidated Statement of Operations.

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

(6)	Intersegment losses related to our LNG and natural gas marketing segment are primarily from TUA capacity reservation

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

fee expenses and tug costs of $64.0 million that were incurred from our LNG terminal segment for the three months ended March 31, 2010. These costs and expenses are classified as marketing trading gains (losses) as they are considered capacity contracts related to our energy trading and risk management activities. These LNG and natural gas marketing segment intersegment costs and expenses are eliminated with intersegment revenues in our Consolidated Statement of Operations.

(7)
Intersegment losses related to corporate and other are from various transactions between our LNG terminal, natural gas pipeline and LNG and natural gas marketing segments in which revenue recorded by one operating segment is eliminated with a non-revenue line item (i.e., operating expense or is capitalized) by the other operating segment.

NOTE 15—Share-Based Compensation

We have granted options to purchase common stock to employees, consultants and outside directors under the Cheniere Energy, Inc. Amended and Restated 1997 Stock Option Plan (“1997 Plan”) and the Cheniere Energy, Inc. Amended and Restated 2003 Stock Incentive Plan (“2003 Plan”). We recognize our share-based payments to employees and outside directors in the consolidated financial statements based on their fair values at the date of grant. We recognize our share-based payments to consultants in the consolidated financial statements based on their fair values at the end of each period. The calculated fair value is recognized as expense (net of any capitalization) over the requisite service period, net of estimated forfeitures, using the straight-line method.

For the three months ended March 31, 2011 and 2010, the total share-based compensation expense recognized in our net loss attributable to common stockholders, net of capitalization, was $8.0 million and $6.3 million, respectively.

The total unrecognized compensation cost at March 31, 2011 relating to non-vested share-based compensation arrangements granted under the 1997 Plan and 2003 Plan, before any capitalization, was $18.8 million. The total unrecognized compensation cost at March 31, 2011 is expected to be recognized over 4.0 years, with a weighted average period of 0.8 years.

We received no proceeds from the exercise of stock options in the three months ended March 31, 2011 and 2010.

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

•
statements that we expect to receive an order from the Federal Energy Regulatory Commission (“FERC”) authorizing us to construct and operate proposed LNG receiving terminals, liquefaction facilities or pipelines by certain dates, or at all;

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

These forward-looking statements are often identified by the use of terms and phrases such as “achieve,” “anticipate,” “believe,” “contemplate,” “develop,” “estimate,” “expect,” “forecast,” “plan,” “potential,” “project,” “propose,” “strategy” and similar terms and phrases, or by the use of future tense. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve assumptions, risks and uncertainties, and these expectations may prove to be incorrect. You should not place undue reliance on these forward-looking statements, which are made as of the date of and speak only as of the date of this quarterly report.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. Other than as required under the securities laws, we assume no obligation to update or revise these forward-looking statements or provide reasons why actual results may differ.

As used herein, the terms “Cheniere,” “the Company,” “we,” “our” and “us” refer to Cheniere Energy, Inc. and its wholly owned or controlled subsidiaries.

Introduction

The following discussion and analysis presents management's view of our business, financial condition and overall performance and should be read in conjunction with our consolidated financial statements and the accompanying notes in Item 1. “Consolidated Financial Statements”. This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Our discussion and analysis includes the following subjects:

•	Overview of Business

•	Overview of Significant 2011 Events

•	Liquidity and Capital Resources

•	Results of Operations

•	Off-Balance Sheet Arrangements

•	Summary of Critical Accounting Policies and Estimates

Overview of Business

 We own and operate the Sabine Pass LNG terminal in Louisiana through our 90.5% ownership interest in and management agreements with Cheniere Energy Partners, L.P. (“Cheniere Partners”) (NYSE Amex Equities: CQP), which is a publicly traded partnership we created in 2007.  We also own and operate the Creole Trail Pipeline, which interconnects the Sabine Pass LNG terminal with markets in North America.  One of our subsidiaries, Cheniere Marketing, LLC (“Cheniere Marketing”), is marketing LNG and natural gas on its own behalf and on behalf of Cheniere Partners, and is working to monetize LNG storage and regasification capacity reserved by Cheniere Partners at the Sabine Pass LNG terminal.  Cheniere Partners is developing a liquefaction project to provide bi-directional LNG import and export service at the Sabine Pass LNG terminal. We are in various stages of developing other LNG terminal and pipeline related projects, each of which, among other things, will require acceptable commercial and financing arrangements before we make a final investment decision.

Overview of Significant 2011 Events

Our significant accomplishments during 2011 include the following:

•
In January 2011, Sabine Pass Liquefaction, LLC ("Sabine Liquefaction") and Sabine Pass LNG, L.P. ("Sabine Pass LNG"), both wholly owned subsidiaries of Cheniere Partners, submitted an application to the FERC requesting authorization to site, construct and operate liquefaction and export facilities at the Sabine Pass LNG terminal; and

•	In January and February 2011, Sabine Liquefaction signed MOUs with several potential customers for bi-directional service at the Sabine Pass LNG terminal.

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

The following table presents (in thousands) Cheniere's restricted and unrestricted cash and cash equivalents for each portion of our capital structure as of March 31, 2011. All restricted and unrestricted cash and cash equivalents held by Cheniere Partners and Sabine Pass LNG are restricted by Cheniere as to usage or withdrawal:

	Sabine Pass LNG, L.P.	Cheniere Energy Partners, L.P.	Other Cheniere Energy, Inc.	Consolidated Cheniere Energy, Inc.
Cash and cash equivalents	$—	$—	$24,473	$24,473
Restricted cash and cash equivalents	142,278	41,937	4,116	188,331
Total	$142,278	$41,937	$28,589	$212,804

As of March 31, 2011, we had unrestricted cash and cash equivalents and accounts receivable from LNG and natural gas marketing activities of $53.9 million that will be available to Cheniere, which excludes cash and cash equivalents and other working capital available to Cheniere Partners and Sabine Pass LNG. In addition, we had restricted cash and cash equivalents of $188.3 million, which were designated for the following purposes: $137.3 million for interest payments related to the Senior Notes described below; $5.0 million for Sabine Pass LNG's working capital; $41.9 million for Cheniere Partners' working capital; and $4.1 million for other restricted purposes.

We believe that Cheniere (excluding the sources and uses of capital by Sabine Pass LNG and Cheniere Partners) will have sufficient cash, other working capital and cash generated from its operations to fund its operating expenses and other cash requirements until at least the earliest date when principal payments may be required on its existing indebtedness, which will be in May 2012 (the maturity date of the 2007 Term Loan). Before that date, Cheniere expects to continue to restructure its finances and improve its capital structure, which will be accomplished by entering into long-term commercial agreements, refinancing its existing indebtedness, issuing equity or other securities, selling assets, or a combination of the foregoing.

LNG Terminal Business

Cheniere Partners

Our ownership interest in the Sabine Pass LNG terminal is held through Cheniere Partners. We own approximately 90.5% of Cheniere Partners in the form of 10,891,357 common units, 135,383,831 subordinated units and a 2% general partner interest. Cheniere Partners owns a 100% interest in Sabine Pass LNG, which is operating the Sabine Pass LNG terminal.

We receive quarterly equity distributions from Cheniere Partners, and we receive management fees for managing Sabine Pass LNG and Cheniere Partners. For the three months ended March 31, 2011, we received $4.6 million in distributions on our common units, no distributions on our subordinated units and $0.2 million in distributions on our general partner interest. We also received fees of $2.7 million under our management agreements with Cheniere Partners and fees of $2.0 million under our management agreements with Sabine Pass LNG during the three months ended March 31, 2011.

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

In June 2010, Cheniere Marketing assigned its TUA with Sabine Pass LNG for 2.0 Bcf/d of regasification capacity at the Sabine Pass LNG terminal to Cheniere Energy Investments, LLC ("Cheniere Investments"), a wholly owned subsidiary of Cheniere Partners, effective July 1, 2010. Pursuant to Cheniere Marketing's assignment of its TUA to Cheniere Investments, Cheniere Marketing will no longer make the approximately $250 million per year of payments to Sabine Pass LNG, and Cheniere Partners will not make distributions on our subordinated units unless it generates additional cash flow for Sabine Pass LNG's excess capacity or new business. Therefore, distributions to us on our subordinated units and conversion of the subordinated units into common units will depend upon the future business development of Cheniere Partners.

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

In January 2011, Cheniere Partners initiated an at-the-market program to sell up to 1.0 million common units the proceeds from which would be used primarily to fund development costs associated with the liquefaction project. As of March 31, 2011, Cheniere Partners had sold $2.1 million of common units.

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

We intend for Sabine Pass Liquefaction, LLC ("Sabine Liquefaction"), a wholly owned subsidiary of Cheniere Partners, to enter into long-term, fixed-fee contracts for at least 3.5 mtpa (approximately 0.5 Bcf/d) of bi-directional LNG processing capacity per LNG Train, for a fee between $1.40 and $1.75 per MMBtu, before reaching a final investment decision regarding the development of the LNG Trains. Through the date of this filing, Sabine Liquefaction had entered into eight non-binding memoranda of understanding (“MOU”) with potential customers for the proposed bi-directional facility representing a total of up to 9.8 mtpa of capacity. Each MOU is subject to negotiation and execution of definitive agreements and certain other customary conditions and does not represent a final and binding agreement with respect to its subject matter. We are negotiating definitive agreements with these and other potential customers.

In August 2010, Sabine Liquefaction received approval from the FERC to begin the pre-filing process required to seek authorization to commence construction of the liquefaction project. In January 2011, the pre-filing period was completed and therefore Sabine Liquefaction submitted an application to the FERC requesting authorization to site, construct and operate liquefaction and export facilities at the Sabine Pass LNG terminal. In September 2010, the DOE granted Sabine Liquefaction an order authorizing Sabine Liquefaction to export up to 16 mtpa (approximately 800 Bcf per year) of domestically produced LNG from the Sabine Pass LNG terminal to Free Trade Agreement ("FTA") countries for a 30-year term, beginning on the earlier of the date of first export or September 7, 2020. In September 2010, Sabine Liquefaction filed a second application requesting expansion of the order to include countries with which the U.S. does not have an FTA. This order is pending.

Sabine Liquefaction has engaged Bechtel Corporation ("Bechtel") to complete front-end engineering and design work and will negotiate a lump-sum, turnkey contract based on an open book cost estimate. We currently estimate that total construction costs will be consistent with other recent liquefaction expansion projects constructed by Bechtel, or approximately $400 per metric ton, before financing costs. We have additional work to complete with Bechtel to be able to make an estimate specific to our site and project. Our cost estimates are subject to change due to factors such as changes in design, increased component and material costs, escalation of labor costs, cost overruns and increased spending to maintain a construction schedule.

In December 2010, Sabine Liquefaction engaged SG Americas Securities, LLC, the U.S. broker-dealer subsidiary of Societe Generale Corporate & Investment Banking ("SG CIB") for general financial strategy and planning in connection with the development and financing of liquefaction facilities at the Sabine Pass LNG terminal.

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

LNGCo Agreements

In March 2010, Cheniere Marketing entered into the LNGCo Agreements with LNGCo, effective April 1, 2010, under which Cheniere Marketing has agreed to develop and maintain commercial and trading opportunities in the LNG industry and present any such opportunities exclusively to LNGCo. Cheniere Marketing also agreed to provide, or arrange for the provision of, all of the operations and administrative services required by LNGCo in connection with any LNG cargoes purchased by LNGCo, including negotiating agreements and arranging for transporting, receiving, storing, hedging and regasifying LNG cargoes. Cheniere Marketing does not have the authority to contractually bind LNGCo under the LNGCo Agreements. In the event LNGCo declines to purchase an LNG cargo presented to it by Cheniere Marketing under the LNGCo Agreements, Cheniere Marketing may pursue the opportunity on its own behalf or present it to third parties. The term of the LNGCo Agreements is two years; however, either party may terminate without penalty. In return for the services to be provided by Cheniere Marketing, LNGCo will pay a fixed fee to Cheniere Marketing and may pay additional fees depending upon the gross margins of each transaction and the aggregate gross margin earned during the term of the LNGCo Agreements.

During the three months ended March 31, 2011 and March 31, 2010, we recognized $2.4 million and zero, respectively, of marketing and trading revenues from LNGCo. As of March 31, 2011, Cheniere Marketing’s maximum exposure to loss relating to LNGCo was $4.5 million.  A portion of this $4.5 million represents our fixed fee and gross margin receivable and is reported as Current Accounts and Interest Receivable, and the remaining portion represents our margin deposit receivable and is reported as Other Non-Current Assets and is to be paid to Cheniere Marketing upon the completion or termination of the LNGCo Agreements.

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

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the three months ended March 31, 2011 and 2010. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Three Months Ended
	March 31,
	2011	2010
Sources of cash and cash equivalents
Use of restricted cash and cash equivalents	$7,348	$10,831
Distribution from limited partner investment in Freeport LNG Development, L.P.	—	2,700
Sale of common units by restricted affiliate	1,515	—
Operating cash flow	—	3,890
Total sources of cash and cash equivalents	8,863	17,421

Uses of cash and cash equivalents
Operating cash flow	(49,244)	—
Distributions to non-controlling interest	(6,600)	(6,598)
LNG terminal and pipeline construction-in-process, net	(2,214)	(2,583)
Other	(493)	(1,506)
Total uses of cash and cash equivalents	(58,551)	(10,687)

Net increase (decrease) in cash and cash equivalents	(49,688)	6,734
Cash and cash equivalents—beginning of period	74,161	88,372
Cash and cash equivalents—end of period	$24,473	$95,106

Use of Restricted Cash and Cash Equivalents

In the three months ended March 31, 2011 and 2010, the $7.3 million and $10.8 million, respectively, of restricted cash and cash equivalents were used primarily to pay for construction activity at the Sabine Pass LNG terminal and to pay distributions to non-controlling interest owners of Cheniere Partners.

Sale of Common Units by Restricted Affiliate

In January 2011, Cheniere Partners initiated an at-the-market program to sell up to 1.0 million common units, the proceeds from which would be used primarily to fund development costs associated with the liquefaction project. As of March 31, 2011, Cheniere Partners had received $1.5 million in net proceeds from its sale of common units.

Operating Cash Flow

Operating cash flow decreased from a $3.9 million source of cash in the three months ended March 31, 2010 to a $49.2 million use of cash in the three months ended March 31, 2011. This increased use of cash in operating activities is primarily a result of Cheniere Marketing's use of cash for the purchase of a LNG cargo in February 2011, but Cheniere Marketing not having received the cash proceeds from its inventory sales as of March 31, 2011. Cheniere Marketing received $26.6 million in cash proceeds from its inventory sales in April 2011.

Distributions to Non-Controlling Interest

In each of the three months ended March 31, 2011 and 2010, Cheniere Partners distributed $6.6 million to its non-affiliated common unitholders.

Debt Agreements

The following table (in thousands) and the explanatory paragraphs following the table summarize our various debt agreements as of March 31, 2011:

	Sabine Pass LNG, L.P.	Cheniere Energy Partners, L.P.	Other Cheniere Energy, Inc.	Consolidated Cheniere Energy, Inc.
Long-term debt (including related party)
Senior Notes	$2,215,500	$—	$—	$2,215,500
2007 Term Loan	—	—	298,000	298,000
2008 Loans (including related party)	—	—	270,352	270,352
Convertible Senior Unsecured Notes	—	—	204,630	204,630
Total long-term debt	2,215,500	—	772,982	2,988,482
Debt discount
Senior Notes (1)	(26,603)	—	—	(26,603)
Convertible Senior Unsecured Notes (2)	—	—	(21,758)	(21,758)
Total debt discount	(26,603)	—	(21,758)	(48,361)
Long-term debt (including related party), net of discount	$2,188,897	$—	$751,224	$2,940,121

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

Convertible Senior Unsecured Notes

In July 2005, we consummated a private offering of $325.0 million aggregate principal amount of Convertible Senior Unsecured Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (“Securities Act”). The notes bear interest at a rate of 2¼% per year. The notes are convertible at any time into our common stock under certain circumstances at an initial conversion rate of 28.2326 shares per $1,000 principal amount of the notes, which is equal to a conversion price of approximately $35.42 per share. As of March 31, 2011, no holders had elected to convert their notes at the conversion rate.

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

As discussed in Note 8—“Long-Term Debt and Long-Term Debt—Related Parties” of our Notes to Consolidated Financial Statements, we adopted on January 1, 2009 an accounting standard that requires issuers of certain convertible debt instruments to separately account for the liability component and the equity component represented by the embedded conversion option in a manner that will reflect that entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. The fair value of the embedded conversion option at the date of issuance of the Convertible Senior Unsecured Notes was determined to be $134.0 million and has been recorded as a debt discount to the Convertible Senior Unsecured Notes, with a corresponding adjustment to additional paid-in capital. At March 31, 2011, the unamortized debt discount to the Convertible Senior Unsecured Notes was $21.8 million.

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

Under the Sabine Pass Indenture, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and  there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the three months ended March 31, 2011 and 2010, Sabine Pass LNG made distributions of $75.2 million and $106.7 million, respectively, after satisfying all the applicable conditions in the Sabine Pass Indenture.

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

In May 2010, we sold our 30% interest in Freeport LNG to institutional investors for net proceeds of $104.3 million. The net proceeds from the sale were used to prepay $102.0 million of the 2007 Term Loan in May 2010. As of March 31, 2011 and December 31, 2010, $298.0 million was outstanding under the 2007 Term Loan and were included in long-term debt on our Consolidated Balance Sheet.

2008 Loans

In August 2008, we entered into a credit agreement pursuant to which we obtained $250.0 million in convertible term loans (“2008 Loans”). The 2008 Loans have a maturity date in 2018. The 2008 Loans bear interest at a fixed rate of 12% per annum, except during the occurrence of an event of default during which time the rate of interest will be 14% per annum. Interest is due semi-annually on the last business day of January and July. At our option, until August 15, 2011, accrued interest may be added to the principal on each semi-annual interest date. The aggregate amount of all accrued interest to August 15, 2011 will be payable upon the maturity date. The 2008 Loans are secured by Cheniere's rights and fees payable under management services agreements with Sabine Pass LNG and Cheniere Partners, by Cheniere's 10.9 million common units in Cheniere Partners, by the equity and assets of Cheniere's pipeline entities, by the equity of various other subsidiaries and certain other assets and subsidiary guarantees.

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

The outstanding principal amount for Scorpion Capital Partners, LP, the holder of 3.4% of the 2008 Loans, is exchangeable for Cheniere's Series B Convertible Preferred Stock, par value $0.0001 per share (“Series B Preferred Stock”), with voting rights limited to the equivalent of approximately 1.7 million shares of Cheniere common stock at March 31, 2011. The exchange ratio is one share of Series B Preferred Stock for each $5,000 of outstanding borrowings, subject to adjustment. The aggregate preferred stock is exchangeable into shares of Cheniere common stock at a price of $5.00 per share pursuant to a broadly syndicated offering. No portion of any accrued interest is eligible for conversion into Series B Preferred Stock. The portion of outstanding principal amount for Scorpion Capital Partners is classified as related party long-term debt because it is an affiliate of one of Cheniere's directors.

As of March 31, 2011 and December 31, 2010, we classified $9.2 million and $8.9 million, respectively, as part of Long-Term Debt—Related Parties on our Consolidated Balance Sheets because a related party then held these portions of this debt.

Issuances of Common Stock

During the three months ended March 31, 2011 and 2010, zero shares of our common stock were issued pursuant to the exercise of stock options.  During the three months ended March 31, 2011 and 2010, we issued 2.2 million and 0.8 million shares of restricted stock to new and existing employees.

Results of Operations

Three Months Ended March 31, 2011 vs. Three Months Ended March 31, 2010

Overall Operations

Our consolidated net loss attributable to common stockholders increased $4.6 million, from a net loss of $35.2 million, or $0.64 per share (basic and diluted), in the three months ended March 31, 2010 to a net loss of $39.8 million, or $0.60 per share basic and diluted, in the three months ended March 31, 2011. This increase in net loss was primarily due to increased development expense and decreased marketing and trading revenue, which were partially offset by decreased LNG terminal and pipeline operating expenses and decreased interest expense, net.

LNG Terminal and Pipeline Development Expense

LNG terminal and pipeline development expense increased $7.7 million, from $0.7 million in the three months ended March 31, 2010, to $8.4 million in the three months ended March 31, 2011. This increase resulted from costs incurred to develop the liquefaction project at the Sabine Pass LNG terminal.

Marketing and Trading Revenue

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

	Three Month Period Ended
	March 31,
	2011	2010
Physical natural gas sales, net of costs	$6,700	$5,791
Gain (loss) from derivatives	(606)	6,361
Other energy trading activities	2,355	(10)
Total LNG and natural gas marketing gain	$8,449	$12,142

Marketing and trading revenues decreased $3.7 million, from $12.1 million in the three months ended March 31, 2010 to $8.4 million in the three months ended March 31, 2011. The $3.7 million decrease in marketing and trading revenue is primarily a result of increased gain in the first quarter of 2010 on our derivative positions used to hedge the exposure to variability in expected future cash flows attributable to the future sale of LNG inventory. This increased derivative gain in 2010 was primarily a result of the change in market index prices and increased LNG inventory and the resulting increased derivative position in 2010 as compared to 2011. The decrease in marketing and trading revenue was partially offset by increased other energy trading revenue in the first quarter of 2011 resulting from from LNGCo revenue.

LNG Terminal and Pipeline Operating Expense

Our LNG terminal and pipeline operating expenses include costs incurred to operate the Sabine Pass LNG terminal and the Creole Trail Pipeline.

Operating and maintenance expense decreased $2.6 million, from $12.8 million in the three months ended March 31, 2010, to $10.2 million in the three months ended March 31, 2011. This decrease primarily resulted from decreased fuel costs in 2011. The Sabine Pass LNG terminal utilized less fuel in exporting its customers' LNG in 2011 as compared to the increased amount of fuel required by the Sabine Pass LNG terminal to re-gassifiy its customers' LNG and to send out their natural gas in 2010.

Interest Expense, net

Interest expense, net of amounts capitalized, decreased $3.0 million, from $67.2 million in the three months ended March 31, 2010, to $64.2 million in the three months ended March 31, 2011. This decrease in interest expense resulted from the reduction of our indebtedness during the second quarter of 2010.

Off-Balance Sheet Arrangements

We entered into agreements with LNGCo to provide Cheniere Marketing with financial support to source more cargoes of LNG than it could source on a stand-alone basis.  See Note 4—“Variable Interest Entity” of our Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—LNG and Natural Gas Marketing Business” for further information related to our variable interest in LNGCo.  As of March 31, 2011, Cheniere Marketing’s maximum exposure to loss relating to LNGCo was $4.5 million.  A portion of this $4.5 million represents our fixed fee and gross margin receivable and is reported as Current Accounts and Interest Receivable, and the remaining portion represents our margin deposit receivable and is reported as Other Non-Current Assets and is to be paid to Cheniere Marketing upon the completion or termination of the LNGCo Agreements.

Summary of Critical Accounting Policies and Estimates

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives but involve an implementation and interpretation of existing rules, and the use of judgment, to apply the accounting rules to the specific set of circumstances existing in our business. In preparing our consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”), we endeavor to comply properly with all applicable rules on or before their adoption, and we believe that the proper implementation and consistent application of the accounting rules are critical. However, not all situations are specifically addressed in the accounting literature. In these cases, we must use our best judgment to adopt a policy for accounting for these situations. We accomplish this by analogizing to similar situations and the accounting guidance governing them.

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

Revenue Recognition

LNG regasification capacity reservation fees are recognized as revenue over the term of the respective TUAs. Advance capacity reservation fees are initially deferred and amortized over a 10-year period as a reduction of a customer’s regasification capacity reservation fees payable under its TUA.  The retained 2% of LNG delivered for each customer’s account at the Sabine Pass LNG terminal is recognized as revenues as Sabine Pass LNG performs the services set forth in each customer’s TUA.

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

Goodwill

Goodwill represents the excess of cost over fair value of the assets of businesses acquired. It is evaluated annually for impairment by first comparing our management’s estimate of the fair value of a reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, a computation of the implied fair value of the goodwill is compared with its related carrying value. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in the amount of the excess. We had goodwill of $76.8 million at March 31, 2011 and December 31, 2010, attributable to our LNG terminal segment.

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

Share-Based Compensation Expense

We recognize compensation expense for all share-based payments using the Black-Scholes-Merton option valuation model. We recognize share-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the use of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. We believe that implied volatility, calculated based on traded options of our common stock, combined with historical volatility is an appropriate indicator of expected volatility and future stock price trends. Therefore, the expected volatility for the three months ended March 31, 2011 used in our fair value model was based on a combination of implied and historical volatilities. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, future share-based compensation expense could be significantly different from what we have recorded in the current period (See Note 15—“Share-Based Compensation” of our Notes to Consolidated Financial Statements).

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our Consolidated Balance Sheets.

Marketing and Trading Commodity Price Risk

Through Cheniere Marketing, from time to time we will enter into natural gas and foreign currency derivatives to hedge the exposure of future cash flows associated with the LNG that we hold.  We use value at risk (“VaR”) and other methodologies for market risk measurement and control purposes.  The VaR is calculated using the Monte Carlo simulation method. At March 31, 2011 and December 31, 2010, the one-day VaR with a 95% confidence interval on our derivative positions were less than $0.1 million and zero, respectively.

Our derivative positions as of March 31, 2011 primarily consisted of financial derivatives to take market positions associated with LNG and natural gas. As of March 31, 2011, we had entered into a total equivalent of 1.2 million British thermal units (“MMBtu”) of natural gas swaps through July 31, 2011, for which we will receive fixed prices of $3.943 to $4.562 per MMBtu. At March 31, 2011, the value of the natural gas swaps was a liability of $0.1 million.

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

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of March 31, 2011, there were no known threatened or pending legal matters that could reasonably be expected to have a material adverse impact on our consolidated results of operations, financial position or cash flows.

On March 7, 2011, Sabine Pass LNG, as well as Cheniere and other direct and indirect owners of Sabine Pass LNG, filed suit against Centerbridge Partners, L.P. and Centerbridge Holdings Partners, LLC (collectively, "Centerbridge"), asserting claims for defamation, business disparagement, and tortuous interference with existing contracts. The case is currently pending in the 113th District Court of Harris County, Texas. Centerbridge describes itself as a significant holder of the Senior Notes. Sabine Pass LNG and its owners allege in the lawsuit that Centerbridge has published defamatory and disparaging statements about Sabine Pass LNG and its owners to third parties, including but not limited to Sabine Pass LNG's auditor and the trustee under the Senior Notes indenture. Sabine Pass LNG and its owners seek monetary damages from Centerbridge in an amount yet to be determined. Centerbridge has generally denied the claims made by Sabine Pass and its owners.

 Item 6.        Exhibits

10.1*	Amendment No. 2 to Amended and Restated Capacity Rights Agreement, dated April 1, 2011, by and between Sabine Pass LNG, L.P. and JPMorgan LNG Co.

10.2*	Amendment No. 3 to LNG Services Agreement, dated February 15, 2011, by and between Cheniere Marketing, LLC and JPMorgan LNG Co.

10.3*	Amendment No. 4 to LNG Services Agreement, dated April 1, 2011, by and between Cheniere Marketing, LLC and JPMorgan LNG Co.

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHENIERE ENERGY, INC.

/s/ JERRY D. SMITH
Jerry D. Smith Vice President and Chief Accounting Officer (on behalf of the registrant and as principal accounting officer)

Date: May 6, 2011