Form 10-Q
period 2011-06-30
CHENIERE ENERGY INC
filed 2011-08-05
CIK 3570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
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

As of July 25, 2011, there were 82,722,458 shares of Cheniere Energy, Inc. Common Stock, $0.003 par value, issued and outstanding.

CHENIERE ENERGY, INC.

i

PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share data)

	June 30,	December 31,
	2011	2010
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$162,561	$74,161
Restricted cash and cash equivalents	72,525	73,062
Accounts and interest receivable	2,740	4,699
LNG inventory	4,588	1,212
Prepaid expenses and other	18,632	12,476
Total current assets	261,046	165,610

Non-current restricted cash and cash equivalents	82,892	82,892
Property, plant and equipment, net	2,133,333	2,157,597
Debt issuance costs, net	37,585	41,656
Goodwill	76,819	76,819
Intangible assets	6,067	6,067
Other	22,065	22,866
Total assets	$2,619,807	$2,553,507

LIABILITIES AND DEFICIT
Current liabilities
Accounts payable	$1,413	$1,283
Current debt	298,000	—
Accrued liabilities	38,061	38,459
Deferred revenue	26,363	26,592
Other	360	—
Total current liabilities	364,197	66,334

Long-term debt, net of discount	2,645,609	2,918,579
Long-term debt—related party, net of discount	9,462	8,930
Deferred revenue	27,500	29,994
Other non-current liabilities	3,364	2,280

Commitments and contingencies	—	—

Stockholders’ deficit
Preferred stock, $.0001 par value, 5.0 million shares authorized, none issued	—	—
Common stock, $.003 par value
Authorized: 240.0 million shares at June 30, 2011 and December 31, 2010
Issued and outstanding: 82.7 million shares and 67.8 million shares at June 30, 2011 and December 31, 2010, respectively	248	204
Treasury stock: 1.7 million shares and 1.5 million shares at June 30, 2011 and December 31, 2010, respectively, at cost	(6,065)	(4,338)
Additional paid-in-capital	541,444	404,125
Accumulated deficit	(1,148,459)	(1,061,449)
Accumulated other comprehensive loss	(259)	(173)
Total stockholders' deficit	(613,091)	(661,631)
Non-controlling interest	182,766	189,021
Total deficit	(430,325)	(472,610)
Total liabilities and deficit	$2,619,807	$2,553,507

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues
LNG terminal revenues	$67,302	$66,337	$137,303	$133,164
Marketing and trading	4,606	1,029	13,054	13,170
Oil and gas sales	884	884	1,653	1,421
Other	18	25	31	37
Total revenues	72,810	68,275	152,041	147,792

Operating costs and expenses
General and administrative expense	19,378	16,910	40,889	36,128
Depreciation, depletion and amortization	15,625	15,612	31,011	31,236
LNG terminal and pipeline operating expense	7,853	9,807	18,048	22,619
LNG terminal and pipeline development expense	13,356	1,143	21,793	1,861
Oil and gas production and exploration costs	137	113	275	211
Total operating costs and expenses	56,349	43,585	112,016	92,055
Income from operations	16,461	24,690	40,025	55,737

Other income (expense)
Gain on sale of equity method investment	—	128,329	—	128,329
Interest expense, net	(64,587)	(66,950)	(128,741)	(134,145)
Loss on early extinguishment of debt	—	(1,011)	—	(1,011)
Derivative gain (loss), net	(448)	(44)	(448)	461
Other income	118	158	227	152
Total other income (expense)	(64,917)	60,482	(128,962)	(6,214)
Income (loss) before income taxes and non-controlling interest	(48,456)	85,172	(88,937)	49,523
Income tax provision	—	—	—	—
Income (loss) before non-controlling interest	(48,456)	85,172	(88,937)	49,523
Non-controlling interest	1,285	505	1,927	987
Net income (loss)	$(47,171)	$85,677	$(87,010)	$50,510

Net income (loss) per share attributable to common stockholders—basic	$(0.67)	$1.55	$(1.26)	$0.92
Net income (loss) per share attributable to common stockholders—diluted	$(0.67)	$0.86	$(1.26)	$0.62
Weighted average number of common shares outstanding—basic	70,630	55,317	68,800	55,161
Weighted average number of common shares outstanding—diluted	70,630	116,596	68,800	110,610

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(in thousands, except per share data)
(unaudited)

							Accumulated
					Additional		Other	Non-	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	controlling	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	(Deficit)
Balance — December 31, 2010	67,761	$204	1,463	$(4,338)	$404,125	$(1,061,449)	$(173)	$189,021	$(472,610)
Issuances of stock	12,650	38	—	—	122,974	—	—	—	123,012
Issuances of restricted stock	2,504	6	—	—	(7)	—	—	—	(1)
Forfeitures of restricted stock	(23)	—	22	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	14,352	—	—	—	14,352
Treasury stock acquired	(188)	—	188	(1,727)	—	—	—	—	(1,727)
Comprehensive income: Foreign currency translation	—	—	—	—	—	—	(86)	—	(86)
Loss attributable to non-controlling interest	—	—	—	—	—	—	—	(1,927)	(1,927)
Sale of common units to non-controlling interest	—	—	—	—	—	—	—	8,978	8,978
Distribution to non-controlling interest	—	—	—	—	—	—	—	(13,306)	(13,306)
Net loss	—	—	—	—	—	(87,010)	—	—	(87,010)
Balance — June 30, 2011	82,704	$248	1,673	$(6,065)	$541,444	$(1,148,459)	$(259)	$182,766	$(430,325)

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities
Net income (loss)	$(87,010)	$50,510
Adjustments to reconcile net loss attributable to common stockholders to net cash provided by (used in) operating activities:
Gain on sale of limited partnership investment	—	(128,329)
Loss on early extinguishment of debt	—	1,011
Depreciation, depletion and amortization	31,011	31,236
Amortization of debt issuance and debt discount	14,093	13,705
Non-cash compensation	14,352	9,945
Use of (investment in) restricted cash and cash equivalents	(9,090)	41,250
Non-cash derivative loss	319	164
Non-controlling interest	(1,927)	(987)
Non-cash interest expense	15,627	17,428
Use of cash for accrued interest	—	(60,899)
Other	(525)	(4,668)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	2,046	(3,539)
LNG inventory	(3,376)	32,100
Accounts and interest receivable	1,766	(16,190)
Deferred revenue	(2,723)	(2,086)
Prepaid expenses and other	(4,085)	(1,255)
Net cash used in operating activities	(29,522)	(20,604)

Cash flows from investing activities
Proceeds from sale of limited partnership investment	—	104,330
Use of restricted cash and cash equivalents	5,473	4,214
LNG terminal and pipeline construction-in-process, net	(5,480)	(3,065)
Distributions from limited partnership investment	—	3,900
Other	(858)	220
Net cash provided by (used in) investing activities	(865)	109,599

Cash flows from financing activities
Sale of common stock, net	123,305	—
Debt repurchases	—	(104,681)
Use of restricted cash and cash equivalents	4,154	16,680
Distributions to non-controlling interest	(13,306)	(13,196)
Sale of common units by restricted affiliate	8,978	—
Purchase of treasury shares	(2)	(681)
Other	(4,342)	(1,549)
Net cash provided by (used in) financing activities	118,787	(103,427)

Net increase (decrease) in cash and cash equivalents	88,400	(14,432)
Cash and cash equivalents—beginning of period	74,161	88,372
Cash and cash equivalents—end of period	$162,561	$73,940

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of Cheniere Energy, Inc. have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included. As used herein, the terms "Cheniere," "the Company," "we," "our" and "us" refer to Cheniere Energy, Inc. and its wholly owned or controlled subsidiaries, unless otherwise stated or indicated by context.

Results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2011.

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

NOTE 2—Recent Accounting Policies

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2011, the Financial Accounting Standards Board ("FASB") issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income" ("ASU 2011-05"), which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The adoption of ASU 2011-05 will not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

NOTE 3—Liquidity

As of June 30, 2011, we had unrestricted cash and cash equivalents of $162.6 million available to Cheniere, which excludes cash and cash equivalents and other working capital available to Cheniere Energy Partners, L.P. ("Cheniere Partners"), a publicly traded partnership in which we own a 90.3% interest, and Sabine Pass LNG, L.P. ("Sabine Pass LNG"), a wholly owned subsidiary of Cheniere Partners. We also had restricted cash and cash equivalents of $155.4 million, which were designated for the following purposes: $96.1 million for interest payments related to the Senior Notes described below; $4.6 million for Sabine Pass LNG's working capital; $50.8 million for Cheniere Partners' working capital; and $3.9 million for other restricted purposes. Although results are consolidated for financial reporting, Cheniere, Cheniere Partners and Sabine Pass LNG operate with independent capital structures.

As of May 31, 2011, we reclassified $298.0 million of debt from long-term liability to a current liability because our 2007 Term Loan was due within 12 months as of May 31, 2011. We believe we will have sufficient unrestricted cash, liquid assets, cash generated from our operations and access to capital markets to satisfy our debt obligations and fund our operations. In order to satisfy our principal payment due in May 2012, we will need to extend or retire our indebtedness, which may be accomplished by refinancing our existing indebtedness, issuing equity or other securities, selling assets or through a combination of the foregoing and will be dependent on factors such as worldwide natural gas and capital market conditions.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 4—Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of cash and cash equivalents that are contractually restricted as to usage or withdrawal, as follows:

Senior Notes Debt Service Reserve

Sabine Pass LNG has consummated private offerings of an aggregate principal amount of $2,215.5 million of Senior Notes (See Note 10—"Debt and Debt—Related Parties"). Under the indenture governing the Senior Notes (the "Sabine Pass Indenture"), except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied, including that there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of $82.4 million and a fixed charge coverage ratio test of 2:1 must be satisfied.

As of June 30, 2011 and December 31, 2010, we classified $13.7 million as current restricted cash and cash equivalents for the payment of interest due within twelve months. As of June 30, 2011 and December 31, 2010, we classified the permanent debt service reserve fund of $82.4 million as non-current restricted cash and cash equivalents. These cash accounts are controlled by a collateral trustee, and, therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

Other Restricted Cash and Cash Equivalents

As of June 30, 2011 and December 31, 2010, $55.3 million and $53.3 million, respectively, of current restricted cash and cash equivalents was primarily related to cash and cash equivalents held by Sabine Pass LNG and Cheniere Partners that were considered restricted to Cheniere.  As of June 30, 2011 and December 31, 2010, due to various other contractual restrictions, $3.5 million and $6.1 million had been classified as current restricted cash and cash equivalents, respectively, and $0.5 million had been classified as non-current restricted cash and cash equivalents on our Consolidated Balance Sheets.

NOTE 5—LNG Inventory

LNG inventory is recorded at cost and is subject to the lower of cost or market ("LCM") adjustments at the end of each period.  Inventory cost is determined using the average cost method. Recoveries of losses resulting from interim period LCM adjustments are recorded when market price recoveries occur on the same inventory in the same fiscal year.  These recoveries are recognized as gains in later interim periods with such gains not exceeding previously recognized losses.  As of June 30, 2011, we had 831,000 million British thermal units ("MMBtu") of LNG inventory recorded at $4.6 million, and at December 31, 2010, we had 326,000 MMBtu of LNG inventory recorded at $1.2 million on our Consolidated Balance Sheets.

NOTE 6—Variable Interest Entity
In March 2010, Cheniere Marketing, LLC ("Cheniere Marketing") entered into various agreements (the "LNGCo Agreements") with JPMorgan LNG Co. ("LNGCo"), an indirect subsidiary of JPMorgan Chase & Co., effective April 1, 2010, under which Cheniere Marketing agreed to develop and maintain commercial and trading opportunities in the LNG industry and present any such opportunities exclusively to LNGCo. Cheniere Marketing also agreed to provide, or arrange for the provision of, all of the operations and administrative services required by LNGCo in connection with any LNG cargoes purchased by LNGCo, including negotiating agreements and arranging for transporting, receiving, storing, hedging and regasifying LNG cargoes. Cheniere Marketing does not have the authority to contractually bind LNGCo under the LNGCo Agreements. In the event LNGCo declines to purchase an LNG cargo presented to it by Cheniere Marketing under the LNGCo Agreements, Cheniere Marketing may pursue the opportunity on its own behalf or present it to third parties. The term of the LNGCo Agreements is two years; however, either party may terminate without penalty. In return for the services to be provided by Cheniere Marketing, LNGCo will pay a fixed fee to Cheniere Marketing and may pay additional fees depending upon the gross margins of each transaction and the aggregate gross margin earned during the term of the LNGCo Agreements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

During the three and six months ended June 30, 2011, we recognized $4.9 million and $7.3 million, respectively, of marketing and trading revenues from LNGCo. During the three and six months ended June 30, 2010, we recognized $3.1 million of marketing and trading revenues from LNGCo. As of June 30, 2011, Cheniere Marketing’s maximum exposure to loss relating to LNGCo was $2.5 million.  A portion of this $2.5 million represents our fixed fee receivable and is reported as accounts and interest receivable, and the remaining portion represents our margin deposit receivable and is reported as prepaid expense and other current assets and is to be paid to Cheniere Marketing upon the completion or termination of the LNGCo Agreements.

NOTE 7—Property, Plant and Equipment

Property, plant and equipment consists of LNG terminal and natural gas pipeline costs, LNG site and related costs, investments in oil and gas properties, and fixed assets, as follows (in thousands):

	June 30, 2011	December 31, 2010
LNG terminal costs
LNG terminal	$1,639,184	$1,638,811
LNG terminal construction-in-process	44,945	39,393
LNG site and related costs, net	3,485	3,362
Accumulated depreciation	(103,687)	(82,246)
Total LNG terminal costs, net	1,583,927	1,599,320

Natural gas pipeline costs
Natural gas pipeline	563,732	563,714
Natural gas pipeline construction-in-process	2,542	2,484
Pipeline right-of-ways	18,455	18,455
Accumulated depreciation	(45,405)	(37,939)
Total natural gas pipeline costs, net	539,324	546,714

Oil and gas properties, successful efforts method
Proved	4,165	3,872
Accumulated depreciation, depletion and amortization	(3,027)	(2,604)
Total oil and gas properties, net	1,138	1,268

Fixed assets
Computers and office equipment	5,518	5,472
Furniture and fixtures	4,509	4,509
Computer software	12,601	12,526
Leasehold improvements	7,318	7,318
Other	1,615	1,453
Accumulated depreciation	(22,617)	(20,983)
Total fixed assets, net	8,944	10,295
Property, plant and equipment, net	$2,133,333	$2,157,597

LNG Terminal Costs

Depreciation expense related to the Sabine Pass LNG terminal totaled $10.7 million and $10.5 million for the three months ended June 30, 2011 and 2010, respectively. Depreciation expense related to the Sabine Pass LNG terminal totaled $21.4 million and $21.0 million for the six months ended June 30, 2011 and 2010, respectively.

Natural Gas Pipeline Costs

Depreciation expense related to our Creole Trail pipeline totaled $3.8 million for the three months ended June 30, 2011 and 2010. Depreciation expense related to our Creole Trail pipeline totaled $7.5 million for the six months ended June 30, 2011 and 2010.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Fixed Assets

Depreciation expense related to our fixed assets totaled $0.8 million and $1.1 million for the three months ended June 30, 2011 and 2010, respectively. Depreciation expense related to our fixed assets totaled $1.6 million and $2.5 million for the six months ended June 30, 2011 and 2010, respectively.

NOTE 8—Non-controlling Interest

We have consolidated certain joint ventures and partnerships because we have a controlling interest in these ventures. Therefore, the entities’ financial statements are consolidated in our Consolidated Financial Statements and the entities’ other equity is recorded as a non-controlling interest. The following table sets forth the components of our non-controlling interest balance since inception attributable to third-party investors’ interests at June 30, 2011 (in thousands):

Net proceeds from Cheniere Partners’ issuance of common units (1)	$107,420
Net proceeds from Holdings’ sale of Cheniere Partners common units (2)	203,946
Distributions to Cheniere Partners’ non-controlling interest	(106,114)
Non-controlling interest share of loss of Cheniere Partners	(22,486)
Non-controlling interest at June 30, 2011	$182,766

(1)
In March and April 2007, we and Cheniere Partners completed a public offering of 15,525,000 Cheniere Partners common units (the "Cheniere Partners Offering"). Cheniere Partners received $98.4 million in net proceeds from the issuance of its common units to the public. Prior to January 1, 2009, a company was able to elect an accounting policy of recording a gain or loss on the sale of common equity of a subsidiary equal to the amount of proceeds received in excess of the carrying value of the parent’s investment. Effective January 1, 2009, the sale of common equity of a subsidiary is accounted for as an equity transaction. In January 2011, Cheniere Partners initiated an at-the-market program to sell up to 1.0 million common units, the proceeds from which would be used primarily to fund development costs associated with the liquefaction project. As of June 30, 2011, Cheniere Partners had sold 0.5 million common units with net proceeds of $9.0 million.

(2)
In conjunction with the Cheniere Partners Offering, Cheniere LNG Holdings, LLC ("Holdings") sold a portion of the Cheniere Partners common units held by it to the public, realizing proceeds net of offering costs of $203.9 million, which included $39.4 million of net proceeds realized once the underwriters exercised their option to purchase an additional 2,025,000 common units from Holdings. Due to the subordinated distribution rights on our subordinated units, we have recorded those proceeds as a non-controlling interest.

NOTE 9—Accrued Liabilities

As of June 30, 2011 and December 31, 2010, accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Accrued interest expense and related debt fees	$15,732	$15,732
Payroll	9,013	11,466
LNG liquefaction costs	7,588	1,402
Debt issuance costs	—	4,101
LNG terminal costs	455	1,953
Other accrued liabilities	5,273	3,805
Total accrued liabilities	$38,061	$38,459

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 10—Debt and Debt—Related Parties

As of June 30, 2011 and December 31, 2010, our debt consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Current debt
2007 Term Loan	$298,000	$—

Long-term debt (including related parties)
Senior Notes	2,215,500	2,215,500
2007 Term Loan	—	298,000
2008 Loans (including related parties)	278,284	262,657
Convertible Senior Unsecured Notes	204,630	204,630
Total long-term debt	2,698,414	2,980,787
Debt discount
Senior Notes	(25,429)	(27,777)
Convertible Senior Unsecured Notes	(17,914)	(25,501)
Total debt discount	(43,343)	(53,278)
Long-term debt (including related parties), net of discount	$2,655,071	$2,927,509

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

Under the Sabine Pass Indenture, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and  there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the six months ended June 30, 2011, Sabine Pass LNG made distributions of $155.6 million after satisfying all the applicable conditions in the Sabine Pass Indenture. During the six months ended June 30, 2010, Sabine Pass LNG made distributions of $211.8 million after satisfying all the applicable conditions in the Sabine Pass Indenture.

Convertible Senior Unsecured Notes

In July 2005, we consummated a private offering of $325.0 million aggregate principal amount of Convertible Senior Unsecured Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended ("Securities Act"). The notes bear interest at a rate of 2¼% per year. The notes are convertible at any time into our common stock under certain circumstances at an initial conversion rate of 28.2326 shares per $1,000 principal amount of the notes, which is equal to a conversion price of approximately $35.42 per share. As of June 30, 2011, no holders had elected to convert their notes at the conversion rate.

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

	June 30,	December 31,
	2011	2010
Principal amount	$204,630	$204,630
Unamortized discount	(17,914)	(25,501)
Net carry amount	$186,716	$179,129

The unamortized discount is being amortized through the August 2012 maturity of the Convertible Senior Unsecured Notes.  Interest expense for the Convertible Senior Unsecured Notes, including the debt discount amortization, for the three and six months ended June 30, 2011 was $5.2 million and $10.1 million, respectively.  Interest expense for the Convertible Senior Unsecured Notes, including the debt discount amortization, for the three and six months ended June 30, 2010 was $4.8 million and $9.4 million, respectively.  The effective interest rate as of June 30, 2011 was 10.9% for the Convertible Senior Unsecured Notes.

2007 Term Loan

In May 2007, Cheniere Subsidiary Holdings, LLC, a wholly owned subsidiary of Cheniere, entered into a $400.0 million credit agreement ("2007 Term Loan"). Borrowings under the 2007 Term Loan generally bear interest at a fixed rate of 9¾% per annum. Interest is calculated on the unpaid principal amount of the 2007 Term Loan outstanding and is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The 2007 Term Loan will mature on May 31, 2012. The 2007 Term Loan is secured by a pledge of our 135,383,831 subordinated units in Cheniere Partners.

In May 2010, we sold our 30% interest in Freeport LNG Development, L.P., which was pledged as security of the 2007 Term Loan, to institutional investors for net proceeds of $104.3 million. The net proceeds from the sale were used to prepay $102.0 million of the 2007 Term Loan in May 2010. As of December 31, 2010, $298.0 million was outstanding under the 2007 Term Loan and included in long-term debt on our Consolidated Balance Sheets.

During the second quarter of 2011, we reclassified $298.0 million of debt from long-term liability to current liability because our 2007 Term Loan was due within 12 months as of May 31, 2011.

2008 Loans

In August 2008, we entered into a credit agreement pursuant to which we obtained $250.0 million in convertible term loans ("2008 Loans"). The 2008 Loans have a maturity date in 2018. The 2008 Loans bear interest at a fixed rate of 12% per annum, except during the occurrence of an event of default during which time the rate of interest will be 14% per annum. Interest is due semi-annually on the last business day of January and July. At our option, until August 15, 2011, accrued interest may be added to the principal on each semi-annual interest date. The aggregate amount of all accrued interest to August 15, 2011 will be payable upon the maturity date. The 2008 Loans are secured by Cheniere's rights and fees payable under management services agreements with Sabine Pass LNG and Cheniere Partners, by Cheniere's 10.9 million common units in Cheniere Partners, by the equity and assets of Cheniere's pipeline entities, by the equity of various other subsidiaries and certain other assets and subsidiary guarantees.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

The outstanding principal amount for Scorpion Capital Partners, LP ("Scorpion"), the holder of 3.4% of the 2008 Loans as of June 30, 2011, is exchangeable for Cheniere's Series B Convertible Preferred Stock, par value $0.0001 per share ("Series B Preferred Stock"), with voting rights limited to the equivalent of approximately 1.7 million shares of Cheniere common stock at June 30, 2011. The exchange ratio is one share of Series B Preferred Stock for each $5,000 of outstanding borrowings, subject to adjustment. The aggregate preferred stock is exchangeable into shares of our common stock at a price of $5.00 per share pursuant to a broadly syndicated offering. No portion of any accrued interest is eligible for conversion into Series B Preferred Stock. On June 16, 2011, our stockholders approved a proposal to permit Scorpion to convert its 2008 Loans directly into common stock, to hold such shares of common stock, and to allow Scorpion to vote the common stock as any other stockholder. The portion of outstanding principal amount for Scorpion is classified as related party long-term debt because Scorpion is an affiliate of one of Cheniere's directors.

As of June 30, 2011 and December 31, 2010, we classified $9.5 million and $8.9 million, respectively, as part of Long-Term Debt—Related Parties on our Consolidated Balance Sheets because a related party then held these portions of this debt.

NOTE 11—Financial Instruments

We entered into financial derivatives to hedge the exposure to variability in expected future cash flows attributable to the future sale of LNG inventory and to hedge the price risk attributable to future purchases of natural gas to be utilized as fuel to operate the Sabine Pass LNG terminal. Changes in the fair value of our derivatives are reported in earnings because they do not meet the criteria to be designated as a hedging instrument that is required to qualify for cash flow hedge accounting.

The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The fair value of our commodity futures contracts are based on inputs that are quoted prices in active markets for identical assets or liabilities, resulting in Level 1 categorization of such measurements. The following table sets forth, by level within the fair value hierarchy, the fair value of our financial assets and liabilities at June 30, 2011 (in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
Derivatives asset	$12	—	—	$12
Derivatives liability	$(331)	—	—	$(331)

Derivatives asset reflects natural gas swap positions classified as other current assets on our Consolidated Balance Sheets. These positions were entered into to hedge the exposure to variability in expected future cash flows attributable to the future sale of LNG inventory. Gains or losses in these positions are classified as marketing and trading revenues on our Consolidated Statements of Operations. We recorded marketing and trading revenues (losses) of $0.2 million and ($0.5) million related to these positions in the three and six months ended June 30, 2011, respectively. We recorded marketing and trading revenues (losses) of ($2.1) million and $4.3 million related to these positions in the three and six months ended June 30, 2010, respectively.

Derivatives liability reflects natural gas swap positions classified as other current liabilities on our Consolidated Balance Sheets. These positions were entered into to mitigate the price risk from future purchases of natural gas to be utilized as fuel to operate the Sabine Pass LNG terminal. Gains or losses in these positions are classified as derivative gain (loss), net on our Consolidated Statements of Operations. We recorded derivative gain (loss), net of ($0.4) million in the three and six months ended June 30, 2011. During the three and six months ended June 30, 2010, Sabine Pass LNG had derivative positions to hedge the exposure to variability in expected future cash flows attributable to the future sale of its LNG inventory. We recorded derivative gain (loss), net of ($0.04) million and $0.5 million related to these positions in the three and six months ended June 30, 2010, respectively.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Financial Instruments (in thousands):

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Notes (1)	$550,000	$563,750	$550,000	$541,750
2016 Notes, net of discount (1)	1,640,071	1,681,073	1,637,723	1,523,082
Convertible Senior Unsecured Notes, net of discount (2)	186,716	170,192	179,129	131,660
2007 Term Loan (3)	298,000	298,197	298,000	297,464
2008 Loans (4)	278,284	278,284	262,657	262,657

(1)
The fair value of the Senior Notes, net of discount, is based on quotations obtained from broker-dealers who made markets in these and similar instruments as of June 30, 2011 and December 31, 2010, as applicable.

(2)	The fair value of our Convertible Senior Unsecured Notes is based on the closing trading prices on June 30, 2011 and December 31, 2010, as applicable.

(3)
The 2007 Term Loan is closely held by few holders, and purchases and sales are infrequent and are conducted on a bilateral basis without price discovery by us.  This loan is not rated and has unique covenants and collateral packages such that comparisons to other instruments would be imprecise. Nonetheless, we have provided an estimate of the fair value of this loan as of June 30, 2011 and December 31, 2010 based on an index of the yield to maturity of CCC rated debt of other companies in the energy sector.

(4)
In December 2010, the 2008 Loans were amended to, among other things, eliminate the Lenders' Put Rights, allow for the early prepayment of the 2008 Loans, allow Cheniere to sell Cheniere Partners common units held as collateral and prepay the 2008 Loans with the proceeds and release restrictions on prepayments of other indebtedness at Cheniere as certain conditions are met. In addition, 96.6% of the lenders agreed to terminate their rights to convert the 2008 Loans into Series B Preferred Stock of Cheniere. The fair value of the 2008 Loans as of June 30, 2011 and December 31, 2010 was determined to be the same as the carrying amount due to our ability to call the debt at anytime without penalty or a make-whole payment for an early redemption.

NOTE 12—Income Taxes

We are not presently a taxpayer and have not recorded a net liability for international, federal or state income taxes in any of the periods included in the accompanying financial statements. Our Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 include no income tax benefits.

During the third quarter of 2010, largely due to the increased level of trading activity in our shares, we experienced an ownership change within the provisions of Internal Revenue Code ("IRC") Section 382 that will subject approximately $855 million of our existing net operating loss ("NOL") carryforwards to the annual NOL utilization limitations.  The applicable Section 382 limitation may have affected our ability to fully utilize our existing tax NOL carryforwards.  Our ability to fully utilize our existing tax NOL carryforwards is dependent on increasing the recognition of built-in gains in the five-year period following the above-referenced ownership change. We will continue to monitor trading activity in our shares which may cause an additional ownership change which may ultimately affect our ability to fully utilize our existing tax NOL carryforwards.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 13—Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders ("EPS") excludes dilution and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if the potential common shares had been issued.

The following table reconciles basic and diluted weighted average common shares outstanding for the three and six months ended June 30, 2011 and 2010 (in thousands except for loss per share):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Weighted average common shares outstanding:
Basic	70,630	55,317	68,800	55,161
Dilutive common stock options (1)	—	5,990	—	5,937
Dilutive Convertible Senior Unsecured Notes (2)	—	5,777	—	—
Dilutive 2008 Loans (3)	—	49,512	—	49,512
Diluted	70,630	116,596	68,800	110,610

Basic net loss per share attributable to common stockholders	$(0.67)	$1.55	$(1.26)	$0.92
Diluted net loss per share attributable to common stockholders	$(0.67)	$0.86	$(1.26)	$0.62

(1)
Stock options, phantom stock and unvested stock of 8.1 million and 7.2 million shares representing securities that could potentially dilute basic EPS in the future, were not included in the diluted net loss per share computations for the three and six months ended June 30, 2011, respectively, because they would have been anti-dilutive.

(2)
Common shares of 5.8 million issuable upon conversion of the Convertible Senior Unsecured Notes for each of the three and six months ended June 30, 2011 and the six months ended June 30, 2010, were not included in the diluted computation because the computation of diluted net loss per share attributable to common stockholders utilizing the "if-converted" method would be anti-dilutive.

(3)
Common shares of 1.7 million issuable upon conversion of the 2008 Loans for each of the three and six months ended June 30, 2011 were not included in the diluted computation because the computation of diluted net loss per share attributable to common stockholders utilizing the "if-converted" method would be anti-dilutive.

NOTE 14—Comprehensive Loss

The following table is a reconciliation of our net loss attributable to common stockholders to our comprehensive loss for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net loss attributable to common stockholders	$(47,171)	$85,677	$(87,010)	$50,510
Other comprehensive income (loss) items:
Foreign currency translation	(26)	(82)	(86)	(70)
Comprehensive loss attributable to common stockholders	$(47,197)	$85,595	$(87,096)	$50,440

NOTE 15—Supplemental Cash Flow Information and Disclosures of Non-Cash Transactions

The following table provides supplemental disclosure of cash flow information (in thousands):

	Six Months Ended
	June 30,
	2011	2010
Cash paid for interest, net of amounts capitalized	$98,986	$156,898

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

Our LNG terminal business segment consists of the operational Sabine Pass LNG terminal, approximately 90.3% owned at June 30, 2011, in western Cameron Parish, Louisiana on the Sabine Pass Channel and two other LNG terminals that are in various stages of development at the following locations: Corpus Christi LNG, 100% owned, near Corpus Christi, Texas; and Creole Trail LNG, 100% owned, at the mouth of the Calcasieu Channel in central Cameron Parish, Louisiana.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

The following table summarizes revenues, net income (loss) from operations and total assets for each of our operating segments (in thousands):

	Segments
	LNG Terminal	Natural Gas Pipeline	LNG & Natural Gas Marketing	Corporate and Other (1)	Total Consolidation
As of or for the Three Months Ended June 30, 2011
Revenues	$67,302	$18	$4,606	$884	$72,810
Intersegment revenues (losses) (2) (3)	6,432	14	(6,063)	(383)	—
Depreciation, depletion and amortization	10,845	3,743	258	779	15,625
Non-cash compensation	634	165	2,124	3,417	6,340
Income (loss) from operations	35,928	(5,852)	(7,791)	(5,824)	16,461
Interest expense, net	(43,399)	(11,389)	—	(9,799)	(64,587)
Interest income	62	—	11	10	83
Goodwill	76,819	—	—	—	76,819
Total assets	1,865,312	547,243	61,995	145,257	2,619,807
Expenditures for additions to long-lived assets	3,608	160	12	363	4,143

As of or for the Three Months Ended June 30, 2010
Revenues	$66,337	$26	$1,028	$884	$68,275
Intersegment revenues (losses) (4) (5) (6) (7)	63,759	24	(63,058)	(725)	—
Depreciation, depletion and amortization	10,674	3,728	264	946	15,612
Non-cash compensation	376	121	1,040	2,098	3,635
Income (loss) from operations	101,850	(5,497)	(67,091)	(4,572)	24,690
Interest expense, net	(45,922)	(11,260)	—	(9,768)	(66,950)
Interest income	96	—	30	16	142
Goodwill	76,819	—	—	—	76,819
Total assets	1,920,528	561,737	94,771	30,445	2,607,481
Expenditures for additions to long-lived assets	917	60	(349)	(12)	616

As of or for the Six Months Ended June 30, 2011
Revenues	$137,303	$31	$13,055	$1,652	$152,041
Intersegment revenues (losses) (2) (3)	11,214	25	(10,856)	(383)	—
Depreciation, depletion and amortization	21,685	7,497	519	1,310	31,011
Non-cash compensation	1,206	341	5,662	7,142	14,351
Income (loss) from operations	69,712	(11,348)	(7,030)	(11,309)	40,025
Interest expense, net	(86,634)	(22,618)	—	(19,489)	(128,741)
Interest income	123	—	32	12	167
Expenditures for additions to long-lived assets	6,169	84	12	435	6,700

As of or for the Six Months Ended June 30, 2010
Revenues	$133,164	$37	$13,170	$1,421	$147,792
Intersegment revenues (losses) (4) (5) (6) (7)	127,710	255	(126,736)	(1,229)	—
Depreciation, depletion and amortization	21,363	7,496	572	1,805	31,236
Non-cash compensation	844	254	3,601	5,286	9,985
Income (loss) from operations	200,533	(10,848)	(125,279)	(8,669)	55,737
Interest expense, net	(92,360)	(22,394)	—	(19,391)	(134,145)
Interest income	162	—	44	33	239
Expenditures for additions to long-lived assets	1,937	(105)	(349)	(76)	1,407

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

(2)
Intersegment revenues related to our LNG terminal segment are primarily from tug revenues from Cheniere Marketing and the receipt of 80% of gross margins earned by Cheniere Marketing in monetizing the TUA capacity of Cheniere Energy Investments, LLC ("Cheniere Investments") at the Sabine Pass LNG terminal in the three and six months ended June 30, 2011. These LNG terminal segment intersegment revenues are eliminated with intersegment expenses in our Consolidated Statements of Operations.

(3)
Intersegment losses related to our LNG and natural gas marketing segment are primarily from Cheniere Marketing's tug costs and the payment of 80% of gross margins earned by Cheniere Marketing in monetizing the TUA capacity of Cheniere Investments at the Sabine Pass LNG terminal in the three and six months ended June 30, 2011. These LNG terminal segment intersegment costs are eliminated with intersegment revenues in our Consolidated Statements of Operations.

(4)
Intersegment revenues related to our LNG terminal segment are primarily from TUA capacity reservation fee revenues and tug revenues of $62.8 million and $125.5 million that were received from our LNG and natural gas marketing segment for the three and six months ended June 30, 2010, respectively. These LNG terminal segment intersegment revenues are eliminated with intersegment expenses in our Consolidated Statements of Operations.

(5)
Intersegment revenues related to our natural gas pipeline segment are primarily from transportation fees charged by our natural gas pipeline segment to our LNG terminal and LNG and natural gas marketing segments to transport natural gas that was regasified at the Sabine Pass LNG terminal.  These natural gas pipeline segment intersegment revenues are eliminated with intersegment expenses in our Consolidated Statements of Operations.

(6)
Intersegment losses related to our LNG and natural gas marketing segment are primarily from TUA capacity reservation fee expenses and tug costs of $62.8 million and $125.5 million that were incurred from our LNG terminal segment for the three and six months ended June 30, 2010, respectively. These costs and expenses are classified as marketing trading gains (losses) as they are considered capacity contracts related to our energy trading and risk management activities. These LNG and natural gas marketing segment intersegment costs and expenses are eliminated with intersegment revenues in our Consolidated Statements of Operations.

(7)
Intersegment losses related to corporate and other are from various transactions between our LNG terminal, natural gas pipeline and LNG and natural gas marketing segments in which revenue recorded by one operating segment is eliminated with a non-revenue line item (i.e., operating expense or is capitalized) by the other operating segment.

NOTE 17—Share-Based Compensation

We have granted options to purchase common stock to employees, consultants and outside directors under the Cheniere Energy, Inc. Amended and Restated 1997 Stock Option Plan ("1997 Plan") and the Cheniere Energy, Inc. Amended and Restated 2003 Stock Incentive Plan ("2003 Plan"). We recognize our share-based payments to employees and outside directors in the consolidated financial statements based on their fair values at the date of grant. We recognize our share-based payments to consultants in the consolidated financial statements based on their fair values at the end of each period. The calculated fair value is recognized as expense (net of any capitalization) over the requisite service period, net of estimated forfeitures, using the straight-line method.

For the three months ended June 30, 2011 and 2010, the total share-based compensation expense recognized in our net loss attributable to common stockholders was $6.3 million and $3.6 million, respectively.  For the six months ended June 30, 2011 and 2010, the total share-based compensation expense recognized in our net loss attributable to common stockholders was $14.4 million and $9.9 million, respectively.

The total unrecognized compensation cost at June 30, 2011 relating to non-vested share-based compensation arrangements granted under the 1997 Plan and 2003 Plan was $13.9 million. The total unrecognized compensation cost at June 30, 2011 is expected to be recognized over 4.0 years, with a weighted average period of 0.9 years.

We received no proceeds from the exercise of stock options in the six months ended June 30, 2011 and 2010.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains certain statements that are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical fact, included herein or incorporated herein by reference are “forward-looking statements.” Included among “forward-looking statements” are, among other things:

•
statements relating to the construction or operation of each of our proposed liquefied natural gas ("LNG") terminals or our proposed pipelines or liquefaction facilities, or expansions or extensions thereof, including statements concerning the completion or expansion thereof by certain dates or at all, the costs related thereto and certain characteristics, including amounts of regasification, transportation, liquefaction and storage capacity, the number of storage tanks, LNG trains, docks, pipeline deliverability and the number of pipeline interconnections, if any;

•
statements that we expect to receive an order from the Federal Energy Regulatory Commission ("FERC") authorizing us to construct and operate proposed LNG receiving terminals, liquefaction facilities or pipelines by certain dates, or at all;

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

•	statements regarding counterparties to our commercial contracts, construction contracts and other contracts;

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

These forward-looking statements are often identified by the use of terms and phrases such as "achieve," "anticipate," "believe," "contemplate," "develop," "estimate," "expect," "forecast," "plan," "potential," "project," "propose," "strategy" and similar terms and phrases, or by the use of future tense. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve assumptions, risks and uncertainties, and these expectations may prove to be incorrect. You should not place undue reliance on these forward-looking statements, which are made as of the date of and speak only as of the date of this quarterly report.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed under "Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2010. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. Other than as required under the securities laws, we assume no obligation to update or revise these forward-looking statements or provide reasons why actual results may differ.

As used herein, the terms "Cheniere," "the Company," "we," "our" and "us" refer to Cheniere Energy, Inc. and its wholly owned or controlled subsidiaries.

Introduction

The following discussion and analysis presents management's view of our business, financial condition and overall performance and should be read in conjunction with our consolidated financial statements and the accompanying notes in Item 1. "Consolidated Financial Statements". This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Our discussion and analysis includes the following subjects:

•	Overview of Business

•	Overview of Significant 2011 Events

•	Liquidity and Capital Resources

•	Results of Operations

•	Off-Balance Sheet Arrangements

•	Summary of Critical Accounting Policies and Estimates

Overview of Business

 We own and operate the Sabine Pass LNG terminal in Louisiana through our 90.3% ownership interest in and management agreements with Cheniere Energy Partners, L.P. ("Cheniere Partners") (NYSE Amex Equities: CQP), which is a publicly traded partnership we created in 2007.  We also own and operate the Creole Trail Pipeline, which interconnects the Sabine Pass LNG terminal with markets in North America.  One of our subsidiaries, Cheniere Marketing, LLC ("Cheniere Marketing"), is marketing LNG and natural gas on its own behalf and on behalf of Cheniere Partners, and is working to monetize LNG storage and regasification capacity reserved by Cheniere Partners at the Sabine Pass LNG terminal.  Cheniere Partners is developing a liquefaction project to provide bi-directional LNG import and export service at the Sabine Pass LNG terminal. We are in various stages of developing other LNG terminal and pipeline related projects, each of which, among other things, will require acceptable commercial and financing arrangements before we make a final investment decision.

Overview of Significant 2011 Events

Our significant accomplishments during the first six months of 2011, and through the date of this Form 10-Q include the following:

•
In January 2011, Sabine Pass Liquefaction, LLC ("Sabine Liquefaction") and Sabine Pass LNG, L.P. ("Sabine Pass LNG"), both wholly owned subsidiaries of Cheniere Partners, submitted an application to the FERC requesting authorization to site, construct and operate liquefaction and export facilities at the Sabine Pass LNG terminal.

•
In May 2011, Sabine Liquefaction received an order from the U.S. Department of Energy ("DOE") with authorization to export domestically produced natural gas from the Sabine Pass LNG terminal as LNG to any country that has, or in the future develops, the capacity to import LNG and with which trade is permissible.

•	In June 2011, we sold 12.7 million shares of Cheniere common stock in an underwritten public offering for net cash proceeds of $123.3 million.

Liquidity and Capital Resources

Although consolidated for financial reporting, Cheniere, Sabine Pass LNG and Cheniere Partners operate with independent capital structures. We expect the cash needs for Sabine Pass LNG's operating activities will be met through operating cash flows and existing unrestricted cash. We expect the cash needs for Cheniere Partners' operating activities will be met through operating cash flows from Sabine Pass LNG, existing unrestricted cash and the issuance of Cheniere Partners common units. We expect the cash needs of Cheniere's operating activity will be met by utilizing existing unrestricted cash, management fees from Sabine Pass LNG and Cheniere Partners, distributions from our investment in Cheniere Partners and operating cash flows from our pipeline and LNG and natural gas marketing businesses.

The following table presents (in thousands) Cheniere's restricted and unrestricted cash and cash equivalents for each portion of our capital structure as of June 30, 2011. All restricted and unrestricted cash and cash equivalents held by Cheniere Partners and Sabine Pass LNG are considered restricted as to usage or withdrawal by Cheniere:

	Sabine Pass LNG		Cheniere Partners		Other Cheniere	Consolidated Cheniere
Cash and cash equivalents	$—		$—		$162,561	$162,561
Restricted cash and cash equivalents	100,686	(1)	50,767	(2)	3,964	155,417
Total	$100,686		$50,767		$166,525	$317,978

(1)    All cash and cash equivalents presented above for Sabine Pass LNG are considered restricted to us, but $4.6 million is considered unrestricted for Sabine Pass LNG.
(2)    All cash and cash equivalents presented above for Cheniere Partners are considered restricted to us, but $55.3 million is considered unrestricted for Cheniere Partners including the $4.6 million considered unrestricted for Sabine Pass LNG.

As of June 30, 2011, we had unrestricted cash and cash equivalents of $162.6 million available to Cheniere. In addition, we had consolidated restricted cash and cash equivalents of $155.4 million (which included cash and cash equivalents and other working capital available to Cheniere Partners, in which we own a 90.3% interest, and Sabine Pass LNG) designated for the following purposes: $96.1 million for interest payments related to the Senior Notes described below; $4.6 million for Sabine Pass LNG's working capital; $50.8 million for Cheniere Partners' working capital; and $3.9 million for other restricted purposes. Although results are consolidated for financial reporting, Cheniere, Sabine Pass LNG and Cheniere Partners operate with independent capital structures.

As of May 31, 2011, we reclassified $298.0 million of debt from long-term liability to a current liability because our 2007 Term Loan was due within 12 months as of May 31, 2011. We believe we will have sufficient unrestricted cash, liquid assets, cash generated from our operations and access to capital markets to satisfy our debt obligations and fund our operations. In order to satisfy our principal payment due in May 2012, we will need to extend or retire our indebtedness, which may be accomplished by refinancing our existing indebtedness, issuing equity or other securities, selling assets or through a combination of the foregoing and will be dependent on factors such as worldwide natural gas and capital market conditions.

LNG Terminal Business

Cheniere Partners

Our ownership interest in the Sabine Pass LNG terminal is held through Cheniere Partners. We own approximately 90.3% of Cheniere Partners in the form of 10,891,357 common units, 135,383,831 subordinated units and a 2% general partner interest. Cheniere Partners owns a 100% interest in Sabine Pass LNG, which is operating the Sabine Pass LNG terminal.

We receive quarterly equity distributions from Cheniere Partners, and we receive management fees for managing Sabine Pass LNG and Cheniere Partners. For the six months ended June 30, 2011, we received $9.3 million in distributions on our common units, no distributions on our subordinated units and $0.5 million in distributions on our general partner interest. During the six months ended June 30, 2011, we received fees of $5.4 million under our management agreement with Cheniere Partners and fees of $4.0 million under our management agreement with Sabine Pass LNG.

The common unit and general partner distributions are being funded from cash flows generated by Sabine Pass LNG's third-party TUA customers. The subordinated unit distributions we received in 2010 were funded from cash flows generated by Sabine Pass LNG's TUA with Cheniere Marketing. Effective July 1, 2010, Cheniere Marketing assigned its TUA with Sabine Pass LNG for 2.0 Bcf/d of regasification capacity at the Sabine Pass LNG terminal to Cheniere Energy Investments, LLC ("Cheniere Investments"), a wholly owned subsidiary of Cheniere Partners. As a result of Cheniere Marketing's assignment of its TUA to Cheniere Investments, we have not received distributions on our subordinated units since the distribution made with respect to the quarter ended March 31, 2010.

During the subordination period, the common units have the right to receive distributions of available cash from operating surplus in an amount equal to the initial quarterly distribution of $0.425 per quarter, plus any arrearages in the payment of the initial quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units that we own. As a result of Cheniere Marketing's assignment of its TUA to Cheniere Investments, Cheniere Marketing no longer makes the approximately $250 million per year of payments to Sabine Pass LNG, and Cheniere Partners will not make distributions on our subordinated units unless it generates additional cash flow from Sabine Pass

LNG's excess capacity or new business. Therefore, distributions to us on our subordinated units and conversion of the subordinated units into common units will depend upon the future business development of Cheniere Partners. We expect that additional cash flows generated by its liquefaction project or other new Cheniere Partners business would be used to make quarterly distributions on our subordinated units before any increase in distributions to the common unitholders.

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

Concurrently with the TUA assignment, Cheniere Investments entered into a Variable Capacity Rights Agreement ("VCRA") with Cheniere Marketing. Under the terms of the VCRA, Cheniere Marketing is responsible for monetizing Cheniere Investments' TUA capacity at the Sabine Pass LNG terminal and is obligated to pay Cheniere Investments 80% of the expected gross margin of each cargo of LNG it arranges for delivery to the Sabine Pass LNG terminal. To the extent payments from Cheniere Marketing to Cheniere Investments under the VCRA or new Cheniere Partners' business increase Cheniere Partners' available cash in excess of the common unit and general partner distributions and certain reserves, the cash would be distributed to us in the form of distributions on our subordinated units and related general partner distributions. During the term of the VCRA, Cheniere Marketing is responsible for the payment of taxes and new regulatory costs under the TUA. Cheniere has guaranteed all of Cheniere Marketing's payment obligations under the VCRA.

In January 2011, Cheniere Partners initiated an at-the-market program to sell up to 1.0 million common units, the proceeds from which would be used primarily to fund development costs associated with the liquefaction project. As of June 30, 2011, Cheniere Partners had sold 0.5 million common units with net proceeds of $9.0 million.

Sabine Pass LNG Terminal

Approximately 2.0 Bcf/d of regasification capacity at the Sabine Pass LNG terminal has been reserved under two long-term third-party TUAs, under which Sabine Pass LNG’s customers are required to pay fixed monthly fees, whether or not they use the LNG terminal. Capacity reservation fee TUA payments are made by our third-party TUA customers as follows:

•
Total Gas and Power North America, Inc. ("Total") has reserved approximately 1.0 Bcf/d of regasification capacity and is obligated to make monthly capacity payments to Sabine Pass LNG aggregating approximately $125 million per year for 20 years that commenced April 1, 2009. Total, S.A. has guaranteed Total’s obligations under its TUA up to $2.5 billion, subject to certain exceptions; and

•
Chevron U.S.A. Inc. ("Chevron") has reserved approximately 1.0 Bcf/d of regasification capacity and is obligated to make monthly capacity payments to Sabine Pass LNG aggregating approximately $125 million per year for 20 years that commenced July 1, 2009. Chevron Corporation has guaranteed Chevron’s obligations under its TUA up to 80% of the fees payable by Chevron.

The remaining approximately 2.0 Bcf/d of regasification capacity has been reserved by Cheniere Partners through a TUA between Cheniere Investments and Sabine Pass LNG. Cheniere Investments is obligated to make monthly capacity payments to Sabine Pass LNG aggregating approximately $250 million per year through at least September 30, 2028; however, the revenue earned by Sabine Pass LNG and the capacity payments under the TUA are eliminated upon consolidation of our financial statements.

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

We intend for Sabine Liquefaction to enter into long-term commercial contracts for at least 3.5 mtpa (approximately 0.5 Bcf/d) per LNG train, before reaching a final investment decision regarding the development of the LNG trains. We are negotiating definitive agreements with potential customers.

In August 2010, Sabine Liquefaction received approval from the FERC to begin the pre-filing process required to seek authorization to commence construction of the liquefaction project. In January 2011, the pre-filing period was completed and therefore Sabine Liquefaction submitted an application to the FERC requesting authorization to site, construct and operate liquefaction and export facilities at the Sabine Pass LNG terminal. In September 2010, the DOE granted Sabine Liquefaction an order authorizing Sabine Liquefaction to export up to the equivalent of approximately 800 Bcf per year (approximately 16 mtpa) of domestically produced LNG from the Sabine Pass LNG terminal to Free Trade Agreement ("FTA") countries for a 30-year term, beginning on the earlier of the date of first export or September 7, 2020. In May 2011, Sabine Liquefaction received an order from the DOE with authorization to export domestically produced natural gas to any country that has, or in the future develops, the capacity to import LNG and with which trade is permissible. Under the order, Sabine Liquefaction received long-term, multi-contract authority to export on its behalf, or as agent for others, up to the equivalent of approximately 800 Bcf per year (approximately 16 mtpa) of domestically produced natural gas as LNG. The authorization commences on the earlier of the date of the first export or five years from the date of issuance of the authorization. The authorization is conditioned upon the satisfactory completion of the FERC review process and upon Sabine Liquefaction commencing export operations within seven years of the issuance of the order.

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

In December 2010, Sabine Liquefaction engaged SG Americas Securities, LLC, the U.S. broker-dealer subsidiary of Societe Generale Corporate & Investment Banking for general financial strategy and planning in connection with the development and financing of liquefaction facilities at the Sabine Pass LNG terminal.

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

LNG and Natural Gas Marketing Business

The accounting treatment for LNG inventory differs from the treatment for derivative positions such that the economics of Cheniere Marketing's activities are not transparent in the consolidated financial statements until all LNG inventory is sold and all derivative positions are settled. Our LNG inventory is recorded as an asset at cost and is subject to lower of cost or market ("LCM") adjustments at the end of each reporting period. The LCM adjustment market price is based on period-end natural gas spot prices, and any gain or loss from an LCM adjustment is recorded in our earnings at the end of each period. Revenue and cost of goods sold are not recognized in our earnings until the LNG is sold. Generally, our unrealized derivatives positions at the end of each period extend into the future to hedge the cash flow from future sales of our LNG inventory or to take market positions and hedge exposure associated with LNG and natural gas. These positions are measured at fair value, and we record the gains and losses from the change in their fair value currently in earnings. Thus, earnings from changes in the fair value of our derivatives may not be offset by losses from LCM adjustments to our LNG inventory because the LCM adjustments that may be made to LNG inventory are based on period-end spot prices that are different from the time periods of the prices used to fair value our derivatives. Any losses from changes in the fair value of our derivatives will not be offset by gains until the LNG is actually sold.

LNGCo Agreements

In March 2010, Cheniere Marketing entered into various agreements (the "LNGCo Agreements") with JPMorgan LNG Co. ("LNGCo"), effective April 1, 2010, under which Cheniere Marketing agreed to develop and maintain commercial and trading opportunities in the LNG industry and present any such opportunities exclusively to LNGCo. Cheniere Marketing also agreed to provide, or arrange for the provision of, all of the operations and administrative services required by LNGCo in connection with any LNG cargoes purchased by LNGCo, including negotiating agreements and arranging for transporting, receiving, storing, hedging and regasifying LNG cargoes. Cheniere Marketing does not have the authority to contractually bind LNGCo under the LNGCo Agreements. In the event LNGCo declines to purchase an LNG cargo presented to it by Cheniere Marketing under the LNGCo Agreements, Cheniere Marketing may pursue the opportunity on its own behalf or present it to third parties. The term of the LNGCo Agreements is two years; however, either party may terminate without penalty. In return for the services to be provided by Cheniere Marketing, LNGCo will pay a fixed fee to Cheniere Marketing and may pay additional fees depending upon the gross margins of each transaction and the aggregate gross margin earned during the term of the LNGCo Agreements.

During the three and six months ended June 30, 2011, we recognized $4.9 million and $7.3 million, respectively, of marketing and trading revenues from LNGCo. During the three and six months ended June 30, 2010, we recognized $3.1 million of marketing and trading revenues from LNGCo. As of June 30, 2011, Cheniere Marketing’s maximum exposure to loss relating to LNGCo was $2.5 million.  A portion of this $2.5 million represents our fixed fee receivable and is reported as accounts and interest receivable, and the remaining portion represents our margin deposit receivable and is reported as prepaid expense and other current assets and is to be paid to Cheniere Marketing upon the completion or termination of the LNGCo Agreements.

Corporate and Other Activities

We are required to maintain corporate general and administrative functions to serve our business activities described above.  We believe we will have sufficient unrestricted cash, liquid assets, cash generated from our operations and access to capital markets to satisfy our debt obligations and fund our operations. As of May 31, 2011, we reclassified $298.0 million of debt from a long-term liability to a current liability because our 2007 Term Loan was due within 12 months as of May 31, 2011. In order to satisfy our principal payment in May 2012, we will need to extend or retire our indebtedness, which may be accomplished by refinancing our existing indebtedness, issuing equity or other securities, selling assets or through a combination of the foregoing and will be dependent on factors such as worldwide natural gas and capital market conditions.

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the six months ended June 30, 2011 and 2010. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Six Months Ended
	June 30,
	2011	2010
Sources of cash and cash equivalents
Sale of common stock, net	$123,305	$—
Proceeds from sale of limited partnership investment	—	104,330
Use of restricted cash and cash equivalents	9,627	20,894
Distribution from limited partner investment in Freeport LNG Development, L.P.	—	3,900
Sale of common units by restricted affiliate	8,978	—
Other	—	220
Total sources of cash and cash equivalents	141,910	129,344

Uses of cash and cash equivalents
Operating cash flow	(29,522)	(20,604)
Debt repurchases	—	(104,681)
Distributions to non-controlling interest	(13,306)	(13,196)
LNG terminal and pipeline construction-in-process, net	(5,480)	(3,065)
Other	(5,202)	(2,230)
Total uses of cash and cash equivalents	(53,510)	(143,776)

Net increase (decrease) in cash and cash equivalents	88,400	(14,432)
Cash and cash equivalents—beginning of period	74,161	88,372
Cash and cash equivalents—end of period	$162,561	$73,940

Sale of Common Stock

In June 2011, we sold 12.7 million shares of Cheniere common stock in an underwritten public offering at a price of $10.35 per share. We intend to use the net proceeds from the offering for general corporate purposes.

 Proceeds from sale of limited partnership investment

In May 2010, we sold our 30% interest in Freeport LNG Development, L.P. ("Freeport LNG") to institutional investors for net proceeds of $104.3 million.

Use of Restricted Cash and Cash Equivalents

In the six months ended June 30, 2011, $9.6 million of restricted cash and cash equivalents were used primarily to pay for construction activity at the Sabine Pass LNG terminal and to pay distributions to non-controlling interest owners of Cheniere Partners. In the six months ended June 30, 2010, the $20.9 million of restricted cash and cash equivalents were used primarily to make distributions of $13.2 million to non-controlling interests, to repurchase debt of $2.7 million, to pay for construction activities at the Sabine Pass LNG terminal of $1.5 million and for other items of $3.5 million.

Sale of Common Units by Restricted Affiliate

In January 2011, Cheniere Partners initiated an at-the-market program to sell up to 1.0 million common units, the proceeds from which would be used primarily to fund development costs associated with the liquefaction project. As of June 30, 2011, Cheniere Partners had received $9.0 million in net proceeds from its sale of common units.

Operating Cash Flow

Operating cash flow decreased $8.9 million, from a $20.6 million use of cash in the six months ended June 30, 2010 to a $29.5 million use of cash in the six months ended June 30, 2011. Net cash used in operations related primarily to the general administrative overhead costs, pipeline operations costs, LNG and natural gas marketing overhead, offset by earnings from our LNG and natural gas marketing business.

Debt Repurchases

In the six months ended June 30, 2010, we used $104.7 million of cash and cash equivalents to repurchase a portion of our long-term debt. In the second quarter of 2010, we used $102.0 million of the net proceeds from the sale of our limited partner interest in Freeport LNG to partially prepay the 2007 Term Loan. In addition, as a result of the assignment of the Cheniere Marketing TUA in the second quarter of 2010, we used $2.7 million to partially prepay the 2008 Loans.

Distributions to Non-Controlling Interest

In the six months ended June 30, 2011 and 2010, Cheniere Partners distributed $13.3 million and $13.2 million, respectively, to its non-affiliated common unitholders.

Debt Agreements

The following table (in thousands) and the explanatory paragraphs following the table summarize our various debt agreements as of June 30, 2011:

	Sabine Pass LNG, L.P.	Cheniere Energy Partners, L.P.	Other Cheniere Energy, Inc.	Consolidated Cheniere Energy, Inc.
Current debt
2007 Term Loan	$—	$—	$298,000	$298,000

Long-term debt (including related party)
Senior Notes	$2,215,500	$—	$—	$2,215,500
2008 Loans (including related party)	—	—	278,284	278,284
Convertible Senior Unsecured Notes	—	—	204,630	204,630
Total long-term debt	2,215,500	—	482,914	2,698,414
Debt discount
Senior Notes (1)	(25,429)	—	—	(25,429)
Convertible Senior Unsecured Notes (2)	—	—	(17,914)	(17,914)
Total debt discount	(25,429)	—	(17,914)	(43,343)
Long-term debt (including related party), net of discount	$2,190,071	$—	$465,000	$2,655,071

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

Convertible Senior Unsecured Notes

In July 2005, we consummated a private offering of $325.0 million aggregate principal amount of Convertible Senior Unsecured Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended ("Securities Act"). The notes bear interest at a rate of 2¼% per year. The notes are convertible at any time into our common stock under certain circumstances at an initial conversion rate of 28.2326 shares per $1,000 principal amount of the notes, which is equal to a conversion price of approximately $35.42 per share. As of June 30, 2011, no holders had elected to convert their notes at the conversion rate.

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

As discussed in Note 10—"Debt and Debt—Related Parties" of our Notes to Consolidated Financial Statements, we adopted on January 1, 2009 an accounting standard that requires issuers of certain convertible debt instruments to separately account for the liability component and the equity component represented by the embedded conversion option in a manner that will reflect that entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. The fair value of the embedded conversion option at the date of issuance of the Convertible Senior Unsecured Notes was determined to be $134.0 million and has been recorded as a debt discount to the Convertible Senior Unsecured Notes, with a corresponding adjustment to additional paid-in capital. At June 30, 2011, the unamortized debt discount to the Convertible Senior Unsecured Notes was $17.9 million.

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

Under the Sabine Pass Indenture, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and  there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the six months ended June 30, 2011, Sabine Pass LNG made distributions of $155.6 million after satisfying all the applicable conditions in the Sabine Pass Indenture. During the six months ended June 30, 2010, Sabine Pass LNG made distributions of $211.8 million after satisfying all the applicable conditions in the Sabine Pass Indenture.

2007 Term Loan

In May 2007, Cheniere Subsidiary Holdings, LLC, a wholly owned subsidiary of Cheniere, entered into a $400.0 million credit agreement ("2007 Term Loan"). Borrowings under the 2007 Term Loan generally bear interest at a fixed rate of 9¾% per annum. Interest is calculated on the unpaid principal amount of the 2007 Term Loan outstanding and is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The 2007 Term Loan will mature on May 31, 2012. The 2007 Term Loan is secured by a pledge of our 135,383,831 subordinated units in Cheniere Partners.

In May 2010, we sold our 30% interest in Freeport LNG to institutional investors for net proceeds of $104.3 million. The net proceeds from the sale were used to prepay $102.0 million of the 2007 Term Loan in May 2010. As of December 31, 2010, $298.0 million was outstanding under the 2007 Term Loan and included in long-term debt on our Consolidated Balance Sheets.

During the second quarter of 2011, we reclassified $298.0 million of debt from long-term liability to current liability because our 2007 Term Loan was due within 12 months as of May 31, 2011.

2008 Loans

In August 2008, we entered into a credit agreement pursuant to which we obtained $250.0 million in convertible term loans ("2008 Loans"). The 2008 Loans have a maturity date in 2018. The 2008 Loans bear interest at a fixed rate of 12% per annum, except during the occurrence of an event of default during which time the rate of interest will be 14% per annum. Interest is due semi-annually on the last business day of January and July. At our option, until August 15, 2011, accrued interest may be added to the principal on each semi-annual interest date. The aggregate amount of all accrued interest to August 15, 2011 will be payable upon the maturity date. The 2008 Loans are secured by Cheniere's rights and fees payable under management services agreements with Sabine Pass LNG and Cheniere Partners, by Cheniere's 10.9 million common units in Cheniere Partners, by the equity and assets of Cheniere's pipeline entities, by the equity of various other subsidiaries and certain other assets and subsidiary guarantees.

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

The outstanding principal amount for Scorpion Capital Partners, LP ("Scorpion"), the holder of 3.4% of the 2008 Loans as of June 30, 2011, is exchangeable for Cheniere's Series B Convertible Preferred Stock, par value $0.0001 per share ("Series B Preferred Stock"), with voting rights limited to the equivalent of approximately 1.7 million shares of Cheniere common stock at June 30, 2011. The exchange ratio is one share of Series B Preferred Stock for each $5,000 of outstanding borrowings, subject to adjustment. The aggregate preferred stock is exchangeable into shares of our common stock at a price of $5.00 per share pursuant to a broadly syndicated offering. No portion of any accrued interest is eligible for conversion into Series B Preferred Stock. On June 16, 2011, our stockholders approved a proposal to permit Scorpion to convert its 2008 Loans directly into common stock, to hold such shares of common stock, and to allow Scorpion to vote the common stock as any other stockholder. The portion of outstanding principal amount for Scorpion is classified as related party long-term debt because Scorpion is an affiliate of one of Cheniere's directors.

As of June 30, 2011 and December 31, 2010, we classified $9.5 million and $8.9 million, respectively, as part of Long-Term Debt—Related Parties on our Consolidated Balance Sheets because a related party then held these portions of this debt.

Issuances of Common Stock

During the three months ended June 30, 2011 and 2010, we issued 0.2 million shares and 0.4 million shares of restricted stock, respectively, to new and existing employees.  During the six months ended June 30, 2011 and 2010, we issued 2.5 million and 1.2 million shares of restricted stock, respectively, to new and existing employees.

In June 2011, we sold 12.7 million common shares at a price of $10.35 per share in an underwritten public offering. We intend to use the net proceeds from the offering for general corporate purposes.

Results of Operations

Three Months Ended June 30, 2011 vs. Three Months Ended June 30, 2010

Overall Operations

Our consolidated net loss attributable to common stockholders increased $132.9 million, from net income of $85.7 million, or $1.55 per share (basic) and $0.86 per share (diluted), in the three months ended June 30, 2010 to a net loss of $47.2 million, or $0.67 per share (basic and diluted), in the three months ended June 30, 2011. This increase in net loss was primarily due to the $128.3 million gain in May 2010 from the sale of our 30% interest in Freeport LNG. In addition, the increase in net loss is a result of increased development expense, which was partially offset by increased marketing and trading revenue and decreased LNG terminal and pipeline operating expenses and decreased interest expense, net.

Gain on Sale of Equity Method Investment

In May 2010, we sold our 30% interest in Freeport LNG and recognized a net $128.3 million gain. The gain was comprised of net proceeds received of $104.3 million and $24.0 million of distributions in excess of income.

LNG Terminal and Pipeline Development Expense

LNG terminal and pipeline development expense increased $12.3 million, from $1.1 million in the three months ended June 30, 2010 to $13.4 million in the three months ended June 30, 2011. This increase resulted from costs incurred to develop the liquefaction project at the Sabine Pass LNG terminal.

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

	Three Month Period Ended
	June 30,
	2011	2010
Physical natural gas sales, net of costs	$(473)	$929
Gain (loss) from derivatives	153	(2,104)
Other energy trading activities	4,926	2,204
Total LNG and natural gas marketing gain	$4,606	$1,029

Marketing and trading revenues increased $3.6 million, from $1.0 million in the three months ended June 30, 2010 to $4.6 million in the three months ended June 30, 2011. The $3.6 million increase in marketing and trading revenue is primarily a result of increased other energy trading revenue in the second quarter of 2011 resulting from LNGCo revenue and decreased losses from derivatives resulting from the change in market index prices for natural gas in 2011 as compared to 2010.

LNG Terminal and Pipeline Operating Expense

Our LNG terminal and pipeline operating expenses include costs incurred to operate the Sabine Pass LNG terminal and the Creole Trail Pipeline.

Operating and maintenance expense decreased $1.9 million, from $9.8 million in the three months ended June 30, 2010 to $7.9 million in the three months ended June 30, 2011. This decrease primarily resulted from decreased fuel costs in 2011 as a result of efficiencies in our LNG inventory management.

Interest Expense, net

Interest expense, net of amounts capitalized, decreased $2.4 million, from $67.0 million in the three months ended June 30, 2010 to $64.6 million in the three months ended June 30, 2011. This decrease in interest expense resulted from the reduction of our indebtedness during the second quarter of 2010.

Results of Operations

Six Months Ended June 30, 2011 vs. Six Months Ended June 30, 2010

Overall Operations

Our consolidated net loss attributable to common stockholders increased $137.5 million, from net income of $50.5 million, or $0.92 per share (basic) and $0.62 per share (diluted), in the six months ended June 30, 2010 to a net loss of $87.0 million, or $1.26 per share (basic and diluted), in the six months ended June 30, 2011. This increase in net loss was primarily due to the $128.3 million gain in May 2010 from the sale of our 30% interest in Freeport LNG. In addition, the increase in net loss is a result of increased development expense, which was partially offset by decreased LNG terminal and pipeline operating expenses and decreased interest expense, net.

Gain on Sale of Equity Method Investment

In May 2010, we sold our 30% interest in Freeport LNG and recognized a net gain of $128.3 million. The gain was comprised of net proceeds received of $104.3 million and $24.0 million of distributions in excess of income.

LNG Terminal and Pipeline Development Expense

LNG terminal and pipeline development expense increased $19.9 million, from $1.9 million in the six months ended June 30, 2010 to $21.8 million in the six months ended June 30, 2011. This increase resulted from costs incurred to develop the liquefaction project at the Sabine Pass LNG terminal.

LNG Terminal and Pipeline Operating Expense

Our LNG terminal and pipeline operating expenses include costs incurred to operate the Sabine Pass LNG terminal and the Creole Trail Pipeline.

Operating and maintenance expense decreased $4.6 million, from $22.6 million in the six months ended June 30, 2010 to $18.0 million in the six months ended June 30, 2011. This decrease primarily resulted from decreased fuel costs in 2011 as a result of efficiencies in our LNG inventory management.

Interest Expense, net

Interest expense, net of amounts capitalized, decreased $5.4 million, from $134.1 million in the six months ended June 30, 2010 to $128.7 million in the six months ended June 30, 2011. This decrease in interest expense resulted from the reduction of our indebtedness during the second quarter of 2010.

Off-Balance Sheet Arrangements

We entered into agreements with LNGCo to provide Cheniere Marketing with financial support to source more cargoes of LNG than it could source on a stand-alone basis.  See Note 6—"Variable Interest Entity" of our Notes to Consolidated Financial Statements and "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—LNG and Natural Gas Marketing Business" for further information related to our variable interest in LNGCo.  As of June 30, 2011, Cheniere Marketing’s maximum exposure to loss relating to LNGCo was $2.5 million.  A portion of this $2.5 million represents our fixed fee and is reported as Current Accounts and Interest Receivable, and the remaining portion represents our margin deposit receivable and is reported as Other Current Assets and is to be paid to Cheniere Marketing upon the completion or termination of the LNGCo Agreements.

Summary of Critical Accounting Policies and Estimates

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives but involve an implementation and interpretation of existing rules, and the use of judgment, to apply the accounting rules to the specific set of circumstances existing in our business. In preparing our consolidated financial statements in conformity with generally accepted accounting principles in the United States ("GAAP"), we endeavor to comply with all applicable rules on or before their adoption, and we believe that the proper implementation and consistent application of the accounting rules are critical. However, not all situations are specifically addressed in the accounting literature. In these cases, we must use our best judgment to adopt a policy for accounting for these situations. We accomplish this by analogizing to similar situations and the accounting guidance governing them.

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

Derivatives

We use derivative instruments from time to time to hedge the cash flow variability of our commodity trading activities.  We have disclosed certain information regarding these derivative positions, including the fair value of our derivative positions, in Note 11—"Financial Instruments" of our Notes to Consolidated Financial Statements.  We record changes in the fair value of our derivative positions in our LNG and natural gas marketing revenue on our Consolidated Statements of Operations based on the value for which the derivative instrument could be exchanged between willing parties.  To date, all of our derivative positions fair value determinations have been made by management using quoted prices in active markets for identical instruments.  The ultimate fair value of our derivative instruments is uncertain, and we believe that it is possible that a change in the estimated fair value will occur in the near future as commodity prices change.

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

Natural gas pipeline costs include amounts capitalized as an Allowance for Funds Used During Construction ("AFUDC"). The rates used in the calculation of AFUDC are determined in accordance with guidelines established by the FERC. AFUDC represents the cost of debt and equity funds used to finance our natural gas pipeline additions during construction. AFUDC is capitalized as a part of the cost of our natural gas pipelines. Under regulatory rate practices, we generally are permitted to recover AFUDC, and a fair return thereon, through our rate base after our natural gas pipelines are placed in service.

Goodwill

Goodwill represents the excess of cost over fair value of the assets of businesses acquired. It is evaluated annually for impairment by first comparing our management’s estimate of the fair value of a reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, a computation of the implied fair value of the goodwill is compared with its related carrying value. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in the amount of the excess. We had goodwill of $76.8 million at June 30, 2011 and December 31, 2010, attributable to our LNG terminal segment.

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

Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the use of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. We believe that implied volatility, calculated based on traded options of our common stock, combined with historical volatility is an appropriate indicator of expected volatility and future stock price trends. Therefore, the expected volatility for the three and six months ended June 30, 2011 and 2010 used in our fair value model was based on a combination of implied and historical volatilities. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, future share-based compensation expense could be significantly different from what we have recorded in the current period (See Note 17—"Share-Based Compensation" of our Notes to Consolidated Financial Statements).

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income" ("ASU 2011-05"), which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The adoption of ASU 2011-05 will not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our Consolidated Balance Sheets.

Marketing and Trading Commodity Price Risk

We have entered into financial derivatives to hedge the exposure of future cash flows associated with our LNG inventory and to hedge the price risk attributable to future purchases of natural gas to be utilized as fuel to operate the Sabine Pass LNG terminal. As of June 30, 2011, we had entered into a total equivalent of 3,595,000 million British thermal units ("MMBtu") of natural gas swaps through July 31, 2012, for which we will receive fixed prices of $4.255 to $5.002 per MMBtu. At June 30, 2011, the value of the natural gas swaps was a liability of $0.3 million.

We use value at risk ("VaR") and other methodologies for market risk measurement and control purposes. The VaR is calculated using the Monte Carlo simulation method. At June 30, 2011, the one-day VaR with a 95% confidence interval on our derivative positions was $0.1 million. We had no open financial derivative instruments at December 31, 2010.

Item 4.        Controls and Procedures

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

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of June 30, 2011, there were no known threatened or pending legal matters that could reasonably be expected to have a material adverse impact on our consolidated results of operations, financial position or cash flows.

On March 7, 2011, Sabine Pass LNG, as well as Cheniere and other direct and indirect owners of Sabine Pass LNG, filed suit in the 113th District Court of Harris County, Texas against Centerbridge Partners, L.P. and Centerbridge Holdings Partners, LLC, asserting claims for defamation, business disparagement, and tortuous interference with existing contracts. On June 22, 2011, the case was dismissed without prejudice by Sabine Pass LNG, as well as Cheniere and other direct and indirect owners of Sabine Pass LNG.

 Item 6.        Exhibits

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

101+
The following materials from Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as a block of text.

*	Filed herewith.

**	Furnished herewith.

+
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHENIERE ENERGY, INC.

/s/ JERRY D. SMITH
Jerry D. Smith Vice President and Chief Accounting Officer (on behalf of the registrant and as principal accounting officer)

Date:	August 5, 2011