Form 10-Q
period 2011-09-30
CHENIERE ENERGY INC
filed 2011-11-07
CIK 3570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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

As of October 25, 2011, there were 82,843,733 shares of Cheniere Energy, Inc. Common Stock, $0.003 par value, issued and outstanding.

CHENIERE ENERGY, INC.

i

PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share data)

	September 30,	December 31,
	2011	2010
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$131,312	$74,161
Restricted cash and cash equivalents	152,534	73,062
Accounts and interest receivable	4,177	4,699
LNG inventory	6,879	1,212
Prepaid expenses and other	17,436	12,476
Total current assets	312,338	165,610

Non-current restricted cash and cash equivalents	82,892	82,892
Property, plant and equipment, net	2,119,717	2,157,597
Debt issuance costs, net	35,470	41,656
Goodwill	76,819	76,819
Intangible assets	4,856	6,067
Other	19,351	22,866
Total assets	$2,651,443	$2,553,507

LIABILITIES AND DEFICIT
Current liabilities
Accounts payable	$1,699	$1,283
Current debt, net of discount	488,666	—
Accrued liabilities	77,410	38,459
Deferred revenue	26,457	26,592
Other	784	—
Total current liabilities	595,016	66,334

Long-term debt, net of discount	2,463,939	2,918,579
Long-term debt—related party, net of discount	9,598	8,930
Deferred revenue	26,500	29,994
Other non-current liabilities	3,288	2,280

Commitments and contingencies	—	—

Stockholders’ deficit
Preferred stock, $.0001 par value, 5.0 million shares authorized, none issued	—	—
Common stock, $.003 par value
Authorized: 240.0 million shares at September 30, 2011 and December 31, 2010
Issued and outstanding: 82.8 million shares and 67.8 million shares at September 30, 2011 and December 31, 2010, respectively	248	204
Treasury stock: 1.7 million shares and 1.5 million shares at September 30, 2011 and December 31, 2010, respectively, at cost	(6,067)	(4,338)
Additional paid-in-capital	543,776	404,125
Accumulated deficit	(1,202,396)	(1,061,449)
Accumulated other comprehensive loss	(229)	(173)
Total stockholders' deficit	(664,668)	(661,631)
Non-controlling interest	217,770	189,021
Total deficit	(446,898)	(472,610)
Total liabilities and deficit	$2,651,443	$2,553,507

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues
LNG terminal revenues	$68,375	$65,945	$205,678	$199,109
Marketing and trading	(2,999)	1,533	10,055	14,703
Oil and gas sales	426	749	2,079	2,170
Other	11	21	42	58
Total revenues	65,813	68,248	217,854	216,040

Operating costs and expenses
General and administrative expense	16,227	15,145	57,116	51,273
Depreciation, depletion and amortization	15,271	16,649	46,282	47,885
LNG terminal and pipeline operating expense	10,976	9,053	29,023	31,673
LNG terminal and pipeline development expense	11,143	4,885	32,936	6,746
Other	1,841	133	2,117	343
Total operating costs and expenses	55,458	45,865	167,474	137,920
Income from operations	10,355	22,383	50,380	78,120

Other income (expense)
Gain on sale of equity method investment	—	—	—	128,330
Interest expense, net	(65,125)	(63,899)	(193,867)	(198,044)
Loss on early extinguishment of debt	—	—	—	(1,011)
Derivative gain (loss)	(716)	—	(1,164)	461
Other income	17	215	245	366
Total other expense	(65,824)	(63,684)	(194,786)	(69,898)
Income (loss) before income taxes and non-controlling interest	(55,469)	(41,301)	(144,406)	8,222
Income tax provision	—	—	—	—
Income (loss) before non-controlling interest	(55,469)	(41,301)	(144,406)	8,222
Non-controlling interest	1,533	721	3,459	1,708
Net income (loss)	$(53,936)	$(40,580)	$(140,947)	$9,930

Net income (loss) per share attributable to common stockholders—basic	$(0.67)	$(0.73)	$(1.94)	$0.18
Net income (loss) per share attributable to common stockholders—diluted	$(0.67)	$(0.73)	$(1.94)	$0.16
Weighted average number of common shares outstanding—basic	80,473	55,609	72,739	55,316
Weighted average number of common shares outstanding—diluted	80,473	55,609	72,739	61,314

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(in thousands)
(unaudited)

							Accumulated
					Additional		Other	Non-	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	controlling	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	(Deficit)
Balance — December 31, 2010	67,761	$204	1,463	$(4,338)	$404,125	$(1,061,449)	$(173)	$189,021	$(472,610)
Issuances of stock	12,650	38		—	123,029	—	—	—	123,067
Issuances of restricted stock	2,601	7	—	—	(7)	—	—	—	—
Forfeitures of restricted stock	(39)	—	39	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	16,629	—	—	—	16,629
Treasury stock acquired	(188)	(1)	188	(1,729)	—	—	—	—	(1,730)
Comprehensive income: Foreign currency translation	—	—	—	—	—	—	(56)	—	(56)
Loss attributable to non-controlling interest	—	—	—	—	—	—	—	(3,459)	(3,459)
Sale of common units to non-controlling interest	—	—	—	—	—	—	—	52,331	52,331
Distribution to non-controlling interest	—	—	—	—	—	—	—	(20,123)	(20,123)
Net loss	—	—	—	—	—	(140,947)	—	—	(140,947)
Balance — September 30, 2011	82,785	$248	1,690	$(6,067)	$543,776	$(1,202,396)	$(229)	$217,770	$(446,898)

The accompanying notes are an integral part of these financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities
Net income (loss)	$(140,947)	$9,930
Adjustments to reconcile net income (loss) attributable to common stockholders to net cash used in operating activities:
Gain on sale of limited partnership investment	—	(128,330)
Loss on early extinguishment of debt	—	1,011
Depreciation, depletion and amortization	46,282	47,885
Amortization of debt issuance and debt discount	21,331	20,397
Non-cash compensation	16,629	13,380
Investment in restricted cash and cash equivalents	(35,673)	(4,337)
Non-cash derivative (gain) loss	171	(820)
Non-controlling interest	(3,459)	(1,708)
Non-cash interest expense	19,636	24,963
Use of cash for accrued interest	—	(60,899)
Other	3,401	(5,872)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	44,016	40,019
LNG inventory	(5,667)	31,702
Accounts and interest receivable	407	2,246
Deferred revenue	(3,629)	(3,116)
Prepaid expenses and other	(2,413)	1,918
Net cash used in operating activities	(39,915)	(11,631)

Cash flows from investing activities
Proceeds from sale of limited partnership investment	—	104,330
Investment in Cheniere Partners	(17,806)	—
Use of restricted cash and cash equivalents	6,512	3,939
LNG terminal and pipeline construction-in-process, net	(6,538)	(2,805)
Distributions from limited partnership investment	—	3,900
Other	(2,145)	200
Net cash provided by (used in) investing activities	(19,977)	109,564

Cash flows from financing activities
Sale of common stock, net	123,113	—
Debt repurchases	—	(104,681)
Use of (investment in) restricted cash and cash equivalents	(32,504)	22,475
Distributions to non-controlling interest	(20,123)	(19,794)
Sale of common units by Cheniere Partners	52,628	—
Purchase of treasury shares	(1,730)	(681)
Other	(4,341)	(2,109)
Net cash provided by (used in) financing activities	117,043	(104,790)

Net increase (decrease) in cash and cash equivalents	57,151	(6,857)
Cash and cash equivalents—beginning of period	74,161	88,372
Cash and cash equivalents—end of period	$131,312	$81,515

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

Results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2011.

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

NOTE 2—Recent Accounting Policies

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2011, the Financial Accounting Standards Board ("FASB") amended current comprehensive income guidance. The amended guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. We expect to adopt this guidance in our first fiscal quarter ending March 31, 2012. The adoption of this guidance will not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

In September 2011, the FASB amended the guidance on the annual testing of goodwill for impairment. The amended guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance will be effective for our fiscal year ending December 31, 2012, with early adoption permitted. We expect to adopt this guidance in our fourth fiscal quarter ending December 31, 2011. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3—Liquidity

As of September 30, 2011, we had unrestricted cash and cash equivalents of $131.3 million available to Cheniere, which excludes cash and cash equivalents and other working capital available to Cheniere Energy Partners, L.P. ("Cheniere Partners"), a publicly traded partnership in which we own an 88.8% interest, and Sabine Pass LNG, L.P. ("Sabine Pass LNG"), a wholly owned subsidiary of Cheniere Partners. We also had restricted cash and cash equivalents of $235.4 million, which were designated for the following purposes: $137.3 million for interest payments related to the Senior Notes described below; $4.6 million for Sabine Pass LNG's working capital; $89.9 million for Cheniere Partners' working capital; and $3.6 million for other restricted purposes. Although results are consolidated for financial reporting, Cheniere, Cheniere Partners and Sabine Pass LNG operate with independent capital structures.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

During the second quarter of 2011, we reclassified $298.0 million of debt from a long-term liability to a current liability because our 2007 Term Loan was due within 12 months as of May 31, 2011. During the third quarter of 2011, we reclassified $190.7 million, net of discount, of debt from a long-term liability to a current liability because our Convertible Senior Unsecured Notes were due within 12 months as of August 1, 2011. We believe we will have sufficient unrestricted cash, liquid assets, cash generated from our operations and access to capital markets to satisfy our debt obligations and fund our operations. In order to satisfy our principal payments due in May 2012 and August 2012, we will need to extend or retire our indebtedness, which may be accomplished by refinancing our existing indebtedness, issuing equity or other securities, selling assets or through a combination of the foregoing and will be dependent on factors such as worldwide natural gas and capital market conditions.

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

As of September 30, 2011 and December 31, 2010, we classified $54.9 million and $13.7 million, respectively, as current restricted cash and cash equivalents for the payment of interest due within twelve months. As of September 30, 2011 and December 31, 2010, we classified the permanent debt service reserve fund of $82.4 million as non-current restricted cash and cash equivalents. These cash accounts are controlled by a collateral trustee, and, therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

Other Restricted Cash and Cash Equivalents

As of September 30, 2011 and December 31, 2010, $94.5 million and $53.3 million, respectively, of current restricted cash and cash equivalents was primarily related to cash and cash equivalents held by Sabine Pass LNG and Cheniere Partners that were considered restricted to Cheniere.  As of September 30, 2011 and December 31, 2010, due to various other contractual restrictions, $3.1 million and $6.1 million, respectively, had been classified as current restricted cash and cash equivalents and $0.5 million had been classified as non-current restricted cash and cash equivalents on our Consolidated Balance Sheets.

NOTE 5—LNG Inventory

LNG inventory is recorded at cost and is subject to lower of cost or market ("LCM") adjustments at the end of each period.  Inventory cost is determined using the average cost method. Recoveries of losses resulting from interim period LCM adjustments are recorded when market price recoveries occur on the same inventory in the same fiscal year.  These recoveries are recognized as gains in later interim periods with such gains not exceeding previously recognized losses.  As of September 30, 2011, we had 1,699,000 MMBtu of LNG inventory recorded at $6.9 million, and at December 31, 2010, we had 326,000 MMBtu of LNG inventory recorded at $1.2 million on our Consolidated Balance Sheets.

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

During the three and nine months ended September 30, 2011, we recognized $1.7 million and $9.0 million, respectively, of marketing and trading revenues from LNGCo. During the three and nine months ended September 30, 2010, we recognized $2.3 million and $5.4 million of marketing and trading revenues from LNGCo. As of September 30, 2011, the carrying amount of Cheniere Marketing’s assets relating to LNGCo, which is equivalent to Cheniere Marketing's maximum exposure to loss, was $2.3 million.  A portion of this $2.3 million represents our fixed fee receivable and is reported as accounts and interest receivable, and the remaining portion represents our margin deposit receivable and is reported as prepaid expense and other current assets and is to be paid to Cheniere Marketing upon the completion or termination of the LNGCo Agreements.

NOTE 7—Property, Plant and Equipment

Property, plant and equipment consists of LNG terminal and natural gas pipeline costs, LNG site and related costs, investments in oil and gas properties, and fixed assets, as follows (in thousands):

	September 30, 2011	December 31, 2010
LNG terminal costs
LNG terminal	$1,646,513	$1,638,811
LNG terminal construction-in-process	38,912	39,393
LNG site and related costs, net	3,610	3,362
Accumulated depreciation	(114,427)	(82,246)
Total LNG terminal costs, net	1,574,608	1,599,320

Natural gas pipeline costs
Natural gas pipeline	563,796	563,714
Natural gas pipeline construction-in-process	2,508	2,484
Pipeline right-of-ways	18,455	18,455
Accumulated depreciation	(49,139)	(37,939)
Total natural gas pipeline costs, net	535,620	546,714

Oil and gas properties, successful efforts method
Proved	4,110	3,872
Accumulated depreciation, depletion and amortization	(2,946)	(2,604)
Total oil and gas properties, net	1,164	1,268

Fixed assets
Computers and office equipment	5,794	5,472
Furniture and fixtures	4,521	4,509
Computer software	12,601	12,526
Leasehold improvements	7,318	7,318
Other	1,523	1,453
Accumulated depreciation	(23,432)	(20,983)
Total fixed assets, net	8,325	10,295
Property, plant and equipment, net	$2,119,717	$2,157,597

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

LNG Terminal Costs

Depreciation expense related to the Sabine Pass LNG terminal totaled $10.8 million and $10.4 million for the three months ended September 30, 2011 and 2010, respectively. Depreciation expense related to the Sabine Pass LNG terminal totaled $32.2 million and $31.4 million for the nine months ended September 30, 2011 and 2010, respectively.

Natural Gas Pipeline Costs

Depreciation expense related to our Creole Trail pipeline totaled $3.7 million for each of the three months ended September 30, 2011 and 2010. Depreciation expense related to our Creole Trail pipeline totaled $11.2 million for each of the nine months ended September 30, 2011 and 2010.

Fixed Assets

Depreciation expense related to our fixed assets totaled $0.9 million for each of the three months ended September 30, 2011 and 2010. Depreciation expense related to our fixed assets totaled $2.5 million and $3.4 million for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 8—Non-controlling Interest

We have consolidated certain joint ventures and partnerships because we have a controlling interest in these ventures. Therefore, the entities’ financial statements are consolidated in our Consolidated Financial Statements and the entities’ other equity is recorded as a non-controlling interest. The following table sets forth the components of our non-controlling interest balance since inception attributable to third-party investors’ interests at September 30, 2011 (in thousands):

Net proceeds from Cheniere Partners’ issuance of common units (1)	$150,773
Net proceeds from Holdings’ sale of Cheniere Partners common units (2)	203,946
Distributions to Cheniere Partners’ non-controlling interest	(112,931)
Non-controlling interest share of loss of Cheniere Partners	(24,018)
Non-controlling interest at September 30, 2011	$217,770

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

In January 2011, Cheniere Partners initiated an at-the-market program to sell up to 1.0 million common units, the proceeds from which would be used primarily to fund development costs associated with its liquefaction project. As of September 30, 2011, Cheniere Partners had sold 0.5 million common units with net proceeds of $9.0 million.
In September 2011, Cheniere Partners sold 3,000,000 common units in an underwritten public offering and 1,072,131 common units to Cheniere Common Units Holding, LLC ("Cheniere Common Units Holding") at a price of $15.25 per common unit. Cheniere Partners received net proceeds of approximately $60 million as of September 30, 2011.

(2)
In conjunction with the Cheniere Partners Offering, Cheniere LNG Holdings, LLC ("Holdings") sold a portion of the Cheniere Partners common units held by it to the public, realizing net proceeds of $203.9 million, which included $39.4 million of net proceeds realized once the underwriters exercised their option to purchase an additional 2,025,000 common units from Holdings. Due to the subordinated distribution rights on our subordinated units, we have recorded those proceeds as a non-controlling interest.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 9—Accrued Liabilities

As of September 30, 2011 and December 31, 2010, accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Accrued interest expense and related debt fees	$60,116	$15,732
Payroll	9,968	11,466
LNG liquefaction costs	1,528	1,402
Debt issuance costs	—	4,101
LNG terminal costs	948	1,953
Other accrued liabilities	4,850	3,805
Total accrued liabilities	$77,410	$38,459

NOTE 10—Debt and Debt—Related Parties

As of September 30, 2011 and December 31, 2010, our debt consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Current debt
2007 Term Loan	$298,000	$—
Convertible Senior Unsecured Notes	204,630	—
Total current debt	502,630	—
Current debt discount
Convertible Senior Unsecured Notes	(13,964)	—
Total current debt, net of discount	$488,666	$—

Long-term debt (including related parties)
Senior Notes	$2,215,500	$2,215,500
2007 Term Loan	—	298,000
2008 Loans (including related parties)	282,293	262,657
Convertible Senior Unsecured Notes	—	204,630
Total long-term debt	2,497,793	2,980,787
Long-term debt discount
Senior Notes	(24,256)	(27,777)
Convertible Senior Unsecured Notes	—	(25,501)
Total debt discount	(24,256)	(53,278)
Total long-term debt (including related parties), net of discount	$2,473,537	$2,927,509

Sabine Pass LNG Senior Notes

In November 2006, Sabine Pass LNG issued an aggregate principal amount of $2,032.0 million of Senior Notes (the "Senior Notes"), consisting of $550.0 million of 7¼% Senior Secured Notes due 2013 (the "2013 Notes") and $1,482.0 million of 7½% Senior Secured Notes due 2016 (the "2016 Notes"). In September 2008, Sabine Pass LNG issued an additional $183.5 million, before discount, of 2016 Notes whose terms were identical to the previously outstanding 2016 Notes. Interest on the Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The Senior Notes are secured on a first-priority basis by a security interest in all of Sabine Pass LNG’s equity interests and substantially all of its operating assets. At any time and from time to time, Sabine Pass LNG may redeem some or all of the Senior Notes at a redemption price equal to 100% of the principal amount plus a make-whole premium, plus accrued and unpaid interest, to the redemption date.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Sabine Pass LNG may redeem some or all of the Senior Notes at any time, and from time to time, at a redemption price equal to 100% of the principal plus any accrued and unpaid interest plus the greater of:
•1.0% of the principal amount of the Senior Notes; or

•
the excess of: a) the present value at such redemption date of (i) the redemption price of the Senior Notes plus (ii) all required interest payments due on the Senior Notes (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate as of such redemption date plus 50 basis points; over b) the principal amount of the Senior Notes, if greater.

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

During the nine months ended September 30, 2011, Sabine Pass LNG made distributions of $231.7 million after satisfying all the applicable conditions in the Sabine Pass Indenture. During the nine months ended September 30, 2010, Sabine Pass LNG made distributions of $298.6 million after satisfying all the applicable conditions in the Sabine Pass Indenture.

Convertible Senior Unsecured Notes

In July 2005, we consummated a private offering of $325.0 million aggregate principal amount of Convertible Senior Unsecured Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended ("Securities Act"). The notes bear interest at a rate of 2¼% per year. The notes are convertible at any time into our common stock under certain circumstances at an initial conversion rate of 28.2326 shares per $1,000 principal amount of the notes, which is equal to a conversion price of approximately $35.42 per share. As of September 30, 2011, no holders had elected to convert their notes at the conversion rate.

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

During the second quarter of 2009, we reduced debt by exchanging $120.4 million aggregate principal amount of our Convertible Senior Unsecured Notes for a combination of $30.0 million cash and cash equivalents and 4.0 million shares of common stock, reducing our principal amount due in 2012 to $204.6 million. The remaining principal amount of the Convertible Senior Unsecured Notes are convertible into 5.8 million shares of our common stock.

During the third quarter of 2011, we reclassified $190.7 million of debt, net of discount, from a long-term liability to a current liability because our Convertible Senior Unsecured Notes were due within 12 months as of August 1, 2011.

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

	September 30,	December 31,
	2011	2010
Principal amount	$204,630	$204,630
Unamortized discount	(13,964)	(25,501)
Net carry amount	$190,666	$179,129

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

The unamortized discount is being amortized through the August 2012 maturity of the Convertible Senior Unsecured Notes.  Interest expense for the Convertible Senior Unsecured Notes, including the debt discount amortization, for the three and nine months ended September 30, 2011 was $5.2 million and $15.4 million, respectively.  Interest expense for the Convertible Senior Unsecured Notes, including the debt discount amortization, for the three and nine months ended September 30, 2010 was $4.8 million and $10.4 million, respectively.  The effective interest rate as of September 30, 2011 was 10.9% for the Convertible Senior Unsecured Notes.

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

During the second quarter of 2011, we reclassified $298.0 million of debt from a long-term liability to a current liability because our 2007 Term Loan was due within 12 months as of May 31, 2011.

2008 Loans

In August 2008, we entered into a credit agreement pursuant to which we obtained $250.0 million in convertible term loans ("2008 Loans"). The 2008 Loans have a maturity date in 2018. The 2008 Loans bear interest at a fixed rate of 12% per annum, except during the occurrence of an event of default during which time the rate of interest will be 14% per annum. Interest is due semi-annually on the last business day of January and July. At our option, until August 15, 2011, accrued interest may be added to the principal on each semi-annual interest date. The aggregate amount of all accrued interest to August 15, 2011 will be payable upon the maturity date. The 2008 Loans are secured by Cheniere's rights and fees payable under management services agreements with Sabine Pass LNG and Cheniere Partners, by Cheniere's 12.0 million common units in Cheniere Partners, by the equity and assets of Cheniere's pipeline entities, by the equity of various other subsidiaries and certain other assets and subsidiary guarantees.

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

In December 2010, the 2008 Loans were amended to, among other things: eliminate the "put rights" which had allowed the lenders to demand repayment of the 2008 Loans on the third, fifth, and seventh anniversaries thereof; allow for the early prepayment of the 2008 Loans; allow Cheniere for a limited period to sell Cheniere Partners common units held as collateral and prepay the 2008 Loans with the proceeds; and release restrictions on prepayments of other indebtedness at Cheniere as certain conditions are met. In addition, 96.6% of the lenders agreed to terminate their rights to exchange the 2008 Loans for Series B Preferred Stock of Cheniere.

The outstanding principal amount of the 2008 Loans held by Scorpion Capital Partners, LP ("Scorpion"), the holder of 3.4% of the 2008 Loans as of September 30, 2011, is exchangeable for shares of Cheniere common stock at a price of $5.00 per share pursuant to an amendment to the 2008 Loans adopted in September 2011. No portion of any accrued interest is eligible for exchange into Cheniere common stock. On June 16, 2011, our stockholders had approved a proposal to permit Scorpion to exchange its 2008 Loans for common stock, to hold such shares of common stock, and to allow Scorpion to vote the common stock as any other stockholder. The portion of outstanding principal amount for Scorpion is classified as related party long-term debt because Scorpion is an affiliate of one of Cheniere's directors.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

As of September 30, 2011 and December 31, 2010, we classified $9.6 million and $8.9 million, respectively, as part of Long-Term Debt—Related Parties on our Consolidated Balance Sheets because a related party then held these portions of this debt.

NOTE 11—Financial Instruments

We have entered into certain derivative instruments to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory ("LNG Inventory Derivatives"), and to hedge the price risk attributable to future purchases of natural gas to be utilized as fuel to operate our LNG terminal ("Fuel Derivatives"). Changes in the fair value of our derivatives instruments are reported in earnings because we have not elected to designate these derivative instruments as a hedging instrument that is required to qualify for cash flow hedge accounting. The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties.

The fair value of our derivative instruments are based on inputs that are quoted prices in active markets for similar assets or liabilities, resulting in Level 2 categorization of such measurements. The following table sets forth, by level within the fair value hierarchy, the fair value of our derivative instruments assets and liabilities at September 30, 2011 (in thousands):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
LNG Inventory Derivatives asset (1)	$—	$606	$—	$606
Fuel Derivatives liability (3)	—	777	—	777

(1)
LNG Inventory Derivatives asset is classified as other current assets on our Consolidated Balance Sheets. Changes in the fair value of LNG Inventory Derivatives are recorded in marketing and trading revenues on our Consolidated Statements of Operations. We recorded marketing and trading revenues of $0.8 million and $0.4 million related to LNG Inventory Derivatives in the three and nine months ended September 30, 2011, respectively. We recorded marketing and trading revenues of ($0.7) million and $3.6 million related to these derivative instruments in the three and nine months ended September 30, 2010, respectively.

(2)
Fuel Derivatives liability is classified as other current liabilities on our Consolidated Balance Sheets. Changes in the fair value of Fuel Derivatives are classified as derivative gain (loss) on our Consolidated Statements of Operations. We recorded derivative loss of $0.7 million and $1.2 million related to fuel derivatives in the three and nine months ended September 30, 2011, respectively. We recorded derivative gain of zero and $0.5 million in the three and nine months ended September 30, 2010, respectively.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Financial Instruments (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Notes (1)	$550,000	$534,875	$550,000	$541,750
2016 Notes, net of discount (1)	1,641,244	1,530,460	1,637,723	1,523,082
Convertible Senior Unsecured Notes, net of discount (2)	190,666	155,393	179,129	131,660
2007 Term Loan (3)	298,000	292,087	298,000	297,464
2008 Loans (4)	282,293	282,293	262,657	262,657

(1)	The fair value of the Senior Notes, net of discount, is based on quotations obtained from broker-dealers who make markets in these and similar instruments.

(2)	The fair value of our Convertible Senior Unsecured Notes is based on the closing trading prices on September 30, 2011 and December 31, 2010, as applicable.

(3)
The 2007 Term Loan is closely held by few holders, and purchases and sales are infrequent and are conducted on a bilateral basis without price discovery by us.  This loan is not rated and has unique covenants and collateral packages such that comparisons to other instruments would be imprecise. Nonetheless, we have provided an estimate of the fair value of this loan as of September 30, 2011 and December 31, 2010 based on an index of the yield to maturity of CCC rated debt of other companies in the energy sector.

(4)
In December 2010, the 2008 Loans were amended to, among other things: eliminate the "put rights" which had allowed the lenders to demand repayment of the 2008 Loans on the third, fifth, and seventh anniversaries thereof; allow for the early prepayment of the 2008 Loans; allow Cheniere for a limited period to sell Cheniere Partners common units held as collateral and prepay the 2008 Loans with the proceeds; and release restrictions on prepayments of other indebtedness at Cheniere as certain conditions are met. In addition, 96.6% of the lenders agreed to terminate their rights to exchange the 2008 Loans for Series B Preferred Stock of Cheniere. Pursuant to an amendment to the 2008 Loans adopted in September 2011, the outstanding principal amount of the 2008 Loans held by Scorpion is exchangeable for shares of Cheniere common stock at a price of $5.00 per share. The fair value of the 2008 Loans as of September 30, 2011 and December 31, 2010 was determined to be the same as the carrying amount due to our ability to call the debt (other than the debt held by Scorpion) at anytime without penalty or a make-whole payment for an early redemption.

NOTE 12—Income Taxes

We are not presently a taxpayer and have not recorded a net liability for international, federal or state income taxes in any of the periods included in the accompanying financial statements. Our Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 include no income tax benefits.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

The following table reconciles basic and diluted weighted average common shares outstanding for the three and nine months ended September 30, 2011 and 2010 (in thousands except for loss per share):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Weighted average common shares outstanding:
Basic	80,473	55,609	72,739	55,316
Dilutive common stock options (1)	—	—	—	5,998
Dilutive Convertible Senior Unsecured Notes (2)	—	—	—	—
Dilutive 2008 Loans (3)	—	—	—	—
Diluted	80,473	55,609	72,739	61,314

Basic net loss per share attributable to common stockholders	$(0.67)	$(0.73)	$(1.94)	$0.18
Diluted net loss per share attributable to common stockholders	$(0.67)	$(0.73)	$(1.94)	$0.16

(1)
Stock options, phantom stock and unvested stock of 8.2 million and 7.6 million shares representing securities that could potentially dilute basic EPS in the future, were not included in the diluted net loss per share computations for the three and nine months ended September 30, 2011, respectively, because they would have been anti-dilutive. Stock options, phantom stock and unvested stock of 6.2 million shares representing securities that could potentially dilute basic EPS in the future, were not included in the diluted net loss per share computations for the three months ended September 30, 2010, because they would have been anti-dilutive.

(2)
Common shares of 5.8 million issuable upon conversion of the Convertible Senior Unsecured Notes for each of the three and nine months ended September 30, 2011 and 2010 were not included in the diluted computation because the computation of diluted net loss per share attributable to common stockholders utilizing the "if-converted" method would be anti-dilutive.

(3)
Common shares of 1.7 million issuable upon exchange of the 2008 Loans for each of the three and nine months ended September 30, 2011 were not included in the diluted computation because the computation of diluted net loss per share attributable to common stockholders utilizing the "if-converted" method would be anti-dilutive. Common shares of 49.5 million issuable upon exchange of the 2008 Loans for each of the three and nine months ended September 30, 2010 were not included in the diluted computation because the computation of diluted net loss per share attributable to common stockholders utilizing the "if-converted" method would be anti-dilutive.

NOTE 14—Comprehensive Loss

The following table is a reconciliation of our net loss attributable to common stockholders to our comprehensive loss for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net loss attributable to common stockholders	$(53,936)	$(40,580)	$(140,947)	$9,930
Other comprehensive income (loss) items:
Foreign currency translation	30	18	(56)	(52)
Comprehensive loss attributable to common stockholders	$(53,906)	$(40,562)	$(141,003)	$9,878

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 15—Supplemental Cash Flow Information and Disclosures of Non-Cash Transactions

The following table provides supplemental disclosure of cash flow information (in thousands):

	Nine Months Ended
	September 30,
	2011	2010
Cash paid for interest, net of amounts capitalized	$108,455	$156,874

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

Our LNG terminal business segment consists of the operational Sabine Pass LNG terminal, approximately 88.8% owned at September 30, 2011, in western Cameron Parish, Louisiana on the Sabine Pass Channel and two other LNG terminals that are in various stages of development at the following locations: Corpus Christi LNG, 100% owned, near Corpus Christi, Texas; and Creole Trail LNG, 100% owned, at the mouth of the Calcasieu Channel in central Cameron Parish, Louisiana.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

The following table summarizes revenues, net income (loss) from operations and total assets for each of our operating segments (in thousands):

	Segments
	LNG Terminal	Natural Gas Pipeline	LNG & Natural Gas Marketing	Corporate and Other (1)	Total Consolidation
As of or for the Three Months Ended September 30, 2011
Revenues	$68,375	$11	$(2,999)	$426	$65,813
Intersegment revenues (losses) (2) (3)	1,238	9	(1,154)	(93)	—
Depreciation, depletion and amortization	10,869	3,717	328	357	15,271
Non-cash compensation	403	104	(430)	2,201	2,278
Income (loss) from operations	38,383	(7,194)	(12,482)	(8,352)	10,355
Interest expense, net	(43,318)	(11,543)	—	(10,264)	(65,125)
Goodwill	76,819	—	—	—	76,819
Total assets	1,937,126	541,559	63,108	109,650	2,651,443
Expenditures for additions to long-lived assets	1,450	30	—	112	1,592

As of or for the Three Months Ended September 30, 2010
Revenues	$65,945	$21	$1,533	$749	$68,248
Intersegment revenues (losses) (4) (5) (6) (7)	672	—	(276)	(396)	—
Depreciation, depletion and amortization	10,645	3,800	260	925	15,630
Non-cash compensation	397	121	916	2,014	3,448
Income (loss) from operations	34,907	(5,559)	(3,976)	(2,989)	22,383
Interest expense, net	(47,963)	(11,401)	—	(4,535)	(63,899)
Goodwill	76,819	—	—	—	76,819
Total assets	1,948,286	557,948	93,494	16,750	2,616,478
Expenditures for additions to long-lived assets	342	(221)	—	(1,295)	(1,174)

As of or for the Nine Months Ended September 30, 2011
Revenues	$205,678	$42	$10,055	$2,079	$217,854
Intersegment revenues (losses) (2) (3)	12,452	34	(12,010)	(476)	—
Depreciation, depletion and amortization	32,554	11,214	847	1,667	46,282
Non-cash compensation	1,609	445	5,232	9,343	16,629
Income (loss) from operations	108,095	(18,542)	(19,512)	(19,661)	50,380
Interest expense, net	(129,952)	(34,161)	—	(29,754)	(193,867)
Expenditures for additions to long-lived assets	7,619	114	12	547	8,292

As of or for the Nine Months Ended September 30, 2010
Revenues	$199,109	$58	$14,703	$2,170	$216,040
Intersegment revenues (losses) (4) (5) (6) (7)	128,382	255	(127,012)	(1,625)	—
Depreciation, depletion and amortization	32,008	11,296	832	2,730	46,866
Non-cash compensation	1,241	375	4,517	7,300	13,433
Income (loss) from operations	235,440	(16,407)	(129,255)	(11,658)	78,120
Interest expense, net	(140,323)	(33,795)	—	(23,926)	(198,044)
Expenditures for additions to long-lived assets	2,279	(326)	(349)	(1,371)	233

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

(2)
Intersegment revenues related to our LNG terminal segment are primarily from tug revenues from Cheniere Marketing and the receipt of 80% of gross margins earned by Cheniere Marketing in monetizing the TUA capacity of Cheniere Energy Investments, LLC ("Cheniere Investments") at the Sabine Pass LNG terminal in the three and nine months ended September 30, 2011. These LNG terminal segment intersegment revenues are eliminated with intersegment expenses in our Consolidated Statements of Operations.

(3)
Intersegment losses related to our LNG and natural gas marketing segment are primarily from Cheniere Marketing's tug costs and the payment of 80% of gross margins earned by Cheniere Marketing in monetizing the TUA capacity of Cheniere Investments at the Sabine Pass LNG terminal in the three and nine months ended September 30, 2011. These LNG terminal segment intersegment costs are eliminated with intersegment revenues in our Consolidated Statements of Operations.

(4)
Intersegment revenues related to our LNG terminal segment are primarily from TUA capacity reservation fee revenues and tug revenues of $0.3 million and $127.0 million that were received from our LNG and natural gas marketing segment for the three and nine months ended September 30, 2010, respectively. These LNG terminal segment intersegment revenues are eliminated with intersegment expenses in our Consolidated Statements of Operations.

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

(6)
Intersegment losses related to our LNG and natural gas marketing segment are primarily from TUA capacity reservation fee expenses and tug costs of $0.7 million and $128.4 million that were incurred from our LNG terminal segment for the three and nine months ended September 30, 2010, respectively. These costs and expenses are classified as marketing trading gains (losses) as they are considered capacity contracts related to our energy trading and risk management activities. These LNG and natural gas marketing segment intersegment costs and expenses are eliminated with intersegment revenues in our Consolidated Statements of Operations.

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

For the three months ended September 30, 2011 and 2010, the total share-based compensation expense recognized in our net loss attributable to common stockholders was $2.3 million and $3.5 million, respectively.  For the nine months ended September 30, 2011 and 2010, the total share-based compensation expense recognized in our net loss attributable to common stockholders was $16.6 million and $13.4 million, respectively.

The total unrecognized compensation cost at September 30, 2011 relating to non-vested share-based compensation arrangements granted under the 1997 Plan and 2003 Plan was $10.5 million. The total unrecognized compensation cost at September 30, 2011 is expected to be recognized over 4.0 years, with a weighted average period of 0.9 years.

We received no proceeds from the exercise of stock options in the nine months ended September 30, 2011 and 2010.

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

Overview of Business

 We own and operate the Sabine Pass LNG terminal in Louisiana through our 88.8% ownership interest in and management agreements with Cheniere Energy Partners, L.P. ("Cheniere Partners") (NYSE Amex Equities: CQP), which is a publicly traded partnership we created in 2007.  We also own and operate the Creole Trail Pipeline, which interconnects the Sabine Pass LNG terminal with markets in North America.  One of our subsidiaries, Cheniere Marketing, LLC ("Cheniere Marketing"), is marketing LNG and natural gas on its own behalf and on behalf of Cheniere Partners, and is working to monetize LNG storage and regasification capacity reserved by Cheniere Partners at the Sabine Pass LNG terminal.  Cheniere Partners is developing a liquefaction project to provide bi-directional LNG import and export service at the Sabine Pass LNG terminal. We are in various stages of developing other LNG terminal and pipeline related projects, each of which, among other things, will require acceptable commercial and financing arrangements before we make a final investment decision.

Overview of Significant 2011 Events

Our significant accomplishments during the first nine months of 2011, and through the date of this Form 10-Q include the following:

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

•	In June 2011, we sold 12.7 million shares of Cheniere common stock in an underwritten public offering for net cash proceeds of $123.1 million.

•
In September 2011, Cheniere Partners sold 3,000,000 common units in an underwritten public offering and 1,072,131 common units to Cheniere Common Units Holding, LLC ("Cheniere Common Units Holding") at a price of $15.25 per common unit. Cheniere Partners received net proceeds of approximately $60 million that it is using for general business purposes, including development costs of its expansion project to add liquefaction capacity at the Sabine Pass LNG terminal.

•
In September 2011, we initiated an at-the-market program to sell up to 10,000,000 shares of common stock. We will use any proceeds received from any common stock sold pursuant to such program for general business purposes.

•
In October 2011, Sabine Liquefaction entered into its first LNG sale and purchase agreement ("SPA") with BG Gulf Coast LNG, LLC ("BG"), an affiliate of BG Energy Holdings Limited, under which BG has agreed to purchase 182,500,000 MMBtu of LNG per year (approximately 3.5 mtpa).

Liquidity and Capital Resources

Although consolidated for financial reporting, Cheniere, Sabine Pass LNG and Cheniere Partners operate with independent capital structures. We expect the cash needs for Sabine Pass LNG's operating activities will be met through operating cash flows and existing unrestricted cash. We expect the cash needs for Cheniere Partners' operating activities will be met through operating cash flows from Sabine Pass LNG and existing unrestricted cash. We expect the cash needs of Cheniere's operating activity will be met by utilizing existing unrestricted cash, management fees from Sabine Pass LNG and Cheniere Partners, distributions from our investment in Cheniere Partners and operating cash flows from our pipeline and LNG and natural gas marketing businesses.

The following table presents (in thousands) Cheniere's restricted and unrestricted cash and cash equivalents for each portion of our capital structure as of September 30, 2011. All restricted and unrestricted cash and cash equivalents held by Cheniere Partners and Sabine Pass LNG are considered restricted as to usage or withdrawal by Cheniere:

	Sabine Pass LNG		Cheniere Partners		Other Cheniere	Consolidated Cheniere
Cash and cash equivalents	$—		$—		$131,312	$131,312
Restricted cash and cash equivalents	141,884	(1)	89,937	(2)	3,605	235,426
Total	$141,884		$89,937		$134,917	$366,738

(1)	All cash and cash equivalents presented above for Sabine Pass LNG are considered restricted to us, but $4.6 million is considered unrestricted for Sabine Pass LNG.

(2)
All cash and cash equivalents presented above for Cheniere Partners are considered restricted to us, but $94.5 million is considered unrestricted for Cheniere Partners including the $4.6 million considered unrestricted for Sabine Pass LNG.

As of September 30, 2011, we had unrestricted cash and cash equivalents of $131.3 million available to Cheniere. In addition, we had consolidated restricted cash and cash equivalents of $235.4 million (which included cash and cash equivalents and other working capital available to Cheniere Partners, in which we own a 88.8% interest, and Sabine Pass LNG) designated for the following purposes: $137.3 million for interest payments related to the Senior Notes described below; $4.6 million for Sabine Pass LNG's working capital; $89.9 million for Cheniere Partners' working capital; and $3.6 million for other restricted purposes. Although results are consolidated for financial reporting, Cheniere, Sabine Pass LNG and Cheniere Partners operate with independent capital structures.

During the second quarter of 2011, we reclassified $298.0 million of debt from a long-term liability to a current liability because our 2007 Term Loan was due within 12 months as of May 31, 2011. During the third quarter of 2011, we reclassified $190.7 million, net of discount, of debt from a long-term liability to a current liability because our Convertible Senior Unsecured Notes were due within 12 months as of August 15, 2011. We believe we will have sufficient unrestricted cash, liquid assets, cash generated from our operations and access to capital markets to satisfy our debt obligations and fund our operations. In order to satisfy our principal payments due in May 2012 and August 2012, we will need to extend or retire our indebtedness, which may be accomplished by refinancing our existing indebtedness, issuing equity or other securities, selling assets or through a combination of the foregoing and will be dependent on factors such as worldwide natural gas and capital market conditions.

LNG Terminal Business

Cheniere Partners

Our ownership interest in the Sabine Pass LNG terminal is held through Cheniere Partners. We own approximately 88.8% of Cheniere Partners in the form of 12.0 million common units, 135.4 million subordinated units and a 2% general partner interest. Cheniere Partners owns a 100% interest in Sabine Pass LNG, which is operating the Sabine Pass LNG terminal.

We receive quarterly equity distributions from Cheniere Partners, and we receive management fees for managing Sabine Pass LNG and Cheniere Partners. For the nine months ended September 30, 2011, we received $13.9 million in distributions on our common units, no distributions on our subordinated units and $0.7 million in distributions on our general partner interest. During the nine months ended September 30, 2011, we received fees of $8.1 million under our management agreement with Cheniere Partners and fees of $6.1 million under our management agreement with Sabine Pass LNG.

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

During the subordination period, the common units have the right to receive distributions of available cash from operating surplus in an amount equal to the initial quarterly distribution of $0.425 per quarter, plus any arrearages in the payment of the initial quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units that we own. As a result of Cheniere Marketing's assignment of its TUA to Cheniere Investments, Cheniere Marketing no longer makes the approximately $250 million per year of payments to Sabine Pass LNG, and Cheniere Partners will not make distributions on our subordinated units unless it generates additional cash flow from Sabine Pass LNG's excess capacity or new business. Therefore, distributions to us on our subordinated units and conversion of the subordinated units into common units will depend upon the future business development of Cheniere Partners. We expect that additional cash flows generated by its liquefaction project or other new Cheniere Partners' business would be used to make quarterly distributions on our subordinated units before any increase in distributions to the common unitholders.

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

In January 2011, Cheniere Partners initiated an at-the-market program to sell up to 1.0 million common units, the proceeds from which are used primarily to fund development costs associated with the liquefaction project. As of September 30, 2011, Cheniere Partners had sold 0.5 million common units with net proceeds of $9.0 million.

In September 2011, Cheniere Partners sold 3.0 million common units in an underwritten public offering and 1.1 million common units to Cheniere Common Units Holding, LLC ("Cheniere Common Units Holding") at a price of $15.25 per common unit. Cheniere Partners received net proceeds of approximately $60 million that it is using for general business purposes, including development costs of its expansion project to add liquefaction capacity at the Sabine Pass LNG terminal.

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

Liquefaction Project

In June 2010, Cheniere Partners initiated a project to add liquefaction services at the Sabine Pass LNG terminal that would transform the terminal into a bi-directional facility capable of liquefying natural gas and exporting LNG in addition to importing and regasifying foreign-sourced LNG. As currently contemplated, the liquefaction project would be designed and permitted for up to four LNG trains, each with a nominal production capacity of approximately 4.5 mtpa. We anticipate LNG export from the Sabine Pass LNG terminal could commence as early as 2015, and may be constructed in phases, with each LNG train commencing operations approximately six to nine months after the previous LNG train.

We intend for Sabine Liquefaction to enter into long-term commercial contracts for at least 3.5 mtpa (approximately 0.5 Bcf/d) per LNG train, before reaching a final investment decision regarding the development of the LNG trains.

In October 2011, Sabine Liquefaction entered into an SPA with BG under which BG has agreed to purchase 182,500,000 MMBtu of LNG per year (approximately 3.5 mtpa). The SPA has a term of twenty years commencing upon the date of first commercial delivery, and an extension option of up to ten years. BG will pay a fixed sales charge of $2.25 per MMBtu for the full contract quantity, equivalent to approximately $410 million per year, paid ratably on a monthly basis. BG will also pay Sabine Liquefaction a contract sales price for each MMBtu of LNG delivered under the SPA of 115% of the final settlement price for the New York Mercantile Exchange Henry Hub natural gas futures contract for the month in which the relevant cargo is scheduled. The SPA is subject to certain conditions precedent, including but not limited to, Sabine Liquefaction receiving regulatory approvals, securing necessary financing arrangements and making a final investment decision to construct the liquefaction facilities.

We are negotiating additional definitive agreements with potential customers.

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

Sabine Liquefaction has engaged Bechtel Corporation ("Bechtel") to complete front-end engineering and design work and will negotiate a lump-sum, turnkey contract based on an open book cost estimate. We currently estimate that total construction costs will be consistent with other recent liquefaction expansion projects constructed by Bechtel, or approximately $4.5 billion to $5.0 billion, before financing costs, for the first two LNG trains. We have additional work to complete with Bechtel to be able to make an estimate specific to our site and project. Our cost estimates are subject to change due to factors such as changes in design, increased component and material costs, escalation of labor costs, cost overruns and increased spending to maintain a construction schedule.

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

During the three and nine months ended September 30, 2011, we recognized $1.7 million and $9.0 million, respectively, of marketing and trading revenues from LNGCo. During the three and nine months ended September 30, 2010, we recognized $2.3 million and $5.4 million of marketing and trading revenues from LNGCo. As of September 30, 2011, the carrying amount of Cheniere Marketing’s assets relating to LNGCo, which is equivalent to Cheniere Marketing's maximum exposure to loss, was $2.3 million.  A portion of this $2.3 million represents our fixed fee receivable and is reported as accounts and interest receivable, and the remaining portion represents our margin deposit receivable and is reported as prepaid expense and other current assets and is to be paid to Cheniere Marketing upon the completion or termination of the LNGCo Agreements.

Corporate and Other Activities

We are required to maintain corporate general and administrative functions to serve our business activities described above.  We believe we will have sufficient unrestricted cash, liquid assets, cash generated from our operations and access to capital markets to satisfy our debt obligations and fund our operations. During the second quarter of 2011, we reclassified $298.0 million of debt from a long-term liability to a current liability because our 2007 Term Loan was due within 12 months as of May 31, 2011. During the third quarter of 2011, we reclassified $190.7 million, net of discount, of debt from a long-term liability to a current liability because our Convertible Senior Unsecured Notes were due within 12 months as of August 15, 2011. In order to satisfy our principal payments in May 2012 and August 2012, we will need to extend or retire our indebtedness, which may be accomplished by refinancing our existing indebtedness, issuing equity or other securities, selling assets or through a combination of the foregoing and will be dependent on factors such as worldwide natural gas and capital market conditions.

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the nine months ended September 30, 2011 and 2010. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Nine Months Ended
	September 30,
	2011	2010
Sources of cash and cash equivalents
Sale of common stock, net	$123,113	$—
Sale of common units by restricted affiliate	52,628	—
Proceeds from sale of limited partnership investment	—	104,330
Use of restricted cash and cash equivalents	—	26,414
Distribution from limited partner investment in Freeport LNG Development, L.P.	—	3,900
Other	—	291
Total sources of cash and cash equivalents	175,741	134,935

Uses of cash and cash equivalents
Operating cash flow	(39,915)	(11,631)
Debt repurchases	—	(104,681)
Investment in Cheniere Partners	(17,806)	—
Investment in restricted cash and cash equivalents	(25,992)	—
Distributions to non-controlling interest	(20,123)	(19,794)
LNG terminal and pipeline construction-in-process, net	(6,538)	(2,805)
Other	(8,216)	(2,881)
Total uses of cash and cash equivalents	(118,590)	(141,792)

Net increase (decrease) in cash and cash equivalents	57,151	(6,857)
Cash and cash equivalents—beginning of period	74,161	88,372
Cash and cash equivalents—end of period	$131,312	$81,515

Sale of Common Stock, net

In June 2011, we sold 12.7 million shares of Cheniere common stock in an underwritten public offering at a price of $10.35 per share. We intend to use the net proceeds from the offering for general corporate purposes.

Sale of Common Units by Restricted Affiliate

In January 2011, Cheniere Partners initiated an at-the-market program to sell up to 1.0 million common units, the proceeds from which would be used primarily to fund development costs associated with the liquefaction project. As of September 30, 2011, Cheniere Partners had received $9.0 million in net proceeds from its sale of common units related to this at-the-market program.

In September 2011, Cheniere Partners sold 3.0 million common units in an underwritten public offering and 1.1 million common units to our subsidiary, Cheniere Common Units Holdings, LLC, at a price of $15.25 per common unit. Cheniere Partners is using the net proceeds from the offering for general business purposes, including the development costs of its expansion project to add liquefaction capacity at the Sabine Pass LNG terminal.

Proceeds from sale of limited partnership investment

In May 2010, we sold our 30% interest in Freeport LNG Development, L.P. ("Freeport LNG") to institutional investors for net proceeds of $104.3 million.

Use of Restricted Cash and Cash Equivalents

In the nine months ended September 30, 2010, the $26.4 million of restricted cash and cash equivalents were used primarily to make distributions of $19.8 million to non-controlling interests, to repurchase debt of $2.7 million, to pay for construction activities at the Sabine Pass LNG terminal of $3.6 million and for other items of $0.3 million.

Operating Cash Flow

Operating cash flow decreased $28.3 million, from a $11.6 million use of cash in the nine months ended September 30, 2010 to a $39.9 million use of cash in the nine months ended September 30, 2011. Net cash used in operations related primarily to the general administrative overhead costs, pipeline operations costs, LNG and natural gas marketing overhead, offset by earnings from our LNG and natural gas marketing business.

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

Investment in Cheniere Partners

In September 2011, we invested $17.8 million in Cheniere Partners related to our purchase of 1.1 million common units concurrent with an underwritten public offering of 3.0 million common units at a price of $15.25 per common unit. Cheniere Partners is using the net proceeds from the offering for general business purposes, including the development costs of its expansion project to add liquefaction capacity at the Sabine Pass LNG terminal.

Investment in Restricted Cash and Cash Equivalents

In September 2011, Cheniere Partners sold 3.0 million common units in an underwritten public offering and 1.1 million common units to us at a price of $15.25 per common unit. Cheniere Partners is using the net proceeds from the offering for general business purposes, including the development costs of its expansion project to add liquefaction capacity at the Sabine Pass LNG terminal.

Distributions to Non-Controlling Interest

In the nine months ended September 30, 2011 and 2010, Cheniere Partners distributed $20.1 million and $19.8 million, respectively, to its non-affiliated common unitholders.

Debt Agreements

The following table (in thousands) and the explanatory paragraphs following the table summarize our various debt agreements as of September 30, 2011:

	Sabine Pass LNG, L.P.	Cheniere Energy Partners, L.P.	Other Cheniere Energy, Inc.	Consolidated Cheniere Energy, Inc.
Current debt
Convertible Senior Unsecured Notes	$—	$—	$204,630	$204,630
2007 Term Loan	$—	$—	$298,000	$298,000
Total current debt	—	—	502,630	502,630
Current debt discount
Convertible Senior Unsecured Notes (1)	—	—	(13,964)	(13,964)
Current debt, net of discount	—	—	488,666	488,666

Long-term debt (including related party)
Senior Notes	$2,215,500	$—	$—	$2,215,500
2008 Loans (including related party)	$—	$—	$282,293	$282,293
Total long-term debt	2,215,500	—	282,293	2,497,793
Long-term debt discount
Senior Notes (2)	(24,256)	—	—	(24,256)
Long-term debt (including related party), net of discount	$2,191,244	$—	$282,293	$2,473,537

(1)
Effective as of January 1, 2009, we are required to record a debt discount on our Convertible Senior Unsecured Notes.  The unamortized discount will be amortized through the maturity of the Convertible Senior Unsecured Notes.

(2)
In September 2008, Sabine Pass LNG issued an additional $183.5 million, par value, of 2016 Notes.  The net proceeds from the additional issuance of the 2016 Notes were $145.0 million.  The difference between the par value and the net proceeds is the debt discount, which will be amortized through the maturity of the 2016 Notes.

Convertible Senior Unsecured Notes

In July 2005, we consummated a private offering of $325.0 million aggregate principal amount of Convertible Senior Unsecured Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The notes bear interest at a rate of 2¼% per year. The notes are convertible at any time into our common stock under certain circumstances at an initial conversion rate of 28.2326 shares per $1,000 principal amount of the notes, which is equal to a conversion price of approximately $35.42 per share. As of September 30, 2011, no holders had elected to convert their notes at the conversion rate.

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

During the second quarter of 2009, we reduced debt by exchanging $120.4 million aggregate principal amount of our Convertible Senior Unsecured Notes for a combination of $30.0 million cash and cash equivalents and 4.0 million shares of common stock, reducing our principal amount due in 2012 to $204.6 million. The remaining principal amount of the Convertible Senior Unsecured Notes are convertible into 5.8 million shares of our common stock.

During the third quarter of 2011, we reclassified $190.7 million of debt, net of discount, from a long-term liability to a current liability because our Convertible Senior Unsecured Notes were due within 12 months as of August 1, 2011.

As discussed in Note 10—"Debt and Debt—Related Parties" of our Notes to Consolidated Financial Statements, we adopted on January 1, 2009 an accounting standard that requires issuers of certain convertible debt instruments to separately account for the liability component and the equity component represented by the embedded conversion option in a manner that will reflect that entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. The fair value of the embedded conversion option at the date of issuance of the Convertible Senior Unsecured Notes was determined to be $134.0 million and has been recorded as a debt discount to the Convertible Senior Unsecured Notes, with a corresponding adjustment to additional paid-in capital. At September 30, 2011, the unamortized debt discount to the Convertible Senior Unsecured Notes was $14.0 million.

Sabine Pass LNG Senior Notes

In November 2006, Sabine Pass LNG issued an aggregate principal amount of $2,032.0 million of Senior Notes (the "Senior Notes"), consisting of $550.0 million of 7¼% Senior Secured Notes due 2013 (the "2013 Notes") and $1,482.0 million of 7½% Senior Secured Notes due 2016 (the "2016 Notes"). In September 2008, Sabine Pass LNG issued an additional $183.5 million, before discount, of 2016 Notes whose terms were identical to the previously outstanding 2016 Notes. Interest on the Senior Notes is payable semi-annually in arrears on May 30 and November 30 of each year. The Senior Notes are secured on a first-priority basis by a security interest in all of Sabine Pass LNG’s equity interests and substantially all of its operating assets. At any time and from time to time, Sabine Pass LNG may redeem some or all of the Senior Notes at a redemption price equal to 100% of the principal amount plus a make-whole premium, plus accrued and unpaid interest, to the redemption date.

Sabine Pass LNG may redeem some or all of the Senior Notes at any time, and from time to time, at a redemption price equal to 100% of the principal plus any accrued and unpaid interest plus the greater of:
•1.0% of the principal amount of the Senior Notes; or

•
the excess of: a) the present value at such redemption date of (i) the redemption price of the Senior Notes plus (ii) all required interest payments due on the Senior Notes (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate as of such redemption date plus 50 basis points; over b) the principal amount of the Senior Notes, if greater.

Under the Sabine Pass Indenture, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the nine months ended September 30, 2011, Sabine Pass LNG made distributions of $231.7 million after satisfying all the applicable conditions in the Sabine Pass Indenture. During the nine months ended September 30, 2010, Sabine Pass LNG made distributions of $298.6 million after satisfying all the applicable conditions in the Sabine Pass Indenture.

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

During the second quarter of 2011, we reclassified $298.0 million of debt from a long-term liability to a current liability because our 2007 Term Loan was due within 12 months as of May 31, 2011.

2008 Loans

In August 2008, we entered into a credit agreement pursuant to which we obtained $250.0 million in convertible term loans ("2008 Loans"). The 2008 Loans have a maturity date in 2018. The 2008 Loans bear interest at a fixed rate of 12% per annum, except during the occurrence of an event of default during which time the rate of interest will be 14% per annum. Interest is due semi-annually on the last business day of January and July. At our option, until August 15, 2011, accrued interest may be added to the principal on each semi-annual interest date. The aggregate amount of all accrued interest to August 15, 2011 will be payable upon the maturity date. The 2008 Loans are secured by Cheniere's rights and fees payable under management services agreements with Sabine Pass LNG and Cheniere Partners, by Cheniere's 12.0 million common units in Cheniere Partners, by the equity and assets of Cheniere's pipeline entities, by the equity of various other subsidiaries and certain other assets and subsidiary guarantees.

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

In December 2010, the 2008 Loans were amended to, among other things: eliminate the "put rights" which had allowed the lenders to demand repayment of the 2008 Loans on the third, fifth, and seventh anniversaries thereof; allow for the early prepayment of the 2008 Loans; allow Cheniere for a limited period to sell Cheniere Partners common units held as collateral and prepay the 2008 Loans with the proceeds; and release restrictions on prepayments of other indebtedness at Cheniere as certain conditions are met. In addition, 96.6% of the lenders agreed to terminate their rights to exchange the 2008 Loans for Series B Preferred Stock of Cheniere.

The outstanding principal amount of the 2008 Loans held by Scorpion Capital Partners, LP ("Scorpion"), the holder of 3.4% of the 2008 Loans as of September 30, 2011, is exchangeable for shares of Cheniere common stock at a price of $5.00 per share pursuant to an amendment to the 2008 Loans adopted in September 2011. No portion of any accrued interest is eligible for exchange into Cheniere common stock. On June 16, 2011, our stockholders had approved a proposal to permit Scorpion to exchange its 2008 Loans for common stock, to hold such shares of common stock, and to allow Scorpion to vote the common stock as any other stockholder. The portion of outstanding principal amount for Scorpion is classified as related party long-term debt because Scorpion is an affiliate of one of Cheniere's directors.

As of September 30, 2011 and December 31, 2010, we classified $9.6 million and $8.9 million, respectively, as part of Long-Term Debt—Related Parties on our Consolidated Balance Sheets because a related party then held these portions of this debt.

Issuances of Common Stock

During the three months ended September 30, 2011 and 2010, we issued 0.1 million shares and 0.4 million shares of restricted stock, respectively, to new and existing employees.  During the nine months ended September 30, 2011 and 2010, we issued 2.6 million and 1.2 million shares of restricted stock, respectively, to new and existing employees.

In June 2011, we sold 12.7 million common shares at a price of $10.35 per share in an underwritten public offering. We are using the net proceeds from the offering for general corporate purposes.

Results of Operations

Three Months Ended September 30, 2011 vs. Three Months Ended September 30, 2010

Overall Operations

Our consolidated net loss attributable to common stockholders increased $13.3 million, from a net loss of $40.6 million, or $0.73 per share (basic and diluted), in the three months ended September 30, 2010 to a net loss of $53.9 million, or $0.67 per share (basic and diluted), in the three months ended September 30, 2011. This increase in net loss was primarily due to increased development expense and decreased marketing and trading revenues.

LNG Terminal and Pipeline Development Expense

LNG terminal and pipeline development expense increased $6.2 million, from $4.9 million in the three months ended September 30, 2010 to $11.1 million in the three months ended September 30, 2011. This increase primarily resulted from costs incurred to develop the liquefaction project at the Sabine Pass LNG terminal.

Marketing and Trading Revenues

Operating results from marketing and trading activities are presented on a net basis on our Consolidated Statements of Operations. Marketing and trading revenues represent the margin earned on the purchase and transportation costs of LNG and subsequent sales of natural gas to third parties. Our marketing and trading revenues also include pretax derivative gains/losses and inventory lower-of-cost-or-market adjustments, if any.  The following table summarizes (in thousands) our primary energy trading and risk management activities:

	Three Month Period Ended
	September 30,
	2011	2010
Physical natural gas sales, net of costs	$(600)	$—
Inventory lower-of-cost-or-market adjustments	(4,928)	—
Gain (loss) from derivatives	839	(675)
Other energy trading activities	1,690	2,208
Total LNG and natural gas marketing gain	$(2,999)	$1,533

Marketing and trading revenues decreased $4.5 million, from $1.5 million in the three months ended September 30, 2010 to ($3.0) million in the three months ended September 30, 2011. The $4.5 million decrease in marketing and trading revenues is primarily a result of lower-of-cost-or-market adjustments on our LNG inventory in the three months ended September 30, 2011.
The increased derivative gain in 2011 was primarily a result of the change in market index prices and increased LNG inventory and the resulting increased derivative position in 2011 as compared to 2010. Other energy trading activities primarily consist of our agreements with LNGCo that became effective on April 1, 2010. During the three months ended September 30, 2011 and 2010, we recognized $1.7 million and $2.3 million, respectively, of marketing and trading revenues from LNGCo.

Nine Months Ended September 30, 2011 vs. Nine Months Ended September 30, 2010

Overall Operations

Our consolidated net loss attributable to common stockholders increased $150.8 million, from net income of $9.9 million, or $0.18 per share (basic) and $0.16 per share (diluted), in the nine months ended September 30, 2010 to a net loss of $140.9 million, or $1.94 per share (basic and diluted), in the nine months ended September 30, 2011. This increase in net loss was primarily due to the $128.3 million gain in May 2010 from the sale of our 30% interest in Freeport LNG. In addition, the increase in net loss is a result of increased development expense, increased general and administrative expense ("G&A Expense"), and decreased marketing and trading revenues, which was partially offset by decreased LNG terminal and pipeline operating expenses and decreased interest expense, net.

Gain on Sale of Equity Method Investment

In May 2010, we sold our 30% interest in Freeport LNG and recognized a net gain of $128.3 million. The gain was comprised of net proceeds received of $104.3 million and $24.0 million of distributions in excess of income.

LNG Terminal and Pipeline Development Expense

LNG terminal and pipeline development expense increased $26.2 million, from $6.7 million in the nine months ended September 30, 2010 to $32.9 million in the nine months ended September 30, 2011. This increase resulted from costs incurred to develop the liquefaction project at the Sabine Pass LNG terminal.

G&A Expense

G&A Expense increased $5.8 million, from $51.3 million in the nine months ended September 30, 2010 to $57.1 million in the nine months ended September 30, 2011. This increase primarily resulted from increased salary and non-cash compensation expense related to an increased number of corporate employees.

Marketing and Trading Revenues

Operating results from marketing and trading activities are presented on a net basis on our Consolidated Statements of Operations. Marketing and trading revenues represent the margin earned on the purchase and transportation costs of LNG and subsequent sales of natural gas to third parties. Our marketing and trading revenues also include pretax derivative gains/losses and inventory lower-of-cost-or-market adjustments, if any.  The following table summarizes (in thousands) our primary energy trading and risk management activities:

	Nine Month Period Ended
	September 30,
	2011	2010
Physical natural gas sales, net of costs	$5,627	$6,724
Inventory lower-of-cost-or-market adjustments	(4,928)	—
Gain (loss) from derivatives	386	3,581
Other energy trading activities	8,970	4,398
Total LNG and natural gas marketing gain	$10,055	$14,703

Marketing and trading revenues decreased $4.6 million, from $14.7 million in the nine months ended September 30, 2010 to $10.1 million in the nine months ended September 30, 2011. The $4.7 million decrease in marketing and trading revenues is primarily a result of lower-of-cost-or-market adjustments on our LNG inventory in the three months ended September 30, 2011.
Other energy trading activities primarily consist of our agreements with LNGCo that became effective on April 1, 2010. During the nine months ended September 30, 2011 and 2010, we recognized $9.0 million and $5.4 million, respectively, of marketing and trading revenues from LNGCo. The decreased derivative gain in 2011 was primarily a result of the change in market index prices and LNG inventory and the resulting derivative position in 2011 as compared to 2010.

LNG Terminal and Pipeline Operating Expense

Our LNG terminal and pipeline operating expenses include costs incurred to operate the Sabine Pass LNG terminal and the Creole Trail Pipeline.

Operating and maintenance expense decreased $2.7 million, from $31.7 million in the nine months ended September 30, 2010 to $29.0 million in the nine months ended September 30, 2011. This decrease primarily resulted from decreased fuel costs in 2011 as a result of efficiencies in our LNG inventory management.

Interest Expense, net

Interest expense, net of amounts capitalized, decreased $4.1 million, from $198.0 million in the nine months ended September 30, 2010 to $193.9 million in the nine months ended September 30, 2011. This decrease in interest expense resulted from the reduction of our indebtedness during the second quarter of 2010.

Off-Balance Sheet Arrangements

We entered into agreements with LNGCo to provide Cheniere Marketing with financial support to source more cargoes of LNG than it could source on a stand-alone basis.  See Note 6—"Variable Interest Entity" of our Notes to Consolidated Financial Statements and "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—LNG and Natural Gas Marketing Business" for further information related to our variable interest in LNGCo. As of September 30, 2011, Cheniere Marketing’s assets relating to LNGCo, which is equivalent to Cheniere Marketing's maximum exposure to loss, was $2.3 million.  A portion of this $2.3 million represents our fixed fee receivable and is reported as accounts and interest receivable, and the remaining portion represents our margin deposit receivable and is reported as prepaid expense and other current assets and is to be paid to Cheniere Marketing upon the completion or termination of the LNGCo Agreements.

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

Derivatives

We use derivative instruments from time to time to hedge cash flows attributable to the future sale of LNG inventory and to hedge the price risk attributable to future purchases of natural gas to be utilized as fuel to operate the Sabine Pass LNG terminal.  We have disclosed certain information regarding these derivative positions, including the fair value of our derivative positions, in Note 11—"Financial Instruments" of our Notes to Consolidated Financial Statements.

Gains and losses in positions to hedge the cash flows attributable to the future sale of Cheniere Marketing's LNG inventory are classified as marketing and trading revenues on our Consolidated Statements of Operations. Gains and losses in positions to hedge the cash flows attributable to the future sale of Cheniere Energy Investments' LNG inventory are classified as derivative gain (loss), net on our Consolidated Statements of Operations. Gains or losses in the positions to mitigate the price risk from future purchases of natural gas to be utilized as fuel to operate the Sabine Pass LNG terminal are classified as derivative gain (loss), net on our Consolidated Statements of Operations. We record changes in the fair value of our derivative positions on our Consolidated Statements of Operations based on the value for which the derivative instrument could be exchanged between willing parties.  To date, all of our derivative positions fair value determinations have been made by management using quoted prices in active markets for identical instruments.  The ultimate fair value of our derivative instruments is uncertain, and we believe that it is possible that a change in the estimated fair value will occur in the near future as commodity prices change.

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

Goodwill

Goodwill represents the excess of cost over fair value of the assets of businesses acquired. It is evaluated annually for impairment by first comparing our management’s estimate of the fair value of a reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, a computation of the implied fair value of the goodwill is compared with its related carrying value. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in the amount of the excess. We had goodwill of $76.8 million at September 30, 2011 and December 31, 2010, attributable to our LNG terminal segment.

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

Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the use of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. We believe that implied volatility, calculated based on traded options of our common stock, combined with historical volatility is an appropriate indicator of expected volatility and future stock price trends. Therefore, the expected volatility for the three and nine months ended September 30, 2011 and 2010 used in our fair value model was based on a combination of implied and historical volatilities. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, future share-based compensation expense could be significantly different from what we have recorded in the current period (See Note 17—"Share-Based Compensation" of our Notes to Consolidated Financial Statements).

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2011, the Financial Accounting Standards Board ("FASB") amended current comprehensive income guidance. The amended guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. We expect to adopt this guidance in our first fiscal quarter ending March 31, 2012. The adoption of this guidance will not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

In September 2011, the FASB amended the guidance on the annual testing of goodwill for impairment. The amended guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance will be effective for our fiscal year ending December 31, 2012, with early adoption permitted. We expect to adopt this guidance in our fourth fiscal quarter ending December 31, 2011. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our Consolidated Balance Sheets.

Marketing and Trading Commodity Price Risk

We have entered into certain derivative instruments to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory ("LNG Inventory Derivatives"), and to hedge the price risk attributable to future purchases of natural gas to be utilized as fuel to operate our LNG terminal ("Fuel Derivatives"). We use one-day value at risk ("VaR") with a 95% confidence interval and other methodologies for market risk measurement and control purposes. The VaR is calculated using the Monte Carlo simulation method. The table below provides information about our derivative financial instruments that are sensitive to changes in natural gas prices as of September 30, 2011 (in thousands except for volume and price range data).

Hedge Description	Hedge Instrument	Contract Volumes (MMBtu)	Price Range ($/MMBtu)	Final Hedge Maturity Date	Fair Value ($)	VaR ($)
LNG Inventory Derivatives	Fixed price natural gas swaps	2,141,234	3.799 - 4.465	June 2012	606	6
Fuel Derivatives	Fixed price natural gas swaps	1,065,000	4.352 - 5.002	October 2012	(777)	95

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

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of September 30, 2011, there were no known threatened or pending legal matters that could reasonably be expected to have a material adverse impact on our consolidated results of operations, financial position or cash flows.

 Item 6.        Exhibits

10.1*	Amended and Restated Investors' Agreement, dated September 13, 2011, by and among Cheniere Energy, Inc., Cheniere Common Units Holding, LLC, and Scorpion Capital Partners, LP.

10.2*
Ninth Amendment to Credit Agreement, Fourth Amendment to Guarantee and Collateral Agreement (Crest Entities) and Fifth Amendment to Guarantee and Collateral Agreement (Non-Crest Entities), dated September 13, 2011, by and among Cheniere Common Units Holding, LLC, the Loan Parties, the Guarantors, the Grantors and the Lenders (each as defined therein) and The Bank of New York Mellon, as administrative agent and collateral agent.

10.3*	LNG Lease Agreement, dated September 30, 2011, by and between Cheniere Marketing, LLC and Cheniere Energy Investments, LLC.

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+
The following materials from Cheniere Energy, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as a block of text.

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

CHENIERE ENERGY, INC.

/s/ JERRY D. SMITH
Jerry D. Smith Vice President and Chief Accounting Officer (on behalf of the registrant and as principal accounting officer)

Date:	November 7, 2011