Form 10-K/A
period 2011-12-31
CHENIERE ENERGY INC
filed 2012-03-22
CIK 3570

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

Explanatory Note

This Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on February 24, 2012 (Original Filing) is filed solely to furnish our XBRL interactive data files in Exhibit 101 as required by Rule 405 of Regulation S-T and to accurately check certain boxes on the cover page of the Form 10-K. No other part of the Original Filing is amended hereby, and this amendment does not reflect events that have occurred after the Original Filing date.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for the purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

Exhibits

An index to exhibits has been filed as part of this Amendment No. 1 beginning on page 3 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY, INC.

Date: March 22, 2012	By:	/s/ Jerry D. Smith
		Name:	Jerry D. Smith
		Title:	Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
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

10.1*
LNG Terminal Use Agreement, dated September 2, 2004, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.2*
Amendment of LNG Terminal Use Agreement, dated January 24, 2005, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K (SEC File No. 001-16383), filed on March 10, 2005)

10.3*
Amendment to LNG Terminal Use Agreement, dated June 15, 2010, by and between Total Gas & Power North America, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 6, 2010)

10.4*
Omnibus Agreement, dated September 2, 2004, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.5*
Guaranty, dated as of November 9, 2004, by Total S.A. in favor of Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001 16383), filed on November 15, 2004)

10.6*
LNG Terminal Use Agreement, dated November 8, 2004, between Chevron U.S.A. Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.7*
Amendment to LNG Terminal Use Agreement, dated December 1, 2005, by and between Chevron U.S.A., Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.28 to Sabine Pass LNG, L.P.'s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

10.8*
Amendment of LNG Terminal Use Agreement, dated June 16, 2010, by and between Chevron U.S.A. Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 6, 2010)

10.9*
Omnibus Agreement, dated November 8, 2004, between Chevron U.S.A., Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.10*
Guaranty Agreement, dated as of December 15, 2004, from ChevronTexaco Corporation to Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.12 to Sabine Pass LNG, L.P.'s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

10.11*
Amended and Restated Terminal Use Agreement, dated November 9, 2006, by and between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.12*
Guarantee Agreement, dated as of November 9, 2006, by the Company. (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.13*
Amendment of LNG Terminal Use Agreement, dated June 25, 2007, by and between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on June 26, 2007)

10.14*
Cooperative Endeavor Agreement & Payment in Lieu of Tax Agreement, dated October 23, 2007 (amending the Amended and Restated Terminal Use Agreement, dated November 9, 2006, by and between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P.). (Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 6, 2007)

10.15*
Assignment and Assumption Agreement, dated June 24, 2010, by and between Cheniere Marketing, LLC and Cheniere Energy Investments, LLC (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on June 28, 2010)

10.16*
Guarantee Agreement, dated June 24, 2010, by Cheniere Energy, Inc. in favor of Cheniere Energy Investments, LLC (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on June 28, 2010)

10.17*
LNG Sale and Purchase Agreement (FOB), dated October 25, 2011, between Sabine Pass Liquefaction, LLC (Seller) and BG Gulf Coast LNG, LLC (Buyer). (Incorporated by reference to Exhibit 10.1 to Cheniere Partners' Current Report on Form 8-K (SEC File No. 001-33366), filed on October 26, 2011)

10.18*
Amended and Restated LNG Sale and Purchase Agreement (FOB), dated January 25, 2012, between Sabine Pass Liquefaction, LLC (Seller) and BG Gulf Coast LNG, LLC (Buyer). (Incorporated by reference to Exhibit 10.1 to Cheniere Partners' Current Report on Form 8-K (SEC File No. 001-33366), filed on January 26, 2012)

10.19*
Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated November 11, 2011, between Sabine Pass Liquefaction, LLC (Owner) and Bechtel Oil, Gas and Chemicals, Inc. (Contractor). (Incorporated by reference to Exhibit 10.1 to Cheniere Partners' Current Report on Form 8-K (SEC File No. 001-33366), filed on November 14, 2011)

10.20*
LNG Sale and Purchase Agreement (FOB), dated November 21, 2011, between Sabine Pass Liquefaction, LLC (Seller) and Gas Natural Aprovisionamientos SDG S.A. (Buyer). (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (SEC File No. 001-33366), filed on November 21, 2011)

10.21*
LNG Sale and Purchase Agreement (FOB), dated December 11, 2011, between Sabine Pass Liquefaction, LLC (Seller) and GAIL (India) Limited (Buyer). (Incorporated by reference to Exhibit 10.1 to Cheniere Partners' Current Report on Form 8-K (SEC File No. 001-33366), filed on December 12, 2011)

10.22*
LNG Sale and Purchase Agreement (FOB), dated January 30, 2012, between Sabine Pass Liquefaction, LLC (Seller) and Korea Gas Corporation (Buyer). (Incorporated by reference to Exhibit 10.1 to Cheniere Partners' Current Report on Form 8-K (SEC File No. 1-33366), filed on January 30, 2012)

10.23*
LNG Lease Agreement, dated June 24, 2008, between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 11, 2008)

10.24*
LNG Lease Agreement, dated September 30, 2011, by and between Cheniere Marketing, LLC and Cheniere Energy Investments, LLC. (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 11, 2011)

10.25*
Surrender of Capacity Rights Agreement, dated March 26, 2010, by and between Cheniere Marketing, LLC and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on March 31, 2010)

10.26*
Amended and Restated Capacity Rights Agreement, dated June 24, 2010, by and between Sabine Pass LNG, L.P. and JPMorgan LNG Co. (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on June 28, 2010)

10.27*
Amendment No. 1 to Amended and Restated Capacity Rights Agreement, dated December 16, 2010, by and between Sabine Pass LNG, L.P. and JPMorgan LNG Co. . (Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K (SEC File No. 001-16383), filed on March 3, 2011)

10.28*
Amendment No. 2 to Amended and Restated Capacity Rights Agreement, dated April 1, 2011, by and between Sabine Pass LNG, L.P. and JPMorgan LNG Co. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 6, 2011)

10.29*
Tri-Party Agreement, dated June 24, 2010, by and among Cheniere Energy Investments, LLC, Sabine Pass LNG, L.P. and JPMorgan LNG Co, (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on June 28, 2010)

10.30*
Amendment No. 1 to Tri-Party Agreement, dated December 16, 2010, by and among Cheniere Energy Investments, LLC, Sabine Pass LNG, L.P. and JPMorgan LNG Co. (Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K (SEC File No. 001-16383), filed on March 3, 2011)

10.31*
Amended LNG Services Agreement, dated June 24, 2010, by and between Cheniere Marketing, LLC and JPMorgan LNG Co. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on June 28, 2010)

10.32*
Amendment No. 2 to LNG Services Agreement, dated December 16, 2010, by and between Cheniere Marketing, LLC and JPMorgan LNG Co. (Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K (SEC File No. 001-16383), filed on March 3, 2011)

10.33*
Amendment No. 3 to LNG Services Agreement, dated February 15, 2011, by and between Cheniere Marketing, LLC and JPMorgan LNG Co. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed May 6, 2011)

10.34*
Amendment No. 4 to LNG Services Agreement, dated April 1, 2011, by and between Cheniere Marketing, LLC and JPMorgan LNG Co. (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 6, 2011)

10.35*
Variable Capacity Rights Agreement, dated June 24, 2010, by and between Cheniere Marketing, LLC and Cheniere Energy Investments, LLC (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on June 28, 2010)

10.36*
Amended and Restated Services Agreement, dated June 24, 2010, by and between Cheniere Energy Partners, L.P. and Cheniere LNG Terminals, Inc. (Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on June 28, 2010)

10.37*
Collateral Trust Agreement, dated November 9, 2006, by and among Sabine Pass LNG, L.P., The Bank of New York, as collateral trustee, Sabine Pass LNG-GP, Inc. and Sabine Pass LNG-LP, LLC. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.38*
Amended and Restated Parity Lien Security Agreement, dated November 9, 2006, by and between Sabine Pass LNG, L.P. and The Bank of New York, as collateral trustee. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.39*
Third Amended and Restated Multiple Indebtedness Mortgage, Assignment of Rents and Leases and Security Agreement, dated November 9, 2006, between the Sabine Pass LNG, L.P. and The Bank of New York, as collateral trustee. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.40*
Amended and Restated Parity Lien Pledge Agreement, dated November 9, 2006, by and among Sabine Pass LNG, L.P., Sabine Pass LNG-GP, Inc., Sabine Pass LNG-LP, LLC and The Bank of New York, as collateral trustee. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.41*
Security Deposit Agreement, dated November 9, 2006, by and among Sabine Pass LNG, L.P., The Bank of New York, as collateral trustee, and The Bank of New York, as depositary agent. (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.42*
Credit Agreement dated August 15, 2008, by and among Cheniere Common Units Holding, LLC the other Loan Parties (as defined therein), The Bank of New York Mellon, as administrative agent and collateral agent and the Lenders (as defined therein). (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on August 18, 2008)

10.43*
First Amendment to Credit Agreement, dated September 15, 2008, among Cheniere Common Units Holding, LLC, the other Loan Parties (as defined therein), The Bank of New York Mellon, as administrative agent and collateral agent and the Lenders (as defined therein) (Incorporated by reference to Exhibit 10.63 to the Company's Annual Report on Form 10-K (SEC File No. 001-16383), filed on February 27, 2009)

10.44*
Second Amendment to Credit Agreement, First Amendment to Guarantee and Collateral Agreement (Crest Entities) and First Amendment to Guarantee and Collateral Agreement (Non-Crest Entities), dated December 31, 2008, by Cheniere Common Units Holding, LLC, the loan parties, the guarantors and the grantors signatory thereto, the lenders signatory thereto and The Bank of New York Mellon, as administrative agent and as collateral agent (Incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K (SEC File No. 001-16383), filed on February 27, 2009)

10.45*
Third Amendment to Credit Agreement and Third Amendment to Guarantee and Collateral Agreement (Non-Crest Entities), dated April 3, 2009, among Cheniere Common Units Holding, LLC, the loan parties, the guarantors and the grantors signatory thereto, the lenders signatory thereto and The Bank of New York Mellon, as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 8, 2009)

10.46*
Fourth Amendment to Credit Agreement, dated April 9, 2009, among Cheniere Common Units Holding, LLC, the other Loan Parties (as defined therein), the Lenders (as defined therein) and The Bank of New York Mellon, as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 8, 2009)

10.47*
Amendment No. Four-A to Credit Agreement, dated April 27, 2009, among Cheniere Common Units Holding, LLC, the other Loan Parties (as defined therein), the Lenders (as defined therein) and The Bank of New York Mellon, as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 8, 2009)

10.48*
Amendment No. Four-B to Credit Agreement, dated April 28, 2009, among Cheniere Common Units Holding, LLC, the other Loan Parties (as defined therein), the Lenders (as defined therein) and The Bank of New York Mellon, as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 8, 2009)

10.49*
Amendment No. Four-C to Credit Agreement, dated June 23, 2009, among Cheniere Common Units Holding, LLC, the other Loan Parties (as defined therein), the Lenders (as defined therein) and The Bank of New York Mellon, as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 7, 2009)

10.50*
Amendment No. Four-D to Credit Agreement, dated June 29, 2009, among Cheniere Common Units Holding, LLC, the other Loan Parties (as defined therein), the Lenders (as defined therein) and The Bank of New York Mellon, as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 7, 2009)

10.51*
Fifth Amendment to Credit Agreement, dated September 17, 2009, by Cheniere Common Units Holding, LLC, the Loan Parties (as defined therein), the Lenders (as defined therein) and The Bank of New York Mellon, as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 6, 2009)

10.52*
Sixth Amendment to Credit Agreement, Second Amendment to Security Deposit Agreement and Consent, dated June 24, 2010, by and among Cheniere Common Units Holding, LLC, the Loan Parties (as defined therein), the Lenders (as defined therein) and The Bank of New York Mellon, as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on June 28, 2010)

10.53*
Seventh Amendment to Credit Agreement, dated November 3, 2010, by and among Cheniere Common Units Holding, LLC, the Loan Parties (as defined therein), the Lenders (as defined therein) and The Bank of New York Mellon, as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 5, 2010)

10.54*
Eighth Amendment to Credit Agreement and Second Amendment to Investors' Agreement, dated December 9, 2010, by and among Cheniere Common Units Holding, LLC, the Loan Parties (as defined therein), the Lenders (as defined therein) and The Bank of New York Mellon, as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on December 10, 2010)

10.55*
Ninth Amendment to Credit Agreement, Fourth Amendment to Guarantee and Collateral Agreement (Crest Entities) and Fifth Amendment to Guarantee and Collateral Agreement (Non-Crest Entities), dated September 13, 2011, by and among Cheniere Common Units Holding, LLC, the Loan Parties, the Guarantors, the Grantors and the Lenders (each as defined therein) and The Bank of New York Mellon, as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 7, 2011)

10.56+
Tenth Amendment to Credit Agreement, dated January 5, 2012, by Cheniere Common Units Holding, LLC, the Loan Parties (as defined therein), the Lenders (as defined therein) and The Bank of New York Mellon, as administrative agent and collateral agent.

10.57*
Guarantee and Collateral Agreement (Crest Entities), dated August 15, 2008, made by the entities party thereto in favor of The Bank of New York Mellon, as collateral agent. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on August 18, 2008)

10.58*
Guarantee and Collateral Agreement (Non-Crest Entities), dated August 15, 2008, by Cheniere Common Units Holding, LLC and the other entities party thereto in favor of The Bank of New York Mellon, as collateral agent. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on August 18, 2008)

10.59*
Waiver to Credit Agreement and Guarantee and Collateral Agreement (Non-Crest Entities), dated December 13, 2008, among Cheniere Common Units Holding, LLC, Cheniere Midstream Holdings, Inc., Cheniere LNG Services, Inc., GSO Special Situations Fund LP, GSO Credit Opportunities Fund (Helios), L.P., GSO Special Situations Overseas Master Fund Ltd., Blackstone Distressed Securities Fund L.P., Scorpion Capital Partners LP and The Bank of New York Mellon, as collateral agent and administrative agent (Incorporated by reference to Exhibit 10.67 to the Company's Annual Report on Form 10-K (SEC File No. 001-16383), filed on February 27, 2009)

10.60*
Second Amendment to Guarantee and Collateral Agreements, dated December 31, 2008, by Cheniere Midstream Holdings, Inc., Sabine Pass Tug Services, LLC, Cheniere LNG, Inc., Cheniere LNG Terminals, Inc., Cheniere Marketing, LLC, the Lenders signatory thereto and The Bank of New York Mellon, as collateral agent (Incorporated by reference to Exhibit 10.68 to the Company's Annual Report on Form 10-K (SEC File No. 001-16383), filed on February 27, 2009)

10.61*
Third Amendment to Guarantee and Collateral Agreement (Crest Entities) and Fourth Amendment to Guarantee and Collateral Agreement (Non-Crest Entities), dated September 17, 2009, by Cheniere Common Units Holding, LLC, the guarantors and the grantors signatory thereto and The Bank of New York Mellon, as collateral agent (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 6, 2009)

10.62*
Assumption Agreement, dated September 17, 2009, by Cheniere Marketing, LLC (formerly Cheniere Marketing, Inc.) in favor of The Bank of New York Mellon, as collateral agent (Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 6, 2009)

10.63*
Security Deposit Agreement, dated August 15, 2008, by and among Cheniere LNG Holdings, LLC and The Bank of New York Mellon, as collateral agent and depositary agent. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on August 18, 2008)

10.64*
First Amendment to Security Deposit Agreement, dated June 19, 2009, by and between Cheniere LNG Holdings, LLC and The Bank of New York Mellon as collateral agent and depositary agent (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 7, 2009)

10.65*
Investors' Agreement, dated August 15, 2008, by and between Cheniere Energy, Inc., Cheniere Common Units Holding, LLC and the investors named therein. (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on August 18, 2008)

10.66*
First Amendment to Investors' Agreement, dated November 11, 2008, among Cheniere Energy, Inc., Cheniere Common Units Holding, LLC, GSO Special Situations Fund LP, GSO Origination Funding Partners LP, Blackstone Distressed Securities Fund L.P., GSO COF Facility LLC, and Scorpion Capital Partners LP (Incorporated by reference to Exhibit 10.71 to the Company's Annual Report on Form 10-K (SEC File No. 001-16383), filed on February 27, 2009)

10.67*
Amended and Restated Investors' Agreement, dated September 13, 2011, by and among Cheniere Energy, Inc., Cheniere Common Units Holding, LLC, and Scorpion Capital Partners, LP. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed November 7, 2011)

10.68*
Master Ex-Ship LNG Sales Agreement, dated April 26, 2007, between Cheniere Marketing, Inc. and Gaz de France International Trading S.A.S., including Letter Agreement, dated April 26, 2007, and Specific Order No. 1, dated April 26, 2007. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 8, 2007)

10.69*
GDF Transatlantic Option Agreement, dated April 26, 2007, between Cheniere Marketing, Inc. and Gaz de France International Trading S.A.S. (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 8, 2007)

10.70*
Purchase and Sale Agreement, dated as of April 21, 2010, by and among Cheniere FLNG, L.P., Cheniere Energy, Inc. and Zachry American Infrastructure, LLC and Hastings Funds Management (USA), Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on April 22, 2010)

10.71*†
Cheniere Energy, Inc. Amended and Restated 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10.14 to the Company's Quarterly on Form 10-Q (SEC File No. 000-16383), filed on November 4, 2005)

10.72*†
Form of Amendment to Nonqualified Stock Option Agreement under the Cheniere Energy, Inc. Amended and Restated 1997 Stock Option Plan pursuant to the Nonqualified Stock Option Agreement. (Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 7, 2008)

10.73*†
Cheniere Energy, Inc. Amended and Restated 2003 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 4, 2005)

10.74*†
Addendum to Cheniere Energy, Inc. Amended and Restated 2003 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005 (SEC File No. 001-16383), filed on March 13, 2006)

10.75*†
Amendment No. 1 to Cheniere Energy, Inc. Amended and Restated 2003 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.10 to the Company's Registration Statement on Form S-8 (SEC File No. 333-134886), filed on June 9, 2006)

10.76*†
Amendment No. 2 to Cheniere Energy, Inc. Amended and Restated 2003 Stock Incentive Plan (Incorporated by reference to Exhibit 10.84 to the Company's Annual Report on Form 10-K (SEC File No. 001-16383), filed on February 27, 2007)

10.77*†
Amendment No. 3 to Cheniere Energy, Inc. Amended and Restated 2003 Stock Incentive Plan (Incorporated by reference to Exhibit A to the Company's Proxy Statement (SEC File No. 001-16383), filed on April 23, 2008)

10.78*†
Amendment No. 4 to the Cheniere Energy, Inc. Amended and Restated 2003 Stock Incentive plan (Incorporated by reference to Exhibit 10.2 to the Company' Current Report on Form 8-K (SEC File No. 001-16383), filed on June 15, 2009)

10.79*†
Form of Non-Qualified Stock Option Grant for Employees and Consultants (three-year vesting) under the Cheniere Energy, Inc. Amended and Restated 2003 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company' Current Report on Form 8-K (SEC File No. 001-16383), filed on January 11, 2007)

10.80*†
Form of Non-Qualified Stock Option Grant for Employees and Consultants (four-year vesting) under the Cheniere Energy, Inc. Amended and Restated 2003 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company' Current Report on Form 8-K (SEC File No. 001-16383), filed on January 11, 2007)

10.81*†
Form of Non-Qualified Stock Option Grant for Non-Employee Directors under the Cheniere Energy, Inc. Amended and Restated 2003 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Company' Current Report on Form 8-K (SEC File No. 001-16383), filed on January 11, 2007)

10.82*†
Form of Amendment to Non-Qualified Stock Option Grant under the Cheniere Energy, Inc. Amended and Restated 2003 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.7 to the Company' Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 7, 2008)

10.83*†
Form of Restricted Stock Grant (three-year vesting) under the Cheniere Energy, Inc. Amended and Restated 2003 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.5 to the Company' Current Report on Form 8-K (SEC File No. 001-16383), filed on January 11, 2007)

10.84*†
Form of Restricted Stock Grant (four-year vesting) under the Cheniere Energy, Inc. Amended and Restated 2003 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Company' Current Report on Form 8-K (SEC File No. 001-16383), filed on January 11, 2007)

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

10.93†+	Summary of Compensation for Executive Officers.

10.94†+	Summary of Compensation to Non-Employee Directors.

10.95*†	Cheniere Energy, Inc. 2008 Short-Term Retention Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on May 14, 2008)

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

10.108*†	Cheniere Energy, Inc. 2010 Goals & Bonus Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on April 14, 2010)

10.109*†	Form of Long-Term Incentive Award - Restricted Stock Grant. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on January 10, 2011)

10.110*†	Cheniere Energy, Inc. 2011 Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on June 22, 2011)

10.111*†	Cheniere Energy, Inc. 2011 - 2013 Bonus Plan (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed March 8, 2011)

21.1+	Subsidiaries of Cheniere Energy, Inc.

23.1+	Consent of Ernst & Young LLP

31.1+	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2+	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1+	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*     Incorporated by reference
**    Furnished herewith
†    Management contract or compensatory plan or arrangement
+    Filed with the Original Form 10-K