Form 10-Q
period 2012-03-31
CHENIERE ENERGY INC
filed 2012-05-04
CIK 3570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended March 31, 2012
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

155,443,998 shares of the registrant’s Common Stock, $0.003 par value, were issued and outstanding as of April 18, 2012.

CHENIERE ENERGY, INC.
INDEX TO FORM 10-Q

i

Part I.        Financial Information

Item 1.	Consolidated Financial Statements

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2012	2011
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$439,827	$459,160
Restricted cash and cash equivalents	123,023	102,165
Accounts and interest receivable	1,873	3,043
LNG inventory	3,293	6,562
Prepaid expenses and other	23,010	20,522
Total current assets	591,026	591,452

Non-current restricted cash and cash equivalents	82,892	82,892
Property, plant and equipment, net	2,092,796	2,107,129
Debt issuance costs, net	31,728	33,356
Goodwill	76,819	76,819
Intangible LNG assets	4,782	4,782
Other	54,479	18,895
Total assets	$2,934,522	$2,915,325

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Current debt, net of discount	$198,893	$492,724
Accrued liabilities	85,247	63,074
Deferred revenue	26,525	26,628
Accounts payable	1,916	1,103
Other	1,592	1,431
Total current liabilities	314,173	584,960

Long-term debt, net of discount	2,466,287	2,465,113
Long-term debt-related parties, net of discount	9,598	9,598
Long-term deferred revenue	24,500	25,500
Other non-current liabilities	3,149	3,146

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.0001 par value, 5.0 million shares authorized, none issued	—	—
Common stock, $0.003 par value
Authorized: 240.0 million shares at March 31, 2012 and December 31, 2011
Issued and outstanding: 153.8 million shares and 129.5 million shares at March 31, 2012 and December 31, 2011, respectively	461	389
Treasury stock: 3.4 million shares at March 31, 2012 and December 31, 2011, at cost	(20,499)	(20,195)
Additional paid-in-capital	1,252,826	898,702
Accumulated deficit	(1,316,620)	(1,260,205)
Accumulated other comprehensive loss	(241)	(258)
Total stockholders' deficit	(84,073)	(381,567)
Non-controlling interest	200,888	208,575
Total equity (deficit)	116,815	(172,992)
Total liabilities and equity (deficit)	$2,934,522	$2,915,325
The accompanying notes are an integral part of these consolidated financial statements.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2012	2011
Revenues
LNG terminal revenues	$67,260	$70,001
Marketing and trading revenues	2,658	8,449
Oil and gas sales	550	768
Other	6	13
Total revenues	70,474	79,231

Operating costs and expenses
General and administrative expense	19,993	21,510
Depreciation, depletion and amortization	16,290	15,386
LNG terminal and pipeline operating expense	11,557	10,194
LNG terminal and pipeline development expense	21,819	8,437
Other	94	138
Total operating costs and expenses	69,753	55,665
Income from operations	721	23,566

Other income (expense)
Interest expense, net	(58,350)	(64,154)
Loss on early extinguishment of debt	(507)	—
Derivative loss	(836)	—
Other income	125	109
Total other expense	(59,568)	(64,045)
Loss before income taxes and non-controlling interest	(58,847)	(40,479)
Income tax provision	(6)	—
Loss before non-controlling interest	(58,853)	(40,479)
Non-controlling interest	2,438	641
Net loss	$(56,415)	$(39,838)

Net loss per share attributable to common stockholders - basic and diluted	$(0.43)	$(0.60)
Weighted average number of common shares outstanding - basic and diluted	131,107	66,950

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

The following table is a reconciliation of our net loss to our comprehensive loss for the periods shown (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Net loss	$(56,415)	$(39,838)
Foreign currency translation	17	(60)
Comprehensive loss	$(56,398)	$(39,898)

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Total Stockholders' Equity (Deficit)
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance—December 31, 2011	129,510	$389	3,386	$(20,195)	$898,702	$(1,260,205)	$(258)	$208,575	$(172,992)
Issuances of stock	24,150	72		—	351,835	—	—	—	351,907
Issuances of restricted stock	121	—	—	—	—	—	—	—	—
Forfeitures of restricted stock	(1)	—	1	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,289	—	—	—	2,289
Treasury stock acquired	(20)	—	20	(304)	—	—	—	—	(304)
Foreign currency translation	—	—	—	—	—	—	17	—	17
Loss attributable to non-controlling interest	—	—	—	—	—	—	—	(2,438)	(2,438)
Sale of common units to non-controlling interest	—	—	—	—	—	—	—	2,843	2,843
Distribution to non-controlling interest	—	—	—	—	—	—	—	(8,092)	(8,092)
Net loss	—	—	—	—	—	(56,415)	—	—	(56,415)
Balance—March 31, 2012	153,760	$461	3,407	$(20,499)	$1,252,826	$(1,316,620)	$(241)	$200,888	$116,815

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(56,415)	$(39,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	16,290	15,386
Loss on early extinguishment of debt	507	—
Purchase of Crest Royalty, net of amortization	(25,664)	—
Non-cash interest expense on 2008 Loans	—	7,695
Amortization of debt issuance and discount costs	7,165	6,984
Non-cash compensation	2,289	8,011
Non-controlling interest	(2,438)	(641)
Investment in restricted cash and cash equivalents	(26,830)	(39,725)
Other	(2,634)	(152)
Changes in operating assets and liabilities:
Accounts and interest receivable	1,169	(28,289)
Accounts payable and accrued liabilities	17,516	36,719
LNG inventory, net	3,269	(8,389)
Deferred revenue	(1,104)	(1,384)
Prepaid expenses and other	(1,816)	(5,621)
Net cash used in operating activities	(68,696)	(49,244)

Cash flows from investing activities
Investment in Cheniere Partners	(60)	—
LNG terminal and pipeline construction-in-process, net	(270)	(2,214)
Use of restricted cash and cash equivalents	784	2,263
Other	(2,499)	(181)
Net cash used in investing activities	(2,045)	(132)

Cash flows from financing activities
Sale of common stock, net	351,907	—
Repurchases and prepayments of debt	(298,000)	—
Sale of common units by Cheniere Partners	2,843	1,515
Use of restricted cash and cash equivalents	5,249	5,085
Distributions to non-controlling interest	(8,092)	(6,600)
Purchase of treasury shares	(1,798)	—
Other	(701)	(312)
Net cash provided by (used in) financing activities	51,408	(312)

Net decrease in cash and cash equivalents	(19,333)	(49,688)
Cash and cash equivalents—beginning of period	459,160	74,161
Cash and cash equivalents—end of period	$439,827	$24,473

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

Results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2012.

Certain reclassifications have been made to prior period information to conform to the current presentation.  The reclassifications had no effect on our overall consolidated financial position, results of operations or cash flows.

For further information, refer to the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011, as amended by Amendment No. 1 on Form 10-K/A.

NOTE 2—Liquidity

As of March 31, 2012, we had unrestricted cash and cash equivalents of $439.8 million available to Cheniere. In addition, we had consolidated restricted cash and cash equivalents of $205.9 million (which included cash and cash equivalents and other working capital available to Cheniere Energy Partners, L.P. ("Cheniere Partners"), in which we own an 88.7% interest, and Sabine Pass LNG, L.P. ("Sabine Pass LNG")) designated for the following purposes: $137.3 million for interest payments related to the Senior Notes described below; $3.5 million for Sabine Pass LNG's working capital; $55.9 million for Cheniere Partners' working capital; and $9.2 million for other restricted purposes.

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

In September 2011, we initiated an at-the-market program to sell up to 10 million shares of our common stock. We did not sell any shares of our common stock in connection with the at-the-market program during the three months ended March 31, 2012.

In March 2012, we sold 24.2 million shares of Cheniere common stock in an underwritten public offering for net cash proceeds of approximately $351.9 million. We believe that we will have sufficient unrestricted cash, liquid assets, cash generated from our operations and proceeds from capital market transactions to satisfy our debt obligations and fund our operations for at least the next 12 months. We may use a portion of our unrestricted cash and cash equivalents in order to satisfy our principal payment on our Convertible Senior Unsecured Notes due in August 2012.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 3—Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of cash and cash equivalents that are contractually restricted as to usage or withdrawal, as follows:

Senior Notes Debt Service Reserve

Sabine Pass LNG has consummated private offerings of an aggregate principal amount of $2,215.5 million of Senior Notes (See Note 8—"Debt and Debt—Related Parties" ). Under the indenture governing the Senior Notes (the "Sabine Pass Indenture"), except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied, including that there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture.

As of March 31, 2012 and December 31, 2011, we classified $54.9 million and $13.7 million, respectively, as current restricted cash and cash equivalents for the payment of interest due within twelve months. As of March 31, 2012 and December 31, 2011, we classified the permanent debt service reserve fund of $82.4 million as non-current restricted cash and cash equivalents. These cash accounts are controlled by a collateral trustee and, therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

Other Restricted Cash and Cash Equivalents

As of March 31, 2012 and December 31, 2011, $59.4 million and $81.4 million, respectively, of current restricted cash and cash equivalents were primarily related to cash and cash equivalents held by Sabine Pass LNG and Cheniere Partners that were considered restricted to Cheniere.  As of March 31, 2012 and December 31, 2011, due to various other contractual restrictions, $8.7 million and $6.4 million had been classified as current restricted cash and cash equivalents, respectively, and $0.5 million had been classified as non-current restricted cash and cash equivalents on our Consolidated Balance Sheets.

NOTE 4—Variable Interest Entity

In 2010, Cheniere Marketing, LLC ("Cheniere Marketing") entered into various agreements ("LNGCo Agreements") with JPMorgan LNG Co. ("LNGCo") under which Cheniere Marketing has agreed to develop and maintain commercial and trading opportunities in the LNG industry and present any such opportunities exclusively to LNGCo. Cheniere Marketing also agreed to provide, or arrange for the provision of, all of the operations and administrative services required by LNGCo in connection with any LNG cargoes purchased by LNGCo, including negotiating agreements and arranging for transporting, receiving, storing, hedging and regasifying LNG cargoes. Cheniere Marketing does not have the authority to contractually bind LNGCo under the LNGCo Agreements. In the event LNGCo declines to purchase an LNG cargo presented to it by Cheniere Marketing under the LNGCo Agreements, Cheniere Marketing may pursue the opportunity on its own behalf or present it to third parties. In March 2012, Cheniere Marketing and LNGCo amended their LNGCo Agreements to extend the term until April 2014; however, either party may terminate the agreements without penalty prior to such date. In return for the services to be provided by Cheniere Marketing, LNGCo will pay a fixed fee to Cheniere Marketing and may pay additional fees depending upon the gross margin of each transaction.

During the three months ended March 31, 2012 and 2011, we recognized $2.6 million and $2.4 million, respectively, of marketing and trading revenues from LNGCo. As of March 31, 2012, the carrying amount of Cheniere Marketing’s assets relating to LNGCo, which is equivalent to Cheniere Marketing's maximum exposure to loss, was $2.6 million.  A portion of this $2.6 million represents our fixed fee receivable and is reported as accounts and interest receivable on our consolidated financial statements, and the remaining portion represents our margin deposit receivable and is reported as prepaid expense and other current assets on our consolidated financial statements and is to be paid to Cheniere Marketing upon the completion or termination of the LNGCo Agreements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 5—Property, Plant and Equipment

Property, plant and equipment consists of LNG terminal and natural gas pipeline costs, LNG site and related costs, investments in oil and gas properties, and fixed assets, as follows (in thousands):

	March 31,	December 31,
	2012	2011
LNG terminal costs
LNG terminal	$1,647,582	$1,647,107
LNG terminal construction-in-process	39,422	39,010
LNG site and related costs, net	4,980	4,982
Accumulated depreciation	(135,674)	(125,108)
Total LNG terminal costs, net	$1,556,310	$1,565,991

Natural gas pipeline costs
Natural gas pipeline	$564,022	$564,021
Natural gas pipeline construction-in-process	2,427	2,427
Pipeline right-of-ways	18,455	18,455
Accumulated depreciation	(56,590)	(52,878)
Total natural gas pipeline costs	$528,314	$532,025

Oil and gas properties, successful efforts method
Proved	$4,170	$4,170
Accumulated depreciation, depletion and amortization	(3,094)	(3,033)
Total oil and gas properties, net	$1,076	$1,137

Fixed assets
Computer and office equipment	$6,114	$5,952
Furniture and fixtures	4,057	4,057
Computer software	12,647	12,601
Leasehold improvements	7,318	7,318
Other	2,778	1,892
Accumulated depreciation	(25,818)	(23,844)
Total fixed assets, net	$7,096	$7,976
Property, plant and equipment, net	$2,092,796	$2,107,129

LNG Terminal Costs

Depreciation expense related to the Sabine Pass LNG terminal totaled $10.6 million and $10.7 million for the three months ended March 31, 2012 and 2011, respectively.

Natural Gas Pipeline Costs

Depreciation expense related to the Creole Trail Pipeline totaled $3.7 million for each of the three months ended March 31, 2012 and 2011.

Fixed Assets

Depreciation expense related to our fixed assets totaled $2.0 million and $0.8 million for the three months ended March 31, 2012 and 2011, respectively.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 6—Non-controlling Interest

We have consolidated certain partnerships because we have a controlling interest in these ventures. Therefore, the entities’ financial statements are consolidated in our consolidated financial statements and the entities’ other equity is recorded as a non-controlling interest. The following table sets forth the components of our non-controlling interest balance since inception attributable to third-party investors’ interests at March 31, 2012 (in thousands):

Net proceeds from Cheniere Partners’ issuance of common units (1)	$153,636
Net proceeds from Holdings’ sale of Cheniere Partners common units (2)	203,946
Distributions to Cheniere Partners’ non-controlling interest (3)	(129,115)
Non-controlling interest share of loss of Cheniere Partners	(27,579)
Non-controlling interest at March 31, 2012	$200,888

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

In January 2011, Cheniere Partners initiated an at-the-market program to sell up to 1.0 million common units, the proceeds from which would be used primarily to fund development costs associated with its proposed liquefaction project at the Sabine Pass LNG terminal. As of December 31, 2011, Cheniere Partners had sold 0.5 million common units with net proceeds of $9.0 million. During the three months ended March 31, 2012, Cheniere Partners sold 0.1 million common units with net proceeds of $2.8 million related to this at-the-market program.
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

(3)
Cash distributions to the non-controlling interest are recorded directly against the non-controlling interest on our Consolidated Balance Sheets. There is no obligation beyond what is reflected in our consolidated financial statements to fund or absorb such distributions to the non-controlling interest. If in the future the non-controlling interest on our Consolidated Balance Sheets is reduced to zero, these distributions may increase the loss allocated to us.

NOTE 7—Accrued Liabilities

As of March 31, 2012 and December 31, 2011, accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011
Accrued interest expense and related fees	$61,344	$35,884
Payroll	5,442	19,321
LNG liquefaction costs	12,121	1,702
LNG terminal costs	1,632	1,122
Other accrued liabilities	4,708	5,045
Accrued liabilities	$85,247	$63,074

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 8—Debt and Debt—Related Parties

As of March 31, 2012 and December 31, 2011, our debt consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011
Current debt
2007 Term Loan	$—	$298,000
Convertible Senior Unsecured Notes	204,630	204,630
Total current debt	204,630	502,630
Current debt discount
Convertible Senior Unsecured Notes	(5,737)	(9,906)
Total current debt, net of discount	$198,893	$492,724

Long-term debt (including related parties)
Senior Notes	$2,215,500	$2,215,500
2008 Loans (including related parties)	282,293	282,293
Total long-term debt	2,497,793	2,497,793
Long-term debt discount
Senior Notes	(21,908)	(23,082)
Total long-term debt (including related parties), net of discount	$2,475,885	$2,474,711

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

In January 2012, we repaid in full the entire outstanding principal balance of the 2007 Term Loan due May 31, 2012. We used a portion of the net proceeds from the public offering of common stock in December 2011 to repay in full the outstanding principal balance of the $298.0 million 2007 Term Loan. The aggregate repayment amount was $298.2 million, including the outstanding principal amount and accrued interest through January 5, 2012.

Convertible Senior Unsecured Notes

In July 2005, we consummated a private offering of $325.0 million aggregate principal amount of Convertible Senior Unsecured Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended ("the Securities Act"). The notes bear interest at a rate of 2¼% per year. The notes are convertible at any time into our common stock under certain circumstances at an initial conversion rate of 28.2326 shares per $1,000 principal amount of the notes, which is equal to a conversion price of approximately$35.42 per share. As of March 31, 2012, no holders had elected to convert their notes at the conversion rate.

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

We adopted on January 1, 2009 an accounting standard that requires issuers of certain convertible debt instruments to separately account for the liability component and the equity component represented by the embedded conversion option in a manner that will reflect that entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. The fair value of the embedded conversion option at the date of issuance of the Convertible Senior Unsecured Notes was determined to be $134.0 million and has been recorded as a debt discount to the Convertible Senior Unsecured Notes, with a corresponding adjustment to additional paid-in capital. At March 31, 2012, the unamortized debt discount to the Convertible Senior Unsecured Notes was $5.7 million.

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

Under the Sabine Pass Indenture, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the three months ended March 31, 2012 and 2011, Sabine Pass LNG made distributions of $69.4 million and $75.2 million, respectively, after satisfying all the applicable conditions in the Sabine Pass Indenture.

2008 Loans (Including Related Parties)

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

In June 2010, the 2008 Loans were amended to permit all funds on deposit in a terminal use agreement ("TUA") reserve payment account to be applied to the prepayment of the accrued interest on the loans outstanding under the 2008 Loans, with any remainder to be applied to the prepayment of the principal balance of such 2008 Loans. As a result, $63.6 million from the TUA reserve account was used to prepay $60.9 million of accrued interest and $2.7 million of principal of the 2008 Loans.

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

The outstanding principal amount of the 2008 Loans held by Scorpion Capital Partners, LP ("Scorpion"), the holder of 3.4% of the 2008 Loans as of March 31, 2012, is exchangeable for shares of Cheniere common stock at a price of $5.00 per share pursuant to an amendment to the 2008 Loans adopted in September 2011. No portion of any accrued interest is eligible for exchange into Cheniere common stock. On June 16, 2011, our stockholders approved a proposal to permit Scorpion to exchange its 2008 Loans for common stock, to hold such shares of common stock, and to allow Scorpion to vote the common stock as any other stockholder. The portion of outstanding principal amount of the 2008 Loans for Scorpion is classified as related party long-term debt on our consolidated financial statements because Scorpion is an affiliate of one of Cheniere's directors. As of March 31, 2012 and December 31, 2011, we classified $9.6 million of the 2008 Loans as part of Long-Term Debt—Related Parties on our Consolidated Balance Sheets because a related party then held these portions of this debt.

NOTE 9—Financial Instruments

Derivative Instruments

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

The fair values of our derivative instruments are based on inputs that are quoted prices in active markets for similar assets or liabilities, resulting in Level 2 categorization of such measurements. The following table (in thousands) sets forth, by level within the fair value hierarchy, the fair value of our derivative instruments assets and liabilities at March 31, 2012:

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
LNG Inventory Derivatives asset (1)	$—	$1,942	$—	$1,942
Fuel Derivatives liability (2)	—	(1,577)	—	(1,577)

(1)
LNG Inventory Derivatives asset is classified as other current assets on our Consolidated Balance Sheets. Changes in the fair value of LNG Inventory Derivatives are recorded in marketing and trading revenues on our Consolidated Statements of Operations. We recorded marketing and trading revenues of $1.9 million and marketing and trading losses of $0.6 million related to LNG Inventory Derivatives in the three months ended March 31, 2012 and 2011, respectively.

(2)
Fuel Derivatives liability is classified as other current liabilities on our Consolidated Balance Sheets. Changes in the fair value of Fuel Derivatives are classified as derivative gain (loss) on our Consolidated Statements of Operations. We recorded derivative loss of $0.8 million and zero related to Fuel Derivatives in the three months ended March 31, 2012 and 2011, respectively.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Other Financial Instruments

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

Financial Instruments (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Notes (1)	$550,000	$577,500	$550,000	$555,500
2016 Notes, net of discount (1)	1,643,592	1,762,752	1,642,418	1,650,630
Convertible Senior Unsecured Notes, net of discount (2)	198,893	197,451	194,724	186,740
2007 Term Loan (3)	—	—	298,000	292,728
2008 Loans (4)	282,293	282,293	282,293	282,293

(1)
The Level 2 estimated fair value of the Senior Notes, net of discount, was based on quotations obtained from broker-dealers who make markets in these and similar instruments based on the closing trading prices on March 31, 2012 and December 31, 2011, as applicable.

(2)	The Level 2 estimated fair value of our Convertible Senior Unsecured Notes was based on the closing trading prices on March 31, 2012 and December 31, 2011, as applicable.

(3)
The 2007 Term Loan was closely held by few holders, and purchases and sales were infrequent and were conducted on a bilateral basis without price discovery by us.  This loan was not rated and had unique covenants and collateral packages such that comparisons to other instruments were imprecise. Nonetheless, we provided an estimate of the fair value of this loan as of December 31, 2011 based on an index of the yield to maturity of CCC rated debt of other companies in the energy sector, resulting in Level 3 categorization. In January 2012, the 2007 Term Loan was paid in full.

(4)
In December 2010, the 2008 Loans were amended to, among other things: eliminate the "put rights" which had allowed the lenders to demand repayment of the 2008 Loans on the third, fifth, and seventh anniversaries thereof; allow for the early prepayment of the 2008 Loans; allow Cheniere for a limited period to sell Cheniere Partners common units held as collateral and prepay the 2008 Loans with the proceeds; and release restrictions on prepayments of other indebtedness of Cheniere as certain conditions are met. In addition, 96.6% of the lenders agreed to terminate their rights to exchange the 2008 Loans for Series B Preferred Stock of Cheniere. Pursuant to an amendment to the 2008 Loans adopted in September 2011, the outstanding principal amount of the 2008 Loans held by Scorpion is exchangeable for shares of Cheniere common stock at a price of $5.00 per share. The Level 3 estimated fair value of the 2008 Loans as of March 31, 2012 and December 31, 2011 was determined to be the same as the carrying amount due to our ability to call the debt (other than the debt held by Scorpion) at anytime without penalty or a make-whole payment for an early redemption.

NOTE 10—Income Taxes

We are not presently a domestic taxpayer and have not recorded a net liability for federal or state income taxes in any of the periods included in the accompanying financial statements. However, we are presently an international taxpayer and have recorded a net liability of $6 thousand for international income taxes in the current quarter. Our Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 include no income tax benefits.

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

The following table reconciles basic and diluted weighted average common shares outstanding for the three months ended March 31, 2012 and 2011 (in thousands except for loss per share):

	Three Months Ended
	March 31,
	2012	2011
Weighted average common shares outstanding:
Basic	131,107	66,950
Dilutive common stock options (1)	—	—
Dilutive Convertible Senior Unsecured Notes (2)	—	—
Dilutive 2008 Loans (3)	—	—
Diluted	131,107	66,950

Basic and diluted net loss per share attributable to common stockholders	$(0.43)	$(0.60)

(1)
Stock options, phantom stock and unvested stock of 2.6 million shares representing securities that could potentially dilute basic EPS in the future, were not included in the diluted net loss per share computations for the three months ended March 31, 2012, because they would have been anti-dilutive. Stock options, phantom stock and unvested stock of 8.5 million shares representing securities that could potentially dilute basic EPS in the future, were not included in the diluted net loss per share computations for the three months ended March 31, 2011, because they would have been anti-dilutive.

(2)
Common shares of 5.8 million issuable upon conversion of the Convertible Senior Unsecured Notes for each of the three months ended March 31, 2012 and 2011 were not included in the diluted net loss per share computation because the computation of diluted net loss per share attributable to common stockholders utilizing the "if-converted" method would be anti-dilutive.

(3)
Common shares of 1.7 million issuable upon exchange of the 2008 Loans for each of the three months ended March 31, 2012 and 2011, were not included in the diluted computation because the computation of diluted net loss per share attributable to common stockholders utilizing the "if-converted" method would be anti-dilutive.

NOTE 12—Supplemental Cash Flow Information and Disclosures of Non-Cash Transactions

The following table provides supplemental disclosure of cash flow information (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Cash paid during the period for interest, net of amounts capitalized	$25,700	$9,412

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 13—Commitments and Contingencies

Crest Royalty

Under a settlement agreement dated as of June 14, 2001, we agreed to pay or cause certain affiliates, successors and assigns to pay a royalty, which we refer to as the Crest Royalty. This Crest Royalty is calculated based on the volume of natural gas processed through covered LNG facilities, subject to a maximum of approximately $11.0 million and a minimum of $2.0 million per production year. In 2003, Freeport LNG contractually assumed the obligation to pay the Crest Royalty for natural gas processed at Freeport LNG’s receiving terminal.  The calculation of the Crest Royalty, and the scope of Freeport LNG's assumed obligation to pay the Crest Royalty, are being litigated in a declaratory judgment and breach of contract action pending in Texas state court. In March 2012, Cheniere purchased all of the rights, title, and interest in the Crest Royalty for a purchase price of $27.5 million. The purchase of the Crest Royalty represents the acquisition of payments that would have been due in future periods, therefore we recorded the purchase as an other non-current asset on our Consolidated Balance Sheets that is being amortized over the remaining useful life of the Sabine Pass LNG and Freeport LNG terminals. We classified the portion that will be amortized over the next twelve months as an other current asset and the remaining portion as an other non-current asset on our Consolidated Balance Sheets.

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

Our LNG terminal business segment consists of the operational Sabine Pass LNG terminal, approximately 88.7% owned (at March 31, 2012) in western Cameron Parish, Louisiana on the Sabine Pass Channel and the following two other LNG terminals that are in various stages of development: Corpus Christi LNG, 100% owned, located near Corpus Christi, Texas; and Creole Trail LNG, 100% owned, located at the mouth of the Calcasieu Channel in central Cameron Parish, Louisiana.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

The following table summarizes revenues, net income (loss) from operations and total assets for each of our operating segments (in thousands):

	Segments
	LNG Terminal	Natural Gas Pipeline	LNG & Natural Gas Marketing	Corporate and Other (1)	Total Consolidation
As of or for the Three Months Ended March 31, 2012
Revenues	$67,260	$6	$2,658	$550	$70,474
Intersegment revenues (losses) (2) (3)	2,365	24	(1,431)	(958)	—
Depreciation, depletion and amortization	10,708	3,680	1,302	600	16,290
Non-cash compensation	172	34	981	1,102	2,289
Income (loss) from operations	20,254	(5,723)	(6,746)	(7,064)	721
Interest expense, net	(43,457)	(11,484)	—	(3,409)	(58,350)
Goodwill	76,819	—	—	—	76,819
Total assets	1,897,114	534,638	82,179	420,591	2,934,522
Expenditures for additions to long-lived assets	1,043	2	700	236	1,981

As of or for the Three Months Ended March 31, 2011
Revenues	$70,001	$13	$8,449	$768	$79,231
Intersegment revenues (losses) (2) (3)	4,782	11	(4,793)	—	—
Depreciation, depletion and amortization	10,840	3,754	261	531	15,386
Non-cash compensation	572	176	3,538	3,725	8,011
Income (loss) from operations	33,784	(5,496)	761	(5,483)	23,566
Interest expense, net	(43,235)	(11,229)	—	(9,690)	(64,154)
Goodwill	76,819	—	—	—	76,819
Total assets	1,928,351	550,991	72,092	12,999	2,564,433
Expenditures for additions to long-lived assets	2,561	(76)	—	72	2,557

(1)
Includes corporate activities, oil and gas exploration, development and exploitation activities and certain intercompany eliminations. Our oil and gas exploration, development and exploitation operating activities have been included in the corporate and other column due to the lack of a material impact that these activities have on our consolidated financial statements.

(2)
Intersegment revenues related to our LNG terminal segment are primarily from tug revenues from Cheniere Marketing and the receipt of 80% of gross margins earned by Cheniere Marketing in monetizing the TUA capacity of Cheniere Energy Investments, LLC ("Cheniere Investments"), a wholly owned subsidiary of Cheniere Partners, at the Sabine Pass LNG terminal in the three months ended March 31, 2012 and 2011. These LNG terminal segment intersegment revenues are eliminated with intersegment expenses in our Consolidated Statements of Operations.

(3)
Intersegment losses related to our LNG and natural gas marketing segment are primarily from Cheniere Marketing's tug costs and the payment of 80% of gross margins earned by Cheniere Marketing in monetizing the TUA capacity of Cheniere Investments at the Sabine Pass LNG terminal in the three months ended March 31, 2012 and 2011. These LNG terminal segment intersegment costs are eliminated with intersegment revenues in our Consolidated Statements of Operations.

NOTE 15—Share-Based Compensation

We have granted options to purchase common stock to employees, consultants and outside directors under the Cheniere Energy, Inc. Amended and Restated 1997 Stock Option Plan ("1997 Plan") and the Cheniere Energy, Inc. Amended and Restated 2003 Stock Incentive Plan ("2003 Plan"). We recognize our share-based payments to employees in the consolidated financial statements based on their fair values at the date of grant. The calculated fair value is recognized as expense (net of any capitalization) over the requisite service period, net of estimated forfeitures, using either the straight-line or accelerated recognition methods.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

For the three months ended March 31, 2012 and 2011, the total share-based compensation expense recognized in our net loss was $2.3 million and $8.0 million, respectively.  The effect of a change in estimated forfeitures is recognized through a cumulative adjustment included in share-based compensation cost in the period of change in estimate. We consider many factors when estimating expected forfeitures, including types of awards, employee class and historical experience.

The total unrecognized compensation cost at March 31, 2012 and December 31, 2011 relating to non-vested share-based compensation arrangements granted under the 1997 Plan and 2003 Plan was $7.5 million and $7.7 million, respectively. That cost is expected to be recognized over 4 years, with a weighted average period of 2.2 years.

We received no proceeds from the exercise of stock options in the three months ended March 31, 2012 and 2011.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Information Regarding Forward-Looking Statements

This quarterly report contains certain statements that are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical fact, included herein or incorporated herein by reference are "forward-looking statements." Included among "forward-looking statements" are, among other things:

•
statements relating to the construction or operation of each of our proposed liquefied natural gas ("LNG") terminals or our proposed pipelines or liquefaction facilities or other projects, or expansions or extensions thereof, including statements concerning the completion or expansion thereof by certain dates or at all, the costs related thereto and certain characteristics, including amounts of regasification, transportation, liquefaction and storage capacity, the number of storage tanks, LNG trains, docks, pipeline deliverability and the number of pipeline interconnections, if any;

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011, as amended by Amendment No.1 on Form 10-K/A. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. Other than as required under the securities laws, we assume no obligation to update or revise these forward-looking statements or provide reasons why actual results may differ.

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

Overview of Business

 We own and operate the Sabine Pass LNG terminal in Louisiana through our 88.7% ownership interest in and management agreements with Cheniere Energy Partners, L.P. ("Cheniere Partners") (NYSE Amex Equities: CQP), which is a publicly traded partnership that we created in 2007.  We also own and operate the Creole Trail Pipeline, which interconnects the Sabine Pass LNG terminal with natural gas markets in North America.  One of our subsidiaries, Cheniere Marketing, LLC ("Cheniere Marketing"), is marketing LNG and natural gas on its own behalf and on behalf of Cheniere Partners, and is working to monetize LNG storage and regasification capacity reserved by Cheniere Partners at the Sabine Pass LNG terminal.  Cheniere Partners is developing a project to add liquefaction capabilities at the Sabine Pass LNG terminal. We are in various stages of developing other projects, including LNG terminal and pipeline related projects, each of which, among other things, will require acceptable commercial and financing arrangements before we make a final investment decision.

Overview of Significant Events
Our significant accomplishments since January 1, 2012 include the following:

•
In January 2012, we repaid in full the entire outstanding principal balance of the 2007 Term Loan due May 31, 2012. We used a portion of the net proceeds from the public offering of common stock in December 2011 to repay the 2007 Term Loan.

•
In January 2012, Sabine Pass Liquefaction, LLC ("Sabine Pass Liquefaction"), a wholly owned subsidiary of Cheniere Partners, entered into an amended and restated LNG Sale and Purchase Agreement ("SPA") with BG Gulf Coast LNG, LLC ("BG"), a subsidiary of BG Group plc, under which BG has agreed to purchase an additional 2.0 million tonnes per annum ("mtpa") of LNG, bringing BG's total annual contract quantity to 5.5 mtpa of LNG. BG will purchase 3.5 mtpa of LNG with the commencement of train one operations and will purchase a portion of the additional 2.0 mtpa of LNG as each of trains two, three and four commences operations.

•
In January 2012, Sabine Pass Liquefaction entered into an SPA with Korea Gas Corporation ("KOGAS"), under which KOGAS agreed to purchase 182.5 million MMBtu of LNG per year (approximately 3.5 million mtpa).

•
In February 2012, Cheniere Partners entered into discussions with Blackstone Energy Partners L.P., Blackstone Capital Partners VI L.P., and certain affiliates (collectively, "Blackstone"), whereby Blackstone would fund an equity portion of the financing to develop, construct and place into service the Sabine Pass liquefaction project.

•
In March 2012, we sold 24.2 million shares of Cheniere common stock in an underwritten public offering for net cash proceeds of approximately $351.9 million. We intend to use the net proceeds from the offering for general corporate purposes, including repayment of indebtedness.

•
In April 2012, Sabine Pass Liquefaction and Sabine Pass LNG, L.P. ("Sabine Pass LNG"), a wholly owned subsidiary of Cheniere Partners, received authorization under Section 3 of the Natural Gas Act (the "Order") from the FERC to site, construct and operate facilities for the liquefaction and export of domestically produced natural gas at the Sabine Pass LNG terminal located in Cameron Parish, Louisiana. The Order authorizes the development of up to four modular LNG trains.

•
In April 2012, Cheniere Partners engaged eight financial institutions to act as Joint Lead Arrangers to assist in the structuring and arranging of up to $4 billion of debt facilities. The proceeds will be used to pay for costs of development and construction of the liquefaction project at the Sabine Pass LNG terminal, to fund the acquisition of the Creole Trail Pipeline from us and for general business purposes.

•
In April 2012, Scorpion Capital Partners, L.P. exchanged all $8.4 million of its portion of the 2008 Loans described below for 1.7 million shares of Cheniere common stock and $1.4 million in accrued interest.

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

The following table presents (in thousands) Cheniere's restricted and unrestricted cash and cash equivalents for each portion of our capital structure as of March 31, 2012. All restricted and unrestricted cash and cash equivalents held by Cheniere Partners and Sabine Pass LNG are considered restricted as to usage or withdrawal by Cheniere:

	Sabine Pass LNG		Cheniere Partners		Other Cheniere	Consolidated Cheniere
Cash and cash equivalents	$—		$—		$439,827	$439,827
Restricted cash and cash equivalents	140,860	(1)	55,907	(2)	9,148	205,915
Total	$140,860		$55,907		$448,975	$645,742

(1)	All cash and cash equivalents presented above for Sabine Pass LNG are considered restricted to us, but $3.5 million is considered unrestricted for Sabine Pass LNG.

(2)
All cash and cash equivalents presented above for Cheniere Partners are considered restricted to us, but $59.4 million is considered unrestricted for Cheniere Partners, including the $3.5 million considered unrestricted for Sabine Pass LNG.

As of March 31, 2012, we had unrestricted cash and cash equivalents of $439.8 million available to Cheniere. In addition, we had consolidated restricted cash and cash equivalents of $205.9 million (which included cash and cash equivalents and other working capital available to Cheniere Partners, in which we own an 88.7% interest, and Sabine Pass LNG) designated for the following purposes: $137.3 million for interest payments related to the Senior Notes described below; $3.5 million for Sabine Pass LNG's working capital; $55.9 million for Cheniere Partners' working capital; and $9.1 million for other restricted purposes.

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

In September 2011, we initiated an at-the-market program to sell up to 10 million shares of our common stock. We did not sell any shares of our common stock in connection with the at-the-market program during the three months ended March 31, 2012.

In March 2012, we sold 24.2 million shares of Cheniere common stock in an underwritten public offering for net cash proceeds of approximately $351.9 million. We believe that we will have sufficient unrestricted cash, liquid assets, cash generated from our operations and proceeds from capital market transactions to satisfy our debt obligations and fund our operations for at least the next 12 months. We may use a portion of our unrestricted cash and cash equivalents in order to satisfy our principal payment on our Convertible Senior Unsecured Notes due in August 2012.

LNG Terminal Business

Cheniere Partners

Our ownership interest in the Sabine Pass LNG terminal is held through Cheniere Partners. We own approximately 88.7% of Cheniere Partners in the form of 12.0 million common units, 135.4 million subordinated units and a 2% general partner interest. Cheniere Partners owns a 100% interest in Sabine Pass LNG, which is operating the Sabine Pass LNG terminal, and a 100% interest in Sabine Pass Liquefaction, which is developing a liquefaction project at the Sabine Pass LNG terminal.

We receive quarterly equity distributions from Cheniere Partners, and we receive management fees for managing Sabine Pass LNG and Cheniere Partners. For the three months ended March 31, 2012, we received $5.1 million in distributions on our common units, no distributions on our subordinated units and $0.3 million in distributions on our general partner interest. During the three months ended March 31, 2012, we received fees of $2.7 million and $2.0 million under our management agreements with Cheniere Partners and Sabine Pass LNG, respectively.

Cheniere Partners' common unit and general partner distributions are being funded from cash flows generated by Sabine Pass LNG's two third-party terminal use agreement ("TUA") customers. The subordinated unit distributions that we received in 2010 were funded from cash flows generated by Sabine Pass LNG's TUA with Cheniere Marketing. Effective July 1, 2010, Cheniere Marketing assigned its TUA with Sabine Pass LNG for 2.0 Bcf/d of regasification capacity at the Sabine Pass LNG terminal to Cheniere Energy Investments, LLC ("Cheniere Investments"), a wholly owned subsidiary of Cheniere Partners. As a result of Cheniere Marketing's assignment of its TUA to Cheniere Investments, we have not received distributions on our subordinated units since the distribution made with respect to the quarter ended March 31, 2010.

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

In January 2011, Cheniere Partners initiated an at-the-market program to sell up to 1.0 million common units, the proceeds from which are used primarily to fund development costs associated with its proposed liquefaction project at the Sabine Pass LNG terminal. As of December 31, 2011, Cheniere Partners had sold 0.5 million common units with net proceeds of $9.0 million. During the three months ended March 31, 2012, Cheniere Partners sold 0.1 million common units with net proceeds of $2.8 million.

In September 2011, Cheniere Partners sold 3.0 million common units in an underwritten public offering and 1.1 million common units to Cheniere Common Units Holding, LLC at a price of $15.25 per common unit. Cheniere Partners received net proceeds of $43.3 million and $16.4 million from the public offering and Cheniere Common Units Holding, LLC sale, respectively, that it is using for general business purposes, including development costs associated with its proposed liquefaction project at the Sabine Pass LNG terminal.

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

In November 2011, Sabine Pass Liquefaction entered into a lump-sum turnkey engineering procurement and construction agreement with Bechtel Oil, Gas and Chemicals, Inc. ("Bechtel") for construction of LNG trains 1 and 2 of the liquefaction project for $3.9 billion. The contract price is only subject to adjustment by change order, including by Bechtel if it is adversely affected as a result of a delay in the commencement of construction beyond March 31, 2012.

As of March 31, 2012, Cheniere Partners had recorded $64.9 million of development expense relating to the proposed liquefaction facilities using our cash from operations and equity proceeds from the issuance of 4.1 million common units in September 2011. We expect to finance the construction costs of the proposed liquefaction project from a combination of project financing and debt and equity offerings.

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

LNG and Natural Gas Marketing Business

The accounting treatment for LNG inventory differs from the treatment for derivative positions such that the economics of Cheniere Marketing's activities are not transparent in our consolidated financial statements until all LNG inventory is sold and all derivative positions are settled. Our LNG inventory is recorded as an asset at cost and is subject to lower of cost or market ("LCM") adjustments at the end of each reporting period. The LCM adjustment market price is based on period-end natural gas spot prices, and any gain or loss from an LCM adjustment is recorded in our earnings at the end of each period. Revenue and cost of goods sold are not recognized in our earnings until the LNG is sold. Generally, our unrealized derivatives positions at the end of each period extend into the future to hedge the cash flow from future sales of our LNG inventory or to take market positions and hedge exposure associated with LNG and natural gas. These positions are measured at fair value, and we record the gains and losses from the change in their fair value currently in earnings. Thus, earnings from changes in the fair value of our derivatives may not be offset by losses from LCM adjustments to our LNG inventory because the LCM adjustments that may be made to LNG inventory are based on period-end spot prices that are different from the time periods of the prices used to determine the fair value of our derivatives. Any losses from changes in the fair value of our derivatives will not be offset by gains until the LNG is actually sold.

LNGCo Agreements

In 2010, Cheniere Marketing entered into various agreements ("LNGCo Agreements") with JPMorgan LNG Co. ("LNGCo") under which Cheniere Marketing has agreed to develop and maintain commercial and trading opportunities in the LNG industry and present any such opportunities exclusively to LNGCo. Cheniere Marketing also agreed to provide, or arrange for the provision of, all of the operations and administrative services required by LNGCo in connection with any LNG cargoes purchased by LNGCo, including negotiating agreements and arranging for transporting, receiving, storing, hedging and regasifying LNG cargoes. Cheniere Marketing does not have the authority to contractually bind LNGCo under the LNGCo Agreements. In the event LNGCo declines to purchase an LNG cargo presented to it by Cheniere Marketing under the LNGCo Agreements, Cheniere Marketing may pursue the opportunity on its own behalf or present it to third parties. In March 2012, Cheniere Marketing and LNGCo amended their LNGCo Agreements to extend the term until April 2014; however, either party may terminate the agreements without penalty prior to such date. In return for the services to be provided by Cheniere Marketing, LNGCo will pay a fixed fee to Cheniere Marketing and may pay additional fees depending upon the gross margin of each transaction.

During the three months ended March 31, 2012 and 2011, we recognized $2.6 million and $2.4 million, respectively, of marketing and trading revenues from LNGCo. As of March 31, 2012, the carrying amount of Cheniere Marketing’s assets relating to LNGCo, which is equivalent to Cheniere Marketing's maximum exposure to loss, was $2.6 million.  A portion of this $2.6 million represents our fixed fee receivable and is reported as accounts and interest receivable on our consolidated financial statements, and the remaining portion represents our margin deposit receivable and is reported as prepaid expense and other current assets on our consolidated financial statements and is to be paid to Cheniere Marketing upon the completion or termination of the LNGCo Agreements.

Corporate and Other Activities

We are required to maintain corporate general and administrative functions to serve our business activities described above.

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the three months ended March 31, 2012 and 2011. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Three Months Ended
	March 31,
	2012	2011
Sources of cash and cash equivalents
Sale of common stock, net	$351,907	$—
Sale of common units by Cheniere Partners	2,843	1,515
Use of restricted cash and cash equivalents	6,033	7,348
Total sources of cash and cash equivalents	360,783	8,863

Uses of cash and cash equivalents
Repurchases and prepayments of debt	(298,000)	—
Operating cash flow	(68,696)	(49,244)
Distributions to non-controlling interest	(8,092)	(6,600)
LNG terminal and pipeline construction-in-process, net	(270)	(2,214)
Purchase of treasury shares	(1,798)	—
Other	(3,260)	(493)
Total uses of cash and cash equivalents	(380,116)	(58,551)

Net decrease in cash and cash equivalents	(19,333)	(49,688)
Cash and cash equivalents—beginning of year	459,160	74,161
Cash and cash equivalents—end of year	$439,827	$24,473

Sale of Common Stock, net

In March 2012, we sold 24.2 million shares of Cheniere common stock in an underwritten public offering at a price of $15.10 per share for net cash proceeds of approximately $351.9 million. We intend to use the net proceeds from the offering for general corporate purposes, including repayment of indebtedness.

Sale of Common Units by Cheniere Partners

In January 2011, Cheniere Partners initiated an at-the-market program to sell up to 1.0 million common units, the proceeds from which have primarily been used to fund development costs associated with Cheniere Partners' proposed liquefaction project at the Sabine Pass LNG terminal. During the three months ended March 31, 2012, Cheniere Partners received $2.8 million in net proceeds from its sale of common units related to this at-the-market program. During the three months ended March 31, 2011, Cheniere Partners received $1.5 million in net proceeds from its sale of common units related to this at-the-market program.

Repurchases and Prepayments of Debt

In January 2012, we repaid in full the entire outstanding principal balance of the 2007 Term Loan due May 31, 2012. We used a portion of the net proceeds from the public offering of Cheniere common stock in December 2011 to repay the 2007 Term Loan.

Operating Cash Flow

Net cash used in operations was $68.7 million and $49.2 million during the three months ended March 31, 2012 and 2011, respectively. Net cash used in operations related primarily to the general administrative overhead costs, pipeline operations costs and LNG and natural gas marketing overhead, offset by earnings from our LNG and natural gas marketing business. The increase in cash used in operations in the three months ended March 31, 2012 is primarily a result of the purchase of the Crest Royalty in March 2012.

Debt Agreements

The following table (in thousands) and the explanatory paragraphs following the table summarize our various debt agreements as of March 31, 2012:

	Sabine Pass LNG, L.P.	Cheniere Energy Partners, L.P.	Other Cheniere Energy, Inc.	Consolidated Cheniere Energy, Inc.
Current debt
Convertible Senior Unsecured Notes	$—	$—	$204,630	$204,630
Total current debt	—	—	204,630	204,630
Current debt discount
Convertible Senior Unsecured Notes (1)	—	—	(5,737)	(5,737)
Current debt, net of discount	$—	$—	$198,893	$198,893

Long-term debt (including related party)
Senior Notes	$2,215,500	$—	$—	$2,215,500
2008 Loans (including related party)	—	—	282,293	282,293
Total long-term debt	2,215,500	—	282,293	2,497,793
Long-term debt discount
Senior Notes (2)	(21,908)	—	—	(21,908)
Long-term debt (including related party), net of discount	$2,193,592	$—	$282,293	$2,475,885

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

Convertible Senior Unsecured Notes

In July 2005, we consummated a private offering of $325.0 million aggregate principal amount of convertible senior unsecured notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act (the "Convertible Senior Unsecured Notes"). The notes bear interest at a rate of 2¼% per year. The notes are convertible at any time into our common stock under certain circumstances at an initial conversion rate of 28.2326 shares per $1,000 principal amount of the notes, which is equal to a conversion price of approximately $35.42 per share. As of March 31, 2012, no holders had elected to convert their notes at the conversion rate.

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

As discussed in Note 8—"Debt and Debt—Related Parties" of our Notes to Consolidated Financial Statements, we adopted on January 1, 2009 an accounting standard that requires issuers of certain convertible debt instruments to separately account for the liability component and the equity component represented by the embedded conversion option in a manner that will reflect that entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. The fair value of the embedded conversion option at the date of issuance of the Convertible Senior Unsecured Notes was determined to be $134.0 million and has been recorded as a debt discount to the Convertible Senior Unsecured Notes, with a corresponding adjustment to additional paid-in capital. At March 31, 2012, the unamortized debt discount to the Convertible Senior Unsecured Notes was $5.7 million.

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

Under the Sabine Pass Indenture, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the three months ended March 31, 2012 and March 31, 2011, Sabine Pass LNG made distributions to Cheniere Partners of $69.4 million and $75.2 million, respectively, after satisfying all of the applicable conditions in the Sabine Pass Indenture.

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

The outstanding principal amount of the 2008 Loans held by Scorpion Capital Partners, L.P. ("Scorpion"), the holder of 3.4% of the 2008 Loans as of March 31, 2012, is exchangeable for shares of Cheniere common stock at a price of $5.00 per share pursuant to an amendment to the 2008 Loans adopted in September 2011. No portion of any accrued interest is eligible for exchange into Cheniere common stock. On June 16, 2011, our stockholders approved a proposal to permit Scorpion to exchange its 2008 Loans for common stock, to hold such shares of common stock, and to allow Scorpion to vote the common stock as any other stockholder. The portion of outstanding principal amount of the 2008 Loans for Scorpion is classified as related party long-term debt on our consolidated financial statements because Scorpion is an affiliate of one of Cheniere's directors. As of March 31, 2012 and December 31, 2011, we classified $9.6 million of the 2008 Loans as part of Long-Term Debt—Related Parties on our Consolidated Balance Sheets because a related party then held these portions of this debt. In April 2012, Scorpion exchanged all $8.4 million of its loan for 1.7 million shares of Cheniere common stock and $1.4 million in accrued interest.

Issuances of Common Stock

During the three months ended March 31, 2012 and 2011, no shares of our common stock were issued pursuant to the exercise of stock options.  During three months ended March 31, 2012 and 2011, we issued 0.1 million and 2.2 million shares, respectively, of restricted stock to new and existing employees.

Results of Operations

Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011

Overall Operations

Our consolidated net loss was $56.4 million, or $0.43 per share (basic and diluted), in the three months ended March 31, 2012, compared to a net loss of $39.8 million, or $0.60 per share (basic and diluted), in the three months ended March 31, 2011. This increase in net loss was primarily a result of increased LNG terminal and pipeline development expense and decreased LNG and natural gas marketing and trading revenues, which was partially offset by decreased interest expense.

LNG Terminal and Pipeline Development Expense

Our LNG terminal and pipeline development expenses primarily include professional costs associated with front-end engineering and design work, obtaining regulatory approvals authorizing construction of our facilities and other required permitting for our planned LNG terminals and natural gas pipelines.

LNG terminal and pipeline development expenses increased $13.4 million, from $8.4 million in the three months ended March 31, 2011 to $21.8 million in the three months ended March 31, 2012. This increase primarily resulted from costs incurred to develop the liquefaction project at the Sabine Pass LNG terminal.

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

	Three Month Period Ended
	March 31,
	2012	2011
Physical LNG and natural gas sales, net of costs	$(596)	$6,700
Inventory lower-of-cost-or-market write-downs	(1,143)	—
Gain from derivatives	1,859	(606)
Other energy trading activities	2,538	2,355
Total LNG and natural gas marketing revenues	$2,658	$8,449

LNG and natural gas marketing and trading revenues decreased $5.7 million, from $8.4 million in the three months ended March 31, 2011 to $2.7 million in the three months ended March 31, 2012. The $5.7 million decrease in marketing and trading revenues is primarily a result of less LNG export cargo sales and lower-of-cost-or-market adjustments on our LNG inventory in the three months ended March 31, 2012. Other energy trading activities primarily consist of our agreements with LNGCo that became effective on April 1, 2010. During the three months ended March 31, 2012 and 2011, we recognized $2.5 million and $2.4 million, respectively, of marketing and trading revenues from LNGCo.

Interest Expense, net

Interest expense, net of amounts capitalized, decreased $5.8 million, from $64.2 million in the three months ended March 31, 2011 to $58.4 million in the three months ended March 31, 2012. This decrease in interest expense resulted from the reduction of our indebtedness during the first quarter of 2012.

Off-Balance Sheet Arrangements

As of March 31, 2012, we had no "off-balance sheet arrangements" that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Summary of Critical Accounting Policies and Estimates

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives but involve an implementation and interpretation of existing rules, and the use of judgment, to apply the accounting rules to the specific set of circumstances existing in our business. In preparing our consolidated financial statements in conformity with generally accepted accounting principles in the United States ("GAAP"), we endeavor to comply with all applicable rules on or before their adoption, and we believe that the proper implementation and consistent application of the accounting rules are critical. However, not all situations are specifically addressed in the accounting literature. In these cases, we must use our best judgment to adopt a policy for accounting for these situations. We accomplish this by analogizing to similar situations and the accounting guidance governing them. There have been no significant changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, as amended by Amendment No. 1 on Form 10-K/A.

Recent Accounting Standards

In May 2011, the Financial Accounting Standards Board ("FASB") issued guidance that further addresses fair value measurement accounting and related disclosure requirements.  The guidance clarifies the FASB's intent regarding the application of existing fair value measurement and disclosure requirements, changes the fair value measurement requirements for certain financial instruments, and sets forth additional disclosure requirements for other fair value measurements.  The guidance is to be applied prospectively and is effective for periods beginning after December 15, 2011.  We adopted this guidance effective January 1, 2012.  The adoption of this guidance did not have an impact on our consolidated financial position, results of operations or cash flows, as it only expanded disclosures.

In June 2011, the FASB amended current comprehensive income guidance. The amended guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. Also, in December 2011, FASB issued an accounting standard update to abrogate the requirement for presentation in the income statement of the effect on net income of reclassification adjustments out of AOCI as required in FASB's June 2011 amendment.  We adopted this guidance effective January 1, 2012. The adoption of this guidance did not have an impact on our consolidated financial position, results of operations or cash flows as it only required a change in the format of the current presentation.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our Consolidated Balance Sheets.

Marketing and Trading Commodity Price Risk

We have entered into certain derivative instruments to economically hedge the price risk attributable to future purchases of natural gas to be utilized as fuel to operate the Sabine Pass LNG terminal ("Fuel Derivatives") and to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory ("LNG Inventory Derivatives"). We use one-day value at risk ("VaR") with a 95% confidence interval and other methodologies for market risk measurement and control purposes. The VaR is calculated using the Monte Carlo simulation method. The table below provides information about our derivative financial instruments that are sensitive to changes in natural gas prices as of March 31, 2012 (in thousands, except for volume and price range data).

Hedge Description	Hedge Instrument	Contract Volumes (MMBtu)	Price Range ($/MMBtu)	Final Hedge Maturity Date	Fair Value ($)	VaR ($)
LNG Inventory Derivatives	Fixed price natural gas swaps	3,692,500	$2.255 - $4.442	January 2013	$1,942	$12
Fuel Derivatives	Fixed price natural gas swaps	1,069,500	$3.390 - $5.002	April 2013	(1,577)	96

Item 4.        Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.        Other Information

Item 1.        Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of March 31, 2012, there were no threatened or pending legal matters that would have a material impact on our consolidated results of operations, financial position or cash flows.

Item 6.        Exhibits

Exhibit No.	Description
10.1
Tenth Amendment to Credit Agreement, dated January 5, 2012, by Cheniere Common Units Holding, LLC, the Loan Parties (as defined therein), the Lenders (as defined therein) and The Bank of New York Mellon, as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K (SEC File No. 001-16383), filed on February 24, 2012)

10.2
Amended and Restated LNG Sale and Purchase Agreement (FOB), dated January 25, 2012, between Sabine Pass Liquefaction, LLC (Seller) and BG Gulf Coast LNG, LLC (Buyer). (Incorporated by reference to Exhibit 10.1 to Cheniere Partners' Current Report on Form 8-K (SEC File No. 001-33366), filed on January 26, 2012)

10.3
LNG Sale and Purchase Agreement (FOB), dated January 30, 2012, between Sabine Pass Liquefaction, LLC (Seller) and Korea Gas Corporation (Buyer). (Incorporated by reference to Exhibit 10.1 to Cheniere Partners' Current Report on Form 8-K (SEC File No. 1-33366), filed on January 30, 2012)

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

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

CHENIERE ENERGY, INC.

/s/ JERRY D. SMITH
Jerry D. Smith Vice President and Chief Accounting Officer (on behalf of the registrant and as principal accounting officer)

Date:	May 4, 2012