Form 10-Q
period 2012-06-30
CHENIERE ENERGY INC
filed 2012-08-03
CIK 3570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2012
OR
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

214,392,980 shares of the registrant’s Common Stock, $0.003 par value, were issued and outstanding as of July 23, 2012.

CHENIERE ENERGY, INC.
INDEX TO FORM 10-Q

i

Part I.        Financial Information

Item 1.	Consolidated Financial Statements
CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2012	2011
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$137,885	$459,160
Restricted cash and cash equivalents	491,299	102,165
Accounts and interest receivable	4,724	3,043
LNG inventory	2,319	6,562
Prepaid expenses and other	19,103	20,522
Total current assets	655,330	591,452

Non-current restricted cash and cash equivalents	82,892	82,892
Property, plant and equipment, net	2,125,693	2,107,129
Debt issuance costs, net	15,480	33,356
Goodwill	76,819	76,819
Intangible LNG assets	4,356	4,782
Other	67,760	18,895
Total assets	$3,028,330	$2,915,325

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Current debt, net of discount	$203,176	$492,724
Accrued liabilities	57,752	63,074
Deferred revenue	25,148	26,628
Accounts payable	11,357	1,103
Other	708	1,431
Total current liabilities	298,141	584,960

Long-term debt, net of discount	2,194,765	2,465,113
Long-term debt-related parties, net of discount	—	9,598
Long-term deferred revenue	23,500	25,500
Other non-current liabilities	3,015	3,146

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $0.0001 par value, 5.0 million shares authorized, none issued	—	—
Common stock, $0.003 par value
Authorized: 480.0 million shares and 240.0 million shares at June 30, 2012 and December 31, 2011, respectively
Issued and outstanding: 186.4 million shares and 129.5 million shares at June 30, 2012 and December 31, 2011, respectively	559	389
Treasury stock: 3.6 million shares and 3.4 million shares at June 30, 2012 and December 31, 2011, respectively, at cost	(23,340)	(20,195)
Additional paid-in-capital	1,730,987	898,702
Accumulated deficit	(1,389,660)	(1,260,205)
Accumulated other comprehensive loss	(274)	(258)
Total stockholders' equity (deficit)	318,272	(381,567)
Non-controlling interest	190,637	208,575
Total equity (deficit)	508,909	(172,992)
Total liabilities and equity (deficit)	$3,028,330	$2,915,325
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues
LNG terminal revenues	$66,071	$67,302	$133,331	$137,303
Marketing and trading revenues (losses)	(4,007)	4,606	(1,349)	13,054
Oil and gas sales	264	884	814	1,653
Other	—	18	5	31
Total revenues	62,328	72,810	132,801	152,041

Operating costs and expenses
General and administrative expense	20,816	19,378	40,809	40,889
Depreciation, depletion and amortization	15,478	15,625	31,768	31,011
LNG terminal and pipeline operating expense	10,993	7,853	22,550	18,048
LNG terminal and pipeline development expense	21,088	13,356	42,907	21,793
Other	74	137	166	275
Total operating costs and expenses	68,449	56,349	138,200	112,016
Income (loss) from operations	(6,121)	16,461	(5,399)	40,025

Other income (expense)
Interest expense, net	(55,864)	(64,587)	(114,215)	(128,741)
Loss on early extinguishment of debt	(14,593)	—	(15,100)	—
Derivative gain (loss)	261	(448)	(575)	(448)
Other income	458	118	583	227
Total other expense	(69,738)	(64,917)	(129,307)	(128,962)
Loss before income taxes and non-controlling interest	(75,859)	(48,456)	(134,706)	(88,937)
Income tax provision	(144)	—	(150)	—
Loss before non-controlling interest	(76,003)	(48,456)	(134,856)	(88,937)
Non-controlling interest	2,963	1,285	5,401	1,927
Net loss	$(73,040)	$(47,171)	$(129,455)	$(87,010)

Net loss per share attributable to common stockholders - basic and diluted	$(0.43)	$(0.67)	$(0.86)	$(1.26)
Weighted average number of common shares outstanding - basic and diluted	171,001	70,630	151,054	68,800

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net loss	$(73,040)	$(47,171)	$(129,455)	$(87,010)
Foreign currency translation	(33)	(26)	(16)	(86)
Comprehensive loss	$(73,073)	$(47,197)	$(129,471)	$(87,096)

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Total Stockholders' Equity (Deficit)
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance—December 31, 2011	129,510	$389	3,386	$(20,195)	$898,702	$(1,260,205)	$(258)	$208,575	$(172,992)
Issuances of stock	56,832	170		—	828,038	—	—	—	828,208
Issuances of restricted stock	251	1	—	—	(1)	—	—	—	—
Forfeitures of restricted stock	(10)	—	10	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,248	—	—	—	4,248
Treasury stock acquired	(213)	(1)	213	(3,145)	—	—	—	—	(3,146)
Foreign currency translation	—	—	—	—	—	—	(16)	—	(16)
Loss attributable to non-controlling interest	—	—	—	—	—	—	—	(5,401)	(5,401)
Sale of Class B units to non-controlling interest	—	—	—	—	—	—	—	(5,000)	(5,000)
Sale of common units to non-controlling interest	—	—	—	—	—	—	—	8,793	8,793
Distribution to non-controlling interest	—	—	—	—	—	—	—	(16,330)	(16,330)
Net loss	—	—	—	—	—	(129,455)	—	—	(129,455)
Balance—June 30, 2012	186,370	$559	3,609	$(23,340)	$1,730,987	$(1,389,660)	$(274)	$190,637	$508,909

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(129,455)	$(87,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	31,768	31,011
Loss on early extinguishment of debt	15,097	—
Purchase of Crest Royalty, net of amortization	(25,664)	—
Non-cash interest expense on 2008 Loans	—	15,627
Amortization of debt issuance and discount costs	14,287	14,093
Non-cash compensation	4,248	14,352
Non-controlling interest	(5,401)	(1,927)
Use of (investment in) restricted cash and cash equivalents	21,978	(9,090)
Other	(1,634)	(206)
Changes in operating assets and liabilities:
Accounts and interest receivable	(1,681)	1,766
Accounts payable and accrued liabilities	(19,648)	2,046
LNG inventory, net	4,243	(3,376)
Deferred revenue	(3,480)	(2,723)
Prepaid expenses and other	405	(4,085)
Net cash used in operating activities	(94,937)	(29,522)

Cash flows from investing activities
Use of restricted cash and cash equivalents	214,174	5,473
Investment in Cheniere Partners	(170,253)	—
LNG terminal and pipeline construction-in-process, net	(38,985)	(5,480)
Purchase of intangible and fixed assets, net of sales	(2,301)	(283)
Other	(6,080)	(575)
Net cash provided by (used in) investing activities	(3,445)	(865)

Cash flows from financing activities
Sale of common stock, net	819,686	123,305
Repurchases and prepayments of debt	(571,884)	—
Use of (investment in) restricted cash and cash equivalents	(455,033)	4,154
Sale of common units by Cheniere Partners	8,793	8,978
Distributions to non-controlling interest	(16,330)	(13,306)
Purchase of treasury shares	(1,893)	(2)
Deferred financing costs	(5,530)	—
Other	(702)	(4,342)
Net cash provided by (used in) financing activities	(222,893)	118,787

Net increase (decrease) in cash and cash equivalents	(321,275)	88,400
Cash and cash equivalents—beginning of period	459,160	74,161
Cash and cash equivalents—end of period	$137,885	$162,561

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

Results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2012.

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

NOTE 2—Liquidity

As of June 30, 2012, we had unrestricted cash and cash equivalents of $137.9 million available to Cheniere. In addition, we had consolidated restricted cash and cash equivalents of $574.2 million (which included cash and cash equivalents and other working capital available to Cheniere Energy Partners, L.P. ("Cheniere Partners"), in which we own an 89.3% interest, and Sabine Pass LNG, L.P. ("Sabine Pass LNG"), a wholly owned subsidiary of Cheniere Partners) designated for the following purposes: $301.4 million to purchase Class B Units from Cheniere Partners; $96.1 million for interest payments related to the Senior Notes described below; $2.5 million for Sabine Pass LNG's working capital; $168.4 million for Cheniere Partners' working capital; and $5.8 million for other restricted purposes.

We had $203.2 million of current debt as of June 30, 2012. See Note 16—"Subsequent Events" for a description of our repayment of the entire outstanding balance of our Convertible Senior Unsecured Notes.

We believe that we will have sufficient unrestricted cash, liquid assets, cash generated from our operations, financing commitments and access to capital markets to satisfy our debt obligations, fund our operations and incur planned expenditures.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

As of June 30, 2012 and December 31, 2011, we classified $13.7 million as current restricted cash and cash equivalents for the payment of interest due within twelve months. As of June 30, 2012 and December 31, 2011, we classified the permanent debt service reserve fund of $82.4 million as non-current restricted cash and cash equivalents. These cash accounts are controlled by a collateral trustee and, therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

Other Restricted Cash and Cash Equivalents

As of June 30, 2012 and December 31, 2011, $171.0 million and $81.4 million, respectively, of current restricted cash and cash equivalents were primarily related to cash and cash equivalents held by Sabine Pass LNG and Cheniere Partners that were considered restricted to Cheniere.  As of June 30, 2012, $301.4 million had been classified as current restricted cash and cash equivalents to purchase Class B Units from Cheniere Partners, and $5.2 million had been classified as current restricted cash and cash equivalents due to various other contractual restrictions. As of December 31, 2011, $6.4 million had been classified as current restricted cash and cash equivalents due to various other contractual restrictions on our Consolidated Balance Sheets. As of June 30, 2012 and December 31, 2011, $0.5 million had been classified as non-current restricted cash and cash equivalents due to various other contractual restrictions on our Consolidated Balance Sheets.

NOTE 4—Variable Interest Entity

In 2010, Cheniere Marketing, LLC ("Cheniere Marketing"), our wholly owned subsidiary, entered into various agreements ("LNGCo Agreements") with JPMorgan LNG Co. ("LNGCo") under which Cheniere Marketing agreed to develop and maintain commercial and trading opportunities in the LNG industry and present any such opportunities exclusively to LNGCo. Cheniere Marketing also agreed to provide, or arrange for the provision of, all of the operations and administrative services required by LNGCo in connection with any LNG cargoes purchased by LNGCo, including negotiating agreements and arranging for transporting, receiving, storing, hedging and regasifying LNG cargoes. In return for the services provided by Cheniere Marketing, LNGCo paid a fixed fee to Cheniere Marketing and additional fees depending upon the gross margin of each transaction. In June 2012, Cheniere Marketing and LNGCo terminated the LNGCo Agreements.

During the three and six months ended June 30, 2012, we recognized $1.5 million and $4.0 million, respectively, of marketing and trading revenues from LNGCo. During the three and six months ended June 30, 2011, we recognized $4.9 million and $7.3 million, respectively, of marketing and trading revenues from LNGCo. As of June 30, 2012, the carrying amount of Cheniere Marketing’s assets relating to LNGCo, which is equivalent to Cheniere Marketing's maximum exposure to loss, was $2.6 million.   The $2.6 million represents our fixed fee receivable, gross margin receivable and margin deposit receivable that are reported as accounts and interest receivable on our consolidated financial statements.

NOTE 5—Property, Plant and Equipment

Property, plant and equipment consists of LNG terminal and natural gas pipeline costs, LNG site and related costs, investments in oil and gas properties, and fixed assets, as follows (in thousands):

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

	June 30,	December 31,
	2012	2011
LNG terminal costs
LNG terminal	$1,649,306	$1,647,107
LNG terminal construction-in-process	84,342	39,010
LNG site and related costs, net	4,978	4,982
Accumulated depreciation	(146,253)	(125,108)
Total LNG terminal costs, net	$1,592,373	$1,565,991

Natural gas pipeline costs
Natural gas pipeline	$564,028	$564,021
Natural gas pipeline construction-in-process	2,427	2,427
Pipeline right-of-ways	18,455	18,455
Accumulated depreciation	(60,318)	(52,878)
Total natural gas pipeline costs	$524,592	$532,025

Oil and gas properties, successful efforts method
Proved	$4,170	$4,170
Accumulated depreciation, depletion and amortization	(3,125)	(3,033)
Total oil and gas properties, net	$1,045	$1,137

Fixed assets
Computer and office equipment	$6,565	$5,952
Furniture and fixtures	4,057	4,057
Computer software	12,647	12,601
Leasehold improvements	8,474	7,318
Other	2,449	1,892
Accumulated depreciation	(26,509)	(23,844)
Total fixed assets, net	$7,683	$7,976
Property, plant and equipment, net	$2,125,693	$2,107,129

LNG Terminal Costs

Depreciation expense related to the Sabine Pass LNG terminal totaled $10.5 million and $10.7 million for the three months ended June 30, 2012 and 2011, respectively. Depreciation expense related to the Sabine Pass LNG terminal totaled $21.1 million and $21.4 million for the six months ended June 30, 2012 and 2011, respectively.

In June 2012, the Sabine Pass liquefaction project satisfied the criteria for capitalization. Accordingly, costs associated with the construction of the liquefaction facilities have been recorded as construction-in-process since that date.

Natural Gas Pipeline Costs

Depreciation expense related to the Creole Trail Pipeline totaled $3.7 million and $3.8 million for the three months ended June 30, 2012 and 2011, respectively. Depreciation expense related to the Creole Trail Pipeline totaled $7.4 million and $7.5 million for the six months ended June 30, 2012 and 2011, respectively.

Fixed Assets

Depreciation expense related to our fixed assets totaled $0.7 million and $0.8 million for the three months ended June 30, 2012 and 2011, respectively. Depreciation expense related to our fixed assets totaled $2.7 million and $1.6 million for the six months ended June 30, 2012 and 2011, respectively.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 6—Non-controlling Interest

We have consolidated certain partnerships because we have a controlling interest in these ventures. Therefore, the entities’ financial statements are consolidated in our consolidated financial statements and the entities’ other equity is recorded as a non-controlling interest. The following table sets forth the components of our non-controlling interest balance since inception attributable to third-party investors’ interests at June 30, 2012 (in thousands):

Net proceeds from Cheniere Partners’ issuance of common units (1)	$159,586
Net proceeds from Holdings’ sale of Cheniere Partners common units (2)	203,946
Distributions to Cheniere Partners’ non-controlling interest (3)	(137,353)
Net proceeds from Cheniere Partners’ issuance of class B units (4)	(5,000)
Non-controlling interest share of loss of Cheniere Partners	(30,542)
Non-controlling interest at June 30, 2012	$190,637

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

In January 2011, Cheniere Partners initiated an at-the-market program to sell up to 1.0 million common units, the proceeds from which would be used primarily to fund development costs associated with its proposed liquefaction project at the Sabine Pass LNG terminal. As of December 31, 2011, Cheniere Partners had sold 0.5 million common units with net proceeds of $9.0 million. During the six months ended June 30, 2012, Cheniere Partners sold 0.4 million common units with net proceeds of $8.8 million related to this at-the-market program.
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

(4)
In May 2012, we, through a wholly owned subsidiary, and Cheniere Partners entered into a unit purchase agreement (the "CEI Unit Purchase Agreement") whereby we agreed to purchase from Cheniere Partners 33.3 million Class B Units at a price of $15.00 per unit for total consideration of $500 million. In June 2012, Cheniere Partners sold $166.7 million of Class B Units to us pursuant to the CEI Unit Purchase Agreement and incurred $5.0 million in financing costs.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 7—Accrued Liabilities

As of June 30, 2012 and December 31, 2011, accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2012	2011
Accrued interest expense and related fees	$15,653	$35,884
Payroll	13,284	19,321
Financing costs	13,675	351
Provision for loss on LNG inventory	4,850	—
LNG terminal costs	3,249	1,122
LNG liquefaction costs	1,847	1,702
Other accrued liabilities	5,194	4,694
Accrued liabilities	$57,752	$63,074

NOTE 8—Debt and Debt—Related Parties

As of June 30, 2012 and December 31, 2011, our debt consisted of the following (in thousands):

	June 30,	December 31,
	2012	2011
Current debt
2007 Term Loan	$—	$298,000
Convertible Senior Unsecured Notes	204,630	204,630
Total current debt	204,630	502,630
Current debt discount
Convertible Senior Unsecured Notes	(1,454)	(9,906)
Total current debt, net of discount	$203,176	$492,724

Long-term debt (including related parties)
Senior Notes	$2,215,500	$2,215,500
2008 Loans (including related parties)	—	282,293
Total long-term debt	2,215,500	2,497,793
Long-term debt discount
Senior Notes	(20,735)	(23,082)
Total long-term debt (including related parties), net of discount	$2,194,765	$2,474,711

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

In January 2012, we used a portion of the net proceeds from the public offering of common stock in December 2011 to repay in full the outstanding principal balance of the 2007 Term Loan. The aggregate repayment amount was $298.2 million, including the outstanding principal amount and accrued interest through January 5, 2012.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Convertible Senior Unsecured Notes

In July 2005, we consummated a private offering of $325.0 million aggregate principal amount of Convertible Senior Unsecured Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended ("the Securities Act"). The notes bore interest at a rate of 2¼% per year. The notes were convertible at any time into our common stock under certain circumstances at an initial conversion rate of 28.2326 shares per $1,000 principal amount of the notes, which was equal to a conversion price of approximately $35.42 per share. As of June 30, 2012, no holders had elected to convert their notes at the conversion rate.

We had the right to redeem some or all of the notes on or before August 1, 2012, for cash equal to 100% of the principal plus any accrued and unpaid interest if in the previous 10 trading days the volume-weighted average price of our common stock exceeded $53.13, subject to adjustment, for at least five consecutive trading days. In the event of such redemption, we would have made an additional payment equal to the present value of all remaining scheduled interest payments through August 1, 2012, discounted at the U.S. Treasury securities rate plus 50 basis points. The indenture governing the notes contained customary reporting requirements.

During the second quarter of 2009, we reduced debt by exchanging $120.4 million aggregate principal amount of our Convertible Senior Unsecured Notes for a combination of $30.0 million cash and cash equivalents and 4.0 million shares of common stock, reducing our principal amount due in 2012 to $204.6 million. The remaining principal amount of the Convertible Senior Unsecured Notes were convertible into 5.8 million shares of our common stock as of June 30, 2012.

During the third quarter of 2011, we reclassified $190.7 million of debt, net of discount, from a long-term liability to a current liability because our Convertible Senior Unsecured Notes were due within 12 months as of August 1, 2011.

We adopted on January 1, 2009 an accounting standard that requires issuers of certain convertible debt instruments to separately account for the liability component and the equity component represented by the embedded conversion option in a manner that will reflect that entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. The fair value of the embedded conversion option at the date of issuance of the Convertible Senior Unsecured Notes was determined to be $134.0 million and has been recorded as a debt discount to the Convertible Senior Unsecured Notes, with a corresponding adjustment to additional paid-in capital. At June 30, 2012, the unamortized debt discount to the Convertible Senior Unsecured Notes was $1.5 million.

See Note 16—"Subsequent Events" for a description of our repayment of the entire outstanding balance of the Convertible Senior Unsecured Notes.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Under the Sabine Pass Indenture, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the six months ended June 30, 2012, Sabine Pass LNG made distributions of $146.7 million after satisfying all the applicable conditions in the Sabine Pass Indenture. During the six months ended June 30, 2011, Sabine Pass LNG made distributions of $155.6 million after satisfying all the applicable conditions in the Sabine Pass Indenture.

2008 Loans (Including Related Parties)

In August 2008, we entered into a credit agreement pursuant to which we obtained $250.0 million in convertible term loans ("2008 Loans"). The 2008 Loans had a maturity date in 2018. The 2008 Loans bore interest at a fixed rate of 12% per annum, except during the occurrence of an event of default during which time the rate of interest would have been 14% per annum. Interest was due semi-annually on the last business day of January and July. The 2008 Loans were secured by Cheniere's rights and fees payable under management services agreements with Sabine Pass LNG and Cheniere Partners, by Cheniere's 12.0 million common units in Cheniere Partners, by the equity and assets of Cheniere's pipeline entities, by the equity of various other subsidiaries and certain other assets and subsidiary guarantees.

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

In December 2010, the 2008 Loans were amended to, among other things: eliminate the "put rights" which had allowed the lenders to demand repayment of the 2008 Loans on the third, fifth, and seventh anniversaries thereof; allow for the early prepayment of the 2008 Loans; allow Cheniere for a limited period to sell Cheniere Partners common units held as collateral and prepay the 2008 Loans with the proceeds; and release restrictions on prepayments of other indebtedness of Cheniere as certain conditions were met. In addition, 96.6% of the lenders agreed to terminate their rights to exchange the 2008 Loans for Series B Preferred Stock of Cheniere.

The outstanding principal amount of the 2008 Loans held by Scorpion Capital Partners, L.P. ("Scorpion"), the holder of 3.4% of the 2008 Loans as of June 30, 2012, was exchangeable for shares of Cheniere common stock at a price of $5.00 per share pursuant to an amendment to the 2008 Loans adopted in September 2011. No portion of any accrued interest was eligible for exchange into Cheniere common stock. On June 16, 2011, our stockholders approved a proposal to permit Scorpion to exchange its 2008 Loans for common stock, to hold such shares of common stock, and to allow Scorpion to vote the common stock as any other stockholder. The portion of outstanding principal amount of the 2008 Loans for Scorpion was classified as related party long-term debt on our consolidated financial statements because Scorpion is an affiliate of one of Cheniere's directors. As of December 31, 2011, we classified $9.6 million of the 2008 Loans as part of Long-Term Debt—Related Parties on our Consolidated Balance Sheets because a related party then held these portions of this debt. In April 2012, Scorpion exchanged all $8.4 million of its loan for 1.7 million shares of Cheniere common stock and $1.4 million.

In June 2012, we repaid in full the entire outstanding principal balance of the 2008 Loans. Upon such payment, the credit agreement and related agreements were terminated. As a result, we recorded a $14.6 million loss on early extinguishment of debt in June 2012.

Liquefaction Project Debt Financing

See Note 16—"Subsequent Events" for a description of our debt financing to fund the costs of developing, constructing and placing into service the first two LNG trains of the liquefaction facilities adjacent to the Sabine Pass LNG terminal.

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

The fair values of our derivative instruments are based on inputs that are quoted prices in active markets for similar assets or liabilities, resulting in Level 2 categorization of such measurements. The following table (in thousands) sets forth, by level within the fair value hierarchy, the fair value of our derivative instruments assets and liabilities at June 30, 2012:

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
LNG Inventory Derivatives liability (1)	$—	$28	$—	$28
Fuel Derivatives liability (2)	—	664	—	664

(1)
LNG Inventory Derivatives liability is classified as other current liabilities on our Consolidated Balance Sheets. Changes in the fair value of LNG Inventory Derivatives are recorded in marketing and trading revenues on our Consolidated Statements of Operations. We recorded marketing and trading losses of $1.0 million and marketing and trading revenues of $0.9 million related to LNG Inventory Derivatives in the three and six months ended June 30, 2012, respectively. We recorded marketing and trading revenues of $0.2 million and marketing and trading losses of $0.5 million related to LNG Inventory Derivatives in the three and six months ended June 30, 2011, respectively.

(2)
Fuel Derivatives liability is classified as other current liabilities on our Consolidated Balance Sheets. Changes in the fair value of Fuel Derivatives are classified as derivative gain (loss) on our Consolidated Statements of Operations. We recorded derivative gain of $0.3 million and derivative loss of $0.6 million related to Fuel Derivatives in the three and six months ended June 30, 2012 , respectively. We recorded derivative loss of $0.4 million related to Fuel Derivatives in the three and six months ended June 30, 2011.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Financial instruments (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Notes (1)	$550,000	$569,250	$550,000	$555,500
2016 Notes, net of discount (1)	1,644,765	1,722,892	1,642,418	1,650,630
Convertible Senior Unsecured Notes, net of discount (2)	203,176	200,637	194,724	186,740
2007 Term Loan (3)	—	—	298,000	292,728
2008 Loans (4)	—	—	282,293	282,293

(1)
The Level 2 estimated fair value of the Senior Notes, net of discount, was based on quotations obtained from broker-dealers who make markets in these and similar instruments based on the closing trading prices on June 30, 2012 and December 31, 2011, as applicable.

(2)	The Level 2 estimated fair value of our Convertible Senior Unsecured Notes was based on the closing trading prices on June 30, 2012 and December 31, 2011, as applicable.

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

(4)
In December 2010, the 2008 Loans were amended to, among other things: eliminate the "put rights" which had allowed the lenders to demand repayment of the 2008 Loans on the third, fifth, and seventh anniversaries thereof; allow for the early prepayment of the 2008 Loans; allow Cheniere for a limited period to sell Cheniere Partners common units held as collateral and prepay the 2008 Loans with the proceeds; and release restrictions on prepayments of other indebtedness of Cheniere as certain conditions are met. In addition, 96.6% of the lenders agreed to terminate their rights to exchange the 2008 Loans for Series B Preferred Stock of Cheniere. Pursuant to an amendment to the 2008 Loans adopted in September 2011, the outstanding principal amount of the 2008 Loans held by Scorpion was exchangeable for shares of Cheniere common stock at a price of $5.00 per share. The Level 3 estimated fair value of the 2008 Loans as of December 31, 2011 was determined to be the same as the carrying amount due to our ability to call the debt (other than the debt held by Scorpion) at anytime without penalty or a make-whole payment for an early redemption. In June 2012, the 2008 Loans were paid in full. Upon such payment, the credit agreement and related agreements were terminated.

NOTE 10—Income Taxes

We are not presently a taxpayer for federal or state income tax purposes and have not recorded a net liability for federal or state income taxes in any of the periods included in the accompanying financial statements. However, we are presently an international taxpayer and have recorded a net liability of $0.1 million and $0.2 million for international income taxes for the three and six months ended June 30, 2012, respectively. Our Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011 include no income tax benefits.

During the fourth quarter of 2010, largely due to the increased level of trading activity in our shares, we experienced an ownership change within the provisions of Internal Revenue Code ("IRC") Section 382 that will subject approximately $881 million of our existing net operating loss ("NOL") carryforwards to the annual NOL utilization limitations.  The applicable Section 382 limitation will not affect our ability to fully utilize our existing tax NOL carryforwards.  We will continue to monitor trading activity in our shares which may cause an additional ownership change and ultimately affect our ability to fully utilize our existing tax NOL carryforwards.

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

The following table reconciles basic and diluted weighted average common shares outstanding for the three and six months ended June 30, 2012 and 2011 (in thousands except for loss per share):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Weighted average common shares outstanding:
Basic	171,001	70,630	151,054	68,800
Dilutive common stock options (1)	—	—	—	—
Dilutive Convertible Senior Unsecured Notes (2)	—	—	—	—
Dilutive 2008 Loans (3)	—	—	—	—
Diluted	171,001	70,630	151,054	68,800

Basic and diluted net loss per share attributable to common stockholders	$(0.43)	$(0.67)	$(0.86)	$(1.26)

(1)
Stock options, phantom stock and unvested stock of 2.0 million shares and 1.9 million shares representing securities that could potentially dilute basic EPS in the future were not included in the diluted net loss per share computations for the three and six months ended June 30, 2012, respectively, because they would have been anti-dilutive. Stock options, phantom stock and unvested stock of 8.1 million and 7.2 million shares representing securities that could potentially dilute basic EPS in the future were not included in the diluted net loss per share computations for the three and six months ended June 30, 2011, respectively, because they would have been anti-dilutive.

(2)
Common shares of 5.8 million issuable upon conversion of the Convertible Senior Unsecured Notes for each of the three and six months ended June 30, 2012 and 2011 were not included in the diluted net loss per share computation because the computation of diluted net loss per share attributable to common stockholders utilizing the "if-converted" method would be anti-dilutive.

(3)
Common shares of 1.7 million issuable upon exchange of the 2008 Loans for each of the three and six months ended June 30, 2011 were not included in the diluted computation because the computation of diluted net loss per share attributable to common stockholders utilizing the "if-converted" method would be anti-dilutive.

NOTE 12—Supplemental Cash Flow Information and Disclosures of Non-Cash Transactions

The following table provides supplemental disclosure of cash flow information (in thousands):

	Six Months Ended
	June 30,
	2012	2011
Cash paid during the period for interest, net of amounts capitalized	$120,130	$98,986

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 13—Commitments and Contingencies

Crest Royalty

Under a settlement agreement dated as of June 14, 2001, we agreed to pay or cause certain affiliates, successors and assigns to pay a royalty, which we refer to as the Crest Royalty. This Crest Royalty is calculated based on the volume of natural gas processed through covered LNG facilities, subject to a maximum of approximately $11.0 million and a minimum of $2.0 million per production year. In 2003, Freeport LNG contractually assumed the obligation to pay the Crest Royalty for natural gas processed at Freeport LNG’s receiving terminal.  The calculation of the Crest Royalty, and the scope of Freeport LNG's assumed obligation to pay the Crest Royalty, are being litigated in a declaratory judgment and breach of contract action pending in Texas state court. In March 2012, Cheniere purchased all of the rights, title, and interest in the Crest Royalty for a purchase price of $27.5 million. The purchase of the Crest Royalty represents the acquisition of payments that would have been due in future periods. Therefore, we recorded the purchase as an other non-current asset on our Consolidated Balance Sheets that is being amortized over the remaining useful life of the Sabine Pass LNG and Freeport LNG terminals. We classified the portion that will be amortized over the next twelve months as an other current asset and the remaining portion as an other non-current asset on our Consolidated Balance Sheets.

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

Our LNG terminal business segment consists of the operational Sabine Pass LNG terminal, approximately 89.3% owned (at June 30, 2012) in western Cameron Parish, Louisiana on the Sabine Pass Channel and the following two other LNG terminals that are in various stages of development: Corpus Christi LNG, 100% owned, located near Corpus Christi, Texas; and Creole Trail LNG, 100% owned, located at the mouth of the Calcasieu Channel in central Cameron Parish, Louisiana.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

The following table summarizes revenues, net income (loss) from operations and total assets for each of our operating segments (in thousands):

	Segments
	LNG Terminal	Natural Gas Pipeline	LNG & Natural Gas Marketing	Corporate and Other (1)	Total Consolidation
As of or for the Three Months Ended June 30, 2012
Revenues	69,064	51	(4,341)	(2,446)	62,328
Intersegment revenues (losses) (2) (3)	629	27	1,096	(1,752)	—
Depreciation, depletion and amortization	10,692	4,164	256	366	15,478
Non-cash compensation	213	40	420	1,286	1,959
Income (loss) from operations	15,122	(5,970)	(8,580)	(6,693)	(6,121)
Interest expense, net	(43,458)	(11,518)	—	(888)	(55,864)
Goodwill	76,819	—	—	—	76,819
Total assets	2,009,386	531,667	67,625	419,652	3,028,330
Expenditures for additions to long-lived assets	46,694	5	965	260	47,924

As of or for the Three Months Ended June 30, 2011
Revenues	67,302	18	4,606	884	72,810
Intersegment revenues (losses) (2) (3)	6,432	14	(6,063)	(383)	—
Depreciation, depletion and amortization	10,845	3,743	258	779	15,625
Non-cash compensation	634	165	2,124	3,417	6,340
Income (loss) from operations	35,928	(5,852)	(7,791)	(5,824)	16,461
Interest expense, net	(43,399)	(11,389)	—	(9,799)	(64,587)
Goodwill	76,819	—	—	—	76,819
Total assets	1,865,312	547,243	61,995	145,257	2,619,807
Expenditures for additions to long-lived assets	3,608	160	12	363	4,143

As of or for the Six Months Ended June 30, 2012
Revenues	136,324	57	(1,684)	(1,896)	132,801
Intersegment revenues (losses) (2) (3)	2,993	51	(335)	(2,709)	—
Depreciation, depletion and amortization	21,400	7,844	1,558	966	31,768
Non-cash compensation	385	74	1,401	2,388	4,248
Income (loss) from operations	35,376	(11,693)	(15,326)	(13,756)	(5,399)
Interest expense, net	(86,916)	(23,002)	—	(4,297)	(114,215)
Expenditures for additions to long-lived assets	47,737	7	1,665	496	49,905

As of or for the Six Months Ended June 30, 2011
Revenues	137,303	31	13,055	1,652	152,041
Intersegment revenues (losses) (2) (3)	11,214	25	(10,856)	(383)	—
Depreciation, depletion and amortization	21,685	7,497	519	1,310	31,011
Non-cash compensation	1,206	341	5,662	7,142	14,351
Income (loss) from operations	69,712	(11,348)	(7,030)	(11,309)	40,025
Interest expense, net	(86,634)	(22,618)	—	(19,489)	(128,741)
Expenditures for additions to long-lived assets	6,169	84	12	435	6,700

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

(2)
Intersegment revenues related to our LNG terminal segment are primarily from tug revenues from Cheniere Marketing and the receipt of 80% of gross margins earned by Cheniere Marketing in monetizing the TUA capacity of Cheniere Energy Investments, LLC ("Cheniere Investments"), a wholly owned subsidiary of Cheniere Partners, at the Sabine Pass LNG terminal in the three and six months ended June 30, 2012 and 2011. These LNG terminal segment intersegment revenues are eliminated with intersegment expenses in our Consolidated Statements of Operations.

(3)
Intersegment losses related to our LNG and natural gas marketing segment are primarily from Cheniere Marketing's tug costs and the payment of 80% of gross margins earned by Cheniere Marketing in monetizing the TUA capacity of Cheniere Investments at the Sabine Pass LNG terminal in the three and six months ended June 30, 2012 and 2011. These LNG terminal segment intersegment costs are eliminated with intersegment revenues in our Consolidated Statements of Operations.

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

For the three months ended June 30, 2012 and 2011, the total share-based compensation expense recognized in our net loss was $1.9 million and $6.3 million, respectively.  For the six months ended June 30, 2012 and 2011, the total share-based compensation expense recognized in our net loss was $4.2 million and $14.4 million, respectively. The effect of a change in estimated forfeitures is recognized through a cumulative adjustment included in share-based compensation cost in the period of change in estimate. We consider many factors when estimating expected forfeitures, including types of awards, employee class and historical experience.

The total unrecognized compensation cost at June 30, 2012 and December 31, 2011 relating to non-vested share-based compensation arrangements granted under the 1997 Plan and 2003 Plan was $7.4 million and $7.7 million, respectively. That cost is expected to be recognized over 4 years, with a weighted average period of 2.4 years.

We received no proceeds from the exercise of stock options in the three and six months ended June 30, 2012 and 2011.

NOTE 16—Subsequent Events

Offering of Common Stock

In July 2012, we sold 28.0 million shares of Cheniere common stock in an underwritten public offering for net cash proceeds of $380.3 million. We used a portion of the net proceeds from the offering, along with available cash, to repay our Convertible Senior Unsecured Notes due August 1, 2012, and will use the remaining amount for capital expenditures on the Creole Trail Pipeline and general corporate purposes.

Debt Repayment

On August 1, 2012, we paid in full the entire outstanding principal balance of the Convertible Senior Unsecured Notes using a portion of the net proceeds from the public offering of common stock in July 2012. The aggregate repayment amount was $206.9 million, including the outstanding principal amount and accrued interest through August 1, 2012.

Final Investment Decision

In July 2012, Cheniere Partners announced that its Board of Directors made a positive final investment decision on the development and construction of the first two LNG trains subject to the closing of the debt financing, funding of the initial equity investment by Blackstone CQP Holdco LP ("Blackstone"), and funding of the remaining equity investment by Cheniere.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Liquefaction Project Debt and Equity Financing

In July 2012, Sabine Pass Liquefaction closed $3.6 billion of debt financing with a syndicate of lenders (the "Liquefaction Credit Facility") to fund the costs of developing, constructing and placing into service the first two LNG trains of the liquefaction facilities adjacent to the Sabine Pass LNG terminal. The Liquefaction Credit Facility has a seven-year maturity and an interest rate of LIBOR plus 350 basis points during construction, increasing to LIBOR plus 375 basis points during operations. In addition,
Cheniere purchased $333 million of its remaining Class B Units in July 2012 for an aggregate investment of $500 million.

Long-Term Commercial Bonus Pool
In July 2012, we met the criteria to determine the Long-Term Commercial Bonus Pool that was established by the Compensation Committee of the Board of Directors in March 2011 in relation to the first two LNG trains. We anticipate that the Long-Term Commercial Bonus Pool will consist of approximately $60 million in cash awards and 10 million restricted shares of common stock.
The cash award will vest and be paid to employees 20% per year, with the first installment vesting when Sabine Pass Liquefaction, LLC issues its full notice to proceed ("NTP") under the lump sum turnkey agreement with respect to the Sabine Pass liquefaction facility. Each of the four remaining 20% portions will vest and be paid upon each annual anniversary of NTP.

The restricted stock awards will vest in five installments as follows:

•	35% when NTP is issued

•	10% on the first anniversary of NTP

•	15% on the second anniversary of NTP

•	15% on the third anniversary of NTP

•	25% on the fourth anniversary of NTP

In general, employees must be employed at the time of each vesting to receive the award or will otherwise forfeit such awards. Vesting and payment would accelerate in full upon (i) termination of employment by the Company without "Cause" or, solely in the case of executive officers, termination of employment by the employee for "Good Reason" (each as defined in our 2003 Stock Incentive Plan, as amended), (ii) the employee's death or disability, or (iii) the occurrence of a change of control.

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

Overview of Business

 We own and operate the Sabine Pass LNG terminal in Louisiana through our 89.3% ownership interest in and management agreements with Cheniere Energy Partners, L.P. ("Cheniere Partners") (NYSE Amex Equities: CQP), which is a publicly traded partnership that we created in 2007.  We also own and operate the Creole Trail Pipeline, which interconnects the Sabine Pass LNG terminal with natural gas markets in North America.  One of our subsidiaries, Cheniere Marketing, LLC ("Cheniere Marketing"), is marketing LNG and natural gas on its own behalf and on behalf of Cheniere Partners, and is working to monetize LNG storage and regasification capacity reserved by Cheniere Partners at the Sabine Pass LNG terminal.  Cheniere Partners is developing a project to add liquefaction capabilities at the Sabine Pass LNG terminal. We are in various stages of developing other projects, including LNG terminal and pipeline related projects, each of which, among other things, will require acceptable commercial and financing arrangements before we make a final investment decision.

Overview of Significant Events
Our significant accomplishments since January 1, 2012 include the following:

•
In January 2012, we repaid in full the entire outstanding principal balance of the 2007 Term Loan due May 31, 2012. We used a portion of the net proceeds from the public offering of common stock in December 2011 to repay the 2007 Term Loan.

•
In January 2012, Sabine Pass Liquefaction, LLC ("Sabine Pass Liquefaction"), a wholly owned subsidiary of Cheniere Partners, entered into an amended and restated LNG Sale and Purchase Agreement ("SPA") with BG Gulf Coast LNG, LLC ("BG"), a subsidiary of BG Group plc, under which BG has agreed to purchase an additional 2.0 million tonnes per annum ("mtpa") of LNG, bringing BG's total annual contract quantity to 5.5 mtpa of LNG. BG will purchase 3.5 mtpa of LNG with the commencement of LNG train one operations and will purchase a portion of the additional 2.0 mtpa of LNG as each of LNG trains two, three and four commences operations.

•
In January 2012, Sabine Pass Liquefaction entered into an LNG SPA with Korea Gas Corporation ("KOGAS"), under which KOGAS agreed to purchase 182.5 million MMBtu of LNG per year (approximately 3.5 million mtpa).

•
In March 2012, we sold 24.2 million shares of Cheniere common stock in an underwritten public offering for net cash proceeds of approximately $351.9 million. The net proceeds from the offering have been used for general corporate purposes, including repayment of indebtedness.

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

•	In April 2012, Scorpion Capital Partners, L.P. exchanged all $8.4 million of its portion of the 2008 Loans described below for 1.7 million shares of Cheniere common stock and $1.4 million.

•
In May 2012, we entered into a stock purchase agreement with Havelock Fund Investments Pte Ltd (indirectly owned by Temasek Holdings (Private) Limited) and Greenwich Asset Holding Ltd (owned by RRJ Capital Master Fund I, L.P.), pursuant to which such purchasers purchased an aggregate of 31.0 million shares of our common stock at a price of $15.10 per share. The offering resulted in net proceeds to us of $468.1 million, which are to be used along with cash on hand to purchase the $500 million of Class B Units from Cheniere Partners as described above.

•
In May 2012, we, Cheniere Partners and Blackstone CQP Holdco LP ("Blackstone") entered into a unit purchase agreement whereby Cheniere Partners agreed to sell to Blackstone in a private placement 100 million of Class B Units from Cheniere Partners at a price of $15.00 per Class B Unit. Subsequent to an initial funding of $500.0 million by Blackstone, Cheniere Partners can require, based on liquidity needs, that Blackstone make additional capital contributions until Blackstone has funded $1.5 billion in the aggregate. Cheniere Partners intends to use the net proceeds from the private placement to pay for a portion of the cost to construct its proposed liquefaction facilities, including the construction of two LNG trains and related facilities and equipment.

•
In May 2012, we, through a wholly owned subsidiary, and Cheniere Partners entered into a unit purchase agreement ("CEI Unit Purchase Agreement") whereby we agreed to purchase from Cheniere Partners 33.3 million Class B Units at a price of $15.00 per unit, for total consideration of $500.0 million.

•	In June 2012, we purchased $166.7 million of Class B Units from Cheniere Partners pursuant to the CEI Unit Purchase Agreement, and Cheniere Partners issued a limited notice to proceed to Bechtel.

•	In June 2012, we repaid the 2008 Loans in full.

•
In July 2012, we sold 28.0 million shares of Cheniere common stock in an underwritten public offering for net cash proceeds of $380.3 million. We used a portion of the net proceeds from the offering to repay our Convertible Senior Unsecured Notes due August 1, 2012, and will use the remaining amount for capital expenditures on the Creole Trail Pipeline and general corporate purposes.

•
In July 2012, Cheniere Partners announced that its Board of Directors made a positive final investment decision on the development and construction of the first two LNG trains of the liquefaction facilities adjacent to the Sabine Pass LNG terminal subject to the closing of the debt financing, funding of the initial equity investment by Blackstone, and funding of the remaining equity investment by Cheniere.

•	In July 2012, Cheniere purchased $333 million of its remaining Class B Units for an aggregate investment of $500 million.

•
In July 2012, Sabine Pass Liquefaction closed $3.6 billion of debt financing with a syndicate of lenders to fund the costs of developing, constructing and placing into service the first two LNG trains of the liquefaction facilities adjacent to the Sabine Pass LNG terminal.

•	In August 2012, we repaid the Convertible Senior Unsecured Notes in full.

Liquidity and Capital Resources

Although consolidated for financial reporting, Cheniere, Sabine Pass LNG and Cheniere Partners operate with independent capital structures. We expect the cash needs for Sabine Pass LNG's operating activities for at least the next twelve months will be met through operating cash flows and existing unrestricted cash. We expect the cash needs for Cheniere Partners' operating activities and capital expenditures for at least the next twelve months will be met through operating cash flows from Sabine Pass LNG and existing unrestricted cash, project debt and equity financings. We expect the cash needs of Cheniere's operating activities and capital expenditures for at least the next twelve months will be met by utilizing existing unrestricted cash, management fees from Cheniere Partners, distributions from our investment in Cheniere Partners and operating cash flows from our pipeline and LNG and natural gas marketing businesses.

The following table presents (in thousands) Cheniere's restricted and unrestricted cash and cash equivalents for each portion of our capital structure as of June 30, 2012. All restricted and unrestricted cash and cash equivalents held by Cheniere Partners and Sabine Pass LNG are considered restricted as to usage or withdrawal by Cheniere:

	Sabine Pass LNG		Cheniere Partners		Other Cheniere	Consolidated Cheniere
Cash and cash equivalents	$—		$—		$137,885	$137,885
Restricted cash and cash equivalents	98,630	(1)	168,448	(2)	307,113	574,191
Total	$98,630		$168,448		$444,998	$712,076

(1)	All cash and cash equivalents presented above for Sabine Pass LNG are considered restricted to us, but $2.5 million is considered unrestricted for Sabine Pass LNG.

(2)
All cash and cash equivalents presented above for Cheniere Partners are considered restricted to us, but $168.4 million is considered unrestricted for Cheniere Partners, including the $2.5 million considered unrestricted for Sabine Pass LNG.

As of June 30, 2012, we had unrestricted cash and cash equivalents of $137.9 million available to Cheniere. In addition, we had consolidated restricted cash and cash equivalents of $574.2 million (which included cash and cash equivalents and other working capital available to Cheniere Energy Partners, L.P. ("Cheniere Partners"), in which we own an 89.3% interest, and Sabine Pass LNG, L.P. ("Sabine Pass LNG")) designated for the following purposes: $301.4 million to purchase Class B Units from Cheniere Partners; $96.1 million for interest payments related to the Senior Notes described below; $2.5 million for Sabine Pass LNG's working capital; $168.4 million for Cheniere Partners' working capital; and $5.8 million for other restricted purposes.

LNG Terminal Business
 Cheniere Partners

Our ownership interest in the Sabine Pass LNG terminal is held through Cheniere Partners. We own approximately 89.3% of Cheniere Partners in the form of 12.0 million common units, 11.1 million Class B Units, 135.4 million subordinated units and a 2% general partner interest. Cheniere Partners owns a 100% interest in Sabine Pass LNG, which is operating the Sabine Pass LNG terminal, and a 100% interest in Sabine Pass Liquefaction, which is developing a liquefaction project at the Sabine Pass LNG terminal.

We receive quarterly equity distributions from Cheniere Partners, and we receive management fees for managing Sabine Pass LNG and Cheniere Partners. For the six months ended June 30, 2012, we received $10.2 million in distributions on our common units, no distributions on our subordinated units and $0.5 million in distributions on our general partner interest. During the six months ended June 30, 2012, we received fees of $2.7 million and $4.1 million under our management agreements with Cheniere Partners and Sabine Pass LNG, respectively.

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

In January 2011, Cheniere Partners initiated an at-the-market program to sell up to 1.0 million common units, the proceeds from which are used primarily to fund development costs associated with its proposed liquefaction project at the Sabine Pass LNG terminal. As of December 31, 2011, Cheniere Partners had sold 0.5 million common units with net proceeds of $9.0 million. During the six months ended June 30, 2012, Cheniere Partners sold 0.4 million common units with net proceeds of $8.8 million related to this at-the-market program.

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

Regasification Facilities

Approximately 2.0 Bcf/d of the regasification capacity at the Sabine Pass LNG terminal has been reserved under two long-term third-party TUAs, under which Sabine Pass LNG’s customers are required to pay fixed monthly fees, whether or not they use the LNG terminal. Capacity reservation fee TUA payments are made by Sabine Pass LNG's third-party TUA customers as follows:

•
Total Gas and Power North America, Inc. ("Total") has reserved approximately 1.0 Bcf/d of regasification capacity and is obligated to make monthly capacity payments to Sabine Pass LNG aggregating approximately $125 million per year for 20 years that commenced April 1, 2009. Total S.A. has guaranteed Total’s obligations under its TUA up to $2.5 billion, subject to certain exceptions; and

•
Chevron U.S.A. Inc. ("Chevron") has reserved approximately 1.0 Bcf/d of regasification capacity and is obligated to make monthly capacity payments to Sabine Pass LNG aggregating approximately $125 million per year for 20 years that commenced July 1, 2009. Chevron Corporation has guaranteed Chevron’s obligations under its TUA up to 80% of the fees payable by Chevron.

Each of Total and Chevron previously paid Sabine Pass LNG $20.0 million in nonrefundable advance capacity reservation fees, which are being amortized over a 10-year period as a reduction of each customer's regasification capacity reservation fees payable under its respective TUA.

The remaining approximately 2.0 Bcf/d of regasification capacity has been reserved by Cheniere Partners through a TUA between Sabine Pass Liquefaction and Sabine Pass LNG. Sabine Pass Liquefaction is obligated to make monthly capacity payments to Sabine Pass LNG aggregating approximately $250 million per year through at least September 30, 2028. Sabine Pass Liquefaction obtained this reserved capacity as a result of Cheniere Investments' assignment of its rights, obligations and duties under its TUA to Sabine Pass Liquefaction in July 2012. In connection with the assignment, Sabine Pass Liquefaction and Cheniere Investments entered into a terminal use rights assignment and agreement (“TURA”) pursuant to which Cheniere Investments has the right to use Sabine Pass Liquefaction's reserved capacity under the TUA and has the obligation to make the monthly capacity payments required by the TUA to Sabine Pass LNG. The revenue earned by Sabine Pass LNG from the capacity payments made under the TUA and the revenue earned by Cheniere Investments under the TURA are eliminated upon consolidation of our financial statements. Cheniere Partners has guaranteed the obligations of Sabine Pass Liquefaction under its TUA and the obligations of Cheniere Investments under the TURA.

Under each of these TUAs, Sabine Pass LNG is entitled to retain 2% of the LNG delivered for the customer's account.

Liquefaction Facilities

In June 2010, Cheniere Partners formed Sabine Pass Liquefaction to own, develop and operate liquefaction facilities adjacent to the Sabine Pass LNG terminal. In constructing the proposed liquefaction facilities, Cheniere Partners proposes to take advantage of the existing marine and storage facilities that were constructed for the LNG receiving terminal, thereby saving a substantial amount of capital cost compared to the cost of constructing a greenfield facility. We anticipate that LNG exports could commence as early as 2015 with each LNG train commencing operations approximately six to nine months after the previous LNG train.

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

In April 2012, Sabine Pass Liquefaction received authorization from the Federal Energy Regulatory Commission ("FERC") to site, construct and operate liquefaction and export facilities at the Sabine Pass LNG terminal. The order, which authorizes the development of up to four modular LNG trains, is currently pending a rehearing consideration.

Sabine Pass Liquefaction has entered into four third-party SPAs, under which customers have committed to purchase, in aggregate, 834.0 million MMBtu of LNG per year (approximately 16 mtpa) as follows:

•	BG Gulf Coast LNG, LLC ("BG") has agreed to purchase 286.5 million MMBtu of LNG per year (approximately 5.5 mtpa);

•	Gas Natural Aprovisionamientos SDG S.A. ("Gas Natural Fenosa"), an affiliate of Gas Natural SDG S.A., has agreed to purchase 182.5 million MMBtu of LNG per year (approximately 3.5 mtpa);

•	Korea Gas Corporation ("KOGAS") has agreed to purchase 182.5 million MMBtu of LNG per year (approximately 3.5 mtpa); and

•	GAIL (India) Limited ("GAIL") has agreed to purchase 182.5 million MMBtu of LNG per year (approximately 3.5 mtpa).

In aggregate, these customers have agreed to pay Sabine Pass Liquefaction approximately $2.3 billion annually, plus an amount per MMBtu of LNG equal to 115% of the final settlement price for the New York Mercantile Exchange natural gas futures contract for the month in which the relevant cargo is scheduled.

In addition, Cheniere Marketing, LLC, a wholly owned subsidiary of Cheniere, has entered into an SPA to purchase certain excess LNG produced that is not committed to non-affiliate parties, up to a maximum of 104.0 million MMBtu of LNG per year (approximately 2.0 mtpa). The sales price to be paid by Cheniere Marketing will be 115% of the then-current Henry Hub price per MMBtu plus a profit sharing equal to 100% of profits up to $3.00/MMBtu for the first 36 million MMBtu of the most profitable cargoes sold each year to Cheniere Marketing and 20% of profits for the subsequent 68 million MMBtu sold each year to Cheniere Marketing.

In November 2011, Sabine Pass Liquefaction entered into a lump sum turnkey agreement with Bechtel Oil, Gas and Chemicals, Inc. ("Bechtel") for procurement, engineering, design, installation, training, commissioning and placing into service of the first two LNG trains and related facilities adjacent to the Sabine Pass LNG terminal. Cheniere Partners issued a limited notice to proceed and commenced construction of LNG trains 1 and 2 during the second quarter of 2012 and expects to begin operations of the first LNG train in late 2015, with the second LNG train commencing operations approximately six to nine months after the first LNG train. We expect to complete our construction plan and cost estimates for LNG trains 3 and 4 by the end of 2012 and begin working on our financing plan.
The cost to construct LNG trains 1 and 2 is currently estimated to be approximately $4 billion to $5 billion, before financing costs. Our cost estimates are subject to change due to such items as change orders, delays in construction, increased component and material costs, escalation of labor costs and increased spending to maintain our construction schedule.
Cheniere Partners Financing
In May 2012, we, Cheniere Partners and Blackstone entered into a unit purchase agreement whereby Cheniere Partners agreed to sell to Blackstone in a private placement 100 million Class B Units of Cheniere Partners at a price of $15.00 per Class B Unit. Subsequent to an initial funding of $500 million by Blackstone, Cheniere Partners can require, based on liquidity needs, that Blackstone make additional capital contributions until Blackstone has funded $1.5 billion in the aggregate. In addition, we, through a wholly owned subsidiary, and Cheniere Partners entered into a unit purchase agreement whereby we agreed to purchase from Cheniere Partners 33.3 million Class B Units at a price of $15.00 per unit, for total consideration of $500 million, of which $166.7 million was purchased in June 2012 so that Cheniere Partners could issue a limited notice to proceed to Bechtel. In July 2012, Cheniere purchased $333 million of its remaining Class B Units for an aggregate investment of $500 million. Cheniere Partners will use the net proceeds from the private placements to pay for a portion of the cost to construct the first two LNG trains and related facilities and equipment.

In July 2012, Sabine Pass Liquefaction closed $3.6 billion of debt financing with a syndicate of lenders to fund the costs of developing, constructing and placing into service the first two LNG trains of the liquefaction facilities adjacent to the Sabine Pass LNG terminal. The definitive loan documents were executed in July 2012, with the credit facility having a seven-year maturity and an interest rate of LIBOR plus 350 basis points during construction, increasing to LIBOR plus 375 basis points during operations. Sabine Pass Liquefaction will maintain interest rate protection agreements with respect to at least 75% of this debt financing.

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

The Creole Trail Pipeline is a permitted 153-mile natural gas pipeline. We have constructed, placed in-service and are operating the first 94 miles, which connect the Sabine Pass LNG terminal to numerous interconnection points with existing interstate and intrastate natural gas pipelines in southwest Louisiana.

In connection with Cheniere Partners’ liquefaction project, we are developing a project for the Creole Trail Pipeline to be able to transport natural gas to the Sabine Pass LNG terminal for fuel and for Sabine Pass Liquefaction to satisfy its LNG delivery obligations under its SPAs. We estimate the capital costs to modify the Creole Trail Pipeline will be approximately $90 million.

LNG and Natural Gas Marketing Business

Our wholly owned subsidiary, Cheniere Marketing, is engaged in the LNG and natural gas marketing business and is seeking to develop a portfolio of long-term, short-term and spot LNG purchase and sale agreements, assist Cheniere Investments in negotiating with potential customers to monetize 2.0 Bcf/d of regasification capacity at the Sabine Pass LNG terminal to which it has access, and enter into business relationships for the domestic marketing of natural gas imported by Cheniere Marketing as LNG to the Sabine Pass LNG terminal.

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

LNGCo Agreements

In 2010, Cheniere Marketing entered into various agreements ("LNGCo Agreements") with JPMorgan LNG Co. ("LNGCo") under which Cheniere Marketing agreed to develop and maintain commercial and trading opportunities in the LNG industry and present any such opportunities exclusively to LNGCo. Cheniere Marketing also agreed to provide, or arrange for the provision of, all of the operations and administrative services required by LNGCo in connection with any LNG cargoes purchased by LNGCo, including negotiating agreements and arranging for transporting, receiving, storing, hedging and regasifying LNG cargoes. In return for the services provided by Cheniere Marketing, LNGCo paid a fixed fee to Cheniere Marketing and additional fees depending upon the gross margin of each transaction. In June 2012, Cheniere Marketing and LNGCo terminated the LNGCo Agreements.

During the three and six months ended June 30, 2012, we recognized $1.5 million and $4.0 million, respectively, of marketing and trading revenues from LNGCo. During the three and six months ended June 30, 2011, we recognized $4.9 million and $7.3 million, respectively, of marketing and trading revenues from LNGCo. As of June 30, 2012, the carrying amount of Cheniere Marketing’s assets relating to LNGCo, which is equivalent to Cheniere Marketing's maximum exposure to loss, was $2.6 million.   The $2.6 million represents our fixed fee receivable, gross margin receivable and margin deposit receivable that are reported as accounts and interest receivable on our consolidated financial statements.

Corporate and Other Activities

We are required to maintain corporate general and administrative functions to serve our business activities described above.

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the six months ended June 30, 2012 and 2011. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Six Months Ended
	June 30,
	2012	2011
Sources of cash and cash equivalents
Sale of common stock, net	$819,686	$123,305
Sale of common units by Cheniere Partners	8,793	8,978
Use of restricted cash and cash equivalents	—	9,627
Total sources of cash and cash equivalents	828,479	141,910

Uses of cash and cash equivalents
Repurchases and prepayments of debt	(571,884)	—
Investment in restricted cash and cash equivalents	(240,859)	—
Investment in Cheniere Partners	(170,253)	—
Operating cash flow	(94,937)	(29,522)
LNG terminal and pipeline construction-in-process, net	(38,985)	(5,480)
Distributions to non-controlling interest	(16,330)	(13,306)
Deferred financing costs	(5,530)	—
Purchase of treasury shares	(1,893)	(2)
Other	(9,083)	(5,200)
Total uses of cash and cash equivalents	(1,149,754)	(53,510)

Net increase (decrease) in cash and cash equivalents	(321,275)	88,400
Cash and cash equivalents—beginning of period	459,160	74,161
Cash and cash equivalents—end of period	$137,885	$162,561

Sale of Common Stock, net

In March 2012, we sold 24.2 million shares of Cheniere common stock in an underwritten public offering for net cash proceeds of approximately $351.9 million. We used a portion of the net proceeds from this offering to repay the 2008 Loans in full in June 2012. In May 2012, we sold 31.0 million shares of Cheniere common stock pursuant to a stock purchase agreement for net proceeds of $468.1 million, which has been used, along with cash on hand, to purchase the $500 million of Class B Units from Cheniere Partners as described above.

During the six months ended June 30, 2012, we did not sell any shares of Cheniere common stock and paid zero in commissions to Miller Tabak + Co., Inc., as sales agent, in connection with our at-the-market program.

Sale of Common Units by Cheniere Partners

In January 2011, Cheniere Partners initiated an at-the-market program to sell up to 1.0 million common units, the proceeds from which have primarily been used to fund development costs associated with Cheniere Partners' proposed liquefaction project at the Sabine Pass LNG terminal. During the six months ended June 30, 2012 and 2011, Cheniere Partners received $8.8 million and $9.0 million, respectively, in net proceeds from its sale of common units related to this at-the-market program.

Use of (Investment in) Restricted Cash and Cash Equivalent

In the six months ended June 30, 2012, we invested in $240.9 million of restricted cash and cash equivalents. This investment in restricted cash and cash equivalents is a result of the $468.1 million investment in restricted cash and cash equivalents related to the net proceeds from a June 2012 sale of common stock in which the proceeds are restricted for the purchase of Class B Units from Cheniere Partners. This investment in restricted cash and cash equivalents in the six months ended June 30, 2012 was partially offset by the use of restricted cash and cash equivalents for the purchase of Class B Units, which will be used by Cheniere Partners for construction of the liquefaction facilities adjacent to the Sabine Pass LNG terminal.

In the six months ended June 30, 2011, $9.6 million of restricted cash and cash equivalents were used primarily to pay for construction activity at the Sabine Pass LNG terminal and to pay distributions to non-controlling interest owners of Cheniere Partners.

Repurchases and Prepayments of Debt

In January 2012, we used a portion of the net proceeds from the public offering of Cheniere common stock in December 2011 to repay in full the 2007 Term Loan. In June 2012, we used a portion of the net proceeds from the public offering of Cheniere common stock in March 2012 to repay in full the 2008 Loans.

Investment in Cheniere Partners

In the six months ended June 30, 2012, we invested $170.3 million in Cheniere Partners related to the purchase of Class B Units and general partner units.

Operating Cash Flow

Net cash used in operations was $94.9 million and $29.5 million during the six months ended June 30, 2012 and 2011, respectively. Net cash used in operations related primarily to the general administrative overhead costs, pipeline operations costs and LNG and natural gas marketing overhead, offset by earnings from our LNG and natural gas marketing business. The increase in cash used in operations in the six months ended June 30, 2012 is primarily a result of the purchase of the Crest Royalty in March 2012 and the payment of interest on the 2008 Loans in six months ended June 30, 2012.

LNG Terminal and Pipeline Construction-in-Process, net

Capital expenditures for the Sabine Pass LNG terminal were $39.0 million and $5.5 million in the six months ended June 30, 2012, and 2011, respectively. We began capitalizing costs associated with construction of the liquefaction facilities adjacent to the Sabine Pass LNG terminal as construction-in-process during the second quarter of 2012.

Deferred Financing Costs

In the six months ended June 30, 2012, we paid $5.5 million in fees directly related to project financing and debt and equity offerings to finance the construction costs of the liquefaction facilities adjacent to the Sabine Pass LNG terminal.

Debt Agreements

The following table (in thousands) and the explanatory paragraphs following the table summarize our various debt agreements as of June 30, 2012:

	Sabine Pass LNG, L.P.	Cheniere Energy Partners, L.P.	Other Cheniere Energy, Inc.	Consolidated Cheniere Energy, Inc.
Current debt
Convertible Senior Unsecured Notes	$—	$—	$204,630	$204,630
Convertible Senior Unsecured Notes discount (1)	—	—	(1,454)	(1,454)
Current debt, net of discount	$—	$—	$203,176	$203,176

Long-term debt
Senior Notes	$2,215,500	$—	$—	$2,215,500
Senior Notes discount (2)	(20,735)	—	—	(20,735)
Long-term debt, net of discount	$2,194,765	$—	$—	$2,194,765

(1)
Effective as of January 1, 2009, we are required to record a debt discount on our Convertible Senior Unsecured Notes.  The unamortized discount has been amortized through the maturity of the Convertible Senior Unsecured Notes.

(2)
In September 2008, Sabine Pass LNG issued an additional $183.5 million, par value, of 2016 Notes described below.  The net proceeds from the additional issuance of the 2016 Notes were $145.0 million.  The difference between the par value and the net proceeds is the debt discount, which will be amortized through the maturity of the 2016 Notes.

Convertible Senior Unsecured Notes

In July 2005, we consummated a private offering of $325.0 million aggregate principal amount of convertible senior unsecured notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act (the "Convertible Senior Unsecured Notes"). The notes bore interest at a rate of 2¼% per year. The notes were convertible at any time into our common stock under certain circumstances at an initial conversion rate of 28.2326 shares per $1,000 principal amount of the notes, which was equal to a conversion price of approximately $35.42 per share. As of June 30, 2012, no holders had elected to convert their notes at the conversion rate.

During the third quarter of 2011, we reclassified $190.7 million of debt, net of discount, from a long-term liability to a current liability because our Convertible Senior Unsecured Notes were due within 12 months as of August 1, 2011.

As discussed in Note 8—"Debt and Debt—Related Parties" of our Notes to Consolidated Financial Statements, we adopted on January 1, 2009 an accounting standard that requires issuers of certain convertible debt instruments to separately account for the liability component and the equity component represented by the embedded conversion option in a manner that will reflect that entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. The fair value of the embedded conversion option at the date of issuance of the Convertible Senior Unsecured Notes was determined to be $134.0 million and has been recorded as a debt discount to the Convertible Senior Unsecured Notes, with a corresponding adjustment to additional paid-in capital. At June 30, 2012, the unamortized debt discount to the Convertible Senior Unsecured Notes was $1.5 million.

On August 1, 2012, we paid in full the entire outstanding principal balance of the Convertible Senior Unsecured Notes that were due with a portion of the net proceeds from the public offering of our common stock in July 2012 and available cash. The aggregate repayment amount was $206.9 million, including the outstanding principal amount and accrued interest through August 1, 2012.

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

Under the Sabine Pass Indenture, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the six months ended June 30, 2012 and June 30, 2011, Sabine Pass LNG made distributions to Cheniere Partners of $146.7 million and $155.6 million, respectively, after satisfying all of the applicable conditions in the Sabine Pass Indenture.

Liquefaction Credit Facility

In July 2012, Sabine Pass Liquefaction closed $3.6 billion of debt financing to fund the costs of developing, constructing and placing into service the first two LNG trains of the liquefaction facilities adjacent to the Sabine Pass LNG terminal. The credit facility has a seven-year maturity and an interest rate of LIBOR plus 350 basis points during construction, increasing to LIBOR plus 375 basis points during operations.

Issuances of Common Stock

During the six months ended June 30, 2012 and 2011, no shares of our common stock were issued pursuant to the exercise of stock options.  During three months ended June 30, 2012 and 2011, we issued 0.1 million and 0.2 million shares, respectively, of restricted stock to new and existing employees.  During the six months ended June 30, 2012 and 2011, we issued 0.3 million and 2.5 million shares, respectively, of restricted stock to new and existing employees.

Results of Operations

Three Months Ended June 30, 2012 vs. Three Months Ended June 30, 2011

Overall Operations

Our consolidated net loss was $73.0 million, or $0.43 per share (basic and diluted), in the three months ended June 30, 2012, compared to a net loss of $47.2 million, or $0.67 per share (basic and diluted), in the three months ended June 30, 2011. This increase in net loss was primarily a result of loss on early extinguishment of debt, increased LNG terminal and pipeline development expense, decreased LNG and natural gas marketing and trading revenues and increased LNG terminal and pipeline operating expense, which was partially offset by decreased interest expense.

Loss on Early Extinguishment of Debt

During the three months ended June 30, 2012, we recorded a $14.6 million loss on early extinguishment of debt related to the June 2012 repayment of the 2008 Loans in full.

LNG Terminal and Pipeline Development Expense

Our LNG terminal and pipeline development expense primarily includes professional costs associated with front-end engineering and design work, obtaining regulatory approvals authorizing construction of our facilities and other required permitting for our planned LNG terminals and natural gas pipelines.

LNG terminal and pipeline development expense increased $7.7 million, from $13.4 million in the three months ended June 30, 2011 to $21.1 million in the three months ended June 30, 2012. This increase primarily resulted from costs incurred to develop the liquefaction facilities.

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

	Three Months Ended
	June 30,
	2012	2011
Physical LNG and natural gas sales, net of costs	$(3)	$(473)
Provision of loss on LNG inventory purchase commitment	(4,850)	—
Loss from derivatives	(995)	153
Other energy trading activities	1,841	4,926
Total LNG and natural gas marketing revenues (losses)	$(4,007)	$4,606

LNG and natural gas marketing and trading revenues (losses) decreased $8.6 million, from $4.6 million of marketing and trading revenues in the three months ended June 30, 2011 to $4.0 million of marketing and trading losses in the three months ended June 30, 2012. The $8.6 million decrease in marketing and trading revenues (losses) is primarily a result of a $4.9 million provision for loss on a firm purchase commitment for LNG inventory that will be used to restore the heating value of vaporized LNG to conform to natural gas pipeline specifications.

LNG Terminal and Pipeline Operating Expense

Our LNG terminal and pipeline operating expense includes costs incurred to operate the Sabine Pass LNG terminal and the Creole Trail Pipeline. LNG terminal and pipeline operating expense increased $3.1 million, from $7.9 million in the three months ended June 30, 2011 to $11.0 million in the three months ended June 30, 2012. This increase is primarily a result of increased dredging services in the three months ended June 30, 2012 and decreased fuel costs in the three months ended June 30, 2011 as a result of efficiencies in our LNG inventory management.

Interest Expense, net

Interest expense, net of amounts capitalized, decreased $8.7 million, from $64.6 million in the three months ended June 30, 2011 to $55.9 million in the three months ended June 30, 2012. This decrease in interest expense resulted from the reduced amount of indebtedness in the three months ended of June 30, 2012 compared to the three months ended June 30, 2011.

Six Months Ended June 30, 2012 vs. Six Months Ended June 30, 2011

Overall Operations

Our consolidated net loss was $129.5 million, or $0.86 per share (basic and diluted), in the six months ended June 30, 2012, compared to a net loss of $87.0 million, or $1.26 per share (basic and diluted), in the six months ended June 30, 2011. This increase in net loss was primarily a result of increased LNG terminal and pipeline development expense, loss on early extinguishment of debt, decreased LNG and natural gas marketing and trading revenues and increased LNG terminal and pipeline operating expense, which was partially offset by decreased interest expense.

LNG Terminal and Pipeline Development Expense

LNG terminal and pipeline development expenses increased $21.1 million, from $21.8 million in the six months ended June 30, 2011 to $42.9 million in the six months ended June 30, 2012. This increase primarily resulted from costs incurred to develop the liquefaction project at the Sabine Pass LNG terminal.

Loss on Early Extinguishment of Debt

During the six months ended June 30, 2012, we recorded a $15.1 million loss on early extinguishment of debt related to the January 2012 repayment of the 2007 Term Loan in full and the June 2012 repayment of the 2008 Loans in full.

LNG and Natural Gas Marketing and Trading Revenues

See the table below (in thousands) for an itemized comparison of each major type of energy trading and risk management activity:

	Six Months Ended
	June 30,
	2012	2011
Physical LNG and natural gas sales, net of costs	$(599)	$6,227
Provision of loss on LNG inventory purchase commitment	(4,850)	—
Loss from derivatives	864	(453)
Other energy trading activities	3,236	7,280
Total LNG and natural gas marketing revenues (losses)	$(1,349)	$13,054

LNG and natural gas marketing and trading revenues (losses) decreased $14.4 million, from $13.1 million of marketing and trading revenues in the six months ended June 30, 2011 to $1.3 million of marketing and trading losses in the six months ended June 30, 2012. The $14.4 million decrease in marketing and trading revenues is primarily a result of less LNG export activity and a $4.8 million provision for loss on a firm purchase commitment for LNG inventory that will be used to restore the heating value of vaporized LNG to conform to natural gas pipeline specifications.

LNG Terminal and Pipeline Operating Expense

LNG terminal and pipeline operating expense increased $4.5 million, from $18.0 million in the six months ended June 30, 2011 to $22.5 million in the six months ended June 30, 2012. This increase is primarily a result of increased dredging services in the six months ended June 30, 2012 and decreased fuel costs in the six months ended June 30, 2011 as a result of efficiencies in our LNG inventory management.

Interest Expense, net

Interest expense, net of amounts capitalized, decreased $14.5 million, from $128.7 million in the six months ended June 30, 2011 to $114.2 million in the six months ended June 30, 2012. This decrease in interest expense resulted from the reduced amount of indebtedness in the six months ended of June 30, 2012 compared to the six months ended June 30, 2011.

Off-Balance Sheet Arrangements

As of June 30, 2012, we had no "off-balance sheet arrangements" that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Marketing and Trading Commodity Price Risk

We have entered into certain derivative instruments to economically hedge the price risk attributable to future purchases of natural gas to be utilized as fuel to operate the Sabine Pass LNG terminal ("Fuel Derivatives") and to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory ("LNG Inventory Derivatives"). We use one-day value at risk ("VaR") with a 95% confidence interval and other methodologies for market risk measurement and control purposes. The VaR is calculated using the Monte Carlo simulation method. The table below provides information about our derivative financial instruments that are sensitive to changes in natural gas prices as of June 30, 2012 (in thousands, except for volume and price range data).

Hedge Description	Hedge Instrument	Contract Volumes (MMBtu)	Price Range ($/MMBtu)	Final Hedge Maturity Date	Fair Value ($)	VaR ($)
LNG Inventory Derivatives	Fixed price natural gas swaps	1,242,500	$2.700 - $3.324	December 2012	$(28)	$46
Fuel Derivatives	Fixed price natural gas swaps	1,078,000	$3.243 - $4.714	August 2013	(664)	2

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

Part II.        Other Information

Item 1.        Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of June 30, 2012, there were no pending legal matters that could reasonably be expected to have a material adverse impact on our consolidated results of operations, financial position or cash flows.

Item 6.        Exhibits

Exhibit No.	Description
10.1
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between the Borrower and Bechtel Oil, Gas and Chemicals, Inc.:  (i) the Change Order CO-0001 EPC Terms and Conditions, dated May 1, 2012, (ii) the Change Order CO-0002 Heavies Removal Unit, dated May 23, 2012, (iii) the Change Order CO-0003 LNTP, dated June 6, 2012, (iv) the Change Order CO-0004 Addition of Inlet Air Humidification, dated July 10, 2012, (v) the Change Order CO-0005 Replace Natural Gas Generators with Diesel Generators, dated July 10, 2012, (vi) the Change Order CO-0006 Flange Reduction and Valve Positioners, dated July 12, 2012, and (vii) the Change Order CO-0007 Relocation of Temporary Facilities, Power Poles Relocation Reimbursement, and Duck Blind Road Improvement Reimbursement, dated July 13, 2012 (incorporated by reference to Exhibit 10.1 to Cheniere Energy Partners, L.P.'s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on August 3, 2012)

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

CHENIERE ENERGY, INC.

/s/ Jerry D. Smith
Jerry D. Smith Vice President and Chief Accounting Officer (on behalf of the registrant and as principal accounting officer)

Date:	August 3, 2012