Form 10-Q
period 2012-09-30
CHENIERE ENERGY INC
filed 2012-11-02
CIK 3570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2012
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
223,342,323 shares of the registrant’s Common Stock, $0.003 par value, were issued and outstanding as of October 24, 2012.

CHENIERE ENERGY, INC.
INDEX TO FORM 10-Q

i

Part I.        Financial Information

Item 1.	Consolidated Financial Statements
CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2012	2011
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$214,995	$459,160
Restricted cash and cash equivalents	500,711	102,165
Accounts and interest receivable	29,200	3,043
LNG inventory	6,597	6,562
Prepaid expenses and other	15,911	20,522
Total current assets	767,414	591,452
Non-current restricted cash and cash equivalents	267,700	82,892
Property, plant and equipment, net	2,995,052	2,107,129
Debt issuance costs, net	222,144	33,356
Goodwill	76,819	76,819
Intangible LNG assets	4,356	4,782
Advances under long-term contracts	15,088	—
Other	35,152	18,895
Total assets	$4,383,725	$2,915,325

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$2,282	$1,103
Current debt, net of discount	—	492,724
Accrued liabilities	138,780	63,074
Deferred revenue	26,525	26,628
Other	535	1,431
Total current liabilities	168,122	584,960
Long-term debt, net of discount	2,295,939	2,465,113
Long-term debt-related parties, net of discount	—	9,598
Non-current derivative liabilities	29,384	—
Long-term deferred revenue	22,500	25,500
Other non-current liabilities	2,882	3,146
Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $0.0001 par value, 5.0 million shares authorized, none issued	—	—
Common stock, $0.003 par value
Authorized: 480.0 million shares and 240.0 million shares at September 30, 2012 and December 31, 2011, respectively
Issued and outstanding: 223.3 million shares and 129.5 million shares at September 30, 2012 and December 31, 2011, respectively	671	389
Treasury stock: 4.7 million shares and 3.4 million shares at September 30, 2012 and December 31, 2011, respectively, at cost	(39,115)	(20,195)
Additional paid-in-capital	2,163,796	898,702
Accumulated deficit	(1,498,661)	(1,260,205)
Accumulated other comprehensive loss	(29,797)	(258)
Total stockholders' equity (deficit)	596,894	(381,567)
Non-controlling interest	1,268,004	208,575
Total equity (deficit)	1,864,898	(172,992)
Total liabilities and equity (deficit)	$4,383,725	$2,915,325
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues
LNG terminal revenues	$65,939	$68,375	$199,269	$205,678
Marketing and trading revenues (losses)	(292)	(2,999)	(1,641)	10,055
Oil and gas sales	350	426	1,165	2,079
Other	1	11	6	42
Total revenues	65,998	65,813	198,799	217,854

Operating costs and expenses
General and administrative expense	79,427	16,227	120,236	57,116
Depreciation, depletion and amortization	15,233	15,271	47,001	46,282
LNG terminal and pipeline operating expense	14,056	10,976	36,606	29,023
LNG terminal and pipeline development expense	11,721	11,143	54,629	32,936
Other	78	1,841	244	2,117
Total operating costs and expenses	120,515	55,458	258,716	167,474
Income (loss) from operations	(54,517)	10,355	(59,917)	50,380

Other income (expense)
Interest expense, net	(45,504)	(65,125)	(159,719)	(193,867)
Loss on early extinguishment of debt	—	—	(15,098)	—
Derivative gain (loss)	287	(716)	(288)	(1,164)
Other income (expense)	(12,081)	17	(11,500)	245
Total other expense	(57,298)	(65,824)	(186,605)	(194,786)
Loss before income taxes and non-controlling interest	(111,815)	(55,469)	(246,522)	(144,406)
Income tax provision	(61)	—	(211)	—
Net loss	(111,876)	(55,469)	(246,733)	(144,406)
Non-controlling interest	2,875	1,533	8,277	3,459
Net loss attributable to common stockholders	$(109,001)	$(53,936)	$(238,456)	$(140,947)

Net loss per share attributable to common stockholders - basic and diluted	$(0.52)	$(0.67)	$(1.40)	$(1.94)
Weighted average number of common shares outstanding - basic and diluted	208,712	80,473	170,414	72,739

The accompanying notes are an integral part of these consolidated financial statements.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net loss	$(111,876)	$(55,469)	$(246,733)	$(144,406)
Comprehensive loss
Change in fair value of interest rate cash flow hedges	(29,676)	—	(29,676)	—
Foreign currency translation	153	30	137	(56)
Total other comprehensive income (loss)	(29,523)	30	(29,539)	(56)
Comprehensive loss	(141,399)	(55,439)	(276,272)	(144,462)
Comprehensive loss attributable to non-controlling interest	2,875	1,533	8,277	3,459
Comprehensive loss attributable to common stockholders	$(138,524)	$(53,906)	$(267,995)	$(141,003)

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Total Stockholders' Equity (Deficit)
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance—December 31, 2011	129,510	$389	3,386	$(20,195)	$898,702	$(1,260,205)	$(258)	$208,575	$(172,992)
Issuances of stock	84,932	255		—	1,209,008	—	—	—	1,209,263
Issuances of restricted stock	10,234	31	—	—	(31)	—	—	—	—
Forfeitures of restricted stock	(12)	—	12	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	56,113	—	—	—	56,113
Treasury stock acquired	(1,330)	(4)	1,330	(18,920)	4	—	—	—	(18,920)
Foreign currency translation	—	—	—	—	—	—	137	—	137
Interest rate cash flow hedges	—	—	—	—	—	—	(29,676)	—	(29,676)
Loss attributable to non-controlling interest	—	—	—	—	—	—	—	(8,277)	(8,277)
Sale of Class B Units to non-controlling interest, net	—	—	—	—	—	—	—	887,361	887,361
Sale of common units to non-controlling interest, net	—	—	—	—	—	—	—	204,973	204,973
Distribution to non-controlling interest	—	—	—	—	—	—	—	(24,628)	(24,628)
Net loss	—	—	—	—	—	(238,456)	—	—	(238,456)
Balance—September 30, 2012	223,334	$671	4,728	$(39,115)	$2,163,796	$(1,498,661)	$(29,797)	$1,268,004	$1,864,898

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities
Net loss	$(238,456)	$(140,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation	53,961	16,629
Depreciation, depletion and amortization	47,001	46,282
Loss on early extinguishment of debt	15,095	—
Crest Royalty	(13,384)	—
Non-cash interest expense on 2008 Loans	—	19,636
Amortization of debt issuance and discount costs	18,073	21,331
Non-controlling interest	(8,277)	(3,459)
Use of (investment in) restricted cash and cash equivalents	24,139	(35,673)
Other	(2,017)	3,572
Changes in operating assets and liabilities:
Accounts and interest receivable	(23,871)	407
Accounts payable and accrued liabilities	19,413	44,016
LNG inventory, net	3,455	(5,667)
Deferred revenue	(3,104)	(3,629)
Prepaid expenses and other	2,993	(2,413)
Net cash used in operating activities	(104,979)	(39,915)

Cash flows from investing activities
Use of restricted cash and cash equivalents	1,352,656	6,512
LNG terminal and pipeline construction-in-process, net	(871,167)	(6,538)
Investment in Cheniere Partners	(534,940)	(17,806)
Purchase of intangible and fixed assets, net of sales	(3,053)	—
Other	(18,543)	(2,145)
Net cash used in investing activities	(75,047)	(19,977)

Cash flows from financing activities
Sale of common stock, net	1,200,717	123,113
Sale of Class B Units by Cheniere Partners	887,563	—
Sale of common units by Cheniere Partners	205,174	52,628
Proceeds from Liquefaction Credit Facility	100,000	—
Investment in restricted cash and cash equivalents	(1,425,209)	(32,504)
Repurchases and prepayments of debt	(776,514)	—
Debt issuance costs	(210,828)	(4,341)
Distributions to non-controlling interest	(24,628)	(20,123)
Purchase of treasury shares	(20,414)	(1,730)
Net cash provided by (used in) financing activities	(64,139)	117,043

Net increase (decrease) in cash and cash equivalents	(244,165)	57,151
Cash and cash equivalents—beginning of period	459,160	74,161
Cash and cash equivalents—end of period	$214,995	$131,312

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

Results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2012.

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

NOTE 2—Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of cash and cash equivalents that are contractually restricted as to usage or withdrawal, as follows:

Senior Notes Debt Service Reserve

Sabine Pass LNG, L.P. ("Sabine Pass LNG") has consummated private offerings of an aggregate principal amount of $2,215.5 million of Senior Notes (See Note 6—"Debt and Debt—Related Parties" ). Under the indenture governing the Senior Notes (the "Sabine Pass Indenture"), except for permitted tax distributions and certain other permitted distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied, including that there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture.

As of September 30, 2012 and December 31, 2011, we classified $54.9 million and $13.7 million, respectively, as current restricted cash and cash equivalents for the payment of interest due within twelve months. As of September 30, 2012 and December 31, 2011, we classified the permanent debt service reserve fund of $82.4 million as non-current restricted cash and cash equivalents. These cash accounts are controlled by a collateral trustee and, therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

Liquefaction Reserve

In July 2012, Sabine Pass Liquefaction, LLC ("Sabine Pass Liquefaction") closed on a $3.6 billion senior secured credit facility (the "Liquefaction Credit Facility"). Under the terms and conditions of the Liquefaction Credit Facility, Sabine Pass Liquefaction is required to deposit all cash received into reserve accounts controlled by a collateral trustee. Therefore, all of Sabine Pass Liquefaction's cash and cash equivalents are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets. As of September 30, 2012, we classified $184.8 million as non-current restricted cash and cash equivalents held by Sabine Pass Liquefaction as such funds are to be used to acquire non-current assets. As of September 30, 2012, we classified $68.4 million as current restricted cash and cash equivalents held by Sabine Pass Liquefaction as such funds are to be used to pay for current liabilities.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Other Restricted Cash and Cash Equivalents

As of September 30, 2012 and December 31, 2011, $369.1 million and $81.4 million, respectively, of current restricted cash and cash equivalents were primarily related to cash and cash equivalents held by Sabine Pass LNG and Cheniere Energy Partners, L.P. ("Cheniere Partners") that were considered restricted to Cheniere.  As of September 30, 2012, $8.3 million had been classified as current restricted cash and cash equivalents due to various other contractual restrictions. As of December 31, 2011, $6.4 million had been classified as current restricted cash and cash equivalents due to various other contractual restrictions on our Consolidated Balance Sheets. As of September 30, 2012 and December 31, 2011, $0.5 million had been classified as non-current restricted cash and cash equivalents due to various other contractual restrictions on our Consolidated Balance Sheets.

NOTE 3—Property, Plant and Equipment

Property, plant and equipment consists of LNG terminal and natural gas pipeline costs, LNG site and related costs, investments in oil and gas properties, and fixed assets, as follows (in thousands):

	September 30,	December 31,
	2012	2011
LNG terminal costs
LNG terminal	$1,650,965	$1,647,107
LNG terminal construction-in-process	966,389	39,010
LNG site and related costs, net	4,976	4,982
Accumulated depreciation	(156,864)	(125,108)
Total LNG terminal costs, net	$2,465,466	$1,565,991

Natural gas pipeline costs
Natural gas pipeline	$564,027	$564,021
Natural gas pipeline construction-in-process	2,427	2,427
Pipeline right-of-ways	18,455	18,455
Accumulated depreciation	(64,062)	(52,878)
Total natural gas pipeline costs	$520,847	$532,025

Oil and gas properties, successful efforts method
Proved	$4,170	$4,170
Accumulated depreciation, depletion and amortization	(3,179)	(3,033)
Total oil and gas properties, net	$991	$1,137

Fixed assets
Computer and office equipment	$6,739	$5,952
Furniture and fixtures	4,057	4,057
Computer software	12,707	12,601
Leasehold improvements	8,732	7,318
Other	2,738	1,892
Accumulated depreciation	(27,225)	(23,844)
Total fixed assets, net	$7,748	$7,976
Property, plant and equipment, net	$2,995,052	$2,107,129

LNG Terminal Costs

Depreciation expense related to the Sabine Pass LNG terminal totaled $10.6 million and $10.8 million for the three months ended September 30, 2012 and 2011, respectively. Depreciation expense related to the Sabine Pass LNG terminal totaled $31.8 million and $32.2 million for the nine months ended September 30, 2012 and 2011, respectively.

In June 2012, LNG trains 1 and 2 of the liquefaction facilities Cheniere Partners is developing and constructing adjacent to the Sabine Pass LNG terminal (the "Liquefaction Project") satisfied the criteria for capitalization. Accordingly, costs associated

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

with the construction of LNG trains 1 and 2 of the Liquefaction Project have been recorded as construction-in-process since that date. For the three and nine months ended September 30, 2012, we capitalized $14.0 million of interest expense related to the construction of LNG trains 1 and 2 of the Liquefaction Project.

Natural Gas Pipeline Costs

Depreciation expense related to the Creole Trail Pipeline totaled $3.8 million and $3.7 million for the three months ended September 30, 2012 and 2011, respectively. Depreciation expense related to the Creole Trail Pipeline totaled $11.2 million for the nine months ended September 30, 2012 and 2011.

Fixed Assets

Depreciation expense related to our fixed assets totaled $0.7 million and $0.9 million for the three months ended September 30, 2012 and 2011, respectively. Depreciation expense related to our fixed assets totaled $3.4 million and $2.5 million for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 4—Non-controlling Interest
We have consolidated Cheniere Partners, a master limited partnership formed by us to own and operate the Sabine Pass LNG terminal and related assets. The entities’ financial statements are consolidated in our consolidated financial statements and the entity's other equity is recorded as a non-controlling interest. The following table sets forth the components of our non-controlling interest balance since inception attributable to third-party investors’ interests at September 30, 2012 (in thousands):

Net proceeds from Cheniere Partners’ issuance of common units (1)	$355,765
Net proceeds from Holdings’ sale of Cheniere Partners common units (2)	203,946
Distributions to Cheniere Partners’ non-controlling interest (3)	(145,651)
Net proceeds from Cheniere Partners’ issuance of Class B Units (4)	887,361
Non-controlling interest share of loss of Cheniere Partners	(33,417)
Non-controlling interest at September 30, 2012	$1,268,004

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

In January 2011, Cheniere Partners initiated an at-the-market program to sell up to 1.0 million common units, the proceeds from which would be used primarily to fund development costs associated with the Liquefaction Project. As of December 31, 2011, Cheniere Partners had sold 0.5 million common units with net proceeds of $9.0 million. During the nine months ended September 30, 2012, Cheniere Partners sold 0.5 million common units with net proceeds of $11.1 million.
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
In September 2012, Cheniere Partners sold 8.0 million common units in an underwritten public offering at a price of $25.07 per common unit for net cash proceeds of $194.0 million.

(2)
In conjunction with the Cheniere Partners Offering, Cheniere LNG Holdings, LLC ("Holdings") sold a portion of the Cheniere Partners common units held by it to the public, realizing net proceeds of $203.9 million, which included $39.4 million of net proceeds realized once the underwriters exercised their option to purchase an additional 2,025,000 common units from Holdings. Due to the subordinated distribution rights on our subordinated units, we recorded those proceeds as non-controlling interest.

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

(4)
In May 2012, Cheniere Partners and Blackstone CQP Holdco LP ("Blackstone") entered into a unit purchase agreement (the "Blackstone Unit Purchase Agreement") whereby Cheniere Partners agreed to sell to Blackstone in a private placement 100 million Class B Units of Cheniere Partners ("Class B Units") at a price of $15.00 per Class B Unit. Cheniere Partners has issued and sold 66.7 million Class B Units to Blackstone as of September 30, 2012. The net proceeds will be used to fund the equity portion of the costs of developing, constructing and placing into service LNG trains 1 and 2 of the Liquefaction Project.

NOTE 5—Accrued Liabilities

As of September 30, 2012 and December 31, 2011, accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2012	2011
Accrued interest expense and related fees	$55,241	$35,884
Payroll	17,245	19,321
LNG terminal costs	869	1,122
LNG liquefaction costs	53,914	1,702
Other accrued liabilities	11,511	5,045
Accrued liabilities	$138,780	$63,074

NOTE 6—Debt and Debt—Related Parties

As of September 30, 2012 and December 31, 2011, our debt consisted of the following (in thousands):

	September 30,	December 31,
	2012	2011
Current debt
2007 Term Loan	$—	$298,000
Convertible Senior Unsecured Notes	—	204,630
Total current debt	—	502,630
Current debt discount
Convertible Senior Unsecured Notes	—	(9,906)
Total current debt, net of discount	$—	$492,724

Long-term debt (including related parties)
Senior Notes	$2,215,500	$2,215,500
Liquefaction Credit Facility	100,000	—
2008 Loans (including related parties)	—	282,293
Total long-term debt	2,315,500	2,497,793
Long-term debt discount
Senior Notes	(19,561)	(23,082)
Total long-term debt (including related parties), net of discount	$2,295,939	$2,474,711

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

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

During the second quarter of 2009, we reduced debt by exchanging $120.4 million aggregate principal amount of our Convertible Senior Unsecured Notes for a combination of $30.0 million cash and cash equivalents and 4.0 million shares of common stock, reducing our principal amount due in 2012 to $204.6 million. The remaining principal amount of the Convertible Senior Unsecured Notes was convertible into 5.8 million shares.

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

In August 2012, we repaid in full the outstanding principal balance of the Convertible Senior Unsecured Notes. The aggregate repayment amount was $206.9 million including the outstanding principal amount and accrued interest through August 1, 2012.

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

Under the Sabine Pass Indenture, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the nine months ended September 30, 2012, Sabine Pass LNG made distributions of $182.9 million after satisfying all the applicable conditions in the Sabine Pass Indenture. During the nine months ended September 30, 2011, Sabine Pass LNG made distributions of $231.7 million after satisfying all the applicable conditions in the Sabine Pass Indenture.

See Note 15—"Subsequent Events" for a description of the repurchase in October 2012 of the 2013 Notes and Sabine Pass LNG's issuance of new notes.

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

The outstanding principal amount of the 2008 Loans held by Scorpion Capital Partners, L.P. ("Scorpion") was exchangeable for shares of Cheniere common stock at a price of $5.00 per share pursuant to an amendment to the 2008 Loans adopted in September 2011. No portion of any accrued interest was eligible for exchange into Cheniere common stock. On June 16, 2011, our stockholders approved a proposal to permit Scorpion to exchange its 2008 Loans for common stock, to hold such shares of common stock, and to allow Scorpion to vote the common stock as any other stockholder. The portion of outstanding principal amount of the 2008 Loans for Scorpion was classified as related party long-term debt on our consolidated financial statements because Scorpion is an affiliate of one of Cheniere's directors. As of December 31, 2011, we classified $9.6 million of the 2008 Loans as part of Long-Term Debt—Related Parties on our Consolidated Balance Sheets because a related party then held these portions of this debt. In April 2012, Scorpion exchanged all $8.4 million of its loan for 1.7 million shares of Cheniere common stock and $1.4 million cash.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

In June 2012, we repaid in full the entire outstanding principal balance of the 2008 Loans. Upon such payment, the credit agreement and related agreements were terminated. As a result, we recorded a $15.1 million loss on early extinguishment of debt in June 2012.

Liquefaction Credit Facility

In July 2012, Sabine Pass Liquefaction entered into the $3.6 billion Liquefaction Credit Facility with a syndicate of lenders. The Liquefaction Credit Facility will be used to fund a portion of the costs of developing, constructing and placing into operation LNG trains 1 and 2 of the Liquefaction Project. The Liquefaction Credit Facility will mature on the earlier of July 31, 2019 or the second anniversary of the completion date of LNG trains 1 and 2 of the Liquefaction Project. Borrowings under the Liquefaction Credit Facility may be refinanced, in whole or in part, at any time without premium or penalty, except for interest hedging and interest rate breakage costs. Sabine Pass Liquefaction made a $100.0 million borrowing under the Liquefaction Credit Facility in August 2012 after meeting the required conditions precedent to the initial advance. The second advance will not be made until Sabine Pass Liquefaction has received an aggregate of at least $1.9 billion of equity or subordinated debt proceeds, and has expended at least $1.8 billion of such funds in payment of costs for LNG trains 1 and 2 of the Liquefaction Project. In addition, the second advance will not be made until Cheniere Creole Trail Pipeline, L.P. has received equity or debt commitments sufficient to fund the pipeline modifications necessary to provide sufficient gas supply for the Liquefaction Project.

Borrowings under the Liquefaction Credit Facility bear interest, at Sabine Pass Liquefaction's election, at a variable rate equal to LIBOR or the base rate, plus the applicable margin. The applicable margin for LIBOR loans is 3.50% during construction and 3.75% during operations, and the applicable margin for base rate loans is 2.50% during construction and 2.75% during operations. Interest on LIBOR loans is due and payable at the end of each LIBOR period, and interest on base rate loans is due and payable at the end of each calendar quarter. The Liquefaction Credit Facility required Sabine Pass Liquefaction to pay certain up-front fees to the agents and lenders in the aggregate amount of approximately $178 million and provides for a commitment fee calculated at a rate per annum equal to 40% of the applicable margin for LIBOR loans, multiplied by the average daily amount of the undrawn commitment. Annual administrative fees must also be paid to the agent and the trustee. The principal of loans made under the Liquefaction Credit Facility must be repaid in quarterly installments, commencing with the first calendar quarter ending at least three months following the completion of LNG trains 1 and 2 of the Liquefaction Project. Scheduled repayments are based upon an 18-year amortization, with the remaining balance due upon the maturity of the Liquefaction Credit Facility.

Under the terms and conditions of the Liquefaction Credit Facility, all cash held by Sabine Pass Liquefaction is controlled by the collateral agent. These funds can only be released by the collateral agent upon satisfaction of certain terms and conditions, including receipt of satisfactory documentation that the Liquefaction Project costs are bona fide expenditures and are permitted under the terms of the Liquefaction Credit Facility. The Liquefaction Credit Facility does not permit Sabine Pass Liquefaction to hold any cash, or cash equivalents, outside of the accounts established under the agreement. Because these cash accounts are controlled by the collateral agent, the cash balance of $100.0 million held in these accounts as of September 30, 2012 is classified as restricted on our Consolidated Balance Sheets.

The Liquefaction Credit Facility contains customary conditions precedent for the second borrowing and any subsequent borrowings, as well as customary affirmative and negative covenants. The obligations of Sabine Pass Liquefaction under the Liquefaction Credit Facility are secured by substantially all of the assets of Sabine Pass Liquefaction as well as all of the membership interests in Sabine Pass Liquefaction, and a security interest in Cheniere Partners' rights under the Blackstone Unit Purchase Agreement and the guaranty related thereto.

Under the terms of the Liquefaction Credit Facility, Sabine Pass Liquefaction is required to hedge against the potential of rising interest rates with respect to no less than 75% (calculated on a weighted average basis) of the projected outstanding borrowings. In connection with the closing of the Liquefaction Credit Facility, Sabine Pass Liquefaction entered into interest rate swap agreements. The swap agreements have the effect of fixing the LIBOR component of the interest rate payable under the Liquefaction Credit Facility with respect to forecasted borrowings under the Liquefaction Credit Facility up to a maximum of $2.9 billion at 1.98% from August 14, 2012 to July 31, 2019, the final termination date of the swap agreements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 7—Financial Instruments

Derivative Instruments

We have entered into certain instruments to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory ("LNG Inventory Derivatives"), to hedge the exposure to price risk attributable to future purchases of natural gas to be utilized as fuel to operate the Sabine Pass LNG terminal ("Fuel Derivatives"), and to hedge the exposure to volatility in a portion of the floating-rate interest payments under the Liquefaction Credit Facility ("Interest Rate Derivatives").

The following table (in thousands) shows the fair value of our derivative assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, which are classified as other current assets, other current liabilities and other non-current liabilities in our Consolidated Balance Sheets.

	Fair Value Measurements as of
	September 30, 2012				December 31, 2011
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
LNG Inventory Derivatives asset (liability)	$—	$(222)	$—	$(222)	$—	$1,951	$—	$1,951
Fuel Derivatives asset (liability)	—	60	—	60	—	(1,415)	—	(1,415)
Interest Rate Derivatives (liability)	—	(29,676)	—	(29,676)	—	—	—	—

The estimated fair values of our LNG Inventory Derivatives and Fuel Derivatives are the amount at which the instruments could be exchanged currently between willing parties. We value these derivatives using observable commodity price curves and other relevant data. We value our Interest Rate Derivatives using valuations that are calibrated to the initial trade prices. Using an income-based approach, subsequent valuations are based on observable inputs to the valuation model including interest rate curves, risk adjusted discount rates, credit spreads and other relevant data.

Commodity Cash Flow Hedges

Changes in the fair value of our LNG Inventory Derivatives and Fuel Derivatives are reported in earnings because we have not elected to designate these derivative instruments as a hedging instrument that is required to qualify for cash flow hedge accounting. The following table (in thousands) shows the fair value and location of our LNG Inventory and Fuel Derivatives on our Consolidated Balance Sheets:

		Fair Value Measurements as of
	Balance Sheet Location	September 30, 2012	December 31, 2011
LNG Inventory Derivatives asset (liability)	Prepaid expenses and other (other current liabilities)	$(222)	$1,951
Fuel Derivatives asset (liability)	Prepaid expenses and other (other current liabilities)	60	(1,415)

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

The following table (in thousands) shows the changes in the fair value and settlements of our LNG Inventory Derivatives recorded in marketing and trading revenues (losses) on our Consolidated Statements of Operations during the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
LNG Inventory Derivatives	$(265)	$838	$599	$384

The following table (in thousands) shows the changes in the fair value and settlements of our Fuel Derivatives recorded in derivative gain (loss) on our Consolidated Statements of Operations during the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Fuel Derivatives	$287	$(716)	$(288)	$(1,164)

Interest Rate Swaps Designated as Cash Flow Hedges

In August 2012, Sabine Pass Liquefaction entered into Interest Rate Derivatives to protect against volatility of future cash flows and hedge a portion of the variable interest payments on the Liquefaction Credit Facility.

Sabine Pass Liquefaction has elected to designate these Interest Rate Derivatives as hedging instruments which is required in order to qualify for cash flow hedge accounting. As a result of this cash flow hedge designation, we recognize the Interest Rate Derivatives as an asset or liability at fair value, and reflect changes in fair value through other comprehensive income in our Consolidated Statements of Comprehensive Loss. Any hedge ineffectiveness associated with the Interest Rate Derivatives is recorded immediately as derivative gain (loss) in our Consolidated Statements of Operations. The realized gain (loss) on the Interest Rate Derivatives is recorded as an (increase) decrease in interest expense on our Consolidated Statements of Operations to the extent not capitalized as part of the Liquefaction Project. The effective portion of the gains or losses on our Interest Rate Derivatives recorded in other comprehensive income is reclassified to earnings over the life of the Liquefaction Credit Facility as the fixed rate interest obligations affect earnings. In addition, amounts recorded in other comprehensive income are also reclassified into earnings if it becomes probable that the hedged forecasted transaction will not occur.

The Interest Rate Derivatives hedge approximately 75% of the weighted average of the expected outstanding borrowings over the term of the Liquefaction Credit Facility. The aggregate notional amount each month follows our expected borrowing schedule under the Liquefaction Credit Facility with an expected maximum swap notional amount outstanding of $2.9 billion in 2017. At September 30, 2012, Sabine Pass Liquefaction had the following Interest Rate Derivatives outstanding that converted $20.0 million of the Liquefaction Credit Facility from a variable to a fixed interest rate. Sabine Pass Liquefaction pays a fixed interest rate on the swap and in exchange receives a variable interest rate based on the one-month LIBOR.

Initial Notional Amount	Maximum Notional Amount	Effective Date	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
$20.0 million	$2.9 billion	August 14, 2012	July 31, 2019	1.98%	One-month LIBOR

Interest Rate Derivatives were reflected in our Consolidated Balance Sheets at fair value with the effective portion of the Interest Rate Derivatives' gain or loss recorded in other comprehensive income. The following table (in thousands) shows the fair value of our interest rate swaps:

		Fair Value Measurements as of
	Balance Sheet Location	September 30, 2012	December 31, 2011
Interest Rate Derivatives	Other current liabilities	$(292)	$—
Interest Rate Derivatives	Non-current derivative liabilities	(29,384)

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

The following table (in thousands) shows our Interest Rate Derivatives market adjustments recorded during the three and nine months ended September 30, 2012:

	Gain (Loss) in Other Comprehensive Income		Gain (Loss) Reclassified from Accumulated OCI into Interest Expense (Effective Portion)		Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2012	2011	2012	2011	2012	2011
Interest Rate Derivatives	$(29,676)	$—	$—	$—	$—	$—

Other Financial Instruments

The estimated fair value of our other financial instruments, including those financial instruments for which the fair value option was not elected are set forth in the table below.  The carrying amounts reported on our Consolidated Balance Sheets for cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, interest receivable and accounts payable approximate fair value due to their short-term nature.
Other Financial Instruments (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Notes (1)	$550,000	$585,750	$550,000	$555,500
2016 Notes, net of discount (1)	1,645,939	1,773,499	1,642,418	1,650,630
Convertible Senior Unsecured Notes, net of discount (2)	—	—	194,724	186,740
2007 Term Loan (3)	—	—	298,000	292,728
2008 Loans (4)	—	—	282,293	282,293
Liquefaction Credit Facility (5)	100,000	100,000	—	—

(1)
The Level 2 estimated fair value of the Senior Notes, net of discount, was based on quotations obtained from broker-dealers who make markets in these and similar instruments based on the closing trading prices on September 30, 2012 and December 31, 2011, as applicable.

(2)
The Level 2 estimated fair value of our Convertible Senior Unsecured Notes was based on the closing trading price on December 31, 2011. We repaid in full the Convertible Senior Unsecured Notes in August 2012.

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

(4)
The Level 3 estimated fair value of the 2008 Loans as of December 31, 2011 was determined to be the same as the carrying amount due to our ability to call the debt (other than the debt held by Scorpion) at anytime without penalty or a make-whole payment for an early redemption. In April 2012, Scorpion exchanged all $8.4 million of its loan for 1.7 million shares of Cheniere common stock and $1.4 million cash. In June 2012, the 2008 Loans were paid in full and the credit agreement and related agreements were terminated.

(5)	The Level 3 estimated fair value of the Liquefaction Credit Facility was determined to be the carrying amount due to our ability to call this debt at anytime without penalty.

NOTE 8—Income Taxes

We are not presently a taxpayer for federal or state income tax purposes and have not recorded a net liability or expense for federal or state income taxes in any of the periods included in the accompanying financial statements. However, we are presently an international taxpayer and have recorded expense of $0.1 million and $0.2 million for international income taxes for the three and nine months ended September 30, 2012, respectively. Our Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011 include no income tax benefits.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

During the third quarter of 2012, we experienced an ownership change within the provisions of Internal Revenue Code ("IRC") Section 382 that will subject approximately $1.4 billion of our existing net operating loss ("NOL") carryforwards to the annual NOL utilization limitations.  The applicable Section 382 limitation will not affect our ability to fully utilize our existing tax NOL carryforwards.  We will continue to monitor trading activity in our shares which may cause an additional ownership change which may ultimately affect our ability to fully utilize our existing tax NOL carryforwards.

NOTE 9—Net Loss Per Share Attributable to Common Stockholders

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

The following table reconciles basic and diluted weighted average common shares outstanding for the three and nine months ended September 30, 2012 and 2011 (in thousands except for loss per share):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Weighted average common shares outstanding:
Basic	208,712	80,473	170,414	72,739
Dilutive common stock options (1)	—	—	—	—
Dilutive Convertible Senior Unsecured Notes (2)	—	—	—	—
Dilutive 2008 Loans (3)	—	—	—	—
Diluted	208,712	80,473	170,414	72,739

Basic and diluted net loss per share attributable to common stockholders	$(0.52)	$(0.67)	$(1.40)	$(1.94)

(1)
Stock options, phantom stock and unvested stock of 5.6 million shares and 3.1 million shares representing securities that could potentially dilute basic EPS in the future were not included in the diluted net loss per share computations for the three and nine months ended September 30, 2012, respectively, because they would have been anti-dilutive. Stock options, phantom stock and unvested stock of 8.2 million and 7.6 million shares representing securities that could potentially dilute basic EPS in the future were not included in the diluted net loss per share computations for the three and nine months ended September 30, 2011, respectively, because they would have been anti-dilutive.

(2)
Common shares of 5.8 million issuable upon conversion of the Convertible Senior Unsecured Notes for each of the three and nine months ended September 30, 2011 were not included in the diluted net loss per share computation because the computation of diluted net loss per share attributable to common stockholders utilizing the "if-converted" method would be anti-dilutive.

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

NOTE 10—Variable Interest Entity

LNGCo

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

During the three and nine months ended September 30, 2012, we recognized zero and $4.0 million, respectively, of marketing and trading revenues from LNGCo. During the three and nine months ended September 30, 2011, we recognized $1.7 million and $9.0 million, respectively, of marketing and trading revenues from LNGCo.

Cheniere Energy Partners

Cheniere Partners is a master limited partnership formed by us to own and operate the Sabine Pass LNG terminal and related assets. As of September 30, 2012, we owned 66.4% of Cheniere Partners in the form of 12.0 million common units, 33.3 million Class B Units, 135.4 million subordinated units and a 2% general partner interest. Cheniere Energy Partners GP, LLC ("Cheniere Partners GP"), our wholly owned subsidiary, is the general partner of Cheniere Partners. In May 2012, Cheniere Partners and Blackstone entered into the Blackstone Unit Purchase Agreement whereby Cheniere Partners agreed to sell to Blackstone in a private placement 100.0 million Class B Units at a price of $15.00 per Class B Unit. In August 2012, all conditions to funding were met and Blackstone purchased its initial 33.3 million Class B Units. At initial funding, the board of directors of Cheniere Partners GP was modified to include three directors appointed by Blackstone, four directors appointed by us and four independent directors mutually agreed by Blackstone and us and appointed by us. A quorum consists of a majority of all directors, including at least two directors appointed by Blackstone, two directors appointed by us and two independent directors. Blackstone will no longer be entitled to appoint directors in the event that Blackstone's ownership in Cheniere Partners is less than: (i) 20% of outstanding common units, subordinated units and Class B Units, and (ii) 50.0 million Class B Units. In addition, we have provided Blackstone with a right to maintain one board seat on our board of directors.

As a result of contractual changes in the governance of Cheniere Partners GP in connection with the Blackstone Unit Purchase Agreement, we have determined that Cheniere Partners GP is a variable interest entity and that we, as the holder of the equity at risk, do not have a controlling financial interest due to the rights held by Blackstone. However, we continue to consolidate Cheniere Partners as a result of Blackstone's right to maintain one board seat on our board of directors which creates a de facto agency relationship between Blackstone and us. GAAP requires that when a de facto agency relationship exists, one of the members of the de facto agency relationship must consolidate the variable interest entity based on certain criteria. As a result, we consolidate Cheniere Partners in our consolidated financial statements.

NOTE 11—Supplemental Cash Flow Information and Disclosures of Non-Cash Transactions

The following table provides supplemental disclosure of cash flow information (in thousands):

	Nine Months Ended
	September 30,
	2012	2011
Cash paid during the period for interest, net of amounts capitalized	$117,190	$108,455
Construction-in-process funded with accrued liabilities	$52,830	$—

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 12—Commitments and Contingencies

Crest Royalty

Under a settlement agreement dated as of June 14, 2001, we agreed to pay or cause certain affiliates, successors and assigns to pay a royalty, which we refer to as the Crest Royalty. This Crest Royalty was calculated based on the volume of natural gas processed through covered LNG facilities, subject to a minimum of $2.0 million and a maximum of approximately $11.0 million per production year. In 2003, Freeport LNG contractually assumed the obligation to pay the Crest Royalty for natural gas processed at Freeport LNG's receiving terminal. As of May 2010, the calculation of the Crest Royalty and the scope of Freeport LNG's assumed obligation to pay the Crest Royalty were being litigated in a declaratory judgment and breach of contract action in Texas state court.

In March 2012, we purchased all of the rights, title, and interest in the Crest Royalty. The purchase of the Crest Royalty represented the acquisition of payments in future periods; therefore, we recorded approximately $25 million as an other non-current asset on our Consolidated Balance Sheets.

In September 2012, we entered into a settlement agreement with Freeport LNG and we terminated the Crest Royalty. As a result of the settlement with Freeport LNG, we recorded $13.2 million as an other non-current asset on our Consolidated Balance Sheets that represents the discounted cash flow fair value of the expected proceeds from Freeport LNG over the next 20 years. The fair value was determined utilizing a discount rate based on counterparty credit risk. The difference from the fair value asset recorded and the actual cash proceeds will be recorded as interest income on our Consolidated Income Statement over the next 20 years. As a result of the termination of the Crest Royalty between us and certain of our subsidiaries, we expensed $12.3 million on our Consolidated Statements of Operations in the three and nine months ended September 30, 2012.

As a result of all of these transactions, we have resolved disputes persisting since 2001 related to real property at Freeport LNG and we have released certain of our subsidiaries from the first priority lien that had been granted to holders of the Crest Royalty, thereby improving our financial flexibility.

NOTE 13—Business Segment Information

We have three operating business segments: LNG terminal business, natural gas pipeline business and LNG and natural gas marketing business. These operating segments reflect lines of business for which separate financial information is produced internally and are subject to evaluation by our chief operating decision makers in deciding how to allocate resources.

Our LNG terminal business segment consists of the operational Sabine Pass LNG terminal and the Liquefaction Project, approximately 66.4% owned (at September 30, 2012) in western Cameron Parish, Louisiana on the Sabine Pass Channel and the following two other LNG terminals that are in various stages of development: Corpus Christi LNG, 100% owned, located near Corpus Christi, Texas; and Creole Trail LNG, 100% owned, located at the mouth of the Calcasieu Channel in central Cameron Parish, Louisiana.

Our natural gas pipeline business segment consists of the Creole Trail Pipeline, consisting of 94 miles of natural gas pipeline connecting the Sabine Pass LNG terminal to numerous interconnections points with existing interstate natural gas pipelines in southwest Louisiana, and other natural gas pipelines in various stages of development to provide access to North American natural gas markets.

Our LNG and natural gas marketing business segment is seeking to develop a portfolio of long-term, short-term and spot LNG purchase and sale agreements, assist Cheniere Investments in negotiating with potential customers to monetize 2.0 Bcf/d of regasification capacity at the Sabine Pass LNG terminal, and enter into business relationships for the domestic marketing of natural gas imported by Cheniere Marketing as LNG to the Sabine Pass LNG terminal.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

The following table summarizes revenues, net income (loss) from operations and total assets for each of our operating segments (in thousands):

	Segments
	LNG Terminal	Natural Gas Pipeline	LNG & Natural Gas Marketing	Corporate and Other (1)	Total Consolidation
As of or for the three months ended September 30, 2012
Revenues	69,818	50	2,661	(6,531)	65,998
Intersegment revenues (losses) (2) (3)	3,879	50	2,953	(6,882)	—
Depreciation, depletion and amortization	10,728	3,838	256	411	15,233
Non-cash compensation	5,206	1,299	9,256	36,104	51,865
Income (loss) from operations	(7,503)	(8,943)	(16,462)	(21,609)	(54,517)
Interest expense, net	(43,638)	(11,695)	12	9,817	(45,504)
Goodwill	76,819	—	—	—	76,819
Total assets	3,608,018	528,556	42,308	204,843	4,383,725
Expenditures for additions to long-lived assets	883,798	—	(6)	696	884,488

As of or for the three months ended September 30, 2011
Revenues	68,375	11	(2,999)	426	65,813
Intersegment revenues (losses) (2) (3)	1,238	9	(1,154)	(93)	—
Depreciation, depletion and amortization	10,869	3,717	328	357	15,271
Non-cash compensation	403	104	(430)	2,201	2,278
Income (loss) from operations	38,383	(7,194)	(12,482)	(8,352)	10,355
Interest expense, net	(43,318)	(11,543)	—	(10,264)	(65,125)
Goodwill	76,819	—	—	—	76,819
Total assets	1,937,126	541,559	63,108	109,650	2,651,443
Expenditures for additions to long-lived assets	1,450	30	—	112	1,592

For the nine months ended September 30, 2012
Revenues	206,142	107	977	(8,427)	198,799
Intersegment revenues (losses) (2) (3)	6,872	101	2,618	(9,591)	—
Depreciation, depletion and amortization	32,128	11,682	1,815	1,376	47,001
Non-cash compensation	5,591	1,373	10,657	38,492	56,113
Income (loss) from operations	27,873	(20,636)	(31,788)	(35,366)	(59,917)
Interest expense, net	(130,554)	(34,697)	12	5,520	(159,719)
Expenditures for additions to long-lived assets	931,535	7	1,659	1,192	934,393

For the nine months ended September 30, 2011
Revenues	205,678	42	10,055	2,079	217,854
Intersegment revenues (losses) (2) (3)	12,452	34	(12,010)	(476)	—
Depreciation, depletion and amortization	32,554	11,214	847	1,667	46,282
Non-cash compensation	1,609	445	5,232	9,343	16,629
Income (loss) from operations	108,095	(18,542)	(19,512)	(19,661)	50,380
Interest expense, net	(129,952)	(34,161)	—	(29,754)	(193,867)
Expenditures for additions to long-lived assets	7,619	114	12	547	8,292

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

(2)
Intersegment revenues related to our LNG terminal segment are primarily from tug revenues from Cheniere Marketing and the receipt of 80% of gross margins earned by Cheniere Marketing in monetizing the TUA capacity of Cheniere Energy Investments, LLC ("Cheniere Investments"), a wholly owned subsidiary of Cheniere Partners, at the Sabine Pass LNG terminal in the three and nine months ended September 30, 2012 and 2011. These LNG terminal segment intersegment revenues are eliminated with intersegment expenses in our Consolidated Statements of Operations.

(3)
Intersegment losses related to our LNG and natural gas marketing segment are primarily from Cheniere Marketing's tug costs and the payment of 80% of gross margins earned by Cheniere Marketing in monetizing the TUA capacity of Cheniere Investments at the Sabine Pass LNG terminal in the three and nine months ended September 30, 2012 and 2011. These LNG terminal segment intersegment costs are eliminated with intersegment revenues in our Consolidated Statements of Operations.

NOTE 14—Share-Based Compensation

We have granted options to purchase common stock to employees, consultants and outside directors under the Amended and Restated 1997 Stock Option Plan ("1997 Plan") and the Amended and Restated 2003 Stock Incentive Plan ("2003 Plan"). We recognize our share-based payments to employees in the consolidated financial statements based on their fair values at the date of grant. The calculated fair value is recognized as expense (net of any capitalization) over the requisite service period, net of estimated forfeitures, using either the straight-line or accelerated recognition methods.

In July 2012, we met the criteria to determine the Long-Term Commercial Bonus Pool that was established by the Compensation Committee of the Board of Directors in the 2011-2013 Bonus Plan in relation to LNG trains 1 and 2 of the Liquefaction Project. In August 2012, the Compensation Committee approved a Long-Term Commercial Bonus Pool, which consisted of approximately $60 million in cash awards and 10 million restricted shares of common stock to be issued under the 2011 Incentive Plan (the "2011 Plan"). The restricted stock awards vest in five installments. The first restricted stock award installment vested in August 2012 when Sabine Pass Liquefaction issued its full notice to proceed ("NTP") to Bechtel under the lump sum turnkey agreement with respect to LNG trains 1 and 2 of the Liquefaction Project. The restricted stock awards vest in five installments as follows:

•	35% when NTP is issued;

•	10% on the first anniversary of the issuance of NTP;

•	15% on the second anniversary of the issuance of NTP;

•	15% on the third anniversary of the issuance of NTP; and

•	25% on the fourth anniversary of the issuance of NTP.

In general, employees must be employed at the time of each vesting to receive the awards or will otherwise forfeit such awards. Vesting and payment of the awards would accelerate in full upon (i) termination of employment by the Company without "Cause" or, solely in the case of executive officers, termination of employment by the employee for "Good Reason" (each as defined in the 2003 Plan), (ii) the employee's death or disability, or (iii) the occurrence of a change of control.
For the three months ended September 30, 2012 and 2011, the total share-based compensation expense recognized in our net loss was $49.8 million and $2.3 million, respectively.  For the nine months ended September 30, 2012 and 2011, the total share-based compensation expense recognized in our net loss was $54.0 million and $16.6 million, respectively. For the three and nine months ended September 30, 2012, the total share-based compensation cost capitalized was $2.2 million. The effect of a change in estimated forfeitures is recognized through a cumulative adjustment included in share-based compensation cost in the period of change in estimate. We consider many factors when estimating expected forfeitures, including types of awards, employee class and historical experience.
The total unrecognized compensation cost at September 30, 2012 and December 31, 2011 relating to non-vested share-based compensation arrangements granted under the 1997 Plan, 2003 Plan and the 2011 Plan was $94.7 million and $7.7 million, respectively. That cost is expected to be recognized over 4.0 years, with a weighted average period of 3.8 years.
We received $0.8 million and zero proceeds from the exercise of stock options in the three and nine months ended September 30, 2012 and 2011, respectively.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 15—Subsequent Events

Class B Units

In October 2012, Blackstone purchased $300.0 million of additional Class B Units, which, when added to prior Class B Units purchased by Blackstone, totals $1.3 billion invested.

2013 Notes

In October 2012, Sabine Pass LNG repurchased approximately 97% of the 2013 Notes. Funds used for the repurchase included proceeds received from newly issued $420.0 million 6.50% senior secured notes due in 2020 and from an equity contribution from Cheniere Partners. Sabine Pass LNG has issued a redemption notice for the remaining approximately $16.5 million outstanding 2013 Notes which it expects to redeem in November 2012.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Information Regarding Forward-Looking Statements

This quarterly report contains certain statements that are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical fact, included herein or incorporated herein by reference are "forward-looking statements." Included among "forward-looking statements" are, among other things:

•
statements relating to the construction or operation of each of our proposed liquefied natural gas ("LNG") terminals, pipelines, liquefaction facilities or other projects, or expansions or extensions thereof, including statements concerning the anticipated dates for commencement of construction or operations by certain dates or at all, the costs related thereto and certain characteristics, including amounts of regasification, transportation, liquefaction and storage capacity, the number of storage tanks, LNG trains and docks, the amount of pipeline deliverability and the number of pipeline interconnections, if any;

•
statements regarding future levels of domestic natural gas production, supply or consumption; future levels of LNG imports into North America; sales of natural gas in North America or other markets; exports of LNG from North America; and the transportation, other infrastructure or prices related to natural gas, LNG or other energy sources or hydrocarbon products;

•
statements regarding any financing or refinancing transactions or arrangements, including the amounts or timing thereof, interest rates thereon or ability to enter into such transactions or arrangements, whether on the part of Cheniere or any subsidiary or at the project level;

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

These forward-looking statements are often identified by the use of terms and phrases such as "achieve," "anticipate," "believe," "develop," "estimate," "expect," "forecast," "plan," "potential," "project," "propose," "strategy" and similar terms and phrases, or by the use of future tense. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve assumptions, risks and uncertainties, and these expectations may prove to be incorrect. You should not place undue reliance on these forward-looking statements, which are made as of the date of and speak only as of the date of this quarterly report.

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

Overview of Business

 We own and operate the Sabine Pass LNG terminal in Louisiana through our 66.4% ownership interest in and management agreements with Cheniere Energy Partners, L.P. ("Cheniere Partners") (NYSE MKT: CQP), which is a publicly traded partnership that we created in 2007.  We also own and operate the Creole Trail Pipeline, which interconnects the Sabine Pass LNG terminal with natural gas markets in North America.  One of our subsidiaries, Cheniere Marketing, LLC ("Cheniere Marketing"), is marketing LNG and natural gas on its own behalf and on behalf of Cheniere Partners, and is working to monetize LNG storage and regasification capacity reserved by Cheniere Partners at the Sabine Pass LNG terminal.  Cheniere Partners is developing and constructing liquefaction facilities adjacent to the Sabine Pass LNG terminal (the "Liquefaction Project"). We are in various stages of developing other projects, including LNG terminal and pipeline related projects, each of which, among other things, will require acceptable commercial and financing arrangements before we make a final investment decision.

Overview of Significant Events
Our significant accomplishments in the first nine months of 2012, and through the filing date of this Form 10-Q, include the following:
Cheniere

•
During the first nine months of 2012, we repaid or converted to equity all of our debt, excluding debt of Cheniere Partners, through the following transactions. In January 2012, we repaid in full the entire outstanding principal balance of the 2007 term loan due May 31, 2012. In April 2012, Scorpion Capital Partners, L.P. exchanged all $8.4 million of its portion of the $250 million convertible term loans we obtained in 2008 (the "2008 Loans"). In June 2012, we repaid the remaining outstanding 2008 Loans in full. In August 2012, we repaid the convertible senior unsecured notes in full.

•
During the first nine months of 2012, we raised approximately $1.2 billion of net proceeds from the following equity offerings, which we used for general corporate purposes, repayment of debt, and to invest in the Liquefaction Project. In March 2012, we sold 24.2 million shares of Cheniere common stock in an underwritten public offering for net cash proceeds of $351.9 million. In May 2012, we entered into a stock purchase agreement with Havelock Fund Investments Pte Ltd (indirectly owned by Temasek Holdings (Private) Limited) and Greenwich Asset Holding Ltd (owned by RRJ Capital Master Fund I, L.P.), pursuant to which such purchasers purchased an aggregate of 31.0 million shares of Cheniere common stock for net cash proceeds of $468.1 million. In July 2012, we sold 28.0 million shares of Cheniere common stock in an underwritten public offering for net cash proceeds of $380.3 million.

•
In May 2012, we entered into a unit purchase agreement ("CEI Unit Purchase Agreement") with Cheniere Partners whereby we agreed to purchase from Cheniere Partners 33.3 million Class B Units at a price of $15.00 per unit for total consideration of $500.0 million, which has been used by Cheniere Partners to fund part of the equity portion of the costs of developing, constructing and placing into service the Liquefaction Project. In June and July 2012, we purchased $166.7 million and $333 million of Class B Units, respectively, for an aggregate investment of $500 million.

•
In October 2012, the Department of Energy ("DOE") granted us authority to export 767 Bcf per year of domestically produced LNG to Free Trade Agreement ("FTA") countries from the proposed Corpus Christi Liquefaction LNG terminal.

Cheniere Partners

•
In January 2012, Sabine Pass Liquefaction, LLC ("Sabine Pass Liquefaction"), a wholly owned subsidiary of Cheniere Partners, entered into an amended and restated LNG Sale and Purchase Agreement ("SPA") with BG Gulf Coast LNG, LLC ("BG"), a subsidiary of BG Group plc, under which BG agreed to purchase an additional 2.0 million tonnes per annum ("mtpa") of LNG, bringing BG's total annual contract quantity to 5.5 mtpa of LNG.

•
In January 2012, Sabine Pass Liquefaction entered into an LNG SPA with Korea Gas Corporation ("KOGAS"), under which KOGAS agreed to purchase 182.5 million MMBtu of LNG per year (approximately 3.5 million mtpa).

•
In April 2012, Sabine Pass Liquefaction and Sabine Pass LNG, L.P. ("Sabine Pass LNG"), a wholly owned subsidiary of Cheniere Partners, received authorization under Section 3 of the Natural Gas Act (the "Order") from the Federal Energy Regulatory Commission ("FERC") to site, construct and operate facilities for the liquefaction and export of domestically produced natural gas at the Sabine Pass LNG terminal located in Cameron Parish, Louisiana. The Order authorizes the development of up to four modular LNG trains.

•
In May 2012, we, Cheniere Partners and Blackstone CQP Holdco LP ("Blackstone") entered into a unit purchase agreement whereby Cheniere Partners agreed to sell to Blackstone in a private placement 100 million Class B Units from Cheniere Partners at a price of $15.00 per Class B Unit, for a total funding commitment of $1.5 billion. Proceeds from the private placement will be used to fund part of the equity portion of the costs of developing, constructing and placing into service the Liquefaction Project. In August 2012, Blackstone purchased its initial $500.0 million of Class B Units. In September and October 2012, Blackstone purchased $500.0 million and $300.0 million additional Class B Units, respectively, for an aggregate investment to date of $1.3 billion.

•
In June 2012, Cheniere Partners issued a limited notice to proceed to Bechtel Oil, Gas and Chemicals, Inc. ("Bechtel") to construct LNG trains 1 and 2 of the Liquefaction Project and in August 2012, Cheniere Partners issued a full notice to proceed to Bechtel.

•
In July 2012, Sabine Pass Liquefaction closed on a $3.6 billion senior secured credit facility (the "Liquefaction Credit Facility") that will be used to fund a portion of the costs of developing, constructing and placing into service LNG trains 1 and 2 of the Liquefaction Project.

•	In September 2012, Cheniere Partners sold 8.0 million common units in an underwritten public offering at a price of $25.07 per common unit for net cash proceeds of $194.0 million.

•
In October 2012, Sabine Pass LNG repurchased approximately 97% of the outstanding $550.0 million 7.25% Senior Secured Notes due 2013 (the "2013 Notes"). Funds used for the repurchase included proceeds received from newly issued $420.0 million 6.50% senior secured notes due in 2020 (the "2020 Notes") and from an equity contribution from Cheniere Partners. Sabine Pass LNG has issued a redemption notice for the remaining approximately $16.5 million outstanding 2013 Notes which it expects to redeem in November 2012.

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

The following table presents (in thousands) Cheniere's restricted and unrestricted cash and cash equivalents for each portion of our capital structure as of September 30, 2012. All restricted and unrestricted cash and cash equivalents held by Cheniere Partners and Sabine Pass LNG are considered restricted as to usage or withdrawal by Cheniere:

	Sabine Pass LNG		Cheniere Partners		Other Cheniere	Consolidated Cheniere
Cash and cash equivalents	$—		$—		$214,995	$214,995
Restricted cash and cash equivalents	142,217	(1)	617,382	(2)	8,812	768,411
Total	$142,217		$617,382		$223,807	$983,406

(1)	All cash and cash equivalents presented above for Sabine Pass LNG are considered restricted to us, but $4.9 million is considered unrestricted for Sabine Pass LNG.

(2)
All cash and cash equivalents presented above for Cheniere Partners are considered restricted to us, but $369.1 million is considered unrestricted for Cheniere Partners, including the $4.9 million considered unrestricted for Sabine Pass LNG.

As of September 30, 2012, we had unrestricted cash and cash equivalents of $215.0 million available to Cheniere. In addition, we had consolidated restricted cash and cash equivalents of $768.4 million (which included cash and cash equivalents and other working capital available to Cheniere Partners, in which we own a 66.4% interest, and Sabine Pass LNG) designated for the following purposes: $137.3 million for interest payments related to the Senior Notes described below; $4.9 million for Sabine Pass LNG's working capital; $617.4 million for the Liquefaction Project and for Cheniere Partners' working capital; and $8.8 million for other restricted purposes.

LNG Terminal Business
 Cheniere Partners

Our ownership interest in the Sabine Pass LNG terminal is held through Cheniere Partners. We own approximately 66.4% of Cheniere Partners in the form of 12.0 million common units, 33.3 million Class B Units, 135.4 million subordinated units and a 2% general partner interest. Cheniere Partners owns a 100% interest in Sabine Pass LNG, which is operating the Sabine Pass LNG terminal, and a 100% interest in Sabine Pass Liquefaction, which is constructing the Liquefaction Project.

We receive quarterly equity distributions from Cheniere Partners, and we receive management fees for managing Sabine Pass LNG, Sabine Pass Liquefaction and Cheniere Partners. For the nine months ended September 30, 2012, we received $15.3 million in distributions on our common units, no distributions on our subordinated units and $0.8 million in distributions on our general partner interest. During the nine months ended September 30, 2012, we received fees of $8.3 million, $6.4 million and zero under our management agreements with Cheniere Partners, Sabine Pass LNG and Sabine Pass Liquefaction, respectively.

Cheniere Partners' common unit and general partner distributions are being funded from accumulated operating surplus. We have not received distributions on our subordinated units since the distribution made with respect to the quarter ended March 31, 2010. Cheniere Partners will not make distributions on our subordinated units unless it generates additional cash flow from Sabine Pass LNG's excess capacity or new business. Therefore, distributions to us on our subordinated units and conversion of the subordinated units into common units will depend upon the future business development of Cheniere Partners. We expect that additional cash flows generated by the Liquefaction Project or other new Cheniere Partners' business would be used to make quarterly distributions on our subordinated units before any increase in distributions to the common unitholders.

We and Cheniere Partners have entered into a services agreement pursuant to which Cheniere Partners pays us a quarterly non-accountable overhead reimbursement charge of $2.8 million (adjusted for inflation) for providing various general and administrative services for Cheniere Partners' benefit. In addition, Cheniere Partners reimburses us for all audit, tax, legal and finance fees incurred by us that are necessary to perform the services under the agreement.

In January 2011, Cheniere Partners initiated an at-the-market program to sell up to 1.0 million common units, the proceeds from which are used primarily to fund development costs associated with the Liquefaction Project. As of December 31, 2011, Cheniere Partners had sold 0.5 million common units with net proceeds of $9.0 million. During the nine months ended September 30, 2012, Cheniere Partners sold 0.5 million common units with net proceeds of $11.1 million related to this at-the-market program.

In September 2011, Cheniere Partners sold 3.0 million common units in an underwritten public offering and 1.1 million common units to Cheniere Common Units Holding, LLC at a price of $15.25 per common unit. Cheniere Partners received net proceeds of $43.3 million and $16.4 million from the public offering and Cheniere Common Units Holding, LLC sale, respectively, that it is using for general business purposes, including development costs associated with the Liquefaction Project. In September 2012, Cheniere Partners sold 8.0 million common units in an underwritten public offering at a price of $25.07 per common unit. Cheniere Partners received net proceeds of $194.0 million, a portion of which was used for the partial repayment of the 2013 Notes.

During the nine months ended September 30, 2012, Cheniere Partners issued and sold 100 million Class B Units (including 33.3 million Class B Units purchased by us) at a price of $15.00 per Class B Unit, resulting in total gross proceeds of $1.5 billion that will be used to fund the equity portion of the costs of developing, constructing and placing into service the Liquefaction Project.

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

The remaining approximately 2.0 Bcf/d of regasification capacity has been reserved by Cheniere Partners through a TUA between Sabine Pass Liquefaction and Sabine Pass LNG. Sabine Pass Liquefaction is obligated to make monthly capacity payments to Sabine Pass LNG aggregating approximately $250 million per year, continuing until at least 20 years after one of Sabine Pass Liquefaction's customers delivers its first commercial cargo at Sabine Pass Liquefaction's facilities under construction, which may occur as early as late 2015. Sabine Pass Liquefaction obtained this reserved capacity as a result of an assignment in July 2012, by Cheniere Energy Investments, LLC ("Cheniere Investments") of its rights, title and interest under its TUA. In connection with the assignment, Sabine Pass Liquefaction, Cheniere Investments and Sabine Pass LNG entered into a terminal use rights assignment and agreement ("TURA") pursuant to which Cheniere Investments has the right to use Sabine Pass Liquefaction's reserved capacity under the TUA and has the obligation to make the monthly capacity payments required by the TUA to Sabine Pass LNG. The revenue earned by Sabine Pass LNG from the capacity payments made under the TUA and the revenue earned by Cheniere Investments under the VCRA are eliminated upon consolidation of our financial statements. Cheniere Partners has guaranteed the obligations of Sabine Pass Liquefaction under its TUA and the obligations of Cheniere Investments under the TURA.

In September 2012, Sabine Pass Liquefaction entered into a partial TUA assignment agreement with Total, whereby Sabine Pass Liquefaction will progressively gain access to Total's capacity and other services provided under Total's TUA with Sabine Pass LNG.  These agreements will provide Sabine Pass Liquefaction with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to accommodate the development of a fifth LNG train, provide increased flexibility in managing LNG cargo loading and unloading activity starting with the commencement of commercial operations of the third LNG train, and permit Sabine Pass Liquefaction to more flexibly manage its storage with the commencement of the first LNG train. Notwithstanding any arrangements between Total and Sabine Pass Liquefaction, payments required to be made by Total to Sabine Pass LNG shall continue to be made by Total in accordance with the Sabine Pass LNG TUA.

Under each of these TUAs, Sabine Pass LNG is entitled to retain 2% of the LNG delivered for the customer's account.

Liquefaction Facilities

In June 2010, Cheniere Partners formed Sabine Pass Liquefaction to own, develop and operate liquefaction facilities adjacent to the Sabine Pass LNG terminal. In constructing the liquefaction facilities, Cheniere Partners proposes to take advantage of the existing marine and storage facilities that were constructed for the LNG receiving terminal, thereby saving a substantial amount of capital cost compared to the cost of constructing a greenfield facility. We anticipate that LNG exports could commence as early as 2015 with each LNG train commencing operations approximately six to nine months after the previous LNG train.

The DOE has granted Sabine Pass Liquefaction an order authorizing the export of up to the equivalent of 16 mtpa (approximately 800 Bcf) per year of domestically produced LNG by vessel from the Sabine Pass LNG terminal to FTA countries for a 30-year term, beginning on the earlier of the date of first export or September 7, 2020, and another order authorizing the export of up to the equivalent of 803 Bcf per year (approximately 16 mtpa) of domestically produced LNG by vessel from the Sabine Pass LNG terminal to non-FTA countries for a 20-year term, beginning on the earlier of the date of first export or May 20, 2016.

In April 2012, Sabine Pass Liquefaction received authorization from the FERC to site, construct and operate liquefaction and export facilities at the Sabine Pass LNG terminal.

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

In addition, Cheniere Marketing has entered into an SPA to purchase certain excess LNG produced that is not committed to non-affiliate parties, up to a maximum of 104.0 million MMBtu of LNG per year (approximately 2.0 mtpa). The sales price to be paid by Cheniere Marketing will be 115% of the then-current Henry Hub price per MMBtu plus a profit sharing equal to 100% of profits up to $3.00/MMBtu for the first 36 million MMBtu of the most profitable cargoes sold each year to Cheniere Marketing and 20% of profits for the subsequent 68 million MMBtu sold each year to Cheniere Marketing.

In November 2011, Sabine Pass Liquefaction entered into a lump sum turnkey agreement with Bechtel for procurement, engineering, design, installation, training, commissioning and placing into service the first two LNG trains and related facilities adjacent to the Sabine Pass LNG terminal. Cheniere Partners issued to Bechtel a limited notice to proceed with construction of LNG trains 1 and 2 in June 2012, and a full notice to proceed with construction of LNG trains 1 and 2 in August 2012. We expect to begin operations of the first LNG train in late 2015, with the second LNG train commencing operations approximately six to nine months after the first LNG train. We expect to complete our construction plan and cost estimates for LNG trains 3 and 4 by the end of 2012 and begin implementing a financing strategy for those LNG trains. Commencement of construction for the third and fourth LNG trains is subject, but not limited to, entering into an EPC contract, obtaining financing and making a final investment decision.
The cost to construct LNG trains 1 and 2 is currently estimated to be approximately $4.5 billion to $5 billion, before financing costs. Our cost estimates are subject to change due to items such as changes in scope, delays in construction, and increased spending to maintain our construction schedule.

Cheniere Partners Financing
In May 2012, we, Cheniere Partners and Blackstone entered into a unit purchase agreement whereby Cheniere Partners agreed to sell to Blackstone in a private placement 100 million Class B Units of Cheniere Partners at a price of $15.00 per Class B Unit. Subsequent to an initial funding of $500 million by Blackstone, Cheniere Partners can require, based on liquidity needs, that Blackstone make additional capital contributions until Blackstone has funded $1.5 billion in the aggregate. In addition, we, through a wholly owned subsidiary, and Cheniere Partners entered into a unit purchase agreement whereby we agreed to purchase from Cheniere Partners 33.3 million Class B Units at a price of $15.00 per unit, for total consideration of $500 million, of which $166.7 million was purchased in June 2012 so that Cheniere Partners could issue a limited notice to proceed to Bechtel, and the remaining $333.3 million was purchased in July 2012. Cheniere Partners will use the net proceeds from the private placements to fund a portion of the cost to construct the first two LNG trains and related facilities and equipment. During the nine months ended September 30, 2012, Cheniere Partners issued and sold an aggregate of 100 million Class B Units at a price of $15.00 per Class B Unit, resulting in total gross proceeds of $1.5 billion. In October 2012, Blackstone purchased $300.0 million of additional Class B Units, which, when added to prior Class B Units purchased, equals $1.3 billion total invested.

In July 2012, Sabine Pass Liquefaction entered into the $3.6 billion Liquefaction Credit Facility with a syndicate of lenders. The Liquefaction Credit Facility will be used to fund a portion of the costs of developing, constructing and placing into operation LNG trains 1 and 2 of the Liquefaction Project. The Liquefaction Credit Facility will mature on the earlier of July 31, 2019 or the second anniversary of the completion date of LNG trains 1 and 2 of the Liquefaction Project. Borrowings under the Liquefaction Credit Facility may be refinanced, in whole or in part, at any time without premium or penalty, except for interest hedging and interest rate breakage costs. Sabine Pass Liquefaction made a $100.0 million borrowing under the Liquefaction Credit Facility in August 2012 after meeting the required conditions precedent to the initial advance. The second advance will not be made until Sabine Pass Liquefaction has received an aggregate of at least $1.9 billion of equity or subordinated debt proceeds, and has expended at least $1.8 billion of such funds in payment of costs for LNG trains 1 and 2 of the Liquefaction Project. In addition, the second advance will not be made until Cheniere Creole Trail Pipeline, L.P. has received equity or debt commitments sufficient to fund the pipeline modifications necessary to provide sufficient gas supply for the Liquefaction Project.

Corpus Christi LNG

In September 2011, we formed Corpus Christi Liquefaction, LLC ("Corpus Christi Liquefaction") to develop an LNG terminal at our Corpus Christi Liquefaction terminal site. As currently contemplated, the proposed Corpus Christi Liquefaction LNG terminal would be designed for up to three LNG trains with aggregate peak capacity of up to 15 mtpa of LNG (the "Corpus Liquefaction Project").

In December 2011, Corpus Christi Liquefaction received approval from the FERC to begin the National Environmental Policy Act ("NEPA") pre-filing process required to seek authorization to commence construction of the Corpus Liquefaction Project. In August 2012, Corpus Christi Liquefaction filed an application with the FERC for authorization to site, construct and operate the Corpus Liquefaction Project.

In October 2012, the DOE granted us authority to export 15 mtpa of domestically produced LNG to FTA countries from the proposed Corpus Liquefaction Project.

We will contemplate making a final investment decision to commence construction of the Corpus Liquefaction Project based upon, among other things, entering into acceptable commercial arrangements, obtaining an order to export domestically produced natural gas, receiving regulatory authorization to construct and operate the liquefaction assets and obtaining adequate financing.

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

The Creole Trail Pipeline is a 94-mile natural gas pipeline connecting the Sabine Pass LNG terminal to numerous interconnection points with existing interstate and intrastate natural gas pipelines in southwest Louisiana.

In connection with the Liquefaction Project, we are developing a project for the Creole Trail Pipeline to be able to transport natural gas to the Sabine Pass LNG terminal for fuel and for Sabine Pass Liquefaction to satisfy its LNG delivery obligations under its SPAs. We estimate the capital costs to modify the Creole Trail Pipeline will be approximately $90 million.

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

During the three and nine months ended September 30, 2012, we recognized zero and $4.0 million, respectively, of marketing and trading revenues from LNGCo. During the three and nine months ended September 30, 2011, we recognized $1.7 million and $9.0 million, respectively, of marketing and trading revenues from LNGCo.

Corporate and Other Activities

We are required to maintain corporate general and administrative functions to serve our business activities described above.

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the nine months ended September 30, 2012 and 2011. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Nine Months Ended
	September 30,
	2012	2011
Sources of cash and cash equivalents
Sale of common stock, net	$1,200,717	$123,113
Sale of Class B Units by Cheniere Partners	887,563	—
Sale of common units by Cheniere Partners	205,174	52,628
Proceeds from Liquefaction Credit Facility	100,000	—
Total sources of cash and cash equivalents	2,393,454	175,741

Uses of cash and cash equivalents
LNG terminal and pipeline construction-in-process, net	(871,167)	(6,538)
Repurchases and prepayments of debt	(776,514)	—
Investment in Cheniere Partners	(534,940)	(17,806)
Debt issuance costs	(210,828)	(4,341)
Operating cash flow	(104,979)	(39,915)
Investment in restricted cash and cash equivalents	(72,553)	(25,992)
Distributions to non-controlling interest	(24,628)	(20,123)
Purchase of treasury shares	(20,414)	(1,730)
Other	(21,596)	(2,145)
Total uses of cash and cash equivalents	(2,637,619)	(118,590)

Net increase (decrease) in cash and cash equivalents	(244,165)	57,151
Cash and cash equivalents—beginning of period	459,160	74,161
Cash and cash equivalents—end of period	$214,995	$131,312

Sale of Common Stock, net

In March 2012, we sold 24.2 million shares of Cheniere common stock in an underwritten public offering for net cash proceeds of approximately $351.9 million. We used a portion of the net proceeds from this offering to repay the 2008 Loans in full in June 2012. In May 2012, we sold 31.0 million shares of Cheniere common stock pursuant to a stock purchase agreement for net proceeds of $468.1 million, which has been used, along with cash on hand, to purchase the $500 million of Class B Units from Cheniere Partners. In July 2012, we sold 28.0 million shares of Cheniere common stock in an underwritten public offering for net cash proceeds of $380.3 million. We used a portion of the net proceeds from the offering to repay our Convertible Senior Unsecured Notes due August 1, 2012, and will use the remaining amount for capital expenditures on the Creole Trail Pipeline and general corporate purposes.

During the nine months ended September 30, 2012, we did not sell any shares of Cheniere common stock and paid no commissions to Miller Tabak + Co., Inc., as sales agent, in connection with our at-the-market program.

Sale of Class B Units by Cheniere Partners

During the nine months ended September 30, 2012, Cheniere Partners issued and sold an aggregate of 66.7 million Class B Units to Blackstone at a price of $15.00 per Class B Unit, resulting in total net proceeds of $887.6 million.

Sale of Common Units by Cheniere Partners

In September 2012, Cheniere Partners sold 8.0 million common units in an underwritten public offering at a price of $25.07 per common unit for net cash proceeds of $194.0 million. In addition, during the nine months ended September 2012, Cheniere Partners sold 0.5 million common units for net cash proceeds of $11.1 million under its at-the-market program initiated in January 2011.

Proceeds from the Liquefaction Credit Facility and Debt Issuance Costs

In July 2012, Sabine Pass Liquefaction entered into the $3.6 billion Liquefaction Credit Facility with a syndicate of lenders. Sabine Pass Liquefaction made $100.0 million of borrowings under the Liquefaction Credit Facility in August 2012 after meeting the required conditions precedent to the initial advance. Debt issuance costs primarily relate to $210.1 million paid by Sabine Pass Liquefaction upon the closing of the Liquefaction Credit Facility.

LNG Terminal and Pipeline Construction-in-Process, net

Capital expenditures for LNG trains 1 and 2 of the Liquefaction Project were $871.2 million and $6.5 million in the nine months ended September 30, 2012, and 2011, respectively. We began capitalizing costs associated with construction of LNG trains 1 and 2 of the Liquefaction Project as construction-in-process during the second quarter of 2012.

Repurchases and Prepayments of Debt

In the nine months ended September 30, 2012, we repurchased $776.5 million of debt. In January 2012, we used a portion of the net proceeds from the public offering of Cheniere common stock in December 2011 to repay in full the 2007 Term Loan. In June 2012, we used a portion of the net proceeds from the public offering of Cheniere common stock in March 2012 to repay in full the 2008 Loans. In August 2012, we used a portion of the net proceeds from the public offering of Cheniere common stock in July 2012 to repay in full the 2005 Convertible Senior Unsecured Notes.

Investment in Cheniere Partners

In the nine months ended September 30, 2012, we invested $534.9 million in Cheniere Partners related to the purchase of Class B Units and general partner units.

Operating Cash Flow

Net cash used in operations was $105.0 million and $39.9 million during the nine months ended September 30, 2012 and 2011, respectively. Net cash used in operations related primarily to the general administrative overhead costs, pipeline operations costs and LNG and natural gas marketing overhead, offset by earnings from our LNG and natural gas marketing business. The increase in cash used in operations in the nine months ended September 30, 2012 is primarily a result of increased general administrative overhead costs primarily resulting from the August 2012 vesting of awards under the long-term commercial bonus pool and the purchase of the Crest Royalty in March 2012.

Use of (Investment in) Restricted Cash and Cash Equivalents

In the nine months ended September 30, 2012, we invested $72.6 million in restricted cash and cash equivalents. This investment in restricted cash and cash equivalents is a result of the $1,425.2 million investment in restricted cash and cash equivalents related to the net proceeds from Blackstone's purchase of $1.0 billion of Class B Units and the June 2012 sale of Cheniere common stock, the proceeds of which were restricted to our purchase of Class B Units from Cheniere Partners. This investment in restricted cash and cash equivalents in the nine months ended September 30, 2012 was partially offset by the use of restricted cash and cash equivalents for the construction of LNG trains 1 and 2 of the Liquefaction Project and our purchase of Class B Units from Cheniere Partners, the proceeds of which are being used for construction of LNG trains 1 and 2 of the Liquefaction Project.

In September 2011, Cheniere Partners sold 3.0 million common units in an underwritten public offering and 1.1 million common units to Cheniere Common Units Holding, LLC at a price of $15.25 per common unit. Cheniere Partners is using the net proceeds from the offering for general business purposes, including costs of the Liquefaction Project.

Purchase of Treasury Shares

In the nine months ended September 30, 2012, we purchased $20.4 million of treasury shares primarily as a result of the vesting of awards under the long-term commercial bonus pool when Sabine Pass Liquefaction issued its full notice to proceed to Bechtel under the lump sum turnkey agreement with respect to LNG trains 1 and 2 of the Liquefaction Project.

Debt Agreements

The following table (in thousands) and the explanatory paragraphs following the table summarize our various debt agreements as of September 30, 2012:

	Sabine Pass LNG, L.P.	Cheniere Energy Partners, L.P.	Other Cheniere Energy, Inc.	Consolidated Cheniere Energy, Inc.
Long-term debt
Senior Notes (1)	$2,215,500	$—	$—	$2,215,500
Senior Notes discount (2)	(19,561)	—	—	(19,561)
Liquefaction credit facility	—	100,000	—	100,000
Long-term debt, net of discount	$2,195,939	$100,000	$—	$2,295,939

(1)
In October 2012, Sabine Pass LNG repurchased approximately 97% of the 2013 Notes. Funds used for the repurchase included proceeds received from a newly issued $420.0 million 6.50% senior secured notes due in 2020 (the "2020 Notes") and from an equity contribution from Cheniere Partners. Sabine Pass LNG has issued a redemption notice for the remaining approximately $16.5 million outstanding 2013 Notes which it expects to redeem in November 2012.

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

•	1.0% of the principal amount of the Senior Notes; or

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

Under the Sabine Pass Indenture, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment of approximately $82.4 million. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indenture. During the nine months ended September 30, 2012 and September 30, 2011, Sabine Pass LNG made distributions to Cheniere Partners of $182.9 million and $231.7 million, respectively, after satisfying all of the applicable conditions in the Sabine Pass Indenture.

In October 2012, Sabine Pass LNG repurchased approximately 97% of the 2013 Notes. Funds used for the repurchase included proceeds received from the sale of the 2020 Notes and from an equity contribution from Cheniere Partners. Sabine Pass LNG has issued a redemption notice for the remaining approximately $16.5 million outstanding 2013 Notes which it expects to redeem in November 2012.

Liquefaction Credit Facility

In July 2012, Sabine Pass Liquefaction entered into the $3.6 billion Liquefaction Credit Facility with a syndicate of lenders. The Liquefaction Credit Facility will be used to fund a portion of the costs of developing, constructing and placing into operation LNG trains 1 and 2 of the Liquefaction Project. The Liquefaction Credit Facility will mature on the earlier of July 31, 2019 or the second anniversary of the completion date of LNG trains 1 and 2 of the Liquefaction Project. Borrowings under the Liquefaction Credit Facility may be refinanced, in whole or in part, at any time without premium or penalty, except for interest hedging and interest rate breakage costs. Sabine Pass Liquefaction made a $100.0 million borrowing under the Liquefaction Credit Facility in August 2012 after meeting the required conditions precedent to the initial advance. The second advance will not be made until Sabine Pass Liquefaction has received an aggregate of at least $1.9 billion of equity or subordinated debt proceeds, and has expended at least $1.8 billion of such funds in payment of costs for LNG trains 1 and 2 of the Liquefaction Project. In addition, the second advance will not be made until Cheniere Creole Trail Pipeline, L.P. has received equity or debt commitments sufficient to fund the pipeline modifications necessary to provide sufficient gas supply for the Liquefaction Project.

Borrowings under the Liquefaction Credit Facility bear interest, at Sabine Pass Liquefaction's election, at a variable rate equal to LIBOR or the base rate, plus the applicable margin. The applicable margin for LIBOR loans is 3.50% during construction and 3.75% during operations, and the applicable margin for base rate loans is 2.50% during construction and 2.75% during operations. Interest on LIBOR loans is due and payable at the end of each LIBOR period, and interest on base rate loans is due and payable at the end of each calendar quarter. The Liquefaction Credit Facility required Sabine Pass Liquefaction to pay certain up-front fees to the agents and lenders in the aggregate amount of approximately $178 million and provides for a commitment fee calculated at a rate per annum equal to 40% of the applicable margin for LIBOR loans, multiplied by the average daily amount of the undrawn commitment. Annual administrative fees must also be paid to the agent and the trustee. The principal of loans made under the Liquefaction Credit Facility must be repaid in quarterly installments, commencing with the first calendar quarter ending at least three months following the completion of LNG trains 1 and 2 of the Liquefaction Project. Scheduled repayments are based upon an 18-year amortization, with the remaining balance due upon the maturity of the Liquefaction Credit Facility.

Under the terms and conditions of the Liquefaction Credit Facility, all cash held by Sabine Pass Liquefaction is controlled by the collateral agent. These funds can only be released by the collateral agent upon satisfaction of certain terms and conditions, including receipt of satisfactory documentation that the Liquefaction Project costs are bona fide expenditures and are permitted under the terms of the Liquefaction Credit Facility. The Liquefaction Credit Facility does not permit Sabine Pass Liquefaction to hold any cash, or cash equivalents, outside of the accounts established under the agreement. Because these cash accounts are controlled by the collateral agent, the cash balance of $100.0 million held in these accounts as of September 30, 2012 is classified as restricted on our Consolidated Balance Sheets.

The Liquefaction Credit Facility contains customary conditions precedent for the second borrowing and any subsequent borrowings, as well as customary affirmative and negative covenants. The obligations of Sabine Pass Liquefaction under the Liquefaction Credit Facility are secured by substantially all of the assets of Sabine Pass Liquefaction as well as all of the membership interests in Sabine Pass Liquefaction, and a security interest in Cheniere Partners' rights under the Blackstone Unit Purchase Agreement and the guaranty related thereto.

Under the terms of the Liquefaction Credit Facility, Sabine Pass Liquefaction is required to hedge against the potential of rising interest rates with respect to no less than 75% (calculated on a weighted average basis) of the projected outstanding borrowings. Shortly after the closing of the Liquefaction Credit Facility, Sabine Pass Liquefaction entered into interest rate swap agreements. The swap agreements have the effect of fixing the LIBOR component of the interest rate payable under the Liquefaction Credit Facility with respect to forecasted borrowings under the Liquefaction Credit Facility up to a maximum of $2.9 billion at 1.98% from August 14, 2012 to July 31, 2019, the final termination date of the swap agreements.

Issuances of Common Stock

During the nine months ended September 30, 2012 and 2011, 0.1 million and no shares of our common stock, respectively, were issued pursuant to the exercise of stock options.  During three months ended September 30, 2012 and 2011, we issued 10.0 million and 0.1 million shares, respectively, of restricted stock to new and existing employees.  During the nine months ended September 30, 2012 and 2011, we issued 10.2 million and 2.6 million shares, respectively, of restricted stock to new and existing employees.

Results of Operations

Three Months Ended September 30, 2012 vs. Three Months Ended September 30, 2011

Overall Operations

Our consolidated net loss was $109.0 million, or $0.52 per share (basic and diluted), in the three months ended September 30, 2012, compared to a net loss of $53.9 million, or $0.67 per share (basic and diluted), in the three months ended September 30, 2011. This increase in net loss was primarily a result of increased general and administrative expense and increased other loss which was partially offset by decreased interest expense.

General and Administrative Expense

General and administrative expense increased $63.2 million, from $16.2 million in the three months ended September 30, 2011 to $79.4 million in the three months ended September 30, 2012. This increase in general and administrative expense is primarily a result of the August 2012 vesting of the awards under the Long-Term Commercial Bonus Pool in connection with financing the construction of LNG trains 1 and 2 of the Liquefaction Project.

Other Expense

Other expense in the three months ended September 30, 2012 primarily resulted from the settlement and termination of the Crest Royalty in September 2012, in which we entered into a settlement agreement with Freeport LNG and recorded $13.2 million as an other non-current asset on our Consolidated Balance Sheets, and also terminated the Crest Royalty and expensed $12.3 million.

Interest Expense, net

Interest expense, net of amounts capitalized, decreased $19.6 million, from $65.1 million in the three months ended September 30, 2011 to $45.5 million in the three months ended September 30, 2012. This decrease in interest expense resulted from the reduced amount of indebtedness outstanding in the three months ended of September 30, 2012 compared to the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011

Overall Operations

Our consolidated net loss was $238.5 million, or $1.40 per share (basic and diluted), in the nine months ended September 30, 2012, compared to a net loss of $140.9 million, or $1.94 per share (basic and diluted), in the nine months ended September 30, 2011. This increase in net loss was primarily a result of increased general and administrative expense, increased LNG terminal and pipeline development expense, other expense, loss on early extinguishment of debt and decreased LNG and natural gas marketing and trading revenues, which was partially offset by decreased interest expense.

General and Administrative Expense

General and administrative expense increased $63.1 million, from $57.1 million in the nine months ended September 30, 2011 to $120.2 million in the nine months ended September 30, 2012. This increase in general and administrative expense is primarily a result of the August 2012 vesting of awards under the Long-Term Commercial Bonus Pool in connection with financing the construction of LNG trains 1 and 2 of the Liquefaction Project.

LNG Terminal and Pipeline Development Expense

LNG terminal and pipeline development expenses increased $21.7 million, from $32.9 million in the nine months ended September 30, 2011 to $54.6 million in the nine months ended September 30, 2012. This increase in LNG terminal and pipeline development expense primarily resulted from costs incurred to develop the Liquefaction Project.

Other Expense

Other expense in the nine months ended September 30, 2012 primarily resulted from the settlement and termination of the Crest Royalty in September 2012, as described above.

Loss on Early Extinguishment of Debt

During the nine months ended September 30, 2012, we recorded a $15.1 million loss on early extinguishment of debt related to the January 2012 repayment of the 2007 Term Loan in full and the June 2012 repayment of the 2008 Loans in full.

LNG and Natural Gas Marketing and Trading Revenues

See the table below (in thousands) for an itemized comparison of each major type of energy trading and risk management activity:

	Nine Months Ended
	September 30,
	2012	2011
Physical LNG and natural gas sales, net of costs	$2,572	$5,627
Inventory lower-of-cost-or-market adjustments	(8,886)	(4,928)
Gain from derivatives	599	386
Other energy trading activities	4,074	8,970
Total LNG and natural gas marketing revenues (losses)	$(1,641)	$10,055

LNG and natural gas marketing and trading revenues (losses) decreased $11.7 million, from $10.1 million of marketing and trading revenues in the nine months ended September 30, 2011 to $1.6 million of marketing and trading losses in the nine months ended September 30, 2012. The $11.7 million decrease in marketing and trading revenues is primarily a result of less LNG export activity. Other energy trading activities primarily consisted of our agreements with LNGCo that were terminated in June 2012.

LNG Terminal and Pipeline Operating Expense

LNG terminal and pipeline operating expense increased $7.6 million, from $29.0 million in the nine months ended September 30, 2011 to $36.6 million in the nine months ended September 30, 2012. This increase in LNG terminal and pipeline operating expense is primarily a result of increased dredging services in the nine months ended September 30, 2012.

Interest Expense, net

Interest expense, net of amounts capitalized, decreased $34.2 million, from $193.9 million in the nine months ended September 30, 2011 to $159.7 million in the nine months ended September 30, 2012. This decrease in interest expense resulted from the reduced amount of indebtedness outstanding in the nine months ended of September 30, 2012 compared to the nine months ended September 30, 2011.

Off-Balance Sheet Arrangements

As of September 30, 2012, we had no "off-balance sheet arrangements" that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Marketing and Trading Commodity Price Risk

We have entered into certain instruments to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory ("LNG Inventory Derivatives") and to hedge the exposure to price risk attributable to future purchases of natural gas to be utilized as fuel to operate the Sabine Pass LNG terminal ("Fuel Derivatives"). We use one-day value at risk ("VaR") with a 95% confidence interval and other methodologies for market risk measurement and control purposes of our LNG Inventory Derivatives and Fuel Derivatives. The VaR is calculated using the Monte Carlo simulation method. The table below provides information about our LNG Inventory Derivatives and Fuel Derivatives that are sensitive to changes in natural gas prices and interest rates as of September 30, 2012.

Hedge Description	Hedge Instrument	Contract Volume (MMBtu)	Price Range ($/MMBtu)	Final Hedge Maturity Date	Fair Value (in thousands)	VaR (in thousands)
LNG Inventory Derivatives	Fixed price natural gas swaps	850,000	$2.932 - $3.234	December 2012	$(222)	$18
Fuel Derivatives	Fixed price natural gas swaps	1,086,500	$3.230 - $4.275	October 2013	60	3

We have entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the Liquefaction Credit Facility ("Interest Rate Derivatives"). In order to test the sensitivity of the fair value of the Interest Rate Derivatives to changes in interest rates, management modeled a 10% change in the forward 1-month LIBOR curve across the full 7-year term of the Interest Rate Derivatives. This 10% change in interest rates resulted in a change in the fair value of the Interest Rate Derivatives of $19.1 million. The table below provides information about our Interest Rate Derivatives that are sensitive to changes in the forward 1-month LIBOR curve as of September 30, 2012.

Hedge Description	Hedge Instrument	Initial Notional Amount (in thousands)	Fixed Interest Rate Range (%)	Final Hedge Maturity Date	Fair Value (in thousands)	10% Change in LIBOR (in thousands)
Interest Rate Derivatives	Interest rate swaps	$20,000	1.977 - 1.981	July 2019	$(29,676)	$19,116

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

Part II.        Other Information

Item 1.        Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of September 30, 2012, there were no pending legal matters that could reasonably be expected to have a material adverse impact on our consolidated results of operations, financial position or cash flows.

Item 6.        Exhibits

Exhibit No.	Description
10.1
Letter Agreement, dated September 11, 2012, between Total Gas & Power North America, Inc. and Sabine Pass LNG, L.P. (incorporated by reference to Exhibit 10.1 to Cheniere Energy Partners, L.P.'s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012).

10.2
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-0008 Delay in Full Placement of Insurance, dated July 27, 2012, (ii) the Change Order CO-0009 HAZOP Action Items, dated July 31, 2012, (iii) the Change Order CO-0010 Fuel Provisional Sum, dated August 8, 2012, (iv) the Change Order CO-0011 Currency Provisional Sum, dated August 8, 2012, (v) the Change Order CO-0012 Delay in NTP, dated August 8, 2012, and (vi) the Change Order CO-0013 Early EPC Work Credit, dated August 29, 2012. (incorporated by reference to Exhibit 10.2 to Cheniere Energy Partners, L.P.'s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012).

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

CHENIERE ENERGY, INC.

/s/ Jerry D. Smith
Jerry D. Smith Vice President and Chief Accounting Officer (on behalf of the registrant and as principal accounting officer)

Date:	November 2, 2012