Form 10-K/A
period 2012-12-31
CHENIERE ENERGY INC
filed 2013-03-01
CIK 3570

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

Explanatory Note

This Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on February 22, 2013 (the "Original Filing") is filed to disclose recently provided information pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012. Other than this additional compliance disclosure in Item 9B. Other Information, no part of the Original Filing is amended hereby, and this amendment does not reflect events that have occurred after the Original Filing date.

Part II

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

Compliance Disclosure

Pursuant to Section 13(r) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), if during 2012, we or any of our affiliates have engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Annual Report on Form 10-K as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”). During 2012, we did not engage in any transactions with Iran or with persons or entities related to Iran.

Blackstone CQP HoldCo LP (“Blackstone”) is a holder of approximately 30% of the outstanding equity interests of Cheniere Energy Partners, L.P. (“Cheniere Partners”) and has two representatives on Cheniere Partners' Board of Directors and the right to appoint a third representative. Accordingly, Blackstone may be deemed an “affiliate” of Cheniere Partners, as that term is defined in Exchange Act Rule 12b-2. Subsequent to the initial filing of our Annual Report on Form 10-K, we received notice from Blackstone that it had determined to include in its Annual Report on Form 10-K disclosures pursuant to ITRA regarding at least two of its portfolio companies that may be deemed to be affiliates of Blackstone. Because of the broad definition of “affiliate” in Exchange Act Rule 12b-2, these portfolio companies of Blackstone, through Blackstone's ownership of Cheniere Partners, may also be deemed to be affiliates of ours. Accordingly, we note that the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed by TRW Automotive Holdings Corp. (“TRW”) states that one of its non-U.S. subsidiaries sold products to customers that could be affiliated with, or deemed to be acting on behalf of, the Industrial Development and Renovation Organization, which has been designated as an agency of the Government of Iran and that gross revenue attributable to such sales was approximately $8,326,000 and net profit from such sales was approximately $377,000; TRW also states that those activities have been discontinued. We have also received notice from Blackstone that Travelport Limited (“Travelport”), as part of its global business in the travel industry, provides certain passenger travel-related GDS and airline IT services to Iran Air and airline IT services to Iran Air Tours. No information was provided to us with respect to the gross revenues and net profits attributable to such activities, but we also received notice from Blackstone that Travelport intends to continue these business activities as such activities are either exempt from applicable sanctions prohibitions or specifically licensed by the U.S. Office of Foreign Assets Control. We have not independently verified the disclosures described in this paragraph.

Part IV

Item 15. Exhibits and Financial Statement Schedules

Exhibits

An index to exhibits has been filed as part of this Amendment No. 1 beginning on page 6 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY, INC.

Date: March 1, 2013	By:	/s/ Jerry D. Smith
		Name:	Jerry D. Smith
		Title:	Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
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

10.70†+	Summary of Compensation for Executive Officers.

10.71†+	Summary of Compensation for Non-Employee Directors.

10.72*†	Cheniere Energy, Inc. 2008 Change of Control Cash Payment Plan. (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on May 14, 2008)

10.73*†	Form of Change of Control Agreement. (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on May 14, 2008)

10.74*†	Form of Release and Separation Agreement. (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on May 14, 2008)

10.75*†	Form of 2009 Phantom Stock Grant (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on February 27, 2009)

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

10.96†+	Form of 2011 – 2013 Bonus Plan Restricted Stock Grant (Train 3 and Train 4) under the 2011 Incentive Plan (US Executive Form)

10.97†+	Form of 2011 – 2013 Bonus Plan Restricted Stock Grant (Train 3 and Train 4) under the 2003 Stock Incentive Plan (US Executive Form)

10.98†+	Form of 2011 – 2013 Bonus Plan Restricted Stock Grant (Train 3 and Train 4) under the 2011 Incentive Plan (US Non-Executive Form)

10.99†+	Form of 2011 – 2013 Bonus Plan Restricted Stock Grant (Train 3 and Train 4) under the 2003 Stock Incentive Plan (US Non-Executive Form)

10.100†+	Form of 2011 – 2013 Bonus Plan Restricted Stock Grant (Train 3 and Train 4) under the 2011 Incentive Plan (UK Executive Form)

10.101†+	Form of 2011 – 2013 Bonus Plan Restricted Stock Grant (Train 3 and Train 4) under the 2011 Incentive Plan (UK Non-Executive Form)

10.102†+	Form of 2011 – 2013 Bonus Plan Restricted Stock Grant (Train 3 and Train 4) under the 2011 Incentive Plan (US Consultant Form)

21.1+	Subsidiaries of Cheniere Energy, Inc.

23.1+	Consent of Ernst & Young LLP

31.1**	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2**	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference
**	Furnished herewith
†	Management contract or compensatory plan or arrangement
+	Filed with Original Form 10-K