Form 10-Q
period 2013-03-31
CHENIERE ENERGY INC
filed 2013-05-03
CIK 3570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2013
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
241,319,872 shares of the registrant’s Common Stock, $0.003 par value, were issued and outstanding as of April 17, 2013.

CHENIERE ENERGY, INC.
TABLE OF CONTENTS

i

PART I.        FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2013	2012
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$178,041	$201,711
Restricted cash and cash equivalents	722,083	520,263
Accounts and interest receivable	2,707	3,486
LNG inventory	4,605	7,045
Prepaid expenses and other	18,146	16,058
Total current assets	925,582	748,563

Non-current restricted cash and cash equivalents	1,467,100	272,924
Property, plant and equipment, net	3,824,299	3,282,305
Debt issuance costs, net	245,804	220,949
Goodwill	76,819	76,819
Intangible LNG assets	4,356	4,356
Other	37,859	33,169
Total assets	$6,581,819	$4,639,085

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$22,344	$74,360
Accrued liabilities	242,152	58,737
Deferred revenue	25,329	26,540
Other	1,541	126
Total current liabilities	291,366	159,763

Long-term debt, net of discount	3,668,286	2,167,113
Non-current derivative liabilities	21,978	26,424
Long-term deferred revenue	20,500	21,500
Other non-current liabilities	2,792	2,680

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value, 5.0 million shares authorized, none issued	—	—
Common stock, $0.003 par value
Authorized: 480.0 million shares at March 31, 2013 and December 31, 2012, respectively
Issued and outstanding: 241.3 million shares and 223.4 million shares at March 31, 2013 and December 31, 2012, respectively	725	671
Treasury stock: 4.8 million shares and 4.7 million shares at March 31, 2013 and December 31, 2012, respectively, at cost	(39,575)	(39,115)
Additional paid-in-capital	2,234,740	2,168,781
Accumulated deficit	(1,710,090)	(1,592,985)
Accumulated other comprehensive loss	(4,771)	(27,351)
Total stockholders' equity	481,029	510,001
Non-controlling interest	2,095,868	1,751,604
Total equity	2,576,897	2,261,605
Total liabilities and equity	$6,581,819	$4,639,085

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenues
LNG terminal revenues	$66,061	$67,260
Marketing and trading revenues	(565)	2,658
Oil and gas sales	410	550
Other	—	6
Total revenues	65,906	70,474

Operating costs and expenses
General and administrative expense	85,798	19,993
Depreciation, depletion and amortization	15,113	16,290
LNG terminal and pipeline operating expense	15,259	11,557
LNG terminal and pipeline development expense	17,088	21,819
Other	102	94
Total operating costs and expenses	133,360	69,753
Income (loss) from operations	(67,454)	721

Other income (expense)
Interest expense, net	(40,262)	(58,350)
Loss on early extinguishment of debt	—	(507)
Derivative loss, net	(17,468)	(836)
Other income	475	125
Total other expense	(57,255)	(59,568)
Loss before income taxes and non-controlling interest	(124,709)	(58,847)
Income tax benefit (provision)	80	(6)
Net loss	(124,629)	(58,853)
Non-controlling interest	7,524	2,438
Net loss attributable to common stockholders	$(117,105)	$(56,415)

Net loss per share attributable to common stockholders - basic and diluted	$(0.54)	$(0.43)
Weighted average number of common shares outstanding - basic and diluted	215,634	131,107

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net loss	$(124,629)	$(58,853)
Other comprehensive income (loss)
Interest rate cash flow hedges
Loss on settlements retained in other comprehensive income	(30)	—
Change in fair value of interest rate cash flow hedges	21,297	—
Foreign currency translation	(40)	17
Total other comprehensive income	21,227	17
Comprehensive loss	(103,402)	(58,836)
Comprehensive loss attributable to non-controlling interest	6,844	2,438
Comprehensive loss attributable to common stockholders	$(96,558)	$(56,398)

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Total Stockholders' (Deficit) Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance—December 31, 2012	223,397	$671	4,727	$(39,115)	$2,168,781	$(1,592,985)	$(27,351)	$1,751,604	$2,261,605
Issuances of stock	—	—	—	—	—	—	—	—	—
Issuances of restricted stock	17,993	54	—	—	(54)	—	—	—	—
Forfeitures of restricted stock	(88)	—	58	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	66,013	—	—	—	66,013
Treasury stock acquired	(21)	—	21	(460)	—	—	—	—	(460)
Foreign currency translation	—	—	—	—	—	—	(40)	—	(40)
Interest rate cash flow hedges	—	—	—	—	—	—	20,587	680	21,267
Loss attributable to non-controlling interest	—	—	—	—	—	—	—	(7,524)	(7,524)
Sale of common units to non-controlling interest	—	—	—	—	—	—	2,033	362,806	364,839
Distribution to non-controlling interest	—	—	—	—	—	—	—	(11,698)	(11,698)
Net loss	—	—	—	—	—	(117,105)	—	—	(117,105)
Balance—March 31, 2013	241,281	$725	4,806	$(39,575)	$2,234,740	$(1,710,090)	$(4,771)	$2,095,868	$2,576,897

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities
Net loss attributable to common stockholders	$(117,105)	$(56,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	15,113	16,290
Loss on early extinguishment of debt	—	507
Amortization of debt issuance and discount costs	2,209	7,165
Non-cash compensation	63,689	2,289
Crest royalty	—	(25,664)
Net loss attributable to non-controlling interest	(7,524)	(2,438)
Investment in restricted cash and cash equivalents	(33,850)	(26,830)
Non-cash derivative loss	18,123	171
Other	(2,828)	(2,805)
Changes in operating assets and liabilities:
Accounts and interest receivable	953	1,169
Accounts payable and accrued liabilities	49,631	17,516
LNG inventory, net	2,440	3,269
Deferred revenue	(2,210)	(1,104)
Prepaid expenses and other	(1,860)	(1,816)
Net cash used in operating activities	(13,219)	(68,696)

Cash flows from investing activities
Investment in Cheniere Partners	(7,449)	(60)
LNG terminal and pipeline costs, net	(464,187)	(270)
Use of restricted cash and cash equivalents	463,617	784
Other	(1,972)	(2,499)
Net cash used in investing activities	(9,991)	(2,045)

Cash flows from financing activities
Proceeds from sale of common stock, net	—	351,907
Proceeds from 2021 Sabine Pass Liquefaction Notes	1,500,000	—
Proceeds from sale of common units by Cheniere Partners	365,000	2,843
Repurchases and prepayments of debt	—	(298,000)
Use of (investment in) restricted cash and cash equivalents	(1,818,313)	5,249
Debt issuance and deferred financing costs	(34,986)	—
Distributions to non-controlling interest	(11,698)	(8,092)
Purchase of treasury shares	(460)	(1,798)
Other	(3)	(701)
Net cash provided by (used in) financing activities	(460)	51,408

Net decrease in cash and cash equivalents	(23,670)	(19,333)
Cash and cash equivalents—beginning of period	201,711	459,160
Cash and cash equivalents—end of period	$178,041	$439,827

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements of Cheniere Energy, Inc. have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included. As used in these Notes to Consolidated Financial Statements, the terms "Cheniere," "the Company," "we," "our" and "us" refer to Cheniere Energy, Inc. and its wholly owned or controlled subsidiaries, unless otherwise stated or indicated by context.

Results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2013.

Certain reclassifications have been made to prior period information to conform to the current presentation.  The reclassifications had no effect on our overall consolidated financial position, results of operations or cash flows.

For further information, refer to the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012, as amended by Amendment No. 1 on Form 10-K/A.

NOTE 2—RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents consists of cash and cash equivalents that are contractually restricted as to usage or withdrawal, as follows:

Sabine Pass LNG Senior Notes Debt Service Reserve

Sabine Pass LNG, L.P. ("Sabine Pass LNG") has consummated private offerings of an aggregate principal amount of $1,665.5 million of 7.50% Senior Secured Notes due 2016 (the "2016 Notes") and $420.0 million of 6.50% Senior Secured Notes due 2020 (the "2020 Notes") (See Note 7—"Long-Term Debt" ). Collectively, the 2016 Notes and the 2020 Notes are referred to as the "Sabine Pass LNG Senior Notes." Under the indentures governing the Sabine Pass LNG Senior Notes (the "Sabine Pass Indentures"), except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied, including that there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indentures.

As of March 31, 2013 and December 31, 2012, we classified $55.4 million and $17.4 million, respectively, as current restricted cash and cash equivalents for the payment of interest due within twelve months. As of March 31, 2013 and December 31, 2012, we classified the permanent debt service reserve fund of $76.1 million as non-current restricted cash and cash equivalents. These cash accounts are controlled by a collateral trustee, and, therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

Liquefaction Reserve

In July 2012, Sabine Pass Liquefaction, LLC ("Sabine Pass Liquefaction") closed on a $3.6 billion senior secured credit facility (the "Liquefaction Credit Facility"). Under the terms and conditions of the Liquefaction Credit Facility, Sabine Pass Liquefaction is required to deposit all cash received into reserve accounts controlled by a collateral trustee. Therefore, all of Sabine Pass Liquefaction's cash and cash equivalents are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets. As of March 31, 2013 and December 31, 2012, we classified $100.0 million as non-current restricted cash and cash equivalents held by Sabine Pass Liquefaction as such funds are to be used to acquire non-current assets. As of March 31, 2013 and December 31, 2012, we classified $197.4 million and $75.1 million, respectively, as current restricted cash and cash equivalents held by Sabine Pass Liquefaction as such funds are to be used to pay for current liabilities. As of March 31, 2013 and December 31, 2012, we classified $1,290.4 million and $96.3 million, respectively, as non-current restricted cash and cash

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

equivalents held by Sabine Pass Liquefaction as such funds are to be used to pay for the natural gas liquefaction facilities that Cheniere Energy Partners, L.P. ("Cheniere Partners"), our majority owned subsidiary, is developing at the Sabine Pass LNG terminal adjacent to the existing regasification facilities (the "Liquefaction Project").

Other Restricted Cash and Cash Equivalents

As of March 31, 2013 and December 31, 2012, $456.9 million and $419.3 million, respectively, of current restricted cash and cash equivalents were primarily related to cash and cash equivalents held by Sabine Pass LNG and Cheniere Partners that were considered restricted to Cheniere.  As of March 31, 2013 and December 31, 2012, $12.5 million and $8.5 million, respectively, had been classified as current restricted cash and cash equivalents on our Consolidated Balance Sheets due to various other contractual restrictions. As of March 31, 2013 and December 31, 2012, $0.5 million had been classified as non-current restricted cash and cash equivalents due to various other contractual restrictions on our Consolidated Balance Sheets.

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of LNG terminal and natural gas pipeline costs, investments in oil and gas properties, and fixed assets, as follows (in thousands):

	March 31,	December 31,
	2013	2012
LNG terminal costs
LNG terminal	$1,651,101	$1,651,106
LNG terminal construction-in-process	1,815,032	1,267,371
LNG site and related costs, net	5,396	5,398
Accumulated depreciation	(178,076)	(167,472)
Total LNG terminal costs, net	$3,293,453	$2,756,403

Natural gas pipeline costs
Natural gas pipeline	$564,145	$564,034
Natural gas pipeline construction-in-process	11,033	2,427
Pipeline right-of-ways	18,455	18,455
Accumulated depreciation	(71,545)	(67,803)
Total natural gas pipeline costs, net	$522,088	$517,113

Oil and gas properties, successful efforts method
Proved	$3,925	$3,917
Accumulated depreciation, depletion and amortization	(3,249)	(3,209)
Total oil and gas properties, net	$676	$708

Fixed assets
Computer and office equipment	$7,298	$7,014
Furniture and fixtures	4,145	4,057
Computer software	13,015	13,012
Leasehold improvements	7,022	6,989
Other	3,321	2,927
Accumulated depreciation	(26,719)	(25,918)
Total fixed assets, net	$8,082	$8,081
Property, plant and equipment, net	$3,824,299	$3,282,305

LNG Terminal Costs

Depreciation expense related to the Sabine Pass LNG terminal totaled $10.6 million for each of the three months ended March 31, 2013 and 2012.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

In June 2012, Train 1 and Train 2 of the Liquefaction Project satisfied the criteria for capitalization. Accordingly, costs associated with the construction of Train 1 and Train 2 of the Liquefaction Project have been recorded as construction-in-process since that date. For the three months ended March 31, 2013, we capitalized $35.3 million of interest expense related to the construction of the Liquefaction Project.

Natural Gas Pipeline Costs

Depreciation expense related to the Creole Trail Pipeline totaled $3.7 million for each of the three months ended March 31, 2013 and 2012.

Fixed Assets

Depreciation expense related to our fixed assets totaled $0.8 million and $2.0 million for the three months ended March 31, 2013 and 2012, respectively.

NOTE 4—NON-CONTROLLING INTEREST

We have consolidated certain partnerships because we have a controlling interest in these ventures. Therefore, the partnerships’ financial statements are consolidated in our consolidated financial statements and the partnerships’ other equity is recorded as a non-controlling interest. The following table sets forth the components of our non-controlling interest balance since inception attributable to third-party investors’ interests at March 31, 2013 (in thousands):

Net proceeds from Cheniere Partners’ issuance of common units (1)	$720,511
Net proceeds from Holdings’ sale of Cheniere Partners common units (2)	203,946
Distributions to Cheniere Partners’ non-controlling interest (3)	(169,048)
Net proceeds from Cheniere Partners' issuance of Class B units (4)	1,387,339
Non-controlling interest share of loss of Cheniere Partners	(46,880)
Non-controlling interest at March 31, 2013	$2,095,868

(1)
In March and April 2007, we and Cheniere Partners completed a public offering of 15.5 million Cheniere Partners common units (the "Cheniere Partners IPO"). Cheniere Partners received $98.4 million in net proceeds from the issuance of its common units to the public. Prior to January 1, 2009, a company was able to elect an accounting policy of recording a gain or loss on the sale of common equity of a subsidiary equal to the amount of proceeds received in excess of the carrying value of the parent’s investment. Effective January 1, 2009, the sale of common equity of a subsidiary is accounted for as an equity transaction.

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
In March 2013, Cheniere Partners sold 17.6 million common units in a registered direct offering to institutional investors at a price of $20.75 per common unit for net proceeds of $364.8 million.

(2)
In conjunction with the Cheniere Partners IPO, Cheniere LNG Holdings, LLC ("Holdings") sold a portion of the Cheniere Partners common units held by it to the public, realizing net proceeds of $203.9 million, which included $39.4 million of net proceeds realized once the underwriters exercised their option to purchase an additional 2.0 million common units

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

from Holdings. Due to the subordinated distribution rights on our subordinated units, we recorded those proceeds as non-controlling interest.

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

(4)
In May 2012, Cheniere Partners and Blackstone CQP Holdco LP ("Blackstone") entered into a unit purchase agreement (the "Blackstone Unit Purchase Agreement") whereby Cheniere Partners agreed to sell to Blackstone in a private placement 100.0 million Class B units of Cheniere Partners ("Class B units") at a price of $15.00 per Class B unit. Cheniere Partners has issued and sold 100.0 million Class B units to Blackstone as of December 31, 2012. The net proceeds will be used to fund a portion of the costs of developing, constructing and placing into service the Liquefaction Project.

NOTE 5—VARIABLE INTEREST ENTITIES

Cheniere Energy Partners

Cheniere Partners is a master limited partnership formed by us to own and operate the Sabine Pass LNG terminal and related assets. As of March 31, 2013, we owned 56.4% of Cheniere Partners in the form of 12.0 million common units, 33.3 million Class B units, 135.4 million subordinated units and a 2% general partner interest. Cheniere Energy Partners GP, LLC ("Cheniere Partners GP"), our wholly owned subsidiary, is the general partner of Cheniere Partners. In May 2012, Cheniere Partners and Blackstone entered into the Blackstone Unit Purchase Agreement whereby Cheniere Partners agreed to sell to Blackstone in a private placement 100.0 million Class B units at a price of $15.00 per Class B unit. In August 2012, all conditions to funding were met and Blackstone purchased its initial 33.3 million Class B units. At initial funding, the board of directors of Cheniere Partners GP was modified to include three directors appointed by Blackstone, four directors appointed by us and four independent directors mutually agreed by Blackstone and us and appointed by us. A quorum consists of a majority of all directors, including at least two directors appointed by Blackstone, two directors appointed by us and two independent directors. Blackstone will no longer be entitled to appoint directors in the event that Blackstone's ownership in Cheniere Partners is less than: (i) 20% of outstanding common units, subordinated units and Class B units, and (ii) 50.0 million Class B units. In addition, we have provided Blackstone with a right to maintain one board seat on our board of directors.

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

NOTE 6—ACCRUED LIABILITIES

As of March 31, 2013 and December 31, 2012, accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
Accrued interest expense and related fees	$68,422	$16,327
Payroll	13,528	6,369
LNG liquefaction costs	149,478	27,919
LNG terminal costs	2,756	977
Other accrued liabilities	7,968	7,145
Accrued liabilities	$242,152	$58,737

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 7—LONG-TERM DEBT

As of March 31, 2013 and December 31, 2012, our long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
Long-term debt
2016 Notes	$1,665,500	$1,665,500
2020 Notes	420,000	420,000
2021 Sabine Pass Liquefaction Notes	1,500,000	—
Liquefaction Credit Facility	100,000	100,000
Total long-term debt	3,685,500	2,185,500
Long-term debt discount
2016 Notes	(17,214)	(18,387)
Total long-term debt, net of discount	$3,668,286	$2,167,113

Sabine Pass LNG Senior Notes

As of March 31, 2013 and December 31, 2012, Sabine Pass LNG had an aggregate principal amount of $1,665.5 million of the 2016 Notes and $420.0 million of the 2020 Notes. The terms of the 2016 Notes and the 2020 Notes are substantially similar. Interest on the 2016 Notes is payable semi-annually in arrears on May 30 and November 30 of each year. Interest on the 2020 Notes is payable semi-annually in arrears on May 1 and November 1 of each year. Subject to permitted liens, the Sabine Pass LNG Senior Notes are secured on a first-priority basis by a security interest in all of Sabine Pass LNG's equity interests and substantially all of its operating assets.

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

Sabine Pass LNG may redeem all or part of its 2020 Notes at any time on or after November 1, 2016, at fixed redemption prices specified in the indenture governing the 2020 Notes, plus accrued and unpaid interest, if any, to the date of redemption. Sabine Pass LNG may also, at its option, redeem all or part of the 2020 Notes at any time prior to November 1, 2016, at a "make-whole" price set forth in the indenture governing the 2020 Notes, plus accrued and unpaid interest, if any, to the date of redemption. At any time before November 1, 2015, Sabine Pass LNG may redeem up to 35% of the aggregate principal amount of the 2020 Notes at a redemption price of 106.5% of the principal amount of the 2020 Notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date, in an amount not to exceed the net proceeds of one or more completed equity offerings as long as Sabine Pass LNG redeems the 2020 Notes within 180 days of the closing date for such equity offering and at least 65% of the aggregate principal amount of the 2020 Notes originally issued remains outstanding after the redemption.

Under the Sabine Pass Indentures, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass Indentures. During the three months ended March 31, 2013 and 2012, Sabine Pass LNG made distributions of $76.7 million and $69.4 million, respectively, after satisfying all the applicable conditions in the Sabine Pass Indentures.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

In connection with the issuance of the 2020 Notes, Sabine Pass LNG also entered into a registration rights agreement (the "Sabine Pass LNG Registration Rights Agreement"). Under the Sabine Pass LNG Registration Rights Agreement, Sabine Pass LNG has agreed to use commercially reasonable efforts to file with the Securities and Exchange Commission (the "SEC") and cause to become effective a registration statement relating to an offer to exchange the 2020 Notes for a like aggregate principal amount of SEC-registered notes with terms identical in all material respects to the 2020 Notes (other than with respect to restrictions on transfer or to any increase in annual interest rate) within 360 days after the 2020 Notes were issued. Under specified circumstances, we may be required to file a shelf registration statement to cover resales of the 2020 Notes. If we fail to satisfy these obligations, we may be required to pay additional interest to holders of the 2020 Notes under certain circumstances.

2021 Sabine Pass Liquefaction Notes

In February 2013, Sabine Pass Liquefaction issued an aggregate principal amount of $1.5 billion of 5.625% Senior Secured Notes due 2021 (the "2021 Sabine Pass Liquefaction Notes"). Interest on the 2021 Sabine Pass Liquefaction Notes is payable semi-annually in arrears on February 1 and August 1 of each year. Subject to permitted liens, the 2021 Sabine Pass Liquefaction Notes are secured on a first-priority basis by a security interest in all of Sabine Pass Liquefaction's equity interests and substantially all of Sabine Pass Liquefaction's assets.

Sabine Pass Liquefaction may redeem some or all of the 2021 Sabine Pass Liquefaction Notes at any time prior to November 1, 2020 at a redemption price equal to the "make-whole" price set forth in the indenture governing the 2021 Sabine Pass Liquefaction Notes, plus accrued and unpaid interest, if any, to the date of redemption. Sabine Pass Liquefaction may also at any time on or after November 1, 2020, redeem the 2021 Sabine Pass Liquefaction Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2021 Sabine Pass Liquefaction Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

Under the indenture governing the 2021 Sabine Pass Liquefaction Notes, Sabine Pass Liquefaction may not make any distributions until, among other requirements, substantial completion of Train 1 and Train 2 has occurred, deposits are made into debt service reserve accounts and a debt service coverage ratio of 1.25:1.00 is satisfied.

The indenture governing the 2021 Sabine Pass Liquefaction Notes also contains customary terms and events of default and certain covenants that, among other things, limit Sabine Pass Liquefaction's ability and the ability of Sabine Pass Liquefaction's restricted subsidiaries to incur additional indebtedness or issue preferred stock, make certain investments or pay dividends or distributions on capital stock or subordinated indebtedness or purchase, redeem or retire capital stock, sell or transfer assets, including capital stock of Sabine Pass Liquefaction's restricted subsidiaries, restrict dividends or other payments by restricted subsidiaries, incur liens, enter into transactions with affiliates, consolidate, merge, sell or lease all or substantially all of Sabine Pass Liquefaction's assets and enter into certain LNG sales contracts. The indenture governing the 2021 Sabine Pass Liquefaction Notes covenants are subject to a number of important limitations and exceptions.

In connection with the issuance of the 2021 Sabine Pass Liquefaction Notes, Sabine Pass Liquefaction also entered into a registration rights agreement (the "Liquefaction Registration Rights Agreement"). Under the Liquefaction Registration Rights Agreement, Sabine Pass Liquefaction has agreed to use commercially reasonable efforts to file with the SEC and cause to become effective a registration statement relating to an offer to exchange the 2021 Sabine Pass Liquefaction Notes for a like aggregate principal amount of SEC-registered notes with terms identical in all material respects to the 2021 Sabine Pass Liquefaction Notes (other than with respect to restrictions or transfer or to any increase in annual interest rate) within 360 days after February 1, 2013. Under specified circumstances, Sabine Pass Liquefaction may be required to file a shelf registration statement to cover resales of the 2021 Sabine Pass Liquefaction Notes. If Sabine Pass Liquefaction fails to satisfy these obligations, Sabine Pass Liquefaction may be required to pay additional interest to holders of the 2021 Sabine Pass Liquefaction Notes under certain circumstances.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

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

Under the terms and conditions of the Liquefaction Credit Facility, all cash held by Sabine Pass Liquefaction is controlled by the collateral agent. These funds can only be released by the collateral agent upon satisfaction of certain terms and conditions, including receipt of satisfactory documentation that the Liquefaction Project costs are bona fide expenditures and are permitted under the terms of the Liquefaction Credit Facility. The Liquefaction Credit Facility does not permit Sabine Pass Liquefaction to hold any cash, or cash equivalents, outside of the accounts established under the agreement. Because these cash accounts are controlled by the collateral agent, the cash balance of $100.0 million held in these accounts as of March 31, 2013 is classified as restricted on our Consolidated Balance Sheets.

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

In February 2013, Sabine Pass Liquefaction issued the 2021 Sabine Pass Liquefaction Notes to refinance a portion of the Liquefaction Credit Facility, and a portion of available commitments pursuant to the Liquefaction Credit Facility was suspended. In April 2013, Sabine Pass Liquefaction issued an aggregate principal amount of $500.0 million of 5.625% Senior Secured Notes due 2021 and $1.0 billion of 5.625% Senior Secured Notes due 2023 (the "2023 Sabine Pass Liquefaction Notes"), and a portion of the available commitments pursuant to the amended Liquefaction Credit Facility was terminated. The $500.0 million aggregate principal amount of 2021 notes constitutes a further issuance of and forms a single series with the 2021 Sabine Pass Liquefaction Notes issued in February 2013 for an aggregate principal amount of $2.0 billion. Net proceeds from the offering of approximately $1,466.0 million are intended to pay capital costs in connection with the construction of Train 1 and Train 2 of the Liquefaction Project in lieu of a portion of the commitments under the Liquefaction Credit Facility. The 2021 Sabine Pass Liquefaction Notes and 2023 Sabine Pass Liquefaction Notes are pari passu in right of payment with all existing and future senior debt of Sabine Pass Liquefaction. As a result of Sabine Pass Liquefaction's issuances in April 2013, Sabine Pass Liquefaction has terminated approximately $1.4 billion of commitments under the Liquefaction Credit Facility. This termination resulted in a write-off of debt issuance costs associated with the Liquefaction Credit Facility of approximately $75 million in April 2013.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 8—FINANCIAL INSTRUMENTS

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

The following table (in thousands) shows the fair value of our derivative assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, which are classified as other current assets, other current liabilities and other non-current liabilities in our Consolidated Balance Sheets.

	Fair Value Measurements as of
	March 31, 2013				December 31, 2012
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
LNG Inventory Derivatives asset (liability)	$—	$(420)	$—	$(420)	$—	$237	$—	$237
Fuel Derivatives asset (liability)	—	420	—	420	—	(98)	—	(98)
Interest Rate Derivatives (liability)	—	(23,055)	—	(23,055)	—	(26,424)	—	(26,424)

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

		Fair Value Measurements as of
	Balance Sheet Location	March 31, 2013	December 31, 2012
LNG Inventory Derivatives asset (liability)	Prepaid expenses and other/ (Other current liabilities)	$(420)	$237
Fuel Derivatives asset (liability)	Prepaid expenses and other/ (Other current liabilities)	420	(98)

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

The following table (in thousands) shows the changes in the fair value and settlements of our LNG Inventory Derivatives recorded in marketing and trading revenues (losses) on our Consolidated Statements of Operations during the three months ended March 31, 2013 and 2012:

	Three Month Ended March 31,
	2013	2012
LNG Inventory Derivatives gain (loss)	$(524)	$1,859

The following table (in thousands) shows the changes in the fair value and settlements of our Fuel Derivatives recorded in derivative gain (loss) on our Consolidated Statements of Operations during the three months ended March 31, 2013 and 2012:

	Three Month Ended March 31,
	2013	2012
Fuel Derivatives gain (loss)	$515	$(836)

The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments. Our commodity derivative transactions are executed through over-the-counter contracts which are subject to nominal credit risk as these transactions are settled on a daily margin basis with investment grade financial institutions.  Collateral of $6.4 million and $5.9 million deposited for such contracts, which has not been reflected in the derivative fair value tables, is included in the other current assets balance as of March 31, 2013, and December 31, 2012, respectively.

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

The Interest Rate Derivatives hedge approximately 75% of the weighted average of the expected outstanding borrowings over the term of the Liquefaction Credit Facility. The aggregate notional amount each month follows our expected borrowing schedule under the Liquefaction Credit Facility with an expected maximum swap notional amount outstanding of $2.9 billion in 2017. Based on the continued development of our financing strategy for the Liquefaction Project, in particular the 2021 Sabine Pass Liquefaction Notes issued in February 2013 and the additional $1.5 billion fixed-rate notes issued in April 2013 described in Note 7—"Long-Term Debt", during the first quarter of 2013 we determined it was no longer probable that the forecasted variable interest payments on the Liquefaction Credit Facility would occur in the time period originally specified. As a result, all of the Interest Rate Derivatives were no longer effective hedges, and the remaining portion of hedge relationships that were designated as of December 31, 2012, were de-designated as of February 1, 2013. For de-designated hedges, changes in fair value prior to their de-designation date are recorded as other comprehensive income (loss) within the Consolidated Balance Sheets, and changes in fair value subsequent to their de-designation date are recorded as derivative gain (loss) within the Consolidated Statements of Operations. We have continued to maintain the Interest Rate Derivatives in anticipation of our upcoming financing needs, particularly for the financing of the construction of Train 3 and Train 4 of the Liquefaction Project, and have concluded that the likelihood of occurrence of our variable interest payments has not changed to probable not to occur. As a result, amounts recorded in other comprehensive income related to our de-designated Interest Rate Derivatives will continue to remain in other comprehensive income until interest payments on the Liquefaction Credit Facility impact earnings.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

At March 31, 2013, Sabine Pass Liquefaction had the following Interest Rate Derivatives outstanding that converted $20.0 million of the Liquefaction Credit Facility from a variable to a fixed interest rate. Sabine Pass Liquefaction pays a fixed interest rate on the swap and in exchange receives a variable interest rate based on the one-month LIBOR.

	Initial Notional Amount	Maximum Notional Amount	Effective Date	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
Interest Rate Derivatives - De-designated	$20.0 million	$2.9 billion	August 14, 2012	July 31, 2019	1.98%	One-month LIBOR

Interest Rate Derivatives were reflected in our Consolidated Balance Sheets at fair value with the effective portion of the Interest Rate Derivatives' gain or loss recorded in other comprehensive income. For de-designated hedges, changes in fair value prior to their de-designation date are recorded as other comprehensive income (loss) within the Consolidated Balance Sheets, and changes in fair value subsequent to their de-designation date are recorded as derivative gain (loss) within the Consolidated Statements of Operations. The following table (in thousands) shows the fair value of our interest rate swaps:

		Fair Value Measurements as of
	Balance Sheet Location	March 31, 2013	December 31, 2012
Interest Rate Derivatives - Designated	Non-current derivative liabilities	$—	$21,290
Interest Rate Derivatives - De-designated	Other current liabilities	1,077	—
Interest Rate Derivatives - De-designated	Non-current derivative liabilities	21,978	5,134

The following table (in thousands) shows our Interest Rate Derivatives market adjustments recorded during the three months ended March 31, 2013 and 2012:

	Gain (Loss) in Other Comprehensive Income		Gain (Loss) Reclassified from Accumulated OCI into Interest Expense (Effective Portion)		Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2013	2012	2013	2012	2013	2012
Interest Rate Derivatives - Designated	$21,297	$—	$—	$—	$—	$—
Interest Rate Derivatives - De-designated	—	—	—	—	—	—
Interest Rate Derivatives - Settlements	(30)	—	—	—	—	—

The following table (in thousands) shows the changes in the fair value of our De-designated Interest Rate Derivatives recorded in derivative loss on our Consolidated Statements of Operations during the three months ended March 31, 2013 and 2012:

	Three Month Ended March 31,
	2013	2012
Interest Rate Derivatives - De-designated loss	$17,983	$—

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Balance Sheet Presentation

The Company's commodity and interest rate derivatives are presented on a net basis on our Consolidated Balance Sheets as described above. The following table (in thousands) shows the fair value of our derivatives outstanding on a gross and net basis:

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Offsetting Derivative Assets (Liabilities)				Derivative Instrument	Cash Collateral Received (Paid)	Net Amount
As of March 31, 2013:
Fuel Derivatives	$420	$—	$420	$—	$—	$420
LNG Inventory Derivatives	(420)	(420)	—	—	—	—
Interest Rate Derivatives - de-designated	(23,055)	—	(23,055)	—	—	(23,055)
As of December 31, 2012:
Fuel Derivatives	(98)	(98)	—	—	—	—
LNG Inventory Derivatives	237	—	237	—	—	237
Interest Rate Derivatives - designated	(21,290)	—	(21,290)	—	—	(21,290)
Interest Rate Derivatives - de-designated	(5,134)	—	(5,134)	—	—	(5,134)

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
Other Financial Instruments (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2016 Notes, net of discount (1)	$1,648,286	$1,825,477	$1,647,113	$1,824,177
2020 Notes (1)	420,000	444,150	420,000	437,850
2021 Sabine Pass Liquefaction Notes (1)	1,500,000	1,552,500	—	—
Liquefaction Credit Facility (2)	100,000	100,000	100,000	100,000

(1)
The Level 2 estimated fair value was based on quotations obtained from broker-dealers who make markets in these and similar instruments based on the closing trading prices on March 31, 2013 and December 31, 2012, as applicable.

(2)	The Level 3 estimated fair value was determined to be the carrying amount due to our ability to call this debt at anytime without penalty.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 9—INCOME TAXES

We are not presently a taxpayer for federal or state income tax purposes and have not recorded a net liability for federal or state income taxes in any of the periods included in the accompanying financial statements. However, we are presently an international taxpayer and have recorded a net benefit of $80 thousand and a net expense of $6 thousand for international income taxes for the three months ended March 31, 2013 and 2012, respectively.

We experienced an ownership change within the provisions of Internal Revenue Code ("IRC") Section 382 in 2008, 2010 and 2012. An analysis of the annual limitation on the utilization of our net operating losses ("NOLs") was performed in accordance with IRC Section 382.  It was determined that IRC Section 382 will not limit the use of our NOLs in full over the carryover period. We will continue to monitor trading activity in our shares which may cause an additional ownership change which could ultimately affect our ability to fully utilize our existing tax NOL carryforwards.

NOTE 10—NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

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

The following table reconciles basic and diluted weighted average common shares outstanding for the three months ended March 31, 2013 and 2012 (in thousands except for loss per share):

	Three Months Ended
	March 31,
	2013	2012
Weighted average common shares outstanding:
Basic	215,634	131,107
Dilutive common stock options (1)	—	—
Dilutive Convertible Senior Unsecured Notes (2)	—	—
Dilutive 2008 Loans (3)	—	—
Diluted	215,634	131,107

Basic and diluted net loss per share attributable to common stockholders	$(0.54)	$(0.43)

(1)
Stock options, phantom stock and unvested stock of 18.6 million shares representing securities that could potentially dilute basic EPS in the future were not included in the diluted net loss per share computations for the three months ended March 31, 2013 because they would have been anti-dilutive. Stock options, phantom stock and unvested stock of 2.6 million shares representing securities that could potentially dilute basic EPS in the future were not included in the diluted net loss per share computations for the three months ended March 31, 2012 because they would have been anti-dilutive.

(2)
In July 2005, we consummated a private offering of $325.0 million aggregate principal amount of Convertible Senior Unsecured Notes due August 1, 2012. Common shares of 5.8 million issuable upon conversion of the Convertible Senior Unsecured Notes for the three months ended March 31, 2012 were not included in the diluted net loss per share computation because the computation of diluted net loss per share attributable to common stockholders utilizing the "if-converted" method would be anti-dilutive. The Convertible Senior Unsecured Notes were repaid in full in August 2012.

(3)
In August 2008, we entered into a credit agreement pursuant to which we obtained $250.0 million in convertible term loans (the "2008 Loans"). Common shares of 1.7 million issuable upon exchange of the 2008 Loans for the three months ended March 31, 2012 were not included in the diluted computation because the computation of diluted net loss per share attributable to common stockholders utilizing the "if-converted" method would be anti-dilutive. The 2008 Loans were repaid in full in June 2012.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 11—SHARE-BASED COMPENSATION

We have granted options to purchase common stock to employees, consultants and outside directors under the Cheniere Energy, Inc. Amended and Restated 1997 Stock Option Plan ("1997 Plan"), Amended and Restated 2003 Stock Incentive Plan, as amended ("2003 Plan"), and 2011 Incentive Plan, as amended (the "2011 Plan"). We recognize our share-based payments to employees in the consolidated financial statements based on their fair values at the date of grant. The calculated fair value is recognized as expense (net of any capitalization) over the requisite service period, net of estimated forfeitures, using the straight-line or accelerated recognition methods.

For the three months ended March 31, 2013 and 2012, the total share-based compensation expense recognized in our net loss (net of capitalization) was $63.7 million and $2.3 million, respectively.  The effect of a change in estimated forfeitures is recognized through a cumulative adjustment included in share-based compensation cost in the period of change in estimate. For the three months ended March 31, 2013 and 2012, the total share-based compensation cost capitalized as part of the cost of capital assets was $2.3 million and zero, respectively.

The total unrecognized compensation cost at March 31, 2013 relating to non-vested share-based compensation arrangements granted under the 1997 Plan, 2003 Plan and 2011 Plan was $409.7 million. That cost is expected to be recognized over 6.0 years, with a weighted average period of 3.0 years.

We received zero proceeds from the exercise of stock options in the three months ended March 31, 2013 and 2012.

Long-Term Commercial Bonus Awards for Train 3 and Train 4 under the 2011-2013 Bonus Plan

On December 12, 2012, pursuant to the 2011-2013 Bonus Plan, the Compensation Committee approved a Long-Term Bonus Pool for 2012 for all employees of the Company consisting of a total of 18 million shares of restricted stock which will be earned based on the Company's achievement of specific goals related to Train 3 and Train 4 of the Liquefaction Plan as well as the Company's stock price. The Long-Term Commercial Bonus Awards for Train 3 and Train 4 of the Liquefaction Project were granted to employees in February 2013 under the 2003 Plan and 2011 Plan.

A portion of each employee's Long-Term Commercial Bonus Award for Train 3 and Train 4 of the Liquefaction Project was granted as a milestone award ("Milestone Award"), with vesting of the Milestone Award conditional on certain milestones relating to financing and constructing Train 3 and Train 4 of the Liquefaction Project, and a portion was granted as a stock price award ("Stock Price Award"), with vesting of the Stock Price Award conditional on the achievement of minimum average Company stock price hurdles. The Milestone Awards will vest based on the achievement of the following milestones:

•
30% upon the closing of financing, and issuance by Sabine Pass Liquefaction of notice to proceed with construction under the engineering, procurement and construction of Train 3 and Train 4 (the "EPC Contract (Train 3 and Train 4)"), for the construction of Train 3 and Train 4 of the Liquefaction Project;

•	20% upon payment of 60% of the total cost of the EPC Contract (Train 3 and Train 4);

•	20% upon substantial completion of construction of Train 4, as defined in the EPC Contract (Train 3 and Train 4), of the Liquefaction Project; and

•	30% on the first anniversary of substantial completion of construction of Train 4 of the Liquefaction Project.
The Stock Price Awards will vest based on the achievement of the following minimum average Company stock price hurdles:

•	50% if the average closing stock price of the Company (as reported on the NYSE MKT LLC) is $25; and

•	50% if the average closing stock price of the Company is $35.
The determination of the attainment of the average closing stock price will be based on any 120-day average stock price of the Company, calculated based on calendar days and on a rolling basis. There will be no pro-rated vesting of the second half of the Stock Price Awards between the $25 and $35 stock price hurdles.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 12—BUSINESS SEGMENT INFORMATION

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

Our LNG terminal business segment consists of the operational Sabine Pass LNG terminal, approximately 56.4% owned (at March 31, 2013), located on the Sabine Pass deep water shipping channel less than four miles from the Gulf Coast, and two other LNG terminals that are in various stages of development at the following locations: Corpus Christi LNG, 100% owned, near Corpus Christi, Texas; and Creole Trail LNG, 100% owned, at the mouth of the Calcasieu Channel in central Cameron Parish, Louisiana. The Sabine Pass LNG terminal includes existing infrastructure of five LNG storage tanks with capacity of approximately 16.9 Bcfe, two docks that can accommodate vessels of up to 265,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d, and pipeline facilities interconnecting the Sabine Pass LNG terminal with a number of large interstate pipelines. Cheniere Partners is currently developing the Liquefaction Project at the Sabine Pass LNG terminal adjacent to the existing regasification facilities. During the fourth quarter of 2012, we merged our natural gas pipeline business segment into our LNG terminal business segment because we were no longer developing or making resource allocation decisions on other pipeline projects not primarily related to our LNG terminals. We have adjusted the corresponding items of segment information for 2012 to reflect this change.

Our LNG and natural gas marketing business segment consists of Cheniere Marketing, LLC ("Cheniere Marketing") marketing LNG and natural gas on its own behalf and assisting Cheniere Investments in an effort to monetize the other half of the LNG receiving capacity at the Sabine Pass LNG terminal during construction of the Liquefaction Project on behalf of Cheniere Partners.

The following table summarizes revenues, net income (loss) from operations and total assets for each of our operating segments (in thousands):

	Segments
	LNG Terminal	LNG & Natural Gas Marketing	Corporate and Other (1)	Total Consolidation
As of or for the Three Months Ended March 31, 2013
Revenues (2)	$66,630	$(1,157)	$433	$65,906
Intersegment revenues (losses) (3) (4)	569	(592)	23	—
Depreciation, depletion and amortization	14,380	249	484	15,113
Non-cash compensation	6,288	11,063	48,661	66,012
Income (loss) from operations	(5,824)	(20,667)	(40,963)	(67,454)
Interest expense, net	(51,916)	—	11,654	(40,262)
Loss before income taxes and non-controlling interest	(74,882)	(20,656)	(29,171)	(124,709)
Goodwill	76,819	—	—	76,819
Total assets	6,377,204	59,703	144,912	6,581,819
Expenditures for additions to long-lived assets	556,575	—	607	557,182

As of or for the Three Months Ended March 31, 2012
Revenues (2)	$67,266	$2,658	$550	$70,474
Intersegment revenues (losses) (3) (4)	2,389	(1,431)	(958)	—
Depreciation, depletion and amortization	14,388	1,302	600	16,290
Non-cash compensation	206	981	1,102	2,289
Income (loss) from operations	14,531	(6,746)	(7,064)	721
Interest expense, net	(54,941)	—	(3,409)	(58,350)
Loss before income taxes and non-controlling interest	(41,479)	(6,548)	(10,820)	(58,847)
Goodwill	76,819	—	—	76,819
Total assets	2,431,752	82,179	420,591	2,934,522
Expenditures for additions to long-lived assets	1,045	700	236	1,981

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

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

(3)
Intersegment revenues related to our LNG terminal business segment are primarily from tug revenues from Cheniere Marketing and the receipt of 80% of gross margins earned by Cheniere Marketing in an effort to monetize the TUA capacity of Cheniere Energy Investments, LLC ("Cheniere Investments") at the Sabine Pass LNG terminal in the three months ended March 31, 2013 and 2012. These LNG terminal business segment intersegment revenues are eliminated with intersegment expenses in our Consolidated Statements of Operations.

(4)
Intersegment revenues (losses) related to our LNG and natural gas marketing business segment are primarily from Cheniere Marketing's tug costs and the payment of 80% of gross margins earned by Cheniere Marketing in an effort to monetize the TUA capacity of Cheniere Investments at the Sabine Pass LNG terminal in the three months ended March 31, 2013 and 2012. These LNG and natural gas marketing business segment intersegment costs are eliminated with intersegment revenues in our Consolidated Statements of Operations.

NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION AND DISCLOSURES OF NON-CASH TRANSACTIONS

The following table provides supplemental disclosure of cash flow information (in thousands):

	Three Month Ended March 31,
	2013	2012
Cash paid during the year for interest, net of amounts capitalized	$—	$25,700
LNG terminal costs funded with accounts payable and accrued liabilities	180,084	—

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
    OPERATION

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

•
statements relating to the construction of our natural gas liquefaction trains ("Trains"), including statements concerning the engagement of any engineering, procurement and construction ("EPC") contractor or other contractor and the anticipated terms and provisions of any agreement with any EPC or other contractor, and anticipated costs related thereto;

•
statements regarding any agreement to be entered into or performed substantially in the future, including any revenues anticipated to be received and the anticipated timing thereof, and statements regarding the amounts of total LNG regasification, liquefaction or storage capacities that are, or may become, subject to contracts;

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
These forward-looking statements are often identified by the use of terms and phrases such as "achieve," "anticipate," "believe,"contemplate", "develop," "estimate," "expect," "forecast," "plan," "potential," "project," "propose," "strategy" and similar terms and phrases, or by the use of future tense. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve assumptions, risks and uncertainties, and these expectations may prove to be incorrect. You should not place undue reliance on these forward-looking statements, which are made as of the date of this quarterly report and speak only as of the date of this quarterly report.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012, as amended by Amendment No. 1 on Form 10-K/A. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. Other than as required under the securities laws, we assume no obligation to update or revise these forward-looking statements or provide reasons why actual results may differ.

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

Overview of Business

We own and operate the Sabine Pass liquefied natural gas ("LNG") terminal in Louisiana through our 56.4% ownership interest in and management agreements with Cheniere Energy Partners, L.P. ("Cheniere Partners") (NYSE MKT: CQP), which is a publicly traded partnership that we created in 2007.  The Sabine Pass LNG terminal is located on the Sabine Pass deep water shipping channel less than four miles from the Gulf Coast. The Sabine Pass LNG terminal has regasification facilities owned by Cheniere Partners' wholly owned subsidiary, Sabine Pass LNG, L.P. ("Sabine Pass LNG"), that includes existing infrastructure of five LNG storage tanks with capacity of approximately 16.9 Bcfe, two docks that can accommodate vessels of up to 265,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d. Cheniere Partners is developing natural gas liquefaction facilities (the "Liquefaction Project") at the Sabine Pass LNG terminal adjacent to the existing regasification facilities through a wholly owned subsidiary, Sabine Pass Liquefaction, LLC ("Sabine Pass Liquefaction"). We plan to construct up to six Trains (each in sequence, "Train 1", "Train 2", "Train 3", "Train 4", "Train 5" and "Train 6"), which are in various stages of development. Nominal capacity for each Train is expected to be approximately 4.5 million metric tons per annum ("mmtpa") of LNG.

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

Overview of Significant Events

Our significant accomplishments since January 1, 2013 and through the filing date of this Form 10-Q include the following:

•
In February 2013, Sabine Pass Liquefaction issued an aggregate principal amount of $1.5 billion of 5.625% Senior Secured Notes due 2021 (the "2021 Sabine Pass Liquefaction Notes"). In April 2013, Sabine Pass Liquefaction issued an additional aggregate principal amount of $500.0 million of the 2021 Sabine Pass Liquefaction Notes for an aggregate principal amount of $2.0 billion. In April 2013, Sabine Pass Liquefaction also issued $1.0 billion of 5.625% Senior Secured Notes due 2023 (the "2023 Sabine Pass Liquefaction Notes"). Net proceeds from these offerings are intended to be used to pay capital costs incurred in connection with the construction of Train 1 and Train 2 of the Liquefaction Project in lieu of a portion of the commitments under the Liquefaction Credit Facility described below;

•
Cheniere Partners entered into a purchase agreement with institutional investors to sell 17.6 million common units for net proceeds, after deducting expenses, of $372.4 million, which includes the general partner's proportionate capital contribution of approximately $7.4 million. Cheniere Partners intends to use the proceeds from this offering for costs associated with the Liquefaction Project; and

•
Sabine Pass Liquefaction entered into an LNG sale and purchase agreement ("SPA") with Centrica plc that commences upon the date of first commercial delivery for Train 5 and includes an annual contract quantity of 91.25 million MMBtu of LNG and a fixed fee of $3.00 per MMBtu, equating to expected annual contracted cash flow from fixed fees of $274 million.

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

The following table presents (in thousands) Cheniere's restricted and unrestricted cash and cash equivalents for each portion of our capital structure as of March 31, 2013. All restricted and unrestricted cash and cash equivalents held by Cheniere Partners and Sabine Pass LNG are considered restricted as to usage or withdrawal by Cheniere:

	Sabine Pass LNG		Cheniere Partners		Other Cheniere	Consolidated Cheniere
Cash and cash equivalents	$—		$—		$178,041	$178,041
Restricted cash and cash equivalents	134,009	(1)	2,042,299	(2)	12,875	2,189,183
Total	$134,009		$2,042,299		$190,916	$2,367,224

(1)	All cash and cash equivalents presented above for Sabine Pass LNG are considered restricted to us, but $2.5 million is considered unrestricted for Sabine Pass LNG.

(2)
All cash and cash equivalents presented above for Cheniere Partners are considered restricted to us, but $456.9 million is considered unrestricted for Cheniere Partners, including the $2.5 million considered unrestricted for Sabine Pass LNG. Subsequent to March 31, 2013, Sabine Pass Liquefaction issued an additional $500.0 million of the 2021 Sabine Pass Liquefaction Notes and $1,000.0 million of the 2023 Sabine Pass Liquefaction Notes. The $1,466.0 million net proceeds are considered restricted to us and Cheniere Partners.

As of March 31, 2013, we had unrestricted cash and cash equivalents of $178.0 million available to Cheniere. In addition, we had consolidated restricted cash and cash equivalents of $2,189.2 million (which included cash and cash equivalents and other working capital available to Cheniere Partners, in which we own a 56.4% interest, and Sabine Pass LNG) designated for the following purposes: $2,042.3 million for the Liquefaction Project and for Cheniere Partners' working capital; $131.5 million for interest payments related to the Sabine Pass LNG Senior Secured Notes described below; $2.5 million for Sabine Pass LNG's working capital; and $12.9 million for other restricted purposes.

Cheniere Partners

Our ownership interest in the Sabine Pass LNG terminal is held through Cheniere Partners. We own approximately 56.4% of Cheniere Partners in the form of 12.0 million common units, 33.3 million Class B units, 135.4 million subordinated units and a 2% general partner interest. Cheniere Partners owns a 100% interest in Sabine Pass LNG, which is operating the Sabine Pass LNG terminal, and a 100% interest in Sabine Pass Liquefaction, which is constructing the Liquefaction Project.

We receive quarterly equity distributions from Cheniere Partners, and we receive management fees for managing Sabine Pass LNG, Sabine Pass Liquefaction and Cheniere Partners. For the three months ended March 31, 2013, we received $5.1 million in distributions on our common units, no cash distributions on our subordinated units or Class B units and $0.3 million in distributions on our general partner interest. During the three months ended March 31, 2013, we received fees of $2.8 million, $2.1 million and $8.5 million under our management agreements with Cheniere Partners, Sabine Pass LNG and Sabine Pass Liquefaction, respectively.

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

LNG Terminal Business
Sabine Pass LNG Terminal

Regasification Facilities

The Sabine Pass LNG terminal has operational regasification capacity of approximately 4.0 Bcf/d and aggregate LNG storage capacity of approximately 16.9 Bcfe. Approximately 2.0 Bcf/d of the regasification capacity at the Sabine Pass LNG terminal has been reserved under two long-term third-party terminal use agreements ("TUAs"), under which Sabine Pass LNG’s customers are required to pay fixed monthly fees, whether or not they use the LNG terminal. Capacity reservation fee TUA payments are made by Sabine Pass LNG's third-party TUA customers as follows:

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

The remaining approximately 2.0 Bcf/d of capacity has been reserved under a TUA by Sabine Pass Liquefaction. Sabine Pass Liquefaction is obligated to make monthly capacity payments to Sabine Pass LNG aggregating approximately $250 million per year, continuing until at least 20 years after Sabine Pass Liquefaction delivers its first commercial cargo at Sabine Pass Liquefaction's facilities under construction, which may occur as early as late 2015. Cheniere Energy Investments, LLC ("Cheniere Investments"), a wholly owned subsidiary of Cheniere Partners, Sabine Pass Liquefaction and Sabine Pass LNG entered into a terminal use rights assignment and agreement ("TURA") pursuant to which Cheniere Investments has the right to use Sabine Pass Liquefaction's reserved capacity under the TUA and has the obligation to make the monthly capacity payments required by the TUA to Sabine Pass LNG. In an effort to monetize Cheniere Investments’ reserved capacity under its TURA during construction of the Liquefaction Project, Cheniere Marketing, LLC ("Cheniere Marketing"), a wholly owned subsidiary of Cheniere, has entered into a variable capacity rights agreement ("VCRA") pursuant to which Cheniere Marketing is obligated to pay Cheniere Investments 80% of the expected gross margin of each cargo of LNG that Cheniere Marketing arranges for delivery to the Sabine Pass LNG terminal. The revenue earned by Sabine Pass LNG from the capacity payments made under the TUA and the revenue earned by Cheniere Investments under the TURA are eliminated upon consolidation of our financial statements. Cheniere Partners has guaranteed the obligations of Sabine Pass Liquefaction under its TUA and the obligations of Cheniere Investments under the TURA.

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

Liquefaction Facilities

The Liquefaction Project is being developed at the Sabine Pass LNG terminal adjacent to the existing regasification facilities. We plan to construct up to six Trains, which are in various stages of development. We have commenced construction of Train 1 and Train 2 and the related new facilities needed to treat, liquefy, store and export natural gas. Construction of Train 3 and Train 4 and the related facilities is expected to commence upon, among other things, obtaining financing commitments sufficient to fund construction of such Trains and making a positive final investment decision. We recently began the development of Train 5 and Train 6 and commenced the regulatory approval process in February 2013.

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
Sabine Pass Liquefaction has received authorization from the Federal Energy Regulatory Commission (the "FERC") to site, construct and operate Train 1, Train 2, Train 3 and Train 4. Sabine Pass Liquefaction has also received authorization from FERC to begin the pre-filing review process for the development of the additional two Trains. The Department of Energy (the "DOE") has granted Sabine Pass Liquefaction an order authorizing the export of up to the equivalent of 16 mmtpa of LNG to all nations with which trade is permitted.

As of March 31, 2013, the overall project completion for Train 1 and Train 2 was approximately 26% complete, which is significantly ahead of the contractual schedule. Based on our current construction schedule, we anticipate that Train 1 will produce LNG as early as the end of 2015, with Train 2, Train 3, Train 4 and Train 5 expected to commence operations on a staggered basis thereafter.
Customers

Sabine Pass Liquefaction has entered into six fixed price, 20-year SPAs that in the aggregate equate to approximately 19.75 mmtpa, which represents approximately 88% of the nominal production capacity of Trains 1 through 5. Under the SPAs, the customers will purchase LNG from us on an FOB basis for a price consisting of a fixed fee plus 115% of Henry Hub per MMBtu of LNG. In certain circumstances, the customers may elect to cancel or suspend deliveries of LNG cargoes, in which case the customers would still be required to pay the fixed fee with respect to cargoes that are not delivered. A portion of the fixed fee will be subject to annual adjustment for inflation. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA commences upon the start of operations of the specified Train. In aggregate, the fixed fee portion to be paid by these customers is approximately $2.9 billion annually, with fixed fees starting from the commencement of operations of Train 1, Train 2, Train 3, Train 4 and Train 5 equating to approximately $411 million, $564 million, $650 million, $649 million and $588 million, respectively.

To date, we have entered into the following third-party SPAs:

•
BG Gulf Coast LNG, LLC ("BG") SPA commences upon the date of first commercial delivery for Train 1 and includes an annual contract quantity of 182,500,000 MMBtu of LNG and a fixed fee of $2.25 per MMBtu and includes additional annual contract quantities of 36,500,000 MMBtu, 34,000,000 MMBtu, and 33,500,000 MMBtu upon the date of first commercial delivery for Train 2, Train 3 and Train 4, respectively, with a fixed fee of $3.00 per MMBtu. The total expected annual contracted cash flow from BG from the fixed fee component is $723 million. In addition, Sabine Pass Liquefaction has agreed to make LNG available to BG to the extent that Train 1 becomes commercially operable prior to the beginning of the first delivery window. The obligations of BG are guaranteed by BG Energy Holdings Limited, a company organized under the laws of England and Wales, with a credit rating of A/A2.

•
Gas Natural Aprovisionamientos SDG S.A. ("Gas Natural Fenosa"), an affiliate of Gas Natural SDG, S.A., SPA commences upon the date of first commercial delivery for Train 2 and includes an annual contract quantity of 182,500,000 MMBtu of LNG and a fixed fee of $2.49 per MMBtu, equating to expected annual contracted cash flow from the fixed fee component of $454 million. In addition, we have agreed to make LNG available to Gas Natural Fenosa to the extent that Train 2 becomes commercially operable prior to the beginning of the first delivery window. The obligations of Gas Natural Fenosa are guaranteed by Gas Natural SDG S.A., a company organized under the laws of Spain, with a credit rating of BBB/Baa2.

•
Korea Gas Corporation ("KOGAS") SPA commences upon the date of first commercial delivery for Train 3 and includes an annual contract quantity of 182,500,000 MMBtu of LNG and a fixed fee of $3.00 per MMBtu, equating to expected annual contracted cash flow from fixed fees of $548 million. KOGAS is organized under the laws of the Republic of Korea, with a credit rating of A/A1.

•
GAIL (India) Limited ("GAIL") SPA commences upon the date of first commercial delivery for Train 4 and includes an annual contract quantity of 182,500,000 MMBtu of LNG and a fixed fee of $3.00 per MMBtu, equating to expected annual contracted cash flow from fixed fees of $548 million. GAIL is organized under the laws of India, with a credit rating of NR/Baa2/BBB-.

•
Total, an affiliate of Total S.A., SPA commences upon the date of first commercial delivery for Train 5 and includes an annual contract quantity of 104,750,000 MMBtu of LNG and a fixed fee of $3.00 per MMBtu, equating to expected annual contracted cash flow from fixed fees of $314 million. The obligations of Total are guaranteed by Total S.A., a company organized under the laws of France, with a credit rating of AA/Aa1.

•
Centrica plc ("Centrica") SPA commences upon the date of first commercial delivery for Train 5 and includes an annual contract quantity of 91,250,000 MMBtu of LNG and a fixed fee of $3.00 per MMBtu, equating to expected annual contracted cash flow from fixed fees of $274 million. Centrica is registered in England and Wales, with a credit rating of A-/A3/A.

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

The total contract price of the EPC Contract (Train 1 and 2) is approximately $3.97 billion, reflecting amounts incurred under change orders through March 31, 2013. Total expected capital costs for Train 1 and Train 2 are estimated to be between $4.5 billion and $5.0 billion before financing costs, including estimated owner's costs and contingencies. The contract price of the EPC Contract (Train 3 and 4) is $3.77 billion, only subject to adjustment by change order (including if Sabine Pass Liquefaction issues the notice to proceed after June 1, 2013). The cost to construct Train 3 and Train 4 is currently estimated to be between $4.5 billion and $5.0 billion before financing costs, including estimated owner's costs and contingencies.

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

We currently expect that Sabine Pass Liquefaction's capital resources requirements with respect to Train 1 and Train 2 will be financed through borrowings, equity contributions from Cheniere Partners and cash flows under Sabine Pass Liquefaction's SPAs. We believe that with the net proceeds from the issuance of the 2021 Sabine Pass Liquefaction Notes and 2023 Sabine Pass Liquefaction Notes and the construction loans and unfunded commitments under the Liquefaction Credit Facility, Sabine Pass Liquefaction will have adequate financial resources available to complete Train 1 and Train 2 and to meet its currently anticipated capital, operating and debt service requirements through the maturity of its outstanding debt. We currently project that Sabine Pass Liquefaction will generate cash flow from operations by the end of 2015, when Train 1 is anticipated to commence commercial operations, and that such cash flow will be sufficient to meet Sabine Pass Liquefaction's ongoing capital and operating requirements and to pay the interest on our outstanding debt relating to Train 1 and Train 2.

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

Sabine Pass Liquefaction has entered into a transportation precedent agreement to secure firm pipeline transportation capacity with Creole Trail and two other pipelines for Train 1 and Train 2. In February 2013, Creole Trail received authorization from the FERC for certain modifications to allow the Creole Trail Pipeline to be able to transport natural gas to the Sabine Pass LNG terminal. We estimate the capital costs to modify the Creole Trail Pipeline will be approximately $90 million. The modifications are expected to be in service in time for the commissioning and testing of Train 1 and Train 2.

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

Capital Resources

Senior Secured Notes

We currently have four series of senior notes outstanding:
•$1,665.5 million of 7½% Senior Secured Notes due 2016 issued by Sabine Pass LNG (the "2016 Notes");
•$420.0 million of 6½% Senior Secured Notes due 2020 issued by Sabine Pass LNG (the "2020 Notes" and collectively with the 2016 Notes, the "Sabine Pass LNG Senior Notes");
•$2,000.0 million of the 2021 Sabine Pass Liquefaction Notes; and
•$1,000.0 million of the 2023 Sabine Pass Liquefaction Notes.

Interest on the 2016 Notes is payable semi-annually in arrears on May 30 and November 30 of each year, interest on the 2020 Notes is payable semi-annually in arrears on May 1 and November 1 of each year, interest on the 2021 Sabine Pass Liquefaction Notes is payable semi-annually in arrears on February 1 and August 1 of each year and interest on the 2023 Sabine Pass Liquefaction Notes is payable semi-annually in arrears on April 15 and October 15 of each year. Subject to permitted liens, the Sabine Pass LNG Senior Notes are secured on a first-priority basis by a security interest in all of Sabine Pass LNG's equity interests and substantially all of Sabine Pass LNG's operating assets, and the 2021 and 2023 Sabine Pass Liquefaction Notes are secured on a first-priority basis by a security interest in all of Sabine Pass Liquefaction's equity interests and substantially all of Sabine Pass Liquefaction's assets.

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

Sabine Pass LNG may redeem some or all of the 2020 Notes at any time on or after November 1, 2016 at fixed redemption prices specified in the indenture governing the 2020 Notes, plus accrued and unpaid interest, if any, to the date of redemption. Sabine Pass LNG may also redeem some or all of the 2020 Notes at any time prior to November 1, 2016 at a "make-whole" price set forth in the indenture, plus accrued and unpaid interest, if any, to the date of redemption. At any time before November 1, 2015, Sabine Pass LNG may redeem up to 35% of the aggregate principal amount of the 2020 Notes at a redemption price of 106.5% of the principal amount of the 2020 Notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date, in an amount not to exceed the net proceeds of one or more completed equity offerings as long as Sabine Pass LNG redeems the 2020 Notes within 180 days of the closing date for such equity offering and at least 65% of the aggregate principal amount of the 2020 Notes originally issued remains outstanding after the redemption.

Sabine Pass Liquefaction may redeem some or all of the 2021 Sabine Pass Liquefaction Notes at any time prior to November 1, 2020 at a redemption price equal to the "make-whole" price set forth in the indenture governing the 2021 Sabine Pass Liquefaction Notes, plus accrued and unpaid interest, if any, to the date of redemption. Sabine Pass Liquefaction may also at any time on or after November 1, 2020, redeem the 2021 Sabine Pass Liquefaction Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2021 Sabine Pass Liquefaction Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption. Sabine Pass Liquefaction may redeem some or all of the 2023 Sabine Pass Liquefaction Notes at any time prior to January 15, 2023 at a redemption price equal to the "make-whole" price set forth in the indenture governing the 2023 Sabine Pass Liquefaction Notes, plus accrued and unpaid interest, if any, to the date of redemption. Sabine Pass Liquefaction may also at any time on or after January 15, 2023, redeem the 2023 Sabine Pass Liquefaction Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2023 Sabine Pass Liquefaction Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

Under the indentures governing the Sabine Pass LNG Senior Notes, except for permitted tax distributions, Sabine Pass LNG may not make distributions until, among other requirements, deposits are made into debt service reserve accounts and a fixed charge coverage ratio test of 2:1 is satisfied. Under the indentures governing the 2021 and 2023 Sabine Pass Liquefaction Notes, Sabine Pass Liquefaction may not make any distributions until, among other requirements, substantial completion of Train 1 and Train 2 has occurred, deposits are made into debt service reserve accounts and a debt service coverage ratio of 1.25:1.00 is satisfied.

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

Sabine Pass Liquefaction may make borrowings based on LIBOR plus the applicable margin (3.50% prior to the Liquefaction Project completion date or 3.75% thereafter) or the base rate plus the applicable margin (2.50% prior to the Liquefaction Project completion date or 2.75% thereafter). Sabine Pass Liquefaction is also required to pay commitment fees on the undrawn amount. Sabine Pass Liquefaction is party to interest rate protection agreements with respect to no less than 75% (calculated on a weighted average basis) of the projected outstanding balance for a term of no less than seven years on terms reasonably satisfactory to us and the required secured parties. Upon our incurrence of any replacement debt prior to June 30, 2013, including the sale of the 2021 Sabine Pass Liquefaction Notes, Tranche 4 of the Liquefaction Credit Facility commitments, in an amount equal to the proceeds from such replacement debt less certain fees and expenses, will be suspended and extended until December 31, 2013 unless expansion debt shall have been approved prior to such date. Subject to approval by Sabine Pass Liquefaction's lenders, Sabine Pass Liquefaction currently intends to use such suspended commitments to finance the construction of Train 3 and Train 4.

In February 2013, Sabine Pass Liquefaction issued the 2021 Sabine Pass Liquefaction Notes to refinance a portion of the Liquefaction Credit Facility, and a portion of available commitments pursuant to the Liquefaction Credit Facility was suspended. In April 2013, Sabine Pass Liquefaction issued an additional $1.5 billion of notes which further reduced the available commitments. As of April 23, 2013, there were $938.5 million of additional available commitments pursuant to the Liquefaction Credit Facility.

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

In December 2011, Corpus Christi Liquefaction received approval from the FERC to begin the National Environmental Policy Act ("NEPA") pre-filing process required to seek authorization to commence construction of the Corpus Liquefaction Project. In August 2012, Corpus Christi Liquefaction filed an application with the FERC for authorization to site, construct and operate the Corpus Liquefaction Project. Simultaneously, Cheniere Marketing filed an application with the DOE to export up to 15 mmtpa of domestically produced LNG to free trade agreement ("FTA") and non-FTA countries from the proposed Corpus Liquefaction Project. In October 2012, the DOE granted Cheniere Marketing authority to export 15 mmtpa of domestically produced LNG to FTA countries from the proposed Corpus Liquefaction Project.

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

We will contemplate making a final investment decision to commence construction of the Corpus Christi Pipeline based upon, among other things, a final investment decision of the Corpus Liquefaction Project, receiving regulatory authorization from the FERC to construct and operate the pipeline and obtaining adequate financing.

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

In an effort to monetize Cheniere Investments’ reserved capacity under its TURA during construction of the Liquefaction Project, Cheniere Marketing has entered into the VCRA pursuant to which Cheniere Marketing is obligated to pay Cheniere Investments 80% of the expected gross margin of each cargo of LNG that Cheniere Marketing arranges for delivery to the Sabine Pass LNG terminal. During the term of the VCRA, Cheniere Marketing is responsible for the payment of taxes and new regulatory costs under the Sabine Pass Liquefaction TUA. Cheniere has guaranteed all of Cheniere Marketing's payment obligations under the VCRA.

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

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the three months ended March 31, 2013 and 2012. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Three Month Ended March 31,
	2013	2012
Sources of cash and cash equivalents
Proceeds from debt issuances	$1,500,000	$—
Sale of common units by Cheniere Partners	365,000	2,843
Sale of common stock, net	—	351,907
Use of restricted cash and cash equivalents	—	6,033
Total sources of cash and cash equivalents	1,865,000	360,783

Uses of cash and cash equivalents
Investment in restricted cash and cash equivalents	(1,354,696)	—
LNG terminal and pipeline costs, net	(464,187)	(270)
Repurchases and prepayments of debt	—	(298,000)
Debt issuance and deferred financing costs	(34,986)	—
Operating cash flow	(13,219)	(68,696)
Distributions to non-controlling interest	(11,698)	(8,092)
Investment in Cheniere Partners	(7,449)	—
Purchase of treasury shares	(460)	(1,798)
Other	(1,975)	(3,260)
Total uses of cash and cash equivalents	(1,888,670)	(380,116)

Net decrease in cash and cash equivalents	(23,670)	(19,333)
Cash and cash equivalents—beginning of period	201,711	459,160
Cash and cash equivalents—end of period	$178,041	$439,827

Proceeds from Debt Issuances and Debt Issuance Costs

In February 2013, Sabine Pass Liquefaction issued the 2021 Sabine Pass Liquefaction Notes. Net proceeds from the offering are intended to be used to pay capital costs incurred in connection with the construction of Train 1 and Train 2 of the Liquefaction Project in lieu of a portion of the commitments under the Liquefaction Credit Facility. Debt issuance and deferred financing costs in the three months ended March 31, 2013 resulted from amounts paid by Sabine Pass Liquefaction related to the 2021 Sabine Pass Liquefaction Notes.

Sale of Common Units by Cheniere Partners

In February 2013, Cheniere Partners entered into a purchase agreement with institutional investors to sell 17.6 million common units for net proceeds, after deducting expenses, of $365.0 million. Cheniere Partners intends to use the proceeds from this offering for costs associated with the Liquefaction Project and general business purposes.

Sale of Common Stock, net
In March 2012, we sold 24.2 million shares of Cheniere common stock in an underwritten public offering for net cash proceeds of approximately $351.9 million. We used a portion of the net proceeds from this offering to repay $250.0 million in convertible term loans.

Use of (Investment in) Restricted Cash and Cash Equivalents

In the three months ended March 31, 2013, we invested $1,354.7 million in restricted cash and cash equivalents. This investment in restricted cash and cash equivalents is a result of the $1,818.3 million investment in restricted cash and cash equivalents related to the net proceeds from 2021 Sabine Pass Liquefaction Notes and the sale of common units by Cheniere Partners as described above. This investment in restricted cash and cash equivalents was partially offset by the use of $463.6 million of restricted cash and cash equivalents related to the construction of Train 1 and Train 2.

LNG Terminal and Pipeline Construction-in-Process, net

Capital expenditures of $464.2 million in the three months ended March 31, 2013 primarily related to the construction of Train 1 and Train 2. We began capitalizing costs associated with construction of Train 1 and Train 2 as construction-in-process during the second quarter of 2012.

Repurchases and Prepayments of Debt

In January 2012, we used a portion of the net proceeds from the public offering of Cheniere common stock in December 2011 to repay in full a $298.0 million term loan.

Operating Cash Flow

Net cash used in operations was $13.2 million and $68.7 million in three months ended March 31, 2013 and 2012, respectively. Net cash used in operations related primarily to the general administrative overhead costs, pipeline operations costs and LNG and natural gas marketing overhead costs. The decrease in cash used in operations in the three months ended March 31, 2012 as compared to the three months ended March 31, 2013 primarily resulted from increased liquefaction project costs funded with accounts payable and accrued liabilities in the three months ended March 31, 2013, and the purchase of a royalty from Crest Energy in March 2012.

Distributions to Non-controlling Interest Holders

During the three months ended March 31, 2013 and 2012, Cheniere Partners distributed $11.7 million and $8.1 million, respectively, to its non-affiliated common unitholders.

Investment in Cheniere Partners

In the three months ended March 31, 2013, we invested $7.4 million in Cheniere Partners related to the purchase of general partner units.

Issuances of Common Stock

During the three months ended March 31, 2013 and 2012, we issued 18.0 million and 0.1 million shares, respectively, of restricted stock to new and existing employees.

Results of Operations

Our consolidated net loss attributable to common stockholders was $117.1 million, or $0.54 per share (basic and diluted), in the three months ended March 31, 2013 compared to a net loss attributable to common stockholders of $56.4 million, or $0.43 per share (basic and diluted), in the three months ended March 31, 2012. Results include significant items of $34.6 million related to LNG terminal and pipeline development expenses primarily for the Liquefaction Project that Cheniere Partners is developing and for the Corpus Liquefaction Project we are developing, and derivative losses primarily due to the change in fair value of Sabine Pass Liquefaction's interest rate derivatives that were entered into in August 2012 for the Liquefaction Credit Facility. Excluding these significant items, the adjusted net loss for the quarter ended March 31, 2013 was $90.1 million. The $65.8 million increase in net loss was primarily a result of increased general and administrative expense and increased derivative loss that was partially offset by decreased interest expense. General and administrative expense increased $65.8 million, from $20.0 million in the three months ended March 31, 2012 to $85.8 million in the three months ended March 31, 2013. This increase in general and administrative expense is primarily a result of the February 2013 granting of the Long-Term Commercial Bonus Awards for Train 3 and Train 4 of the Liquefaction Project. Derivative loss increased $16.7 million, from $0.8 million in the three months ended March 31, 2012 to $17.5 million in the three months ended March 31, 2013. This increase in derivative loss primarily resulted from the change in fair value of Sabine Pass Liquefaction's interest rate derivatives as described above. Interest expense, net of amounts capitalized, decreased $18.1 million, from $58.4 million in the three months ended March 31, 2012 to $40.3 million in the three months ended March 31, 2013. This decrease in interest expense resulted from the reduction of our indebtedness outstanding in 2012 and the capitalization of interest on Sabine Pass Liquefaction's debt.

Off-Balance Sheet Arrangements

As of March 31, 2013, we had no "off-balance sheet arrangements" that may have a current or future material affect on our consolidated financial position or results of operations.

Summary of Critical Accounting Policies and Estimates

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives but involve an implementation and interpretation of existing rules, and the use of judgment, to apply the accounting rules to the specific set of circumstances existing in our business. In preparing our consolidated financial statements in conformity with generally accepted accounting principles in the United States ("GAAP"), we endeavor to comply with all applicable rules on or before their adoption, and we believe that the proper implementation and consistent application of the accounting rules are critical. However, not all situations are specifically addressed in the accounting literature. In these cases, we must use our best judgment to adopt a policy for accounting for these situations. We accomplish this by analogizing to similar situations and the accounting guidance governing them. There have been no significant changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, as amended by Amendment No. 1 on Form 10-K/A.

Recent Accounting Standards

In February 2013, the Financial Accounting Standards Board ("FASB") issued guidance that requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount is required under U.S. Generally Accepted Accounting Principles ("U.S. GAAP") to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts. This standard is effective prospectively for reporting periods beginning after December 15, 2012. We adopted this standard effective January 1, 2013. The adoption of this guidance did not have an impact on our consolidated financial position, results of operations or cash flows, as it only expanded disclosures.

In December 2011 and February 2013, the FASB issued guidance that requires entities to disclose both gross and net information about both derivatives and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The objective of the disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. Retrospective presentation for all comparative periods presented is required. We adopted this standard effective January 1, 2013. The adoption of this guidance did not have an impact on our consolidated financial position, results of operations or cash flows, as it only expanded disclosures.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our Consolidated Balance Sheets.

Marketing and Trading Commodity Price Risk

We have entered into certain instruments to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory ("LNG Inventory Derivatives") and to hedge the exposure to price risk attributable to future purchases of natural gas to be utilized as fuel to operate the Sabine Pass LNG terminal ("Fuel Derivatives"). We use one-day value at risk ("VaR") with a 95% confidence interval and other methodologies for market risk measurement and control purposes of our LNG Inventory Derivatives and Fuel Derivatives. The VaR is calculated using the Monte Carlo simulation method. The table below provides information about our LNG Inventory Derivatives and Fuel Derivatives that are sensitive to changes in natural gas prices and interest rates as of March 31, 2013.

Hedge Description	Hedge Instrument	Contract Volume (MMBtu)	Price Range ($/MMBtu)	Final Hedge Maturity Date	Fair Value (in thousands)	VaR (in thousands)
LNG Inventory Derivatives	Fixed price natural gas swaps	797,500	$3.372 - $3.895	June 2013	$(420)	$9
Fuel Derivatives	Fixed price natural gas swaps	1,095,000	$4.024 - $4.421	April 2014	420	5

We have entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the Liquefaction Credit Facility ("Interest Rate Derivatives"). In order to test the sensitivity of the fair value of the Interest Rate Derivatives to changes in interest rates, management modeled a 10% change in the forward 1-month LIBOR curve across the full 7-year term of the Interest Rate Derivatives. This 10% change in interest rates resulted in a change in the fair value of the Interest Rate Derivatives of $19.5 million. The table below provides information about our Interest Rate Derivatives that are sensitive to changes in the forward 1-month LIBOR curve as of March 31, 2013.

Hedge Description	Hedge Instrument	Initial Notional Amount (in thousands)	Fixed Interest Rate Range (%)	Final Hedge Maturity Date	Fair Value (in thousands)	10% Change in LIBOR (in thousands)
Interest Rate Derivatives	Interest rate swaps	$20,000	1.977 - 1.981	July 2019	$(23,055)	$19,506

ITEM 4.    CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of March 31, 2013, there were no pending legal matters that could reasonably be expected to have a material adverse impact on our consolidated results of operations, financial position or cash flows.

ITEM 5.    OTHER INFORMATION

Compliance Disclosure
Pursuant to Section 13(r) of the Exchange Act, if during the first quarter of 2013, we or any of our affiliates have engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Quarterly Report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 ("ITRA"). During the first quarter of 2013, we did not engage in any transactions with Iran or with persons or entities related to Iran.

Blackstone CQP HoldCo LP ("Blackstone") is a holder of approximately 30% of the outstanding equity interests of Cheniere Partners and has two representatives on Cheniere Partners' Board of Directors and the right to appoint a third representative. Accordingly, Blackstone may be deemed an "affiliate" of Cheniere Partners, as that term is defined in Exchange Act Rule 12b-2. We have received notice from Blackstone that it may include in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 disclosures pursuant to ITRA regarding several of its portfolio companies that may be deemed to be affiliates of Blackstone, although specific information was not available at the time this quarterly report was filed. Because of the broad definition of "affiliate" in Exchange Act Rule 12b-2, these portfolio companies of Blackstone, through Blackstone's ownership of Cheniere Partners, may also be deemed to be affiliates of ours.

We received notice from Blackstone that, in the fourth quarter of 2012, a U.K. subsidiary of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. provided certain limited disaster recovery services and hosted co-location of some hardware at their premises in London for Bank Saderat PLC, which is identified on the U.S. Treasury Department's List of Specially Designated Nationals and Blocked Persons pursuant to Executive Order No. 13224; the gross revenue and net profits attributable to these activities in 2012 was reported to be £16,300 and approximately £5,700, respectively; and the contract was reported to be terminated in the first quarter of 2013. We have not independently verified the disclosures described in this paragraph.

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1
Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated April 3, 2013, between Sabine Pass Liquefaction, LLC (Seller) and Gas Natural Aprovisionamientos SDG S.A. (Buyer). (Incorporated by reference to Exhibit 10.1 to Cheniere Partners' Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on May 3, 2013)

10.2
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-0019 Delete Tank 6 Scope of Work, dated February 28, 2013 and (ii) the Change Order CO-0020 Modification to Builder's Risk Insurance Sum Insured Value, dated March 14, 2013. (Portions of this exhibit have been omitted and filed seperately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.2 to Cheniere Partners' Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on May 3, 2013)

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

CHENIERE ENERGY, INC.

By:	/s/ JERRY D. SMITH
Jerry D. Smith Vice President and Chief Accounting Officer (on behalf of the registrant and as principal accounting officer)
Date:	May 3, 2013