Form 10-Q/A
period 2013-03-31
CHENIERE ENERGY INC
filed 2013-05-10
CIK 3570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2013 filed with the Securities and Exchange Commission on May 3, 2013 (the "Original Filing") is filed to disclose recently provided information pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012. Other than this additional compliance disclosure in Item 5. Other Information, no part of the Original Filing is amended hereby, and this amendment does not reflect events that have occurred after the Original Filing date.

Part II

ITEM 5.     OTHER INFORMATION

Compliance Disclosure

Pursuant to Section 13(r) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), if during the first quarter of 2013, we or any of our affiliates have engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Quarterly Report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 ("ITRA"). During the first quarter of 2013, we did not engage in any transactions with Iran or with persons or entities related to Iran.
Blackstone CQP HoldCo LP, an affiliate of The Blackstone Group L.P. ("Blackstone"), is a holder of approximately 30% of the outstanding equity interests of Cheniere Energy Partners, L.P. ("Cheniere Partners"), our majority owned subsidiary, and has two representatives on Cheniere Partners' Board of Directors and the right to appoint a third representative. Accordingly, Blackstone may be deemed an "affiliate" of Cheniere Partners, as that term is defined in Exchange Act Rule 12b-2. Blackstone has included in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 disclosures pursuant to ITRA regarding three of its portfolio companies that may be deemed to be affiliates of Blackstone. Because of the broad definition of "affiliate" in Exchange Act Rule 12b-2, these portfolio companies of Blackstone, through Blackstone's ownership of Cheniere Partners, may also be deemed to be affiliates of ours. We have not independently verified the disclosures described in the following paragraphs.
Blackstone has reported that Travelport Limited ("Travelport"), as part of its global business in the travel industry, provides certain passenger travel-related GDS and airline IT services to Iran Air and airline IT services to Iran Air Tours. No information was provided to us with respect to the gross revenues and net profits attributable to such activities, but Blackstone has reported that Travelport intends to continue these business activities as such activities are either exempt from applicable sanctions prohibitions or specifically licensed by the U.S. Office of Foreign Assets Control.
Blackstone has also reported that a U.K. subsidiary of SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. provided certain limited disaster recovery services and hosted co-location of some hardware at their premises in London for Bank Saderat PLC, which is identified on the U.S. Treasury Department's List of Specially Designated Nationals and Blocked Persons pursuant to Executive Order No. 13224 ("SDN"). The gross revenue and net profits attributable to these activities in 2012 was reported to be £16,300 and approximately £5,700, respectively. The gross revenue and net profits attributable to these activities during the reporting period were less than £5,000 each. The contract was reported to be terminated in the first quarter of 2013.
Finally, Blackstone has reported that Hilton Worldwide, Inc. affiliates and branded hotels have engaged in the following activities: the Iranian Ministry of Youth and Sports purchased rooms at a hotel in Turkey, for which Hilton received revenues during the reporting period of approximately $4,360 and net profit of approximately $1,700; in 2012, the Embassy of Iran purchased hotel rooms and organized a concert event in a ballroom, for which Hilton received revenues of approximately $11,070 and net profit of approximately $4,300; certain employees of Hilton-branded hotels in the United Arab Emirates received routine wage payments in 2012 and during the reporting period into an account at Bank Melli, a bank on the SDN list, for which transactions no revenues or net profits were associated; and a hotel in Malaysia provided rooms to crew members of Mahan Air, an entity on the SDN list, for which Hilton received revenues of approximately $1,550 during the reporting period and $3,820 in 2012, with net profits approximating the amount of revenues. Hilton contends that the first two activities were exempt from the Iranian Transactions and Sanctions Regulations pursuant to the International Emergency Economic Powers Act, that the third activity has ceased and that the contract relating to the fourth activity has been terminated.

ITEM 6.     EXHIBITS

Exhibits

An index to exhibits has been filed as part of this Amendment No. 1 beginning on page 4 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY, INC.

Date: May 10, 2013	By:	/s/ JERRY D. SMITH
	Name:	Jerry D. Smith
	Title:	Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.1*
Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated April 3, 2013, between Sabine Pass Liquefaction, LLC (Seller) and Gas Natural Aprovisionamientos SDG S.A. (Buyer). (Incorporated by reference to Exhibit 10.1 to Cheniere Partners' Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on May 3, 2013)

10.2*
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

31.1**	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2**	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1***	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference
**	Filed herewith
***	Furnished herewith
+	Filed with Original Filing

4