Form 10-Q
period 2013-06-30
CHENIERE ENERGY INC
filed 2013-08-02
CIK 3570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2013
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
239,002,438 shares of the registrant’s Common Stock, $0.003 par value, were issued and outstanding as of July 17, 2013.

CHENIERE ENERGY, INC.
TABLE OF CONTENTS

i

PART I.        FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2013	2012
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$396,921	$201,711
Restricted cash and cash equivalents	899,468	520,263
Accounts and interest receivable	26,935	3,486
LNG inventory	11,730	7,045
Prepaid expenses and other	18,847	16,058
Total current assets	1,353,901	748,563

Non-current restricted cash and cash equivalents	1,778,248	272,924
Property, plant and equipment, net	4,893,605	3,282,305
Debt issuance costs, net	351,830	220,949
Non-current derivative assets	81,762	—
Goodwill	76,819	76,819
Intangible LNG assets	4,366	4,356
Other	41,699	33,169
Total assets	$8,582,230	$4,639,085

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$20,790	$74,360
Accrued liabilities	491,424	58,737
Deferred revenue	26,585	26,540
Other	9,496	126
Total current liabilities	548,295	159,763

Long-term debt, net of discount	5,572,008	2,167,113
Non-current derivative liabilities	—	26,424
Long-term deferred revenue	19,500	21,500
Other non-current liabilities	3,677	2,680

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value, 5.0 million shares authorized, none issued	—	—
Common stock, $0.003 par value
Authorized: 480.0 million shares at June 30, 2013 and December 31, 2012, respectively
Issued and outstanding: 238.9 million shares and 223.4 million shares at June 30, 2013 and December 31, 2012, respectively	718	671
Treasury stock: 7.4 million shares and 4.7 million shares at June 30, 2013 and December 31, 2012, respectively, at cost	(117,709)	(39,115)
Additional paid-in-capital	2,352,741	2,168,781
Accumulated deficit	(1,864,853)	(1,592,985)
Accumulated other comprehensive loss	(135)	(27,351)
Total stockholders' equity	370,762	510,001
Non-controlling interest	2,067,988	1,751,604
Total equity	2,438,750	2,261,605
Total liabilities and equity	$8,582,230	$4,639,085

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues
LNG terminal revenues	$66,425	$66,071	$132,486	$133,331
Marketing and trading revenues	416	(4,007)	(149)	(1,349)
Other	336	264	746	819
Total revenues	67,177	62,328	133,083	132,801

Operating costs and expenses
LNG terminal operating expense	31,068	10,993	46,327	22,550
LNG terminal development expense	22,081	21,088	39,168	42,907
Depreciation, depletion and amortization	15,173	15,478	30,286	31,768
General and administrative expense	135,076	20,816	220,875	40,809
Other	57	74	159	166
Total operating costs and expenses	203,455	68,449	336,815	138,200
Loss from operations	(136,278)	(6,121)	(203,732)	(5,399)

Other income (expense)
Interest expense, net	(42,016)	(55,864)	(82,278)	(114,215)
Loss on early extinguishment of debt	(80,510)	(14,593)	(80,510)	(15,100)
Derivative gain (loss), net	95,509	261	78,041	(575)
Other income	413	458	889	583
Total other expense	(26,604)	(69,738)	(83,858)	(129,307)
Loss before income taxes and non-controlling interest	(162,882)	(75,859)	(287,590)	(134,706)
Income tax provision	(1,022)	(144)	(942)	(150)
Net loss	(163,904)	(76,003)	(288,532)	(134,856)
Non-controlling interest	9,140	2,963	16,664	5,401
Net loss attributable to common stockholders	$(154,764)	$(73,040)	$(271,868)	$(129,455)

Net loss per share attributable to common stockholders - basic and diluted	$(0.71)	$(0.43)	$(1.26)	$(0.86)
Weighted average number of common shares outstanding - basic and diluted	217,397	171,001	216,520	151,054

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net loss	$(163,904)	$(76,003)	(288,532)	$(134,856)
Other comprehensive income (loss)
Interest rate cash flow hedges
Loss on settlements retained in other comprehensive income	—	—	(30)	—
Change in fair value of interest rate cash flow hedges	—	—	21,297	—
Losses reclassified into earnings as a result of discontinuance of cash flow hedge accounting	5,973	—	5,973	—
Foreign currency translation	16	(33)	(24)	(16)
Total other comprehensive income (loss)	5,989	(33)	27,216	(16)
Comprehensive loss	(157,915)	(76,036)	(261,316)	(134,872)
Comprehensive loss attributable to non-controlling interest	7,788	2,963	14,632	5,401
Comprehensive loss attributable to common stockholders	$(150,127)	$(73,073)	$(246,684)	$(129,471)

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Total Stockholders' (Deficit) Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance—December 31, 2012	223,397	$671	4,727	$(39,115)	$2,168,781	$(1,592,985)	$(27,351)	$1,751,604	$2,261,605
Issuances of stock	—	—	—	—	—	—	—	—	—
Issuances of restricted stock	18,230	55	—	—	(55)	—	—	—	—
Forfeitures of restricted stock	(117)	—	68	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	184,007	—	—	—	184,007
Treasury stock acquired	(2,645)	(8)	2,645	(78,594)	8	—	—	—	(78,594)
Foreign currency translation	—	—	—	—	—	—	(24)	—	(24)
Interest rate cash flow hedges	—	—	—	—	—	—	25,207	2,032	27,239
Loss attributable to non-controlling interest	—	—	—	—	—	—	—	(16,664)	(16,664)
Sale of common units to non-controlling interest	—	—	—	—	—	—	2,033	361,888	363,921
Distribution to non-controlling interest	—	—	—	—	—	—	—	(30,872)	(30,872)
Net loss	—	—	—	—	—	(271,868)	—	—	(271,868)
Balance—June 30, 2013	238,865	$718	7,440	$(117,709)	$2,352,741	$(1,864,853)	$(135)	$2,067,988	$2,438,750

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities
Net loss attributable to common stockholders	$(271,868)	$(129,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	30,286	31,768
Loss on early extinguishment of debt	80,510	15,097
Amortization of debt issuance and discount costs	4,943	14,287
Non-cash compensation	176,123	4,248
Non-cash derivative (gain) loss, net	(77,935)	1,227
Net loss attributable to non-controlling interest	(16,664)	(5,401)
Use of restricted cash and cash equivalents	55,842	21,978
Crest royalty	—	(25,664)
Other	(2,021)	(2,861)
Changes in operating assets and liabilities:
Accounts and interest receivable	(23,250)	(1,681)
Accounts payable and accrued liabilities	25,173	(19,648)
LNG inventory, net	1,289	4,243
Deferred revenue	(1,955)	(3,480)
Prepaid expenses and other	(2,316)	405
Net cash used in operating activities	(21,843)	(94,937)

Cash flows from investing activities
Investment in Cheniere Partners	(11,122)	(170,253)
LNG terminal and pipeline costs, net	(1,271,365)	(38,985)
Use of restricted cash and cash equivalents	1,580,268	214,174
Other	(8,815)	(8,381)
Net cash provided by (used in) investing activities	288,966	(3,445)

Cash flows from financing activities
Proceeds from Sabine Pass Liquefaction Senior Notes, net	3,012,500	—
Proceeds from CTPL Credit Facility, net	391,978	—
Proceeds from sale of common units by Cheniere Partners	364,795	8,793
Proceeds from 2013 Liquefaction Credit Facilities	100,000	—
Proceeds from sale of common stock, net	—	819,686
Investment in restricted cash and cash equivalents	(3,520,638)	(455,033)
Repurchases and prepayments of debt	—	(571,884)
Debt issuance and deferred financing costs	(228,882)	(5,530)
Repayment of 2012 Liquefaction Credit Facility	(100,000)	—
Distributions to non-controlling interest	(30,872)	(16,330)
Purchase of treasury shares	(71,913)	(1,893)
Other	11,119	(702)
Net cash used in financing activities	(71,913)	(222,893)

Net increase (decrease) in cash and cash equivalents	195,210	(321,275)
Cash and cash equivalents—beginning of period	201,711	459,160
Cash and cash equivalents—end of period	$396,921	$137,885

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—ORGANIZATION AND NATURE OF OPERATIONS

Cheniere Energy, Inc., a Delaware corporation, is a Houston-based energy company primarily engaged in liquefied natural gas ("LNG") related businesses. We own and operate the Sabine Pass liquefied natural gas ("LNG") terminal in Louisiana through our 57.9% ownership interest in and management agreements with Cheniere Energy Partners, L.P. ("Cheniere Partners") (NYSE MKT: CQP), which is a publicly traded partnership that we created in 2007.  The Sabine Pass LNG terminal is located on the Sabine Pass deep water shipping channel less than four miles from the Gulf Coast. The Sabine Pass LNG terminal has regasification facilities owned by Cheniere Partners' wholly owned subsidiary, Sabine Pass LNG, L.P. ("Sabine Pass LNG") that includes existing infrastructure of five LNG storage tanks with capacity of approximately 16.9 Bcfe, two docks that can accommodate vessels of up to 265,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d.

Cheniere Partners is developing natural gas liquefaction facilities (the "Liquefaction Project") at the Sabine Pass LNG terminal adjacent to the existing regasification facilities through a wholly owned subsidiary, Sabine Pass Liquefaction, LLC ("Sabine Pass Liquefaction"). We plan to construct up to six Trains (each in sequence, "Train 1", "Train 2", "Train 3", "Train 4", "Train 5" and "Train 6"), which are in various stages of development. Each Train is expected to have nominal production capacity of approximately 4.5 million tonnes per annum ("mtpa").

In May 2013, we sold our ownership interests in Cheniere Creole Trail Pipeline, L.P. ("CTPL") and Cheniere Pipeline GP Interests, LLC (collectively, "the Creole Trail Pipeline Business") to Cheniere Partners for $480.0 million and were reimbursed $13.9 million for certain expenditures incurred prior to the closing date.  Concurrent with the Creole Trail Pipeline Business sale closing, we acquired 12.0 million Class B units from Cheniere Partners for aggregate consideration of $180.0 million pursuant to a unit purchase agreement between Cheniere Partners and Cheniere Class B Units Holdings, LLC, our wholly owned subsidiary.  As a result of the two transactions, we received net cash of $313.9 million.

Approximately one-half of the receiving capacity at the Sabine Pass LNG terminal is contracted to two multinational energy companies. The other half is held by Sabine Pass Liquefaction for use in connection with the Liquefaction Project. One of our wholly owned subsidiaries, Cheniere Marketing, LLC ("Cheniere Marketing"), markets LNG on its own behalf, and through a series of agreements, has the right to utilize the regasification capacity held by Sabine Pass Liquefaction during the construction phase of the Liquefaction Project. Cheniere Marketing also holds a 104 million MMBtu per year LNG sale and purchase agreement ("SPA") with Sabine Pass Liquefaction under which it has the right to purchase LNG from Sabine Pass Liquefaction for a tiered incentive-based fee.

We are also in various stages of developing other projects, including LNG facilities and associated pipelines, each of which, among other things, will require acceptable commercial and financing arrangements before we make a final investment decision.

Unless the context requires otherwise, references to the "Company", "Cheniere", "we", "us" and "our" refer to Cheniere Energy, Inc. and its subsidiaries, including our publicly traded subsidiary partnership, Cheniere Partners.

NOTE 2—BASIS OF PRESENTATION

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

Results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2013.

Certain reclassifications have been made to prior period information to conform to the current presentation.  The reclassifications had no effect on our overall consolidated financial position, results of operations or cash flows.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

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

NOTE 3—RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents consists of cash and cash equivalents that are contractually restricted as to usage or withdrawal, as follows:

Sabine Pass LNG Senior Notes Debt Service Reserve

Sabine Pass LNG, L.P. ("Sabine Pass LNG") has consummated private offerings of an aggregate principal amount of $1,665.5 million, before discount, of Senior Secured Notes due 2016 (the "2016 Notes") and $420.0 million of Senior Secured Notes due 2020 (the "2020 Notes") (See Note 8—"Long-Term Debt" ). Collectively, the 2016 Notes and the 2020 Notes are referred to as the "Sabine Pass LNG Senior Notes." Under the indentures governing the Sabine Pass LNG Senior Notes (the "Sabine Pass LNG Indentures"), except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied, including that there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass LNG Indentures.

As of June 30, 2013 and December 31, 2012, we classified $15.0 million and $17.4 million, respectively, as current restricted cash and cash equivalents for the payment of interest due within twelve months. As of June 30, 2013 and December 31, 2012, we classified the permanent debt service reserve fund of $76.1 million as non-current restricted cash and cash equivalents. These cash accounts are controlled by a collateral trustee, and, therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

Liquefaction Reserve

In July 2012, Sabine Pass Liquefaction closed on a $3.6 billion senior secured credit facility (the "2012 Liquefaction Credit Facility"). In February and April 2013, Sabine Pass Liquefaction entered into $2.0 billion, before premium, of Senior Secured Notes due in 2021 (the "2021 Sabine Pass Liquefaction Senior Notes") and $1.0 billion of Senior Secured Notes due in 2023 (the "2023 Sabine Pass Liquefaction Senior Notes" and collectively with the 2021 Sabine Pass Liquefaction Senior Notes, the "Sabine Pass Liquefaction Senior Notes"). In May 2013, Sabine Pass Liquefaction closed four credit facilities aggregating $5.9 billion (collectively the "2013 Liquefaction Credit Facilities"), that amended and restated the 2012 Liquefaction Credit Facility. See Note 8—"Long-Term Debt". Under the terms and conditions of the 2012 Liquefaction Credit Facility and the 2013 Liquefaction Credit Facilities, Sabine Pass Liquefaction is required to deposit all cash received into collateral accounts controlled by a collateral trustee. Therefore, all of Sabine Pass Liquefaction's cash and cash equivalents are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets. As of June 30, 2013 and December 31, 2012, we classified $498.7 million and $75.1 million, respectively, as current restricted cash and cash equivalents held by Sabine Pass Liquefaction, and $1,591.1 million and $196.3 million, respectively, as non-current restricted cash and cash equivalents held by Sabine Pass Liquefaction.

CTPL Reserve

As of June 30, 2013, we classified $19.4 million and $110.5 million as current and non-current restricted cash and cash equivalents, respectively, held by CTPL as such funds are to be used to pay for modifications to the Creole Trail Pipeline in order to enable bi-directional natural gas flow and interest during the construction.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Other Restricted Cash and Cash Equivalents

As of June 30, 2013 and December 31, 2012, $355.3 million and $419.3 million, respectively, of current restricted cash and cash equivalents were held by Sabine Pass LNG and Cheniere Partners that are considered restricted to Cheniere.  As of June 30, 2013 and December 31, 2012, $11.1 million and $8.5 million, respectively, had been classified as current restricted cash and cash equivalents on our Consolidated Balance Sheets due to various other contractual restrictions. As of both June 30, 2013 and December 31, 2012, $0.5 million had been classified as non-current restricted cash and cash equivalents due to various other contractual restrictions on our Consolidated Balance Sheets.

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of LNG terminal costs, investments in oil and gas properties, and fixed assets, as follows (in thousands):

	June 30,	December 31,
	2013	2012
LNG terminal costs
LNG terminal	$2,233,776	$2,233,595
LNG terminal construction-in-process	2,909,974	1,269,798
LNG site and related costs, net	5,394	5,398
Accumulated depreciation	(263,977)	(235,275)
Total LNG terminal costs, net	$4,885,167	$3,273,516

Oil and gas properties, successful efforts method
Proved	$3,933	$3,917
Accumulated depreciation, depletion and amortization	(3,279)	(3,209)
Total oil and gas properties, net	$654	$708

Fixed assets
Computer and office equipment	$7,563	$7,014
Furniture and fixtures	4,163	4,057
Computer software	13,012	13,012
Leasehold improvements	7,239	6,989
Other	3,362	2,927
Accumulated depreciation	(27,555)	(25,918)
Total fixed assets, net	$7,784	$8,081
Property, plant and equipment, net	$4,893,605	$3,282,305

LNG Terminal Costs

Depreciation expense related to the Sabine Pass LNG terminal totaled $14.3 million for each of the three months ended June 30, 2013 and 2012. Depreciation expense related to the Sabine Pass LNG terminal totaled $28.6 million and $28.5 million for the six months ended June 30, 2013 and 2012, respectively.

In June 2012, we satisfied the criteria for capitalizing costs associated with Trains 1 and 2 of the Liquefaction Project, and in May 2013, we satisfied the criteria for capitalizing costs associated with Trains 3 and 4 of the Liquefaction Project. For the three months ended June 30, 2013, we capitalized $59.4 million of interest expense related to the construction of the Liquefaction Project. For the six months ended June 30, 2013, we capitalized $94.7 million of interest expense related to the construction of the Liquefaction Project.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Fixed Assets

Depreciation expense related to our fixed assets totaled $0.8 million and $0.7 million for the three months ended June 30, 2013 and 2012, respectively. Depreciation expense related to our fixed assets totaled $1.6 million and $2.7 million for the six months ended June 30, 2013 and 2012, respectively.

NOTE 5—NON-CONTROLLING INTEREST

We have consolidated Cheniere Partners because we have a controlling interest in the partnership. Therefore, the partnerships’ financial statements are consolidated in our consolidated financial statements and we record the partnerships’ other partners' equity as a non-controlling interest. The following table sets forth the components of our non-controlling interest balance since inception attributable to third-party investors’ interests at June 30, 2013 (in thousands):

Net proceeds from Cheniere Partners’ issuance of common units (1)	$719,591
Net proceeds from CLNGH’s sale of Cheniere Partners common units (2)	203,946
Distributions to Cheniere Partners’ non-controlling interest	(188,222)
Net proceeds from Cheniere Partners' issuance of Class B units (3)	1,387,339
Non-controlling interest share of loss of Cheniere Partners	(54,666)
Non-controlling interest at June 30, 2013	$2,067,988

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

(2)
In conjunction with the Cheniere Partners IPO, Cheniere LNG Holdings, LLC ("CLNGH") sold a portion of the Cheniere Partners common units held by it to the public, realizing net proceeds of $203.9 million, which included $39.4 million of net proceeds realized once the underwriters exercised their option to purchase an additional 2.0 million common units from Holdings.

(3)
In May 2012, Cheniere Partners, Cheniere and Blackstone CQP Holdco LP ("Blackstone") entered into a unit purchase agreement (the "Blackstone Unit Purchase Agreement") whereby Cheniere Partners agreed to sell to Blackstone in a private placement 100.0 million Class B units of Cheniere Partners ("Class B units") at a price of $15.00 per Class B unit. Cheniere Partners had issued and sold all 100.0 million Class B units to Blackstone as of December 31, 2012. See Note 6—"Variable Interest Entity".

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 6—VARIABLE INTEREST ENTITY

Cheniere Energy Partners

Cheniere Partners is a master limited partnership formed by us to own and operate the Sabine Pass LNG terminal and related assets. As of June 30, 2013, we owned 57.9% of Cheniere Partners in the form of 12.0 million common units, 45.3 million Class B units, 135.4 million subordinated units and a 2% general partner interest. Cheniere Energy Partners GP, LLC ("Cheniere Partners GP"), our wholly owned subsidiary, is the general partner of Cheniere Partners. In May 2012, Cheniere Partners, Cheniere and Blackstone entered into the Blackstone Unit Purchase Agreement whereby Cheniere Partners agreed to sell to Blackstone in a private placement 100.0 million Class B units at a price of $15.00 per Class B unit. In August 2012, all conditions to funding were met and Blackstone purchased its initial 33.3 million Class B units, and as of December 31, 2012, Blackstone had purchased the remaining 66.7 million Class B units. At initial funding, the board of directors of Cheniere Partners GP was modified to include three directors appointed by Blackstone, four directors appointed by us and four independent directors mutually agreed by Blackstone and us and appointed by us. In addition, we have provided Blackstone with a right to maintain one board seat on our board of directors. A quorum consists of a majority of all directors, including at least two directors appointed by Blackstone, two directors appointed by us and two independent directors. Blackstone will no longer be entitled to appoint directors in the event that Blackstone's ownership in Cheniere Partners is less than: (i) 20% of outstanding common units, subordinated units and Class B units, and (ii) 50.0 million Class B units.

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

NOTE 7—ACCRUED LIABILITIES

As of June 30, 2013 and December 31, 2012, accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Accrued interest expense and related fees	$73,919	$16,327
Payroll	26,830	6,369
LNG liquefaction costs	375,143	27,919
LNG terminal costs	1,047	977
Other LNG terminal sites and facilities	2,383	—
Other accrued liabilities	12,102	7,145
Accrued liabilities	$491,424	$58,737

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 8—LONG-TERM DEBT

As of June 30, 2013 and December 31, 2012, our long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Long-term debt
2016 Notes	$1,665,500	$1,665,500
2020 Notes	420,000	420,000
2021 Sabine Pass Liquefaction Senior Notes	2,000,000	—
2023 Sabine Pass Liquefaction Senior Notes	1,000,000	—
2012 Liquefaction Credit Facility	—	100,000
2013 Liquefaction Credit Facilities	100,000	—
CTPL Credit Facility	400,000	—
Total long-term debt	5,585,500	2,185,500
Long-term debt premium (discount)
2016 Notes	(16,040)	(18,387)
2021 Sabine Pass Liquefaction Senior Notes	12,118	—
CTPL Credit Facility	(9,570)	—
Total long-term debt, net	$5,572,008	$2,167,113

Sabine Pass LNG Senior Notes

As of June 30, 2013 and December 31, 2012, Sabine Pass LNG had an aggregate principal amount of $1,665.5 million, before discount, of the 2016 Notes and $420.0 million of the 2020 Notes outstanding. Borrowings under the 2016 Notes and 2020 Notes bear interest at a fixed rate of 7.50% and 6.50%, respectively. The terms of the 2016 Notes and the 2020 Notes are substantially similar. Interest on the 2016 Notes is payable semi-annually in arrears on May 30 and November 30 of each year. Interest on the 2020 Notes is payable semi-annually in arrears on May 1 and November 1 of each year. Subject to permitted liens, the Sabine Pass LNG Senior Notes are secured on a first-priority basis by a security interest in all of Sabine Pass LNG's equity interests and substantially all of its operating assets.

Sabine Pass LNG may redeem some or all of its 2016 Notes at any time, and from time to time, at the redemption prices specified in the indenture governing the 2016 Notes, plus accrued and unpaid interest, if any, to the date of redemption. Sabine Pass LNG may redeem all or part of its 2020 Notes at any time on or after November 1, 2016, at fixed redemption prices specified in the indenture governing the 2020 Notes, plus accrued and unpaid interest, if any, to the date of redemption. Sabine Pass LNG may also, at its option, redeem all or part of the 2020 Notes at any time prior to November 1, 2016, at a "make-whole" price set forth in the indenture governing the 2020 Notes, plus accrued and unpaid interest, if any, to the date of redemption. At any time before November 1, 2015, Sabine Pass LNG may redeem up to 35% of the aggregate principal amount of the 2020 Notes at a redemption price of 106.5% of the principal amount of the 2020 Notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date, in an amount not to exceed the net proceeds of one or more completed equity offerings as long as Sabine Pass LNG redeems the 2020 Notes within 180 days of the closing date for such equity offering and at least 65% of the aggregate principal amount of the 2020 Notes originally issued remains outstanding after the redemption.

Under the Sabine Pass LNG Indentures, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass LNG Indentures. During the six months ended June 30, 2013 and 2012, Sabine Pass LNG made distributions of $149.1 million and $146.7 million, respectively, after satisfying all the applicable conditions in the Sabine Pass LNG Indentures.

In connection with the issuance of the 2020 Notes, Sabine Pass LNG also entered into a registration rights agreement (the "Sabine Pass LNG Registration Rights Agreement"). Under the Sabine Pass LNG Registration Rights Agreement, Sabine Pass

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

LNG has agreed to use commercially reasonable efforts to file with the Securities and Exchange Commission (the "SEC") and cause to become effective a registration statement relating to an offer to exchange the 2020 Notes for a like aggregate principal amount of SEC-registered notes with terms identical in all material respects to the 2020 Notes (other than with respect to restrictions on transfer or to any increase in annual interest rate) within 360 days after the 2020 Notes were issued in October 2012. Under specified circumstances, we may be required to file a shelf registration statement to cover resales of the 2020 Notes. If we fail to satisfy these obligations, we may be required to pay additional interest to holders of the 2020 Notes under certain circumstances.

Sabine Pass Liquefaction Senior Notes

In February 2013 and April 2013, Sabine Pass Liquefaction issued an aggregate principal amount of $2.0 billion, before premium, of the 2021 Sabine Pass Liquefaction Senior Notes. In April 2013, Sabine Pass Liquefaction also issued $1.0 billion of the 2023 Sabine Pass Liquefaction Senior Notes. Borrowings under the Sabine Pass Liquefaction Senior Notes bear interest at a fixed rate of 5.625%. Interest on the 2021 Sabine Pass Liquefaction Senior Notes is payable semi-annually in arrears on February 1 and August 1 of each year. Interest on the 2023 Sabine Pass Liquefaction Senior Notes is payable semi-annually in arrears on April 15 and October 15 of each year.

The terms of the 2021 Sabine Pass Liquefaction Senior Notes and the 2023 Sabine Pass Liquefaction Senior Notes are governed by a common indenture (the "Indenture"). The Indenture contains customary terms and events of default and certain covenants that, among other things, limit Sabine Pass Liquefaction's ability and the ability of Sabine Pass Liquefaction's restricted subsidiaries to incur additional indebtedness or issue preferred stock, make certain investments or pay dividends or distributions on capital stock or subordinated indebtedness or purchase, redeem or retire capital stock, sell or transfer assets, including capital stock of Sabine Pass Liquefaction's restricted subsidiaries, restrict dividends or other payments by restricted subsidiaries, incur liens, enter into transactions with affiliates, consolidate, merge, sell or lease all or substantially all of Sabine Pass Liquefaction's assets and enter into certain LNG sales contracts. Subject to permitted liens, the Sabine Pass Liquefaction Senior Notes are secured on a pari passu first-priority basis by a security interest in all of the membership interests in Sabine Pass Liquefaction and substantially all of Sabine Pass Liquefaction's assets. Sabine Pass Liquefaction may not make any distributions until, among other requirements, substantial completion of Trains 1 and 2 has occurred, deposits are made into debt service reserve accounts and a debt service coverage ratio for the prior 12-month period and a projected debt service coverage ratio for the upcoming 12-month period of 1.25:1.00 are satisfied.

At any time prior to November 1, 2020, with respect to the 2021 Sabine Pass Liquefaction Senior Notes, or January 15, 2023, with respect to the 2023 Sabine Pass Liquefaction Senior Notes, Sabine Pass Liquefaction may redeem all or a part of the Sabine Pass Liquefaction Senior Notes, at a redemption price equal to the "make-whole" price set forth in the Indenture, plus accrued and unpaid interest, if any, to the date of redemption. Sabine Pass Liquefaction also may at any time on or after November 1, 2020, with respect to the 2021 Sabine Pass Liquefaction Senior Notes, or January 15, 2023, with respect to the 2023 Sabine Pass Liquefaction Senior Notes, redeem the Sabine Pass Liquefaction Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Sabine Pass Liquefaction Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

In connection with the issuances of the Sabine Pass Liquefaction Senior Notes, Sabine Pass Liquefaction also entered into registration rights agreements (the "Liquefaction Registration Rights Agreements"). Under the Liquefaction Registration Rights Agreements, Sabine Pass Liquefaction has agreed to use commercially reasonable efforts to file with the SEC and cause to become effective registration statements relating to an offer to exchange the Sabine Pass Liquefaction Senior Notes for a like aggregate principal amount of SEC-registered notes with terms identical in all material respects to the 2021 Sabine Pass Liquefaction Senior Notes and 2023 Sabine Pass Liquefaction Senior Notes (other than with respect to restrictions on transfer or to any increase in annual interest rate) within 360 days after February 1, 2013 and April 16, 2013, respectively. Under specified circumstances, Sabine Pass Liquefaction may be required to file a shelf registration statement to cover resales of the Sabine Pass Liquefaction Senior Notes. If Sabine Pass Liquefaction fails to satisfy these obligations, Sabine Pass Liquefaction may be required to pay additional interest to holders of the Sabine Pass Liquefaction Senior Notes under certain circumstances.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

2013 Liquefaction Credit Facilities

In May 2013, Sabine Pass Liquefaction closed the 2013 Liquefaction Credit Facilities aggregating $5.9 billion. The 2013 Liquefaction Credit Facilities are being used to fund a portion of the costs of developing, constructing and placing into operation the first four LNG trains of the Liquefaction Project. The 2013 Liquefaction Credit Facilities will mature on the earlier of May 28, 2020 or the second anniversary of the completion date of the first four LNG Trains of the Liquefaction Project, as defined in the 2013 Liquefaction Credit Facilities. Borrowings under the 2013 Liquefaction Credit Facilities may be refinanced, in whole or in part, at any time without premium or penalty, except for interest rate hedging and interest rate breakage costs. Sabine Pass Liquefaction made a $100.0 million borrowing under the 2013 Liquefaction Credit Facilities in June 2013 after meeting the required conditions precedent.

Borrowings under the 2013 Liquefaction Credit Facilities bear interest at a variable rate per annum equal to, at Sabine Pass Liquefaction's election, the London Interbank Offered Rate ("LIBOR") or the base rate, plus the applicable margin. The applicable margins for LIBOR loans prior to, and after, the completion of Train 4 range from 2.3% to 3.0% and 2.3% to 3.25%, respectively, depending on the applicable 2013 Liquefaction Credit Facility. Interest on LIBOR loans is due and payable at the end of each LIBOR period. The 2013 Liquefaction Credit Facilities required Sabine Pass Liquefaction to pay certain up-front fees to the agents and lenders in the aggregate amount of approximately $144.0 million and provide for a commitment fee calculated at a rate per annum equal to 40% of the applicable margin for LIBOR loans, multiplied by the average daily amount of the undrawn commitment. Annual administrative fees must also be paid to the agent and the trustee. The principal of loans made under the 2013 Liquefaction Credit Facilities must be repaid in quarterly installments, commencing upon the earlier of the last day of the first calendar quarter ending at least three months following the completion of Train 4 of the Liquefaction Project and September 30, 2018. Scheduled repayments are based upon an 18-year amortization profile, with the remaining balance due upon the maturity of the 2013 Liquefaction Credit Facilities.
Under the terms and conditions of the 2013 Liquefaction Credit Facilities, all cash held by Sabine Pass Liquefaction is controlled by a collateral agent. These funds can only be released by the collateral agent upon satisfaction of certain terms and conditions related to the use of proceeds, and are classified as restricted on our Consolidated Balance Sheets.

The 2013 Liquefaction Credit Facilities contain conditions precedent for the second borrowing and any subsequent borrowings, as well as customary affirmative and negative covenants. The obligations of Sabine Pass Liquefaction under the 2013 Liquefaction Credit Facilities are secured by substantially all of the assets of Sabine Pass Liquefaction as well as all of the membership interests in Sabine Pass Liquefaction on a pari passu basis with the Sabine Pass Liquefaction Senior Notes.

Under the terms of the 2013 Liquefaction Credit Facilities, Sabine Pass Liquefaction is required to hedge not less than 75% of the variable interest rate exposure of its projected outstanding borrowings, calculated on a weighted average basis in comparison to its anticipated draw of principal. See Note 9— "Financial Instruments".

2012 Liquefaction Credit Facility

In July 2012, Sabine Pass Liquefaction entered into the $3.6 billion 2012 Liquefaction Credit Facility with a syndicate of lenders. The 2012 Liquefaction Credit Facility was to be used to fund a portion of the costs of developing, constructing and placing into operation Trains 1 and 2 of the Liquefaction Project. In May 2013, the 2012 Liquefaction Credit Facility was amended and restated with the 2013 Liquefaction Credit Facilities and $100.0 million of outstanding borrowings under the 2012 Liquefaction Credit Facility were repaid in full.

The 2012 Liquefaction Credit Facility had a maturity date of the earlier of July 31, 2019 or the second anniversary of the completion date of Trains 1 and 2 of the Liquefaction Project, as defined in the 2012 Liquefaction Credit Facility. Borrowings under the 2012 Liquefaction Credit Facility could have been refinanced, in whole or in part, at any time without premium or penalty, except for interest rate hedging and interest rate breakage costs. Sabine Pass Liquefaction made a $100.0 million borrowing under the 2012 Liquefaction Credit Facility in August 2012 after meeting the required conditions precedent.

Borrowings under the 2012 Liquefaction Credit Facility bore interest at a variable rate equal to, at Sabine Pass Liquefaction's election, LIBOR or the base rate, plus the applicable margin. The applicable margin for LIBOR loans was 3.50% during construction and 3.75% during operations. Interest on LIBOR loans was due and payable at the end of each LIBOR period. The 2012 Liquefaction

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Credit Facility required Sabine Pass Liquefaction to pay certain up-front fees to the agents and lenders in the aggregate amount of approximately $178 million and provided for a commitment fee calculated at a rate per annum equal to 40% of the applicable margin for LIBOR loans, multiplied by the average daily amount of the undrawn commitment. Annual administrative fees were also required to be paid to the agent and the trustee. The principal of loans made under the 2012 Liquefaction Credit Facility had to be repaid in quarterly installments, commencing with the last day of the first calendar quarter ending at least three months following the completion of Trains 1 and 2 of the Liquefaction Project. Scheduled repayments were based upon an 18-year amortization profile, with the remaining balance due upon the maturity of the 2012 Liquefaction Credit Facility.

Under the terms and conditions of the 2012 Liquefaction Credit Facility, all cash held by Sabine Pass Liquefaction was controlled by the collateral agent. These funds could only be released by the collateral agent upon satisfaction of certain terms and conditions related to the use of proceeds, and the cash balance of $100.0 million held in these accounts as of December 31, 2012 was classified as restricted on our Consolidated Balance Sheets.

The 2012 Liquefaction Credit Facility contained conditions precedent for the second borrowing and any subsequent borrowings, as well as customary affirmative and negative covenants. The obligations of Sabine Pass Liquefaction under the 2012 Liquefaction Credit Facility were secured by substantially all of the assets of Sabine Pass Liquefaction as well as all of the membership interests in Sabine Pass Liquefaction, and a security interest in Cheniere Partners' rights under its Unit Purchase Agreement with Blackstone CQP Holdco LP ('Blackstone") dated May 14, 2012 on a pari passu basis with the Sabine Pass Liquefaction Senior Notes.

Under the terms of the 2012 Liquefaction Credit Facility, Sabine Pass Liquefaction was required to hedge not less than 75% of the variable interest rate exposure of its projected outstanding borrowings, calculated on a weighted average basis in comparison to its anticipated draw of principal. See Note 9— "Financial Instruments"

In February 2013, Sabine Pass Liquefaction issued the 2021 Sabine Pass Liquefaction Senior Notes to refinance a portion of the 2012 Liquefaction Credit Facility, and a portion of available commitments pursuant to the 2012 Liquefaction Credit Facility were suspended. In April 2013, Sabine Pass Liquefaction issued an aggregate principal amount of $500.0 million of additional 2021 Sabine Pass Liquefaction Senior Notes and $1.0 billion of 2023 Sabine Pass Liquefaction Senior Notes, and as a result, approximately$1.4 billion of commitments under the 2012 Liquefaction Credit Facility were terminated. The termination of these commitments in April 2013 and the amendment and restatement of the 2012 Liquefaction Credit Facility with the 2013 Liquefaction Credit Facilities in May 2013 resulted in a write-off of debt issuance costs associated with the 2012 Liquefaction Credit Facility of $80.5 million in the three and six months ended June 30, 2013.

CTPL Credit Facility
In May 2013, CTPL entered into a $400.0 million term loan facility (the "CTPL Credit Facility"), which will be used to fund modifications to the Creole Trail Pipeline and for general business purposes. CTPL incurred $10.0 million of direct lender fees that were recorded as a debt discount. The CTPL Credit Facility matures in 2017 when the full amount of the outstanding principal obligations must be repaid. CTPL's loans may be repaid, in whole or in part, at any time without premium or penalty. As of June 30, 2013, CTPL had borrowed the full amount of $400.0 million under the CTPL Credit Facility.

Borrowings under the CTPL Credit Facility bear interest at a variable rate per annum equal to, at CTPL's election, LIBOR or the base rate, plus the applicable margin. The applicable margin for LIBOR loans is 3.25%. Interest on LIBOR loans is due and payable at the end of each LIBOR period.

Under the terms and conditions of the CTPL Credit Facility, all cash reserved to pay interest during construction is controlled by a collateral agent. These funds can only be released by the collateral agent upon satisfaction of certain terms and conditions, and are classified as restricted on our Consolidated Balance Sheets. CTPL is also required to pay annual fees to the administrative and collateral agents.

The CTPL Credit Facility contains customary affirmative and negative covenants. The obligations of CTPL under the CTPL Credit Facility are secured by a first priority lien in substantially all of the personal property of CTPL and all of the general partner and limited partner interests in CTPL.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Cheniere Partners has guaranteed (i) the obligations of CTPL under the CTPL Credit Facility if the maturity of the CTPL Loans is accelerated following the termination by Sabine Pass Liquefaction of a transportation precedent agreement in limited circumstances and (ii) the obligations of Cheniere Energy Investments, LLC ("Cheniere Investments"), Cheniere Partners' wholly owned subsidiary, in connection with its obligations under an equity contribution agreement (a) to pay operating expenses of CTPL until CTPL receives revenues under a service agreement with Sabine Pass Liquefaction and (b) to fund interest payments on the CTPL Loans after the funds in an interest reserve account have been exhausted.

NOTE 9—FINANCIAL INSTRUMENTS

Derivative Instruments

We have entered into certain instruments to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory ("LNG Inventory Derivatives"), to hedge the exposure to price risk attributable to future purchases of natural gas to be utilized as fuel to operate the Sabine Pass LNG terminal ("Fuel Derivatives"), and interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2013 Liquefaction Credit Facilities ("Interest Rate Derivatives").

The following table (in thousands) shows the fair value of our derivative assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, which are classified as other current assets, other current liabilities and other non-current liabilities in our Consolidated Balance Sheets.

	Fair Value Measurements as of
	June 30, 2013				December 31, 2012
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
LNG Inventory Derivatives asset	$—	$755	$—	$755	$—	$237	$—	$237
Fuel Derivatives (liability)	—	(240)	—	(240)	—	(98)	—	(98)
Interest Rate Derivatives asset (liability)	—	78,207	—	78,207	—	(26,424)	—	(26,424)

The estimated fair values of our LNG Inventory Derivatives and Fuel Derivatives are the amount at which the instruments could be exchanged currently between willing parties. We value these derivatives using observable commodity price curves and other relevant data. We value our Interest Rate Derivatives using valuations based on the initial trade prices. Using an income-based approach, subsequent valuations are based on observable inputs to the valuation model including interest rate curves, risk adjusted discount rates, credit spreads and other relevant data. Derivative assets and liabilities arising from our derivative contracts with the same counterparty are reported on a net basis, as all counterparty derivative contracts provide for net settlement.

Commodity Derivatives

We recognize all derivative instruments that qualify for derivative accounting treatment as either assets or liabilities and measure those instruments at fair value.  For those instruments accounted for as derivatives, including our LNG Inventory Derivatives and certain of our Fuel Derivatives, changes in fair value are reported in earnings.

The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments in instances where our Fuel Derivatives or our LNG Inventory Derivatives are in an asset position. Our commodity derivative transactions are executed through over-the-counter contracts which are subject to nominal credit risk as these transactions are settled on a daily margin basis with investment grade financial institutions. We are required by these financial institutions to use margin deposits as credit support for our commodity derivative activities.  Collateral of $5.3 million and $5.9 million deposited for such contracts, which has not been reflected in the derivative fair value tables, is included in the other current assets balance as of June 30, 2013, and December 31, 2012, respectively.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

The following table (in thousands) shows the fair value and location of our LNG Inventory Derivatives and Fuel Derivatives on our Consolidated Balance Sheets:

		Fair Value Measurements as of
	Balance Sheet Location	June 30, 2013	December 31, 2012
LNG Inventory Derivatives asset	Prepaid expenses and other	$755	$237
Fuel Derivatives (liability)	(Other current liabilities)	(240)	(98)

The following table (in thousands) shows the changes in the fair value and settlements of our LNG Inventory Derivatives recorded in marketing and trading revenues (losses) on our Consolidated Statements of Operations during the three and six months ended June 30, 2013 and 2012:

	Three Month Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
LNG Inventory Derivatives gain (loss)	$892	$(995)	$368	$864

The following table (in thousands) shows the changes in the fair value and settlements of our Fuel Derivatives recorded in derivative gain (loss), net on our Consolidated Statements of Operations during the three and six months ended June 30, 2013 and 2012:

	Three Month Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Fuel Derivatives gain (loss)	$(504)	$261	$11	$(575)

Interest Rate Derivatives

In August 2012 and June 2013, Sabine Pass Liquefaction entered into Interest Rate Derivatives to protect against volatility of future cash flows and hedge a portion of the variable interest payments on the 2012 Liquefaction Credit Facility and the 2013 Liquefaction Credit Facilities, respectively. The Interest Rate Derivatives hedge a portion of the expected outstanding borrowings over the term of the 2013 Liquefaction Credit Facilities.

Sabine Pass Liquefaction had elected to designate the Interest Rate Derivatives entered into in August 2012 as hedging instruments which was required in order to qualify for cash flow hedge accounting. As a result of this cash flow hedge designation, we recognized the Interest Rate Derivatives entered into in August 2012 as an asset or liability at fair value, and reflected changes in fair value through other comprehensive income in our Consolidated Statements of Comprehensive Loss. Any hedge ineffectiveness associated with the Interest Rate Derivatives entered into in August 2012 was recorded immediately as derivative gain (loss) in our Consolidated Statements of Operations. The realized gain (loss) on the Interest Rate Derivatives entered into in August 2012 was recorded as an (increase) decrease in interest expense on our Consolidated Statements of Operations to the extent not capitalized as part of the Liquefaction Project. The effective portion of the gains or losses on our Interest Rate Derivatives entered into in August 2012 recorded in other comprehensive income would be reclassified to earnings as interest payments on the 2012 Liquefaction Credit Facility impact earnings. In addition, amounts recorded in other comprehensive income are also reclassified into earnings if it becomes probable that the hedged forecasted transaction will not occur.

Sabine Pass Liquefaction did not elect to designate the Interest Rate Derivatives entered into in June 2013 as cash flow hedging instruments, and changes in fair value are recorded as derivative gain (loss) within the Consolidated Statements of Operations.

During the first quarter of 2013, we determined that it was no longer probable that the forecasted variable interest payments on the 2012 Liquefaction Credit Facility would occur in the time period originally specified based on the continued development of our financing strategy for the Liquefaction Project, and, in particular, the Sabine Pass Liquefaction Senior Notes described in Note 8—"Long-Term Debt". As a result, all of the Interest Rate Derivatives entered into in August 2012 were no longer effective hedges, and the remaining portion of hedge relationships that were designated cash flow hedges as of December 31, 2012, were de-designated as of February 1, 2013. For de-designated cash flow hedges, changes in fair value prior to their de-designation date

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

are recorded as other comprehensive income (loss) within the Consolidated Balance Sheets, and changes in fair value subsequent to their de-designation date are recorded as derivative gain (loss) within the Consolidated Statements of Operations.

In June 2013, we concluded that the hedged forecasted transactions associated with the Interest Rate Derivatives entered into in connection with the 2012 Liquefaction Credit Facility had become probable of not occurring based on the issuances of the Sabine Pass Liquefaction Senior Notes, the closing of the 2013 Liquefaction Credit Facilities, the additional Interest Rate Derivatives executed in June 2013, and our intention to continue to issue fixed rate debt to refinance drawn portions of the 2013 Liquefaction Credit Facilities. As a result, the amount remaining in accumulated other comprehensive income ("AOCI") pertaining to the previously designated Interest Rate Derivatives was reclassified out of AOCI and into income. We have presented the reclassification of unrealized losses from AOCI into income and the changes in fair value and settlements subsequent to the reclassification date separate from interest expense as derivative gain (loss), net in our Consolidated Statements of Operations.

At June 30, 2013, Sabine Pass Liquefaction had the following Interest Rate Derivatives outstanding:

	Initial Notional Amount	Maximum Notional Amount	Effective Date	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
Interest Rate Derivatives - Not Designated	$20.0 million	$2.9 billion	August 14, 2012	July 31, 2019	1.98%	One-month LIBOR
Interest Rate Derivatives - Not Designated	—	$671.0 million	June 5, 2013	May 31, 2020	2.05%	One-month LIBOR

The following table (in thousands) shows the fair value of our Interest Rate Derivatives:

		Fair Value Measurements as of
	Balance Sheet Location	June 30, 2013	December 31, 2012
Interest Rate Derivatives - Not Designated	Non-current derivative assets	$81,762	$—
Interest Rate Derivatives - Designated	Non-current derivative liabilities	—	21,290
Interest Rate Derivatives - Not Designated	Other current liabilities	3,555	—
Interest Rate Derivatives - Not Designated	Non-current derivative liabilities	—	5,134

The following table (in thousands) details the effect of our Interest Rate Derivatives included in OCI and AOCI for the three months ended June 30, 2013 and 2012:

	Gain (Loss) in Other Comprehensive Income		Gain (Loss) Reclassified from AOCI into Interest Expense (Effective Portion)		Losses Reclassified into Earnings as a Result of Discontinuance of Cash Flow Hedge Accounting
	2013	2012	2013	2012	2013	2012
Interest Rate Derivatives - Designated	$—	$—	$—	$—	$(5,806)	$—
Interest Rate Derivatives - Settlements	—	—	—	—	(167)	—

The following table (in thousands) details the effect of our Interest Rate Derivatives included in OCI and AOCI for the six months ended June 30, 2013 and 2012:

	Gain (Loss) in Other Comprehensive Income		Gain (Loss) Reclassified from AOCI into Interest Expense (Effective Portion)		Losses Reclassified into Earnings as a Result of Discontinuance of Cash Flow Hedge Accounting
	2013	2012	2013	2012	2013	2012
Interest Rate Derivatives - Designated	$21,297	$—	$—	$—	$(5,806)	$—
Interest Rate Derivatives - Settlements	(30)	—	—	—	(167)	—

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

The following table (in thousands) shows the changes in the fair value of our Interest Rate Derivatives - Not Designated recorded in derivative gain (loss), net on our Consolidated Statements of Operations during the three and six months ended June 30, 2013 and 2012:

	Three Month Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest Rate Derivatives - Not Designated gain	$101,263	$—	$83,279	$—

Balance Sheet Presentation

Our commodity and interest rate derivatives are presented on a net basis on our Consolidated Balance Sheets as described above. The following table (in thousands) shows the fair value of our derivatives outstanding on a gross and net basis:

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Offsetting Derivative Assets (Liabilities)				Derivative Instrument	Cash Collateral Received (Paid)	Net Amount
As of June 30, 2013:
Fuel Derivatives	$(240)	$(240)	$—	$—	$—	$—
LNG Inventory Derivatives	755	—	755	—	—	755
Interest Rate Derivatives - Not Designated	81,762	—	81,762	—	—	81,762
Interest Rate Derivatives - Not Designated	(3,555)	—	(3,555)	—	—	(3,555)
As of December 31, 2012:
Fuel Derivatives	(98)	(98)	—	—	—	—
LNG Inventory Derivatives	237	—	237	—	—	237
Interest Rate Derivatives - Designated	(21,290)	—	(21,290)	—	—	(21,290)
Interest Rate Derivatives - Not Designated	(5,134)	—	(5,134)	—	—	(5,134)

Other Financial Instruments

The estimated fair value of our other financial instruments, including those financial instruments for which the fair value option was not elected, are set forth in the table below.  The carrying amounts reported on our Consolidated Balance Sheets for cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, interest receivable and accounts payable approximate fair value due to their short-term nature.
Other Financial Instruments (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2016 Notes, net of discount (1)	$1,649,460	$1,781,417	$1,647,113	$1,824,177
2020 Notes (1)	420,000	427,350	420,000	437,850
2021 Sabine Pass Liquefaction Senior Notes (1)	2,012,118	1,951,755	—	—
2023 Sabine Pass Liquefaction Senior Notes (1)	1,000,000	957,500	—	—
2012 Liquefaction Credit Facility (2)	—	—	100,000	100,000
2013 Liquefaction Credit Facilities (2)	100,000	100,000	—	—
CTPL Credit Facility (3)	390,429	400,000	—	—

(1)
The Level 2 estimated fair value was based on quotations obtained from broker-dealers who make markets in these and similar instruments based on the closing trading prices on June 30, 2013 and December 31, 2012, as applicable.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

(2)	The Level 3 estimated fair value was determined to be the carrying amount due to our ability to call this debt at anytime without penalty.

(3)	The Level 3 estimated fair value was determined to be the principal amount due to our ability to call this debt at anytime without penalty.
NOTE 10—INCOME TAXES

We are not presently a taxpayer for federal or state income tax purposes and have not recorded a net liability for federal or state income taxes in any of the periods included in the accompanying financial statements. However, we are presently an international taxpayer and have recorded a net expense of $1.0 million and $0.1 million for international income taxes for the three months ended June 30, 2013 and 2012, respectively. We recorded a net expense of $0.9 million and $0.2 million for international income taxes for the six months ended June 30, 2013 and 2012, respectively.

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

The following table reconciles basic and diluted weighted average common shares outstanding for the three and six months ended June 30, 2013 and 2012 (in thousands except for loss per share):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Weighted average common shares outstanding:
Basic	217,397	171,001	216,520	151,054
Dilutive common stock options (1)	—	—	—	—
Dilutive Convertible Senior Unsecured Notes (2)	—	—	—	—
Dilutive 2008 Loans (3)	—	—	—	—
Diluted	217,397	171,001	216,520	151,054

Basic and diluted net loss per share attributable to common stockholders	$(0.71)	$(0.43)	$(1.26)	$(0.86)

(1)
Stock options, phantom stock and unvested stock of 19.1 million shares and 16.6 million shares representing securities that could potentially dilute basic EPS in the future were not included in the diluted net loss per share computations for the three and six months ended June 30, 2013, respectively, because they would have been anti-dilutive. Stock options, phantom stock and unvested stock of 2.0 million shares and 1.9 million shares representing securities that could potentially dilute basic EPS in the future were not included in the diluted net loss per share computations for the three and six months ended June 30, 2012, respectively, because they would have been anti-dilutive.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

(2)
In July 2005, we consummated a private offering of $325.0 million aggregate principal amount of Convertible Senior Unsecured Notes due August 1, 2012. Common shares of 5.8 million issuable upon conversion of the Convertible Senior Unsecured Notes for the three and six months ended June 30, 2013 and 2012 were not included in the diluted net loss per share computation because the computation of diluted net loss per share attributable to common stockholders utilizing the "if-converted" method would be anti-dilutive. The Convertible Senior Unsecured Notes were repaid in full in August 2012.

(3)
In August 2008, we entered into a credit agreement pursuant to which we obtained $250.0 million in convertible term loans (the "2008 Loans"). Common shares of 1.7 million issuable upon exchange of the 2008 Loans for the three and six months ended June 30, 2012 were not included in the diluted computation because the computation of diluted net loss per share attributable to common stockholders utilizing the "if-converted" method would be anti-dilutive. The 2008 Loans were repaid in full in June 2012.

NOTE 12—SHARE-BASED COMPENSATION

We have granted options to purchase common stock to employees, consultants and outside directors under the Cheniere Energy, Inc. Amended and Restated 1997 Stock Option Plan (the "1997 Plan"), Amended and Restated 2003 Stock Incentive Plan, as amended (the "2003 Plan"), and 2011 Incentive Plan, as amended (the "2011 Plan"). We recognize our share-based payments to employees in the consolidated financial statements based on their fair values at the date of grant. The calculated fair value is recognized as expense (net of any capitalization) over the requisite service period, net of estimated forfeitures, using the straight-line or accelerated recognition methods.

For the three months ended June 30, 2013 and 2012, the total share-based compensation expense recognized in our net loss (net of capitalization) was $112.4 million and $1.9 million, respectively. For the six months ended June 30, 2013 and 2012, the total share-based compensation expense recognized in our net loss (net of capitalization) was $176.1 million and $4.2 million, respectively.  For the three months ended June 30, 2013 and 2012, the total share-based compensation cost capitalized as part of the cost of capital assets was $5.0 million and zero, respectively. For the six months ended June 30, 2013 and 2012, the total share-based compensation cost capitalized as part of the cost of capital assets was $7.3 million and zero, respectively.

The total unrecognized compensation cost at June 30, 2013 relating to non-vested share-based compensation arrangements granted under the 1997 Plan, 2003 Plan and 2011 Plan was $299.1 million. That cost is expected to be recognized over 5.8 years, with a weighted average period of 3.5 years.

We received zero proceeds from the exercise of stock options in the three and six months ended June 30, 2013 and 2012.

Long-Term Commercial Bonus Awards for Trains 3 and 4 under the 2011-2013 Bonus Plan

On December 12, 2012, pursuant to the 2011-2013 Bonus Plan, the Compensation Committee approved a Long-Term Bonus Pool for 2012 for all employees of the Company consisting of a total of 18 million shares of restricted stock. The Long-Term Commercial Bonus Awards for Trains 3 and 4 of the Liquefaction Project were granted to employees in February 2013 under the 2003 Plan and 2011 Plan. A portion of each employee's Long-Term Commercial Bonus Award for Trains 3 and 4 of the Liquefaction Project was granted as a milestone award ("Milestone Award"), with vesting of the Milestone Award conditional on certain performance milestones relating to financing and constructing Trains 3 and 4 of the Liquefaction Project, and a portion was granted as a stock price award ("Stock Price Award"), with vesting of the Stock Price Award conditional on the achievement of minimum average Company stock price hurdles.

On May 22, 2013, the $25 stock price hurdle was achieved. Following certification by a subcommittee of the compensation committee, fifty percent (50%) of the Stock Price Awards vested. The remaining Stock Price Awards will vest if the average 120-day closing stock price of the Company is $35.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

On May 28, 2013, the first performance milestone was achieved when Sabine Pass Liquefaction closed the financing, and issued notice to proceed with construction under the engineering, procurement and construction contract for the construction of Trains 3 and 4 of the Liquefaction Project (the "EPC Contract (Trains 3 and 4)"). Following certification of the achievement of the performance milestone by a subcommittee of the compensation committee, thirty percent (30%) of the Milestone Awards vested. The remaining Milestone Awards will vest based on the achievement of the following performance milestones:

•	20% upon payment of 60% of the original contract price of the EPC Contract (Trains 3 and 4);

•	20% upon substantial completion, as defined in the EPC Contract (Trains 3 and 4), of Train 4 of the Liquefaction Project; and

•	30% on the first anniversary of substantial completion of Train 4 of the Liquefaction Project.
NOTE 13—BUSINESS SEGMENT INFORMATION

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

Our LNG terminal business segment consists of the operational Sabine Pass LNG terminal, approximately 57.9% owned (at June 30, 2013), located on the Sabine Pass deep water shipping channel less than four miles from the Gulf Coast, and two other LNG terminals that are in various stages of development at the following locations: Corpus Christi LNG, 100% owned, near Corpus Christi, Texas; and Creole Trail LNG, 100% owned, at the mouth of the Calcasieu Channel in central Cameron Parish, Louisiana. The Sabine Pass LNG terminal includes existing infrastructure of five LNG storage tanks with capacity of approximately 16.9 Bcfe, two docks that can accommodate vessels of up to 265,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d, and pipeline facilities interconnecting the Sabine Pass LNG terminal with a number of large interstate pipelines. Cheniere Partners is currently developing the Liquefaction Project at the Sabine Pass LNG terminal adjacent to the existing regasification facilities. During the fourth quarter of 2012, we merged our natural gas pipeline business segment into our LNG terminal business segment because we were no longer developing or making resource allocation decisions on other pipeline projects not primarily related to our LNG terminals. We have adjusted the corresponding items of segment information for 2012 to reflect this change.

Our LNG and natural gas marketing business segment consists of Cheniere Marketing marketing LNG and natural gas on its own behalf and on behalf of Cheniere Partners in an effort to utilize the receiving capacity held at the Sabine Pass LNG terminal during construction of the Liquefaction Project.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

The following table summarizes revenues, net income (loss) from operations and total assets for each of our operating segments (in thousands):

	Segments
	LNG Terminal	LNG & Natural Gas Marketing	Corporate and Other (1)	Total Consolidation
As of or for the Three Months Ended June 30, 2013
Revenues (2)	$67,221	$12,314	$(12,358)	$67,177
Intersegment revenues (losses) (3) (4)	795	11,898	(12,693)	—
Depreciation, depletion and amortization	14,444	251	478	15,173
Non-cash compensation	13,042	20,578	83,775	117,395
Income (loss) from operations	(48,230)	(21,795)	(66,253)	(136,278)
Interest expense, net	(49,350)	—	7,334	(42,016)
Loss before income taxes and non-controlling interest	330,525	(21,951)	(471,456)	(162,882)
Goodwill	76,819	—	—	76,819
Total assets	8,162,729	62,341	357,160	8,582,230
Expenditures for additions to long-lived assets	1,084,233	(4)	296	1,084,525

As of or for the Three Months Ended June 30, 2012
Revenues (2)	$69,115	$(4,341)	$(2,446)	$62,328
Intersegment revenues (losses) (3) (4)	656	1,096	(1,752)	—
Depreciation, depletion and amortization	14,856	256	366	15,478
Non-cash compensation	253	420	1,286	1,959
Income (loss) from operations	9,152	(8,580)	(6,693)	(6,121)
Interest expense, net	(54,976)	—	(888)	(55,864)
Loss before income taxes and non-controlling interest	(45,202)	(8,738)	(21,919)	(75,859)
Goodwill	76,819	—	—	76,819
Total assets	2,541,053	67,625	419,652	3,028,330
Expenditures for additions to long-lived assets	46,699	965	260	47,924

For the Six Months Ended June 30, 2013
Revenues (2)	$133,851	$11,157	$(11,925)	$133,083
Intersegment revenues (losses) (3) (4)	1,364	11,305	(12,669)	—
Depreciation, depletion and amortization	28,824	500	962	30,286
Non-cash compensation	19,330	31,640	132,437	183,407
Income (loss) from operations	(54,054)	(42,462)	(107,216)	(203,732)
Interest expense, net	(101,266)	—	18,988	(82,278)
Loss before income taxes and non-controlling interest	255,643	(42,607)	(500,626)	(287,590)
Expenditures for additions to long-lived assets	1,640,808	(4)	904	1,641,708

For the Six Months Ended June 30, 2012
Revenues (2)	$136,381	$(1,684)	$(1,896)	$132,801
Intersegment revenues (losses) (3) (4)	3,044	(335)	(2,709)	—
Depreciation, depletion and amortization	29,244	1,558	966	31,768
Non-cash compensation	459	1,401	2,388	4,248
Income (loss) from operations	23,683	(15,326)	(13,756)	(5,399)
Interest expense, net	(109,918)	—	(4,297)	(114,215)
Loss before income taxes and non-controlling interest	(86,681)	(15,286)	(32,739)	(134,706)
Expenditures for additions to long-lived assets	47,744	1,665	496	49,905

(1)
Includes corporate activities, oil and gas exploration, development and exploitation activities and certain intercompany eliminations. Our oil and gas exploration, development and exploitation operating activities have been included in the

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

corporate and other column due to the lack of a material impact that these activities have on our consolidated financial statements.

(2)	Substantially all of the LNG terminal revenues relate to regasification capacity reservation fee payments made by Total Gas & Power North America, Inc. and Chevron U.S.A. Inc.

(3)
Intersegment revenues related to our LNG terminal business segment are primarily from tug revenues from Cheniere Marketing and the receipt of 80% of gross margins earned by Cheniere Marketing in an effort to utilize Cheniere Energy Investments, LLC ("Cheniere Investments") reserved capacity under its terminal use rights assignment and agreement ("TURA") pursuant to which Cheniere Investments has the right to use Sabine Pass Liquefaction's reserved capacity at the Sabine Pass LNG terminal under Sabine Pass Liquefaction's TUA in the three and six months ended June 30, 2013 and 2012. These LNG terminal business segment intersegment revenues are eliminated with intersegment expenses in our Consolidated Statements of Operations.

(4)
Intersegment revenues (losses) related to our LNG and natural gas marketing business segment are primarily from Cheniere Marketing's tug costs and the payment of 80% of gross margins earned by Cheniere Marketing in an effort to utilize the TUA capacity of Cheniere Investments at the Sabine Pass LNG terminal in the three and six months ended June 30, 2013 and 2012. These LNG and natural gas marketing business segment intersegment costs are eliminated with intersegment revenues in our Consolidated Statements of Operations.

NOTE 14—SUPPLEMENTAL CASH FLOW INFORMATION AND DISCLOSURES OF NON-CASH TRANSACTIONS

The following table provides supplemental disclosure of cash flow information (in thousands):

	Six Months Ended June 30,
	2013	2012
Cash paid during the year for interest, net of amounts capitalized	$9,347	$120,130
LNG terminal costs funded with accounts payable and accrued liabilities	450,767	8,588

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
    OPERATION

Information Regarding Forward-Looking Statements

This quarterly report contains certain statements that are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical fact, included herein or incorporated herein by reference are "forward-looking statements." Included among "forward-looking statements" are, among other things:

•
statements that we expect to commence or complete construction of our proposed liquefied natural gas ("LNG") terminals or our proposed pipelines, liquefaction facilities or other projects, or any expansions thereof, by certain dates, or at all;

•
statements regarding future levels of domestic and international natural gas production, supply or consumption or future levels of LNG imports into or exports from North America and other countries worldwide, regardless of the source of such information, or the transportation or demand for and prices related to natural gas, LNG or other hydrocarbon products;

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
These forward-looking statements are often identified by the use of terms and phrases such as "achieve," "anticipate," "believe,"contemplate," "develop," "estimate," "expect," "forecast," "plan," "potential," "project," "propose," "strategy" and similar terms and phrases, or by the use of future tense. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve assumptions, risks and uncertainties, and these expectations may prove to be incorrect. You should not place undue reliance on these forward-looking statements, which are made as of the date of this quarterly report and speak only as of the date of this quarterly report.

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

Overview of Business

We own and operate the Sabine Pass LNG terminal in Louisiana through our 57.9% ownership interest in and management agreements with Cheniere Energy Partners, L.P. ("Cheniere Partners") (NYSE MKT: CQP), which is a publicly traded partnership that we created in 2007.  The Sabine Pass LNG terminal is located on the Sabine Pass deep water shipping channel less than four miles from the Gulf Coast. The Sabine Pass LNG terminal has regasification facilities owned by Cheniere Partners' wholly owned subsidiary, Sabine Pass LNG, L.P. ("Sabine Pass LNG"), that includes existing infrastructure of five LNG storage tanks with capacity of approximately 16.9 Bcfe, two docks that can accommodate vessels of up to 265,000 cubic meter capacity and vaporizers with regasification capacity of approximately 4.0 Bcf/d. Cheniere Partners is developing natural gas liquefaction facilities (the "Liquefaction Project") at the Sabine Pass LNG terminal adjacent to the existing regasification facilities through a wholly owned subsidiary, Sabine Pass Liquefaction, LLC ("Sabine Pass Liquefaction"). We plan to construct up to six Trains (each in sequence, "Train 1", "Train 2", "Train 3", "Train 4", "Train 5" and "Train 6"), which are in various stages of development. Each Train is expected to have nominal production capacity of approximately 4.5 million tonnes per annum ("mtpa"). In May 2013, we sold to Cheniere Partners our ownership interests in Cheniere Creole Trail Pipeline, L.P. ("CTPL") and Cheniere Pipeline GP Interests, LLC (collectively, "the Creole Trail Pipeline Business"), thereby providing Cheniere Partners with ownership of a 94-mile pipeline interconnecting the Sabine Pass LNG terminal with a number of large interstate pipelines (the "Creole Trail Pipeline").

Approximately one-half of the receiving capacity at the Sabine Pass LNG terminal is contracted to two multinational energy companies. The other half is held by Sabine Pass Liquefaction for use in connection with the Liquefaction Project. One of our wholly owned subsidiaries, Cheniere Marketing, LLC ("Cheniere Marketing"), markets LNG on its own behalf, and through a series of agreements, has the right to utilize the regasification capacity held by Sabine Pass Liquefaction during the construction phase of the Liquefaction Project. Cheniere Marketing also holds a 104 million MMBtu per year LNG sale and purchase agreement ("SPA") with Sabine Pass Liquefaction under which it has the right to purchase LNG from Sabine Pass Liquefaction for a tiered incentive-based fee.

We are also in various stages of developing other projects, including LNG facilities and associated pipelines, each of which, among other things, will require acceptable commercial and financing arrangements before we make a final investment decision.

Overview of Significant Events

Our significant accomplishments since January 1, 2013 and through the filing date of this Form 10-Q include the following:

•
Sabine Pass Liquefaction issued an aggregate principal amount of $2.0 billion of 5.625% Senior Secured Notes due 2021 (the "2021 Sabine Pass Liquefaction Senior Notes") and an aggregate principal amount of $1.0 billion of 5.625% Senior Secured Notes due 2023 (the "2023 Sabine Pass Liquefaction Senior Notes"). Net proceeds from these offerings are intended to be used to pay a portion of the capital costs incurred in connection with the construction of the Liquefaction Project;

•
Cheniere Partners sold 17.6 million common units to institutional investors for net proceeds, after deducting expenses, of $372.4 million, which includes the general partner's proportionate capital contribution of approximately $7.4 million. Cheniere Partners intends to use the proceeds from this offering for costs associated with the Liquefaction Project and for general business purposes;

•	Sabine Pass Liquefaction entered into four credit facilities totaling $5.9 billion to be used for costs associated with Trains 1 through 4 of the Liquefaction Project;

•
Sabine Pass Liquefaction issued a notice to proceed to Bechtel Oil, Gas and Chemicals, Inc. ("Bechtel") under the lump sum turnkey contract for the engineering, procurement and construction of Trains 3 and 4 (the "EPC Contract (Trains 3 and 4)");

•
Sabine Pass Liquefaction entered into an LNG sale and purchase agreement ("SPA") with Centrica plc that commences upon the date of first commercial delivery for Train 5 and includes an annual contract quantity of 91.25 million MMBtu of LNG with a fixed fee of $3.00 per MMBtu, equating to expected annual contracted cash flow from fixed fees of $274 million;

•
We sold our ownership interests in the Creole Trail Pipeline Business to Cheniere Partners for $480.0 million and were reimbursed $13.9 million for certain expenditures incurred prior to the closing date.  Concurrent with the Creole Trail Pipeline Business sale closing, we acquired 12.0 million Class B units from Cheniere Partners for aggregate consideration of $180.0 million pursuant to a unit purchase agreement between Cheniere Partners and Cheniere Class B Units Holdings, LLC, our wholly owned subsidiary.  As a result of the two transactions, we received net cash of $313.9 million; and

•	CTPL entered into a $400 million term loan credit facility to fund capital expenditures on the Creole Trail Pipeline and for general business purposes.
Liquidity and Capital Resources

Although consolidated for financial reporting, Cheniere, Sabine Pass LNG and Cheniere Partners operate with independent capital structures. We expect the cash needs for Sabine Pass LNG's operating activities for at least the next twelve months will be met through its operating cash flows and existing unrestricted cash. We expect the cash needs for Cheniere Partners' operating activities and capital expenditures for at least the next twelve months will be met through operating cash flows from Sabine Pass LNG, existing unrestricted cash, project debt and equity financings. We expect the cash needs of Cheniere's operating activities and capital expenditures for at least the next twelve months will be met by utilizing existing unrestricted cash, management fees from Cheniere Partners, distributions from our investment in Cheniere Partners and operating cash flows from our LNG and natural gas marketing business.

The following table presents (in thousands) Cheniere's restricted and unrestricted cash and cash equivalents for each portion of our capital structure as of June 30, 2013. All restricted and unrestricted cash and cash equivalents held by Cheniere Partners and Sabine Pass LNG are considered restricted as to usage or withdrawal by Cheniere:

	Sabine Pass LNG		Cheniere Partners		Other Cheniere	Consolidated Cheniere
Cash and cash equivalents	$—		$—		$396,921	$396,921
Restricted cash and cash equivalents	105,848	(1)	2,560,262	(2)	11,606	2,677,716
Total	$105,848		$2,560,262		$408,527	$3,074,637

(1)	All cash and cash equivalents presented above for Sabine Pass LNG are considered restricted to us, but $14.8 million is considered unrestricted for Sabine Pass LNG.

(2)
All cash and cash equivalents presented above for Cheniere Partners are considered restricted to us, but $355.3 million is considered unrestricted for Cheniere Partners, including the $14.8 million considered unrestricted for Sabine Pass LNG.

As of June 30, 2013, we had unrestricted cash and cash equivalents of $396.9 million available to Cheniere. In addition, we had consolidated restricted cash and cash equivalents of $2,677.7 million (which included cash and cash equivalents available to Cheniere Partners, in which we own a 57.9% interest, and Sabine Pass LNG) designated for the following purposes: $2,089.8 million for the Liquefaction Project; $116.0 million for the Creole Trail Pipeline and $340.5 million for Cheniere Partners' working capital; $105.0 million for interest payments related to the Sabine Pass LNG Senior Secured Notes and CTPL Credit Facility described below; $14.8 million for Sabine Pass LNG's working capital; and $11.6 million for other restricted purposes.

Cheniere Partners

Our ownership interest in the Sabine Pass LNG terminal is held through Cheniere Partners. We own approximately 57.9% of Cheniere Partners in the form of 12.0 million common units, 45.3 million Class B units, 135.4 million subordinated units and a 2% general partner interest. Cheniere Partners owns a 100% interest in Sabine Pass LNG, which is operating the regasification facilities at the Sabine Pass LNG terminal, a 100% interest in Sabine Pass Liquefaction, which is constructing the Liquefaction Project and a 100% interest in CTPL, which is operating and modifying the Creole Trail Pipeline in order to enable bi-directional natural gas flow.

We receive quarterly equity distributions from Cheniere Partners, and we receive management fees for managing Sabine Pass LNG, Sabine Pass Liquefaction, CTPL and Cheniere Partners. For the six months ended June 30, 2013, we received $10.2 million in distributions on our common units, no cash distributions on our subordinated units or Class B units and $0.8 million in distributions on our general partner interest. During the six months ended June 30, 2013, we received fees of $4.2 million, $20.2 million, zero and $5.6 million under our management agreements with Sabine Pass LNG, Sabine Pass Liquefaction, CTPL and Cheniere Partners, respectively.

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

Our Class B units are subject to conversion, mandatorily or at our option under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. On a quarterly basis beginning on the initial purchase of the Class B units and ending on the conversion date of the Class B units, the conversion value of the Class B units increases at a compounded rate of 3.5% per quarter, subject to an additional upward adjustment for certain equity and debt financings. The Class B units are not entitled to cash distributions except in the event of a liquidation of Cheniere Partners, a merger, consolidation or other combination of Cheniere Partners with another person or the sale of all or substantially all of the assets of Cheniere Partners. The Class B units will mandatorily convert into common units on the first business day following the record date with respect to Cheniere Partners' first distribution (the "Mandatory Conversion Date") after the earlier of the substantial completion date of Train 3 or August 9, 2017, although if a notice to proceed is given to Bechtel for Train 3 prior to August 9, 2017, the Mandatory Conversion Date will be the substantial completion date of Train 3. The notice to proceed was given to Bechtel on May 28, 2013. We currently expect the substantial completion date of Train 3 to occur before March 31, 2017. If the Class B units are not mandatorily converted by July 2019, the holders of the Class B units have the option to convert the Class B units into common units at that time.

We have entered into a services agreement with Cheniere Partners pursuant to which Cheniere Partners pays us a quarterly non-accountable overhead reimbursement charge of $2.8 million (adjusted for inflation) for providing various general and administrative services for Cheniere Partners' benefit. In addition, Cheniere Partners reimburses us for all audit, tax, legal and finance fees incurred by us that are necessary to perform the services under the agreement.

LNG Terminal Business
Sabine Pass LNG Terminal

Regasification Facilities

The Sabine Pass LNG terminal has operational regasification capacity of approximately 4.0 Bcf/d and aggregate LNG storage capacity of approximately 16.9 Bcfe. Approximately 2.0 Bcf/d of the regasification capacity at the Sabine Pass LNG terminal has been reserved under two long-term third-party terminal use agreements ("TUAs"), under which Sabine Pass LNG’s customers are required to pay fixed monthly fees, whether or not they use the LNG terminal. Capacity reservation fee TUA payments are made by Sabine Pass LNG's third-party TUA customers as follows:

•
Total Gas & Power North America, Inc. ("Total") has reserved approximately 1.0 Bcf/d of regasification capacity and is obligated to make monthly capacity payments to Sabine Pass LNG aggregating approximately $125 million annually for 20 years that commenced April 1, 2009. Total, S.A. has guaranteed Total’s obligations under its TUA of approximately $2.5 billion, subject to certain exceptions; and

•
Chevron U.S.A. Inc. ("Chevron") has reserved approximately 1.0 Bcf/d of regasification capacity and is obligated to make monthly capacity payments to Sabine Pass LNG aggregating approximately $125 million annually for 20 years that commenced July 1, 2009. Chevron Corporation has guaranteed Chevron’s obligations under its TUA up to 80% of the fees payable by Chevron.

The remaining approximately 2.0 Bcf/d of capacity has been reserved under a TUA by Sabine Pass Liquefaction. Sabine Pass Liquefaction is obligated to make monthly capacity payments to Sabine Pass LNG aggregating approximately $250 million annually, continuing until at least 20 years after Sabine Pass Liquefaction delivers its first commercial cargo at Sabine Pass Liquefaction's facilities under construction, which may occur as early as late 2015. Cheniere Energy Investments, LLC ("Cheniere Investments"), a wholly owned subsidiary of Cheniere Partners, Sabine Pass Liquefaction and Sabine Pass LNG entered into a terminal use rights assignment and agreement ("TURA") pursuant to which Cheniere Investments has the right to use Sabine Pass Liquefaction's reserved capacity under the TUA and has the obligation to make the monthly capacity payments required by the TUA to Sabine Pass LNG. In an effort to utilize Cheniere Investments’ reserved capacity under its TURA during construction of the Liquefaction Project, Cheniere Marketing, LLC ("Cheniere Marketing"), a wholly owned subsidiary of Cheniere, has entered into an amended and restated variable capacity rights agreement ("amended and restated VCRA") pursuant to which Cheniere Marketing is obligated to pay Cheniere Investments 80% of the expected gross margin of each cargo of LNG that Cheniere Marketing arranges for delivery to the Sabine Pass LNG terminal. The revenue earned by Sabine Pass LNG from the capacity payments made under the TUA, the loss incurred by Cheniere Investments under the TURA and the revenue earned by Cheniere Investments under the VCRA are eliminated upon consolidation of our financial statements. Cheniere Partners has guaranteed the obligations of Sabine Pass Liquefaction under its TUA and the obligations of Cheniere Investments under the TURA.

In September 2012, Sabine Pass Liquefaction entered into a partial TUA assignment agreement with Total, whereby Sabine Pass Liquefaction will progressively gain access to Total's capacity and other services provided under Total's TUA with Sabine Pass LNG.  This agreement will provide Sabine Pass Liquefaction with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to accommodate the development of Trains 5 and 6, provide increased flexibility in managing LNG cargo loading and unloading activity starting with the commencement of commercial operations of Train 3, and permit Sabine Pass Liquefaction to more flexibly manage its LNG storage capacity with the commencement of Train 1. Notwithstanding any arrangements between Total and Sabine Pass Liquefaction, payments required to be made by Total to Sabine Pass LNG will continue to be made by Total to Sabine Pass LNG in accordance with its TUA.

Under each of these TUAs, Sabine Pass LNG is entitled to retain 2% of the LNG delivered to the Sabine Pass LNG terminal.

Liquefaction Facilities

The Liquefaction Project is being developed at the Sabine Pass LNG terminal adjacent to the existing regasification facilities. We plan to construct up to six Trains, which are in various stages of development. In August 2012, we commenced construction of Trains 1 and 2 and the related new facilities needed to treat, liquefy, store and export natural gas. In May 2013, we commenced construction of Trains 3 and 4 and the related facilities. We are developing Trains 5 and 6 and commenced the regulatory approval process for these Trains in February 2013. Trains 1 through 4 are being designed, constructed and commissioned by Bechtel using the ConocoPhillips Optimized Cascade® technology, a proven technology deployed in numerous LNG projects around the world. Sabine Pass Liquefaction has entered into a lump sum turnkey contract for the engineering, procurement and construction of Trains 1 and 2 (the "EPC Contract (Trains 1 and 2)") and the EPC Contract (Trains 3 and 4) with Bechtel in November 2011 and December 2012, respectively.

Cheniere Partners has received authorization from the Federal Energy Regulatory Commission (the "FERC") to site, construct and operate Trains 1 through 4. Cheniere Partners has also received authorization from the FERC to begin the pre-filing review process for the development of the additional two Trains. The Department of Energy (the "DOE") has granted Sabine Pass Liquefaction an order authorizing the export of up to the equivalent of 16 mtpa of LNG to all nations with which trade is permitted. The DOE further issued two orders authorizing the export of an additional 189.3 Bcf in total of domestically produced LNG from the Sabine Pass LNG terminal to FTA countries for a 20-year term.  One order authorized the export of 101 Bcf of domestically produced LNG pursuant to the SPA with Total, beginning on the earlier of the date of first export or July 11, 2021; and the other order authorized the export of 88.3 Bcf of domestically produced LNG pursuant to the SPA with Centrica, beginning on the earlier of the date of first export or July 12, 2021.

As of June 30, 2013, the overall project completion for Train 1 and Train 2 of the Liquefaction Project, consisting of engineering, procurement and construction, was approximately 38%, which is ahead of the contractual schedule. Based on our current construction schedule, we anticipate that Train 1 will produce LNG as early as late 2015, with commercial operations expected to commence in February 2016, and Trains 2 through 5 are expected to commence operations on a staggered basis thereafter.
Customers

Sabine Pass Liquefaction has entered into six fixed price, 20-year SPAs with third parties that in the aggregate equate to approximately 19.75 mtpa, which represents approximately 88% of the expected nominal production capacity of Trains 1 through 5. Under the SPAs, the customers will purchase LNG from us on an FOB basis for a price consisting of a fixed fee plus 115% of Henry Hub per MMBtu of LNG. In certain circumstances, the customers may elect to cancel or suspend deliveries of LNG cargoes, in which case the customers would still be required to pay the fixed fee with respect to cargoes that are not delivered. A portion of the fixed fee will be subject to annual adjustment for inflation. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA commences upon the start of operations of the specified Train.
To date, Sabine Pass Liquefaction has the following third-party SPAs:

•
BG Gulf Coast LNG, LLC ("BG") has entered into an SPA that commences upon the date of first commercial delivery for Train 1 and includes an annual contract quantity of 182,500,000 MMBtu of LNG with a fixed fee of $2.25 per MMBtu and includes additional annual contract quantities of 36,500,000 MMBtu, 34,000,000 MMBtu, and 33,500,000 MMBtu upon the date of first commercial delivery for Train 2, Train 3 and Train 4, respectively, with a fixed fee of $3.00 per MMBtu. The total expected annual contracted cash flow from BG from the fixed fee component is approximately $723 million. In addition, Sabine Pass Liquefaction has agreed to make up to 500,000 MMBtu per day of LNG available to BG to the extent that Train 1 becomes commercially operable prior to the beginning of the first delivery window priced at 115% of the Henry Hub price plus $2.25 per MMBtu, if produced. The obligations of BG are guaranteed by BG Energy Holdings Limited, a company organized under the laws of England and Wales, with a credit rating of A2/A.

•
Gas Natural Aprovisionamientos SDG S.A.("Gas Natural Fenosa"), an affiliate of Gas Natural SDG, S.A., has entered into an SPA that commences upon the date of first commercial delivery for Train 2 and includes an annual contract quantity of 182,500,000 MMBtu of LNG with a fixed fee of $2.49 per MMBtu, equating to expected annual contracted cash flow from the fixed fee component of approximately $454 million. In addition, Sabine Pass Liquefaction has agreed to make up to 285,000 MMBtu per day of LNG available to Gas Natural Fenosa to the extent that Train 2 becomes commercially operable prior to the beginning of the first delivery window priced at 115% of the Henry Hub price plus $2.49 per MMBtu, if produced. The obligations of Gas Natural Fenosa are guaranteed by Gas Natural SDG S.A., a company organized under the laws of Spain, with a credit rating of Baa2/BBB.

•
Korea Gas Corporation ("KOGAS") has entered into an SPA that commences upon the date of first commercial delivery for Train 3 and includes an annual contract quantity of 182,500,000 MMBtu of LNG with a fixed fee of $3.00 per MMBtu, equating to expected annual contracted cash flow from fixed fees of approximately $548 million. KOGAS is organized under the laws of the Republic of Korea, with a credit rating of A/A1.

•
GAIL (India) Limited ("GAIL") has entered into an SPA that commences upon the date of first commercial delivery for Train 4 and includes an annual contract quantity of 182,500,000 MMBtu of LNG with a fixed fee of $3.00 per MMBtu, equating to expected annual contracted cash flow from fixed fees of approximately $548 million. GAIL is organized under the laws of India, with a credit rating of Baa2/BBB-.

•
Total, an affiliate of Total S.A., has entered into an SPA that commences upon the date of first commercial delivery for Train 5 and includes an annual contract quantity of 104,750,000 MMBtu of LNG with a fixed fee of $3.00 per MMBtu, equating to expected annual contracted cash flow from fixed fees of approximately $314 million. The obligations of Total are guaranteed by Total S.A., a company organized under the laws of France, with a credit rating of Aa1/AA.

•
Centrica plc ("Centrica") has entered into an SPA that commences upon the date of first commercial delivery for Train 5 and includes an annual contract quantity of 91,250,000 MMBtu of LNG with a fixed fee of $3.00 per MMBtu, equating to expected annual contracted cash flow from fixed fees of approximately $274 million. Centrica is organized under the laws of England and Wales, with a credit rating of A-/A3/A.

In aggregate, the fixed fee portion to be paid by these customers is approximately $2.3 billion annually for Trains 1 through 4, and $2.9 billion annually if we make a positive final investment decision with respect to Train 5, with the applicable fixed fees starting from the commencement of commercial operations for the applicable Train. These fixed fees equal approximately $411 million, $564 million, $650 million, $648 million and $588 million for each respective Train.
In addition, Cheniere Marketing has entered into an SPA with Sabine Pass Liquefaction to purchase, at Cheniere Marketing's option, up to 104,000,000 MMBtu of LNG per annum produced from Trains 1 through 4. Sabine Pass Liquefaction has the right each year during the term to reduce the annual contract quantity based on its assessment of how much LNG it can produce in excess of that required for other customers. Cheniere Marketing may purchase incremental LNG volumes at a price of 115% of Henry Hub: plus up to $3.00 per MMBtu for the most profitable 36,000,000 MMBtu of cargoes sold each year by Cheniere Marketing; and then 20% of net profits of the remaining 68,000,000 MMBtu sold each year by Cheniere Marketing.

Construction

In November 2011, Sabine Pass Liquefaction entered into the EPC Contract (Trains 1 and 2) with Bechtel. Sabine Pass Liquefaction issued a notice to proceed with construction under the EPC Contract (Trains 1 and 2) in August 2012. In December 2012, Sabine Pass Liquefaction entered into the EPC Contract (Trains 3 and 4) with Bechtel. Sabine Pass Liquefaction issued a notice to proceed with construction under the EPC Contract (Trains 3 and 4) in May 2013. The Trains are in various stages of development, as described above.

The total contract price of the EPC Contract (Trains 1 and 2) and the total contract price of the EPC Contract (Trains 3 and 4) is approximately $4.0 billion and $3.8 billion, respectively, reflecting amounts incurred under change orders through June 30, 2013. Total expected capital costs for Trains 1 through 4 are estimated to be between $9.0 billion and $10.0 billion before financing costs, and between $12.0 billion and $13.0 billion after financing costs, including in each case estimated owner's costs and contingencies. Sabine Pass Liquefaction's Trains will require significant amounts of capital to construct and operate and are subject to risks and delays in completion.

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

We currently expect that Sabine Pass Liquefaction's capital resources requirements with respect to Trains 1 through 4 will be financed through borrowings, equity contributions from us and cash flows under the SPAs. We believe that with the net proceeds of borrowings and unfunded commitments under the 2013 Liquefaction Credit Facilities described below, Sabine Pass Liquefaction will have adequate financial resources available to complete Trains 1 through 4 and to meet its currently anticipated capital, operating and debt service requirements. We currently project that Sabine Pass Liquefaction will generate cash flow by late 2015, when Train 1 is anticipated to achieve initial LNG production.

Pipeline Facilities

CTPL owns the Creole Trail Pipeline, a 94-mile pipeline interconnecting the Sabine Pass LNG terminal with a number of large interstate pipelines, including Natural Gas Pipeline Company of America, Transcontinental Gas Pipeline Corporation, Tennessee Gas Pipeline Company, Florida Gas Transmission Company, Texas Eastern Gas Transmission, and Trunkline Gas Company, as well as the intrastate pipeline system of Bridgeline Holdings, L.P. Sabine Pass Liquefaction has entered into transportation precedent agreements to secure firm pipeline transportation capacity with CTPL and two other pipeline companies.

CTPL will need to obtain the FERC's approval prior to making any modifications to the Creole Trail Pipeline as it is a regulated, interstate pipeline. An application for authorization to construct, own, operate and maintain certain new facilities in order to enable bi-directional natural gas flow on the Creole Trail Pipeline system was submitted to the FERC by CTPL in April 2012. In February 2013, the FERC approved the proposed project, and a request for rehearing and stay of this approval is currently pending before the FERC. Final FERC approval is expected to be received during the third quarter of 2013. In addition, in April 2012, CTPL applied for new permits from the Louisiana Department of Environmental Quality for the proposed modifications to the Creole Trail Pipeline system. We anticipate, but cannot guarantee, that these permits will be issued in the second half of 2013. We estimate the capital costs to modify the Creole Trail Pipeline will be approximately $100 million. The modifications are expected to be in service in time for the commissioning and testing of Trains 1 and 2.

Capital Resources

Senior Secured Notes

We currently have four series of senior notes outstanding:
•$1,665.5 million of 7.50% Senior Secured Notes due 2016 issued by Sabine Pass LNG (the "2016 Notes");
•$420.0 million of 6.50% Senior Secured Notes due 2020 issued by Sabine Pass LNG (the "2020 Notes" and collectively with the 2016 Notes, the "Sabine Pass LNG Senior Notes");
•$2,000.0 million of the 2021 Sabine Pass Liquefaction Senior Notes; and
•$1,000.0 million of the 2023 Sabine Pass Liquefaction Senior Notes (collectively with the 2021 Sabine Pass
Liquefaction Notes, the "Sabine Pass Liquefaction Senior Notes").

Interest on the 2016 Notes is payable semi-annually in arrears on May 30 and November 30 of each year, interest on the 2020 Notes is payable semi-annually in arrears on May 1 and November 1 of each year, interest on the 2021 Sabine Pass Liquefaction Senior Notes is payable semi-annually in arrears on February 1 and August 1 of each year and interest on the 2023 Sabine Pass Liquefaction Senior Notes is payable semi-annually in arrears on April 15 and October 15 of each year. Subject to permitted liens, the Sabine Pass LNG Senior Notes are secured on a pari passu first-priority basis by a security interest in all of Sabine Pass LNG's equity interests and substantially all of Sabine Pass LNG's operating assets, and the Sabine Pass Liquefaction Senior Notes are secured on a first-priority basis by a security interest in all of the membership interests in Sabine Pass Liquefaction and substantially all of Sabine Pass Liquefaction's assets.

Sabine Pass LNG may redeem some or all of its 2016 Notes at any time, and from time to time, at the redemption prices specified in the indenture governing the 2016 Notes, plus accrued and unpaid interest, if any, to the date of redemption. Sabine Pass LNG may redeem some or all of the 2020 Notes at any time on or after November 1, 2016 at fixed redemption prices specified in the indenture governing the 2020 Notes, plus accrued and unpaid interest, if any, to the date of redemption. Sabine Pass LNG may also redeem some or all of the 2020 Notes at any time prior to November 1, 2016 at a "make-whole" price set forth in the indenture, plus accrued and unpaid interest, if any, to the date of redemption. At any time before November 1, 2015, Sabine Pass LNG may redeem up to 35% of the aggregate principal amount of the 2020 Notes at a redemption price of 106.5% of the principal amount of the 2020 Notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date, in an amount not to exceed the net proceeds of one or more completed equity offerings as long as Sabine Pass LNG redeems the 2020 Notes within 180 days of the closing date for such equity offering and at least 65% of the aggregate principal amount of the 2020 Notes originally issued remains outstanding after the redemption.

At any time prior to November 1, 2020, with respect to the 2021 Sabine Pass Liquefaction Senior Notes, or January 15, 2023, with respect to the 2023 Sabine Pass Liquefaction Senior Notes, Sabine Pass Liquefaction may redeem all or a part of the Sabine Pass Liquefaction Senior Notes, at a redemption price equal to the "make-whole" price set forth in the Indenture, plus accrued and unpaid interest, if any, to the date of redemption. Sabine Pass Liquefaction also may at any time on or after November 1, 2020, with respect to the 2021 Sabine Pass Liquefaction Senior Notes, or January 15, 2023, with respect to the 2023 Sabine Pass Liquefaction Senior Notes, redeem the Sabine Pass Liquefaction Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Sabine Pass Liquefaction Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

Under the indentures governing the Sabine Pass LNG Senior Notes, except for permitted tax distributions, Sabine Pass LNG may not make distributions until, among other requirements, deposits are made into debt service reserve accounts and a fixed charge coverage ratio test of 2:1 is satisfied. Under the indentures governing the Sabine Pass Liquefaction Senior Notes, Sabine Pass Liquefaction may not make any distributions until, among other requirements, substantial completion of Trains 1 and 2 has occurred, deposits are made into debt service reserve accounts and a debt service coverage ratio for the prior 12-month period and a projected debt service coverage ratio for the upcoming 12-month period of 1.25:1.00 are satisfied.

2013 Liquefaction Credit Facilities

Sabine Pass Liquefaction has four credit facilities aggregating $5.9 billion (collectively, the "2013 Liquefaction Credit Facilities"), which will be used to fund a portion of the costs of developing, constructing and placing into operation Trains 1 through 4 of the Liquefaction Project. The principal of the loans made under the 2013 Liquefaction Credit Facilities must be repaid in quarterly installments, commencing with earlier of the last day of the full calendar quarter after the Train 4 completion date and September 30, 2018. Loans under the 2013 Liquefaction Credit Facilities bear interest at a variable rate per annum equal to, at Sabine Pass Liquefaction's election, the London Interbank Offered Rate ("LIBOR"), plus the applicable margin. The applicable margins for LIBOR loans prior to, and after, the completion of Train 4 range from 2.3% to 3.0 % and 2.3% to 3.25%, respectively, depending on the applicable 2013 Liquefaction Credit Facility. Interest on LIBOR loans is due and payable at the end of each LIBOR period.

2012 Liquefaction Credit Facility

In July 2012, Sabine Pass Liquefaction entered into a construction/term loan facility in an amount up to $3.6 billion (the "2012 Liquefaction Credit Facility"), which was available to Sabine Pass Liquefaction in four tranches solely to fund Liquefaction Project costs for Trains 1 and 2, the related debt service reserve account up to an amount equal to six months of scheduled debt service and the return of equity and affiliate subordinated debt funding to Cheniere or its affiliates up to an amount that would result in senior debt being no more than 65% of our total capitalization. Borrowings under the 2012 Liquefaction Credit Facility were based on LIBOR plus 3.50% during construction and 3.75% during operations. Sabine Pass Liquefaction was also required to pay commitment fees on the undrawn amount. The 2012 Credit Facility was amended and restated with the 2013 Liquefaction Credit Facilities.

CTPL Credit Facility

CTPL has a $400 million term loan facility (the "CTPL Credit Facility"), which will be used to fund modifications to the Creole Trail Pipeline and general business purposes. Loans under the CTPL Credit Facility bear interest at a variable rate per annum equal to, at CTPL's election, LIBOR or the base rate, plus the applicable margin. The applicable margin for LIBOR loans under the CTPL Credit Facility is 3.25%. The CTPL Credit Facility matures in 2017 when the full amount of the outstanding principal obligations must be repaid.

Corpus Christi LNG Terminal

Liquefaction Facilities

In September 2011, we formed Corpus Christi Liquefaction, LLC ("Corpus Christi Liquefaction") to develop an LNG terminal near Corpus Christi on over 1,000 acres of land that we own or control. As currently contemplated, the proposed Corpus Christi Liquefaction LNG terminal would be designed for up to three Trains with expected aggregate nominal production capacity up to 15 mtpa of LNG, have three LNG storage tanks with capacity of 10.1 Bcfe and two docks that can accommodate vessels of up to 265,000 cubic meters (the "Corpus Liquefaction Project").

In December 2011, Corpus Christi Liquefaction received approval from the FERC to begin the National Environmental Policy Act ("NEPA") pre-filing process required to seek authorization to commence construction of the Corpus Liquefaction Project. In August 2012, Corpus Christi Liquefaction filed an application with the FERC for authorization to site, construct and operate the Corpus Liquefaction Project. Simultaneously, Cheniere Marketing filed an application with the DOE to export up to 15 mtpa of domestically produced LNG to free trade agreement ("FTA") and non-FTA countries from the proposed Corpus Liquefaction Project. In October 2012, the DOE granted Cheniere Marketing authority to export 15 mtpa of domestically produced LNG to FTA countries from the proposed Corpus Liquefaction Project.

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

Other LNG Terminal Sites and Facilities

We continue to evaluate, and may develop, additional sites that we believe may be commercially desirable locations for LNG terminals and other facilities.

LNG and Natural Gas Marketing Business

Our wholly owned subsidiary, Cheniere Marketing, is engaged in the LNG and natural gas marketing business and is seeking to develop a portfolio of long-term, short-term and spot LNG purchase and sale agreements, assist Cheniere Investments in negotiating with potential customers to utilize regasification capacity at the Sabine Pass LNG terminal to which it has access under the TURA during construction of the Liquefaction Project, and to assist Sabine Pass Liquefaction and Corpus Christi Liquefaction in negotiating LNG SPAs with potential long term customers.

Cheniere Marketing has been purchasing, transporting and unloading commercial LNG cargoes into the Sabine Pass LNG terminal and has used trading strategies intended to maximize margins on these cargoes. In addition, Cheniere Marketing has continued to enter into various business relationships to facilitate purchasing and selling commercial LNG cargoes.

In an effort to utilize Cheniere Investments’ reserved capacity under its TURA during construction of the Liquefaction Project, Cheniere Marketing has entered into the VCRA pursuant to which Cheniere Marketing is obligated to pay Cheniere Investments 80% of the expected gross margin of each cargo of LNG that Cheniere Marketing arranges for delivery to the Sabine Pass LNG terminal. During the term of the VCRA, Cheniere Marketing is responsible for the payment of taxes and new regulatory costs under the Sabine Pass Liquefaction TUA. Cheniere has guaranteed all of Cheniere Marketing's payment obligations under the VCRA.

As described above, Cheniere Marketing has entered into an SPA to purchase, at Cheniere Marketing's option, up to 104,000,000 MMBtu of LNG per annum produced from Trains 1 through 4. In June 2013, Cheniere Marketing entered into three LNG vessel charters in order to secure shipping capacity for the export of LNG from Sabine Pass Liquefaction's Trains 1 through 4 under Cheniere Marketing's SPA.

The accounting treatment for LNG inventory differs from the treatment for derivative positions such that the economics of Cheniere Marketing's activities are not transparent in our consolidated financial statements until all LNG inventory is sold and all derivative positions are settled. Our LNG inventory is recorded as an asset at cost and is subject to lower of cost or market ("LCM") adjustments at the end of each reporting period. The LCM adjustment market price is based on period-end natural gas spot prices, and any gain or loss from an LCM adjustment is recorded in our earnings at the end of each period. Revenue and cost of goods sold are not recognized in our earnings until the LNG is sold. Generally, our unrealized derivatives positions at the end of each period extend into the future to hedge future sales of our LNG inventory or to take market positions and hedge exposure associated with LNG and natural gas. These positions are measured at fair value, and we record the gains and losses from the change in their fair value currently in earnings. Thus, earnings from changes in the fair value of our derivatives may not be offset by losses from LCM adjustments to our LNG inventory because the LCM adjustments that may be made to LNG inventory are based on period-end spot prices that are different from the time periods of the prices used to determine the fair value of our derivatives. Any losses from changes in the fair value of our derivatives will not be offset by gains until the LNG is actually sold.

Corporate and Other Activities

We are required to maintain corporate general and administrative functions to serve our business activities described above.

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the six months ended June 30, 2013 and 2012. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Six Months Ended June 30,
	2013	2012
Sources of cash and cash equivalents
Proceeds from debt issuances	$3,504,478	$—
Sale of common units by Cheniere Partners	364,795	8,793
Sale of common stock, net	—	819,686
Other	2,304	—
Total sources of cash and cash equivalents	3,871,577	828,479

Uses of cash and cash equivalents
Investment in restricted cash and cash equivalents	(1,940,370)	(240,859)
LNG terminal costs, net	(1,271,365)	(38,985)
Debt issuance and deferred financing costs	(228,882)	(5,530)
Repayments and prepayments of debt	(100,000)	(571,884)
Purchase of treasury shares	(71,913)	(1,893)
Distributions to non-controlling interest	(30,872)	(16,330)
Operating cash flow	(21,843)	(94,937)
Investment in Cheniere Partners	(11,122)	(170,253)
Other	—	(9,083)
Total uses of cash and cash equivalents	(3,676,367)	(1,149,754)

Net decrease in cash and cash equivalents	195,210	(321,275)
Cash and cash equivalents—beginning of period	201,711	459,160
Cash and cash equivalents—end of period	$396,921	$137,885

Proceeds from the Debt Issuances

In February 2013 and April 2013, Sabine Pass Liquefaction issued an aggregate principal amount of $2.0 billion, before premium, of the 2021 Sabine Pass Liquefaction Senior Notes. In April 2013, Sabine Pass Liquefaction also issued $1.0 billion of the 2023 Sabine Pass Liquefaction Senior Notes. Net proceeds from these offerings are intended to be used to pay a portion of the capital costs incurred in connection with the construction of the Liquefaction Project. In May 2013, CTPL entered into the $400.0 million CTPL Credit Facility, which will be used to fund modifications to the Creole Trail Pipeline and for general business purposes. In May 2013, Sabine Pass Liquefaction closed the 2013 Liquefaction Credit Facilities aggregating $5.9 billion. Sabine Pass Liquefaction made a $100.0 million borrowing under the 2013 Liquefaction Credit Facilities in June 2013 after meeting the required conditions precedent.

Sale of Common Units by Cheniere Partners

The increase in proceeds from the sale of partnership common units in the six months ended June 30, 2013 primarily related to a February 2013 common unit purchase agreement with institutional investors to sell 17.6 million common units for net proceeds, after deducting expenses, of $365.0 million. Cheniere Partners used the proceeds from this offering to purchase the Creole Trail Pipeline Business.

Sale of Common Stock, net
In March 2012, we sold 24.2 million shares of Cheniere common stock in an underwritten public offering for net cash proceeds of approximately $351.9 million. In June 2012, we used a portion of the net proceeds from this offering to repay in full $273.9 million of loans originally incurred in 2008. In May 2012, we sold 31.0 million shares of Cheniere common stock pursuant to a stock purchase agreement for net proceeds of $468.1 million, which has been used, along with cash on hand, to purchase $500 million of Class B units from Cheniere Partners.

Investment in Restricted Cash and Cash Equivalents

In the six months ended June 30, 2013, we invested $1,940.4 million in restricted cash and cash equivalents. This investment in restricted cash and cash equivalents is primarily a result of the $3,520.6 million investment in restricted cash and cash equivalents primarily related to the net proceeds from the Sabine Pass Liquefaction Senior Notes, the CTPL Credit Facility and the 2013 Liquefaction Credit Facilities. This investment in restricted cash and cash equivalents was partially offset by the use of $1,580.3 million of restricted cash and cash equivalents primarily related to the construction of the Liquefaction Project.

LNG Terminal Costs, net

LNG terminal costs, net primarily related to the construction of Trains 1 through 4 of the Liquefaction Project. Trains 1 and 2 and Trains 3 and 4 of the Liquefaction Project satisfied the criteria for capitalization in June 2012 and May 2013, respectively. Accordingly, costs associated with the construction of Trains 1 through 4 of the Liquefaction Project have been recorded as construction-in-process since those dates.

Debt Issuance and Deferred Financing Costs

Debt issuance and deferred financing costs in the six months ended June 30, 2013 resulted from amounts paid by Sabine Pass Liquefaction related to the 2013 Liquefaction Credit Facilities and the Sabine Pass Liquefaction Senior Notes and amounts paid by CTPL related to the CTPL Credit Facility.

Repayments and Prepayments of Debt

During the six months ended June 30, 2013, the 2012 Liquefaction Credit Facility was amended and restated with the 2013 Liquefaction Credit Facilities described above and the $100.0 million of outstanding borrowings under the 2012 Liquefaction Credit Facility were repaid in full. In January 2012, we used a portion of the net proceeds from the public offering of Cheniere common stock in December 2011 to repay in full the 2007 Term Loan. In June 2012, we used a portion of the net proceeds from the public offering of Cheniere common stock in March 2012 to repay in full the 2008 Loans.

Purchase of Treasury Shares

During the six months ended June 30, 2013, we purchased $71.9 million in treasury shares primarily related to employee stock vestings under the 2011-2013 Bonus plan.

Distributions to Non-controlling Interest

During the six months ended June 30, 2013 and 2012, Cheniere Partners distributed $30.9 million and $16.3 million, respectively, to its non-affiliated common unitholders.

Operating Cash Flow

Net cash used in operations was $21.8 million and $94.9 million in the six months ended June 30, 2013 and 2012, respectively. Net cash used in operations related primarily to the general administrative overhead costs, pipeline operations costs and LNG and natural gas marketing overhead costs. The decrease in cash used in operations in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 primarily resulted from decreased interest expense in the six months ended June 30, 2013 as a result of the reduction of our indebtedness outstanding in 2012 and the capitalization of interest on Sabine Pass Liquefaction's debt, and the purchase of a royalty from Crest Energy in March 2012.

Investment in Cheniere Partners

In the six months ended June 30, 2013 and 2012 , we invested $11.1 million and $170.3 million, respectively in Cheniere Partners related to the purchase of Class B units and general partner units.

Issuance of Common Stock

During the six months ended June 30, 2013 and 2012, we issued 18.2 million and 0.3 million shares, respectively, of restricted stock to new and existing employees.

Results of Operations

Three Months Ended June 30, 2013 vs. Three Months Ended June 30, 2012

Our consolidated net loss attributable to common stockholders was $154.8 million, or $0.71 per share (basic and diluted), in the three months ended June 30, 2013 compared to a net loss attributable to common stockholders of $73.0 million, or $0.43 per share (basic and diluted), in the three months ended June 30, 2012. The increase in net loss was primarily a result of increased general and administrative expense, increased loss on the early extinguishment of debt and increased LNG terminal operating and maintenance expense that was partially offset by increased derivative gain and decreased interest expense. Our general and administrative expense increased $114.3 million in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 primarily as a result of the bonus plans relating to LNG Trains 1 through 4 of the Liquefaction Project. Loss on early extinguishment of debt increased $65.9 million in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 as a result of the amendment and restatement of the 2012 Liquefaction Credit Facility with the 2013 Liquefaction Credit Facilities. LNG terminal operating expense increased $20.1 million in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 primarily as a result of the loss incurred to purchase LNG to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal and increased costs to manage the operation and maintenance of the regasification facilities at the Sabine Pass LNG terminal. Derivative gain increased $95.2 million in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 primarily as a result of the change in fair value of Sabine Pass Liquefaction's interest rate derivatives to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2013 Liquefaction Credit Facilities. Interest expense, net decreased $13.8 million in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 primarily as a result of the reduction of our indebtedness outstanding in 2012 and the capitalization of interest on Sabine Pass Liquefaction's debt.

Six Months Ended June 30, 2013 vs. Six Months Ended June 30, 2012

Our consolidated net loss attributable to common stockholders was $271.9 million, or $1.26 per share (basic and diluted), in the six months ended June 30, 2013 compared to a net loss attributable to common stockholders of $129.5 million, or $0.86 per share (basic and diluted), in the six months ended June 30, 2012. The increase in net loss was primarily a result of increased general and administrative expense, increased loss on the early extinguishment of debt and increased LNG terminal operating and maintenance expense that was partially offset by increased derivative gain and decreased interest expense. Our general and administrative expense increased $180.1 million in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 primarily as a result of the bonus plans relating to LNG Trains 1 through 4 of the Liquefaction Project. Loss on early extinguishment of debt increased $65.4 million in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 primarily as a result of the amendment and restatement of the 2012 Liquefaction Credit Facility with the 2013 Liquefaction Credit Facilities. LNG terminal operating expense increased $23.8 million in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 primarily as a result of the loss incurred to purchase LNG to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal and increased costs to manage the operation and maintenance of the regasification facilities at the Sabine Pass LNG terminal. Derivative gain increased $78.6 million in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 primarily as a result of the change in fair value of Sabine Pass Liquefaction's interest rate derivatives to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2013 Liquefaction Credit Facilities. Interest expense, net decreased $31.9 million in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 primarily as a result of the reduction of our indebtedness outstanding in 2012 and the capitalization of interest on Sabine Pass Liquefaction's debt.

Off-Balance Sheet Arrangements

As of June 30, 2013, we had no "off-balance sheet arrangements" that may have a current or future material effect on our consolidated financial position or results of operations.

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

Recent Accounting Standards

In February 2013, the Financial Accounting Standards Board ("FASB") issued guidance that requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under GAAP that provide additional detail on these amounts. This standard is effective prospectively for reporting periods beginning after December 15, 2012. We adopted this standard effective January 1, 2013. The adoption of this guidance did not have an impact on our consolidated financial position, results of operations or cash flows, as it only expanded disclosures.

In December 2011 and February 2013, the FASB issued guidance that requires entities to disclose both gross and net information about both derivatives and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The objective of the disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. Retrospective presentation for all comparative periods presented is required. We adopted this standard effective January 1, 2013. The adoption of this guidance did not have an impact on our consolidated financial position, results of operations or cash flows, as it only expanded disclosures.

There are currently no new accounting standards that have been issued that will have a significant impact on our consolidated financial position, results of operations or cash flows upon adoption.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our Consolidated Balance Sheets.

Marketing and Trading Commodity Price Risk

We have entered into certain instruments to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory ("LNG Inventory Derivatives") and to hedge the exposure to price risk attributable to future purchases of natural gas to be utilized as fuel to operate the Sabine Pass LNG terminal ("Fuel Derivatives"). We use one-day value at risk ("VaR") with a 95% confidence interval and other methodologies for market risk measurement and control purposes of our LNG Inventory Derivatives and Fuel Derivatives. The VaR is calculated using the Monte Carlo simulation method. The table below provides information about our LNG Inventory Derivatives and Fuel Derivatives that are sensitive to changes in natural gas prices and interest rates as of June 30, 2013.

Hedge Description	Hedge Instrument	Contract Volume (MMBtu)	Price Range ($/MMBtu)	Final Hedge Maturity Date	Fair Value (in thousands)	VaR (in thousands)
LNG Inventory Derivatives	Fixed price natural gas swaps	997,500	$3.690 - $4.319	July 2014	$755	$101
Fuel Derivatives	Fixed price natural gas swaps	912,000	3.559 - 3.903	May 2014	(240)	19

We have entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2013 Liquefaction Credit Facilities ("Interest Rate Derivatives"). In order to test the sensitivity of the fair value of the Interest Rate Derivatives to changes in interest rates, management modeled a 10% change in the forward 1-month LIBOR curve across the full 7-year term of the Interest Rate Derivatives. This 10% change in interest rates resulted in a change in the fair value of the Interest Rate Derivatives of $32.1 million. The table below provides information about our Interest Rate Derivatives that are sensitive to changes in the forward 1-month LIBOR curve as of June 30, 2013.

Hedge Description	Initial Notional Amount (in thousands)	Maximum Notional Amount (in thousands)	Fixed Interest Rate Range (%)	Final Hedge Maturity Date	Fair Value (in thousands)	10% Change in LIBOR (in thousands)
Interest Rate Derivatives - Not Designated	$20.0 million	$3.6 billion	1.99%	May 2020	$78,207	$32,067

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of June 30, 2013, there were no pending legal matters that could reasonably be expected to have a material adverse impact on our consolidated results of operations, financial position or cash flows.
ITEM 5.    OTHER INFORMATION

Compliance Disclosure
Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended June 30, 2013, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Quarterly Report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 ("ITRA"). During the quarter ended June 30, 2013, we did not engage in any transactions with Iran or with persons or entities related to Iran.

Blackstone CQP HoldCo LP ("Blackstone") is a holder of approximately 30% of the outstanding equity interests of Cheniere Partners and has three representatives on Cheniere Partners' Board of Directors. Accordingly, Blackstone may be deemed an "affiliate" of Cheniere Partners, as that term is defined in Exchange Act Rule 12b-2. We have received notice from Blackstone that it may include in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 disclosures pursuant to ITRA regarding several of its portfolio companies that may be deemed to be affiliates of Blackstone, although specific information was not available at the time this quarterly report was filed. Because of the broad definition of "affiliate" in Exchange Act Rule 12b-2, these portfolio companies of Blackstone, through Blackstone's ownership of Cheniere Partners, may also be deemed to be affiliates of ours.

Blackstone has reported that Hilton Worldwide, Inc. affiliates and branded hotels have engaged in the following activities: certain employees of Hilton-branded hotels in the United Arab Emirates received routine wage payments during the reporting period into an account at Bank Melli, a bank on the Specially Designated Nationals and Blocked Persons List (the “SDN List”), for which transactions no revenues or net profits were associated; and a hotel in Malaysia provided rooms to crew members of Mahan Air, an entity on the SDN list, for which Hilton received revenue and net profit of approximately $430. Hilton has reported that the first activity has ceased and that the contract relating to the second activity has been terminated.

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1
Letter Agreement, dated May 28, 2013, by and between Sabine Pass LNG, L.P. and Sabine Pass Liquefaction, LLC (Incorporated by reference to Exhibit 10.1 to Sabine Pass LNG, L.P.'s Quarterly Report on Form 10-Q (SEC File No. 138916), filed on August 2, 2013)

10.2
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-0021 Increase to Insurance Provisional Sum, dated April 17, 2013, (ii) the Change Order CO-0022 Removal of LNG Static Mixer Scope, dated May 8, 2013, (iii) the Change Order CO-0023 Revised LNG Rundown Line, dated May 30, 2013, (iv) the Change Order CO-0024 Reroute Condensate Header, Substation HVAC Stacks, Inlet Metering Station Pile Driving, dated June 11, 2013 and (v) the Change Order CO-0025 Feed Gas Connection Modifications, dated June 11, 2013. (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.4 to Cheniere Energy Partners, L.P.'s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on August 2, 2013)

10.3
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-0001 Electrical Station HVAC Stacks, dated May 30, 2013, (ii) the Change Order CO-0002 Revised LNG Rundown Line, dated May 30, 2013, (iii) the Change Order CO-0003 Currency Provisional Sum Closure, dated May 30, 2013 and (iv) the Change Order CO-0004 Fuel Provisional Sum Closure, dated June 4, 2013. (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.5 to Cheniere Energy Partners, L.P.'s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on August 2, 2013)

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

CHENIERE ENERGY, INC.

By:	/s/ JERRY D. SMITH
Jerry D. Smith Vice President and Chief Accounting Officer (on behalf of the registrant and as principal accounting officer)
Date:	August 2, 2013