Form 10-Q
period 2013-09-30
CHENIERE ENERGY INC
filed 2013-11-08
CIK 3570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2013
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
238,896,010 shares of the registrant’s Common Stock, $0.003 par value, were issued and outstanding as of October 16, 2013.

CHENIERE ENERGY, INC.
TABLE OF CONTENTS

i

PART I.        FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2013	2012
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$374,164	$201,711
Restricted cash and cash equivalents	577,945	520,263
Accounts and interest receivable	26,079	3,486
LNG inventory	14,401	7,045
Prepaid expenses and other	16,471	16,058
Total current assets	1,009,060	748,563

Non-current restricted cash and cash equivalents	828,858	272,924
Property, plant and equipment, net	5,705,567	3,282,305
Debt issuance costs, net	340,856	220,949
Non-current derivative assets	64,309	—
Goodwill	76,819	76,819
Intangible LNG assets	4,366	4,356
Advance under long-term contracts	12,528	—
Other	83,490	33,169
Total assets	$8,125,853	$4,639,085

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$6,345	$74,360
Accrued liabilities	172,015	58,737
Deferred revenue	26,585	26,540
Other	8,292	126
Total current liabilities	213,237	159,763

Long-term debt, net of discount	5,574,195	2,167,113
Non-current derivative liabilities	—	26,424
Long-term deferred revenue	18,500	21,500
Other long-term liabilities	3,572	2,680

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value, 5.0 million shares authorized, none issued	—	—
Common stock, $0.003 par value
Authorized: 480.0 million shares at both September 30, 2013 and December 31, 2012
Issued and outstanding: 238.8 million shares and 223.4 million shares at September 30, 2013 and December 31, 2012, respectively	718	671
Treasury stock: 7.8 million shares and 4.7 million shares at September 30, 2013 and December 31, 2012, respectively, at cost	(128,252)	(39,115)
Additional paid-in-capital	2,382,424	2,168,781
Accumulated deficit	(1,965,677)	(1,592,985)
Accumulated other comprehensive loss	—	(27,351)
Total stockholders' equity	289,213	510,001
Non-controlling interest	2,027,136	1,751,604
Total equity	2,316,349	2,261,605
Total liabilities and equity	$8,125,853	$4,639,085

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues
LNG terminal revenues	$66,735	$65,939	$199,222	$199,269
Marketing and trading revenues	590	(292)	441	(1,641)
Other	385	351	1,130	1,171
Total revenues	67,710	65,998	200,793	198,799

Operating costs and expenses
LNG terminal operating expense	30,098	14,056	76,425	36,606
LNG terminal development expense	11,046	11,721	50,214	54,629
Depreciation, depletion and amortization	15,246	15,233	45,533	47,001
General and administrative expense	57,096	79,427	277,971	120,236
Other	100	78	258	244
Total operating costs and expenses	113,586	120,515	450,401	258,716
Loss from operations	(45,876)	(54,517)	(249,608)	(59,917)

Other income (expense)
Interest expense, net	(52,528)	(45,504)	(134,806)	(159,719)
Loss on early extinguishment of debt	—	—	(80,510)	(15,098)
Derivative gain (loss), net	(22,335)	287	55,706	(288)
Other income (expense)	65	(12,081)	954	(11,500)
Total other expense	(74,798)	(57,298)	(158,656)	(186,605)
Loss before income taxes and non-controlling interest	(120,674)	(111,815)	(408,264)	(246,522)
Income tax provision	(1,809)	(61)	(2,751)	(211)
Net loss	(122,483)	(111,876)	(411,015)	(246,733)
Non-controlling interest	21,659	2,875	38,323	8,277
Net loss attributable to common stockholders	$(100,824)	$(109,001)	$(372,692)	$(238,456)

Net loss per share attributable to common stockholders - basic and diluted	$(0.46)	$(0.52)	$(1.71)	$(1.40)
Weighted average number of common shares outstanding - basic and diluted	220,734	208,712	217,940	170,414

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net loss	$(122,483)	$(111,876)	(411,015)	$(246,733)
Other comprehensive income (loss)
Interest rate cash flow hedges
Loss on settlements retained in other comprehensive income	—	—	(30)	—
Change in fair value of interest rate cash flow hedges	—	(29,676)	21,297	(29,676)
Losses reclassified into earnings as a result of discontinuance of cash flow hedge accounting	—	—	5,973	—
Foreign currency translation	135	153	111	137
Total other comprehensive income (loss)	135	(29,523)	27,351	(29,539)
Comprehensive loss	(122,348)	(141,399)	(383,664)	(276,272)
Comprehensive loss attributable to non-controlling interest	21,659	2,875	36,291	8,277
Comprehensive loss attributable to common stockholders	$(100,689)	$(138,524)	$(347,373)	$(267,995)

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Total Stockholders' (Deficit) Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance—December 31, 2012	223,397	$671	4,727	$(39,115)	$2,168,781	$(1,592,985)	$(27,351)	$1,751,604	$2,261,605
Issuances of stock	23	—	—	—	274	—	—	—	274
Issuances of restricted stock	18,531	56	—	—	(56)	—	—	—	—
Forfeitures of restricted stock	(129)	—	70	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	211,346	—	—	—	211,346
Shares repurchased related to tax withholdings for stock-based compensation	(3,013)	(9)	3,013	(89,137)	9	—	—	—	(89,137)
Tax benefit from stock-based compensation	—	—	—	—	2,070	—	—	—	2,070
Foreign currency translation	—	—	—	—	—	—	111	—	111
Interest rate cash flow hedges	—	—			—		25,207	2,032	27,239
Loss attributable to non-controlling interest	—	—	—	—	—	—	—	(38,323)	(38,323)
Sale of common units to non-controlling interest	—	—	—	—	—	—	2,033	361,869	363,902
Distribution to non-controlling interest	—	—	—	—	—	—	—	(50,046)	(50,046)
Net loss	—	—	—	—	—	(372,692)	—	—	(372,692)
Balance—September 30, 2013	238,809	$718	7,810	$(128,252)	$2,382,424	$(1,965,677)	$—	$2,027,136	$2,316,349

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities
Net loss attributable to common stockholders	$(372,692)	$(238,456)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	45,533	47,001
Loss on early extinguishment of debt	80,510	15,095
Amortization of debt issuance and discount costs	8,590	18,073
Non-cash compensation	202,785	53,961
Non-cash LNG inventory write-downs	27,851	9,763
Non-cash derivative (gain) loss, net	(55,053)	698
Net loss attributable to non-controlling interest	(38,323)	(8,277)
Use of restricted cash and cash equivalents for certain operating activities	113,626	24,139
Crest royalty	—	(13,384)
Other	(2,622)	(2,715)
Changes in operating assets and liabilities:
Accounts and interest receivable	(21,514)	(23,871)
Accounts payable and accrued liabilities	55,043	19,413
LNG inventory, net	(29,071)	(6,308)
Deferred revenue	(2,955)	(3,104)
Prepaid expenses and other	(34,011)	2,993
Net cash used in operating activities	(22,303)	(104,979)

Cash flows from investing activities
LNG terminal and pipeline costs, net	(2,448,690)	(871,167)
Use of restricted cash and cash equivalents for the acquisition of property, plant and equipment	2,466,613	1,352,656
Investment in Cheniere Partners	(11,122)	(534,940)
Other	(26,471)	(21,596)
Net cash provided by (used in) investing activities	(19,670)	(75,047)

Cash flows from financing activities
Proceeds from Sabine Pass Liquefaction Senior Notes, net	3,012,500	—
Proceeds from CTPL Credit Facility, net	391,978	—
Proceeds from sale of common units by Cheniere Partners	364,775	205,174
Proceeds from 2013 Liquefaction Credit Facilities	100,000	—
Proceeds from sale of common stock, net	274	1,200,717
Proceeds from sales of Class B units by Cheniere Partners	(3)	887,563
Investment in restricted cash and cash equivalents	(3,182,735)	(1,425,209)
Repurchases and prepayments of debt	—	(776,514)
Debt issuance and deferred financing costs	(235,250)	(210,828)
Proceeds from (repayment of) 2012 Liquefaction Credit Facility	(100,000)	100,000
Distributions to non-controlling interest	(50,046)	(24,628)
Payments related to tax withholdings for stock-based compensation	(89,137)	(20,414)
Excess tax benefit from stock-based compensation	2,070	—
Net cash used in financing activities	214,426	(64,139)

Net increase (decrease) in cash and cash equivalents	172,453	(244,165)
Cash and cash equivalents—beginning of period	201,711	459,160
Cash and cash equivalents—end of period	$374,164	$214,995

 The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—ORGANIZATION AND NATURE OF OPERATIONS

Cheniere Energy, Inc., a Delaware corporation, is a Houston-based energy company primarily engaged in liquefied natural gas ("LNG") related businesses. We own and operate the Sabine Pass liquefied natural gas ("LNG") terminal in Louisiana through our 57.9% ownership interest in and management agreements with Cheniere Energy Partners, L.P. ("Cheniere Partners") (NYSE MKT: CQP), which is a publicly traded partnership that we created in 2007.  The Sabine Pass LNG terminal is located on the Sabine Pass deep water shipping channel less than four miles from the Gulf Coast. The Sabine Pass LNG terminal has regasification facilities owned by Cheniere Partners' wholly owned subsidiary, Sabine Pass LNG, L.P. ("Sabine Pass LNG") that includes existing infrastructure of five LNG storage tanks with capacity of approximately 16.9 Bcfe, two docks that can accommodate vessels with capacity of up to 265,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d.

Cheniere Partners is developing natural gas liquefaction facilities (the "Liquefaction Project") at the Sabine Pass LNG terminal adjacent to the existing regasification facilities through a wholly owned subsidiary, Sabine Pass Liquefaction, LLC ("Sabine Pass Liquefaction"). We plan to construct up to six Trains, which are in various stages of development. Each Train is expected to have nominal production capacity of approximately 4.5 million tonnes per annum ("mtpa") of LNG.

In May 2013, we sold our ownership interests in Cheniere Creole Trail Pipeline, L.P. ("CTPL") and Cheniere Pipeline GP Interests, LLC (collectively, the "Creole Trail Pipeline Business") to Cheniere Partners for $480.0 million and were reimbursed $13.9 million for certain expenditures incurred prior to the closing date.  Concurrent with the Creole Trail Pipeline Business sale closing, we acquired 12.0 million Class B units from Cheniere Partners for aggregate consideration of $180.0 million pursuant to a unit purchase agreement between Cheniere Partners and Cheniere Class B Units Holdings, LLC, our wholly owned subsidiary.  As a result of the two transactions, we received net cash of $313.9 million.

Approximately one-half of the receiving capacity at the Sabine Pass LNG terminal is contracted to two multinational energy companies. The other half is held by Sabine Pass Liquefaction for use in connection with the Liquefaction Project. One of our wholly owned subsidiaries, Cheniere Marketing, LLC ("Cheniere Marketing"), markets LNG on its own behalf, and through a series of agreements, has the right to utilize the regasification capacity held by Sabine Pass Liquefaction during the construction phase of the Liquefaction Project. Cheniere Marketing also holds a 104.0 million MMBtu per year LNG sale and purchase agreement ("SPA") with Sabine Pass Liquefaction under which it has the right to purchase LNG from Sabine Pass Liquefaction for a tiered incentive-based fee.

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

Results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2013.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 3—RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents consist of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets.
Amounts that are designated as restricted cash and cash equivalents are contractually restricted as to usage or withdrawal and will not become available to us as cash and cash equivalents. For these amounts, we have presented increases and decreases as "Investments in (uses of) of restricted cash and cash equivalents" in our Consolidated Statement of Cash Flows. These amounts that represent non-cash transactions within our Consolidated Statement of Cash Flows present the effect of sources and uses of restricted cash and cash equivalents as they relate to the changes to assets and liabilities in our Consolidated Balance Sheets. This presentation does not impact the total amount of operating, investing or financing cash flows related to these items, however , they are presented on a gross basis within each of those categories so as to reconcile the change in non-cash activity that occurs on the balance sheet from period to period.

Restricted cash and cash equivalents include the following:

Sabine Pass LNG Senior Notes Debt Service Reserve

Sabine Pass LNG, L.P. ("Sabine Pass LNG") has consummated private offerings of an aggregate principal amount of $1,665.5 million, before discount, of Senior Secured Notes due 2016 (the "2016 Notes") and $420.0 million of Senior Secured Notes due 2020 (the "2020 Notes") (See Note 8—"Long-Term Debt"). Collectively, the 2016 Notes and the 2020 Notes are referred to as the "Sabine Pass LNG Senior Notes." Under the indentures governing the Sabine Pass LNG Senior Notes (the "Sabine Pass LNG Indentures"), except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied, including that there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass LNG Indentures.

As of September 30, 2013 and December 31, 2012, we classified $53.0 million and $17.4 million, respectively, as current restricted cash and cash equivalents for the payment of interest due within twelve months. As of both September 30, 2013 and December 31, 2012, we classified the permanent debt service reserve fund of $76.1 million as non-current restricted cash and cash equivalents. These cash accounts are controlled by a collateral trustee, and, therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

Liquefaction Reserve

In July 2012, Sabine Pass Liquefaction closed on a $3.6 billion senior secured credit facility (the "2012 Liquefaction Credit Facility"). In February and April 2013, Sabine Pass Liquefaction entered into $2.0 billion, before premium, of Senior Secured Notes due in 2021 (the "2021 Sabine Pass Liquefaction Senior Notes") and $1.0 billion of Senior Secured Notes due in 2023 (the "2023 Sabine Pass Liquefaction Senior Notes" and collectively with the 2021 Sabine Pass Liquefaction Senior Notes, the "Sabine Pass Liquefaction Senior Notes"). In May 2013, Sabine Pass Liquefaction closed four credit facilities aggregating $5.9 billion (collectively the "2013 Liquefaction Credit Facilities"), which amended and restated the 2012 Liquefaction Credit Facility. See Note 8—"Long-Term Debt". Under the terms and conditions of the 2012 Liquefaction Credit Facility and the 2013 Liquefaction Credit Facilities, Sabine Pass Liquefaction is required to deposit all cash received into collateral accounts controlled by a collateral trustee. Therefore, all of Sabine Pass Liquefaction's cash and cash equivalents are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets. As of September 30, 2013 and December 31, 2012, we classified $133.5 million and $75.1 million, respectively, as current restricted cash and cash equivalents held by Sabine Pass Liquefaction for the payment of current liabilities related to the Liquefaction Project, and $665.1 million and $196.3 million, respectively, as non-current restricted cash and cash equivalents held by Sabine Pass Liquefaction for future Liquefaction Project construction costs.

CTPL Reserve

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

In May 2013, CTPL entered into a $400.0 million term loan facility (the "CTPL Credit Facility"). As of September 30, 2013, we classified $23.5 million and $87.2 million as current and non-current restricted cash and cash equivalents, respectively, held by CTPL because such funds may only be used for modifications of the Creole Trail Pipeline in order to enable bi-directional natural gas flow and for the payment of interest during construction of such modifications.

Other Restricted Cash and Cash Equivalents

As of September 30, 2013 and December 31, 2012, $339.9 million and $419.3 million, respectively, of cash and cash equivalents were held by Sabine Pass LNG and Cheniere Partners that are considered restricted to Cheniere.  As of September 30, 2013 and December 31, 2012, $28.0 million and $8.5 million, respectively, had been classified as current restricted cash and cash equivalents on our Consolidated Balance Sheets due to various other contractual restrictions. As of both September 30, 2013 and December 31, 2012, $0.5 million had been classified as non-current restricted cash and cash equivalents due to various other contractual restrictions on our Consolidated Balance Sheets.

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of LNG terminal costs and fixed assets and other, as follows (in thousands):

	September 30,	December 31,
	2013	2012
LNG terminal costs
LNG terminal	$2,233,748	$2,233,595
LNG terminal construction-in-process	3,735,876	1,269,798
LNG site and related costs, net	5,766	5,398
Accumulated depreciation	(278,071)	(235,275)
Total LNG terminal costs, net	5,697,319	3,273,516

Fixed assets and other
Computer and office equipment	7,808	7,014
Furniture and fixtures	4,167	4,057
Computer software	13,125	13,012
Leasehold improvements	7,226	6,989
Other	7,552	6,844
Accumulated depreciation	(31,630)	(29,127)
Total fixed assets, net	8,248	8,789
Property, plant and equipment, net	$5,705,567	$3,282,305

LNG Terminal Costs

Depreciation expense related to the Sabine Pass LNG terminal totaled $14.4 million and $14.5 million for the three months ended September 30, 2013 and 2012, respectively. Depreciation expense related to the Sabine Pass LNG terminal totaled $43.0 million for each of the nine months ended September 30, 2013 and 2012.

In June 2012, we began capitalizing costs associated with Train 1 and Train 2 of the Liquefaction Project, and in May 2013, we began capitalizing costs associated with Train 3 and Train 4 of the Liquefaction Project. For the three months ended September 30, 2013 and 2012, we capitalized $30.2 million and $14.0 million of interest expense related to the construction of the Liquefaction Project, respectively. For the nine months ended September 30, 2013 and 2012, we capitalized $125.0 million and $14.0 million of interest expense related to the construction of the Liquefaction Project, respectively.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Fixed Assets and Other

Depreciation expense related to our fixed assets and other totaled $0.8 million for each of the three months ended September 30, 2013 and 2012. Depreciation expense related to our fixed assets and other totaled $2.5 million and $3.6 million for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 5—VARIABLE INTEREST ENTITY

Cheniere Energy Partners

Cheniere Partners is a master limited partnership formed by us to own and operate the Sabine Pass LNG terminal and related assets. As of September 30, 2013, we owned 57.9% of Cheniere Partners in the form of 12.0 million common units, 45.3 million Class B units, 135.4 million subordinated units and a 2% general partner interest. Cheniere Energy Partners GP, LLC ("Cheniere Partners GP"), our wholly owned subsidiary, is the general partner of Cheniere Partners. In May 2012, Cheniere Partners, Cheniere and Blackstone entered into the Blackstone Unit Purchase Agreement whereby Cheniere Partners agreed to sell to Blackstone in a private placement 100.0 million Class B units at a price of $15.00 per Class B unit. In August 2012, all conditions to funding were met and Blackstone purchased its initial 33.3 million Class B units, and as of December 31, 2012, Blackstone had purchased the remaining 66.7 million Class B units. At initial funding, the board of directors of Cheniere Partners GP was modified to include three directors appointed by Blackstone, four directors appointed by us and four independent directors mutually agreed by Blackstone and us and appointed by us. In addition, we have provided Blackstone with a right to maintain one board seat on our board of directors. A quorum consists of a majority of all directors, including at least two directors appointed by Blackstone, two directors appointed by us and two independent directors. Blackstone will no longer be entitled to appoint directors in the event that Blackstone's ownership in Cheniere Partners is less than: (i) 20% of outstanding common units, subordinated units and Class B units, and (ii) 50.0 million Class B units.

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

NOTE 6—NON-CONTROLLING INTEREST

Cheniere Partners financial statements are consolidated in our consolidated financial statements and we record the partnership's other partners' equity as a non-controlling interest. The following table sets forth the components of our non-controlling interest balance since inception attributable to third-party investors’ interests at September 30, 2013 (in thousands):

Net proceeds from Cheniere Partners’ issuance of common units (1)	$719,572
Net proceeds from CLNGH’s sale of Cheniere Partners common units (2)	203,946
Distributions to Cheniere Partners’ non-controlling interest	(207,396)
Net proceeds from Cheniere Partners' issuance of Class B units (3)	1,387,339
Non-controlling interest share of loss of Cheniere Partners	(76,325)
Non-controlling interest at September 30, 2013	$2,027,136

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

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

(3)
In May 2012, Cheniere Partners, Cheniere and Blackstone CQP Holdco LP ("Blackstone") entered into a unit purchase agreement (the "Blackstone Unit Purchase Agreement") whereby Cheniere Partners agreed to sell to Blackstone in a private placement 100.0 million Class B units of Cheniere Partners ("Class B units") at a price of $15.00 per Class B unit. Cheniere Partners had issued and sold all 100.0 million Class B units to Blackstone as of December 31, 2012. See Note 5—"Variable Interest Entity".

NOTE 7—ACCRUED LIABILITIES

As of September 30, 2013 and December 31, 2012, accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Accrued interest expense and related fees	$97,758	$16,327
Payroll	25,693	6,369
LNG liquefaction costs	33,956	27,919
LNG terminal costs	1,650	977
Other accrued liabilities	12,958	7,145
Accrued liabilities	$172,015	$58,737

NOTE 8—LONG-TERM DEBT

As of September 30, 2013 and December 31, 2012, our long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Long-term debt
2016 Notes	$1,665,500	$1,665,500
2020 Notes	420,000	420,000
2021 Sabine Pass Liquefaction Senior Notes	2,000,000	—
2023 Sabine Pass Liquefaction Senior Notes	1,000,000	—
2012 Liquefaction Credit Facility	—	100,000
2013 Liquefaction Credit Facilities	100,000	—
CTPL Credit Facility	400,000	—
Total long-term debt	5,585,500	2,185,500
Long-term debt premium (discount)
2016 Notes	(14,866)	(18,387)
2021 Sabine Pass Liquefaction Senior Notes	11,897	—
CTPL Credit Facility	(8,336)	—
Total long-term debt, net	$5,574,195	$2,167,113

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Sabine Pass LNG Senior Notes

As of September 30, 2013 and December 31, 2012, Sabine Pass LNG had an aggregate principal amount of $1,665.5 million, before discount, of the 2016 Notes and $420.0 million of the 2020 Notes outstanding. Borrowings under the 2016 Notes and 2020 Notes bear interest at a fixed rate of 7.50% and 6.50%, respectively. The terms of the 2016 Notes and the 2020 Notes are substantially similar. Interest on the 2016 Notes is payable semi-annually in arrears on May 30 and November 30 of each year. Interest on the 2020 Notes is payable semi-annually in arrears on May 1 and November 1 of each year. Subject to permitted liens, the Sabine Pass LNG Senior Notes are secured on a first-priority basis by a security interest in all of Sabine Pass LNG's equity interests and substantially all of its operating assets.

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

Under the Sabine Pass LNG Indentures, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass LNG Indentures. During the three months ended September 30, 2013 and 2012, Sabine Pass LNG made distributions of $93.0 million and $36.2 million, respectively, after satisfying all the applicable conditions in the Sabine Pass LNG Indentures. During the nine months ended September 30, 2013 and 2012, Sabine Pass LNG made distributions of $242.1 million and $182.9 million, respectively, after satisfying all the applicable conditions in the Sabine Pass LNG Indentures.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

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

In connection with the issuances of the Sabine Pass Liquefaction Senior Notes, Sabine Pass Liquefaction also entered into registration rights agreements (the "Liquefaction Registration Rights Agreements"). Under the Liquefaction Registration Rights Agreements, Sabine Pass Liquefaction has agreed to use commercially reasonable efforts to file with the SEC and cause to become effective registration statements relating to an offer to exchange the Sabine Pass Liquefaction Senior Notes for a like aggregate principal amount of SEC-registered notes with terms identical in all material respects to the 2021 Sabine Pass Liquefaction Senior Notes and 2023 Sabine Pass Liquefaction Senior Notes (other than with respect to restrictions on transfer or to any increase in annual interest rate) within 360 days after February 1, 2013 for $1.5 billion of the 2021 Sabine Pass Liquefaction Senior Notes and within 295 days after April 16, 2013 for $500.0 million of the 2021 Sabine Pass Liquefaction Senior Notes and all of the 2023 Sabine Pass Liquefaction Senior Notes. Under specified circumstances, Sabine Pass Liquefaction may be required to file a shelf registration statement to cover resales of the Sabine Pass Liquefaction Senior Notes. If Sabine Pass Liquefaction fails to satisfy these obligations, Sabine Pass Liquefaction may be required to pay additional interest to holders of the Sabine Pass Liquefaction Senior Notes under certain circumstances.

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

2012 Liquefaction Credit Facility

In July 2012, Sabine Pass Liquefaction entered into the $3.6 billion 2012 Liquefaction Credit Facility with a syndicate of lenders. The 2012 Liquefaction Credit Facility was intended to be used to fund a portion of the costs of developing, constructing and placing into operation Train 1 and Train 2 of the Liquefaction Project. In May 2013, the 2012 Liquefaction Credit Facility was amended and restated with the 2013 Liquefaction Credit Facilities and $100.0 million of outstanding borrowings under the 2012 Liquefaction Credit Facility were repaid in full.

The 2012 Liquefaction Credit Facility had a maturity date of the earlier of July 31, 2019 or the second anniversary of the completion date of Train 1 and Train 2 of the Liquefaction Project, as defined in the 2012 Liquefaction Credit Facility. Borrowings under the 2012 Liquefaction Credit Facility could have been refinanced, in whole or in part, at any time without premium or penalty, except for interest rate hedging and interest rate breakage costs. Sabine Pass Liquefaction made a $100.0 million borrowing under the 2012 Liquefaction Credit Facility in August 2012 after meeting the required conditions precedent.

Borrowings under the 2012 Liquefaction Credit Facility bore interest at a variable rate equal to, at Sabine Pass Liquefaction's election, LIBOR or the base rate, plus the applicable margin. The applicable margin for LIBOR loans was 3.50% during construction and 3.75% during operations. Interest on LIBOR loans was due and payable at the end of each LIBOR period. The 2012 Liquefaction Credit Facility required Sabine Pass Liquefaction to pay certain up-front fees to the agents and lenders in the aggregate amount of approximately $178 million and provided for a commitment fee calculated at a rate per annum equal to 40% of the applicable margin for LIBOR loans, multiplied by the average daily amount of the undrawn commitment. Annual administrative fees were also required to be paid to the agent and the trustee. The principal of loans made under the 2012 Liquefaction Credit Facility had to be repaid in quarterly installments, commencing with the last day of the first calendar quarter ending at least three months following the completion of Train 1 and Train 2 of the Liquefaction Project. Scheduled repayments were based upon an 18-year amortization profile, with the remaining balance due upon the maturity of the 2012 Liquefaction Credit Facility.

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

The 2012 Liquefaction Credit Facility contained conditions precedent for the second borrowing and any subsequent borrowings, as well as customary affirmative and negative covenants. The obligations of Sabine Pass Liquefaction under the 2012 Liquefaction Credit Facility were secured by substantially all of the assets of Sabine Pass Liquefaction as well as all of the membership interests in Sabine Pass Liquefaction, and a security interest in Cheniere Partners' rights under its Unit Purchase Agreement with Blackstone CQP Holdco LP dated May 14, 2012 on a pari passu basis with the Sabine Pass Liquefaction Senior Notes.

Under the terms of the 2012 Liquefaction Credit Facility, Sabine Pass Liquefaction was required to hedge not less than 75% of the variable interest rate exposure of its projected outstanding borrowings, calculated on a weighted average basis in comparison to its anticipated draw of principal. See Note 9—"Financial Instruments".

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

In February 2013, Sabine Pass Liquefaction issued the 2021 Sabine Pass Liquefaction Senior Notes to refinance a portion of the 2012 Liquefaction Credit Facility, and a portion of available commitments pursuant to the 2012 Liquefaction Credit Facility was suspended. In April 2013, Sabine Pass Liquefaction issued an aggregate principal amount of $500.0 million of additional 2021 Sabine Pass Liquefaction Senior Notes and $1.0 billion of 2023 Sabine Pass Liquefaction Senior Notes, and as a result, approximately $1.4 billion of commitments under the 2012 Liquefaction Credit Facility were terminated. The termination of these commitments in April 2013 and the amendment and restatement of the 2012 Liquefaction Credit Facility with the 2013 Liquefaction Credit Facilities in May 2013 resulted in a write-off of debt issuance costs associated with the 2012 Liquefaction Credit Facility of zero and $80.5 million in the three and nine months ended September 30, 2013, respectively.

CTPL Credit Facility
In May 2013, CTPL entered into the CTPL Credit Facility, which will be used to fund modifications to the Creole Trail Pipeline and for general business purposes. CTPL incurred $10.0 million of direct lender fees that were recorded as a debt discount. The CTPL Credit Facility matures in 2017 when the full amount of the outstanding principal obligations must be repaid. CTPL's loans may be repaid, in whole or in part, at any time without premium or penalty. As of September 30, 2013, CTPL had borrowed the full amount of $400.0 million available under the CTPL Credit Facility.

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

The CTPL Credit Facility contains customary affirmative and negative covenants. The obligations of CTPL under the CTPL Credit Facility are secured by a first priority lien on substantially all of the personal property of CTPL and all of the general partner and limited partner interests in CTPL.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

The following table (in thousands) shows the fair value of our derivative assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, which are classified as other current assets, other current liabilities and other non-current liabilities in our Consolidated Balance Sheets.

	Fair Value Measurements as of
	September 30, 2013				December 31, 2012
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
LNG Inventory Derivatives asset	$—	$186	$—	$186	$—	$237	$—	$237
Fuel Derivatives (liability)	—	(283)	—	(283)	—	(98)	—	(98)
Interest Rate Derivatives asset (liability)	—	56,039	—	56,039	—	(26,424)	—	(26,424)

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

The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments in instances where our Fuel Derivatives or our LNG Inventory Derivatives are in an asset position. Our commodity derivative transactions are executed through over-the-counter contracts which are subject to nominal credit risk as these transactions are settled on a daily margin basis with investment grade financial institutions. We are required by these financial institutions to use margin deposits as credit support for our commodity derivative activities.  Collateral of $6.1 million and $5.9 million deposited for such contracts, which has not been reflected in the derivative fair value tables, is included in the other current assets balance as of September 30, 2013, and December 31, 2012, respectively.

The following table (in thousands) shows the fair value and location of our LNG Inventory Derivatives and Fuel Derivatives on our Consolidated Balance Sheets:

		Fair Value Measurements as of
	Balance Sheet Location	September 30, 2013	December 31, 2012
LNG Inventory Derivatives asset	Prepaid expenses and other	$186	$237
Fuel Derivatives (liability)	Prepaid expenses and other	(283)	(98)

The following table (in thousands) shows the changes in the fair value and settlements of our LNG Inventory Derivatives and Fuel Derivatives recorded in marketing and trading revenues (losses) on our Consolidated Statements of Operations during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
LNG Inventory Derivatives gain (loss)	$14	$(265)	$(394)	$599
Fuel Derivatives loss	(57)	—	(57)	—

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

The following table (in thousands) shows the changes in the fair value and settlements of our LNG Inventory Derivatives and Fuel Derivatives recorded in derivative gain (loss), net on our Consolidated Statements of Operations during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
LNG Inventory Derivatives gain	$201	$—	$976	$—
Fuel Derivatives gain (loss)	(55)	287	(3)	(288)

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

Sabine Pass Liquefaction designated the Interest Rate Derivatives entered into in August 2012 as hedging instruments which was required in order to qualify for cash flow hedge accounting. As a result of this cash flow hedge designation, we recognized the Interest Rate Derivatives entered into in August 2012 as an asset or liability at fair value, and reflected changes in fair value through other comprehensive income in our Consolidated Statements of Comprehensive Loss. Any hedge ineffectiveness associated with the Interest Rate Derivatives entered into in August 2012 was recorded immediately as derivative gain (loss) in our Consolidated Statements of Operations. The realized gain (loss) on the Interest Rate Derivatives entered into in August 2012 was recorded as an (increase) decrease in interest expense on our Consolidated Statements of Operations to the extent not capitalized as part of the Liquefaction Project. The effective portion of the gains or losses on our Interest Rate Derivatives entered into in August 2012 recorded in other comprehensive income would have been reclassified to earnings as interest payments on the 2012 Liquefaction Credit Facility impact earnings. In addition, amounts recorded in other comprehensive income are also reclassified into earnings if it becomes probable that the hedged forecasted transaction will not occur.

Sabine Pass Liquefaction did not elect to designate the Interest Rate Derivatives entered into in June 2013 as cash flow hedging instruments, and changes in fair value are recorded as derivative gain (loss), net within the Consolidated Statements of Operations.

During the first quarter of 2013, we determined that it was no longer probable that the forecasted variable interest payments on the 2012 Liquefaction Credit Facility would occur in the time period originally specified based on the continued development of our financing strategy for the Liquefaction Project, and, in particular, the Sabine Pass Liquefaction Senior Notes described in Note 8—"Long-Term Debt". As a result, all of the Interest Rate Derivatives entered into in August 2012 were no longer effective hedges, and the remaining portion of hedge relationships that were designated cash flow hedges as of December 31, 2012, were de-designated as of February 1, 2013. For de-designated cash flow hedges, changes in fair value prior to their de-designation date were recorded as other comprehensive income (loss) within the Consolidated Balance Sheets, and changes in fair value subsequent to their de-designation date were recorded as derivative gain (loss) within the Consolidated Statements of Operations.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

At September 30, 2013, Sabine Pass Liquefaction had the following Interest Rate Derivatives outstanding:

	Initial Notional Amount	Maximum Notional Amount	Effective Date	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
Interest Rate Derivatives - Not Designated	$20.0 million	$2.9 billion	August 14, 2012	July 31, 2019	1.98%	One-month LIBOR
Interest Rate Derivatives - Not Designated	—	$671.0 million	June 5, 2013	May 28, 2020	2.05%	One-month LIBOR

The following table (in thousands) shows the fair value of our Interest Rate Derivatives:

		Fair Value Measurements as of
	Balance Sheet Location	September 30, 2013	December 31, 2012
Interest Rate Derivatives - Not Designated	Non-current derivative assets	$64,309	$—
Interest Rate Derivatives - Designated	Non-current derivative liabilities	—	21,290
Interest Rate Derivatives - Not Designated	Other current liabilities	8,270	—
Interest Rate Derivatives - Not Designated	Non-current derivative liabilities	—	5,134

The following table (in thousands) details the effect of our Interest Rate Derivatives included in OCI and AOCI for the three months ended September 30, 2013 and 2012:

	Gain (Loss) in Other Comprehensive Income		Gain (Loss) Reclassified from AOCI into Interest Expense (Effective Portion)		Losses Reclassified into Earnings as a Result of Discontinuance of Cash Flow Hedge Accounting
	2013	2012	2013	2012	2013	2012
Interest Rate Derivatives - Designated	$—	$(29,676)	$—	$—	$—	$—

The following table (in thousands) details the effect of our Interest Rate Derivatives included in OCI and AOCI for the nine months ended September 30, 2013 and 2012:

	Gain (Loss) in Other Comprehensive Income		Gain (Loss) Reclassified from AOCI into Interest Expense (Effective Portion)		Losses Reclassified into Earnings as a Result of Discontinuance of Cash Flow Hedge Accounting
	2013	2012	2013	2012	2013	2012
Interest Rate Derivatives - Designated	$21,297	$(29,676)	$—	$—	$(5,806)	$—
Interest Rate Derivatives - Settlements	(30)	—	—	—	(167)	—

The following table (in thousands) shows the changes in the fair value of our Interest Rate Derivatives - Not Designated recorded in derivative gain (loss), net on our Consolidated Statements of Operations during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest Rate Derivatives - Not Designated gain (loss)	$(22,481)	$—	$60,707	$—

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Balance Sheet Presentation

Our commodity and interest rate derivatives are presented on a net basis on our Consolidated Balance Sheets as described above. The following table (in thousands) shows the fair value of our derivatives outstanding on a gross and net basis:

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
Offsetting Derivative Assets (Liabilities)				Derivative Instrument	Cash Collateral Received (Paid)	Net Amount
As of September 30, 2013:
Fuel Derivatives	$(283)	$(283)	$—	$—	$—	$—
LNG Inventory Derivatives	186		186	—	—	186
Interest Rate Derivatives - Not Designated	64,309	—	64,309	—	—	64,309
Interest Rate Derivatives - Not Designated	(8,270)	—	(8,270)	—	—	(8,270)
As of December 31, 2012:
Fuel Derivatives	(98)	(98)	—	—	—	—
LNG Inventory Derivatives	237	—	237	—	—	237
Interest Rate Derivatives - Designated	(21,290)	—	(21,290)	—	—	(21,290)
Interest Rate Derivatives - Not Designated	(5,134)	—	(5,134)	—	—	(5,134)

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
Other Financial Instruments (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2016 Notes, net of discount (1)	$1,650,634	$1,811,570	$1,647,113	$1,824,177
2020 Notes (1)	420,000	425,250	420,000	437,850
2021 Sabine Pass Liquefaction Senior Notes (1)	2,011,897	1,951,540	—	—
2023 Sabine Pass Liquefaction Senior Notes (1)	1,000,000	952,500	—	—
2012 Liquefaction Credit Facility (2)	—	—	100,000	100,000
2013 Liquefaction Credit Facilities (2)	100,000	100,000	—	—
CTPL Credit Facility (3)	391,665	400,000	—	—

(1)
The Level 2 estimated fair value was based on quotations obtained from broker-dealers who make markets in these and similar instruments based on the closing trading prices on September 30, 2013 and December 31, 2012, as applicable.

(2)
The Level 3 estimated fair value approximates the carrying amount because the interest rates are variable and reflective of market rates and Sabine Pass Liquefaction has the ability to call this debt at anytime without penalty.

(3)
The Level 3 estimated fair value approximates the principal amount because the interest rates are variable and reflective of market rates and CTPL has the ability to call this debt at anytime without penalty.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 10—INCOME TAXES

We are not presently a taxpayer for federal or state income tax purposes and have not recorded a net liability for federal or state income taxes in any of the periods included in the accompanying financial statements. However, we are presently an international taxpayer and have recorded a net expense of $1.8 million and $0.1 million for international income taxes for the three months ended September 30, 2013 and 2012, respectively. We recorded a net expense of $2.8 million and $0.2 million for international income taxes for the nine months ended September 30, 2013 and 2012, respectively.

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

The following table reconciles basic and diluted weighted average common shares outstanding for the three and nine months ended September 30, 2013 and 2012 (in thousands except for loss per share):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Weighted average common shares outstanding:
Basic	220,734	208,712	217,940	170,414
Dilutive common stock options (1)	—	—	—	—
Diluted	220,734	208,712	217,940	170,414

Basic and diluted net loss per share attributable to common stockholders	$(0.46)	$(0.52)	$(1.71)	$(1.40)

(1)
Stock options and unvested stock of 18.3 million shares and 16.5 million shares representing securities that could potentially dilute basic EPS in the future were not included in the diluted net loss per share computations for the three and nine months ended September 30, 2013, respectively, because they would have been anti-dilutive. Stock options and unvested stock of 5.6 million shares and 3.1 million shares representing securities that could potentially dilute basic EPS in the future were not included in the diluted net loss per share computations for the three and nine months ended September 30, 2012, respectively, because they would have been anti-dilutive.

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

For the three months ended September 30, 2013 and 2012, the total share-based compensation expense recognized in our net loss (net of capitalization) was $26.7 million and $49.8 million, respectively. For the nine months ended September 30, 2013 and 2012, the total share-based compensation expense recognized in our net loss (net of capitalization) was $202.8 million and $54.0 million, respectively.  For the three months ended September 30, 2013 and 2012, the total share-based compensation cost capitalized as part of the cost of capital assets was $1.3 million and $2.2 million, respectively. For the nine months ended September 30, 2013 and 2012, the total share-based compensation cost capitalized as part of the cost of capital assets was $8.6 million and $2.2 million, respectively.

The total unrecognized compensation cost at September 30, 2013 relating to non-vested share-based compensation arrangements granted under the 1997 Plan, 2003 Plan and 2011 Plan was $283.7 million. That cost is expected to be recognized over 5.5 years, with a weighted average period of 3.4 years.

We received $0.3 million of proceeds from the exercise of stock options in the three and nine months ended September 30, 2013 and $0.8 million of proceeds from the exercise of stock options in the three and nine months ended September 30, 2012.

Long-Term Commercial Bonus Awards for Train 3 and Train 4 under the 2011-2013 Bonus Plan

On December 12, 2012, pursuant to the 2011-2013 Bonus Plan, the Compensation Committee approved a Long-Term Bonus Pool for 2012 for all employees of the Company consisting of a total of 18 million shares of restricted stock. The Long-Term Commercial Bonus Awards for Train 3 and Train 4 of the Liquefaction Project were granted to employees in February 2013 under the 2003 Plan and 2011 Plan. A portion of each employee's Long-Term Commercial Bonus Award for Train 3 and Train 4 of the Liquefaction Project was granted as a milestone award ("Milestone Award"), with vesting of the Milestone Award conditional on certain performance milestones relating to financing and constructing Train 3 and Train 4 of the Liquefaction Project, and a portion was granted as a stock price award ("Stock Price Award"), with vesting of the Stock Price Award conditional on the achievement of minimum average Company stock price hurdles.

On May 22, 2013, the $25 stock price hurdle was achieved. Following certification by a subcommittee of the compensation committee, fifty percent (50%) of the Stock Price Awards vested. The remaining Stock Price Awards will vest if the average 120-day closing stock price of the Company is $35.

On May 28, 2013, the first performance milestone was achieved when Sabine Pass Liquefaction closed the financing, and issued notice to proceed with construction under the engineering, procurement and construction contract for the construction of Train 3 and Train 4 of the Liquefaction Project (the "EPC Contract (Train 3 and Train 4)"). Following certification of the achievement of the performance milestone by a subcommittee of the compensation committee, thirty percent (30%) of the Milestone Awards vested. The remaining Milestone Awards will vest based on the achievement of the following performance milestones:

•	20% upon payment of 60% of the original contract price of the EPC Contract (Train 3 and Train 4);

•	20% upon substantial completion, as defined in the EPC Contract (Train 3 and Train 4), of Train 4 of the Liquefaction Project; and

•	30% on the first anniversary of substantial completion of Train 4 of the Liquefaction Project.

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

Our LNG terminal business segment consists of the operational Sabine Pass LNG terminal, approximately 57.9% owned (at September 30, 2013), located on the Sabine Pass deep water shipping channel less than four miles from the Gulf Coast, and two other LNG terminals that are in various stages of development at the following locations: Corpus Christi LNG, 100% owned, near Corpus Christi, Texas; and Creole Trail LNG, 100% owned, at the mouth of the Calcasieu Channel in central Cameron Parish, Louisiana. The Sabine Pass LNG terminal includes existing infrastructure of five LNG storage tanks with capacity of approximately 16.9 Bcfe, two docks that can accommodate vessels with capacity of up to 265,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d, and pipeline facilities interconnecting the Sabine Pass LNG terminal with a number of large interstate pipelines. Cheniere Partners is currently developing the Liquefaction Project at the Sabine Pass LNG terminal adjacent to the existing regasification facilities. During the fourth quarter of 2012, we merged our natural gas pipeline business segment into our LNG terminal business segment because we were no longer developing or making resource allocation decisions on other pipeline projects not primarily related to our LNG terminals. We have adjusted the corresponding items of segment information for 2012 to reflect this change.

Our LNG and natural gas marketing business segment consists of Cheniere Marketing marketing LNG and natural gas on its own behalf and on behalf of Cheniere Partners in an effort to utilize the receiving capacity held at the Sabine Pass LNG terminal during construction of the Liquefaction Project.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

The following table summarizes revenues, net income (loss) from operations and total assets for each of our operating segments (in thousands):

	Segments
	LNG Terminal	LNG & Natural Gas Marketing		Corporate and Other (1)	Total Consolidation
As of or for the Three Months Ended September 30, 2013
Revenues (2)	$67,558	$16,470		$(16,318)	$67,710
Intersegment revenues (losses) (3) (4)	820	15,880		(16,700)	—
Depreciation, depletion and amortization	14,581	251		414	15,246
Non-cash compensation	3,148	4,594		20,197	27,939
Income (loss) from operations	(49,600)	2,919		805	(45,876)
Interest expense, net	(55,378)	—		2,850	(52,528)
Income (loss) before income taxes and non-controlling interest	(127,202)	2,515		4,013	(120,674)
Goodwill	76,819	—		—	76,819
Total assets	7,719,551	63,756		342,546	8,125,853
Expenditures for additions to long-lived assets	852,847	61		389	853,297

As of or for the Three Months Ended September 30, 2012
Revenues (2)	$69,868	$2,661	—	$(6,531)	$65,998
Intersegment revenues (losses) (3) (4)	3,929	2,953		(6,882)	—
Depreciation, depletion and amortization	14,566	256		411	15,233
Non-cash compensation	6,505	9,256		36,104	51,865
Loss from operations	(16,446)	(16,462)		(21,609)	(54,517)
Interest expense, net	(55,333)	12		9,817	(45,504)
Income (loss) before income taxes and non-controlling interest	(71,335)	418,655		(459,135)	(111,815)
Goodwill	76,819	—		—	76,819
Total assets	4,136,574	42,308		204,843	4,383,725
Expenditures for additions to long-lived assets	883,798	(6)		696	884,488

For the Nine Months Ended September 30, 2013
Revenues (2)	$201,408	$27,627		$(28,242)	$200,793
Intersegment revenues (losses) (3) (4)	2,184	27,186		(29,370)	—
Depreciation, depletion and amortization	43,405	751		1,377	45,533
Non-cash compensation	22,477	36,234		152,635	211,346
Loss from operations	(103,655)	(39,543)		(106,410)	(249,608)
Interest expense, net	(156,644)	—		21,838	(134,806)
Income (loss) before income taxes and non-controlling interest	128,441	(40,092)		(496,613)	(408,264)
Expenditures for additions to long-lived assets	2,467,210	57		1,293	2,468,560

For the Nine Months Ended September 30, 2012
Revenues (2)	$206,249	$977		$(8,427)	$198,799
Intersegment revenues (losses) (3) (4)	6,973	2,618		(9,591)	—
Depreciation, depletion and amortization	43,810	1,815		1,376	47,001
Non-cash compensation	6,964	10,657		38,492	56,113
Income (loss) from operations	7,237	(31,788)		(35,366)	(59,917)
Interest expense, net	(165,251)	12		5,520	(159,719)
Loss before income taxes and non-controlling interest	(158,016)	403,369		(491,875)	(246,522)
Expenditures for additions to long-lived assets	931,542	1,659		1,192	934,393

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

(2)
Substantially all of the LNG terminal revenues relate to regasification capacity reservation fee payments made by Total Gas & Power North America, Inc. and Chevron U.S.A. Inc. LNG and natural gas marketing and trading revenue consists primarily of the domestic marketing of natural gas imported into the Sabine Pass LNG terminal and international revenue allocations using a cost plus transfer pricing methodology.

(3)
Intersegment revenues related to our LNG terminal business segment are primarily from tug revenues from Cheniere Marketing and the receipt of 80% of gross margins earned by Cheniere Marketing in an effort to utilize the reserved capacity at the Sabine Pass LNG terminal of Cheniere Investments under its terminal use rights assignment and agreement ("TURA") pursuant to which Cheniere Investments has the right to use Sabine Pass Liquefaction's reserved capacity at the Sabine Pass LNG terminal under Sabine Pass Liquefaction's TUA in the three and nine months ended September 30, 2013 and 2012. These LNG terminal business segment intersegment revenues are eliminated with intersegment expenses in our Consolidated Statements of Operations.

(4)
Intersegment revenues (losses) related to our LNG and natural gas marketing business segment are primarily from Cheniere Marketing's tug costs and the payment of 80% of gross margins earned by Cheniere Marketing in an effort to utilize the reserved capacity at the Sabine Pass LNG terminal of Cheniere Investments under its TURA in the three and nine months ended September 30, 2013 and 2012. These LNG and natural gas marketing business segment intersegment costs are eliminated with intersegment revenues in our Consolidated Statements of Operations.

NOTE 14—SUPPLEMENTAL CASH FLOW INFORMATION AND DISCLOSURES OF NON-CASH TRANSACTIONS

The following table provides supplemental disclosure of cash flow information (in thousands):

	Nine Months Ended September 30,
	2013	2012
Cash paid during the year for interest, net of amounts capitalized and deferred	$56,428	$117,190
LNG terminal costs funded with accounts payable and accrued liabilities	80,557	52,830

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
    OPERATION

Information Regarding Forward-Looking Statements

This quarterly report contains certain statements that are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical fact, included herein or incorporated herein by reference are "forward-looking statements." Included among "forward-looking statements" are, among other things:

•
statements that we expect to commence or complete construction of our proposed liquefied natural gas ("LNG") terminals, liquefaction facilities, pipeline facilities or other projects, or any expansions thereof, by certain dates, or at all;

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

•
statements regarding legislative, governmental, regulatory, administrative or other public body actions, approvals, requirements, permits, applications, filings, investigations, proceedings or decisions;

•	statements regarding our anticipated LNG and natural gas marketing activities; and

•	any other statements that relate to non-historical or future information.
These forward-looking statements are often identified by the use of terms and phrases such as "achieve," "anticipate," "believe,""contemplate," "develop," "estimate," "expect," "forecast," "plan," "potential," "project," "propose," "strategy" and similar terms and phrases, or by the use of future tense. Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve assumptions, risks and uncertainties, and these expectations may prove to be incorrect. You should not place undue reliance on these forward-looking statements, which are made as of the date of this quarterly report and speak only as of the date of this quarterly report.

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

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes in "Consolidated Financial Statements." This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Our discussion and analysis include the following subjects:

•	Overview of Business

•	Overview of Significant Events

•	Liquidity and Capital Resources

•	Results of Operations

•	Off-Balance Sheet Arrangements

•	Summary of Critical Accounting Policies and Estimates

•	Recent Accounting Standards

Overview of Business

We own and operate the Sabine Pass LNG terminal in Louisiana through our 57.9% ownership interest in and management agreements with Cheniere Energy Partners, L.P. ("Cheniere Partners") (NYSE MKT: CQP), which is a publicly traded partnership that we created in 2007.  The Sabine Pass LNG terminal is located on the Sabine Pass deep water shipping channel less than four miles from the Gulf Coast. The Sabine Pass LNG terminal has regasification facilities owned by Cheniere Partners' wholly owned subsidiary, Sabine Pass LNG, L.P. ("Sabine Pass LNG"), that includes existing infrastructure of five LNG storage tanks with capacity of approximately 16.9 Bcfe, two docks that can accommodate vessels with capacity of up to 265,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d. Cheniere Partners is developing natural gas liquefaction facilities (the "Liquefaction Project") at the Sabine Pass LNG terminal adjacent to the existing regasification facilities through a wholly owned subsidiary, Sabine Pass Liquefaction, LLC ("Sabine Pass Liquefaction"). We plan to construct up to six Trains, which are in various stages of development. Each Train is expected to have nominal production capacity of approximately 4.5 million tonnes per annum ("mtpa"). In May 2013, we sold to Cheniere Partners our ownership interests in Cheniere Creole Trail Pipeline, L.P. ("CTPL") and Cheniere Pipeline GP Interests, LLC (collectively, the "Creole Trail Pipeline Business"), thereby providing Cheniere Partners with ownership of a 94-mile pipeline interconnecting the Sabine Pass LNG terminal with a number of large interstate pipelines (the "Creole Trail Pipeline").

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

We are also in various stages of developing other projects, including LNG terminal liquefaction and pipeline facilities, each of which, among other things, will require acceptable commercial and financing arrangements before we make a final investment decision.

Overview of Significant Events

Our significant accomplishments since January 1, 2013 and through the filing date of this Form 10-Q include the following:

•
Sabine Pass Liquefaction issued an aggregate principal amount of $2.0 billion of 5.625% Senior Secured Notes due 2021 (the "2021 Sabine Pass Liquefaction Senior Notes") and an aggregate principal amount of $1.0 billion of 5.625% Senior Secured Notes due 2023 (the "2023 Sabine Pass Liquefaction Senior Notes"). Net proceeds from those offerings are intended to be used to pay a portion of the capital costs incurred in connection with the construction of the Liquefaction Project;

•
Cheniere Partners sold 17.6 million common units to institutional investors for net proceeds, after deducting expenses, of $372.4 million, which includes the general partner's proportionate capital contribution of approximately $7.4 million. Cheniere Partners used the proceeds from that offering to purchase the Creole Trail Pipeline Business;

•
Sabine Pass Liquefaction entered into four credit facilities totaling $5.9 billion (collectively, the "2013 Liquefaction Credit Facilities") to be used for costs associated with the construction of Train 1 through Train 4 of the Liquefaction Project;

•
Sabine Pass Liquefaction issued a notice to proceed to Bechtel Oil, Gas and Chemicals, Inc. ("Bechtel") under the lump sum turnkey contract for the engineering, procurement and construction of Train 3 and Train 4 (the "EPC Contract (Train 3 and Train 4)");

•
Sabine Pass Liquefaction entered into the Centrica plc ("Centrica") SPA that commences upon the date of first commercial delivery for Train 5 and includes an annual contract quantity of 91.25 million MMBtu of LNG with a fixed fee of $3.00 per MMBtu, equating to expected annual contracted cash flow from fixed fees of $274.0 million;

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

•	CTPL entered into a $400.0 million term loan credit facility to fund capital expenditures on the Creole Trail Pipeline and for general business purposes.
Liquidity and Capital Resources

Although consolidated for financial reporting, Cheniere, Sabine Pass LNG and Cheniere Partners operate with independent capital structures. We expect the cash needs for Sabine Pass LNG's operating activities for at least the next twelve months will be met through its operating cash flows and existing unrestricted cash. We expect the cash needs for Cheniere Partners' operating activities and capital expenditures for at least the next twelve months will be met through operating cash flows from Sabine Pass LNG, existing unrestricted cash, project debt and equity financings. We expect the cash needs of Cheniere's operating activities and capital expenditures for at least the next twelve months will be met by utilizing existing unrestricted cash, management fees from Cheniere Partners and its subsidiaries, distributions from our investment in Cheniere Partners and operating cash flows from our LNG and natural gas marketing business.

The following table presents (in thousands) Cheniere's restricted and unrestricted cash and cash equivalents for each portion of our capital structure as of September 30, 2013. All restricted and unrestricted cash and cash equivalents held by Cheniere Partners and Sabine Pass LNG are considered restricted as to usage or withdrawal by Cheniere:

	Sabine Pass LNG		Cheniere Partners		Other Cheniere	Consolidated Cheniere
Cash and cash equivalents	$—		$—		$374,164	$374,164
Restricted cash and cash equivalents	139,591	(1)	1,238,740	(2)	28,472	1,406,803
Total	$139,591		$1,238,740		$402,636	$1,780,967

(1)	All cash and cash equivalents presented above for Sabine Pass LNG are considered restricted to us, but $10.5 million is considered unrestricted for Sabine Pass LNG.

(2)
All cash and cash equivalents presented above for Cheniere Partners are considered restricted to us, but $339.9 million is considered unrestricted for Cheniere Partners, including the $10.5 million considered unrestricted for Sabine Pass LNG.

As of September 30, 2013, we had unrestricted cash and cash equivalents of $374.2 million available to Cheniere. In addition, we had consolidated restricted cash and cash equivalents of $1,406.8 million (which included cash and cash equivalents available to Cheniere Partners, in which we own a 57.9% interest, and Sabine Pass LNG) designated for the following purposes: $798.6 million for the Liquefaction Project; $75.0 million for the Creole Trail Pipeline and $329.4 million for Cheniere Partners' working capital; $164.8 million for interest payments related to the Sabine Pass LNG Senior Notes and CTPL Credit Facility described below; $10.5 million for Sabine Pass LNG's working capital; and $28.5 million for other restricted purposes.

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

We receive quarterly equity distributions from Cheniere Partners, and we receive management fees for managing Sabine Pass LNG, Sabine Pass Liquefaction, CTPL and Cheniere Partners. For the nine months ended September 30, 2013, we received $15.3 million in distributions on our common units, no cash distributions on our subordinated units or Class B units and $1.3 million in distributions on our general partner interest. During the nine months ended September 30, 2013, we received fees of $6.4 million, $55.3 million, $8.5 million and $0.1 million under our management agreements with Sabine Pass LNG, Sabine Pass Liquefaction, Cheniere Partners and CTPL, respectively.

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

Cheniere Holdings

Cheniere Energy Partners LP Holdings, LLC ("Cheniere Holdings") has filed a registration statement with the U.S. Securities and Exchange Commission relating to its proposed initial public offering of common shares. Cheniere Holdings' only business will consist of owning limited partner units of Cheniere Partners currently owned by us. We will ultimately receive the net proceeds from the initial public offering of common shares of Cheniere Holdings, which we intend to use for the development of our existing assets, future projects and general corporate purposes.  We anticipate continuing to own at least 80% of Cheniere Holdings after the offering.

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

Liquefaction Facilities

The Liquefaction Project is being developed at the Sabine Pass LNG terminal adjacent to the existing regasification facilities. We plan to construct up to six Trains, which are in various stages of development. In August 2012, we commenced construction of Train 1 and Train 2 and the related new facilities needed to treat, liquefy, store and export natural gas. In May 2013, we commenced construction of Train 3 and Train 4 and the related facilities. We are developing Train 5 and Train 6 and commenced the regulatory approval process for these Trains in February 2013. Trains 1 through 4 are being designed, constructed and commissioned by Bechtel using the ConocoPhillips Optimized Cascade® technology, a proven technology deployed in numerous LNG projects around the world. Sabine Pass Liquefaction has entered into a lump sum turnkey contract for the engineering, procurement and construction of Train 1 and Train 2 (the "EPC Contract (Train 1 and Train 2)") and the EPC Contract (Train 3 and Train 4) with Bechtel in November 2011 and December 2012, respectively, under which Bechtel charges a lump sum for all work performed and generally bears project cost risk.

Cheniere Partners has received authorization from the Federal Energy Regulatory Commission (the "FERC") to site, construct and operate Train 1, Train 2, Train 3 and Train 4. Cheniere Partners has also filed an application with the FERC for the approval to construct Train 5 and Train 6. The Department of Energy (the "DOE") has granted Sabine Pass Liquefaction an order authorizing the export of up to the equivalent of 16 mtpa (approximately 803 Bcf/yr) of LNG to all nations with which trade is permitted for a 20-year term beginning on the earlier of the date of first export from Train 1 or August 7, 2017. The DOE further issued two orders authorizing the export of an additional 189.3 Bcf/yr in total of domestically produced LNG from the Sabine Pass LNG terminal to FTA countries providing for national treatment for trade in natural gas for a 20-year term.  One order authorized the export of 101 Bcf /yr of domestically produced LNG pursuant to the SPA with Total, beginning on the earlier of the date of first export from Train 5 or July 11, 2021; and the other order authorized the export of 88.3 Bcf/yr of domestically produced LNG pursuant to the SPA with Centrica, beginning on the earlier of the date of first export from Train 5 or July 12, 2021.

As of September 30, 2013, the overall project completion for Train 1 and Train 2 of the Liquefaction Project was approximately 45%, which is ahead of the contractual schedule. As of September 30, 2013, the overall project completion for Train 3 and Train 4 of the Liquefaction Project was approximately 10%, which is ahead of the contractual schedule. Based on our current construction schedule, we anticipate that Train 1 will produce LNG as early as late 2015, with commercial operations expected to commence in February 2016, and Train 2, Train 3 and Train 4 are expected to commence operations on a staggered basis thereafter.

Customers

Sabine Pass Liquefaction has entered into six fixed price, 20-year SPAs with third parties that in the aggregate equate to approximately 19.75 mtpa of LNG, which represents approximately 88% of the anticipated nominal production capacity of Train 1 through Train 5. Under the SPAs, the customers will purchase LNG from us on an FOB basis for a price consisting of a fixed fee plus 115% of Henry Hub per MMBtu of LNG. In certain circumstances, the customers may elect to cancel or suspend deliveries of LNG cargoes, in which case the customers would still be required to pay the fixed fee with respect to cargoes that are not delivered. A portion of the fixed fee will be subject to annual adjustment for inflation. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA commences upon the start of operations of the specified Train.

To date, Sabine Pass Liquefaction has the following third-party SPAs:

•
BG Gulf Coast LNG, LLC ("BG") has entered into an SPA (the "BG SPA") that commences upon the date of first commercial delivery for Train 1 and includes an annual contract quantity of 182,500,000 MMBtu of LNG with a fixed fee of $2.25 per MMBtu and includes additional annual contract quantities of 36,500,000 MMBtu, 34,000,000 MMBtu, and 33,500,000 MMBtu upon the date of first commercial delivery for Train 2, Train 3 and Train 4, respectively, with a fixed fee of $3.00 per MMBtu. The total expected annual contracted cash flow from BG from fixed fees is approximately $723 million. In addition, Sabine Pass Liquefaction has agreed to make up to 500,000 MMBtu/d of LNG available to BG to the extent that Train 1 becomes commercially operable prior to the beginning of the first delivery window with a fixed fee of $2.25 per MMBtu, if produced. The obligations of BG are guaranteed by BG Energy Holdings Limited, a company organized under the laws of England and Wales.

•
Gas Natural Aprovisionamientos SDG S.A.("Gas Natural Fenosa") has entered into an SPA (the "Gas Natural Fenosa SPA") that commences upon the date of first commercial delivery for Train 2 and includes an annual contract quantity of 182,500,000 MMBtu of LNG with a fixed fee of $2.49 per MMBtu, equating to expected annual contracted cash flow from fixed fees of approximately $454 million. In addition, Sabine Pass Liquefaction has agreed to make up to 285,000 MMBtu/d of LNG available to Gas Natural Fenosa to the extent that Train 2 becomes commercially operable prior to the beginning of the first delivery window with a fixed fee of $2.49 per MMBtu, if produced. The obligations of Gas Natural Fenosa are guaranteed by Gas Natural SDG S.A., a company organized under the laws of Spain.

•
Korea Gas Corporation ("KOGAS") has entered into an SPA (the "KOGAS SPA") that commences upon the date of first commercial delivery for Train 3 and includes an annual contract quantity of 182,500,000 MMBtu of LNG with a fixed fee of $3.00 per MMBtu, equating to expected annual contracted cash flow from fixed fees of approximately $548 million. KOGAS is organized under the laws of the Republic of Korea.

•
GAIL (India) Limited ("GAIL") has entered into an SPA (the "GAIL SPA") that commences upon the date of first commercial delivery for Train 4 and includes an annual contract quantity of 182,500,000 MMBtu of LNG with a fixed fee of $3.00 per MMBtu, equating to expected annual contracted cash flow from fixed fees of approximately $548 million. GAIL is organized under the laws of India.

•
Total has entered into an SPA (the "Total SPA") that commences upon the date of first commercial delivery for Train 5 and includes an annual contract quantity of 104,750,000 MMBtu of LNG with a fixed fee of $3.00 per MMBtu, equating to expected annual contracted cash flow from fixed fees of approximately $314 million. The obligations of Total are guaranteed by Total S.A., a company organized under the laws of France.

•
Centrica has entered into an SPA (the "Centrica SPA") that commences upon the date of first commercial delivery for Train 5 and includes an annual contract quantity of 91,250,000 MMBtu of LNG with a fixed fee of $3.00 per MMBtu, equating to expected annual contracted cash flow from fixed fees of approximately $274 million. Centrica is organized under the laws of England and Wales.

In aggregate, the fixed fee portion to be paid by these customers is approximately $2.3 billion annually for Train 1 through Train 4, and $2.9 billion annually if we make a positive final investment decision with respect to Train 5, with the applicable fixed fees starting from the commencement of commercial operations for the applicable Train. These fixed fees equal approximately $411 million, $564 million, $650 million, $648 million and $588 million for each respective Train.
In addition, Cheniere Marketing has entered into an SPA with Sabine Pass Liquefaction to purchase, at Cheniere Marketing's option, up to 104,000,000 MMBtu/yr of LNG produced from Train 1 through Train 4. Sabine Pass Liquefaction has the right each year during the term to reduce the annual contract quantity based on its assessment of how much LNG it can produce in excess of that required for other customers. Cheniere Marketing may purchase incremental LNG volumes at a price of 115% of Henry Hub: plus up to $3.00 per MMBtu for the most profitable 36,000,000 MMBtu of cargoes sold each year by Cheniere Marketing; and then 20% of net profits of the remaining 68,000,000 MMBtu sold each year by Cheniere Marketing.

Construction

In November 2011, Sabine Pass Liquefaction entered into the EPC Contract (Train 1 and Train 2) with Bechtel. Sabine Pass Liquefaction issued a notice to proceed with construction under the EPC Contract (Train 1 and Train 2) in August 2012. In December 2012, Sabine Pass Liquefaction entered into the EPC Contract (Train 3 and Train 4) with Bechtel. Sabine Pass Liquefaction issued a notice to proceed with construction under the EPC Contract (Train 3 and Train 4) in May 2013. The Trains are in various stages of development, as described above.

The total contract price of the EPC Contract (Train 1 and Train 2) and the total contract price of the EPC Contract (Train 3 and Train 4) is approximately $4.0 billion and $3.8 billion, respectively, reflecting amounts incurred under change orders through September 30, 2013. Total expected capital costs for Train 1 through Train 4 are estimated to be between $9.0 billion and $10.0 billion before financing costs, and between $12.0 billion and $13.0 billion after financing costs, including in each case estimated owner's costs and contingencies. Sabine Pass Liquefaction's Trains will require significant amounts of capital to construct and operate and are subject to risks and delays in completion.

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

We currently expect that Sabine Pass Liquefaction's capital resources requirements with respect to Train 1 through Train 4 will be financed through borrowings, equity contributions from us and cash flows under the SPAs. We believe that with the net proceeds of borrowings and unfunded commitments under the 2013 Liquefaction Credit Facilities, Sabine Pass Liquefaction will have adequate financial resources available to complete Train 1 through Train 4 and to meet its currently anticipated capital, operating and debt service requirements. We currently project that Sabine Pass Liquefaction will generate cash flow by late 2015, when Train 1 is anticipated to achieve initial LNG production.

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

CTPL will need to obtain the FERC's approval prior to making any modifications to the Creole Trail Pipeline as it is a regulated, interstate pipeline. An application for authorization to construct, own, operate and maintain certain new facilities in order to enable bi-directional natural gas flow on the Creole Trail Pipeline system was submitted to the FERC by CTPL in April 2012. In February 2013, the FERC approved the proposed project, and in October 2013, the FERC issued an order denying petitioner's request for rehearing and stay of the approval. In addition, in November 2013, CTPL received approval from the Louisiana Department of Environmental Quality for the proposed modifications to the Creole Trail Pipeline system. We estimate the capital costs to modify the Creole Trail Pipeline will be approximately $100 million. The modifications are expected to be in service in time for the commissioning and testing of Train 1 and Train 2.

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

Sabine Pass Liquefaction may incur additional indebtedness in the future, including by issuing additional notes, and such indebtedness could be at higher interest rates and have different maturity dates and more restrictive covenants than the current outstanding indebtedness of Sabine Pass Liquefaction, including the Sabine Pass Liquefaction Senior Notes and the 2013 Liquefaction Credit Facilities described below.

2013 Liquefaction Credit Facilities

Sabine Pass Liquefaction has four credit facilities aggregating $5.9 billion, which will be used to fund a portion of the costs of developing, constructing and placing into operation Train 1 through Train 4 of the Liquefaction Project. The principal of the loans made under the 2013 Liquefaction Credit Facilities must be repaid in quarterly installments, commencing with the earlier of the last day of the first full calendar quarter after the Train 4 completion date and September 30, 2018. Loans under the 2013 Liquefaction Credit Facilities bear interest at a variable rate per annum equal to, at Sabine Pass Liquefaction's election, the London Interbank Offered Rate ("LIBOR"), plus the applicable margin. The applicable margins for LIBOR loans prior to, and after, the completion of Train 4 range from 2.3% to 3.0 % and 2.3% to 3.25%, respectively, depending on the applicable 2013 Liquefaction Credit Facility. The 2013 Liquefaction Credit Facilities also require Sabine Pass Liquefaction to pay a commitment fee calculated at a rate per annum equal to 40% of the applicable margin for LIBOR loans, multiplied by the average daily amount of the undrawn commitments. Interest on LIBOR loans and the commitment fees are due and payable at the end of each LIBOR period.

2012 Liquefaction Credit Facility

In July 2012, Sabine Pass Liquefaction entered into a construction/term loan facility in an amount up to $3.6 billion (the "2012 Liquefaction Credit Facility"), which was available to Sabine Pass Liquefaction in four tranches solely to fund Liquefaction Project costs for Train 1 and Train 2, the related debt service reserve account up to an amount equal to six months of scheduled debt service and the return of equity and affiliate subordinated debt funding to Cheniere or its affiliates up to an amount that would result in senior debt being no more than 65% of our total capitalization. Borrowings under the 2012 Liquefaction Credit Facility were based on LIBOR plus 3.50% during construction and 3.75% during operations. Sabine Pass Liquefaction was also required to pay commitment fees on the undrawn amount. The 2012 Credit Facility was amended and restated with the 2013 Liquefaction Credit Facilities.

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

Corpus Christi LNG Terminal

Liquefaction Facilities

In September 2011, we formed Corpus Christi Liquefaction, LLC ("Corpus Christi Liquefaction") to develop an LNG terminal near Corpus Christi on over 1,000 acres of land that we own or control. As currently contemplated, the proposed Corpus Christi Liquefaction LNG terminal would be designed for up to three Trains with expected aggregate nominal production capacity up to 15 mtpa of LNG, have three LNG storage tanks with capacity of 10.1 Bcfe and two docks that can accommodate vessels with capacity of up to 265,000 cubic meters (the "Corpus Liquefaction Project").

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

As described above, Cheniere Marketing has entered into an SPA to purchase, at Cheniere Marketing's option, up to 104,000,000 MMBtu of LNG per annum produced from Train 1 through Train 4. In June 2013, Cheniere Marketing entered into three LNG vessel charters in order to secure shipping capacity for the export of LNG from Sabine Pass Liquefaction's Train 1 through Train 4 under Cheniere Marketing's SPA.

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

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the nine months ended September 30, 2013 and 2012. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Nine Months Ended September 30,
	2013	2012
Sources of cash and cash equivalents
Proceeds from debt issuances and credit facilities	$3,504,478	$100,000
Sale of common units by Cheniere Partners	364,775	205,174
Sale of common stock, net	274	1,200,717
Sale of Class B Units by Cheniere Partners	—	887,563
Excess tax benefit from stock-based compensation	2,070	—
Total sources of cash and cash equivalents	3,871,597	2,393,454

Uses of cash and cash equivalents
LNG terminal costs, net	(2,448,690)	(871,167)
Investment in restricted cash and cash equivalents, net of uses of restricted cash and cash equivalents	(716,122)	(72,553)
Debt issuance and deferred financing costs	(235,250)	(210,828)
Repayments and prepayments of debt	(100,000)	(776,514)
Payments related to tax withholdings for stock-based compensation	(89,137)	(20,414)
Distributions to non-controlling interest	(50,046)	(24,628)
Operating cash flow	(22,303)	(104,979)
Investment in Cheniere Partners	(11,122)	(534,940)
Other	(26,474)	(21,596)
Total uses of cash and cash equivalents	(3,699,144)	(2,637,619)

Net increase (decrease) in cash and cash equivalents	172,453	(244,165)
Cash and cash equivalents—beginning of period	201,711	459,160
Cash and cash equivalents—end of period	$374,164	$214,995

Proceeds from the Debt Issuances and Credit Facilities

In February 2013 and April 2013, Sabine Pass Liquefaction issued an aggregate principal amount of $2.0 billion, before premium, of the 2021 Sabine Pass Liquefaction Senior Notes. In April 2013, Sabine Pass Liquefaction also issued $1.0 billion of the 2023 Sabine Pass Liquefaction Senior Notes. Net proceeds from those offerings are intended to be used to pay a portion of the capital costs incurred in connection with the construction of the Liquefaction Project. In May 2013, Sabine Pass Liquefaction closed the 2013 Liquefaction Credit Facilities aggregating $5.9 billion. The 2013 Liquefaction Credit Facilities are being used to fund a portion of the costs of developing, constructing and placing into operation the first four Trains of the Liquefaction Project. Sabine Pass Liquefaction made a $100.0 million borrowing under the 2013 Liquefaction Credit Facilities in June 2013 after meeting the required conditions precedent. Also in May 2013, CTPL entered into the $400.0 million CTPL Credit Facility, which will be used to fund modifications to the Creole Trail Pipeline and for general business purposes.

In July 2012, Sabine Pass Liquefaction entered into the $3.6 billion 2012 Liquefaction Credit Facility with a syndicate of lenders. The 2012 Liquefaction Credit Facility was intended to be used to fund a portion of the costs of developing, constructing and placing into operation Train 1 and Train 2 of the Liquefaction Project. In May 2013, the 2012 Liquefaction Credit Facility was amended and restated with the 2013 Liquefaction Credit Facilities and $100.0 million of outstanding borrowings under the 2012 Liquefaction Credit Facility were repaid in full.

Sale of Common Units by Cheniere Partners

The proceeds from the sale of partnership common units in the nine months ended September 30, 2013 related to a February 2013 common unit purchase agreement with institutional investors to sell 17.6 million common units for net proceeds, after deducting expenses, of $365.0 million. Cheniere Partners used the proceeds from this offering to purchase the Creole Trail Pipeline Business.

In September 2012, Cheniere Partners sold 8.0 million common units in an underwritten public offering at a price of $25.07 per common unit for net cash proceeds of $194.0 million. In addition, during the nine months ended September 30, 2012, Cheniere Partners sold 0.5 million common units for net cash proceeds of $11.1 million under the at-the-market program initiated in January 2011.

Sale of Common Stock, net
In March 2012, we sold 24.2 million shares of Cheniere common stock in an underwritten public offering for net cash proceeds of approximately $351.9 million. In June 2012, we used a portion of the net proceeds from this offering to repay in full $273.9 million of loans originally incurred in 2008. In May 2012, we sold 31.0 million shares of Cheniere common stock pursuant to a stock purchase agreement for net proceeds of $468.1 million, which has been used, along with cash on hand, to purchase $500 million of Class B units from Cheniere Partners. In July 2012, we sold 28.0 million shares of Cheniere common stock in an underwritten public offering for net cash proceeds of $380.3 million. We used a portion of the net proceeds from the offering to repay our Convertible Senior Unsecured Notes due August 1, 2012, and used the remaining amount for capital expenditures on the Creole Trail Pipeline and general corporate purposes.

Sale of Class B Units by Cheniere Partners

During the nine months ended September 30, 2012, Cheniere Partners issued and sold an aggregate of 66.7 million Class B units to Blackstone CQP Holdco LP at a price of $15.00 per Class B unit, resulting in total net proceeds of $887.6 million. Proceeds from the Class B unit sales are being used to fund the equity portion of the costs of developing, constructing and placing into service the Liquefaction Project.

LNG Terminal Costs, net

LNG terminal costs, net primarily related to the construction of Train 1 through Train 4 of the Liquefaction Project. In June 2012, we began capitalizing costs associated with Train 1 and Train 2 of the Liquefaction Project, and in May 2013, we began capitalizing costs associated with Train 3 and Train 4 of the Liquefaction Project.

Investment in Restricted Cash and Cash Equivalents, Net of Uses of Restricted Cash and Cash Equivalents

In the nine months ended September 30, 2013, we invested $716.1 million in restricted cash and cash equivalents. This investment in restricted cash and cash equivalents is primarily a result of the 3,182.7 million investment in restricted cash and cash equivalents primarily related to the net proceeds from the Sabine Pass Liquefaction Senior Notes, the CTPL Credit Facility and the 2013 Liquefaction Credit Facilities. This investment in restricted cash and cash equivalents was partially offset by the use of $2,466.6 million of restricted cash and cash equivalents primarily related to the construction of the Liquefaction Project.

Debt Issuance and Deferred Financing Costs

Debt issuance and deferred financing costs in the nine months ended September 30, 2013 resulted from amounts paid by Sabine Pass Liquefaction related to the 2013 Liquefaction Credit Facilities and the Sabine Pass Liquefaction Senior Notes and amounts paid by CTPL related to the CTPL Credit Facility. Debt issuance and deferred financing costs in the nine months ended September 30, 2012 resulted from amounts paid by Sabine Pass Liquefaction upon the closing of the 2012 Liquefaction Credit Facility.

Repayments and Prepayments of Debt

During the nine months ended September 30, 2013, the 2012 Liquefaction Credit Facility was amended and restated with the 2013 Liquefaction Credit Facilities described above and the $100.0 million of outstanding borrowings under the 2012 Liquefaction Credit Facility were repaid in full. In January 2012, we used a portion of the net proceeds from the public offering of Cheniere common stock in December 2011 to repay in full loans originally incurred in 2007. In June 2012, we used a portion of the net proceeds from the public offering of Cheniere common stock in March 2012 to repay in full loans originally incurred in 2008.

Payments Related to Tax Withholdings for Stock-based Compensation

During the nine months ended September 30, 2013, employees tendered $89.1 million of shares to satisfy their tax withholding obligations primarily in connection with employee stock vestings under the 2011-2013 Bonus plan. We designated these shares as treasury shares.

In the nine months ended September 30, 2012, employees tendered $20.4 million of shares to satisfy their tax withholding obligations primarily in connection with the vesting of employee stock awards under the long-term commercial bonus pool when Sabine Pass Liquefaction issued its full notice to proceed to Bechtel under the EPC Contract (Train 1 and Train 2). We designated these shares as treasury shares.

Distributions to Non-controlling Interest

During the nine months ended September 30, 2013 and 2012, Cheniere Partners distributed $50.0 million and $24.6 million, respectively, to its non-affiliated common unitholders.

Operating Cash Flow

Net cash used in operations was $22.3 million and $105.0 million in the nine months ended September 30, 2013 and 2012, respectively. Net cash used in operations related primarily to the general administrative overhead costs, pipeline operations costs and LNG and natural gas marketing overhead costs. The decrease in cash used in operations in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily resulted from decreased interest expense in the nine months ended September 30, 2013 as a result of the capitalization of interest on Sabine Pass Liquefaction's debt, the reduction of our indebtedness outstanding in 2012 and the purchase of a royalty from Crest Energy in March 2012.

Investment in Cheniere Partners

In the nine months ended September 30, 2013 and 2012, we invested $11.1 million and $534.9 million, respectively, in Cheniere Partners related to the purchase of Class B units and general partner units.

Issuance of Common Stock

 During the nine months ended September 30, 2013 and 2012, we issued 18.5 million and 10.2 million shares, respectively, of restricted stock to new and existing employees.

Results of Operations

Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012

Our consolidated net loss attributable to common stockholders was $100.8 million, or $0.46 per share (basic and diluted), in the three months ended September 30, 2013 compared to a net loss attributable to common stockholders of $109.0 million, or $0.52 per share (basic and diluted), in the three months ended September 30, 2012. The decrease in net loss was primarily a result of decreased general and administrative expense and decreased other expense that was partially offset by increased derivative loss and increased LNG terminal operating expense. Our general and administrative expense decreased $22.3 million in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 primarily as a result of the timing of awards under bonus plans relating to Train 1, Train 2, Train 3 and Train 4 of the Liquefaction Project. Other expense decreased $12.1 million in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 primarily as result of the expenses incurred to terminate the Crest Royalty in September 2012. Derivative loss increased $22.6 million in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 primarily as a result of the change in fair value of Sabine Pass Liquefaction's interest rate derivatives to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2013 Liquefaction Credit Facilities. LNG terminal operating expense increased $16.0 million in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 primarily as a result of the loss incurred to purchase LNG to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal and increased LNG terminal maintenance and repair costs and increased fuel costs at the Sabine Pass LNG terminal.

Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012

Our consolidated net loss attributable to common stockholders was $372.7 million, or $1.71 per share (basic and diluted), in the nine months ended September 30, 2013 compared to a net loss attributable to common stockholders of $238.5 million, or $1.40 per share (basic and diluted), in the nine months ended September 30, 2012. The increase in net loss was primarily a result of increased general and administrative expense, increased loss on the early extinguishment of debt and increased LNG terminal operating expense that was partially offset by increased derivative gain, decreased interest expense, net and decreased other expense. Our general and administrative expense increased $157.7 million in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily as a result of the timing of awards under bonus plans relating to Train 1, Train 2, Train 3 and Train 4 of the Liquefaction Project. Loss on early extinguishment of debt increased $65.4 million in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily as a result of the amendment and restatement of the 2012 Liquefaction Credit Facility with the 2013 Liquefaction Credit Facilities. LNG terminal operating expense increased $39.8 million in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily as a result of the loss incurred to purchase LNG to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal and increased LNG terminal maintenance and repair costs and increased fuel costs at the Sabine Pass LNG terminal. Derivative gain increased $56.0 million in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily as a result of the change in fair value of Sabine Pass Liquefaction's interest rate derivatives to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2013 Liquefaction Credit Facilities. Interest expense, net decreased $24.9 million in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily as a result of capitalization of interest on Sabine Pass Liquefaction's debt and the reduction of our indebtedness outstanding in 2012. Other expense decreased $12.5 million in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily as result of the expenses incurred to terminate the Crest Royalty in September 2012.

Off-Balance Sheet Arrangements

As of September 30, 2013, we had no "off-balance sheet arrangements" that may have a current or future material effect on our consolidated financial position or results of operations.

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

In December 2011 and February 2013, the FASB issued guidance that requires entities to disclose both gross and net information about both derivatives and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. The objective of the disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. Retrospective presentation for all comparative periods presented is required. We adopted this guidance effective January 1, 2013. The adoption of this guidance did not have an impact on our consolidated financial position, results of operations or cash flows, as it only expanded disclosures.

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

Marketing and Trading Commodity Price Risk

We have entered into certain instruments to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory ("LNG Inventory Derivatives") and to hedge the exposure to price risk attributable to future purchases of natural gas to be utilized as fuel to operate the Sabine Pass LNG terminal ("Fuel Derivatives"). We use one-day value at risk ("VaR") with a 95% confidence interval and other methodologies for market risk measurement and control purposes of our LNG Inventory Derivatives and Fuel Derivatives. The VaR is calculated using the Monte Carlo simulation method. The table below provides information about our LNG Inventory Derivatives and Fuel Derivatives that are sensitive to changes in natural gas prices and interest rates as of September 30, 2013.

Hedge Description	Hedge Instrument	Contract Volume (MMBtu)	Price Range ($/MMBtu)	Final Hedge Maturity Date	Fair Value (in thousands)	VaR (in thousands)
LNG Inventory Derivatives	Fixed price natural gas swaps	1,753,376	$3.553 - $4.319	January 2014	$186	$26
Fuel Derivatives	Fixed price natural gas swaps	1,076,876	3.560 - 3.837	October 2014	(283)	4

We have entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2013 Liquefaction Credit Facilities ("Interest Rate Derivatives"). In order to test the sensitivity of the fair value of the Interest Rate Derivatives to changes in interest rates, management modeled a 10% change in the forward 1-month LIBOR curve across the full 7-year term of the Interest Rate Derivatives. This 10% change in interest rates resulted in a change in the fair value of the Interest Rate Derivatives of $30.7 million. The table below provides information about our Interest Rate Derivatives that are sensitive to changes in the forward 1-month LIBOR curve as of September 30, 2013.

Hedge Description	Initial Notional Amount (in thousands)	Maximum Notional Amount (in thousands)	Fixed Interest Rate Range (%)	Final Hedge Maturity Date	Fair Value (in thousands)	10% Change in LIBOR (in thousands)
Interest Rate Derivatives - Not Designated	$20.0 million	$3.6 billion	1.99%	May 2020	$56,039	$30,659

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

PART II.    OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of September 30, 2013, there were no pending legal matters that could reasonably be expected to have a material adverse impact on our consolidated results of operations, financial position or cash flows.

ITEM 5.    OTHER INFORMATION
Compliance Disclosure
Pursuant to Section 13(r) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), if during the quarter ended September 30, 2013, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Quarterly Report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 ("ITRA"). During the quarter ended September 30, 2013, we did not engage in any transactions with Iran or with persons or entities related to Iran.
Blackstone CQP HoldCo LP, an affiliate of The Blackstone Group L.P. ("Blackstone"), is a holder of approximately 30% of the outstanding equity interests of Cheniere Partners and has three representatives on Cheniere Partners' Board of Directors. Accordingly, Blackstone may be deemed an "affiliate" of Cheniere Partners, as that term is defined in Exchange Act Rule 12b-2. We have received notice from Blackstone that it may include in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 disclosures pursuant to ITRA regarding one of its portfolio companies that may be deemed to be an affiliate of Blackstone. Because of the broad definition of "affiliate" in Exchange Act Rule 12b-2, this portfolio company of Blackstone, through Blackstone's ownership of Cheniere Partners, may also be deemed to be an affiliate of ours.

Blackstone has reported that Travelport Limited ("Travelport") has engaged in the following activities: as part of its global business in the travel industry, Travelport provides certain passenger travel-related GDS and Airline IT Solutions services to Iran Air and Airline IT Solutions services to Iran Air Tours. The gross revenues and net profits attributable to such activities during the reporting period were reported by Travelport to be approximately $164,000 and $122,000, respectively. Blackstone has reported that Travelport intends to continue these business activities with Iran Air and Iran Air Tours as such activities are either exempt from applicable sanctions prohibitions or specifically licensed by OFAC.

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00026 Bundle of Changes, dated June 28, 2013, (ii) the Change Order CO-00027 16" Water Pumps, dated July 12, 2013, (iii) the Change Order CO-00028 HRU Operability, dated July 26, 2013, (iv) the Change Order CO-00029 Belleville Washers, dated August 14, 2013 and (v) the Change Order CO-0030 Soils Preparation Provisional Sum Transfer dated August 29, 2013. (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 to Cheniere Energy Partners, L.P.'s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 8, 2013)

10.2
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-0005 Credit to EPC Contract Value for TSA Work, dated June 24, 2013, (ii) the Change Order CO-0006 HRU Operability with Lean Gas & Controls Upgrade and Ultrasonic Meter Configuration and Calibration, (iii) the Change Order CO-0007 Additional Belleville Washers, dated August 15, 2013, (iv) the Change Order CO-0008 GTG Switchgear Arrangement/Upgrade Fuel Gas Heater System, dated August 26, 2013, (iv) the Change Order CO-0009 Soils Preparation Provisional Sum Transfer and Closure, dated August 26, 2013. (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.49 to Cheniere Energy Partners LP Holdings, LLC's Registration Statement on Form S-1 (SEC File No. 333-191298), filed on October 18, 2013)

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY, INC.

By:	/s/ JERRY D. SMITH
Jerry D. Smith Vice President and Chief Accounting Officer (on behalf of the registrant and as principal accounting officer)
Date:	November 8, 2013