Form 10-K
period 2013-12-31
CHENIERE ENERGY INC
filed 2014-02-21
CIK 3570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $6.2 billion as of June 28, 2013.
238,106,267 shares of the registrant's Common Stock were outstanding as of January 31, 2014.
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

•
statements regarding future levels of domestic and international natural gas production, supply or consumption or future levels of LNG imports into or exports from North America and other countries worldwide or purchases of natural gas, regardless of the source of such information, or the transportation or other infrastructure or demand for and prices related to natural gas, LNG or other hydrocarbon products;

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
All of these types of statements, other than statements of historical fact, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "should," "expect," "plan," "project," "intend," "anticipate," "believe," "estimate," "predict," "potential," "pursue," "target," "continue," the negative of such terms or other comparable terminology. The forward-looking statements contained in this annual report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this annual report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements due to factors described in this annual report and in the other reports and other information that we file with the Securities and Exchange Commission ("SEC"). These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ii

DEFINITIONS

As commonly used in the liquefied natural gas industry, to the extent applicable, and as used in this annual report, the following terms have the following meanings:

•	Bcf/d means billion cubic feet per day;

•	Bcf/yr means billion cubic feet per year;

•	Bcfe means billion cubic feet equivalent;

•	Dthd means dekatherms per day;

•	EPC means engineering, procurement and construction;

•
Henry Hub means the final settlement price (in USD per MMBtu) for the New York Mercantile Exchange's Henry Hub natural gas futures contract for the month in which a relevant cargo's delivery window is scheduled to begin;

•	LNG means liquefied natural gas, a product of natural gas consisting primarily of methane (CH4) that is in liquid form at near atmospheric pressure;

•	MMBtu means million British thermal units, an energy unit;

•	MMBtu/d means million British thermal units per day;

•	MMBtu/yr means million British thermal units per year;

•	mtpa means million metric tonnes per annum;

•	SPA means an LNG sale and purchase agreement;

•	Tcf means trillion cubic feet;

•	Tcf/yr means trillion cubic feet per year;

•	Train means a compressor train used in the industrial process to convert natural gas into LNG; and

•	TUA means terminal use agreement.

PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

General

Cheniere Energy, Inc. (NYSE MKT: LNG), a Delaware corporation, is a Houston-based energy company primarily engaged in LNG-related businesses. We own and operate the Sabine Pass LNG terminal in Louisiana through our ownership interest in and management agreements with Cheniere Energy Partners, L.P. ("Cheniere Partners") (NYSE MKT: CQP), which is a publicly traded partnership that we created in 2007. We own 100% of the general partner interest in Cheniere Partners and 84.5% of Cheniere Energy Partners LP Holdings, LLC ("Cheniere Holdings") (NYSE MKT: CQH), which owns a 55.9% limited partner interest in Cheniere Partners.

In 2013, we formed Cheniere Holdings, a publicly traded limited liability company, to hold our limited partner interests in Cheniere Partners. In December 2013, Cheniere Holdings completed an initial public offering of 36.0 million common shares at $20.00 per common share (the "Cheniere Holdings Offering").

The Sabine Pass LNG terminal is located on the Sabine Pass deep water shipping channel less than four miles from the Gulf Coast. The Sabine Pass LNG terminal has regasification facilities owned by Cheniere Partners' wholly owned subsidiary, Sabine Pass LNG, L.P. ("Sabine Pass LNG"), that includes existing infrastructure of five LNG storage tanks with capacity of approximately 16.9 Bcfe, two docks that can accommodate vessels with capacity of up to 265,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d. Cheniere Partners is developing and constructing natural gas liquefaction facilities (the "Sabine Pass Liquefaction Project") at the Sabine Pass LNG terminal adjacent to the existing regasification facilities through a wholly owned subsidiary, Sabine Pass Liquefaction, LLC ("Sabine Pass Liquefaction"). Cheniere Partners plans to construct up to six Trains, which are in various stages of development. Each Train is expected to have nominal production capacity of approximately 4.5 mtpa of LNG. Cheniere Partners also owns the 94-mile Creole Trail Pipeline through a wholly owned subsidiary, Cheniere Creole Trail Pipeline, L.P. ("CTPL"), which interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines. One of our subsidiaries, Cheniere Marketing, LLC ("Cheniere Marketing"), is marketing LNG and natural gas on its own behalf and on behalf of Cheniere Partners, in an effort to utilize half of the LNG regasification capacity at the Sabine Pass LNG terminal during construction of the Sabine Pass Liquefaction Project. Cheniere Marketing has also entered into an SPA with Sabine Pass Liquefaction to purchase, at Cheniere Marketing's option, up to 104,000,000 MMBtu/yr of LNG.

We are developing a second natural gas liquefaction and export facility near Corpus Christi, Texas (the "Corpus Christi Liquefaction Project"). As currently contemplated, the proposed Corpus Christi Liquefaction LNG terminal would be designed for up to three Trains, with expected aggregate nominal production capacity of approximately 13.5 mtpa of LNG, have three LNG storage tanks with capacity of 10.1 Bcfe and two docks that can accommodate vessels with capacity of up to 267,000 cubic meters.

We are also in various stages of developing other projects, which, among other things, will require acceptable commercial and financing arrangements before we make a final investment decision.

LNG is natural gas that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state. The liquefaction of natural gas into LNG allows it to be shipped economically from areas of the world where natural gas is abundant and inexpensive to produce to other areas where natural gas demand and infrastructure exist to justify economically the use of LNG. LNG is transported using large oceangoing LNG tankers specifically constructed for this purpose. LNG regasification facilities offload LNG from LNG tankers, store the LNG prior to processing, heat the LNG to return it to a gaseous state and deliver the resulting natural gas into pipelines for transportation to market.

Unless the context requires otherwise, references to the "Company", "Cheniere", "we", "us" and "our" refer to Cheniere Energy, Inc. and its subsidiaries, including Cheniere Holdings and our publicly traded subsidiary partnership, Cheniere Partners.

Although results are consolidated for financial reporting, we, Cheniere Holdings and Cheniere Partners operate with independent capital structures. The following diagram depicts our abbreviated capital structure, including our ownership of Cheniere Holdings, Cheniere Partners, Sabine Pass LNG, Sabine Pass Liquefaction and CTPL as of January 31, 2014:

Our Business Strategy

Our primary business strategy is to identify markets where growth is constrained by lack of infrastructure and in those markets develop, construct, and operate assets supported by long-term, fixed fee contracts. We plan to implement our strategy by:

•	completing construction and commencing operation of Sabine Pass Liquefaction's Trains;

•	developing and operating Sabine Pass Liquefaction's Trains safely, efficiently and reliably;

•	making LNG available to our long-term SPA customers to generate steady and reliable revenues and operating cash flows;

•	safely maintaining and operating the Sabine Pass LNG terminal and the Creole Trail Pipeline;

•	utilizing capacity at the Sabine Pass LNG terminal for short-term and spot LNG purchases and sales until such capacity is used in connection with the Sabine Pass Liquefaction Project;

•
developing business relationships for the marketing of additional long-term and short-term agreements for the Corpus Christi Liquefaction Project and additional LNG volumes at the Sabine Pass LNG terminal, and for long-term and short-term contracts for potential future projects at other sites;

•	obtaining the requisite regulatory permits, long-term commercial contracts and financing to reach a final investment decision regarding the Corpus Christi Liquefaction Project; and

•	optimizing our capital structure to finance the construction and operation of the facilities needed to serve our customers.

Business Segments

Our business activities are conducted by two operating segments for which we provide information in our consolidated financial statements for the years ended December 31, 2013, 2012 and 2011. These two segments are our:

•	LNG terminal business; and

•	LNG and natural gas marketing business.
For information about our segments' revenues, profits and losses and total assets, see Note 17—"Business Segment Information" of our Notes to Consolidated Financial Statements.

LNG Terminal Business

We began developing our LNG terminal business in 1999 and were among the first companies to secure sites and commence development of new LNG terminals in North America. We focused our development efforts on three LNG terminal projects: the Sabine Pass LNG terminal in western Cameron Parish, Louisiana, less than four miles from the Gulf Coast on the deepwater ship channel; the Corpus Christi LNG terminal near Corpus Christi, Texas; and the Creole Trail LNG terminal at the mouth of the Calcasieu Channel in central Cameron Parish, Louisiana. We have constructed and are operating regasification facilities at the Sabine Pass LNG terminal and are developing and constructing the Sabine Pass Liquefaction Project, which is owned through Cheniere Partners. We own 100% of the general partner interest in Cheniere Partners and 84.5% of Cheniere Holdings, which owns a 55.9% limited partner interest in Cheniere Partners. We currently own 100% interests in both the Corpus Christi and Creole Trail LNG terminal projects.

Sabine Pass LNG Terminal

Regasification Facilities

The Sabine Pass LNG terminal has operational regasification capacity of approximately 4.0 Bcf/d and aggregate LNG storage capacity of approximately 16.9 Bcfe. Approximately 2.0 Bcf/d of the regasification capacity at the Sabine Pass LNG terminal has been reserved under two long-term third-party TUAs, under which Sabine Pass LNG's customers are required to pay fixed monthly fees, whether or not they use the LNG terminal.  Each of Total Gas & Power North America, Inc. ("Total") and Chevron U.S.A. Inc. ("Chevron") has reserved approximately 1.0 Bcf/d of regasification capacity and is obligated to make monthly capacity payments to Sabine Pass LNG aggregating approximately $125 million annually for 20 years that commenced in 2009.

Total S.A. has guaranteed Total's obligations under its TUA up to $2.5 billion, subject to certain exceptions, and Chevron Corporation has guaranteed Chevron's obligations under its TUA up to 80% of the fees payable by Chevron.

The remaining approximately 2.0 Bcf/d of capacity has been reserved under a TUA by Sabine Pass Liquefaction. Sabine Pass Liquefaction is obligated to make monthly capacity payments to Sabine Pass LNG aggregating approximately $250 million annually, continuing until at least 20 years after Sabine Pass Liquefaction delivers its first commercial cargo at the Sabine Pass Liquefaction Project, which may occur as early as late 2015. In September 2012, Sabine Pass Liquefaction entered into a partial TUA assignment agreement with Total, whereby Sabine Pass Liquefaction will progressively gain access to Total's capacity and other services provided under Total's TUA with Sabine Pass LNG.  This agreement will provide Sabine Pass Liquefaction with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to accommodate the development of Trains 5 and 6, provide increased flexibility in managing LNG cargo loading and unloading activity starting with the commencement of commercial operations of Train 3, and permit Sabine Pass Liquefaction to more flexibly manage its LNG storage capacity with the commencement of Train 1. Notwithstanding any arrangements between Total and Sabine Pass Liquefaction, payments required to be made by Total to Sabine Pass LNG will continue to be made by Total to Sabine Pass LNG in accordance with its TUA.

Under each of these TUAs, Sabine Pass LNG is entitled to retain 2% of the LNG delivered to the Sabine Pass LNG terminal.

Liquefaction Facilities

The Sabine Pass Liquefaction Project is being developed at the Sabine Pass LNG terminal adjacent to the existing regasification facilities. We commenced construction of Trains 1 and 2 and the related new facilities needed to treat, liquefy, store and export natural gas in August 2012. Construction of Trains 3 and 4 and the related facilities commenced in May 2013. We are developing Trains 5 and 6 and commenced the regulatory approval process for these Trains in February 2013.

Cheniere Partners has received authorization from the Federal Energy Regulatory Commission (the "FERC") to site, construct and operate Trains 1 through 4. Cheniere Partners has also filed an application with the FERC for the approval to construct Trains 5 and 6. The U.S. Department of Energy (the "DOE") has granted Sabine Pass Liquefaction an order authorizing the export of up to the equivalent of 16 mtpa (approximately 803 Bcf/yr) of LNG to all nations with which trade is permitted for a 20-year term beginning on the earlier of the date of first export from Train 1 or August 7, 2017. The DOE further issued orders authorizing the export of an additional 503.3 Bcf/yr in total of domestically produced LNG from the Sabine Pass LNG terminal to free trade agreement ("FTA") countries providing for national treatment for trade in natural gas for a 20-year term.

As of December 31, 2013, the overall project completion for Trains 1 and 2 and Trains 3 and 4 of the Sabine Pass Liquefaction Project were approximately 54% and 20%, respectively, which are ahead of the contractual schedule. Based on our current construction schedule, we anticipate that Train 1 will produce LNG as early as late 2015, and Trains 2, 3 and 4 are expected to commence operations on a staggered basis thereafter.

Customers

Sabine Pass Liquefaction has entered into four fixed price, 20-year SPAs with third parties that in the aggregate equate to 16 mtpa of LNG that commence with the date of first commercial delivery for Trains 1 through 4, which are fully permitted. In addition, Sabine Pass Liquefaction has entered into two fixed price, 20-year SPAs with third parties for another 3.75 mtpa of LNG that commence with the date of first commercial delivery for Train 5, which has not yet received regulatory approval for construction. Under the SPAs, the customers will purchase LNG from Sabine Pass Liquefaction for a price consisting of a fixed fee plus 115% of Henry Hub per MMBtu of LNG. In certain circumstances, the customers may elect to cancel or suspend deliveries of LNG cargoes, in which case the customers would still be required to pay the fixed fee with respect to cargoes that are not delivered. A portion of the fixed fee will be subject to annual adjustment for inflation. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA commences upon the start of operations of the specified Train. As of December 31, 2013, Sabine Pass Liquefaction had the following third-party SPAs:

•
BG Gulf Coast LNG, LLC ("BG") has entered into an SPA that commences upon the date of first commercial delivery for Train 1 and includes an annual contract quantity of 182,500,000 MMBtu of LNG with a fixed fee of $2.25 per MMBtu and includes additional annual contract quantities of 36,500,000 MMBtu, 34,000,000 MMBtu, and 33,500,000 MMBtu upon the date of first commercial delivery for Trains 2, 3 and 4, respectively, with a fixed fee of $3.00 per MMBtu. The total expected annual contracted cash flow from BG from fixed fees is approximately $723 million. In addition, Sabine Pass Liquefaction has agreed to make up to 500,000 MMBtu/d of LNG available to BG to the extent that Train 1 becomes commercially operable prior to the beginning of the first delivery window with a fixed fee of $2.25 per MMBtu, if produced. The obligations of BG are guaranteed by BG Energy Holdings Limited, a company organized under the laws of England and Wales.

•
Gas Natural Aprovisionamientos SDG S.A. ("Gas Natural Fenosa") has entered into an SPA that commences upon the date of first commercial delivery for Train 2 and includes an annual contract quantity of 182,500,000 MMBtu of LNG with a fixed fee of $2.49 per MMBtu, equating to expected annual contracted cash flow from fixed fees of approximately $454 million. In addition, Sabine Pass Liquefaction has agreed to make up to 285,000 MMBtu/d of LNG available to Gas Natural Fenosa to the extent that Train 2 becomes commercially operable prior to the beginning of the first delivery window with a fixed fee of $2.49 per MMBtu, if produced. The obligations of Gas Natural Fenosa are guaranteed by Gas Natural SDG S.A., a company organized under the laws of Spain.

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

•
Total has entered into an SPA that commences upon the date of first commercial delivery for Train 5 and includes an annual contract quantity of 104,750,000 MMBtu of LNG with a fixed fee of $3.00 per MMBtu, equating to expected annual contracted cash flow from fixed fees of approximately $314 million. The obligations of Total are guaranteed by Total S.A., a company organized under the laws of France.

•
Centrica has entered into an SPA that commences upon the date of first commercial delivery for Train 5 and includes an annual contract quantity of 91,250,000 MMBtu of LNG with a fixed fee of $3.00 per MMBtu, equating to expected annual contracted cash flow from fixed fees of approximately $274 million. Centrica is organized under the laws of England and Wales.

In aggregate, the fixed fee portion to be paid by these customers is approximately $2.3 billion annually for Trains 1 through 4, and $2.9 billion annually if we make a positive final investment decision with respect to Train 5, with the applicable fixed fees starting from the commencement of commercial operations of the applicable Train. These fixed fees equal approximately $411 million, $564 million, $650 million, $648 million and $588 million for each of Trains 1 through 5, respectively.

In addition, Cheniere Marketing has entered into an SPA with Sabine Pass Liquefaction (the "Cheniere Marketing SPA") to purchase, at Cheniere Marketing's option, up to 104,000,000 MMBtu/yr of LNG. Sabine Pass Liquefaction has the right each year during the term of the SPA to reduce the annual contract quantity based on its assessment of how much LNG it can produce in excess of that required for other customers. Cheniere Marketing may purchase incremental LNG volumes at a price of 115% of Henry Hub plus up to $3.00 per MMBtu for the most profitable 36,000,000 MMBtu of cargoes sold each year by Cheniere Marketing; and then 20% of net profits of the remaining 68,000,000 MMBtu sold each year by Cheniere Marketing.

Natural Gas Transportation and Supply

For Sabine Pass Liquefaction's feed gas transportation requirements, Sabine Pass Liquefaction has entered into transportation precedent agreements to secure firm pipeline transportation capacity with CTPL and other third party pipeline companies. Sabine Pass Liquefaction has entered into enabling agreements with third parties, and will continue to enter into such agreements in order to secure feed gas for the Sabine Pass Liquefaction Project.

Construction

Trains 1 through 4 are being designed, constructed and commissioned by Bechtel Oil, Gas and Chemicals, Inc. ("Bechtel") using the ConocoPhillips Optimized Cascade® technology, a proven technology deployed in numerous LNG projects around the world. Sabine Pass Liquefaction entered into lump sum turnkey contracts with Bechtel for the engineering, procurement and construction of Train 1 and Train 2 (the "EPC Contract (Trains 1 and 2)") and Train 3 and Train 4 (the "EPC Contract (Trains 3 and 4)" and together with EPC Contract (Trains 1 and 2), the "EPC Contracts") under which Bechtel charges a lump sum for all work performed and generally bears project cost risk unless certain specified events occur, in which case Bechtel may cause Sabine

Pass Liquefaction to enter into a change order, or Sabine Pass Liquefaction agrees with Bechtel to a change order.
The total contract price of the EPC Contract (Trains 1 and 2) and the total contract price of the EPC Contract (Trains 3 and 4) is approximately $4.1 billion and $3.8 billion, respectively, reflecting amounts incurred under change orders through December 31, 2013. Total expected capital costs for Trains 1 through 4 are estimated to be between $9.0 billion and $10.0 billion before financing costs, including estimated owner's costs and contingencies.

Pipeline Facilities

CTPL owns the Creole Trail Pipeline, a 94-mile pipeline interconnecting the Sabine Pass LNG terminal with a number of large interstate pipelines. In December 2013, CTPL began construction of certain modifications to allow the Creole Trail Pipeline to be able to transport natural gas to the Sabine Pass LNG terminal. We estimate that the capital costs to modify the Creole Trail Pipeline will be approximately $100 million. The modifications are expected to be in service in time for the commissioning and testing of Trains 1 and 2.

Corpus Christi LNG Terminal

Liquefaction Facilities

In September 2011, we formed Corpus Christi Liquefaction, LLC ("Corpus Christi Liquefaction") to develop a natural gas liquefaction facility near Corpus Christi, Texas on over 1,000 acres of land that we own or control. In August 2012, Corpus Christi Liquefaction filed an application with the FERC for authorization to site, construct and operate the Corpus Christi Liquefaction Project. Simultaneously, Cheniere Marketing filed an application with the DOE to export up to 15 mtpa of domestically produced LNG to FTA and non-FTA countries from the proposed Corpus Christi Liquefaction Project. In October 2012, the DOE granted Cheniere Marketing authority to export 15 mtpa of domestically produced LNG to FTA countries from the proposed Corpus Christi Liquefaction Project.

Customer

Corpus Christi Liquefaction has entered into a fixed price, 20-year SPA with PT Pertamina (Persero) ("Pertamina") with an annual contract quantity of 39,680,000 MMBtu of LNG, which equates to approximately 0.8 mtpa of LNG. Under the SPA, Pertamina will purchase LNG from Corpus Christi Liquefaction for a price consisting of a fixed fee of $3.50 plus 115% of Henry Hub per MMBtu of LNG, equating to expected annual contracted cash flow from fixed fees of approximately $139 million. In certain circumstances, Pertamina may elect to cancel or suspend deliveries of LNG cargoes, in which case Pertamina would still be required to pay the fixed fee with respect to cargoes that are not delivered. A portion of the fixed fee will be subject to annual adjustment for inflation. The SPA and contracted volumes to be made available under the SPA are not tied to a specific Train; however, the term of the SPA commences upon the start of operations of the first Train at the Corpus Christi Liquefaction Project.

Construction

In December 2013, Corpus Christi Liquefaction entered into contracts with Bechtel for the engineering, procurement and construction of Trains and related facilities for the Corpus Christi Liquefaction Project under which Bechtel charges a lump sum for all work performed and generally bears project cost risk unless certain specified events occur, in which case Bechtel may cause Corpus Christi Liquefaction to enter into a change order, or Corpus Christi Liquefaction agrees with Bechtel to a change order. The Corpus Christi Liquefaction stage 1 EPC contract (the "Stage 1 EPC Contract") with Bechtel includes two Trains, two LNG storage tanks, one complete berth and a second partial berth. The Corpus Christi Liquefaction stage 2 EPC contract (the Stage 2 EPC Contract") with Bechtel includes one Train, one additional LNG storage tank and completion of the second berth. The contract price for the Stage 1 EPC contract is approximately $7.1 billion, and the contract price for the Stage 2 EPC contract is approximately $2.4 billion. Total expected costs for the three Trains and the related facilities, excluding pipeline facilities, are estimated to be between $10.5 billion and $11.0 billion before financing costs, including an estimate for owner's costs and contingencies.

We will contemplate making a final investment decision to commence construction of the Corpus Christi Liquefaction Project based upon, among other things, entering into acceptable commercial arrangements, receiving regulatory authorization from the FERC to construct and operate the liquefaction assets, securing pipeline transportation of natural gas to the Corpus Christi Liquefaction Project and obtaining adequate financing to construct the facility.

Pipeline Facilities

In conjunction with the Corpus Christi Liquefaction Project, we filed an application with the FERC in August 2012 for authorization to site, construct and operate 23 miles of 48" pipeline that would interconnect the Corpus Christi Liquefaction Project with five inter- and intrastate natural gas pipelines (the "Corpus Christi Pipeline"). The pipeline is designed to transport 2.25 Bcf/d of feed and fuel gas required by the Corpus Christi Liquefaction Project from the existing natural gas pipeline grid.

We will contemplate making a final investment decision to commence construction of the Corpus Christi Pipeline based upon, among other things, a positive final investment decision of the Corpus Christi Liquefaction Project, receiving regulatory authorization from the FERC to construct and operate the pipeline and obtaining adequate financing.

Other LNG Terminals and Facilities

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

The Sabine Pass Liquefaction Project currently does not experience competition with respect to Trains 1 through 5. Sabine Pass Liquefaction has entered into six fixed price, 20-year LNG SPAs with third parties that will utilize substantially all of the liquefaction capacity available from these Trains. Each customer will be required to pay an escalating fixed fee for its annual contract quantity even if it elects not to purchase any LNG from us.

If and when Sabine Pass Liquefaction or Corpus Christi Liquefaction needs to replace any existing SPA or enter into new SPAs, they will compete on the basis of price per contracted volume of LNG with other natural gas liquefaction projects throughout the world. Revenues associated with any incremental volumes, including those under the Cheniere Marketing SPA discussed above, will also be subject to market-based price competition. Many of the companies with which we compete are major energy corporations with longer operating histories, more development experience, greater name recognition, greater financial, technical and marketing resources and greater access to markets than us.

CTPL currently does not experience competition for its pipeline capacity because it is fully contracted with Sabine Pass Liquefaction. Corpus Christi Liquefaction is expected to commit for all capacity on the Corpus Christi Pipeline. If and when we have to replace any of our contracted pipeline capacity, we will compete with other interstate and/or intrastate pipelines that may connect with our LNG terminals.

Governmental Regulation

Our LNG terminals are subject to extensive regulation under federal, state and local statutes, rules, regulations and laws. These laws require that we engage in consultations with appropriate federal and state agencies and that we obtain and maintain applicable permits and other authorizations. This regulatory burden increases our cost of operations and construction, and failure to comply with such laws could result in substantial penalties.

The design, construction and operation of our proposed liquefaction facilities, the export of LNG and the transportation of natural gas through the Creole Trail Pipeline and the Corpus Christi Pipeline are highly regulated activities. In order to site and construct our LNG terminals, we need to obtain and maintain authorizations from the FERC under Section 3 of the Natural Gas Act of 1938, as amended ("NGA"). The FERC's approval under Section 3 of the NGA, as well as several other material governmental and regulatory approvals and permits, are required in order to site, construct and operate our liquefaction facilities.

The Energy Policy Act of 2005 (the "EPAct") amended Section 3 of the NGA to establish or clarify the FERC's exclusive authority to approve or deny an application for the siting, construction, expansion or operation of LNG terminals, although except as specifically provided in the EPAct, nothing in the EPAct is intended to affect otherwise applicable law related to any other federal agency's authorities or responsibilities related to LNG terminals. The FERC issued final orders in April and July 2012 approving our application for an order under Section 3 of the NGA authorizing the siting, construction and operation of the Sabine

Pass Liquefaction Project, including the siting, construction and operation of Trains 1 through 4. Subsequently, the FERC issued written approval to commence site preparation work for Trains 1 through 4. The FERC approval requires us to obtain certain additional FERC approvals as construction progresses. To date, we have been able to obtain these approvals as needed. On October 9, 2012, we applied to amend the FERC approval to reflect certain modifications to the Sabine Pass Liquefaction Project, and on August 2, 2013, the FERC issued an order approving the modifications. On October 25, 2013, we applied to further amend the FERC approval, requesting authorization to increase the total LNG production capacity of Trains 1 through 4 from the currently authorized 803 Bcf/yr to 1,006 Bcf/yr so as to more accurately reflect the estimated maximum LNG production capacity. The need for these approvals has not materially affected our construction progress. The FERC's approval to site, construct and operate Trains 5 and 6 also will be required. In this regard, on September 30, 2013, we filed an application with the FERC for authorization to add Trains 5 and 6 to the Sabine Pass Liquefaction Project. Throughout the life of our proposed liquefaction facilities we will be subject to regular reporting requirements to the FERC and the U.S. Department of Transportation regarding the operation and maintenance of the facilities.

In order to construct, own, operate and maintain the Creole Trail Pipeline, CTPL received a certificate of public convenience and necessity from the FERC under Section 7 of the NGA. The FERC's approval under Section 7 of the NGA, as well as several other material governmental and regulatory approvals and permits, may be required prior to making any modifications to the Creole Trail Pipeline as it is a regulated, interstate natural gas pipeline. An application for authorization to construct, own, operate and maintain certain new facilities in order to enable bi-directional natural gas flow on the Creole Trail Pipeline system to allow for the delivery of up to 1,530,000 Dthd of feed gas to the Sabine Pass Liquefaction Project was submitted to the FERC by CTPL in April 2012. In February 2013, the FERC approved the proposed project, and in October 2013, the FERC issued an order denying a petitioner's request for rehearing and stay of the approval. In November 2013, CTPL received approval from the Louisiana Department of Environmental Quality ("LDEQ") for the proposed modifications and, with subsequent final FERC clearance, construction began in December 2013.

Corpus Christi Liquefaction filed an application with the FERC in August 2012 for an order under Section 3 of the NGA authorizing the siting, construction and operation of the Corpus Christi Liquefaction Project. The FERC's approval under Section 3 of the NGA, as well as several other material governmental and regulatory approvals and permits, will be required prior to construction and operation of the Corpus Christi Liquefaction facilities.

In August 2012, we filed an application with the FERC for an order under Section 7 of the NGA authorizing the siting, construction and operation of the Corpus Christi Pipeline. The FERC's approval under Section 7 of the NGA, as well as several other material governmental and regulatory approvals and permits, will be required prior to construction and operation of the Corpus Christi Pipeline.

Under the NGA, the FERC is granted authority to approve, and if necessary, set "just and reasonable rates" for the transportation or sale of natural gas in interstate commerce. In addition, under the NGA, CTPL is not permitted to unduly discriminate or grant undue preference as to its rates or the terms and conditions of service. The FERC has the authority to grant certificates allowing construction and operation of facilities used in interstate gas transportation and authorizing the provision of services. Under the NGA, the FERC's jurisdiction generally extends to the transportation of natural gas in interstate commerce, to the sale in interstate commerce of natural gas for resale for ultimate consumption for domestic, commercial, industrial, or any other use, and to natural gas companies engaged in such transportation or sale. However, the FERC's jurisdiction does not extend to the production, gathering, or local distribution of natural gas.

 In general, the FERC's authority to regulate interstate natural gas pipelines and the services that they provide includes:

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

For a number of years the FERC has implemented certain rules referred to as Standards of Conduct aimed at ensuring that an interstate natural gas pipeline not provide certain affiliated entities with preferential access to transportation service or non-public information about such service. These rules have been subject to revision by the FERC from time to time, most recently in 2008 when the FERC issued a final rule, Order No. 717, on Standards of Conduct for Transmission Providers. Order No. 717 eliminated the concept of energy affiliates and adopted a "functional approach" that applies Standards of Conduct to individual officers and employees based on their job functions, not on the company or division in which the individual works. The general principles of the Standards of Conduct are non-discrimination, independent functioning, no conduit and transparency. These general principles govern the relationship between marketing function employees conducting transactions with affiliated pipeline companies and transportation function employees. CTPL has established the required policies and procedures to comply with the Standards of Conduct and is subject to audit by the FERC to review compliance, policies and its training programs.

DOE Export License

The DOE has authorized the export of up to the equivalent of 16 mtpa (approximately 803 Bcf/yr) of domestically produced LNG by vessel from the Sabine Pass LNG terminal to countries with which the United States has a FTA providing for national treatment for trade in natural gas ("FTA countries") for a 30-year term, beginning on the earlier of the date of first export or September 7, 2020; and to non-FTA countries for a 20-year term, beginning on the earlier of the date of first export or August 7, 2017.

The DOE further issued three orders authorizing the export of an additional 503.3 Bcf/yr in total of domestically produced LNG from the Sabine Pass LNG terminal to FTA countries for a 20-year term. One order authorized the export of 101 Bcf/yr of domestically produced LNG pursuant to the SPA with Total, beginning on the earlier of the date of first export or July 11, 2021; the second order authorized the export of 88.3 Bcf/yr of domestically produced LNG pursuant to the SPA with Centrica, beginning on the earlier of the date of first export or July 12, 2021; and the third order authorized the export of 314 Bcf/yr of domestically produced LNG, beginning on the earlier of the date of first export or January 22, 2022. Additional applications to the DOE for permits to allow the export of an additional 503.3 Bcf/yr of domestically produced LNG to non-FTA countries are pending.

The DOE has authorized the export of up to the equivalent of 15 mtpa (approximately 767 Bcf/yr) of domestically produced LNG by vessel from the Corpus Christi Liquefaction Project to countries with which the United States has an FTA providing for national treatment for trade in natural gas for a 25-year term, beginning on the earlier of the date of first export or October 16, 2022. An application to export LNG to non-FTA countries was filed on August 31, 2012 by Cheniere Marketing and is still pending DOE authorization.

Exports of natural gas to countries with which the United States has an FTA are "deemed to be consistent with the public interest" and authorization to export LNG to FTA countries shall be granted by the DOE without "modification or delay". FTA countries which import LNG now or will do so by 2016 include Chile, Mexico, Singapore, South Korea and the Dominican Republic. Exports of natural gas to countries with which the United States does not have an FTA are considered by the DOE in the context of a comment period whereby interveners are provided the opportunity to assert that such authorization would not be consistent with the public interest.

Pipelines

The Creole Trail Pipeline and the Corpus Christi Pipeline are subject to regulation by the U.S. Department of Transportation ("DOT"), under the Pipeline and Hazardous Material Safety Act ("PHMSA"), pursuant to which the PHMSA has established requirements relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities.

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

In 2010, the DOT issued a final rule (known as "Control Room Management Rule") requiring pipeline operators to write and institute certain control room procedures that address human factors and fatigue management.

Natural Gas Pipeline Safety Act of 1968 ("NGPSA")

Louisiana and Texas administer federal pipeline safety standards under the NGPSA, which requires certain pipelines to comply with safety standards in constructing and operating the pipelines and subjects the pipelines to regular inspections. Failure to comply with the NGPSA may result in the imposition of administrative, civil and criminal remedies.

Pipeline Safety, Regulatory Certainty, and Jobs Creation Act of 2011

The Creole Trail Pipeline and Corpus Christi Pipeline are also subject to the Pipeline Safety, Regulatory Certainty, and Jobs Creation Act of 2011, which regulates safety requirements in the design, construction, operation and maintenance of interstate natural gas transmission facilities. Under the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, PHMSA has civil penalty authority up to $200,000 per day (from the prior $100,000), with a maximum of $2 million for any related series of violations (from the prior $1 million).

Other Governmental Permits, Approvals and Authorizations

The construction and operation of the Sabine Pass LNG terminal and the Corpus Christi Liquefaction Project are subject to additional federal permits, orders, approvals and consultations required by other federal agencies, including the DOE, Advisory Council on Historic Preservation, U.S. Army Corps of Engineers, U.S. Department of Commerce, National Marine Fisheries Services, U.S. Department of the Interior, U.S. Fish and Wildlife Service, Environmental Protection Agency ("EPA") and U.S. Department of Homeland Security.

Three significant permits are the U.S. Army Corps of Engineers ("USACE") Section 404 of the Clean Water Act/Section 10 of the Rivers and Harbors Act Permit (the "Section 10/404 Permit"), the Clean Air Act Title V ("Title V") Operating Permit and the Prevention of Significant Deterioration ("PSD") Permit, the latter two permits being issued by the LDEQ for the Sabine Pass LNG terminal and by the Texas Commission on Environmental Quality ("TCEQ") and the EPA for the Corpus Christi Liquefaction Project.

The application for revision of the Sabine Pass LNG terminal's Section 10/404 Permit to authorize construction of Train 1 through Train 4 was submitted in January 2011. The process included a public comment period which commenced in March 2011 and closed in April 2011. The revised Section 10/404 Permit was received from the USACE in March 2012. The USACE acted in the capacity as a cooperating agency in the FERC's NEPA review process. The application to amend the Sabine Pass LNG terminal's existing Title V and PSD permits to authorize construction of Train 1 through Train 4 was initially submitted in December 2010 and revised in March 2011. The process included a public comment period from June 2011 to August 2011 and a public hearing in August 2011. The final revised Title V and PSD permits were issued by the LDEQ in December 2011. Although these permits are final, a petition with the EPA has been filed pursuant to the Clean Air Act requesting that the EPA object to the Title V permit. The EPA has not ruled on this petition. In June 2012, Cheniere Partners applied to the LDEQ for a further amendment to the Title V and PSD permits to reflect proposed modifications to the Sabine Pass Liquefaction Project that were filed with the FERC in October 2012. The LDEQ issued the amended PSD and Title V permits in March 2013. These permits are final. In September 2013, Cheniere Partners applied to the LDEQ for another amendment to its PSD and Title V permits seeking approval to, among other things, construct and operate Train 5 and Train 6. Cheniere Partners anticipates, but cannot guarantee, that the revised Title V and PSD permits authorizing, among other things, construction and operation of Train 5 and Train 6 will be issued by September 2014.

An application for an amendment to Corpus Christi Liquefaction's Section 10/404 Permit to authorize construction of the Corpus Christi Liquefaction Project was submitted in August 2012. The process included a public comment period which commenced in May 2013 and closed in June 2013. Corpus Christi Liquefaction applied for new PSD and Title V permits with the TCEQ and EPA in August 2012; these permits are pending.

In April 2012, CTPL applied for new Title V and PSD permits for the proposed modifications to the Creole Trail Pipeline system, which were issued by the LDEQ in November 2013.

In August 2012, Corpus Christi Pipeline applied to the TCEQ and EPA for new PSD and Title V permits for the proposed compressor station at Sinton, Texas (the "Sinton Compressor Station"). The PSD permit for criteria pollutants at the Sinton Compressor Station was issued by the TCEQ on December 20, 2013; the EPA permit for greenhouse gases is pending.

Cheniere Partners will also need to obtain a modification to the Sabine Pass LNG terminal's existing wastewater discharge permit to authorize discharges from the liquefaction facilities prior to the commencement of operation of the Sabine Pass Liquefaction Project. Corpus Christi Liquefaction applied for a waste water discharge permit in February 2013 to authorize discharges from the liquefaction facilities. The permit public comment period commenced in November 2013 and closed in December 2013; no comments were received.

The Sabine Pass LNG terminal and the Corpus Christi LNG terminal are subject to DOT safety regulations and standards for the transportation and storage of LNG and regulations of the U.S. Coast Guard relating to maritime safety and facility security.

Commodity Futures Trading Commission

Congress adopted comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. This legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), is designed primarily to (1) regulate certain participants in the swaps markets, including entities falling within the newly established categories of "Swap Dealer" and "Major Swap Participant," (2) require clearing and exchange-trading of certain swaps that the Commodity Futures Trading Commission (the "CFTC") determines, by rulemaking, must be cleared, (3) increase swap market transparency through robust reporting and recordkeeping requirements, (4) reduce financial risks in the derivatives market by imposing margin or collateral requirements on both cleared and, in certain cases, uncleared swaps, and (5) enhance the CFTC's rulemaking and enforcement authority, including the authority to establish position limits on certain swaps and futures products. This legislation requires the CFTC, the SEC and other regulators to promulgate rules and regulations implementing the swaps regulatory provisions of the Dodd-Frank Act. The CFTC had adopted rules imposing new position limits on certain core futures and equivalent swaps contracts for or linked to certain physical commodities, including Henry Hub natural gas, that market participants could hold with exceptions for certain bona fide hedging transactions.

The final rules that the CFTC adopted on November 18, 2011 imposing position limits on certain core futures and equivalent swaps contracts for physical commodities, including Henry Hub natural gas, were vacated by federal district court on September 28, 2012. On November 5, 2013, the CFTC proposed new position limits rules that would modify and expand the applicability of position limits on certain core futures and equivalent swaps contracts for or linked to certain physical commodities, including Henry Hub natural gas, that market participants could hold with exceptions for certain bona fide hedging transactions. The CFTC has determined, by rule, that certain interest rate swaps and certain credit default swaps must be mandatorily cleared, but the CFTC has not yet proposed rules determining any other classes of swaps, including physical commodity swaps, for mandatory clearing. Although we expect to qualify for the "end-user exception" from the mandatory clearing and exchange-trading requirements for our swaps entered to hedge our commercial risks, these mandatory clearing and exchange-trading requirements may apply to other market participants, such as our counterparties (who may be registered as Swap Dealers), and the application of such rules may change the cost and availability of the swaps that we use for hedging. For uncleared swaps, the CFTC or federal banking regulators may adopt rules that would require our Swap Dealer counterparties to enter into credit support documentation with us and/or require us to post initial and variation margin; however, the CFTC's and other regulators' margin rules are not yet final and therefore the application of those provisions to us is uncertain at this time. Provisions from other titles of the Dodd-Frank Act may also cause our derivatives counterparties to spin off some or all of their derivatives activities to a separate entity, and such separate entity, who could be our counterparty in future swaps, may not be as creditworthy as the current counterparty. The Dodd-Frank Act's swaps regulatory provisions and the related rules may also adversely affect our existing derivative contracts and restrict our ability to monetize such contracts, cause us to restructure certain contracts, reduce the availability of derivatives to protect against risks or to optimize assets, and impact the liquidity of certain swaps products, all of which could increase our business costs.

Environmental Regulation

Our LNG terminals are subject to various federal, state and local laws and regulations relating to the protection of the environment. These environmental laws and regulations may impose substantial penalties for noncompliance and substantial liabilities for pollution. Many of these laws and regulations restrict or prohibit the types, quantities and concentration of substances that can be released into the environment and can lead to substantial civil and criminal fines and penalties for non-compliance.

Clean Air Act ("CAA")

Our LNG terminals are subject to the federal CAA and comparable state and local laws. We may be required to incur certain capital expenditures over the next several years for air pollution control equipment in connection with maintaining or obtaining permits and approvals addressing air emission-related issues. We do not believe, however, that our operations, or the construction and operations of our proposed liquefaction facilities, will be materially and adversely affected by any such requirements.

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

Coastal Zone Management Act ("CZMA")

Our LNG terminals are subject to the review and possible requirements of the CZMA throughout the construction of facilities located within the coastal zone. The CZMA is administered by the states (in Louisiana, by the Department of Natural Resources, and in Texas, by the General Land Office). This program is implemented to ensure that impacts to coastal areas are consistent with the intent of the CZMA to manage the coastal areas.

Clean Water Act ("CWA")

Our LNG terminals are subject to the federal CWA and analogous state and local laws. The CWA imposes strict controls on the discharge of pollutants into the navigable waters of the United States, including discharges of wastewater and storm water runoff and fill/discharges into waters of the United States. Permits must be obtained to discharge pollutants into state and federal waters. The CWA is administered by the EPA, the USACE, and by the states (in Louisiana, by the LDEQ, and in Texas, by the TCEQ).

Resource Conservation and Recovery Act ("RCRA")

The federal RCRA and comparable state statutes govern the disposal of solid and hazardous wastes. In the event such wastes are generated in connection with our facilities, we will be subject to regulatory requirements affecting the handling, transportation, treatment, storage and disposal of such wastes

Endangered Species Act

Our LNG terminals may be restricted by requirements under the Endangered Species Act, which seeks to protect endangered or threatened animal, fish and plant species and designated habitats.

LNG and Natural Gas Marketing Business

Our wholly owned subsidiary, Cheniere Marketing, is engaged in the LNG and natural gas marketing business and is seeking to develop a portfolio of long-term, short-term and spot LNG purchase and sale agreements. Cheniere Marketing has purchased, transported and unloaded commercial LNG cargoes into the Sabine Pass LNG terminal and has used trading strategies intended to maximize margins on these cargoes. Cheniere Marketing has secured the following rights and obligations to support its business:

•
the right to deliver cargoes to the Sabine Pass LNG terminal during the construction of the Sabine Pass Liquefaction Project in exchange for payment of 80% of the expected gross margin from each cargo to Cheniere Energy Investments, LLC ("Cheniere Investments"), a wholly owned subsidiary of Cheniere Partners;

•
the Cheniere Marketing SPA, with the right to purchase, at Cheniere Marketing's option, up to 104,000,000 MMBtu/yr of LNG from Sabine Pass Liquefaction, to the extent Sabine Pass Liquefaction is able to produce LNG in excess of that required for other customers: Cheniere Marketing may purchase LNG at a price of 115% of Henry Hub plus up to $3.00 per MMBtu for the most profitable 36,000,000 MMBtu of cargoes sold each year by Cheniere Marketing; and then 20% of net profits of the remaining 68,000,000 MMBtu sold each year by Cheniere Marketing; and

•
three LNG vessel time charters with subsidiaries of two ship owners, Dynagas, Ltd. and Teekay LNG Operating LLC. The annual payments for the vessel charters are approximately $92 million. The charters have an initial term of 5 years with the option to renew with Dynagas, Ltd. for a 2-year extension with similar terms as the initial term. Cheniere Marketing expects to receive delivery of the vessel from Dynagas, Ltd. in June 2015 and the vessels from Teekay LNG Operating LLC in January 2016 and June 2016.

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

The EPAct contains provisions intended to prohibit the manipulation of the natural gas markets and is applicable to our LNG and natural gas marketing businesses.

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

Market Factors

Our ability to sell any seasonal quantities of LNG available from Trains 1 through 4, develop additional Trains, or develop other new projects is subject to a broader array of market factors, including changes in worldwide supply and demand for natural gas, LNG and substitute products; the relative prices for natural gas, crude oil and substitute products in North America and international markets; economic growth in developing countries; investment in energy infrastructure; the rate of fuel switching for power generation from coal, nuclear or oil to natural gas; and access to capital markets.

We expect, based on our experience in the energy industry, that global demand for natural gas and LNG will increase significantly as nations seek more abundant, reliable and environmentally cleaner fuel alternatives to oil and coal. Global demand for natural gas is projected by the International Energy Agency ("IEA") to grow by more than 22.5 Tcf between 2010 and 2020, fueled by the growth of emerging economies. Wood Mackenzie forecasts that global demand for LNG will increase by 45%, or 5.14 Tcf, by 2020, from approximately 237 mtpa, or 11.5 Tcf/yr, in 2012, and reach a total of 532 mtpa, or 26 Tcf/yr, by 2030. As a result, the share of LNG in the global natural gas market is expected to increase as markets seek to improve security of supply by accessing a wide portfolio of producers that can readjust deliveries to meet the needs of changing markets.

While global natural gas consumption has been rising internationally, natural gas production in the United States has undergone a technological transformation that has resulted in a substantial increase in annual production capacity, decrease in the cost of production, and expansion of technically recoverable reserves.

Our ability to continue to develop new facilities in the United States will be driven in part by the continued success of the North American upstream natural gas sector in developing new reservoirs, continuing to drive down costs and producing higher valued condensates and natural gas liquids in conjunction with natural gas production. Any such facilities will compete with other international LNG export projects principally on a price basis. These projects generally require capital not only to build the marine, storage and liquefaction facilities, but also to drill wells and build processing and pipeline transportation infrastructure. Because we rely on the natural gas market and transportation infrastructure already existing in the United States, we generally require less capital expenditures than competing projects. Furthermore, because natural gas is purchased from the United States market at a Henry Hub related price, we can offer LNG for sale at an alternative price to crude oil prices, thereby providing customers with an opportunity to diversify their supply portfolios by geography and price index.

Subsidiaries

Our assets are generally held by or under our subsidiaries. We conduct most of our business through these subsidiaries, including the development, construction and operation of our LNG terminal business and the development and operation of our LNG and natural gas marketing business.

Employees and Labor Relations

We had 423 full-time employees at January 31, 2014.  We consider our current employee relations to be favorable.

Available Information

Our common stock has been publicly traded since March 24, 2003, and is traded on the NYSE MKT under the symbol "LNG".
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

We will also make available to any stockholder, without charge, copies of our Annual Report on Form 10-K as filed with the SEC. For copies of this, or any other filing, please contact: Cheniere Energy, Inc., Investor Relations Department, 700 Milam Street, Suite 800, Houston, Texas 77002 or call (713) 375-5000. In addition, the public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers, like us, that file electronically with the SEC.

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
Risks Relating to Our Financial Matters

Our significant debt could materially and adversely affect our business, financial condition and prospects.

As of December 31, 2013, we had $6.6 billion of total debt outstanding on a consolidated basis (before debt discounts and debt premiums). We incur significant interest expense relating to the assets at the Sabine Pass LNG terminal, and we anticipate needing to incur substantial additional debt and issue equity to finance the construction of the Corpus Christi Liquefaction Project and to finance the construction of Trains 5 and 6 of the Sabine Pass Liquefaction Project. Our ability to fund our capital expenditures and refinance our indebtedness will depend on our ability to access the capital markets. Furthermore, our costs could increase or future borrowings or equity offerings may be unavailable to us or unsuccessful, which could cause us to be unable to pay or refinance our indebtedness or to fund our other liquidity needs.

We have not been profitable historically, and we have not had positive operating cash flow. We may not achieve profitability or generate positive operating cash flow in the future.

We had net losses of $507.9 million, $332.8 million and $198.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. In addition, our net cash flow used in operating activities was $52.4 million, $107.8 million and $42.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. We will continue to incur significant capital and operating expenditures while we develop and construct the Sabine Pass Liquefaction Project and the Corpus Christi Liquefaction Project. We currently expect that we will not begin to receive cash flows from operations under any SPA until late 2015, at the earliest. Any delays beyond the expected development period for Train 1 of the Sabine Pass Liquefaction Project would prolong, and could increase the level of operating losses and negative operating cash flows. Our future liquidity may also be affected by the timing of construction financing availability in relation to the incurrence of construction costs and other outflows and by the timing of receipt of cash flows under SPAs in relation to the incurrence of project and operating expenses. Moreover, many factors (including factors beyond our control) could result in a disparity between liquidity sources and cash needs, including factors such as construction delays and breaches of agreements. Our ability to generate positive operating cash flow and achieve profitability in the future is dependent on our ability to successfully and timely complete the applicable Train.

We may sell equity or equity-related securities or assets, including equity interests in Cheniere Holdings and Cheniere Partners. Such sales could dilute our stockholders' proportionate indirect interests in our assets, business operations and proposed liquefaction and other projects of Cheniere Partners or other subsidiaries, and could adversely affect the market price of our common stock.

We have pursued and are pursuing a number of alternatives in order to finance the construction of Trains 5 and 6 of the Sabine Pass Liquefaction Project and to finance the construction of the Corpus Christi Liquefaction Project, including potential issuances and sales of additional equity or equity-related securities by us, Cheniere Partners, or both, and potential sales of assets, including our equity interests in Cheniere Holdings. Such sales, in one or more transactions, could dilute our stockholders' proportionate indirect interests in our assets, business operations and proposed projects of Cheniere Partners, including the Sabine Pass Liquefaction Project, or in other subsidiaries or projects, including the Corpus Christi Liquefaction Project. In addition, such sales, or the anticipation of such sales, could adversely affect the market price of our common stock.

Our ability to generate cash is substantially dependent upon the performance by customers under long-term contracts that we have entered into, and we could be materially and adversely affected if any customer fails to perform its contractual obligations for any reason.

Our future results and liquidity are substantially dependent upon performance by Chevron and Total, each of which has entered into a TUA with Sabine Pass LNG and agreed to pay us approximately $125 million annually, and, upon satisfaction of the conditions precedent to payment thereunder, by BG, Gas Natural Fenosa, KOGAS, GAIL, Total, Centrica and Pertamina, each of which has entered into an SPA and agreed to pay us approximately $723 million, $454 million, $548 million, $548 million, $314 million, $274 million and $139 million annually, respectively. We are dependent on each customer's continued willingness and ability to perform its obligations under its SPA. We are also exposed to the credit risk of any guarantor of these customers' obligations under their respective TUA or SPA in the event that we must seek recourse under a guaranty. If any customer fails to perform its obligations under its TUA or SPA, our business, contracts, financial condition, operating results, cash flow, liquidity and prospects could be materially and adversely affected, even if we were ultimately successful in seeking damages from that customer or its guarantor for a breach of the TUA or SPA.

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

Each of the SPAs contain various termination rights allowing our customers to terminate their SPAs, including, without limitation: (i) upon the occurrence of certain events of force majeure; (ii) if we fail to make available specified scheduled cargo quantities; (iii) delays in the commencement of commercial operations; and (iv) if the conditions precedent contained in the Total, Centrica and Pertamina SPAs are not met or waived by specified dates. Sabine Pass Liquefaction or Corpus Christi Liquefaction, as applicable, may not be able to replace these SPAs on desirable terms, or at all, if they are terminated.

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

Sabine Pass Liquefaction is likewise restricted from making distributions under agreements governing its indebtedness generally until, among other requirements, substantial completion of Trains 1 through 4 has occurred, deposits are made into debt service reserve accounts and a debt service coverage ratio of 1.25:1.00 is satisfied.

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

To reduce our exposure to fluctuations in the price, volume and timing risk associated with the purchase of natural gas, we use futures, swaps and option contracts traded or cleared on the Intercontinental Exchange and the New York Mercantile Exchange ("NYMEX"), or over-the-counter options and swaps with other natural gas merchants and financial institutions. Hedging arrangements would expose us to risk of financial loss in some circumstances, including when:

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

The swaps regulatory provisions of the Dodd-Frank Act and the rules adopted thereunder could have an adverse impact on our ability to hedge risks associated with its business and on our results of operations and cash flows.

Title VII of the Dodd-Frank Act establishes federal oversight and regulation of the over-the-counter ("OTC") derivatives market and entities, such as us, that participate in that market. The provisions of that title of the Dodd-Frank Act and the rules of the CFTC and the SEC adopted and proposed to be adopted thereunder, regulate certain swaps entities, require clearing of certain swaps by clearing organizations and execution of certain swaps on contract markets or swap execution facilities, and require certain reporting and recordkeeping of swaps. They also give the CFTC the authority to establish limits on the positions in certain core futures and equivalent swaps contracts for or linked to certain physical commodities, including Henry Hub natural gas, held by market participants, with exceptions for certain bona fide hedging transactions. The CFTC's rules establishing position limits were vacated by a federal district court in September 2012. However, on November 5, 2013, the CFTC proposed new position limits rules that would modify and expand the applicability of position limits on certain core futures and equivalent swaps contracts for or linked to certain physical commodities, including Henry Hub natural gas, that market participants could hold with exceptions for certain bona fide hedging transactions.

The CFTC has designated certain interest rate swaps and certain credit default swaps for mandatory clearing and set compliance dates for three different categories of market participants who are parties to such swaps, the earliest of which was March 11, 2013 and the latest of which was September 9, 2013. The CFTC has not yet proposed rules designating any other classes of swaps, including physical commodity swaps, for mandatory clearing. Although we expect to qualify for the end-user exception from the mandatory clearing and trade execution requirements for our swaps entered to hedge our commercial risks, the application of the mandatory clearing and trade execution requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging. In addition, for uncleared swaps, the CFTC or federal banking regulators may require our counterparties to require that we enter into credit support documentation and/or post initial and variation margin; however, the proposed margin rules are not yet final, and therefore the application of those provisions to us is uncertain at this time. Provisions of the Dodd-Frank Act may also cause our derivatives counterparties to spin off some or all of their derivatives activities to a separate entity, which could be our counterparty in future swaps and which entity may not be as creditworthy as the current counterparty.

The Dodd-Frank Act's swaps regulatory provisions and the related rules could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks that we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If, as a result of the swaps regulatory regime discussed above, we were to reduce our use of swaps to hedge our risks, such as commodity price risks that we encounter in our operations, our results of operations and cash flows may become more volatile and could be otherwise adversely affected.

Risks Relating to Our LNG Terminal Business

Operation of the Sabine Pass LNG terminal, the Sabine Pass Liquefaction Project and the Corpus Christi Liquefaction Project and other facilities that we may construct involves significant risks.

As more fully discussed in these Risk Factors, the Sabine Pass LNG terminal, the Sabine Pass Liquefaction Project and the Corpus Christi Liquefaction Project and our other existing and proposed LNG facilities face operational risks, including the following:

•	the facilities' performing below expected levels of efficiency;

•	breakdown or failures of equipment;

•	operational errors by vessel or tug operators;

•	operational errors by us or any contracted facility operator;

•	labor disputes; and

•	weather-related interruptions of operations.
We may not be successful in implementing our proposed business strategy to provide liquefaction capabilities at the Sabine Pass LNG terminal adjacent to the existing regasification facilities or the Corpus Christi Liquefaction Project.

The Sabine Pass Liquefaction Project and the Corpus Christi Liquefaction Project will require very significant financial resources, which may not be available on terms reasonably acceptable to us or at all. The SPAs with Total, Centrica and Pertamina contain certain conditions precedent, including, but not limited to, receiving regulatory approvals, securing necessary financing arrangements and making a final investment decision to construct the applicable Train. If these conditions are not met by June

30, 2015 with respect to the Total and Centrica SPAs, and December 31, 2014 with respect to the Pertamina SPA, each of Total, Centrica and Pertamina may terminate its respective SPA.

It will take several years to construct our proposed liquefaction facilities, and we do not expect Train 1 of the Sabine Pass Liquefaction Project to produce LNG until late 2015, at the earliest. Even if successfully constructed, our proposed liquefaction facilities would be subject to the operating risks described herein. Accordingly, there are many risks associated with the Sabine Pass Liquefaction Project and the Corpus Christi Liquefaction Project, and if we are not successful in implementing our business strategy, we may not be able to generate cash flows, which could have a material adverse impact on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Cost overruns and delays in the completion of one or more Trains, as well as difficulties in obtaining sufficient financing to pay for such costs and delays, could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

The actual construction costs of the Trains may be significantly higher than our current estimates as a result of many factors, including change orders under existing or future engineering, procurement and construction contracts resulting from the occurrence of certain specified events that may give Bechtel the right to cause us to enter into change orders or resulting from changes with which we otherwise agree. We do not have any prior experience in constructing liquefaction facilities, and no liquefaction facilities have been constructed and placed in service in the United States in over 40 years. As construction progresses, we may decide or be forced to submit change orders to our contractor that could result in longer construction periods, higher construction costs or both.

Delays in the construction of one or more Trains beyond the estimated development periods, as well as change orders to the EPC Contracts with Bechtel or any future engineering, procurement and construction contract related to additional Trains, could increase the cost of completion beyond the amounts that we estimate, which could require us to obtain additional sources of financing to fund our operations until the applicable liquefaction project is constructed (which could cause further delays). Our ability to obtain financing that may be needed to provide additional funding to cover increased costs will depend, in part, on factors beyond our control. Accordingly, we may not be able to obtain financing on terms that are acceptable to us, or at all. Even if we are able to obtain financing, we may have to accept terms that are disadvantageous to us or that may have a material adverse effect on our current or future business, contracts, financial condition, operating results, cash flow, liquidity and prospects.
Delays in the completion of one or more Trains could lead to reduced revenues or termination of one or more of the SPAs by our counterparties.

Any delay in completion of a Train could cause a delay in the receipt of revenues projected therefrom or cause a loss of one or more customers in the event of significant delays. As a result, any significant construction delay, whatever the cause, could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Our ability to complete development of additional Trains will be contingent on our ability to obtain additional funding. If we are unable to obtain sufficient funding, we may be unable to complete our business plan and our business may ultimately be unsuccessful.

We will require significant additional funding to be able to commence construction of the Corpus Christi Liquefaction Project and Trains 5 and 6 of the Sabine Pass Liquefaction Project, which we may not be able to obtain at a cost that results in positive economics, or at all. The inability to achieve acceptable funding may cause a delay in the development of additional Trains, and we may not be able to complete our business plan. Even if we are able to obtain funding, the funding may be inadequate to cover any increases in costs or delays in completion of the applicable Train, which may cause a delay in the receipt of revenues projected therefrom or cause a loss of one or more customers in the event of significant delays. As a result, any significant construction delay, whatever the cause, could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

To maintain the cryogenic readiness of the Sabine Pass LNG terminal, Sabine Pass LNG may need to purchase and process LNG. Sabine Pass LNG's TUA customers, including Sabine Pass Liquefaction, have the obligation to procure LNG if necessary for the Sabine Pass LNG terminal to maintain its cryogenic state. If they fail to do so, Sabine Pass LNG may need to procure such LNG.

Sabine Pass LNG needs to maintain the cryogenic readiness of the Sabine Pass LNG terminal. Together with Sabine Pass Liquefaction, the two third-party TUA customers have the obligation to maintain minimum inventory levels, and, under certain circumstances, to procure LNG to maintain the cryogenic readiness of the terminal. In the event that aggregate minimum inventory levels are not maintained, Sabine Pass LNG has the right to procure a cryogenic readiness cargo to cure a minimum inventory condition, and to be reimbursed by each TUA customer for their allocable share of the LNG acquisition costs. If Sabine Pass LNG is not able to obtain financing on acceptable terms, it will need to maintain sufficient working capital for such a purchase until it receives reimbursement for the allocable costs of the LNG from its TUA customers or sells the regasified LNG.

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

Hurricanes or other disasters could result in an interruption of our operations, a delay in the completion of our liquefaction projects, higher construction costs, and the deferral of the dates on which payments are due under the SPAs, all of which could adversely affect us.

In August and September of 2005, Hurricanes Katrina and Rita damaged coastal and inland areas located in Texas, Louisiana, Mississippi and Alabama, resulting in the temporary suspension of construction of the Sabine Pass LNG terminal. In September 2008, Hurricane Ike struck the Texas and Louisiana coast, and the Sabine Pass LNG terminal experienced minor damage.

Future storms and related storm activity and collateral effects, or other disasters such as explosions, fires, floods or accidents, could result in damage to, or interruption of operations at, the Sabine Pass LNG terminal or related infrastructure, as well as delays or cost increases in the construction and the development of the Sabine Pass Liquefaction Project, the Corpus Christi Liquefaction Project or our other facilities. If there are changes in the global climate, storm frequency and intensity may increase; should it result in rising seas, our coastal operations may be impacted.

Failure to obtain and maintain approvals and permits from governmental and regulatory agencies with respect to the design, construction and operation of our facilities could impede operations and construction and could have a material adverse effect on us.

The design, construction and operation of interstate natural gas pipelines, LNG terminals, including the Sabine Pass Liquefaction Project and the Corpus Christi Liquefaction Project, and other facilities, and the import and export of LNG and the transportation of natural gas, are highly regulated activities. Approval of the FERC under Section 3 and Section 7 of the NGA, as well as several other material governmental and regulatory approvals and permits, including several under the CAA and the CWA, are required in order to construct and operate an LNG facility and an interstate natural gas pipeline. Although the FERC has issued an order under Section 3 of the NGA authorizing the siting, construction and operation of four Trains at the Sabine Pass Liquefaction Project, the FERC order requires us to obtain certain additional approvals in conjunction with ongoing construction and operations of our proposed liquefaction facilities. In addition, our applications to the FERC under Section 3 of the NGA for authorization to site, construct and operate two additional Trains at the Sabine Pass Liquefaction Project and to site, construct and operate trains at the Corpus Christi Liquefaction Project are currently pending and will be subject to an environmental assessment by the FERC and comment from the public and intervenors. Authorizations obtained from other federal and state regulatory agencies also contain ongoing conditions, and additional approval and permit requirements may be imposed. We cannot control the outcome of the review and approval process. We do not know whether or when any such approvals or permits can be obtained, or whether or not any existing or potential interventions or other actions by third parties will interfere with our ability to obtain and maintain such permits or approvals. If we are unable to obtain and maintain the necessary approvals and permits, we may not be able to recover our investment in our projects. There is no assurance that we will obtain and maintain these governmental permits, approvals and authorizations, or that we will be able to obtain them on a timely basis, and failure to obtain and maintain any of these permits, approvals or authorizations could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

We are dependent on Bechtel and other contractors for the successful completion of the Sabine Pass Liquefaction Project and the Corpus Christi Liquefaction Project.

Timely and cost-effective completion of the Sabine Pass Liquefaction Project and the Corpus Christi Liquefaction Project in compliance with agreed specifications is central to our business strategy and is highly dependent on the performance of Bechtel and our other contractors under their agreements. The ability of Bechtel and our other contractors to perform successfully under their agreements is dependent on a number of factors, including their ability to:

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
Although some agreements may provide for liquidated damages if the contractor fails to perform in the manner required with respect to certain of its obligations, the events that trigger a requirement to pay liquidated damages may delay or impair the operation of the applicable liquefaction facility, and any liquidated damages that we receive may not be sufficient to cover the damages that we suffer as a result of any such delay or impairment. The obligations of Bechtel and our other contractors to pay liquidated damages under their agreements are subject to caps on liability, as set forth therein. Furthermore, we may have disagreements with our contractors about different elements of the construction process, which could lead to the assertion of rights and remedies under their contracts and increase the cost of the applicable liquefaction facility or result in a contractor's unwillingness to perform further work. If any contractor is unable or unwilling to perform according to the negotiated terms and timetable of its respective agreement for any reason or terminates its agreement, we would be required to engage a substitute contractor. This would likely result in significant project delays and increased costs, which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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

We will depend upon third-party pipelines and other facilities that will provide gas delivery options to our proposed liquefaction facilities and pipelines. If the construction of new or modified pipeline connections is not completed on schedule or any pipeline connection were to become unavailable for current or future volumes of natural gas due to repairs, damage to the facility, lack of capacity or any other reason, our ability to meet our SPA obligations and continue shipping natural gas from producing regions or to end markets could be restricted, thereby reducing our revenues which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

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

Our interstate natural gas pipelines and their FERC gas tariffs are subject to FERC regulation.

Our interstate natural gas pipelines are subject to regulation by the FERC under the NGA and under the Natural Gas Policy Act of 1978. The FERC regulates the transportation of natural gas in interstate commerce, including the construction and operation of our pipelines, the rates and terms of conditions of service and abandonment of facilities. Under the NGA, the rates charged by our interstate natural gas pipelines must be just and reasonable, and we are prohibited from unduly preferring or unreasonably discriminating against any person with respect to pipeline rates or terms and conditions of service. If we fail to comply with all applicable statutes, rules, regulations and orders, our interstate pipelines could be subject to substantial penalties and fines.

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

Cheniere Marketing may not be able to contract with customers to facilitate the export of LNG on its chartered LNG vessels.

Cheniere Marketing has entered into an SPA with Sabine Pass Liquefaction pursuant to which Cheniere Marketing has the option to purchase LNG at the Sabine Pass Liquefaction Project.  Cheniere Marketing has also entered into LNG vessel charters in order to secure shipping capacity for the export of LNG to purchasers.  Under the charters, each having an initial term of 5 years, Cheniere Marketing is obligated to make payments for these vessels regardless of use in the aggregate amount of approximately $92.0 million per year with a portion of such payments beginning in 2015.  However, Cheniere Marketing may not be able to enter into contracts with purchasers of LNG in quantities equivalent to the vessel capacities for which Cheniere Marketing is required to make payments.  Failure to secure buyers for a sufficient amount of LNG could materially and adversely affect Cheniere Marketing's business, results of operations, cash flows and liquidity.

Risks Relating to Our LNG Businesses in General

We may not construct or operate any additional LNG facilities or Trains beyond those currently planned, which could limit our growth prospects.

We may not construct some of our proposed LNG facilities, including the proposed Corpus Christi Liquefaction Project or natural gas pipelines, whether due to lack of commercial interest or inability to obtain financing or otherwise. Our ability to develop additional liquefaction facilities will also depend on the availability and pricing of LNG and natural gas in North America and other places around the world. Competitors may have longer operating histories, more development experience, greater name recognition, larger staffs and substantially greater financial, technical and marketing resources and access to sources of natural gas and LNG than we do. If we are unable or unwilling to construct and operate additional LNG facilities, our prospects for growth will be limited.

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

The economics of our LNG businesses could be subject to cyclical swings, reflecting alternating periods of under-supply and over-supply of LNG import or export capacity and available natural gas, principally due to the combined impact of several factors, including:

•	additions to competitive regasification capacity in North America, Europe, Asia and other markets, which could divert LNG from the Sabine Pass LNG terminal;

•	competitive liquefaction capacity in North America, which could divert natural gas from our proposed liquefaction facilities;

•	insufficient or oversupply of natural gas liquefaction or receiving capacity worldwide;

•	insufficient LNG tanker capacity;

•	reduced demand and lower prices for natural gas;

•	increased natural gas production deliverable by pipelines, which could suppress demand for LNG;

•	cost improvements that allow competitors to offer LNG regasification services or provide liquefaction capabilities at reduced prices;

•	changes in supplies of, and prices for, alternative energy sources such as coal, oil, nuclear, hydroelectric, wind and solar energy, which may reduce the demand for natural gas;

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

Various economic and political factors could negatively affect the development of LNG facilities, including the Sabine Pass Liquefaction Project and the Corpus Christi Liquefaction Project, which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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
We may not be able to secure firm pipeline transportation capacity on economic terms that is sufficient to meet our feed gas transportation requirements, which could have a material adverse effect on us.

We believe that there is sufficient capacity on the Creole Trail Pipeline to accommodate all of our natural gas supply requirements for Trains 1 and 2 of the Sabine Pass Liquefaction Project but not for additional Trains. We have entered into transportation precedent agreements to secure firm pipeline transportation capacity with CTPL and other third party pipeline companies and plan to secure additional capacity, but we may not be able to do so on commercially reasonable terms or at all, which would impair our ability to fulfill our obligations under certain of our SPAs and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

We face competition based upon the international market price for LNG.

Our liquefaction projects are subject to the risk of LNG price competition at times when we need to replace any existing SPA, whether due to natural expiration, default or otherwise, or enter into new SPAs. Factors relating to competition may prevent us from entering into a new or replacement SPA on economically comparable terms as existing SPAs, or at all. Such an event could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects. Factors which may negatively affect potential demand for LNG from our liquefaction projects are diverse and include, among others:

•	increases in worldwide LNG production capacity and availability of LNG for market supply;

•	increases in demand for LNG but at levels below those required to maintain current price equilibrium with respect to supply;

•	increases in the cost to supply natural gas feedstock to our liquefaction projects;

•	decreases in the cost of competing sources of natural gas or alternate fuels such as coal, heavy fuel oil and diesel;

•	increases in capacity and utilization of nuclear power and related facilities; and

•	displacement of LNG by pipeline natural gas or alternate fuels in locations where access to these energy sources is not currently available.
Terrorist attacks or military campaigns may adversely impact our business.

A terrorist or military incident involving an LNG facility or LNG vessel may result in delays in, or cancellation of, construction of new LNG facilities, including one or more of the Trains, which would increase our costs and decrease our cash flows. A terrorist incident may also result in temporary or permanent closure of existing LNG facilities, including the Sabine Pass LNG terminal or the Creole Trail Pipeline, which could increase our costs and decrease our cash flows, depending on the duration and timing of the closure. Our operations could also become subject to increased governmental scrutiny that may result in additional security measures at a significant incremental cost to us. In addition, the threat of terrorism and the impact of military campaigns may lead to continued volatility in prices for natural gas that could adversely affect our business and our customers, including their ability to satisfy their obligations to us under our commercial agreements. Instability in the financial markets as a result of terrorism or war could also materially adversely affect our ability to raise capital. The continuation of these developments may subject our construction and our operations to increased risks, as well as increased costs, and, depending on their ultimate magnitude, could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Risks Relating to Our Business in General

We are subject to significant operating hazards and uninsured risks, one or more of which may create significant liabilities and losses for us.

The operation of our LNG facilities, including the Sabine Pass Liquefaction Project, and pipelines are subject to the inherent risks associated with these types of operations, including explosions, pollution, release of toxic substances, fires, hurricanes and adverse weather conditions, and other hazards, each of which could result in significant delays in commencement or interruptions of operations and/or in damage to or destruction of our facilities or damage to persons and property. In addition, our operations and the facilities and vessels of third parties on which our operations are dependent face possible risks associated with acts of aggression or terrorism.

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

Our business is and will be subject to extensive federal, state and local laws and regulations that regulate and restrict, among other things, discharges to air, land and water, with particular respect to the protection of the environment; the handling, storage and disposal of hazardous materials, hazardous waste, and petroleum products; and remediation associated with the release of hazardous substances. Many of these laws and regulations, such as the CAA, the Oil Pollution Act, the CWA and the RCRA, and analogous state laws and regulations, restrict or prohibit the types, quantities and concentration of substances that can be released into the environment in connection with the construction and operation of our facilities, and require us to maintain permits and provide governmental authorities with access to our facilities for inspection and reports related to our compliance. Violation of these laws and regulations could lead to substantial liabilities, fines and penalties or to capital expenditures related to pollution control equipment that could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects. Federal and state laws impose liability, without regard to fault or the lawfulness of the original conduct, for the release of certain types or quantities of hazardous substances into the environment. As the owner and operator of our facilities, we could be liable for the costs of cleaning up hazardous substances released into the environment at or from our facilities and for resulting damage to natural resources.

There are numerous regulatory approaches currently in effect or being considered to address greenhouse gases, including possible future United States treaty commitments, new federal or state legislation that may impose a carbon emissions tax or establish a cap-and-trade program, and regulation by the EPA. In addition, as we consume natural gas at the Sabine Pass LNG terminal, a future carbon tax or other regulation may be imposed on us directly.

Other future legislation and regulations, such as those relating to the transportation and security of LNG imported to or exported from the Sabine Pass LNG terminal through the Sabine Pass deep water shipping channel less than four miles from the Gulf Coast, could cause additional expenditures, restrictions and delays in our business and to our proposed construction, the extent of which cannot be predicted and which may require us to limit substantially, delay or cease operations in some circumstances. Revised, reinterpreted or additional laws and regulations that result in increased compliance costs or additional operating or construction costs and restrictions could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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

Our lack of diversification could have an adverse effect on our business, contracts, financial condition, operating results, cash flows, liquidity and prospects.

Substantially all of our anticipated revenue in 2014 will be dependent upon one facility, the Sabine Pass LNG receiving terminal and related pipeline located in southern Louisiana. Due to our lack of asset and geographic diversification, an adverse development at the Sabine Pass LNG terminal or pipeline, or in the LNG industry, would have a significantly greater impact on our financial condition and results of operations than if we maintained more diverse assets and operating areas.

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

The market price of our common stock may fluctuate significantly, and our stockholders could lose all or part of their investment.

The market price of our common stock may fluctuate significantly as a result of a variety factors, some of which are beyond our control, including:

•	fluctuations in our quarterly or annual financial results or those of other companies in our industry;

•	issuance of additional equity securities which causes further dilution to stockholders;

•	operating and stock price performance of companies that investors deem comparable to us;

•	changes in government regulation or proposals applicable to us;

•	actual or potential non-performance by any customer or a counterparty under any agreement;

•	announcements made by us or our competitors of significant contracts;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	general economic conditions;

•	the failure of securities analysts to cover our common stock or changes in financial or other estimates by analysts; and

•	other factors described in these "Risk Factors"
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

If there is a determination that any of the restructuring transactions entered into prior to and in connection with Cheniere Holdings' initial public offering are taxable for U.S. federal income tax purposes and Cheniere Holdings ceases to be a member of our consolidated group for U.S. federal income tax purposes, then we could incur significant income tax liabilities.

Prior to and in connection with Cheniere Holdings' initial public offering, we, Cheniere Holdings and other members of our consolidated group for U.S. federal income tax purposes participated in a series of restructuring transactions intended to qualify as tax-free for U.S. federal income tax purposes. No ruling from the U.S. Internal Revenue Service has been requested in connection with the restructuring transactions. Under the Internal Revenue Code, Cheniere Holdings will cease to be a member of our consolidated group for U.S. federal income tax purposes (a deconsolidation) if at any time we own less than 80% of the vote or 80% of the value of Cheniere Holdings' outstanding shares, whether by issuance of additional shares by Cheniere Holdings or by our sale or other disposition of Cheniere Holdings' shares. If any of the restructuring transactions is determined to be taxable for U.S. federal income tax purposes for any reason, following a deconsolidation, we could incur significant income tax liabilities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 3. LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of December 31, 2013, there were no threatened or pending legal matters that would have a material impact on our consolidated results of operations, financial position or cash flows.

ITEM 4. MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER

Purchases of Equity Securities

Our common stock has traded on the NYSE MKT under the symbol "LNG" since March 24, 2003. The table below presents the high and low daily closing sales prices of our common stock, as reported by the NYSE MKT, for each quarter during 2012 and 2013.

	High	Low
Three Months Ended
March 31, 2012	$16.67	$8.70
June 30, 2012	18.74	11.75
September 30, 2012	16.80	12.81
December 31, 2012	18.78	14.11
Three Months Ended
March 31, 2013	$28.00	$19.50
June 30, 2013	30.60	25.33
September 30, 2013	34.14	27.07
December 31, 2013	44.90	34.31

As of January 31, 2014, we had 238.1 million shares of common stock outstanding held by approximately 518 record owners.

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

Issuer Purchases of Equity Securities

During the year ended December 31, 2013, we purchased 4.2 million shares of restricted stock at a weighted average cash price of $33.81 per share related to restricted stock that vested during 2013 and that was returned to the Company by employees to cover taxes.

Total Stockholder Return

The following graph compares the cumulative total stockholder return on our common stock against the S&P Oil & Gas Exploration & Production Index, and the Russell 2000 Index for the five years ended December 31, 2013. The graph was constructed on the assumption that $100 was invested in our common stock, the S&P Oil & Gas Exploration & Production Index and the Russell 2000 Index on December 31, 2008 and that any dividends were fully reinvested.

Company / Index	2009	2010	2011	2012	2013
Cheniere Energy, Inc.	85	194	305	659	1,513
Russell 2000 Index	127	161	155	180	250
S&P Oil & Gas Exploration & Production Index	142	155	145	151	192

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data set forth below are derived from our audited consolidated financial statements for the periods indicated. The financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operation and our Consolidated Financial Statements and the accompanying notes thereto included elsewhere in this report.

	Year Ended December 31,
	(in thousands, except per share data)
	2013	2012	2011	2010	2009
Revenues	$267,213	$266,220	$290,444	$291,513	$181,126
General and administrative expense (1)	384,512	152,081	88,427	68,626	65,830
Income (loss) from operations	(328,986)	(75,832)	58,146	104,623	23,496
Interest expense, net	(178,400)	(200,811)	(259,393)	(262,046)	(243,295)
Net loss attributable to common stockholders	(507,922)	(332,780)	(198,756)	(76,203)	(161,490)
Net loss per share attributable to common stockholders - basic and diluted	$(2.32)	$(1.83)	$(2.60)	$(1.37)	$(3.13)
Weighted average number of common shares outstanding - basic and diluted	218,869	181,768	76,483	55,765	51,598

	December 31,
	2013	2012	2011	2010	2009
Cash and cash equivalents	$960,842	$201,711	$459,160	$74,161	$88,372
Restricted cash and cash equivalents (current)	598,064	520,263	102,165	73,062	138,309
Non-current restricted cash and cash equivalents	1,031,399	272,924	82,892	82,892	82,892
Property, plant and equipment, net	6,454,399	3,282,305	2,107,129	2,157,597	2,216,855
Total assets	9,673,237	4,639,085	2,915,325	2,553,507	2,732,622
Current debt, net of discount	—	—	492,724	—	—
Long-term debt, net of discount	6,576,273	2,167,113	2,465,113	2,918,579	2,692,740
Long-term debt-related parties, net of discount	—	—	9,598	8,930	349,135
Total stockholders' equity (deficit)	$2,840,057	$2,261,605	$(172,992)	$(472,610)	$(649,732)

(1)
General and administrative expense includes $252.1 million, $53.2 million, $24.4 million, $16.1 million, and $19.2 million share-based compensation expense recognized in the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATION

Introduction

The following discussion and analysis presents management's view of our business, financial condition and overall performance and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes in "Financial Statements and Supplementary Data." This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Our discussion and analysis include the following subjects:

•	Overview of Business

•	Overview of Significant Events

•	Liquidity and Capital Resources

•	Contractual Obligations

•	Results of Operations

•	Off-Balance Sheet Arrangements

•	Summary of Critical Accounting Estimates

•	Recent Accounting Standards
Overview of Business

Cheniere Energy, Inc. (NYSE MKT: LNG), a Delaware corporation, is a Houston-based energy company primarily engaged in LNG-related businesses. We own and operate the Sabine Pass LNG terminal in Louisiana through our ownership interest in and management agreements with Cheniere Energy Partners, L.P. ("Cheniere Partners") (NYSE MKT: CQP), which is a publicly traded limited partnership that we created in 2007. We own 100% of the general partner interest in Cheniere Partners and 84.5% of Cheniere Energy Partners LP Holdings, LLC ("Cheniere Holdings") (NYSE MKT: CQH), which owns a 55.9% limited partner interest in Cheniere Partners.

In 2013, we formed Cheniere Holdings, a publicly traded limited liability company, to hold our limited partner interests in Cheniere Partners. In December 2013, Cheniere Holdings completed an initial public offering of 36.0 million common shares at $20.00 per common share (the "Cheniere Holdings Offering").

The Sabine Pass LNG terminal is located on the Sabine Pass deep water shipping channel less than four miles from the Gulf Coast. The Sabine Pass LNG terminal has operational regasification facilities owned by Cheniere Partners' wholly owned subsidiary, Sabine Pass LNG, L.P. ("Sabine Pass LNG"), that includes existing infrastructure of five LNG storage tanks with capacity of approximately 16.9 Bcfe, two docks that can accommodate vessels with capacity of up to 265,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d. Cheniere Partners is developing and constructing natural gas liquefaction facilities (the "Sabine Pass Liquefaction Project") at the Sabine Pass LNG terminal adjacent to the existing regasification facilities through a wholly owned subsidiary, Sabine Pass Liquefaction, LLC ("Sabine Pass Liquefaction"). Cheniere Partners plans to construct up to six Trains, which are in various stages of development. Each Train is expected to have nominal production capacity of approximately 4.5 mtpa. Cheniere Partners also owns the 94-mile Creole Trail Pipeline through a wholly owned subsidiary, Cheniere Creole Trail Pipeline, L.P. ("CTPL"), which interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines. One of our subsidiaries, Cheniere Marketing, LLC ("Cheniere Marketing"), is marketing LNG and natural gas on its own behalf and on behalf of Cheniere Partners, in an effort to utilize half of the LNG regasification capacity at the Sabine Pass LNG terminal during construction of the Sabine Pass Liquefaction Project. Cheniere Marketing has also entered into an LNG Sale and Purchase Agreement ("SPA") with Sabine Pass Liquefaction to purchase, at Cheniere Marketing's option, up to 104,000,000 MMBtu/yr of LNG.

We are developing a second natural gas liquefaction and export facility near Corpus Christi, Texas (the "Corpus Christi Liquefaction Project"). As currently contemplated, the proposed Corpus Christi Liquefaction LNG terminal would be designed for up to three Trains, with expected aggregate nominal production capacity of approximately 13.5 mtpa of LNG, have three LNG storage tanks with capacity of 10.1 Bcfe and two docks that can accommodate vessels with capacity of up to 267,000 cubic meters.

We are also in various stages of developing other projects, which, among other things, will require acceptable commercial and financing arrangements before we make a final investment decision.
Overview of Significant Events

Our significant accomplishments since January 1, 2013 and through the filing date of this Form 10-K, include the following:

Cheniere

•
Our wholly owned subsidiary, Corpus Christi Liquefaction, LLC ("Corpus Christi Liquefaction"), entered into an SPA with PT Pertamina (Persero) ("Pertamina") under which Pertamina has agreed to purchase 39.7 million MMBtu of LNG per year (approximately 0.8 mtpa) upon the commencement of operations from the LNG export facility being developed near Corpus Christi, Texas (the "Corpus Christi Liquefaction Project");

•
Corpus Christi Liquefaction entered into two lump sum turnkey contracts for the engineering, procurement and construction ("EPC") of Trains and related facilities for the Corpus Christi Liquefaction Project; and

•
Cheniere Holdings completed its initial public offering of 36.0 million common shares at $20.00 per common share. Cheniere Holdings was formed by us to hold our Cheniere Partners limited partner interests. We ultimately received all of the $665.0 million of net proceeds from the Cheniere Holdings Offering from the repayment of Cheniere Holdings' intercompany indebtedness and payables owed to us and through a distribution by Cheniere Holdings to us. We intend to use the $665.0 million for the development of our existing assets, future projects and general corporate purposes.

Cheniere Partners

•
Sabine Pass Liquefaction issued an aggregate principal amount of $2.0 billion of 5.625% Senior Secured Notes due 2021 (the "2021 Sabine Pass Liquefaction Senior Notes"), $1.0 billion of 6.25% Senior Secured Notes due 2022 (the "2022 Sabine Pass Liquefaction Senior Notes") and $1.0 billion of 5.625% Senior Secured Notes due 2023 (the "2023 Sabine Pass Liquefaction Senior Notes" and collectively with the 2021 Sabine Pass Liquefaction Senior Notes and the 2022 Sabine Pass Liquefaction Senior Notes, the "Sabine Pass Liquefaction Senior Notes"). Net proceeds from these offerings are intended to be used to pay a portion of the capital costs incurred in connection with the construction of Trains 1 through 4 of the Sabine Pass Liquefaction Project;

•
Cheniere Partners sold 17.6 million common units to institutional investors for net proceeds, after deducting expenses, of $372.4 million, which includes the general partner's proportionate capital contribution of $7.4 million. Cheniere Partners used the proceeds from that offering to purchase the Creole Trail Pipeline Business, as described below;

•
Sabine Pass Liquefaction entered into four credit facilities (the "2013 Liquefaction Credit Facilities") totaling $5.9 billion (which were subsequently reduced to $5.0 billion in connection with the issuance of the 2022 Sabine Pass Liquefaction Senior Notes) to be used for costs associated with the construction of Trains 1 through 4 of the Sabine Pass Liquefaction Project;

•
Sabine Pass Liquefaction issued a notice to proceed to Bechtel Oil, Gas and Chemicals, Inc. ("Bechtel") under the lump sum turnkey contract for the engineering, procurement and construction of Trains 3 and 4 of the Sabine Pass Liquefaction Project (the "EPC Contract (Trains 3 and 4)");

•
Sabine Pass Liquefaction entered into an SPA with Centrica plc ("Centrica") that commences upon the date of first commercial delivery for Train 5 and includes an annual contract quantity of 91.25 million MMBtu of LNG with a fixed fee of $3.00 per MMBtu, equating to expected annual contracted cash flow from fixed fees of approximately $274 million;

•
Cheniere Partners completed the acquisition of 100% of the equity interests in Cheniere Pipeline GP Interests, LLC held by Cheniere Pipeline Company, and the limited partner interest in CTPL held by Grand Cheniere Pipeline, LLC (the "Creole Trail Pipeline Business") for $480.0 million and reimbursed us $13.9 million for certain expenditures incurred prior to the closing date. Concurrent with the Creole Trail Pipeline Business acquisition closing, Cheniere Partners issued 12.0 million Class B units to us for aggregate consideration of $180.0 million. As a result of the two transactions, Cheniere Partners paid us net cash of $313.9 million;

•	CTPL entered into a $400.0 million term loan credit facility (the "CTPL Credit Facility") to fund capital expenditures on the Creole Trail Pipeline and for general business purposes; and

•
Cheniere Partners entered into an equity distribution agreement with Mizuho Securities USA Inc., under which Cheniere Partners may sell up to $500.0 million of common units through an at-the-market program.

Liquidity and Capital Resources

Although results are consolidated for financial reporting, Cheniere, Cheniere Holdings, Cheniere Partners, Sabine Pass Liquefaction and Sabine Pass LNG operate with independent capital structures. We expect the cash needs for at least the next twelve months will be met for each of these independent capital structures as follows:
•Sabine Pass LNG through operating cash flows and existing unrestricted cash;
•Sabine Pass Liquefaction through project debt and equity financings;
•Cheniere Partners through operating cash flows from Sabine Pass LNG and existing unrestricted cash;
•Cheniere Holdings through distributions from Cheniere Partners; and
•Cheniere through existing unrestricted cash, services fees from Cheniere Holdings, Cheniere Partners and its other subsidiaries, distributions from our investments in Cheniere Holdings and Cheniere Partners and operating cash flows from our LNG and natural gas marketing businesses.

As of December 31, 2013, we had cash and cash equivalents of $960.8 million available to Cheniere. In addition, we had current and non-current restricted cash and cash equivalents of $1,629.5 million (which included current and non-current restricted cash and cash equivalents available to Cheniere Partners, Sabine Pass Liquefaction and Sabine Pass LNG) designated for the following purposes: $1,059.7 million for the Sabine Pass Liquefaction Project, $101.9 million for CTPL, $91.1 million for interest payments related to the Sabine Pass LNG Senior Secured Notes described below; and $376.8 million for other restricted purposes.

Cheniere Holdings

Cheniere Holdings was formed by us to hold our Cheniere Partners limited partner interests, thereby allowing us to segregate our lower risk, stable, cash flow generating assets from our higher risk, early stage development projects and marketing activities. As of December 31, 2013, we had an 84.5% direct ownership of Cheniere Holdings. We will receive dividends on our Cheniere Holdings shares from the distributions that Cheniere Holdings receives from Cheniere Partners, and we will receive management fees for managing Cheniere Holdings.

Cheniere Partners

Our ownership interest in the Sabine Pass LNG terminal is held through Cheniere Partners. Through our interest in Cheniere Holdings, we indirectly own a 47.2% limited partner interest in Cheniere Partners in the form of 11,963,488 common units, 45,333,334 Class B units and 135,383,831 subordinated units. We also indirectly own a 2% general partner interest and the incentive distribution rights in Cheniere Partners. Cheniere Partners owns a 100% interest in Sabine Pass LNG, which is operating the regasification facilities at the Sabine Pass LNG terminal, and a 100% interest in Sabine Pass Liquefaction, which is constructing the Sabine Pass Liquefaction Project.

Prior to the Cheniere Holdings Offering, we received quarterly equity distributions from Cheniere Partners related to our limited partner and 2% general partner interests. We will continue to receive quarterly equity distributions from Cheniere Partners related to our 2% general partner interest, and we receive fees for providing services to Cheniere Partners, Cheniere Holdings, Sabine Pass LNG, Sabine Pass Liquefaction and CTPL. For the year ended December 31, 2013, we received $20.3 million in distributions on our common units, no cash distributions on our subordinated units or Class B units and $1.8 million in distributions on our general partner interest. During the year ended December 31, 2013, we received $102.9 million of service fees, in the aggregate, from Cheniere Partners, Sabine Pass LNG, Sabine Pass Liquefaction and CTPL.

Cheniere Partners' common unit and general partner distributions are being funded from accumulated operating surplus. We have not received distributions on our subordinated units with respect to the quarters ended on or after June 30, 2010. Cheniere Partners will not make distributions on our subordinated units until it generates additional cash flow from Sabine Pass LNG's excess capacity, the Sabine Pass Liquefaction Project or other new business, which would be used to make quarterly distributions on our subordinated units before any increase in distributions to the common unitholders.

Cheniere Partners' Class B units are subject to conversion, mandatorily or at the option of the Class B unitholders under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. The Cheniere Partners Class B units are not entitled to cash distributions except in the event of a liquidation (or merger, combination or sale of substantially all of Cheniere Partners' assets). On a quarterly basis beginning on the initial purchase of the Class B units and ending on the conversion date of the Class B units, the conversion value of the Class B units increases at a compounded rate of 3.5% per quarter, subject to an additional upward adjustment for certain equity and debt financings. The accreted conversion ratio of the Class B units owned by Cheniere and Blackstone CQP Holdco LP ("Blackstone") was 1.23 and 1.21, respectively, as of December 31, 2013. The Class B units will mandatorily convert into common units on the first business day following the record date with respect to Cheniere Partners' first distribution (the "Mandatory Conversion Date") after the earlier of the substantial completion date of Train 3 of the Sabine Pass Liquefaction Project or August 9, 2017, although if a notice to proceed is given to Bechtel for Train 3 prior to August 9, 2017, the Mandatory Conversion Date will be the substantial completion date of Train 3. The notice to proceed was given to Bechtel on May 28, 2013. Cheniere Partners currently expects the substantial completion date of Train 3 to occur before March 31, 2017. If the Class B units are not mandatorily converted by July 2019, the holders of the Class B units have the option to convert the Class B units into common units at that time.

LNG Terminal Business

Sabine Pass LNG Terminal

Regasification Facilities

The Sabine Pass LNG terminal has operational regasification capacity of approximately 4.0 Bcf/d and aggregate LNG storage capacity of approximately 16.9 Bcfe. Approximately 2.0 Bcf/d of the regasification capacity at the Sabine Pass LNG terminal has been reserved under two long-term third-party TUAs, under which Sabine Pass LNG's customers are required to pay fixed monthly fees, whether or not they use the LNG terminal.  Each of Total Gas & Power North America, Inc. ("Total") and Chevron U.S.A. Inc. ("Chevron") has reserved approximately 1.0 Bcf/d of regasification capacity and is obligated to make monthly capacity payments to Sabine Pass LNG aggregating approximately $125 million annually for 20 years that commenced in 2009.  Total S.A. has guaranteed Total's obligations under its TUA up to $2.5 billion, subject to certain exceptions, and Chevron Corporation has guaranteed Chevron's obligations under its TUA up to 80% of the fees payable by Chevron.

The remaining approximately 2.0 Bcf/d of capacity has been reserved under a TUA by Sabine Pass Liquefaction. Sabine Pass Liquefaction is obligated to make monthly capacity payments to Sabine Pass LNG aggregating approximately $250 million annually, continuing until at least 20 years after Sabine Pass Liquefaction delivers its first commercial cargo at the Sabine Pass Liquefaction Project, which may occur as early as late 2015.

Under each of these TUAs, Sabine Pass LNG is entitled to retain 2% of the LNG delivered to the Sabine Pass LNG terminal.

Liquefaction Facilities

The Sabine Pass Liquefaction Project is being developed at the Sabine Pass LNG terminal adjacent to the existing regasification facilities. We commenced construction of Trains 1 and 2 and the related new facilities needed to treat, liquefy, store and export natural gas in August 2012. Construction of Trains 3 and 4 and the related facilities commenced in May 2013. We are developing Trains 5 and 6 and commenced the regulatory approval process for these Trains in February 2013.

Cheniere Partners has received authorization from the Federal Energy Regulatory Commission (the "FERC") to site, construct and operate Trains 1 through 4. Cheniere Partners has also filed an application with the FERC for the approval to construct Trains 5 and 6. The Department of Energy (the "DOE") has granted Sabine Pass Liquefaction an order authorizing the export of up to the equivalent of 16 mtpa (approximately 803 Bcf/yr) of LNG to all nations with which trade is permitted for a 20-year term beginning on the earlier of the date of first export from Train 1 or August 7, 2017. The DOE further issued orders authorizing the export of an additional 503.3 Bcf/yr in total of domestically produced LNG from the Sabine Pass LNG terminal to free trade agreement ("FTA") countries providing for national treatment for trade in natural gas for a 20-year term.

As of December 31, 2013, the overall project completion for Trains 1 and 2 and Trains 3 and 4 of the Sabine Pass Liquefaction Project were approximately 54% and 20%, respectively, which are ahead of the contractual schedule. Based on our current construction schedule, we anticipate that Train 1 will produce LNG as early as late 2015, and Trains 2, 3 and 4 are expected to commence operations on a staggered basis thereafter.

Customers

Sabine Pass Liquefaction has entered into four fixed price, 20-year SPAs with third parties that in the aggregate equate to 16 mtpa of LNG that commence with the date of first commercial delivery for Trains 1 through 4, which are fully permitted. In addition, Sabine Pass Liquefaction has entered into two fixed price, 20-year SPAs with third parties for another 3.75 mtpa of LNG that commence with the date of first commercial delivery for Train 5, which has not yet received regulatory approval for construction. Under the SPAs, the customers will purchase LNG from Sabine Pass Liquefaction for a price consisting of a fixed fee plus 115% of Henry Hub per MMBtu of LNG. In certain circumstances, the customers may elect to cancel or suspend deliveries of LNG cargoes, in which case the customers would still be required to pay the fixed fee with respect to cargoes that are not delivered. A portion of the fixed fee will be subject to annual adjustment for inflation. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA commences upon the start of operations of the specified Train. In aggregate, the fixed fee portion to be paid by these customers is approximately $2.3 billion annually for Trains 1 through 4, and $2.9 billion annually if we make a positive final investment decision with respect to Train 5, with the applicable fixed fees starting from the commencement of commercial operations of the applicable Train. These fixed fees equal approximately $411 million, $564 million, $650 million, $648 million and $588 million for each of Trains 1 through 5, respectively.

In addition, Cheniere Marketing has entered into an SPA with Sabine Pass Liquefaction to purchase, at Cheniere Marketing's option, up to 104,000,000 MMBtu/yr of LNG. Sabine Pass Liquefaction has the right each year during the term of the SPA to reduce the annual contract quantity based on its assessment of how much LNG it can produce in excess of that required for other customers. Cheniere Marketing may purchase incremental LNG volumes at a price of 115% of Henry Hub plus up to $3.00 per MMBtu for the most profitable 36,000,000 MMBtu of cargoes sold each year by Cheniere Marketing; and then 20% of net profits of the remaining 68,000,000 MMBtu sold each year by Cheniere Marketing.

Natural Gas Transportation and Supply

For Sabine Pass Liquefaction's feed gas transportation requirements, Sabine Pass Liquefaction has entered into transportation precedent agreements to secure firm pipeline transportation capacity with CTPL and other third party pipeline companies. Sabine Pass Liquefaction has entered into enabling agreements with third parties, and will continue to enter into such agreements in order to secure feed gas for the Sabine Pass Liquefaction Project.

Construction

Trains 1 through 4 are being designed, constructed and commissioned by Bechtel Oil, Gas and Chemicals, Inc. ("Bechtel"). Sabine Pass Liquefaction entered into lump sum turnkey contracts with Bechtel for the engineering, procurement and construction of Train 1 and Train 2 (the "EPC Contract (Trains 1 and 2)") and the EPC Contract (Trains 3 and 4) under which Bechtel charges a lump sum for all work performed and generally bears project cost risk unless certain specified events occur, in which case Bechtel may cause Sabine Pass Liquefaction to enter into a change order, or Sabine Pass Liquefaction agrees with Bechtel to a change order.

The total contract price of the EPC Contract (Trains 1 and 2) and the total contract price of the EPC Contract (Trains 3 and 4) are approximately $4.1 billion and $3.8 billion, respectively, reflecting amounts incurred under change orders through December 31, 2013. Total expected capital costs for Trains 1 through 4 are estimated to be between $9.0 billion and $10.0 billion before financing costs and between $12.0 billion and $13.0 billion after financing costs, including, in each case, estimated owner's costs and contingencies.

Pipeline Facilities

CTPL owns the Creole Trail Pipeline, a 94-mile pipeline interconnecting the Sabine Pass LNG terminal with a number of large interstate pipelines. In December 2013, CTPL began construction of certain modifications to allow the Creole Trail Pipeline to be able to transport natural gas to the Sabine Pass LNG terminal. Cheniere Partners estimates that the capital costs to modify the Creole Trail Pipeline will be approximately $100 million. The modifications are expected to be in service in time for the commissioning and testing of Trains 1 and 2.

Capital Resources

We currently expect that Sabine Pass Liquefaction's capital resources requirements with respect to Trains 1 through 4 of the Sabine Pass Liquefaction Project will be financed through one or more of the following: borrowings, equity contributions from Cheniere Partners and cash flows under the SPAs. We believe that with the net proceeds of borrowings, unfunded commitments under the 2013 Liquefaction Credit Facilities (as defined below) and cash flows from operations, we will have adequate financial resources available to complete Trains 1 through 4 of the Sabine Pass Liquefaction Project and to meet our currently anticipated capital, operating and debt service requirements. We currently project that we will generate cash flow by late 2015, when Train 1 of the Sabine Pass Liquefaction Project is anticipated to achieve initial LNG production.

Senior Secured Notes

As of December 31, 2013, subsidiaries of Cheniere Partners had five series of senior secured notes outstanding (collectively, the "Senior Notes"):

•	$1,665.5 million of 7.50% Senior Secured Notes due 2016 issued by Sabine Pass LNG (the "2016 Notes");

•	$420.0 million of 6.50% Senior Secured Notes due 2020 issued by Sabine Pass LNG (the "2020 Notes" and collectively with the 2016 Notes, the "Sabine Pass LNG Senior Notes");

•	$2,000.0 million of the 2021 Sabine Pass Liquefaction Senior Notes;

•	$1,000.0 million of the 2022 Sabine Pass Liquefaction Senior Notes; and

•	$1,000.0 million of the 2023 Sabine Pass Liquefaction Senior Notes.
Interest on the Senior Notes is payable semi-annually in arrears. Subject to permitted liens, the Sabine Pass LNG Senior Notes are secured on a pari passu first-priority basis by a security interest in all of Sabine Pass LNG's equity interests and substantially all of Sabine Pass LNG's operating assets, and the Sabine Pass Liquefaction Senior Notes are secured on a first-priority basis by a security interest in all of the membership interests in Sabine Pass Liquefaction and substantially all of Sabine Pass Liquefaction's assets.

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

At any time prior to November 1, 2020, with respect to the 2021 Sabine Pass Liquefaction Senior Notes, or December 15, 2021, with respect to the 2022 Sabine Pass Liquefaction Senior Notes, or January 15, 2023, with respect to the 2023 Sabine Pass Liquefaction Senior Notes, Sabine Pass Liquefaction may redeem all or a part of the Sabine Pass Liquefaction Senior Notes at a redemption price equal to the "make-whole" price set forth in the common indenture governing the Sabine Pass Liquefaction Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption. Sabine Pass Liquefaction also may at any time on or after November 1, 2020, with respect to the 2021 Sabine Pass Liquefaction Senior Notes, or December 15, 2021, with respect to the 2022 Sabine Pass Liquefaction Senior Notes, or January 15, 2023, with respect to the 2023 Sabine Pass Liquefaction Senior Notes, redeem the Sabine Pass Liquefaction Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Sabine Pass Liquefaction Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

Under the indentures governing the Sabine Pass LNG Senior Notes, except for permitted tax distributions, Sabine Pass LNG may not make distributions until, among other requirements, deposits are made into debt service reserve accounts and a fixed charge coverage ratio test of 2:1 is satisfied. Under the indentures governing the Sabine Pass Liquefaction Senior Notes, Sabine Pass Liquefaction may not make any distributions until, among other requirements, substantial completion of Trains 1 and 2 has occurred, deposits are made into debt service reserve accounts and a debt service coverage ratio test of 1.25:1.00 is satisfied.

The Sabine Pass Liquefaction Senior Notes are governed by a common indenture with restrictive covenants. Sabine Pass Liquefaction may incur additional indebtedness in the future, including by issuing additional notes, and such indebtedness could be at higher interest rates and have different maturity dates and more restrictive covenants than the current outstanding indebtedness of Sabine Pass Liquefaction, including the Sabine Pass Liquefaction Senior Notes and the 2013 Liquefaction Credit Facilities described below.

2013 Liquefaction Credit Facilities

Sabine Pass Liquefaction has four credit facilities aggregating $5.0 billion, which will be used to fund a portion of the costs of developing, constructing and placing into operation Trains 1 through 4 of the Sabine Pass Liquefaction Project. The principal of the loans made under the 2013 Liquefaction Credit Facilities must be repaid in quarterly installments, commencing with the earlier of the last day of the first full calendar quarter after the Train 4 completion date, as defined in the 2013 Liquefaction Credit Facilities, and September 30, 2018. Loans under the 2013 Liquefaction Credit Facilities bear interest at a variable rate per annum equal to, at Sabine Pass Liquefaction's election, the London Interbank Offered Rate ("LIBOR") plus the applicable margin. The applicable margins for LIBOR loans range from 2.3% to 3.0% prior to the completion of Train 4 and from 2.3% to 3.25% after such completion, depending on the applicable 2013 Liquefaction Credit Facility. The 2013 Liquefaction Credit Facilities also require Sabine Pass Liquefaction to pay a commitment fee calculated at a rate per annum equal to 40% of the applicable margin for LIBOR loans, multiplied by the average daily amount of undrawn commitments. Interest on LIBOR loans and the commitment fees are due and payable at the end of each LIBOR period and quarterly, respectively.

2012 Liquefaction Credit Facility

In July 2012, Sabine Pass Liquefaction entered into a construction/term loan facility in an amount up to $3.6 billion (the "2012 Liquefaction Credit Facility"), which was available to Sabine Pass Liquefaction in four tranches solely to fund Sabine Pass Liquefaction Project costs for Trains 1 and 2, the related debt service reserve account up to an amount equal to six months of scheduled debt service and the return of equity and affiliate subordinated debt funding to Cheniere or its affiliates up to an amount that would result in senior debt being no more than 65% of Cheniere Partners' total capitalization. Borrowings under the 2012 Liquefaction Credit Facility were based on LIBOR plus 3.50% during construction and 3.75% during operations. Sabine Pass Liquefaction was also required to pay commitment fees on the undrawn amount. The 2012 Liquefaction Credit Facility was amended and restated with the 2013 Liquefaction Credit Facilities.

CTPL Credit Facility

CTPL has the CTPL Credit Facility, which will be used to fund modifications to the Creole Trail Pipeline and for general business purposes. Loans under the CTPL Credit Facility bear interest at a variable rate per annum equal to, at CTPL's election, LIBOR or the base rate, plus the applicable margin. The applicable margin for LIBOR loans under the CTPL Credit Facility is 3.25%. The CTPL Credit Facility matures in 2017 when the full amount of the outstanding principal obligations must be repaid.

Corpus Christi LNG Terminal

Liquefaction Facilities

In September 2011, we formed Corpus Christi Liquefaction, LLC ("Corpus Christi Liquefaction") to develop a natural gas liquefaction facility near Corpus Christi, Texas on over 1,000 acres of land that we own or control. As currently contemplated, the proposed Corpus Christi Liquefaction LNG terminal would be designed for up to three Trains, with expected aggregate nominal production capacity of approximately 13.5 mtpa of LNG, have three LNG storage tanks with capacity of 10.1 Bcfe and two docks that can accommodate vessels with capacity of up to 267,000 cubic meters. In August 2012, Corpus Christi Liquefaction filed an application with the FERC for authorization to site, construct and operate the Corpus Christi Liquefaction Project. Simultaneously, Cheniere Marketing filed an application with the DOE to export up to 15 mtpa of domestically produced LNG to FTA and non-FTA countries from the proposed Corpus Christi Liquefaction Project. In October 2012, the DOE granted Cheniere Marketing authority to export 15 mtpa of domestically produced LNG to FTA countries from the proposed Corpus Christi Liquefaction Project.

Customer

Corpus Christi Liquefaction has entered into a fixed price, 20-year SPA with Pertamina with an annual contract quantity of 39,680,000 MMBtu of LNG, which equates to approximately 0.8 mtpa of LNG. Under the SPA, Pertamina will purchase LNG from Corpus Christi Liquefaction for a price consisting of a fixed fee of $3.50 plus 115% of Henry Hub per MMBtu of LNG, equating to expected annual contracted cash flow from fixed fees of approximately $139 million. In certain circumstances, Pertamina may elect to cancel or suspend deliveries of LNG cargoes, in which case Pertamina would still be required to pay the fixed fee with respect to cargoes that are not delivered. A portion of the fixed fee will be subject to annual adjustment for inflation.

The SPA and contracted volumes to be made available under the SPA are not tied to a specific Train; however, the term of the SPA commences upon the start of operations of the first Train at the Corpus Christi Liquefaction Project.

Construction

In December 2013, Corpus Christi Liquefaction entered into contracts with Bechtel for the engineering, procurement and construction of Trains and related facilities for the Corpus Christi Liquefaction Project under which Bechtel charges a lump sum for all work performed and generally bears project cost risk unless certain specified events occur, in which case Bechtel may cause Corpus Christi Liquefaction to enter into a change order, or Corpus Christi Liquefaction agrees with Bechtel to a change order. Total expected costs for the three Trains and the related facilities, excluding pipeline facilities, are estimated to be between $10.5 billion and $11.0 billion before financing costs, including an estimate for owner's costs and contingencies.

We will contemplate making a final investment decision to commence construction of the Corpus Christi Liquefaction Project based upon, among other things, entering into acceptable commercial arrangements, receiving regulatory authorization from the FERC to construct and operate the liquefaction assets, securing pipeline transportation of natural gas to the Corpus Christi Liquefaction Project and obtaining adequate financing to construct the facility.

Pipeline Facilities

In conjunction with the Corpus Christi Liquefaction Project, we filed an application with the FERC in August 2012 for authorization to site, construct and operate 23 miles of 48" pipeline that would interconnect the Corpus Christi Liquefaction Project with five inter- and intrastate natural gas pipelines (the "Corpus Christi Pipeline"). The pipeline is designed to transport 2.25 Bcf/d of feed and fuel gas required by the Corpus Christi Liquefaction Project from the existing natural gas pipeline grid.

Capital Resources

We expect to finance the construction costs of the Corpus Christi Liquefaction Project from one or more of the following: project financing, debt and equity offerings and operating cash flow.

LNG and Natural Gas Marketing Business

Our wholly owned subsidiary, Cheniere Marketing, is engaged in the LNG and natural gas marketing business and is seeking to develop a portfolio of long-term, short-term and spot LNG purchase and sale agreements. Cheniere Marketing has purchased, transported and unloaded commercial LNG cargoes into the Sabine Pass LNG terminal and has used trading strategies intended to maximize margins on these cargoes. Cheniere Marketing has secured the following rights and obligations to support its business:

•
the right to deliver cargoes to the Sabine Pass LNG terminal during the construction of the Sabine Pass Liquefaction Project in exchange for payment of 80% of the expected gross margin from each cargo to Cheniere Energy Investments, LLC ("Cheniere Investments"), a wholly owned subsidiary of Cheniere Partners;

•
the Cheniere Marketing SPA, with the right to purchase, at Cheniere Marketing's option, up to 104,000,000 MMBtu/yr of LNG from Sabine Pass Liquefaction, to the extent Sabine Pass Liquefaction is able to produce LNG in excess of that required for other customers: Cheniere Marketing may purchase LNG at a price of 115% of Henry Hub plus up to $3.00 per MMBtu for the most profitable 36,000,000 MMBtu of cargoes sold each year by Cheniere Marketing; and then 20% of net profits of the remaining 68,000,000 MMBtu sold each year by Cheniere Marketing; and

•
three LNG vessel time charters with subsidiaries of two ship owners, Dynagas, Ltd. and Teekay LNG Operating LLC. The annual payments for the vessel charters are approximately $92 million. The charters have an initial term of 5 years with the option to renew with Dynagas, Ltd. for a 2-year extension with similar terms as the initial term. Cheniere Marketing expects to receive delivery of the vessel from Dynagas, Ltd. in June 2015 and the vessels from Teekay LNG Operating LLC in January 2016 and June 2016.

Corporate and Other Activities

We are required to maintain corporate general and administrative functions to serve our business activities described above.

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the years ended December 31, 2013, 2012 and 2011. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Year Ended December 31,
	2013	2012	2011
Sources of cash and cash equivalents
Proceeds from issuances of long-term debt, net of debt issuance costs	$4,504,478	$520,000	$—
Sale of common shares by Cheniere Holdings	665,001	—	—
Sale of common units by Cheniere Partners	364,775	204,878	52,351
Sale of common stock, net	3,698	1,200,705	468,598
Sale of Class B units by Cheniere Partners	—	1,387,342	—
Excess tax benefit from stock-based compensation	3,385	—	—
Total sources of cash and cash equivalents	5,541,337	3,312,925	520,949

Uses of cash and cash equivalents
LNG terminal costs, net	(3,114,343)	(1,117,956)	(8,934)
Investment in restricted cash and cash equivalents, net of uses of restricted cash and cash equivalents	(953,998)	(184,171)	(15,914)
Debt issuance and deferred financing costs	(311,050)	(223,079)	(4,341)
Payments related to tax withholdings for stock-based compensation	(136,367)	(20,414)	(14,363)
Repayments and prepayments of debt	(100,000)	(1,326,514)	—
Investment in Cheniere Partners	(11,122)	(545,144)	(17,806)
Distributions to non-controlling interest	(69,220)	(36,327)	(28,215)
Operating cash flow	(52,436)	(107,840)	(42,764)
Other	(33,670)	(8,929)	(3,613)
Total uses of cash and cash equivalents	(4,782,206)	(3,570,374)	(135,950)

Net increase (decrease) in cash and cash equivalents	759,131	(257,449)	384,999
Cash and cash equivalents—beginning of period	201,711	459,160	74,161
Cash and cash equivalents—end of period	$960,842	$201,711	$459,160

Proceeds from Debt Issuances and Credit Facilities and Debt Issuance and Deferred Financing Costs

In February 2013 and April 2013, Sabine Pass Liquefaction issued an aggregate principal amount of $2.0 billion, before premium, of the 2021 Sabine Pass Liquefaction Senior Notes. In April 2013,  Sabine Pass Liquefaction also issued $1.0 billion of the 2023 Sabine Pass Liquefaction Senior Notes. In November 2013, Sabine Pass Liquefaction also issued $1.0 billion of the 2022 Sabine Pass Liquefaction Senior Notes. Net proceeds from those offerings are intended to be used to pay a portion of the capital costs incurred in connection with the construction of the Sabine Pass Liquefaction Project. In May 2013, Sabine Pass Liquefaction closed the 2013 Liquefaction Credit Facilities aggregating $5.9 billion (which were subsequently reduced to $5.0 billion in connection with the issuance of the 2022 Sabine Pass Liquefaction Senior Notes). Sabine Pass Liquefaction borrowed $100.0 million under the 2013 Liquefaction Credit Facilities in June 2013 after meeting the required conditions precedent. Also in May 2013, CTPL entered into the CTPL Credit Facility, which will be used to fund modifications to the Creole Trail Pipeline and for general business purposes. Debt issuance costs primarily relate to up-front fees paid by Sabine Pass Liquefaction upon the closing of the 2013 Liquefaction Credit Facilities and the Sabine Pass Liquefaction Senior Notes.

In October 2012, Sabine Pass LNG issued the 2020 Notes. In July 2012, Sabine Pass Liquefaction entered into the 2012 Liquefaction Credit Facility with a syndicate of lenders. Sabine Pass Liquefaction borrowed $100.0 million under the 2012 Liquefaction Credit Facility in August 2012 after meeting the required conditions precedent to the initial advance. Debt issuance costs primarily relate to $212.8 million paid by Sabine Pass Liquefaction upon the closing of the 2012 Liquefaction Credit Facility.

Sale of Common Shares by Cheniere Holdings

In December 2013, Cheniere Holdings completed its initial public offering of 36.0 million common shares at $20.00 per common share. Cheniere Holdings was formed by us to hold our Cheniere Partners limited partner interests. We ultimately received all of the $665.0 million of net proceeds from the Cheniere Holdings Offering from the repayment of Cheniere Holdings' intercompany indebtedness and payables owed to us and through a distribution by Cheniere Holdings to us. We intend to use the $665.0 million for the development of our existing assets, future projects and general corporate purposes.

Sale of Common Units by Cheniere Partners

In February 2013, Cheniere Partners sold 17.6 million common units to institutional investors for net proceeds, after deducting expenses, of $365.0 million. Cheniere Partners used the proceeds from this offering to purchase the Creole Trail Pipeline Business.

In September 2012, Cheniere Partners sold 8.0 million common units in an underwritten public offering at a price of $25.07 per common unit for net cash proceeds of $194.0 million. In addition, during the year ended December 31, 2012, Cheniere Partners sold 0.5 million common units for net cash proceeds of $11.1 million under its at-the-market program initiated in January 2011.

In January 2011, Cheniere Partners initiated an at-the-market program to sell up to 1.0 million common units, the proceeds from which have primarily been used to fund development costs associated with the Sabine Pass Liquefaction Project. As of December 31, 2011, Cheniere Partners had received $9.0 million in net proceeds from its sale of common units related to this at-the-market program.

In September 2011, Cheniere Partners sold 3.0 million common units in an underwritten public offering and 1.1 million common units to our subsidiary, Cheniere Common Units Holding, LLC, at a price of $15.25 per common unit. Cheniere Partners used the net proceeds from the offering for general business purposes, including development costs for the Sabine Pass Liquefaction Project.

Sale of Common Stock, Net

In March 2012, we sold 24.2 million shares of Cheniere common stock in an underwritten public offering for net cash proceeds of approximately $351.9 million. In June 2012, we used a portion of the net proceeds from this offering to repay in full the loans outstanding under a $250.0 million credit agreement entered into in August 2008 (the "2008 Loans"). In May 2012, we sold 31.0 million shares of Cheniere common stock pursuant to a stock purchase agreement for net proceeds of $468.1 million, which was used, along with cash on hand, to purchase $500 million of Class B units from Cheniere Partners. In July 2012, we sold 28.0 million shares of Cheniere common stock in an underwritten public offering for net cash proceeds of $380.3 million. We used a portion of the net proceeds from the offering to repay our $325.0 million convertible senior unsecured notes due August 2012, and will use the remaining amount for capital expenditures on the Creole Trail Pipeline and general corporate purposes.

In June 2011, we sold 12.7 million shares of Cheniere common stock in an underwritten public offering at a price of $10.35 per share. In December 2011, we sold 41.7 million shares of Cheniere common stock in an underwritten public offering at a price of $8.35 per share. The Company used the net proceeds from the offerings for general corporate purposes, including repayment of indebtedness.

Sale of Class B Units by Cheniere Partners

During the year ended December 31, 2012, Cheniere Partners issued and sold an aggregate of 100 million Class B units to Blackstone at a price of $15.00 per Class B unit, resulting in total net proceeds of $1,387.3 million.

LNG Terminal Costs, net

Capital expenditures of $3,114.3 million in the year ended December 31, 2013 primarily related to the construction of Trains 1 through 4. In June 2012, we began capitalizing costs associated with construction of Trains 1 and 2 of the Sabine Pass Liquefaction Project, and in May 2013, we began capitalizing costs associated with Trains 3 and 4 of the Sabine Pass Liquefaction Project. Capital expenditures for our LNG terminals were $1,118.0 million and $8.9 million in the years ended December 31, 2012 and 2011, respectively.

Investment in Restricted Cash and Cash Equivalents, Net of Uses of Restricted Cash and Cash Equivalents

In the year ended December 31, 2013, we invested $1.0 billion in restricted cash and cash equivalents. This investment in restricted cash and cash equivalents is primarily a result of the $4,083.7 million investment in restricted cash and cash equivalents primarily related to the net proceeds from the Sabine Pass Liquefaction Senior Notes, the CTPL Credit Facility and the 2013 Liquefaction Credit Facilities. This investment in restricted cash and cash equivalents was partially offset by the use of $3,129.7 million of restricted cash and cash equivalents primarily related to the construction of the Sabine Pass Liquefaction Project.

In the year ended December 31, 2012, the $184.2 million investment in restricted cash and cash equivalents primarily resulted from the $1,771.7 million investment in restricted cash related to the net proceeds from Blackstone's purchase of $1.5 billion of Class B units and the June 2012 sale of Cheniere common stock, the proceeds of which were restricted to our purchase of Class B units from Cheniere Partners. This investment in restricted cash and cash equivalents in the year ended December 31, 2012 was partially offset by the use of $1,587.5 million of restricted cash and cash equivalents for the construction of Trains 1 and 2 and our purchase of Class B units from Cheniere Partners, the proceeds of which are being used for the construction of Trains 1 and 2.

In the year ended December 31, 2011, the $15.9 million investment in restricted cash and cash equivalents primarily resulted from Cheniere Partners' public offering in September 2011 in which Cheniere Partners sold 3.0 million common units in an underwritten public offering and 1.1 million common units to Cheniere Common Units Holding, LLC at a price of $15.25 per common unit. Cheniere Partners used the net proceeds from the offering for general business purposes, including development costs for the Sabine Pass Liquefaction Project.

Payments Related to Tax Withholdings for Stock-based Compensation

During 2013, 2012 and 2011, we used $136.4 million, $20.4 million and $14.4 million, respectively, of cash and cash equivalents to purchase restricted stock that was returned to us by employees to cover taxes related to their restricted stock that vested during such periods. The increase in 2013 as compared to 2012 primarily resulted from the vesting of awards under the long-term commercial bonus pools related to Trains 1 through 4. The increase in 2012 as compared to 2011 primarily resulted from the vesting of awards under the long-term commercial bonus pool related to Trains 1 and 2.

Repayments and Prepayments of Debt

In the year ended December 31, 2013, the 2012 Liquefaction Credit Facility was amended and restated with the 2013 Liquefaction Credit Facilities described above and $100.0 million of outstanding borrowings under the 2012 Liquefaction Credit Facility were repaid in full.

In the year ended December 31, 2012, we repurchased $1,326.5 million of debt. In January 2012, we used a portion of the net proceeds from the public offering of Cheniere common stock in December 2011 to repay in full the loans outstanding under a $400.0 million credit agreement entered into in 2007 (the "2007 Term Loan"). In June 2012, we used a portion of the net proceeds from the public offering of Cheniere common stock in March 2012 to repay in full the 2008 Loans. In August 2012, we used a portion of the net proceeds from the public offering of Cheniere common stock in July 2012 to repay in full our $325.0 million convertible senior unsecured notes due August 2012. During the fourth quarter of 2012, Sabine Pass LNG repurchased its $550.0 million 7.25% Senior Secured Notes due 2013 (the "2013 Notes"). Funds used for the repurchase included proceeds received from the newly issued 2020 Notes and from an equity contribution from Cheniere Partners.

Investment in Cheniere Partners

In the year ended December 31, 2012, we invested $534.9 million in Cheniere Partners related to the purchase of Class B units and general partner units.

Distributions to Non-controlling Interest

During 2013, 2012 and 2011, Cheniere Partners distributed $69.2 million, $36.3 million and $28.2 million, respectively, to its non-affiliated common unitholders.

Operating Cash Flow

Net cash used in operations was $52.4 million, $107.8 million and $42.8 million in 2013, 2012 and 2011, respectively. Net cash used in operations related primarily to the general administrative overhead costs, pipeline operations costs and LNG and natural gas marketing overhead, offset by earnings from our LNG and natural gas marketing business. The decrease in cash used in operations in the year ended December 31, 2013 compared to 2012 primarily resulted from decreased interest expense in the year ended December 31, 2013 as a result of the capitalization of interest on Sabine Pass Liquefaction's debt, the reduction of our indebtedness outstanding in 2012 and the purchase of a royalty from Crest Energy in March 2012 (the "Crest Royalty").

The increase in cash used in operations in the year ended December 31, 2012 compared to 2011 primarily resulted from increased general administrative overhead costs primarily resulting from the August 2012 vesting of awards under the long-term commercial bonus pool and the purchase of the Crest Royalty as described in Note 16—"Commitments and Contingencies" of our Notes to Consolidated Financial Statements.

Issuances of Common Stock

During 2013, 2012 and 2011, 0.2 million, 0.1 million and zero shares, respectively, of our common stock were issued pursuant to the exercise of stock options.

During 2013, 2012 and 2011, 18.9 million, 10.3 million and 7.8 million shares, respectively, of restricted stock were issued to new and existing employees.

During 2013, 2012 and 2011, we raised $3.7 million, $0.8 million and zero proceeds, respectively, from the exercise of stock options or the exchange or exercise of warrants.

Contractual Obligations

We are committed to make cash payments in the future pursuant to certain of our contracts. The following table summarizes certain contractual obligations in place as of December 31, 2013 (in thousands).

	Payments Due for Years Ended December 31,
	Total	2014	2015-2016	2017-2018	Thereafter
Construction and purchase obligations (1)	$4,334,551	$2,283,852	$1,840,670	$210,029	$—
Long-term debt (2)	6,585,500	—	1,665,500	400,000	4,520,000
Interest payments (2)	2,817,267	457,495	904,984	643,436	811,352
Operating lease obligations (3)	995,433	15,281	132,762	219,343	628,047
Other obligations (4)	10,834	4,456	5,937	441	—
Total	$14,743,585	$2,761,084	$4,549,853	$1,473,249	$5,959,399

(1)
Construction and purchase obligations primarily relate to EPC Contract (Trains 1 and 2) and EPC Contract (Trains 3 and 4).  A discussion of these obligations can be found at Note 16—"Commitments and Contingencies" of our Notes to Consolidated Financial Statements.

(2)
Based on the total debt balance, scheduled maturities and interest rates in effect at December 31, 2013.  A discussion of these obligations can be found at Note 9—"Long-Term Debt" of our Notes to Consolidated Financial Statements.

(3)
Operating lease obligations primarily relate to LNG vessel time charters, land site and tug leases related to the Sabine Pass LNG terminal and corporate office leases. Minimum lease payments have not been reduced by a minimum sublease rental of $75.0 million due in the future under non-cancelable subleases. A discussion of these obligations and sublease rental payments can be found at Note 15—"Leases" of our Notes to Consolidated Financial Statements.

(4)	Includes obligations primarily related to cooperative endeavor agreements, telecommunication services and software licensing.

In addition, in the ordinary course of business, we maintain letters of credit and have certain cash and cash equivalents restricted in support of certain performance obligations of our subsidiaries. Restricted cash and cash equivalents totaled $1,629.5 million at December 31, 2013. For more information, see Note 3—"Restricted Cash and Cash Equivalents" of our Notes to Consolidated Financial Statements.

Results of Operations

2013 vs. 2012

Our consolidated net loss was $507.9 million, or $2.32 per share (basic and diluted), in 2013 compared to a net loss of $332.8 million, or $1.83 per share (basic and diluted), in 2012. This $175.1 million increase in net loss was primarily a result of increased general and administrative expense ("G&A Expense"), loss on early extinguishment of debt and increased LNG terminal operating expense, which was partially offset by increased derivative gain and decreased interest expense, net. G&A Expense increased $232.4 million in 2013 as compared to 2012 primarily as a result of the timing of awards under bonus plans relating to Trains 1 through 4 of the Sabine Pass Liquefaction Project. Loss on early extinguishment of debt increased $73.9 million in 2013 as compared to 2012 primarily as a result of issuances of the Sabine Pass Liquefaction Senior Notes that resulted in the termination of a portion of the commitments under the 2012 Liquefaction Credit Facility and the 2013 Liquefaction Credit Facilities. LNG terminal operating expense increased $32.1 million in 2013 as compared to 2012 primarily as a result of the loss incurred to purchase LNG to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal, increased LNG terminal maintenance and repair costs and increased fuel costs at the Sabine Pass LNG terminal. We anticipate continuing to incur a similar amount of terminal use agreement maintenance expense until minimum inventory quantities are maintained, which we expect to occur in 2015. Derivative gain increased $83.4 million in 2013 as compared to 2012 primarily as a result of the change in fair value of Sabine Pass Liquefaction's interest rate derivatives to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2013 Liquefaction Credit Facilities. Interest expense, net decreased $22.4 million in 2013 as compared to 2012 primarily as a result of reduction of our indebtedness outstanding in 2012 and the capitalization of interest on Sabine Pass Liquefaction's debt. Development expense in 2013 primarily related to the development of Trains 5 and 6 of the Sabine Pass Liquefaction Project and the Corpus Christi Liquefaction Project, while development expense in 2012 primarily related to Trains 1 through 6 of the Sabine Pass Liquefaction Project.

2012 vs. 2011

Our consolidated net loss was $332.8 million, or $1.83 per share (basic and diluted), in 2012 compared to a net loss of $198.8 million, or $2.60 per share (basic and diluted), in 2011. This increase in net loss was primarily a result of increased G&A Expense, loss on early extinguishment of debt, increased LNG development expense and increased LNG terminal operating expense, which was partially offset by decreased interest expense, net. G&A Expense increased $63.7 million in 2012 as compared to 2011 primarily as a result of the August 2012 vesting of the awards under bonus plans relating to Trains 1 and 2 of the Sabine Pass Liquefaction Project. Loss on early extinguishment of debt increased $57.7 million in 2012 as compared to 2011 as a result of the early repayments in full of the 2007 Term Loan and the 2008 Loans and the make-whole payments associated with the early repayments in full of the 2013 Notes. LNG terminal development expense increased $25.3 million in 2012 as compared to 2011 primarily as a result the development of Trains 1 through 6 of the Sabine Pass Liquefaction Project in 2013 as compare to the development of Trains 1 through 4 of the Sabine Pass Liquefaction Project in 2012. LNG terminal operating expense increased $18.0 million in 2012 as compared to 2011 primarily as a result of the loss incurred to purchase LNG to maintain the cryogenic readiness of the Sabine Pass LNG terminal and increased dredging services in 2012. Interest expense, net decreased $58.6 million in 2012 as compared to 2011 primarily as a result of the reduction of our indebtedness outstanding in 2012.

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no "off-balance sheet arrangements" that may have a current or future material effect on our consolidated financial position or results of operations.

Summary of Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States ("GAAP ") requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from the estimates and assumptions used.

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

From time to time we have elected cash flow hedge accounting for derivatives that we use to hedge the exposure to volatility in floating-rate interest payments. Changes in fair value of derivative instruments designated as cash flow hedges, to the extent the hedge is effective, are recognized in accumulated other comprehensive loss on our Consolidated Balance Sheets. We reclassify gains and losses on the hedges from accumulated other comprehensive loss into interest expense in our Consolidated Statements of Operations as the hedged item is recognized. Any change in the fair value resulting from ineffectiveness is recognized immediately as derivative gain (loss) on our Consolidated Statements of Operations. We use regression analysis to determine whether we expect a derivative to be highly effective as a cash flow hedge prior to electing hedge accounting and also to determine whether all derivatives designated as cash flow hedges have been effective. We perform these effectiveness tests prior to designation for all new hedges and on a quarterly basis for all existing hedges. We calculate the actual amount of ineffectiveness on our cash flow hedges using the "dollar offset" method, which compares changes in the expected cash flows of the hedged transaction to changes in the value of expected cash flows from the hedge. We discontinue hedge accounting when our effectiveness tests indicate that a derivative is no longer highly effective as a hedge; when the derivative expires or is sold, terminated or exercised; when the hedged item matures, is sold or repaid; or when we determine that the occurrence of the hedged forecasted transaction is not probable. When we discontinue hedge accounting but continue to hold the derivative, we begin to apply mark-to-market accounting at that time. Once we conclude that the hedged forecasted transaction becomes probable of not occurring, the amount remaining in accumulated other comprehensive loss pertaining to the previously designated derivatives is reclassified out of accumulated other comprehensive loss and into income.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, restricted certificates of deposit, accounts receivable, and accounts payable approximate fair value because of the short maturity of those instruments. We use available market data and valuation methodologies to estimate the fair value of debt.

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. Deferred tax assets and liabilities are included in the consolidated financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the current period's provision for income taxes. A valuation allowance equal to our federal and state net deferred tax asset balance has been established due to the uncertainty of realizing the tax benefits related to our federal and state net deferred tax assets.

Goodwill

Goodwill represents the excess of cost over fair value of the assets of businesses acquired. The goodwill on our Consolidated Balance Sheets as of December 31, 2013 and 2012 is associated with our LNG terminal reporting unit. We determine our reporting units by identifying each unit that engaged in business activities from which it may earn revenues and incur expenses, had operating results regularly reviewed by the entities' chief operating decision makers for purposes of resource allocation and performance assessment, and had discrete financial information.

Goodwill is assessed for impairment whenever events or circumstances indicate that impairment of the carrying value of goodwill is likely, but no less often than annually. During the fourth quarters of 2013 and 2012, we performed a qualitative assessment of goodwill in accordance with Financial Accounting Standards Board ("FASB") guidance which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If we fail the qualitative test, then we must compare our management's estimate of the fair value of a reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, a computation of the implied fair value of the goodwill is compared with its related carrying value. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in the amount of the excess.

The annual reviews of goodwill in 2013 and 2012 did not result in impairment charges. The fair value of the reporting unit substantially exceeds its carrying value for both periods and it was not "more likely than not" that the fair value of our LNG terminal segment was less than its carrying value. As discussed above regarding our use of estimates, our judgments and assumptions are inherent in our management's estimate of future cash flows used to determine the estimate of the reporting unit's fair value. The use of alternate judgments and/or assumptions could result in the recognition of different levels of impairment charges in the consolidated financial statements.

Share-Based Compensation Expense

We recognize compensation expense for all share-based payments using the Black-Scholes-Merton option valuation model. We recognize share-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line or accelerated basis over the requisite service period of the award.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the use of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. We believe that implied volatility, calculated based on traded options of our common stock, combined with historical volatility is an appropriate indicator of expected volatility and future stock price trends. Therefore, the expected volatility for the years ended December 31, 2013 and 2012 used in our fair value model was based on a combination of implied and historical volatilities. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management's judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, future share-based compensation expense could be significantly different from what we have recorded in the current period (See Note 14—"Share-Based Compensation" of our Notes to Consolidated Financial Statements).

Asset Retirement Obligations

We recognize asset retirement obligations ("AROs") for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset and for conditional AROs in which the timing or method of settlement are conditional on a future event that may or may not be within our control. The fair value of a liability for an ARO is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is depreciated over the estimated useful life of the asset. Our recognition of AROs is described below.

Currently, the Sabine Pass LNG terminal is our only constructed and operating LNG terminal. Based on the real property lease agreements at the Sabine Pass LNG terminal, at the expiration of the term of the leases we are required to surrender the LNG terminal in good working order and repair, with normal wear and tear and casualty expected. Our property lease agreements at the Sabine Pass LNG terminal have terms of up to 90 years including renewal options. We have determined that the cost to surrender the Sabine Pass LNG terminal in good order and repair, with normal wear and tear and casualty expected, is zero. Therefore, we have not recorded an ARO associated with the Sabine Pass LNG terminal.

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

Recent Accounting Standards

In February 2013, the Financial Accounting Standards Board ("FASB") issued guidance that requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under GAAP that provide additional detail on these amounts. This standard is effective prospectively for reporting periods beginning after December 15, 2012. We adopted this standard effective January 1, 2013. The adoption of this standard did not have an impact on our consolidated financial position, results of operations or cash flows, as it only expanded disclosures.

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

Marketing and Trading Commodity Price Risk

We have entered into certain derivative instruments to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory ("LNG Inventory Derivatives") and to hedge the exposure to price risk attributable to future purchases of natural gas to be utilized as fuel to operate the Sabine Pass LNG terminal ("Fuel Derivatives"). We use one-day value at risk ("VaR") with a 95% confidence interval and other methodologies for market risk measurement and control purposes of our LNG Inventory Derivatives and Fuel Derivatives. The VaR is calculated using the Monte Carlo simulation method. The table below provides information about our LNG Inventory Derivatives and Fuel Derivatives that are sensitive to changes in natural gas prices and interest rates as of December 31, 2013 (in thousands, except for volume and price range data):

Hedge Description	Hedge Instrument	Contract Volumes (MMBtu)	Price Range ($/MMBtu)	Final Hedge Maturity Date	Fair Value (in thousands)	VaR (in thousands)
LNG Inventory Derivatives	Fixed price natural gas swaps	1,029,890	$3.732 - $4.475	April 2014	$(171)	$(54)
Fuel Derivatives	Fixed price natural gas swaps	987,500	$4.222 - $4.427	January 2015	$126	$11

Interest Rate Risk

We have entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2013 Liquefaction Credit Facilities ("Interest Rate Derivatives"). In order to test the sensitivity of the fair value of the Interest Rate Derivatives to changes in interest rates, management modeled a 10% change in the forward 1-month LIBOR curve across the full 7-year term of the Interest Rate Derivatives. This 10% change in interest rates resulted in a change in the fair value of the Interest Rate Derivatives of $31.2 million. The table below provides information about our Interest Rate Derivatives that are sensitive to changes in the forward 1-month LIBOR curve as of December 31, 2013:

Hedge Description	Hedge Instrument	Initial Notional Amount	Maximum Notional Amount	Fixed Interest Rate Range (%)	Final Hedge Maturity Date	Fair Value (in thousands)	10% Change in LIBOR (in thousands)
Interest Rate Derivatives	Interest rate swaps	$20.0 million	$3.6 billion	1.99	May 2020	$84,639	$31,161

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CHENIERE ENERGY, INC. AND SUBSIDIARIES

MANAGEMENT'S REPORTS TO THE STOCKHOLDERS OF CHENIERE ENERGY, INC.

Management's Report on Internal Control Over Financial Reporting

As management, we are responsible for establishing and maintaining adequate internal control over financial reporting for Cheniere Energy, Inc. and its subsidiaries ("Cheniere"). In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we have conducted an assessment, including testing using the criteria in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Cheniere's system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation.

Based on our assessment, we have concluded that Cheniere maintained effective internal control over financial reporting as of December 31, 2013, based on criteria in Internal Control—Integrated Framework (1992) issued by the COSO.

Cheniere's independent registered public accounting firm, Ernst & Young LLP, have issued an audit report on Cheniere's internal control over financial reporting as of December 31, 2013, which is contained in this Form 10-K.

Management's Certifications

The certifications of Cheniere's Chief Executive Officer and Chief Financial Officer required by the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31 and 32 in Cheniere's Form 10-K.

CHENIERE ENERGY, INC.

By:	/s/ Charif Souki	By:	/s/ Michael J. Wortley
	Charif Souki Chief Executive Officer and President (Principal Executive Officer)		Michael J. Wortley Senior Vice President and Chief Financial Officer (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Cheniere Energy, Inc.

We have audited the accompanying consolidated balance sheets of Cheniere Energy, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cheniere Energy, Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cheniere Energy, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 21, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Ernst & Young LLP

Houston, Texas
February 21, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Cheniere Energy, Inc.

We have audited Cheniere Energy, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Cheniere Energy, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Cheniere Energy, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cheniere Energy, Inc. and subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2013, and our report dated February 21, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Ernst & Young LLP

Houston, Texas
February 21, 2014

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$960,842	$201,711
Restricted cash and cash equivalents	598,064	520,263
Accounts and interest receivable	4,486	3,486
LNG inventory	10,563	7,045
Prepaid expenses and other	17,225	16,058
Total current assets	1,591,180	748,563

Non-current restricted cash and cash equivalents	1,031,399	272,924
Property, plant and equipment, net	6,454,399	3,282,305
Debt issuance costs, net	313,944	220,949
Non-current derivative assets	98,123	—
Goodwill	76,819	76,819
Intangible LNG assets	3,366	4,356
Other	104,007	33,169
Total assets	$9,673,237	$4,639,085

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$10,367	$74,360
Accrued liabilities	186,552	58,737
Deferred revenue	26,593	26,540
Other	13,499	126
Total current liabilities	237,011	159,763

Long-term debt, net of discount	6,576,273	2,167,113
Non-current derivative liabilities	—	26,424
Long-term deferred revenue	17,500	21,500
Other non-current liabilities	2,396	2,680

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value, 5.0 million shares authorized, none issued	—	—
Common stock, $0.003 par value
Authorized: 480.0 million shares at December 31, 2013 and 2012
Issued and outstanding: 238.1 million and 223.4 million shares at December 31, 2013 and 2012, respectively	716	671
Treasury stock: 9.0 million and 4.7 million shares at December 31, 2013 and 2012, respectively, at cost	(179,826)	(39,115)
Additional paid-in-capital	2,459,699	2,168,781
Accumulated deficit	(2,100,907)	(1,592,985)
Accumulated other comprehensive loss	—	(27,351)
Total stockholders' equity	179,682	510,001
Non-controlling interest	2,660,375	1,751,604
Total equity	2,840,057	2,261,605
Total liabilities and equity	$9,673,237	$4,639,085

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues
LNG terminal revenues	$265,406	$265,894	$274,272
Marketing and trading revenues	242	(1,172)	13,554
Other	1,565	1,498	2,618
Total revenues	267,213	266,220	290,444

Operating costs and expenses
General and administrative expense	384,512	152,081	88,427
Depreciation, depletion and amortization	61,209	66,407	63,405
LNG terminal operating expense	89,169	57,076	39,101
LNG terminal development expense	60,934	66,112	40,803
Other	375	376	562
Total operating costs and expenses	596,199	342,052	232,298
Income (loss) from operations	(328,986)	(75,832)	58,146

Other income (expense)
Interest expense, net	(178,400)	(200,811)	(259,393)
Loss on early extinguishment of debt	(131,576)	(57,685)	—
Derivative gain (loss)	83,448	58	(2,251)
Other income (expense)	1,091	(11,367)	320
Total other expense	(225,437)	(269,805)	(261,324)
Loss before income taxes and non-controlling interest	(554,423)	(345,637)	(203,178)
Income tax provision	(4,340)	(4)	(160)
Net loss	(558,763)	(345,641)	(203,338)
Non-controlling interest	50,841	12,861	4,582
Net loss attributable to common stockholders	$(507,922)	$(332,780)	$(198,756)

Net loss per share attributable to common stockholders - basic and diluted	$(2.32)	$(1.83)	$(2.60)
Weighted average number of common shares outstanding - basic and diluted	218,869	181,768	76,483

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net loss	$(558,763)	$(345,641)	$(203,338)
Other comprehensive income (loss)
Interest rate cash flow hedges
Loss on settlements retained in other comprehensive income	(30)	(136)	—
Change in fair value of interest rate cash flow hedges	21,297	(27,104)	—
Losses reclassified into earnings as a result of discontinuation of cash flow hedge accounting	5,973	—	—
Foreign currency translation	111	147	(85)
Total other comprehensive income (loss)	27,351	(27,093)	(85)
Comprehensive loss	(531,412)	(372,734)	(203,423)
Comprehensive loss attributable to non-controlling interest	48,809	12,861	4,582
Comprehensive loss attributable to common stockholders	$(482,603)	$(359,873)	$(198,841)

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)

	Total Stockholders' Equity (Deficit)
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance—December 31, 2010	67,761	$204	1,463	$(4,338)	$404,125	$(1,061,449)	$(173)	$189,021	$(472,610)
Issuances of stock	55,845	168		—	468,230	—	—	—	468,398
Issuances of restricted stock	7,827	23	—	—	(23)	—	—	—	—
Forfeitures of restricted stock	(39)	—	39	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	26,364	—	—	—	26,364
Shares repurchased related to tax withholdings for stock-based compensation	(1,884)	(6)	1,884	(15,857)	6	—	—	—	(15,857)
Comprehensive loss: Foreign currency translation	—	—	—	—	—	—	(85)	—	(85)
Loss attributable to non-controlling interest	—	—	—	—	—	—	—	(4,582)	(4,582)
Sale of common units to non-controlling interest	—	—	—	—	—	—	—	52,351	52,351
Distribution to non-controlling interest	—	—	—	—	—	—	—	(28,215)	(28,215)
Net loss	—	—	—	—	—	(198,756)	—	—	(198,756)
Balance—December 31, 2011	129,510	389	3,386	(20,195)	898,702	(1,260,205)	(258)	208,575	(172,992)
Issuances of stock	84,938	255	—	—	1,209,059	—	—	—	1,209,314
Issuances of restricted stock	10,293	31	—	—	(31)	—	—	—	—
Forfeitures of restricted stock	(14)	—	11	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	61,047	—	—	—	61,047
Shares repurchased related to tax withholdings for stock-based compensation	(1,330)	(4)	1,330	(18,920)	4	—	—	—	(18,920)
Foreign currency translation	—	—	—	—	—	—	147		147
Interest rate cash flow hedges	—	—	—	—	—	—	(27,240)	—	(27,240)
Loss attributable to non-controlling interest	—	—	—	—	—	—	—	(12,861)	(12,861)
Sale of Class B units to non-controlling interest	—	—	—	—	—	—	—	1,387,339	1,387,339
Sale of common units to non-controlling interest	—	—	—	—	—	—	—	204,878	204,878
Distribution to non-controlling interest	—	—	—	—	—	—	—	(36,327)	(36,327)
Net loss	—	—	—	—	—	(332,780)	—	—	(332,780)
Balance—December 31, 2012	223,397	671	4,727	(39,115)	2,168,781	(1,592,985)	(27,351)	1,751,604	2,261,605
Issuances of stock	155	—	—	—	3,697	—	—	—	3,697
Issuances of restricted stock	18,860	57	—	—	(57)	—	—	—	—
Forfeitures of restricted stock	(159)	—	81	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	283,881	—	—	—	283,881
Shares repurchased related to tax withholdings for stock-based compensation	(4,162)	(12)	4,162	(140,711)	12	—	—	—	(140,711)
Tax benefit from stock-based compensation	—	—	—	—	3,385	—	—	—	3,385
Foreign currency translation	—	—	—	—	—	—	111	—	111
Interest rate cash flow hedges	—	—	—	—	—	—	25,207	2,032	27,239
Loss attributable to non-controlling interest	—	—	—	—	—	—	—	(50,841)	(50,841)
Sale of Cheniere Holdings' common shares to non-controlling interest	—	—	—	—	—	—	—	664,931	664,931
Sale of common units to non-controlling interest	—	—	—	—	—	—	2,033	361,869	363,902
Distribution to non-controlling interest	—	—	—	—	—	—	—	(69,220)	(69,220)
Net loss	—	—	—	—	—	(507,922)	—	—	(507,922)
Balance—December 31, 2013	238,091	$716	8,970	$(179,826)	$2,459,699	$(2,100,907)	$—	$2,660,375	$2,840,057
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net loss	$(507,922)	$(332,780)	$(198,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Use of restricted cash and cash equivalents for certain operating activities	120,593	121,186	4,616
Depreciation, depletion and amortization	61,209	66,407	63,405
Loss on early extinguishment of debt	131,576	16,565	—
Non-cash interest expense on 2008 Loans	—	—	19,636
Amortization of debt issuance and discount costs	14,948	20,307	28,677
Non-cash compensation	271,367	58,696	26,364
Non-cash LNG inventory write-downs	26,900	—	10,992
Non-cash derivative (gain) loss, net	(83,672)	(283)	—
Crest royalty	—	(11,732)	—
Net loss attributable to non-controlling interest	(50,841)	(12,861)	(4,582)
Other	(2,631)	(3,065)	1,413
Changes in operating assets and liabilities:
Accounts and interest receivable	(31)	704	1,463
Accounts payable and accrued liabilities	6,687	(29,295)	28,857
LNG inventory	(26,576)	(483)	(16,342)
Deferred revenue	(3,947)	(4,089)	(4,458)
Prepaid expenses and other	(10,096)	2,883	(4,049)
Net cash used in operating activities	(52,436)	(107,840)	(42,764)

Cash flows from investing activities
LNG terminal costs, net	(3,114,343)	(1,117,956)	(8,934)
Use of restricted cash and cash equivalents for the acquisition of property, plant and equipment	3,129,709	1,587,495	8,222
Investment in Cheniere Partners	(11,122)	(545,144)	(17,806)
Other	(33,667)	(8,929)	(3,613)
Net cash used in investing activities	(29,423)	(84,534)	(22,131)

Cash flows from financing activities
Proceeds from issuances of long-term debt, net of debt issuance costs	4,504,478	520,000	—
Repurchases and prepayments of long-term debt	(100,000)	(1,326,514)	—
Proceeds from sale of common shares by Cheniere Holdings	665,001	—	—
Proceeds from sale of common units by Cheniere Partners	364,775	204,878	52,351
Proceeds from sale of common stock, net	3,698	1,200,705	468,598
Excess tax benefit from stock-based compensation	3,385	—	—
Proceeds from sales of Class B units by Cheniere Partners	(3)	1,387,342	—
Use of (investment in) restricted cash and cash equivalents	(4,083,707)	(1,771,666)	(24,136)
Debt issuance and deferred financing costs	(311,050)	(223,079)	(4,341)
Payments related to tax withholdings for stock-based compensation	(136,367)	(20,414)	(14,363)
Distributions to non-controlling interest	(69,220)	(36,327)	(28,215)
Net cash provided by (used in) financing activities	840,990	(65,075)	449,894

Net increase (decrease) in cash and cash equivalents	759,131	(257,449)	384,999
Cash and cash equivalents—beginning of period	$201,711	459,160	74,161
Cash and cash equivalents—end of period	$960,842	$201,711	$459,160

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND NATURE OF OPERATIONS

Cheniere Energy, Inc. (NYSE MKT: LNG), a Delaware corporation, is a Houston-based energy company primarily engaged in LNG-related businesses. We own and operate the Sabine Pass LNG terminal in Louisiana through our ownership interest in and management agreements with Cheniere Energy Partners, L.P. ("Cheniere Partners") (NYSE MKT: CQP), which is a publicly traded partnership that we created in 2007. We own 100% of the general partner interest in Cheniere Partners and 84.5% of Cheniere Energy Partners LP Holdings, LLC ("Cheniere Holdings") (NYSE MKT: CQH), which owns a 55.9% limited partner interest in Cheniere Partners.

In 2013, we formed Cheniere Holdings, a publicly traded limited liability company, to hold our limited partner interests in Cheniere Partners. In December 2013, Cheniere Holdings completed an initial public offering of 36.0 million common shares at $20.00 per common share (the "Cheniere Holdings Offering").

The Sabine Pass LNG terminal is located on the Sabine Pass deep water shipping channel less than four miles from the Gulf Coast. The Sabine Pass LNG terminal has operational regasification facilities owned by Cheniere Partners' wholly owned subsidiary, Sabine Pass LNG, L.P. ("Sabine Pass LNG"), that includes existing infrastructure of five LNG storage tanks with capacity of approximately 16.9 Bcfe, two docks that can accommodate vessels with capacity of up to 265,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d. Cheniere Partners is developing and constructing natural gas liquefaction facilities (the "Sabine Pass Liquefaction Project") at the Sabine Pass LNG terminal adjacent to the existing regasification facilities through a wholly owned subsidiary, Sabine Pass Liquefaction, LLC ("Sabine Pass Liquefaction"). Cheniere Partners plans to construct up to six Trains which are in various stages of development. Each Train is expected to have nominal production capacity of approximately 4.5 mtpa. Cheniere Partners also owns the 94-mile Creole Trail Pipeline through a wholly owned subsidiary, Cheniere Creole Trail Pipeline, L.P. ("CTPL"), which interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines. One of our subsidiaries, Cheniere Marketing, LLC ("Cheniere Marketing"), is marketing LNG and natural gas on its own behalf and on behalf of Cheniere Partners, in an effort to utilize half of the LNG regasification capacity at the Sabine Pass LNG terminal during construction of the Sabine Pass Liquefaction Project. Cheniere Marketing has also entered into an SPA with Sabine Pass Liquefaction to purchase, at Cheniere Marketing's option, up to 104,000,000 MMBtu/yr of LNG.

In May 2013, we sold our ownership interests in CTPL and Cheniere Pipeline GP Interests, LLC (collectively, the "Creole Trail Pipeline Business") to Cheniere Partners for $480.0 million and were reimbursed $13.9 million for certain expenditures incurred prior to the closing date.  Concurrent with the Creole Trail Pipeline Business sale closing, we acquired 12.0 million Class B units from Cheniere Partners for aggregate consideration of $180.0 million pursuant to a unit purchase agreement between Cheniere Partners and Cheniere Class B Units Holdings, LLC, our wholly owned subsidiary.  As a result of the two transactions, we received net cash of $313.9 million.

We are developing a second natural gas liquefaction and export facility near Corpus Christi, Texas (the "Corpus Christi Liquefaction Project"). As currently contemplated, the proposed Corpus Christi Liquefaction LNG terminal would be designed for up to three Trains, with expected aggregate nominal production capacity of approximately 13.5 mtpa of LNG, have three LNG storage tanks with capacity of 10.1 Bcfe and two docks that can accommodate vessels with capacity of up to 267,000 cubic meters.

We are also in various stages of developing other projects, which, among other things, will require acceptable commercial and financing arrangements before we make a final investment decision.

Unless the context requires otherwise, references to the "Company", "Cheniere", "we", "us" and "our" refer to Cheniere Energy, Inc. and its subsidiaries, including our publicly traded subsidiary partnership, Cheniere Partners.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated financial statements include the accounts of Cheniere Energy, Inc. and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets.

Amounts that are designated as restricted cash and cash equivalents are contractually restricted as to usage or withdrawal and will not become available to us as cash and cash equivalents. For these amounts, we have presented increases and decreases as "Investments in (uses of) restricted cash and cash equivalents" in our Consolidated Statements of Cash Flows. These amounts that represent non-cash transactions within our Consolidated Statements of Cash Flows present the effect of sources and uses of restricted cash and cash equivalents as they relate to the changes to assets and liabilities in our Consolidated Balance Sheets. Restricted cash and cash equivalents are presented on a gross basis within each of those categories so as to reconcile the change in non-cash activity that occurs on the balance sheet from period to period.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

the cost and related accumulated depreciation are removed from the account, and the resulting gains or losses are recorded in operations.

Management reviews property, plant and equipment for impairment periodically and whenever events or changes in circumstances have indicated that the carrying amount of property, plant and equipment might not be recoverable. We have recorded no significant impairments related to property, plant and equipment for 2013, 2012 or 2011.

Regulated Natural Gas Pipelines

The Creole Trail Pipeline is subject to the jurisdiction of the Federal Energy Regulatory Commission ("FERC") in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. The economic effects of regulation can result in a regulated company recording as assets those costs that have been or are expected to be approved for recovery from customers, or recording as liabilities those amounts that are expected to be required to be returned to customers, in a rate-setting process in a period different from the period in which the amounts would be recorded by an unregulated enterprise. Accordingly, we record assets and liabilities that result from the regulated rate-making process that may not be recorded under GAAP for non-regulated entities. We continually assess whether regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes and recent rate orders applicable to other regulated entities. Based on this continual assessment, we believe the existing regulatory assets are probable of recovery. These regulatory assets and liabilities are primarily classified in our Consolidated Balance Sheets as other assets and other liabilities. We periodically evaluate their applicability under GAAP, and consider factors such as regulatory changes and the effect of competition. If cost-based regulation ends or competition increases, we may have to reduce our asset balances to reflect a market basis less than cost and write off the associated regulatory assets and liabilities.

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

Revenue Recognition

LNG regasification capacity reservation fees are recognized as revenue over the term of the respective terminal use agreements ("TUAs"). Advance capacity reservation fees are initially deferred and amortized over a 10-year period as a reduction of a customer's regasification capacity reservation fees payable under its TUA.  The retained 2% of LNG delivered for each customer's account at the Sabine Pass LNG terminal is recognized as revenues as Sabine Pass LNG performs the services set forth in each customer's TUA.

LNG and Natural Gas Marketing

We have determined that our LNG and natural gas marketing business activities are energy trading and risk management activities for trading purposes and have elected to present these activities on a net basis on our Consolidated Statements of Operations.  Marketing and trading revenues represent the margin earned on the purchase and transportation of LNG purchases and subsequent sales of natural gas to third parties. These energy trading and risk management activities include, but are not limited to: purchase of LNG and natural gas, transportation contracts and derivatives.  Below is a brief description of our accounting treatment of each type of energy trading and risk management activity and how we account for it:

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

From time to time we have elected cash flow hedge accounting for derivatives that we use to hedge the exposure to volatility in floating-rate interest payments. Changes in fair value of derivative instruments designated as cash flow hedges, to the extent the hedge is effective, are recognized in accumulated other comprehensive loss on our Consolidated Balance Sheets. We reclassify gains and losses on the hedges from accumulated other comprehensive loss into interest expense in our Consolidated Statements of Operations as the hedged item is recognized. Any change in the fair value resulting from ineffectiveness is recognized immediately as derivative gain (loss) on our Consolidated Statements of Operations. We use regression analysis to determine whether we expect a derivative to be highly effective as a cash flow hedge prior to electing hedge accounting and also to determine whether all derivatives designated as cash flow hedges have been effective. We perform these effectiveness tests prior to designation for all

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

new hedges and on a quarterly basis for all existing hedges. We calculate the actual amount of ineffectiveness on our cash flow hedges using the "dollar offset" method, which compares changes in the expected cash flows of the hedged transaction to changes in the value of expected cash flows from the hedge. We discontinue hedge accounting when our effectiveness tests indicate that a derivative is no longer highly effective as a hedge; when the derivative expires or is sold, terminated or exercised; when the hedged item matures, is sold or repaid; or when we determine that the occurrence of the hedged forecasted transaction is not probable. When we discontinue hedge accounting but continue to hold the derivative, we begin to apply mark-to-market accounting at that time. Once we conclude that the hedged forecasted transaction becomes probable of not occurring, the amount remaining in accumulated other comprehensive loss pertaining to the previously designated derivatives is reclassified out of accumulated other comprehensive loss and into income.

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

The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments. Our commodity derivative transactions are executed through over-the-counter contracts which are subject to nominal credit risk as these transactions are settled on a daily margin basis with investment grade financial institutions. Collateral deposited for such contracts is recorded as an other current asset and not netted within the derivative fair value. Our interest rate derivative instruments are placed with investment grade financial institutions whom we believe are acceptable credit risks. We monitor counterparty creditworthiness on an ongoing basis; however, we cannot predict sudden changes in counterparties' creditworthiness. In addition, even if such changes are not sudden, we may be limited in our ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, we may not realize the benefit of some of our derivative instruments.

Sabine Pass LNG has entered into certain long-term TUAs with unaffiliated third parties for regasification capacity at the Sabine Pass LNG terminal. Sabine Pass LNG is dependent on the respective counterparties' creditworthiness and their willingness to perform under their respective TUAs. Sabine Pass LNG has mitigated this credit risk by securing TUAs for a significant portion of its regasification capacity with creditworthy third-party customers with a minimum Standard & Poor's rating of AA.

Sabine Pass Liquefaction has entered into six fixed price 20-year SPAs with unaffiliated third parties. Corpus Christi Liquefaction, LLC ("Corpus Christi Liquefaction") has entered into one fixed price 20-year SPA with an unaffiliated third party. We are dependent on the respective counterparties' creditworthiness and their willingness to perform under their respective SPAs.

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. Deferred tax assets and liabilities are included in the consolidated financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the current period's provision for income taxes. A valuation allowance equal to our federal and state net deferred tax asset balance has been established due to the uncertainty of realizing the tax benefits related to our federal and state net deferred tax assets.

Goodwill

Goodwill represents the excess of cost over fair value of the assets of businesses acquired. The goodwill on our Consolidated Balance Sheets as of December 31, 2013 and 2012 is associated with our LNG terminal reporting unit. We determine our reporting

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

units by identifying each unit that engaged in business activities from which it may earn revenues and incur expenses, had operating results regularly reviewed by the chief operating decision maker for purposes of resource allocation and performance assessment, and had discrete financial information.

Goodwill is assessed for impairment whenever events or circumstances indicate that impairment of the carrying value of goodwill is likely, but no less often than annually. During the fourth quarters of 2013 and 2012, we performed a qualitative assessment of goodwill in accordance with FASB guidance which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If we fail the qualitative test, then we must compare our management's estimate of the fair value of a reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, a computation of the implied fair value of the goodwill is compared with its related carrying value. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in the amount of the excess.

The annual reviews of goodwill in 2013 and 2012 did not result in impairment charges. The fair value of the reporting unit substantially exceeds its carrying value for both periods and it was not "more likely than not" that the fair value of our LNG terminal segment was less than its carrying value. As discussed above regarding our use of estimates, our judgments and assumptions are inherent in our management's estimate of future cash flows used to determine the estimate of the reporting unit's fair value. The use of alternate judgments and/or assumptions could result in the recognition of impairment charges in the consolidated financial statements.

Debt Issuance Costs

Debt issuance costs consist primarily of arrangement fees, professional fees, legal fees and printing costs. These costs are recorded as debt issuance costs on our Consolidated Balance Sheets and are being amortized to interest expense or property, plant and equipment over the term of the related debt facility. Upon early retirement of debt or amendment to a debt agreement, certain fees are written off to expense.

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

Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the use of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. We believe that implied volatility, calculated based on traded options of our common stock, combined with historical volatility is an appropriate indicator of expected volatility and future stock price trends. Therefore, the expected volatility for the years ended December 31, 2013 and 2012 used in our fair value model was based on a combination of implied and historical volatilities. The assumptions used in calculating the fair value of share-based payment awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management's judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, future share-based compensation expense could be significantly different from what we have recorded in the current period (See Note 14—"Share-Based Compensation" of our Notes to Consolidated Financial Statements).

Net Loss Per Share

Net loss per share ("EPS") is computed in accordance with GAAP. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if the potential common shares had been issued. Basic and diluted EPS for all periods presented are the same since the effect of our options and unvested stock is anti-

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

dilutive to our net loss per share. Stock options, warrants and unvested stock representing securities that could potentially dilute basic EPS in the future that were not included in the diluted computation because they would have been anti-dilutive for the years 2013, 2012 and 2011, were 14.1 million shares, 4.4 million shares and 2.4 million shares, respectively. Common shares of  7.5 million on a weighted average basis, issuable upon conversion of loans outstanding under a $250.0 million credit agreement entered into in August 2008 (the "2008 Loans") and our $325.0 million convertible senior unsecured notes due August 2012 were not included in the computation of diluted net loss per share for 2011, because the computation of diluted net loss per share utilizing the "if-converted" method would be anti-dilutive. No adjustments were made to reported net loss in the computation of EPS.

Asset Retirement Obligations

We recognize asset retirement obligations ("AROs") for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset and for conditional AROs in which the timing or method of settlement are conditional on a future event that may or may not be within our control. The fair value of a liability for an ARO is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is depreciated over the estimated useful life of the asset. Our recognition of AROs is described below.

Currently, the Sabine Pass LNG terminal is our only constructed and operating LNG terminal. Based on the real property lease agreements at the Sabine Pass LNG terminal, at the expiration of the term of the leases we are required to surrender the LNG terminal in good working order and repair, with normal wear and tear and casualty expected. Our property lease agreements at the Sabine Pass LNG terminal have terms of up to 90 years including renewal options. We have determined that the cost to surrender the Sabine Pass LNG terminal in good order and repair, with normal wear and tear and casualty expected, is zero. Therefore, we have not recorded an ARO associated with the Sabine Pass LNG terminal.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Sabine Pass LNG Senior Notes Debt Service Reserve

Sabine Pass LNG has consummated private offerings of an aggregate principal amount of $1,665.5 million, before discount, of 7.50% Senior Secured Notes due 2016 (the "2016 Notes") and $420.0 million of 6.50% Senior Secured Notes due 2020 (the "2020 Notes") (See Note 9—"Debt and Debt—Related Parties" ). Collectively, the 2016 Notes and the 2020 Notes are referred to as the "Sabine Pass LNG Senior Notes." Under the indentures governing the Sabine Pass LNG Senior Notes (the "Sabine Pass LNG Indentures"), except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied, including that there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass LNG Indentures.

As of December 31, 2013 and 2012, we classified $15.0 million and $17.4 million, respectively, as current restricted cash and cash equivalents for the payment of interest due within twelve months. As of both December 31, 2013 and 2012, we classified the permanent debt service reserve fund of $76.1 million as non-current restricted cash and cash equivalents. These cash accounts are controlled by a collateral trustee, and, therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

Sabine Pass Liquefaction Reserve

In July 2012, Sabine Pass Liquefaction entered into a construction/term loan facility in an amount up to $3.6 billion (the "2012 Liquefaction Credit Facility"). During 2013, Sabine Pass Liquefaction closed on an aggregate principal amount of $2.0 billion, before premium, of 5.625% Senior Secured Notes due 2021 (the "2021 Sabine Pass Liquefaction Senior Notes"), $1.0 billion of 6.25% Senior Secured Notes due 2022 (the "2022 Sabine Pass Liquefaction Senior Notes") and $1.0 billion of 5.625% Senior Secured Notes due 2023 (the "2023 Sabine Pass Liquefaction Senior Notes" and collectively with the 2021 Sabine Pass Liquefaction Senior Notes and the 2022 Sabine Pass Liquefaction Senior Notes, the "Sabine Pass Liquefaction Senior Notes"). Also during 2013, Sabine Pass Liquefaction closed four credit facilities aggregating $5.9 billion (collectively the "2013 Liquefaction Credit Facilities"), which amended and restated the 2012 Liquefaction Credit Facility. Under the terms and conditions of the 2012 Liquefaction Credit Facility and the 2013 Liquefaction Credit Facilities, Sabine Pass Liquefaction is required to deposit all cash received into reserve accounts controlled by a collateral trustee. Therefore, all of Sabine Pass Liquefaction's cash and cash equivalents are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

As of December 31, 2013 and 2012, we classified $192.1 million and $75.1 million, respectively, as current restricted cash and cash equivalents held by Sabine Pass Liquefaction for the payment of current liabilities related to the Sabine Pass Liquefaction Project and $867.6 million and $196.3 million, respectively, as non-current restricted cash and cash equivalents held by Sabine Pass Liquefaction for future Sabine Pass Liquefaction Project construction costs.

CTPL Reserve

In May 2013, CTPL entered into a $400.0 million term loan credit facility (the "CTPL Credit Facility"). As of December 31, 2013, we classified $20.5 million and $81.4 million as current and non-current restricted cash and cash equivalents, respectively, held by CTPL because such funds may only be used for modifications of the Creole Trail Pipeline in order to enable bi-directional natural gas flow and for the payment of interest during construction of such modifications.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Other Restricted Cash and Cash Equivalents

As of December 31, 2013 and 2012, $351.0 million and $419.3 million, respectively, of cash and cash equivalents were held by Sabine Pass LNG and Cheniere Partners that are considered restricted to Cheniere.  As of December 31, 2013 and 2012, $19.4 million and $8.5 million, respectively, had been classified as current restricted cash and cash equivalents on our Consolidated Balance Sheets due to various other contractual restrictions. As of December 31, 2013 and 2012, we classified $6.3 million and $0.5 million, respectively, as non-current restricted cash and cash equivalents on our Consolidated Balance Sheets due to various other contractual restrictions.

NOTE 4—LNG INVENTORY

LNG inventory is recorded at cost and is subject to lower of cost or market ("LCM") adjustments at the end of each period.  LNG inventory cost is determined using the average cost method. Our LCM adjustments primarily related to LNG inventory purchased to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal that are recorded in LNG terminal operating expense on our Consolidated Statements of Operations. Recoveries of losses resulting from interim period LCM adjustments are recorded when market price recoveries occur on the same inventory in the same fiscal year.  These recoveries are recognized as gains in later interim periods with such gains not exceeding previously recognized losses.  As of December 31, 2013, we had 2,676,000 MMBtu of LNG inventory recorded at $10.6 million, and as of December 31, 2012, we had 2,298,000 MMBtu of LNG inventory recorded at $7.0 million on our Consolidated Balance Sheets. During the years ended December 31, 2013, 2012 and 2011, we recognized $26.9 million, $20.4 million and $11.0 million, respectively, as a result of LCM adjustments primarily related to LNG inventory purchased to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal.

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of LNG terminal costs and fixed assets and other, as follows (in thousands):

	December 31,
	2013	2012
LNG terminal costs
LNG terminal	$2,234,796	$2,233,595
LNG terminal construction-in-process	4,489,668	1,269,798
LNG site and related costs, net	6,511	5,398
Accumulated depreciation	(292,434)	(235,275)
Total LNG terminal costs, net	6,438,541	3,273,516

Fixed assets and other
Computer and office equipment	8,115	7,014
Furniture and fixtures	4,319	4,057
Computer software	13,504	13,012
Leasehold improvements	7,303	6,989
Other	15,388	6,844
Accumulated depreciation	(32,771)	(29,127)
Total fixed assets, net	15,858	8,789
Property, plant and equipment, net	$6,454,399	$3,282,305

LNG Terminal Costs

Depreciation expense related to the Sabine Pass LNG terminal totaled $57.3 million, $57.3 million and $57.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

In June 2012, we began capitalizing costs associated with Trains 1 and 2 of the Sabine Pass Liquefaction Project, and in May 2013, we began capitalizing costs associated with Trains 3 and 4 of the Sabine Pass Liquefaction Project. For the year ended December 31, 2013, and 2012, we capitalized, $188.7 million and $35.1 million, respectively, of interest expense related to the Sabine Pass Liquefaction Project.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The Sabine Pass LNG terminal is depreciated using the straight-line depreciation method applied to groups of LNG terminal assets with varying useful lives. The identifiable components of the Sabine Pass LNG terminal with similar estimated useful lives have a depreciable range between 15 and 50 years, as follows:

Components	Useful life (yrs)
LNG storage tanks	50
Natural gas pipeline facilities	40
Marine berth, electrical, facility and roads	35
Regasification processing equipment (recondensers, vaporization and vents)	30
Sendout pumps	20
Other	15-30
We are developing the Corpus Christi Liquefaction Project and have capitalized certain costs associated with our Corpus Christi LNG terminal for site work that improved the associated land.  As of December 31, 2013, and 2012, $35.5 million of costs associated with the initial site work for the Corpus Christi LNG terminal were capitalized as LNG terminal construction-in-process.

Fixed Assets

Our fixed assets are recorded at cost and are depreciated on a straight-line method based on estimated lives of the individual assets or groups of assets.

NOTE 6—NON-CONTROLLING INTEREST

We have consolidated certain partnerships because we have a controlling interest in these ventures. Therefore, the entities' financial statements are consolidated in our Consolidated Financial Statements and the entities' other equity is recorded as a non-controlling interest. The following table sets forth the components of our non-controlling interest balance since inception attributable to third-party investors' interests at December 31, 2013 (in thousands):

Net proceeds from Cheniere Partners' issuance of common units (1)	$719,572
Net proceeds from CLNGHs' sale of Cheniere Partners common units (2)	203,946
Net proceeds from Cheniere Partners' issuance of Class B units (3)	1,387,339
Net proceeds from Cheniere Holdings' issuance of common shares (4)	664,931
Distributions to Cheniere Partners' non-controlling interest	(226,570)
Non-controlling interest share of loss	(88,843)
Non-controlling interest at December 31, 2013	$2,660,375

(1)
In March and April 2007, we and Cheniere Partners completed a public offering of 15,525,000 Cheniere Partners common units (the "Cheniere Partners Offering"). Cheniere Partners received $98.4 million in net proceeds from the issuance of its common units to the public.

In January 2011, Cheniere Partners initiated an at-the-market program to sell up to 1.0 million common units, the proceeds from which would be used primarily to fund development costs associated with the Sabine Pass Liquefaction Project. As of December 31, 2011, Cheniere Partners had sold 0.5 million common units with net proceeds of $9.0 million. During the year ended December 31, 2012, Cheniere Partners sold 0.5 million common units with net proceeds of $11.1 million.
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
In February 2013, Cheniere Partners sold 17.6 million common units in a registered direct offering to institutional investors at a price of $20.75 per common unit for net proceeds of $364.8 million.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(2)
In conjunction with the Cheniere Partners Offering, Cheniere LNG Holdings, LLC ("CLNGH") sold a portion of the Cheniere Partners common units held by it to the public, realizing net proceeds of $203.9 million, which included $39.4 million of net proceeds realized once the underwriters exercised their option to purchase an additional 2.0 million common units from CLNGH.

(3)
In May 2012, Cheniere Partners and Blackstone CQP Holdco LP ("Blackstone") entered into a unit purchase agreement (the "Blackstone Unit Purchase Agreement") whereby Cheniere Partners agreed to sell to Blackstone in a private placement 100.0 million Class B units of Cheniere Partners ("Class B units") at a price of $15.00 per Class B unit. Cheniere Partners had issued and sold all 100.0 million Class B units to Blackstone as of December 31, 2012. See Note 7—"Variable Interest Entities".

(4)
In December 2013, Cheniere Holdings completed its initial public offering (the "Cheniere Holdings Offering") of 36.0 million common shares at $20.00 per common share. Cheniere Holdings was formed by us to hold our Cheniere Partners limited partner interests. We ultimately received all of the $665.0 million of net proceeds from the Cheniere Holdings Offering from the repayment of Cheniere Holdings' intercompany indebtedness and payables owed to us and through a distribution by Cheniere Holdings to us.

NOTE 7—VARIABLE INTEREST ENTITIES

Cheniere Energy Partners

Cheniere Partners is a master limited partnership formed by us to own and operate the Sabine Pass LNG terminal and related assets. As of December 31, 2013, we indirectly owned a 47.2% limited partner interest in Cheniere Partners through our interest in Cheniere Holdings in the form of 11,963,488 common units, 45,333,334 Class B units and 135,383,831 subordinated units. We also indirectly own a 2% general partner interest and the incentive distribution rights in Cheniere Partners.

Cheniere Energy Partners GP, LLC ("Cheniere Partners GP"), our wholly owned subsidiary, is the general partner of Cheniere Partners. In May 2012, Cheniere Partners, Cheniere and Blackstone entered into the Blackstone Unit Purchase Agreement whereby Cheniere Partners agreed to sell to Blackstone in a private placement 100.0 million Class B units at a price of $15.00 per Class B unit. In August 2012, all conditions to funding were met and Blackstone purchased its initial 33.3 million Class B units, and as of December 31, 2012, Blackstone had purchased the remaining 66.7 million Class B units. At initial funding, the board of directors of Cheniere Partners GP was modified to include three directors appointed by Blackstone, four directors appointed by us and four independent directors mutually agreed by Blackstone and us and appointed by us. In addition, we provided Blackstone with a right to maintain one board seat on our board of directors. A quorum of Cheniere Partners GP directors consists of a majority of all directors, including at least two directors appointed by Blackstone, two directors appointed by us and two independent directors. Blackstone will no longer be entitled to appoint Cheniere Partners GP directors in the event that Blackstone's ownership in Cheniere Partners is less than: (i) 20% of outstanding common units, subordinated units and Class B units, and (ii) 50.0 million Class B units.

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

LNGCo

In 2010, Cheniere Marketing entered into various agreements ("LNGCo Agreements") with JPMorgan LNG Co. ("LNGCo") under which Cheniere Marketing agreed to develop and maintain commercial and trading opportunities in the LNG industry and present any such opportunities exclusively to LNGCo. Cheniere Marketing also agreed to provide services to LNGCo in exchange for certain fees, in connection with any LNG cargoes purchased by LNGCo. Cheniere Marketing held no ownership interest in LNGCo and did not have the authority to contractually bind LNGCo under the LNGCo Agreements. LNGCo had various operational responsibilities and unilateral participating rights to direct the activities of LNGCo that most significantly impacted LNGCo's economic performance. In June 2012, Cheniere Marketing and LNGCo terminated the LNGCo Agreements. During the years

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

ended December 31, 2012 and 2011, we recognized $4.0 million and $12.0 million, respectively, of marketing and trading revenues from LNGCo under the LNGCo Agreements.

NOTE 8—ACCRUED LIABILITIES

As of December 31, 2013 and 2012, accrued liabilities consisted of the following (in thousands):

	December 31,
	2013	2012
Accrued interest expense and related fees	$80,151	$16,327
Payroll	7,410	6,369
LNG liquefaction costs	83,651	27,919
LNG terminal costs	1,612	977
Other accrued liabilities	13,728	7,145
Total accrued liabilities	$186,552	$58,737

NOTE 9—DEBT AND DEBT—RELATED PARTIES

As of December 31, 2013 and 2012, our long-term debt consisted of the following (in thousands):

	December 31,
	2013	2012
Long-term debt
2016 Notes	$1,665,500	$1,665,500
2020 Notes	420,000	420,000
2021 Sabine Pass Liquefaction Senior Notes	2,000,000	—
2022 Sabine Pass Liquefaction Senior Notes	1,000,000	—
2023 Sabine Pass Liquefaction Senior Notes	1,000,000	—
2012 Liquefaction Credit Facility	—	100,000
2013 Liquefaction Credit Facilities	100,000	—
CTPL Credit Facility	400,000	—
Total long-term debt	6,585,500	2,185,500

Long-term debt premium (discount)
2016 Notes	(13,693)	(18,387)
2021 Sabine Pass Liquefaction Senior Notes	11,562	—
CTPL Credit Facility	(7,096)	—
Total long-term debt, net of discount	$6,576,273	$2,167,113

Below is a schedule of future principal payments that we are obligated to make on our outstanding debt at December 31, 2013 (in thousands):

	Payments Due for the Years Ended December 31,
	Total	2014	2015 to 2016	2017 to 2018	Thereafter
Debt:
2016 Notes	$1,665,500	$—	$1,665,500	$—	$—
2020 Notes	420,000	—	—	—	420,000
2021 Sabine Pass Liquefaction Senior Notes	2,000,000	—	—	—	2,000,000
2022 Sabine Pass Liquefaction Senior Notes	1,000,000	—	—	—	1,000,000
2023 Sabine Pass Liquefaction Senior Notes	1,000,000	—	—	—	1,000,000
2013 Liquefaction Credit Facilities	100,000	—	—	—	100,000
CTPL Credit Facility	400,000	—	—	400,000	—
Total Debt	$6,585,500	$—	$1,665,500	$400,000	$4,520,000

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Sabine Pass LNG Senior Notes

As of December 31, 2013 and 2012, Sabine Pass LNG had an aggregate principal amount of  $1,665.5 million, before discount, of the 2016 Notes and $420.0 million of the 2020 Notes outstanding. Borrowings under the 2016 Notes and 2020 Notes bear interest at a fixed rate of 7.50% and 6.50%, respectively. The terms of the 2016 Notes and the 2020 Notes are substantially similar. Interest on the Sabine Pass LNG Senior Notes is payable semi-annually in arrears. Subject to permitted liens, the Sabine Pass LNG Senior Notes are secured on a first-priority basis by a security interest in all of Sabine Pass LNG's equity interests and substantially all of its operating assets.

Sabine Pass LNG may redeem some or all of its 2016 Notes at any time, and from time to time, at a redemption price equal to 100% of the principal plus any accrued and unpaid interest plus the greater of:

•	1.0% of the principal amount of the 2016 Notes; or

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

Sabine Pass LNG may redeem all or part of the 2020 Notes at any time on or after November 1, 2016, at fixed redemption prices specified in the indenture governing the 2020 Notes, plus accrued and unpaid interest, if any, to the date of redemption. Sabine Pass LNG may also, at its option, redeem all or part of the 2020 Notes at any time prior to November 1, 2016, at a "make-whole" price set forth in the indenture governing the 2020 Notes, plus accrued and unpaid interest, if any, to the date of redemption. At any time before November 1, 2015, Sabine Pass LNG may redeem up to 35% of the aggregate principal amount of the 2020 Notes at a redemption price of 106.5% of the principal amount of the 2020 Notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date, in an amount not to exceed the net proceeds of one or more completed equity offerings as long as Sabine Pass LNG redeems the 2020 Notes within 180 days of the closing date for such equity offering and at least 65% of the aggregate principal amount of the 2020 Notes originally issued remains outstanding after the redemption.

Under the Sabine Pass LNG Indentures, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied: there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass LNG Indentures. During the years ended December 31, 2013, 2012 and 2011, Sabine Pass LNG made distributions of $348.9 million, $333.5 million and $313.6 million, respectively, after satisfying all the applicable conditions in the Sabine Pass LNG Indentures.

Sabine Pass Liquefaction Senior Notes

In February 2013 and April 2013, Sabine Pass Liquefaction issued an aggregate principal amount of $2.0 billion, before premium, of the 2021 Sabine Pass Liquefaction Senior Notes. In April 2013, Sabine Pass Liquefaction also issued $1.0 billion of the 2023 Sabine Pass Liquefaction Senior Notes. Borrowings under the 2021 Sabine Pass Liquefaction Senior Notes and 2023 Sabine Pass Liquefaction Senior Notes bear interest at a fixed rate of 5.625%. In November 2013, Sabine Pass Liquefaction issued an aggregate principal amount of $1.0 billion of the 2022 Sabine Pass Liquefaction Senior Notes. Borrowings under the 2022 Sabine Pass Liquefaction Senior Notes bear interest at a fixed rate of 6.25%. Interest on the Sabine Pass Liquefaction Senior Notes is payable semi-annually in arrears.

The terms of the 2021 Sabine Pass Liquefaction Senior Notes, the 2022 Sabine Pass Liquefaction Senior Notes and the 2023 Sabine Pass Liquefaction Senior Notes are governed by a common indenture (the "Indenture"). The Indenture contains customary terms and events of default and certain covenants that, among other things, limit Sabine Pass Liquefaction's ability and the ability of Sabine Pass Liquefaction's restricted subsidiaries to incur additional indebtedness or issue preferred stock, make certain investments or pay dividends or distributions on capital stock or subordinated indebtedness or purchase, redeem or retire capital stock, sell or transfer assets, including capital stock of Sabine Pass Liquefaction's restricted subsidiaries, restrict dividends or other payments by restricted subsidiaries, incur liens, enter into transactions with affiliates, consolidate, merge, sell or lease all or substantially all of Sabine Pass Liquefaction's assets and enter into certain LNG sales contracts. Subject to permitted liens, the

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Sabine Pass Liquefaction Senior Notes are secured on a pari passu first-priority basis by a security interest in all of the membership interests in Sabine Pass Liquefaction and substantially all of Sabine Pass Liquefaction's assets. Sabine Pass Liquefaction may not make any distributions until, among other requirements, substantial completion of Trains 1 and 2 has occurred, deposits are made into debt service reserve accounts and a debt service coverage ratio for the prior 12-month period and a projected debt service coverage ratio for the upcoming 12-month period of 1.25:1.00 are satisfied.

At any time prior to November 1, 2020, with respect to the 2021 Sabine Pass Liquefaction Senior Notes, or December 15, 2021, with respect to the 2022 Sabine Pass Liquefaction Senior Notes, or January 15, 2023, with respect to the 2023 Sabine Pass Liquefaction Senior Notes, Sabine Pass Liquefaction may redeem all or a part of the Sabine Pass Liquefaction Senior Notes, at a redemption price equal to the "make-whole" price set forth in the Indenture, plus accrued and unpaid interest, if any, to the date of redemption. Sabine Pass Liquefaction also may at any time on or after November 1, 2020, with respect to the 2021 Sabine Pass Liquefaction Senior Notes, or December 15, 2021, with respect to the 2022 Sabine Pass Liquefaction Senior Notes, or January 15, 2023, with respect to the 2023 Sabine Pass Liquefaction Senior Notes, redeem the Sabine Pass Liquefaction Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Sabine Pass Liquefaction Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

In connection with the issuance of the 2022 Sabine Pass Liquefaction Senior Notes, Sabine Pass Liquefaction also entered into a registration rights agreement (the "2022 Liquefaction Registration Rights Agreement"). Under the 2022 Liquefaction Registration Rights Agreement, Sabine Pass Liquefaction has agreed to use commercially reasonable efforts to file with the SEC and cause to become effective a registration statement relating to an offer to exchange the 2022 Sabine Pass Liquefaction Senior Notes for a like aggregate principal amount of SEC-registered notes with terms identical in all material respects to the 2022 Sabine Pass Liquefaction Senior Notes (other than with respect to restrictions on transfer or to any increase in annual interest rate) within 360 days after November 25, 2013.  Under specified circumstances, Sabine Pass Liquefaction may be required to file a shelf registration statement to cover resales of the Sabine Pass Liquefaction Senior Notes.  If Sabine Pass Liquefaction fails to satisfy this obligation, Sabine Pass Liquefaction may be required to pay additional interest to holders of the 2022 Sabine Pass Liquefaction Senior Notes under certain circumstances.

2013 Liquefaction Credit Facilities

In May 2013, Sabine Pass Liquefaction closed the 2013 Liquefaction Credit Facilities aggregating $5.9 billion. The 2013 Liquefaction Credit Facilities are being used to fund a portion of the costs of developing, constructing and placing into operation the first four Trains of the Sabine Pass Liquefaction Project. The 2013 Liquefaction Credit Facilities will mature on the earlier of May 28, 2020 or the second anniversary of the completion date of the first four Trains of the Sabine Pass Liquefaction Project, as defined in the 2013 Liquefaction Credit Facilities. Borrowings under the 2013 Liquefaction Credit Facilities may be refinanced, in whole or in part, at any time without premium or penalty, except for interest rate hedging and interest rate breakage costs. Sabine Pass Liquefaction made a $100.0 million borrowing under the 2013 Liquefaction Credit Facilities in June 2013 after meeting the required conditions precedent. Sabine Pass Liquefaction had $5.0 billion of available commitments under the 2013 Liquefaction Credit Facilities as of December 31, 2013 as a result of its initial $100.0 million borrowing and the termination of $885 million of commitments in connection with issuance of the 2022 Sabine Pass Liquefaction Notes in November 2013 as described below.

Borrowings under the 2013 Liquefaction Credit Facilities bear interest at a variable rate per annum equal to, at Sabine Pass Liquefaction's election, the London Interbank Offered Rate ("LIBOR") or the base rate, plus the applicable margin. The applicable margins for LIBOR loans range from 2.3% to 3.0% prior to the completion of Train 4 and from 2.3% to 3.25% after such completion, depending on the applicable 2013 Liquefaction Credit Facility. Interest on LIBOR loans is due and payable at the end of each LIBOR period. The 2013 Liquefaction Credit Facilities required Sabine Pass Liquefaction to pay certain up-front fees to the agents and lenders in the aggregate amount of approximately $144 million and provide for a commitment fee calculated at a rate per annum equal to 40% of the applicable margin for LIBOR loans, multiplied by the average daily amount of the undrawn commitment due quarterly in arrears. Annual administrative fees must also be paid to the agent and the trustee. The principal of the loans made under the 2013 Liquefaction Credit Facilities must be repaid in quarterly installments, commencing with the earlier of the last day of the first full calendar quarter after the Train 4 completion date, as defined in the 2013 Liquefaction Credit Facilities, and September 30, 2018. Scheduled repayments are based upon an 18-year amortization profile, with the remaining balance due upon the maturity of the 2013 Liquefaction Credit Facilities.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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
Under the terms of the 2013 Liquefaction Credit Facilities, Sabine Pass Liquefaction is required to hedge not less than 75% of the variable interest rate exposure of its projected outstanding borrowings, calculated on a weighted average basis in comparison to its anticipated draw of principal. See Note 11— "Financial Instruments".

In November 2013, Sabine Pass Liquefaction issued the 2022 Sabine Pass Liquefaction Senior Notes, and a portion of the available commitments pursuant to the 2013 Liquefaction Credit Facilities was terminated. Net proceeds from the offering of approximately $978 million are intended to be used to pay a portion of the capital costs in connection with the construction of the Sabine Pass Liquefaction Project in lieu of the terminated portion of the commitments under the 2013 Liquefaction Credit Facilities. The 2022 Sabine Pass Liquefaction Notes are pari passu in right of payment with all existing and future senior debt of Sabine Pass Liquefaction. As a result of Sabine Pass Liquefaction's issuance of the 2022 Sabine Pass Liquefaction Senior Notes in November 2013, Sabine Pass Liquefaction has terminated $885 million of commitments under the 2013 Liquefaction Credit Facilities. This termination resulted in a write-off of debt issuance costs and deferred commitment fees associated with the 2013 Liquefaction Credit Facilities of $43.3 million in November 2013.

2012 Liquefaction Credit Facility

 In July 2012, Sabine Pass Liquefaction entered into the 2012 Liquefaction Credit Facility with a syndicate of lenders. The 2012 Liquefaction Credit Facility was intended to be used to fund a portion of the costs of developing, constructing and placing into operation Trains 1 and 2 of the Sabine Pass Liquefaction Project. In May 2013, the 2012 Liquefaction Credit Facility was amended and restated with the 2013 Liquefaction Credit Facilities and $100.0 million of outstanding borrowings under the 2012 Liquefaction Credit Facility were repaid in full.

The 2012 Liquefaction Credit Facility had a maturity date of the earlier of July 31, 2019 or the second anniversary of the completion date of Trains 1 and 2 of the Sabine Pass Liquefaction Project. Borrowings under the 2012 Liquefaction Credit Facility could have been refinanced, in whole or in part, at any time without premium or penalty, except for interest rate hedging and interest rate breakage costs. Sabine Pass Liquefaction made a $100.0 million borrowing under the 2012 Liquefaction Credit Facility in August 2012 after meeting the required conditions precedent.

Borrowings under the 2012 Liquefaction Credit Facility bore interest at a variable rate equal to, at Sabine Pass Liquefaction's election, LIBOR or the base rate, plus the applicable margin. The applicable margin for LIBOR loans was 3.50% during construction and 3.75% during operations. Interest on LIBOR loans was due and payable at the end of each LIBOR period. The 2012 Liquefaction Credit Facility required Sabine Pass Liquefaction to pay certain up-front fees to the agents and lenders in the aggregate amount of approximately $178 million and provided for a commitment fee calculated at a rate per annum equal to 40% of the applicable margin for LIBOR loans, multiplied by the average daily amount of the undrawn commitment. Annual administrative fees were also required to be paid to the agent and the trustee. The principal of loans made under the 2012 Liquefaction Credit Facility had to be repaid in quarterly installments, commencing with the last day of the first calendar quarter ending at least three months following the completion of Trains 1 and 2 of the Sabine Pass Liquefaction Project. Scheduled repayments were based upon an 18-year amortization profile, with the remaining balance due upon the maturity of the 2012 Liquefaction Credit Facility.

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

The 2012 Liquefaction Credit Facility contained conditions precedent for the second borrowing and any subsequent borrowings, as well as customary affirmative and negative covenants. The obligations of Sabine Pass Liquefaction under the 2012

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Liquefaction Credit Facility were secured by substantially all of the assets of Sabine Pass Liquefaction as well as all of the membership interests in Sabine Pass Liquefaction, and a security interest in Cheniere Partners' rights under the Blackstone Unit Purchase Agreement on a pari passu basis with the Sabine Pass Liquefaction Senior Notes.

Under the terms of the 2012 Liquefaction Credit Facility, Sabine Pass Liquefaction was required to hedge not less than 75% of the variable interest rate exposure of its projected outstanding borrowings, calculated on a weighted average basis in comparison to its anticipated draw of principal. See Note 11—"Financial Instruments".

In February 2013, Sabine Pass Liquefaction issued the 2021 Sabine Pass Liquefaction Senior Notes to refinance a portion of the 2012 Liquefaction Credit Facility, and a portion of available commitments pursuant to the 2012 Liquefaction Credit Facility was suspended. In April 2013, Sabine Pass Liquefaction issued an aggregate principal amount of $500.0 million of additional 2021 Sabine Pass Liquefaction Senior Notes and $1.0 billion of 2023 Sabine Pass Liquefaction Senior Notes, and as a result, approximately $1.4 billion of commitments under the 2012 Liquefaction Credit Facility were terminated. The termination of these commitments in April 2013 and the amendment and restatement of the 2012 Liquefaction Credit Facility with the 2013 Liquefaction Credit Facilities in May 2013 resulted in a write-off of debt issuance costs and deferred commitment fees associated with the 2012 Liquefaction Credit Facility of $88.3 million in the year ended December 31, 2013.

CTPL Credit Facility

In May 2013, CTPL entered into the CTPL Credit Facility, which will be used to fund modifications to the Creole Trail Pipeline and for general business purposes. CTPL incurred $10.0 million of direct lender fees that were recorded as a debt discount. The CTPL Credit Facility matures in 2017 when the full amount of the outstanding principal obligations must be repaid. CTPL's loans may be repaid, in whole or in part, at any time without premium or penalty. As of December 31, 2013, CTPL had borrowed the full amount of $400.0 million available under the CTPL Credit Facility.

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

NOTE 10—DEBT ISSUANCE COSTS

We have incurred debt issuance costs in connection with our long-term debt. These costs are capitalized and are being amortized over the term of the related debt.  Upon early retirement or amendment to a debt agreement, certain fees are written off to expense. For the years ended December 31, 2013, 2012, and 2011, we amortized $43.6 million, $16.5 million and $8.4 million, respectively, of debt issuance costs. In addition, for the years ended December 31, 2013, 2012, and 2011, we wrote off $118.3 million, $16.6 million and zero, respectively, of debt issuance costs related to early extinguishments of debt.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

As of December 31, 2013, we had recorded $313.9 million of debt issuance costs directly associated with the arrangement of debt financing, net of accumulated amortization, as follows (in thousands):

Debt	Debt Issuance Costs	Amortization Period	Accumulated Amortization	Net Costs
2013 Liquefaction Credit Facilities	$257,924	7.0 years	$(46,400)	$211,524
2016 Notes	30,057	10.1 years	(21,100)	8,957
2020 Notes	9,290	8.1 years	(1,377)	7,913
2021 Sabine Pass Liquefaction Senior Notes	45,325	8.0 years	(3,910)	41,415
2022 Sabine Pass Liquefaction Senior Notes	22,226	8.3 years	(195)	22,031
2023 Sabine Pass Liquefaction Senior Notes	22,230	10.0 years	(1,159)	21,071
CTPL Credit Facility	1,448	2.0 years	(415)	1,033
Total	$388,500		$(74,556)	$313,944

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

The following table (in thousands) shows the fair value of our derivative assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2013 and 2012, which are classified as other current assets, other current liabilities, other non-current assets and other non-current liabilities in our Consolidated Balance Sheets.

	Fair Value Measurements as of
	December 31, 2013				December 31, 2012
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
LNG Inventory Derivatives asset (liability)	$—	$(171)	$—	$(171)	$—	$237	$—	$237
Fuel Derivatives asset (liability)	—	126	—	126	—	(98)	—	(98)
Interest Rate Derivatives asset (liability)	—	84,639	—	84,639	—	(26,424)	—	(26,424)

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments in instances where our Fuel Derivatives or our LNG Inventory Derivatives are in an asset position. Our commodity derivative transactions are executed through over-the-counter contracts which are subject to nominal credit risk as these transactions are settled on a daily margin basis with investment grade financial institutions. We are required by these financial institutions to use margin deposits as credit support for our commodity derivative activities.  Collateral of $5.9 million deposited for such contracts, which has not been reflected in the derivative fair value tables, is included in the other current assets balance as of December 31, 2013 and 2012.

The following table (in thousands) shows the fair value and location of our LNG Inventory Derivatives and Fuel Derivatives on our Consolidated Balance Sheets:

		Fair Value Measurements as of
	Balance Sheet Location	December 31, 2013	December 31, 2012
LNG Inventory Derivatives asset (liability)	Prepaid expenses and other	$(171)	$237
Fuel Derivatives asset (liability)	Prepaid expenses and other	126	(98)

The following table (in thousands) shows the changes in the fair value and settlements of our LNG Inventory Derivatives and Fuel Derivatives recorded in marketing and trading revenues (losses) on our Consolidated Statements of Operations during the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
LNG Inventory Derivatives gain (loss)	$(449)	$995	$2,475
Fuel Derivatives gain	99	—	—

The following table (in thousands) shows the changes in the fair value and settlements of our LNG Inventory Derivatives and Fuel Derivatives recorded in derivative gain (loss), net on our Consolidated Statements of Operations during the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
LNG Inventory Derivatives gain	476	—	—
Fuel Derivatives gain (loss)	182	(622)	(2,251)

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

Sabine Pass Liquefaction designated the Interest Rate Derivatives entered into in August 2012 as hedging instruments which was required in order to qualify for cash flow hedge accounting. As a result of this cash flow hedge designation, we recognized the Interest Rate Derivatives entered into in August 2012 as an asset or liability at fair value, and reflected changes in fair value through other comprehensive income in our Consolidated Statements of Comprehensive Loss. Any hedge ineffectiveness associated with the Interest Rate Derivatives entered into in August 2012 was recorded immediately as derivative gain (loss) in our Consolidated Statements of Operations.  The realized gain (loss) on the Interest Rate Derivatives entered into in August 2012 was recorded as an (increase) decrease in interest expense on our Consolidated Statements of Operations to the extent not capitalized as part of the Sabine Pass Liquefaction Project. The effective portion of the gains or losses on our Interest Rate Derivatives entered into in August 2012 recorded in other comprehensive income would have been reclassified to earnings as interest payments on the 2012 Liquefaction Credit Facility impact earnings. In addition, amounts recorded in other comprehensive income are also reclassified into earnings if it becomes probable that the hedged forecasted transaction will not occur.

Sabine Pass Liquefaction did not elect to designate the Interest Rate Derivatives entered into in June 2013 as cash flow hedging instruments, and changes in fair value are recorded as derivative gain (loss), net within our Consolidated Statements of Operations.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

During the first quarter of 2013, we determined that it was no longer probable that the forecasted variable interest payments on the 2012 Liquefaction Credit Facility would occur in the time period originally specified based on the continued development of our financing strategy for the Sabine Pass Liquefaction Project, and, in particular, the Sabine Pass Liquefaction Senior Notes described in  Note 9—"Debt and Debt—Related Parties". As a result, all of the Interest Rate Derivatives entered into in August 2012 were no longer effective hedges, and the remaining portion of hedge relationships that were designated cash flow hedges as of December 31, 2012, were de-designated as of February 1, 2013. For de-designated cash flow hedges, changes in fair value prior to their de-designation date were recorded as other comprehensive income (loss) within our Consolidated Balance Sheets, and changes in fair value subsequent to their de-designation date were recorded as derivative gain (loss) within our Consolidated Statements of Operations.

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

At December 31, 2013, Sabine Pass Liquefaction had the following Interest Rate Derivatives outstanding:

	Initial Notional Amount	Maximum Notional Amount	Effective Date	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
Interest Rate Derivatives - Not Designated	$20.0 million	$2.9 billion	August 14, 2012	July 31, 2019	1.98%	One-month LIBOR
Interest Rate Derivatives - Not Designated	—	$671.0 million	June 5, 2013	May 28, 2020	2.05%	One-month LIBOR

The following table (in thousands) shows the fair value of our Interest Rate Derivatives:

		Fair Value Measurements as of
	Balance Sheet Location	December 31, 2013	December 31, 2012
Interest Rate Derivatives - Not Designated	Non-current derivative assets	$98,123	$—
Interest Rate Derivatives - Not Designated	Other current liabilities	13,484	—
Interest Rate Derivatives - Designated	Non-current derivative liabilities	—	21,290
Interest Rate Derivatives - Not Designated	Non-current derivative liabilities	—	5,134

The following table (in thousands) details the effect of our Interest Rate Derivatives included in Other Comprehensive Income ("OCI") and AOCI for the year ended December 31, 2013:

	Gain (Loss) in Other Comprehensive Income		Gain (Loss) Reclassified from Accumulated OCI into Interest Expense (Effective Portion)		Losses Reclassified into Earnings as a Result of Discontinuance of Cash Flow Hedge Accounting
	2013	2012	2013	2012	2013	2012
Interest Rate Derivatives - Designated	$21,297	$(21,290)	$—	$—	$—	$—
Interest Rate Derivatives - De-designated	—	(5,814)	—	—	5,807	—
Interest Rate Derivatives - Settlements	(30)	(136)	—	—	166	—

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following table (in thousands) shows the changes in the fair value and settlements of our Interest Rate Derivatives - Not Designated recorded in derivative gain (loss), net on our Consolidated Statements of Operations during the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Interest Rate Derivatives - Not Designated gain	$88,596	$679	$—

Balance Sheet Presentation

Our commodity and interest rate derivatives are presented on a net basis on our Consolidated Balance Sheets as described above. The following table (in thousands) shows the fair value of our derivatives outstanding on a gross and net basis:

	Gross Amounts Recognized	Gross Amounts Offset in our Consolidated Balance Sheets	Net Amounts Presented in our Consolidated Balance Sheets	Gross Amounts not Offset in our Consolidated Balance Sheets
Offsetting Derivative Assets (Liabilities)				Derivative Instrument	Cash Collateral Received (Paid)	Net Amount
As of December 31, 2013:
Fuel Derivatives	$126	$—	$126	$—	$—	$126
LNG Inventory Derivatives	(171)	(171)	—	—	—	—
Interest Rate Derivatives - Not Designated	98,123	—	98,123	—	—	98,123
Interest Rate Derivatives - Not Designated	(13,484)	—	(13,484)	—	—	(13,484)
As of December 31, 2012:
Fuel Derivatives	(98)	(98)	—	—	—	—
LNG Inventory Derivatives	237	—	237	—	—	237
Interest Rate Derivatives - Designated	(21,290)	—	(21,290)	—	—	(21,290)
Interest Rate Derivatives - Not Designated	(5,134)	—	(5,134)	—	—	(5,134)

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

Other Financial Instruments (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2016 Notes, net of discount (1)	$1,651,807	1,868,607	$1,647,113	$1,824,177
2020 Notes (1)	420,000	432,600	420,000	437,850
2021 Sabine Pass Liquefaction Senior Notes (1)	2,011,562	1,961,273	—	—
2022 Sabine Pass Liquefaction Senior Notes (1)	1,000,000	982,500	—	—
2023 Sabine Pass Liquefaction Senior Notes (1)	1,000,000	935,000	—	—
2012 Liquefaction Credit Facility (2)	—	—	100,000	100,000
2013 Liquefaction Credit Facilities (2)	100,000	100,000	—	—
CTPL Credit Facility (3)	392,904	400,000	—	—

(1)
The Level 2 estimated fair value was based on quotations obtained from broker-dealers who make markets in these and similar instruments based on the closing trading prices on December 31, 2013 and 2012, as applicable.

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

NOTE 12—DEFERRED REVENUE

As of December 31, 2013 and 2012, we had recorded $26.6 million and $26.5 million, respectively, as current deferred revenue and $17.5 million and $21.5 million, respectively, as non-current deferred revenue related to advance capacity reservation fee payments on our Consolidated Balance Sheets.

Advance Capacity Reservation Fee

In November 2004, Total Gas & Power North America, Inc. ("Total") paid Sabine Pass LNG a nonrefundable advance capacity reservation fee of $10.0 million in connection with the reservation of approximately 1.0 Bcf/d of LNG regasification capacity at the Sabine Pass LNG terminal. An additional advance capacity reservation fee payment of $10.0 million was paid by Total to Sabine Pass LNG in April 2005. The advance capacity reservation fee payments are being amortized as a reduction of Total's regasification capacity reservation fee under its TUA over a 10-year period beginning with the commencement of its TUA on April 1, 2009. As a result, we recorded the advance capacity reservation fee payments that Sabine Pass LNG received, although non-refundable, as deferred revenue to be amortized to income over the corresponding 10-year period.

In November 2004, Sabine Pass LNG also entered into a TUA to provide Chevron U.S.A. Inc. ("Chevron") with approximately 0.7 Bcf/d of LNG regasification capacity at the Sabine Pass LNG terminal. In December 2005, Chevron exercised its option to increase its reserved capacity by approximately 0.3 Bcf/d to approximately 1.0 Bcf/d, making advance capacity reservation fee payments to Sabine Pass LNG totaling $20.0 million. The advance capacity reservation fee payments are being amortized as a reduction of Chevron's regasification capacity reservation fee under its TUA over a 10-year period beginning with the commencement of its TUA on July 1, 2009. As a result, we recorded the advance capacity reservation fee payments that Sabine Pass LNG received, although non-refundable, as deferred revenue to be amortized to income over the corresponding 10-year period.

As of December 31, 2013, we had recorded $4.0 million and $17.5 million as current and non-current deferred revenue on our Consolidated Balance Sheets, respectively, related to the Total and Chevron advance capacity reservation fees. As of December 31, 2012, we had recorded $4.0 million and $21.5 million as current and non-current deferred revenue on our Consolidated Balance Sheets, respectively, related to the Total and Chevron advance capacity reservation fees.

TUA Payments

Total and Chevron are obligated to make monthly TUA payments to Sabine Pass LNG in advance of the month of service. These monthly payments are recorded to current deferred revenue in the period cash is received and are then recorded as revenue in the next month when the TUA service is performed. As of December 31, 2013 and 2012, we had recorded $21.2 million and $21.1 million, respectively, as current deferred revenue on our Consolidated Balance Sheets related to Total's and Chevron's monthly TUA payments.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 13—INCOME TAXES

Income tax provision included in our reported net loss consisted of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	4,082	145	277
Total current	4,082	145	277

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	258	(141)	(117)
Total deferred	258	(141)	(117)
Total income tax provision	$4,340	$4	$160

The reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2013	2012	2011
U.S. statutory tax rate	35.0%	35.0%	35.0%
Minority interest	(3.3)%	(1.4)%	(0.8)%
State tax benefit (net of federal benefits)	4.5%	2.7%	6.2%
Foreign income tax provision	(0.8)%	—%	—%
Deferred tax asset valuation reserve	(34.3)%	(33.2)%	(42.1)%
Other	(1.9)%	(3.1)%	1.7%
Effective tax rate as reported	(0.8)%	—%	—%

Significant components of our deferred tax assets and liabilities at December 31, 2013 and 2012 are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets
Net operating loss carryforwards (1)
Federal	$608,631	$476,228
State	111,624	83,242
Book deferred gain	77,182	81,388
Share-based compensation expense	24,089	5,679
Other	31,191	17,864
Total deferred tax assets	$852,717	$664,401

Deferred tax liabilities
Investment in limited partnership	$(109,884)	$(94,434)
Other	(142)	(307)
Total deferred tax liabilities	$(110,026)	$(94,741)

Net deferred tax assets	742,691	569,660
Less: net deferred tax asset valuation allowance (2)	(742,691)	(569,402)
Total net deferred tax asset	$—	$258

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

1)	The federal net operating loss ("NOL") carryforward expires between 2028 and 2033. The state NOL carryforward expires between 2020 and 2028.

2)
A valuation allowance equal to our net deferred tax asset balance has been established due to the uncertainty of realizing the tax benefits related to our net deferred tax assets. The change in the net deferred tax asset valuation allowance was $173.0 million for the year ended December 31, 2013, of which $190.5 million relates to continuing operations and $11.4 million relates to other comprehensive income. Additionally, $6.1 million relates to an additional deferred tax asset and related valuation reserve due to previously unrecorded net deferred tax assets.

Changes in the balance of unrecognized tax benefits are as follows (in thousands):

	Year Ended December 31,
	2013	2012
Balance at beginning of the year	$19,773	$135,349
Additions based on tax positions related to current year	—	—
Additions for tax positions of prior years	2,162	—
Reductions for tax positions of prior years	(2,451)	(115,576)
Settlements	—	—
Balance at end of the year	$19,484	$19,773

Our effective tax rate will not be affected if the unrecognized federal income tax benefits provided above were recognized. Currently, we do not recognize any accrued liabilities, interest and penalties associated with the unrecognized tax benefits provided above in our Consolidated Statements of Operations or our Consolidated Balance Sheets. Any applicable interest and penalties related to unrecognized tax benefits would be recorded to our income tax provision.

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

We currently file tax returns in the U.S. federal jurisdiction, the United Kingdom and various state and local jurisdictions. For tax years before 2009 the statute for assessment of taxes is closed. The Internal Revenue Service is currently examining Cheniere Marketing's 2009 and 2010 income tax returns. The Louisiana Department of Revenue is currently examining Cheniere LNG Terminals, Inc.'s 2008 - 2010 income tax returns.

Accounting for share-based compensation provides that when settlement of a share based award contributes to an NOL carryforward, neither the associated excess tax benefit nor the credit to additional paid-in capital ("APIC") should be recorded until the share-based award deduction reduces income tax payable. Upon utilization of the loss in future periods, a benefit of $67.0 million will be reflected in APIC.

NOTE 14—SHARE-BASED COMPENSATION

We have granted stock, restricted stock, phantom stock and options to purchase common stock to employees, consultants and outside directors under the Cheniere Energy, Inc. Amended and Restated 1997 Stock Option Plan (the "1997 Plan"), Amended and Restated 2003 Stock Incentive Plan, as amended (the "2003 Plan"), and 2011 Incentive Plan, as amended (the "2011 Plan"). We recognize our share-based payments to employees in the consolidated financial statements based on their fair values at the date of grant. The calculated fair value is recognized as expense (net of any capitalization) over the requisite service period, net of estimated forfeitures, using the straight-line or accelerated recognition methods.

The 1997 Plan provides for the issuance of stock options to purchase up to 5.0 million shares of our common stock, all of which have been granted. Non-qualified stock options were granted to employees, contract service providers and outside directors. The 2003 Plan and 2011 Plan provide for the issuance of 21.0 million shares and 35.0 million shares, respectively, of our common stock that may be in the form of non-qualified stock options, incentive stock options, purchased stock, restricted (non-vested) stock, bonus (unrestricted) stock, stock appreciation rights, phantom stock and other share-based performance awards deemed by

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

the Compensation Committee of our Board of Directors (the "Compensation Committee") to be consistent with the purposes of the 2003 Plan and 2011 Plan.

For the years ended December 31, 2013, 2012 and 2011, the total share-based compensation expense recognized in our net loss (net of capitalization) was $271.4 million, $58.7 million and $26.4 million, respectively, and for the same periods we capitalized as part of the cost of capital assets $12.5 million, $2.4 million and zero, respectively, of share-based compensation cost.  The effect of a change in estimated forfeitures is recognized through a cumulative adjustment included in share-based compensation cost in the period of change in estimate. We consider many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. For the years ended December 31, 2013, 2012 and 2011, the cumulative adjustment recognized in our compensation expense was zero, zero and $0.6 million, respectively.

The total unrecognized compensation cost at December 31, 2013 relating to non-vested share-based compensation arrangements granted under the 1997 Plan, the 2003 Plan and the 2011 Plan was $229.8 million. That cost is expected to be recognized over 4.6 years, with a weighted average period of 3.2 years.

We have disclosed the deferred tax benefit realized from share-based compensation exercised during the annual period in Note 13—"Income Taxes". A valuation allowance equal to the deferred tax asset has been established due to the uncertainty of realizing the tax benefits related to this deferred tax asset.

Restricted Stock

For the years ended December 31, 2013, 2012 and 2011, we issued 18,860,000 shares, 10,293,000 shares and 2,565,000 shares, respectively, of restricted stock awards to our employees, executives, directors and a consultant. The awards have been issued with vestings based on service periods (one, three or four-year service periods), market conditions and performance conditions. Grants of restricted stock to employees and directors based on service periods and performance conditions are measured at the closing quoted market price of Cheniere's common stock on the grant date. Grants to employees and consultants based on market conditions are measured using valuations based on Monte Carlo simulations and on quoted market prices at the end of each reporting period, respectively.  To calculate the Monte Carlo simulation, we must consider certain variables. Volatility factors are based on the historical and implied volatilities of Cheniere's common stock over the expected lives as estimated on the grant date. The dividend yield is the expected annual dividend yield over the expected life, expressed as a percentage of the stock price on the grant date. Estimates of fair value may not accurately predict the value ultimately realized by employees who receive stock-based incentive awards, and the ultimate value may not be indicative of the reasonableness of the original estimates of fair value made by Cheniere. The amortization of the value of restricted stock grants is accounted for as a charge to compensation expense or capitalized with a corresponding increase to additional paid-in-capital over the requisite service period. For the market awards granted in 2013, we used the following variables in our Monte Carlo simulations:

•	Expected Volatility 44% - 62%

•	Risk Free Rate 2.80% - 2.83%

•	Cost of Equity 16.50% - 16.60%
 In July 2012, we met the criteria to determine the long-term commercial bonus pool that was established by the Compensation Committee in the 2011-2013 Bonus Plan in relation to Trains 1 and 2 of the Sabine Pass Liquefaction Project. In August 2012, the Compensation Committee approved a long-term commercial bonus pool, which consisted of approximately $60 million in cash awards and 10 million restricted shares of common stock to be issued under the 2011 Plan. The first restricted stock award installment vested in August 2012 when Sabine Pass Liquefaction issued its full notice to proceed ("NTP") to Bechtel Oil, Gas and Chemicals, Inc. ("Bechtel") under the lump sum turnkey agreement with respect to Trains 1 and 2 of the Sabine Pass Liquefaction Project. The restricted stock awards vest in five installments as follows:

•	35% when NTP is issued;

•	10% on the first anniversary of the issuance of NTP;

•	15% on the second anniversary of the issuance of NTP;

•	15% on the third anniversary of the issuance of NTP; and

•	25% on the fourth anniversary of the issuance of NTP.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

On December 12, 2012, pursuant to the 2011-2013 Bonus Plan, the Compensation Committee approved a Long-Term Bonus Pool for 2012 for all employees of the Company consisting of a total of 18 million shares of restricted stock. The Long-Term Commercial Bonus Awards for Trains 3 and 4 of the Sabine Pass Liquefaction Project were granted to employees in February 2013 under the 2003 Plan and 2011 Plan. A portion of each employee's Long-Term Commercial Bonus Award for Trains 3 and 4 of the Sabine Pass Liquefaction Project was granted as a milestone award ("Milestone Award"), with vesting of the Milestone Award conditional on certain performance milestones relating to financing and constructing Trains 3 and 4 of the Sabine Pass Liquefaction Project, and a portion was granted as a stock price award ("Stock Price Award"), with vesting of the Stock Price Award conditional on the achievement of minimum average Company stock price hurdles.

On May 22, 2013, the $25 stock price hurdle was achieved. Following certification by a subcommittee of the Compensation Committee, 50% of the Stock Price Awards vested. On December 6, 2013, the $35 stock price hurdle was achieved. Following certification by a subcommittee of the Compensation Committee, the remaining 50% of the Stock Price Awards vested.

On May 28, 2013, the first performance milestone was achieved when Sabine Pass Liquefaction closed the financing for, and issued notice to proceed with construction under, the EPC Contract (Trains 3 and 4), described in Note 16—"Commitment and Contingencies". Following certification of the achievement of the performance milestone by a subcommittee of the Compensation Committee, 30% of the Milestone Awards vested. The remaining Milestone Awards will vest based on the achievement of the following performance milestones:

•	20% upon payment of 60% of the original contract price of the EPC Contract (Trains 3 and 4);

•	20% upon substantial completion, as defined in the EPC Contract (Trains 3 and 4), of Train 4 of the Sabine Pass Liquefaction Project; and

•	30% on the first anniversary of substantial completion of Train 4 of the Sabine Pass Liquefaction Project.
The table below provides a summary of the status of our restricted stock under the 2003 Plan and 2011 Plan as of December 31, 2013 (in thousands except for per share information):

	Non-Vested Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested at January 1, 2013	7,796	$13.27
Granted	18,860	21.89
Vested	(11,416)	19.40
Forfeited	(159)	13.99
Non-vested at December 31, 2013	15,081	$19.40

The weighted average grant date fair values per share of restricted stock granted during the years ended December 31, 2013, 2012 and 2011 were $21.89, $14.06, and $7.72, respectively. The total grant date fair value per share of shares vested during the years ended December 31, 2013, 2012 and 2011 were $19.40, $12.76 and $7.26, respectively.

Phantom Stock

On February 25, 2009, the Compensation Committee made phantom stock grants of 5,545,000 shares pursuant to the 2003 Plan to all Cheniere executives, designated employees and one consultant. On June 12, 2009, the Compensation Committee made additional phantom stock grants of 800,000 shares to our Chief Executive Officer pursuant to the approval from our stockholders to increase the maximum number of shares granted to any one individual under the 2003 Plan during a calendar year from 1.0 million shares to 3.0 million shares. The shares were awarded under a time based plan and a performance based plan. The time based plan included an aggregate of 1,565,000 shares of phantom stock and provided for a three-year graded vesting schedule. The shares awarded under the time based plan vested equally on each of December 15, 2009, 2010 and 2011. The performance based plan included an aggregate of 4,780,000 shares of phantom stock with each grant divided into three equal parts providing

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

incentive compensation based on separate vesting terms. Vested shares of phantom stock were settled in cash or in shares of common stock, as determined by the Compensation Committee. In June 2009, we obtained approval from our stockholders to increase the number of shares of common stock available for issuance under the 2003 Plan from 11.0 million common shares to 21.0 million shares of common stock, which provided the requisite shares of common stock needed to satisfy vested phantom stock.  We transferred the fair valued compensation liability associated with these phantom stock grants into additional paid-in capital.  Using a Monte Carlo simulation, fair values were calculated as of June 12, 2009 for the time and performance based plans.  For the years ended December 31, 2013, 2012 and 2011, a total of zero, zero and $12.2 million was recognized as compensation expense relating to the vesting of time and performance based phantom stock grants. There was no unrecognized compensation cost at December 31, 2013 relating to non-vested phantom stock.

For the years ended December 31, 2013, 2012 and 2011, we issued zero shares, zero shares and 5,262,000 shares, respectively, of phantom stock awards to our executives and certain officers.

Stock Options

We estimate the fair value of stock options at the date of grant using a Black-Scholes valuation model. The risk-free rate is based on the U.S. Treasury securities yield curve in effect at the time of grant. The expected term (estimated period of time outstanding) of stock options granted is based on the "simplified" method of estimating the expected term for "plain vanilla" stock options, and varies based on the vesting period and contractual term of the stock option. Expected volatility for stock options granted is based on an equally weighted average of the implied volatility of exchange traded stock options on our common stock expiring more than one year from the measurement date, and historical volatility of our common stock for a period equal to the stock option's expected life. We have not declared dividends on our common stock. We did not issue any options to purchase shares of our common stock during the year ended December 31, 2013.

The table below provides a summary of option activity under the 1997 Plan, 2003 Plan and 2011 Plan as of December 31, 2013:

	Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)				(in thousands)
Outstanding at January 1, 2013	638	$29.08		2.27
Granted	—	—
Exercised	(155)	23.81
Forfeited or Expired	(3)	37.80
Outstanding at December 31, 2013	480	$30.73	—	1.32	$5,947
Exercisable at December 31, 2013	480	$30.73		1.32	$5,947

The weighted average grant-date fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was zero. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $2.0 million, $0.7 million and zero, respectively.

We received $3.7 million, $0.8 million and zero proceeds from the exercise of stock options in the years ended December 31, 2013, 2012 and 2011, respectively.

401(k) Plan

In 2005, we established a defined contribution pension plan ("401(k) Plan"). The 401(k) Plan allows eligible employees to contribute up to 100% of their compensation up to the IRS maximum. We match each employee's salary deferrals (contributions) up to six percent of compensation and may make additional contributions at our discretion. Effective January 1, 2007, employees are immediately vested in the contributions made by us. Our contributions to the 401(k) Plan were $2.3 million, $1.4 million and $1.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. We have made no discretionary contributions to the 401(k) Plan to date.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

NOTE 15—LEASES

During the years ended December 31, 2013, 2012 and 2011, we recognized rental expense for all operating leases of $13.9 million, $12.9 million and $11.5 million, respectively.

Future Annual Minimum Lease Payments

Future annual minimum lease payments, excluding inflationary adjustments, are as follows (in thousands):

Years Ending December 31,	Operating Leases (2)
2014	$15,281
2015	35,538
2016	97,224
2017	116,594
2018	102,749
Thereafter (1)	628,047
Total	$995,433

(1)	Includes certain lease option renewals as they are reasonably assured.

(2)
Operating leases primarily relate to LNG vessel time charters, land site and tug leases. Lease payments for Sabine Pass LNG's tug boat lease represent its lease payment obligation and do not take into account the payments Sabine Pass LNG will receive from third-party TUA customers that effectively offset $75.0 million, or two-thirds, of Sabine Pass LNG's lease payment obligations, as discussed below.

Tug Boat Agreements

Sabine Pass Tug Services, LLC ("Tug Services"), Cheniere Partners' wholly owned subsidiary, entered into a Marine Services Agreement (the "Tug Agreement") for the use of tug boats and marine services for the Sabine Pass LNG terminal. The term of the Tug Agreement commenced in January 2008 for a period of ten years, with an option to renew two additional, consecutive terms of five years each. In accordance with accounting literature on how to determine whether an arrangement contains a lease, we determined that the Tug Agreement contains a lease for the tugs specified in the Tug Agreement. In addition, we concluded that the tug boat lease contained in the Tug Agreement is an operating lease, and as such, the equipment component of the Tug Agreement is charged to expense over the term of the Tug Agreement as it becomes payable.

In the second quarter of 2009, Tug Services entered into a Tug Sharing Agreement with Sabine Pass LNG's three TUA customers to provide their LNG cargo vessels with tug boat and marine services at the Sabine Pass LNG terminal and effectively offset the cost of the tug boat lease. The Tug Sharing Agreement provides for each of our customers to pay Tug Services an annual service fee.

Land Site Leases

We recognized $2.7 million, $2.3 million and $1.8 million of LNG terminal operating expense on our Consolidated Statements of Operations in 2013, 2012 and 2011, respectively, under the following land site leases:

In January 2005, Sabine Pass LNG exercised its options and entered into three land leases for the site of the Sabine Pass LNG terminal. The leases have an initial term of 30 years, with options to renew for six 10-year extensions with similar terms as the initial term. In February 2005, two of the three leases were amended, thereby increasing the total acreage under lease to 853 acres and increasing the annual lease payments to $1.5 million.  In July 2012, Sabine Pass LNG entered into an additional land lease, thereby increasing the total acreage under lease to 883 acres.  The annual lease payments are adjusted for inflation every five years based on a consumer price index, as defined in the lease agreements.

In November 2011, Sabine Pass Liquefaction entered into a land lease of 80.7 acres to be used as the laydown area during the construction of the Sabine Pass Liquefaction Project. The annual lease payment is $138,000. The lease has an initial term of five years, with options to renew for five 1-year extensions with similar terms as the initial term. In December 2011, Sabine Pass

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Liquefaction entered into a land lease of 80.6 acres to be used for the site of the Sabine Pass Liquefaction Project. The annual lease payment is $257,800. The lease has an initial term of 30 years, with options to renew for six 10-year extensions with similar terms as the initial term. The annual lease payment is adjusted for inflation every 5 years based on a consumer price index, as defined in the lease agreement.

In January 2013, Corpus Christi Liquefaction entered into a land lease of 110 acres to be used as the laydown area during the construction of the Corpus Christi Liquefaction Project. The annual lease payment is $626,000. The lease has an initial term of one year, eleven months, with an option to renew for an additional period of four years, eleven months with similar terms as the initial term.

LNG Vessel Time Charters

In June 2013, Cheniere Marketing entered into three LNG vessel leases with subsidiaries of two ship owners, Dynagas, Ltd. and Teekay LNG Operating LLC, for the purpose of securing shipping capacity for its SPA with Sabine Pass Liquefaction. The annual lease payments for the leases are approximately $92.0 million. The leases have an initial term of 5 years with the option to renew the lease with Dynagas, Ltd. for a 2-year extension with similar terms as the initial term. Cheniere Marketing expects to receive delivery of the vessel leased from Dynagas, Ltd. in June 2015 and the vessels leased from Teekay LNG Operating LLC in January 2016 and June 2016, respectively.

NOTE 16—COMMITMENTS AND CONTINGENCIES

LNG Terminal Commitments and Contingencies

Obligations under LNG TUAs

Sabine Pass LNG has entered into third-party TUAs with Total and Chevron to provide berthing for LNG vessels and for the unloading, storage and regasification of LNG at the Sabine Pass LNG terminal.

Obligations under Bechtel EPC Contracts

Sabine Pass Liquefaction has entered into lump sum turnkey contracts for the engineering, procurement and construction ("EPC") of Train 1 and Train 2 (the "EPC Contract (Trains 1 and 2)") and Trains 3 and Train 4 (the "EPC Contract (Trains 3 and 4)") with Bechtel in November 2011 and December 2012, respectively.

The EPC Contract (Trains 1 and 2) provides that Sabine Pass Liquefaction will pay Bechtel a contract price of $3.9 billion, which is subject to adjustment by change order.  Sabine Pass Liquefaction has the right to terminate the EPC Contract (Trains 1 and 2) for its convenience, in which case Bechtel will be paid (i) the portion of the contract price for the work performed, (ii) costs reasonably incurred by Bechtel on account of such termination and demobilization, and (iii) a lump sum of up to $30.0 million depending on the termination date.

The EPC Contract (Trains 3 and 4) provides for (i) the procurement, engineering, design, installation, training, commissioning and placing into service of Trains 3 and 4 of the Sabine Pass Liquefaction Project and related facilities and (ii) certain modifications and improvements to Train 1, Train 2 and the Sabine Pass LNG terminal. The EPC Contract (Trains 3 and 4) provides that Sabine Pass Liquefaction will pay Bechtel a contract price of $3.8 billion, which is subject to adjustment by change order. Sabine Pass Liquefaction has the right to terminate the EPC Contract (Trains 3 and 4) for its convenience, in which case Bechtel will be paid (i) the portion of the contract price for the work performed, (ii) costs reasonably incurred by Bechtel on account of such termination and demobilization, and (iii) a lump sum of up to $30.0 million depending on the termination date.

In December 2013, Corpus Christi Liquefaction entered into lump sum turnkey contracts for the engineering, procurement and construction of Trains and related facilities for the Corpus Christi Liquefaction Project. The Corpus Christi Liquefaction stage 1 EPC contract (the "Stage 1 EPC Contract") with Bechtel includes two Trains, two tanks, one complete berth and a second partial berth. The Corpus Christi Liquefaction stage 2 EPC contract (the "Stage 2 EPC Contract") with Bechtel includes one Train, one additional tank and completion of the second berth. The contract price of the Stage 1 EPC Contract is approximately $7.1 billion, and the contract price for the Stage 2 EPC Contract is approximately $2.4 billion. Corpus Christi Liquefaction has the right to terminate each of these EPC contracts for its convenience, in which case Bechtel will be paid costs reasonably incurred by Bechtel

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

on account of such termination and demobilization. In addition upon termination Bechtel will be paid the portion of the contract price for the work performed and a lump sum of between $1.0 million and $2.5 million depending on the termination date if such EPC contract is terminated prior to issuance of the notice to proceed and up to $30.0 million depending on the termination date if such EPC contract is terminated after issuance of the notice to proceed.

Obligations under SPAs

Sabine Pass Liquefaction has entered into third party SPAs with four customers which obligates Sabine Pass Liquefaction to purchase natural gas in sufficient quantities, liquefy the natural gas purchased, and deliver 834.0 million MMBtu per year of LNG to the customers' vessels, subject to completion of construction of each of the first four Trains of the Sabine Pass Liquefaction Project as specified in the customers' SPAs. In addition, Sabine Pass Liquefaction has entered into third party SPAs with two customers to purchase natural gas in sufficient quantities, liquefy the natural gas purchased, and deliver 196.0 million MMBtu per year of LNG to the customers' vessels, subject to completion of regulatory approvals, securing adequate financing, reaching a positive final investment decision to construct the relevant infrastructure, and construction of the fifth Train of the Sabine Pass Liquefaction Project.

Corpus Christi Liquefaction has entered into a third party SPA which obligates Corpus Christi Liquefaction to purchase natural gas in sufficient quantities, liquefy the natural gas purchased, and deliver 39.68 million MMBtu per year of LNG to the customer's vessels, subject to completion of regulatory approvals, securing adequate financing, reaching a final investment decision to construct the relevant infrastructure, and construction of the first Train at the Corpus Christi Liquefaction Project.

Restricted Net Assets

At December 31, 2013, our restricted net assets of consolidated subsidiaries were approximately $2,660 million.

Other Commitments

In the ordinary course of business, we have issued surety bonds related to our offshore oil and gas operations and entered into certain multi-year licensing and service agreements, none of which are considered material to our financial position.

Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of December 31, 2013, there were no threatened or pending legal matters that would have a material impact on our consolidated results of operations, financial position or cash flows.

NOTE 17—BUSINESS SEGMENT INFORMATION

We have two operating business segments: LNG terminal business and LNG and natural gas marketing business. We determine our reporting units by identifying each unit that engaged in business activities from which it may earn revenues and incur expenses, had operating results regularly reviewed by the entities' chief operating decision maker for purposes of resource allocation and performance assessment, and had discrete financial information.

We own and operate the Sabine Pass LNG terminal located on the Sabine Pass shipping channel in Louisiana through our ownership interest in and management agreements with Cheniere Partners. We own 100% of the general partner interest in Cheniere Partners and 84.5% of Cheniere Holdings, which owns a 55.9% limited partner interest in Cheniere Partners. We own two other LNG terminals that are in various stages of development at the following locations: Corpus Christi LNG, 100% owned, near Corpus Christi, Texas; and Creole Trail LNG, 100% owned, at the mouth of the Calcasieu Channel in central Cameron Parish, Louisiana. The Sabine Pass LNG terminal includes existing infrastructure of five LNG storage tanks with capacity of approximately 16.9 Bcfe, two docks that can accommodate vessels with capacity of up to 265,000 cubic meters, vaporizers with regasification capacity of approximately 4.0 Bcf/d and pipeline facilities interconnecting the Sabine Pass LNG terminal with a number of large interstate pipelines. Cheniere Partners is developing and constructing the Sabine Pass Liquefaction Project at the Sabine Pass LNG terminal adjacent to the existing regasification facilities.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Our LNG and natural gas marketing business segment consists of Cheniere Marketing marketing LNG and natural gas on its own behalf and assisting Cheniere Investments in an effort to utilize the receiving capacity held at the Sabine Pass LNG terminal.

The following table summarizes revenues, net income (loss) from operations and total assets for each of our operating segments (in thousands):

	Segments
	LNG Terminal	LNG & Natural Gas Marketing	Corporate and Other (1)	Total Consolidation
As of or for the Year Ended December 31, 2013
Revenues (losses) (2)	$268,392	$45,291	$(46,470)	$267,213
Intersegment revenues (losses) (3) (4)	2,983	45,049	(48,032)	—
Depreciation, depletion and amortization	58,099	941	2,169	61,209
Non-cash compensation	29,805	46,293	207,783	283,881
Loss from operations	(121,698)	(47,966)	(159,322)	(328,986)
Interest expense, net	(182,003)	—	3,603	(178,400)
Loss before income taxes and non-controlling interest (5)	(350,734)	(48,851)	(154,838)	(554,423)
Goodwill	76,819	—	—	76,819
Total assets	8,663,795	62,327	947,115	9,673,237
Expenditures for additions to long-lived assets	3,222,454	39	9,778	3,232,271

As of or for the Year Ended December 31, 2012
Revenues (losses)	$274,037	$4,182	$(11,999)	$266,220
Intersegment revenues (losses) (3) (4)	8,137	5,354	(13,491)	—
Depreciation, depletion and amortization	62,547	2,067	1,793	66,407
Non-cash compensation	7,539	11,485	42,023	61,047
Income (loss) from operations	5,176	(35,988)	(45,020)	(75,832)
Interest expense, net	(218,143)	12	17,320	(200,811)
Loss before income taxes and non-controlling interest (5)	(255,000)	(36,022)	(54,615)	(345,637)
Goodwill	76,819	—	—	76,819
Total assets	4,411,396	62,797	164,892	4,639,085
Expenditures for additions to long-lived assets	1,233,577	(374)	1,512	1,234,715

As of or for the Year Ended December 31, 2011
Revenues	$274,322	$13,554	$2,568	$290,444
Intersegment revenues (losses)	14,655	(13,731)	(924)	—
Depreciation, depletion and amortization	60,062	1,105	2,238	63,405
Non-cash compensation	2,646	9,258	14,460	26,364
Income (loss) from operations	119,337	(28,380)	(32,811)	58,146
Interest expense, net	(219,323)	—	(40,070)	(259,393)
Loss before income taxes and non-controlling interest (5)	(102,215)	(28,287)	(72,676)	(203,178)
Goodwill	76,819	—	—	76,819
Total assets	2,413,284	67,792	434,249	2,915,325
Expenditures for additions to long-lived assets	9,875	16	732	10,623

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(3)
Intersegment revenues related to our LNG terminal segment are primarily from tug revenues from Cheniere Marketing and the receipt of 80% of gross margins earned by Cheniere Marketing in an effort to utilize the reserved capacity at the Sabine Pass LNG terminal of Cheniere Investments under its terminal use rights assignment and agreement ("TURA") pursuant to which Cheniere Investments has the right to use Sabine Pass Liquefaction's reserved capacity at the Sabine Pass LNG terminal under Sabine Pass Liquefaction's TUA in the year ended December 31, 2013 and 2012. These LNG terminal segment intersegment revenues are eliminated with intersegment expenses in our Consolidated Statements of Operations.

(4)
Intersegment revenues (losses) related to our LNG and natural gas marketing segment are primarily from Cheniere Marketing's tug costs and the payment of 80% of gross margins earned by Cheniere Marketing in an effort to utilize the reserved capacity at the Sabine Pass LNG terminal of Cheniere Investments under its TURA in the year ended December 31, 2013 and 2012. These LNG terminal segment intersegment costs are eliminated with intersegment revenues in our Consolidated Statements of Operations.

(5)
Items to reconcile loss from operations and income (loss) before income taxes and non-controlling interest include consolidated other income (expense) amounts as presented on the statement of operations primarily related to our LNG terminal segment and intercompany debt extinguishments that are eliminated in consolidation.

NOTE 18—SUPPLEMENTAL CASH FLOW INFORMATION AND DISCLOSURES OF NON-CASH TRANSACTIONS

The following table provides supplemental disclosure of cash flow information (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cash paid during the year for interest, net of amounts capitalized and deferred	$120,908	$200,323	$190,849
LNG terminal costs funded with accounts payable and accrued liabilities	154,517	99,751	—

CHENIERE ENERGY, INC. AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
SUMMARIZED QUARTERLY FINANCIAL DATA
(unaudited)

 Quarterly Financial Data—(in thousands, except per share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2013:
Revenues	$65,906	$67,177	$67,710	$66,420
Income (loss) from operations	(67,454)	(136,278)	(45,876)	(79,379)
Net loss	(124,629)	(163,904)	(122,483)	(147,747)
Net loss attributable to common stockholders	(117,105)	(154,764)	(100,824)	(135,229)
Net loss per share—basic and diluted (1)	(0.54)	(0.71)	(0.46)	(0.61)

Year ended December 31, 2012:
Revenues	$70,474	$62,328	$65,998	$67,420
Income from operations	721	(6,121)	(54,517)	(15,915)
Net loss	(58,853)	(76,003)	(111,876)	(98,909)
Net loss attributable to common stockholders	(56,415)	(73,040)	(109,001)	(94,324)
Net loss per share—basic and diluted (1)	(0.43)	(0.43)	(0.52)	(0.44)

(1)
The sum of the quarterly net loss per share—basic and diluted may not equal the full year amount as the computations of the weighted average common shares outstanding for basic and diluted shares outstanding for each quarter and the full year are performed independently.

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

Based on their evaluation as of the end of the fiscal year ended December 31, 2013, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are (i) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Our Management's Report on Internal Control Over Financial Reporting is included in our Consolidated Financial Statements on page 52 and is incorporated herein by reference.

ITEM 9B. OTHER INFORMATION

Compliance Disclosure
Pursuant to Section 13(r) of the Exchange Act, if during the fiscal year ended December 31, 2013, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Annual Report on Form 10-K as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 ("ITRA"). During the fiscal year ended December 31, 2013, we did not engage in any transactions with Iran or with persons or entities related to Iran.
Blackstone CQP Holdco LP, an affiliate of The Blackstone Group L.P. ("Blackstone"), is a holder of approximately 29% of the outstanding equity interests of Cheniere Partners and has three representatives on the Board of Directors of Cheniere Partners' general partner. Accordingly, Blackstone may be deemed an "affiliate" of Cheniere Partners, as that term is defined in Exchange Act Rule 12b-2. We have received notice from Blackstone that it may include in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 disclosures pursuant to ITRA regarding one of its portfolio companies that may be deemed to be an affiliate of Blackstone. Because of the broad definition of "affiliate" in Exchange Act Rule 12b-2, this portfolio company of Blackstone, through Blackstone's ownership of Cheniere Partners, may also be deemed to be an affiliate of ours.
We have received notice from Blackstone that Travelport Limited ("Travelport") has engaged in the following activities: as part of its global business in the travel industry, Travelport provides certain passenger travel-related GDS and airline IT services to Iran Air and airline IT services to Iran Air Tours. The gross revenues and net profits attributable to such activities during the quarter ended December 31, 2013 have not been reported by Travelport. Blackstone has informed us that Travelport intends to continue these business activities with Iran Air and Iran Air Tours as such activities are either exempt from applicable sanctions prohibitions or specifically licensed by OFAC.

In our Form 10-Q reports for the quarterly periods ended on March 31, 2013, June 30, 2013 and September 30, 2013, we disclosed, under "Item 5. Other Information--Compliance Disclosure" in each such report, as amended, activities as required by Section 13(r) of the Exchange Act as transactions or dealings with the government of Iran that have not been specifically authorized by a U.S. federal department or agency. Such disclosures are incorporated herein by reference.
PART III

Pursuant to paragraph 3 of General Instruction G to Form 10-K, the information required by Items 10 through 14 of Part III of this Report is incorporated by reference from Cheniere's definitive proxy statement, which is to be filed pursuant to Regulation 14A within 120 days after the end of Cheniere's fiscal year ended December 31, 2013.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Schedules and Exhibits

(1)	Financial Statements—Cheniere Energy, Inc. and Subsidiaries:

(2)	Financial Statement Schedules:

Schedule I—Condensed Financial Information of Registrant for the years ended December 31, 2013, 2012 and 2011	104

(3)	Exhibits:

Exhibit No.	Description
2.1*
Amended and Restated Purchase and Sale Agreement, dated as of August 9, 2012, by and among Cheniere Energy Partners, L.P., Cheniere Pipeline Company, Grand Cheniere Pipeline, LLC and Cheniere Energy, Inc. (Incorporated by reference to Exhibit 10.2 to Cheniere Partners' Current Report on Form 8-K (SEC File No. 001-33366), filed on August 9, 2012)

3.1*
Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004 (SEC File No. 001-16383), filed on August 10, 2004)

3.2*
Certificate of Amendment of Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on February 8, 2005)

3.3*
Certificate of Amendment of Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (SEC File No. 333-160017), filed on June 16, 2009)

3.4*
Certificate of Amendment of Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on June 7, 2012)

3.5*
Certificate of Amendment of Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on 8-K (SEC File No. 001-16383), filed on February 5, 2013)

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

4.4*
Indenture, dated as of October 16, 2012, by and among Sabine Pass LNG, L.P., the guarantors that may become party thereto from time to time and The Bank of New York Mellon, as trustee. (Incorporated by reference to Exhibit 4.1 to Sabine Pass LNG L.P.'s Current Report on Form 8-K (SEC File No. 001-138916), filed on October 19, 2012)

4.5*	Form of 6.5% Senior Secured Note due 2020. (Included as Exhibit A1 to Exhibit 4.4 above)

4.6*
Indenture, dated as of February 1, 2013, by and among Sabine Pass Liquefaction, LLC, the guarantors that may become party thereto from time to time and The Bank of New York Mellon, as trustee. (Incorporated by reference to Exhibit 4.1 to Cheniere Partners' Current Report on Form 8-K (SEC File No. 001-33363), filed on February 4, 2013)

4.7*
First Supplemental Indenture, dated as of April 16, 2013, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1.1 to Cheniere Partners' Current Report on Form 8-K (SEC File No. 1-33366), filed on April 16, 2013)

4.8*
Second Supplemental Indenture, dated as of April 16, 2013, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1.2 to Cheniere Partners' Current Report on Form 8-K (SEC File No. 1-33366), filed on April 16, 2013)

4.9*
Third Supplemental Indenture, dated as of November 25, 2013, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1 to Cheniere Partners' Current Report on Form 8-K (SEC File No. 1-33366), filed on November 25, 2013)

4.10*	Form of 5.625% Senior Secured Note due 2021 (Included as Exhibit A-1 to Exhibit 4.6 above)

4.11*	Form of 6.25% Senior Secured Note due 2022 (Included as Exhibit A-1 to Exhibit 4.9 above)

4.12*	Form of 5.625% Senior Secured Note due 2023 (Included as Exhibit A-1 to Exhibit 4.8 above)

10.1*
Amended and Restated Limited Liability Company Agreement of Cheniere Energy Partners LP Holdings, LLC, dated December 13, 2013 (Incorporated by reference to Exhibit 3.1 to Cheniere Energy Partners LP Holdings, LLC's Current Report on Form 8-K (SEC File No. 001-36234), filed on December 18, 2013)

10.2*
Third Amended and Restated Agreement of Limited Partnership of Cheniere Energy Partners, L.P., dated August 9, 2012 (Incorporated by reference to Exhibit 3.1 to Cheniere Energy Partners, L.P.'s Current Report on Form 8-K (SEC File No. 001-33366), filed on August 9, 2012)

10.3*
Amended and Restated Limited Liability Company Agreement of Cheniere GP Holding Company, LLC, dated December 13, 2013 (Incorporated by reference to Exhibit 10.3 to Cheniere Energy Partners LP Holdings, LLC's Current Report on Form 8-K (SEC File No. 001-36234), filed on December 18, 2013)

10.4*
LNG Terminal Use Agreement, dated September 2, 2004, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.5*
Amendment of LNG Terminal Use Agreement, dated January 24, 2005, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K (SEC File No. 001-16383), filed on March 10, 2005)

10.6*
Amendment of LNG Terminal Use Agreement, dated June 15, 2010, by and between Total Gas & Power North America, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 6, 2010)

10.7*
Letter Agreement, dated September 11, 2012, between Total Gas & Power North America, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.1 to Cheniere Partners' Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.8*
Omnibus Agreement, dated September 2, 2004, by and between Total LNG USA, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.9*
Guaranty, dated as of November 9, 2004, by Total S.A. in favor of Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001 16383), filed on November 15, 2004)

10.10*
LNG Terminal Use Agreement, dated November 8, 2004, between Chevron U.S.A. Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.11*
Amendment to LNG Terminal Use Agreement, dated December 1, 2005, by and between Chevron U.S.A. Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.28 to Sabine Pass LNG, L.P.'s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

10.12*
Amendment of LNG Terminal Use Agreement, dated June 16, 2010, by and between Chevron U.S.A. Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 6, 2010)

10.13*
Omnibus Agreement, dated November 8, 2004, between Chevron U.S.A. Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 15, 2004)

10.14*
Guaranty Agreement, dated as of December 15, 2004, from ChevronTexaco Corporation to Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.12 to Sabine Pass LNG, L.P.'s Registration Statement on Form S-4 (SEC File No. 333-138916), filed on November 22, 2006)

10.15*
Second Amended and Restated Terminal Use Agreement, dated as of July 31, 2012, between Sabine Pass LNG, L.P. and Sabine Pass Liquefaction, LLC (Incorporated by reference to Exhibit 10.1 to Sabine Pass LNG, L.P.'s Current Report on Form 8-K (SEC File No. 333-138916), filed on August 6, 2012)

10.16*
Letter Agreement, dated May 28, 2013, by and between Sabine Pass LNG, L.P. and Sabine Pass Liquefaction, LLC (Incorporated by reference to Exhibit 10.1 to Sabine Pass LNG, L.P.'s Quarterly Report on Form 10-Q (SEC File No. 333-138916), filed on August 2, 2013)

10.17*
Guarantee Agreement, dated as of July 31, 2012, by Cheniere Partners in favor of Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.2 to Sabine Pass LNG, L.P.'s Current Report on Form 8-K (SEC File No. 333-138916), filed on August 6, 2012)

10.18*
Cooperative Endeavor Agreement & Payment in Lieu of Tax Agreement, dated October 23, 2007 (Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 6, 2007)

10.19*
Amended and Restated LNG Sale and Purchase Agreement (FOB), dated January 25, 2012, between Sabine Pass Liquefaction, LLC (Seller) and BG Gulf Coast LNG, LLC (Buyer) (Incorporated by reference to Exhibit 10.1 to Cheniere Partners' Current Report on Form 8-K (SEC File No. 001-33366), filed on January 26, 2012)

10.20*
LNG Sale and Purchase Agreement (FOB), dated November 21, 2011, between Sabine Pass Liquefaction, LLC (Seller) and Gas Natural Aprovisionamientos SDG S.A. (Buyer) (Incorporated by reference to Exhibit 10.1 to Cheniere Partners' Current Report on Form 8-K (SEC File No. 001-33366), filed on November 21, 2011)

10.21*
Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated April 3, 2013, between Sabine Pass Liquefaction, LLC (Seller) and Gas Natural Aprovisionamientos SDG S.A. (Buyer) (Incorporated by reference to Exhibit 10.1 to Cheniere Partners' Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on May 3, 2013)

10.22*
LNG Sale and Purchase Agreement (FOB), dated December 11, 2011, between Sabine Pass Liquefaction, LLC (Seller) and GAIL (India) Limited (Buyer) (Incorporated by reference to Exhibit 10.1 to Cheniere Partners' Current Report on Form 8-K (SEC File No. 001-33366), filed on December 12, 2011)

10.23*
Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated February 18, 2013, between Sabine Pass Liquefaction, LLC (Seller) and GAIL (India) Limited (Buyer) (Incorporated by reference to Exhibit 10.18 to Cheniere Partners' Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 22, 2013)

10.24*
LNG Sale and Purchase Agreement (FOB), dated January 30, 2012, between Sabine Pass Liquefaction, LLC (Seller) and Korea Gas Corporation (Buyer) (Incorporated by reference to Exhibit 10.1 to Cheniere Partners' Current Report on Form 8-K (SEC File No. 001-33366), filed on January 30, 2012)

10.25*
Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated February 18, 2013, between Sabine Pass Liquefaction, LLC (Seller) and Korea Gas Corporation (Buyer) (Incorporated by reference to Exhibit 10.19 to Cheniere Partners' Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 22, 2013)

10.26*
LNG Sale and Purchase Agreement (FOB), dated May 14, 2012, by and between Sabine Pass Liquefaction, LLC and Cheniere Marketing, LLC (Incorporated by reference to Exhibit 10.7 to Cheniere Partners' Current Report on Form 8-K (SEC File No. 001-33366), filed on May 15, 2012)

10.27*
LNG Sale and Purchase Agreement (FOB), dated December 14, 2012, between Sabine Pass Liquefaction, LLC (Seller) and Total Gas & Power North America, Inc. (Buyer) (Incorporated by reference to Exhibit 10.1 to Cheniere Partners' Current Report on Form 8-K (SEC File No. 001-33366), filed on December 17, 2012)

10.28*
LNG Sale and Purchase Agreement (FOB), dated March 22, 2013, between Sabine Pass Liquefaction, LLC (Seller) and Centrica plc (Buyer) (Incorporated by reference to Exhibit 10.1 to Cheniere Partners' Current Report on Form 8-K (SEC File No. 001-33366), filed on March 25, 2013)

10.29*
LNG Sale and Purchase Agreement (FOB), dated December 4, 2013, between Corpus Christi Liquefaction, LLC (Seller) and PT PERTAMINA (PERSERO) (Buyer) (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on December 5, 2013)

10.30*
Omnibus Agreement, dated December 4, 2013, among Cheniere Energy, Inc., Corpus Christi Liquefaction, LLC and PT PERTAMINA (PERSERO) (Incorporated by reference to Exhibit 10.2 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on December 5, 2013)

10.31*
Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc. (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 to Cheniere Partners' Current Report on Form 8-K (SEC File No. 001-33366), filed on November 14, 2011)

10.32*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-0001 EPC Terms and Conditions, dated May 1, 2012, (ii) the Change Order CO-0002 Heavies Removal Unit, dated May 23, 2012, (iii) the Change Order CO-0003 LNTP, dated June 6, 2012, (iv) the Change Order CO-0004 Addition of Inlet Air Humidification, dated July 10, 2012, (v) the Change Order CO-0005 Replace Natural Gas Generators with Diesel Generators, dated July 10, 2012, (vi) the Change Order CO-0006 Flange Reduction and Valve Positioners, dated June 20, 2012, and (vii) the Change Order CO-0007 Relocation of Temporary Facilities, Power Poles Relocation Reimbursement, and Duck Blind Road Improvement Reimbursement, dated July 13, 2012 (Incorporated by reference to Exhibit 10.1 to Cheniere Partners' Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on August 3, 2012)

10.33*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-0008 Delay in Full Placement of Insurance, dated July 27, 2012, (ii) the Change Order CO-0009 HAZOP Action Items, dated July 31, 2012, (iii) the Change Order CO-0010 Fuel Provisional Sum, dated August 8, 2012, (iv) the Change Order CO-0011 Currency Provisional Sum, dated August 8, 2012, (v) the Change Order CO-0012 Delay in NTP, dated August 8, 2012, and (vi) the Change Order CO-0013 Early EPC Work Credit, dated August 29, 2012 (Incorporated by reference to Exhibit 10.2 to Cheniere Partners' Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 2, 2012)

10.34*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-0014 Bundle of Changes, dated September 5, 2012, (ii) the Change Order CO-0015 Static Mixer, Air Cooler Walkways, etc., dated November 8, 2012, (iii) the Change Order CO-0016 Delay in Full Placement of Insurance, dated October 29, 2012, (iv) the Change Order CO-0017 Condensate Header, dated December 3, 2012 and (v) the Change Order CO-0018 Increase in Power Requirements, dated January 17, 2013 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.26 to Cheniere Partners' Annual Report on Form 10-K (SEC File No. 001-33366), filed on February 22, 2013)

10.35*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-0019 Delete Tank 6 Scope of Work, dated February 27, 2013 and (ii) the Change Order CO-0020 Modification to Builder's Risk Insurance Sum Insured Value, dated March 14, 2013 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.2 to Cheniere Partners' Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on May 3, 2013)

10.36*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-0021 Increase to Insurance Provisional Sum, dated April 17, 2013, (ii) the Change Order CO-0022 Removal of LNG Static Mixer Scope, dated May 8, 2013, (iii) the Change Order CO-0023 Revised LNG Rundown Line, dated May 30, 2013, (iv) the Change Order CO-0024 Reroute Condensate Header, Substation HVAC Stacks, Inlet Metering Station Pile Driving, dated June 11, 2013 and (v) the Change Order CO-0025 Feed Gas Connection Modifications, dated June 11, 2013 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.45 to Cheniere Energy Partners LP Holdings, LLC's Registration Statement on Form S-1 (SEC File No. 333-191298), filed on October 18, 2013)

10.37*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00026 Bundle of Changes, dated June 28, 2013, (ii) the Change Order CO-00027 16" Water Pumps, dated July 12, 2013, (iii) the Change Order CO-00028 HRU Operability, dated July 26, 2013, (iv) the Change Order CO-00029 Belleville Washers, dated August 14, 2013 and (v) the Change Order CO-0030 Soils Preparation Provisional Sum Transfer dated August 29, 2013 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 to Cheniere Energy Partners, L.P.'s Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on November 8, 2013)

10.38*
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-0031 LNG Intank Pump Replacement Scope Reduction/OSBL Additional Piling for the Cathodic Protection Rectifier Platform and Drum Storage Shelter dated October 15, 2013 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.35 to Sabine Pass Liquefaction, LLC's Registration Statement on Form S-4 (SEC File No. 333-138916), filed on January 28, 2014)

10.39*
Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated December 20, 2012, by and between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc. (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to the SEC's grant of a confidential treatment request.) (Incorporated by reference to Exhibit 10.1 to Cheniere Partners' Current Report on Form 8-K (SEC File No. 001-33366), filed on December 27, 2012)

10.40*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-0001 Electrical Station HVAC Stacks, dated June 4, 2013, (ii) the Change Order CO-0002 Revised LNG Rundown Line, dated May 30, 2013, (iii) the Change Order CO-0003 Currency Provisional Sum Closure, dated May 30, 2013 and (iv) the Change Order CO-0004 Fuel Provisional Sum Closure, dated June 4, 2013 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.48 to Cheniere Energy Partners LP Holdings, LLC's Registration Statement on Form S-1 (SEC File No. 333-191298), filed on October 18, 2013)

10.41*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-0005 Credit to EPC Contract Value for TSA Work, dated June 24, 2013, (ii) the Change Order CO-0006 HRU Operability with Lean Gas & Controls Upgrade and Ultrasonic Meter Configuration and Calibration, (iii) the Change Order CO-0007 Additional Belleville Washers, dated August 15, 2013, (iv) the Change Order CO-0008 GTG Switchgear Arrangement/Upgrade Fuel Gas Heater System, dated August 26, 2013, (iv) the Change Order CO-0009 Soils Preparation Provisional Sum Transfer and Closure, dated August 26, 2013 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.49 to Cheniere Energy Partners LP Holdings, LLC's Registration Statement on Form S-1 (SEC File No. 333-191298), filed on October 18, 2013)

10.42*
Fixed Price Separated Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Stage 1 Liquefaction Facility, dated December 6, 2013, by and between Corpus Christi Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc. (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on December 10, 2013)

10.43*
Fixed Price Separated Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Stage 2 Liquefaction Facility, dated December 6, 2013, by and between Corpus Christi Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc. (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.2 to Cheniere Energy, Inc.'s Current Report on Form 8-K (SEC File No. 001-16383), filed on December 10, 2013)

10.44*
LNG Lease Agreement, dated June 24, 2008, between Cheniere Marketing, Inc. and Sabine Pass LNG, L.P. (Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on August 11, 2008)

10.45*
LNG Lease Agreement, dated September 30, 2011, by and between Cheniere Marketing, LLC and Cheniere Energy Investments, LLC (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 7, 2011)

10.46*
Collateral Trust Agreement, dated November 9, 2006, by and among Sabine Pass LNG, L.P., The Bank of New York, as collateral trustee, Sabine Pass LNG-GP, Inc. and Sabine Pass LNG-LP, LLC (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.47*
Amended and Restated Parity Lien Security Agreement, dated November 9, 2006, by and between Sabine Pass LNG, L.P. and The Bank of New York, as collateral trustee (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.48*
Third Amended and Restated Multiple Indebtedness Mortgage, Assignment of Rents and Leases and Security Agreement, dated November 9, 2006, between Sabine Pass LNG, L.P. and The Bank of New York, as collateral trustee (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.49*
Amended and Restated Parity Lien Pledge Agreement, dated November 9, 2006, by and among Sabine Pass LNG, L.P., Sabine Pass LNG-GP, Inc., Sabine Pass LNG-LP, LLC and The Bank of New York, as collateral trustee (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.50*
Security Deposit Agreement, dated November 9, 2006, by and among Sabine Pass LNG, L.P., The Bank of New York, as collateral trustee, and The Bank of New York, as depositary agent (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on November 16, 2006)

10.51*
Amended and Restated Common Terms Agreement, dated as of May 28, 2013, among Sabine Pass Liquefaction, LLC, as borrower, the Secured Debt Holder Group Representatives, Secured Hedge Representatives and Secured Gas Hedge Representatives from time to time party thereto, and Société Générale, as the common security trustee and intercreditor agent (Incorporated by reference to Exhibit 10.5 to Cheniere Energy Partners, L.P.'s Current Report on Form 8-K (SEC File No. 001-33366), filed on May 29, 2013)

10.52*
KEXIM Direct Facility Agreement, dated as of May 28, 2013, among Sabine Pass Liquefaction, LLC, as borrower, KEB NY Financial Corp., as the KEXIM Facility Agent, Société Générale, as the common security trustee, and The Export-Import Bank of Korea (Incorporated by reference to Exhibit 10.2 to Cheniere Energy Partners, L.P.'s Current Report on Form 8-K (SEC File No. 001-33366), filed on May 29, 2013)

10.53*
KEXIM Covered Facility Agreement, dated as of May 28, 2013, among Sabine Pass Liquefaction, LLC, as borrower, KEB NY Financial Corp., as the KEXIM Facility Agent, Société Générale, as the common security trustee, The Export-Import Bank of Korea and the other lenders from time to time party thereto (Incorporated by reference to Exhibit 10.3 to Cheniere Energy Partners, L.P.'s Current Report on Form 8-K (SEC File No. 001-33366), filed on May 29, 2013)

10.54*
KSURE Covered Facility Agreement, dated as of May 28, 2013, among Sabine Pass Liquefaction, LLC, as borrower, The Korea Development Bank, New York Branch, as the KSURE Covered Facility Agent, Société Générale, as the common security trustee, and the lenders from time to time party thereto (Incorporated by reference to Exhibit 10.4 to Cheniere Energy Partners, L.P.'s Current Report on Form 8-K (SEC File No. 001-33366), filed on May 29, 2013)

10.55*
Credit Agreement, dated as of May 28, 2013, among Cheniere Creole Trail Pipeline, L.P., as borrower, the lenders party thereto from time to time, Morgan Stanley Senior Funding, Inc., as administrative agent, The Bank of New York Mellon, as collateral agent, and The Bank of New York Mellon, as depositary bank (Incorporated by reference to Exhibit 10.6 to Cheniere Energy Partners, L.P.'s Current Report on Form 8-K (SEC File No. 001-33366), filed on May 29, 2013)

10.56*
Master Ex-Ship LNG Sales Agreement, dated April 26, 2007, between Cheniere Marketing, Inc. and Gaz de France International Trading S.A.S., including Letter Agreement, dated April 26, 2007, and Specific Order No. 1, dated April 26, 2007 (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 9, 2007)

10.57*
GDF Transatlantic Option Agreement, dated April 26, 2007, between Cheniere Marketing, Inc. and Gaz de France International Trading S.A.S. (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 9, 2007)

10.58*
Unit Purchase Agreement, dated May 14, 2012, by and among Cheniere Energy Partners, L.P., Cheniere Energy, Inc. and Blackstone CQP Holdco LP (Incorporated by reference to Exhibit 10.1 to Cheniere Partners' Current Report on Form 8-K (SEC File No. 001-33366), filed on May 15, 2012)

10.59*
Letter Agreement, dated as of August 9, 2012, among Cheniere Energy, Inc., Cheniere Energy Partners, L.P. and Blackstone CQP Holdco LP (Incorporated by reference to Exhibit 10.1 to Cheniere Partners' Current Report on Form 8-K (SEC File No. 001-33366), filed on August 9, 2012)

10.60*
Class B Unit Purchase Agreement, dated as of May 14, 2012, by and between Cheniere Energy Partners, L.P. and Cheniere LNG Terminals, Inc. (Incorporated by reference to Exhibit 10.2 to Cheniere Partners' Current Report on Form 8-K (SEC File No. 001-33366), filed on May 15, 2012)

10.61*
First Amendment to Class B Unit Purchase Agreement, dated as of August 9, 2012, by and between Cheniere Energy Partners, L.P. and Cheniere Class B Units Holdings, LLC (Incorporated by reference to Exhibit 10.3 to Cheniere Partners' Current Report on Form 8-K (SEC File No. 001-33366), filed on August 9, 2012)

10.62*
Investors' and Registration Rights Agreement, dated as of July 31, 2012, by and among Cheniere Energy, Inc., Cheniere Energy Partners, L.P., Cheniere Energy Partners GP, LLC, Blackstone CQP Holdco LP and the other investors party thereto from time to time (Incorporated by reference to Exhibit 10.1 to Cheniere Partners' Current Report on 8-K (SEC File No. 001-33366), filed on August 6, 2012)

10.63*
Subscription Agreement, dated May 14, 2012, by and between Cheniere Energy Partners, L.P. and Cheniere LNG Terminals, Inc. (Incorporated by reference to Exhibit 10.4 to Cheniere Partners' Current Report on Form 8-K (SEC File No. 001-33366), filed on May 15, 2012)

10.64*
Amended and Restated Credit Agreement (Term Loan A), dated as of May 28, 2013, among Sabine Pass Liquefaction, LLC, as borrower, Société Générale, as the commercial banks facility agent and common security trustee, and the lenders from time to time party thereto (Incorporated by reference to Exhibit 10.1 to Cheniere Energy Partners, L.P.'s Current Report on Form 8-K (SEC File No. 001-33366), filed on May 29, 2013)

10.65*
Registration Rights Agreement, dated April 16, 2013, between Sabine Pass Liquefaction, LLC and Morgan Stanley & Co. LLC (Incorporated by reference to Exhibit 10.1 to Cheniere Partners' Current Report on Form 8-K (SEC File No. 001-33366), filed on April 16, 2013)

10.66*
Registration Rights Agreement, dated February 1, 2013, between Sabine Pass Liquefaction, LLC and Morgan Stanley & Co. LLC. (Incorporated by reference to Exhibit 10.1 to Cheniere Energy Partners, L.P.'s Current Report on Form 8-K (SEC File No. 001-33366), filed on February 4, 2013)

10.67*
Registration Rights Agreement, dated as of November 25, 2013, between Sabine Pass Liquefaction, LLC and Morgan Stanley & Co. LLC (Incorporated by reference to Exhibit 10.1 to Cheniere Partners' Current Report on Form 8-K (SEC File No. 001-33366), filed on November 25, 2013)

10.68*†
Cheniere Energy, Inc. Amended and Restated 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.14 to the Company's Quarterly on Form 10-Q (SEC File No. 000-16383), filed on November 4, 2005)

10.69*†
Form of Amendment to Nonqualified Stock Option Agreement under the Cheniere Energy, Inc. Amended and Restated 1997 Stock Option Plan pursuant to the Nonqualified Stock Option Agreement (Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 7, 2008)

10.70*†
Cheniere Energy, Inc. Amended and Restated 2003 Stock Incentive Plan (Incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 4, 2005)

10.71*†
Addendum to Cheniere Energy, Inc. Amended and Restated 2003 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005 (SEC File No. 001-16383), filed on March 13, 2006)

10.72*†
Amendment No. 1 to Cheniere Energy, Inc. Amended and Restated 2003 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.10 to the Company's Registration Statement on Form S-8 (SEC File No. 333-134886), filed on June 9, 2006)

10.73*†
Amendment No. 2 to Cheniere Energy, Inc. Amended and Restated 2003 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.84 to the Company's Annual Report on Form 10-K (SEC File No. 001-16383), filed on February 27, 2007)

10.74*†
Amendment No. 3 to Cheniere Energy, Inc. Amended and Restated 2003 Stock Incentive Plan (Incorporated by reference to Exhibit A to the Company's Proxy Statement (SEC File No. 001-16383), filed on April 23, 2008)

10.75*†
Amendment No. 4 to the Cheniere Energy, Inc. Amended and Restated 2003 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on June 15, 2009)

10.76*†
Form of Non-Qualified Stock Option Grant for Employees and Consultants (three-year vesting) under the Cheniere Energy, Inc. Amended and Restated 2003 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on January 11, 2007)

10.77*†
Form of Non-Qualified Stock Option Grant for Employees and Consultants (four-year vesting) under the Cheniere Energy, Inc. Amended and Restated 2003 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on January 11, 2007)

10.78*†
Form of Non-Qualified Stock Option Grant for Non-Employee Directors under the Cheniere Energy, Inc. Amended and Restated 2003 Stock Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on January 11, 2007)

10.79*†
Form of Amendment to Non-Qualified Stock Option Grant under the Cheniere Energy, Inc. Amended and Restated 2003 Stock Incentive Plan (Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on November 7, 2008)

10.80*†
Form of Restricted Stock Grant (three-year vesting) under the Cheniere Energy, Inc. Amended and Restated 2003 Stock Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on January 11, 2007)

10.81*†
Form of Restricted Stock Grant (four-year vesting) under the Cheniere Energy, Inc. Amended and Restated 2003 Stock Incentive Plan (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on January 11, 2007)

10.82*†	Form of Restricted Stock Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on June 1, 2007)

10.83*†
Form of Cancellation and Grant of Non-Qualified Stock Options (three-year vesting) under the Cheniere Energy, Inc. 2003 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on August 2, 2005)

10.84*†	Form of Amendment to Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on April 3, 2007)

10.85*†
Form of French Stock Option Grant for Employees and Consultants (four-year vesting) under the Cheniere Energy, Inc. Amended and Restated 2003 Stock Incentive Plan (Incorporated by reference to Exhibit 10.91 to the Company's Annual Report on Form 10-K (SEC File No. 001-16383), filed on February 27, 2007)

10.86*†
Form of French Restricted Shares Grant for Employees, Consultants and Non-Employee Directors (three-year vesting) under the Cheniere Energy, Inc. Amended and Restated 2003 Stock Incentive Plan (Incorporated by reference to Exhibit 10.92 to the Company's Annual Report on Form 10-K (SEC File No. 001-16383), filed on February 27, 2007)

10.87*†
Form of French Restricted Shares Grant for Employees, Consultants and Non-Employee Directors (four-year vesting) under the Cheniere Energy, Inc. Amended and Restated 2003 Stock Incentive Plan (Incorporated by reference to Exhibit 10.93 to the Company's Annual Report on Form 10-K (SEC File No. 001-16383), filed on February 27, 2007)

10.88*†
Indefinite Term Employment Agreement, dated February 20, 2006, between Cheniere International, Inc. and Jean Abiteboul; Letter Agreement, dated February 23, 2006, between Cheniere Energy, Inc. and Jean Abiteboul; Amendment to a Contract of Employment, dated March 20, 2007, between Cheniere LNG Services SARL and Jean Abiteboul; and Amendment to Indefinite Term Contract of Employment, dated January 18, 2008, between Cheniere LNG Services and Jean Abiteboul (Incorporated by reference to Exhibit 10.94 to the Company's Annual Report on Form 10-K (SEC File No. 001-16383), filed on February 27, 2009)

10.89*†
Second Amendment to Contract of Employment dated effective April 30, 2012 by and between Jean Abiteboul and Cheniere Supply & Marketing, Inc. (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on April 27, 2012)

10.90*†	Meg Gentle's Assignment Letter, dated July 30, 2013 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on July 30, 2013)

10.91†	Summary of Compensation for Executive Officers

10.92†	Summary of Compensation for Non-Employee Directors

10.93*†	Cheniere Energy, Inc. 2008 Change of Control Cash Payment Plan (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on May 14, 2008)

10.94*†	Form of Change of Control Agreement (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on May 14, 2008)

10.95*†	Form of Release and Separation Agreement (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on May 14, 2008)

10.96*†	Form of 2009 Phantom Stock Grant (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on February 27, 2009)

10.97*†
Form of Indemnification Agreement for directors of Cheniere Energy, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on December 19, 2008)

10.98*†
Form of Indemnification Agreement for officers of Cheniere Energy, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on April 6, 2009)

10.99*†	Form of Long-Term Incentive Award - Restricted Stock Grant (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on January 10, 2011)

10.100*†	Cheniere Energy, Inc. 2011 Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on June 22, 2011)

10.101*†
Amendment No. 1 to the Cheniere Energy, Inc. 2011 Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on February 5, 2013)

10.102*†	Cheniere Energy, Inc. 2011 - 2013 Bonus Plan (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed March 8, 2011)

10.103*†
Form of 2011 - 2013 Bonus Plan Long-Term Commercial Cash Award (US - Executive Form) (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on August 10, 2012)

10.104*†
Form of 2011 - 2013 Bonus Plan Restricted Stock Grant under the 2011 Incentive Plan (US - Executive Form) (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on August 10, 2012)

10.105*†
Form of 2011 - 2013 Bonus Plan Long-Term Commercial Cash Award (US Form) (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on August 10, 2012)

10.106*†
Form of 2011 - 2013 Bonus Plan Restricted Stock Grant under the 2011 Incentive Plan (US Form) (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on August 10, 2012)

10.107*†
Form of 2011 - 2013 Bonus Plan Long-Term Commercial Cash Award (UK - Executive Form) (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on August 10, 2012)

10.108*†
Form of 2011 - 2013 Bonus Plan Restricted Stock Grant under the 2011 Incentive Plan (UK - Executive) (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on August 10, 2012)

10.109*†
Form of 2011 - 2013 Bonus Plan Long-Term Commercial Cash Award (UK Form) (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on August 10, 2012)

10.110*†
Form of 2011 - 2013 Bonus Plan Restricted Stock Grant under the 2011 Incentive Plan (UK Form) (Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on August 10, 2012)

10.111*†
Form of 2011 - 2013 Bonus Plan Long-Term Commercial Cash Award (US - Consultant/Independent Contractor) (Incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on August 10, 2012)

10.112*†
Form of 2011 - 2013 Bonus Plan Restricted Stock Grant under the 2011 Incentive Plan (US - Consultant/Independent Contractor) (Incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on August 10, 2012)

10.113*†
Form of Restricted Stock Grant under the Cheniere Energy, Inc. Amended and Restated 2003 Stock Incentive Plan (US - New Hire) (Incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on August 10, 2012)

10.114*†
Form of Restricted Stock Grant under the Cheniere Energy, Inc. Amended and Restated 2003 Stock Incentive Plan (UK - New Hire) (Incorporated by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on August 10, 2012)

10.115*†
Form of Restricted Stock Grant under the Cheniere Energy, Inc. 2011 Incentive Plan (US - New Hire) (Incorporated by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on August 10, 2012)

10.116*†
Form of Restricted Stock Grant under the Cheniere Energy, Inc. 2011 Incentive Plan (UK - New Hire) (Incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on August 10, 2012)

10.117†	Form of 2011 - 2013 Bonus Plan Restricted Stock Grant (Train 3 and Train 4) under the 2011 Incentive Plan (US Executive Form)

10.118†	Form of 2011 - 2013 Bonus Plan Restricted Stock Grant (Train 3 and Train 4) under the 2003 Stock Incentive Plan (US Executive Form)

10.119†	Form of 2011 - 2013 Bonus Plan Restricted Stock Grant (Train 3 and Train 4) under the 2011 Incentive Plan (US Non-Executive Form)

10.120†	Form of 2011 - 2013 Bonus Plan Restricted Stock Grant (Train 3 and Train 4) under the 2003 Stock Incentive Plan (US Non-Executive Form)

10.121†	Form of 2011 - 2013 Bonus Plan Restricted Stock Grant (Train 3 and Train 4) under the 2011 Incentive Plan (UK Executive Form)

10.122†	Form of 2011 - 2013 Bonus Plan Restricted Stock Grant (Train 3 and Train 4) under the 2011 Incentive Plan (UK Non-Executive Form)

10.123†	Form of 2011 - 2013 Bonus Plan Restricted Stock Grant (Train 3 and Train 4) under the 2011 Incentive Plan (US Consultant Form)

21.1	Subsidiaries of Cheniere Energy, Inc.

23.1	Consent of Ernst & Young LLP

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference
†	Management contract or compensatory plan or arrangement

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT—

CHENIERE ENERGY, INC.

CONDENSED BALANCE SHEET
(in thousands)

	December 31,
	2013	2012
ASSETS
Debt receivable—affiliates	$775,202	$740,989
Other	5,844	—
Investments in affiliates
Cheniere's investment in affiliates	(475,957)	(114,817)
Non-controlling interest investments in affiliates	2,660,380	1,751,604
Investment in affiliates, net	2,184,423	1,636,787
Total assets	$2,965,469	$2,377,776

LIABILITIES AND STOCKHOLDERS' EQUITY
Current accrued liabilities	$104	$—
Current debt—affiliate	125,307	116,171
Commitments and contingencies
Stockholders' equity	179,678	510,001
Non-controlling interest	$2,660,380	$1,751,604
Total liabilities and stockholders' equity	$2,965,469	$2,377,776

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT—

CHENIERE ENERGY, INC.

CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Operating costs and expenses	$55	$36	$(133)

Interest expense, net	—	(12,883)	(20,709)
Interest expense, net—affiliates	(9,137)	(9,137)	(38,192)
Interest income—affiliates	34,213	34,213	34,213
Equity losses of affiliates
Equity losses of affiliates attributable to Cheniere	(532,942)	(344,937)	(174,201)
Equity losses of affiliates attributable to non-controlling interest	(50,841)	(12,861)	(4,582)
Net loss	$(558,762)	$(345,641)	$(203,338)

Other comprehensive income (loss)	27,351	(27,093)	(85)
Comprehensive loss attributable to non-controlling interest	48,809	12,861	4,582
Comprehensive loss, net	$(482,602)	$(359,873)	$(198,841)

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT—

CHENIERE ENERGY, INC.

CONDENSED STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net cash used in operating activities	$(5,796)	$(6,699)	$(4,479)

Cash flows from investing activities
Investments in affiliates	139,494	(968,962)	(449,756)
Net cash used in investing activities	139,494	(968,962)	(449,756)

Cash flows from financing activities
Proceeds from sale of common stock, net	3,628	1,200,705	468,598
Purchase of treasury shares	(140,711)	(20,414)	(14,363)
Repurchase of long-term debt	—	(204,630)	—
Excess tax benefit from stock-based compensation	3,385	—	—
Net cash provided by (used in) financing activities	(133,698)	975,661	454,235

Net decrease in cash and cash equivalents	—	—	—
Cash and cash equivalents—beginning of year	—	—	—
Cash and cash equivalents—end of year	$—	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CHENIERE ENERGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed financial statements represent the financial information required by Securities and Exchange Commission Regulation S-X 5-04 for Cheniere Energy, Inc. ("Cheniere").

In the condensed financial statements, Cheniere's investments in affiliates are presented under the equity method of accounting. Under this method, the assets and liabilities of affiliates are not consolidated. The investments in net assets of the affiliates are recorded in the balance sheets. The loss from operations of the affiliates is reported on a net basis as investment in affiliates (investment in and equity in net losses of affiliates).

A substantial amount of Cheniere's operating, investing, and financing activities are conducted by its affiliates. The condensed financial statements should be read in conjunction with Cheniere's consolidated financial statements.

NOTE 2—DEBT

As of December 31, 2013 and 2012, our debt consisted of the following (in thousands):

	December 31,
	2013	2012
Current debt (including affiliate)
Note—Affiliate	$125,307	$116,171

Below is a schedule of future principal payments that we are obligated to make on our outstanding debt at December 31, 2013 (in thousands):

	Payments Due for Years Ended December 31,
	Total	2014	2015 to 2016	2017 to 2018	Thereafter
Note—Affiliate	$125,307	125,307	$—	$—	$—

(1)
Based on the total debt balance, scheduled maturities and interest rates in effect at December 31, 2013, our cash payments for interest would be zero because the only debt relates to a global intercompany note entered into by subsidiaries of Cheniere, as discussed below.

Note—Affiliate

In May 2007, we entered into a $391.7 million long-term note ("Note—Affiliate") with Cheniere Subsidiary Holdings, LLC ("Cheniere Subsidiary"), a wholly owned subsidiary of Cheniere. Cheniere Subsidiary received the $391.7 million net proceeds from a $400.0 million credit agreement entered into in May 2007. Borrowings under the Note—Affiliate bear interest equal to the terms of Cheniere Subsidiary's credit agreement at a fixed rate of 9¾% per annum. Interest is calculated on the unpaid principal amount of the Note—Affiliate outstanding and is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. In August 2008, the Note—Affiliate was replaced with a global intercompany note entered into by all Cheniere subsidiaries that were parties to the $250.0 million credit agreement entered into in August 2008. Each subsidiary is both a maker and a payee under the global intercompany note, and balances between subsidiaries are as recorded on Cheniere's books and records. The $391.7 million of proceeds from the Note—Affiliate were used for general corporate purposes, including our repurchase, completed during 2007, of approximately 9 million shares of our outstanding common stock pursuant to the exercise of the call options acquired in the issuer call spread purchased by us in connection with the issuance of the $325.0 million convertible senior unsecured notes due August 2012. In January 2012, we decreased a portion of the Note—Affiliate principal balance with offsetting intercompany receivables that resulted in a new principal balance of $93.7 million.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CHENIERE ENERGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 3—GUARANTEES

Guarantees on Behalf of Cheniere Marketing, LLC

Many of Cheniere Marketing, LLC's natural gas purchase, sale, transportation and shipping agreements have been guaranteed by Cheniere. As of December 31, 2013, these guaranteed contracts have zero amount of exposure to the potential of future payments and there was zero carrying amount of liability related to these guaranteed contracts.

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

NOTE 4 —SUPPLEMENTAL CASH FLOW INFORMATION AND DISCLOSURES OF NON-CASH TRANSACTIONS

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Non-cash capital contributions (1)	$(583,788)	$(344,937)	$(174,201)

(1)	Amounts represent equity losses of affiliates not funded by Cheniere.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY, INC.
(Registrant)

By:	/s/ Charif Souki
Charif Souki Chief Executive Officer, President and Chairman of the Board
Date:	February 21, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charif Souki	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	February 21, 2014
Charif Souki

/s/ Michael J. Wortley	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2014
Michael J. Wortley

/s/ Leonard Travis	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2014
Leonard Travis

/s/ Vicky A. Bailey	Director	February 21, 2014
Vicky A. Bailey

/s/ G. Andrea Botta	Director	February 21, 2014
G. Andrea Botta

/s/ Nuno Brandonlini	Director	February 21, 2014
Nuno Brandolini

/s/ Keith F. Carney	Director	February 21, 2014
Keith F. Carney

/s/ John M. Deutch	Director	February 21, 2014
John M. Deutch

/s/ David I. Foley	Director	February 21, 2014
David I. Foley

/s/ Randy A. Foutch	Director	February 21, 2014
Randy A. Foutch

/s/ Paul J. Hoenmans	Director	February 21, 2014
Paul J. Hoenmans

/s/ David B. Kilpatrick	Director	February 21, 2014
David B. Kilpatrick

/s/ Walter L. Williams	Director	February 21, 2014
Walter L. Williams