Form 10-Q
period 2014-03-31
CHENIERE ENERGY INC
filed 2014-05-01
CIK 3570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2014
OR
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
237,899,730 shares of the registrant’s Common Stock, $0.003 par value, were issued and outstanding as of April 17, 2014.

CHENIERE ENERGY, INC.
TABLE OF CONTENTS

	March 31,	December 31,
	2014	2013
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$914,603	$960,842
Restricted cash and cash equivalents	520,119	598,064
Accounts and interest receivable	3,886	4,486
LNG inventory	4,106	10,563
Prepaid expenses and other	25,915	17,225
Total current assets	1,468,629	1,591,180

Non-current restricted cash and cash equivalents	330,072	1,031,399
Property, plant and equipment, net	7,132,041	6,454,399
Debt issuance costs, net	302,439	313,944
Non-current derivative assets	71,170	98,123
Goodwill	76,819	76,819
Intangible LNG assets	3,366	3,366
Other	140,080	104,007
Total assets	$9,524,616	$9,673,237

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$6,269	$10,367
Accrued liabilities	142,275	186,552
Deferred revenue	26,764	26,593
Other	19,561	13,499
Total current liabilities	194,869	237,011

Long-term debt, net	6,578,350	6,576,273
Long-term deferred revenue	16,500	17,500
Other non-current liabilities	3,281	2,396

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.0001 par value, 5.0 million shares authorized, none issued	—	—
Common stock, $0.003 par value
Authorized: 480.0 million shares at both March 31, 2014 and December 31, 2013
Issued and outstanding: 237.7 million shares and 238.1 million shares at March 31, 2014 and December 31, 2013, respectively	714	716
Treasury stock: 9.2 million shares and 9.0 million shares at March 31, 2014 and December 31, 2013, respectively, at cost	(187,568)	(179,826)
Additional paid-in-capital	2,501,133	2,459,699
Accumulated deficit	(2,198,717)	(2,100,907)
Total stockholders' equity	115,562	179,682
Non-controlling interest	2,616,054	2,660,375
Total equity	2,731,616	2,840,057
Total liabilities and equity	$9,524,616	$9,673,237

The accompanying notes are an integral part of these consolidated financial statements.

i

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenues
LNG terminal revenues	$66,419	$66,061
Marketing and trading revenues (losses)	657	(565)
Other	474	410
Total revenues	67,550	65,906

Operating costs and expenses
General and administrative expense	73,808	85,798
Depreciation, depletion and amortization	15,475	15,113
LNG terminal operating expense	13,687	15,259
LNG terminal development expense	12,112	17,088
Other	80	102
Total operating costs and expenses	115,162	133,360
Loss from operations	(47,612)	(67,454)

Other income (expense)
Interest expense, net	(40,270)	(40,262)
Derivative loss, net	(34,681)	(17,468)
Other income	310	475
Total other expense	(74,641)	(57,255)
Loss before income taxes and non-controlling interest	(122,253)	(124,709)
Income tax benefit (provision)	(92)	80
Net loss	(122,345)	(124,629)
Less: net loss attributable to non-controlling interest	(24,535)	(7,524)
Net loss attributable to common stockholders	$(97,810)	$(117,105)

Net loss per share attributable to common stockholders—basic and diluted	$(0.44)	$(0.54)
Weighted average number of common shares outstanding—basic and diluted	223,207	215,634

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net loss	$(122,345)	$(124,629)
Other comprehensive income (loss)
Interest rate cash flow hedges
Loss on settlements retained in other comprehensive income	—	(30)
Change in fair value of interest rate cash flow hedges	—	21,297
Foreign currency translation	—	(40)
Total other comprehensive income	—	21,227
Comprehensive loss	(122,345)	(103,402)
Less: comprehensive loss attributable to non-controlling interest	(24,535)	(6,844)
Comprehensive loss attributable to common stockholders	$(97,810)	$(96,558)

The accompanying notes are an integral part of these consolidated financial statements.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Total Stockholders' Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance—December 31, 2013	238,091	$716	8,970	$(179,826)	$2,459,699	$(2,100,907)	$—	$2,660,375	$2,840,057
Exercise of stock options	114	—	—	—	3,691	—	—	—	3,691
Issuances of restricted stock	163	—	—	—	—	—	—	—	—
Forfeitures of restricted stock	(554)	(2)	59	—	2	—	—	—	—
Stock-based compensation	—		—	—	37,698	—	—	—	37,698
Shares repurchased related to tax withholdings for stock-based compensation	(153)	—	153	(7,742)	—	—	—	—	(7,742)
Excess tax benefit from stock-based compensation	—	—	—	—	43	—	—	—	43
Loss attributable to non-controlling interest	—	—	—	—	—	—	—	(24,535)	(24,535)
Distribution to non-controlling interest	—	—	—	—	—	—	—	(19,786)	(19,786)
Net loss	—	—	—	—	—	(97,810)	—	—	(97,810)
Balance—March 31, 2014	237,661	$714	9,182	$(187,568)	$2,501,133	$(2,198,717)	$—	$2,616,054	$2,731,616

The accompanying notes are an integral part of these consolidated financial statements.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(97,810)	$(117,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Investment in restricted cash and cash equivalents for certain operating activities	(16,329)	(33,850)
Depreciation, depletion and amortization	15,475	15,113
Amortization of debt issuance costs and discount	2,217	2,209
Stock-based compensation	35,942	63,689
Non-cash derivative loss, net	32,854	18,123
Net loss attributable to non-controlling interest	(24,535)	(7,524)
Other	1,006	(2,828)
Changes in operating assets and liabilities:
Accounts and interest receivable	600	953
Accounts payable and accrued liabilities	43,379	49,631
LNG inventory	3,001	2,440
Deferred revenue	(830)	(2,210)
Prepaid expenses and other	(13,189)	(1,860)
Net cash used in operating activities	(18,219)	(13,219)

Cash flows from investing activities
Property, plant and equipment, net	(773,376)	(464,608)
Use of restricted cash and cash equivalents for the acquisition of property, plant and equipment	761,858	463,617
Investment in Cheniere Partners	—	(7,449)
Other	(12,495)	(1,551)
Net cash used in investing activities	(24,013)	(9,991)

Cash flows from financing activities
Proceeds from issuances of long-term debt	—	1,500,000
Proceeds from sale of common units by Cheniere Partners	—	365,000
Use of (investment in) restricted cash and cash equivalents	33,743	(1,818,313)
Debt issuance and deferred financing costs	(13,957)	(34,986)
Distributions to non-controlling interest	(19,786)	(11,698)
Payments related to tax withholdings for stock-based compensation	(7,742)	(460)
Proceeds from exercise of stock options	3,691	—
Other	44	(3)
Net cash used in financing activities	(4,007)	(460)

Net decrease in cash and cash equivalents	(46,239)	(23,670)
Cash and cash equivalents—beginning of period	960,842	201,711
Cash and cash equivalents—end of period	$914,603	$178,041

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements of Cheniere Energy, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included. Certain reclassifications have been made to conform prior period information to the current presentation.  The reclassifications had no effect on our overall consolidated financial position, results of operations or cash flows. Unless the context requires otherwise, references to the "Company", "Cheniere", "we", "us" and "our" refer to Cheniere Energy, Inc. and its consolidated subsidiaries, including our publicly traded subsidiaries, Cheniere Energy Partners, L.P. ("Cheniere Partners") (NYSE MKT: CQP) and Cheniere Energy Partners LP Holdings, LLC ("Cheniere Holdings") (NYSE MKT: CQH).

Results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2014.

For further information, refer to the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

NOTE 2—RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents consist of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. Restricted cash and cash equivalents include the following:

Sabine Pass LNG, L.P. ("Sabine Pass LNG") Senior Notes Debt Service Reserve

Sabine Pass LNG has consummated private offerings of an aggregate principal amount of $1,665.5 million, before discount, of 7.50% Senior Secured Notes due 2016 (the "2016 Notes") and $420.0 million of 6.50% Senior Secured Notes due 2020 (the "2020 Notes"). See Note 7—"Long-Term Debt". Collectively, the 2016 Notes and the 2020 Notes are referred to as the "Sabine Pass LNG Senior Notes." Under the indentures governing the Sabine Pass LNG Senior Notes (the "Sabine Pass LNG Indentures"), except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied, including the condition that there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment and there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass LNG Indentures.

As of March 31, 2014 and December 31, 2013, we classified $53.0 million and $15.0 million, respectively, as current restricted cash and cash equivalents for the payment of interest due within twelve months. As of both March 31, 2014 and December 31, 2013, we classified the permanent debt service reserve fund of $76.1 million as non-current restricted cash and cash equivalents. These cash accounts are controlled by a collateral trustee and, therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

Sabine Pass Liquefaction, LLC ("Sabine Pass Liquefaction") Reserve

In July 2012, Sabine Pass Liquefaction entered into a construction/term loan facility in an amount up to $3.6 billion (the "2012 Liquefaction Credit Facility"). During 2013, Sabine Pass Liquefaction issued an aggregate principal amount of $2.0 billion, before premium, of 5.625% Senior Secured Notes due 2021 (the "2021 Sabine Pass Liquefaction Senior Notes"), $1.0 billion of 6.25% Senior Secured Notes due 2022 (the "2022 Sabine Pass Liquefaction Senior Notes") and $1.0 billion of 5.625% Senior Secured Notes due 2023 (the "2023 Sabine Pass Liquefaction Senior Notes" and collectively with the 2021 Sabine Pass Liquefaction Senior Notes and the 2022 Sabine Pass Liquefaction Senior Notes, the "Sabine Pass Liquefaction Senior Notes"). Also during 2013, Sabine Pass Liquefaction entered into four credit facilities aggregating $5.9 billion (collectively, the "2013 Liquefaction Credit Facilities"), which amended and restated the 2012 Liquefaction Credit Facility. Under the terms and conditions of the 2012 Liquefaction Credit Facility and the 2013 Liquefaction Credit Facilities, Sabine Pass Liquefaction is required to deposit all cash received into reserve accounts controlled by a collateral trustee. Therefore, all of Sabine Pass Liquefaction's cash and cash equivalents are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

As of March 31, 2014 and December 31, 2013, we classified $96.9 million and $192.1 million, respectively, as current restricted cash and cash equivalents held by Sabine Pass Liquefaction for the payment of current liabilities related to the development and construction of natural gas liquefaction facilities at the Sabine Pass LNG terminal adjacent to the existing regasification facilities (the "Sabine Pass Liquefaction Project"), and $197.5 million and $867.6 million, respectively, as non-current restricted cash and cash equivalents held by Sabine Pass Liquefaction for future Sabine Pass Liquefaction Project construction costs.

Cheniere Creole Trail Pipeline, L.P. ("CTPL") Reserve
In May 2013, CTPL entered into a $400.0 million term loan facility (the "CTPL Credit Facility"). As of March 31, 2014 and December 31, 2013, we classified $26.6 million and $20.5 million, respectively, as current restricted cash and cash equivalents held by CTPL and $50.1 million and $81.4 million, respectively, as non-current restricted cash and cash equivalents held by CTPL because such funds may only be used for modifications of the 94-mile Creole Trail Pipeline, which interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines, in order to enable bi-directional natural gas flow and for the payment of interest during construction of such modifications.

Other Restricted Cash and Cash Equivalents

As of March 31, 2014 and December 31, 2013, $325.3 million and $351.0 million, respectively, of cash and cash equivalents were held by Sabine Pass LNG and Cheniere Partners that were considered restricted to Cheniere.  As of March 31, 2014 and December 31, 2013, $18.3 million and $19.4 million, respectively, had been classified as current restricted cash and cash equivalents on our Consolidated Balance Sheets due to various other contractual restrictions. As of March 31, 2014 and December 31, 2013, $6.3 million had been classified as non-current restricted cash and cash equivalents due to various other contractual restrictions on our Consolidated Balance Sheets.

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of LNG terminal costs and fixed assets and other, as follows (in thousands):

	March 31,	December 31,
	2014	2013
LNG terminal costs
LNG terminal	$2,241,880	$2,234,796
LNG terminal construction-in-process	5,141,488	4,489,668
LNG site and related costs, net	6,509	6,511
Accumulated depreciation	(306,802)	(292,434)
Total LNG terminal costs, net	7,083,075	6,438,541

Fixed assets and other
Computer and office equipment	3,327	8,115
Furniture and fixtures	4,322	4,319
Computer software	10,955	13,504
Leasehold improvements	7,314	7,303
Other	49,411	15,388
Accumulated depreciation	(26,363)	(32,771)
Total fixed assets, net	48,966	15,858
Property, plant and equipment, net	$7,132,041	$6,454,399

LNG Terminal Costs

Depreciation expense related to the Sabine Pass LNG terminal totaled $14.4 million and $14.3 million for the three months ended March 31, 2014 and 2013, respectively.

In June 2012, we began capitalizing costs associated with Trains 1 and 2 of the Sabine Pass Liquefaction Project, and in May 2013, we began capitalizing costs associated with Trains 3 and 4 of the Sabine Pass Liquefaction Project. For the three months ended March 31, 2014 and 2013, we capitalized $78.8 million and $35.3 million, respectively, of interest expense related to the construction of Trains 1 through 4 of the Sabine Pass Liquefaction Project.

Fixed Assets and Other

Depreciation expense related to our fixed assets and other totaled $1.3 million and $0.8 million for the three months ended March 31, 2014 and 2013, respectively.

NOTE 4—NON-CONTROLLING INTEREST

Because we have a controlling interest in Cheniere Holdings and Cheniere Partners, these entities' financial statements are consolidated in our Consolidated Financial Statements and these entities' other equity is recorded as a non-controlling interest. The following table sets forth the changes of our non-controlling interest balance attributable to third-party investors’ interests during the three months ended March 31, 2014 (in thousands):

Non-controlling interest at December 31, 2013	$2,660,375
Distributions to Cheniere Partners' non-controlling interest	(19,174)
Dividends to Cheniere Holdings' non-controlling interest	(612)
Net loss attributable to non-controlling interest	(24,535)
Non-controlling interest at March 31, 2014	$2,616,054

NOTE 5—VARIABLE INTEREST ENTITY

Cheniere Partners

Cheniere Partners is a master limited partnership formed by us to own and operate the Sabine Pass LNG terminal and related assets. Cheniere Holdings is a limited liability company formed by us to hold our Cheniere Partners limited partner interests. As of March 31, 2014, we indirectly owned a 47.2% limited partner interest in Cheniere Partners through our interest in Cheniere Holdings in the form of 11,963,488 common units, 45,333,334 Class B units and 135,383,831 subordinated units. We also indirectly own a 2% general partner interest and the incentive distribution rights in Cheniere Partners.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

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

NOTE 6—ACCRUED LIABILITIES

As of March 31, 2014 and December 31, 2013, accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
Accrued interest expense and related fees	$101,637	$80,151
Payroll	14,712	7,410
LNG liquefaction costs	18,539	83,651
LNG terminal costs	1,612	1,612
Other accrued liabilities	5,775	13,728
Total accrued liabilities	$142,275	$186,552

NOTE 7—LONG-TERM DEBT

As of March 31, 2014 and December 31, 2013, our long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
Long-term debt
2016 Notes	$1,665,500	$1,665,500
2020 Notes	420,000	420,000
2021 Sabine Pass Liquefaction Senior Notes	2,000,000	2,000,000
2022 Sabine Pass Liquefaction Senior Notes	1,000,000	1,000,000
2023 Sabine Pass Liquefaction Senior Notes	1,000,000	1,000,000
2013 Liquefaction Credit Facilities	100,000	100,000
CTPL Credit Facility	400,000	400,000
Total long-term debt	6,585,500	6,585,500

Long-term debt premium (discount)
2016 Notes	(12,519)	(13,693)
2021 Sabine Pass Liquefaction Senior Notes	11,222	11,562
CTPL Credit Facility	(5,853)	(7,096)
Total long-term debt, net of discount	$6,578,350	$6,576,273

Sabine Pass LNG Senior Notes

As of March 31, 2014 and December 31, 2013, Sabine Pass LNG had an aggregate principal amount of $1,665.5 million, before discount, of the 2016 Notes and $420.0 million of the 2020 Notes outstanding. Borrowings under the 2016 Notes and 2020 Notes bear interest at a fixed rate of 7.50% and 6.50%, respectively. The terms of the 2016 Notes and the 2020 Notes are substantially similar. Interest on the Sabine Pass LNG Senior Notes is payable semi-annually in arrears. Subject to permitted liens, the Sabine Pass LNG Senior Notes are secured on a first-priority basis by a security interest in all of Sabine Pass LNG's equity interests and substantially all of its operating assets.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Sabine Pass LNG may redeem all or part of the 2016 Notes at any time, and from time to time, at a redemption price equal to 100% of the principal plus any accrued and unpaid interest plus the greater of:

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
Under the Sabine Pass LNG Indentures, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied, including: (i) there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and (ii) there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment. During the three months ended March 31, 2014 and 2013, Sabine Pass LNG made distributions of $63.4 million and $76.7 million, respectively, after satisfying all the applicable conditions in the Sabine Pass LNG Indentures.
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

The terms of the 2021 Sabine Pass Liquefaction Senior Notes, the 2022 Sabine Pass Liquefaction Senior Notes and the 2023 Sabine Pass Liquefaction Senior Notes are governed by a common indenture (the "Sabine Pass Liquefaction Indenture"). The Sabine Pass Liquefaction Indenture contains customary terms and events of default and certain covenants that, among other things, limit Sabine Pass Liquefaction's ability and the ability of Sabine Pass Liquefaction's restricted subsidiaries to incur additional indebtedness or issue preferred stock, make certain investments or pay dividends or distributions on capital stock or subordinated indebtedness or purchase, redeem or retire capital stock, sell or transfer assets, including capital stock of Sabine Pass Liquefaction's restricted subsidiaries, restrict dividends or other payments by restricted subsidiaries, incur liens, enter into transactions with affiliates, consolidate, merge, sell or lease all or substantially all of Sabine Pass Liquefaction's assets and enter into certain LNG sales contracts. Subject to permitted liens, the Sabine Pass Liquefaction Senior Notes are secured on a pari passu first-priority basis by a security interest in all of the membership interests in Sabine Pass Liquefaction and substantially all of Sabine Pass Liquefaction's assets. Sabine Pass Liquefaction may not make any distributions until, among other requirements, substantial completion of Trains 1 and 2 has occurred, deposits are made into debt service reserve accounts and a debt service coverage ratio for the prior 12-month period and a projected debt service coverage ratio for the upcoming 12-month period of 1.25:1.00 are satisfied.

At any time prior to November 1, 2020, with respect to the 2021 Sabine Pass Liquefaction Senior Notes; December 15, 2021, with respect to the 2022 Sabine Pass Liquefaction Senior Notes; or January 15, 2023, with respect to the 2023 Sabine Pass Liquefaction Senior Notes, Sabine Pass Liquefaction may redeem all or part of the Sabine Pass Liquefaction Senior Notes at a

v

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

redemption price equal to the "make-whole" price set forth in the Indenture, plus accrued and unpaid interest, if any, to the date of redemption. Sabine Pass Liquefaction may also at any time on or after November 1, 2020, with respect to the 2021 Sabine Pass Liquefaction Senior Notes; December 15, 2021, with respect to the 2022 Sabine Pass Liquefaction Senior Notes; or January 15, 2023, with respect to the 2023 Sabine Pass Liquefaction Senior Notes, redeem all or part of the Sabine Pass Liquefaction Senior Notes at a redemption price equal to 100% of the principal amount of the Sabine Pass Liquefaction Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

In connection with the issuance of the 2022 Sabine Pass Liquefaction Senior Notes, Sabine Pass Liquefaction also entered into a registration rights agreement (the "2022 Liquefaction Registration Rights Agreement"). Under the 2022 Liquefaction Registration Rights Agreement, Sabine Pass Liquefaction has agreed to use commercially reasonable efforts to file with the Securities and Exchange Commission ("SEC") and cause to become effective a registration statement relating to an offer to exchange the 2022 Sabine Pass Liquefaction Senior Notes for a like aggregate principal amount of SEC-registered notes with terms identical in all material respects to the 2022 Sabine Pass Liquefaction Senior Notes (other than with respect to restrictions on transfer or to any increase in annual interest rate) within 360 days after November 25, 2013.  Under specified circumstances, Sabine Pass Liquefaction may be required to file a shelf registration statement to cover resales of the Sabine Pass Liquefaction Senior Notes.  If Sabine Pass Liquefaction fails to satisfy this obligation, Sabine Pass Liquefaction may be required to pay additional interest to holders of the 2022 Sabine Pass Liquefaction Senior Notes under certain circumstances.

2013 Liquefaction Credit Facilities

In May 2013, Sabine Pass Liquefaction entered into the 2013 Liquefaction Credit Facilities aggregating $5.9 billion. The 2013 Liquefaction Credit Facilities are being used to fund a portion of the costs of developing, constructing and placing into operation the first four Trains of the Sabine Pass Liquefaction Project. The 2013 Liquefaction Credit Facilities will mature on the earlier of May 28, 2020 or the second anniversary of the completion date of the first four Trains of the Sabine Pass Liquefaction Project, as defined in the 2013 Liquefaction Credit Facilities. Borrowings under the 2013 Liquefaction Credit Facilities may be refinanced, in whole or in part, at any time without premium or penalty, except for interest rate hedging and interest rate breakage costs. Sabine Pass Liquefaction made a $100.0 million borrowing under the 2013 Liquefaction Credit Facilities in June 2013 after meeting the required conditions precedent.

Sabine Pass Liquefaction had $4.9 billion of available commitments under the 2013 Liquefaction Credit Facilities as of both March 31, 2014 and December 31, 2013 as a result of Sabine Pass Liquefaction's initial $100.0 million borrowing and the termination of approximately $885 million of commitments in connection with the issuance of the 2022 Sabine Pass Liquefaction Notes in November 2013 as described below.

Borrowings under the 2013 Liquefaction Credit Facilities bear interest at a variable rate per annum equal to, at Sabine Pass Liquefaction's election, the London Interbank Offered Rate ("LIBOR") or the base rate, plus the applicable margin. The applicable margins for LIBOR loans range from 2.3% to 3.0% prior to the completion of Train 4 and from 2.3% to 3.25% after such completion, depending on the applicable 2013 Liquefaction Credit Facility. Interest on LIBOR loans is due and payable at the end of each LIBOR period. The 2013 Liquefaction Credit Facilities required Sabine Pass Liquefaction to pay certain up-front fees to the agents and lenders in the aggregate amount of approximately $144 million and provide for a commitment fee calculated at a rate per annum equal to 40% of the applicable margin for LIBOR loans, multiplied by the average daily amount of the undrawn commitment due quarterly in arrears. Annual administrative fees must also be paid to the agent and the trustee. The principal of the loans made under the 2013 Liquefaction Credit Facilities must be repaid in quarterly installments, commencing with the earlier of the last day of the first full calendar quarter after the Train 4 completion date, as defined in the 2013 Liquefaction Credit Facilities, or September 30, 2018. Scheduled repayments are based upon an 18-year amortization profile, with the remaining balance due upon the maturity of the 2013 Liquefaction Credit Facilities.
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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

membership interests in Sabine Pass Liquefaction on a pari passu basis with the Sabine Pass Liquefaction Senior Notes.
Under the terms of the 2013 Liquefaction Credit Facilities, Sabine Pass Liquefaction is required to hedge not less than 75% of the variable interest rate exposure of its projected outstanding borrowings, calculated on a weighted average basis in comparison to its anticipated draw of principal. See Note 8— "Financial Instruments".

In November 2013, Sabine Pass Liquefaction issued the 2022 Sabine Pass Liquefaction Senior Notes, and a portion of the available commitments pursuant to the 2013 Liquefaction Credit Facilities was terminated. Net proceeds from the offering of approximately $978 million are being used to pay a portion of the capital costs in connection with the construction of the first four Trains of the Sabine Pass Liquefaction Project in lieu of the terminated portion of the commitments under the 2013 Liquefaction Credit Facilities. The 2022 Sabine Pass Liquefaction Notes are pari passu in right of payment with all existing and future senior debt of Sabine Pass Liquefaction. As a result of Sabine Pass Liquefaction's issuance of the 2022 Sabine Pass Liquefaction Senior Notes in November 2013, Sabine Pass Liquefaction has terminated approximately $885 million of commitments under the 2013 Liquefaction Credit Facilities. This termination resulted in a write-off of debt issuance costs and deferred commitment fees associated with the 2013 Liquefaction Credit Facilities of $43.3 million in November 2013.

2012 Liquefaction Credit Facility

In July 2012, Sabine Pass Liquefaction entered into the 2012 Liquefaction Credit Facility with a syndicate of lenders. The 2012 Liquefaction Credit Facility was intended to be used to fund a portion of the costs of developing, constructing and placing into operation Trains 1 and 2 of the Sabine Pass Liquefaction Project. Borrowings under the 2012 Liquefaction Credit Facility were based on LIBOR plus 3.50% during construction and LIBOR plus 3.75% during operations. Sabine Pass Liquefaction was also required to pay commitment fees on the undrawn amount. In May 2013, the 2012 Liquefaction Credit Facility was amended and restated with the 2013 Liquefaction Credit Facilities and $100.0 million of outstanding borrowings under the 2012 Liquefaction Credit Facility were repaid in full.

Under the terms of the 2012 Liquefaction Credit Facility, Sabine Pass Liquefaction was required to hedge not less than 75% of the variable interest rate exposure of its projected outstanding borrowings, calculated on a weighted average basis in comparison to its anticipated draw of principal. See Note 8—"Financial Instruments".

CTPL Credit Facility
In May 2013, CTPL entered into the CTPL Credit Facility, which is being used to fund modifications to the Creole Trail Pipeline and for general business purposes. CTPL incurred $10.0 million of direct lender fees that were recorded as a debt discount. The CTPL Credit Facility matures in 2017 when the full amount of the outstanding principal obligations must be repaid. CTPL's loans may be repaid, in whole or in part, at any time without premium or penalty. As of March 31, 2014, CTPL had borrowed the full amount of $400.0 million available under the CTPL Credit Facility.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

owned subsidiary, in connection with its obligations under an equity contribution agreement (a) to pay operating expenses of CTPL until CTPL receives revenues under a service agreement with Sabine Pass Liquefaction and (b) to fund interest payments on the CTPL loans after the funds in an interest reserve account have been exhausted.

NOTE 8—FINANCIAL INSTRUMENTS

Derivative Instruments

We have entered into certain instruments to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory ("LNG Inventory Derivatives") and to hedge the exposure to price risk attributable to future purchases of natural gas to be utilized as fuel to operate the Sabine Pass LNG terminal ("Fuel Derivatives"). We have also entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2013 Liquefaction Credit Facilities ("Interest Rate Derivatives").

The following table (in thousands) shows the fair value of our derivative assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, which are classified as prepaid expenses and other, non-current derivative assets and other current liabilities in our Consolidated Balance Sheets.

	Fair Value Measurements as of
	March 31, 2014				December 31, 2013
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
LNG Inventory Derivatives liability	$—	$—	$—	$—	$—	$(171)	$—	$(171)
Fuel Derivatives asset	—	283	—	283	—	126	—	126
Interest Rate Derivatives asset	—	51,626	—	51,626	—	84,639	—	84,639

The estimated fair values of our LNG Inventory Derivatives and Fuel Derivatives are the amounts at which the instruments could be exchanged currently between willing parties. We value these derivatives using observable commodity price curves and other relevant data. We value our Interest Rate Derivatives using valuations based on the initial trade prices. Using an income-based approach, subsequent valuations are based on observable inputs to the valuation model including interest rate curves, risk adjusted discount rates, credit spreads and other relevant data. Derivative assets and liabilities arising from our derivative contracts with the same counterparty are reported on a net basis, as all counterparty derivative contracts provide for net settlement.

Commodity Derivatives

We recognize all derivative instruments that qualify for derivative accounting treatment as either assets or liabilities and measure those instruments at fair value.  For those instruments accounted for as derivatives, including our LNG Inventory Derivatives and certain of our Fuel Derivatives, changes in fair value are reported in earnings.

The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments in instances where our Fuel Derivatives or our LNG Inventory Derivatives are in an asset position. Our commodity derivative transactions are executed through over-the-counter contracts which are subject to nominal credit risk as these transactions are settled on a daily margin basis with investment grade financial institutions. We are required by these financial institutions to use margin deposits as credit support for our commodity derivative activities.  Collateral of $5.8 million and $5.9 million deposited for such contracts, which has not been reflected in the derivative fair value tables, is included in the other current assets balance as of March 31, 2014, and December 31, 2013, respectively.

The following table (in thousands) shows the fair value and location of our LNG Inventory Derivatives and Fuel Derivatives on our Consolidated Balance Sheets:

		Fair Value Measurements as of
	Balance Sheet Location	March 31, 2014	December 31, 2013
LNG Inventory Derivatives asset (liability)	Prepaid expenses and other	$—	$(171)
Fuel Derivatives asset	Prepaid expenses and other	283	126

The following table (in thousands) shows the changes in the fair value and settlements of our LNG Inventory Derivatives and Fuel Derivatives recorded in marketing and trading revenues (losses) on our Consolidated Statements of Operations during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
LNG Inventory Derivatives gain (loss)	$184	$(524)
Fuel Derivatives gain	165	—

The following table (in thousands) shows the changes in the fair value and settlements of our LNG Inventory Derivatives and Fuel Derivatives recorded in derivative loss, net on our Consolidated Statements of Operations during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
LNG Inventory Derivatives loss	$(435)	$—
Fuel Derivatives gain	242	515

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

During the first quarter of 2013, we determined that it was no longer probable that the forecasted variable interest payments on the 2012 Liquefaction Credit Facility would occur in the time period originally specified based on the continued development of our financing strategy for the Sabine Pass Liquefaction Project, and, in particular, the Sabine Pass Liquefaction Senior Notes described in Note 7—"Long-Term Debt". As a result, all of the Interest Rate Derivatives entered into in August 2012 were no longer effective hedges, and the remaining portion of hedge relationships that were designated cash flow hedges as of December 31, 2012, were de-designated as of February 1, 2013. For de-designated cash flow hedges, changes in fair value prior to their de-designation date were recorded as other comprehensive income (loss) within our Consolidated Balance Sheets, and changes in fair value subsequent to their de-designation date were recorded as derivative gain (loss) within our Consolidated Statements of Operations.

In June 2013, Sabine Pass Liquefaction concluded that the hedged forecasted transactions associated with the Interest Rate Derivatives entered into in connection with the 2012 Liquefaction Credit Facility had become probable of not occurring based on the issuances of the Sabine Pass Liquefaction Senior Notes, the closing of the 2013 Liquefaction Credit Facilities, the additional Interest Rate Derivatives executed in June 2013, and Sabine Pass Liquefaction's intention to continue to issue fixed rate debt to refinance the 2013 Liquefaction Credit Facilities. As a result, the amount remaining in accumulated other comprehensive income ("AOCI") pertaining to the previously designated Interest Rate Derivatives was reclassified out of AOCI and into income. We have presented the changes in fair value and settlements subsequent to the reclassification date separate from interest expense as derivative gain (loss), net in our Consolidated Statements of Operations.

At March 31, 2014, Sabine Pass Liquefaction had the following Interest Rate Derivatives outstanding:

	Initial Notional Amount	Maximum Notional Amount	Effective Date	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
Interest Rate Derivatives - Not Designated	$20.0 million	$2.9 billion	August 14, 2012	July 31, 2019	1.98%	One-month LIBOR
Interest Rate Derivatives - Not Designated	—	$671.0 million	June 5, 2013	May 28, 2020	2.05%	One-month LIBOR

The following table (in thousands) shows the fair value of our Interest Rate Derivatives:

		Fair Value Measurements as of
	Balance Sheet Location	March 31, 2014	December 31, 2013
Interest Rate Derivatives - Not Designated	Non-current derivative assets	$71,170	$98,123
Interest Rate Derivatives - Not Designated	Other current liabilities	(19,544)	(13,484)

The following table (in thousands) details the effect of our Interest Rate Derivatives included in Other Comprehensive Income ("OCI") and AOCI for the three months ended March 31, 2014 and 2013:

	Gain (Loss) in Other Comprehensive Income		Gain (Loss) Reclassified from AOCI into Interest Expense (Effective Portion)		Losses Reclassified into Earnings as a Result of Discontinuance of Cash Flow Hedge Accounting
	2014	2013	2014	2013	2014	2013
Interest Rate Derivatives - Designated	$—	$21,297	$—	$—	$—	$—
Interest Rate Derivatives - Settlements	—	(30)	—	—	—	—

The following table (in thousands) shows the changes in the fair value and settlements of our Interest Rate Derivatives - Not Designated recorded in derivative loss, net on our Consolidated Statements of Operations during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Interest Rate Derivatives - Not Designated loss	$(34,479)	$(17,983)

Balance Sheet Presentation

Our commodity and interest rate derivatives are presented on a net basis on our Consolidated Balance Sheets as described above. The following table (in thousands) shows the fair value of our derivatives outstanding on a gross and net basis:

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
Offsetting Derivative Assets (Liabilities)				Derivative Instrument	Cash Collateral Received (Paid)	Net Amount
As of March 31, 2014:
Fuel Derivatives	$283	$—	$283	$—	$—	$283
LNG Inventory Derivatives	—	—	—	—	—	—
Interest Rate Derivatives - Not Designated	71,170	—	71,170	—	—	71,170
Interest Rate Derivatives - Not Designated	(19,544)	—	(19,544)	—	—	(19,544)
As of December 31, 2013:
Fuel Derivatives	126	—	126	—	—	126
LNG Inventory Derivatives	(171)	(171)	—	—	—	—
Interest Rate Derivatives - Designated	98,123	—	98,123	—	—	98,123
Interest Rate Derivatives - Not Designated	(13,484)	—	(13,484)	—	—	(13,484)

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
The following table (in thousands) shows the carrying amount and estimated fair value of our other financial instruments:

	March 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2016 Notes, net of discount (1)	$1,652,981	$1,824,478	$1,651,807	$1,868,607
2020 Notes (1)	420,000	441,000	420,000	432,600
2021 Sabine Pass Liquefaction Senior Notes (1)	2,011,222	2,079,101	2,011,562	1,961,273
2022 Sabine Pass Liquefaction Senior Notes (1)	1,000,000	1,042,500	1,000,000	982,500
2023 Sabine Pass Liquefaction Senior Notes (1)	1,000,000	997,500	1,000,000	935,000
2013 Liquefaction Credit Facilities (2)	100,000	100,000	100,000	100,000
CTPL Credit Facility (3)	394,147	400,000	392,904	400,000

(1)
The Level 2 estimated fair value was based on quotations obtained from broker-dealers who make markets in these and similar instruments based on the closing trading prices on March 31, 2014 and December 31, 2013, as applicable.

(2)
The Level 3 estimated fair value approximates the carrying amount because the interest rates are variable and reflective of market rates and Sabine Pass Liquefaction has the ability to call this debt at any time without penalty.

(3)
The Level 3 estimated fair value approximates the principal amount because the interest rates are variable and reflective of market rates and CTPL has the ability to call this debt at any time without penalty.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 9—INCOME TAXES

We are not presently a taxpayer for federal or state income tax purposes and have not recorded a net liability for federal or state income taxes in any of the periods included in the accompanying financial statements. However, we are presently an international taxpayer and have recorded a net expense of $0.1 million and a net benefit of $0.1 million for international income taxes for the three months ended March 31, 2014 and 2013, respectively.

We experienced an ownership change within the provisions of Internal Revenue Code ("IRC") Section 382 in 2008, 2010 and 2012. Consequently, an analysis of the annual limitation on the utilization of our net operating losses ("NOLs") was performed in accordance with IRC Section 382, and it was determined that IRC Section 382 will not limit the use of our NOLs in full over the carryover period. We will continue to monitor trading activity in our shares which may cause an additional ownership change which could ultimately affect our ability to fully utilize our existing tax NOL carryforwards.

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

The following table reconciles basic and diluted weighted average common shares outstanding for the three months ended March 31, 2014 and 2013 (in thousands, except for loss per share):

	Three Months Ended
	March 31,
	2014	2013
Weighted average common shares outstanding:
Basic	223,207	215,634
Dilutive common stock options (1)	—	—
Diluted	223,207	215,634

Basic and diluted net loss per share attributable to common stockholders	$(0.44)	$(0.54)

(1)
Stock options and unvested stock of 14.5 million shares and 18.6 million shares for the three months ended March 31, 2014 and 2013, respectively, representing securities that could potentially dilute basic EPS in the future were not included in the diluted net loss per share computations because their effect would have been anti-dilutive.

NOTE 11—STOCK-BASED COMPENSATION

We have granted stock, restricted stock, phantom stock and options to purchase common stock to employees, consultants and outside directors under the Cheniere Energy, Inc. Amended and Restated 1997 Stock Option Plan (the "1997 Plan"), Amended and Restated 2003 Stock Incentive Plan, as amended (the "2003 Plan"), and 2011 Incentive Plan, as amended (the "2011 Plan"). We recognize our stock-based payments to employees in the consolidated financial statements based on their fair values at the date of grant. The calculated fair value is recognized as expense (net of any capitalization) over the requisite service period, net of estimated forfeitures, using the straight-line or accelerated recognition methods.

The 1997 Plan provides for the issuance of stock options to purchase up to 5.0 million shares of our common stock, all of which have been granted. Non-qualified stock options were granted to employees, contract service providers and outside directors. The 2003 Plan and 2011 Plan provide for the issuance of 21.0 million shares and 35.0 million shares, respectively, of our common stock that may be in the form of non-qualified stock options, incentive stock options, purchased stock, restricted (non-vested) stock, bonus (unrestricted) stock, stock appreciation rights, phantom stock and other stock-based performance awards deemed by the Compensation Committee of our Board of Directors (the "Compensation Committee") to be consistent with the purposes of the 2003 Plan and 2011 Plan.

For the three months ended March 31, 2014 and 2013, the total stock-based compensation expense, net of capitalization, recognized in our net loss was $35.9 million and $63.7 million, respectively, and for the same periods we capitalized as part of the cost of capital assets $1.8 million and $2.3 million, respectively.

The total unrecognized compensation cost at March 31, 2014 relating to non-vested stock-based compensation arrangements granted under the 1997 Plan, 2003 Plan and 2011 Plan was $207.0 million, which is expected to be recognized over a weighted average period of 3.0 years.

We received $3.7 million and zero of proceeds from the exercise of stock options in the three months ended March 31, 2014 and 2013, respectively.

During the three months ended March 31, 2014, we recognized $10.8 million of shared-based compensation expense related to the modification of long-term commercial bonus awards resulting from an employee termination.

Long-Term Commercial Bonus Awards under the 2011-2013 Bonus Plan

In July 2012, we met the criteria to determine the long-term commercial bonus pool that was established by the Compensation Committee in the 2011-2013 Bonus Plan in relation to Trains 1 and 2 of the Sabine Pass Liquefaction Project. In August 2012, the Compensation Committee approved a long-term commercial bonus pool, which consisted of approximately $60 million in cash awards and 10 million restricted shares of common stock to be issued under the 2011 Plan. The first restricted stock award installment vested in August 2012 when Sabine Pass Liquefaction issued its full notice to proceed ("NTP") to Bechtel Oil, Gas and Chemicals, Inc. ("Bechtel") under the lump sum turnkey contract Sabine Pass Liquefaction entered into with Bechtel for the engineering, procurement and construction of Trains 1 and 2 of the Sabine Pass Liquefaction Project. The restricted stock awards vest in five installments as follows:

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

On May 28, 2013, the first performance milestone was achieved when Sabine Pass Liquefaction completed the financing for, and issued notice to proceed with construction under, the lump sum turnkey contract that Sabine Pass Liquefaction entered into with Bechtel for the engineering, procurement and construction of Trains 3 and 4 of the Sabine Pass Liquefaction Project (the "EPC Contract (Trains 3 and 4)"). Following certification of the achievement of the performance milestone by a subcommittee of the Compensation Committee, 30% of the Milestone Awards vested. The remaining Milestone Awards will vest based on the achievement of the following performance milestones:

•	20% upon payment of 60% of the original contract price of the EPC Contract (Train 3 and Train 4);

•	20% upon substantial completion, as defined in the EPC Contract (Trains 3 and 4), of Train 4 of the Sabine Pass Liquefaction Project; and

•	30% on the first anniversary of substantial completion of Train 4 of the Sabine Pass Liquefaction Project.
NOTE 12—BUSINESS SEGMENT INFORMATION

We have two reportable segments: LNG terminal business and LNG and natural gas marketing business. We determine our reportable segments by identifying each segment that engaged in business activities from which it may earn revenues and incur expenses, had operating results regularly reviewed by the entities' chief operating decision maker for purposes of resource allocation and performance assessment, and had discrete financial information.

We own and operate the Sabine Pass LNG terminal located on the Sabine Pass shipping channel in Louisiana through our ownership interest in and management agreements with Cheniere Partners. We own 100% of the general partner interest in Cheniere Partners and 84.5% of Cheniere Holdings, which owns a 55.9% limited partner interest in Cheniere Partners. We are developing a natural gas liquefaction facility near Corpus Christi, Texas. The Sabine Pass LNG terminal includes existing infrastructure of five LNG storage tanks with capacity of approximately 16.9 Bcfe, two docks that can accommodate vessels with capacity of up to 265,000 cubic meters, vaporizers with regasification capacity of approximately 4.0 Bcf/d and pipeline facilities interconnecting the Sabine Pass LNG terminal with a number of large interstate pipelines. Cheniere Partners is developing and constructing the Sabine Pass Liquefaction Project at the Sabine Pass LNG terminal adjacent to the existing regasification facilities.

Our LNG and natural gas marketing reporting segment consists of Cheniere Marketing, LLC ("Cheniere Marketing") marketing LNG and natural gas on its own behalf and assisting Cheniere Investments in an effort to utilize the regasification capacity held at the Sabine Pass LNG terminal.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

The following table summarizes revenues (losses), loss from operations and total assets for each of our reporting segments (in thousands):

	Segments
	LNG Terminal	LNG & Natural Gas Marketing	Corporate and Other (1)	Total Consolidation
As of or for the Three Months Ended March 31, 2014
Revenues (losses) (2)	$67,191	$2,832	$(2,473)	$67,550
Intersegment revenues (losses) (3) (4)	772	2,174	(2,946)	—
Depreciation, depletion and amortization	14,406	152	917	15,475
Loss from operations	(7,516)	(11,594)	(28,502)	(47,612)
Interest expense, net	(40,373)	—	103	(40,270)
Loss before income taxes and non-controlling interest (5)	(77,354)	(11,727)	(33,172)	(122,253)
Stock-based compensation	3,050	6,510	28,138	37,698
Goodwill	76,819	—	—	76,819
Total assets	8,520,986	62,955	940,675	9,524,616
Expenditures for additions to long-lived assets	659,779	314	25,911	686,004

As of or for the Three Months Ended March 31, 2013
Revenues (losses) (2)	$66,630	$(1,157)	$433	$65,906
Intersegment revenues (losses) (3) (4)	569	(592)	23	—
Depreciation, depletion and amortization	14,380	249	484	15,113
Loss from operations	(5,824)	(20,667)	(40,963)	(67,454)
Interest expense, net	(51,916)	—	11,654	(40,262)
Loss before income taxes and non-controlling interest (5)	(74,882)	(20,656)	(29,171)	(124,709)
Stock-based compensation	6,288	11,063	48,661	66,012
Goodwill	76,819	—	—	76,819
Total assets	6,377,204	59,703	144,912	6,581,819
Expenditures for additions to long-lived assets	556,575	—	607	557,182

(1)
Includes corporate activities, oil and gas exploration, development and exploitation, strategic activities and certain intercompany eliminations. These activities have been included in the corporate and other column due to the lack of a material impact that these activities have on our consolidated financial statements.

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

(3)
Intersegment revenues primarily related to our LNG terminal segment are from tug revenues from Cheniere Marketing. These LNG terminal segment intersegment revenues are eliminated with intersegment losses in our Consolidated Statements of Operations.

(4)
Intersegment revenues (losses) related to our LNG and natural gas marketing segment are primarily a result of  international revenue allocations using a cost plus transfer pricing methodology and from Cheniere Marketing's tug costs. These LNG and natural gas marketing segment intersegment revenues (losses) are eliminated with intersegment revenues (losses) in our Consolidated Statements of Operations.

x

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

(5)
Items to reconcile loss from operations and loss before income taxes and non-controlling interest include consolidated other income (expense) amounts as presented on our Consolidated Statements of Operations primarily related to our LNG terminal segment.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION AND DISCLOSURES OF NON-CASH TRANSACTIONS

The following table provides supplemental disclosure of cash flow information (in thousands):

	Three Months Ended March 31,
	2014	2013
Cash paid during the year for interest, net of amounts capitalized and deferred	$16,567	$—
LNG terminal costs funded with accounts payable and accrued liabilities	66,241	180,084

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
All of these types of statements, other than statements of historical fact, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "should," "expect," "plan," "project," "intend," "anticipate," "believe," "estimate," "predict," "potential," "pursue," "target," "continue," the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements due to factors described in this quarterly report and in the other reports and other information that we file with the Securities and Exchange Commission ("SEC"). These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. Other than as required under the securities laws, we assume no obligation to update or revise these forward-looking statements or provide reasons why actual results may differ.

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

Overview of Business

Cheniere Energy, Inc. (NYSE MKT: LNG), a Delaware corporation, is a Houston-based energy company primarily engaged in LNG-related businesses. We own and operate the Sabine Pass LNG terminal in Louisiana through our ownership interest in and management agreements with Cheniere Energy Partners, L.P. ("Cheniere Partners") (NYSE MKT: CQP), which is a publicly traded limited partnership that we created in 2007. We own 100% of the general partner interest in Cheniere Partners and 84.5% of Cheniere Energy Partners LP Holdings, LLC ("Cheniere Holdings") (NYSE MKT: CQH), which is a publicly traded limited liability company that owns a 55.9% limited partner interest in Cheniere Partners.

We formed Cheniere Holdings in 2013 to hold our limited partner interests in Cheniere Partners. In December 2013, Cheniere Holdings completed an initial public offering of 36.0 million common shares at $20.00 per common share (the "Cheniere Holdings Offering").

The Sabine Pass LNG terminal is located on the Sabine Pass deep water shipping channel less than four miles from the Gulf Coast. The Sabine Pass LNG terminal has operational regasification facilities owned by Cheniere Partners' wholly owned subsidiary, Sabine Pass LNG, L.P. ("Sabine Pass LNG"), that includes existing infrastructure of five LNG storage tanks with capacity of approximately 16.9 Bcfe, two docks that can accommodate vessels with capacity of up to 265,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d. Cheniere Partners is developing and constructing natural gas liquefaction facilities (the "Sabine Pass Liquefaction Project") at the Sabine Pass LNG terminal adjacent to the existing regasification facilities through a wholly owned subsidiary, Sabine Pass Liquefaction, LLC ("Sabine Pass Liquefaction"). Cheniere Partners plans to construct up to six Trains, which are in various stages of development. Each Train is expected to have nominal production capacity of approximately 4.5 million tonnes per annum ("mtpa"). Cheniere Partners also owns the 94-mile Creole Trail Pipeline through a wholly owned subsidiary, Cheniere Creole Trail Pipeline, L.P. ("CTPL"), which interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines. One of our subsidiaries, Cheniere Marketing, LLC ("Cheniere Marketing"), is engaged in the LNG and natural gas marketing business and is seeking to develop a portfolio of long-term, short-term and spot LNG purchase and sale agreements. Cheniere Marketing has entered into an LNG Sale and Purchase Agreement ("SPA") with Sabine Pass Liquefaction to purchase, at Cheniere Marketing's option, up to 104,000,000 MMBtu/yr of LNG.

We are developing a second natural gas liquefaction and export facility near Corpus Christi, Texas (the "Corpus Christi Liquefaction Project"). As currently contemplated, the proposed Corpus Christi Liquefaction LNG terminal would be designed for up to three Trains, with expected aggregate nominal production capacity of approximately 13.5 mtpa of LNG, three LNG storage tanks with capacity of 10.1 Bcfe and two docks that can accommodate vessels with capacity of up to 267,000 cubic meters.

We are also in various stages of developing other projects, which, among other things, will require acceptable commercial and financing arrangements before we make a final investment decision.

Overview of Significant Events

Our significant accomplishments since January 1, 2014 and through the filing date of this Form 10-Q include the following:

•
In April 2014, our wholly owned subsidiary, Corpus Christi Liquefaction, LLC ("Corpus Christi Liquefaction"), entered into two SPAs with Endesa S.A. ("Endesa") under which Endesa has agreed to purchase a total of 117.3 million MMBtu of LNG per year (approximately 2.25 mtpa) upon the commencement of operations from the Corpus Christi Liquefaction Project.

•
In April 2014, Sabine Pass Liquefaction entered into a $325.0 million senior letter of credit and reimbursement agreement (the "Sabine Pass Liquefaction LC Agreement") that it intends to use for the issuance of letters of credit on behalf of Sabine Pass Liquefaction for certain working capital requirements related to the Sabine Pass Liquefaction Project.

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
•Cheniere Holdings through distributions from Cheniere Partners; and
•Cheniere through existing unrestricted cash, services fees from Cheniere Holdings, Cheniere Partners and its other subsidiaries, distributions from our investments in Cheniere Holdings and Cheniere Partners and operating cash flows from our LNG and natural gas marketing business. In addition, we expect to finance the construction costs of the Corpus
Christi Liquefaction Project from one or more of the following: project financing, debt and equity offerings and operating cash flow.

As of March 31, 2014, we had cash and cash equivalents of $914.6 million available to Cheniere. In addition, we had current and non-current restricted cash and cash equivalents of $850.2 million (which included current and non-current restricted cash and cash equivalents available to Cheniere Partners, Sabine Pass Liquefaction and Sabine Pass LNG) designated for the following purposes: $294.4 million for the Sabine Pass Liquefaction Project; $76.7 million for CTPL; $129.1 million for interest payments related to the Sabine Pass LNG Senior Notes described below; and $350.0 million for other restricted purposes.

Cheniere Holdings

Cheniere Holdings was formed by us to hold our Cheniere Partners limited partner interests, thereby allowing us to segregate our lower risk, stable, cash flow generating assets from our higher risk, early stage development projects and marketing activities. As of March 31, 2014, we had an 84.5% direct ownership interest in Cheniere Holdings. We receive dividends on our Cheniere Holdings shares from the distributions that Cheniere Holdings receives from Cheniere Partners, and we receive management fees for managing Cheniere Holdings. For the three months ended March 31, 2014, we received $3.3 million in dividends on our Cheniere Holdings common shares and $0.1 million of management fees from Cheniere Holdings.

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

Prior to the Cheniere Holdings Offering, we received quarterly equity distributions from Cheniere Partners related to our limited partner and 2% general partner interests. We will continue to receive quarterly equity distributions from Cheniere Partners related to our 2% general partner interest, and we receive fees for providing services to Cheniere Partners, Sabine Pass LNG, Sabine Pass Liquefaction and CTPL. During the three months ended March 31, 2014, we received $0.5 million in distributions on our general partner interest and $40.0 million in total service fees, from Cheniere Partners, Sabine Pass LNG, Sabine Pass Liquefaction and CTPL.

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

Cheniere Partners' Class B units are subject to conversion, mandatorily or at the option of the Class B unitholders under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. The Cheniere Partners Class B units are not entitled to cash distributions except in the event of a liquidation of Cheniere Partners, a merger, consolidation or other combination of Cheniere Partners with another person or the sale of all or substantially all of the assets of Cheniere Partners. On a quarterly basis beginning on the initial purchase of the Class B units and ending on the conversion date of the Class B units, the conversion value of the Class B units increases at a compounded rate of 3.5% per quarter, subject to an additional upward adjustment for certain equity and debt financings. The accreted conversion ratio of the Class B units owned by Cheniere Holdings and Blackstone CQP Holdco LP ("Blackstone") was 1.27 and 1.25, respectively, as of March 31, 2014. We expect the Class B units to mandatorily convert into common units within 90 days of the substantial completion date of Train 3 of the Sabine Pass Liquefaction Project, which Cheniere Partners currently expects to occur before March 31, 2017. If the Class B units are not mandatorily converted by July 2019, the holders of the Class B units have the option to convert the Class B units into common units at that time.

LNG Terminal Business

Sabine Pass LNG Terminal

Regasification Facilities

The Sabine Pass LNG terminal has operational regasification capacity of approximately 4.0 Bcf/d and aggregate LNG storage capacity of approximately 16.9 Bcfe. Approximately 2.0 Bcf/d of the regasification capacity at the Sabine Pass LNG terminal has been reserved under two long-term third-party terminal use agreements ("TUAs"), under which Sabine Pass LNG's customers are required to pay fixed monthly fees, whether or not they use the LNG terminal.  Each of Total Gas & Power North America, Inc. ("Total") and Chevron U.S.A. Inc. ("Chevron") has reserved approximately 1.0 Bcf/d of regasification capacity and is obligated to make monthly capacity payments to Sabine Pass LNG aggregating approximately $125 million annually for 20 years that commenced in 2009.  Total S.A. has guaranteed Total's obligations under its TUA up to $2.5 billion, subject to certain exceptions, and Chevron Corporation has guaranteed Chevron's obligations under its TUA up to 80% of the fees payable by Chevron.

The remaining approximately 2.0 Bcf/d of capacity has been reserved under a TUA by Sabine Pass Liquefaction. Sabine Pass Liquefaction is obligated to make monthly capacity payments to Sabine Pass LNG aggregating approximately $250 million annually, continuing until at least 20 years after Sabine Pass Liquefaction delivers its first commercial cargo at the Sabine Pass Liquefaction Project.

Under each of these TUAs, Sabine Pass LNG is entitled to retain 2% of the LNG delivered to the Sabine Pass LNG terminal.

Liquefaction Facilities

The Sabine Pass Liquefaction Project is being developed and constructed at the Sabine Pass LNG terminal adjacent to the existing regasification facilities. We commenced construction of Trains 1 and 2 and the related new facilities needed to treat, liquefy, store and export natural gas in August 2012. Construction of Trains 3 and 4 and the related facilities commenced in May 2013. We are developing Trains 5 and 6 and commenced the regulatory approval process for these Trains in February 2013.

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

As of March 31, 2014, the overall project completion for Trains 1 and 2 and Trains 3 and 4 of the Sabine Pass Liquefaction Project were approximately 63% and 27%, respectively, which are ahead of the contractual schedule. Based on our current construction schedule, we anticipate that Train 1 will produce LNG as early as late 2015, and Trains 2, 3 and 4 are expected to commence operations on a staggered basis thereafter.

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

In addition, Cheniere Marketing has entered into an SPA with Sabine Pass Liquefaction to purchase, at Cheniere Marketing's option, up to 104,000,000 MMBtu/yr of LNG. Sabine Pass Liquefaction has the right each year during the term of the SPA to reduce the annual contract quantity based on its assessment of how much LNG it can produce in excess of that required for other customers. Cheniere Marketing may purchase incremental LNG volumes at a price of 115% of Henry Hub plus up to $3.00 per MMBtu for the most profitable 36,000,000 MMBtu of cargoes sold each year by Cheniere Marketing, and then 20% of net profits of the remaining 68,000,000 MMBtu sold each year by Cheniere Marketing.

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

Construction

Trains 1 through 4 are being designed, constructed and commissioned by Bechtel Oil, Gas and Chemicals, Inc. ("Bechtel"). Sabine Pass Liquefaction entered into lump sum turnkey contracts with Bechtel for the engineering, procurement and construction of Train 1 and Train 2 (the "EPC Contract (Trains 1 and 2)") and Train 3 and Train 4 (the "EPC Contract (Trains 3 and 4)") under which Bechtel charges a lump sum for all work performed and generally bears project cost risk unless certain specified events occur, in which case Bechtel may cause Sabine Pass Liquefaction to enter into a change order, or Sabine Pass Liquefaction agrees with Bechtel to a change order.

The total contract price of the EPC Contract (Trains 1 and 2) and the total contract price of the EPC Contract (Trains 3 and 4) are approximately $4.1 billion and $3.7 billion, respectively, reflecting amounts incurred under change orders through March 31, 2014. Total expected capital costs for Trains 1 through 4 are estimated to be between $9.0 billion and $10.0 billion before financing costs and between $12.0 billion and $13.0 billion after financing costs, including, in each case, estimated owner's costs and contingencies.

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

Capital Resources

We currently expect that Sabine Pass Liquefaction's capital resources requirements with respect to Trains 1 through 4 of the Sabine Pass Liquefaction Project will be financed through one or more of the following: borrowings, equity contributions from Cheniere Partners and cash flows under the SPAs. We believe that with the net proceeds of borrowings, unfunded commitments under the 2013 Liquefaction Credit Facilities (as defined below) and cash flows from operations, we will have adequate financial resources available to complete Trains 1 through 4 of the Sabine Pass Liquefaction Project and to meet our currently anticipated capital, operating and debt service requirements. We currently project that Sabine Pass Liquefaction will generate cash flow by late 2015, when Train 1 of the Sabine Pass Liquefaction Project is anticipated to achieve initial LNG production.

Senior Secured Notes

As of March 31, 2014, subsidiaries of Cheniere Partners had five series of senior secured notes outstanding (collectively, the "Senior Notes"):

•	$1.7 billion of 7.50% Senior Secured Notes due 2016 issued by Sabine Pass LNG (the "2016 Notes");

•	$0.4 billion of 6.50% Senior Secured Notes due 2020 issued by Sabine Pass LNG (the "2020 Notes" and collectively with the 2016 Notes, the "Sabine Pass LNG Senior Notes");

•	$2.0 billion of 5.625% Senior Secured Notes due 2021 (the "2021 Sabine Pass Liquefaction Senior Notes");

•	$1.0 billion of 6.250% Senior Secured Notes due 2022 (the "2022 Sabine Pass Liquefaction Senior Notes"); and

•
$1.0 billion of 5.625% Senior Secured Notes due 2023 (the "2023 Sabine Pass Liquefaction Senior Notes") (collectively with the 2021 Sabine Pass Liquefaction Senior Notes and the 2022 Sabine Pass Liquefaction Senior Notes, the "Sabine Pass Liquefaction Senior Notes").

Interest on the Senior Notes is payable semi-annually in arrears. Subject to permitted liens, the Sabine Pass LNG Senior Notes are secured on a pari passu first-priority basis by a security interest in all of Sabine Pass LNG's equity interests and substantially all of Sabine Pass LNG's operating assets. The Sabine Pass Liquefaction Senior Notes are secured on a first-priority basis by a security interest in all of the membership interests in Sabine Pass Liquefaction and substantially all of Sabine Pass Liquefaction's assets.

Sabine Pass LNG may redeem all or part of its 2016 Notes at any time at a redemption price equal to 100% of the principal plus any accrued and unpaid interest plus the greater of:
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

At any time prior to November 1, 2020, with respect to the 2021 Sabine Pass Liquefaction Senior Notes; December 15, 2021, with respect to the 2022 Sabine Pass Liquefaction Senior Notes; or January 15, 2023, with respect to the 2023 Sabine Pass Liquefaction Senior Notes, Sabine Pass Liquefaction may redeem all or part of the Sabine Pass Liquefaction Senior Notes at a redemption price equal to the "make-whole" price set forth in the common indenture governing the Sabine Pass Liquefaction Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption. Sabine Pass Liquefaction may also at any time on or after November 1, 2020, with respect to the 2021 Sabine Pass Liquefaction Senior Notes; December 15, 2021, with respect to the 2022 Sabine Pass Liquefaction Senior Notes; or January 15, 2023, with respect to the 2023 Sabine Pass Liquefaction Senior Notes, redeem all or part of the Sabine Pass Liquefaction Senior Notes at a redemption price equal to 100% of the principal amount of the Sabine Pass Liquefaction Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

Under the indentures governing the Sabine Pass LNG Senior Notes, except for permitted tax distributions, Sabine Pass LNG may not make distributions until, among other requirements, deposits are made into debt service reserve accounts and a fixed charge coverage ratio test of 2:1 is satisfied. Under the common indenture governing the Sabine Pass Liquefaction Senior Notes, Sabine Pass Liquefaction may not make any distributions until, among other requirements, substantial completion of Trains 1 and 2 has occurred, deposits are made into debt service reserve accounts and a debt service coverage ratio test of 1.25:1.00 is satisfied.

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

2013 Liquefaction Credit Facilities

Sabine Pass Liquefaction has four credit facilities with available commitments aggregating $4.9 billion ("2013 Liquefaction Credit Facilities"), which will be used to fund a portion of the costs of developing, constructing and placing into operation Trains 1 through 4 of the Sabine Pass Liquefaction Project. The principal of the loans made under the 2013 Liquefaction Credit Facilities must be repaid in quarterly installments, commencing with the earlier of the last day of the first full calendar quarter after the Train 4 completion date, as defined in the 2013 Liquefaction Credit Facilities, or September 30, 2018. Loans under the 2013 Liquefaction Credit Facilities bear interest at a variable rate per annum equal to, at Sabine Pass Liquefaction's election, the London Interbank Offered Rate ("LIBOR") plus the applicable margin. The applicable margins for LIBOR loans range from 2.3% to 3.0% prior to the completion of Train 4 and from 2.3% to 3.25% after such completion, depending on the applicable 2013 Liquefaction Credit Facility. The 2013 Liquefaction Credit Facilities also require Sabine Pass Liquefaction to pay a commitment fee calculated at a rate per annum equal to 40% of the applicable margin for LIBOR loans, multiplied by the average daily amount of undrawn commitments. Interest on LIBOR loans and the commitment fees are due and payable at the end of each LIBOR period and quarterly, respectively.

CTPL Credit Facility

CTPL has a $400.0 million term loan facility ("CTPL Credit Facility"), which is being used to fund modifications to the Creole Trail Pipeline and for general business purposes. Loans under the CTPL Credit Facility bear interest at a variable rate per annum equal to, at CTPL's election, LIBOR or the base rate, plus the applicable margin. The applicable margin for LIBOR loans under the CTPL Credit Facility is 3.25%. The CTPL Credit Facility matures in 2017 when the full amount of the outstanding principal obligations must be repaid.

Sabine Pass Liquefaction LC Agreement

Sabine Pass Liquefaction has entered into the Sabine Pass Liquefaction LC Agreement which it intends to use for the issuance of letters of credit on behalf of Sabine Pass Liquefaction for certain working capital requirements related to the Sabine Pass Liquefaction Project.  Sabine Pass Liquefaction will pay (a) a commitment fee in an amount equal to an annual rate of 0.75% of an amount equal to the unissued portion of letters of credit available pursuant to the Sabine Pass Liquefaction LC Agreement and (b) a letter of credit fee equal to an annual rate of 2.5% of the undrawn portion of all letters of credit issued under the Sabine Pass Liquefaction LC Agreement. If draws are made upon any letters of credit issued under the Sabine Pass Liquefaction LC Agreement, the amount of the draw will be deemed a loan issued to Sabine Pass Liquefaction.  Sabine Pass Liquefaction is required to pay the full amount of this loan on or prior to the business day immediately succeeding the deemed issuance of the loan.  These loans bear interest at a rate of 2.0% plus the base rate as defined in the Sabine Pass Liquefaction LC Agreement.

Corpus Christi LNG Terminal

Liquefaction Facilities

In September 2011, we formed Corpus Christi Liquefaction to develop a natural gas liquefaction facility near Corpus Christi, Texas on over 1,000 acres of land that we own or control. As currently contemplated, the proposed Corpus Christi Liquefaction LNG terminal would be designed for up to three Trains, each with an expected nominal production capacity of approximately 4.5 mtpa of LNG, three LNG storage tanks with capacity of 10.1 Bcfe and two docks that can accommodate vessels with capacity of up to 267,000 cubic meters. In August 2012, Corpus Christi Liquefaction filed an application with the FERC for authorization to site, construct and operate the Corpus Christi Liquefaction Project. Simultaneously, Cheniere Marketing filed an application with the DOE to export up to 15 mtpa of domestically produced LNG to FTA and non-FTA countries from the proposed Corpus Christi Liquefaction Project. In October 2012, the DOE granted Cheniere Marketing authority to export 15 mtpa of domestically produced LNG to FTA countries from the proposed Corpus Christi Liquefaction Project.

Customers

Corpus Christi Liquefaction has entered into three fixed price, 20-year SPAs with third parties with an annual contract quantity that in the aggregate equate to approximately 3 mtpa of LNG. Under these three SPAs, the customers will purchase LNG from Corpus Christi Liquefaction for a price consisting of a fixed fee of $3.50 plus 115% of Henry Hub per MMBtu of LNG. Expected annual contracted cash flow from fixed fees is approximately $550 million if we make a positive final investment decision with respect to the first Train, with the applicable fixed fees starting from the commencement of commercial operations of the first Train. In certain circumstances, the customers may elect to cancel or suspend deliveries of LNG cargoes, in which case the customers would still be required to pay the fixed fee with respect to cargoes that are not delivered. A portion of the fixed fee will be subject to annual adjustment for inflation. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA commences upon the start of operations of the first Train.

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

Pipeline Facilities

In conjunction with the Corpus Christi Liquefaction Project, we filed an application with the FERC in August 2012 for authorization to site, construct and operate 23 miles of 48" pipeline that would interconnect the Corpus Christi Liquefaction Project with several inter- and intrastate natural gas pipelines (the "Corpus Christi Pipeline"). The pipeline is designed to transport 2.25 Bcf/d of feed and fuel gas required by the Corpus Christi Liquefaction Project from the existing natural gas pipeline grid.

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

•
the Cheniere Marketing SPA, with the right to purchase, at Cheniere Marketing's option, up to 104,000,000 MMBtu/yr of LNG from Sabine Pass Liquefaction, to the extent Sabine Pass Liquefaction is able to produce LNG in excess of that required for other customers: Cheniere Marketing may purchase LNG at a price of 115% of Henry Hub plus up to $3.00 per MMBtu for the most profitable 36,000,000 MMBtu of cargoes sold each year by Cheniere Marketing; and then 20% of net profits of the remaining 68,000,000 MMBtu sold each year by Cheniere Marketing; and

•
three LNG vessel time charters with subsidiaries of two ship owners, Dynagas, Ltd. ("Dynagas") and Teekay LNG Operating LLC ("Teekay"). The annual payments for the vessel charters are approximately $92 million. The charters have an initial term of 5 years with the option to renew with Dynagas for a 2-year extension with similar terms as the initial term. Cheniere Marketing expects to receive delivery of the vessel from Dynagas in June 2015 and the vessels from Teekay in January 2016 and June 2016.

Corporate and Other Activities

We are required to maintain corporate general and administrative functions to serve our business activities described above.

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the three months ended March 31, 2014 and 2013. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Three Months Ended March 31,
	2014	2013
Sources of cash and cash equivalents
Use of restricted cash and cash equivalents	$795,601	$463,617
Proceeds from exercise of stock options	3,691	—
Proceeds from issuances of long-term debt	—	1,500,000
Proceeds from sale of common units by Cheniere Partners	—	365,000
Other	44	—
Total sources of cash and cash equivalents	799,336	2,328,617

Uses of cash and cash equivalents
Property, plant and equipment, net	(773,376)	(464,608)
Distributions to non-controlling interest	(19,786)	(11,698)
Operating cash flow	(18,219)	(13,219)
Debt issuance and deferred financing costs	(13,957)	(34,986)
Payments related to tax withholdings for stock-based compensation	(7,742)	(460)
Investment in restricted cash and cash equivalents	—	(1,818,313)
Investment in Cheniere Partners	—	(7,449)
Other	(12,495)	(1,554)
Total uses of cash and cash equivalents	(845,575)	(2,352,287)

Net decrease in cash and cash equivalents	(46,239)	(23,670)
Cash and cash equivalents—beginning of period	960,842	201,711
Cash and cash equivalents—end of period	$914,603	$178,041

Use of Restricted Cash and Cash Equivalents

In the three months ended March 31, 2014, we used $795.6 million of restricted cash and cash equivalents for investing and financing activities. This use of restricted cash and cash equivalents is primarily a result of the use of $761.9 million of restricted cash and cash equivalents primarily related to the construction of the first four Trains of the Sabine Pass Liquefaction Project and the use of $33.7 million of restricted cash and cash equivalents primarily related to the payment of commitment fees for the 2013 Liquefaction Credit Facilities and the payment of distributions to non-controlling interest. In the three months ended March 31, 2013, we used $463.6 million of restricted cash and cash equivalents for investing activities related to the construction of Trains 1 and 2 of the Sabine Pass Liquefaction Project.

Proceeds from Debt Issuances and Credit Facilities and Debt Issuance and Deferred Financing Costs

In February 2013, Sabine Pass Liquefaction issued an aggregate principal amount of $1.5 billion, before premium, of the 2021 Sabine Pass Liquefaction Senior Notes. Net proceeds from this offering are being used to pay a portion of the capital costs incurred in connection with the construction of the Sabine Pass Liquefaction Project. Debt issuance costs in the three months ended March 31, 2013 relate to up-front fees paid by Sabine Pass Liquefaction upon the closing of the $1.5 billion of 2021 Sabine Pass Liquefaction Senior Notes issued in February 2013. Debt issuance costs in the three months ended March 31, 2014, relate primarily to the payment of commitment fees for the 2013 Liquefaction Credit Facilities.

Proceeds from sale of Common Units by Cheniere Partners

The proceeds from the sale of partnership common units in the three months ended March 31, 2013 related to a February 2013 common unit purchase agreement with institutional investors to sell 17.6 million common units for net proceeds, after deducting expenses of $365.0 million. Cheniere Partners used the proceeds from this offering to purchase 100% of the equity interests in Cheniere Pipeline GP Interests, LLC held by Cheniere Pipeline Company, and the limited partner interest in CTPL held by Grand Cheniere Pipeline, LLC (the "Creole Trail Pipeline Business").

Distributions to Non-controlling Interest

During the three months ended March 31, 2014 and 2013, Cheniere Partners distributed $19.8 million and $11.7 million, respectively, to its non-affiliated common unitholders.

Operating Cash Flow

Net cash used in operations was $18.2 million in the three months ended March 31, 2014. Operating cash inflows related primarily to fixed monthly fees paid by our third-party TUA customers. The decrease in cash flow from operations in the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily related to cash paid for LNG inventory to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal. Net cash used in operations was $13.2 million in the three months ended March 31, 2013, primarily related to general administrative overhead costs, pipeline operations costs and LNG and natural gas marketing overhead costs.

Investment in restricted cash and cash equivalents

In the three months ended March 31, 2013, we invested $1,818.3 million investment in restricted cash and cash equivalents related to the net proceeds from the 2021 Sabine Pass Liquefaction Senior Notes and the sale of common units by Cheniere Partners as described above.

Investment in Cheniere Partners

In the three months ended March 31, 2013, we invested $7.4 million in Cheniere Partners related to the purchase of Class B units and general partner units.

Issuance of Common Stock

 During the three months ended March 31, 2014 and 2013, we issued 0.2 million and 18.0 million shares, respectively, of restricted stock to new and existing employees.

Results of Operations

Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013

Our consolidated net loss attributable to common stockholders was $97.8 million, or $0.44 per share (basic and diluted), in the three months ended March 31, 2014 compared to a net loss attributable to common stockholders of $117.1 million, or $0.54 per share (basic and diluted), in the three months ended March 31, 2013. This $19.3 million decrease in net loss was primarily a result of increased loss allocated to non-controlling interest, decreased general and administrative expense ("G&A Expense") and decreased LNG terminal development expense, which was partially offset by increased derivative loss. Loss allocated to non-controlling interest increased $17.0 million in the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily as a result of additional common unit offerings by Cheniere Partners to the public in 2013, and Cheniere Holdings' initial public offering of 36.0 million common shares that was completed in December 2013. G&A Expense decreased $12.0 million in the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily as a result of the timing of awards under bonus plans relating to the Sabine Pass Liquefaction Project. LNG terminal development expense decreased $5.0 million in the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily as a result of decreased costs related to the the Corpus Christi Liquefaction Project. Derivative loss increased $17.2 million in the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, primarily as a result of the change in fair value of Sabine Pass Liquefaction's interest rate derivatives to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2013 Liquefaction Credit Facilities.

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no "off-balance sheet arrangements" that may have a current or future material effect on our consolidated financial position or results of operations.

Summary of Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes.  There have been no significant changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Standards

There are currently no new accounting standards that have been issued that will have a significant impact on our financial position, results of operations or cash flows upon adoption.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our Consolidated Balance Sheets.

Marketing and Trading Commodity Price Risk

We have entered into certain derivative instruments to hedge the exposure to price risk attributable to future purchases of natural gas to be utilized as fuel to operate the Sabine Pass LNG terminal ("Fuel Derivatives"). We use one-day value at risk ("VaR") with a 95% confidence interval and other methodologies for market risk measurement and control purposes of our Fuel Derivatives. The VaR is calculated using the Monte Carlo simulation method. The table below provides information about our Fuel Derivatives that are sensitive to changes in natural gas prices and interest rates as of March 31, 2014 (in thousands, except for volume and price range data):

Hedge Description	Hedge Instrument	Contract Volume (MMBtu)	Price Range ($/MMBtu)	Final Hedge Maturity Date	Fair Value	VaR
Fuel Derivatives	Fixed price natural gas swaps	943,000	$3.855- $4.650	April 2015	$283	$26

Interest Rate Risk

We have entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2013 Liquefaction Credit Facilities ("Interest Rate Derivatives"). In order to test the sensitivity of the fair value of the Interest Rate Derivatives to changes in interest rates, management modeled a 10% change in the forward 1-month LIBOR curve across the full 7-year term of the Interest Rate Derivatives. The table below provides information about our Interest Rate Derivatives that are sensitive to changes in the forward 1-month LIBOR curve as of March 31, 2014:

Hedge Description	Hedge Instrument	Initial Notional Amount	Maximum Notional Amount	Fixed Interest Rate Range (%)	Final Hedge Maturity Date	Fair Value (in thousands)	10% Change in LIBOR (in thousands)
Interest Rate Derivatives	Interest rate swaps	$20.0 million	$3.6 billion	1.99	May 2020	$51,626	$30,090

ITEM 4.    CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of March 31, 2014, there were no pending legal matters that could reasonably be expected to have a material adverse impact on our consolidated results of operations, financial position or cash flows.
ITEM 5.    OTHER INFORMATION
Compliance Disclosure
Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended March 31, 2014, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Quarterly Report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 ("ITRA"). During the quarter ended March 31, 2014, we did not engage in any transactions with Iran or with persons or entities related to Iran.
Blackstone CQP Holdco LP, an affiliate of The Blackstone Group L.P. ("Blackstone"), is a holder of approximately 29% of the outstanding equity interests of Cheniere Partners and has three representatives on the Board of Directors of Cheniere Partners' general partner. Accordingly, Blackstone may be deemed an "affiliate" of Cheniere Partners, as that term is defined in Exchange Act Rule 12b-2. We have received notice from Blackstone that it may include in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 disclosures pursuant to ITRA regarding one of its portfolio companies that may be deemed to be an affiliate of Blackstone. Because of the broad definition of "affiliate" in Exchange Act Rule 12b-2, this portfolio company of Blackstone, through Blackstone's ownership of Cheniere Partners, may also be deemed to be an affiliate of ours.
We have received notice from Blackstone that Travelport Limited ("Travelport") has engaged in the following activities: as part of its global business in the travel industry, Travelport provides certain passenger travel-related GDS and airline IT services to Iran Air and airline IT services to Iran Air Tours. The gross revenues and net profits attributable to such activities during the quarter ended March 31, 2014 have not been reported by Travelport. Blackstone has informed us that Travelport intends to continue these business activities with Iran Air and Iran Air Tours as such activities are either exempt from applicable sanctions prohibitions or specifically licensed by the Office of Foreign Assets Control ("OFAC").

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00032 Intra-Plant Feed Gas Header and Jefferson Davis Electrical Distribution, dated January 9, 2014, (ii) the Change Order CO-00033 Revised EPC Agreement Attachments S & T, dated March 24, 2014 and (iii) the Change Order CO-00034 Greenfield/Brownfield Demarcation Adjustment, dated February 19, 2014 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 to Sabine Pass Liquefaction, LLC’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on May 1, 2014)

10.2
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00010 Insurance Provisional Sum Adjustment, dated January 23, 2014, (ii) the Change Order CO-00011 Additional Stage 2 GTGs, dated January 23, 2014, (iii) the Change Order CO-0012 Lien and Claim Waiver Modification, dated March 24, 2014 and (iv) the Change Order CO-00013 Revised Stage 2 EPC Agreement Attachments S&T, dated March 24, 2014 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.2 to Sabine Pass Liquefaction, LLC’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on May 1, 2014)

10.3*	Assignment and Amendment Agreement, dated April 7, 2014, among Endesa Generacion S.A., Endesa S.A. and Corpus Christi Liquefaction, LLC.

10.4*	Termination Agreement and Release, dated March 7, 2014, between H. Davis Thames and Cheniere Energy, Inc.

10.5*	Payment Deferral Agreement (O&M Agreement), dated March 27, 2014, between Cheniere Energy Investments, LLC and Cheniere LNG O&M Services, LLC.

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY, INC.

By:	/s/ Leonard Travis
Leonard Travis Vice President and Chief Accounting Officer (on behalf of the registrant and as principal accounting officer)
Date:	May 1, 2014