Form 10-Q
period 2014-06-30
CHENIERE ENERGY INC
filed 2014-07-31
CIK 3570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2014
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
238,084,517 shares of the registrant’s Common Stock, $0.003 par value, were issued and outstanding as of July 17, 2014.

CHENIERE ENERGY, INC.
TABLE OF CONTENTS

i

PART I.        FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2014	2013
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$889,887	$960,842
Restricted cash and cash equivalents	670,659	598,064
Accounts and interest receivable	4,175	4,486
LNG inventory	5,800	10,563
Prepaid expenses and other	20,963	17,225
Total current assets	1,591,484	1,591,180

Non-current restricted cash and cash equivalents	1,855,769	1,031,399
Property, plant and equipment, net	7,933,868	6,454,399
Debt issuance costs, net	259,716	313,944
Non-current derivative assets	20,236	98,123
Goodwill	76,819	76,819
Other	121,403	107,373
Total assets	$11,859,295	$9,673,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$30,205	$10,367
Accrued liabilities	320,918	186,552
Deferred revenue	26,639	26,593
Other	13,121	13,499
Total current liabilities	390,883	237,011

Long-term debt, net	8,987,850	6,576,273
Long-term deferred revenue	15,500	17,500
Other non-current liabilities	4,105	2,396

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value, 5.0 million shares authorized, none issued	—	—
Common stock, $0.003 par value
Authorized: 480.0 million shares at June 30, 2014 and December 31, 2013
Issued and outstanding: 238.1 million shares at June 30, 2014 and December 31, 2013	715	716
Treasury stock: 9.2 million shares and 9.0 million shares at June 30, 2014 and December 31, 2013, respectively, at cost	(189,646)	(179,826)
Additional paid-in-capital	2,533,119	2,459,699
Accumulated deficit	(2,400,645)	(2,100,907)
Total stockholders’ equity	(56,457)	179,682
Non-controlling interest	2,517,414	2,660,375
Total equity	2,460,957	2,840,057
Total liabilities and equity	$11,859,295	$9,673,237

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues
LNG terminal revenues	$66,841	$66,426	$133,260	$132,487
Marketing and trading revenues (losses)	324	416	981	(149)
Other	480	335	954	745
Total revenues	67,645	67,177	135,195	133,083

Operating costs and expenses
General and administrative expense	67,720	135,076	141,528	220,875
Depreciation	17,298	15,173	32,773	30,286
LNG terminal operating expense	29,409	31,068	43,096	46,327
LNG terminal development expense	15,263	22,081	27,375	39,168
Other	90	57	170	159
Total operating costs and expenses	129,780	203,455	244,942	336,815

Loss from operations	(62,135)	(136,278)	(109,747)	(203,732)

Other income (expense)
Interest expense, net	(43,789)	(42,016)	(84,059)	(82,278)
Loss on early extinguishment of debt	(114,335)	(80,510)	(114,335)	(80,510)
Derivative gain (loss), net	(60,178)	95,509	(94,859)	78,041
Other income (expense)	(189)	413	121	889
Total other expense	(218,491)	(26,604)	(293,132)	(83,858)

Loss before income taxes and non-controlling interest	(280,626)	(162,882)	(402,879)	(287,590)
Income tax provision	(84)	(1,022)	(176)	(942)
Net loss	(280,710)	(163,904)	(403,055)	(288,532)
Less: net loss attributable to non-controlling interest	(78,782)	(9,140)	(103,317)	(16,664)
Net loss attributable to common stockholders	$(201,928)	$(154,764)	$(299,738)	$(271,868)

Net loss per share attributable to common stockholders—basic and diluted	$(0.90)	$(0.71)	$(1.34)	$(1.26)

Weighted average number of common shares outstanding—basic and diluted	223,602	217,397	223,406	216,520

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net loss	$(280,710)	$(163,904)	$(403,055)	$(288,532)
Other comprehensive income (loss)
Loss on settlements of interest rate cash flow hedges retained in other comprehensive income	—	—	—	(30)
Change in fair value of interest rate cash flow hedges	—	—	—	21,297
Losses reclassified into earnings as a result of discontinuance of cash flow hedge accounting	—	5,973	—	5,973
Foreign currency translation	—	16	—	(24)
Total other comprehensive income	—	5,989	—	27,216
Comprehensive loss	(280,710)	(157,915)	(403,055)	(261,316)
Less: comprehensive loss attributable to non-controlling interest	(78,782)	(7,788)	(103,317)	(14,632)
Comprehensive loss attributable to common stockholders	$(201,928)	$(150,127)	$(299,738)	$(246,684)

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Total Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance—December 31, 2013	238,091	$716	8,970	$(179,826)	$2,459,699	$(2,100,907)	$—	$2,660,375	$2,840,057
Exercise of stock options	270	1	—	—	7,016	—	—	—	7,017
Issuances of restricted stock	446	1	—	—	(1)	—	—	—	—
Forfeitures of restricted stock	(554)	(2)	60	—	2	—	—	—	—
Stock-based compensation	—	—	—	—	66,317	—	—	—	66,317
Shares repurchased related to stock-based compensation	(190)	(1)	190	(9,820)	1	—	—	—	(9,820)
Excess tax benefit from stock-based compensation	—	—	—	—	85	—	—	—	85
Loss attributable to non-controlling interest	—	—	—	—	—	—	—	(103,317)	(103,317)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(39,644)	(39,644)
Net loss	—	—	—	—	—	(299,738)	—	—	(299,738)
Balance—June 30, 2014	238,063	$715	9,220	$(189,646)	$2,533,119	$(2,400,645)	$—	$2,517,414	$2,460,957

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities
Net loss attributable to common stockholders	$(299,738)	$(271,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Use of restricted cash and cash equivalents for certain operating activities	82,927	55,842
Loss on early extinguishment of debt	114,335	80,510
Depreciation	32,773	30,286
Amortization of debt issuance costs and discount	5,639	4,943
Stock-based compensation	62,013	176,123
Non-cash LNG inventory write-downs	14,978	13,599
Total (gains) losses on derivatives, net	94,859	(77,760)
Net cash from settlement of derivative instruments	(17,437)	(175)
Net loss attributable to non-controlling interest	(103,317)	(16,664)
Other	(1,826)	(2,021)
Changes in operating assets and liabilities:
Accounts and interest receivable	461	(23,250)
Accounts payable and accrued liabilities	22,856	25,173
LNG inventory	(14,376)	(12,310)
Deferred revenue	(1,955)	(1,955)
Prepaid expenses and other	(3,533)	(2,316)
Net cash used in operating activities	(11,341)	(21,843)

Cash flows from investing activities
Property, plant and equipment, net	(1,352,400)	(1,272,701)
Use of restricted cash and cash equivalents for the acquisition of property, plant and equipment	1,303,011	1,580,268
Investment in Cheniere Partners	—	(11,122)
Other	(5,894)	(7,479)
Net cash provided by (used in) investing activities	(55,283)	288,966

Cash flows from financing activities
Proceeds from issuances of long-term debt	2,584,500	3,504,478
Proceeds from sale of common units by Cheniere Partners	—	364,795
Investment in restricted cash and cash equivalents	(2,282,903)	(3,520,638)
Debt issuance and deferred financing costs	(85,367)	(228,882)
Distributions and dividends to non-controlling interest	(39,644)	(30,872)
Repayments of long-term debt	(177,000)	(100,000)
Payments related to tax withholdings for stock-based compensation	(9,218)	(71,913)
Proceeds from exercise of stock options	6,265	—
Other	(964)	11,119
Net cash used in financing activities	(4,331)	(71,913)

Net increase (decrease) in cash and cash equivalents	(70,955)	195,210
Cash and cash equivalents—beginning of period	960,842	201,711
Cash and cash equivalents—end of period	$889,887	$396,921

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements of Cheniere Energy, Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included. Certain reclassifications have been made to conform prior period information to the current presentation.  The reclassifications had no effect on our overall consolidated financial position, results of operations or cash flows. Unless the context requires otherwise, references to the “Company,” “Cheniere,” “we,” “us” and “our” refer to Cheniere Energy, Inc. and its consolidated subsidiaries, including our publicly traded subsidiaries, Cheniere Energy Partners, L.P. (“Cheniere Partners”) (NYSE MKT: CQP) and Cheniere Energy Partners LP Holdings, LLC (“Cheniere Holdings”) (NYSE MKT: CQH).

Results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2014.

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

Sabine Pass LNG, L.P. (“Sabine Pass LNG”) Senior Notes Debt Service Reserve

Sabine Pass LNG has consummated private offerings of an aggregate principal amount of $1,665.5 million, before discount, of 7.50% Senior Secured Notes due 2016 (the “2016 Sabine Pass LNG Senior Notes”) and $420.0 million of 6.50% Senior Secured Notes due 2020 (the “2020 Sabine Pass LNG Senior Notes”). See Note 7—“Long-Term Debt.” Collectively, the 2016 Sabine Pass LNG Senior Notes and the 2020 Sabine Pass LNG Senior Notes are referred to as the “Sabine Pass LNG Senior Notes.” Under the indentures governing the Sabine Pass LNG Senior Notes (the “Sabine Pass LNG Indentures”), except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied, including: (i) there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and (ii) there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the Sabine Pass LNG Indentures.

As of both June 30, 2014 and December 31, 2013, we classified $15.0 million as current restricted cash and cash equivalents for the payment of current interest due. As of both June 30, 2014 and December 31, 2013, we classified the permanent debt service reserve fund of $76.1 million as non-current restricted cash and cash equivalents. These cash accounts are controlled by a collateral trustee and, therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

Sabine Pass Liquefaction, LLC (“Sabine Pass Liquefaction”) Reserve

In July 2012, Sabine Pass Liquefaction entered into a construction/term loan facility in an amount up to $3.6 billion (the “2012 Liquefaction Credit Facility”). During 2013, Sabine Pass Liquefaction entered into four credit facilities aggregating $5.9 billion (collectively, the “2013 Liquefaction Credit Facilities”), which amended and restated the 2012 Liquefaction Credit Facility. Under the terms and conditions of the 2012 Liquefaction Credit Facility Sabine Pass Liquefaction was required, and under the 2013 Liquefaction Credit Facilities Sabine Pass Liquefaction is required, to deposit all cash received into reserve accounts controlled by a collateral trustee. Therefore, all of Sabine Pass Liquefaction’s cash and cash equivalents are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

During 2013, Sabine Pass Liquefaction issued an aggregate principal amount of $2.0 billion, before premium, of 5.625% Senior Secured Notes due 2021 (the “2021 Sabine Pass Liquefaction Senior Notes”), $1.0 billion of 6.25% Senior Secured Notes due 2022 (the “2022 Sabine Pass Liquefaction Senior Notes”) and $1.0 billion of 5.625% Senior Secured Notes due 2023 (the “2023 Sabine Pass Liquefaction Senior Notes”). During 2014, Sabine Pass Liquefaction issued an aggregate principal amount of $2.0 billion of 5.75% Senior Secured Notes due 2024 (the “2024 Sabine Pass Liquefaction Senior Notes” and collectively with the 2021 Sabine Pass Liquefaction Senior Notes, the 2022 Sabine Pass Liquefaction Senior Notes and the 2023 Sabine Pass Liquefaction Senior Notes, the “Sabine Pass Liquefaction Senior Notes”) and additional 2023 Sabine Pass Liquefaction Senior Notes (the “Additional 2023 Sabine Pass Liquefaction Senior Notes”) in an aggregate principal amount of $0.5 billion, before premium.

As of June 30, 2014 and December 31, 2013, we classified $312.4 million and $192.1 million, respectively, as current restricted cash and cash equivalents held by Sabine Pass Liquefaction for the payment of current liabilities related to the development and construction of natural gas liquefaction facilities at the Sabine Pass LNG terminal adjacent to the existing regasification facilities (the “Sabine Pass Liquefaction Project”) and $1,752.3 million and $867.6 million, respectively, as non-current restricted cash and cash equivalents held by Sabine Pass Liquefaction for future Sabine Pass Liquefaction Project construction costs.

Cheniere Creole Trail Pipeline, L.P. (“CTPL”) Reserve
In May 2013, CTPL entered into a $400.0 million term loan facility (the “CTPL Credit Facility”). As of June 30, 2014 and December 31, 2013, we classified $30.4 million and $20.5 million, respectively, as current restricted cash and cash equivalents held by CTPL for the payment of current liabilities and $21.0 million and $81.4 million, respectively, as non-current restricted cash and cash equivalents held by CTPL because such funds may only be used for modifications of the 94-mile Creole Trail Pipeline, which interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines, in order to enable bi-directional natural gas flow and for the payment of interest during construction of such modifications.

Other Restricted Cash and Cash Equivalents

As of June 30, 2014 and December 31, 2013, $307.5 million and $351.0 million, respectively, of cash and cash equivalents were held by Sabine Pass LNG and Cheniere Partners that were restricted to Cheniere.  In addition, as of June 30, 2014 and December 31, 2013, $5.4 million and $19.4 million, respectively, had been classified as current restricted cash and cash equivalents, and as of both June 30, 2014 and December 31, 2013, $6.3 million had been classified as non-current restricted cash and cash equivalents on our Consolidated Balance Sheets due to various other contractual restrictions.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of LNG terminal costs and fixed assets and other, as follows (in thousands):

	June 30,	December 31,
	2014	2013
LNG terminal costs
LNG terminal	$2,248,055	$2,234,796
LNG terminal construction-in-process	5,943,211	4,489,668
LNG site and related costs, net	6,507	6,511
Accumulated depreciation	(320,441)	(292,434)
Total LNG terminal costs, net	7,877,332	6,438,541

Fixed assets and other
Computer and office equipment	4,242	8,115
Furniture and fixtures	5,306	4,319
Computer software	12,212	13,504
Leasehold improvements	7,242	7,303
Other	55,276	15,388
Accumulated depreciation	(27,742)	(32,771)
Total fixed assets and other, net	56,536	15,858
Property, plant and equipment, net	$7,933,868	$6,454,399

NOTE 4—NON-CONTROLLING INTEREST

Because we have a controlling interest in Cheniere Holdings and Cheniere Partners, these entities’ financial statements are consolidated in our Consolidated Financial Statements and these entities’ other equity is recorded as a non-controlling interest. The following table sets forth the changes of our non-controlling interest balance attributable to third-party investors’ interests during the six months ended June 30, 2014 (in thousands):

Non-controlling interest at December 31, 2013	$2,660,375
Distributions to Cheniere Partners’ non-controlling interest	(38,350)
Dividends to Cheniere Holdings’ non-controlling interest	(1,294)
Net loss attributable to non-controlling interest	(103,317)
Non-controlling interest at June 30, 2014	$2,517,414

NOTE 5—VARIABLE INTEREST ENTITY

Cheniere Partners

Cheniere Partners is a master limited partnership formed by us to own and operate the Sabine Pass LNG terminal and related assets. Cheniere Holdings is a limited liability company formed by us to hold our Cheniere Partners limited partner interests. As of June 30, 2014, we indirectly owned a 47.2% limited partner interest in Cheniere Partners through our interest in Cheniere Holdings in the form of 11,963,488 common units, 45,333,334 Class B units and 135,383,831 subordinated units. We also indirectly own a 2% general partner interest and the incentive distribution rights in Cheniere Partners.

Cheniere Energy Partners GP, LLC (“Cheniere Partners GP”), our wholly owned subsidiary, is the general partner of Cheniere Partners. In May 2012, Cheniere Partners, Cheniere and Blackstone CQP Holdco LP (“Blackstone”) entered into a unit purchase agreement (the “Blackstone Unit Purchase Agreement”) whereby Cheniere Partners agreed to sell to Blackstone in a private placement 100.0 million Class B units of Cheniere Partners (“Class B units”) at a price of $15.00 per Class B unit. In August 2012, all conditions to funding were met and Blackstone purchased its initial 33.3 million Class B units, and as of December 31, 2012, Blackstone had purchased the remaining 66.7 million Class B units. At initial funding, the board of directors of Cheniere Partners GP was modified to include three directors appointed by Blackstone, four directors appointed by us and four independent directors mutually agreed upon by Blackstone and us and appointed by us. In addition, we provided Blackstone with a right to

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

maintain one board seat on our board of directors. A quorum of Cheniere Partners GP directors consists of a majority of all directors, including at least two directors appointed by Blackstone, two directors appointed by us and two independent directors. Blackstone will no longer be entitled to appoint Cheniere Partners GP directors in the event that Blackstone’s ownership in Cheniere Partners is less than: (i) 20% of outstanding common units, subordinated units and Class B units, and (ii) 50.0 million Class B units.

As a result of contractual changes in the governance of Cheniere Partners GP in connection with the Blackstone Unit Purchase Agreement, we have determined that Cheniere Partners GP is a variable interest entity and that we, as the holder of the equity at risk, do not have a controlling financial interest due to the rights held by Blackstone. However, we continue to consolidate Cheniere Partners as a result of Blackstone’s right to maintain one board seat on our board of directors which creates a de facto agency relationship between Blackstone and us. GAAP requires that when a de facto agency relationship exists, one of the members of the de facto agency relationship must consolidate the variable interest entity based on certain criteria. As a result, we consolidate Cheniere Partners in our consolidated financial statements.

NOTE 6—ACCRUED LIABILITIES

As of June 30, 2014 and December 31, 2013, accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Accrued interest expense and related fees	$111,851	$80,151
Payroll	30,415	7,410
LNG liquefaction costs	168,384	83,651
LNG terminal costs	1,065	1,612
Other accrued liabilities	9,203	13,728
Total accrued liabilities	$320,918	$186,552

NOTE 7—LONG-TERM DEBT

As of June 30, 2014 and December 31, 2013, our long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Long-term debt
2016 Sabine Pass LNG Senior Notes	$1,665,500	$1,665,500
2020 Sabine Pass LNG Senior Notes	420,000	420,000
2021 Sabine Pass Liquefaction Senior Notes	2,000,000	2,000,000
2022 Sabine Pass Liquefaction Senior Notes	1,000,000	1,000,000
2023 Sabine Pass Liquefaction Senior Notes	1,500,000	1,000,000
2024 Sabine Pass Liquefaction Senior Notes	2,000,000	—
2013 Liquefaction Credit Facilities	—	100,000
CTPL Credit Facility	400,000	400,000
Total long-term debt	8,985,500	6,585,500

Long-term debt premium (discount)
2016 Sabine Pass LNG Senior Notes	(11,345)	(13,693)
2021 Sabine Pass Liquefaction Senior Notes	10,879	11,562
2023 Sabine Pass Liquefaction Senior Notes	7,423	—
CTPL Credit Facility	(4,607)	(7,096)
Total long-term debt, net	$8,987,850	$6,576,273

For the three months ended June 30, 2014 and 2013, we incurred $140.4 million and $101.4 million of total interest cost, respectively, of which we capitalized and deferred $96.6 million and $59.4 million, respectively. For the six months ended June 30, 2014 and 2013, we incurred $269.0 million and $177.0 million of total interest cost, respectively, of which we capitalized and

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

deferred $184.9 million and $94.7 million, respectively, of interest expense related to the construction of Trains 1 through 4 of the Sabine Pass Liquefaction Project.

Sabine Pass LNG Senior Notes

As of both June 30, 2014 and December 31, 2013, Sabine Pass LNG had an aggregate principal amount of $1,665.5 million, before discount, of the 2016 Sabine Pass LNG Senior Notes and $420.0 million of the 2020 Sabine Pass LNG Senior Notes outstanding. Borrowings under the 2016 Sabine Pass LNG Senior Notes and 2020 Sabine Pass LNG Senior Notes bear interest at a fixed rate of 7.50% and 6.50%, respectively. The terms of the 2016 Sabine Pass LNG Senior Notes and the 2020 Sabine Pass LNG Senior Notes are substantially similar. Interest on the Sabine Pass LNG Senior Notes is payable semi-annually in arrears. Subject to permitted liens, the Sabine Pass LNG Senior Notes are secured on a first-priority basis by a security interest in all of Sabine Pass LNG’s equity interests and substantially all of its operating assets.

Sabine Pass LNG may redeem all or part of the 2016 Sabine Pass LNG Senior Notes at any time, and from time to time, at a redemption price equal to 100% of the principal plus any accrued and unpaid interest plus the greater of:

•	1.0% of the principal amount of the 2016 Sabine Pass LNG Senior Notes; or

•
the excess of: a) the present value at such redemption date of (i) the redemption price of the 2016 Sabine Pass LNG Senior Notes plus (ii) all required interest payments due on the 2016 Sabine Pass LNG Senior Notes (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate as of such redemption date plus 50 basis points; over b) the principal amount of the 2016 Sabine Pass LNG Senior Notes, if greater.

Sabine Pass LNG may redeem all or part of the 2020 Sabine Pass LNG Senior Notes at any time on or after November 1, 2016, at fixed redemption prices specified in the indenture governing the 2020 Sabine Pass LNG Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption. Sabine Pass LNG may also, at its option, redeem all or part of the 2020 Sabine Pass LNG Senior Notes at any time prior to November 1, 2016, at a “make-whole” price set forth in the indenture governing the 2020 Sabine Pass LNG Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption. At any time before November 1, 2015, Sabine Pass LNG may redeem up to 35% of the aggregate principal amount of the 2020 Sabine Pass LNG Senior Notes at a redemption price of 106.5% of the principal amount of the 2020 Sabine Pass LNG Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date, in an amount not to exceed the net proceeds of one or more completed equity offerings as long as Sabine Pass LNG redeems the 2020 Sabine Pass LNG Senior Notes within 180 days of the closing date for such equity offering and at least 65% of the aggregate principal amount of the 2020 Sabine Pass LNG Senior Notes originally issued remains outstanding after the redemption.
Under the Sabine Pass LNG Indentures, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied as described in Note 2—“Restricted Cash and Cash Equivalents.” During the six months ended June 30, 2014 and 2013, Sabine Pass LNG made distributions of $173.0 million and $149.1 million, respectively, after satisfying all the applicable conditions in the Sabine Pass LNG Indentures.
Sabine Pass Liquefaction Senior Notes

In February 2013 and April 2013, Sabine Pass Liquefaction issued an aggregate principal amount of $2.0 billion, before premium, of the 2021 Sabine Pass Liquefaction Senior Notes. In April 2013 and May 2014, Sabine Pass Liquefaction issued an aggregate principal amount of $1.5 billion, before premium, of the 2023 Sabine Pass Liquefaction Senior Notes. Borrowings under the 2021 Sabine Pass Liquefaction Senior Notes and 2023 Sabine Pass Liquefaction Senior Notes bear interest at a fixed rate of 5.625%. In November 2013, Sabine Pass Liquefaction issued an aggregate principal amount of $1.0 billion of the 2022 Sabine Pass Liquefaction Senior Notes. Borrowings under the 2022 Sabine Pass Liquefaction Senior Notes bear interest at a fixed rate of 6.25%. In May 2014, Sabine Pass Liquefaction issued an aggregate principal amount of $2.0 billion of the 2024 Sabine Pass Liquefaction Senior Notes. Borrowings under the 2024 Sabine Pass Liquefaction Senior Notes bear interest at a fixed rate of 5.75%. Interest on the Sabine Pass Liquefaction Senior Notes is payable semi-annually in arrears.

The terms of the 2021 Sabine Pass Liquefaction Senior Notes, the 2022 Sabine Pass Liquefaction Senior Notes, the 2023 Sabine Pass Liquefaction Senior Notes and the 2024 Sabine Pass Liquefaction Senior Notes are governed by a common indenture (the “Sabine Pass Liquefaction Indenture”). The Sabine Pass Liquefaction Indenture contains customary terms and events of

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

default and certain covenants that, among other things, limit Sabine Pass Liquefaction’s ability and the ability of Sabine Pass Liquefaction’s restricted subsidiaries to incur additional indebtedness or issue preferred stock, make certain investments or pay dividends or distributions on capital stock or subordinated indebtedness or purchase, redeem or retire capital stock, sell or transfer assets, including capital stock of Sabine Pass Liquefaction’s restricted subsidiaries, restrict dividends or other payments by restricted subsidiaries, incur liens, enter into transactions with affiliates, consolidate, merge, sell or lease all or substantially all of Sabine Pass Liquefaction’s assets and enter into certain LNG sales contracts. Subject to permitted liens, the Sabine Pass Liquefaction Senior Notes are secured on a pari passu first-priority basis by a security interest in all of the membership interests in Sabine Pass Liquefaction and substantially all of Sabine Pass Liquefaction’s assets. Sabine Pass Liquefaction may not make any distributions until, among other requirements, substantial completion of Trains 1 and 2 has occurred, deposits are made into debt service reserve accounts and a debt service coverage ratio for the prior 12-month period and a projected debt service coverage ratio for the upcoming 12-month period of 1.25:1.00 are satisfied.

At any time prior to November 1, 2020, with respect to the 2021 Sabine Pass Liquefaction Senior Notes; December 15, 2021, with respect to the 2022 Sabine Pass Liquefaction Senior Notes; January 15, 2023, with respect to the 2023 Sabine Pass Liquefaction Senior Notes; or February 15, 2024 with respect to the 2024 Sabine Pass Liquefaction Senior Notes, Sabine Pass Liquefaction may redeem all or part of such series of the Sabine Pass Liquefaction Senior Notes at a redemption price equal to the “make-whole” price set forth in the Sabine Pass Liquefaction Indenture, plus accrued and unpaid interest, if any, to the date of redemption. Sabine Pass Liquefaction may also at any time on or after November 1, 2020, with respect to the 2021 Sabine Pass Liquefaction Senior Notes; December 15, 2021, with respect to the 2022 Sabine Pass Liquefaction Senior Notes; January 15, 2023, with respect to the 2023 Sabine Pass Liquefaction Senior Notes; or February 15, 2024, with respect to the 2024 Sabine Pass Liquefaction Senior Notes, redeem all or part of such series of the Sabine Pass Liquefaction Senior Notes at a redemption price equal to 100% of the principal amount of such series of the Sabine Pass Liquefaction Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

In connection with the issuance of the 2022 Sabine Pass Liquefaction Senior Notes, the 2024 Sabine Pass Liquefaction Senior Notes and the Additional 2023 Sabine Pass Liquefaction Senior Notes, Sabine Pass Liquefaction entered into registration rights agreements (the “Liquefaction Registration Rights Agreements”). Under the Liquefaction Registration Rights Agreements, Sabine Pass Liquefaction has agreed to use commercially reasonable efforts to file with the Securities and Exchange Commission (“SEC”) and cause to become effective registration statements relating to offers to exchange the 2022 Sabine Pass Liquefaction Senior Notes, the 2024 Sabine Pass Liquefaction Senior Notes and the Additional 2023 Sabine Pass Liquefaction Senior Notes for like aggregate principal amounts of SEC-registered notes with terms identical in all material respects to the 2022 Sabine Pass Liquefaction Senior Notes, the 2024 Sabine Pass Liquefaction Senior Notes and the Additional 2023 Sabine Pass Liquefaction Senior Notes (other than with respect to restrictions on transfer or to any increase in annual interest rate), respectively, within 360 days after November 25, 2013 and May 20, 2014, as applicable. Under specified circumstances, Sabine Pass Liquefaction may be required to file shelf registration statements to cover resales of the Sabine Pass Liquefaction Senior Notes. If Sabine Pass Liquefaction fails to satisfy these obligations, Sabine Pass Liquefaction may be required to pay additional interest to holders of the 2022 Sabine Pass Liquefaction Senior Notes, the 2024 Sabine Pass Liquefaction Senior Notes and the Additional 2023 Sabine Pass Liquefaction Senior Notes under certain circumstances.

2013 Liquefaction Credit Facilities

In May 2013, Sabine Pass Liquefaction entered into the 2013 Liquefaction Credit Facilities aggregating $5.9 billion. The 2013 Liquefaction Credit Facilities are being used to fund a portion of the costs of developing, constructing and placing into operation the first four Trains of the Sabine Pass Liquefaction Project. The 2013 Liquefaction Credit Facilities will mature on the earlier of May 28, 2020 or the second anniversary of the completion date of the first four Trains of the Sabine Pass Liquefaction Project, as defined in the 2013 Liquefaction Credit Facilities. Borrowings under the 2013 Liquefaction Credit Facilities may be refinanced, in whole or in part, at any time without premium or penalty, except for interest rate hedging and interest rate breakage costs. Sabine Pass Liquefaction made an initial $100.0 million borrowing under the 2013 Liquefaction Credit Facilities in June 2013 after meeting the required conditions precedent, and in May 2014, Sabine Pass Liquefaction repaid its borrowings under the 2013 Liquefaction Credit Facilities upon the issuance of the Additional 2023 Sabine Pass Liquefaction Senior Notes and the 2024 Sabine Pass Liquefaction Senior Notes. As of June 30, 2014 and December 31, 2013, Sabine Pass Liquefaction had $2.7 billion and $4.9 billion, respectively, of available commitments under the 2013 Liquefaction Credit Facilities.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Borrowings under the 2013 Liquefaction Credit Facilities bear interest at a variable rate per annum equal to, at Sabine Pass Liquefaction’s election, the London Interbank Offered Rate (“LIBOR”) or the base rate, plus the applicable margin. The applicable margins for LIBOR loans range from 2.3% to 3.0% prior to the completion of Train 4 and from 2.3% to 3.25% after such completion, depending on the applicable 2013 Liquefaction Credit Facility. Interest on LIBOR loans is due and payable at the end of each LIBOR period. The 2013 Liquefaction Credit Facilities required Sabine Pass Liquefaction to pay certain up-front fees to the agents and lenders in the aggregate amount of approximately $144 million and provide for a commitment fee calculated at a rate per annum equal to 40% of the applicable margin for LIBOR loans, multiplied by the average daily amount of the undrawn commitment due quarterly in arrears. Annual administrative fees must also be paid to the agent and the trustee. The principal of the loans made under the 2013 Liquefaction Credit Facilities must be repaid in quarterly installments, commencing with the earlier of the last day of the first full calendar quarter after the Train 4 completion date, as defined in the 2013 Liquefaction Credit Facilities, or September 30, 2018. Scheduled repayments are based upon an 18-year amortization profile, with the remaining balance due upon the maturity of the 2013 Liquefaction Credit Facilities.
Under the terms and conditions of the 2013 Liquefaction Credit Facilities, all cash held by Sabine Pass Liquefaction is controlled by a collateral agent. These funds can only be released by the collateral agent upon satisfaction of certain terms and conditions related to the use of proceeds, and are classified as restricted on our Consolidated Balance Sheets.

The 2013 Liquefaction Credit Facilities contain conditions precedent for any subsequent borrowings, as well as customary affirmative and negative covenants. The obligations of Sabine Pass Liquefaction under the 2013 Liquefaction Credit Facilities are secured by substantially all of the assets of Sabine Pass Liquefaction as well as all of the membership interests in Sabine Pass Liquefaction on a pari passu basis with the Sabine Pass Liquefaction Senior Notes.

Under the terms of the 2013 Liquefaction Credit Facilities, Sabine Pass Liquefaction is required to hedge not less than 75% of the variable interest rate exposure of its projected outstanding borrowings, calculated on a weighted average basis in comparison to its anticipated draw of principal. See Note 8— “Financial Instruments.”

In November 2013, Sabine Pass Liquefaction issued the 2022 Sabine Pass Liquefaction Senior Notes, and a portion of the available commitments under the 2013 Liquefaction Credit Facilities was terminated. Net proceeds from the offering of approximately $978 million are being used to pay a portion of the capital costs in connection with the construction of the first four Trains of the Sabine Pass Liquefaction Project in lieu of the terminated portion of the commitments under the 2013 Liquefaction Credit Facilities. The 2022 Sabine Pass Liquefaction Senior Notes are pari passu in right of payment with all existing and future senior debt of Sabine Pass Liquefaction. In conjunction with Sabine Pass Liquefaction’s issuance of the 2022 Sabine Pass Liquefaction Senior Notes in November 2013, Sabine Pass Liquefaction has terminated approximately $885 million of commitments under the 2013 Liquefaction Credit Facilities. This termination resulted in a write-off of debt issuance costs and deferred commitment fees associated with the 2013 Liquefaction Credit Facilities of $43.3 million in November 2013.

In May 2014, Sabine Pass Liquefaction issued the 2024 Sabine Pass Liquefaction Senior Notes and the Additional 2023 Sabine Pass Liquefaction Senior Notes, and a portion of the available commitments under the 2013 Liquefaction Credit Facilities was terminated. Net proceeds from the offering of approximately $2.5 billion were used to repay its outstanding indebtedness under the 2013 Liquefaction Credit Facilities, and the remaining proceeds are being used to pay a portion of the capital costs in connection with the construction of the first four Trains of the Sabine Pass Liquefaction Project in lieu of the terminated portion of the commitments under the 2013 Liquefaction Credit Facilities. The 2024 Sabine Pass Liquefaction Senior Notes are pari passu in right of payment with all existing and future senior debt of Sabine Pass Liquefaction. In conjunction with Sabine Pass Liquefaction’s issuance of the 2024 Sabine Pass Liquefaction Senior Notes and the Additional 2023 Sabine Pass Liquefaction Senior Notes in May 2014, Sabine Pass Liquefaction has terminated approximately $2.1 billion of commitments under the 2013 Liquefaction Credit Facilities. This termination resulted in a write-off of debt issuance costs and deferred commitment fees associated with the 2013 Liquefaction Credit Facilities of $114.3 million in May 2014.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

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

Under the terms of the 2012 Liquefaction Credit Facility, Sabine Pass Liquefaction was required to hedge not less than 75% of the variable interest rate exposure of its projected outstanding borrowings, calculated on a weighted average basis in comparison to its anticipated draw of principal. See Note 8— “Financial Instruments.”

In February 2013, Sabine Pass Liquefaction issued the 2021 Sabine Pass Liquefaction Senior Notes to refinance a portion of the 2012 Liquefaction Credit Facility, and a portion of available commitments under the 2012 Liquefaction Credit Facility were suspended. In April 2013, Sabine Pass Liquefaction issued an aggregate principal amount of $500.0 million of additional 2021 Sabine Pass Liquefaction Senior Notes and $1.0 billion of 2023 Sabine Pass Liquefaction Senior Notes. In conjunction with these issuances, approximately $1.4 billion of commitments under the 2012 Liquefaction Credit Facility were terminated. The termination of these commitments in April 2013 and the amendment and restatement of the 2012 Liquefaction Credit Facility with the 2013 Liquefaction Credit Facilities in May 2013 resulted in a write-off of debt issuance costs associated with the 2012 Liquefaction Credit Facility of $80.5 million in the three and six months ended June 30, 2013.

CTPL Credit Facility
In May 2013, CTPL entered into the CTPL Credit Facility, which is being used to fund modifications to the Creole Trail Pipeline and for general business purposes. CTPL incurred $10.0 million of direct lender fees that were recorded as a debt discount. The CTPL Credit Facility matures in 2017 when the full amount of the outstanding principal obligations must be repaid. CTPL’s loans may be repaid, in whole or in part, at any time without premium or penalty. As of June 30, 2014, CTPL had borrowed the full amount of $400.0 million available under the CTPL Credit Facility.

Borrowings under the CTPL Credit Facility bear interest at a variable rate per annum equal to, at CTPL’s election, LIBOR or the base rate, plus the applicable margin. The applicable margin for LIBOR loans is 3.25%. Interest on LIBOR loans is due and payable at the end of each LIBOR period.

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

Cheniere Partners has guaranteed (i) the obligations of CTPL under the CTPL Credit Facility if the maturity of the CTPL loans is accelerated following the termination by Sabine Pass Liquefaction of a transportation precedent agreement in limited circumstances and (ii) the obligations of Cheniere Energy Investments, LLC (“Cheniere Investments”), Cheniere Partners’ wholly owned subsidiary, in connection with its obligations under an equity contribution agreement (a) to pay operating expenses of CTPL until CTPL receives revenues under a service agreement with Sabine Pass Liquefaction and (b) to fund interest payments on the CTPL loans after the funds in an interest reserve account have been exhausted.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Sabine Pass Liquefaction LC Agreement

In April 2014, Sabine Pass Liquefaction entered into a $325.0 million senior letter of credit and reimbursement agreement (the “Sabine Pass Liquefaction LC Agreement”) that it intends to use for the issuance of letters of credit on behalf of Sabine Pass Liquefaction for certain working capital requirements related to the Sabine Pass Liquefaction Project. Sabine Pass Liquefaction will pay (a) a commitment fee in an amount equal to an annual rate of 0.75% of an amount equal to the unissued portion of letters of credit available pursuant to the Sabine Pass Liquefaction LC Agreement and (b) a letter of credit fee equal to an annual rate of 2.5% of the undrawn portion of all letters of credit issued under the Sabine Pass Liquefaction LC Agreement. If draws are made upon any letters of credit issued under the Sabine Pass Liquefaction LC Agreement, the amount of the draw will be deemed a loan issued to Sabine Pass Liquefaction.  Sabine Pass Liquefaction is required to pay the full amount of this loan on or prior to the business day immediately succeeding the deemed issuance of the loan.  These loans bear interest at a rate of 2.0% plus the base rate as defined in the Sabine Pass Liquefaction LC Agreement. As of June 30, 2014, Sabine Pass Liquefaction had issued letters of credit in an aggregate amount of $3.8 million and no draws had been made upon any letters of credit issued under the Sabine Pass Liquefaction LC Agreement.

NOTE 8—FINANCIAL INSTRUMENTS

Derivative Instruments

We have entered into the following derivative instruments that are reported at fair value:

•	commodity derivatives to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory (“LNG Inventory Derivatives”);

•	commodity derivatives to hedge the exposure to price risk attributable to future purchases of natural gas to be utilized as fuel to operate the Sabine Pass LNG terminal (“Fuel Derivatives”);

•	commodity derivative forwards consisting of long-term natural gas purchase agreements to secure feed gas for the Sabine Pass Liquefaction Project (“Term Gas Supply Derivatives”); and

•	interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2013 Liquefaction Credit Facilities (“Interest Rate Derivatives”).

The following table (in thousands) shows the fair value of our derivative assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, which are classified as prepaid expenses and other, non-current derivative assets and other current liabilities in our Consolidated Balance Sheets.

	Fair Value Measurements as of
	June 30, 2014				December 31, 2013
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
LNG Inventory Derivatives asset (liability)	$—	$10	$—	$10	$—	$(171)	$—	$(171)
Fuel Derivatives asset	—	97	—	97	—	126	—	126
Term Gas Supply Derivatives	—	—	—	—	—	—	—	—
Interest Rate Derivatives asset	—	7,130	—	7,130	—	84,639	—	84,639

The estimated fair values of our LNG Inventory Derivatives and Fuel Derivatives are the amounts at which the instruments could be exchanged currently between willing parties. We value these derivatives using observable commodity price curves and other relevant data. We value our Interest Rate Derivatives using valuations based on the initial trade prices. Using an income-based approach, subsequent valuations are based on observable inputs to the valuation model including interest rate curves, risk adjusted discount rates, credit spreads and other relevant data. The fair value of our Term Gas Supply Derivatives is developed

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

through the use of internal models which are impacted by inputs that are unobservable in the marketplace. As a result, the fair value of our Term Gas Supply Derivatives is designated as Level 3 within the valuation hierarchy. Internal fair value models for our index-priced Term Gas Supply Derivatives that include contractual pricing with a fixed basis include fixed basis amounts for delivery at locations for which no market currently exists. Internal fair value models for our index-priced Term Gas Supply Derivatives also include conditions precedent to the respective long-term natural gas purchase agreements. As of June 30, 2014, our Term Gas Supply Derivatives existed within markets for which the pipeline infrastructure has not been developed to accommodate marketable physical gas flow and our internal fair value models were based on a market price that equated to our own contractual pricing due to the inactive and unobservable market as well as the conditions precedent and their impact on the uncertainty in the timing of our actual receipt of the physical volumes associated with each forward.

Derivative assets and liabilities arising from our derivative contracts with the same counterparty are reported on a net basis, as all counterparty derivative contracts provide for net settlement.

Commodity Derivatives

We recognize all commodity derivative instruments that qualify for derivative accounting treatment as either assets or liabilities and measure those instruments at fair value.  For those instruments accounted for as derivatives, including our LNG Inventory Derivatives and certain of our Fuel Derivatives, changes in fair value are reported in earnings.

The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments in instances where our Fuel Derivatives or our LNG Inventory Derivatives are in an asset position. Our commodity derivative transactions are executed through over-the-counter contracts which are subject to nominal credit risk as these transactions are settled on a daily margin basis with investment grade financial institutions. We are required by these financial institutions to use margin deposits as credit support for our commodity derivative activities.  Collateral of $5.9 million deposited for such contracts, which has not been reflected in the derivative fair value tables, is included in the other current assets balance as of both June 30, 2014, and December 31, 2013.

The following table (in thousands) shows the fair value and location of our LNG Inventory Derivatives and Fuel Derivatives on our Consolidated Balance Sheets:

		Fair Value Measurements as of
	Balance Sheet Location	June 30, 2014	December 31, 2013
LNG Inventory Derivatives asset (liability)	Prepaid expenses and other	$10	$(171)
Fuel Derivatives asset	Prepaid expenses and other	97	126

The following table (in thousands) shows the changes in the fair value and settlements of our LNG Inventory Derivatives and Fuel Derivatives recorded in marketing and trading revenues (losses) on our Consolidated Statements of Operations during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
LNG Inventory Derivatives gain	$188	$892	$372	$368
Fuel Derivatives loss	(167)	—	(2)	—

The following table (in thousands) shows the changes in the fair value and settlements of our LNG Inventory Derivatives and Fuel Derivatives recorded in derivative loss, net on our Consolidated Statements of Operations during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
LNG Inventory Derivatives loss	$(131)	$—	$(575)	$—
Fuel Derivatives gain (loss)	75	(504)	317	11

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Commodity Derivative Forwards Consisting of Long-term Natural Gas Purchase Agreements

During the second quarter of 2014, we began to enter into index-based physical natural gas supply contracts to secure feed gas for the Sabine Pass Liquefaction Project. The terms of these contracts range from approximately one to seven years and commence upon the occurrence of conditions precedent, including the date of first commercial operation of specified Trains of the Sabine Pass Liquefaction Project. We recognize all long-term natural gas purchase agreements that qualify for derivative accounting treatment as either assets or liabilities and measure those instruments at fair value unless they qualify for, and we elect, the normal purchase normal sale exemption.  For our long-term natural gas purchase agreements in which we have not elected the normal purchase normal sale exemption, changes in fair value are reported in earnings. For long-term natural gas purchase agreements in which we have elected the normal purchase normal sale exemption, gains and losses are not reflected on our Consolidated Statements of Operations until the period of delivery.

As of June 30, 2014, we estimated the fair value of our Term Gas Supply Derivatives to be zero due to the inactive and unobservable physical locations at which we are receiving the gas as well as the conditions precedent and their impact on the uncertainty in the timing of our actual receipt of the physical volumes associated with each forward. During the three and six months ended June 30, 2014, there were no settlements or changes in the fair value of our Term Gas Supply Derivatives recorded in LNG terminal operating expense on our Consolidated Statements of Operations. As of June 30, 2014, the forward notional natural gas buy position of our Term Gas Supply Derivatives, excluding those derivatives that qualified for the normal purchase normal sales exception, was approximately 1,887,000,000 MMBtu.

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

Sabine Pass Liquefaction designated the Interest Rate Derivatives entered into in August 2012 as hedging instruments which was required in order to qualify for cash flow hedge accounting. As a result of this cash flow hedge designation, we recognized the Interest Rate Derivatives entered into in August 2012 as an asset or liability at fair value and reflected changes in fair value through other comprehensive income in our Consolidated Statements of Comprehensive Loss. Any hedge ineffectiveness associated with the Interest Rate Derivatives entered into in August 2012 was recorded immediately as derivative gain (loss) in our Consolidated Statements of Operations.  The realized gain (loss) on the Interest Rate Derivatives entered into in August 2012 was recorded as an (increase) decrease in interest expense on our Consolidated Statements of Operations to the extent not capitalized as part of the Sabine Pass Liquefaction Project. The effective portion of the gains or losses on our Interest Rate Derivatives entered into in August 2012 recorded in other comprehensive income would have been reclassified to earnings as interest payments on the 2012 Liquefaction Credit Facility impact earnings. In addition, amounts recorded in other comprehensive income are also reclassified into earnings if it becomes probable that the hedged forecasted transaction will not occur.

Sabine Pass Liquefaction did not elect to designate the Interest Rate Derivatives entered into in June 2013 as cash flow hedging instruments, and changes in fair value are recorded as derivative gain (loss), net within our Consolidated Statements of Operations.

During the first quarter of 2013, we determined that it was no longer probable that the forecasted variable interest payments on the 2012 Liquefaction Credit Facility would occur in the time period originally specified based on the continued development of our financing strategy for the Sabine Pass Liquefaction Project, and, in particular, the Sabine Pass Liquefaction Senior Notes described in Note 7—“Long-Term Debt.” As a result, all of the Interest Rate Derivatives entered into in August 2012 were no longer effective hedges, and the remaining portion of hedge relationships that were designated cash flow hedges as of December 31, 2012, were de-designated as of February 1, 2013. For de-designated cash flow hedges, changes in fair value prior to their de-designation date were recorded as other comprehensive income (loss) within our Consolidated Balance Sheets, and changes in fair value subsequent to their de-designation date were recorded as derivative gain (loss) within our Consolidated Statements of Operations.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

In June 2013, Sabine Pass Liquefaction concluded that the hedged forecasted transactions associated with the Interest Rate Derivatives entered into in connection with the 2012 Liquefaction Credit Facility had become probable of not occurring based on the issuances of the Sabine Pass Liquefaction Senior Notes, entering into the 2013 Liquefaction Credit Facilities, the additional Interest Rate Derivatives executed in June 2013, and Sabine Pass Liquefaction’s intention to continue to issue fixed rate debt to refinance the 2013 Liquefaction Credit Facilities. As a result, the amount remaining in accumulated other comprehensive income (“AOCI”) pertaining to the previously designated Interest Rate Derivatives was reclassified out of AOCI and into income. We have presented the changes in fair value and settlements subsequent to the reclassification date separate from interest expense as derivative gain (loss), net in our Consolidated Statements of Operations.

In May 2014, Sabine Pass Liquefaction settled a portion of its Interest Rate Derivatives and recognized a derivative loss of $9.3 million within our Consolidated Statements of Operations in conjunction with the termination of approximately $2.1 billion of commitments under the 2013 Liquefaction Credit Facilities as discussed in Note 7—“Long-Term Debt.”

At June 30, 2014, Sabine Pass Liquefaction had the following Interest Rate Derivatives outstanding:

	Initial Notional Amount	Maximum Notional Amount	Effective Date	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
Interest Rate Derivatives - Not Designated	$20.0 million	$2.5 billion	August 14, 2012	July 31, 2019	1.98%	One-month LIBOR

The following table (in thousands) shows the fair value of our Interest Rate Derivatives:

		Fair Value Measurements as of
	Balance Sheet Location	June 30, 2014	December 31, 2013
Interest Rate Derivatives - Not Designated	Non-current derivative assets	$20,236	$98,123
Interest Rate Derivatives - Not Designated	Other current liabilities	(13,106)	(13,484)

The following table (in thousands) details the effect of our Interest Rate Derivatives included in Other Comprehensive Income (“OCI”) and AOCI for the three months ended June 30, 2014 and 2013:

	Gain (Loss) in Other Comprehensive Income		Gain (Loss) Reclassified from AOCI into Interest Expense (Effective Portion)		Losses Reclassified into Earnings as a Result of Discontinuance of Cash Flow Hedge Accounting
	2014	2013	2014	2013	2014	2013
Interest Rate Derivatives - Designated	$—	$—	$—	$—	$—	$(5,806)
Interest Rate Derivatives - Settlements	—	—	—	—	—	(167)

The following table (in thousands) details the effect of our Interest Rate Derivatives included in OCI and AOCI for the six months ended June 30, 2014 and 2013:

	Gain (Loss) in Other Comprehensive Income		Gain (Loss) Reclassified from AOCI into Interest Expense (Effective Portion)		Losses Reclassified into Earnings as a Result of Discontinuance of Cash Flow Hedge Accounting
	2014	2013	2014	2013	2014	2013
Interest Rate Derivatives - Designated	$—	$21,297	$—	$—	$—	$(5,806)
Interest Rate Derivatives - Settlements	—	(30)	—	—	—	(167)

The following table (in thousands) shows the changes in the fair value and settlements of our Interest Rate Derivatives - Not Designated recorded in derivative gain (loss), net on our Consolidated Statements of Operations during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest Rate Derivatives - Not Designated	$(60,122)	$101,263	$(94,601)	$83,279

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Balance Sheet Presentation

Our commodity and interest rate derivatives are presented on a net basis on our Consolidated Balance Sheets as described above. The following table (in thousands) shows the fair value of our derivatives outstanding on a gross and net basis:

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
Offsetting Derivative Assets (Liabilities)				Derivative Instrument	Cash Collateral Received (Paid)	Net Amount
As of June 30, 2014:
LNG Inventory Derivatives	$10	$—	$10	$—	$—	$10
Fuel Derivatives	97	—	97	—	—	97
Term Gas Supply Derivatives	—	—	—	—	—	—
Interest Rate Derivatives - Not Designated	20,236	—	20,236	—	—	20,236
Interest Rate Derivatives - Not Designated	(13,106)	—	(13,106)	—	—	(13,106)
As of December 31, 2013:
LNG Inventory Derivatives	(171)	(171)	—	—	—	—
Fuel Derivatives	126	—	126	—	—	126
Interest Rate Derivatives - Not Designated	98,123	—	98,123	—	—	98,123
Interest Rate Derivatives - Not Designated	(13,484)	—	(13,484)	—	—	(13,484)

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
The following table (in thousands) shows the carrying amount and estimated fair value of our other financial instruments:

	June 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2016 Sabine Pass LNG Senior Notes, net of discount (1)	$1,654,155	$1,819,570	$1,651,807	$1,868,607
2020 Sabine Pass LNG Senior Notes (1)	420,000	452,550	420,000	432,600
2021 Sabine Pass Liquefaction Senior Notes, net of premium (1)	2,010,879	2,126,504	2,011,562	1,961,273
2022 Sabine Pass Liquefaction Senior Notes (1)	1,000,000	1,087,500	1,000,000	982,500
2023 Sabine Pass Liquefaction Senior Notes, net of premium (1)	1,507,423	1,571,489	1,000,000	935,000
2024 Sabine Pass Liquefaction Senior Notes (1)	2,000,000	2,085,000	—	—
2013 Liquefaction Credit Facilities (2)	—	—	100,000	100,000
CTPL Credit Facility, net of discount (3)	395,393	400,000	392,904	400,000

(1)
The Level 2 estimated fair value was based on quotations obtained from broker-dealers who make markets in these and similar instruments based on the closing trading prices on June 30, 2014 and December 31, 2013, as applicable.

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

NOTE 9—INCOME TAXES

We are not presently a taxpayer for federal or state income tax purposes and have not recorded a net liability for federal or state income taxes in any of the periods included in the accompanying financial statements. However, we are presently an international taxpayer and have recorded a net expense of $0.1 million and $1.0 million for the three months ended June 30, 2014 and 2013, respectively, and a net expense of $0.2 million and $0.9 million for the six months ended June 30, 2014 and 2013, respectively, for international income taxes.

We experienced an ownership change within the provisions of Internal Revenue Code (“IRC”) Section 382 in 2008, 2010 and 2012. Consequently, an analysis of the annual limitation on the utilization of our net operating losses (“NOLs”) was performed in accordance with IRC Section 382, and it was determined that IRC Section 382 will not limit the use of our NOLs in full over the carryover period. We will continue to monitor trading activity in our shares which may cause an additional ownership change which could ultimately affect our ability to fully utilize our existing tax NOL carryforwards.

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

The following table reconciles basic and diluted weighted average common shares outstanding for the three and six months ended June 30, 2014 and 2013 (in thousands, except for loss per share):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Weighted average common shares outstanding:
Basic	223,602	217,397	223,406	216,520
Dilutive common stock options (1)	—	—	—	—
Diluted	223,602	217,397	223,406	216,520

Basic and diluted net loss per share attributable to common stockholders	$(0.90)	$(0.71)	$(1.34)	$(1.26)

(1)
Stock options and unvested stock of 14.5 million shares and 19.1 million shares for the three months ended June 30, 2014 and 2013, respectively, and 14.4 million shares and 16.6 million shares for the six months ended June 30, 2014 and 2013, respectively, representing securities that could potentially dilute basic EPS in the future were not included in the diluted net loss per share computations because their effect would have been anti-dilutive.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 11—STOCK-BASED COMPENSATION

We have granted stock, restricted stock, phantom stock and options to purchase common stock to employees, consultants and outside directors under the Cheniere Energy, Inc. Amended and Restated 1997 Stock Option Plan (the “1997 Plan”), Amended and Restated 2003 Stock Incentive Plan, as amended (the “2003 Plan”), and 2011 Incentive Plan, as amended (the “2011 Plan”). We recognize our stock-based payments to employees in the consolidated financial statements based on their fair values at the date of grant. The calculated fair value is recognized as expense (net of any capitalization) over the requisite service period, net of estimated forfeitures, using the straight-line or accelerated recognition methods.

The 1997 Plan provides for the issuance of stock options to purchase up to 5.0 million shares of our common stock, all of which have been granted. Non-qualified stock options were granted to employees, contract service providers and outside directors. The 2003 Plan and 2011 Plan provide for the issuance of 21.0 million shares and 35.0 million shares, respectively, of our common stock that may be in the form of non-qualified stock options, incentive stock options, purchased stock, restricted (non-vested) stock, bonus (unrestricted) stock, stock appreciation rights, phantom stock and other stock-based performance awards deemed by the Compensation Committee of our Board of Directors (the “Compensation Committee”) to be consistent with the purposes of the 2003 Plan and 2011 Plan.

For the three months ended June 30, 2014 and 2013, the total stock-based compensation expense, net of capitalization, recognized in our net loss was $26.1 million and $112.4 million, respectively, and for the same periods we capitalized as part of the cost of capital assets $2.5 million and $5.0 million, respectively. For the six months ended June 30, 2014 and 2013, the total stock-based compensation expense, net of capitalization, recognized in our net loss was $62.0 million and $176.1 million, respectively, and for the same periods we capitalized as part of the cost of capital assets $4.3 million and $7.3 million, respectively.

The total unrecognized compensation cost at June 30, 2014 relating to non-vested stock-based compensation arrangements granted under the 1997 Plan, 2003 Plan and 2011 Plan was $203.5 million, which is expected to be recognized over a weighted average period of 2.9 years.

We received $2.6 million and zero in the three months ended June 30, 2014 and 2013, respectively, and $6.3 million and zero in the six months ended June 30, 2014 and 2013, respectively, of proceeds from the exercise of stock options.

During the three and six months ended June 30, 2014, we recognized zero and $10.8 million of share-based compensation expense related to the modification of long-term commercial bonus awards resulting from an employee termination.

Long-Term Commercial Bonus Awards under the 2011-2013 Bonus Plan

In July 2012, we met the criteria to determine the long-term commercial bonus pool that was established by the Compensation Committee in the 2011-2013 Bonus Plan in relation to Trains 1 and 2 of the Sabine Pass Liquefaction Project. In August 2012, the Compensation Committee approved a long-term commercial bonus pool, which consisted of approximately $60 million in cash awards and 10 million restricted shares of common stock to be issued under the 2011 Plan. The first restricted stock award installment vested in August 2012 when Sabine Pass Liquefaction issued its full notice to proceed (“NTP”) to Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”) under the lump sum turnkey contract Sabine Pass Liquefaction entered into with Bechtel for the engineering, procurement and construction of Trains 1 and 2 of the Sabine Pass Liquefaction Project. The restricted stock awards vest in five installments as follows:

•	35% when NTP is issued;

•	10% on the first anniversary of the issuance of NTP;

•	15% on the second anniversary of the issuance of NTP;

•	15% on the third anniversary of the issuance of NTP; and

•	25% on the fourth anniversary of the issuance of NTP.
In general, employees must be employed at the time of each vesting to receive the awards or will otherwise forfeit such awards. Vesting and payment of the awards would accelerate in full upon (i) termination of employment by the Company without “Cause” or, solely in the case of executive officers, termination of employment by the employee for “Good Reason” (each as

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

defined in the restricted stock award agreement), (ii) the employee’s death or disability, or (iii) the occurrence of a change of control.

On December 12, 2012, pursuant to the 2011-2013 Bonus Plan, the Compensation Committee approved a Long-Term Bonus Pool for 2012 for all employees of the Company consisting of a total of 18 million shares of restricted stock. The Long-Term Commercial Bonus Awards for Trains 3 and 4 of the Sabine Pass Liquefaction Project were granted to employees in February 2013 under the 2003 Plan and 2011 Plan. A portion of each employee’s Long-Term Commercial Bonus Award for Trains 3 and 4 of the Sabine Pass Liquefaction Project was granted as a milestone award (“Milestone Award”), with vesting of the Milestone Award conditional on certain performance milestones relating to financing and constructing Trains 3 and 4 of the Sabine Pass Liquefaction Project, and a portion was granted as a stock price award (“Stock Price Award”), with vesting of the Stock Price Award conditional on the achievement of minimum average Company stock price hurdles.

On May 22, 2013, the $25 stock price hurdle was achieved. Following certification by a subcommittee of the Compensation Committee, 50% of the Stock Price Awards vested. On December 6, 2013, the $35 stock price hurdle was achieved. Following certification by a subcommittee of the Compensation Committee, the remaining 50% of the Stock Price Awards vested.

On May 28, 2013, the first performance milestone was achieved when Sabine Pass Liquefaction completed the financing for, and issued notice to proceed with construction under, the lump sum turnkey contract that Sabine Pass Liquefaction entered into with Bechtel for the engineering, procurement and construction of Trains 3 and 4 of the Sabine Pass Liquefaction Project (the “EPC Contract (Trains 3 and 4)”). Following certification of the achievement of the performance milestone by a subcommittee of the Compensation Committee, 30% of the Milestone Awards vested. The remaining Milestone Awards will vest based on the achievement of the following performance milestones:

•	20% upon payment of 60% of the original contract price of the EPC Contract (Train 3 and Train 4);

•	20% upon substantial completion, as defined in the EPC Contract (Trains 3 and 4), of Train 4 of the Sabine Pass Liquefaction Project; and

•	30% on the first anniversary of substantial completion of Train 4 of the Sabine Pass Liquefaction Project.
NOTE 12—BUSINESS SEGMENT INFORMATION

We have two reportable segments: LNG terminal business and LNG and natural gas marketing business. We determine our reportable segments by identifying each segment that engaged in business activities from which it may earn revenues and incur expenses, had operating results regularly reviewed by the entities’ chief operating decision maker for purposes of resource allocation and performance assessment, and had discrete financial information.

We own and operate the Sabine Pass LNG terminal located on the Sabine Pass shipping channel in Louisiana through our ownership interest in and management agreements with Cheniere Partners. We own 100% of the general partner interest in Cheniere Partners and 84.5% of Cheniere Holdings, which owns a 55.9% limited partner interest in Cheniere Partners. We are developing a natural gas liquefaction facility near Corpus Christi, Texas. The Sabine Pass LNG terminal includes existing infrastructure of five LNG storage tanks with capacity of approximately16.9 Bcfe, two docks that can accommodate vessels with capacity of up to 265,000 cubic meters, vaporizers with regasification capacity of approximately 4.0 Bcf/d and pipeline facilities interconnecting the Sabine Pass LNG terminal with a number of large interstate pipelines. Cheniere Partners is developing and constructing the Sabine Pass Liquefaction Project at the Sabine Pass LNG terminal adjacent to the existing regasification facilities.

Our LNG and natural gas marketing reporting segment consists of Cheniere Marketing, LLC (“Cheniere Marketing”) marketing LNG and natural gas on its own behalf and assisting Cheniere Investments in an effort to utilize the regasification capacity held at the Sabine Pass LNG terminal.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

The following table summarizes revenues (losses), loss from operations and total assets for each of our reporting segments (in thousands):

	Segments
	LNG Terminal	LNG & Natural Gas Marketing	Corporate and Other (1)	Total Consolidation
As of or for the Three Months Ended June 30, 2014
Revenues from external customers (2)	$66,841	$324	$480	$67,645
Intersegment revenues (losses) (3) (4)	734	1,900	(2,634)	—
Depreciation	14,810	109	2,379	17,298
Loss from operations	(20,607)	(14,907)	(26,621)	(62,135)
Interest expense, net	(43,895)	—	106	(43,789)
Loss before income taxes and non-controlling interest (5)	(234,123)	(15,189)	(31,314)	(280,626)
Stock-based compensation	3,512	2,421	22,686	28,619
Goodwill	76,819	—	—	76,819
Total assets	10,861,606	63,020	934,669	11,859,295
Expenditures for additions to long-lived assets	809,658	471	6,315	816,444

As of or for the Three Months Ended June 30, 2013
Revenues from external customers (2)	$66,426	$416	$335	$67,177
Intersegment revenues (losses) (3) (4)	795	11,898	(12,693)	—
Depreciation	14,444	251	478	15,173
Loss from operations	(48,230)	(21,795)	(66,253)	(136,278)
Interest expense, net	(49,350)	—	7,334	(42,016)
Income (loss) before income taxes and non-controlling interest (5)	330,525	(21,951)	(471,456)	(162,882)
Stock-based compensation	13,042	20,578	83,775	117,395
Goodwill	76,819	—	—	76,819
Total assets	8,162,729	62,341	357,160	8,582,230
Expenditures for additions to long-lived assets	1,084,233	(4)	296	1,084,525

For the Six Months Ended June 30, 2014
Revenues from external customers (2)	$133,260	$982	$953	$135,195
Intersegment revenues (losses) (3) (4)	1,506	4,074	(5,580)	—
Depreciation	29,216	261	3,296	32,773
Loss from operations	(28,123)	(26,501)	(55,123)	(109,747)
Interest expense, net	(84,268)	—	209	(84,059)
Loss before income taxes and non-controlling interest (5)	(311,477)	(26,916)	(64,486)	(402,879)
Stock-based compensation	6,562	8,931	50,824	66,317
Expenditures for additions to long-lived assets	1,469,437	785	32,225	1,502,447

For the Six Months Ended June 30, 2013
Revenues (losses) from external customers (2)	$132,487	$(148)	$744	$133,083
Intersegment revenues (losses) (3) (4)	1,364	11,305	(12,669)	—
Depreciation	28,824	500	962	30,286
Loss from operations	(54,054)	(42,462)	(107,216)	(203,732)
Interest expense, net	(101,266)	—	18,988	(82,278)
Income (loss) before income taxes and non-controlling interest (5)	255,643	(42,607)	(500,626)	(287,590)
Stock-based compensation	19,330	31,640	132,437	183,407
Expenditures for additions to long-lived assets	1,640,808	(4)	904	1,641,708

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

(4)
Intersegment revenues (losses) related to our LNG and natural gas marketing segment are primarily a result of international revenue allocations using a cost plus transfer pricing methodology and from Cheniere Marketing’s tug costs. These LNG and natural gas marketing segment intersegment revenues (losses) are eliminated with intersegment revenues (losses) in our Consolidated Statements of Operations.

(5)
Items to reconcile loss from operations and loss before income taxes and non-controlling interest include consolidated other income (expense) amounts as presented on our Consolidated Statements of Operations primarily related to our LNG terminal segment.

NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in thousands):

	Six Months Ended June 30,
	2014	2013
Cash paid during the year for interest, net of amounts capitalized and deferred	$49,219	$9,347
LNG terminal costs funded with accounts payable and accrued liabilities	286,388	450,767

NOTE 14—COMMITMENTS AND CONTINGENCIES

During the second quarter of 2014, four lawsuits were filed in the Court of Chancery of the State of Delaware (the “Court”) against Cheniere and/or certain of its present and former officers and directors that challenge the manner in which abstentions were treated in connection with the stockholder vote on Amendment No. 1 to the Cheniere Energy, Inc. 2011 Incentive Plan (“Amendment No. 1”), pursuant to which, among other things, the number of shares of common stock available for issuance under the Cheniere Energy, Inc. 2011 Incentive Plan (the “2011 Plan”) was increased from 10 million to 35 million shares. The lawsuits contend that abstentions should have been counted as “no” votes in tabulating the outcome of the vote and that the stockholders did not approve Amendment No. 1 when abstentions are counted as such. The lawsuits further contend that portions of the Amended and Restated Bylaws of Cheniere Energy, Inc. adopted on April 3, 2014 are invalid and that certain disclosures relating to these matters made by Cheniere are misleading. The lawsuits assert claims for breach of contract and breach of fiduciary duty (both on a class and a derivative basis) and claims for unjust enrichment (on a derivative basis). The lawsuits seek, among other things, a declaration that the February 1, 2013 stockholder vote on Amendment No. 1 is void, disgorgement of all compensation distributed as a result of Amendment No. 1, voiding the awards made from the shares reserved pursuant to Amendment No. 1 and monetary damages. On June 16, 2014, Cheniere filed a verified application with the Court pursuant to 8 Del. C. § 205 (the “Section 205 Action”) in which it asks the Court to declare valid the issuance, pursuant to the 2011 Plan, of the 25 million additional shares of common stock of Cheniere covered by Amendment No. 1, whether occurring in the past or the future. On June 27, 2014, the Court entered an order staying the stockholder litigation pending resolution of the Section 205 Action. On July 11, 2014, Cheniere filed a memorandum of law in support of its motion for judgment on Application I asserted in the Section 205 Action (that it correctly tabulated votes in connection with the stockholder vote on Amendment No. 1). On July 25, 2014, certain of the plaintiffs in the consolidated action (who have been given permission to intervene in the Section 205 Action) filed a brief in opposition to Cheniere’s motion for judgment on Application I in the Section 205 Action. Briefing on these issues is expected to be completed on August 1, 2014.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Given the stage of this ongoing litigation, Cheniere currently cannot reasonably estimate a range of potential loss, if any, related to this matter. Cheniere asserts the plaintiffs’ claims are not valid and intends to vigorously defend against these lawsuits.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Regarding Forward-Looking Statements

This quarterly report contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, included herein or incorporated herein by reference are “forward-looking statements.” Included among “forward-looking statements” are, among other things:

•
statements that we expect to commence or complete construction of our proposed liquefied natural gas (“LNG”) terminals, liquefaction facilities, pipeline facilities or other projects, or any expansions thereof, by certain dates, or at all;

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

•
statements relating to the construction of our natural gas liquefaction trains (“Trains”), including statements concerning the engagement of any engineering, procurement and construction (“EPC”) contractor or other contractor and the anticipated terms and provisions of any agreement with any EPC or other contractor, and anticipated costs related thereto;

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

•
statements regarding our business strategy, our strengths, our business and operation plans or any other plans, forecasts, projections, or objectives, including anticipated revenues and capital expenditures, any or all of which are subject to change;

•
statements regarding legislative, governmental, regulatory, administrative or other public body actions, approvals, requirements, permits, applications, filings, investigations, proceedings or decisions;

•	statements regarding our anticipated LNG and natural gas marketing activities; and

•	any other statements that relate to non-historical or future information.
All of these types of statements, other than statements of historical fact, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements due to factors described in this quarterly report and in the reports and other information that we file with the Securities and Exchange Commission (“SEC”). These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and herein. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. Other than as required under the securities laws, we assume no obligation to update or revise these forward-looking statements or provide reasons why actual results may differ.

As used herein, the terms “Cheniere,” “the Company,” “we,” “our” and “us” refer to Cheniere Energy, Inc. and its wholly owned or controlled subsidiaries.

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes in “Consolidated Financial Statements.” This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Our discussion and analysis includes the following subjects:

•	Overview of Business

•	Overview of Significant Events

•	Liquidity and Capital Resources

•	Results of Operations

•	Off-Balance Sheet Arrangements

•	Summary of Critical Accounting Estimates

•	Recent Accounting Standards

Overview of Business

Cheniere Energy, Inc. (NYSE MKT: LNG), a Delaware corporation, is a Houston-based energy company primarily engaged in LNG-related businesses. We own and operate the Sabine Pass LNG terminal in Louisiana through our ownership interest in and management agreements with Cheniere Energy Partners, L.P. (“Cheniere Partners”) (NYSE MKT: CQP), which is a publicly traded limited partnership that we created in 2007. We own 100% of the general partner interest in Cheniere Partners and 84.5% of Cheniere Energy Partners LP Holdings, LLC (“Cheniere Holdings”) (NYSE MKT: CQH), which is a publicly traded limited liability company that owns a 55.9% limited partner interest in Cheniere Partners.

We formed Cheniere Holdings in 2013 to hold our limited partner interests in Cheniere Partners. In December 2013, Cheniere Holdings completed an initial public offering of 36.0 million common shares at $20.00 per common share (the “Cheniere Holdings Offering”).

The Sabine Pass LNG terminal is located on the Sabine Pass deep water shipping channel less than four miles from the Gulf Coast. The Sabine Pass LNG terminal has operational regasification facilities owned by Cheniere Partners’ wholly owned subsidiary, Sabine Pass LNG, L.P. (“Sabine Pass LNG”), that includes existing infrastructure of five LNG storage tanks with capacity of approximately 16.9 Bcfe, two docks that can accommodate vessels with capacity of up to 265,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d. Cheniere Partners is developing and constructing natural gas liquefaction facilities (the “Sabine Pass Liquefaction Project”) at the Sabine Pass LNG terminal adjacent to the existing regasification facilities through a wholly owned subsidiary, Sabine Pass Liquefaction, LLC (“Sabine Pass Liquefaction”). Cheniere Partners plans to construct up to six Trains, which are in various stages of development. Each Train is expected to have a nominal production capacity of approximately 4.5 million tonnes per annum (“mtpa”) of LNG. Cheniere Partners also owns the 94-mile Creole Trail Pipeline through a wholly owned subsidiary, Cheniere Creole Trail Pipeline, L.P. (“CTPL”), which interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines. One of our subsidiaries, Cheniere Marketing, LLC (“Cheniere Marketing”), is engaged in the LNG and natural gas marketing business and is seeking to develop a portfolio of long-term, short-term and spot LNG purchase and sale agreements. Cheniere Marketing has entered into an LNG Sale and Purchase Agreement (“SPA”) with Sabine Pass Liquefaction to purchase, at Cheniere Marketing’s option, up to 104,000,000 MMBtu/yr of LNG.

We are developing a second natural gas liquefaction and export facility near Corpus Christi, Texas (the “Corpus Christi Liquefaction Project”). As currently contemplated, the proposed Corpus Christi Liquefaction LNG terminal would be designed for up to three Trains, with expected aggregate nominal production capacity of approximately 13.5 mtpa of LNG, three LNG storage tanks with capacity of 10.1 Bcfe and two docks that can accommodate vessels with capacity of up to 267,000 cubic meters.

We are also in various stages of developing other projects, which, among other things, will require acceptable commercial and financing arrangements before we make a final investment decision.

Overview of Significant Events

Our significant accomplishments since January 1, 2014 and through the filing date of this Form 10-Q include the following:

•	Our wholly owned subsidiary, Corpus Christi Liquefaction, LLC (“Corpus Christi Liquefaction”), entered into the following:

◦
an SPA with each of Endesa Generación, S.A. (which was subsequently assigned to Endesa S.A.) and Endesa S.A. (together, “Endesa”) under which Endesa has agreed to purchase a total of 117.3 million MMBtu of LNG per year (approximately 2.25 mtpa) upon the date of first commercial delivery of LNG from the Corpus Christi Liquefaction Project.

◦
an SPA with Iberdrola S.A. (“Iberdrola”) under which Iberdrola has agreed to purchase a total of 39.7 million MMBtu of LNG per year (approximately 0.76 mtpa) upon the date of first commercial delivery of LNG from Train 2 of the Corpus Christi Liquefaction Project. In addition, Corpus Christi Liquefaction will provide Iberdrola with bridging volumes of 19.8 million MMBtu per contract year, starting on the date on which Train 1 of the Corpus Christi Liquefaction Project becomes commercially operable and ending on the date of the first commercial delivery of LNG from Train 2 of the Corpus Christi Liquefaction Project.

◦
an SPA with Gas Natural Fenosa LNG SL (“Gas Natural Fenosa”) under which Gas Natural Fenosa has agreed to purchase a total of 78.2 million MMBtu of LNG per year (approximately 1.5 mtpa) upon the date of first commercial delivery of LNG from Train 2 of the Corpus Christi Liquefaction Project.

◦
an SPA with Woodside Energy Trading Singapore Pte Ltd (“Woodside”) under which Woodside has agreed to purchase a total of 44.1 million MMBtu of LNG per year (approximately 0.85 mtpa) upon the date of first commercial delivery of LNG from Train 2 of the Corpus Christi Liquefaction Project.

◦
an SPA with  PT Pertamina (Persero) (“Pertamina”) under which Pertamina has agreed to purchase an additional 39.7 million MMBtu of LNG per year (approximately 0.76 mtpa) upon the date of first commercial delivery of LNG from Train 2 of the Corpus Christi Liquefaction Project.

◦
an SPA with Électricité de France, S.A. (“EDF”) under which EDF has agreed to purchase 40.0 million MMBtu of LNG per year (approximately 0.77 mtpa) upon the date of first commercial delivery of LNG from Train 3 of the Corpus Christi Liquefaction Project. In addition, Corpus Christi Liquefaction will provide EDF with bridging volumes of 20.0 million MMBtu per contract year, starting on the date on which Train 2 of the Corpus Christi Liquefaction Project becomes commercially operable and ending on the date of the first commercial delivery of LNG from Train 3 of the Corpus Christi Liquefaction Project.

•
Sabine Pass Liquefaction entered into a $325.0 million senior letter of credit and reimbursement agreement (the “Sabine Pass Liquefaction LC Agreement”) that it is using for the issuance of letters of credit on behalf of Sabine Pass Liquefaction for certain working capital requirements related to the Sabine Pass Liquefaction Project.

•
Sabine Pass Liquefaction issued an aggregate principal amount of $2.0 billion of 5.75% Senior Secured Notes due 2024 (the “2024 Sabine Pass Liquefaction Senior Notes”) and $0.5 billion of 5.625% Senior Secured Notes due 2023 (the “2023 Sabine Pass Liquefaction Senior Notes”). Net proceeds from the offering of approximately $2.5 billion were used to repay its outstanding indebtedness under the 2013 Liquefaction Credit Facilities described below, and the remaining proceeds are being used to pay a portion of the capital costs in connection with the construction of the first four Trains of the Sabine Pass Liquefaction Project in lieu of the terminated portion of the commitments under the 2013 Liquefaction Credit Facilities.

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
•Cheniere Holdings through distributions from Cheniere Partners; and

•
Cheniere through existing unrestricted cash, services fees from Cheniere Holdings, Cheniere Partners and its other     subsidiaries, distributions from our investments in Cheniere Holdings and Cheniere Partners and operating cash flows     from our LNG and natural gas marketing business. In addition, we expect to finance the construction costs of the Corpus Christi Liquefaction Project from one or more of the following: project financing, debt and equity offerings and operating cash flow.

As of June 30, 2014, we had cash and cash equivalents of $889.9 million available to Cheniere. In addition, we had current and non-current restricted cash and cash equivalents of $2,526.4 million (which included current and non-current restricted cash and cash equivalents available to Cheniere Partners, Sabine Pass Liquefaction and Sabine Pass LNG) designated for the following purposes: $2.1 billion for the Sabine Pass Liquefaction Project; $51.4 million for CTPL; $91.1 million for interest payments related to the Sabine Pass LNG Senior Notes described below; and $319.2 million for other restricted purposes.

Cheniere Holdings

Cheniere Holdings was formed by us to hold our Cheniere Partners limited partner interests, thereby allowing us to segregate our lower risk, stable, cash flow generating assets from our higher risk, early stage development projects and marketing activities. As of June 30, 2014, we had an 84.5% direct ownership interest in Cheniere Holdings. We receive dividends on our Cheniere Holdings shares from the distributions that Cheniere Holdings receives from Cheniere Partners, and we receive management fees for managing Cheniere Holdings. For the six months ended June 30, 2014, we received $7.0 million in dividends on our Cheniere Holdings common shares and $0.5 million of management fees from Cheniere Holdings.

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

Prior to the Cheniere Holdings Offering, we received quarterly equity distributions from Cheniere Partners related to our limited partner and 2% general partner interests. We will continue to receive quarterly equity distributions from Cheniere Partners related to our 2% general partner interest, and we receive fees for providing services to Cheniere Partners, Sabine Pass LNG, Sabine Pass Liquefaction and CTPL. During the six months ended June 30, 2014, we received $1.0 million in distributions on our general partner interest and $60.9 million in total service fees from Cheniere Holdings, Cheniere Partners, Sabine Pass LNG, Sabine Pass Liquefaction and CTPL.

Cheniere Partners’ common unit and general partner distributions are being funded from accumulated operating surplus. We have not received distributions on our subordinated units with respect to the quarters ended on or after June 30, 2010. Cheniere Partners will not make distributions on our subordinated units until it generates additional cash flow from Sabine Pass LNG’s excess capacity, the Sabine Pass Liquefaction Project or other new business, which would be used to make quarterly distributions on our subordinated units before any increase in distributions to the common unitholders.

Cheniere Partners’ Class B units are subject to conversion, mandatorily or at the option of the Class B unitholders under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. The Cheniere Partners Class B units are not entitled to cash distributions except in the event of a liquidation of Cheniere Partners, a merger, consolidation or other combination of Cheniere Partners with another person or the sale of all or substantially all of the assets of Cheniere Partners. On a quarterly basis beginning on the initial purchase of the Class B units and ending on the conversion date of the Class B units, the conversion value of the Class B units increases at a compounded rate of 3.5% per quarter, subject to an additional upward adjustment for certain equity and debt financings. The accreted conversion ratio of the Class B units owned by Cheniere Holdings and Blackstone CQP Holdco LP (“Blackstone”) was 1.32 and 1.30, respectively, as of June 30, 2014. We expect the Class B units to mandatorily convert into common units within 90 days of the substantial completion date of Train 3 of the Sabine Pass Liquefaction Project, which Cheniere Partners currently expects to occur before March 31, 2017. If the Class B units are not mandatorily converted by July 2019, the holders of the Class B units have the option to convert the Class B units into common units at that time.

LNG Terminal Business

Sabine Pass LNG Terminal

Regasification Facilities

The Sabine Pass LNG terminal has operational regasification capacity of approximately 4.0 Bcf/d and aggregate LNG storage capacity of approximately 16.9 Bcfe. Approximately 2.0 Bcf/d of the regasification capacity at the Sabine Pass LNG terminal has been reserved under two long-term third-party terminal use agreements (“TUAs”), under which Sabine Pass LNG’s customers are required to pay fixed monthly fees, whether or not they use the LNG terminal.  Each of Total Gas & Power North America, Inc. (“Total”) and Chevron U.S.A. Inc. (“Chevron”) has reserved approximately 1.0 Bcf/d of regasification capacity and is obligated to make monthly capacity payments to Sabine Pass LNG aggregating approximately $125 million annually for 20 years that commenced in 2009.  Total S.A. has guaranteed Total’s obligations under its TUA up to $2.5 billion, subject to certain exceptions, and Chevron Corporation has guaranteed Chevron’s obligations under its TUA up to 80% of the fees payable by Chevron.

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

Cheniere Partners has received authorization from the Federal Energy Regulatory Commission (the “FERC”) to site, construct and operate Trains 1 through 4. Cheniere Partners has also filed an application with the FERC for the approval to site, construct and operate Trains 5 and 6. The Department of Energy (the “DOE”) has granted Sabine Pass Liquefaction an order authorizing the export of up to the equivalent of 16 mtpa (approximately 803 Bcf/yr) of LNG to all nations with which trade is permitted for a 20-year term beginning on the earlier of the date of first export from Train 1 or August 7, 2017. The DOE further issued orders authorizing the export of an additional 503.3 Bcf/yr in total of domestically produced LNG from the Sabine Pass LNG terminal to free trade agreement (“FTA”) countries providing for national treatment for trade in natural gas for a 20-year term.

As of June 30, 2014, the overall project completion for Trains 1 and 2 and Trains 3 and 4 of the Sabine Pass Liquefaction Project were approximately 69% and 36%, respectively, which are ahead of the contractual schedule. Based on our current construction schedule, we anticipate that Train 1 will produce LNG as early as late 2015, and Trains 2, 3 and 4 are expected to commence operations on a staggered basis thereafter.

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

In addition, Cheniere Marketing has entered into an SPA with Sabine Pass Liquefaction to purchase, at its option, up to 104,000,000 MMBtu/yr of LNG from Sabine Pass Liquefaction. Sabine Pass Liquefaction has the right each year during the term of the SPA to reduce the annual contract quantity based on its assessment of how much LNG it can produce in excess of that required for other customers. Cheniere Marketing may purchase incremental LNG volumes at a price of 115% of Henry Hub plus up to $3.00 per MMBtu for the most profitable 36,000,000 MMBtu of cargoes sold each year by Cheniere Marketing and then 20% of net profits of the remaining 68,000,000 MMBtu sold each year by Cheniere Marketing.

Natural Gas Transportation and Supply

For Sabine Pass Liquefaction’s feed gas transportation requirements, Sabine Pass Liquefaction has entered into transportation precedent agreements to secure firm pipeline transportation capacity with CTPL and other third party pipeline companies. Sabine Pass Liquefaction has also entered into enabling agreements and long-term natural gas purchase agreements with third parties and will continue to enter into such agreements in order to secure feed gas for the Sabine Pass Liquefaction Project.

Construction

Trains 1 through 4 are being designed, constructed and commissioned by Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”). Sabine Pass Liquefaction entered into lump sum turnkey contracts with Bechtel for the engineering, procurement and construction of Train 1 and Train 2 (the “EPC Contract (Trains 1 and 2)”) and Train 3 and Train 4 (the “EPC Contract (Trains 3 and 4)”) under which Bechtel charges a lump sum for all work performed and generally bears project cost risk unless certain specified events occur, in which case Bechtel may cause Sabine Pass Liquefaction to enter into a change order, or Sabine Pass Liquefaction agrees with Bechtel to a change order.

The total contract price of the EPC Contract (Trains 1 and 2) and the total contract price of the EPC Contract (Trains 3 and 4) are approximately $4.1 billion and $3.7 billion, respectively, reflecting amounts incurred under change orders through June 30, 2014. Total expected capital costs for Trains 1 through 4 are estimated to be between $9.0 billion and $10.0 billion before financing costs and between $12.0 billion and $13.0 billion after financing costs, including, in each case, estimated owner’s costs and contingencies.

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

Capital Resources

We currently expect that Sabine Pass Liquefaction’s capital resources requirements with respect to Trains 1 through 4 of the Sabine Pass Liquefaction Project will be financed through one or more of the following: borrowings, equity contributions from Cheniere Partners and cash flows under the SPAs. We believe that with the net proceeds of borrowings, unfunded commitments under the 2013 Liquefaction Credit Facilities and cash flows from operations, we will have adequate financial resources available to complete Trains 1 through 4 of the Sabine Pass Liquefaction Project and to meet its currently anticipated capital, operating and debt service requirements. We currently project that Sabine Pass Liquefaction will generate cash flow from the Sabine Pass Liquefaction Project by late 2015, when Train 1 of the Sabine Pass Liquefaction Project is anticipated to achieve initial LNG production.

Senior Secured Notes

As of June 30, 2014, Cheniere Partners’ subsidiaries had six series of senior secured notes outstanding (collectively, the “Senior Notes”):

•	$1.7 billion of 7.50% Senior Secured Notes due 2016 issued by Sabine Pass LNG (the “2016 Sabine Pass LNG Senior Notes”);

•
$0.4 billion of 6.50% Senior Secured Notes due 2020 issued by Sabine Pass LNG (the “2020 Sabine Pass LNG Senior Notes” and collectively with the 2016 Sabine Pass LNG Senior Notes, the “Sabine Pass LNG Senior Notes”);

•	$2.0 billion of 5.625% Senior Secured Notes due 2021 issued by Sabine Pass Liquefaction (the “2021 Sabine Pass Liquefaction Senior Notes”);

•
$1.0 billion of 6.25% Senior Secured Notes due 2022 issued by Sabine Pass Liquefaction (the “2022 Sabine Pass Liquefaction Senior Notes” and collectively with 2021 Sabine Pass Liquefaction Senior Notes, the 2023 Sabine Pass Liquefaction Senior Notes and the 2024 Sabine Pass Liquefaction Senior Notes, the “Sabine Pass Liquefaction Senior Notes”);

•	$1.5 billion of 2023 Sabine Pass Liquefaction Senior Notes; and

•	$2.0 billion of 2024 Sabine Pass Liquefaction Senior Notes.
Interest on the Senior Notes is payable semi-annually in arrears. Subject to permitted liens, the Sabine Pass LNG Senior Notes are secured on a pari passu first-priority basis by a security interest in all of Sabine Pass LNG’s equity interests and substantially all of Sabine Pass LNG’s operating assets. The Sabine Pass Liquefaction Senior Notes are secured on a first-priority basis by a security interest in all of the membership interests in Sabine Pass Liquefaction and substantially all of Sabine Pass Liquefaction’s assets.
Sabine Pass LNG may redeem all or part of its 2016 Sabine Pass LNG Senior Notes at any time at a redemption price equal to 100% of the principal plus any accrued and unpaid interest plus the greater of:
•1.0% of the principal amount of the 2016 Sabine Pass LNG Senior Notes; or

•
the excess of: a) the present value at such redemption date of (i) the redemption price of the 2016 Sabine Pass LNG Senior Notes plus (ii) all required interest payments due on the 2016 Sabine Pass LNG Senior Notes (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the Treasury Rate as of such redemption date plus 50 basis points; over b) the principal amount of the 2016 Sabine Pass LNG Senior Notes, if greater.

Sabine Pass LNG may redeem all or part of the 2020 Sabine Pass LNG Senior Notes at any time on or after November 1, 2016 at fixed redemption prices specified in the indenture governing the 2020 Sabine Pass LNG Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption. Sabine Pass LNG may also, at its option, redeem all or part of the 2020 Sabine Pass LNG Senior Notes at any time prior to November 1, 2016, at a “make-whole” price set forth in the indenture governing the 2020 Sabine Pass LNG Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption. At any time before November 1, 2015, Sabine Pass LNG may redeem up to 35% of the aggregate principal amount of the 2020 Sabine Pass LNG Senior Notes at a redemption price of 106.5% of the principal amount of the 2020 Sabine Pass LNG Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date, in an amount not to exceed the net proceeds of one or more completed equity offerings as long as Sabine Pass LNG redeems the 2020 Sabine Pass LNG Senior Notes within 180 days of the closing date for such equity offering and at least 65% of the aggregate principal amount of the 2020 Sabine Pass LNG Senior Notes originally issued remains outstanding after the redemption.

At any time prior to November 1, 2020, with respect to the 2021 Sabine Pass Liquefaction Senior Notes; December 15, 2021, with respect to the 2022 Sabine Pass Liquefaction Senior Notes; January 15, 2023, with respect to the 2023 Sabine Pass Liquefaction Senior Notes; or February 15, 2024, with respect to the 2024 Sabine Pass Liquefaction Senior Notes, Sabine Pass Liquefaction may redeem all or part of such series of the Sabine Pass Liquefaction Senior Notes at a redemption price equal to the “make-whole” price set forth in the common indenture governing the Sabine Pass Liquefaction Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption. Sabine Pass Liquefaction may also at any time on or after November 1, 2020, with respect to the 2021 Sabine Pass Liquefaction Senior Notes; December 15, 2021, with respect to the 2022 Sabine Pass Liquefaction Senior Notes; January 15, 2023, with respect to the 2023 Sabine Pass Liquefaction Senior Notes; or February 15, 2024, with respect to the 2024 Sabine Pass Liquefaction Senior Notes, redeem all or part of such series of the Sabine Pass Liquefaction Senior Notes at a redemption price equal to 100% of the principal amount of such series of the Sabine Pass Liquefaction Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

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

The Sabine Pass Liquefaction Senior Notes are governed by a common indenture with restrictive covenants. Sabine Pass Liquefaction may incur additional indebtedness in the future, including by issuing additional notes, and such indebtedness could be at higher interest rates and have different maturity dates and more restrictive covenants than the current outstanding indebtedness of Sabine Pass Liquefaction, including the Sabine Pass Liquefaction Senior Notes, the 2013 Liquefaction Credit Facilities and the Sabine Pass Liquefaction LC Agreement described below.

2013 Liquefaction Credit Facilities

In May 2013, Sabine Pass Liquefaction entered into four credit facilities aggregating $5.9 billion (collectively, the “2013 Liquefaction Credit Facilities”). In conjunction with Sabine Pass Liquefaction’s issuance of the 2024 Sabine Pass Liquefaction Senior Notes and the additional issuance of the 2023 Sabine Pass Liquefaction Senior Notes (the “Additional 2023 Sabine Pass Liquefaction Senior Notes”) in an aggregate principal amount of $0.5 billion, before premium, in May 2014, Sabine Pass Liquefaction has terminated approximately $2.1 billion of commitments under the 2013 Liquefaction Credit Facilities. As a result, Sabine Pass Liquefaction has available commitments aggregating $2.7 billion under the 2013 Liquefaction Credit Facilities, which will be used to fund a portion of the costs of developing, constructing and placing into operation Trains 1 through 4 of the Sabine Pass Liquefaction Project. The principal of the loans made under the 2013 Liquefaction Credit Facilities must be repaid in quarterly installments, commencing with the earlier of the last day of the first full calendar quarter after the Train 4 completion date, as defined in the 2013 Liquefaction Credit Facilities, or September 30, 2018. Loans under the 2013 Liquefaction Credit Facilities bear interest at a variable rate per annum equal to, at Sabine Pass Liquefaction’s election, the London Interbank Offered Rate (“LIBOR”) plus the applicable margin. The applicable margins for LIBOR loans range from 2.3% to 3.0% prior to the completion of Train 4 and from 2.3% to 3.25% after such completion, depending on the applicable 2013 Liquefaction Credit Facility. The 2013 Liquefaction Credit Facilities also require Sabine Pass Liquefaction to pay a commitment fee calculated at a rate per annum equal to 40% of the applicable margin for LIBOR loans, multiplied by the average daily amount of undrawn commitments. Interest on LIBOR loans and the commitment fees are due and payable at the end of each LIBOR period and quarterly, respectively.

2012 Liquefaction Credit Facility

In July 2012, Sabine Pass Liquefaction entered into a construction/term loan facility in an amount up to $3.6 billion (the “2012 Liquefaction Credit Facility”), which was available to Sabine Pass Liquefaction in four tranches solely to fund the Sabine Pass Liquefaction Project costs for Trains 1 and 2, the related debt service reserve account up to an amount equal to six months of scheduled debt service and the return of equity and affiliate subordinated debt funding to Cheniere or its affiliates up to an amount that would result in senior debt being no more than 65% of Cheniere Partners’ total capitalization. Borrowings under the 2012 Liquefaction Credit Facility were based on LIBOR plus 3.50% during construction and 3.75% during operations. Sabine Pass Liquefaction was also required to pay commitment fees on the undrawn amount. The 2012 Liquefaction Credit Facility was amended and restated with the 2013 Liquefaction Credit Facilities and $100.0 million of outstanding borrowings under the 2012 Liquefaction Credit Facility were repaid in full.

CTPL Credit Facility

CTPL has a $400.0 million term loan facility (“CTPL Credit Facility”), which is being used to fund modifications to the Creole Trail Pipeline and for general business purposes. Loans under the CTPL Credit Facility bear interest at a variable rate per annum equal to, at CTPL’s election, LIBOR or the base rate, plus the applicable margin. The applicable margin for LIBOR loans under the CTPL Credit Facility is 3.25%. The CTPL Credit Facility matures in 2017 when the full amount of the outstanding principal obligations must be repaid.

Sabine Pass Liquefaction LC Agreement

Sabine Pass Liquefaction entered into the Sabine Pass Liquefaction LC Agreement which it intends to use for the issuance of letters of credit on behalf of Sabine Pass Liquefaction for certain working capital requirements related to the Sabine Pass Liquefaction Project.  Sabine Pass Liquefaction will pay (a) a commitment fee in an amount equal to an annual rate of 0.75% of an amount equal to the unissued portion of letters of credit available pursuant to the Sabine Pass Liquefaction LC Agreement and (b) a letter of credit fee equal to an annual rate of 2.5% of the undrawn portion of all letters of credit issued under the Sabine Pass Liquefaction LC Agreement. If draws are made upon any letters of credit issued under the Sabine Pass Liquefaction LC Agreement, the amount of the draw will be deemed a loan issued to Sabine Pass Liquefaction.  Sabine Pass Liquefaction is required to pay the full amount of this loan on or prior to the business day immediately succeeding the deemed issuance of the loan.  These loans bear interest at a rate of 2.0% plus the base rate as defined in the Sabine Pass Liquefaction LC Agreement. As of June 30, 2014, Sabine Pass Liquefaction had issued letters of credit in an aggregate amount of $3.8 million and no draws had been made upon any letters of credit issued under the Sabine Pass Liquefaction LC Agreement.

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

Customers

Corpus Christi Liquefaction has entered into eight fixed price, 20-year SPAs with third parties with an annual contract quantity that in the aggregate equate to approximately 7.7 mtpa of LNG. Under these eight SPAs, the customers will purchase LNG from Corpus Christi Liquefaction for a price consisting of a fixed fee of $3.50 plus 115% of Henry Hub per MMBtu of LNG. Expected annual contracted cash flow from fixed fees is approximately $1.4 billion if we make a positive final investment decision with respect to Trains 1 through 3, with the applicable fixed fees starting from the commencement of commercial operations of the applicable Train. These fixed fees equal approximately $550 million, $706 million and $140 million for each of Trains 1 through 3, respectively. In certain circumstances, the customers may elect to cancel or suspend deliveries of LNG cargoes, in which case the customers would still be required to pay the fixed fee with respect to cargoes that are not delivered. A portion of the fixed fee will be subject to annual adjustment for inflation. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA commences upon the start of operations of the specified Train.

Construction

In December 2013, Corpus Christi Liquefaction entered into contracts with Bechtel for the engineering, procurement and construction of Trains and related facilities for the Corpus Christi Liquefaction Project under which Bechtel charges a lump sum for all work performed and generally bears project cost risk unless certain specified events occur, in which case Bechtel may cause Corpus Christi Liquefaction to enter into a change order, or Corpus Christi Liquefaction agrees with Bechtel to a change order. Total expected costs for the three Trains and the related facilities, excluding pipeline facilities, are estimated to be between $10.5 billion and $11.0 billion before financing costs, including an estimate for owner’s costs and contingencies.

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

Pipeline Facilities

In conjunction with the Corpus Christi Liquefaction Project, we filed an application with the FERC in August 2012 for authorization to site, construct and operate 23 miles of 48” pipeline that would interconnect the Corpus Christi Liquefaction Project with several inter- and intrastate natural gas pipelines. The pipeline is designed to transport 2.25 Bcf/d of feed and fuel gas required by the Corpus Christi Liquefaction Project from the existing natural gas pipeline grid.

Capital Resources

We expect to finance the construction costs of the Corpus Christi Liquefaction Project from one or more of the following: project financing, offerings by us or our subsidiaries of debt or equity and operating cash flow.

LNG and Natural Gas Marketing Business

Our wholly owned subsidiary, Cheniere Marketing, is engaged in the LNG and natural gas marketing business and is seeking to develop a portfolio of long-term, short-term and spot LNG purchase and sale agreements. Cheniere Marketing has purchased, transported and unloaded commercial LNG cargoes into the Sabine Pass LNG terminal and has used trading strategies intended to maximize margins on these cargoes. Cheniere Marketing has secured the following rights and obligations to support its business:

•
the right to deliver cargoes to the Sabine Pass LNG terminal during the construction of the Sabine Pass Liquefaction Project in exchange for payment of 80% of the expected gross margin from each cargo to Cheniere Energy Investments, LLC, a wholly owned subsidiary of Cheniere Partners;

•
the Cheniere Marketing SPA, with the right to purchase, at Cheniere Marketing’s option, up to 104,000,000 MMBtu/yr of LNG from Sabine Pass Liquefaction. Sabine Pass Liquefaction has the right each year during the term of the SPA to reduce the annual contract quantity based on its assessment of how much LNG it can produce in excess of that required for other customers. Cheniere Marketing may purchase incremental LNG volumes at a price of 115% of Henry Hub plus up to $3.00 per MMBtu for the most profitable 36,000,000 MMBtu of cargoes sold each year by Cheniere Marketing; and then 20% of net profits of the remaining 68,000,000 MMBtu sold each year by Cheniere Marketing; and

•
three LNG vessel time charters with subsidiaries of two ship owners, Dynagas, Ltd. (“Dynagas”) and Teekay LNG Operating LLC (“Teekay”). The annual payments for the vessel charters will be approximately $92 million. The charters have an initial term of 5 years with the option to renew with Dynagas for a 2-year extension with similar terms as the initial term. Cheniere Marketing expects to receive delivery of the vessel from Dynagas in June 2015 and the vessels from Teekay in January 2016 and June 2016.

Corporate and Other Activities

We are required to maintain corporate general and administrative functions to serve our business activities described above.

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the six months ended June 30, 2014 and 2013. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, that are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Six Months Ended June 30,
	2014	2013
Sources of cash and cash equivalents
Proceeds from issuances of long-term debt	$2,584,500	$3,504,478
Use of restricted cash and cash equivalents for the acquisition of property, plant and equipment	1,303,011	1,580,268
Proceeds from sale of common units by Cheniere Partners	—	364,795
Proceeds from exercise of stock options	6,265	—
Other	—	11,119
Total sources of cash and cash equivalents	3,893,776	5,460,660

Uses of cash and cash equivalents
Investment in restricted cash and cash equivalents	(2,282,903)	(3,520,638)
Property, plant and equipment, net	(1,352,400)	(1,272,701)
Debt issuance and deferred financing costs	(85,367)	(228,882)
Repayment of debt	(177,000)	(100,000)
Distributions and dividends to non-controlling interest	(39,644)	(30,872)
Operating cash flow	(11,341)	(21,843)
Payments related to tax withholdings for stock-based compensation	(9,218)	(71,913)
Investment in Cheniere Partners	—	(11,122)
Other	(6,858)	(7,479)
Total uses of cash and cash equivalents	(3,964,731)	(5,265,450)

Net increase (decrease) in cash and cash equivalents	(70,955)	195,210
Cash and cash equivalents—beginning of period	960,842	201,711
Cash and cash equivalents—end of period	$889,887	$396,921

Proceeds from Issuances of Long-Term Debt, Debt Issuance and Deferred Financing Costs and Repayment of Long-Term Debt

In May 2014, Sabine Pass Liquefaction issued the 2024 Sabine Pass Liquefaction Senior Notes and the Additional 2023 Sabine Pass Liquefaction Senior Notes for total net proceeds of approximately $2.5 billion. Debt issuance costs in the six months ended June 30, 2014 primarily relate to up-front fees paid upon the closing of this offering in May 2014.

In February 2013 and April 2013, Sabine Pass Liquefaction issued an aggregate principal amount of $2.0 billion, before premium, of the 2021 Sabine Pass Liquefaction Senior Notes. In April 2013, Sabine Pass Liquefaction also issued $1.0 billion of the 2023 Sabine Pass Liquefaction Senior Notes. Net proceeds from those offerings were used to pay a portion of the capital costs incurred in connection with the construction of the Sabine Pass Liquefaction Project. In May 2013, CTPL entered into the CTPL Credit Facility, which is being used to fund modifications to the Creole Trail Pipeline and for general business purposes. In June 2013, Sabine Pass Liquefaction borrowed $100.0 million under the 2013 Liquefaction Credit Facilities. Debt issuance costs in the six months ended June 30, 2013 primarily relate to up-front fees paid upon the closing of the 2021 Sabine Pass Liquefaction Senior Notes and 2023 Sabine Pass Liquefaction Senior Notes issued in 2013.

During the six months ended June 30, 2014, Sabine Pass Liquefaction repaid its $177.0 million of borrowings under the 2013 Liquefaction Credit Facilities upon the issuance of the Additional 2023 Sabine Pass Liquefaction Senior Notes and the 2024 Sabine Pass Liquefaction Senior Notes. During the six months ended June 30, 2013, the 2012 Liquefaction Credit Facility was amended and restated with the 2013 Liquefaction Credit Facilities and the $100.0 million of outstanding borrowings under the 2012 Liquefaction Credit Facility were repaid in full.

Use of Restricted Cash and Cash Equivalents for the Acquisition of Property, Plant and Equipment and Property, Plant and Equipment, Net

During the six months ended June 30, 2014 and 2013, we used $1,303.0 million and $1,580.3 million, respectively, of restricted cash and cash equivalents for investing activities to fund $1,352.4 million and $1,272.7 million during the six months ended June 30, 2014 and 2013, respectively, of construction costs for Trains 1 through 4 of the Sabine Pass Liquefaction Project.  Trains 1 and 2 and Trains 3 and 4 of the Sabine Pass Liquefaction Project satisfied the criteria for capitalization in June 2012 and May 2013, respectively. Accordingly, costs associated with the construction of Trains 1 through 4 of the Sabine Pass Liquefaction Project have been recorded as construction-in-process since those dates.

Proceeds from Sale of Common Units by Cheniere Partners

The proceeds from the sale of partnership common units in the six months ended June 30, 2013 primarily related to a February 2013 common unit purchase agreement with institutional investors to sell 17.6 million common units for net proceeds, after deducting expenses, of approximately $365 million. Cheniere Partners used the proceeds from this offering to purchase 100% of the equity interests in Cheniere Pipeline GP Interests, LLC held by Cheniere Pipeline Company, and the limited partner interest in CTPL held by Grand Cheniere Pipeline, LLC.

Investment in Restricted Cash and Cash Equivalents

In the six months ended June 30, 2014, we invested $2,282.9 million in restricted cash and cash equivalents related to the net proceeds from the 2024 Sabine Pass Liquefaction Senior Notes and Additional 2023 Sabine Pass Liquefaction Senior Notes issued in May 2014. In the six months ended June 30, 2013, we invested $3,520.6 million in restricted cash and cash equivalents related to the net proceeds from the 2021 Sabine Pass Liquefaction Senior Notes and 2023 Sabine Pass Liquefaction Senior Notes issued in 2013 and from the sale of common units by Cheniere Partners as described above.

Distributions and Dividends to Non-controlling Interest

During the six months ended June 30, 2014 and 2013, Cheniere Partners and Cheniere Holdings, collectively, made distributions and dividends of $39.6 million and $30.9 million, respectively, to non-affiliated common unitholders and common shareholders.

Payments Related to Tax Withholdings for Stock-based Compensation

During the six months ended June 30, 2014 and 2013, we used $9.2 million and $71.9 million, respectively, of cash and cash equivalents to purchase restricted stock that was returned to us by employees to cover taxes related to their restricted stock that vested during such periods. The increased amount in 2013 primarily resulted from the vesting of awards under the long-term commercial bonus pools related to Trains 1 through 4 of the Sabine Pass Liquefaction Project.

Investment in Cheniere Partners

In the six months ended June 30, 2013, we invested $11.1 million in Cheniere Partners related to the purchase of general partner units.

Issuance of Common Stock

 During the six months ended June 30, 2014 and 2013, we issued 0.4 million and 18.2 million shares, respectively, of restricted stock to new and existing employees.

Results of Operations

Three Months Ended June 30, 2014 vs. Three Months Ended June 30, 2013

Our consolidated net loss attributable to common stockholders was $201.9 million, or $0.90 per share (basic and diluted), in the three months ended June 30, 2014 compared to a net loss attributable to common stockholders of $154.8 million, or $0.71 per share (basic and diluted), in the three months ended June 30, 2013. This $47.1 million increase in net loss was primarily a result of increased derivative loss, net and increased loss on early extinguishment of debt, which was partially offset by increased net loss attributable to non-controlling interest and decreased general and administrative expense (“G&A Expense”). Derivative loss, net increased $155.7 million in the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily as a result of a decrease in long-term LIBOR during the three months ended June 30, 2014, as compared to an increase in long-term LIBOR during the three months ended June 30, 2013, and the early settlement of interest rate swaps in connection with the early extinguishment of a portion of the 2013 Liquefaction Credit Facilities in May 2014. Loss on early extinguishment of debt increased $33.8 million in the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, due to the write-off of debt issuance costs in connection with the early extinguishment of $2.1 billion of commitments under the 2013 Liquefaction Credit Facilities in May 2014, as compared to the write-off of debt issuance costs in connection with the early extinguishment of $1.4 billion of commitments under the 2012 Liquefaction Credit Facility in April 2013. Net loss attributable to non-controlling interest increased $69.6 million in the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily as a result of increased net loss recorded by Cheniere Partners and the increased portion of equity ownership in Cheniere Partners not attributable to us resulting from Cheniere Holdings’ initial public offering of 36.0 million common shares completed in December 2013. G&A Expense decreased $67.4 million in the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily as a result of the timing of awards under bonus plans relating to the Sabine Pass Liquefaction Project. There was no significant change to interest expense, net in the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily as a result of our capitalization of interest costs incurred directly related to the construction of the first four Trains of the Sabine Pass Liquefaction Project.

Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013

Our consolidated net loss attributable to common stockholders was $299.7 million, or $1.34 per share (basic and diluted), in the six months ended June 30, 2014 compared to a net loss attributable to common stockholders of $271.9 million, or $1.26 per share (basic and diluted), in the six months ended June 30, 2013. This $27.8 million increase in net loss was primarily a result of increased derivative loss, net and increased loss on early extinguishment of debt, which was partially offset by increased net loss attributable to non-controlling interest, decreased G&A Expense and decreased LNG terminal development expense. Derivative loss, net increased $172.9 million in the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily as a result of a decrease in long-term LIBOR during the six months ended June 30, 2014, as compared to an increase in long-term LIBOR during the six months ended June 30, 2013, and the early settlement of interest rate swaps in connection with the early extinguishment of a portion of the 2013 Liquefaction Credit Facilities in May 2014. Loss on early extinguishment of debt increased $33.8 million in the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, due to the write-off of debt issuance costs in connection with the early extinguishment of $2.1 billion of commitments under the 2013 Liquefaction Credit Facilities in May 2014, as compared to the write-off of debt issuance costs in connection with the early extinguishment of $1.4 billion of commitments under the 2012 Liquefaction Credit Facility in April 2013. Net loss attributable to non-controlling interest increased $86.7 million in the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily as a result of the increased portion of equity ownership in Cheniere Partners not attributable to us resulting from the Cheniere Partners’ common unit offering to investors in the first quarter of 2013 and Cheniere Holdings’ initial public offering of 36.0 million common shares completed in December 2013. G&A Expense decreased $79.3 million in the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily as a result of the timing of awards under bonus plans relating to the Sabine Pass Liquefaction Project. LNG terminal development expense decreased $11.8 million in the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily as a result of decreased development activities and costs related to the Corpus Christi Liquefaction Project and other development projects. There was no significant change to interest expense, net in the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, primarily as a result of our capitalization of interest costs incurred directly related to the construction of the first four Trains of the Sabine Pass Liquefaction Project.

Off-Balance Sheet Arrangements

As of June 30, 2014, we had no “off-balance sheet arrangements” that may have a current or future material effect on our consolidated financial position or results of operations.

Summary of Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes.  There have been no significant changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) amended its guidance on revenue recognition. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption not permitted. This guidance can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact of the provisions of this guidance on our consolidated financial position, results of operations and cash flows.

In June 2014, the FASB issued guidance that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition. As a result, the target is not reflected in the estimation of the award’s grant date fair value and compensation cost for such an award would be recognized over the required service period, if it is probable that the performance condition will be achieved. This guidance is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. We adopted this guidance in the quarterly period ended June 30, 2014. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our Consolidated Balance Sheets.

Marketing and Trading Commodity Price Risk

We have entered into certain derivative instruments to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory (“LNG Inventory Derivatives”) and to hedge the exposure to price risk attributable to future purchases of natural gas to be utilized as fuel to operate the Sabine Pass LNG terminal (“Fuel Derivatives”). We use one-day value at risk (“VaR”) with a 95% confidence interval and other methodologies for market risk measurement and control purposes of our LNG Inventory Derivatives and Fuel Derivatives. The VaR is calculated using the Monte Carlo simulation method. The table below provides information about our LNG Inventory Derivatives and Fuel Derivatives that are sensitive to changes in natural gas prices and interest rates as of June 30, 2014 (in thousands, except for volume and price range data):

Hedge Description	Hedge Instrument	Contract Volume (MMBtu)	Price Range ($/MMBtu)	Final Hedge Maturity Date	Fair Value	VaR
LNG Inventory Derivatives	Fixed price natural gas swaps	415,000	$4.511 - $4.797	August 2014	$10	$(33)
Fuel Derivatives	Fixed price natural gas swaps	760,000	$3.855 - $4.650	July 2015	$97	$(3)

Interest Rate Risk

We have entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2013 Liquefaction Credit Facilities (“Interest Rate Derivatives”). In order to test the sensitivity of the fair value of the Interest Rate Derivatives to changes in interest rates, management modeled a 10% change in the forward 1-month LIBOR curve across the full 7-year term of the Interest Rate Derivatives. The table below provides information about our Interest Rate Derivatives that are sensitive to changes in the forward 1-month LIBOR curve as of June 30, 2014:

Hedge Description	Hedge Instrument	Initial Notional Amount	Maximum Notional Amount	Fixed Interest Rate Range (%)	Final Hedge Maturity Date	Fair Value (in thousands)	10% Change in LIBOR (in thousands)
Interest Rate Derivatives	Interest rate swaps	$20.0 million	$2.5 billion	1.978 - 1.981	July 2019	$7,130	$17,891

ITEM 4.    CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

On May 29, 2014, an alleged stockholder of Cheniere commenced a putative class and derivative action in the Court of Chancery of the State of Delaware (the “Court”) against Cheniere, the members of the Board and certain of Cheniere’s present and former officers captioned Jones v. Souki, et al., C.A. No. 9710-VCL. Since May 29, 2014, additional litigations have been filed captioned Macguire v. Souki, et al., C.A. No. 9746-VCL, and Shenker v. Souki, et al., C.A. No. 9763-VCL. These three actions have been consolidated into In re Cheniere Energy, Inc. Stockholders Litigation, Consolidated C.A. No. 9710-VCL (Del. Ch.). A fourth litigation captioned Davidoff v. Souki, et al., C.A. No. 9825-VCL has also been filed, but has not yet been formally consolidated with the other litigations. In general terms, these litigations challenge the manner in which abstentions were treated in connection with the stockholder vote on Amendment No. 1 to the Cheniere Energy, Inc. 2011 Incentive Plan (“Amendment No. 1”), pursuant to which, among other things, the number of shares of common stock available for issuance under the Cheniere Energy, Inc. 2011 Incentive Plan (the “2011 Plan”) was increased from 10 million to 35 million shares. The lawsuits contend that abstentions should have been counted as “no” votes in tabulating the outcome of the vote and that the stockholders did not approve Amendment No. 1 when abstentions are counted as such. The lawsuits further contend that portions of the Amended and Restated Bylaws of Cheniere Energy, Inc. adopted on April 3, 2014 are invalid and that certain disclosures relating to these matters made by Cheniere are misleading. The lawsuits assert claims for breach of contract and breach of fiduciary duty (both on a class and a derivative basis) and claims for unjust enrichment (on a derivative basis). The lawsuits seek, among other things, a declaration that the February 1, 2013 stockholder vote on Amendment No. 1 is void, disgorgement of all compensation distributed as a result of Amendment No. 1, voiding the awards made from the shares reserved pursuant to Amendment No. 1 and monetary damages.

Cheniere asserts the plaintiffs’ claims are not valid and intends to vigorously defend against these lawsuits. On June 16, 2014, the defendants filed with the Court a joint motion to stay or dismiss the consolidated action with prejudice and Cheniere filed a verified application pursuant to 8 Del. C. § 205 (the “Section 205 Action”) in which Cheniere asks the Court to declare valid the issuance, pursuant to the 2011 Plan, whether occurring in the past or future, of the 25 million additional shares of common stock of Cheniere covered by Amendment No. 1. On June 27, 2014, the Court entered an order staying the stockholder litigation pending resolution of the Section 205 Action. On July 11, 2014, Cheniere filed a memorandum of law in support of its motion for judgment on Application I asserted in the Section 205 Action (that it correctly tabulated votes in connection with the stockholder vote on Amendment No. 1). On July 25, 2014, certain of the plaintiffs in the consolidated action (who have been given permission to intervene in the Section 205 Action) filed a brief in opposition to Cheniere’s motion for judgment on Application I in the Section 205 Action. Briefing on these issues is expected to be completed on August 1, 2014.

ITEM 1A.     RISK FACTORS

Other than with respect to the addition of the risk factor included below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

We are subject to litigation which may impact the amount of operating costs and expenses that we have recognized in our financial statements.
During the second quarter of 2014, four lawsuits were filed in the Court of Chancery of the State of Delaware (the “Court”) against us and/or certain of our present and former officers and directors that challenge the manner in which abstentions were treated in connection with the stockholder vote on Amendment No. 1 to the Cheniere Energy, Inc. 2011 Incentive Plan (“Amendment No. 1”), pursuant to which, among other things, the number of shares of common stock available for issuance under the Cheniere Energy, Inc. 2011 Incentive Plan (the “2011 Plan”) was increased from 10 million to 35 million shares. The lawsuits contend that abstentions should have been counted as “no” votes in tabulating the outcome of the vote and that the stockholders did not approve Amendment No. 1 when abstentions are counted as such. The lawsuits further contend that portions of the Amended and Restated Bylaws of Cheniere Energy, Inc. adopted on April 3, 2014 are invalid and that certain disclosures relating to these matters made by us are misleading. The lawsuits assert claims for breach of contract and breach of fiduciary duty (both on a class and a derivative basis) and claims for unjust enrichment (on a derivative basis). The lawsuits seek, among other things, a declaration that the February 1, 2013 stockholder vote on Amendment No. 1 is void, disgorgement of all compensation distributed as a result of Amendment No. 1, voiding the awards made from the shares reserved pursuant to Amendment No. 1 and monetary damages. On June 16, 2014, we filed a verified application with the Court pursuant to 8 Del. C. § 205 in which we ask the Court to declare valid the issuance, pursuant to the 2011 Plan, of the 25 million additional shares of our common stock covered by Amendment No. 1, whether occurring in the past or the future.

The outcome of this litigation may impact the amount of operating costs and expenses that we have recognized in our financial statements. Given the stage of this ongoing litigation, we currently cannot reasonably estimate a range of potential loss, if any, related to this matter.

We assert the plaintiffs’ claims are not valid and intend to vigorously defend against these lawsuits. As the litigation progresses, additional information could become known and we may be required to recognize additional operating costs and expenses, and that amount could be material to our consolidated financial position, results of operations or cash flows, and could cause our investors to lose confidence in our reported financial information and have a negative effect on the price of our common stock.

ITEM 5.    OTHER INFORMATION
Compliance Disclosure
Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended June 30, 2014, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Quarterly Report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”). During the quarter ended June 30, 2014, we did not engage in any transactions with Iran or with persons or entities related to Iran.

Blackstone, an affiliate of The Blackstone Group L.P. (“Blackstone Group”), is a holder of approximately 29% of the outstanding equity interests of Cheniere Partners and has three representatives on the Board of Directors of Cheniere Partners’ general partner. Accordingly, Blackstone Group may be deemed an “affiliate” of Cheniere Partners, as that term is defined in Exchange Act Rule 12b-2. We have received notice from Blackstone Group that it may include in its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 disclosures pursuant to ITRA regarding one of its portfolio companies that may be deemed to be an affiliate of Blackstone Group. Because of the broad definition of “affiliate” in Exchange Act Rule 12b-2, this portfolio company of Blackstone Group, through Blackstone Group’s ownership of Cheniere Partners, may also be deemed to be an affiliate of ours.
We have received notice from Blackstone Group that Travelport Limited (“Travelport”) has engaged in the following activities: as part of its global business in the travel industry, Travelport provides certain passenger travel-related GDS and airline IT services to Iran Air and airline IT services to Iran Air Tours. The gross revenues and net profits attributable to such activities during the quarter ended June 30, 2014 have not been reported by Travelport. Blackstone Group has informed us that Travelport intends to continue these business activities with Iran Air and Iran Air Tours as such activities are either exempt from applicable sanctions prohibitions or specifically licensed by the Office of Foreign Assets Control.

ITEM 6.    EXHIBITS

Exhibit No.	Description
3.1
Cheniere Energy, Inc. Amended and Restated Bylaws, dated April 3, 2014 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on April 9, 2014)

4.1
Fourth Supplemental Indenture, dated as of May 20, 2014, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on May 22, 2014)

4.2
Fifth Supplemental Indenture, dated as of May 20, 2014, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.2 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on May 22, 2014)

10.1
LNG Sale and Purchase Agreement (FOB), dated April 1, 2014, between Corpus Christi Liquefaction, LLC (Seller) and Endesa Generación, S.A. (Buyer) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on April 2, 2014)

10.2
LNG Sale and Purchase Agreement (FOB), dated April 7, 2014, between Corpus Christi Liquefaction, LLC (Seller) and Endesa S.A. (Buyer) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on April 8, 2014)

10.3
Senior Letter of Credit and Reimbursement Agreement, dated as of April 21, 2014, among Sabine Pass Liquefaction, as Borrower, The Bank of Nova Scotia, as Senior Issuing Bank and Senior LC Facility Administrative Agent, Société Générale, as Common Security Trustee and the lenders named therein, as Senior LC Lenders (Incorporated by reference to Exhibit 10.1 to Sabine Pass Liquefaction, LLC’s Current Report on Form 8-K (SEC File No. 333-192373), filed on April 25, 2014)

10.4
Registration Rights Agreement, dated as of May 20, 2014, between Sabine Pass Liquefaction, LLC and RBC Capital Markets, LLC (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on May 22, 2014)

10.5
LNG Sale and Purchase Agreement (FOB), dated May 30, 2014, between Corpus Christi Liquefaction, LLC (Seller) and Iberdrola, S.A. (Buyer) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on May 30, 2014)

10.6
LNG Sale and Purchase Agreement (FOB), dated June 2, 2014, between Corpus Christi Liquefaction, LLC (Seller) and Gas Natural Fenosa LNG SL (Buyer) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on June 2, 2014)

10.7
LNG Sale and Purchase Agreement (FOB), dated June 30, 2014, between Corpus Christi Liquefaction, LLC (Seller) and Woodside Energy Trading Singapore Pte Ltd (Buyer) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on June 30, 2014)

Exhibit No.	Description
10.8
LNG Sale and Purchase Agreement (FOB), dated July 1, 2014, between Corpus Christi Liquefaction, LLC (Seller) and PT Pertamina (Persero) (Buyer) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on July 1, 2014)

10.9
LNG Sale and Purchase Agreement (FOB), dated July 17, 2014, between Corpus Christi Liquefaction, LLC (Seller) and Électricité de France, S.A. (Buyer) (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on July 17, 2014)

10.10
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00035 Resolution of FERC Open Items, Additional FERC Support Hours and Greenfield/Brownfield Milestone Adjustment, dated May 9, 2014 (Incorporated by reference to Exhibit 10.3 to Sabine Pass Liquefaction, LLC’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on July 31, 2014)

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

CHENIERE ENERGY, INC.

Date: July 31, 2014	By:	/s/ Michael J. Wortley
Michael J. Wortley
Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date: July 31, 2014	By:	/s/ Leonard Travis
Leonard Travis
Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)