Form 10-Q
period 2014-09-30
CHENIERE ENERGY INC
filed 2014-10-30
CIK 3570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
236,846,177 shares of the registrant’s Common Stock, $0.003 par value, were issued and outstanding as of October 16, 2014.

CHENIERE ENERGY, INC.
TABLE OF CONTENTS

i

PART I.        FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2014	2013
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$791,656	$960,842
Restricted cash and cash equivalents	661,804	598,064
Accounts and interest receivable	23,385	4,486
LNG inventory	13,966	10,563
Prepaid expenses and other	19,051	17,225
Total current assets	1,509,862	1,591,180

Non-current restricted cash and cash equivalents	1,139,104	1,031,399
Property, plant and equipment, net	8,634,504	6,454,399
Debt issuance costs, net	251,101	313,944
Non-current derivative assets	32,161	98,123
Goodwill	76,819	76,819
Other	141,765	107,373
Total assets	$11,785,316	$9,673,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,064	$10,367
Accrued liabilities	378,982	186,552
Deferred revenue	26,639	26,593
Other	17,103	13,499
Total current liabilities	438,788	237,011

Long-term debt, net	8,989,760	6,576,273
Long-term deferred revenue	14,500	17,500
Other non-current liabilities	11,715	2,396

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value, 5.0 million shares authorized, none issued	—	—
Common stock, $0.003 par value
Authorized: 480.0 million shares at September 30, 2014 and December 31, 2013
Issued and outstanding: 237.7 million and 238.1 million shares at September 30, 2014 and December 31, 2013, respectively	715	716
Treasury stock: 9.7 million shares and 9.0 million shares at September 30, 2014 and December 31, 2013, respectively, at cost	(224,944)	(179,826)
Additional paid-in-capital	2,562,647	2,459,699
Accumulated deficit	(2,490,226)	(2,100,907)
Total stockholders’ equity	(151,808)	179,682
Non-controlling interest	2,482,361	2,660,375
Total equity	2,330,553	2,840,057
Total liabilities and equity	$11,785,316	$9,673,237

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues
LNG terminal revenues	$66,983	$66,735	$200,243	$199,222
Marketing and trading revenues (losses)	(499)	590	482	441
Other	323	385	1,277	1,130
Total revenues	66,807	67,710	202,002	200,793

Operating costs and expenses
General and administrative expense	74,255	57,096	215,783	277,971
Operating and maintenance expense	26,102	30,098	69,198	76,425
Depreciation	16,189	15,246	48,962	45,533
Development expense	11,544	11,046	38,919	50,214
Other	75	100	245	258
Total operating costs and expenses	128,165	113,586	373,107	450,401

Loss from operations	(61,358)	(45,876)	(171,105)	(249,608)

Other income (expense)
Interest expense, net	(46,884)	(52,528)	(130,943)	(134,806)
Loss on early extinguishment of debt	—	—	(114,335)	(80,510)
Derivative gain (loss), net	5,573	(22,335)	(89,286)	55,706
Other income (expense)	(160)	65	(39)	954
Total other expense	(41,471)	(74,798)	(334,603)	(158,656)

Loss before income taxes and non-controlling interest	(102,829)	(120,674)	(505,708)	(408,264)
Income tax provision	(1,971)	(1,809)	(2,147)	(2,751)
Net loss	(104,800)	(122,483)	(507,855)	(411,015)
Less: net loss attributable to non-controlling interest	(15,219)	(21,659)	(118,536)	(38,323)
Net loss attributable to common stockholders	$(89,581)	$(100,824)	$(389,319)	$(372,692)

Net loss per share attributable to common stockholders—basic and diluted	$(0.40)	$(0.46)	$(1.74)	$(1.71)

Weighted average number of common shares outstanding—basic and diluted	224,309	220,734	223,710	217,940

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net loss	$(104,800)	$(122,483)	$(507,855)	$(411,015)
Other comprehensive income (loss)
Loss on settlements of interest rate cash flow hedges retained in other comprehensive income	—	—	—	(30)
Change in fair value of interest rate cash flow hedges	—	—	—	21,297
Losses reclassified into earnings as a result of discontinuance of cash flow hedge accounting	—	—	—	5,973
Foreign currency translation	—	135	—	111
Total other comprehensive income	—	135	—	27,351
Comprehensive loss	(104,800)	(122,348)	(507,855)	(383,664)
Less: comprehensive loss attributable to non-controlling interest	(15,219)	(21,659)	(118,536)	(36,291)
Comprehensive loss attributable to common stockholders	$(89,581)	$(100,689)	$(389,319)	$(347,373)

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Total Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance—December 31, 2013	238,091	$716	8,970	$(179,826)	$2,459,699	$(2,100,907)	$—	$2,660,375	$2,840,057
Exercise of stock options	347	1	—	—	10,103	—	—	—	10,104
Issuances of restricted stock	550	2	—	—	(2)	—	—	—	—
Forfeitures of restricted stock	(587)	(2)	67	—	2	—	—	—	—
Stock-based compensation	—	—	—	—	90,972	—	—	—	90,972
Shares repurchased related to stock-based compensation	(688)	(2)	688	(45,118)	2	—	—	—	(45,118)
Excess tax benefit from stock-based compensation	—	—	—	—	1,871	—	—	—	1,871
Loss attributable to non-controlling interest	—	—	—	—	—	—	—	(118,536)	(118,536)
Distributions to non-controlling interest	—	—	—	—	—	—	—	(59,478)	(59,478)
Net loss	—	—	—	—	—	(389,319)	—	—	(389,319)
Balance—September 30, 2014	237,713	$715	9,725	$(224,944)	$2,562,647	$(2,490,226)	$—	$2,482,361	$2,330,553

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities
Net loss attributable to common stockholders	$(389,319)	$(372,692)
Adjustments to reconcile net loss to net cash used in operating activities:
Use of restricted cash and cash equivalents for certain operating activities	102,851	72,785
Loss on early extinguishment of debt	114,335	80,510
Depreciation	48,962	45,533
Amortization of debt issuance costs and discount	10,971	8,590
Stock-based compensation	84,449	202,785
Non-cash LNG inventory write-downs	23,505	27,851
Total (gains) losses on derivatives, net	89,286	(55,706)
Net cash from settlement of derivative instruments	(19,745)	653
Net loss attributable to non-controlling interest	(118,536)	(38,323)
Other	(1,975)	(2,622)
Changes in operating assets and liabilities:
Accounts and interest receivable	(18,899)	(21,514)
Accounts payable and accrued liabilities	62,797	62,502
LNG inventory	(26,908)	(29,071)
Deferred revenue	(2,955)	(2,955)
Prepaid expenses and other	131	(629)
Net cash used in operating activities	(41,050)	(22,303)

Cash flows from investing activities
Property, plant and equipment, net	(2,047,957)	(2,448,749)
Use of restricted cash and cash equivalents for the acquisition of property, plant and equipment	1,980,436	2,470,725
Investment in Cheniere Partners	—	(11,122)
Other	(24,113)	(30,524)
Net cash used in investing activities	(91,634)	(19,670)

Cash flows from financing activities
Proceeds from issuances of long-term debt	2,584,500	3,504,478
Proceeds from sale of common units by Cheniere Partners	—	364,775
Investment in restricted cash and cash equivalents	(2,254,733)	(3,146,006)
Debt issuance and deferred financing costs	(94,220)	(271,979)
Distributions and dividends to non-controlling interest	(59,478)	(50,046)
Repayments of long-term debt	(177,000)	(100,000)
Payments related to tax withholdings for stock-based compensation	(44,516)	(89,137)
Proceeds from exercise of stock options	9,502	274
Other	(557)	2,067
Net cash provided by (used in) financing activities	(36,502)	214,426

Net increase (decrease) in cash and cash equivalents	(169,186)	172,453
Cash and cash equivalents—beginning of period	960,842	201,711
Cash and cash equivalents—end of period	$791,656	$374,164

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

Results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2014.

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

As of September 30, 2014 and December 31, 2013, we classified $53.0 million and $15.0 million, respectively, as current restricted cash and cash equivalents for the payment of current interest due. As of both September 30, 2014 and December 31, 2013, we classified the permanent debt service reserve fund of $76.1 million as non-current restricted cash and cash equivalents. These cash accounts are controlled by a collateral trustee and, therefore, are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

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

As of September 30, 2014 and December 31, 2013, we classified $312.4 million and $192.1 million, respectively, as current restricted cash and cash equivalents held by Sabine Pass Liquefaction for the payment of current liabilities related to the development and construction of natural gas liquefaction facilities at the Sabine Pass LNG terminal adjacent to the existing regasification facilities (the “Sabine Pass Liquefaction Project”) and $1,050.9 million and $867.6 million, respectively, as non-current restricted cash and cash equivalents held by Sabine Pass Liquefaction for future Sabine Pass Liquefaction Project construction costs.

Cheniere Creole Trail Pipeline, L.P. (“CTPL”) Reserve
In May 2013, CTPL entered into a $400.0 million term loan facility (the “CTPL Credit Facility”). As of September 30, 2014 and December 31, 2013, we classified $27.9 million and $20.5 million, respectively, as current restricted cash and cash equivalents held by CTPL for the payment of current liabilities and $5.8 million and $81.4 million, respectively, as non-current restricted cash and cash equivalents held by CTPL because such funds may only be used for modifications of the 94-mile Creole Trail Pipeline, which interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines, in order to enable bi-directional natural gas flow and for the payment of interest during construction of such modifications. The restricted cash reserved to pay interest during construction is controlled by a collateral agent, and can only be released by the collateral agent upon satisfaction of certain terms and conditions.

Other Restricted Cash and Cash Equivalents

As of September 30, 2014 and December 31, 2013, $252.6 million and $351.0 million, respectively, of cash and cash equivalents were held by Sabine Pass LNG and Cheniere Partners that were restricted to Cheniere.  In addition, as of September 30, 2014 and December 31, 2013, $15.9 million and $19.4 million, respectively, had been classified as current restricted cash and cash equivalents, and as of both September 30, 2014 and December 31, 2013, $6.3 million had been classified as non-current restricted cash and cash equivalents on our Consolidated Balance Sheets due to various other contractual restrictions.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of LNG terminal costs and fixed assets and other, as follows (in thousands):

	September 30,	December 31,
	2014	2013
LNG terminal costs
LNG terminal	$2,249,037	$2,234,796
LNG terminal construction-in-process	6,629,692	4,489,668
LNG site and related costs, net	14,148	6,511
Accumulated depreciation	(335,792)	(292,434)
Total LNG terminal costs, net	8,557,085	6,438,541
Fixed assets and other
Computer and office equipment	4,678	8,115
Furniture and fixtures	5,531	4,319
Computer software	36,335	13,504
Leasehold improvements	23,858	7,303
Other	36,312	15,388
Accumulated depreciation	(29,295)	(32,771)
Total fixed assets and other, net	77,419	15,858
Property, plant and equipment, net	$8,634,504	$6,454,399

NOTE 4—NON-CONTROLLING INTEREST

Cheniere Holdings’ and Cheniere Partners’ financial statements are consolidated in our Consolidated Financial Statements and these entities’ other equity is recorded as a non-controlling interest. The following table sets forth the changes of our non-controlling interest balance attributable to third-party investors’ interests during the nine months ended September 30, 2014 (in thousands):

Non-controlling interest at December 31, 2013	$2,660,375
Distributions to Cheniere Partners’ non-controlling interest	(57,522)
Dividends to Cheniere Holdings’ non-controlling interest	(1,981)
Net loss attributable to non-controlling interest	(118,536)
Other	25
Non-controlling interest at September 30, 2014	$2,482,361

NOTE 5—VARIABLE INTEREST ENTITY

Cheniere Partners

Cheniere Partners is a master limited partnership formed by us to own and operate the Sabine Pass LNG terminal and related assets. Cheniere Holdings is a limited liability company formed by us to hold our Cheniere Partners limited partner interests. As of September 30, 2014, we owned 84.5% of Cheniere Holdings, which owns a 55.9% limited partner interest in Cheniere Partners in the form of 11,963,488 common units, 45,333,334 Class B units and 135,383,831 subordinated units. We also own 100% of the general partner interest and the incentive distribution rights in Cheniere Partners.

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

NOTE 6—ACCRUED LIABILITIES

As of September 30, 2014 and December 31, 2013, accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Interest expense and related debt fees	$155,332	$80,151
Payroll	26,841	7,410
LNG liquefaction costs	167,800	83,651
LNG terminal costs	1,448	1,612
Other accrued liabilities	27,561	13,728
Total accrued liabilities	$378,982	$186,552

NOTE 7—LONG-TERM DEBT

As of September 30, 2014 and December 31, 2013, our long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Long-term debt
2016 Sabine Pass LNG Senior Notes	$1,665,500	$1,665,500
2020 Sabine Pass LNG Senior Notes	420,000	420,000
2021 Sabine Pass Liquefaction Senior Notes	2,000,000	2,000,000
2022 Sabine Pass Liquefaction Senior Notes	1,000,000	1,000,000
2023 Sabine Pass Liquefaction Senior Notes	1,500,000	1,000,000
2024 Sabine Pass Liquefaction Senior Notes	2,000,000	—
2013 Liquefaction Credit Facilities	—	100,000
CTPL Credit Facility	400,000	400,000
Total long-term debt	8,985,500	6,585,500
Long-term debt premium (discount)
2016 Sabine Pass LNG Senior Notes	(10,172)	(13,693)
2021 Sabine Pass Liquefaction Senior Notes	10,530	11,562
2023 Sabine Pass Liquefaction Senior Notes	7,257	—
CTPL Credit Facility	(3,355)	(7,096)
Total long-term debt, net	$8,989,760	$6,576,273

For the three months ended September 30, 2014 and 2013, we incurred $154.8 million and $116.1 million of total interest cost, respectively, of which we capitalized and deferred $107.9 million and $63.6 million, respectively, of interest expense primarily related to the construction of the first four Trains of the Sabine Pass Liquefaction Project. For the nine months ended September 30, 2014 and 2013, we incurred $423.8 million and $293.2 million of total interest cost, respectively, of which we capitalized and deferred $292.8 million and $158.3 million, respectively, of interest expense primarily related to this construction.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Sabine Pass LNG Senior Notes

As of both September 30, 2014 and December 31, 2013, Sabine Pass LNG had an aggregate principal amount of $1,665.5 million, before discount, of the 2016 Sabine Pass LNG Senior Notes and $420.0 million of the 2020 Sabine Pass LNG Senior Notes outstanding. Borrowings under the 2016 Sabine Pass LNG Senior Notes and 2020 Sabine Pass LNG Senior Notes bear interest at a fixed rate of 7.50% and 6.50%, respectively. The terms of the 2016 Sabine Pass LNG Senior Notes and the 2020 Sabine Pass LNG Senior Notes are substantially similar. Interest on the Sabine Pass LNG Senior Notes is payable semi-annually in arrears. Subject to permitted liens, the Sabine Pass LNG Senior Notes are secured on a first-priority basis by a security interest in all of Sabine Pass LNG’s equity interests and substantially all of its operating assets.

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
Under the Sabine Pass LNG Indentures, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied as described in Note 2—“Restricted Cash and Cash Equivalents.” During the nine months ended September 30, 2014 and 2013, Sabine Pass LNG made distributions of $237.7 million and $242.1 million, respectively, after satisfying all the applicable conditions in the Sabine Pass LNG Indentures.
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

The terms of the 2021 Sabine Pass Liquefaction Senior Notes, the 2022 Sabine Pass Liquefaction Senior Notes, the 2023 Sabine Pass Liquefaction Senior Notes and the 2024 Sabine Pass Liquefaction Senior Notes are governed by a common indenture (the “Sabine Pass Liquefaction Indenture”). The Sabine Pass Liquefaction Indenture contains customary terms and events of default and certain covenants that, among other things, limit Sabine Pass Liquefaction’s ability and the ability of Sabine Pass Liquefaction’s restricted subsidiaries to incur additional indebtedness or issue preferred stock, make certain investments or pay dividends or distributions on capital stock or subordinated indebtedness or purchase, redeem or retire capital stock, sell or transfer

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

assets, including capital stock of Sabine Pass Liquefaction’s restricted subsidiaries, restrict dividends or other payments by restricted subsidiaries, incur liens, enter into transactions with affiliates, consolidate, merge, sell or lease all or substantially all of Sabine Pass Liquefaction’s assets and enter into certain LNG sales contracts. Subject to permitted liens, the Sabine Pass Liquefaction Senior Notes are secured on a pari passu first-priority basis by a security interest in all of the membership interests in Sabine Pass Liquefaction and substantially all of Sabine Pass Liquefaction’s assets. Sabine Pass Liquefaction may not make any distributions until, among other requirements, substantial completion of Trains 1 and 2 has occurred, deposits are made into debt service reserve accounts and a debt service coverage ratio for the prior 12-month period and a projected debt service coverage ratio for the upcoming 12-month period of 1.25:1.00 are satisfied.

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

In connection with the issuance of the 2022 Sabine Pass Liquefaction Senior Notes, the 2024 Sabine Pass Liquefaction Senior Notes and the Additional 2023 Sabine Pass Liquefaction Senior Notes, Sabine Pass Liquefaction entered into registration rights agreements (the “Liquefaction Registration Rights Agreements”). Under the Liquefaction Registration Rights Agreements, Sabine Pass Liquefaction has agreed to use commercially reasonable efforts to file with the Securities and Exchange Commission (“SEC”) and cause to become effective registration statements relating to offers to exchange the 2022 Sabine Pass Liquefaction Senior Notes, the 2024 Sabine Pass Liquefaction Senior Notes and the Additional 2023 Sabine Pass Liquefaction Senior Notes for like aggregate principal amounts of SEC-registered notes with terms identical in all material respects to the 2022 Sabine Pass Liquefaction Senior Notes, the 2024 Sabine Pass Liquefaction Senior Notes and the Additional 2023 Sabine Pass Liquefaction Senior Notes (other than with respect to restrictions on transfer or to any increase in annual interest rate), respectively, within 360 days after November 25, 2013 and May 20, 2014, as applicable. Under specified circumstances, Sabine Pass Liquefaction may be required to file shelf registration statements to cover resales of the Sabine Pass Liquefaction Senior Notes. If Sabine Pass Liquefaction fails to satisfy these obligations, Sabine Pass Liquefaction may be required to pay additional interest to holders of the 2022 Sabine Pass Liquefaction Senior Notes, the 2024 Sabine Pass Liquefaction Senior Notes and the Additional 2023 Sabine Pass Liquefaction Senior Notes under certain circumstances. On August 26, 2014, Sabine Pass Liquefaction filed a registration statement with the SEC related to the exchange offers with respect to the 2022 Sabine Pass Liquefaction Senior Notes, the 2024 Sabine Pass Liquefaction Senior Notes and the Additional 2023 Sabine Pass Liquefaction Senior Notes, which became effective on October 22, 2014.

2013 Liquefaction Credit Facilities

In May 2013, Sabine Pass Liquefaction entered into the 2013 Liquefaction Credit Facilities aggregating $5.9 billion. The 2013 Liquefaction Credit Facilities are being used to fund a portion of the costs of developing, constructing and placing into operation the first four Trains of the Sabine Pass Liquefaction Project. The 2013 Liquefaction Credit Facilities will mature on the earlier of May 28, 2020 or the second anniversary of the completion date of the first four Trains of the Sabine Pass Liquefaction Project, as defined in the 2013 Liquefaction Credit Facilities. Borrowings under the 2013 Liquefaction Credit Facilities may be refinanced, in whole or in part, at any time without premium or penalty, except for interest rate hedging and interest rate breakage costs. Sabine Pass Liquefaction made an initial $100.0 million borrowing under the 2013 Liquefaction Credit Facilities in June 2013 after meeting the required conditions precedent, and in May 2014, Sabine Pass Liquefaction repaid its borrowings under the 2013 Liquefaction Credit Facilities upon the issuance of the Additional 2023 Sabine Pass Liquefaction Senior Notes and the 2024 Sabine Pass Liquefaction Senior Notes. As of September 30, 2014 and December 31, 2013, Sabine Pass Liquefaction had $2.7 billion and $4.9 billion, respectively, of available commitments under the 2013 Liquefaction Credit Facilities.

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

In May 2014, Sabine Pass Liquefaction issued the 2024 Sabine Pass Liquefaction Senior Notes and the Additional 2023 Sabine Pass Liquefaction Senior Notes, and a portion of the available commitments under the 2013 Liquefaction Credit Facilities was terminated. Net proceeds from the offering of approximately $2.5 billion were used to repay its outstanding indebtedness under the 2013 Liquefaction Credit Facilities, and the remaining proceeds are being used to pay a portion of the capital costs in connection with the construction of the first four Trains of the Sabine Pass Liquefaction Project in lieu of the terminated portion of the commitments under the 2013 Liquefaction Credit Facilities. The 2024 Sabine Pass Liquefaction Senior Notes and the Additional 2023 Sabine Pass Liquefaction Senior Notes are pari passu in right of payment with all existing and future senior debt of Sabine Pass Liquefaction. In conjunction with Sabine Pass Liquefaction’s issuance of the 2024 Sabine Pass Liquefaction Senior Notes and the Additional 2023 Sabine Pass Liquefaction Senior Notes in May 2014, Sabine Pass Liquefaction has terminated approximately $2.1 billion of commitments under the 2013 Liquefaction Credit Facilities. This termination resulted in a write-off of debt issuance costs and deferred commitment fees associated with the 2013 Liquefaction Credit Facilities of $114.3 million in May 2014.

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

In February 2013, Sabine Pass Liquefaction issued an aggregate principal amount of $1.5 billion of the 2021 Sabine Pass Liquefaction Senior Notes to refinance a portion of the 2012 Liquefaction Credit Facility, and a portion of available commitments under the 2012 Liquefaction Credit Facility were suspended. In April 2013, Sabine Pass Liquefaction issued an aggregate principal amount of $500.0 million of additional 2021 Sabine Pass Liquefaction Senior Notes and $1.0 billion of 2023 Sabine Pass Liquefaction Senior Notes. In conjunction with these issuances, approximately $1.4 billion of commitments under the 2012 Liquefaction Credit Facility were terminated. The termination of these commitments in April 2013 and the amendment and restatement of the 2012 Liquefaction Credit Facility with the 2013 Liquefaction Credit Facilities in May 2013 resulted in a write-off of debt issuance costs associated with the 2012 Liquefaction Credit Facility of zero and $80.5 million in the three and nine months ended September 30, 2013, respectively.

CTPL Credit Facility
In May 2013, CTPL entered into the CTPL Credit Facility, which is being used to fund modifications to the Creole Trail Pipeline and for general business purposes. CTPL incurred $10.0 million of direct lender fees that were recorded as a debt discount. The CTPL Credit Facility matures in 2017 when the full amount of the outstanding principal obligations must be repaid. CTPL’s loans may be repaid, in whole or in part, at any time without premium or penalty. As of September 30, 2014, CTPL had borrowed the full amount of $400.0 million available under the CTPL Credit Facility.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Sabine Pass Liquefaction LC Agreement

In April 2014, Sabine Pass Liquefaction entered into a $325.0 million senior letter of credit and reimbursement agreement (the “Sabine Pass Liquefaction LC Agreement”) that it intends to use for the issuance of letters of credit on behalf of Sabine Pass Liquefaction for certain working capital requirements related to the Sabine Pass Liquefaction Project. Sabine Pass Liquefaction will pay (a) a commitment fee in an amount equal to an annual rate of 0.75% of an amount equal to the unissued portion of letters of credit available pursuant to the Sabine Pass Liquefaction LC Agreement and (b) a letter of credit fee equal to an annual rate of 2.5% of the undrawn portion of all letters of credit issued under the Sabine Pass Liquefaction LC Agreement. If draws are made upon any letters of credit issued under the Sabine Pass Liquefaction LC Agreement, the amount of the draw will be deemed a loan issued to Sabine Pass Liquefaction.  Sabine Pass Liquefaction is required to pay the full amount of this loan on or prior to the business day immediately succeeding the deemed issuance of the loan.  These loans bear interest at a rate of 2.0% plus the base rate as defined in the Sabine Pass Liquefaction LC Agreement. As of September 30, 2014, Sabine Pass Liquefaction had issued letters of credit in an aggregate amount of $9.5 million and no draws had been made upon any letters of credit issued under the Sabine Pass Liquefaction LC Agreement.

NOTE 8—FINANCIAL INSTRUMENTS

Derivative Instruments

We have entered into the following derivative instruments that are reported at fair value:

•	commodity derivatives to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory (“LNG Inventory Derivatives”);

•	commodity derivatives to hedge the exposure to price risk attributable to future purchases of natural gas to be utilized as fuel to operate the Sabine Pass LNG terminal (“Fuel Derivatives”);

•	commodity derivatives consisting of natural gas purchase agreements to secure natural gas feed stock for the Sabine Pass Liquefaction Project (“Term Gas Supply Derivatives”); and

•	interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2013 Liquefaction Credit Facilities (“Interest Rate Derivatives”).

The following table (in thousands) shows the fair value of our derivative assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, which are classified as prepaid expenses and other, non-current derivative assets and other current liabilities in our Consolidated Balance Sheets.

	Fair Value Measurements as of
	September 30, 2014				December 31, 2013
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
LNG Inventory Derivatives liability	$—	$(219)	$—	$(219)	$—	$(171)	$—	$(171)
Fuel Derivatives asset (liability)	—	(144)	—	(144)	—	126	—	126
Interest Rate Derivatives asset	—	15,059	—	15,059	—	84,639	—	84,639

The estimated fair values of our LNG Inventory Derivatives and Fuel Derivatives are the amounts at which the instruments could be exchanged currently between willing parties. We value these derivatives using observable commodity price curves and other relevant data. We value our Interest Rate Derivatives using valuations based on the initial trade prices. Using an income-based approach, subsequent valuations are based on observable inputs to the valuation model including interest rate curves, risk adjusted discount rates, credit spreads and other relevant data. The fair value of Sabine Pass Liquefaction’s Term Gas Supply Derivatives is developed through the use of internal models which are impacted by inputs that are unobservable in the marketplace.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

As a result, the fair value of Sabine Pass Liquefaction’s Term Gas Supply Derivatives is designated as Level 3 within the valuation hierarchy. Internal fair value models for Sabine Pass Liquefaction’s index-priced Term Gas Supply Derivatives that include contractual pricing with a fixed basis include fixed basis amounts for delivery at locations for which no market currently exists. Internal fair value models for our index-priced Term Gas Supply Derivatives also include conditions precedent to the respective long-term natural gas purchase agreements. As of September 30, 2014, Sabine Pass Liquefaction’s Term Gas Supply Derivatives existed within markets for which the pipeline infrastructure has not been developed to accommodate marketable physical gas flow and our internal fair value models were based on a market price that equated to our own contractual pricing due to the inactive and unobservable market as well as the conditions precedent and their impact on the uncertainty in the timing of our actual receipt of the physical volumes associated with each forward. As a result, we estimated the fair value of Sabine Pass Liquefaction’s Term Gas Supply Derivatives to be zero as of September 30, 2014.

Derivative assets and liabilities arising from our derivative contracts with the same counterparty are reported on a net basis, as all counterparty derivative contracts provide for net settlement.

Commodity Derivatives

We recognize all commodity derivative instruments, including our LNG Inventory Derivatives and Fuel Derivatives, as either assets or liabilities and measure those instruments at fair value.  Changes in the fair value of our commodity derivatives are reported in earnings.

The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments in instances where our LNG Inventory Derivatives or Fuel Derivatives are in an asset position. Our LNG Inventory Derivatives and Fuel Derivatives are executed through over-the-counter contracts which are subject to nominal credit risk as these transactions are settled on a daily margin basis with investment grade financial institutions. We are required by these financial institutions to use margin deposits as credit support for these commodity derivative activities.  Collateral of $6.6 million and $5.9 million deposited for such contracts, which has not been reflected in the derivative fair value tables, is included in the other current assets balance as of September 30, 2014, and December 31, 2013, respectively.

The following table (in thousands) shows the fair value and location of our LNG Inventory Derivatives and Fuel Derivatives on our Consolidated Balance Sheets:

		Fair Value Measurements as of
	Balance Sheet Location	September 30, 2014	December 31, 2013
LNG Inventory Derivatives liability	Prepaid expenses and other	$(219)	$(171)
Fuel Derivatives asset (liability)	Prepaid expenses and other	(144)	126

The following table (in thousands) shows the changes in the fair value and settlements of our LNG Inventory Derivatives, and Fuel Derivatives recorded in marketing and trading revenues (losses) on our Consolidated Statements of Operations during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
LNG Inventory Derivatives gain (loss)	$(289)	$14	$(32)	$(394)
Fuel Derivatives loss	(236)	(57)	(123)	(57)

The following table (in thousands) shows the changes in the fair value and settlements of our LNG Inventory Derivatives, and Fuel Derivatives recorded in derivative gain (loss), net on our Consolidated Statements of Operations during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
LNG Inventory Derivatives gain (loss)	$194	$201	$(345)	$976
Fuel Derivatives gain (loss)	—	(55)	281	(3)

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Natural Gas Purchase Agreements

Sabine Pass Liquefaction has entered into index-based physical natural gas supply contracts to secure natural gas feed stock for the Sabine Pass Liquefaction Project. The terms of these contracts range from approximately one to seven years and commence upon the occurrence of conditions precedent, including the date of first commercial operation of specified Trains of the Sabine Pass Liquefaction Project. We recognize Sabine Pass Liquefaction’s natural gas purchase agreements as either assets or liabilities and measure those instruments at fair value. Changes in the fair value of Sabine Pass Liquefaction’s Term Gas Supply Derivatives are reported in earnings.

As of September 30, 2014, Sabine Pass Liquefaction’s Term Gas Supply Derivatives existed within markets for which the pipeline infrastructure has not been developed to accommodate marketable physical gas flow and our internal fair value models were based on a market price that equated to Sabine Pass Liquefaction’s own contractual pricing due to the inactive and unobservable market as well as the conditions precedent and their impact on the uncertainty in the timing of our actual receipt of the physical volumes associated with each forward. As a result, we estimated the fair value of Sabine Pass Liquefaction’s Term Gas Supply Derivatives to be zero as of September 30, 2014. During the three and nine months ended September 30, 2014, there were no settlements or changes in the fair value of Sabine Pass Liquefaction’s Term Gas Supply Derivatives recorded in LNG terminal operating expense on our Consolidated Statements of Operations. As of September 30, 2014, the forward notional natural gas buy position of Sabine Pass Liquefaction’s Term Gas Supply Derivatives was approximately 2,161,000,000 MMBtu.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

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

At September 30, 2014, Sabine Pass Liquefaction had the following Interest Rate Derivatives outstanding:

	Initial Notional Amount	Maximum Notional Amount	Effective Date	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
Interest Rate Derivatives - Not Designated	$20.0 million	$2.5 billion	August 14, 2012	July 31, 2019	1.98%	One-month LIBOR

The following table (in thousands) shows the fair value of our Interest Rate Derivatives:

		Fair Value Measurements as of
	Balance Sheet Location	September 30, 2014	December 31, 2013
Interest Rate Derivatives - Not Designated	Non-current derivative assets	$32,161	$98,123
Interest Rate Derivatives - Not Designated	Other current liabilities	(17,102)	(13,484)

The following table (in thousands) details the effect of our Interest Rate Derivatives included in Other Comprehensive Income (“OCI”) and AOCI for the nine months ended September 30, 2014 and 2013:

	Gain (Loss) in Other Comprehensive Income		Gain (Loss) Reclassified from AOCI into Interest Expense (Effective Portion)		Losses Reclassified into Earnings as a Result of Discontinuance of Cash Flow Hedge Accounting
	2014	2013	2014	2013	2014	2013
Interest Rate Derivatives - Designated	$—	$21,297	$—	$—	$—	$(5,806)
Interest Rate Derivatives - Settlements	—	(30)	—	—	—	(167)

The following table (in thousands) shows the changes in the fair value and settlements of our Interest Rate Derivatives - Not Designated recorded in derivative gain (loss), net on our Consolidated Statements of Operations during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest Rate Derivatives - Not Designated	$5,379	$(22,481)	$(89,222)	$60,707

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Balance Sheet Presentation

Our commodity and interest rate derivatives are presented on a net basis on our Consolidated Balance Sheets as described above. The following table (in thousands) shows the fair value of our derivatives outstanding on a gross and net basis:

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
Offsetting Derivative Assets (Liabilities)				Derivative Instrument	Cash Collateral Received (Paid)	Net Amount
As of September 30, 2014:
LNG Inventory Derivatives	$(219)	$(219)	$—	$—	$—	$—
Fuel Derivatives	(144)	(144)	—	—	—	—
Interest Rate Derivatives - Not Designated	15,059	—	15,059	—	—	15,059
As of December 31, 2013:
LNG Inventory Derivatives	(171)	(171)	—	—	—	—
Fuel Derivatives	126	—	126	—	—	126
Interest Rate Derivatives - Not Designated	98,123	—	98,123	—	—	98,123
Interest Rate Derivatives - Not Designated	(13,484)	—	(13,484)	—	—	(13,484)

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
The following table (in thousands) shows the carrying amount and estimated fair value of our other financial instruments:

	September 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2016 Sabine Pass LNG Senior Notes, net of discount (1)	$1,655,328	$1,750,510	$1,651,807	$1,868,607
2020 Sabine Pass LNG Senior Notes (1)	420,000	432,600	420,000	432,600
2021 Sabine Pass Liquefaction Senior Notes, net of premium (1)	2,010,530	2,045,714	2,011,562	1,961,273
2022 Sabine Pass Liquefaction Senior Notes (1)	1,000,000	1,042,500	1,000,000	982,500
2023 Sabine Pass Liquefaction Senior Notes, net of premium (1)	1,507,257	1,507,257	1,000,000	935,000
2024 Sabine Pass Liquefaction Senior Notes (1)	2,000,000	2,010,000	—	—
2013 Liquefaction Credit Facilities (2)	—	—	100,000	100,000
CTPL Credit Facility, net of discount (3)	396,645	400,000	392,904	400,000

(1)
The Level 2 estimated fair value was based on quotations obtained from broker-dealers who make markets in these and similar instruments based on the closing trading prices on September 30, 2014 and December 31, 2013, as applicable.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 9—INCOME TAXES

We are not presently a taxpayer for federal or state income tax purposes and have not recorded a net liability for federal or state income taxes in any of the periods included in the accompanying financial statements. However, we are presently an international taxpayer and have recorded a net expense of $2.0 million and $1.8 million for the three months ended September 30, 2014 and 2013, respectively, and a net expense of $2.1 million and $2.8 million for the nine months ended September 30, 2014 and 2013, respectively, for international income taxes.

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

The following table reconciles basic and diluted weighted average common shares outstanding for the three and nine months ended September 30, 2014 and 2013 (in thousands, except for loss per share):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Weighted average common shares outstanding:
Basic	224,309	220,734	223,710	217,940
Dilutive common stock options (1)	—	—	—	—
Diluted	224,309	220,734	223,710	217,940

Basic and diluted net loss per share attributable to common stockholders	$(0.40)	$(0.46)	$(1.74)	$(1.71)

(1)
Stock options and unvested stock of 13.0 million shares and 18.3 million shares for the three months ended September 30, 2014 and 2013, respectively, and 12.8 million shares and 16.5 million shares for the nine months ended September 30, 2014 and 2013, respectively, representing securities that could potentially dilute basic EPS in the future were not included in the diluted net loss per share computations because their effect would have been anti-dilutive.

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

The 1997 Plan provides for the issuance of stock options to purchase up to 5.0 million shares of our common stock, all of which have been granted. Non-qualified stock options were granted to employees, contract service providers and outside directors. The 2003 Plan and 2011 Plan provide for the issuance of 21.0 million shares and 35.0 million shares, respectively, of our common stock that may be in the form of non-qualified stock options, incentive stock options, purchased stock, restricted (non-vested) stock, bonus (unrestricted) stock, stock appreciation rights, phantom stock and other stock-based performance awards deemed by the Compensation Committee of our Board of Directors (the “Compensation Committee”) to be consistent with the purposes of the 2003 Plan and 2011 Plan. As of September 30, 2014, all of the shares under the 2003 Plan have been granted and approximately 27 million shares, net of cancellations, have been granted under the 2011 Plan.

For the three months ended September 30, 2014 and 2013, the total stock-based compensation expense, net of capitalization, recognized in our net loss was $22.5 million and $26.7 million, respectively, and for the same periods we capitalized as part of the cost of capital assets $2.2 million and $1.3 million, respectively. For the nine months ended September 30, 2014 and 2013, the total stock-based compensation expense, net of capitalization, recognized in our net loss was $84.4 million and $202.8 million, respectively, and for the same periods we capitalized as part of the cost of capital assets $6.6 million and $8.6 million, respectively.

The total unrecognized compensation cost at September 30, 2014 relating to non-vested stock-based compensation arrangements granted under the 1997 Plan, 2003 Plan and 2011 Plan was $189.9 million, which is expected to be recognized over a weighted average period of 2.8 years.

We received $3.1 million and $0.3 million in the three months ended September 30, 2014 and 2013, respectively, and $9.5 million and $0.3 million in the nine months ended September 30, 2014 and 2013, respectively, of proceeds from the exercise of stock options.

During the three and nine months ended September 30, 2014, we recognized zero and $10.8 million, respectively, of share-based compensation expense related to the modification of long-term commercial bonus awards resulting from an employee termination.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

In general, employees must be employed at the time of each vesting to receive the awards or will otherwise forfeit such awards. Vesting and payment of the awards would accelerate in full upon (i) termination of employment by the Company without “Cause” or, solely in the case of executive officers, termination of employment by the employee for “Good Reason” (each as defined in the restricted stock award agreement), (ii) the employee’s death or disability, or (iii) the occurrence of a change of control.

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
On October 1, 2014, the second performance milestone was achieved upon Sabine Pass Liquefaction’s payment of 60% of the original contract price of the EPC Contract (Trains 3 and 4). Following certification of the achievement of the performance milestone by a subcommittee of the Compensation Committee, 20% of the Milestone Awards vested.
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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

The following table summarizes revenues (losses), loss from operations and total assets for each of our reporting segments (in thousands):

	Segments
	LNG Terminal	LNG & Natural Gas Marketing	Corporate and Other (1)	Total Consolidation
As of or for the Three Months Ended September 30, 2014
Revenues (losses) from external customers (2)	$66,983	$(500)	$324	$66,807
Intersegment revenues (losses) (3) (4)	607	17,262	(17,869)	—
Depreciation	14,817	103	1,269	16,189
Loss from operations	(28,676)	(6,652)	(26,030)	(61,358)
Interest expense, net	(46,996)	—	112	(46,884)
Loss before income taxes and non-controlling interest (5)	(64,886)	(7,130)	(30,813)	(102,829)
Stock-based compensation	3,278	8,281	13,096	24,655
Goodwill	76,819	—	—	76,819
Total assets	10,847,861	65,536	871,919	11,785,316
Expenditures for additions to long-lived assets	695,159	486	21,895	717,540

As of or for the Three Months Ended September 30, 2013
Revenues from external customers (2)	$66,738	$590	$382	$67,710
Intersegment revenues (losses) (3) (4)	820	15,880	(16,700)	—
Depreciation	14,581	251	414	15,246
Income (loss) from operations	(49,600)	2,919	805	(45,876)
Interest expense, net	(55,378)	—	2,850	(52,528)
Income (loss) before income taxes and non-controlling interest (5)	(127,202)	2,515	4,013	(120,674)
Stock-based compensation	3,148	4,594	20,197	27,939
Goodwill	76,819	—	—	76,819
Total assets	7,719,551	63,756	342,546	8,125,853
Expenditures for additions to long-lived assets	852,847	61	389	853,297

For the Nine Months Ended September 30, 2014
Revenues from external customers (2)	$200,243	$482	$1,277	$202,002
Intersegment revenues (losses) (3) (4)	2,113	21,336	(23,449)	—
Depreciation	44,033	364	4,565	48,962
Loss from operations	(56,799)	(33,153)	(81,153)	(171,105)
Interest expense, net	(131,264)	—	321	(130,943)
Loss before income taxes and non-controlling interest (5)	(376,363)	(34,046)	(95,299)	(505,708)
Stock-based compensation	9,840	17,212	63,920	90,972
Expenditures for additions to long-lived assets	2,164,596	1,271	54,120	2,219,987

For the Nine Months Ended September 30, 2013
Revenues from external customers (2)	$199,224	$441	$1,128	$200,793
Intersegment revenues (losses) (3) (4)	2,184	27,186	(29,370)	—
Depreciation	43,405	751	1,377	45,533
Loss from operations	(103,655)	(39,543)	(106,410)	(249,608)
Interest expense, net	(156,644)	—	21,838	(134,806)
Income (loss) before income taxes and non-controlling interest (5)	128,441	(40,092)	(496,613)	(408,264)
Stock-based compensation	22,477	36,234	152,635	211,346
Expenditures for additions to long-lived assets	2,467,210	57	1,293	2,468,560

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

NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in thousands):

	Nine Months Ended September 30,
	2014	2013
Cash paid during the year for interest, net of amounts capitalized and deferred	$47,152	$56,428
LNG terminal costs funded with accounts payable and accrued liabilities	287,330	80,557

NOTE 14—COMMITMENTS AND CONTINGENCIES

During the second quarter of 2014, four lawsuits were filed in the Court of Chancery of the State of Delaware (the “Court”) against Cheniere and/or certain of its present and former officers and directors that challenge the manner in which abstentions were treated in connection with the stockholder vote on Amendment No. 1 to the Cheniere Energy, Inc. 2011 Incentive Plan (“Amendment No. 1”), pursuant to which, among other things, the number of shares of common stock available for issuance under the Cheniere Energy, Inc. 2011 Incentive Plan (the “2011 Plan”) was increased from 10 million to 35 million shares. The lawsuits contend that abstentions should have been counted as “no” votes in tabulating the outcome of the vote and that the stockholders did not approve Amendment No. 1 when abstentions are counted as such. The lawsuits further contend that portions of the Amended and Restated Bylaws of Cheniere Energy, Inc. adopted on April 3, 2014 are invalid and that certain disclosures relating to these matters made by Cheniere are misleading. The lawsuits assert claims for breach of contract and breach of fiduciary duty (both on a class and a derivative basis) and claims for unjust enrichment (on a derivative basis). The lawsuits seek, among other things, a declaration that the February 1, 2013 stockholder vote on Amendment No. 1 is void, disgorgement of all compensation distributed as a result of Amendment No. 1, voiding the awards made from the shares reserved pursuant to Amendment No. 1 and monetary damages. On June 16, 2014, Cheniere filed a verified application with the Court pursuant to 8 Del. C. § 205 (the “Section 205 Action”) in which it asks the Court to declare valid the issuance, pursuant to the 2011 Plan, of the 25 million additional shares of common stock of Cheniere covered by Amendment No. 1, whether occurring in the past or the future. On June 27, 2014, the Court entered an order staying the stockholder litigation pending resolution of the Section 205 Action. On July 11, 2014, Cheniere filed a memorandum of law in support of its motion for judgment on Application I asserted in the Section 205 Action (that it correctly tabulated votes in connection with the stockholder vote on Amendment No. 1). On July 25, 2014, certain of the plaintiffs in the lawsuits (who have been given permission to intervene in the Section 205 Action) filed a brief in opposition to Cheniere’s motion for judgment on Application I in the Section 205 Action. Briefing on these issues was completed on August 20, 2014, and the Court held a hearing on the motion on August 26, 2014.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

The parties to the above-referenced lawsuits and the Section 205 Action have reached a memorandum of understanding (the “MOU”), subject to its terms and conditions, including receipt, among other things, of Court approval, to resolve the litigation. The MOU contemplates the dismissal with prejudice of the stockholder actions and the Section 205 Action and a release being granted to the defendants by the plaintiffs and a class of Cheniere’s stockholders. As part of the contemplated settlement: (i) the parties will request that the Court validate, pursuant to 8 Del. C. § 205, all awards made pursuant to Amendment No. 1 (whether vested or unvested) and declare that recipients of such awards are entitled to keep their awarded shares; (ii) except with respect to the unawarded shares discussed below, Cheniere will not seek stockholder approval for any stock-based compensation prior to January 1, 2017, such that no stock based compensation will be awarded to company executives, directors or consultants other than to the extent stockholders have already approved such compensation or such compensation was approved pursuant to 8 Del. C. § 205 (notwithstanding the foregoing, authorized stock (unissued or treasury) may be used to compensate new employees and a cash pay award (bonus, incentive, etc.) tied to the performance of Cheniere’s stock shall not constitute stock-based compensation); (iii) all compensation-related votes through September 17, 2022 will be subject to a majority of the shares present and entitled to vote standard (pursuant to which abstentions will be counted as the functional equivalent of “no” votes and broker non-votes will not be considered in determining the outcome of the resolution, but will be counted for purposes of establishing a quorum); and (iv) the Compensation Committee will be comprised exclusively of independent directors as defined by the NYSE MKT (or the rules of the primary exchange on which Cheniere’s common stock is listed in the future). With respect to the shares authorized pursuant to Amendment No. 1, but not awarded: (i) Cheniere will not award any of these shares unless the issuance of the shares is approved by a new stockholder vote; (ii) no earlier than 90-days after Court approval of the settlement, Cheniere may submit the issue of the unawarded shares to a stockholder vote; and (iii) if stockholders approve issuance of the unawarded shares, no more than 1 million of those shares may be awarded to Mr. Souki.

Consummation of the settlement is subject to several conditions including (i) completion of confirmatory discovery; (ii) agreement on an appropriate stipulation of settlement and such other documentation as may be required to obtain final approval of the settlement; and (iii) approval of all aspects of the settlement. The MOU requires the settlement to be submitted for Court approval within 60 days from the date of the MOU. Cheniere has also agreed that plaintiffs’ counsel is entitled to a fee in connection with the resolution of the Stockholder Actions, which fee will be paid by defendants, their insurance carrier, Cheniere or any combination thereof. The amount of the fee has not yet been determined.

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

•
statements relating to the construction of our proposed liquefaction facilities and natural gas liquefaction trains (“Trains”), including statements concerning the engagement of any engineering, procurement and construction (“EPC”) contractor or other contractor and the anticipated terms and provisions of any agreement with any EPC or other contractor, and anticipated costs related thereto;

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

We are developing a second natural gas liquefaction and export facility near Corpus Christi, Texas (the “Corpus Christi Liquefaction Project”) through a wholly owned subsidiary, Corpus Christi Liquefaction, LLC (“Corpus Christi Liquefaction”). As currently contemplated, the proposed Corpus Christi Liquefaction LNG terminal would be designed for up to three Trains, with expected aggregate nominal production capacity of approximately 13.5 mtpa of LNG, three LNG storage tanks with capacity of approximately 10.1 Bcfe and two docks that can accommodate vessels with capacity of up to 266,000 cubic meters.

One of our subsidiaries, Cheniere Marketing, LLC (“Cheniere Marketing”), is engaged in the LNG and natural gas marketing business and is seeking to develop a portfolio of long-term, short-term and spot LNG purchase and sale agreements. Cheniere Marketing has entered into LNG Sale and Purchase Agreements (“SPAs”) with Sabine Pass Liquefaction and Corpus Christi Liquefaction to purchase LNG produced by the Sabine Pass Liquefaction Project and the Corpus Christi Liquefaction Project.

We are also in various stages of developing other projects, which, among other things, will require acceptable commercial and financing arrangements before we make a final investment decision.

Overview of Significant Events

Our significant accomplishments since January 1, 2014 and through the filing date of this Form 10-Q include the following:

•	Our wholly owned subsidiary, Corpus Christi Liquefaction, entered into the following:

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

•
Cheniere Marketing entered into an amended and restated SPA with Sabine Pass Liquefaction to purchase, at Cheniere Marketing’s option, any LNG produced by Sabine Pass Liquefaction in excess of that required for other customers at a price of 115% of Henry Hub plus $3.00 per MMBtu of LNG.

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
•Cheniere Holdings through distributions from Cheniere Partners; and

•
Cheniere through existing unrestricted cash, services fees from Cheniere Holdings, Cheniere Partners and its other     subsidiaries, distributions from our investments in Cheniere Holdings and Cheniere Partners and operating cash flows     from our LNG and natural gas marketing business. In addition, we expect to finance the construction costs of the Corpus Christi Liquefaction LNG terminal from one or more of the following: project financing, debt and equity offerings by us or our subsidiaries and operating cash flow.

As of September 30, 2014, we had cash and cash equivalents of $791.7 million available to Cheniere. In addition, we had current and non-current restricted cash and cash equivalents of $1,800.9 million (which included current and non-current restricted cash and cash equivalents available to Cheniere Partners, Sabine Pass Liquefaction and Sabine Pass LNG) designated for the following purposes: $1.4 billion for the Sabine Pass Liquefaction Project; $33.5 million for CTPL; $129.1 million for interest payments related to the Sabine Pass LNG Senior Notes described below; and $274.9 million for other restricted purposes.

Cheniere Holdings

Cheniere Holdings was formed by us to hold our Cheniere Partners limited partner interests, thereby allowing us to segregate our lower risk, stable, cash flow generating assets from our higher risk, early stage development projects and marketing activities. As of September 30, 2014, we had an 84.5% direct ownership interest in Cheniere Holdings. We receive dividends on our Cheniere Holdings shares from the distributions that Cheniere Holdings receives from Cheniere Partners, and we receive management fees for managing Cheniere Holdings. For the nine months ended September 30, 2014, we received $10.8 million in dividends on our Cheniere Holdings common shares and $0.8 million of management fees from Cheniere Holdings.

In August 2014, Cheniere Holdings filed a registration statement with the SEC with respect to an offering of 10.1 million of its common shares. Once completed, Cheniere Holdings expects to use the net proceeds of the offering of these common shares to redeem 10.1 million shares that are currently owned by us. Upon completion of this offering, we will own 185.6 million, or 80.1%, of Cheniere Holdings’ common shares.

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

Prior to the Cheniere Holdings Offering, we received quarterly equity distributions from Cheniere Partners related to our limited partner and 2% general partner interests. We will continue to receive quarterly equity distributions from Cheniere Partners related to our 2% general partner interest, and we receive fees for providing services to Cheniere Partners, Sabine Pass LNG, Sabine Pass Liquefaction and CTPL. During the nine months ended September 30, 2014, we received $1.5 million in distributions on our general partner interest and $92.9 million in total service fees from Cheniere Holdings, Cheniere Partners, Sabine Pass LNG, Sabine Pass Liquefaction and CTPL.

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

Cheniere Partners’ Class B units are subject to conversion, mandatorily or at the option of the Class B unitholders under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. The Cheniere Partners Class B units are not entitled to cash distributions except in the event of a liquidation of Cheniere Partners, a merger, consolidation or other combination of Cheniere Partners with another person or the sale of all or substantially all of the assets of Cheniere Partners. On a quarterly basis beginning on the initial purchase of the Class B units and ending on the conversion date of the Class B units, the conversion value of the Class B units increases at a compounded rate of 3.5% per quarter, subject to an additional upward adjustment for certain equity and debt financings. The accreted conversion ratio of the Class B units owned by Cheniere Holdings and Blackstone CQP Holdco LP (“Blackstone”) was 1.37 and 1.34, respectively, as of September 30, 2014. We expect the Class B units to mandatorily convert into common units within 90 days of the substantial completion date of Train 3 of the Sabine Pass Liquefaction Project, which Cheniere Partners currently expects to occur before March 31, 2017. If the Class B units are not mandatorily converted by July 2019, the holders of the Class B units have the option to convert the Class B units into common units at that time.

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

Cheniere Partners has received authorization from the Federal Energy Regulatory Commission (the “FERC”) to site, construct and operate Trains 1 through 4. Cheniere Partners has also filed an application with the FERC for the approval to site, construct and operate Trains 5 and 6. The U.S. Department of Energy (the “DOE”) has granted Sabine Pass Liquefaction an order authorizing the export of up to the equivalent of 16 mtpa (approximately 803 Bcf/yr) of LNG to all nations with which trade is permitted for a 20-year term beginning on the earlier of the date of first export from Train 1 or August 7, 2017. The DOE further issued orders authorizing the export of an additional 503.3 Bcf/yr in total of domestically produced LNG from the Sabine Pass LNG terminal to free trade agreement (“FTA”) countries providing for national treatment for trade in natural gas for a 20-year term.

As of September 30, 2014, the overall project completion for Trains 1 and 2 and Trains 3 and 4 of the Sabine Pass Liquefaction Project were approximately 76% and 43%, respectively, which are ahead of the contractual schedule. Based on our current construction schedule, we anticipate that Train 1 will produce LNG as early as late 2015, and Trains 2, 3 and 4 are expected to commence operations on a staggered basis thereafter.

Customers

Sabine Pass Liquefaction has entered into four fixed price, 20-year SPAs with third parties that in the aggregate equate to 16 mtpa of LNG that commence with the date of first commercial delivery for Trains 1 through 4, which are fully permitted. In addition, Sabine Pass Liquefaction has entered into two fixed price, 20-year SPAs with third parties for another 3.75 mtpa of LNG that commence with the date of first commercial delivery for Train 5, which has not yet received regulatory approval for construction. Under the SPAs, the customers will purchase LNG from Sabine Pass Liquefaction for a price consisting of a fixed fee plus 115% of Henry Hub per MMBtu of LNG. In certain circumstances, the customers may elect to cancel or suspend deliveries of LNG cargoes, in which case the customers would still be required to pay the fixed fee with respect to cargoes that are not delivered. A portion of the fixed fee will be subject to annual adjustment for inflation. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA commences upon the start of operations of a specified Train.

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

In addition, Cheniere Marketing has entered into an amended and restated SPA with Sabine Pass Liquefaction to purchase, at Cheniere Marketing’s option, any LNG produced by Sabine Pass Liquefaction in excess of that required for other customers at a price of 115% of Henry Hub plus $3.00 per MMBtu of LNG.

Natural Gas Transportation and Supply

For Sabine Pass Liquefaction’s natural gas feed stock transportation requirements, it has entered into transportation precedent agreements to secure firm pipeline transportation capacity with CTPL and other third party pipeline companies. Sabine Pass Liquefaction has also entered into enabling agreements and long-term natural gas purchase agreements with third parties and will continue to enter into such agreements in order to secure natural gas feed stock for the Sabine Pass Liquefaction Project.

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

The total contract price of the EPC Contract (Trains 1 and 2) and the total contract price of the EPC Contract (Trains 3 and 4) are approximately $4.1 billion and $3.7 billion, respectively, reflecting amounts incurred under change orders through September 30, 2014. Total expected capital costs for Trains 1 through 4 are estimated to be between $9.0 billion and $10.0 billion before financing costs and between $12.0 billion and $13.0 billion after financing costs, including, in each case, estimated owner’s costs and contingencies.

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

Senior Secured Notes

As of September 30, 2014, Cheniere Partners’ subsidiaries had six series of senior secured notes outstanding (collectively, the “Senior Notes”):

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

Sabine Pass Liquefaction LC Agreement

Sabine Pass Liquefaction entered into the Sabine Pass Liquefaction LC Agreement which it intends to use for the issuance of letters of credit on behalf of Sabine Pass Liquefaction for certain working capital requirements related to the Sabine Pass Liquefaction Project.  Sabine Pass Liquefaction will pay (a) a commitment fee in an amount equal to an annual rate of 0.75% of an amount equal to the unissued portion of letters of credit available pursuant to the Sabine Pass Liquefaction LC Agreement and (b) a letter of credit fee equal to an annual rate of 2.5% of the undrawn portion of all letters of credit issued under the Sabine Pass Liquefaction LC Agreement. If draws are made upon any letters of credit issued under the Sabine Pass Liquefaction LC Agreement, the amount of the draw will be deemed a loan issued to Sabine Pass Liquefaction.  Sabine Pass Liquefaction is required to pay the full amount of this loan on or prior to the business day immediately succeeding the deemed issuance of the loan.  These loans bear interest at a rate of 2.0% plus the base rate as defined in the Sabine Pass Liquefaction LC Agreement. As of September 30, 2014, Sabine Pass Liquefaction had issued letters of credit in an aggregate amount of $9.5 million and no draws had been made upon any letters of credit issued under the Sabine Pass Liquefaction LC Agreement.

Corpus Christi Liquefaction LNG Terminal

Liquefaction Facilities

In September 2011, we formed Corpus Christi Liquefaction to develop a natural gas liquefaction facility near Corpus Christi, Texas on over 1,000 acres of land that we own or control. As currently contemplated, the proposed Corpus Christi Liquefaction LNG terminal would be designed for up to three Trains, each with an expected nominal production capacity of approximately 4.5 mtpa of LNG, three LNG storage tanks with capacity of approximately 10.1 Bcfe and two docks that can accommodate vessels with capacity of up to 266,000 cubic meters. In August 2012, Corpus Christi Liquefaction filed an application with the FERC for authorization to site, construct and operate the Corpus Christi Liquefaction Project. Simultaneously, Cheniere Marketing filed an application with the DOE to export up to 15 mtpa of domestically produced LNG to FTA and non-FTA countries from the proposed Corpus Christi Liquefaction Project. In October 2012, the DOE granted Cheniere Marketing authority to export 15 mtpa of domestically produced LNG to FTA countries from the proposed Corpus Christi Liquefaction Project.

Customers

Corpus Christi Liquefaction has entered into eight fixed price, 20-year SPAs with third parties with annual contract quantities that in the aggregate equate to approximately 7.7 mtpa of LNG. Under these eight SPAs, the customers will purchase LNG from Corpus Christi Liquefaction for a price consisting of a fixed fee of $3.50 plus 115% of Henry Hub per MMBtu of LNG. In certain circumstances, the customers may elect to cancel or suspend deliveries of LNG cargoes, in which case the customers would still be required to pay the fixed fee with respect to cargoes that are not delivered. A portion of the fixed fee will be subject to annual adjustment for inflation. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA commences upon the start of operations of the specified Train.

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

Natural Gas Transportation and Supply

For Corpus Christi Liquefaction’s natural gas feed stock transportation requirements, it has entered into transportation precedent agreements to secure firm pipeline transportation capacity with third party pipeline companies and Cheniere Corpus Christi Pipeline, L.P. Corpus Christi Liquefaction has also entered into enabling agreements with third parties and will continue to enter into such agreements in order to secure natural gas feed stock for the Corpus Christi Liquefaction Project.

Construction

In December 2013, Corpus Christi Liquefaction entered into contracts with Bechtel for the engineering, procurement and construction of Trains and related facilities for the Corpus Christi Liquefaction Project under which Bechtel charges a lump sum for all work performed and generally bears project cost risk unless certain specified events occur, in which case Bechtel may cause Corpus Christi Liquefaction to enter into a change order, or Corpus Christi Liquefaction agrees with Bechtel to a change order. Total expected costs for the three Trains and the related facilities, excluding pipeline facilities, are estimated to be between $11.5 billion and $12.0 billion, before financing costs, including an estimate for owner’s costs and contingencies.

We will contemplate making a final investment decision to commence construction of the Corpus Christi Liquefaction Project based upon, among other things, entering into acceptable commercial arrangements, receiving regulatory authorization from the FERC to site, construct and operate the liquefaction assets and from the DOE to export LNG, securing adequate pipeline transportation of natural gas to the Corpus Christi Liquefaction Project and obtaining adequate financing to construct the facility.

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

Capital Resources

We expect to finance the construction costs of the Corpus Christi Liquefaction Project and the pipeline facilities described above from one or more of the following: project financing, offerings by us or our subsidiaries of debt or equity and operating cash flow.

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

•
pursuant to an amended and restated SPA with Sabine Pass Liquefaction, the right to purchase, at Cheniere Marketing’s option, any LNG produced by Sabine Pass Liquefaction in excess of that required for other customers at a price of 115% of Henry Hub plus $3.00 per MMBtu of LNG;

•	pursuant to SPAs with Corpus Christi Liquefaction, the right to purchase, at Cheniere Marketing’s option, any LNG produced by Corpus Christi Liquefaction not required for other customers; and

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

In addition, Cheniere Marketing has sold LNG cargoes to be delivered to multiple counterparties between 2016 and 2018, with delivery obligations conditioned on the performance of the Sabine Pass Liquefaction Project.  The cargoes have been sold with a portfolio of delivery points, either on a Free on Board (“FOB”) basis, delivered to the counterparty at the Sabine Pass LNG terminal, or a Delivered at Terminal (“DAT”) basis, delivered to the counterparty’s LNG receiving terminal. Cheniere Marketing has chartered LNG vessels, as described above, to be utilized in DAT transactions.

Corporate and Other Activities

We are required to maintain corporate general and administrative functions to serve our business activities described above.

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the nine months ended September 30, 2014 and 2013. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Nine Months Ended September 30,
	2014	2013
Sources of cash and cash equivalents
Proceeds from issuances of long-term debt	$2,584,500	$3,504,478
Use of restricted cash and cash equivalents for the acquisition of property, plant and equipment	1,980,436	2,470,725
Proceeds from sale of common units by Cheniere Partners	—	364,775
Proceeds from exercise of stock options	9,502	274
Other	(557)	2,067
Total sources of cash and cash equivalents	4,573,881	6,342,319

Uses of cash and cash equivalents
Investment in restricted cash and cash equivalents	(2,254,733)	(3,146,006)
Property, plant and equipment, net	(2,047,957)	(2,448,749)
Debt issuance and deferred financing costs	(94,220)	(271,979)
Repayment of long-term debt	(177,000)	(100,000)
Distributions and dividends to non-controlling interest	(59,478)	(50,046)
Payments related to tax withholdings for stock-based compensation	(44,516)	(89,137)
Operating cash flow	(41,050)	(22,303)
Investment in Cheniere Partners	—	(11,122)
Other	(24,113)	(30,524)
Total uses of cash and cash equivalents	(4,743,067)	(6,169,866)

Net increase (decrease) in cash and cash equivalents	(169,186)	172,453
Cash and cash equivalents—beginning of period	960,842	201,711
Cash and cash equivalents—end of period	$791,656	$374,164

Proceeds from Issuances of Long-Term Debt, Debt Issuance and Deferred Financing Costs and Repayment of Long-Term Debt

In May 2014, Sabine Pass Liquefaction issued the 2024 Sabine Pass Liquefaction Senior Notes and the Additional 2023 Sabine Pass Liquefaction Senior Notes for total net proceeds of approximately $2.5 billion. Debt issuance and deferred financing costs in the nine months ended September 30, 2014 primarily relate to up-front fees paid upon the closing of this offering in May 2014.

In February 2013 and April 2013, Sabine Pass Liquefaction issued an aggregate principal amount of $2.0 billion, before premium, of the 2021 Sabine Pass Liquefaction Senior Notes. In April 2013, Sabine Pass Liquefaction also issued $1.0 billion of the 2023 Sabine Pass Liquefaction Senior Notes. Net proceeds from those offerings were used to pay a portion of the capital costs incurred in connection with the construction of the Sabine Pass Liquefaction Project. In May 2013, CTPL entered into the $400.0 million CTPL Credit Facility, which is being used to fund modifications to the Creole Trail Pipeline and for general business purposes. In June 2013, Sabine Pass Liquefaction borrowed $100.0 million under the 2013 Liquefaction Credit Facilities. Debt issuance and deferred financing costs in the nine months ended September 30, 2013 primarily relate to up-front fees paid upon the closing of the 2021 Sabine Pass Liquefaction Senior Notes and 2023 Sabine Pass Liquefaction Senior Notes issued in 2013.

During the nine months ended September 30, 2014, Sabine Pass Liquefaction repaid its $177.0 million of borrowings under the 2013 Liquefaction Credit Facilities upon the issuance of the Additional 2023 Sabine Pass Liquefaction Senior Notes and the 2024 Sabine Pass Liquefaction Senior Notes. During the nine months ended September 30, 2013, the 2012 Liquefaction Credit Facility was amended and restated with the 2013 Liquefaction Credit Facilities and the $100.0 million of outstanding borrowings under the 2012 Liquefaction Credit Facility were repaid in full.

Use of Restricted Cash and Cash Equivalents for the Acquisition of Property, Plant and Equipment and Property, Plant and Equipment, net

During the nine months ended September 30, 2014 and 2013, we used $1,980.4 million and $2,470.7 million, respectively, of restricted cash and cash equivalents for investing activities to fund $2,048.0 million and $2,448.7 million during the nine months ended September 30, 2014 and 2013, respectively, of construction costs for Trains 1 through 4 of the Sabine Pass Liquefaction Project.  Trains 1 and 2 and Trains 3 and 4 of the Sabine Pass Liquefaction Project satisfied the criteria for capitalization in June 2012 and May 2013, respectively. Accordingly, costs associated with the construction of Trains 1 through 4 of the Sabine Pass Liquefaction Project have been recorded as construction-in-process since those dates.

Proceeds from Sale of Common Units by Cheniere Partners

The proceeds from the sale of partnership common units in the nine months ended September 30, 2013 primarily related to a February 2013 common unit purchase agreement with institutional investors to sell 17.6 million common units for net proceeds, after deducting expenses, of approximately $365 million. Cheniere Partners used the proceeds from this offering to purchase 100% of the equity interests in Cheniere Pipeline GP Interests, LLC held by Cheniere Pipeline Company, and the limited partner interest in CTPL held by Grand Cheniere Pipeline, LLC.

Investment in Restricted Cash and Cash Equivalents

In the nine months ended September 30, 2014, we invested $2,254.7 million in restricted cash and cash equivalents related to the net proceeds from the 2024 Sabine Pass Liquefaction Senior Notes and Additional 2023 Sabine Pass Liquefaction Senior Notes issued in May 2014. In the nine months ended September 30, 2013, we invested $3,146.0 million in restricted cash and cash equivalents related to the net proceeds from the 2021 Sabine Pass Liquefaction Senior Notes and 2023 Sabine Pass Liquefaction Senior Notes issued in 2013 and from the sale of common units by Cheniere Partners as described above.

Distributions and Dividends to Non-controlling Interest

During the nine months ended September 30, 2014 and 2013, Cheniere Partners and Cheniere Holdings, collectively, made distributions and dividends of $59.5 million and $50.0 million, respectively, to non-affiliated common unitholders and common shareholders.

Payments Related to Tax Withholdings for Stock-based Compensation

During the nine months ended September 30, 2014 and 2013, we used $44.5 million and $89.1 million, respectively, of cash and cash equivalents to purchase restricted stock that was returned to us by employees to cover taxes related to their restricted stock that vested during such periods. The increased amount in 2013 primarily resulted from the vesting of awards under the long-term commercial bonus pools related to Trains 1 through 4 of the Sabine Pass Liquefaction Project.

Operating Cash Flow

During the nine months ended September 30, 2014 and 2013, we used $41.1 million and $22.3 million, respectively, of cash in operating activities. This increase in operating cash outflows primarily related to additional cash paid for LNG to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal, the timing of receivables due from third parties, and general and administrative costs resulting from an increased number of employees and professional fees.

Investment in Cheniere Partners

In the nine months ended September 30, 2013, we invested $11.1 million in Cheniere Partners related to the purchase of general partner units.

Issuance of Common Stock

 During the nine months ended September 30, 2014 and 2013, we issued 0.5 million and 18.5 million shares, respectively, of restricted stock to new and existing employees.

Results of Operations

Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013

Our consolidated net loss attributable to common stockholders was $89.6 million, or $0.40 per share (basic and diluted), in the three months ended September 30, 2014 compared to a net loss attributable to common stockholders of $100.8 million, or $0.46 per share (basic and diluted), in the three months ended September 30, 2013. This $11.2 million decrease in net loss was primarily a result of increased derivative gain, net, which was partially offset by increased general and administrative expense (“G&A Expense”). Derivative gain, net increased $27.9 million in the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily as a result of the increase in long-term LIBOR during the three months ended September 30, 2014 as compared to a decrease in long-term LIBOR during the three months ended September 30, 2013. G&A Expense increased $17.2 million in the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily as a result of an increased number of employees and increased professional fees.

There was no significant change to interest expense, net in the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily as a result of our capitalization of interest costs incurred which were directly related to the construction of the first four Trains of the Sabine Pass Liquefaction Project. For the three months ended September 30, 2014 and 2013, we incurred $154.8 million and $116.1 million of total interest cost, respectively, of which we capitalized and deferred $107.9 million and $63.6 million, respectively.

Nine Months Ended September 30, 2014 vs. Nine Months Ended September 30, 2013

Our consolidated net loss attributable to common stockholders was $389.3 million, or $1.74 per share (basic and diluted), in the nine months ended September 30, 2014 compared to a net loss attributable to common stockholders of $372.7 million, or $1.71 per share (basic and diluted), in the nine months ended September 30, 2013. This $16.6 million increase in net loss was primarily a result of decreased derivative gain, net and increased loss on early extinguishment of debt, which was partially offset by increased net loss attributable to non-controlling interest, decreased G&A Expense, and decreased development expense. Derivative gain, net decreased $145.0 million in the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily as a result of a decrease in long-term LIBOR during the nine months ended September 30, 2014, as compared to an increase in long-term LIBOR during the nine months ended September 30, 2013, and the early settlement of interest rate swaps in connection with the early extinguishment of a portion of the 2013 Liquefaction Credit Facilities in May

2014. Loss on early extinguishment of debt increased $33.8 million in the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, due to the write-off of debt issuance costs in connection with the early extinguishment of $2.1 billion of commitments under the 2013 Liquefaction Credit Facilities in May 2014, as compared to the write-off of debt issuance costs in connection with the early extinguishment of $1.4 billion of commitments under the 2012 Liquefaction Credit Facility in April 2013. Net loss attributable to non-controlling interest increased $80.2 million in the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily as a result of increased net loss recorded by Cheniere Partners and the increased portion of equity ownership in Cheniere Partners not attributable to us resulting from the Cheniere Partners’ common unit offering to investors in the first quarter of 2013 and Cheniere Holdings’ initial public offering of 36.0 million common shares completed in December 2013. G&A Expense decreased $62.2 million in the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily as a result of accelerated expense recognition in the nine months ended September 30, 2013 for bonus plan awards relating to the Sabine Pass Liquefaction Project. Development expense decreased $11.3 million in the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013 due to decreased development activity for the Sabine Pass Liquefaction Project.

There was no significant change to interest expense, net in the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily as a result of our capitalization of interest costs incurred which were directly related to the construction of the first four Trains of the Sabine Pass Liquefaction Project. For the nine months ended September 30, 2014 and 2013, we incurred $423.8 million and $293.2 million of total interest cost, respectively, of which we capitalized and deferred $292.8 million and $158.3 million, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2014, we had no “off-balance sheet arrangements” that may have a current or future material effect on our consolidated financial position or results of operations.

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

In August 2014, the FASB issued authoritative guidance that requires an entity’s management to evaluate, for each reporting period, whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. Additional disclosures are required if management concludes that conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. This guidance is effective for annual reporting periods ending after December 15, 2016, and for annual periods and interim periods thereafter, with earlier adoption permitted. The adoption of this guidance is not expected to have an impact on our consolidated financial statements or related disclosures.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our Consolidated Balance Sheets.

Marketing and Trading Commodity Price Risk

We have entered into the following commodity derivative instruments:

•	commodity derivatives to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory (“LNG Inventory Derivatives”);

•	commodity derivatives to hedge the exposure to price risk attributable to future purchases of natural gas to be utilized as fuel to operate the Sabine Pass LNG terminal (“Fuel Derivatives”);

•	commodity derivatives consisting of natural gas purchase agreements to secure natural gas feed stock for the Sabine Pass Liquefaction Project (“Term Gas Supply Derivatives”); and

•	interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2013 Liquefaction Credit Facilities (“Interest Rate Derivatives”).

We use one-day value at risk (“VaR”) with a 95% confidence interval and other methodologies for market risk measurement and control purposes of our Commodity Derivatives. The VaR is calculated using the Monte Carlo simulation method. As of September 30, 2014 our Commodity Derivatives that are sensitive to changes in natural gas prices had a VaR of $0.1 million.

Interest Rate Risk

We have entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2013 Liquefaction Credit Facilities (“Interest Rate Derivatives”). In order to test the sensitivity of the fair value of the Interest Rate Derivatives to changes in interest rates, management modeled a 10% change in the forward 1-month LIBOR curve across the full 7-year term of the Interest Rate Derivatives. This 10% change in interest rates would have resulted in a change in the fair value of the Interest Rate Derivatives of $18.4 million as of September 30, 2014.

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

On June 16, 2014, the defendants filed with the Court a joint motion to stay or dismiss the consolidated action with prejudice and Cheniere filed a verified application pursuant to 8 Del. C. § 205 (the “Section 205 Action”) in which Cheniere asks the Court to declare valid the issuance, pursuant to the 2011 Plan, whether occurring in the past or future, of the 25 million additional shares of common stock of Cheniere covered by Amendment No. 1. On June 27, 2014, the Court entered an order staying the stockholder litigation pending resolution of the Section 205 Action. On July 11, 2014, Cheniere filed a memorandum of law in support of its motion for judgment on Application I asserted in the Section 205 Action (that it correctly tabulated votes in connection with the stockholder vote on Amendment No. 1). On July 25, 2014, certain of the plaintiffs in the lawsuits (who have been given permission to intervene in the Section 205 Action) filed a brief in opposition to Cheniere’s motion for judgment on Application I in the Section 205 Action. Briefing on these issues was completed on August 20, 2014 , and the Court held a hearing on the motion on August 26, 2014.

The parties to the above-referenced lawsuits and the Section 205 Action have reached a memorandum of understanding (the “MOU”), subject to its terms and conditions, including receipt, among other things, of Court approval, to resolve the litigation. The MOU contemplates the dismissal with prejudice of the stockholder actions and the Section 205 Action and a release being granted to the defendants by the plaintiffs and a class of Cheniere’s stockholders. As part of the contemplated settlement: (i) the parties will request that the Court validate, pursuant to 8 Del. C. § 205, all awards made pursuant to Amendment No. 1 (whether vested or unvested) and declare that recipients of such awards are entitled to keep their awarded shares; (ii) except with respect to the unawarded shares discussed below, Cheniere will not seek stockholder approval for any stock-based compensation prior to January 1, 2017, such that no stock based compensation will be awarded to company executives, directors or consultants other than to the extent stockholders have already approved such compensation or such compensation was approved pursuant to 8 Del. C. § 205 (notwithstanding the foregoing, authorized stock (unissued or treasury) may be used to compensate new employees and a cash pay award (bonus, incentive, etc.) tied to the performance of Cheniere’s stock shall not constitute stock-based compensation); (iii) all compensation-related votes through September 17, 2022 will be subject to a majority of the shares present and entitled to vote standard (pursuant to which abstentions will be counted as the functional equivalent of “no” votes and broker non-votes will not be considered in determining the outcome of the resolution, but will be counted for purposes of establishing a quorum); and (iv) the Compensation Committee will be comprised exclusively of independent directors as defined by the NYSE MKT (or the rules of the primary exchange on which Cheniere’s common stock is listed in the future) . With respect to the shares authorized pursuant to Amendment No. 1, but not awarded: (i) Cheniere will not award any of these shares unless the issuance of the shares is approved by a new stockholder vote; (ii) no earlier than 90-days after Court approval of the settlement, Cheniere may submit the issue of the unawarded shares to a stockholder vote; and (iii) if stockholders approve issuance of the unawarded shares, no more than 1 million of those shares may be awarded to Mr. Souki.

Consummation of the settlement is subject to several conditions including (i) completion of confirmatory discovery; (ii) agreement on an appropriate stipulation of settlement and such other documentation as may be required to obtain final approval of the settlement; and (iii) approval of all aspects of the settlement. The MOU requires the settlement to be submitted for Court approval within 60 days from the date of the MOU. Cheniere has also agreed that plaintiffs’ counsel is entitled to a fee in connection with the resolution of the Stockholder Actions, which fee will be paid by defendants, their insurance carrier, Cheniere or any combination thereof. The amount of the fee has not yet been determined.

ITEM 1A.     RISK FACTORS

Other than with respect to the addition of the risk factor included below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

We are subject to litigation which may impact the amount of operating costs and expenses that we have recognized in our financial statements.
During the second quarter of 2014, four lawsuits were filed in the Court of Chancery of the State of Delaware (the “Court”) against us and/or certain of our present and former officers and directors that challenge the manner in which abstentions were treated in connection with the stockholder vote on Amendment No. 1 to the Cheniere Energy, Inc. 2011 Incentive Plan (“Amendment No. 1”), pursuant to which, among other things, the number of shares of common stock available for issuance under the Cheniere Energy, Inc. 2011 Incentive Plan (the “2011 Plan”) was increased from 10 million to 35 million shares. The lawsuits contend that abstentions should have been counted as “no” votes in tabulating the outcome of the vote and that the stockholders did not approve Amendment No. 1 when abstentions are counted as such. The lawsuits further contend that portions of the Amended and Restated Bylaws of Cheniere Energy, Inc. adopted on April 3, 2014 are invalid and that certain disclosures relating to these matters made by us are misleading. The lawsuits assert claims for breach of contract and breach of fiduciary duty (both on a class and a derivative basis) and claims for unjust enrichment (on a derivative basis). The lawsuits seek, among other things, a declaration that the February 1, 2013 stockholder vote on Amendment No. 1 is void, disgorgement of all compensation distributed as a result of Amendment No. 1, voiding the awards made from the shares reserved pursuant to Amendment No. 1 and monetary damages. On June 16, 2014, we filed a verified application with the Court pursuant to 8 Del. C. § 205 (the “Section 205 Action”) in which we ask the Court to declare valid the issuance, pursuant to the 2011 Plan, of the 25 million additional shares of our common stock covered by Amendment No. 1, whether occurring in the past or the future.

The parties to the above-referenced lawsuits and the Section 205 Action have reached a memorandum of understanding (the “MOU”), subject to its terms and conditions, including receipt, among other things, of Court approval, to resolve the litigation. The settlement is contingent on, among other things, the completion of confirmatory discovery, agreement on an appropriate stipulation of settlement and such other documentation as may be required to obtain final approval of the settlement and approval of all aspects of the settlement. The MOU requires submission of a stipulation to the Court within 60 days of execution of the MOU. The parties are presently engaged in the confirmatory discovery process.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes stock repurchases for the three months ended September 30, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Maximum Number of Units That May Yet Be Purchased Under the Plans
July 1 - 31, 2014	12,119	$73.01	—	—
August 1 - 31, 2014	486,634	$70.72	—	—
September 1 - 30, 2014	—	—	—	—

(1)
Represents shares surrendered to us by participants in our stock-based compensation plans to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under these plans.

(2)	The price paid per share was based on the closing trading price of our common stock on the dates on which we repurchased shares from the participants under our stock-based compensation plans.

ITEM 5.    OTHER INFORMATION
Compliance Disclosure
Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended September 30, 2014, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Quarterly Report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”). During the quarter ended September 30, 2014, we did not engage in any transactions with Iran or with persons or entities related to Iran.

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1
Amended and Restated LNG Sale and Purchase Agreement (FOB), dated August 5, 2014, between Sabine Pass Liquefaction, LLC and Cheniere Marketing, LLC (Incorporated by reference to Exhibit 10.1 to Sabine Pass Liquefaction, LLC’s Current Report on Form 8-K (SEC File No. 333-192373) filed on August 11, 2014)

10.2
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00036 Future Tie-Ins and Jeff Davis Invoices, dated July 9, 2014 (Incorporated by reference to Exhibit 10.23 to Sabine Pass Liquefaction, LLC’s Registration on Form S-4 (SEC File No. 333-198358) filed on August 26, 2014)

10.3
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00014 Additional 13.8kv Circuit Breakers and Misc. Items, dated July 14, 2014 (Incorporated by reference to Exhibit 10.28 to Sabine Pass Liquefaction, LLC’s Registration on Form S-4 (SEC File No. 333-198358) filed on August 26, 2014)

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

CHENIERE ENERGY, INC.

Date: October 30, 2014	By:	/s/ Michael J. Wortley
Michael J. Wortley
Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date: October 30, 2014	By:	/s/ Leonard Travis
Leonard Travis
Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)