Form 10-Q
period 2015-03-31
CHENIERE ENERGY INC
filed 2015-04-30
CIK 3570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of April 17, 2015, the issuer had 236,613,300 shares of Common Stock outstanding.

CHENIERE ENERGY, INC.
TABLE OF CONTENTS

i

DEFINITIONS

As commonly used in the liquefied natural gas industry, to the extent applicable, and as used in this quarterly report, the following terms have the following meanings:

Common Industry and Other Terms

Bcf/d	billion cubic feet per day
Bcf/yr	billion cubic feet per year
Bcfe	billion cubic feet equivalent
EPC	engineering, procurement and construction
FERC	Federal Energy Regulatory Commission
GAAP	generally accepted accounting principles in the United States
Henry Hub
the final settlement price (in USD per MMBtu) for the New York Mercantile Exchange’s Henry Hub natural gas futures contract for the month in which a relevant cargo’s delivery window is scheduled to begin

LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas, a product of natural gas consisting primarily of methane (CH4) that is in liquid form at near atmospheric pressure
MMBtu	million British thermal units, an energy unit
mtpa	million metric tonnes per annum
SEC	Securities and Exchange Commission
SPA	LNG sale and purchase agreement
Train	a compressor train used in the industrial process to convert natural gas into LNG
TUA	terminal use agreement

Company Abbreviations

CCH HoldCo II	Cheniere CCH HoldCo II, LLC
CCL	Corpus Christi Liquefaction, LLC
Cheniere Holdings	Cheniere Energy Partners LP Holdings, LLC
Cheniere Investments	Cheniere Energy Investments, LLC
Cheniere Marketing	Cheniere Marketing, LLC
Cheniere Partners	Cheniere Energy Partners, L.P.
Cheniere Partners GP	Cheniere Energy Partners GP, LLC
Corpus Christi Holdings	Cheniere Corpus Christi Holdings, LLC
Cheniere Corpus Christi Pipeline	Cheniere Corpus Christi Pipeline, L.P.
CTPL	Cheniere Creole Trail Pipeline, L.P.
Sabine Pass LNG	Sabine Pass LNG, L.P.
SPL	Sabine Pass Liquefaction, LLC

Unless the context requires otherwise, references to “Cheniere,” the “Company,” “we,” “us” and “our” refer to Cheniere Energy, Inc. (NYSE MKT: LNG) and its consolidated subsidiaries, including our publicly traded subsidiaries, Cheniere Partners (NYSE MKT: CQP) and Cheniere Holdings (NYSE MKT: CQH).

PART I.        FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2015	2014
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$2,158,338	$1,747,583
Restricted cash and cash equivalents	457,456	481,737
Accounts and interest receivable	32,503	4,419
LNG inventory	16,282	4,294
Prepaid expenses and other	38,480	20,844
Total current assets	2,703,059	2,258,877

Non-current restricted cash and cash equivalents	1,856,524	550,811
Property, plant and equipment, net	9,852,970	9,246,753
Debt issuance costs, net	217,363	242,323
Non-current derivative assets	472	11,744
Goodwill	76,819	76,819
Other non-current assets	215,840	186,356
Total assets	$14,923,047	$12,573,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$20,953	$13,426
Accrued liabilities	255,815	169,147
Deferred revenue	26,653	26,655
Derivative liabilities	18,046	23,247
Total current liabilities	321,467	232,475

Long-term debt, net	12,117,880	9,806,084
Non-current deferred revenue	12,500	13,500
Other non-current liabilities	116,829	20,107

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.0001 par value, 5.0 million shares authorized, none issued	—	—
Common stock, $0.003 par value
Authorized: 480.0 million shares at March 31, 2015 and December 31, 2014
Issued and outstanding: 236.7 million shares at March 31, 2015 and December 31, 2014	712	712
Treasury stock: 10.7 million shares and 10.6 million shares at March 31, 2015 and December 31, 2014, respectively, at cost	(296,523)	(292,752)
Additional paid-in-capital	2,989,221	2,776,702
Accumulated deficit	(2,916,548)	(2,648,839)
Total stockholders’ deficit	(223,138)	(164,177)
Non-controlling interest	2,577,509	2,665,694
Total equity	2,354,371	2,501,517
Total liabilities and equity	$14,923,047	$12,573,683

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenues
LNG terminal revenues	$67,581	$66,419
Marketing and trading revenues	662	657
Other	126	474
Total revenues	68,369	67,550

Operating costs and expenses
General and administrative expense	58,017	73,808
Operating and maintenance expense	37,153	13,687
Depreciation expense	17,769	15,475
Development expense	16,096	12,112
Other	332	80
Total operating costs and expenses	129,367	115,162

Loss from operations	(60,998)	(47,612)

Other income (expense)
Interest expense, net	(59,612)	(40,270)
Loss on early extinguishment of debt	(88,992)	—
Derivative loss, net	(125,936)	(34,681)
Other income	372	310
Total other expense	(274,168)	(74,641)

Loss before income taxes and non-controlling interest	(335,166)	(122,253)
Income tax provision	(678)	(92)
Net loss	(335,844)	(122,345)
Less: net loss attributable to non-controlling interest	(68,135)	(24,535)
Net loss attributable to common stockholders	$(267,709)	$(97,810)

Net loss per share attributable to common stockholders—basic and diluted	$(1.18)	$(0.44)

Weighted average number of common shares outstanding—basic and diluted	226,328	223,207

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Total Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	236,745	$712	10,596	$(292,752)	$2,776,702	$(2,648,839)	$2,665,694	$2,501,517
Exercise of stock options	31	—	—	—	958	—	—	958
Forfeitures of restricted stock	(67)	—	11	—	—	—	—	—
Share-based compensation	—	—	—	—	17,458	—	—	17,458
Shares repurchased related to share-based compensation	(50)	—	50	(3,771)	—	—	—	(3,771)
Excess tax benefit from share-based compensation	—	—	—	—	21	—	—	21
Equity portion of issuance of convertible notes, net	—	—	—	—	194,082	—	—	194,082
Loss attributable to non-controlling interest	—	—	—	—	—	—	(68,135)	(68,135)
Distributions to non-controlling interest	—	—	—	—	—	—	(20,050)	(20,050)
Net loss	—	—	—	—	—	(267,709)	—	(267,709)
Balance at March 31, 2015	236,659	$712	10,657	$(296,523)	$2,989,221	$(2,916,548)	$2,577,509	$2,354,371

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(335,844)	$(122,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Use of (investment in) restricted cash and cash equivalents for certain operating activities	75,233	(16,329)
Loss on early extinguishment of debt	88,992	—
Depreciation expense	17,769	15,475
Amortization of debt issuance costs and discount	9,116	2,217
Share-based compensation	16,140	35,942
Non-cash LNG inventory write-downs	17,502	—
Total losses on derivatives, net	126,183	34,323
Net cash used for settlement of derivative instruments	(37,262)	(1,469)
Other	8,803	1,006
Changes in operating assets and liabilities:
Accounts and interest receivable	(28,083)	600
Accounts payable and accrued liabilities	73,002	43,379
LNG inventory	(29,491)	3,001
Deferred revenue	(1,003)	(830)
Other, net	(15,237)	(13,189)
Net cash used in operating activities	(14,180)	(18,219)

Cash flows from investing activities
Property, plant and equipment, net	(590,998)	(773,376)
Use of restricted cash and cash equivalents for the acquisition of property, plant and equipment	572,623	761,858
Other	(46,164)	(12,495)
Net cash used in investing activities	(64,539)	(24,013)

Cash flows from financing activities
Proceeds from issuances of long-term debt	2,500,000	—
Use of (investment in) restricted cash and cash equivalents	(1,929,288)	33,743
Debt issuance and deferred financing costs	(58,395)	(13,957)
Distributions and dividends to non-controlling interest	(20,050)	(19,786)
Payments related to tax withholdings for share-based compensation	(3,771)	(7,742)
Proceeds from exercise of stock options	958	3,691
Other	20	44
Net cash provided by (used in) financing activities	489,474	(4,007)

Net increase (decrease) in cash and cash equivalents	410,755	(46,239)
Cash and cash equivalents—beginning of period	1,747,583	960,842
Cash and cash equivalents—end of period	$2,158,338	$914,603

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements of Cheniere Energy, Inc. have been prepared in accordance with GAAP for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included. Certain reclassifications have been made to conform prior period information to the current presentation.  The reclassifications had no effect on our overall consolidated financial position, results of operations or cash flows.

Results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2015.

For further information, refer to the Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

As of March 31, 2015 and December 31, 2014, we classified $53.0 million and $15.0 million, respectively, as current restricted cash and cash equivalents for the payment of current interest due. As of both March 31, 2015 and December 31, 2014, we classified the permanent debt service reserve fund of $76.1 million as non-current restricted cash and cash equivalents. These cash accounts are controlled by a collateral trustee; therefore, these amounts are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

SPL Reserve

During 2013, SPL entered into four credit facilities aggregating $5.9 billion (collectively, the “2013 Liquefaction Credit Facilities”). Under the terms and conditions of the 2013 Liquefaction Credit Facilities, SPL is required to deposit all cash received into reserve accounts controlled by a collateral trustee. The usage or withdrawal of such cash is restricted to the payment of liabilities related to the natural gas liquefaction facilities in Cameron Parish, Louisiana (the “SPL Project”); therefore, these amounts are shown as restricted cash and cash equivalents on our Consolidated Balance Sheets.

During 2013, SPL issued an aggregate principal amount of $2.0 billion, before premium, of 5.625% Senior Secured Notes due 2021 (the “2021 SPL Senior Notes”), $1.0 billion of 6.25% Senior Secured Notes due 2022 (the “2022 SPL Senior Notes”) and $1.0 billion of 5.625% Senior Secured Notes due 2023 (the “Initial 2023 SPL Senior Notes”). During 2014, SPL issued an aggregate principal amount of $2.0 billion of 5.75% Senior Secured Notes due 2024 (the “2024 SPL Senior Notes”) and additional 5.625% Senior Secured Notes due 2023 (the “Additional 2023 SPL Senior Notes” and collectively with the Initial 2023 SPL Senior Notes, the “2023 SPL Senior Notes”) in an aggregate principal amount of $0.5 billion, before premium. During 2015, SPL issued

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

an aggregate principal amount of $2.0 billion of 5.625% Senior Secured Notes due 2025 (the “2025 SPL Senior Notes” and collectively with the 2021 SPL Senior Notes, the 2022 SPL Senior Notes, the 2023 SPL Senior Notes and the 2024 SPL Senior Notes, the “SPL Senior Notes”). See Note 7—Long-Term Debt for additional details about our long-term debt.

As of March 31, 2015 and December 31, 2014, we classified $186.3 million and $155.8 million, respectively, as current restricted cash and cash equivalents held by SPL for the payment of current liabilities, including interest payments, related to the SPL Project and $1,767.4 million and $457.1 million, respectively, as non-current restricted cash and cash equivalents held by SPL for future SPL Project construction costs.

CTPL Reserve
In May 2013, CTPL entered into a $400.0 million term loan facility (the “2017 CTPL Term Loan”). As of March 31, 2015 and December 31, 2014, we classified $22.1 million and $24.9 million, respectively, as current restricted cash and cash equivalents held by CTPL for the payment of current liabilities and $6.0 million and $11.3 million, respectively, as non-current restricted cash and cash equivalents held by CTPL because such funds may only be used for modifications of the 94-mile Creole Trail Pipeline, which interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines, in order to enable bi-directional natural gas flow, and for the payment of interest during construction of such modifications. The restricted cash reserved to pay interest during construction is controlled by a collateral agent, and can only be released by the collateral agent upon satisfaction of certain terms and conditions.

Other Restricted Cash and Cash Equivalents

As of March 31, 2015 and December 31, 2014, $172.5 million and $250.1 million, respectively, of cash and cash equivalents were held by Sabine Pass LNG, Cheniere Partners and Cheniere Holdings that were restricted to Cheniere.  In addition, as of March 31, 2015 and December 31, 2014, $23.6 million and $35.9 million, respectively, had been classified as current restricted cash and cash equivalents, and as of March 31, 2015 and December 31, 2014, $7.0 million and $6.3 million, respectively, had been classified as non-current restricted cash and cash equivalents on our Consolidated Balance Sheets due to various other contractual restrictions.

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of LNG terminal costs and fixed assets and other, as follows (in thousands):

	March 31,	December 31,
	2015	2014
LNG terminal costs
LNG terminal	$2,271,016	$2,269,429
LNG terminal construction-in-process	7,747,197	7,155,046
LNG site and related costs, net	9,393	9,395
Accumulated depreciation	(365,231)	(350,497)
Total LNG terminal costs, net	9,662,375	9,083,373
Fixed assets and other
Computer and office equipment	9,152	7,464
Furniture and fixtures	16,626	10,733
Computer software	56,743	46,882
Leasehold improvements	36,482	36,067
Land and other	100,550	92,403
Accumulated depreciation	(28,958)	(30,169)
Total fixed assets and other, net	190,595	163,380
Property, plant and equipment, net	$9,852,970	$9,246,753

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 4—DERIVATIVE INSTRUMENTS

We have entered into the following derivative instruments that are reported at fair value:

•	commodity derivatives to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory (“LNG Inventory Derivatives”);

•	commodity derivatives to hedge the exposure to price risk attributable to future purchases of natural gas to be utilized as fuel to operate the Sabine Pass LNG terminal (“Fuel Derivatives”);

•	commodity derivatives consisting of natural gas purchase agreements to secure natural gas feedstock for the SPL Project (“Term Gas Supply Derivatives”);

•	interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2013 Liquefaction Credit Facilities (“SPL Interest Rate Derivatives”); and

•
contingent interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments that are expected under the credit facilities among Corpus Christi Holdings and various banks (“Contingent Interest Rate Derivatives”).

None of our derivative instruments are designated as cash flow hedging instruments, and changes in fair value are recorded within our Consolidated Statements of Operations.

The following table (in thousands) shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, which are classified as prepaid expenses and other, non-current derivative assets, derivative liabilities and other non-current liabilities in our Consolidated Balance Sheets.

	Fair Value Measurements as of
	March 31, 2015				December 31, 2014
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
LNG Inventory Derivatives asset	$—	$367	$—	$367	$—	$1,140	$—	$1,140
Fuel Derivatives liability	—	(755)	—	(755)	—	(921)	—	(921)
Term Gas Supply Derivatives asset	—	—	342	342	—	—	342	342
SPL Interest Rate Derivatives liability	—	(11,692)	—	(11,692)	—	(12,036)	—	(12,036)
Contingent Interest Rate Derivatives liability	—	(89,552)	—	(89,552)	—	—	—	—

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

The fair value of SPL’s Term Gas Supply Derivatives is developed through the use of internal models which are impacted by inputs that are unobservable in the marketplace. As a result, the fair value of SPL’s Term Gas Supply Derivatives is designated as Level 3 within the valuation hierarchy. The curves used to generate the fair value of the Term Gas Supply Derivatives are based on basis adjustments applied to forward curves for a liquid trading point. In addition, there may be observable liquid market basis information in the near term, but terms of a particular Term Gas Supply Derivative contract may exceed the period for which such information is available, resulting in a Level 3 classification. In these instances, fair value of the contract incorporates extrapolation assumptions made in the determination of the market basis price for future delivery periods in which applicable commodity basis prices were either not observable or lacked corroborative market data. Internal fair value models that include contractual pricing

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

with a fixed basis include fixed basis amounts for delivery at locations for which no market currently exists. Internal fair value models also include conditions precedent to the respective long-term natural gas purchase agreements. As of March 31, 2015 and December 31, 2014, the majority of SPL’s Term Gas Supply Derivatives existed within markets for which the pipeline infrastructure has not been developed to accommodate marketable physical gas flow. Therefore, our internal fair value models were based on a market price that equated to our own contractual pricing due to: (i) the inactive and unobservable market and (ii) conditions precedent and their impact on the uncertainty in the timing of our actual receipt of the physical volumes associated with each forward. The fair value of the Term Gas Supply Derivatives is predominantly driven by market commodity basis prices and our assessment of the associated conditions precedent, including evaluating whether the respective market is available as pipeline infrastructure is developed.

There were no transfers into or out of Level 3 for the three months ended March 31, 2015 and 2014. As all of our Term Gas Supply Derivatives are either purely index-priced or index-priced with a fixed basis, we do not believe that a significant change in market commodity prices would have a material impact on our Level 3 fair value measurements. The following table (in thousands, except natural gas basis spread) includes quantitative information for the unobservable inputs as of March 31, 2015:

	Net Fair Value Asset	Valuation Technique	Significant Unobservable Input	Significant Unobservable Inputs Range
Term Gas Supply Derivatives	$342	Income Approach	Basis Spread	$ (0.350) - $0.046

Derivative assets and liabilities arising from our derivative contracts with the same counterparty are reported on a net basis, as all counterparty derivative contracts provide for net settlement.

Commodity Derivatives

We recognize all commodity derivative instruments, including our LNG Inventory Derivatives, Fuel Derivatives and Term Gas Supply Derivatives (collectively, “Commodity Derivatives”), as either assets or liabilities and measure those instruments at fair value.  Changes in the fair value of our Commodity Derivatives are reported in earnings.

The following table (in thousands) shows the fair value and location of our Commodity Derivatives on our Consolidated Balance Sheets:

	March 31, 2015				December 31, 2014
	LNG Inventory Derivatives (1)	Fuel Derivatives (1)	Term Gas Supply Derivatives	Total Commodity Derivatives	LNG Inventory Derivatives (1)	Fuel Derivatives (1)	Term Gas Supply Derivatives	Total Commodity Derivatives
Balance Sheet Location
Prepaid expenses and other	$367	$(755)	$190	$(198)	$1,140	$(921)	$76	$295
Non-current derivative assets	—	—	472	472	—	—	586	586
Total derivative assets	367	(755)	662	274	1,140	(921)	662	881

Derivative liabilities	—	—	(133)	(133)	—	—	(53)	(53)
Other non-current liabilities	—	—	(187)	(187)	—	—	(267)	(267)
Total derivative liabilities	—	—	(320)	(320)	—	—	(320)	(320)

Net derivative assets (liabilities)	$367	$(755)	$342	$(46)	$1,140	$(921)	$342	$561

(1)
Does not include collateral of $5.9 million and $5.7 million deposited for such contracts, which is included in prepaid expenses and other current assets in our Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, respectively.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

The following table (in thousands) shows the changes in the fair value and settlements and location of our Commodity Derivatives recorded on our Consolidated Statements of Operations during the three months ended March 31, 2015 and 2014:

		Three Months Ended March 31,
	Statement of Operations Location	2015	2014
LNG Inventory Derivatives gain (loss)	Marketing and trading revenues	$(206)	$184
Fuel Derivatives gain (loss)	Marketing and trading revenues	(41)	165
LNG Inventory Derivatives gain (loss)	Derivative loss, net	754	(435)
Fuel Derivatives gain	Derivative loss, net	—	242
Term Gas Supply Derivatives gain (loss) (1)	Operating and maintenance expense	—	—

(1)    There were no settlements during the reporting period.

The use of Commodity Derivatives exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments in instances when our Commodity Derivatives are in an asset position.

LNG Inventory and Fuel Derivatives

Our LNG Inventory Derivatives and Fuel Derivatives are executed through over-the-counter contracts which are subject to nominal credit risk as these transactions are settled on a daily margin basis with investment grade financial institutions. We are required by these financial institutions to use margin deposits as credit support for these commodity derivative activities.

Term Gas Supply Derivatives

SPL has entered into index-based physical natural gas supply contracts to secure natural gas feedstock for the SPL Project. The terms of these contracts range from approximately one to seven years and commence upon the occurrence of conditions precedent, including the date of first commercial operation of specified Trains of the SPL Project. We recognize SPL’s Term Gas Supply Derivatives as either assets or liabilities and measure those instruments at fair value. Changes in the fair value of SPL’s Term Gas Supply Derivatives are reported in earnings. As of March 31, 2015, SPL has secured up to approximately 2,161.9 million MMBtu of natural gas feedstock through long-term natural gas purchase agreements, of which the forward notional natural gas buy position of SPL’s Term Gas Supply Derivatives was approximately 1,249.4 million MMBtu.

Interest Rate Derivatives

SPL Interest Rate Derivatives

SPL has entered into SPL Interest Rate Derivatives to protect against volatility of future cash flows and hedge a portion of the variable interest payments on the 2013 Liquefaction Credit Facilities. The SPL Interest Rate Derivatives hedge a portion of the expected outstanding borrowings over the term of the 2013 Liquefaction Credit Facilities.

In March 2015, SPL settled a portion of the SPL Interest Rate Derivatives and recognized a derivative loss of $34.7 million within our Consolidated Statements of Operations in conjunction with the termination of approximately $1.8 billion of commitments under the 2013 Liquefaction Credit Facilities as discussed in Note 7—Long-Term Debt.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Contingent Interest Rate Derivatives

In February 2015, Corpus Christi Holdings entered into Contingent Interest Rate Derivatives to protect against volatility of future cash flows and hedge a portion of the variable interest payments on anticipated debt facilities that will be used to pay for a portion of the costs of developing, constructing and placing into service the natural gas liquefaction and export facility and pipeline facility near Corpus Christi, Texas (the “CCL Project”). The Contingent Interest Rate Derivatives have a seven-year term and its settlement is conditional upon reaching a final investment decision with respect to the CCL Project. We will contemplate making this final investment decision based upon, among other things, entering into acceptable commercial arrangements, receiving regulatory authorizations and obtaining adequate financing to construct the facility. Upon reaching a final investment decision to commence construction of the CCL Project, we estimate that we will pay $46.1 million to $65.4 million related to contingency and syndication premiums.

As of March 31, 2015, we had the following interest rate derivatives outstanding:

	Initial Notional Amount	Maximum Notional Amount	Effective Date	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
SPL Interest Rate Derivatives	$20.0 million	$691.0 million	August 14, 2012	July 31, 2019	1.98%	One-month LIBOR
Contingent Interest Rate Derivatives (1)	$28.8 million	$5.4 billion	May 8, 2015	May 31, 2022	2.32%	One-month LIBOR

(1)
The effective date represents management’s estimate of commencement of first monthly settlement of the contingent interest rate derivative instruments, and the maturity date is based on the contractual term of the instruments once effective.

The following table (in thousands) shows the fair value of our interest rate derivatives:

	March 31, 2015			December 31, 2014
	SPL Interest Rate Derivatives	Contingent Interest Rate Derivatives	Total	SPL Interest Rate Derivatives	Contingent Interest Rate Derivatives	Total
Balance Sheet Location
Non-current derivative assets	$—	$—	$—	$11,158	$—	$11,158
Total derivative assets	—	—	—	11,158	—	11,158

Derivative liabilities	(7,119)	(10,794)	(17,913)	(23,194)	—	(23,194)
Other non-current liabilities	(4,573)	(78,758)	(83,331)	—	—	—
Total derivative liabilities	(11,692)	(89,552)	(101,244)	(23,194)	—	(23,194)

Derivative liabilities, net	$(11,692)	$(89,552)	$(101,244)	$(12,036)	$—	$(12,036)

The following table (in thousands) shows the changes in the fair value and settlements of our interest rate derivatives recorded in derivative loss, net on our Consolidated Statements of Operations during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
SPL Interest Rate Derivatives loss	$(37,138)	$(34,479)
Contingent Interest Rate Derivatives loss	(89,552)	—

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Balance Sheet Presentation

Our Commodity Derivatives and interest rate derivatives are presented on a net basis on our Consolidated Balance Sheets as described above. The following table (in thousands) shows the fair value of our derivatives outstanding on a gross and net basis:

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of March 31, 2015:
LNG Inventory Derivatives	$367	$(4)	$371
Fuel Derivatives	(755)	(755)	—
Term Gas Supply Derivatives	662	—	662
Term Gas Supply Derivatives	(320)	—	(320)
SPL Interest Rate Derivatives	(11,692)	—	(11,692)
Contingent Interest Rate Derivatives	(89,552)	—	(89,552)
As of December 31, 2014:
LNG Inventory Derivatives	1,140	1,056	84
Fuel Derivatives	(921)	(921)	—
Term Gas Supply Derivatives	662	—	662
Term Gas Supply Derivatives	(320)	—	(320)
SPL Interest Rate Derivatives	11,158	—	11,158
SPL Interest Rate Derivatives	(23,194)	—	(23,194)

NOTE 5—NON-CONTROLLING INTEREST

Cheniere Holdings was formed by us to hold our limited partner interest in Cheniere Partners and in December 2013, completed its initial public offering. Additionally, in November 2014, Cheniere Holdings sold 10.1 million common shares at $22.76 per common share to redeem from us the same number of common shares. As of both March 31, 2015 and December 31, 2014, our ownership interest in Cheniere Holdings was 80.1%, with the remaining non-controlling interest held by the public. Cheniere Holdings owns a 55.9% limited partner interest in Cheniere Partners in the form of 12.0 million common units, 45.3 million Class B units and 135.4 million subordinated units, with the remaining non-controlling interest held by Blackstone CQP Holdco LP (“Blackstone”) and the public. We also own 100% of the general partner interest and the incentive distribution rights in Cheniere Partners.

NOTE 6—ACCRUED LIABILITIES

As of March 31, 2015 and December 31, 2014, accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Interest expense and related debt fees	$167,376	$112,858
Payroll	18,595	6,425
LNG liquefaction costs	28,201	22,014
LNG terminal costs	9,352	1,077
Other accrued liabilities	32,291	26,773
Total accrued liabilities	$255,815	$169,147

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 7—LONG-TERM DEBT

As of March 31, 2015 and December 31, 2014, our long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Long-term debt
2016 Sabine Pass LNG Senior Notes	$1,665,500	$1,665,500
2020 Sabine Pass LNG Senior Notes	420,000	420,000
2021 SPL Senior Notes	2,000,000	2,000,000
2022 SPL Senior Notes	1,000,000	1,000,000
2023 SPL Senior Notes	1,500,000	1,500,000
2024 SPL Senior Notes	2,000,000	2,000,000
2025 SPL Senior Notes	2,000,000	—
2021 Convertible Unsecured Notes	1,004,469	1,004,469
2045 Convertible Senior Notes	625,000	—
2017 CTPL Term Loan	400,000	400,000
Total long-term debt	12,614,969	9,989,969
Long-term debt premium (discount)
2016 Sabine Pass LNG Senior Notes	(7,824)	(8,998)
2021 SPL Senior Notes	9,819	10,177
2023 SPL Senior Notes	6,918	7,088
2021 Convertible Unsecured Notes	(183,243)	(189,717)
2045 Convertible Senior Notes	(320,575)	—
2017 CTPL Term Loan	(2,184)	(2,435)
Total long-term debt, net	$12,117,880	$9,806,084

For the three months ended March 31, 2015 and 2014, we incurred $180.6 million and $128.6 million of total interest cost, respectively, of which we capitalized and deferred $121.0 million and $88.3 million, respectively, of interest cost, including amortization of debt issuance costs, primarily related to the construction of the first four Trains of the SPL Project.

Sabine Pass LNG Senior Notes

As of both March 31, 2015 and December 31, 2014, Sabine Pass LNG had an aggregate principal amount of $1,665.5 million, before discount, of the 2016 Sabine Pass LNG Senior Notes and $420.0 million of the 2020 Sabine Pass LNG Senior Notes outstanding. Borrowings under the 2016 Sabine Pass LNG Senior Notes and 2020 Sabine Pass LNG Senior Notes accrue interest at a fixed rate of 7.50% and 6.50%, respectively. The terms of the 2016 Sabine Pass LNG Senior Notes and 2020 Sabine Pass LNG Senior Notes are substantially similar. Interest on the Sabine Pass LNG Senior Notes is payable semi-annually in arrears. Subject to permitted liens, the Sabine Pass LNG Senior Notes are secured on a first-priority basis by a security interest in all of Sabine Pass LNG’s equity interests and substantially all of its operating assets.

Sabine Pass LNG may redeem all or part of the 2016 Sabine Pass LNG Senior Notes at any time, and from time to time, at a redemption price equal to 100% of the principal plus any accrued and unpaid interest plus the greater of:

•	1.0% of the principal amount of the 2016 Sabine Pass LNG Senior Notes; or

•
the excess of: (a) the present value at such redemption date of (i) the redemption price of the 2016 Sabine Pass LNG Senior Notes plus (ii) all required interest payments due on the 2016 Sabine Pass LNG Senior Notes (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the treasury rate as of such redemption date plus 50 basis points; over (b) the principal amount of the 2016 Sabine Pass LNG Senior Notes, if greater.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

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
Under the Sabine Pass LNG Indentures, except for permitted tax distributions, Sabine Pass LNG may not make distributions until certain conditions are satisfied as described in Note 2—Restricted Cash and Cash Equivalents. During the three months ended March 31, 2015 and 2014, Sabine Pass LNG made distributions of $70.8 million and $63.4 million, respectively, after satisfying all the applicable conditions in the Sabine Pass LNG Indentures.
SPL Senior Notes

In February 2013 and April 2013, SPL issued an aggregate principal amount of $2.0 billion, before premium, of the 2021 SPL Senior Notes. In April 2013 and May 2014, SPL issued an aggregate principal amount of $1.5 billion, before premium, of the 2023 SPL Senior Notes. Borrowings under the 2021 SPL Senior Notes and 2023 SPL Senior Notes accrue interest at a fixed rate of 5.625%. In November 2013, SPL issued an aggregate principal amount of $1.0 billion of the 2022 SPL Senior Notes, for which borrowings accrue interest at a fixed rate of 6.25%. In May 2014, SPL issued an aggregate principal amount of $2.0 billion of the 2024 SPL Senior Notes, for which borrowings accrue interest at a fixed rate of 5.75%. In March 2015, SPL issued an aggregate principal amount of $2.0 billion of the 2025 SPL Senior Notes, for which borrowings accrue interest at a fixed rate of 5.625%. Interest on the SPL Senior Notes is payable semi-annually in arrears.

The terms of the SPL Senior Notes are governed by a common indenture (the “SPL Indenture”). The SPL Indenture contains customary terms and events of default and certain covenants that, among other things, limit SPL’s ability and the ability of SPL’s restricted subsidiaries to: incur additional indebtedness; issue preferred stock, make certain investments or pay dividends or distributions on capital stock or subordinated indebtedness; purchase, redeem or retire capital stock; sell or transfer assets, including capital stock of SPL’s restricted subsidiaries; restrict dividends or other payments by restricted subsidiaries; incur liens; enter into transactions with affiliates; consolidate, merge, sell or lease all or substantially all of SPL’s assets; and enter into certain LNG sales contracts. Subject to permitted liens, the SPL Senior Notes are secured on a pari passu first-priority basis by a security interest in all of the membership interests in SPL and substantially all of SPL’s assets. SPL may not make any distributions until, among other requirements, substantial completion of Trains 1 and 2 has occurred, deposits are made into debt service reserve accounts and a debt service coverage ratio for the prior 12-month period and a projected debt service coverage ratio for the upcoming 12-month period of 1.25:1.00 are satisfied.

At any time prior to three months before the respective dates of maturity for each series of the SPL Senior Notes, SPL may redeem all or part of such series of the SPL Senior Notes at a redemption price equal to the “make-whole” price set forth in the SPL Indenture, plus accrued and unpaid interest, if any, to the date of redemption. SPL may also, at any time within three months of the respective maturity dates for each series of the SPL Senior Notes, redeem all or part of such series of the SPL Senior Notes at a redemption price equal to 100% of the principal amount of such series of the SPL Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

In connection with the closing of the sale of the 2025 SPL Senior Notes, SPL entered into a Registration Rights Agreement dated March 3, 2015 (the “2025 Liquefaction Registration Rights Agreement”). Under the terms of the 2025 Liquefaction Registration Rights Agreement, SPL has agreed, and any future guarantors of the 2025 SPL Senior Notes will agree, to use commercially reasonable efforts to file with the SEC and cause to become effective a registration statement with respect to an offer to exchange any and all of the 2025 SPL Senior Notes for a like aggregate principal amount of debt securities of SPL with terms identical in all material respects to the respective 2025 SPL Senior Notes sought to be exchanged (other than with respect to restrictions on transfer or to any increase in annual interest rate), and that are registered under the Securities Act of 1933, as amended (the “Securities Act”). SPL has agreed, and any future guarantors of the 2025 SPL Senior Notes will agree, to use commercially reasonable efforts to cause such registration statement to become effective within 360 days after March 3, 2015. Under specified circumstances, SPL has also agreed, and any future guarantors will also agree, to use commercially reasonable efforts to cause to become effective a shelf registration statement relating to resales of the 2025 SPL Senior Notes. SPL will be obligated to pay additional interest if it fails to comply with its obligations to register the 2025 SPL Senior Notes within the specified time periods.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

2013 Liquefaction Credit Facilities

In May 2013, SPL entered into the 2013 Liquefaction Credit Facilities aggregating $5.9 billion. The 2013 Liquefaction Credit Facilities are being used to fund a portion of the costs of developing, constructing and placing into operation the first four Trains of the SPL Project. The 2013 Liquefaction Credit Facilities will mature on the earlier of May 28, 2020 or the second anniversary of the completion date of the first four Trains of the SPL Project, as defined in the 2013 Liquefaction Credit Facilities. Borrowings under the 2013 Liquefaction Credit Facilities may be refinanced, in whole or in part, at any time without premium or penalty, except for interest rate hedging and interest rate breakage costs. As of March 31, 2015 and December 31, 2014, SPL had $0.9 billion and $2.7 billion, respectively, of available commitments, and no outstanding borrowings as of both dates, under the 2013 Liquefaction Credit Facilities.

SPL made an initial $100.0 million borrowing under the 2013 Liquefaction Credit Facilities in June 2013 after meeting the required conditions precedent. In November 2013, in conjunction with SPL’s issuance of the 2022 SPL Senior Notes, SPL terminated approximately $885 million of commitments under the 2013 Liquefaction Credit Facilities. In May 2014, SPL repaid its borrowings under the 2013 Liquefaction Credit Facilities upon the issuance of the Additional 2023 SPL Senior Notes and the 2024 SPL Senior Notes, as well as terminated approximately $2.1 billion of commitments under the 2013 Liquefaction Credit Facilities.

In March 2015, in conjunction with SPL’s issuance of the 2025 SPL Senior Notes, SPL terminated approximately $1.8 billion of commitments under the 2013 Liquefaction Credit Facilities. This termination resulted in a write-off of debt issuance costs and deferred commitment fees associated with the 2013 Liquefaction Credit Facilities of $89.0 million in March 2015.

Borrowings under the 2013 Liquefaction Credit Facilities accrue interest at a variable rate per annum equal to, at SPL’s election, LIBOR or the base rate, plus the applicable margin. The applicable margins for LIBOR loans range from 2.3% to 3.0% prior to the completion of Train 4 and from 2.3% to 3.25% after such completion, depending on the applicable 2013 Liquefaction Credit Facility. Interest on LIBOR loans is due and payable at the end of each LIBOR period. The 2013 Liquefaction Credit Facilities required SPL to pay certain up-front fees to the agents and lenders in the aggregate amount of approximately $144 million and provide for a commitment fee calculated at a rate per annum equal to 40% of the applicable margin for LIBOR loans, multiplied by the average daily amount of the undrawn commitment due quarterly in arrears. Annual administrative fees must also be paid to the agent and the trustee. The principal of the loans made under the 2013 Liquefaction Credit Facilities must be repaid in quarterly installments, commencing with the earlier of the last day of the first full calendar quarter after the Train 4 completion date, as defined in the 2013 Liquefaction Credit Facilities, or September 30, 2018. Scheduled repayments are based upon an 18-year amortization profile, with the remaining balance due upon the maturity of the 2013 Liquefaction Credit Facilities.
Under the terms and conditions of the 2013 Liquefaction Credit Facilities, all cash held by SPL is controlled by a collateral trustee. These funds can only be released by the collateral trustee upon satisfaction of certain terms and conditions related to the use of proceeds, and are classified as restricted cash and cash equivalents on our Consolidated Balance Sheets.

The 2013 Liquefaction Credit Facilities contain conditions precedent for any subsequent borrowings, as well as customary affirmative and negative covenants. The obligations of SPL under the 2013 Liquefaction Credit Facilities are secured by substantially all of the assets of SPL as well as all of the membership interests in SPL on a pari passu basis with the SPL Senior Notes.

Under the terms of the 2013 Liquefaction Credit Facilities, SPL is required to hedge not less than 75% of the variable interest rate exposure of its projected outstanding borrowings, calculated on a weighted average basis in comparison to its anticipated draw of principal. See Note 4— Derivative Instruments.

Convertible Notes

2021 Convertible Unsecured Notes

In November 2014, we issued an aggregate principal amount of $1.0 billion Convertible Unsecured Notes due 2021 (the “2021 Convertible Unsecured Notes”) on a private placement basis in reliance on the exemption from registration provided for under section 4(a)(2) of the Securities Act and Regulation S promulgated thereunder. The 2021 Convertible Unsecured Notes accrue interest at a rate of 4.875% per annum, which is payable in kind semi-annually in arrears by increasing the principal amount of the 2021 Convertible Unsecured Notes outstanding. One year after the closing date, the 2021 Convertible Unsecured Notes

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

will be convertible at the option of the holder into our common stock at the then-applicable conversion rate, provided that the closing price of our common stock is greater than or equal to the conversion price on the conversion date. The initial conversion price was $93.64 and is subject to adjustment upon the occurrence of certain specified events. We have the option to satisfy the conversion obligation with cash, common stock or a combination thereof.

Under GAAP, certain convertible debt instruments that may be settled in cash upon conversion are required to be separately accounted for as liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. We determined that the fair value of the debt component was $808.8 million and the residual value of the equity component was $191.2 million as of the issuance date. As of both March 31, 2015 and December 31, 2014, the carrying value of the equity component was $191.5 million. The debt component is accreted to the total principal amount due at maturity by amortizing the debt discount. The effective rate of interest to amortize the debt discount was approximately 9.2% as of both March 31, 2015 and December 31, 2014, and the remaining period over which the debt discount will be amortized was 6.2 years as of March 31, 2015.

In connection with the issuance of the 2021 Convertible Unsecured Notes, we have agreed to use our reasonable best efforts to prepare and file a shelf registration statement to cover resales of the 2021 Convertible Unsecured Notes.  If we fail to satisfy this obligation, we may be required to pay additional interest to holders of the 2021 Convertible Unsecured Notes under certain circumstances.

2045 Convertible Senior Notes

In March 2015, we issued $625.0 million aggregate principal amount of 4.25% Convertible Senior Notes due 2045 (the “2045 Convertible Senior Notes”) to certain investors through a registered direct offering. The 2045 Convertible Senior Notes were issued with an original issue discount of 20% and accrue interest at a rate of 4.25% per annum, which is payable semi-annually in arrears. We have the right, at our option, at any time after March 15, 2020, to redeem all or any part of the Notes at a redemption price payable in cash equal to the accreted amount of the 2045 Convertible Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to such redemption date. The conversion rate will initially equal 7.2265 shares of our common stock per $1,000 principal amount of the 2045 Convertible Senior Notes, which corresponds to an initial conversion price of approximately $138.38 per share of our common stock. The conversion rate is subject to adjustment upon the occurrence of certain specified events. We have the option to satisfy the conversion obligation with cash, common stock or a combination thereof.

We determined that the fair value of the debt component of the 2045 Convertible Senior Notes was $304.3 million and the residual value of the equity component was $195.7 million as of the issuance date, excluding debt issuance costs. As of March 31, 2015, the carrying value of the equity component was $194.1 million. The debt component is accreted to the total principal amount due at maturity by amortizing the debt discount. The effective rate of interest to amortize the debt discount was approximately 9.4% as of March 31, 2015, and the remaining period over which the debt discount will be amortized was 30.0 years.

Interest expense, before capitalization, related to the 2021 Convertible Unsecured Notes and the 2045 Convertible Senior Notes (together, the “Convertible Notes”) consisted of the following (in thousands):

	Three Months Ended March 31,
	2015	2014
Interest per contractual rate	$13,939	$—
Amortization of debt discount	6,598	—
Amortization of debt issuance costs	14	—
Total interest expense related to the Convertible Notes	$20,551	$—

Convertible Note Purchase Agreement with EIG

On January 16, 2015, CCH HoldCo II, our wholly owned direct subsidiary, entered into a note purchase agreement, as amended and restated on March 1, 2015, with EIG Management Company, LLC (“EIG”), the Bank of New York Mellon, us and the note purchasers named therein pursuant to which those note purchasers agreed to purchase $1.5 billion aggregate principal amount of convertible senior secured notes from CCH Holdco II (the “2025 Convertible Notes”).

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

2017 CTPL Term Loan

In May 2013, CTPL entered into the 2017 CTPL Term Loan, which is being used to fund modifications to the Creole Trail Pipeline and for general business purposes. CTPL incurred $10.0 million of direct lender fees that were recorded as a debt discount. The 2017 CTPL Term Loan matures in 2017 when the full amount of the outstanding principal obligations must be repaid. CTPL’s loans may be repaid, in whole or in part, at any time without premium or penalty. As of March 31, 2015, CTPL had borrowed the full amount of $400.0 million available under the 2017 CTPL Term Loan.

Borrowings under the 2017 CTPL Term Loan accrue interest at a variable rate per annum equal to, at CTPL’s election, LIBOR or the base rate, plus the applicable margin. The applicable margin for LIBOR loans is 3.25%. Interest on LIBOR loans is due and payable at the end of each LIBOR period.

Under the terms and conditions of the 2017 CTPL Term Loan, all cash reserved to pay interest during construction is controlled by a collateral agent. These funds can only be released by the collateral agent upon satisfaction of certain terms and conditions and are classified as restricted on our Consolidated Balance Sheets. CTPL is also required to pay annual fees to the administrative and collateral agents.

The 2017 CTPL Term Loan contains customary affirmative and negative covenants. The obligations of CTPL under the 2017 CTPL Term Loan are secured by a first priority lien on substantially all of the personal property of CTPL and all of the general partner and limited partner interests in CTPL.

Cheniere Partners has guaranteed (i) the obligations of CTPL under the 2017 CTPL Term Loan if the maturity of the CTPL loans is accelerated following the termination by SPL of a transportation precedent agreement in limited circumstances and (ii) the obligations of Cheniere Investments, Cheniere Partners’ wholly owned subsidiary, in connection with its obligations under an equity contribution agreement (a) to pay operating expenses of CTPL until CTPL receives revenues under a service agreement with SPL and (b) to fund interest payments on the CTPL loans after the funds in an interest reserve account have been exhausted.

SPL LC Agreement

In April 2014, SPL entered into a $325.0 million senior letter of credit and reimbursement agreement (the “SPL LC Agreement”) that it uses for the issuance of letters of credit for certain working capital requirements related to the SPL Project. SPL pays (a) a commitment fee in an amount equal to an annual rate of 0.75% of an amount equal to the unissued portion of letters of credit available pursuant to the SPL LC Agreement and (b) a letter of credit fee equal to an annual rate of 2.5% of the undrawn portion of all letters of credit issued under the SPL LC Agreement. If draws are made upon any letters of credit issued under the SPL LC Agreement, the amount of the draw will be deemed a loan issued to SPL.  SPL is required to pay the full amount of this loan on or prior to the business day immediately succeeding the deemed issuance of the loan.  These loans accrue interest at a rate of 2.0% plus the base rate as defined in the SPL LC Agreement. As of March 31, 2015 and December 31, 2014, SPL had issued letters of credit in an aggregate amount of $72.5 million and $9.5 million, respectively, and as of both March 31, 2015 and December 31, 2014, no draws had been made upon any letters of credit issued under the SPL LC Agreement.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Fair Value Disclosures

The following table (in thousands) shows the carrying amount and estimated fair value of our long-term debt:

	March 31, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2016 Sabine Pass LNG Senior Notes, net of discount (1)	$1,657,676	$1,757,136	$1,656,502	$1,718,621
2020 Sabine Pass LNG Senior Notes (1)	420,000	428,400	420,000	428,400
2021 SPL Senior Notes, net of premium (1)	2,009,819	2,024,893	2,010,177	1,985,050
2022 SPL Senior Notes (1)	1,000,000	1,030,000	1,000,000	1,020,000
2023 SPL Senior Notes, net of premium (1)	1,506,918	1,506,918	1,507,089	1,476,947
2024 SPL Senior Notes (1)	2,000,000	2,000,000	2,000,000	1,970,000
2025 SPL Senior Notes (1)	2,000,000	1,975,000	—	—
2021 Convertible Unsecured Notes (2)	821,226	1,132,006	814,751	1,025,563
2045 Convertible Senior Notes (3)	304,425	518,863	—	—
2017 CTPL Term Loan, net of discount (4)	397,816	400,000	397,565	400,000

(1)
The Level 2 estimated fair value was based on quotations obtained from broker-dealers who make markets in these and similar instruments based on the closing trading prices on March 31, 2015 and December 31, 2014, as applicable.

(2)
The Level 3 estimated fair value was calculated based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including our stock price and interest rates based on debt issued by parties with comparable credit ratings to us and inputs that are not observable in the market.

(3)	The Level 1 estimated fair value was based on unadjusted quoted prices in active markets for identical liabilities that we had the ability to access at the measurement date.

(4)
The Level 3 estimated fair value approximates the principal amount because the interest rates are variable and reflective of market rates and CTPL has the ability to call this debt at any time without penalty.

NOTE 8—INCOME TAXES

We are not presently a taxpayer for federal or state income tax purposes and have not recorded a net liability for federal or state income taxes in any of the periods included in the accompanying financial statements. However, we are presently an international taxpayer and have recorded a net expense of $0.7 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively, for international income taxes.

We experienced an ownership change within the provisions of Internal Revenue Code (“IRC”) Section 382 in 2008, 2010 and 2012. An analysis of the annual limitation on the utilization of our net operating losses (“NOLs”) was performed in accordance with IRC Section 382. It was determined that IRC Section 382 will not limit the use of our NOLs in full over the carryover period. We will continue to monitor trading activity in our shares which may cause an additional ownership change which could ultimately affect our ability to fully utilize our existing tax NOL carryforwards.

NOTE 9—SHARE-BASED COMPENSATION

We have granted stock, restricted stock, phantom units and options to purchase common stock to employees, outside directors, and a consultant under the Cheniere Energy, Inc. Amended and Restated 1997 Stock Option Plan (the “1997 Plan”), Amended and Restated 2003 Stock Incentive Plan, as amended (the “2003 Plan”), and 2011 Incentive Plan, as amended (the “2011 Plan”).

The 1997 Plan provides for the issuance of stock options to purchase up to 5.0 million shares of our common stock, all of which have been granted. Non-qualified stock options were granted to employees, contract service providers and outside directors. The 2003 Plan and 2011 Plan provide for the issuance of 21.0 million shares and 35.0 million shares, respectively, of our common stock that may be in the form of non-qualified stock options, incentive stock options, purchased stock, restricted (non-vested) stock, bonus (unrestricted) stock, stock appreciation rights, phantom units and other share-based performance awards deemed by the Compensation Committee of our Board of Directors (the “Compensation Committee”) to be consistent with the purposes of

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

the 2003 Plan and 2011 Plan. As of March 31, 2015, all of the shares under the 2003 Plan have been granted and approximately 27 million shares, net of cancellations, have been granted under the 2011 Plan.

Phantom units are share-based awards issued to employees over a vesting period that entitle the grantee to receive the cash equivalent to the value of a share of our common stock upon each vesting. Phantom units are not eligible to receive quarterly distributions. The Company records compensation cost equal to the fair value of the award at the measurement date, which is determined to be the earlier of the performance commitment date or the service completion date. In addition, compensation cost for unvested phantom unit awards is adjusted quarterly for any changes in the Company’s stock price. During the three months ended March 31, 2015 and 2014, we granted approximately 72,000 and zero phantom units, respectively, to employees.

For the three months ended March 31, 2015 and 2014, the total share-based compensation expense, net of capitalization, recognized in our net loss was $16.1 million and $35.9 million, respectively, and for the same periods we capitalized as part of the cost of capital assets $1.9 million and $1.8 million, respectively. We did not recognize any cumulative adjustments in our compensation expense for the three months ended March 31, 2015 and 2014.

The total unrecognized compensation cost at March 31, 2015 relating to non-vested share-based compensation arrangements was $153.5 million, which is expected to be recognized over a weighted average period of 2.6 years.

We received $1.0 million and $3.7 million in the three months ended March 31, 2015 and 2014, respectively, of proceeds from the exercise of stock options.

During the three months ended March 31, 2015 and 2014, we recognized zero and $10.8 million, respectively, of share-based compensation expense related to the modification of long-term commercial bonus awards resulting from an employee termination.

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

The following table reconciles basic and diluted weighted average common shares outstanding for the three months ended March 31, 2015 and 2014 (in thousands, except for loss per share):

	Three Months Ended
	March 31,
	2015	2014
Weighted average common shares outstanding:
Basic	226,328	223,207
Dilutive common stock options (1)	—	—
Diluted	226,328	223,207

Basic and diluted net loss per share attributable to common stockholders	$(1.18)	$(0.44)

(1)
Stock options and unvested stock of 10.3 million shares and 14.5 million shares for the three months ended March 31, 2015 and 2014, respectively, representing securities that could potentially dilute basic EPS in the future were not included in the diluted net loss per share computations because their effect would have been anti-dilutive. In addition, 21.1 million shares in aggregate, issuable upon conversion of the 2021 Convertible Unsecured Notes and the 2045 Convertible Senior Notes, as described in Note 7—Long-Term Debt, were not included in the computation of diluted net loss per share for 2015 because the computation of diluted net loss per share utilizing the “if-converted” method would be anti-dilutive.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 11—COMMITMENTS AND CONTINGENCIES

Legal Proceedings

During the second quarter of 2014, four lawsuits were filed in the Court of Chancery of the State of Delaware (the “Court”) against us and/or certain of our present and former officers and directors that challenged the manner in which abstentions were treated in connection with the stockholder vote on Amendment No. 1 to the 2011 Incentive Plan (“Amendment No. 1”), pursuant to which, among other things, the number of shares of common stock available for issuance under the 2011 Plan was increased from 10.0 million to 35.0 million shares. The lawsuits contended that abstentions should have been counted as “no” votes in tabulating the outcome of the vote and that the stockholders did not approve Amendment No. 1 when abstentions are counted as such. The lawsuits further contended that portions of the Amended and Restated Bylaws of Cheniere Energy, Inc. adopted on April 3, 2014 were invalid and that certain disclosures relating to these matters made by us were misleading. The lawsuits asserted claims for breach of contract and breach of fiduciary duty (both on a class and a derivative basis) and claims for unjust enrichment (on a derivative basis). The lawsuits sought, among other things, a declaration that the February 1, 2013 stockholder vote on Amendment No. 1 was void, disgorgement of all compensation distributed as a result of Amendment No. 1, voiding the awards made from the shares reserved pursuant to Amendment No. 1 and monetary damages. On June 16, 2014, we filed a verified application with the Court pursuant to 8 Del. C. § 205 (the “Section 205 Action”) in which we asked the Court to declare valid the issuance, pursuant to the 2011 Plan, of the 25.0 million additional shares of our common stock covered by Amendment No. 1, whether occurring in the past or the future.

The parties to the above-referenced lawsuits and the Section 205 Action entered into a Stipulation and Agreement of Compromise, Settlement and Release dated December 12, 2014 (the “Stipulation”), subject to its terms and conditions, including receipt, among other things, of Court approval, to resolve the litigation. On March 16, 2015, the Court approved the settlement of the litigation and awarded plaintiffs’ counsel fees, which were paid by our insurers in April 2015.

NOTE 12—BUSINESS SEGMENT INFORMATION

We have two reportable segments: LNG terminal segment and LNG and natural gas marketing segment. We determine our reportable segments by identifying each segment that engaged in business activities from which it may earn revenues and incur expenses, had operating results regularly reviewed by the entities’ chief operating decision maker for purposes of resource allocation and performance assessment, and had discrete financial information. Substantially all of our revenues from external customers and long-lived assets are attributed to or located in the United States.

Our LNG terminal segment consists of the Sabine Pass and Corpus Christi LNG terminals. We own and operate the Sabine Pass LNG terminal located on the Sabine Pass shipping channel in Louisiana through our ownership interest in and management agreements with Cheniere Partners. We own 100% of the general partner interest in Cheniere Partners and 80.1% of the common shares of Cheniere Holdings, which owns a 55.9% limited partner interest in Cheniere Partners. We are also developing a natural gas liquefaction facility near Corpus Christi, Texas.

Our LNG and natural gas marketing segment consists of LNG and natural gas marketing activities by Cheniere Marketing. Cheniere Marketing is developing a platform for LNG sales to international markets with professional staff based in the United States, United Kingdom, Singapore and Chile.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

The following table summarizes revenues (losses), loss from operations and total assets for each of our reporting segments (in thousands):

	Segments
	LNG Terminal	LNG & Natural Gas Marketing	Corporate and Other (1)	Total Consolidation
As of or for the Three Months Ended March 31, 2015
Revenues from external customers (2)	$67,580	$662	$127	$68,369
Intersegment revenues (losses) (3)	103	7,017	(7,120)	—
Depreciation expense	14,941	200	2,628	17,769
Loss from operations	(25,089)	(5,183)	(30,726)	(60,998)
Interest expense, net	(42,845)	—	(16,767)	(59,612)
Loss before income taxes and non-controlling interest (4)	(277,655)	(5,390)	(52,121)	(335,166)
Share-based compensation	3,197	4,035	10,759	17,991
Goodwill	76,819	—	—	76,819
Total assets	12,481,669	570,287	1,871,091	14,923,047
Expenditures for additions to long-lived assets	590,245	714	28,781	619,740

As of or for the Three Months Ended March 31, 2014
Revenues from external customers (2)	$67,119	$658	$(227)	$67,550
Intersegment revenues (losses) (3)	72	2,174	(2,246)	—
Depreciation expense	14,406	152	917	15,475
Loss from operations	(7,516)	(11,594)	(28,502)	(47,612)
Interest expense, net	(40,373)	—	103	(40,270)
Loss before income taxes and non-controlling interest (4)	(77,354)	(11,727)	(33,172)	(122,253)
Share-based compensation	3,050	6,510	28,138	37,698
Goodwill	76,819	—	—	76,819
Total assets	8,520,986	62,955	940,675	9,524,616
Expenditures for additions to long-lived assets	659,779	314	25,911	686,004

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

(3)
Intersegment revenues (losses) related to our LNG and natural gas marketing segment are primarily a result of international revenue allocations using a cost plus transfer pricing methodology. These LNG and natural gas marketing segment intersegment revenues (losses) are eliminated with intersegment revenues (losses) in our Consolidated Statements of Operations.

(4)
Items to reconcile loss from operations and loss before income taxes and non-controlling interest include consolidated other income (expense) amounts as presented on our Consolidated Statements of Operations primarily related to our LNG terminal segment.

NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in thousands):

	Three Months Ended March 31,
	2015	2014
Cash paid during the year for interest, net of amounts capitalized and deferred	$—	$16,567
Balance in property, plant and equipment, net funded with accounts payable and accrued liabilities	150,623	66,241

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

NOTE 14—RECENT ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (the “FASB”) amended its guidance on revenue recognition. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption not permitted. This guidance may be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact of the provisions of this guidance on our consolidated financial position, results of operations and cash flows.

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

In February 2015, the FASB amended its guidance on consolidation analysis. This amendment primarily affects asset managers and reporting entities involved with limited partnerships or similar entities, but the analysis is relevant in the evaluation of any reporting organization’s requirement to consolidate a legal entity. This guidance changes (1) the identification of variable interests, (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. This guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with earlier adoption permitted. This guidance may be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact of the provisions of this guidance on our consolidated financial position, results of operations and cash flows.

In April 2015, the FASB issued authoritative guidance that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. This guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with earlier adoption permitted. This guidance must be adopted retrospectively to each prior reporting period presented and disclosures will be required for a change in accounting principles. Upon adoption of this standard, the balance of long-term debt, net will be reduced by the balance of debt issuance costs, net on our Consolidated Balance Sheets.

In April 2015, the FASB issued authoritative guidance that clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software. This guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with earlier adoption permitted. This guidance may be adopted either retrospectively or prospectively to arrangements entered into, or materially modified, after the effective date. We are currently evaluating the impact of the provisions of this guidance on our consolidated financial position, results of operations and cash flows.

NOTE 15—SUBSEQUENT EVENTS

2014-2018 Long-Term Cash Incentive Program

In April 2015, our Board of Directors approved and granted awards under the new 2014-2018 Long-Term Cash Incentive Program (“2014-2018 LTIP”), which is a sub-plan of the Company’s 2015 Long-Term Cash Incentive Plan adopted in April 2015. The 2014-2018 LTIP consists of phantom units settled in cash with five consecutive annual performance periods commencing on November 1 and ending on October 31 of each year through October 31, 2018. Awards under the 2014-2018 LTIP will be subject to a three-year vesting schedule, with one third of the phantom units vesting and becoming payable on each of the first, second and third anniversaries of the date of the grant (with the exception of the initial grant for the 2014 performance period, which will vest and become payable on each of February 1, 2016, February 1, 2017 and February 1, 2018). The 2014-2018 LTIP is 100% performance-based and will reward long-term performance measured against growth in the Company’s market capitalization, referred to in the plan documents as total shareholder value (“TSV”), above certain thresholds. Under the 2014-2018 LTIP, the general pool is awarded generally between 2% and 4% of the growth in TSV and the senior executive pool is capped at 2% of the

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

growth in TSV, with the Chief Executive Officer’s compensation targeted at 50% of the senior executive pool, subject to adjustment at the discretion of the Compensation Committee. The number of phantom units comprising the senior executive pool has also been capped, and cannot exceed an amount equal to 1.5% of our common shares outstanding in any one year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Regarding Forward-Looking Statements

This quarterly report contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, included herein or incorporated herein by reference are “forward-looking statements.” Included among “forward-looking statements” are, among other things:

•
statements that we expect to commence or complete construction of our proposed LNG terminals, liquefaction facilities, pipeline facilities or other projects, or any expansions thereof, by certain dates, or at all;

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

•
statements relating to the construction of our Trains, including statements concerning the engagement of any EPC contractor or other contractor and the anticipated terms and provisions of any agreement with any EPC or other contractor, and anticipated costs related thereto;

•
statements regarding any SPA or other agreement to be entered into or performed substantially in the future, including any revenues anticipated to be received and the anticipated timing thereof, and statements regarding the amounts of total LNG regasification, liquefaction or storage capacities that are, or may become, subject to contracts;

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
All of these types of statements, other than statements of historical fact, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements due to factors described in this quarterly report and in the other reports and other information that we file with the SEC. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. Other than as required under the securities laws, we assume no obligation to update or revise these forward-looking statements or provide reasons why actual results may differ.

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes. This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Our discussion and analysis include the following subjects:

•	Overview of Business

•	Overview of Significant Events

•	Liquidity and Capital Resources

•	Results of Operations

•	Off-Balance Sheet Arrangements

•	Summary of Critical Accounting Estimates

•	Recent Accounting Standards

Overview of Business

Cheniere, a Delaware corporation, is a Houston-based energy company primarily engaged in LNG-related businesses. We own and operate the Sabine Pass LNG terminal in Louisiana through our ownership interest in and management agreements with Cheniere Partners, which is a publicly traded limited partnership that we created in 2007. We own 100% of the general partner interest in Cheniere Partners and 80.1% of Cheniere Holdings, which is a publicly traded limited liability company formed in 2013 that owns a 55.9% limited partner interest in Cheniere Partners.

The Sabine Pass LNG terminal is located on the Sabine Pass deepwater shipping channel less than four miles from the Gulf Coast. The Sabine Pass LNG terminal has operational regasification facilities owned by Cheniere Partners’ wholly owned subsidiary, Sabine Pass LNG, that includes existing infrastructure of five LNG storage tanks with capacity of approximately 16.9 Bcfe, two docks that can accommodate vessels with nominal capacity of up to 266,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d. Cheniere Partners is developing and constructing natural gas liquefaction facilities (the “SPL Project”) at the Sabine Pass LNG terminal adjacent to the existing regasification facilities through a wholly owned subsidiary, SPL. Cheniere Partners plans to construct up to six Trains, which are in various stages of development. Each Train is expected to have a nominal production capacity of approximately 4.5 mtpa of LNG. Cheniere Partners also owns the 94-mile Creole Trail Pipeline through a wholly owned subsidiary, CTPL, which interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines.

We are developing a second natural gas liquefaction and export facility and pipeline facility near Corpus Christi, Texas (the “CCL Project”) through wholly owned subsidiaries CCL and Cheniere Corpus Christi Pipeline, respectively. As currently contemplated, the Corpus Christi LNG terminal would be designed for up to three Trains, with expected aggregate nominal production capacity of approximately 13.5 mtpa of LNG, three LNG storage tanks with capacity of approximately 10.1 Bcfe and two docks that can accommodate vessels with nominal capacity of up to 266,000 cubic meters. The CCL Project also would include a 23-mile pipeline that would interconnect the Corpus Christi LNG terminal with several interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline”).

One of our subsidiaries, Cheniere Marketing, is engaged in the LNG and natural gas marketing business and is seeking to develop a portfolio of long-term, short-term and spot SPAs. Cheniere Marketing has entered into SPAs with SPL and CCL to purchase LNG produced by the SPL Project and the CCL Project.

We are also in various stages of developing other projects, including a liquid hydrocarbon export project in Texas along the Gulf Coast, which, among other things, will require acceptable commercial and financing arrangements before we make a final investment decision.

Overview of Significant Events

Our significant accomplishments since January 1, 2015 and through the filing date of this Form 10-Q include the following:

•
We issued an aggregate principal amount of $625.0 million Convertible Senior Notes due 2045 (the “2045 Convertible Senior Notes”) through a registered direct offering. The 2045 Convertible Senior Notes were issued with an original issue discount of 20% and accrue interest at a rate of 4.25% per annum, which is payable semi-annually in arrears. The net proceeds of $495.7 million, after deducting estimated fees and estimated offering expenses of $4.3 million, are being used for general corporate purposes.

•
SPL issued an aggregate principal amount of $2.0 billion of 5.625% Senior Secured Notes due 2025 (the “2025 SPL Senior Notes”). Net proceeds from the offering will be used to pay a portion of the capital costs associated with the construction of the first four Trains of the SPL Project.

•	We received authorization from the FERC to site, construct and operate Trains 5 and 6 of the SPL Project.

Liquidity and Capital Resources

Although results are consolidated for financial reporting, Cheniere, Cheniere Holdings, Cheniere Partners, SPL and Sabine Pass LNG operate with independent capital structures. We expect the cash needs for at least the next twelve months will be met for each of these independent capital structures as follows:
•Sabine Pass LNG through operating cash flows and existing unrestricted cash;
•SPL through project debt and equity financings;
•Cheniere Partners through operating cash flows from Sabine Pass LNG and existing unrestricted cash;
•Cheniere Holdings through distributions from Cheniere Partners; and

•
Cheniere through existing unrestricted cash, services fees from Cheniere Holdings, Cheniere Partners and its other subsidiaries, distributions from our investments in Cheniere Holdings and Cheniere Partners and operating cash flows from our LNG and natural gas marketing business. In addition, we expect to finance the construction costs of the CCL LNG terminal from one or more of the following: project financing, existing unrestricted cash, debt and equity offerings by us or our subsidiaries and operating cash flow.

As of March 31, 2015, we had cash and cash equivalents of $2,158.3 million available to Cheniere. In addition, we had current and non-current restricted cash and cash equivalents of $2,314.0 million (which included current and non-current restricted cash and cash equivalents available to Cheniere Holdings, Cheniere Partners, SPL and Sabine Pass LNG) designated for the following purposes: $1,953.7 million for the SPL Project; $28.1 million for CTPL; $129.1 million for interest payments related to the Sabine Pass LNG Senior Notes described below; and $203.1 million for other restricted purposes.

In November 2014, we issued an aggregate principal amount of $1.0 billion Convertible Unsecured Notes due 2021 (the “2021 Convertible Unsecured Notes”). Beginning one year after the closing date, the 2021 Convertible Unsecured Notes will be convertible at the option of the holder into our common stock at an initial conversion price of $93.64, provided that our closing price of common stock is greater than or equal to $93.64 on the conversion date. The conversion rate is subject to adjustment upon the occurrence of certain specified events. We have the option to satisfy the conversion obligation with cash, common stock or a combination thereof.

In March 2015, we issued the 2045 Convertible Senior Notes. We have the right, at our option, at any time after March 15, 2020, to redeem all or any part of the 2045 Convertible Senior Notes at a redemption price payable in cash equal to the accreted amount of the 2045 Convertible Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to such redemption date. The conversion rate will initially equal 7.2265 shares of our common stock per $1,000 principal amount of the 2045 Convertible Senior Notes, which corresponds to an initial conversion price of approximately $138.38 per share of our common stock. The conversion rate is subject to adjustment upon the occurrence of certain specified events. We have the option to satisfy the conversion obligation with cash, common stock or a combination thereof.

Substantially all of our revenues from external customers and long-lived assets are attributed to or located in the United States.

Cheniere Holdings

Cheniere Holdings was formed by us to hold our Cheniere Partners limited partner interests, thereby allowing us to segregate our lower risk, stable, cash flow generating assets from our higher risk, early stage development projects and marketing activities. As of March 31, 2015, we had an 80.1% direct ownership interest in Cheniere Holdings. We receive dividends on our Cheniere Holdings shares from the distributions that Cheniere Holdings receives from Cheniere Partners, and we receive management fees for managing Cheniere Holdings. For the three months ended March 31, 2015, we received $3.5 million in dividends on our Cheniere Holdings common shares and $0.3 million of management fees from Cheniere Holdings.

Cheniere Partners

Our ownership interest in the Sabine Pass LNG terminal is held through Cheniere Partners. As of March 31, 2015, we own 80.1% of Cheniere Holdings, which owns a 55.9% limited partner interest in Cheniere Partners in the form of 11,963,488 common units, 45,333,334 Class B units and 135,383,831 subordinated units. We also own 100% of the general partner interest and the incentive distribution rights in Cheniere Partners.

Prior to the initial public offering by Cheniere Holdings, we received quarterly equity distributions from Cheniere Partners related to our limited partner and 2% general partner interests. We will continue to receive quarterly equity distributions from Cheniere Partners related to our 2% general partner interest, and we receive fees for providing services to Cheniere Partners, Sabine Pass LNG, SPL and CTPL. During the three months ended March 31, 2015, we received $0.5 million in distributions on our general partner interest and $19.1 million in total service fees from Cheniere Partners, Sabine Pass LNG, SPL and CTPL.

Cheniere Partners’ common unit and general partner distributions are being funded from accumulated operating surplus. We have not received distributions on our subordinated units with respect to the quarters ended on or after June 30, 2010. Cheniere Partners will not make distributions on our subordinated units until it generates additional cash flow from the SPL Project, Sabine Pass LNG’s excess capacity or other new business, which would be used to make quarterly distributions on our subordinated units before any increase in distributions to the common unitholders.

Cheniere Partners’ Class B units are subject to conversion, mandatorily or at the option of the Class B unitholders under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. The Cheniere Partners Class B units are not entitled to cash distributions except in the event of a liquidation of Cheniere Partners, a merger, consolidation or other combination of Cheniere Partners with another person or the sale of all or substantially all of the assets of Cheniere Partners. On a quarterly basis beginning on the initial purchase of the Class B units and ending on the conversion date of the Class B units, the conversion value of the Class B units increases at a compounded rate of 3.5% per quarter, subject to an additional upward adjustment for certain equity and debt financings. The accreted conversion ratio of the Class B units owned by Cheniere Holdings and Blackstone CQP Holdco LP (“Blackstone”) was 1.46 and 1.44, respectively, as of March 31, 2015. We expect the Class B units to mandatorily convert into common units within 90 days of the substantial completion date of Train 3 of the SPL Project, which Cheniere Partners currently expects to occur before March 31, 2017. If the Class B units are not mandatorily converted by July 2019, the holders of the Class B units have the option to convert the Class B units into common units at that time.

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

The remaining approximately 2.0 Bcf/d of capacity has been reserved under a TUA by SPL. SPL is obligated to make monthly capacity payments to Sabine Pass LNG aggregating approximately $250 million annually, continuing until at least 20 years after SPL delivers its first commercial cargo at the SPL Project.

Under each of these TUAs, Sabine Pass LNG is entitled to retain 2% of the LNG delivered to the Sabine Pass LNG terminal.

Liquefaction Facilities

The SPL Project is being developed and constructed at the Sabine Pass LNG terminal adjacent to the existing regasification facilities. We commenced construction of Trains 1 and 2 and the related new facilities needed to treat, liquefy, store and export natural gas in August 2012. Construction of Trains 3 and 4 and the related facilities commenced in May 2013. In April 2015, we received authorization from the FERC to site, construct and operate Trains 5 and 6.

The U.S. Department of Energy (the “DOE”) has authorized the export of up to a combined total of the equivalent of 16 mtpa (approximately 803 Bcf/yr) of domestically produced LNG by vessel from the Sabine Pass LNG terminal to countries with which the United States has a free trade agreement providing for national treatment for trade in natural gas (“FTA countries”) for a 30-year term, beginning on the earlier of the date of first export or September 7, 2020; and to all countries without a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted (“non-FTA countries”) for a 20-year term, beginning on the earlier of the date of first export or August 7, 2017. The DOE further issued an order authorizing SPL to export up to the equivalent of approximately 203 Bcf/yr of domestically produced LNG from the Sabine Pass LNG terminal to FTA countries for a 25-year period. SPL’s application for authorization to export that same 203 Bcf/yr of domestically produced LNG from the Sabine Pass LNG terminal to non-FTA countries is currently pending at the DOE. Additionally, the DOE further issued orders authorizing SPL to export an additional 503.3 Bcf/yr in total of domestically produced LNG from the Sabine Pass LNG terminal to FTA countries for a 20-year term. SPL’s applications for authorization to export that same 503.3 Bcf/yr of domestically produced LNG from the Sabine Pass LNG terminal to non-FTA countries are currently pending at the DOE.

As of March 31, 2015, the overall project completion percentages for Trains 1 and 2 and Trains 3 and 4 of the SPL Project were approximately 87.2% and 62.6%, respectively, which are ahead of the contractual schedule. Based on our current construction schedule, we anticipate that Train 1 will produce LNG as early as late 2015, and Trains 2, 3 and 4 are expected to commence operations on a staggered basis thereafter.

Customers

SPL has entered into four fixed price, 20-year SPAs with third parties that in the aggregate equate to 16 mtpa (approximately 803 Bcf/yr) of LNG that commence with the date of first commercial delivery for Trains 1 through 4, which are fully permitted. In addition, SPL has entered into two fixed price, 20-year SPAs with third parties for another 3.75 mtpa of LNG that commence with the date of first commercial delivery for Train 5. However, SPL has not yet received approval from the DOE for the export of LNG from Train 5 to non-FTA countries. These two SPAs contain certain conditions precedent, including, but not limited to, receiving regulatory approvals, securing necessary financing arrangements and making a final investment decision with respect to Train 5, which must be satisfied by June 30, 2015 or either party to the respective SPA may terminate its SPA, following notice and a cure period. Under the SPAs, the customers will purchase LNG from SPL for a price consisting of a fixed fee plus 115% of Henry Hub per MMBtu of LNG. In certain circumstances, the customers may elect to cancel or suspend deliveries of LNG cargoes, in which case the customers would still be required to pay the fixed fee with respect to cargoes that are not delivered. A portion of the fixed fee will be subject to annual adjustment for inflation. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA commences upon the start of operations of the specified Train.

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

In addition, Cheniere Marketing has entered into an amended and restated SPA with SPL to purchase, at Cheniere Marketing’s option, any LNG produced by SPL in excess of that required for other customers at a price of 115% of Henry Hub plus $3.00 per MMBtu of LNG.

Natural Gas Transportation and Supply

For SPL’s natural gas feedstock transportation requirements, it has entered into transportation precedent agreements to secure firm pipeline transportation capacity with CTPL and third-party pipeline companies. SPL has also entered into enabling agreements and long-term natural gas purchase agreements with third parties in order to secure natural gas feedstock for the SPL Project. As of March 31, 2015, SPL has secured up to approximately 2,161.9 million MMBtu of natural gas feedstock through long-term natural gas purchase agreements.

Construction

Trains 1 through 4 are being designed, constructed and commissioned by Bechtel. SPL entered into lump sum turnkey contracts with Bechtel for the engineering, procurement and construction of Trains 1 and 2 (the “EPC Contract (Trains 1 and 2)”) and Trains 3 and 4 (the “EPC Contract (Trains 3 and 4)”) under which Bechtel charges a lump sum for all work performed and generally bears project cost risk unless certain specified events occur, in which case Bechtel may cause SPL to enter into a change order, or SPL agrees with Bechtel to a change order.

The total contract prices of EPC Contract (Trains 1 and 2) and EPC Contract (Trains 3 and 4) are approximately $4.1 billion and $3.8 billion, respectively, reflecting amounts incurred under change orders through March 31, 2015. Total expected capital costs for Trains 1 through 4 are estimated to be between $9.0 billion and $10.0 billion before financing costs and between $12.0 billion and $13.0 billion after financing costs including, in each case, estimated owner’s costs and contingencies.

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

Final Investment Decision on Train 5 and Train 6

We will contemplate making a final investment decision to commence construction of Train 5 and Train 6 of the SPL Project based upon, among other things, entering into EPC contracts, entering into acceptable commercial arrangements, receiving regulatory authorizations and obtaining adequate financing to construct the Trains.

Capital Resources

We currently expect that SPL’s capital resources requirements with respect to Trains 1 through 4 of the SPL Project will be financed through one or more of the following: borrowings, equity contributions from Cheniere Partners and cash flows under the SPAs. We believe that with the net proceeds of borrowings, unfunded commitments under the 2013 Liquefaction Credit Facilities (as defined below) and cash flows from operations, we will have adequate financial resources available to complete Trains 1 through 4 of the SPL Project and to meet its currently anticipated capital, operating and debt service requirements. We currently project that SPL will generate cash flow from the SPL Project by late 2015, when Train 1 of the SPL Project is anticipated to achieve initial LNG production.

Senior Secured Notes

As of March 31, 2015, Cheniere Partners’ subsidiaries had seven series of senior secured notes outstanding (collectively, the “Senior Notes”):

•	$1.7 billion of 7.50% Senior Secured Notes due 2016 issued by Sabine Pass LNG (the “2016 Sabine Pass LNG Senior Notes”);

•
$0.4 billion of 6.50% Senior Secured Notes due 2020 issued by Sabine Pass LNG (the “2020 Sabine Pass LNG Senior Notes” and collectively with the 2016 Sabine Pass LNG Senior Notes, the “Sabine Pass LNG Senior Notes”);

•	$2.0 billion of 5.625% Senior Secured Notes due 2021 issued by SPL (the “2021 SPL Senior Notes”);

•	$1.0 billion of 6.25% Senior Secured Notes due 2022 issued by SPL (the “2022 SPL Senior Notes”);

•	$1.5 billion of 5.625% Senior Secured Notes due 2023 issued by SPL (the “2023 SPL Senior Notes”);

•
$2.0 billion of 5.75% Senior Secured Notes due 2024 issued by SPL (the “2024 SPL Senior Notes” and collectively with the 2021 SPL Senior Notes, the 2022 SPL Senior Notes, the 2023 SPL Senior Notes and the 2025 SPL Senior Notes, the “SPL Senior Notes”); and

•	$2.0 billion of 2025 SPL Senior Notes.
Interest on the Senior Notes is payable semi-annually in arrears. Subject to permitted liens, the Sabine Pass LNG Senior Notes are secured on a pari passu first-priority basis by a security interest in all of Sabine Pass LNG’s equity interests and substantially all of Sabine Pass LNG’s operating assets. The SPL Senior Notes are secured on a first-priority basis by a security interest in all of the membership interests in SPL and substantially all of SPL’s assets.
Sabine Pass LNG may redeem all or part of its 2016 Sabine Pass LNG Senior Notes at any time at a redemption price equal to 100% of the principal plus any accrued and unpaid interest plus the greater of:
•1.0% of the principal amount of the 2016 Sabine Pass LNG Senior Notes; or

•
the excess of: (a) the present value at such redemption date of (i) the redemption price of the 2016 Sabine Pass LNG Senior Notes plus (ii) all required interest payments due on the 2016 Sabine Pass LNG Senior Notes (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the treasury rate as of such redemption date plus 50 basis points; over (b) the principal amount of the 2016 Sabine Pass LNG Senior Notes, if greater.

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

At any time prior to three months before the respective dates of maturity for each series of the SPL Senior Notes, SPL may redeem all or part of such series of the SPL Senior Notes at a redemption price equal to the “make-whole” price set forth in the common indenture governing the SPL Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption. SPL may also, at any time within three months of the respective maturity dates for each series of the SPL Senior Notes, redeem all or part of such series of the SPL Senior Notes at a redemption price equal to 100% of the principal amount of such series of the SPL Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

Under the indentures governing the Sabine Pass LNG Senior Notes (the “Sabine Pass LNG Indentures”), except for permitted tax distributions, Sabine Pass LNG may not make distributions until, among other requirements, deposits are made into debt service reserve accounts and a fixed charge coverage ratio test of 2:1 is satisfied. Under the common indenture governing the SPL Senior Notes, SPL may not make any distributions until, among other requirements, substantial completion of Trains 1 and 2 has occurred, deposits are made into debt service reserve accounts and a debt service coverage ratio test of 1.25:1.00 is satisfied. During the three months ended March 31, 2015 and 2014, Sabine Pass LNG made distributions of $70.8 million and $63.4 million, respectively, after satisfying all the applicable conditions in the Sabine Pass LNG Indentures.

The SPL Senior Notes are governed by a common indenture with restrictive covenants. SPL may incur additional indebtedness in the future, including by issuing additional notes, and such indebtedness could be at higher interest rates and have different maturity dates and more restrictive covenants than the current outstanding indebtedness of SPL, including the SPL Senior Notes, the 2013 Liquefaction Credit Facilities and a $325.0 million senior letter of credit and reimbursement agreement (the “SPL LC Agreement”) described below.

2013 Liquefaction Credit Facilities

In May 2013, SPL entered into four credit facilities aggregating $5.9 billion (collectively, the “2013 Liquefaction Credit Facilities”). In conjunction with SPL’s issuances of the respective series of SPL Senior Notes in November 2013 and May 2014, SPL terminated approximately $885 million and $2.1 billion, respectively, of commitments under the 2013 Liquefaction Credit Facilities. In March 2015, in conjunction with SPL’s issuance of the 2025 SPL Senior Notes, SPL further terminated approximately $1.8 billion of commitments under the 2013 Liquefaction Credit Facilities. As a result, as of March 31, 2015, SPL has available commitments aggregating $0.9 billion under the 2013 Liquefaction Credit Facilities, which will be used to fund a portion of the costs of developing, constructing and placing into operation Trains 1 through 4 of the SPL Project.

The principal of the loans made under the 2013 Liquefaction Credit Facilities must be repaid in quarterly installments, commencing with the earlier of the last day of the first full calendar quarter after the Train 4 completion date, as defined in the 2013 Liquefaction Credit Facilities, or September 30, 2018. Loans under the 2013 Liquefaction Credit Facilities accrue interest at a variable rate per annum equal to, at SPL’s election, LIBOR or the base rate plus the applicable margin. The applicable margins for LIBOR loans range from 2.3% to 3.0% prior to the completion of Train 4 and from 2.3% to 3.25% after such completion, depending on the applicable 2013 Liquefaction Credit Facility. The 2013 Liquefaction Credit Facilities also require SPL to pay a commitment fee calculated at a rate per annum equal to 40% of the applicable margin for LIBOR loans, multiplied by the average daily amount of undrawn commitments. Interest on LIBOR loans and the commitment fees are due and payable at the end of each LIBOR period and quarterly, respectively.

Under the terms of the 2013 Liquefaction Credit Facilities, SPL is required to hedge not less than 75% of the variable interest rate exposure of its projected outstanding borrowings, calculated on a weighted average basis in comparison to its anticipated draw of principal.

2017 CTPL Term Loan

CTPL has a $400.0 million term loan facility (“2017 CTPL Term Loan”), which is being used to fund modifications to the Creole Trail Pipeline and for general business purposes. The 2017 CTPL Term Loan matures in 2017 when the full amount of the outstanding principal obligations must be repaid. CTPL’s loan may be repaid, in whole or in part, at any time without premium or penalty. As of March 31, 2015, CTPL had borrowed the full amount of $400.0 million available under the 2017 CTPL Term Loan. Borrowings under the 2017 CTPL Term Loan accrue interest at a variable rate per annum equal to, at CTPL’s election, LIBOR or the base rate, plus the applicable margin. The applicable margin for LIBOR loans is 3.25%. Interest on LIBOR loans is due and payable at the end of each LIBOR period.

SPL LC Agreement

In April 2014, SPL entered into the SPL LC Agreement that it uses for the issuance of letters of credit for certain working capital requirements related to the SPL Project.  SPL pays (a) a commitment fee in an amount equal to an annual rate of 0.75% of an amount equal to the unissued portion of letters of credit available pursuant to the SPL LC Agreement and (b) a letter of credit fee equal to an annual rate of 2.5% of the undrawn portion of all letters of credit issued under the SPL LC Agreement. If draws are made upon any letters of credit issued under the SPL LC Agreement, the amount of the draw will be deemed a loan issued to SPL.  SPL is required to pay the full amount of this loan on or prior to the business day immediately succeeding the deemed issuance of the loan.  These loans accrue interest at a rate of 2.0% plus the base rate as defined in the SPL LC Agreement. As of March 31, 2015, SPL had issued letters of credit in an aggregate amount of $72.5 million and no draws had been made upon any letters of credit issued under the SPL LC Agreement.

Corpus Christi LNG Terminal

Liquefaction Facilities

In September 2011, we formed CCL to develop a natural gas liquefaction facility near Corpus Christi, Texas on over 1,000 acres of land that we own or control. As currently contemplated, the CCL facilities would be designed for up to three Trains, with expected aggregate nominal production capacity of approximately 13.5 mtpa of LNG, three LNG storage tanks with capacity of approximately 10.1 Bcfe and two docks that can accommodate vessels with nominal capacity of up to 266,000 cubic meters.

On December 30, 2014, the FERC issued an order granting CCL authorization under Section 3 of the Natural Gas Act of 1938, as amended (“NGA”), to site, construct and operate Trains 1 through 3. The Sierra Club has requested a rehearing and the FERC has not yet ruled on this request. In August 2012, Cheniere Marketing filed an application with the DOE to export up to the equivalent of 15 mtpa (approximately 767 Bcf/yr) of domestically produced LNG to FTA and non-FTA countries from the CCL Project. In October 2012, the DOE granted Cheniere Marketing authority to export up to the equivalent of 15 mtpa (approximately 767 Bcf/yr) of domestically produced LNG to FTA countries from the CCL Project. CCL was added as an additional authorization holder to the FTA permit and an additional applicant to the non-FTA application. In addition, the FERC order requires us to obtain certain additional FERC approvals as construction progresses.

Customers

CCL has entered into eight fixed price, 20-year SPAs with seven third parties with aggregate annual contract quantities of approximately 8.4 mtpa of LNG. However, CCL has not yet received approval from the DOE for the export of LNG to non-FTA countries. Under these eight SPAs, the customers will purchase LNG from CCL for a price consisting of a fixed fee of $3.50 plus 115% of Henry Hub per MMBtu of LNG. In certain circumstances, the customers may elect to cancel or suspend deliveries of LNG cargoes, in which case the customers would still be required to pay the fixed fee with respect to cargoes that are not delivered. A portion of the fixed fee will be subject to annual adjustment for inflation. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA commences upon the start of operations of a specified Train. Each of the SPAs contain certain conditions precedent, including, but not limited to, receiving regulatory approvals, securing necessary financing arrangements and making a final investment decision, which must be satisfied by June 30, 2015 or either party to each SPA may terminate its SPA, following notice and a cure period.

In aggregate, the fixed fee portion to be paid by these customers is approximately $1.5 billion if we make positive final investment decisions with respect to Trains 1 through 3, with the applicable fixed fees starting from the commencement of commercial operations of the applicable Train. These fixed fees equal approximately $619 million, $776 million and $140 million for each of Trains 1 through 3, respectively.

Natural Gas Transportation and Supply

For its natural gas feedstock transportation requirements, CCL has entered into transportation precedent agreements to secure firm pipeline transportation capacity with third party pipeline companies and Cheniere Corpus Christi Pipeline. CCL has also entered into enabling agreements with third parties and will continue to enter into such agreements in order to secure natural gas feedstock for the CCL Project.

Construction

In December 2013, CCL entered into contracts with Bechtel for the engineering, procurement and construction of Trains and related facilities for the CCL Project under which Bechtel charges a lump sum for all work performed and generally bears project cost risk unless certain specified events occur, in which case Bechtel may cause CCL to enter into a change order, or CCL agrees with Bechtel to a change order. Total expected costs for the three Trains and the related facilities, excluding pipeline facilities, are estimated to be between $11.5 billion and $12.0 billion, before financing costs, including an estimate for owner’s costs and contingencies.

Pipeline Facilities

On December 30, 2014, the FERC issued a certificate of public convenience and necessity under Section 7(c) of the NGA authorizing Cheniere Corpus Christi Pipeline to construct and operate the Corpus Christi Pipeline. The Corpus Christi Pipeline is designed to transport 2.25 Bcf/d of feed and fuel gas required by the CCL Project from the existing natural gas pipeline grid.

Final Investment Decision

We will contemplate making a final investment decision to commence construction of the CCL Project based upon, among other things, entering into acceptable commercial arrangements, receiving regulatory authorizations and obtaining adequate financing to construct the facility.

Capital Resources

We expect to finance the construction costs of the CCL Project from one or more of the following: project financing, existing unrestricted cash, offerings by us or our subsidiaries of debt or equity and operating cash flow.

LNG and Natural Gas Marketing Business

Our wholly owned subsidiary, Cheniere Marketing, is engaged in the LNG and natural gas marketing business and is seeking to develop a portfolio of long-term, short-term and spot LNG purchase and sale agreements. Cheniere Marketing has purchased, transported and unloaded commercial LNG cargoes into the Sabine Pass LNG terminal and has used trading strategies intended to maximize margins on these cargoes. Cheniere Marketing, or one of its wholly owned subsidiaries, has secured the following rights and obligations to support its business:

•
the right to deliver cargoes to the Sabine Pass LNG terminal during the construction of the SPL Project in exchange for payment of 80% of the expected gross margin from each cargo to Cheniere Energy Investments, LLC, a wholly owned subsidiary of Cheniere Partners;

•
pursuant to an amended and restated SPA with SPL, the right to purchase, at Cheniere Marketing’s option, any LNG produced by SPL in excess of that required for other customers at a price of 115% of Henry Hub plus $3.00 per MMBtu of LNG;

•	pursuant to SPAs with CCL, the right to purchase, at Cheniere Marketing’s option, any LNG produced by CCL not required for other customers; and

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

In addition, Cheniere Marketing has sold LNG cargoes to be delivered to multiple counterparties between 2016 and 2018, with delivery obligations conditioned on the performance of the SPL Project.  The cargoes have been sold with a portfolio of delivery points, either on a Free on Board basis, delivered to the counterparty at the Sabine Pass LNG terminal, or a Delivered at Terminal (“DAT”) basis, delivered to the counterparty’s LNG receiving terminal. Cheniere Marketing has chartered LNG vessels, as described above, to be utilized in DAT transactions. In addition, a wholly owned subsidiary of Cheniere Marketing has entered into a long-term agreement to sell LNG cargoes on a DAT basis, with delivery obligations conditioned on CCL achieving certain milestones, including a final investment decision.  The agreement is also conditioned upon the buyer achieving its own milestones, including reaching a final investment decision related to certain projects and obtaining related financing.

Corporate and Other Activities

We are required to maintain corporate general and administrative functions to serve our business activities described above.  We are also in various stages of developing other projects, including a liquid hydrocarbon export project in Texas along the Gulf Coast. Each of these projects, among other things, will require acceptable commercial and financing arrangements before we make a final investment decision.

Sources and Uses of Cash

The following table summarizes (in thousands) the sources and uses of our cash and cash equivalents for the three months ended March 31, 2015 and 2014. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Three Months Ended March 31,
	2015	2014
Sources of cash and cash equivalents
Proceeds from issuances of long-term debt	$2,500,000	$—
Use of restricted cash and cash equivalents for the acquisition of property, plant and equipment	572,623	761,858
Use of restricted cash and cash equivalents for financing activities	—	33,743
Proceeds from exercise of stock options	958	3,691
Other	20	44
Total sources of cash and cash equivalents	3,073,601	799,336

Uses of cash and cash equivalents
Investment in restricted cash and cash equivalents	(1,929,288)	—
Property, plant and equipment, net	(590,998)	(773,376)
Debt issuance and deferred financing costs	(58,395)	(13,957)
Distributions and dividends to non-controlling interest	(20,050)	(19,786)
Operating cash flow	(14,180)	(18,219)
Payments related to tax withholdings for share-based compensation	(3,771)	(7,742)
Other	(46,164)	(12,495)
Total uses of cash and cash equivalents	(2,662,846)	(845,575)

Net increase (decrease) in cash and cash equivalents	410,755	(46,239)
Cash and cash equivalents—beginning of period	1,747,583	960,842
Cash and cash equivalents—end of period	$2,158,338	$914,603

Proceeds from Issuances of Long-Term Debt, Debt Issuance and Deferred Financing Costs

In March 2015, SPL issued an aggregate principal amount of $2.0 billion of the 2025 SPL Senior Notes. In March 2015, we issued an aggregate principal amount of $625.0 million of the 2045 Convertible Senior Notes, with an original issue discount of 20%, for net proceeds of $495.7 million. Debt issuance and deferred financing costs in the three months ended March 31, 2015 primarily relate to up-front fees paid upon the closing of these offerings.

Use of Restricted Cash and Cash Equivalents for the Acquisition of Property, Plant and Equipment and Property, Plant and Equipment, net

During the three months ended March 31, 2015 and 2014, we used $572.6 million and $761.9 million, respectively, of restricted cash and cash equivalents for investing activities to fund $591.0 million and $773.4 million during the three months ended March 31, 2015 and 2014, respectively, of construction costs for Trains 1 through 4 of the SPL Project.  The costs associated with the construction of Trains 1 through 4 of the SPL Project are capitalized as construction-in-process.

Investment in (Use of) Restricted Cash and Cash Equivalents

In the three months ended March 31, 2015, we invested $1,929.3 million in restricted cash and cash equivalents primarily related to the net proceeds from the 2025 SPL Senior Notes, partially offset by the use of restricted cash related to payment of commitment fees for the 2013 Liquefaction Credit Facilities and the payment of distributions to non-controlling interest. In the three months ended March 31, 2014, we used $33.7 million of restricted cash and cash equivalents related to the payment of commitment fees for the 2013 Liquefaction Credit Facilities and the payment of distributions to non-controlling interest.

Distributions and Dividends to Non-controlling Interest

During the three months ended March 31, 2015 and 2014, Cheniere Partners and Cheniere Holdings, collectively, made distributions and paid dividends of $20.1 million and $19.8 million, respectively, to non-affiliated common unitholders and common shareholders.

Payments Related to Tax Withholdings for Share-based Compensation

During the three months ended March 31, 2015 and 2014, we used $3.8 million and $7.7 million, respectively, of cash and cash equivalents to purchase restricted stock that was returned to us by employees to cover taxes related to their restricted stock that vested during such periods.

Operating Cash Flow

We had a cash outflow from operating activities of $14.2 million during the three months ended March 31, 2015, compared to a cash outflow of $18.2 million during the three months ended March 31, 2014. This decrease in operating cash outflows primarily related to the timing of amounts paid to third parties for the construction of the SPL Project, partially offset by cash paid to purchase LNG to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal and the timing of receivables due from third parties.

Other

Other cash outflows increased from $12.5 million during the three months ended March 31, 2014 to $46.2 million during the three months ended March 31, 2015, primarily for payments made to a municipal water district for water system enhancements that will increase potable water supply to our Sabine Pass LNG terminal.

Issuance of Common Stock

 During the three months ended March 31, 2015 and 2014, we issued zero and 0.2 million shares, respectively, of restricted stock to new and existing employees.

Results of Operations

Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014

Our consolidated net loss attributable to common stockholders was $267.7 million, or $1.18 per share (basic and diluted), in the three months ended March 31, 2015 compared to a net loss attributable to common stockholders of $97.8 million, or $0.44 per share (basic and diluted), in the three months ended March 31, 2014. This $169.9 million increase in net loss was primarily a result of increased derivative loss, net, increased operating and maintenance expense, increased loss on early extinguishment of debt and increased interest expense, net, which was partially offset by increased net loss attributable to non-controlling interest and decreased general and administrative expense (“G&A Expense”). Derivative loss, net increased $91.3 million in the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily as a result of new contingent interest rate derivatives entered into during the quarter. Loss on early extinguishment of debt increased $89.0 million in the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, due to the write-off of debt issuance costs and deferred commitment fees in connection with the termination of approximately $1.8 billion of commitments under the 2013 Liquefaction Credit Facilities in March 2015. Operating and maintenance expense increased $23.5 million in the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily as a result of the expense incurred to purchase LNG to maintain the cryogenic readiness of the regasification facilities at the Sabine Pass LNG terminal and increased costs to manage the operation and maintenance of the Sabine Pass LNG terminal. Interest expense, net increased $19.3 million in the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily as a result of an increase in our indebtedness outstanding in 2015 from the issuance of the 2021 Convertible Unsecured Notes in November 2014 and the issuance of the 2045 Convertible Senior Notes in March 2015. For the three months ended March 31, 2015 and 2014, we incurred $180.6 million and $128.6 million of total interest cost, respectively, of which we capitalized and deferred $121.0 million and $88.3 million, respectively, which were directly related to the construction of the first four Trains of the SPL Project. Net loss attributable to non-controlling interest increased $43.6 million in the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, as a result of increased net loss recorded by Cheniere Partners primarily for the reasons above.

G&A Expense decreased $15.8 million in the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily as a result of share-based compensation expense recognized during the three months ended March 31, 2014 related to the modification of long-term commercial bonus awards resulting from an employee termination.

Off-Balance Sheet Arrangements

As of March 31, 2015, we had no “off-balance sheet arrangements” that may have a current or future material effect on our consolidated financial position or results of operations.

Summary of Critical Accounting Estimates

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes.  There have been no significant changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Standards

For descriptions of recently issued accounting standards, see Part 1. Financial Information, Item 1. Notes to Consolidated Financial Statements, Note 14—Recent Accounting Standards.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our Consolidated Balance Sheets.

Marketing and Trading Commodity Price Risk

We have entered into:

•	commodity derivatives to hedge the exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory (“LNG Inventory Derivatives”);

•	commodity derivatives to hedge the exposure to price risk attributable to future purchases of natural gas to be utilized as fuel to operate the Sabine Pass LNG terminal (“Fuel Derivatives”); and

•	commodity derivatives consisting of natural gas purchase agreements to secure natural gas feedstock for the SPL Project (“Term Gas Supply Derivatives”).

We use one-day value at risk (“VaR”) with a 95% confidence interval and other methodologies for market risk measurement and control purposes of our LNG Inventory Derivatives and Fuel Derivatives. The VaR is calculated using the Monte Carlo simulation method. As of March 31, 2015, our commodity derivatives that are sensitive to changes in natural gas prices had a VaR of $0.6 million.

In order to test the sensitivity of the fair value of the Term Gas Supply Derivatives to changes in underlying commodity prices, management modeled a 10% change in the basis price for natural gas for each delivery location. As of March 31, 2015, we estimated the fair value of our Term Gas Supply Derivatives to be $0.3 million. Based on actual derivative contractual volumes, a 10% increase or decrease in underlying basis price would have resulted in a change in the fair value of the Term Gas Supply Derivatives of $0.4 million as of March 31, 2015.

Interest Rate Risk

SPL has entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2013 Liquefaction Credit Facilities (“SPL Interest Rate Derivatives”). In order to test the sensitivity of the fair value of the SPL Interest Rate Derivatives to changes in interest rates, management modeled a 10% change in the forward 1-month LIBOR curve across the full 7-year term of the SPL Interest Rate Derivatives. This 10% change in interest rates would have resulted in a change in the fair value of the SPL Interest Rate Derivatives of $3.8 million as of March 31, 2015.

Corpus Christi Holdings has entered into interest rate swaps to protect against volatility of future cash flows and hedge a portion of the variable interest payments on upcoming debt facilities that will be used to pay for a portion of the costs of developing, constructing and placing into service the CCL Project (“Contingent Interest Rate Derivatives”). In order to test the sensitivity of the fair value of the Contingent Interest Rate Derivatives to changes in interest rates, management modeled a 10% change in the forward 1-month LIBOR curve across the full 7-year term of the Contingent Interest Rate Derivatives. This 10% change in interest rates would have resulted in a change in the fair value of the Contingent Interest Rate Derivatives of $52.7 million as of March 31, 2015.

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

PART II.    OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

Cheniere may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. Cheniere regularly analyzes current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters.

On May 29, 2014, an alleged stockholder of Cheniere commenced a putative class and derivative action in the Court of Chancery of the State of Delaware (the “Court”) against Cheniere, certain members of Cheniere’s Board of Directors and certain of Cheniere’s present and former officers captioned Jones v. Souki, et al., C.A. No. 9710-VCL. Since May 29, 2014, additional litigations were filed captioned Macguire v. Souki, et al., C.A. No. 9746-VCL, Shenker v. Souki, et al., C.A. No. 9763-VCL and Davidoff v. Souki, et al., C.A. No. 9825-VCL. These lawsuits were consolidated into In re Cheniere Energy, Inc. Stockholders Litigation, Consolidated C.A. No. 9710-VCL (Del. Ch.) (the “Stockholder Action”). In general terms, these litigations challenged the manner in which abstentions were treated in connection with the stockholder vote on Amendment No. 1 to the Cheniere Energy, Inc. 2011 Incentive Plan (“Amendment No. 1”), pursuant to which, among other things, the number of shares of common stock available for issuance under the Cheniere Energy, Inc. 2011 Incentive Plan (the “2011 Plan”) was increased from 10 million to 35 million shares. The lawsuits contended that abstentions should have been counted as “no” votes in tabulating the outcome of the vote and that the stockholders did not approve Amendment No. 1 when abstentions are counted as such. The lawsuits further contended that portions of the Amended and Restated Bylaws of Cheniere Energy, Inc. adopted on April 3, 2014 were invalid and that certain disclosures relating to these matters made by Cheniere were misleading. The lawsuits asserted claims for breach of contract and breach of fiduciary duty (both on a class and a derivative basis) and claims for unjust enrichment (on a derivative basis). The lawsuits sought, among other things, a declaration that the February 1, 2013 stockholder vote on Amendment No. 1 was void, disgorgement of all compensation distributed as a result of Amendment No. 1, voiding the awards made from the shares reserved pursuant to Amendment No. 1 and monetary damages.

On June 16, 2014, the defendants filed with the Court a joint motion to stay or dismiss the consolidated action with prejudice and Cheniere filed a verified application pursuant to 8 Del. C. § 205 (the “Section 205 Action”) in which Cheniere asked the Court to declare valid the issuance, pursuant to the 2011 Plan, whether occurring in the past or future, of the 25 million additional shares of common stock of Cheniere covered by Amendment No. 1. On June 27, 2014, the Court entered an order staying the stockholder litigation pending resolution of the Section 205 Action. On July 11, 2014, Cheniere filed a memorandum of law in support of its motion for judgment on Application I asserted in the Section 205 Action (that it correctly tabulated votes in connection with the stockholder vote on Amendment No. 1). On July 25, 2014, certain of the plaintiffs in the lawsuits (who have been given permission to intervene in the Section 205 Action) filed a brief in opposition to Cheniere’s motion for judgment on Application I in the Section 205 Action. Briefing on these issues was completed on August 20, 2014, and the Court held a hearing on the motion on August 26, 2014.

The parties to the Stockholder Action and the Section 205 Action entered into a Stipulation and Agreement of Compromise, Settlement and Release dated December 12, 2014 (the “Stipulation”) to resolve the litigation. On March 16, 2015, the Court approved the settlement of the Stockholder Action and the Section 205 Action on the terms contemplated by the Stipulation. Following Court approval, the Stipulation resulted in the dismissal with prejudice of the Stockholder Action and the Section 205 Action and a release being granted to the defendants by the plaintiffs and a class of Cheniere’s stockholders. As part of the settlement: (i) the Court validated, pursuant to 8 Del. C. § 205, all awards made pursuant to the 2011 Plan (whether vested or unvested) and declared that recipients of such awards are entitled to keep their awarded shares, subject to the terms and conditions of the award agreements, including any outstanding requirements for vesting; (ii) except with respect to the unawarded shares discussed below, Cheniere will not seek stockholder approval for any share-based compensation prior to January 1, 2017, such that no share-based compensation will be awarded to company executives, directors or consultants other than to the extent stockholders have already approved such compensation or such compensation was approved pursuant to 8 Del. C. § 205 (notwithstanding the foregoing, authorized stock (unissued or treasury) may be used to compensate new employees and a cash pay award (bonus, incentive, etc.) tied to the performance of Cheniere’s stock shall not constitute share-based compensation); (iii) all compensation-related votes through September 17, 2022 will be subject to a majority of the shares present and entitled to vote standard (pursuant to which abstentions will be counted as the functional equivalent of “no” votes and broker non-votes will not be considered in determining the outcome of the resolution, but will be counted for purposes of establishing a quorum); and (iv) the Compensation Committee will be comprised exclusively of independent directors as defined by the NYSE MKT (or the rules of the primary exchange on which Cheniere’s common stock is listed in the future). With respect to the shares authorized pursuant to Amendment No. 1, but not awarded: (i) Cheniere will not award any of these shares unless the issuance of the shares is approved by a new stockholder vote; (ii) no earlier than 90 days after Court approval of the settlement, Cheniere may submit the issue of the unawarded shares to a stockholder vote; and (iii) if stockholders approve issuance of the unawarded shares, no more than 1 million of those shares may be awarded to Mr. Souki. In addition, in connection with approving the Stipulation, the Court also awarded plaintiffs’ counsel fees, which were paid by the Company’s insurers.

ITEM 1A.     RISK FACTORS

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes stock repurchases for the three months ended March 31, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Maximum Number of Units That May Yet Be Purchased Under the Plans
January 1 - 31, 2015	3,837	$71.32	—	—
February 1 - 28, 2015	23,226	$71.38	—	—
March 1 - 31, 2015	23,239	$80.50	—	—

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

ITEM 5.    OTHER INFORMATION
Compliance Disclosure
Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended March 31, 2015, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our Quarterly Report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”). During the quarter ended March 31, 2015, we did not engage in any transactions with Iran or with persons or entities related to Iran.

Blackstone, an affiliate of The Blackstone Group L.P. (“Blackstone Group”), is a holder of approximately 29% of the outstanding equity interests of Cheniere Partners and has three representatives on the Board of Directors of Cheniere Partners’ general partner. Accordingly, Blackstone Group may be deemed an “affiliate” of Cheniere Partners, as that term is defined in Exchange Act Rule 12b-2.

We have received notice from Blackstone Group that it may include in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 disclosures pursuant to ITRA regarding one of its portfolio companies that may be deemed to be an affiliate of Blackstone Group. Because of the broad definition of “affiliate” in Exchange Act Rule 12b-2, this portfolio company of Blackstone Group, through Blackstone Group’s ownership of Cheniere Partners, may also be deemed to be an affiliate of ours. We have received notice from Blackstone Group that Travelport Limited (“Travelport”) has engaged in the following activities: as part of its global business in the travel industry, Travelport provides certain passenger travel-related Travel Commerce Platform and airline IT services to Iran Air and airline IT services to Iran Air Tours. The gross revenues and net profits attributable to such activities during the quarter ended March 31, 2015 have not been reported by Travelport. Blackstone Group has informed us that Travelport intends to continue these business activities with Iran Air and Iran Air Tours as such activities are either exempt from applicable sanctions prohibitions or specifically licensed by the Office of Foreign Assets Control.

ITEM 6.    EXHIBITS

Exhibit No.	Description
4.1
Sixth Supplemental Indenture, dated as of March 3, 2015, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 3, 2015)

4.2
Indenture, dated as of March 9, 2015, between Cheniere Energy, Inc. and The Bank of New York Mellon, as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 13, 2015)

4.3
First Supplemental Indenture, dated as of March 9, 2015, between Cheniere Energy, Inc. and The Bank of New York Mellon, as Trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 13, 2015)

4.4	Form of 4.25% Convertible Senior Note due 2045 (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 13, 2015)
10.1
Note Purchase Agreement, dated as of January 16, 2015, by and among Cheniere CCH HoldCo II, LLC, as issuer, Cheniere Energy, Inc. (solely for purposes of acknowledging and agreeing to Section 9 thereof), EIG Management Company, LLC, as administrative agent, The Bank of New York Mellon, as collateral agent, and the note purchasers named therein (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on January 16, 2015)

10.2*	Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated February 24, 2015, between Corpus Christi Liquefaction, LLC (Seller) and Électricité de France, S.A. (Buyer)
10.3
Amended and Restated Note Purchase Agreement, dated as of March 1, 2015, by and among Cheniere CCH HoldCo II, LLC, as issuer, Cheniere Energy, Inc. (solely for purposes of acknowledging and agreeing to Section 9 thereof), EIG Management Company, LLC, as administrative agent, The Bank of New York Mellon, as collateral agent, and the note purchasers named therein (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 2, 2015)

10.4
Registration Rights Agreement, dated as of March 3, 2015, between Sabine Pass Liquefaction, LLC and J.P. Morgan Securities LLC (Incorporated by reference to Exhibit 10.1 to Cheniere Energy Partners, L.P.’s Current Report on Form 8-K (SEC File No. 001-33366), filed on March 3, 2015)

10.5*	Amendment and Restated LNG Sale and Purchase Agreement (FOB), dated March 20, 2015, between Corpus Christi Liquefaction, LLC (Seller) and PT Pertamina (Persero) (Buyer)
10.6
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00039 Increase to Existing Facility Labor Provisional Sum and Decrease to Sales and Use Tax Provisional Sum, dated February 12, 2015 and (ii) the Change Order CO-00040 Load Shedding and LNG Tank Tie-In Crane, dated February 24, 2015 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment) (Incorporated by reference to Exhibit 10.2 to Sabine Pass Liquefaction, LLC’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on April 30, 2015)

10.7
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00016 Louisiana Sales and Use Tax Provisional Sum Adjustment, dated February 12, 2015 and (ii) the Change Order CO-00017 Load Shedding Study and Scope Change, dated February 24, 2015 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment) (Incorporated by reference to Exhibit 10.3 to Sabine Pass Liquefaction, LLC’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on April 30, 2015)

10.8†	Cheniere Energy, Inc. 2015 Long-Term Cash Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on April 27, 2015)
10.9*†	Cheniere Energy, Inc. 2014-2018 Long-Term Cash Incentive Program
10.10*†	Form of Phantom Unit Award under the Cheniere Energy, Inc. 2015 Incentive Plan (US - Executive)
10.11*†	Form of Phantom Unit Award under the Cheniere Energy, Inc. 2015 Incentive Plan (US - Non-Executive)
10.12*†	Form of Phantom Unit Award under the Cheniere Energy, Inc. 2015 Incentive Plan (UK - Executive)
10.13*†	Form of Phantom Unit Award under the Cheniere Energy, Inc. 2015 Incentive Plan (UK - Non-Executive)
10.14*†	Form of Phantom Unit Award under the Cheniere Energy, Inc. 2015 Incentive Plan (US - Consultant)
10.15*†	Form of Phantom Unit Award under the Cheniere Energy, Inc. 2015 Incentive Plan (UK - Consultant)
31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

Exhibit No.	Description
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY, INC.

Date:	April 30, 2015	By:	/s/ Michael J. Wortley
Michael J. Wortley
Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	April 30, 2015	By:	/s/ Leonard Travis
Leonard Travis
Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)