Form 10-Q
period 2016-03-31
CHENIERE ENERGY INC
filed 2016-05-05
CIK 3570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
As of April 29, 2016, the issuer had 235,503,063 shares of Common Stock outstanding.

CHENIERE ENERGY, INC.
TABLE OF CONTENTS

i

DEFINITIONS
As commonly used in the liquefied natural gas industry, to the extent applicable and as used in this quarterly report, the terms listed below have the following meanings:

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

Abbreviated Organizational Structure

The following diagram depicts our abbreviated organizational structure as of March 31, 2016, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

Cheniere Energy, Inc. ("Cheniere")
100% Interest
Cheniere Marketing, LLC and subsidiaries ("Cheniere Marketing")
100% Economic Interest
Non-Economic Voting Interest
80.1% Interest
Cheniere Energy Partners LP Holdings, LLC ("Cheniere Holdings")
Public Shareholders 19.9%
Cheniere Energy Partners GP, LLC ("Cheniere Partners GP")
55.9% Interest
2.0% Interest & Incentive Dist. Rights
Cheniere Energy Partners, L.P. ("Cheniere Partners" or "CQP")
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
Unless the context requires otherwise, references to the “CCH Group” refer to CCH HoldCo II, CCH HoldCo I, CCH, CCL and CCP, collectively.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2016	2015
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$1,094,833	$1,201,112
Restricted cash	732,551	503,397
Accounts and interest receivable	23,979	5,749
Inventory	31,243	18,125
Other current assets	63,509	54,203
Total current assets	1,946,115	1,782,586

Non-current restricted cash	31,724	31,722
Property, plant and equipment, net	17,674,548	16,193,907
Debt issuance costs, net	409,894	378,677
Non-current derivative assets	29,361	30,887
Goodwill	76,819	76,819
Other non-current assets	262,486	314,455
Total assets	$20,430,947	$18,809,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$35,398	$22,820
Accrued liabilities	670,584	427,199
Current debt, net	1,785,318	1,673,379
Deferred revenue	26,669	26,669
Derivative liabilities	50,561	35,201
Other current liabilities	93	—
Total current liabilities	2,568,623	2,185,268

Long-term debt, net	16,348,099	14,920,427
Non-current deferred revenue	8,500	9,500
Non-current derivative liabilities	239,372	79,387
Other non-current liabilities	61,668	53,068

Commitments and contingencies (see Note 14)

Stockholders’ equity
Preferred stock, $0.0001 par value, 5.0 million shares authorized, none issued	—	—
Common stock, $0.003 par value
Authorized: 480.0 million shares at March 31, 2016 and December 31, 2015
Issued and outstanding: 235.5 million shares and 235.6 million shares at March 31, 2016 and December 31, 2015, respectively	707	708
Treasury stock: 11.7 million shares and 11.6 million shares at March 31, 2016 and December 31, 2015, respectively, at cost	(354,903)	(353,927)
Additional paid-in-capital	3,088,648	3,075,317
Accumulated deficit	(3,944,786)	(3,623,948)
Total stockholders’ deficit	(1,210,334)	(901,850)
Non-controlling interest	2,415,019	2,463,253
Total equity	1,204,685	1,561,403
Total liabilities and equity	$20,430,947	$18,809,053

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues
Regasification revenues	$65,551	$66,802
LNG revenues	2,704	662
Other revenues	826	905
Total revenues	69,081	68,369

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	14,507	693
Operating and maintenance expense	36,317	35,706
Development expense	1,547	16,096
Marketing expense	24,978	13,046
General and administrative expense	47,924	44,971
Depreciation and amortization expense	24,089	17,769
Impairment expense	10,166	176
Other	112	156
Total operating costs and expenses	159,640	128,613

Loss from operations	(90,559)	(60,244)

Other income (expense)
Interest expense, net of capitalized interest	(76,337)	(59,612)
Loss on early extinguishment of debt	(1,457)	(88,992)
Derivative loss, net	(180,934)	(126,690)
Other income	929	372
Total other expense	(257,799)	(274,922)

Loss before income taxes and non-controlling interest	(348,358)	(335,166)
Income tax provision	(616)	(678)
Net loss	(348,974)	(335,844)
Less: net loss attributable to non-controlling interest	(28,136)	(68,135)
Net loss attributable to common stockholders	$(320,838)	$(267,709)

Net loss per share attributable to common stockholders—basic and diluted	$(1.41)	$(1.18)

Weighted average number of common shares outstanding—basic and diluted	228,138	226,328

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Total Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total Equity
	Shares	Par Value Amount	Shares	Amount
Balance at December 31, 2015	235,639	$708	11,649	$(353,927)	$3,075,317	$(3,623,948)	$2,463,253	$1,561,403
Forfeitures of restricted stock	(78)	(1)	—	—	1	—	—	—
Share-based compensation	—	—	—	—	13,329	—	—	13,329
Shares repurchased related to share-based compensation	(31)	—	31	(976)	—	—	—	(976)
Loss attributable to non-controlling interest	—	—	—	—	—	—	(28,136)	(28,136)
Distributions to non-controlling interest	—	—	—	—	—	—	(20,098)	(20,098)
Net loss	—	—	—	—	—	(320,838)	—	(320,838)
Balance at March 31, 2016	235,530	$707	11,680	$(354,903)	$3,088,648	$(3,944,786)	$2,415,019	$1,204,685

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(348,974)	$(335,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash LNG inventory write-downs	216	17,502
Depreciation and amortization expense	24,089	17,769
Share-based compensation	16,171	16,140
Amortization of debt issuance costs and discount	12,817	9,116
Loss on early extinguishment of debt	1,457	88,992
Total losses on derivatives, net	182,169	126,183
Net cash used for settlement of derivative instruments	(8,817)	(37,262)
Impairment expense	10,166	176
Other	303	8,627
Changes in restricted cash for certain operating activities	43,366	75,233
Changes in operating assets and liabilities:
Accounts and interest receivable	1,092	(28,083)
Inventory	(1,531)	(29,676)
Accounts payable and accrued liabilities	(27,831)	73,002
Deferred revenue	(1,000)	(1,003)
Other, net	7,617	(15,052)
Net cash used in operating activities	(88,690)	(14,180)

Cash flows from investing activities
Property, plant and equipment, net	(1,149,827)	(590,998)
Use of restricted cash for the acquisition of property, plant and equipment	1,151,073	572,623
Other	(17,861)	(46,164)
Net cash used in investing activities	(16,615)	(64,539)

Cash flows from financing activities
Proceeds from issuances of debt	1,908,000	2,500,000
Repayments of debt	(415,000)	—
Debt issuance and deferred financing costs	(49,307)	(58,395)
Investment in restricted cash	(1,423,595)	(1,929,288)
Distributions and dividends to non-controlling interest	(20,098)	(20,050)
Proceeds from exercise of stock options	—	958
Payments related to tax withholdings for share-based compensation	(976)	(3,771)
Other	2	20
Net cash provided by (used in) financing activities	(974)	489,474

Net increase (decrease) in cash and cash equivalents	(106,279)	410,755
Cash and cash equivalents—beginning of period	1,201,112	1,747,583
Cash and cash equivalents—end of period	$1,094,833	$2,158,338

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

In 2016, we started production at our natural gas liquefaction facilities at the Sabine Pass LNG terminal (the “SPL Project”). As a result, we introduced two new line items entitled “Cost of sales” and “Marketing expense” on our Consolidated Statements of Operations. To conform to the new presentation, reclassifications were made in the prior period into these new line items. The components of these new line items are as follows:

•
Cost of sales includes costs incurred directly for the production of LNG from the SPL Project such as natural gas feedstock, variable transportation and storage costs, derivative gains and losses associated with economic hedges to secure natural gas feedstock for the SPL Project, vessel chartering costs and other costs related to converting natural gas into LNG, all to the extent not utilized for the commissioning process. These costs were reclassified from operating and maintenance expense, which now primarily includes costs associated with operating and maintaining the SPL Project such as third-party service and maintenance contract costs, payroll and benefit costs of operations personnel, natural gas transportation and storage capacity demand charges, derivative gains and losses related to the sale and purchase of LNG associated with the regasification terminal, insurance and regulatory costs.

•
Marketing expense includes costs directly associated with our LNG and natural gas marketing activities by Cheniere Marketing such as payroll and benefit costs of LNG marketing and origination personnel, professional services and other support costs to contract LNG customers throughout the global marketplace for the SPL Project and our second natural gas liquefaction and export facility at the Corpus Christi LNG terminal (the “CCL Project”). These costs were reclassified from general and administrative expense.

Additionally, we distinguished and reclassified our historical “LNG terminal revenues” line item into “regasification revenues” and “LNG revenues.” Regasification revenues include LNG regasification capacity reservation fees that are received pursuant to our TUAs and tug services fees that are received by Sabine Pass Tug Services, LLC, a wholly owned subsidiary of SPLNG. LNG revenues include fees that will be received pursuant to our SPAs and related LNG marketing activities.

Results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results that will be realized for the year ending December 31, 2016.

For further information, refer to the Consolidated Financial Statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2015.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 2—RESTRICTED CASH

Restricted cash consists of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. Restricted cash consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Current restricted cash
SPLNG debt service and interest payment	$115,469	$77,415
SPL Project	177,609	189,260
CTPL construction and interest payment	—	7,882
CQP and cash held by guarantor subsidiaries	108,894	—
CCL Project	295,316	46,770
Cash held by our subsidiaries restricted to Cheniere	10,511	147,138
Other	24,752	34,932
Total current restricted cash	$732,551	$503,397

Non-current restricted cash
SPLNG debt service	$13,650	$13,650
Other	18,074	18,072
Total non-current restricted cash	$31,724	$31,722

Under the indentures governing the senior notes issued by SPLNG (the “SPLNG Indentures”), except for permitted tax distributions, SPLNG may not make distributions until certain conditions are satisfied, including: (1) there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and (2) there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the SPLNG Indentures. During the three months ended March 31, 2016 and 2015, SPLNG made distributions of $63.4 million and $70.8 million, respectively, after satisfying all the applicable conditions in the SPLNG Indentures.

In February 2016, Cheniere Partners entered into a $2.8 billion credit facility (the “2016 CQP Credit Facilities”). Under the terms of the 2016 CQP Credit Facilities and the related depositary agreement governing the extension of credit to Cheniere Partners, Cheniere Partners, and Cheniere Investments and CTPL as Cheniere Partners’ guarantor subsidiaries, are subject to limitations on the use of cash. Specifically, Cheniere Partners, Cheniere Investments and CTPL may only withdraw funds from collateral accounts held at a designated depositary bank on a monthly basis and for specific purposes, including for the payment of operating expenses. In addition, distributions and capital expenditures may only be made quarterly and are subject to certain restrictions.

NOTE 3—INVENTORY

As of March 31, 2016 and December 31, 2015, inventory consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Natural gas	$3,333	$5,724
LNG	5,546	5,148
Materials and other	22,364	7,253
Total inventory	$31,243	$18,125

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of LNG terminal costs and fixed assets and other, as follows (in thousands):

	March 31,	December 31,
	2016	2015
LNG terminal costs
LNG terminal	$2,748,474	$2,487,759
LNG terminal construction-in-process (1)	15,116,545	13,875,204
LNG site and related costs, net	38,612	33,512
Accumulated depreciation	(430,757)	(413,545)
Total LNG terminal costs, net	17,472,874	15,982,930
Fixed assets and other
Computer and office equipment	12,159	12,153
Furniture and fixtures	17,201	17,101
Computer software	72,234	69,340
Leasehold improvements	41,930	40,136
Land	60,612	60,612
Other	38,786	49,376
Accumulated depreciation	(41,248)	(37,741)
Total fixed assets and other, net	201,674	210,977
Property, plant and equipment, net	$17,674,548	$16,193,907

(1)
As of March 31, 2016, LNG terminal construction-in-process is presented net of amounts received from the sale of commissioning cargoes because the related costs were capitalized as testing costs for the construction of the SPL Project.

NOTE 5—DERIVATIVE INSTRUMENTS

We have entered into the following derivative instruments that are reported at fair value:

•	interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under certain of our credit facilities (“Interest Rate Derivatives”);

•
commodity derivatives to hedge the exposure to price risk attributable to future: (1) sales of our LNG inventory and (2) purchases of natural gas to operate the Sabine Pass LNG terminal (“Natural Gas Derivatives”);

•
commodity derivatives consisting of natural gas purchase agreements for the commissioning and operation of the SPL Project (“Physical Liquefaction Supply Derivatives”) and associated economic hedges (“Financial Liquefaction Supply Derivatives”, and collectively with the Physical Liquefaction Supply Derivatives, the “Liquefaction Supply Derivatives”);

•	financial derivatives to hedge the exposure to the commodity markets in which we have contractual arrangements to purchase or sell physical LNG (“LNG Trading Derivatives”); and

•	foreign currency exchange (“FX”) contracts to hedge exposure to currency risk associated with operations in countries outside of the United States (“FX Derivatives”).
None of our derivative instruments are designated as cash flow hedging instruments, and changes in fair value are recorded within our Consolidated Statements of Operations.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table (in thousands) shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, which are classified as other current assets, non-current derivative assets, derivative liabilities or non-current derivative liabilities in our Consolidated Balance Sheets.

	Fair Value Measurements as of
	March 31, 2016				December 31, 2015
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
SPL Interest Rate Derivatives liability	$—	$(18,009)	$—	$(18,009)	$—	$(8,740)	$—	$(8,740)
CQP Interest Rate Derivatives liability	—	(9,490)	—	(9,490)	—	—	—	—
CCH Interest Rate Derivatives liability	—	(259,305)	—	(259,305)	—	(104,999)	—	(104,999)
Liquefaction Supply Derivatives asset (liability)	—	(151)	30,054	29,903	—	(25)	32,492	32,467
LNG Trading Derivatives asset	—	5,814	—	5,814	—	1,053	—	1,053
Natural Gas Derivatives liability	—	—	—	—	—	(66)	—	(66)
FX Derivatives liability	—	(2,527)	—	(2,527)	—	—	—	—

We value our Interest Rate Derivatives using valuations based on the initial trade prices. Using an income-based approach, subsequent valuations are based on observable inputs to the valuation model including interest rate curves, risk adjusted discount rates, credit spreads and other relevant data. The estimated fair values of our economic hedges related to the LNG Trading Derivatives and our Natural Gas Derivatives are the amounts at which the instruments could be exchanged currently between willing parties. We value these derivatives using observable commodity price curves and other relevant data. We estimate the fair values of our FX Derivatives with a market approach using observable FX rates and other relevant data.

The fair value of substantially all of our Physical Liquefaction Supply Derivatives is developed through the use of internal models which are impacted by inputs that are unobservable in the marketplace. As a result, the fair value of our Physical Liquefaction Supply Derivatives is designated as Level 3 within the valuation hierarchy. The curves used to generate the fair value of our Physical Liquefaction Supply Derivatives are based on basis adjustments applied to forward curves for a liquid trading point. In addition, there may be observable liquid market basis information in the near term, but terms of a particular Physical Liquefaction Supply Derivatives contract may exceed the period for which such information is available, resulting in a Level 3 classification. In these instances, the fair value of the contract incorporates extrapolation assumptions made in the determination of the market basis price for future delivery periods in which applicable commodity basis prices were either not observable or lacked corroborative market data. Internal fair value models include conditions precedent to the respective long-term natural gas purchase agreements. As of March 31, 2016 and December 31, 2015, some of our Physical Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure has not been developed to accommodate marketable physical gas flow. In the absence of infrastructure to accommodate marketable physical gas flow, our internal fair value models are based on a market price that equates to our own contractual pricing due to: (1) the inactive and unobservable market and (2) conditions precedent and their impact on the uncertainty in the timing of our actual receipt of the physical volumes associated with each forward. The fair value of our Physical Liquefaction Supply Derivatives is predominantly driven by market commodity basis prices and our assessment of the associated conditions precedent, including evaluating whether the respective market is available as pipeline infrastructure is developed. Upon the completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow, we recognize a gain or loss based on the fair value of the respective natural gas purchase agreements as of the reporting date.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

There were no transfers into or out of Level 3 Physical Liquefaction Supply Derivatives for the three months ended March 31, 2016 and 2015. As all of our Physical Liquefaction Supply Derivatives are either purely index-priced or index-priced with a fixed basis, we do not believe that a significant change in market commodity prices would have a material impact on our Level 3 fair value measurements. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of March 31, 2016:

	Net Fair Value Asset (in thousands)	Valuation Technique	Significant Unobservable Input	Significant Unobservable Inputs Range
Physical Liquefaction Supply Derivatives	$30,054	Income Approach	Basis Spread	$ (0.350) - $0.020

The following table (in thousands) shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Balance, beginning of period	$32,492	$342
Realized and mark-to-market losses:
Included in cost of sales (1)	(2,653)	—
Purchases and settlements:
Purchases	215	—
Settlements (1)	—	—
Balance, end of period	$30,054	$342
Change in unrealized gains relating to instruments still held at end of period	$(2,194)	$—

(1)	Does not include the decrease in fair value of $0.5 million related to the realized gains capitalized during the three months ended March 31, 2016.

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

Interest Rate Derivatives

SPL Interest Rate Derivatives

SPL has entered into interest rate swaps (“SPL Interest Rate Derivatives”) to protect against volatility of future cash flows and hedge a portion of the variable interest payments on the $4.6 billion credit facilities (the “2015 SPL Credit Facilities”). The SPL Interest Rate Derivatives hedge a portion of the expected outstanding borrowings over the term of the 2015 SPL Credit Facilities.

In March 2015, SPL settled a portion of the SPL Interest Rate Derivatives and recognized a derivative loss of $34.7 million within our Consolidated Statements of Operations in conjunction with the termination of approximately $1.8 billion of commitments under the previous credit facilities.

CQP Interest Rate Derivatives

In March 2016, Cheniere Partners entered into interest rate swaps (“CQP Interest Rate Derivatives”) to protect against volatility of future cash flows and hedge a portion of the variable interest payments on the 2016 CQP Credit Facilities. The CQP Interest Rate Derivatives hedge a portion of the expected outstanding borrowings over the term of the 2016 CQP Credit Facilities.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

CCH Interest Rate Derivatives

CCH has entered into interest rate swaps (“CCH Interest Rate Derivatives”) to protect against volatility of future cash flows and hedge a portion of the variable interest payments on its $8.4 billion credit facility (the “2015 CCH Credit Facility”). The CCH Interest Rate Derivatives hedge a portion of the expected outstanding borrowings over the term of the 2015 CCH Credit Facility.

As of March 31, 2016, we had the following Interest Rate Derivatives outstanding:

	Initial Notional Amount	Maximum Notional Amount	Effective Date	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
SPL Interest Rate Derivatives	$20.0 million	$628.8 million	August 14, 2012	July 31, 2019	1.98%	One-month LIBOR
CQP Interest Rate Derivatives	$225.0 million	$1.3 billion	March 22, 2016	February 29, 2020	1.19%	One-month LIBOR
CCH Interest Rate Derivatives	$28.8 million	$5.5 billion	May 20, 2015	May 31, 2022	2.29%	One-month LIBOR

The following table (in thousands) shows the fair value and location of our Interest Rate Derivatives on our Consolidated Balance Sheets:

	March 31, 2016				December 31, 2015
	SPL Interest Rate Derivatives	CQP Interest Rate Derivatives	CCH Interest Rate Derivatives	Total	SPL Interest Rate Derivatives	CQP Interest Rate Derivatives	CCH Interest Rate Derivatives	Total
Balance Sheet Location
Derivative liabilities	(6,759)	(4,530)	(36,926)	(48,215)	(5,940)	—	(28,559)	(34,499)
Non-current derivative liabilities	(11,250)	(4,960)	(222,379)	(238,589)	(2,800)	—	(76,440)	(79,240)
Total derivative liabilities	(18,009)	(9,490)	(259,305)	(286,804)	(8,740)	—	(104,999)	(113,739)

Derivative liability, net	$(18,009)	$(9,490)	$(259,305)	$(286,804)	$(8,740)	$—	$(104,999)	$(113,739)

The following table (in thousands) shows the changes in the fair value and settlements of our Interest Rate Derivatives recorded in derivative loss, net on our Consolidated Statements of Operations during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
SPL Interest Rate Derivatives loss	$(11,278)	$(37,138)
CQP Interest Rate Derivatives loss	(9,530)	—
CCH Interest Rate Derivatives loss	(160,176)	(89,552)

Commodity Derivatives

We recognize all commodity derivative instruments, including our Liquefaction Supply Derivatives, LNG Trading Derivatives and Natural Gas Derivatives (collectively, “Commodity Derivatives”), as either assets or liabilities and measure those instruments at fair value.  Changes in the fair value of our Commodity Derivatives are reported in earnings.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table (in thousands) shows the fair value and location of our Commodity Derivatives on our Consolidated Balance Sheets:

	March 31, 2016				December 31, 2015
	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives	Natural Gas Derivatives	Total	Liquefaction Supply Derivatives	LNG Trading Derivatives	Natural Gas Derivatives (2)	Total
Balance Sheet Location
Other current assets	$2,222	$4,663	$—	$6,885	$2,737	$640	$—	$3,377
Non-current derivative assets	28,210	1,151	—	29,361	30,304	583	—	30,887
Total derivative assets	30,432	5,814	—	36,246	33,041	1,223	—	34,264

Derivative liabilities	(529)	—	—	(529)	(490)	(107)	(66)	(663)
Non-current derivative liabilities	—	—	—	—	(84)	(63)	—	(147)
Total derivative liabilities	(529)	—	—	(529)	(574)	(170)	(66)	(810)

Derivative asset (liabilities), net	$29,903	$5,814	$—	$35,717	$32,467	$1,053	$(66)	$33,454

(1)	Does not include collateral of $1.5 million deposited for such contracts, which is included in other current assets in our Consolidated Balance Sheet as of March 31, 2016.

(2)	Does not include collateral of $5.5 million deposited for such contracts, which is included in other current assets in our Consolidated Balance Sheet as of December 31, 2015.

The following table (in thousands) shows the changes in the fair value and settlements and location of our Commodity Derivatives recorded on our Consolidated Statements of Operations during the three months ended March 31, 2016 and 2015:

		Three Months Ended March 31,
	Statement of Operations Location	2016	2015
Liquefaction Supply Derivatives gain	LNG revenues	$28	$—
Liquefaction Supply Derivatives loss (1)	Cost of sales	(3,594)	—
LNG Trading Derivatives gain	LNG revenues	4,762	—
Natural Gas Derivatives loss	LNG revenues	(5)	(247)
Natural Gas Derivatives gain	Operating and maintenance expense	174	754

(1)    Does not include the realized value associated with derivative instruments that settle through physical delivery.

The use of Commodity Derivatives exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments in instances when our Commodity Derivatives are in an asset position.

Liquefaction Supply Derivatives

SPL has entered into index-based physical natural gas supply contracts and associated economic hedges to purchase natural gas for the commissioning and operation of the SPL Project. The terms of the physical natural gas supply contracts primarily range from approximately one to seven years and commence upon the occurrence of conditions precedent, including the date of first commercial operation of specified Trains of the SPL Project. We recognize our Physical Liquefaction Supply Derivatives as either assets or liabilities and measure those instruments at fair value. Changes in the fair value of our Physical Liquefaction Supply Derivatives are reported in earnings. As of March 31, 2016, SPL has secured up to approximately 2,047.9 million MMBtu of natural gas feedstock through natural gas purchase agreements. The notional natural gas position of our Physical Liquefaction Supply Derivatives was approximately 1,134.9 million MMBtu as of March 31, 2016.

Our Financial Liquefaction Supply Derivatives are executed through over-the-counter contracts which are subject to nominal

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

credit risk as these transactions are settled on a daily margin basis with investment grade financial institutions. We are required by these financial institutions to use margin deposits as credit support for our Financial Liquefaction Supply Derivatives activities.

LNG Trading Derivatives

As of March 31, 2016, we have entered into certain LNG Trading Derivatives representing a short position of 9.2 million MMBtu, and we may from time to time enter into certain financial derivatives in the form of swaps, forwards, options or futures to economically hedge exposure to the commodity markets in which we have contractual arrangements to purchase or sell physical LNG. We have entered into LNG Trading Derivatives to secure a fixed price position to minimize future cash flow variability associated with such LNG transactions.

Natural Gas Derivatives

Our Natural Gas Derivatives were executed through over-the-counter contracts which were subject to nominal credit risk as these transactions settled on a daily margin basis with investment grade financial institutions. We were required by these financial institutions to use margin deposits as credit support for our Natural Gas Derivatives activities. As of March 31, 2016, we did not have any open Natural Gas Derivatives positions or margin deposits at financial institutions.

FX Derivatives

Cheniere Marketing has entered into FX Derivatives to protect against the volatility in future cash flows attributable to changes in international currency exchange rates. The FX Derivatives economically hedge the foreign currency exposure arising from cash flows expended for both general and administrative expenses and physical and financial LNG transactions related to operations in countries outside of the United States. The total notional amount of our FX Derivatives was approximately $56.7 million as of March 31, 2016.

The following table (in thousands) shows the fair value and location of our FX Derivatives on our Consolidated Balance Sheets:

		Fair Value Measurements as of
	Balance Sheet Location	March 31, 2016	December 31, 2015
FX Derivatives	Other current assets	$73	$—
FX Derivatives	Derivative liabilities	(1,817)	—
FX Derivatives	Non-current derivative liabilities	(783)	—

The following table (in thousands) shows the changes in the fair value of our FX Derivatives recorded on our Consolidated Statements of Operations during the three months ended March 31, 2016 and 2015:

		Three Months Ended March 31,
	Statement of Operations Location	2016	2015
FX Derivatives gain	Derivative loss, net	$50	$—
FX Derivatives loss	LNG revenues	(2,600)	—

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Balance Sheet Presentation

Our Interest Rate Derivatives and Commodity Derivatives are presented on a net basis on our Consolidated Balance Sheets as described above. The following table (in thousands) shows the fair value of our derivatives outstanding on a gross and net basis:

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of March 31, 2016
SPL Interest Rate Derivatives	$(18,009)	$—	$(18,009)
CQP Interest Rate Derivatives	(9,490)	—	(9,490)
CCH Interest Rate Derivatives	(259,304)	—	(259,304)
Liquefaction Supply Derivatives	30,618	(186)	30,432
Liquefaction Supply Derivatives	(1,668)	1,139	(529)
LNG Trading Derivatives	15,412	(9,598)	5,814
FX Derivatives	73	—	73
FX Derivatives	(2,600)	—	(2,600)
As of December 31, 2015
SPL Interest Rate Derivatives	$(8,740)	$—	$(8,740)
CCH Interest Rate Derivatives	(104,999)	—	(104,999)
Liquefaction Supply Derivatives	33,636	(595)	33,041
Liquefaction Supply Derivatives	(574)	—	(574)
LNG Trading Derivatives	1,922	(699)	1,223
LNG Trading Derivatives	(2,826)	2,656	(170)
Natural Gas Derivatives	188	(254)	(66)

NOTE 6—OTHER NON-CURRENT ASSETS

As of March 31, 2016 and December 31, 2015, other non-current assets consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Advances made under EPC and non-EPC contracts	$19,766	$83,579
Advances made to municipalities for water system enhancements	88,151	89,953
Tax-related payments and receivables	29,197	31,712
Equity method investments	20,543	20,295
Other	104,829	88,916
Total other non-current assets	$262,486	$314,455

NOTE 7—VARIABLE INTEREST ENTITY

Cheniere Holdings
On January 1, 2016, we adopted ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This guidance changed (1) the identification of variable interests, (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination.

Cheniere Holdings is a limited liability company formed by us in 2013 to hold our Cheniere Partners limited partner interests. As of March 31, 2016, we owned 80.1% of Cheniere Holdings as well as a director voting share. The director voting share is the sole share entitled to vote in the election of Cheniere Holdings’ board of directors and allows us to remove members of the board of directors at any time and for any reason. If we cease to own greater than 25% of the common shares of Cheniere Holdings or if we choose to relinquish the director voting share, the director voting share will be extinguished.

The board of directors makes all major operating and financial decisions on behalf of Cheniere Holdings. Because ownership of the director voting share allows us to control Cheniere Holdings, irrespective of our majority ownership interest, and the director voting share cannot be removed from our control by the other equity holders of Cheniere Holdings, we have determined that

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Cheniere Holdings is now a variable interest entity. However, this determination has not changed the consolidation of Cheniere Holdings as we have determined that we are its primary beneficiary. Therefore, the determination that Cheniere Holdings is now a variable interest entity had no impact on our Consolidated Financial Statements.

NOTE 8—NON-CONTROLLING INTEREST

Cheniere Holdings was formed by us to hold our limited partner interest in Cheniere Partners and in December 2013, completed its initial public offering. As of both March 31, 2016 and December 31, 2015, our ownership interest in Cheniere Holdings was 80.1%, with the remaining non-controlling interest held by the public. Cheniere Holdings owns a 55.9% limited partner interest in Cheniere Partners in the form of 12.0 million common units, 45.3 million Class B units and 135.4 million subordinated units, with the remaining non-controlling interest held by Blackstone CQP Holdco LP and the public. We also own 100% of the general partner interest and the incentive distribution rights in Cheniere Partners.

NOTE 9—ACCRUED LIABILITIES

As of March 31, 2016 and December 31, 2015, accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Interest expense and related debt fees	$169,921	$159,968
Compensation and benefits	43,991	99,511
Liquefaction projects costs	434,990	145,105
LNG terminal costs	4,230	3,918
Other accrued liabilities	17,452	18,697
Total accrued liabilities	$670,584	$427,199

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 10—DEBT

As of March 31, 2016 and December 31, 2015, our debt consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Long-term debt:
SPLNG
6.50% Senior Secured Notes due 2020 (“2020 SPLNG Senior Notes”) (1)	$420,000	$420,000
SPL
5.625% Senior Secured Notes due 2021 (“2021 SPL Senior Notes”), net of unamortized premium of $8,341 and $8,718	2,008,341	2,008,718
6.25% Senior Secured Notes due 2022 (“2022 SPL Senior Notes”)	1,000,000	1,000,000
5.625% Senior Secured Notes due 2023 (“2023 SPL Senior Notes”), net of unamortized premium of $6,212 and $6,392	1,506,212	1,506,392
5.75% Senior Secured Notes due 2024 (“2024 SPL Senior Notes”)	2,000,000	2,000,000
5.625% Senior Secured Notes due 2025 (“2025 SPL Senior Notes”)	2,000,000	2,000,000
2015 SPL Credit Facilities	1,505,000	845,000
CTPL
$400.0 million Term Loan Facility (“CTPL Term Loan”), net of unamortized discount of zero and $1,429	—	398,571
Cheniere Partners
2016 CQP Credit Facilities	450,000	—
CCH
2015 CCH Credit Facility	3,386,000	2,713,000
CCH HoldCo II
11.0% Convertible Senior Notes due 2025 (“2025 CCH HoldCo II Convertible Senior Notes”)	1,079,479	1,050,588
Cheniere
4.875% Convertible Unsecured Notes due 2021 (“2021 Cheniere Convertible Unsecured Notes”), net of unamortized discount of $165,738 and $174,095	888,296	879,938
4.25% Convertible Senior Notes due 2045 (“2045 Cheniere Convertible Senior Notes”), net of unamortized discount of $318,535 and $319,062	306,465	305,938
Unamortized debt issuance costs (2)	(201,694)	(207,718)
Total long-term debt, net	16,348,099	14,920,427

Current debt:
7.50% Senior Secured Notes due 2016 (“2016 SPLNG Senior Notes”), net of unamortized discount of $3,130 and $4,303 (3)	1,662,370	1,661,197
$1.2 billion SPL Working Capital Facility (“SPL Working Capital Facility”)	125,000	15,000
Unamortized debt issuance costs (2)	(2,052)	(2,818)
Total current debt, net	1,785,318	1,673,379

Total debt, net	$18,133,417	$16,593,806

(1)
Must be redeemed or repaid concurrently with the 2016 Senior Notes under the terms of the 2016 CQP Credit Facilities if the obligations under the 2016 Senior Notes are satisfied with borrowings under the 2016 CQP Credit Facilities.

(2)
Effective January 1, 2016, we adopted ASU 2015-03 and ASU 2015-15, which require debt issuance costs related to term notes to be presented in the balance sheet as a direct deduction from the debt liability, rather than as an asset, retrospectively for each reporting period presented. As a result, we reclassified $207.8 million and $2.8 million from debt issuance costs, net to long-term debt, net and current debt, net, respectively, as of December 31, 2015.

(3)	Matures on November 30, 2016. We currently anticipate satisfying this obligation with borrowings under the 2016 CQP Credit Facilities.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

2016 Debt Issuances and Redemptions

2016 CQP Credit Facilities

In February 2016, Cheniere Partners entered into the $2.8 billion 2016 CQP Credit Facilities which consist of: (1) a $450.0 million CTPL tranche term loan that was used to prepay the $400.0 million CTPL Term Loan in February 2016, (2) an approximately $2.1 billion SPLNG tranche term loan that will be used to redeem or repay the approximately $2.1 billion of the 2016 SPLNG Senior Notes and the 2020 SPLNG Senior Notes (which must be redeemed or repaid concurrently under the terms of the 2016 CQP Credit Facilities), (3) a $125.0 million debt service reserve credit facility (the “DSR Facility”) that may be used to satisfy a six-month debt service reserve requirement and (4) a $115.0 million revolving credit facility that may be used for general business purposes.

The 2016 CQP Credit Facilities accrue interest at a variable rate per annum equal to LIBOR or the base rate (equal to the highest of the prime rate, the federal funds effective rate, as published by the Federal Reserve Bank of New York, plus 0.50% and adjusted one month LIBOR plus 1.0%), plus the applicable margin. The applicable margin for LIBOR loans is 2.25% per annum, and the applicable margin for base rate loans is 1.25% per annum, in each case with a 0.50% step-up beginning on February 25, 2019. Interest on LIBOR loans is due and payable at the end of each applicable LIBOR period (and at the end of every three month period within the LIBOR period, if any), and interest on base rate loans is due and payable at the end of each calendar quarter.

Cheniere Partners incurred $48.7 million of debt issuance costs during the three months ended March 31, 2016, and will incur an additional $21.5 million of debt issuance costs when the SPLNG tranche is funded. The prepayment of the CTPL Term Loan resulted in a write-off of unamortized discount and debt issuance costs of $1.5 million during the three months ended March 31, 2016. Cheniere Partners pays a commitment fee equal to an annual rate of 40% of the margin for LIBOR loans multiplied by the average daily amount of the undrawn commitment, payable quarterly in arrears. The DSR Facility and the revolving credit facility are both available for the issuance of letters of credit, which incur a fee equal to an annual rate of 2.25% of the undrawn portion with a 0.50% step-up beginning on February 25, 2019.

The 2016 CQP Credit Facilities mature on February 25, 2020, and the outstanding balance may be repaid, in whole or in part, at any time without premium or penalty, except for interest hedging and interest rate breakage costs. The 2016 CQP Credit Facilities contain conditions precedent for extensions of credit, as well as customary affirmative and negative covenants and limit Cheniere Partners’ ability to make restricted payments, including distributions, to once per fiscal quarter as long as certain conditions are satisfied. Under the terms of the 2016 CQP Credit Facilities, Cheniere Partners is required to hedge not less than 50% of the variable interest rate exposure on its projected aggregate outstanding balance, maintain a minimum debt service coverage ratio of at least 1.15x at the end of each fiscal quarter beginning March 31, 2019 and have a projected debt service coverage ratio of 1.55x in order to incur additional indebtedness to refinance a portion of the existing obligations.

The 2016 CQP Credit Facilities are unconditionally guaranteed by each subsidiary of Cheniere Partners other than: (1) SPL, (2) SPLNG until funding of its tranche term loan and (3) certain of the subsidiaries of Cheniere Partners owning other development projects, as well as certain other specified subsidiaries and members of the foregoing entities.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Credit Facilities

Below is a summary of our credit facilities outstanding as of March 31, 2016 (in thousands):

	2015 SPL Credit Facilities	SPL Working Capital Facility	2016 CQP Credit Facilities	2015 CCH Term Loan Facilities
Total facility size	$4,600,000	$1,200,000	$2,800,000	$8,403,714
Outstanding balance	1,505,000	125,000	450,000	3,386,000
Letters of credit issued	—	236,459	7,500	—
Available commitment	$3,095,000	$838,541	$2,342,500	$5,017,714

Interest rate	LIBOR plus 1.30% - 1.75% or base rate plus 1.75%	LIBOR plus 1.75% or base rate plus 0.75%	LIBOR plus 2.25% or base rate plus 1.25% (1)	LIBOR plus 2.25% or base rate plus 1.25% (2)
Maturity date	Earlier of December 31, 2020 or second anniversary of SPL Trains 1 through 5 completion date	December 31, 2020, with various terms for underlying loans	February 25, 2020, with principals due quarterly commencing on February 19, 2019	Earlier of May 13, 2022 or second anniversary of CCL Trains 1 and 2 completion date

(1)	There is a 0.50% step-up for both LIBOR and base rate loans beginning on February 25, 2019.

(2)	There is a 0.25% step-up for both LIBOR and base rate loans following completion of the first two Trains of the CCL Project.

Convertible Notes

Below is a summary of our convertible notes outstanding as of March 31, 2016 (in thousands):

	2021 Cheniere Convertible Unsecured Notes	2025 CCH HoldCo II Convertible Senior Notes	2045 Cheniere Convertible Senior Notes
Aggregate principal	$1,000,000	$1,000,000	$625,000
Debt component, net of discount	$888,296	$1,079,479	$306,465
Equity component	$203,035	$—	$194,082
Interest payment method	Paid-in-kind	Paid-in-kind (1)	Cash
Conversion by us (2)	—	(3)	(4)
Conversion by holders (2)	(5)	(6)	(7)
Conversion basis	Cash and/or stock	Stock	Cash and/or stock
Conversion value in excess of principal	$—	$—	$—
Maturity date	May 28, 2021	March 1, 2025	March 15, 2045
Effective interest rate	9.6%	11.9%	9.4%
Remaining debt discount and debt issuance costs amortization period (8)	5.2 years	4.5 years	29.0 years

(1)
Prior to the substantial completion of Train 2 of the CCL Project, interest will be paid entirely in kind. Following this date, the interest generally must be paid in cash; however, a portion of the interest may be paid in kind under certain specified circumstances.

(2)	Conversion is subject to various limitations and conditions.

(3)
Convertible on or after the later of March 1, 2020 and the substantial completion of Train 2 of the CCL Project, provided that our market capitalization is not less than $10.0 billion (“Eligible Conversion Date”). The conversion price is the lower of (1) a 10% discount to the average of the daily volume-weighted average price (“VWAP”) of our common stock for the 90 trading day period prior to the date notice is provided, and (2) a 10% discount to the closing price of our common stock on the trading day preceding the date notice is provided.

(4)
Redeemable at any time after March 15, 2020 at a redemption price payable in cash equal to the accreted amount of the 2045 Cheniere Convertible Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to such redemption date.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

(5)
Initially convertible at $93.64 (subject to adjustment upon the occurrence of certain specified events), provided that the closing price of our common stock is greater than or equal to the conversion price on the conversion date.

(6)
Convertible on or after the six-month anniversary of the Eligible Conversion Date, provided that our total market capitalization is not less than $10.0 billion, at a price equal to the average of the daily VWAP of our common stock for the 90 trading day period prior to the date on which notice of conversion is provided.

(7)
Prior to December 15, 2044, convertible only under certain circumstances as specified in the indenture; thereafter, holders may convert their notes regardless of these circumstances. The conversion rate will initially equal 7.2265 shares of our common stock per $1,000 principal amount of the 2045 Cheniere Convertible Senior Notes, which corresponds to an initial conversion price of approximately $138.38 per share of our common stock (subject to adjustment upon the occurrence of certain specified events).

(8)
We amortize any debt discount and debt issuance costs using the effective interest over the period through contractual maturity except for the 2025 CCH HoldCo II Convertible Senior Notes, which are amortized through the date they are first convertible into our common stock.

Interest Expense

Total interest expense, including interest expense related to our convertible notes, consisted of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
Interest cost on convertible notes:
Interest per contractual rate	$49,040	$13,939
Amortization of debt discount	8,885	6,598
Amortization of debt issuance costs	1,151	14
Total interest cost related to convertible notes	59,076	20,551
Interest cost on other debt	234,216	160,087
Total interest cost	293,292	180,638
Capitalized interest	(216,955)	(121,026)
Total interest expense, net	$76,337	$59,612

Fair Value Disclosures

The following table (in thousands) shows the carrying amount and estimated fair value of our debt:

	March 31, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes, net of premium or discount (1)	$10,596,923	$10,299,660	$10,596,307	$9,525,809
CTPL Term Loan, net of discount (2)	—	—	398,571	400,000
Credit facilities (2) (3)	5,466,000	5,466,000	3,573,000	3,573,000
2021 Cheniere Convertible Unsecured Notes, net of discount (4)	888,296	858,091	879,938	825,413
2025 CCH HoldCo II Convertible Senior Notes (4)	1,079,479	1,071,219	1,050,588	914,363
2045 Cheniere Convertible Senior Notes, net of discount (5)	306,465	334,375	305,938	331,919

(1)
Includes 2016 SPLNG Senior Notes, net of discount; 2020 SPLNG Senior Notes; 2021 SPL Senior Notes, net of premium; 2022 SPL Senior Notes; 2023 SPL Senior Notes, net of premium; 2024 SPL Senior Notes and 2025 SPL Senior Notes (collectively, the “Senior Notes”). The Level 2 estimated fair value was based on quotes obtained from broker-dealers or market makers of our Senior Notes and other similar instruments.

(2)
The Level 3 estimated fair value approximates the principal amount because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

(3)	Includes 2015 SPL Credit Facilities, SPL Working Capital Facility, 2016 CQP Credit Facilities and 2015 CCH Credit Facility.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

(4)
The Level 3 estimated fair value was calculated based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including our stock price and interest rates based on debt issued by parties with comparable credit ratings to us and inputs that are not observable in the market.

(5)	The Level 1 estimated fair value was based on unadjusted quoted prices in active markets for identical liabilities that we had the ability to access at the measurement date.

NOTE 11—INCOME TAXES

We are not presently a taxpayer for federal or state income tax purposes and have not recorded a provision for federal or state income taxes in any of the periods included in the accompanying Consolidated Financial Statements. However, we are presently an international taxpayer and have recorded a net provision of $0.6 million and $0.7 million for the three months ended March 31, 2016 and 2015, respectively, for international income taxes.

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

NOTE 12—SHARE-BASED COMPENSATION

We have granted stock, restricted stock, phantom units and options to purchase common stock to employees, outside directors and a consultant under the Amended and Restated 2003 Stock Incentive Plan, as amended (the “2003 Plan”), 2011 Incentive Plan, as amended (the “2011 Plan”) and the 2015 Long-Term Cash Incentive Plan (the “2015 Plan”).

The 2003 Plan and 2011 Plan provide for the issuance of 21.0 million shares and 35.0 million shares, respectively, of our common stock that may be in the form of non-qualified stock options, incentive stock options, purchased stock, restricted (non-vested) stock, bonus (unrestricted) stock, stock appreciation rights, phantom units and other share-based performance awards deemed by the Compensation Committee of our Board of Directors (the “Compensation Committee”) to be consistent with the purposes of the 2003 Plan and 2011 Plan. As of March 31, 2016, all of the shares under the 2003 Plan have been granted and 26.8 million shares, net of cancellations, have been granted under the 2011 Plan. The 2015 Plan generally provides for cash-settled awards in the form of stock appreciation rights, phantom unit awards, performance unit awards, other-stock based awards and cash awards. The 2014-2018 Long-Term Cash Incentive Program (the “2014-2018 LTIP”) is a sub-plan of the 2015 Plan and provides for performance-based phantom unit awards. As of March 31, 2016, 5.4 million phantom units have been granted under the 2015 Plan.

Total share-based compensation expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
Total share-based compensation	$17,525	$17,991
Capitalized share-based compensation	(1,354)	(1,851)
Total share-based compensation expense, net	$16,171	$16,140

The total unrecognized compensation cost at March 31, 2016 relating to non-vested share-based compensation arrangements was $132.6 million, which is expected to be recognized over a weighted average period of 2.0 years.

We received zero and $1.0 million in the three months ended March 31, 2016 and 2015, respectively, of proceeds from the exercise of stock options.

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

The following table (in thousands, except for loss per share) reconciles basic and diluted weighted average common shares outstanding for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Weighted average common shares outstanding:
Basic	228,138	226,328
Dilutive common stock options (1)	—	—
Diluted	228,138	226,328

Basic and diluted net loss per share attributable to common stockholders	$(1.41)	$(1.18)

(1)
Stock options and unvested stock of 7.4 million shares and 10.3 million shares as of March 31, 2016 and 2015, respectively, representing securities that could potentially dilute basic EPS in the future, were not included in the diluted net loss per share computations because their effect would have been anti-dilutive. In addition, 82.7 million and 21.1 million shares in aggregate, issuable upon conversion of the 2021 Cheniere Convertible Unsecured Notes, the 2025 CCH HoldCo II Convertible Senior Notes and the 2045 Cheniere Convertible Senior Notes, were not included in the computation of diluted net loss per share for the three months ended March 31, 2016 and 2015, respectively, because the computation of diluted net loss per share utilizing the “if-converted” method at the share price as of March 31, 2016 and 2015, respectively, would be anti-dilutive.

NOTE 14—COMMITMENTS AND CONTINGENCIES

Cheniere has various contractual obligations which are recorded as liabilities in our Consolidated Financial Statements. Other items, such as certain purchase commitments and other executed contracts which do not meet the definition of a liability as of March 31, 2016, are not recognized as liabilities.

Parallax Litigation

In 2015, our wholly owned subsidiary, Cheniere LNG Terminals, LLC (“CLNGT”), entered into discussions with Parallax Enterprises, LLC (“Parallax Enterprises”) regarding the potential joint development of two liquefaction plants in Louisiana (the “Potential Liquefaction Transactions”). While the parties negotiated regarding the Potential Liquefaction Transactions, CLNGT loaned Parallax Enterprises approximately $46 million, as reflected in a secured note dated April 23, 2015, as amended on June 30, 2015, September 30, 2015, and November 4, 2015 (the “Secured Note”). The Secured Note was secured by all assets of Parallax Enterprises and its subsidiary entities. On June 30, 2015, Parallax Enterprises’ parent entity, Parallax Energy LLC (“Parallax Energy”), executed a Pledge and Guarantee Agreement further securing repayment of the Secured Note by providing a parent guaranty and a pledge of all of the equity of Parallax Enterprises in satisfaction of the Secured Note (the “Pledge Agreement”). CLNGT and Parallax Enterprises never executed a definitive agreement to pursue the Potential Liquefaction Transactions. The Secured Note matured on December 11, 2015, and Parallax Enterprises failed to make payment. On February 3, 2016, CLNGT filed an action against Parallax Energy, Parallax Enterprises, and certain of Parallax Enterprises’ subsidiary entities, styled Cause No. 4:16-cv-00286, Cheniere LNG Terminals, LLC v. Parallax Energy LLC, et al., in the United States District Court for the Southern District of Texas (the “Texas Suit”). CLNGT asserted claims in the Texas Suit for (1) recovery of all amounts due under the Secured Note and (2) declaratory relief establishing that CLNGT is entitled to enforce its rights under the Secured Note and Pledge Agreement in accordance with each instrument’s terms and that CLNGT has no obligations of any sort to Parallax Enterprises concerning the Potential Liquefaction Transactions. On March 11, 2016, Parallax Enterprises and the other defendants in the Texas Suit moved to dismiss the suit for lack of subject matter jurisdiction. CLNGT has responded to that motion, and it remains pending before the court.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

On March 11, 2016, Parallax Enterprises filed a suit against us and CLNGT styled Civil Action No. 62-810, Parallax Enterprises LLP v. Cheniere Energy, Inc. and Cheniere LNG Terminals, LLC, in the 25th Judicial District Court of Plaquemines Parish, Louisiana (the “Louisiana Suit”), wherein Parallax Enterprises asserted claims for breach of contract, fraudulent inducement, negligent misrepresentation, detrimental reliance, unjust enrichment, and violation of the Louisiana Unfair Trade Practices Act. Parallax Enterprises predicated its claims in the Louisiana Suit on an allegation that we and CLNGT breached a purported agreement to jointly develop the Potential Liquefaction Transactions. Parallax Enterprises seeks $400 million in alleged economic damages and rescission of the Secured Note. On April 11, 2016, we and CLNGT removed the Louisiana Suit to the United States District Court for the Eastern District of Louisiana, where it is pending as Civil Action No. 2:16-cv-03209-CJB-SS. On April 18, 2016, we and CLNGT filed a motion in the Louisiana Suit seeking (1) dismissal of all claims against us for lack of personal jurisdiction, (2) dismissal, stay, or transfer of the suit to the United States District Court for the Southern District of Texas in deference to the first-filed Texas Suit, and (3) alternatively, transfer of the suit for convenience of the parties and witnesses. Our motion is set for oral argument on May 18, 2016. We do not expect that the resolution of this litigation will have a material adverse impact on our financial results.

Obligations under Certain Guarantee Contracts

Cheniere and certain of its subsidiaries enter into guarantee arrangements in the normal course of business to facilitate transactions with third parties. These arrangements include financial guarantees, letters of credit and debt guarantees. As of March 31, 2016 and December 31, 2015, there were no liabilities recognized under these guarantee arrangements.

NOTE 15—BUSINESS SEGMENT INFORMATION

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table (in thousands) summarizes revenues (losses) and loss from operations for each of our reporting segments:

	Segments
	LNG Terminal	LNG & Natural Gas Marketing	Corporate and Other (1)	Total Consolidation
Three Months Ended March 31, 2016
Revenues from external customers (2)	$65,551	$2,704	$826	$69,081
Intersegment revenues (losses) (3)	918	7,594	(8,512)	—
Depreciation and amortization expense	17,973	315	5,801	24,089
Loss from operations	(12,549)	(30,547)	(47,463)	(90,559)
Interest expense, net of capitalized interest	(51,366)	—	(24,971)	(76,337)
Loss before income taxes and non-controlling interest (4)	(240,971)	(30,680)	(76,707)	(348,358)
Share-based compensation	2,777	4,889	9,859	17,525
Expenditures for additions to long-lived assets	1,501,378	235	6,446	1,508,059

Three Months Ended March 31, 2015
Revenues from external customers (2)	$66,802	$662	$905	$68,369
Intersegment revenues (losses) (3)	103	7,017	(7,120)	—
Depreciation and amortization expense	14,941	200	2,628	17,769
Loss from operations	(24,335)	(5,183)	(30,726)	(60,244)
Interest expense, net of capitalized interest	(42,845)	—	(16,767)	(59,612)
Loss before income taxes and non-controlling interest (4)	(277,655)	(5,390)	(52,121)	(335,166)
Share-based compensation	3,197	4,035	10,759	17,991
Expenditures for additions to long-lived assets	590,245	714	28,781	619,740

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

The following table (in thousands) shows total assets for each of our reporting segments:

	March 31,	December 31,
	2016	2015
LNG Terminal	$19,068,923	$17,363,750
LNG & Natural Gas Marketing	549,509	550,896
Corporate and Other	812,515	894,407
Total Consolidation	$20,430,947	$18,809,053

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 16—SUPPLEMENTAL CASH FLOW INFORMATION

The following table (in thousands) provides supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2016	2015
Cash paid during the period for interest, net of amounts capitalized and deferred	$15,251	$—

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities was $577.3 million and $150.6 million as of March 31, 2016 and 2015, respectively.

NOTE 17—RECENT ACCOUNTING STANDARDS

The following table provides a brief description of recent accounting standards that had not been adopted by the Company as of March 31, 2016:

Standard	Description	Expected Date of Adoption	Effect on our Consolidated Financial Statements or Other Significant Matters
ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequent amendments thereto
This standard amends existing revenue recognition guidance and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance may be early adopted beginning January 1, 2017, and may be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption.
		January 1, 2018	We are currently evaluating the impact of the provisions of this guidance on our Consolidated Financial Statements and related disclosures.
ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern
This standard requires an entity’s management to evaluate, for each reporting period, whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. Additional disclosures are required if management concludes that conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. Early adoption is permitted.
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
ASU 2016-02, Leases (Topic 842)
This standard requires a lessee to recognize leases on its balance sheet by recording a liability representing the obligation to make future lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. A lessee is permitted to make an election not to recognize lease assets and liabilities for leases with a term of 12 months or less. The standard also modifies the definition of a lease and requires expanded disclosures. This guidance may be early adopted, and must be adopted using a modified retrospective approach with certain available practical expedients.
		January 1, 2019	We are currently evaluating the impact of the provisions of this guidance on our Consolidated Financial Statements and related disclosures.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Standard	Description	Expected Date of Adoption	Effect on our Consolidated Financial Statements or Other Significant Matters
ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
This standard primarily requires the recognition of excess tax benefits for share-based awards in the statement of operations and the classification of excess tax benefits as an operating activity within the statement of cash flows. The guidance also allows an entity to elect to account for forfeitures when they occur. This guidance may be early adopted, but all of the guidance must be adopted in the same period.
		January 1, 2017	We are currently evaluating the impact of the provisions of this guidance on our Consolidated Financial Statements and related disclosures.

Additionally, the following table provides a brief description of recent accounting standards that were adopted by the Company during the reporting period:

Standard	Description	Date of Adoption	Effect on our Consolidated Financial Statements or Other Significant Matters
ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis
These amendments primarily affect asset managers and reporting entities involved with limited partnerships or similar entities, but the analysis is relevant in the evaluation of any reporting organization’s requirement to consolidate a legal entity. This guidance changes (1) the identification of variable interests, (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. This guidance may be early adopted, and may be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption.
		January 1, 2016	The adoption of this guidance did not have an impact on our Consolidated Financial Statements or related disclosures.
ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements

These standards require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. Debt issuance costs incurred in connection with line of credit arrangements may be presented as an asset and subsequently amortized ratably over the term of the line of credit arrangement. This guidance may be early adopted, and must be adopted retrospectively to each prior reporting period presented.
January 1, 2016
Upon adoption of these standards, the balance of debt, net was reduced by the balance of debt issuance costs, net, except for the balance related to line of credit arrangements, on our Consolidated Balance Sheets. See Note 10—Debt for additional disclosures.

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
		January 1, 2016	The adoption of this guidance did not have an impact on our Consolidated Financial Statements or related disclosures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•
statements regarding any SPA or any other agreement to be entered into or performed substantially in the future, including any revenues anticipated to be received and the anticipated timing thereof, and statements regarding the amounts of total LNG regasification, natural gas liquefaction or storage capacities that are, or may become, subject to contracts;

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31,

2015. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. Other than as required under the securities laws, we assume no obligation to update or revise these forward-looking statements or provide reasons why actual results may differ.

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

The Sabine Pass LNG terminal is located on the Sabine-Neches Waterway less than four miles from the Gulf Coast. The Sabine Pass LNG terminal has operational regasification facilities owned by Cheniere Partners’ wholly owned subsidiary, SPLNG, that include existing infrastructure of five LNG storage tanks with capacity of approximately 16.9 Bcfe, two marine berths that can accommodate vessels with nominal capacity of up to 266,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d. Cheniere Partners is developing and constructing natural gas liquefaction facilities (the “SPL Project”) at the Sabine Pass LNG terminal adjacent to the existing regasification facilities through a wholly owned subsidiary, SPL. Cheniere Partners plans to construct up to six Trains, which are in various stages of development. Trains 1 and 2 are undergoing commissioning, Trains 3 through 5 are under construction and Train 6 is fully permitted. Each Train is expected to have a nominal production capacity of approximately 4.5 mtpa of LNG. Cheniere Partners also owns a 94-mile pipeline that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines (the “Creole Trail Pipeline”) through a wholly owned subsidiary, CTPL.

We are developing and constructing a second natural gas liquefaction and export facility at the Corpus Christi LNG terminal, which is on nearly 2,000 acres of land that we own or control near Corpus Christi, Texas, and a pipeline facility (collectively, the “CCL Project”) through wholly owned subsidiaries CCL and CCP, respectively. The CCL Project is being developed for up to three Trains, with expected aggregate nominal production capacity of approximately 13.5 mtpa of LNG, three LNG storage tanks with capacity of approximately 10.1 Bcfe and two marine berths that can accommodate vessels with nominal capacity of up to 266,000 cubic meters. The CCL Project is being developed in stages. The first stage (“Stage 1”) includes Trains 1 and 2, two LNG storage tanks, one complete marine berth and a second partial berth and all of the CCL Project’s necessary infrastructure facilities. The second stage (“Stage 2”) includes Train 3, one LNG storage tank and the completion of the second partial berth. The CCL Project also includes a 23-mile, 48-inch natural gas supply pipeline that will interconnect the Corpus Christi LNG terminal with several interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline”).

Corpus Christi Liquefaction Stage III, LLC and Cheniere Corpus Christi Pipeline Stage III, LLC (the “CCL Stage III entities”), wholly owned subsidiaries of Cheniere separate from the CCH Group, are also developing two additional Trains and one LNG storage tank at the Corpus Christi LNG terminal adjacent to the CCL Project, along with a second natural gas pipeline.

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

Overview of Significant Events

Our significant accomplishments since January 1, 2016 and through the filing date of this Form 10-Q include the following:

•
In February 2016, Cheniere Partners entered into a Credit and Guaranty Agreement for the incurrence of debt of up to an aggregate amount of approximately $2.8 billion (the “2016 CQP Credit Facilities”). The 2016 CQP Credit Facilities consist of: (1) a $450.0 million CTPL tranche term loan that was used to prepay the $400.0 million CTPL Term Loan in February 2016, (2) an approximately $2.1 billion SPLNG tranche term loan that will be used to redeem or repay the approximately $2.1 billion of the 7.50% Senior Secured Notes due 2016 issued by SPLNG (the “2016 SPLNG Senior Notes”) and the 6.50% Senior Secured Notes due 2020 issued by SPLNG (the “2020 SPLNG Senior Notes” and collectively with the 2016 SPLNG Senior Notes, the “SPLNG Senior Notes”) (which must be redeemed or repaid concurrently under the terms of the 2016 CQP Credit Facilities ), (3) a $125.0 million debt service reserve credit facility (the “DSR Facility”) that may be used to satisfy a six-month debt service reserve requirement and (4) a $115.0 million revolving credit facility that may be used for general business purposes.

•	In February 2016, SPL commenced production and shipment of LNG commissioning cargoes from Train 1 of the SPL Project.

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

As of March 31, 2016, we had cash and cash equivalents of $1,094.8 million available to Cheniere. In addition, we had current and non-current restricted cash of $764.3 million (which included current and non-current restricted cash available to us and our subsidiaries) designated for the following purposes: $295.3 million for the CCL Project; $177.6 million for the SPL Project; $108.9 million for restrictions under the 2016 CQP Credit Facilities; $129.1 million for interest payments related to the SPLNG Senior Notes; and $53.4 million for other restricted purposes.

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

In March 2015, we issued the $625.0 million aggregate principal amount of 4.25% Convertible Senior Notes due 2045 (the “2045 Cheniere Convertible Senior Notes”). We have the right, at our option, at any time after March 15, 2020, to redeem all or any part of the 2045 Cheniere Convertible Senior Notes at a redemption price equal to the accreted amount of the 2045 Cheniere Convertible Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to such redemption date. The conversion rate will initially equal 7.2265 shares of our common stock per $1,000 principal amount of the 2045 Cheniere Convertible Senior Notes, which corresponds to an initial conversion price of approximately $138.38 per share of our common stock. The conversion rate is subject to adjustment upon the occurrence of certain specified events. We have the option to satisfy the conversion obligation with cash, common stock or a combination thereof.

Cheniere Holdings

Cheniere Holdings was formed by us to hold our Cheniere Partners limited partner interests, thereby allowing us to segregate our lower risk, stable, cash flow generating assets from our higher risk, early stage development projects and marketing activities. As of March 31, 2016, we had an 80.1% direct ownership interest in Cheniere Holdings. We receive dividends on our Cheniere Holdings shares from the distributions that Cheniere Holdings receives from Cheniere Partners, and we receive management fees for managing Cheniere Holdings. We received $3.7 million and $3.5 million in dividends on our Cheniere Holdings common shares during the three months ended March 31, 2016 and 2015, respectively, and $0.3 million of management fees from Cheniere Holdings in each of the three months ended March 31, 2016 and 2015.

Cheniere Partners

Our ownership interest in the Sabine Pass LNG terminal is held through Cheniere Partners. As of March 31, 2016, we own 80.1% of Cheniere Holdings, which owns a 55.9% limited partner interest in Cheniere Partners in the form of 11,963,488 common units, 45,333,334 Class B units and 135,383,831 subordinated units. We also own 100% of the general partner interest and the incentive distribution rights in Cheniere Partners.

Prior to the initial public offering by Cheniere Holdings, we received quarterly equity distributions from Cheniere Partners related to our limited partner and 2% general partner interests. We will continue to receive quarterly equity distributions from Cheniere Partners related to our 2% general partner interest, and we receive fees for providing services to Cheniere Partners, SPLNG, SPL and CTPL. We received $0.5 million in distributions on our general partner interest during each of the three months ended March 31, 2016 and 2015, and we received $62.3 million and $19.1 million in total service fees from Cheniere Partners, SPLNG, SPL and CTPL, during the three months ended March 31, 2016 and 2015, respectively.

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

Cheniere Partners’ Class B units are subject to conversion, mandatorily or at the option of the Class B unitholders under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. The Cheniere Partners Class B units are not entitled to cash distributions except in the event of a liquidation of Cheniere Partners, a merger, consolidation or other combination of Cheniere Partners with another person or the sale of all or substantially all of the assets of Cheniere Partners. On a quarterly basis beginning on the initial purchase date of the Class B units, the conversion value of the Class B units increases at a compounded rate of 3.5% per quarter, subject to an additional upward adjustment for certain equity and debt financings. The accreted conversion ratio of the Class B units owned by Cheniere Holdings and Blackstone CQP Holdco LP was 1.68 and 1.65, respectively, as of March 31, 2016. We expect the Class B units to mandatorily convert into common units within 90 days of the substantial completion date of Train 3 of the SPL Project, which Cheniere Partners currently expects to occur before April 30, 2017. If the Class B units are not mandatorily converted by July 2019, the holders of the Class B units have the option to convert the Class B units into common units at that time.

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

The DOE has authorized the export of domestically produced LNG by vessel from the Sabine Pass LNG terminal (1) to FTA countries for a 30-year term and (2) to non-FTA countries for a 20-year term with a 3-year makeup period for LNG volumes SPL was unable to export during the initial 20-year export period, in an amount up to a combined total of the equivalent of 16 mtpa (approximately 803 Bcf/yr of natural gas). The DOE further issued an order authorizing SPL to export domestically produced LNG from the Sabine Pass LNG terminal to FTA countries for a 25-year term and non-FTA countries for a 20-year term up to the equivalent of approximately 203 Bcf/yr of natural gas. Additionally, the DOE issued orders authorizing SPL to export domestically produced LNG from the Sabine Pass LNG terminal to FTA countries and non-FTA countries for a 20-year term up to a combined total of 503.3 Bcf/yr of natural gas. A party to the proceedings requested rehearings of the orders above related to the export of 203 Bcf/yr and 503.3 Bcf/yr to non-FTA countries and the DOE has not yet issued a final ruling on the rehearing requests. In each case, the terms of these authorizations begin on the earlier of the date of first export thereunder or the date specified in the particular order, which ranges from 5 to 10 years from the date the order was issued. Furthermore, the DOE issued an order authorizing SPL to export domestically produced LNG by vessel from the Sabine Pass LNG terminal to FTA countries and non-FTA countries over a two-year period commencing on January 15, 2016 up to 600 Bcf in total of natural gas.

As of March 31, 2016, the overall project completion percentages for Trains 1 and 2 and Trains 3 and 4 of the SPL Project were approximately 98.3% and 83.8%, respectively.  As of March 31, 2016, the overall project completion percentage for Train 5 of the SPL Project was approximately 28.8% with engineering, procurement, subcontract work and Bechtel direct hire construction approximately 59.1%, 45.1%, 24.2% and 0.4% complete, respectively.  As of March 31, 2016, the overall project completion of each of our Trains was ahead of the contractual schedule.  We produced our first LNG from Train 1 of the SPL Project in February 2016. Based on our current construction schedule, we anticipate that Train 2 will produce LNG as early as mid-2016 and Trains 3 through 5 are expected to commence operations on a staggered basis thereafter.

Customers

SPL has entered into six fixed price, 20-year SPAs with third parties to make available an aggregate amount of LNG that equates to approximately 19.75 mtpa of LNG, which is approximately 88% of the expected aggregate nominal production capacity of Trains 1 through 5. The obligation to make LNG available under the SPAs commences from the date of first commercial delivery for Trains 1 through 5, as specified in each SPA. Under these SPAs, the customers will purchase LNG from SPL for a price consisting of a fixed fee (a portion of which is subject to annual adjustment for inflation) per MMBtu of LNG plus a variable fee equal to 115% of Henry Hub per MMBtu of LNG. In certain circumstances, the customers may elect to cancel or suspend deliveries of LNG cargoes, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA commences upon the start of operations of a specified Train.

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

Natural Gas Transportation, Storage and Supply

To ensure SPL is able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, it has entered into transportation precedent agreements to secure firm pipeline transportation capacity with CTPL and third-party pipeline companies. For SPL’s natural gas storage requirements, SPL has entered into firm storage services agreements with third parties. The storage services agreements assist SPL in managing volatility in natural gas needs for the SPL Project. SPL has also entered into enabling agreements and natural gas purchase agreements with third parties in order to secure natural gas feedstock for the SPL Project. As of March 31, 2016, SPL has secured up to approximately 2,047.9 million MMBtu of natural gas feedstock through natural gas purchase agreements.

Construction

SPL entered into lump sum turnkey contracts with Bechtel for the engineering, procurement and construction of Trains 1 through 5, under which Bechtel charges a lump sum for all work performed and generally bears project cost risk unless certain specified events occur, in which case Bechtel may cause SPL to enter into a change order, or SPL agrees with Bechtel to a change order.

The total contract prices of the EPC contract for Trains 1 and 2, the EPC contract for Trains 3 and 4 and the EPC Contract for Train 5 of the SPL Project are approximately $4.1 billion, $3.8 billion and $3.0 billion, respectively, reflecting amounts incurred under change orders through March 31, 2016. Total expected capital costs for Trains 1 through 5 are estimated to be between $12.5 billion and $13.5 billion before financing costs and between $17.0 billion and $18.0 billion after financing costs including, in each case, estimated owner’s costs and contingencies.

Final Investment Decision on Train 6

We will contemplate making an FID to commence construction of Train 6 of the SPL Project based upon, among other things, entering into an EPC contract, entering into acceptable commercial arrangements and obtaining adequate financing to construct the Train.

Capital Resources

We currently expect that SPL’s capital resources requirements with respect to Trains 1 through 5 of the SPL Project will be financed through one or more of the following: borrowings, equity contributions from Cheniere Partners and cash flows under the SPAs. We believe that with the net proceeds of borrowings, available commitments under the 2015 SPL Credit Facilities, available commitments under the SPL Working Capital Facility and cash flows from operations, we will have adequate financial resources available to complete Trains 1 through 5 of the SPL Project and to meet our currently anticipated capital, operating and debt service requirements. SPL will begin generating cash flow from operations through the sale of LNG cargoes in 2016.

Senior Secured Notes

As of March 31, 2016, Cheniere Partners’ subsidiaries had seven series of senior secured notes outstanding (collectively, the “Senior Notes”):

•	$1.7 billion of 2016 SPLNG Senior Notes;

•	$0.4 billion of 2020 SPLNG Senior Notes;

•	$2.0 billion of 5.625% Senior Secured Notes due 2021 issued by SPL (the “2021 SPL Senior Notes”);

•	$1.0 billion of 6.25% Senior Secured Notes due 2022 issued by SPL (the “2022 SPL Senior Notes”);

•	$1.5 billion of 5.625% Senior Secured Notes due 2023 issued by SPL (the “2023 SPL Senior Notes”);

•	$2.0 billion of 5.75% Senior Secured Notes due 2024 issued by SPL (the “2024 SPL Senior Notes”); and

•
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

Under the indentures governing the SPLNG Senior Notes (the “SPLNG Indentures”), except for permitted tax distributions, SPLNG may not make distributions until, among other requirements, deposits are made into debt service reserve accounts and a fixed charge coverage ratio test of 2:1 is satisfied. Under the SPL Indenture, SPL may not make any distributions until, among other requirements, substantial completion of Trains 1 and 2 of the SPL Project has occurred, deposits are made into debt service reserve accounts as required and a debt service coverage ratio test of 1.25:1.00 is satisfied. During the three months ended March 31, 2016 and 2015, SPLNG made distributions of $63.4 million and $70.8 million, respectively, after satisfying all the applicable conditions in the SPLNG Indentures.

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

2015 SPL Credit Facilities

In June 2015, SPL entered into the 2015 SPL Credit Facilities with commitments aggregating $4.6 billion. The 2015 SPL Credit Facilities are being used to fund a portion of the costs of developing, constructing and placing into operation Trains 1 through 5 of the SPL Project. Borrowings under the 2015 SPL Credit Facilities may be refinanced, in whole or in part, at any time without premium or penalty; however, interest rate hedging and interest rate breakage costs may be incurred. As of March 31, 2016, SPL had $3.1 billion of available commitments and $1.5 billion of outstanding borrowings under the 2015 SPL Credit Facilities.

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

In March 2015, in conjunction with SPL’s issuance of the 2025 SPL Senior Notes, SPL terminated approximately $1.8 billion of commitments under the 2013 SPL Credit Facilities. This termination resulted in a write-off of debt issuance costs and deferred commitment fees associated with the 2013 SPL Credit Facilities of $89.0 million for the three months ended March 31, 2015.

CTPL Term Loan

In May 2013, CTPL entered into a $400.0 million term loan facility (the “CTPL Term Loan”), which was used to fund modifications to the Creole Trail Pipeline and for general business purposes. In February 2016, CTPL prepaid the full amount of $400.0 million outstanding under the CTPL Term Loan with capital contributions from Cheniere Partners, which in turn was funded with borrowings under the 2016 CQP Credit Facilities. This prepayment resulted in a write-off of unamortized discount and debt issuance costs of $1.5 million during the three months ended March 31, 2016.

2016 CQP Credit Facilities

In February 2016, Cheniere Partners entered into the 2016 CQP Credit Facilities. The 2016 CQP Credit Facilities consist of: (1) a $450.0 million CTPL tranche term loan that was used to prepay the $400.0 million CTPL Term Loan in February 2016, (2) an approximately $2.1 billion SPLNG tranche term loan that will be used to redeem or repay the approximately $2.1 billion of the 2016 SPLNG Senior Notes and the 2020 SPLNG Senior Notes (which must be redeemed or repaid concurrently under the terms of the 2016 CQP Credit Facilities ), (3) a $125.0 million debt service reserve credit facility (the “DSR Facility”) that may be used to satisfy a six-month debt service reserve requirement and (4) a $115.0 million revolving credit facility that may be used for general business purposes. As of March 31, 2016, Cheniere Partners had $2.3 billion of available commitments, $7.5 million aggregate amount of issued letters of credit and $450.0 million of outstanding borrowings under the 2016 CQP Credit Facilities.

The 2016 CQP Credit Facilities accrue interest at a variable rate per annum equal to LIBOR or the base rate (equal to the highest of the prime rate, the federal funds effective rate, as published by the Federal Reserve Bank of New York, plus 0.50% and adjusted one month LIBOR plus 1.0%), plus the applicable margin. The applicable margin for LIBOR loans is 2.25% per annum, and the applicable margin for base rate loans is 1.25% per annum, in each case with a 0.50% step-up beginning on February 25, 2019. Interest on LIBOR loans is due and payable at the end of each applicable LIBOR period (and at the end of every three month period within the LIBOR period, if any), and interest on base rate loans is due and payable at the end of each calendar quarter.

Cheniere Partners incurred $48.7 million of debt issuance costs during the three months ended March 31, 2016, and will incur an additional $21.5 million of debt issuance costs when the SPLNG tranche is funded. Cheniere Partners pays a commitment fee equal to an annual rate of 40% of the margin for LIBOR loans multiplied by the average daily amount of the undrawn commitment, payable quarterly in arrears. The DSR Facility and the revolving credit facility are both available for the issuance of letters of credit, which incur a fee equal to an annual rate of 2.25% of the undrawn portion with a 0.50% step-up beginning on February 25, 2019.

The 2016 CQP Credit Facilities mature on February 25, 2020, and the outstanding balance may be repaid, in whole or in part, at any time without premium or penalty, except for interest hedging and interest rate breakage costs. The 2016 CQP Credit Facilities contain conditions precedent for extensions of credit, as well as customary affirmative and negative covenants and limit Cheniere Partners’ ability to make restricted payments, including distributions, to once per fiscal quarter as long as certain conditions are satisfied. Under the terms of the 2016 CQP Credit Facilities, Cheniere Partners is required to hedge not less than 50% of the variable interest rate exposure on its projected aggregate outstanding balance, maintain a minimum debt service coverage ratio of at least 1.15x at the end of each fiscal quarter beginning March 31, 2019 and have a projected debt service coverage ratio of 1.55x in order to incur additional indebtedness to refinance a portion of the existing obligations.

The 2016 CQP Credit Facilities are unconditionally guaranteed by each subsidiary of Cheniere Partners other than: (1) SPL, (2) SPLNG until funding of its tranche term loan and (3) certain of the subsidiaries of Cheniere Partners owning other development projects, as well as certain other specified subsidiaries and members of the foregoing entities.

SPL Working Capital Facility

In September 2015, SPL entered into a $1.2 billion Amended and Restated Senior Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement (the “SPL Working Capital Facility”), which replaced the $325.0 million Senior Letter of Credit and Reimbursement Agreement that was entered into in April 2014 (the “SPL LC Agreement”). The SPL Working Capital Facility is intended to be used for loans to SPL (“Working Capital Loans”), the issuance of letters of credit, as well as for swing line loans to SPL (“Swing Line Loans”), primarily for certain working capital requirements related to developing and placing into operation the SPL Project. SPL may, from time to time, request increases in the commitments under the SPL Working Capital Facility of up to $760 million and, upon the completion of the debt financing of Train 6 of the SPL Project, request an incremental increase in commitments of up to an additional $390 million. As of March 31, 2016, SPL had $838.5 million of available commitments, $236.5 million aggregate amount of issued letters of credit and $125.0 million outstanding under the SPL Working Capital Facility. As of December 31, 2015, SPL had $1.1 billion of available commitments, $135.2 million aggregate amount of issued letters of credit and $15.0 million outstanding under the SPL Working Capital Facility.

The SPL Working Capital Facility accrues interest at a variable rate per annum equal to LIBOR or the base rate (equal to the highest of the senior facility agent’s published prime rate, the federal funds effective rate, as published by the Federal Reserve

Bank of New York, plus 0.50% and one month LIBOR plus 0.50%), plus the applicable margin. The applicable margin for LIBOR loans under the SPL Working Capital Facility is 1.75% per annum, and the applicable margin for base rate loans under the SPL Working Capital Facility is 0.75% per annum. Interest on Swing Line Loans and loans deemed made in connection with a draw upon a letter of credit (“LC Loans”) is due and payable on the date the loan becomes due. Interest on LIBOR Working Capital Loans is due and payable at the end of each applicable LIBOR period, and interest on base rate Working Capital Loans is due and payable at the end of each fiscal quarter. However, if such base rate Working Capital Loan is converted into a LIBOR Working Capital Loan, interest is due and payable on that date. Additionally, if the loans become due prior to such periods, the interest also becomes due on that date.

SPL pays (1) a commitment fee equal to an annual rate of 0.70% on the average daily amount of the excess of the total commitment amount over the principal amount outstanding without giving effect to any outstanding Swing Line Loans and (2) a letter of credit fee equal to an annual rate of 1.75% of the undrawn portion of all letters of credit issued under the SPL Working Capital Facility. If draws are made upon a letter of credit issued under the SPL Working Capital Facility and SPL does not elect for such draw (an “LC Draw”) to be deemed an LC Loan, SPL is required to pay the full amount of the LC Draw on or prior to the business day following the notice of the LC Draw. An LC Draw accrues interest at an annual rate of 2.0% plus the base rate. As of March 31, 2016, no LC Draws had been made upon any letters of credit issued under the SPL Working Capital Facility.

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

The DOE has authorized the export of domestically produced LNG by vessel from the CCL Project to FTA countries for a 25-year term and to non-FTA countries for a 20-year term up to a combined total of the equivalent of 767 Bcf/yr (approximately 15 mtpa) of natural gas. A party to the proceeding requested a rehearing of the non-FTA order, and the DOE has not yet issued a final ruling on the rehearing request. Additionally, the DOE has authorized the export of domestically produced LNG by vessel from the two additional Trains being developed adjacent to the CCL Project to FTA countries for a 20-year term in an amount equivalent to 514 Bcf/yr (approximately 10 mtpa) of natural gas. The application for authorization to export that same 514 Bcf/yr of domestically produced LNG by vessel to non-FTA countries is currently pending at the DOE. In each case, the terms of these authorizations begin on the earlier of the date of first export thereunder or the date specified in the particular order, which ranges from 7 to 10 years from the date the order was issued.

As of March 31, 2016, the overall project completion percentage for Stage 1 of the CCL Project was approximately 32.5% with engineering, procurement and construction approximately 97.1%, 46.0% and 4.6% complete, respectively. The construction of the Corpus Christi Pipeline is planned to commence in 2016. Based on our current construction schedule, we anticipate that

Train 1 of the CCL Project will produce LNG as early as late 2018, and Train 2 is expected to commence operations several months thereafter.

Customers

CCL has entered into seven fixed price, 20-year SPAs with six third parties to make available an aggregate amount of LNG that equates to approximately 7.7 mtpa of LNG, which is approximately 86% of the expected aggregate nominal production capacity of Trains 1 and 2. The obligation to make LNG available under these SPAs commences from the date of first commercial delivery for Trains 1 and 2, as specified in each SPA. In addition, CCL has entered into one fixed price, 20-year SPA with a third party for another 0.8 mtpa of LNG that commences with the date of first commercial delivery for Train 3. Under these eight SPAs, the customers will purchase LNG from CCL for a price consisting of a fixed fee of $3.50 (a portion of which is subject to annual adjustment for inflation) per MMBtu of LNG plus a variable fee equal to 115% of Henry Hub per MMBtu of LNG. In certain circumstances, the customers may elect to cancel or suspend deliveries of LNG cargoes, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA commences upon the start of operations of a specified Train.

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

Natural Gas Transportation, Storage and Supply

To ensure CCL is able to transport adequate natural gas feedstock to the Corpus Christi LNG terminal, it has entered into transportation precedent agreements to secure firm pipeline transportation capacity with CCP and certain third-party pipeline companies. For CCL’s natural gas storage requirements, CCL has entered into a firm storage services agreement with a third party. The storage services agreement assists CCL in managing volatility in natural gas needs for the CCL Project. CCL has also entered into enabling agreements with third parties, and will continue to enter into such agreements, in order to secure natural gas feedstock for the CCL Project.

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

The total contract prices of the EPC contracts for Stages 1 and 2, which do not include the Corpus Christi Pipeline, are approximately $7.6 billion and $2.4 billion, respectively, reflecting amounts incurred under change orders through March 31, 2016. Total expected capital costs for Stages 1 and 2 are estimated to be between $12.0 billion and $13.0 billion before financing costs, and between $15.0 billion and $16.0 billion after financing costs including, in each case, estimated owner’s costs and contingencies. Total expected capital costs for Stage 1 only are estimated to be between $9.0 billion and $10.0 billion before financing costs, and between $11.0 billion and $12.0 billion after financing costs including, in each case, estimated owner’s costs and contingencies.

Final Investment Decision on Stage 2

We will contemplate making an FID to commence construction of Stage 2 of the CCL Project based upon, among other things, entering into acceptable commercial arrangements and obtaining adequate financing to construct the facility.

Capital Resources

We expect to finance the construction costs of the CCL Project from one or more of the following: project financing, operating cash flow from CCL and CCP and equity contributions from Cheniere.

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

At CCH HoldCo II’s option, the outstanding 2025 CCH HoldCo II Convertible Senior Notes are convertible into our common stock, provided that our total market capitalization at that time is not less than $10.0 billion, on or after the later of (1) 58 months from May 1, 2015, and (2) the substantial completion of Train 2 of the CCL Project (the “Eligible Conversion Date”). The conversion price for 2025 CCH HoldCo II Convertible Senior Notes converted at CCH HoldCo II’s option is the lower of (1) a 10% discount to the average of the daily volume-weighted average price (“VWAP”) of our common stock for the 90 trading day period prior to the date on which notice of conversion is provided, and (2) a 10% discount to the closing price of our common stock on the trading day preceding the date on which notice of conversion is provided. At the option of the holders, the 2025 CCH HoldCo II Convertible Senior Notes are convertible on or after the six-month anniversary of the Eligible Conversion Date at a conversion price equal to the average of the daily VWAP of our common stock for the 90 trading day period prior to the date on which notice of conversion is provided. Conversions are also subject to various limitations and conditions.

CCH HoldCo II is restricted from making distributions to Cheniere under agreements governing its indebtedness generally until, among other requirements, Trains 1 and 2 of the CCL Project are in commercial operation and a historical debt service coverage ratio and a projected fixed debt service coverage ratio of 1.20:1.00 are achieved.

2015 CCH Credit Facility

In May 2015, CCH entered into a $8.4 billion credit facility (the “2015 CCH Credit Facility”), which is being used to fund a portion of the costs associated with the development, construction, operation and maintenance of Stage 1 of the CCL Project and the Corpus Christi Pipeline. Borrowings under the 2015 CCH Credit Facility may be refinanced, in whole or in part, at any time without premium or penalty; however, interest rate hedging and interest rate breakage costs may be incurred. As of March 31, 2016, CCH had $5.0 billion of available commitments and $3.4 billion of outstanding borrowings under the 2015 CCH Credit Facility.

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
In addition, as of March 31, 2016, Cheniere Marketing has sold approximately 524 million MMBtu of LNG to be delivered to mostly investment grade counterparties between 2016 and 2023, with delivery obligations conditioned on the performance of the SPL Project and the CCL Project.  The cargoes have been sold with a portfolio of delivery points, either on a Free on Board basis (delivered to the counterparty at the Sabine Pass LNG terminal) or a Delivered at Terminal (“DAT”) basis (delivered to the counterparty at their LNG receiving terminal). Cheniere Marketing has chartered LNG vessels to be utilized in DAT transactions. In addition, Cheniere Marketing has entered into a long-term agreement to sell LNG cargoes on a DAT basis.  The agreement is conditioned upon the buyer achieving certain milestones, including reaching an FID related to certain projects and obtaining related financing.

Corporate and Other Activities

We are required to maintain corporate and general and administrative functions to serve our business activities described above.  We are also in various stages of developing other projects which, among other things, will require acceptable commercial and financing arrangements before we make an FID.

Sources and Uses of Cash

The following table (in thousands) summarizes the sources and uses of our cash and cash equivalents for the three months ended March 31, 2016 and 2015. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Three Months Ended March 31,
	2016	2015
Sources of cash and cash equivalents
Proceeds from issuances of debt	$1,908,000	$2,500,000
Use of restricted cash for the acquisition of property, plant and equipment	1,151,073	572,623
Proceeds from exercise of stock options	—	958
Other	2	20
Total sources of cash and cash equivalents	3,059,075	3,073,601

Uses of cash and cash equivalents
Investment in restricted cash	(1,423,595)	(1,929,288)
Property, plant and equipment, net	(1,149,827)	(590,998)
Debt issuance and deferred financing costs	(49,307)	(58,395)
Repayments of debt	(415,000)	—
Distributions and dividends to non-controlling interest	(20,098)	(20,050)
Payments related to tax withholdings for share-based compensation	(976)	(3,771)
Operating cash flow	(88,690)	(14,180)
Other	(17,861)	(46,164)
Total uses of cash and cash equivalents	(3,165,354)	(2,662,846)

Net increase (decrease) in cash and cash equivalents	(106,279)	410,755
Cash and cash equivalents—beginning of period	1,201,112	1,747,583
Cash and cash equivalents—end of period	$1,094,833	$2,158,338

Proceeds from Issuances of Debt, Debt Issuance and Deferred Financing Costs and Repayments of Debt

In February 2016, we entered into the 2016 CQP Credit Facilities and borrowed $450.0 million to prepay the $400.0 million CTPL Term Loan. Additionally, during the three months ended March 31, 2016, we borrowed $660.0 million under the 2015 SPL Credit Facilities, $125.0 million under the SPL Working Capital Facility and $673.0 million under the 2015 CCH Term Loan Facilities, which was offset by a $15.0 million repayment of borrowings made under the SPL Working Capital Facility. In March 2015, SPL issued an aggregate principal amount of $2.0 billion of the 2025 SPL Senior Notes and we issued an aggregate principal amount of $625.0 million of the 2045 Cheniere Convertible Senior Notes, with an original issued discount of 20% for net proceeds of $495.7 million. Debt issuance and deferred financing costs in the three months ended March 31, 2016 primarily related to the up-front fees paid upon the closing of the 2016 CQP Credit Facilities and in the three months ended March 31, 2015 related to the issuance of the 2025 SPL Senior Notes and the 2045 Cheniere Convertible Senior Notes.

Use of Restricted Cash for the Acquisition of Property, Plant and Equipment and Property, Plant and Equipment, net

During the three months ended March 31, 2016 and 2015, we used $1,151.1 million and $572.6 million, respectively, of restricted cash for investing activities to partially fund $1,149.8 million and $591.0 million, respectively, of costs primarily related to the construction costs for Trains 1 through 5 of the SPL Project and Trains 1 and 2 of the CCL Project, which are capitalized as construction-in-process.

Investment in Restricted Cash and Distributions and Dividends to Non-controlling Interest

In the three months ended March 31, 2016, we invested $1,423.6 million in restricted cash primarily related to the borrowings under the credit facilities described above, net of deferred financing costs, repayment of the CTPL Term Loan and the payment of distributions to non-controlling interest by Cheniere Partners and Cheniere Holdings. In the three months ended March 31, 2015, we invested $1,929.3 million in restricted cash primarily related to the net proceeds from the 2025 SPL Senior Notes, partially offset by the use of restricted cash related to the payment of commitment fees for the 2013 SPL Credit Facilities and the payment of distributions to non-controlling interest.

Payments Related to Tax Withholdings for Share-based Compensation

During the three months ended March 31, 2016 and 2015, we used $1.0 million and $3.8 million, respectively, of cash and cash equivalents to purchase restricted stock that was returned to us by employees to cover taxes related to their restricted stock that vested during such periods.

Operating Cash Flow

During the three months ended March 31, 2016 and 2015, we used $88.7 million and $14.2 million, respectively, of cash in operating activities. The increase in operating cash outflows in 2016 compared to 2015 primarily related to amounts paid for phantom stock vestings and accelerated payments made on share-based compensation resulting from employee terminations.

Other

During the three months ended March 31, 2016 and 2015, we used $17.9 million and $46.2 million, respectively, of cash in other activities primarily as a result of payments made to a municipal water district for water system enhancements that will increase potable water supply to our Sabine Pass LNG terminal and investments made in unconsolidated entities.

Results of Operations

Three Months Ended March 31, 2016 vs. Three Months Ended March 31, 2015

Our consolidated net loss attributable to common stockholders was $320.8 million, or $1.41 per share (basic and diluted), in the three months ended March 31, 2016 compared to a net loss attributable to common stockholders of $267.7 million, or $1.18 per share (basic and diluted), in the three months ended March 31, 2015. This $53.1 million increase in net loss was primarily a result of increased derivative loss, net, decreased loss attributable to non-controlling interest and increased interest expense, net of amounts capitalized, which was partially offset by decreased loss on early extinguishment of debt.

Derivative loss, net increased $54.2 million, from $126.7 million in the three months ended March 31, 2015 to $180.9 million in the three months ended March 31, 2016. The derivative loss recognized during the three months ended March 31, 2016 was attributable to a decrease in the forward LIBOR curve during that period, which was higher than the decrease in the forward LIBOR curve during the three months ended March 31, 2015. Derivative loss recognized during the three months ended March 31, 2015 was primarily attributable to the loss recognized upon meeting the contingency related to the CCH Interest Rate Derivatives, as well as the loss recognized in March 2015 upon the termination of interest rate swaps associated with approximately $1.8 billion of commitments that were terminated under the 2013 SPL Credit Facilities.

Net loss attributable to non-controlling interest decreased $40.0 million, from $68.1 million in the three months ended March 31, 2015, to $28.1 million in the three months ended March 31, 2016, as a result of the decrease in consolidated net loss recognized by Cheniere Partners in which the non-controlling interest is held. The consolidated net loss recognized by Cheniere Partners decreased from $178.7 million in the three months ended March 31, 2015 to $74.9 million in the three months ended March 31, 2016, primarily as a result of decreased loss on early extinguishment of debt, decreased derivative loss, net and decreased operating and maintenance expense.

Interest expense, net increased $16.7 million in the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily as a result of an increase in our indebtedness outstanding as of March 31, 2016 compared to March 31, 2015. For the three months ended March 31, 2016 and 2015, we incurred $293.3 million and $180.6 million of total interest cost, respectively, of which we capitalized and deferred $217.0 million and $121.0 million, respectively, which were directly related to the construction of the SPL Project and the CCL Project.

Offsetting the above increase in expenses, loss on early extinguishment of debt decreased $87.5 million, from $89.0 million in the three months ended March 31, 2015, to $1.5 million in the three months ended March 31, 2016. Loss on early extinguishment of debt during the three months ended March 31, 2016 was attributable to the write-off of debt issuance costs and unamortized discount in connection with the prepayment of the CTPL Term Loan in February 2016. Loss on early extinguishment of debt during the three months ended March 31, 2015 was attributable to the write-off of debt issuance costs and deferred commitment fees related to the termination of approximately $1.8 billion of commitments under the 2013 SPL Credit Facilities in March 2015.

During the three months ended March 31, 2016, we did not have any LNG revenues related to amounts received from the sale of commissioning cargoes because amounts received were offset against LNG terminal construction-in-process. Amounts received relating to the commissioning cargoes, and the related costs incurred, are capitalized as testing costs for the construction of the SPL Project.

Off-Balance Sheet Arrangements

As of March 31, 2016, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

Summary of Critical Accounting Estimates

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes.  There have been no significant changes to our critical accounting estimates from those disclosed in our annual report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Standards

For descriptions of recently issued accounting standards, see Note 17—Recent Accounting Standards of our Notes to Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our Consolidated Balance Sheets.

Marketing and Trading Commodity Price Risk

We have entered into commodity derivatives consisting of natural gas purchase agreements to secure natural gas feedstock for the SPL Project (“Liquefaction Supply Derivatives”). In order to test the sensitivity of the fair value of the Liquefaction Supply Derivatives to changes in underlying commodity prices, management modeled a 10% change in the basis price for natural gas for each delivery location. As of March 31, 2016, we estimated the fair value of the Liquefaction Supply Derivatives to be $29.9 million. Based on actual derivative contractual volumes, a 10% increase or decrease in the underlying basis price would have resulted in a change in the fair value of the Liquefaction Supply Derivatives of $6.1 million as of March 31, 2016, compared to $0.9 million as of December 31, 2015. See Note 5—Derivative Instruments for additional details about our derivative instruments.

We have also entered into financial derivatives to hedge the exposure to the commodity markets in which we have contractual arrangements to purchase or sell physical LNG (“LNG Trading Derivatives”). In order to test the sensitivity of the fair value of the LNG Trading Derivatives to changes in underlying commodity prices, management modeled a 10% change in the basis price for LNG. As of March 31, 2016, we estimated the fair value of the LNG Trading Derivatives to be $5.8 million. Based on actual derivative contractual volumes, a 10% increase or decrease in the underlying basis price would have resulted in a change in the fair value of the LNG Trading Derivatives of $0.6 million as of March 31, 2016, whereas it was immaterial as of December 31, 2015. See Note 5—Derivative Instruments for additional details about our derivative instruments.

Interest Rate Risk

SPL has entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2015 SPL Credit Facilities (“SPL Interest Rate Derivatives”). In order to test the sensitivity of the fair value of the SPL Interest Rate Derivatives to changes in interest rates, management modeled a 10% change in the forward 1-month LIBOR curve across the remaining term of the SPL Interest Rate Derivatives. As of March 31, 2016, we estimated the fair value of the SPL Interest Rate Derivatives to be $18.0 million. This 10% change in interest rates would have resulted in a change in the fair value of the SPL Interest Rate Derivatives of $1.9 million as of March 31, 2016, compared to $3.1 million as of December 31, 2015. The decrease in the effect of change in interest rates was due to a decrease in the forward 1-month LIBOR curve during the three months ended March 31, 2016.

Cheniere Partners has entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2016 CQP Credit Facilities (“CQP Interest Rate Derivatives”). In order to test the sensitivity of the fair value of the CQP Interest Rate Derivatives to changes in interest rates, management modeled a 10% change in the forward 1-month LIBOR curve across the remaining term of the CQP Interest Rate Derivatives. As of March 31, 2016, we estimated the fair value of the CQP Interest Rate Derivatives to be $9.5 million. This 10% change in interest rates would have resulted in a change in the fair value of the CQP Interest Rate Derivatives of $4.2 million as of March 31, 2016.

CCH has entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2015 CCH Credit Facility (“CCH Interest Rate Derivatives”). In order to test the sensitivity of the fair value of the CCH Interest Rate Derivatives to changes in interest rates, management modeled a 10% change in the forward 1-month LIBOR curve across the remaining term of the CCH Interest Rate Derivatives. As of March 31, 2016, we estimated the fair value of the CCH Interest Rate Derivatives to be $259.3 million. This 10% change in interest rates would have resulted in a change in the fair value of the CCH Interest Rate Derivatives of $43.5 million as of March 31, 2016, compared to $55.6 million as of December 31, 2015. The decrease in the effect of change in interest rates was due to a decrease in the forward 1-month LIBOR curve during the three months ended March 31, 2016.

Foreign Currency Exchange Risk

We have entered into foreign currency exchange (“FX”) contracts to hedge exposure to currency risk associated with operations in countries outside of the United States (“FX Derivatives”). In order to test the sensitivity of the fair value of the FX Derivatives to changes in FX rates, management modeled a 10% change in FX rate between the U.S. dollar and the applicable foreign currencies. As of March 31, 2016, we estimated the fair value of the FX Derivatives to be $2.5 million. This 10% change in FX rates would have resulted in a change in the fair value of the FX Derivatives of $0.3 million as of March 31, 2016.

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

LDEQ Matter

SPLNG, SPL and Sabine Pass Liquefaction Expansion, LLC (“SPLE”), are in discussions with the Louisiana Department of Environmental Quality (“LDEQ”) to resolve self-reported deviations arising from operation of the Sabine Pass LNG terminal and the commissioning of the natural gas liquefaction facilities at such terminal and relating to certain requirements under its operating permit issued under Title V of the Clean Air Act Title V permit conditions. The matter involves deviations self-reported to LDEQ pursuant to the Title V permit and covering the time period from January 1, 2012 through March 25, 2016. On April 11, 2016, SPLNG, SPL and SPLE received a Consolidated Compliance Order and Notice of Potential Penalty (the “Compliance Order”) from LDEQ covering deviations self-reported during that time period. SPLNG, SPL and SPLE continue to work with LDEQ to resolve the matters identified in the Compliance Order. We do not expect that any ultimate sanction will have a material adverse impact on our financial results.

Parallax Litigation

In 2015, Cheniere Energy Inc.’s (“CEI”) wholly owned subsidiary, Cheniere LNG Terminals, LLC (“CLNGT”), entered into discussions with Parallax Enterprises, LLC (“Parallax Enterprises”) regarding the potential joint development of two liquefaction plants in Louisiana (the “Potential Liquefaction Transactions”). While the parties negotiated regarding the Potential Liquefaction Transactions, CLNGT loaned Parallax Enterprises approximately $46 million, as reflected in a secured note dated April 23, 2015, as amended on June 30, 2015, September 30, 2015, and November 4, 2015 (the “Secured Note”). The Secured Note was secured by all assets of Parallax Enterprises and its subsidiary entities. On June 30, 2015, Parallax Enterprises’ parent entity, Parallax Energy LLC (“Parallax Energy”), executed a Pledge and Guarantee Agreement further securing repayment of the Secured Note by providing a parent guaranty and a pledge of all of the equity of Parallax Enterprises in satisfaction of the Secured Note (the “Pledge Agreement”). CLNGT and Parallax Enterprises never executed a definitive agreement to pursue the Potential Liquefaction Transactions. The Secured Note matured on December 11, 2015, and Parallax Enterprises failed to make payment. On February 3, 2016, CLNGT filed an action against Parallax Energy, Parallax Enterprises, and certain of Parallax Enterprises’ subsidiary entities, styled Cause No. 4:16-cv-00286, Cheniere LNG Terminals, LLC v. Parallax Energy LLC, et al., in the United States District Court for the Southern District of Texas (the “Texas Suit”). CLNGT asserted claims in the Texas Suit for (1) recovery of all amounts due under the Secured Note and (2) declaratory relief establishing that CLNGT is entitled to enforce its rights under the Secured Note and Pledge Agreement in accordance with each instrument’s terms and that CLNGT has no obligations of any sort to Parallax Enterprises concerning the Potential Liquefaction Transactions. On March 11, 2016, Parallax Enterprises and the other defendants in the Texas Suit moved to dismiss the suit for lack of subject matter jurisdiction. CLNGT has responded to that motion, and it remains pending before the court.

On March 11, 2016, Parallax Enterprises filed a suit against CEI and CLNGT styled Civil Action No. 62-810, Parallax Enterprises LLP v. Cheniere Energy, Inc. and Cheniere LNG Terminals, LLC, in the 25th Judicial District Court of Plaquemines Parish, Louisiana (the “Louisiana Suit”), wherein Parallax Enterprises asserted claims for breach of contract, fraudulent inducement, negligent misrepresentation, detrimental reliance, unjust enrichment, and violation of the Louisiana Unfair Trade Practices Act. Parallax Enterprises predicated its claims in the Louisiana Suit on an allegation that CEI and CLNGT breached a purported agreement to jointly develop the Potential Liquefaction Transactions. Parallax Enterprises seeks $400 million in alleged economic damages and rescission of the Secured Note. On April 11, 2016, CEI and CLNGT removed the Louisiana Suit to the United States District Court for the Eastern District of Louisiana, where it is pending as Civil Action No. 2:16-cv-03209-CJB-SS. On April 18, 2016, CEI and CLNGT filed a motion in the Louisiana Suit seeking (1) dismissal of all claims against CEI for lack of personal jurisdiction, (2) dismissal, stay, or transfer of the suit to the United States District Court for the Southern District of Texas in deference to the first-filed Texas Suit, and (3) alternatively, transfer of the suit for convenience of the parties and witnesses. On May 4, 2016, Parallax Enterprises filed a motion to remand the Louisiana Suit to state court. The motion to remand and CEI and CLNGT’s motion are set for oral argument on May 18, 2016. We do not expect that the resolution of this litigation will have a material adverse impact on our financial results.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes stock repurchases for the three months ended March 31, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Maximum Number of Units That May Yet Be Purchased Under the Plans
January 1 - 31, 2016	3,601	$37.25	—	—
February 1 - 29, 2016	19,839	$29.28	—	—
March 1 - 31, 2016	7,577	$34.06	—	—
Total	31,017		—	—

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

On May 4, 2016, Cheniere Energy, Inc. (“CEI”) entered into a letter agreement (the “Letter Agreement”) with Mr. Teague, its Executive Vice President, Asset Group. Pursuant to the terms of the Letter Agreement, unless terminated earlier by either party, Mr. Teague’s employment with CEI will continue through the date that is seven days after the date of substantial completion of Train 2 at the Company’s liquefaction project under construction and development at the Sabine Pass LNG terminal in Louisiana (the “Continuation Period”), which we expect to be achieved in September 2016, based on the current construction schedule. On a termination of Mr. Teague’s employment at the end of the Continuation Period, he will be entitled to (i) the waiver of the continuous service requirement of his previously disclosed restricted stock award pursuant to the CEI 2011 Incentive Plan Restricted Stock Grant dated February 18, 2013 between Mr. Teague and CEI and (ii) vesting of all of his other previously disclosed unvested long-term incentive awards. In addition, Mr. Teague has agreed in the Letter Agreement not to use or disclose any of the Company’s confidential or proprietary information.

The foregoing description of the Letter Agreement is qualified in its entirety by reference to such agreement, which is filed as Exhibit 10.7 hereto and incorporated herein by reference.

Compliance Disclosure

Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended March 31, 2016, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our quarterly report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”). During the quarter ended March 31, 2016, we did not engage in any transactions with Iran or with persons or entities related to Iran.

Blackstone CQP Holdco LP, an affiliate of The Blackstone Group L.P. (“Blackstone Group”), is a holder of more than 29% of the outstanding equity interests of Cheniere Partners and has three representatives on the board of directors of Cheniere Partners GP. Accordingly, Blackstone Group may be deemed an “affiliate” of Cheniere Partners, as that term is defined in Exchange Act Rule 12b-2. We have received notice from Blackstone Group that it may include in its quarterly report on Form 10-Q for the quarterly period ended March 31, 2016 disclosures pursuant to ITRA regarding two of its portfolio companies that may be deemed to be affiliates of Blackstone Group. Because of the broad definition of “affiliate” in Exchange Act Rule 12b-2, these portfolio companies of Blackstone Group, through Blackstone Group’s ownership of Cheniere Partners, may also be deemed to be affiliates of ours. We have not independently verified the disclosure described in the following paragraphs.

We have received notice from Blackstone Group that Travelport Worldwide Limited (“Travelport”) has engaged in the following activities: as part of its global business in the travel industry, Travelport provides certain passenger travel related Travel Commerce Platform and Technology Services to Iran Air. Travelport also provides certain airline Technology Services to Iran Air Tours. The gross revenues and net profits attributable to such activities by Travelport during the quarter ended March 31, 2016 have not been reported by Travelport. Blackstone Group informed us that Travelport intends to continue these business activities with Iran Air and Iran Air Tours as such activities are either exempt from applicable sanctions prohibitions or specifically licensed by the Office of Foreign Assets Control (the “OFAC”).

We have received notice from Blackstone Group that NCR Corporation (“NCR”) has engaged in the following activities: NCR has reported that during the period from January 1, 2016 through March 31, 2016, NCR maintained a bank account and guarantees at the Commercial Bank of Syria (“CBS”), which was designated as a Specially Designated National pursuant to Executive Order 13382 (“EO 13382”) on August 10, 2011.  This bank account and the guarantees at CBS were maintained in the normal course of business prior to the listing of CBS pursuant to EO 13382.  NCR reported that the last known account balance as of March 31, 2016, was approximately $3,468.  The bank account did not generate interest from January 1, 2016 through March 31, 2016, and the guarantees did not generate any revenue or profits for NCR. Pursuant to a license granted to NCR by the OFAC on January 3, 2013, and subsequent licenses granted on April 29, 2013, July 12, 2013, February 28, 2014, November 12, 2014, and October 24, 2015, NCR has been winding down its past operations in Syria. NCR’s current license expired on April 30, 2016. NCR has also received licenses from OFAC to close the CBS account and terminate any guarantees.  NCR’s application to renew the license to transact business with CBS, which was submitted to OFAC on May 18, 2015, remains pending. Following the termination of guarantees and the closure of the account, NCR does not intend to engage in any further business activities with CBS.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1
Credit and Guaranty Agreement, dated as of February 25, 2016, among Cheniere Partners, as Borrower, certain subsidiaries of Cheniere Partners, as Subsidiary Guarantors, the lenders from time to time party thereto, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Issuing Bank, Administrative Agent and Coordinating Lead Arranger, and certain arrangers and other participants (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on March 2, 2016)

10.2
Depositary Agreement, dated as of February 25, 2016, among Cheniere Partners, certain subsidiaries of the Cheniere Partners, as Subsidiary Guarantors, MUFG Union Bank, N.A., as Collateral Agent and MUFG Union Bank, N.A., as Depositary Bank (Incorporated by reference to Exhibit 10.2 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on March 2, 2016)

10.3
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00044 Potable Water Bypass Line and Pipeline Installation Tie-In at 135-A Metering Station, dated December 17, 2015 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on May 5, 2016)

10.4
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00020 Milestone Payment Adjustments, dated January 12, 2016 (Incorporated by reference to Exhibit 10.2 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on May 5, 2016)

10.5
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00004 DOE Regulation Change Impacts, RECON Schedule Change, Addition of Dry Flare Connection, Fuel Gas Supply Transfer to Train 5 & East Meter Fuel Gas, dated February 18, 2016 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.3 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on May 5, 2016)

10.6*
Change orders to the Fixed Price Separated Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Stage 1 Liquefaction Facility, dated as of December 6, 2013, between Corpus Christi Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00014 Stage 1 Isolation, dated January 11, 2016, (ii) the Change Order CO-00015 IAC Conversion to Lump Sum, dated January 20, 2016, and (iii) the Change Order CO-00016 Permanent Plant Buildings, dated January 20, 2016 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.)

10.7*†	Letter agreement between R. Keith Teague and the Company, dated May 4, 2016
10.8
Administrative Amendment, dated December 31, 2015, to the Second Amended and Restated Common Terms Agreement dated as of June 30, 2015, among Sabine Pass Liquefaction, LLC and Société Générale, as the Common Security Trustee and Intercreditor Agent (Incorporated by reference to Exhibit 10.7 to Cheniere Partners’ Quarterly Report on Form 10-Q (SEC File No. 001-33366), filed on May 5, 2016)

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

CHENIERE ENERGY, INC.

Date:	May 5, 2016	By:	/s/ Michael J. Wortley
Michael J. Wortley
Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	May 5, 2016	By:	/s/ Leonard Travis
Leonard Travis
Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)