Form 10-Q
period 2016-06-30
CHENIERE ENERGY INC
filed 2016-08-09
CIK 3570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
As of August 1, 2016, the issuer had 235,689,131 shares of Common Stock outstanding.

CHENIERE ENERGY, INC.
TABLE OF CONTENTS

i

DEFINITIONS
As commonly used in the liquefied natural gas industry, to the extent applicable and as used in this quarterly report, the terms listed below have the following meanings:

Common Industry and Other Terms

Bcf	billion cubic feet
Bcf/d	billion cubic feet per day
Bcf/yr	billion cubic feet per year
Bcfe	billion cubic feet equivalent
DOE	U.S. Department of Energy
EPC	engineering, procurement and construction
FERC	Federal Energy Regulatory Commission
FTA countries	countries with which the United States has a free trade agreement providing for national treatment for trade in natural gas
GAAP	generally accepted accounting principles in the United States
Henry Hub
the final settlement price (in USD per MMBtu) for the New York Mercantile Exchange’s Henry Hub natural gas futures contract for the month in which a relevant cargo’s delivery window is scheduled to begin

LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas, a product of natural gas consisting primarily of methane (CH4) that is in liquid form at near atmospheric pressure
MMBtu	million British thermal units, an energy unit
mtpa	million tonnes per annum
non-FTA countries	countries with which the United States does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	Securities and Exchange Commission
SPA	LNG sale and purchase agreement
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
TUA	terminal use agreement

Abbreviated Organizational Structure

The following diagram depicts our abbreviated organizational structure as of June 30, 2016, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

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
Unless the context requires otherwise, references to the “CCH Group” refer to CCH HoldCo II, CCH HoldCo I, CCH, CCL and CCP, collectively.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2016	2015
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$1,049,478	$1,201,112
Restricted cash	724,458	503,397
Accounts and other receivables	74,283	5,749
Inventory	66,322	18,125
Other current assets	75,941	54,203
Total current assets	1,990,482	1,782,586

Non-current restricted cash	31,726	31,722
Property, plant and equipment, net	18,729,177	16,193,907
Debt issuance costs, net	336,474	378,677
Non-current derivative assets	20,715	30,887
Goodwill	76,819	76,819
Other non-current assets	251,458	314,455
Total assets	$21,436,851	$18,809,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$48,676	$22,820
Accrued liabilities	589,604	427,199
Current debt, net	1,677,476	1,673,379
Deferred revenue	26,709	26,669
Derivative liabilities	72,002	35,201
Other current liabilities	54	—
Total current liabilities	2,414,521	2,185,268

Long-term debt, net	17,789,074	14,920,427
Non-current deferred revenue	7,500	9,500
Non-current derivative liabilities	311,207	79,387
Other non-current liabilities	50,382	53,068

Commitments and contingencies (see Note 15)

Stockholders’ equity
Preferred stock, $0.0001 par value, 5.0 million shares authorized, none issued	—	—
Common stock, $0.003 par value
Authorized: 480.0 million shares at June 30, 2016 and December 31, 2015
Issued and outstanding: 235.7 million shares and 235.6 million shares at June 30, 2016 and December 31, 2015, respectively	707	708
Treasury stock: 11.8 million shares and 11.6 million shares at June 30, 2016 and December 31, 2015, respectively, at cost	(357,491)	(353,927)
Additional paid-in-capital	3,105,728	3,075,317
Accumulated deficit	(4,243,204)	(3,623,948)
Total stockholders’ deficit	(1,494,260)	(901,850)
Non-controlling interest	2,358,427	2,463,253
Total equity	864,167	1,561,403
Total liabilities and equity	$21,436,851	$18,809,053

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Regasification revenues	$65,622	$66,489	$131,173	$133,291
LNG revenues (losses)	110,735	(706)	113,439	(44)
Other revenues	470	2,242	1,296	3,147
Total revenues	176,827	68,025	245,908	136,394

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	85,709	1,444	100,216	2,137
Operating and maintenance expense	45,562	17,727	81,879	53,433
Development expense	1,616	16,609	3,163	32,705
Marketing expense	26,225	20,379	51,203	33,425
General and administrative expense	61,409	87,477	109,333	132,448
Depreciation and amortization expense	32,781	20,154	56,870	37,923
Impairment expense (recovery)	(71)	—	10,095	176
Other	50	109	162	265
Total operating costs and expenses	253,281	163,899	412,921	292,512

Loss from operations	(76,454)	(95,874)	(167,013)	(156,118)

Other income (expense)
Interest expense, net of capitalized interest	(105,967)	(85,486)	(182,304)	(145,098)
Loss on early extinguishment of debt	(55,315)	(7,281)	(56,772)	(96,273)
Derivative gain (loss), net	(90,621)	46,049	(271,555)	(80,641)
Other income (expense)	(6,930)	283	(6,001)	655
Total other expense	(258,833)	(46,435)	(516,632)	(321,357)

Loss before income taxes and non-controlling interest	(335,287)	(142,309)	(683,645)	(477,475)
Income tax benefit (provision)	343	507	(273)	(171)
Net loss	(334,944)	(141,802)	(683,918)	(477,646)
Less: net loss attributable to non-controlling interest	(36,526)	(23,307)	(64,662)	(91,442)
Net loss attributable to common stockholders	$(298,418)	$(118,495)	$(619,256)	$(386,204)

Net loss per share attributable to common stockholders—basic and diluted	$(1.31)	$(0.52)	$(2.71)	$(1.71)

Weighted average number of common shares outstanding—basic and diluted	228,323	226,481	228,231	226,405

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Total Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total Equity
	Shares	Par Value Amount	Shares	Amount
Balance at December 31, 2015	235,639	$708	11,649	$(353,927)	$3,075,317	$(3,623,948)	$2,463,253	$1,561,403
Issuances of restricted stock	273	1	—	—	(1)	—	—	—
Forfeitures of restricted stock	(96)	(1)	3	—	1	—	—	—
Share-based compensation	—	—	—	—	29,568	—	—	29,568
Shares repurchased related to share-based compensation	(105)	(1)	105	(3,564)	1	—	—	(3,564)
Excess tax benefit (shortfall) from share-based compensation	—	—	—	—	(15)	—	—	(15)
Loss attributable to non-controlling interest	—	—	—	—	—	—	(64,662)	(64,662)
Equity portion of convertible notes, net	—	—	—	—	857	—	—	857
Distributions to non-controlling interest	—	—	—	—	—	—	(40,164)	(40,164)
Net loss	—	—	—	—	—	(619,256)	—	(619,256)
Balance at June 30, 2016	235,711	$707	11,757	$(357,491)	$3,105,728	$(4,243,204)	$2,358,427	$864,167

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(683,918)	$(477,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash LNG inventory write-downs	—	17,366
Depreciation and amortization expense	56,870	37,923
Share-based compensation	51,724	66,378
Amortization of debt issuance costs and discount	26,906	24,900
Loss on early extinguishment of debt	56,772	96,273
Total losses on derivatives, net	295,917	80,198
Net cash used for settlement of derivative instruments	(16,798)	(88,934)
Impairment expense	10,095	176
Other	8,811	28,957
Changes in restricted cash for certain operating activities	151,676	(55,410)
Changes in operating assets and liabilities:
Accounts and other receivables	(67,760)	(2,396)
Inventory	(34,003)	(28,919)
Accounts payable and accrued liabilities	(14,226)	42,101
Deferred revenue	(1,960)	(1,985)
Other, net	15,860	(33,937)
Net cash used in operating activities	(144,034)	(294,955)

Cash flows from investing activities
Property, plant and equipment, net	(2,277,469)	(4,294,814)
Use of restricted cash for the acquisition of property, plant and equipment	2,279,835	4,183,620
Other	(21,623)	(101,836)
Net cash used in investing activities	(19,257)	(213,030)

Cash flows from financing activities
Proceeds from issuances of debt	5,698,219	5,205,000
Repayments of debt	(2,892,965)	—
Debt issuance and deferred financing costs	(97,215)	(411,149)
Investment in restricted cash	(2,652,576)	(4,518,880)
Distributions and dividends to non-controlling interest	(40,164)	(40,121)
Proceeds from exercise of stock options	—	1,914
Payments related to tax withholdings for share-based compensation	(3,564)	(6,174)
Other	(78)	19
Net cash provided by financing activities	11,657	230,609

Net decrease in cash and cash equivalents	(151,634)	(277,376)
Cash and cash equivalents—beginning of period	1,201,112	1,747,583
Cash and cash equivalents—end of period	$1,049,478	$1,470,207

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

In 2016, we started production at our natural gas liquefaction facilities at the Sabine Pass LNG terminal (the “SPL Project”). As a result, we introduced two new line items entitled “Cost of sales” and “Marketing expense”, and modified the components of activity included in “Operating and maintenance expense” and “General and administrative expense” on our Consolidated Statements of Operations. To conform to the new presentation, reclassifications were made to the prior periods. The components of these line items are as follows:

•
Cost of sales includes costs incurred directly for the production and delivery of LNG from the SPL Project such as natural gas feedstock, variable transportation and storage costs, derivative gains and losses associated with economic hedges to secure natural gas feedstock for the SPL Project, vessel chartering costs and other costs related to converting natural gas into LNG, all to the extent not utilized for the commissioning process. These costs were reclassified from operating and maintenance expense. Also included in cost of sales are purchase and delivery costs of our LNG and natural gas marketing business incurred by Cheniere Marketing.

•
Operating and maintenance expense now primarily includes costs associated with operating and maintaining the SPL Project such as third-party service and maintenance contract costs, payroll and benefit costs of operations personnel, natural gas transportation and storage capacity demand charges, derivative gains and losses related to the sale and purchase of LNG associated with the regasification terminal, insurance and regulatory costs.

•
Marketing expense includes costs directly associated with our LNG and natural gas marketing activities by Cheniere Marketing such as payroll and benefit costs of LNG marketing and origination personnel, professional services and other support costs to contract LNG customers throughout the global marketplace for the SPL Project and our second natural gas liquefaction and export facility at the Corpus Christi LNG terminal (the “CCL Project”) and to place volumes in the market for our portfolio. These costs were reclassified from general and administrative expense.

Additionally, we distinguished and reclassified our historical “LNG terminal revenues” line item into “regasification revenues” and “LNG revenues.” Regasification revenues include LNG regasification capacity reservation fees that are received pursuant to our TUAs and tug services fees that are received by Sabine Pass Tug Services, LLC, a wholly owned subsidiary of SPLNG. Substantially all of our regasification revenues, which are generated by our LNG terminal segment, are received from our two long-term TUA customers. LNG revenues include fees that are received pursuant to our SPAs and related LNG marketing activities. During the three and six months ended June 30, 2016, we received 74% and 72%, respectively, of our net LNG revenues from one SPA customer, which were generated by our LNG terminal segment.

Results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results that will be realized for the year ending December 31, 2016.

For further information, refer to the Consolidated Financial Statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2015.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 2—RESTRICTED CASH

Restricted cash consists of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. As of June 30, 2016 and December 31, 2015, restricted cash consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Current restricted cash
SPLNG debt service and interest payment	$77,415	$77,415
SPL Project	263,114	189,260
CTPL construction and interest payment	—	7,882
CQP and cash held by guarantor subsidiaries	109,977	—
CCL Project	223,117	46,770
Cash held by our subsidiaries restricted to Cheniere	12,821	147,138
Other	38,014	34,932
Total current restricted cash	$724,458	$503,397

Non-current restricted cash
SPLNG debt service	$13,650	$13,650
Other	18,076	18,072
Total non-current restricted cash	$31,726	$31,722

Under the indentures governing the senior notes issued by SPLNG (the “SPLNG Indentures”), except for permitted tax distributions, SPLNG may not make distributions until certain conditions are satisfied, including: (1) there must be on deposit in an interest payment account an amount equal to one-sixth of the semi-annual interest payment multiplied by the number of elapsed months since the last semi-annual interest payment, and (2) there must be on deposit in a permanent debt service reserve fund an amount equal to one semi-annual interest payment. Distributions are permitted only after satisfying the foregoing funding requirements, a fixed charge coverage ratio test of 2:1 and other conditions specified in the SPLNG Indentures. During the six months ended June 30, 2016 and 2015, SPLNG made distributions of $145.3 million and $199.6 million, respectively, after satisfying all the applicable conditions in the SPLNG Indentures.

In February 2016, Cheniere Partners entered into a $2.8 billion credit facility (the “2016 CQP Credit Facilities”). Cheniere Partners, and Cheniere Investments and CTPL as Cheniere Partners’ guarantor subsidiaries, are subject to limitations on the use of cash under the terms of the 2016 CQP Credit Facilities and the related depositary agreement governing the extension of credit to Cheniere Partners. Specifically, Cheniere Partners, Cheniere Investments and CTPL may only withdraw funds from collateral accounts held at a designated depositary bank on a monthly basis and for specific purposes, including for the payment of operating expenses. In addition, distributions and capital expenditures may only be made quarterly and are subject to certain restrictions.

NOTE 3—ACCOUNTS AND OTHER RECEIVABLES

As of June 30, 2016 and December 31, 2015, accounts and other receivables consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
SPL trade receivable	$67,266	$—
Interest receivable	259	95
Other accounts receivable	6,758	5,654
Total accounts and other receivables	$74,283	$5,749
Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of SPL’s debt holders, SPL is required to deposit all cash received into reserve accounts controlled by the collateral trustee.  The usage or withdrawal of such cash is restricted to the payment of liabilities related to the SPL Project and other restricted payments. As of June 30, 2016, the entire balance of the SPL trade receivable was from a single SPA customer.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 4—INVENTORY

As of June 30, 2016 and December 31, 2015, inventory consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Natural gas	$5,338	$5,724
LNG	35,526	5,148
Materials and other	25,458	7,253
Total inventory	$66,322	$18,125

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of LNG terminal costs and fixed assets and other, as follows (in thousands):

	June 30,	December 31,
	2016	2015
LNG terminal costs
LNG terminal	$5,459,151	$2,487,759
LNG terminal construction-in-process	13,487,338	13,875,204
LNG site and related costs, net	38,753	33,512
Accumulated depreciation	(456,716)	(413,545)
Total LNG terminal costs, net	18,528,526	15,982,930
Fixed assets and other
Computer and office equipment	12,491	12,153
Furniture and fixtures	17,393	17,101
Computer software	76,471	69,340
Leasehold improvements	44,064	40,136
Land	60,582	60,612
Other	37,476	49,376
Accumulated depreciation	(47,826)	(37,741)
Total fixed assets and other, net	200,651	210,977
Property, plant and equipment, net	$18,729,177	$16,193,907

During the three and six months ended June 30, 2016, we realized offsets to LNG terminal costs of $131.8 million and $146.0 million, respectively, that were related to the sale of commissioning cargoes because these amounts were earned prior to the start of commercial operations, during the testing phase for the construction of Train 1 of the SPL Project.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

None of our derivative instruments are designated as cash flow hedging instruments, and changes in fair value are recorded within our Consolidated Statements of Operations.

The following table (in thousands) shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, which are classified as other current assets, non-current derivative assets, derivative liabilities or non-current derivative liabilities in our Consolidated Balance Sheets.

	Fair Value Measurements as of
	June 30, 2016				December 31, 2015
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
SPL Interest Rate Derivatives liability	$—	$(20,666)	$—	$(20,666)	$—	$(8,740)	$—	$(8,740)
CQP Interest Rate Derivatives liability	—	(19,148)	—	(19,148)	—	—	—	—
CCH Interest Rate Derivatives liability	—	(327,342)	—	(327,342)	—	(104,999)	—	(104,999)
Liquefaction Supply Derivatives asset (liability)	(2,850)	381	22,434	19,965	—	(25)	32,492	32,467
LNG Trading Derivatives asset (liability)	(1,443)	(10,907)	—	(12,350)	—	1,053	—	1,053
Natural Gas Derivatives liability	—	—	—	—	—	(66)	—	(66)
FX Derivatives asset	—	160	—	160	—	—	—	—

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

We acquired $0.8 million of certain LNG Trading Derivatives during the first three months of 2016, which we transferred into Level 1 during the three months ended June 30, 2016. We transferred these LNG Trading Derivatives to Level 1 due to the use of unadjusted quoted exchange prices to calculate the fair value of these LNG Trading derivative positions, which were previously Level 2 as the fair value was calculated using adjusted quoted exchange prices.

The fair value of substantially all of our Physical Liquefaction Supply Derivatives is developed through the use of internal models which are impacted by inputs that are unobservable in the marketplace. As a result, the fair value of our Physical Liquefaction Supply Derivatives is designated as Level 3 within the valuation hierarchy. The curves used to generate the fair value of our Physical Liquefaction Supply Derivatives are based on basis adjustments applied to forward curves for a liquid trading point. In addition, there may be observable liquid market basis information in the near term, but terms of a particular Physical Liquefaction Supply Derivatives contract may exceed the period for which such information is available, resulting in a Level 3 classification. In these instances, the fair value of the contract incorporates extrapolation assumptions made in the determination of the market basis price for future delivery periods in which applicable commodity basis prices were either not observable or lacked corroborative market data. Internal fair value models include conditions precedent to the respective long-term natural gas purchase agreements. As of June 30, 2016 and December 31, 2015, some of our Physical Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure is under development to accommodate marketable physical gas flow. Accordingly, our internal fair value models are based on market prices that equate to our own contractual pricing due to: (1) the inactive and unobservable market and (2) conditions precedent and their impact on the uncertainty in the timing of our actual receipt of the physical volumes associated with each forward. The fair value of our Physical Liquefaction Supply Derivatives is predominantly driven by market commodity basis prices and our assessment of the associated conditions precedent, including evaluating whether the respective market is available as pipeline infrastructure is developed. Upon the completion and placement into service of relevant pipeline

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

infrastructure to accommodate marketable physical gas flow, we recognize a gain or loss based on the fair value of the respective natural gas purchase agreements as of the reporting date.

As all of our Physical Liquefaction Supply Derivatives are either purely index-priced or index-priced with a fixed basis, we do not believe that a significant change in market commodity prices would have a material impact on our Level 3 fair value measurements. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of June 30, 2016:

	Net Fair Value Asset (in thousands)	Valuation Technique	Significant Unobservable Input	Significant Unobservable Inputs Range
Physical Liquefaction Supply Derivatives	$22,434	Income Approach	Basis Spread	$(0.35) - $(0.02)

The following table (in thousands) shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance, beginning of period	$30,054	$342	$32,492	$342
Realized and mark-to-market losses:
Included in cost of sales (1)	(7,855)	27	(10,204)	27
Purchases and settlements:
Purchases	(16)	71	31	71
Settlements (1)	(71)	—	(128)	—
Transfers out of Level 3 (2)	322	—	243	—
Balance, end of period	$22,434	$440	$22,434	$440
Change in unrealized gains relating to instruments still held at end of period	$(7,795)	$27	$(9,484)	$27

(1)	Does not include the decrease in fair value of $0.1 million and $0.7 million related to the realized gains capitalized during the three and six months ended June 30, 2016, respectively.

(2)	Transferred to Level 2 as a result of observable market for the underlying natural gas purchase agreements.
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

Interest Rate Derivatives

SPL Interest Rate Derivatives

SPL has entered into interest rate swaps (“SPL Interest Rate Derivatives”) to protect against volatility of future cash flows and hedge a portion of the variable interest payments on the credit facilities it entered into in June 2015 (the “2015 SPL Credit Facilities”). The SPL Interest Rate Derivatives hedge a portion of the expected outstanding borrowings over the term of the 2015 SPL Credit Facilities.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

CCH Interest Rate Derivatives

CCH has entered into interest rate swaps (“CCH Interest Rate Derivatives”) to protect against volatility of future cash flows and hedge a portion of the variable interest payments on its credit facility (the “2015 CCH Credit Facility”). The CCH Interest Rate Derivatives hedge a portion of the expected outstanding borrowings over the term of the 2015 CCH Credit Facility. The CCH Interest Rate Derivatives have a seven-year term and were contingent upon reaching a final investment decision with respect to the CCL Project, which was reached in May 2015. Upon meeting the contingency related to the CCH Interest Rate Derivatives in May 2015, we paid $50.1 million related to contingency and syndication premiums, which is included in derivative gain (loss), net on our Consolidated Statements of Operations.

As of June 30, 2016, we had the following Interest Rate Derivatives outstanding:

	Initial Notional Amount	Maximum Notional Amount	Effective Date	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
SPL Interest Rate Derivatives	$20.0 million	$628.8 million	August 14, 2012	July 31, 2019	1.98%	One-month LIBOR
CQP Interest Rate Derivatives	$225.0 million	$1.3 billion	March 22, 2016	February 29, 2020	1.19%	One-month LIBOR
CCH Interest Rate Derivatives	$28.8 million	$5.5 billion	May 20, 2015	May 31, 2022	2.29%	One-month LIBOR

The following table (in thousands) shows the fair value and location of our Interest Rate Derivatives on our Consolidated Balance Sheets:

	June 30, 2016				December 31, 2015
	SPL Interest Rate Derivatives	CQP Interest Rate Derivatives	CCH Interest Rate Derivatives	Total	SPL Interest Rate Derivatives	CQP Interest Rate Derivatives	CCH Interest Rate Derivatives	Total
Balance Sheet Location
Derivative liabilities	$(7,340)	$(5,570)	$(45,149)	$(58,059)	$(5,940)	$—	$(28,559)	$(34,499)
Non-current derivative liabilities	(13,326)	(13,578)	(282,193)	(309,097)	(2,800)	—	(76,440)	(79,240)
Total derivative liabilities	$(20,666)	$(19,148)	$(327,342)	$(367,156)	$(8,740)	$—	$(104,999)	$(113,739)

The following table (in thousands) shows the changes in the fair value and settlements of our Interest Rate Derivatives recorded in derivative gain (loss), net on our Consolidated Statements of Operations during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
SPL Interest Rate Derivatives gain (loss)	$(4,752)	$1,469	$(16,030)	$(35,669)
CQP Interest Rate Derivatives loss	(10,040)	—	(19,570)	—
CCH Interest Rate Derivatives gain (loss)	(75,877)	44,580	(236,053)	(44,972)

Commodity Derivatives

Liquefaction Supply Derivatives

SPL has entered into index-based physical natural gas supply contracts and associated economic hedges to purchase natural gas for the commissioning and operation of the SPL Project. The terms of the physical natural gas supply contracts primarily range from approximately one to seven years and commence upon the satisfaction of certain conditions precedent, including but not limited to the date of first commercial operation of specified Trains of the SPL Project. We recognize our Physical Liquefaction Supply Derivatives as either assets or liabilities and measure those instruments at fair value. Changes in the fair value of our Physical Liquefaction Supply Derivatives are reported in earnings. As of June 30, 2016, SPL has secured up to approximately

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

2,027.5 million MMBtu of natural gas feedstock through natural gas purchase agreements. The notional natural gas position of our Physical Liquefaction Supply Derivatives was approximately 1,114.5 million MMBtu as of June 30, 2016.

Our Financial Liquefaction Supply Derivatives are executed through over-the-counter contracts which are subject to nominal credit risk as these transactions are settled on a daily margin basis with investment grade financial institutions. We are required by these financial institutions to use margin deposits as credit support for our Financial Liquefaction Supply Derivatives activities.

LNG Trading Derivatives

As of June 30, 2016, we have entered into certain LNG Trading Derivatives representing a short position of 18.2 million MMBtu, and we may from time to time enter into certain financial derivatives in the form of swaps, forwards, options or futures to economically hedge exposure to the commodity markets in which we have contractual arrangements to purchase or sell physical LNG. We have entered into LNG Trading Derivatives to secure a fixed price position to minimize future cash flow variability associated with such LNG transactions.

Natural Gas Derivatives

Our Natural Gas Derivatives were executed through over-the-counter contracts which were subject to nominal credit risk as these transactions settled on a daily margin basis with investment grade financial institutions. We were required by these financial institutions to use margin deposits as credit support for our Natural Gas Derivatives activities. As of June 30, 2016, we did not have any open Natural Gas Derivatives positions or margin deposits at financial institutions.

We recognize all commodity derivative instruments, including our Liquefaction Supply Derivatives, LNG Trading Derivatives and Natural Gas Derivatives (collectively, “Commodity Derivatives”), as either assets or liabilities and measure those instruments at fair value.  Changes in the fair value of our Commodity Derivatives are reported in earnings.

The following table (in thousands) shows the fair value and location of our Commodity Derivatives on our Consolidated Balance Sheets:

	June 30, 2016				December 31, 2015
	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives (2)	Natural Gas Derivatives	Total	Liquefaction Supply Derivatives	LNG Trading Derivatives (2)	Natural Gas Derivatives (3)	Total
Balance Sheet Location
Other current assets	$2,526	$232	$—	$2,758	$2,737	$640	$—	$3,377
Non-current derivative assets	20,472	243	—	20,715	30,304	583	—	30,887
Total derivative assets	22,998	475	—	23,473	33,041	1,223	—	34,264

Derivative liabilities	(3,033)	(10,778)	—	(13,811)	(490)	(107)	(66)	(663)
Non-current derivative liabilities	—	(2,047)	—	(2,047)	(84)	(63)	—	(147)
Total derivative liabilities	(3,033)	(12,825)	—	(15,858)	(574)	(170)	(66)	(810)

Derivative asset (liabilities), net	$19,965	$(12,350)	$—	$7,615	$32,467	$1,053	$(66)	$33,454

(1)	Does not include collateral of $0.5 million deposited for such contracts, which is included in other current assets in our Consolidated Balance Sheet as of June 30, 2016.

(2)
Does not include collateral of $15.6 million and $11.0 million deposited for such contracts, which are included in other current assets in our Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, respectively.

(3)	Does not include collateral of $5.5 million deposited for such contracts, which is included in other current assets in our Consolidated Balance Sheet as of December 31, 2015.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table (in thousands) shows the changes in the fair value, settlements and location of our Commodity Derivatives recorded on our Consolidated Statements of Operations during the three and six months ended June 30, 2016 and 2015:

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Location	2016	2015	2016	2015
Liquefaction Supply Derivatives loss	LNG revenues (losses)	$(34)	$—	$(6)	$—
Liquefaction Supply Derivatives gain (loss) (1)	Cost of sales	(8,670)	81	(12,264)	81
LNG Trading Derivatives loss	LNG revenues (losses)	(16,976)	—	(12,214)	—
Natural Gas Derivatives gain (loss)	LNG revenues (losses)	—	67	(5)	(98)
Natural Gas Derivatives gain (loss)	Operating and maintenance expense	—	(294)	174	460

(1)    Does not include the realized value associated with derivative instruments that settle through physical delivery.

The use of Commodity Derivatives exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments in instances when our Commodity Derivatives are in an asset position.

FX Derivatives

Cheniere Marketing has entered into FX Derivatives to protect against the volatility in future cash flows attributable to changes in international currency exchange rates. The FX Derivatives economically hedge the foreign currency exposure arising from cash flows expended for both physical and financial LNG transactions and general and administrative expenses related to operations in countries outside of the United States. The total notional amount of our FX Derivatives was $102.1 million as of June 30, 2016.

The following table (in thousands) shows the fair value and location of our FX Derivatives on our Consolidated Balance Sheets:

		Fair Value Measurements as of
	Balance Sheet Location	June 30, 2016	December 31, 2015
FX Derivatives	Other current assets	$355	$—
FX Derivatives	Derivative liabilities	(132)	—
FX Derivatives	Non-current derivative liabilities	(63)	—

The following table (in thousands) shows the changes in the fair value of our FX Derivatives recorded on our Consolidated Statements of Operations during the three and six months ended June 30, 2016 and 2015:

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Location	2016	2015	2016	2015
FX Derivatives gain	LNG revenues (losses)	$2,641	$—	$40	$—
FX Derivatives gain	Derivative gain (loss), net	48	—	98	—
FX Derivatives loss	Other income (expense)	(87)	—	(87)	—

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Balance Sheet Presentation

Our derivative instruments are presented on a net basis on our Consolidated Balance Sheets as described above. The following table (in thousands) shows the fair value of our derivatives outstanding on a gross and net basis:

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of June 30, 2016
SPL Interest Rate Derivatives	$(20,666)	$—	$(20,666)
CQP Interest Rate Derivatives	(19,148)	—	(19,148)
CCH Interest Rate Derivatives	(327,342)	—	(327,342)
Liquefaction Supply Derivatives	23,165	(167)	22,998
Liquefaction Supply Derivatives	(4,505)	1,472	(3,033)
LNG Trading Derivatives	475	—	475
LNG Trading Derivatives	(22,455)	9,630	(12,825)
FX Derivatives	860	(505)	355
FX Derivatives	(376)	181	(195)
As of December 31, 2015
SPL Interest Rate Derivatives	$(8,740)	$—	$(8,740)
CCH Interest Rate Derivatives	(104,999)	—	(104,999)
Liquefaction Supply Derivatives	33,636	(595)	33,041
Liquefaction Supply Derivatives	(574)	—	(574)
LNG Trading Derivatives	1,922	(699)	1,223
LNG Trading Derivatives	(2,826)	2,656	(170)
Natural Gas Derivatives	188	(254)	(66)

NOTE 7—OTHER NON-CURRENT ASSETS

As of June 30, 2016 and December 31, 2015, other non-current assets consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Advances made under EPC and non-EPC contracts	$14,000	$83,579
Advances made to municipalities for water system enhancements	95,584	89,953
Tax-related payments and receivables	29,351	31,712
Equity method investments	11,983	20,295
Other	100,540	88,916
Total other non-current assets	$251,458	$314,455

NOTE 8—VARIABLE INTEREST ENTITY

Cheniere Holdings
On January 1, 2016, we adopted ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This guidance changed (1) the identification of variable interests, (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination.

Cheniere Holdings is a limited liability company formed by us in 2013 to hold our Cheniere Partners limited partner interests. As of June 30, 2016, we owned 80.1% of Cheniere Holdings as well as the director voting share. The director voting share is the sole share entitled to vote in the election of Cheniere Holdings’ board of directors and allows us to remove members of the board of directors at any time and for any reason. If we cease to own greater than 25% of the common shares of Cheniere Holdings or if we choose to relinquish the director voting share, the director voting share will be extinguished.

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

NOTE 9—NON-CONTROLLING INTEREST

As of both June 30, 2016 and December 31, 2015, we owned 80.1% of Cheniere Holdings as well as the director voting share, with the remaining non-controlling interest held by the public. Cheniere Holdings owns a 55.9% limited partner interest in Cheniere Partners in the form of 12.0 million common units, 45.3 million Class B units and 135.4 million subordinated units, with the remaining non-controlling interest held by Blackstone CQP Holdco LP and the public. We also own 100% of the general partner interest and the incentive distribution rights in Cheniere Partners.

NOTE 10—ACCRUED LIABILITIES

As of June 30, 2016 and December 31, 2015, accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Interest costs and related debt fees	$173,907	$159,968
Compensation and benefits	69,975	99,511
SPL Project and CCL Project costs	326,788	145,759
LNG terminal costs	4,795	3,918
Other accrued liabilities	14,139	18,043
Total accrued liabilities	$589,604	$427,199

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 11—DEBT

As of June 30, 2016 and December 31, 2015, our debt consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Long-term debt:
SPLNG
6.50% Senior Secured Notes due 2020 (“2020 SPLNG Senior Notes”) (1)	$420,000	$420,000
SPL
5.625% Senior Secured Notes due 2021 (“2021 SPL Senior Notes”), net of unamortized premium of $7,959 and $8,718	2,007,959	2,008,718
6.25% Senior Secured Notes due 2022 (“2022 SPL Senior Notes”)	1,000,000	1,000,000
5.625% Senior Secured Notes due 2023 (“2023 SPL Senior Notes”), net of unamortized premium of $6,029 and $6,392	1,506,029	1,506,392
5.75% Senior Secured Notes due 2024 (“2024 SPL Senior Notes”)	2,000,000	2,000,000
5.625% Senior Secured Notes due 2025 (“2025 SPL Senior Notes”)	2,000,000	2,000,000
5.875% Senior Secured Notes due 2026 (“2026 SPL Senior Notes”)	1,500,000	—
2015 SPL Credit Facilities	832,695	845,000
CTPL
$400.0 million Term Loan Facility (“CTPL Term Loan”), net of unamortized discount of zero and $1,429	—	398,571
Cheniere Partners
2016 CQP Credit Facilities	450,000	—
CCH
7.000% Senior Secured Notes due 2024 (“2024 CCH Senior Notes”)	1,250,000	—
2015 CCH Credit Facility	2,730,340	2,713,000
CCH HoldCo II
11.0% Convertible Senior Notes due 2025 (“2025 CCH HoldCo II Convertible Senior Notes”)	1,109,165	1,050,588
Cheniere
4.875% Convertible Unsecured Notes due 2021 (“2021 Cheniere Convertible Unsecured Notes”), net of unamortized discount of $158,036 and $174,095	921,690	879,938
4.25% Convertible Senior Notes due 2045 (“2045 Cheniere Convertible Senior Notes”), net of unamortized discount of $317,994 and $319,062	307,006	305,938
Unamortized debt issuance costs (2)	(245,810)	(207,718)
Total long-term debt, net	17,789,074	14,920,427

Current debt:
7.50% Senior Secured Notes due 2016 (“2016 SPLNG Senior Notes”), net of unamortized discount of $1,956 and $4,303 (3)	1,663,544	1,661,197
$1.2 billion SPL Working Capital Facility (“SPL Working Capital Facility”)	—	15,000
Cheniere Marketing trade finance facilities	15,219	—
Unamortized debt issuance costs (2)	(1,287)	(2,818)
Total current debt, net	1,677,476	1,673,379

Total debt, net	$19,466,550	$16,593,806

(1)
Must be redeemed or repaid concurrently with the 2016 SPLNG Senior Notes under the terms of the 2016 CQP Credit Facilities if the obligations under the 2016 SPLNG Senior Notes are satisfied with borrowings under the 2016 CQP Credit Facilities.

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

2016 Debt Issuances and Redemptions

2026 SPL Senior Notes

In June 2016, SPL issued an aggregate principal amount of $1.5 billion of the 2026 SPL Senior Notes. Net proceeds of the offering of approximately $1.3 billion, after deducting commissions, fees and expenses and incremental interest required under the 2026 SPL Senior Notes during construction, were used to prepay a portion of the outstanding borrowings under the 2015 SPL Credit Facilities, resulting in a write-off of debt issuance costs associated with the 2015 SPL Credit Facilities of $26.0 million during both the three and six months ended June 30, 2016. The 2026 SPL Senior Notes accrue interest at a fixed rate of 5.875% and interest on the 2026 SPL Senior Notes is payable semi-annually in arrears. The terms of the 2026 SPL Senior Notes are governed by the same common indenture as SPL’s other senior notes, which contains customary terms and events of default, covenants and redemption terms.

In connection with the closing of the sale of the 2026 SPL Senior Notes, SPL entered into a Registration Rights Agreement dated June 14, 2016 (the “2026 SPL Registration Rights Agreement”). Under the terms of the 2026 SPL Registration Rights Agreement, SPL has agreed, and any future guarantors of the 2026 SPL Senior Notes will agree, to use commercially reasonable efforts to file with the SEC and cause to become effective a registration statement within 360 days after June 14, 2016 with respect to an offer to exchange any and all of the 2026 SPL Senior Notes for a like aggregate principal amount of debt securities of SPL with terms identical in all material respects to the respective 2026 SPL Senior Notes sought to be exchanged (other than with respect to restrictions on transfer or to any increase in annual interest rate), and that are registered under the Securities Act of 1933, as amended (the “Securities Act”). Under specified circumstances, SPL has also agreed, and any future guarantors will also agree, to use commercially reasonable efforts to cause to become effective a shelf registration statement relating to resales of the 2026 SPL Senior Notes. SPL will be obligated to pay additional interest if it fails to comply with its obligation to register the 2026 SPL Senior Notes within the specified time period.

2024 CCH Senior Notes

In May 2016, CCH issued an aggregate principal amount of $1.25 billion of the 2024 CCH Senior Notes, which are jointly and severally guaranteed by its subsidiaries, CCL, CCP and Corpus Christi Pipeline GP, LLC (“CCP GP”, and collectively with CCL and CCP, the “Guarantors”). Net proceeds of the offering of approximately $1.1 billion, after deducting commissions, fees and expenses and incremental interest required under the 2024 CCH Senior Notes during construction, were used to prepay a portion of the outstanding borrowings under the 2015 CCH Credit Facility, resulting in a write-off of debt issuance costs associated with the 2015 CCH Credit Facility of $29.0 million during both the three and six months ended June 30, 2016. Borrowings under the 2024 CCH Senior Notes accrue interest at a fixed rate of 7.000%, and interest on the 2024 CCH Senior Notes is payable semi-annually in arrears.

The indenture governing the 2024 CCH Senior Notes (the “CCH Indenture”) contains customary terms and events of default and certain covenants that, among other things, limit CCH’s ability and the ability of CCH’s restricted subsidiaries to: incur additional indebtedness or issue preferred stock; make certain investments or pay dividends or distributions on membership interests or subordinated indebtedness or purchase, redeem or retire membership interests; sell or transfer assets, including membership or partnership interests of CCH’s restricted subsidiaries; restrict dividends or other payments by restricted subsidiaries to CCH or any of CCH’s restricted subsidiaries; incur liens; enter into transactions with affiliates; dissolve, liquidate, consolidate, merge, sell or lease all or substantially all of the properties or assets of CCH and its restricted subsidiaries taken as a whole; or permit any Guarantor to dissolve, liquidate, consolidate, merge, sell or lease all or substantially all of its properties and assets.

At any time prior to January 1, 2024, CCH may redeem all or a part of the 2024 CCH Senior Notes at a redemption price equal to the “make-whole” price set forth in the CCH Indenture, plus accrued and unpaid interest, if any, to the date of redemption. CCH also may at any time on or after January 1, 2024 through the maturity date of June 30, 2024, redeem the 2024 CCH Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2024 CCH Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

In connection with the closing of the sale of the 2024 CCH Senior Notes, CCH and the Guarantors entered into a Registration Rights Agreement dated May 18, 2016 (the “CCH Registration Rights Agreement”). Under the terms of the CCH Registration Rights Agreement, CCH and the Guarantors have agreed, and any future guarantors of the 2024 CCH Senior Notes will agree, to use commercially reasonable efforts to file with the SEC and cause to become effective a registration statement within 360 days after May 18, 2016 with respect to an offer to exchange any and all of the 2024 CCH Senior Notes for a like aggregate principal amount of debt securities of CCH with terms identical in all material respects to the respective 2024 CCH Senior Notes sought to be exchanged (other than with respect to restrictions on transfer or to any increase in annual interest rate), and that are registered under the Securities Act. Under specified circumstances, CCH and the Guarantors have also agreed, and any future guarantors of the 2024 CCH Senior Notes will also agree, to use commercially reasonable efforts to cause to become effective a shelf registration statement relating to resales of the 2024 CCH Senior Notes. CCH will be obligated to pay additional interest if it fails to comply with its obligation to register the 2024 CCH Senior Notes within the specified time period.

2016 CQP Credit Facilities

In February 2016, Cheniere Partners entered into the $2.8 billion 2016 CQP Credit Facilities, which consist of: (1) a $450.0 million CTPL tranche term loan that was used to prepay the $400.0 million CTPL Term Loan in February 2016, (2) an approximately $2.1 billion SPLNG tranche term loan that will be used to redeem or repay the approximately $2.1 billion of the 2016 SPLNG Senior Notes and the 2020 SPLNG Senior Notes (which must be redeemed or repaid concurrently under the terms of the 2016 CQP Credit Facilities), (3) a $125.0 million debt service reserve credit facility (the “DSR Facility”) that may be used to satisfy a six-month debt service reserve requirement and (4) a $115.0 million revolving credit facility that may be used for general business purposes.

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

Cheniere Partners incurred $48.7 million of debt issuance costs during the six months ended June 30, 2016, and will incur an additional $21.5 million of debt issuance costs when the SPLNG tranche is funded. The prepayment of the CTPL Term Loan resulted in a write-off of unamortized discount and debt issuance costs of $1.5 million during the six months ended June 30, 2016. Cheniere Partners pays a commitment fee equal to an annual rate of 40% of the margin for LIBOR loans multiplied by the average daily amount of the undrawn commitment, payable quarterly in arrears. The DSR Facility and the revolving credit facility are both available for the issuance of letters of credit, which incur a fee equal to an annual rate of 2.25% of the undrawn portion with a 0.50% step-up beginning on February 25, 2019.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Credit Facilities

Below is a summary of our credit facilities outstanding as of June 30, 2016 (in thousands):

	2015 SPL Credit Facilities	SPL Working Capital Facility	2016 CQP Credit Facilities	2015 CCH Term Loan Facilities
Original facility size	$4,600,000	$1,200,000	$2,800,000	$8,403,714
Outstanding balance	832,695	—	450,000	2,730,340
Commitments terminated	1,287,305	—	—	1,050,660
Letters of credit issued	—	237,270	7,500	—
Available commitment	$2,480,000	$962,730	$2,342,500	$4,622,714

Interest rate	LIBOR plus 1.30% - 1.75% or base rate plus 1.75%	LIBOR plus 1.75% or base rate plus 0.75%	LIBOR plus 2.25% or base rate plus 1.25% (1)	LIBOR plus 2.25% or base rate plus 1.25% (2)
Maturity date	Earlier of December 31, 2020 or second anniversary of SPL Trains 1 through 5 completion date	December 31, 2020, with various terms for underlying loans	February 25, 2020, with principals due quarterly commencing on February 19, 2019	Earlier of May 13, 2022 or second anniversary of CCL Trains 1 and 2 completion date

(1)	There is a 0.50% step-up for both LIBOR and base rate loans beginning on February 25, 2019.

(2)	There is a 0.25% step-up for both LIBOR and base rate loans following completion of the first two Trains of the CCL Project.

Convertible Notes

Below is a summary of our convertible notes outstanding as of June 30, 2016 (in thousands):

	2021 Cheniere Convertible Unsecured Notes	2025 CCH HoldCo II Convertible Senior Notes	2045 Cheniere Convertible Senior Notes
Aggregate original principal	$1,000,000	$1,000,000	$625,000
Debt component, net of discount	$921,690	$1,109,165	$307,006
Equity component	$203,892	$—	$194,082
Interest payment method	Paid-in-kind	Paid-in-kind (1)	Cash
Conversion by us (2)	—	(3)	(4)
Conversion by holders (2)	(5)	(6)	(7)
Conversion basis	Cash and/or stock	Stock	Cash and/or stock
Conversion value in excess of principal	$—	$—	$—
Maturity date	May 28, 2021	March 1, 2025	March 15, 2045
Contractual interest rate	4.875%	11.0%	4.25%
Effective interest rate	9.1%	11.9%	9.4%
Remaining debt discount and debt issuance costs amortization period (8)	4.9 years	4.3 years	28.7 years

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

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

Interest Expense

Total interest expense, including interest expense related to our convertible notes, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest cost on convertible notes:
Interest per contractual rate	$49,853	$33,603	$98,893	$47,542
Amortization of debt discount	9,100	7,116	17,985	13,714
Amortization of debt issuance costs	1,254	601	2,405	615
Total interest cost related to convertible notes	60,207	41,320	119,283	61,871
Interest cost on other debt	255,853	199,911	490,069	359,998
Total interest cost	316,060	241,231	609,352	421,869
Capitalized interest	(210,093)	(155,745)	(427,048)	(276,771)
Total interest expense, net	$105,967	$85,486	$182,304	$145,098

Fair Value Disclosures

The following table (in thousands) shows the carrying amount and estimated fair value of our debt:

	June 30, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior Notes, net of premium or discount (1)	$13,347,532	$13,447,629	$10,596,307	$9,525,809
CTPL Term Loan, net of discount (2)	—	—	398,571	400,000
Credit facilities (2) (3)	4,028,254	4,028,254	3,573,000	3,573,000
2021 Cheniere Convertible Unsecured Notes, net of discount (4)	921,690	918,414	879,938	825,413
2025 CCH HoldCo II Convertible Senior Notes (4)	1,109,165	1,153,534	1,050,588	914,363
2045 Cheniere Convertible Senior Notes, net of discount (5)	307,006	356,250	305,938	331,919

(1)
Includes 2016 SPLNG Senior Notes, net of discount; 2020 SPLNG Senior Notes; 2021 SPL Senior Notes, net of premium; 2022 SPL Senior Notes; 2023 SPL Senior Notes, net of premium; 2024 SPL Senior Notes; 2025 SPL Senior Notes; 2026 SPL Senior Notes; and 2024 CCH Senior Notes (collectively, the “Senior Notes”). The Level 2 estimated fair value was based on quotes obtained from broker-dealers or market makers of the Senior Notes and other similar instruments.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

(2)
The Level 3 estimated fair value approximates the principal amount because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

(3)	Includes 2015 SPL Credit Facilities, SPL Working Capital Facility, 2016 CQP Credit Facilities, 2015 CCH Credit Facility and Cheniere Marketing trade finance facilities.

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

NOTE 12—INCOME TAXES

We are not presently a taxpayer for federal or state income tax purposes and have not recorded a provision for federal or state income taxes in any of the periods included in the accompanying Consolidated Financial Statements. However, we are presently a foreign taxpayer and have recorded a net benefit (provision) of $0.3 million and $0.5 million for the three months ended June 30, 2016 and 2015, respectively, and $(0.3) million and $(0.2) million for the six months ended June 30, 2016 and 2015, respectively, for foreign income taxes.

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

NOTE 13—SHARE-BASED COMPENSATION

We have granted stock, restricted stock, phantom units and options to purchase common stock to employees, outside directors and a consultant under the Amended and Restated 2003 Stock Incentive Plan, as amended (the “2003 Plan”), 2011 Incentive Plan, as amended (the “2011 Plan”), the 2015 Long-Term Cash Incentive Plan (the “2015 Plan”) and the 2015 Employee Inducement Incentive Plan (the “Inducement Plan”).

The 2003 Plan and 2011 Plan provide for the issuance of 21.0 million shares and 35.0 million shares, respectively, of our common stock that may be in the form of non-qualified stock options, incentive stock options, purchased stock, restricted (non-vested) stock, bonus (unrestricted) stock, stock appreciation rights, phantom units and other share-based performance awards deemed by the Compensation Committee of our Board of Directors (the “Compensation Committee”) to be consistent with the purposes of the 2003 Plan and 2011 Plan. As of June 30, 2016, all of the shares under the 2003 Plan have been granted and 26.8 million shares, net of cancellations, have been granted under the 2011 Plan. The 2015 Plan generally provides for cash-settled awards in the form of stock appreciation rights, phantom unit awards, performance unit awards, other-stock based awards and cash awards. As of June 30, 2016, 6.1 million phantom units have been granted under the 2015 Plan. The Inducement Plan provides for the issuance of up to 1.0 million shares of our common stock in the form of non-qualified stock options, restricted stock awards, stock appreciation rights, performance awards, phantom stock awards and other stock-based awards deemed by the Compensation Committee to provide us with an opportunity to attract employees. As of June 30, 2016, 0.2 million shares of restricted stock have been granted under the Inducement Plan.

Total share-based compensation expense consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total share-based compensation	$40,535	$68,665	$58,060	$86,655
Capitalized share-based compensation	(4,982)	(18,427)	(6,336)	(20,277)
Total share-based compensation expense	$35,553	$50,238	$51,724	$66,378

Total share-based compensation expense for the three and six months ended June 30, 2016 includes $15.6 million and $22.1 million, respectively, related to employee separations. The total unrecognized compensation cost at June 30, 2016 relating to non-

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

vested share-based compensation arrangements was $154.5 million, which is expected to be recognized over a weighted average period of 1.8 years.

We did not receive any proceeds from the exercise of stock options in the three and six months ended June 30, 2016 and received $0.9 million and $1.9 million in the three and six months ended June 30, 2015, respectively.

NOTE 14—NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

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

The following table (in thousands, except for loss per share) reconciles basic and diluted weighted average common shares outstanding for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average common shares outstanding:
Basic	228,323	226,481	228,231	226,405
Dilutive common stock options and unvested stock (1)	—	—	—	—
Diluted	228,323	226,481	228,231	226,405

Basic and diluted net loss per share attributable to common stockholders	$(1.31)	$(0.52)	$(2.71)	$(1.71)

(1)
Stock options and unvested stock of 7.1 million shares for each of the three and six months ended June 30, 2016 and 10.1 million shares for each of the three and six months ended June 30, 2015, representing securities that could potentially dilute basic EPS in the future, were not included in the diluted net loss per share computations because their effect would have been anti-dilutive. In addition, 16.0 million shares in aggregate for the three and six months ended June 30, 2016 and 15.5 million shares in aggregate for the three and six months ended June 30, 2015, issuable upon conversion of the 2021 Cheniere Convertible Unsecured Notes and the 2045 Cheniere Convertible Senior Notes, were not included in the computation of diluted net loss per share because the computation of diluted net loss per share utilizing the “if-converted” method would be anti-dilutive. There were no shares included in the computation of diluted net loss per share for the 2025 CCH HoldCo II Convertible Senior Notes because non-market-based contingencies underlying the eligible conversion date have not been met as of June 30, 2016.

NOTE 15—COMMITMENTS AND CONTINGENCIES

Cheniere has various contractual obligations which are recorded as liabilities in our Consolidated Financial Statements. Other items, such as certain purchase commitments and other executed contracts which do not meet the definition of a liability as of June 30, 2016, are not recognized as liabilities.

Parallax Litigation

In 2015, our wholly owned subsidiary, Cheniere LNG Terminals, LLC (“CLNGT”), entered into discussions with Parallax Enterprises, LLC (“Parallax Enterprises”) regarding the potential joint development of two liquefaction plants in Louisiana (the “Potential Liquefaction Transactions”). While the parties negotiated regarding the Potential Liquefaction Transactions, CLNGT loaned Parallax Enterprises approximately $46 million, as reflected in a secured note dated April 23, 2015, as amended on June 30, 2015, September 30, 2015 and November 4, 2015 (the “Secured Note”). The Secured Note was secured by all assets of Parallax Enterprises and its subsidiary entities. On June 30, 2015, Parallax Enterprises’ parent entity, Parallax Energy LLC (“Parallax Energy”), executed a Pledge and Guarantee Agreement further securing repayment of the Secured Note by providing a parent guaranty and a pledge of all of the equity of Parallax Enterprises in satisfaction of the Secured Note (the “Pledge Agreement”). CLNGT and Parallax Enterprises never executed a definitive agreement to pursue the Potential Liquefaction Transactions. The Secured Note matured on December 11, 2015, and Parallax Enterprises failed to make payment. On February 3, 2016, CLNGT

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

filed an action against Parallax Energy, Parallax Enterprises, and certain of Parallax Enterprises’ subsidiary entities, styled Cause No. 4:16-cv-00286, Cheniere LNG Terminals, LLC v. Parallax Energy LLC, et al., in the United States District Court for the Southern District of Texas (the “Texas Suit”). CLNGT asserted claims in the Texas Suit for (1) recovery of all amounts due under the Secured Note and (2) declaratory relief establishing that CLNGT is entitled to enforce its rights under the Secured Note and Pledge Agreement in accordance with each instrument’s terms and that CLNGT has no obligations of any sort to Parallax Enterprises concerning the Potential Liquefaction Transactions. On March 11, 2016, Parallax Enterprises and the other defendants in the Texas Suit moved to dismiss the suit for lack of subject matter jurisdiction. CLNGT has responded to that motion, and it remains pending before the court.

On March 11, 2016, Parallax Enterprises filed a suit against us and CLNGT styled Civil Action No. 62-810, Parallax Enterprises LLP v. Cheniere Energy, Inc. and Cheniere LNG Terminals, LLC, in the 25th Judicial District Court of Plaquemines Parish, Louisiana (the “Louisiana Suit”), wherein Parallax Enterprises asserted claims for breach of contract, fraudulent inducement, negligent misrepresentation, detrimental reliance, unjust enrichment and violation of the Louisiana Unfair Trade Practices Act. Parallax Enterprises predicated its claims in the Louisiana Suit on an allegation that we and CLNGT breached a purported agreement to jointly develop the Potential Liquefaction Transactions. Parallax Enterprises seeks $400 million in alleged economic damages and rescission of the Secured Note. On April 15, 2016, we and CLNGT removed the Louisiana Suit to the United States District Court for the Eastern District of Louisiana, where it is pending as Civil Action No. 2:16-cv-03209-CJB-SS. On April 22, 2016, we and CLNGT filed a motion in the Louisiana Suit seeking (1) dismissal of all claims against us for lack of personal jurisdiction, (2) dismissal, stay, or transfer of the suit to the United States District Court for the Southern District of Texas in deference to the first-filed Texas Suit, and (3) alternatively, transfer of the suit for convenience of the parties and witnesses. On May 4, 2016, Parallax Enterprises filed a motion to remand the Louisiana Suit to state court. On June 6, 2016, the court granted our request to transfer the Louisiana Suit to the United States District Court for the Southern District of Texas, where it was then transferred to the same judge before which the Texas Suit is pending.  Parallax Enterprises’ motion to remand the Louisiana Suit to Louisiana state court and our motion to dismiss the Louisiana Suit in deference to the first-filed Texas Suit remain pending. We do not expect that the resolution of this litigation will have a material adverse impact on our financial results.

Obligations under Certain Guarantee Contracts

Cheniere and certain of its subsidiaries enter into guarantee arrangements in the normal course of business to facilitate transactions with third parties. These arrangements include financial guarantees, letters of credit and debt guarantees. As of June 30, 2016 and December 31, 2015, there were no liabilities recognized under these guarantee arrangements.

NOTE 16—BUSINESS SEGMENT INFORMATION

We have two reportable segments: LNG terminal segment and LNG and natural gas marketing segment. We determine our reportable segments by identifying each segment that engaged in business activities from which it may earn revenues and incur expenses, had operating results regularly reviewed by the entities’ chief operating decision maker for purposes of resource allocation and performance assessment, and had discrete financial information. Revenues from external customers that were derived from customers outside of the United States were $28.7 million and $31.4 million for the three and six months ended June 30, 2016, respectively. We attribute revenues from external customers to the country in which the party to the applicable agreement has its principal place of business. Substantially all of our long-lived assets are located in the United States.

Our LNG terminal segment consists of the Sabine Pass and Corpus Christi LNG terminals. We own and operate the Sabine Pass LNG terminal located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast through our ownership interest in and management agreements with Cheniere Partners. We own 100% of the general partner interest in Cheniere Partners and 80.1% of the common shares of Cheniere Holdings, which owns a 55.9% limited partner interest in Cheniere Partners. We are also developing and constructing a second natural gas liquefaction and export facility at the Corpus Christi LNG terminal near Corpus Christi, Texas.

Our LNG and natural gas marketing segment consists of LNG and natural gas marketing activities by Cheniere Marketing. Cheniere Marketing is developing a platform for LNG sales to international markets with professional staff based in the United States, United Kingdom, Singapore and Chile.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table (in thousands) summarizes revenues (losses) and income (loss) from operations for each of our reporting segments:

	Segments
	LNG Terminal	LNG & Natural Gas Marketing	Corporate and Other (1)	Total Consolidation
Three Months Ended June 30, 2016
Revenues (losses) from external customers	$150,977	$43,969	$(18,119)	$176,827
Intersegment revenues (losses) (2)	6	7,029	(7,035)	—
Depreciation and amortization expense	26,711	306	5,764	32,781
Income (loss) from operations	10,115	(31,917)	(54,652)	(76,454)
Interest expense, net of capitalized interest	(80,127)	—	(25,840)	(105,967)
Loss before income taxes and non-controlling interest (3)	(210,561)	(31,870)	(92,856)	(335,287)
Share-based compensation	7,045	10,257	23,233	40,535
Expenditures for additions to long-lived assets	1,089,190	1,296	3,206	1,093,692

Three Months Ended June 30, 2015
Revenues (losses) from external customers	$68,532	$(706)	$199	$68,025
Intersegment revenues (losses) (2)	491	6,354	(6,845)	—
Depreciation and amortization expense	16,071	244	3,839	20,154
Loss from operations	(18,061)	(26,367)	(51,446)	(95,874)
Interest expense, net of capitalized interest	(59,465)	—	(26,021)	(85,486)
Loss before income taxes and non-controlling interest (3)	(33,403)	(26,816)	(82,090)	(142,309)
Share-based compensation	25,778	6,052	36,835	68,665
Expenditures for additions to long-lived assets	3,944,191	1,400	20,874	3,966,465

Six Months Ended June 30, 2016
Revenues (losses) from external customers	$216,528	$46,673	$(17,293)	$245,908
Intersegment revenues (losses) (2)	924	14,623	(15,547)	—
Depreciation and amortization expense	44,684	621	11,565	56,870
Loss from operations	(2,434)	(62,464)	(102,115)	(167,013)
Interest expense, net of capitalized interest	(131,493)	—	(50,811)	(182,304)
Loss before income taxes and non-controlling interest (3)	(451,532)	(62,550)	(169,563)	(683,645)
Share-based compensation	9,822	15,146	33,092	58,060
Expenditures for additions to long-lived assets	2,590,568	1,531	9,652	2,601,751

Six Months Ended June 30, 2015
Revenues (losses) from external customers	$136,112	$(44)	$326	$136,394
Intersegment revenues (losses) (2)	594	13,371	(13,965)	—
Depreciation and amortization expense	31,012	444	6,467	37,923
Loss from operations	(42,396)	(31,550)	(82,172)	(156,118)
Interest expense, net of capitalized interest	(102,310)	—	(42,788)	(145,098)
Loss before income taxes and non-controlling interest (3)	(311,058)	(32,206)	(134,211)	(477,475)
Share-based compensation	28,917	10,087	47,651	86,655
Expenditures for additions to long-lived assets	4,534,436	2,114	49,655	4,586,205

(1)	Includes corporate activities, business development, strategic activities and certain intercompany eliminations. These activities have been included in the corporate and other column.

(2)
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

(3)
Items to reconcile loss from operations and loss before income taxes and non-controlling interest include consolidated other income (expense) amounts as presented on our Consolidated Statements of Operations primarily related to our LNG terminal segment.

The following table (in thousands) shows total assets for each of our reporting segments:

	June 30,	December 31,
	2016	2015
LNG Terminal	$20,130,382	$17,363,750
LNG & Natural Gas Marketing	540,454	550,896
Corporate and Other	766,015	894,407
Total Consolidation	$21,436,851	$18,809,053

NOTE 17—SUPPLEMENTAL CASH FLOW INFORMATION

The following table (in thousands) provides supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2016	2015
Cash paid during the period for interest, net of amounts capitalized	$59,260	$46,165

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities was $472.4 million and $383.7 million as of June 30, 2016 and 2015, respectively.

NOTE 18—RECENT ACCOUNTING STANDARDS

The following table provides a brief description of recent accounting standards that had not been adopted by the Company as of June 30, 2016:

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
		January 1, 2016	The adoption of this guidance did not have a material impact on our Consolidated Financial Statements or related disclosures.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Standard	Description	Date of Adoption	Effect on our Consolidated Financial Statements or Other Significant Matters
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
January 1, 2016
Upon adoption of these standards, the balance of debt, net was reduced by the balance of debt issuance costs, net, except for the balance related to line of credit arrangements, on our Consolidated Balance Sheets. See Note 11—Debt for additional disclosures.

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

•
statements relating to the construction of our Trains and pipeline, including statements concerning the engagement of any EPC contractor or other contractor and the anticipated terms and provisions of any agreement with any EPC or other contractor, and anticipated costs related thereto;

•
statements regarding any SPA or any other agreement to be entered into or performed substantially in the future, including any revenues anticipated to be received and the anticipated timing thereof, and statements regarding the amounts of total LNG regasification, natural gas liquefaction or storage capacities that are, or may become, subject to contracts;

•	statements regarding counterparties to our commercial contracts, construction contracts and other contracts;

•	statements regarding our planned development and construction of additional Trains and pipelines, including the financing of such Trains;

•	statements that our Trains, when completed, will have certain characteristics, including amounts of liquefaction capacities;

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

The Sabine Pass LNG terminal is located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast. The Sabine Pass LNG terminal has operational regasification facilities owned by Cheniere Partners’ wholly owned subsidiary, SPLNG, that include existing infrastructure of five LNG storage tanks with capacity of approximately 16.9 Bcfe, two marine berths that can accommodate vessels with nominal capacity of up to 266,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d. Cheniere Partners is developing and constructing natural gas liquefaction facilities (the “SPL Project”) at the Sabine Pass LNG terminal adjacent to the existing regasification facilities through a wholly owned subsidiary, SPL. Cheniere Partners plans to construct up to six Trains, which are in various stages of development and construction. Train 1 has commenced commercial operations, Train 2 is undergoing commissioning, Trains 3 through 5 are under construction and Train 6 is fully permitted. Each Train is expected to have a nominal production capacity of approximately 4.5 mtpa of LNG. Cheniere Partners also owns a 94-mile pipeline that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines (the “Creole Trail Pipeline”) through a wholly owned subsidiary, CTPL.

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

Corpus Christi Liquefaction Stage III, LLC and Cheniere Corpus Christi Pipeline Stage III, LLC (the “CCL Stage III entities”), our wholly owned subsidiaries separate from the CCH Group, are also developing two additional Trains and one LNG storage tank at the Corpus Christi LNG terminal adjacent to the CCL Project, along with a second natural gas pipeline.

Cheniere Marketing is engaged in the LNG and natural gas marketing business and is developing a portfolio of long-term, short-term and spot SPAs. Cheniere Marketing has entered into SPAs with SPL and CCL to purchase, at Cheniere Marketing’s option, LNG produced by the SPL Project and the CCL Project.

We are also in various stages of developing other projects which, among other things, will require acceptable commercial and financing arrangements before we make a final investment decision (“FID”).

Overview of Significant Events

Our significant accomplishments since January 1, 2016 and through the filing date of this Form 10-Q include the following:

•
In February 2016, Cheniere Partners entered into a Credit and Guaranty Agreement for the incurrence of debt of up to an aggregate amount of approximately $2.8 billion (the “2016 CQP Credit Facilities”). The 2016 CQP Credit Facilities consist of: (1) a $450.0 million CTPL tranche term loan that was used to prepay the $400.0 million term loan facility (the “CTPL Term Loan”) in February 2016, (2) an approximately $2.1 billion SPLNG tranche term loan that will be used to redeem or repay the approximately $2.1 billion of the 7.50% Senior Secured Notes due 2016 issued by SPLNG (the “2016 SPLNG Senior Notes”) and the 6.50% Senior Secured Notes due 2020 issued by SPLNG (the “2020 SPLNG Senior Notes” and collectively with the 2016 SPLNG Senior Notes, the “SPLNG Senior Notes”) (which must be redeemed or repaid concurrently under the terms of the 2016 CQP Credit Facilities ), (3) a $125.0 million debt service reserve credit facility (the “DSR Facility”) that may be used to satisfy a six-month debt service reserve requirement and (4) a $115.0 million revolving credit facility that may be used for general business purposes.

•	In February 2016, SPL commenced production and shipment of LNG commissioning cargoes from Train 1 of the SPL Project.

•	In May 2016, our Board of Directors appointed Jack Fusco as our President and Chief Executive Officer, effective as of May 12, 2016.

•
In May 2016, CCH issued an aggregate principal amount of $1.25 billion of 7.000% Senior Secured Notes due 2024 (the “2024 CCH Senior Notes”). Net proceeds of the offering of approximately $1.1 billion, after deducting commissions, fees and expenses and incremental interest required under the 2024 CCH Senior Notes during construction, were used to prepay a portion of the outstanding borrowings under its credit facility (the “2015 CCH Credit Facility”).

•	In May 2016, Train 1 of the SPL Project achieved substantial completion and initiated operating activities.

•
In June 2016, SPL issued an aggregate principal amount of $1.5 billion of 5.875% Senior Secured Notes due 2026 (the “2026 SPL Senior Notes”). Net proceeds of the offering of approximately $1.3 billion, after deducting commissions, fees and expenses and incremental interest required under the 2026 SPL Senior Notes during construction, were used to prepay a portion of the outstanding borrowings under the credit facilities it entered into in June 2015 (the “2015 SPL Credit Facilities”).

Liquidity and Capital Resources

Although results are consolidated for financial reporting, Cheniere, Cheniere Holdings, Cheniere Partners, SPL, SPLNG and the CCH Group operate with independent capital structures. We expect the cash needs for at least the next twelve months will be met for each of these independent capital structures as follows:
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
•CCH Group through project financing and equity contributions from Cheniere; and

•
Cheniere through project financing, existing unrestricted cash, debt and equity offerings by us or our subsidiaries, operating cash flows, services fees from Cheniere Holdings, Cheniere Partners and its other subsidiaries and distributions from our investments in Cheniere Holdings and Cheniere Partners.

As of June 30, 2016, we had cash and cash equivalents of $1,049.5 million available to Cheniere. In addition, we had current and non-current restricted cash of $756.2 million (which included current and non-current restricted cash available to us and our subsidiaries) designated for the following purposes: $223.1 million for the CCL Project; $263.1 million for the SPL Project; $110.0 million due to restrictions under the 2016 CQP Credit Facilities; $91.1 million for interest payments related to the SPLNG Senior Notes; and $68.9 million for other restricted purposes.

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

Cheniere Holdings

Cheniere Holdings was formed by us to hold our Cheniere Partners limited partner interests, thereby allowing us to segregate our lower risk, stable, cash flow generating assets from our higher risk, early stage development projects and marketing activities. As of June 30, 2016, we had an 80.1% direct ownership interest in Cheniere Holdings. We receive dividends on our Cheniere Holdings shares from the distributions that Cheniere Holdings receives from Cheniere Partners, and we receive management fees for managing Cheniere Holdings. We received $7.4 million and $7.2 million in dividends on our Cheniere Holdings common shares during the six months ended June 30, 2016 and 2015, respectively, and $0.5 million of management fees from Cheniere Holdings during each of the six months ended June 30, 2016 and 2015.

Cheniere Partners

Our ownership interest in the Sabine Pass LNG terminal is held through Cheniere Partners. As of June 30, 2016, we own 80.1% of Cheniere Holdings, which owns a 55.9% limited partner interest in Cheniere Partners in the form of 11,963,488 common units, 45,333,334 Class B units and 135,383,831 subordinated units. We also own 100% of the general partner interest and the incentive distribution rights in Cheniere Partners.

Prior to the initial public offering by Cheniere Holdings, we received quarterly equity distributions from Cheniere Partners related to our limited partner and 2% general partner interests. We will continue to receive quarterly equity distributions from Cheniere Partners related to our 2% general partner interest, and we receive fees for providing services to Cheniere Partners, SPLNG, SPL and CTPL. We received $1.0 million in distributions on our general partner interest during each of the six months ended June 30, 2016 and 2015, and we received $80.8 million and $32.9 million in total service fees from Cheniere Partners, SPLNG, SPL and CTPL, during the six months ended June 30, 2016 and 2015, respectively.

Cheniere Partners’ common unit and general partner distributions are being funded from accumulated operating surplus. We have not received distributions on our subordinated units with respect to the quarters ended on or after June 30, 2010. Cheniere Partners will not make distributions on our subordinated units until it generates additional cash flow from SPLNG, SPL, CTPL or other new business, which would be used to make quarterly distributions on our subordinated units before any increase in distributions to the common unitholders.

Cheniere Partners’ Class B units are subject to conversion, mandatorily or at the option of the Class B unitholders under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. The Cheniere Partners Class B units are not entitled to cash distributions except in the event of a liquidation of Cheniere Partners, a merger, consolidation or other combination of Cheniere Partners with another person or the sale of all or substantially all of the assets of Cheniere Partners. On a quarterly basis beginning on the initial purchase date of the Class B units, the conversion value of the Class B units increases at a compounded rate of 3.5% per quarter, subject to an additional upward adjustment for certain equity and debt financings. The accreted conversion ratio of the Class B units owned by Cheniere Holdings and Blackstone CQP Holdco LP was 1.74 and 1.71, respectively, as of June 30, 2016. We expect the Class B units to mandatorily convert into common units within 90 days of the substantial completion date of Train 3 of the SPL Project, which Cheniere Partners currently expects to occur before June 30, 2017. If the Class B units are not mandatorily converted by July 2019, the holders of the Class B units have the option to convert the Class B units into common units at that time.

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

The DOE has authorized the export of domestically produced LNG by vessel from Trains 1 through 4 of the Sabine Pass LNG terminal to FTA countries for a 30-year term and to non-FTA countries for a 20-year term, in an amount up to a combined total of the equivalent of 16 mtpa (approximately 803 Bcf/yr of natural gas). The DOE further issued orders authorizing SPL to export domestically produced LNG by vessel from Trains 1 through 4 of the Sabine Pass LNG terminal to FTA countries for a 25-year term and non-FTA countries for a 20-year term, in an amount up to a combined total of the equivalent of approximately 203 Bcf/yr of natural gas. Additionally, the DOE issued orders authorizing us to export domestically produced LNG by vessel from Trains 5 and 6 of the Sabine Pass LNG terminal to FTA countries and non-FTA countries for a 20-year term, in an amount up to a combined total of 503.3 Bcf/yr (approximately 10 mtpa) of natural gas. A party to the proceedings requested rehearings of the orders above related to the export of 803 Bcf/yr, 203 Bcf/yr and 503.3 Bcf/yr to non-FTA countries. The DOE issued orders denying rehearing of the orders related to 803 Bcf/yr and 503.3 Bcf/yr but has not yet issued a final ruling on the rehearing request related to the 203 Bcf/yr. In each case, the terms of these authorizations begin on the earlier of the date of first export thereunder or the date specified in the particular order, which ranges from five to 10 years from the date the order was issued. In addition, we have a 3-year makeup period with respect to each of the non-FTA orders for LNG volumes we were unable to export during the initial 20-year export period of such order. Furthermore, in January 2016, the DOE issued an order authorizing us to export domestically produced LNG by vessel from the Sabine Pass LNG terminal to FTA countries and non-FTA countries over a two-year period commencing on January 15, 2016, in an aggregate amount up to the equivalent of 600 Bcf of natural gas (however, exports to non-FTA countries under this order, when combined with exports to non-FTA countries under the orders related to Trains 1 through 4 above, may not exceed 1,006 Bcf/yr).

As of June 30, 2016, the overall project completion percentages for Trains 1 and 2 and Trains 3 and 4 of the SPL Project were approximately 99.4% and 87.4%, respectively.  As of June 30, 2016, the overall project completion percentage for Train 5 of the SPL Project was approximately 38.3% with engineering, procurement, subcontract work and construction approximately 77.0%, 58.0%, 37.8% and 2.0% complete, respectively.  As of June 30, 2016, the overall project completion of each of our Trains was ahead of the contractual schedule.  We produced our first LNG from Train 1 of the SPL Project in February 2016 and achieved substantial completion in May 2016. We produced our first LNG from Train 2 of the SPL Project in late July 2016.  Based on our current construction schedule, we anticipate that Train 2 will achieve substantial completion in late September 2016, Trains 3 and 4 are expected to achieve substantial completion in 2017 and Train 5 is expected to achieve substantial completion in 2019.

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

Natural Gas Transportation, Storage and Supply

To ensure SPL is able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, it has entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL and third-party pipeline companies. SPL has entered into firm storage services agreements with third parties to assist in managing volatility in natural gas needs for the SPL Project. SPL has also entered into enabling agreements and long-term natural gas purchase agreements with third parties in order to secure natural gas feedstock for the SPL Project. As of June 30, 2016, SPL has secured up to approximately 2,027.5 million MMBtu of natural gas feedstock through long-term natural gas purchase agreements.

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

The total contract prices of the EPC contract for Trains 1 and 2, the EPC contract for Trains 3 and 4 and the EPC Contract for Train 5 of the SPL Project are approximately $4.1 billion, $3.8 billion and $3.0 billion, respectively, reflecting amounts incurred under change orders through June 30, 2016. Total expected capital costs for Trains 1 through 5 are estimated to be between $12.5 billion and $13.5 billion before financing costs and between $17.0 billion and $18.0 billion after financing costs including, in each case, estimated owner’s costs and contingencies.

Final Investment Decision on Train 6

We will contemplate making an FID to commence construction of Train 6 of the SPL Project based upon, among other things, entering into an EPC contract, entering into acceptable commercial arrangements and obtaining adequate financing to construct the Train.

Capital Resources

We currently expect that SPL’s capital resources requirements with respect to Trains 1 through 5 of the SPL Project will be financed through one or more of the following: borrowings, equity contributions from Cheniere Partners and cash flows under the SPAs. We believe that with the net proceeds of borrowings, available commitments under the 2015 SPL Credit Facilities, available commitments under the SPL Working Capital Facility (as defined below) and cash flows from operations, we will have adequate financial resources available to complete Trains 1 through 5 of the SPL Project and to meet our currently anticipated capital, operating and debt service requirements. SPL began generating cash flows from operations from the SPL Project in May 2016, when Train 1 achieved substantial completion and initiated operating activities. Additionally, during the three and six months ended June 30, 2016, we realized offsets to LNG terminal costs of $131.8 million and $146.0 million, respectively, that were related to the sale of commissioning cargoes because these amounts were earned prior to the start of commercial operations, during the testing phase for the construction of Train 1 of the SPL Project.

Senior Secured Notes

As of June 30, 2016, Cheniere Partners’ subsidiaries had eight series of senior secured notes outstanding:

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

•
$2.0 billion of 5.625% Senior Secured Notes due 2025 (the “2025 SPL Senior Notes” and collectively with the 2021 SPL Senior Notes, the 2022 SPL Senior Notes, the 2023 SPL Senior Notes, the 2024 SPL Senior Notes and the 2026 SPL Senior Notes, the “SPL Senior Notes”); and

•	$1.5 billion of 2026 SPL Senior Notes.

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

Under the indentures governing the SPLNG Senior Notes (the “SPLNG Indentures”), except for permitted tax distributions, SPLNG may not make distributions until, among other requirements, deposits are made into debt service reserve accounts and a fixed charge coverage ratio test of 2:1 is satisfied. Under the SPL Indenture, SPL may not make any distributions until, among other requirements, substantial completion of Trains 1 and 2 of the SPL Project has occurred, deposits are made into debt service reserve accounts as required and a debt service coverage ratio test of 1.25:1.00 is satisfied. During the six months ended June 30, 2016 and 2015, SPLNG made distributions of $145.3 million and $199.6 million, respectively, after satisfying all the applicable conditions in the SPLNG Indentures.

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

2015 SPL Credit Facilities

In June 2015, SPL entered into the 2015 SPL Credit Facilities with commitments aggregating $4.6 billion. The 2015 SPL Credit Facilities are being used to fund a portion of the costs of developing, constructing and placing into operation Trains 1 through 5 of the SPL Project. Borrowings under the 2015 SPL Credit Facilities may be refinanced, in whole or in part, at any time without premium or penalty; however, interest rate hedging and interest rate breakage costs may be incurred. In June 2016, in conjunction with the issuance of the 2026 SPL Senior Notes, SPL prepaid approximately $1.3 billion of outstanding borrowings under the 2015 SPL Credit Facilities. This prepayment resulted in a write-off of debt issuance costs associated with the 2015 SPL Credit Facilities of $26.0 million during both the three and six months ended June 30, 2016. As of June 30, 2016, SPL had $2.5 billion of available commitments and $0.8 billion of outstanding borrowings under the 2015 SPL Credit Facilities.

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

CTPL Term Loan

In May 2013, CTPL entered into the CTPL Term Loan, which was used to fund modifications to the Creole Trail Pipeline and for general business purposes. In February 2016, CTPL prepaid the full amount of $400.0 million outstanding under the CTPL Term Loan with capital contributions from Cheniere Partners, which in turn was funded with borrowings under the 2016 CQP Credit Facilities. This prepayment resulted in a write-off of unamortized discount and debt issuance costs of $1.5 million during the six months ended June 30, 2016.

2016 CQP Credit Facilities

In February 2016, Cheniere Partners entered into the 2016 CQP Credit Facilities. The 2016 CQP Credit Facilities consist of: (1) a $450.0 million CTPL tranche term loan that was used to prepay the $400.0 million CTPL Term Loan in February 2016, (2) an approximately $2.1 billion SPLNG tranche term loan that will be used to redeem or repay the approximately $2.1 billion of the 2016 SPLNG Senior Notes and the 2020 SPLNG Senior Notes (which must be redeemed or repaid concurrently under the terms of the 2016 CQP Credit Facilities ), (3) the $125.0 million DSR Facility that may be used to satisfy a six-month debt service reserve requirement and (4) a $115.0 million revolving credit facility that may be used for general business purposes. As of June 30, 2016, Cheniere Partners had $2.3 billion of available commitments, $7.5 million aggregate amount of issued letters of credit and $450.0 million of outstanding borrowings under the 2016 CQP Credit Facilities.

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

Cheniere Partners incurred $48.7 million of debt issuance costs during the six months ended June 30, 2016, and will incur an additional $21.5 million of debt issuance costs when the SPLNG tranche is funded. Cheniere Partners pays a commitment fee equal to an annual rate of 40% of the margin for LIBOR loans multiplied by the average daily amount of the undrawn commitment, payable quarterly in arrears. The DSR Facility and the revolving credit facility are both available for the issuance of letters of credit, which incur a fee equal to an annual rate of 2.25% of the undrawn portion with a 0.50% step-up beginning on February 25, 2019.

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

SPL Working Capital Facility

In September 2015, SPL entered into a $1.2 billion Amended and Restated Senior Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement (the “SPL Working Capital Facility”), which replaced the $325.0 million Senior Letter of Credit and Reimbursement Agreement that was entered into in April 2014. The SPL Working Capital Facility is intended to be used for loans to SPL (“Working Capital Loans”), the issuance of letters of credit, as well as for swing line loans to SPL (“Swing Line Loans”), primarily for certain working capital requirements related to developing and placing into operation the SPL Project. SPL may, from time to time, request increases in the commitments under the SPL Working Capital Facility of up to $760 million and, upon the completion of the debt financing of Train 6 of the SPL Project, request an incremental increase in commitments of up to an additional $390 million. As of June 30, 2016, SPL had $962.7 million of available commitments, $237.3 million aggregate amount of issued letters of credit and no loans outstanding under the SPL Working Capital Facility. As of December 31, 2015, SPL had $1.1 billion of available commitments, $135.2 million aggregate amount of issued letters of credit and $15.0 million of loans outstanding under the SPL Working Capital Facility.

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

SPL pays (1) a commitment fee equal to an annual rate of 0.70% on the average daily amount of the excess of the total commitment amount over the principal amount outstanding without giving effect to any outstanding Swing Line Loans and (2) a letter of credit fee equal to an annual rate of 1.75% of the undrawn portion of all letters of credit issued under the SPL Working Capital Facility. If draws are made upon a letter of credit issued under the SPL Working Capital Facility and SPL does not elect for such draw (an “LC Draw”) to be deemed an LC Loan, SPL is required to pay the full amount of the LC Draw on or prior to the business day following the notice of the LC Draw. An LC Draw accrues interest at an annual rate of 2.0% plus the base rate. As of June 30, 2016, no LC Draws had been made upon any letters of credit issued under the SPL Working Capital Facility.

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

As of June 30, 2016, the overall project completion percentage for Stage 1 of the CCL Project was approximately 36.6% with engineering, procurement and construction approximately 98.4%, 50.6% and 8.8% complete, respectively. The construction of the Corpus Christi Pipeline is planned to commence in 2016. Based on our current construction schedule, we anticipate that Trains 1 and 2 of the CCL Project will achieve substantial completion in 2019.

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

In addition, Cheniere Marketing has entered into SPAs with CCL to purchase, at Cheniere Marketing’s option, any LNG produced by CCL that is not required for other customers.

Natural Gas Transportation, Storage and Supply

To ensure CCL is able to transport adequate natural gas feedstock to the Corpus Christi LNG terminal, it has entered into transportation precedent agreements to secure firm pipeline transportation capacity with CCP and certain third-party pipeline companies. CCL has entered into a firm storage services agreement with a third party to assist in managing volatility in natural gas needs for the CCL Project. CCL has also entered into enabling agreements with third parties, and will continue to enter into such agreements, in order to secure natural gas feedstock for the CCL Project. We expect to enter into gas purchase agreements under these enabling agreements as and when required for the CCL Project.

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

The total contract prices of the EPC contracts for Stages 1 and 2, which do not include the Corpus Christi Pipeline, are approximately $7.6 billion and $2.4 billion, respectively, reflecting amounts incurred under change orders through June 30, 2016. Total expected capital costs for Stages 1 and 2 are estimated to be between $12.0 billion and $13.0 billion before financing costs, and between $15.0 billion and $16.0 billion after financing costs including, in each case, estimated owner’s costs and contingencies. Total expected capital costs for Stage 1 only are estimated to be between $9.0 billion and $10.0 billion before financing costs, and between $11.0 billion and $12.0 billion after financing costs including, in each case, estimated owner’s costs and contingencies.

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

2025 CCH HoldCo II Convertible Senior Notes

In May 2015, CCH HoldCo II issued $1.0 billion aggregate principal amount of 11% Convertible Senior Secured Notes due 2025 (the “2025 CCH HoldCo II Convertible Senior Notes”) on a private placement basis. The $1.0 billion principal of the 2025 CCH HoldCo II Convertible Senior Notes will be used to partially fund costs associated with Stage 1 of the CCL Project and the Corpus Christi Pipeline. The 2025 CCH HoldCo II Convertible Senior Notes bear interest at a rate of 11.0% per annum, which is payable quarterly in arrears. Prior to the substantial completion of Train 2 of the CCL Project, interest on the 2025 CCH HoldCo II Convertible Senior Notes will be paid entirely in kind. Following this date, the interest generally must be paid in cash; however, a portion of the interest may be paid in kind under certain specified circumstances. The 2025 CCH HoldCo II Convertible Senior Notes are secured by a pledge by us of 100% of the equity interests in CCH HoldCo II, and a pledge by CCH HoldCo II of 100% of the equity interests in CCH HoldCo I.

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

2024 CCH Senior Notes

In May 2016, CCH issued an aggregate principal amount of $1.25 billion of the 2024 CCH Senior Notes. Borrowings under the 2024 CCH Senior Notes accrue interest at a fixed rate of 7.000%, and interest on the 2024 CCH Senior Notes is payable semi-annually in arrears.

The indenture governing the 2024 CCH Senior Notes (the “CCH Indenture”) contains customary terms and events of default and certain covenants that, among other things, limit CCH’s ability and the ability of CCH’s restricted subsidiaries to: incur additional indebtedness or issue preferred stock; make certain investments or pay dividends or distributions on membership interests or subordinated indebtedness or purchase, redeem or retire membership interests; sell or transfer assets, including membership or partnership interests of CCH’s restricted subsidiaries; restrict dividends or other payments by restricted subsidiaries to CCH or any of CCH’s restricted subsidiaries; incur liens; enter into transactions with affiliates; dissolve, liquidate, consolidate, merge, sell or lease all or substantially all of the properties or assets of CCH and its restricted subsidiaries taken as a whole; or permit any guarantor to dissolve, liquidate, consolidate, merge, sell or lease all or substantially all of its properties and assets.

At any time prior to January 1, 2024, CCH may redeem all or a part of the 2024 CCH Senior Notes at a redemption price equal to the “make-whole” price set forth in the CCH Indenture, plus accrued and unpaid interest, if any, to the date of redemption. CCH also may at any time on or after January 1, 2024 through the maturity date of June 30, 2024, redeem the 2024 CCH Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2024 CCH Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

2015 CCH Credit Facility

In May 2015, CCH entered into the 2015 CCH Credit Facility, which is being used to fund a portion of the costs associated with the development, construction, operation and maintenance of Stage 1 of the CCL Project and the Corpus Christi Pipeline. Borrowings under the 2015 CCH Credit Facility may be refinanced, in whole or in part, at any time without premium or penalty; however, interest rate hedging and interest rate breakage costs may be incurred. In May 2016, in conjunction with the issuance of the 2024 CCH Senior Notes, CCH prepaid approximately $1.1 billion of outstanding borrowings under the 2015 CCH Credit Facility. This prepayment resulted in a write-off of debt issuance costs associated with the 2015 CCH Credit Facility of $29.0 million during both the three and six months ended June 30, 2016. As of June 30, 2016, CCH had $4.6 billion of available commitments and $2.7 billion of outstanding borrowings under the 2015 CCH Credit Facility.

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

LNG and Natural Gas Marketing Business

Cheniere Marketing is engaged in the LNG and natural gas marketing business and is developing a portfolio of long-term, short-term and spot LNG SPAs. Cheniere Marketing has purchased, transported and unloaded commercial LNG cargoes into the Sabine Pass LNG terminal and other LNG terminals worldwide and has used trading strategies intended to maximize margins on these cargoes. Cheniere Marketing has secured the following rights and obligations to support its business:

•	pursuant to an SPA with SPL, the right to purchase, at Cheniere Marketing’s option, any LNG produced by SPL in excess of that required for other customers;

•	pursuant to SPAs with CCL, the right to purchase, at Cheniere Marketing’s option, any LNG produced by CCL that is not required for other customers; and

•	a portfolio of LNG vessel time charters.
In addition, as of June 30, 2016, Cheniere Marketing has sold approximately 512 million MMBtu of LNG to be delivered to counterparties between 2016 and 2023, with delivery obligations conditional in certain circumstances.  The cargoes have been sold with a portfolio of delivery points, either on a Free on Board basis (delivered to the counterparty at the Sabine Pass LNG terminal) or a Delivered at Terminal (“DAT”) basis (delivered to the counterparty at their LNG receiving terminal). Cheniere Marketing has chartered LNG vessels to be utilized in DAT transactions. In addition, Cheniere Marketing has entered into a long-term agreement to sell LNG cargoes on a DAT basis.  The agreement is conditioned upon the buyer achieving certain milestones, including reaching an FID related to certain projects and obtaining related financing.

Cheniere Marketing entered into uncommitted trade finance facilities for up to $470.0 million primarily for the purchase of natural gas, LNG or other energy products for ultimate resale in the course of its business. The finance facilities are intended to be used for advances, guarantees or the issuance of letters of credit or standby letters of credit on behalf of Cheniere Marketing. As of June 30, 2016, Cheniere Marketing had $15.2 million in loans and $23.2 million in standby letters of credit and guarantees outstanding under the finance facilities. Cheniere Marketing pays interest or fees on utilized commitments.

Corporate and Other Activities

We are required to maintain corporate and general and administrative functions to serve our business activities described above.  We are also in various stages of developing other projects which, among other things, will require acceptable commercial and financing arrangements before we make an FID.

Sources and Uses of Cash

The following table (in thousands) summarizes the sources and uses of our cash, cash equivalents and restricted cash for the six months ended June 30, 2016 and 2015. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Six Months Ended June 30,
	2016	2015
Operating cash flows
Net cash used in operating activities	$(144,034)	$(294,955)
Changes in restricted cash for certain operating activities	(151,676)	55,410
Cash, cash equivalents and restricted cash used in operating activities	(295,710)	(239,545)

Investing cash flows
Net cash used in investing activities	(19,257)	(213,030)
Use of restricted cash for the acquisition of property, plant and equipment	(2,279,835)	(4,183,620)
Cash, cash equivalents and restricted cash used in investing activities	(2,299,092)	(4,396,650)

Financing cash flows
Net cash provided by financing activities	11,657	230,609
Investment in restricted cash	2,652,576	4,518,880
Cash, cash equivalents and restricted cash provided by financing activities	2,664,233	4,749,489

Net increase in cash, cash equivalents and restricted cash	69,431	113,294
Cash, cash equivalents and restricted cash—beginning of period	1,736,231	2,780,131
Cash, cash equivalents and restricted cash—end of period	$1,805,662	$2,893,425

Operating Cash Flows

Operating cash flows during the six months ended June 30, 2016 and 2015 were $295.7 million and $239.5 million, respectively. The increase in operating cash outflows in 2016 compared to 2015 primarily related to increased operating costs and expenses as a result of the commencement of operations of Train 1 of the SPL Project in May 2016 and increased cash payout for phantom unit awards, partially offset by cash receipts from the sale of LNG cargoes.

Investing Cash Flows

Investing cash flows during the six months ended June 30, 2016 and 2015 were $2.3 billion and $4.4 billion, respectively, and are primarily used to fund the construction costs for Trains 1 through 5 of the SPL Project and Trains 1 and 2 of the CCL Project. These costs are capitalized as construction-in-process until achievement of substantial completion. Additionally, during the six months ended June 30, 2016 and 2015, we used $21.6 million and $101.8 million, respectively, primarily to pay a municipal water district for water system enhancements that will increase potable water supply to the Sabine Pass LNG terminal and for investments made in unconsolidated entities.

Financing Cash Flows

Financing cash flows during the six months ended June 30, 2016 were $2.7 billion, primarily as a result of:

•	$450.0 million of borrowings under the 2016 CQP Credit Facilities, which was entered into in February 2016 to prepay the $400.0 million CTPL Term Loan;

•	$1.1 billion of borrowings under the 2015 CCH Credit Facility;

•
issuance of an aggregate principal amount of $1.3 billion of the 2024 CCH Senior Notes in May 2016, which were used to prepay $1.1 billion of the outstanding borrowings under the 2015 CCH Credit Facility;

•	$1.3 billion of borrowings under the 2015 SPL Credit Facilities;

•
issuance of an aggregate principal amount of $1.5 billion of the 2026 SPL Senior Notes in June 2016, which was used to prepay $1.3 billion of the outstanding borrowings under the 2015 SPL Credit Facilities;

•	$15.2 million borrowings under the Cheniere Marketing trade finance facilities;

•	$140.0 million borrowings, net of $155.0 million repayment, made under the SPL Working Capital Facility;

•	$97.2 million of debt issuance and deferred financing costs related to up-front fees paid upon the closing of these transactions; and

•	$40.2 million of distributions and dividends to non-controlling interest by Cheniere Partners and Cheniere Holdings.

Financing cash flows during the six months ended June 30, 2015 were $4.7 billion, primarily as a result of:

•	issuance of an aggregate principal amount of $2.0 billion of the 2025 SPL Senior Notes in March 2015;

•	issuance of an aggregate principal amount of $625.0 million of the 2045 Cheniere Convertible Senior Notes in March 2015, with an original issue discount of 20% for net proceeds of $495.7 million;

•	issuance of an aggregate principal amount of $1.0 billion of the 2025 CCH HoldCo II Convertible Senior Notes in May 2015;

•	entering into the 2015 CCH Credit Facility in May 2015 and borrowed $1.7 billion under this facility during the second quarter of 2015;

•	entering into the 2015 SPL Credit Facilities aggregating $4.6 billion in June 2015, which terminated and replaced the 2013 SPL Credit Facilities;

•	$411.1 million of debt issuance and deferred financing costs related to up-front fees paid upon the closing of these transactions; and

•	$40.1 million of distributions and dividends to non-controlling interest by Cheniere Partners and Cheniere Holdings.

Results of Operations

Our consolidated net loss attributable to common stockholders was $298.4 million, or $1.31 per share (basic and diluted), in the three months ended June 30, 2016, compared to a net loss attributable to common stockholders of $118.5 million, or $0.52 per share (basic and diluted) in the three months ended June 30, 2015. This $179.9 million increase in net loss in 2016 was primarily a result of increased derivative loss, net, operating costs and expenses and loss on early extinguishment of debt, which was partially offset by increased LNG revenues.

Our consolidated net loss attributable to common stockholders was $619.3 million, or $2.71 per share (basic and diluted), in the six months ended June 30, 2016, compared to a net loss attributable to common stockholders of $386.2 million, or $1.71 per share (basic and diluted), in the six months ended June 30, 2015. This $233.1 million increase in net loss in 2016 was primarily a result of increased derivative loss, net, operating costs and expenses and interest expense, net of amounts capitalized, which was partially offset by increased LNG revenues and decreased loss on early extinguishment of debt.

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2016	2015	Change	2016	2015	Change
Regasification revenues	$65,622	$66,489	$(867)	$131,173	$133,291	$(2,118)
LNG revenues (losses)	110,735	(706)	111,441	113,439	(44)	113,483
Other revenues	470	2,242	(1,772)	1,296	3,147	(1,851)
Total revenues	$176,827	$68,025	$108,802	$245,908	$136,394	$109,514

During the three and six months ended June 30, 2016, we began recognizing LNG revenues from the SPL Project following the substantial completion of Train 1 in May 2016. Prior to this date, amounts received from the sale of commissioning cargoes were offset against LNG terminal construction-in-process because these amounts were earned during the testing phase for the construction of Train 1 of the SPL Project. We loaded a total of 38.9 million MMBtu and 53.4 million MMBtu of LNG during the three and six months ended June 30, 2016, respectively, of which 18.2 million MMBtu was loaded after substantial completion of Train 1 of the SPL Project in May 2016, resulting in the recognition of revenues related to this volume. Additionally, LNG revenues included revenues from our LNG and natural gas marketing segment of $44.0 million and $46.7 million for the three and six months ended June 30, 2016, respectively, which were net of related commodity and FX derivative losses of $14.4 million and $12.2 million, respectively.

Operating costs and expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2016	2015	Change	2016	2015	Change
Cost of sales	$85,709	$1,444	$84,265	$100,216	$2,137	$98,079
Operating and maintenance expense	45,562	17,727	27,835	81,879	53,433	28,446
Development expense	1,616	16,609	(14,993)	3,163	32,705	(29,542)
Marketing expense	26,225	20,379	5,846	51,203	33,425	17,778
General and administrative expense	61,409	87,477	(26,068)	109,333	132,448	(23,115)
Depreciation and amortization expense	32,781	20,154	12,627	56,870	37,923	18,947
Impairment expense (recovery)	(71)	—	(71)	10,095	176	9,919
Other	50	109	(59)	162	265	(103)
Total operating costs and expenses	$253,281	$163,899	$89,382	$412,921	$292,512	$120,409

Our total operating costs and expenses increased $89.4 million and $120.4 million during the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015, respectively, generally as a result of the commencement of operations of Train 1 of the SPL Project in May 2016. Cost of sales includes costs incurred directly for the production and delivery of LNG from the SPL Project such as natural gas feedstock, variable transportation and storage costs, derivative gains and losses associated with economic hedges to secure natural gas feedstock for the SPL Project, and other related costs to convert natural gas into LNG, all to the extent not utilized for the commissioning process, as well as cost of sales related to our LNG and natural gas marketing business by Cheniere Marketing. Included in cost of sales during the three and six months ended June 30, 2016 was vessel charter costs of $6.8 million and $16.1 million, respectively, which were incurred throughout the period, including the period prior to substantial completion of Train 1 of the SPL Project. Operating and maintenance expense includes costs associated with operating and maintaining the SPL Project such as third-party service and maintenance contract costs, payroll and benefit costs of operations personnel, natural gas transportation and storage capacity demand charges, derivative gains and losses related to the sale and purchase of LNG associated with the regasification terminal, insurance and regulatory costs. Depreciation and amortization expense increased during the three and six months ended June 30, 2016 as we began depreciation of our assets related to Train 1 of the SPL Project upon reaching substantial completion.

Offsetting the increases above was a decrease in general and administrative expense, which was partially due to a decrease in share-based compensation as a result of vesting of restricted stock awards in the second half of 2015, and partially due to a reallocation of resources from general and administrative activities to operating and maintenance activities following commencement of operations at the SPL Project. Development expense also decreased during the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015, due to an FID made on Train 5 of the SPL Project in June 2015 and an FID made on Trains 1 and 2 of the CCL Project in May 2015.

Other expense (income)

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2016	2015	Change	2016	2015	Change
Interest expense, net of capitalized interest	$105,967	$85,486	$20,481	$182,304	$145,098	$37,206
Loss on early extinguishment of debt	55,315	7,281	48,034	56,772	96,273	(39,501)
Derivative loss (gain), net	90,621	(46,049)	136,670	271,555	80,641	190,914
Other expense (income)	6,930	(283)	7,213	6,001	(655)	6,656
Total other expense	$258,833	$46,435	$212,398	$516,632	$321,357	$195,275

Interest expense, net of capitalized interest, increased $20.5 million and $37.2 million in the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, primarily as a result of an increase in our indebtedness outstanding, from $16.6 billion as of June 30, 2015 to $19.5 billion as of June 30, 2016, and the decrease in the portion of total interest costs that could be capitalized as Train 1 of the SPL Project is no longer in construction. For the three and six months ended June 30, 2016, we incurred $316.1 million and $609.4 million of total interest cost, respectively, of which we capitalized $210.1 million and $427.0 million, respectively, which were directly related to the construction of the SPL Project and the CCL Project. For the three and six months ended June 30, 2015, we incurred $241.2 million and $421.9 million of total interest cost, respectively, of which we capitalized $155.7 million and $276.8 million, respectively, which were directly related to the construction of the SPL Project and the CCL Project.

Loss on early extinguishment of debt increased $48.0 million in the three months ended June 30, 2016, as compared to the three months ended June 30, 2015 whereas it decreased $39.5 million in the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. Loss on early extinguishment of debt during the three and six months ended June 30, 2016 was attributable to the $29.0 million write-off of debt issuance costs related to the prepayment of approximately $1.1 billion of outstanding borrowings under the 2015 CCH Credit Facility in May 2016 in connection with the issuance of the 2024 CCH Senior Notes, $26.0 million write-off of debt issuance costs related to the prepayment of approximately $1.3 billion of outstanding borrowings under the 2015 SPL Credit Facilities in June 2016 in connection with the issuance of the 2026 SPL Senior Notes and the $1.5 million write-off of debt issuance costs and unamortized discount in connection with the prepayment of the CTPL Term Loan in February 2016. Loss on early extinguishment of debt during the three months ended June 30, 2015 was related to the termination and replacement of the 2013 SPL Credit Facilities with the 2015 SPL Credit Facilities in June 2015 that resulted in a write-off of debt issuance costs and deferred commitment fees of $7.3 million and in the six months ended June 30, 2015 included an additional $89.0 million write-off of debt issuance costs and deferred commitment fees related to the termination of approximately $1.8 billion of commitments under the 2013 SPL Credit Facilities in March 2015.

Derivative loss, net increased $136.7 million and $190.9 million during the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015, respectively, primarily due to a decrease in the forward LIBOR curve during those periods and an increase in the notional amount of interest rate swaps. Derivative loss recognized during the six months ended June 30, 2015 also included the loss recognized upon meeting the contingency related to the CCH Interest Rate Derivatives, as well as the loss recognized in March 2015 upon the termination of interest rate swaps associated with approximately $1.8 billion of commitments that were terminated under the 2013 SPL Credit Facilities.

Other

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2016	2015	Change	2016	2015	Change
Income tax provision (benefit)	$(343)	$(507)	$164	$273	$171	$102
Net loss attributable to non-controlling interest	(36,526)	(23,307)	(13,219)	(64,662)	(91,442)	26,780

Net loss attributable to non-controlling interest increased $13.2 million in the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, primarily as a result of the increase in consolidated net loss recognized by Cheniere Partners in which the non-controlling interest is held. The consolidated net loss recognized by Cheniere Partners increased from $60.0 million in the three months ended June 30, 2015 to $100.1 million in the three months ended June 30, 2016, primarily as a result of increased loss on early extinguishment of debt, increased derivative loss, net, increased interest expense, net of amounts capitalized, partially offset by increased income from operations primarily as a result of the commencement of operations of Train 1 of the SPL Project in May 2016. Net loss attributable to non-controlling interest decreased $26.8 million in the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, as a result of the decrease in consolidated net loss recognized by Cheniere Partners in which the non-controlling interest is held. The additional consolidated net loss recognized by Cheniere Partners in the first six months of 2015 primarily related to the increased loss on early extinguishment of debt during the period as explained above and loss from operations.

Off-Balance Sheet Arrangements

As of June 30, 2016, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

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

Recent Accounting Standards

For descriptions of recently issued accounting standards, see Note 18—Recent Accounting Standards of our Notes to Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash Investments

We have cash investments that we manage based on internal investment guidelines that emphasize liquidity and preservation of capital. Such cash investments are stated at historical cost, which approximates fair market value on our Consolidated Balance Sheets.

Marketing and Trading Commodity Price Risk

We have entered into commodity derivatives consisting of natural gas purchase agreements to secure natural gas feedstock for the SPL Project (“Liquefaction Supply Derivatives”). In order to test the sensitivity of the fair value of the Liquefaction Supply Derivatives to changes in underlying commodity prices, management modeled a 10% change in the basis price for natural gas for each delivery location. As of June 30, 2016, we estimated the fair value of the Liquefaction Supply Derivatives to be $20.0 million. Based on actual derivative contractual volumes, a 10% increase or decrease in the underlying basis prices would have resulted in a change in the fair value of the Liquefaction Supply Derivatives of $1.5 million as of June 30, 2016, compared to $0.9 million as of December 31, 2015. See Note 6—Derivative Instruments for additional details about our derivative instruments.

We have also entered into financial derivatives to hedge the exposure to the commodity markets in which we have contractual arrangements to purchase or sell physical LNG (“LNG Trading Derivatives”). In order to test the sensitivity of the fair value of the LNG Trading Derivatives to changes in underlying commodity prices, management modeled a 10% change in the basis price for LNG. As of June 30, 2016, we estimated the fair value of the LNG Trading Derivatives to be a liability of $12.4 million. Based on actual derivative contractual volumes, a 10% increase or decrease in the underlying basis price would have resulted in a change in the fair value of the LNG Trading Derivatives of $10.0 million as of June 30, 2016, whereas it was immaterial as of December 31, 2015. See Note 6—Derivative Instruments for additional details about our derivative instruments.

Interest Rate Risk

SPL has entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2015 SPL Credit Facilities (“SPL Interest Rate Derivatives”). In order to test the sensitivity of the fair value of the SPL Interest Rate Derivatives to changes in interest rates, management modeled a 10% change in the forward 1-month LIBOR curve across the remaining term of the SPL Interest Rate Derivatives. As of June 30, 2016, we estimated the fair value of the SPL Interest Rate Derivatives to be a liability of $20.7 million. This 10% change in interest rates would have resulted in a change in the fair value of the SPL Interest Rate Derivatives of $1.4 million as of June 30, 2016, compared to $3.1 million as of December 31, 2015. The decrease in the effect of change in interest rates was due to a decrease in the forward 1-month LIBOR curve during the six months ended June 30, 2016.

Cheniere Partners has entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2016 CQP Credit Facilities (“CQP Interest Rate Derivatives”). In order to test the sensitivity of the fair value of the CQP Interest Rate Derivatives to changes in interest rates, management modeled a 10% change in the forward 1-month LIBOR curve across the remaining term of the CQP Interest Rate Derivatives. As of June 30, 2016, we estimated the fair value of the CQP Interest Rate Derivatives to be a liability of $19.1 million. This 10% change in interest rates would have resulted in a change in the fair value of the CQP Interest Rate Derivatives of $3.3 million as of June 30, 2016.

CCH has entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2015 CCH Credit Facility (“CCH Interest Rate Derivatives”). In order to test the sensitivity of the fair value of the CCH Interest Rate Derivatives to changes in interest rates, management modeled a 10% change in the forward 1-month LIBOR curve across the remaining term of the CCH Interest Rate Derivatives. As of June 30, 2016, we estimated the fair value of the CCH Interest Rate Derivatives to be a liability of $327.3 million. This 10% change in interest rates would have resulted in a change in the fair value of the CCH Interest Rate Derivatives of $36.0 million as of June 30, 2016, compared to $55.6 million as of December 31, 2015. The decrease in the effect of change in interest rates was due to a decrease in the forward 1-month LIBOR curve during the six months ended June 30, 2016.

Foreign Currency Exchange Risk

We have entered into foreign currency exchange (“FX”) contracts to hedge exposure to currency risk associated with operations in countries outside of the United States (“FX Derivatives”). In order to test the sensitivity of the fair value of the FX Derivatives to changes in FX rates, management modeled a 10% change in FX rate between the U.S. dollar and the applicable foreign currencies. As of June 30, 2016, we estimated the fair value of the FX Derivatives to be $0.2 million. This 10% change in FX rates would have resulted in an immaterial change in the fair value of the FX Derivatives as of June 30, 2016.

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

LDEQ Matter

Please see Part II, Item 1, “Legal Proceedings - LDEQ Matter” in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016.

Parallax Litigation

In 2015, Cheniere Energy Inc.’s (“CEI”) wholly owned subsidiary, Cheniere LNG Terminals, LLC (“CLNGT”), entered into discussions with Parallax Enterprises, LLC (“Parallax Enterprises”) regarding the potential joint development of two liquefaction plants in Louisiana (the “Potential Liquefaction Transactions”). While the parties negotiated regarding the Potential Liquefaction Transactions, CLNGT loaned Parallax Enterprises approximately $46 million, as reflected in a secured note dated April 23, 2015, as amended on June 30, 2015, September 30, 2015 and November 4, 2015 (the “Secured Note”). The Secured Note was secured by all assets of Parallax Enterprises and its subsidiary entities. On June 30, 2015, Parallax Enterprises’ parent entity, Parallax Energy LLC (“Parallax Energy”), executed a Pledge and Guarantee Agreement further securing repayment of the Secured Note by providing a parent guaranty and a pledge of all of the equity of Parallax Enterprises in satisfaction of the Secured Note (the “Pledge Agreement”). CLNGT and Parallax Enterprises never executed a definitive agreement to pursue the Potential Liquefaction Transactions. The Secured Note matured on December 11, 2015, and Parallax Enterprises failed to make payment. On February 3, 2016, CLNGT filed an action against Parallax Energy, Parallax Enterprises, and certain of Parallax Enterprises’ subsidiary entities, styled Cause No. 4:16-cv-00286, Cheniere LNG Terminals, LLC v. Parallax Energy LLC, et al., in the United States District Court for the Southern District of Texas (the “Texas Suit”). CLNGT asserted claims in the Texas Suit for (1) recovery of all amounts due under the Secured Note and (2) declaratory relief establishing that CLNGT is entitled to enforce its rights under the Secured Note and Pledge Agreement in accordance with each instrument’s terms and that CLNGT has no obligations of any sort to Parallax Enterprises concerning the Potential Liquefaction Transactions. On March 11, 2016, Parallax Enterprises and the other defendants in the Texas Suit moved to dismiss the suit for lack of subject matter jurisdiction. CLNGT has responded to that motion, and it remains pending before the court.

On March 11, 2016, Parallax Enterprises filed a suit against CEI and CLNGT styled Civil Action No. 62-810, Parallax Enterprises LLP v. Cheniere Energy, Inc. and Cheniere LNG Terminals, LLC, in the 25th Judicial District Court of Plaquemines Parish, Louisiana (the “Louisiana Suit”), wherein Parallax Enterprises asserted claims for breach of contract, fraudulent inducement, negligent misrepresentation, detrimental reliance, unjust enrichment and violation of the Louisiana Unfair Trade Practices Act. Parallax Enterprises predicated its claims in the Louisiana Suit on an allegation that CEI and CLNGT breached a purported agreement to jointly develop the Potential Liquefaction Transactions. Parallax Enterprises seeks $400 million in alleged economic damages and rescission of the Secured Note. On April 15, 2016, CEI and CLNGT removed the Louisiana Suit to the United States District Court for the Eastern District of Louisiana, where it is pending as Civil Action No. 2:16-cv-03209-CJB-SS. On April 22, 2016, CEI and CLNGT filed a motion in the Louisiana Suit seeking (1) dismissal of all claims against CEI for lack of personal jurisdiction, (2) dismissal, stay, or transfer of the suit to the United States District Court for the Southern District of Texas in deference to the first-filed Texas Suit, and (3) alternatively, transfer of the suit for convenience of the parties and witnesses. On May 4, 2016, Parallax Enterprises filed a motion to remand the Louisiana Suit to state court. On June 6, 2016, the court granted our request to transfer the Louisiana Suit to the United States District Court for the Southern District of Texas, where it was then transferred to the same judge before which the Texas Suit is pending.  Parallax Enterprises’ motion to remand the Louisiana Suit to Louisiana state court and our motion to dismiss the Louisiana Suit in deference to the first-filed Texas Suit remain pending. We do not expect that the resolution of this litigation will have a material adverse impact on our financial results.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes stock repurchases for the three months ended June 30, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Maximum Number of Units That May Yet Be Purchased Under the Plans
April 1 - 30, 2016	15,345	$33.77	—	—
May 1 - 31, 2016	17,224	$38.84	—	—
June 1 - 30, 2016	41,950	$33.36	—	—
Total	74,519		—	—

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

Compliance Disclosure

Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended June 30, 2016, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our quarterly report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”). During the quarter ended June 30, 2016, we did not engage in any transactions with Iran or with persons or entities related to Iran.

Blackstone CQP Holdco LP, an affiliate of The Blackstone Group L.P. (“Blackstone Group”), is a holder of more than 29% of the outstanding equity interests of Cheniere Partners and has three representatives on the board of directors of Cheniere Partners GP. Accordingly, Blackstone Group may be deemed an “affiliate” of Cheniere Partners, as that term is defined in Exchange Act Rule 12b-2. Blackstone Group included in its quarterly report on Form 10-Q for the quarterly period ended June 30, 2016 disclosures pursuant to ITRA regarding one of its portfolio companies that may be deemed to be affiliates of Blackstone Group. Because of the broad definition of “affiliate” in Exchange Act Rule 12b-2, this portfolio company of Blackstone Group, through Blackstone Group’s ownership of Cheniere Partners, may also be deemed to be an affiliate of ours. We have not independently verified the disclosure described in the following paragraph.

Blackstone Group disclosed that NCR Corporation (“NCR”) has engaged in the following activities: NCR has reported that during the period from April 1, 2016 through April 30, 2016, NCR continued to maintain a bank account and guarantees at the Commercial Bank of Syria (“CBS”), which was designated as a Specially Designated National pursuant to Executive Order 13382 (“EO 13382”) on August 10, 2011.  This bank account and the guarantees at CBS were maintained in the normal course of business prior to the listing of CBS pursuant to EO 13382.  NCR reported that the last known account balance as of April 30, 2016, was approximately $3,468.  The bank account did not generate interest from April 1, 2016 through April 30, 2016, and the guarantees did not generate any revenue or profits for NCR. Pursuant to a license granted to NCR by the Office of Foreign Assets Control (the “OFAC”) on January 3, 2013, and subsequent licenses granted on April 29, 2013, July 12, 2013, February 28, 2014, November 12, 2014, and October 24, 2015, NCR had been winding down its past operations in Syria. NCR’s last such license expired on April 30, 2016. In addition, NCR’s application to renew the license to transact business with CBS, which was submitted to OFAC on May 18, 2015, was not acted upon prior to the expiration of NCR’s last such license. As a result, and in connection with the license expiration, the Company abandoned its remaining property in Syria, which, including the CBS account, was commercially insignificant, and ended the employment of its final two employees in Syria, who had remained employed by the Company to assist with the execution of the Company’s wind-down activities pursuant to authority granted by the OFAC licenses. NCR does not intend to engage in any further business activities with CBS.

ITEM 6.	EXHIBITS

Exhibit No.	Description
4.1
Indenture, dated as of May 18, 2016, among Cheniere Corpus Christi Holdings, LLC, as issuer, Corpus Christi Liquefaction, LLC, Cheniere Corpus Christi Pipeline, L.P. and Corpus Christi Pipeline GP, LLC, as guarantors, and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on May 18, 2016)

4.2
Seventh Supplemental Indenture, dated as of June 14, 2016, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on June 14, 2016)

10.1†
Employment Agreement between Cheniere Energy, Inc. and Jack Fusco, dated May 12, 2016 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on May 12, 2016)

10.2†
Letter Agreement between Cheniere Energy, Inc. and Neal Shear, dated May 12, 2016 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on May 12, 2016)

10.3
Registration Rights Agreement, dated as of May 18, 2016, among Cheniere Corpus Christi Holdings, LLC and Corpus Christi Liquefaction, LLC, Cheniere Corpus Christi Pipeline, L.P. and Corpus Christi Pipeline GP, LLC, as guarantors, and Morgan Stanley & Co. LLC, for itself and as representative of the purchasers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on May 18, 2016)

10.4
Registration Rights Agreement, dated as of June 14, 2016, between Sabine Pass Liquefaction, LLC and Credit Suisse Securities (USA) LLC (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on June 14, 2016)

10.5
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00045 April Site Closure for Cheniere Celebration, dated April 4, 2016, (ii) the Change Order CO-00046 Defer Completion of Ship Loading Time Commissioning Test, dated May 17, 2016, and (iii) the Change Order CO-00047 Re-Orientation of PSV Bypass Valves, dated May 25, 2016 (Incorporated by reference to Exhibit 10.2 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on August 8, 2016)

10.6
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00021 Smokeless Flare Modification Study, dated March 29, 2016, (ii) the Change Order CO-00022 Cable Tray Support and Arc Flash Study, dated May 4, 2016, and (iii) the Change Order CO-00023 Re-Orientation of PSV Bypass Valves, dated May 17, 2016 (Incorporated by reference to Exhibit 10.3 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on August 8, 2016)

10.7
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00005 Performance and Attendance Bonus (PAB) Incentive Program Provisional Sum, dated March 16, 2016, (ii) the Change Order CO-00006 Additional Bechtel Hours to Support RECON, Temporary Access Rd., Addition of Flash Liquid Expander, Removal of Vibration Monitor System, To-Date Reconciliation of Soils Preparation Provisional Sum, dated March 22, 2016, (iii) the Change Order CO-00007 Additional Support for FERC Document Requests, dated May 10, 2016, (iv) the Change Order CO-00008 Water System Scope Changes and Seal Design & Seal Gas Modification, dated May 4, 2016, (v) the Change Order CO-00009 Re-Orientation of PSV Bypass Valves, dated May 17, 2016, and (vi) the Change Order CO-00010 Deletion of Chlorine Analyzer, dated June 15, 2016 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.4 to SPL’s Quarterly Report on Form 10-Q (SEC File No. 333-192373), filed on August 8, 2016)

10.8*
Change orders to the Fixed Price Separated Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Stage 1 Liquefaction Facility, dated as of December 6, 2013, between Corpus Christi Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00017 Process and Utility Tie-Ins Studies and Associated Scopes (138 kV Pricing, Transfer Line, Connections for Future LNG Truck Loading Facility), dated May 24, 2016, (ii) the Change Order CO-00018 FERC Conditions 40, 63, 64, 80, dated May 4, 2016, (iii) the Change Order CO-00019 Trelleborg Marine Equipment, BOG Compressor Tie-In, Multiplexer Credit, Additional FERC Hours, dated May 4, 2016, and (iv) the Change Order CO-00020 Impact Due to Overhead Power Transmission Lines on La Quinta Road and Flare System Modification Evaluation, dated May 31, 2016 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.)

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

CHENIERE ENERGY, INC.

Date:	August 8, 2016	By:	/s/ Michael J. Wortley
Michael J. Wortley
Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	August 8, 2016	By:	/s/ Leonard Travis
Leonard Travis
Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)