Form 10-Q
period 2017-03-31
CHENIERE ENERGY INC
filed 2017-05-04
CIK 3570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2017
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
As of April 28, 2017, the issuer had 237,881,592 shares of Common Stock outstanding.

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

LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas, a product of natural gas that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state
MMBtu	million British thermal units, an energy unit
mtpa	million tonnes per annum
non-FTA countries	countries with which the United States does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	Securities and Exchange Commission
SPA	LNG sale and purchase agreement
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
TUA	terminal use agreement

Abbreviated Organizational Structure

The following diagram depicts our abbreviated organizational structure as of March 31, 2017, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

Cheniere Energy, Inc. ("Cheniere")
100% Interest
Cheniere Marketing International LLP ("Cheniere Marketing")
100% Economic Interest
Non-Economic Voting Interest
82.7% Interest
Cheniere Energy Partners LP Holdings, LLC ("Cheniere Holdings")
Public Shareholders 17.3%
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

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	March 31,	December 31,
	2017	2016
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$923	$876
Restricted cash	1,000	860
Accounts and other receivables	290	218
Inventory	113	160
Derivative assets	19	24
Other current assets	74	100
Total current assets	2,419	2,238

Non-current restricted cash	1,018	91
Property, plant and equipment, net	22,016	20,635
Debt issuance costs, net	244	277
Non-current derivative assets	44	83
Goodwill	77	77
Other non-current assets, net	238	302
Total assets	$26,056	$23,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$54	$49
Accrued liabilities	683	637
Current debt, net	24	247
Deferred revenue	63	73
Derivative liabilities	47	71
Total current liabilities	871	1,077

Long-term debt, net	24,088	21,688
Non-current deferred revenue	5	5
Non-current derivative liabilities	38	45
Other non-current liabilities	59	49

Commitments and contingencies (see Note 15)

Stockholders’ equity
Preferred stock, $0.0001 par value, 5.0 million shares authorized, none issued	—	—
Common stock, $0.003 par value
Authorized: 480.0 million shares at March 31, 2017 and December 31, 2016
Issued: 250.1 million shares at March 31, 2017 and December 31, 2016
Outstanding: 237.9 million shares and 238.0 million shares at March 31, 2017 and December 31, 2016, respectively	1	1
Treasury stock: 12.2 million shares at March 31, 2017 and December 31, 2016, at cost	(375)	(374)
Additional paid-in-capital	3,218	3,211
Accumulated deficit	(4,180)	(4,234)
Total stockholders’ deficit	(1,336)	(1,396)
Non-controlling interest	2,331	2,235
Total equity	995	839
Total liabilities and equity	$26,056	$23,703

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues
LNG revenues	$1,143	$3
Regasification revenues	68	65
Other revenues	—	1
Total revenues	1,211	69

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	624	15
Operating and maintenance expense	78	36
Development expense	3	2
Selling, general and administrative expense	54	66
Depreciation and amortization expense	70	24
Restructuring expense	6	7
Impairment expense	—	10
Total operating costs and expenses	835	160

Income (loss) from operations	376	(91)

Other income (expense)
Interest expense, net of capitalized interest	(165)	(76)
Loss on early extinguishment of debt	(42)	(1)
Derivative gain (loss), net	1	(181)
Other income	2	1
Total other expense	(204)	(257)

Income (loss) before income taxes and non-controlling interest	172	(348)
Income tax provision	—	(1)
Net income (loss)	172	(349)
Less: net income (loss) attributable to non-controlling interest	118	(28)
Net income (loss) attributable to common stockholders	$54	$(321)

Net income (loss) per share attributable to common stockholders—basic and diluted	$0.23	$(1.41)

Weighted average number of common shares outstanding—basic	232.4	228.1
Weighted average number of common shares outstanding—diluted	232.7	228.1

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Total Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total Equity
	Shares	Par Value Amount	Shares	Amount
Balance at December 31, 2016	238.0	$1	12.2	$(374)	$3,211	$(4,234)	$2,235	$839
Issuance of stock to acquire additional interest in Cheniere Holdings	—	—	—	—	2	—	(2)	—
Forfeitures of restricted stock	(0.1)	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	5	—	—	5
Shares repurchased related to share-based compensation	—	—	—	(1)	—	—	—	(1)
Net income attributable to non-controlling interest	—	—	—	—	—	—	118	118
Distributions to non-controlling interest	—	—	—	—	—	—	(20)	(20)
Net income	—	—	—	—	—	54	—	54
Balance at March 31, 2017	237.9	$1	12.2	$(375)	$3,218	$(4,180)	$2,331	$995

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income (loss)	$172	$(349)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	70	24
Share-based compensation expense	24	16
Non-cash interest expense	20	17
Amortization of debt issuance costs, deferred commitment fees, premium and discount	17	13
Loss on early extinguishment of debt	42	1
Total losses on derivatives, net	44	182
Net cash used for settlement of derivative instruments	(29)	(9)
Impairment expense	—	10
Other	—	1
Changes in operating assets and liabilities:
Accounts and other receivables	(6)	1
Inventory	54	(2)
Accounts payable and accrued liabilities	(76)	(28)
Deferred revenue	(11)	(1)
Other, net	(12)	(7)
Net cash provided by (used in) operating activities	309	(131)

Cash flows from investing activities
Property, plant and equipment, net	(1,319)	(1,150)
Other	29	(18)
Net cash used in investing activities	(1,290)	(1,168)

Cash flows from financing activities
Proceeds from issuances of debt	2,862	1,908
Repayments of debt	(703)	(415)
Debt issuance and deferred financing costs	(43)	(49)
Distributions and dividends to non-controlling interest	(20)	(20)
Payments related to tax withholdings for share-based compensation	(1)	(1)
Net cash provided by financing activities	2,095	1,423

Net increase in cash, cash equivalents and restricted cash	1,114	124
Cash, cash equivalents and restricted cash—beginning of period	1,827	1,736
Cash, cash equivalents and restricted cash—end of period	$2,941	$1,860

Balances per Consolidated Balance Sheets:

	March 31,
	2017	2016
Cash and cash equivalents	$923	$1,095
Restricted cash	1,000	733
Non-current restricted cash	1,018	32
Total cash, cash equivalents and restricted cash	$2,941	$1,860

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We are currently developing and constructing two natural gas liquefaction and export facilities. The Sabine Pass LNG terminal is located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast. Cheniere Partners is developing, constructing and operating natural gas liquefaction facilities (the “SPL Project”) at the Sabine Pass LNG terminal adjacent to the existing regasification facilities through a wholly owned subsidiary, SPL. Cheniere Partners plans to construct up to six Trains, which are in various stages of development, construction and operations. Trains 1 through 3 have commenced commercial operations, Train 4 is undergoing commissioning, Train 5 is under construction and Train 6 is being commercialized and has all necessary regulatory approvals in place. The Sabine Pass LNG terminal has operational regasification facilities owned by Cheniere Partners’ wholly owned subsidiary, SPLNG, and a 94-mile pipeline that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines through a wholly owned subsidiary, CTPL.

In the second quarter of 2016, we started production at the SPL Project and began recognizing LNG revenues, which include fees that are received pursuant to our SPAs and our integrated LNG marketing activities. We also recognize regasification revenues, which include LNG regasification capacity reservation fees that are received pursuant to our TUAs and tug services fees that are received by Sabine Pass Tug Services, LLC, a wholly owned subsidiary of SPLNG.

We are developing and constructing a second natural gas liquefaction and export facility at the Corpus Christi LNG terminal, which is on nearly 2,000 acres of land that we own or control near Corpus Christi, Texas, and a pipeline facility (collectively, the “CCL Project”) through wholly owned subsidiaries CCL and CCP, respectively. The CCL Project is being developed in two stages for up to three Trains.

The CCL Stage III entities, our wholly owned subsidiaries, are also developing two additional Trains and one LNG storage tank at the Corpus Christi LNG terminal adjacent to the CCL Project, along with a second natural gas pipeline. We are also in various stages of developing other projects which, among other things, will require acceptable commercial and financing arrangements before we make a final investment decision (“FID”).

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Cheniere have been prepared in accordance with GAAP for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2016. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included. Certain reclassifications have been made to conform prior period information to the current presentation.  The reclassifications had no effect on our overall consolidated financial position, results of operations or cash flows.

Results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2017.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 2—RESTRICTED CASH

Restricted cash consists of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. As of March 31, 2017 and December 31, 2016, restricted cash consisted of the following (in millions):

	March 31,	December 31,
	2017	2016
Current restricted cash
SPL Project	$531	$358
CQP and cash held by guarantor subsidiaries	225	247
CCL Project	143	197
Cash held by our subsidiaries restricted to Cheniere	101	58
Total current restricted cash	$1,000	$860

Non-current restricted cash
SPL Project	$1,000	$—
CCL Project	—	73
Other	18	18
Total non-current restricted cash	$1,018	$91

NOTE 3—ACCOUNTS AND OTHER RECEIVABLES

As of March 31, 2017 and December 31, 2016, accounts and other receivables consisted of the following (in millions):

	March 31,	December 31,
	2017	2016
Trade receivables
SPL	$92	$88
Cheniere Marketing	185	121
Other accounts receivable	13	9
Total accounts and other receivables	$290	$218

Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of SPL’s debt holders, SPL is required to deposit all cash received into reserve accounts controlled by the collateral trustee.  The usage or withdrawal of such cash is restricted to the payment of liabilities related to the SPL Project and other restricted payments.

NOTE 4—INVENTORY

As of March 31, 2017 and December 31, 2016, inventory consisted of the following (in millions):

	March 31,	December 31,
	2017	2016
Natural gas	$19	$15
LNG	28	50
LNG in-transit	20	58
Materials and other	46	37
Total inventory	$113	$160

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consists of LNG terminal costs and fixed assets and other, as follows (in millions):

	March 31,	December 31,
	2017	2016
LNG terminal costs
LNG terminal	$10,414	$7,978
LNG terminal construction-in-process	11,972	12,995
LNG site and related costs	77	41
Accumulated depreciation	(618)	(555)
Total LNG terminal costs, net	21,845	20,459
Fixed assets and other
Computer and office equipment	13	13
Furniture and fixtures	17	17
Computer software	86	85
Leasehold improvements	42	43
Land	61	61
Other	21	22
Accumulated depreciation	(69)	(65)
Total fixed assets and other, net	171	176
Property, plant and equipment, net	$22,016	$20,635

Depreciation expense during the three months ended March 31, 2017 and 2016 was $70 million and $24 million, respectively.

During the three months ended March 31, 2017 and 2016, we realized offsets to LNG terminal costs of $131 million and $14 million, respectively, that were related to the sale of commissioning cargoes because these amounts were earned prior to the start of commercial operations, during the testing phase for the construction of the SPL Project.

NOTE 6—DERIVATIVE INSTRUMENTS

We have entered into the following derivative instruments that are reported at fair value:

•	interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under certain of our credit facilities (“Interest Rate Derivatives”);

•
commodity derivatives consisting of natural gas supply contracts for the commissioning and operation of the SPL Project (“Physical Liquefaction Supply Derivatives”) and associated economic hedges (collectively, the “Liquefaction Supply Derivatives”);

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table (in millions) shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, which are classified as derivative assets, non-current derivative assets, derivative liabilities or non-current derivative liabilities in our Consolidated Balance Sheets.

	Fair Value Measurements as of
	March 31, 2017				December 31, 2016
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
SPL Interest Rate Derivatives liability	$—	$—	$—	$—	$—	$(6)	$—	$(6)
CQP Interest Rate Derivatives asset	—	16	—	16	—	13	—	13
CCH Interest Rate Derivatives liability	—	(75)	—	(75)	—	(86)	—	(86)
Liquefaction Supply Derivatives asset (liability)	(2)	—	41	39	(4)	(2)	79	73
LNG Trading Derivatives asset (liability)	—	(3)	—	(3)	2	(5)	—	(3)
FX Derivatives asset	—	1	—	1	—	—	—	—

There have been no changes to our evaluation of and accounting for our derivative positions designated as Level 1 during the three months ended March 31, 2017. See Note 7—Derivative Instruments of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2016 for additional information.

We value our Interest Rate Derivatives using valuations based on the initial trade prices. Using an income-based approach, subsequent valuations are based on observable inputs to the valuation model including interest rate curves, risk adjusted discount rates, credit spreads and other relevant data. The estimated fair values of our economic hedges related to the LNG Trading Derivatives are the amounts at which the instruments could be exchanged currently between willing parties. We value these derivatives using observable commodity price curves and other relevant data. We estimate the fair values of our FX Derivatives with a market approach using observable FX rates and other relevant data.

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

The fair value of substantially all of our Physical Liquefaction Supply Derivatives is developed through the use of internal models which are impacted by inputs that are unobservable in the marketplace. As a result, the fair value of our Physical Liquefaction Supply Derivatives is designated as Level 3 within the valuation hierarchy. The curves used to generate the fair value of our Physical Liquefaction Supply Derivatives are based on basis adjustments applied to forward curves for a liquid trading point. In addition, there may be observable liquid market basis information in the near term, but terms of a particular Physical Liquefaction Supply Derivatives contract may exceed the period for which such information is available, resulting in a Level 3 classification. In these instances, the fair value of the contract incorporates extrapolation assumptions made in the determination of the market basis price for future delivery periods in which applicable commodity basis prices were either not observable or lacked corroborative market data. Internal fair value models include conditions precedent to the respective long-term natural gas supply contracts. As of March 31, 2017 and December 31, 2016, some of our Physical Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure is under development to accommodate marketable physical gas flow.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of March 31, 2017:

	Net Fair Value Asset (in millions)	Valuation Technique	Significant Unobservable Input	Significant Unobservable Inputs Range
Physical Liquefaction Supply Derivatives	$41	Income Approach	Basis Spread	$(0.345) - $0.081

The following table (in millions) shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Balance, beginning of period	$79	$32
Realized and mark-to-market losses:
Included in cost of sales (1)	(41)	(2)
Purchases and settlements:
Purchases	4	—
Settlements (1)	(1)	—
Balance, end of period	$41	$30
Change in unrealized gains relating to instruments still held at end of period	$(41)	$(2)

(1)	Does not include the decrease in fair value of $1 million related to the realized gains capitalized during the three months ended March 31, 2016.
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

Interest Rate Derivatives

SPL had entered into interest rate swaps (“SPL Interest Rate Derivatives”) to protect against volatility of future cash flows and hedge a portion of the variable interest payments on the credit facilities it entered into in June 2015 (the “2015 SPL Credit Facilities”). In March 2017, SPL settled the SPL Interest Rate Derivatives and recognized a derivative loss of $7 million in conjunction with the termination of approximately $1.6 billion of commitments under the 2015 SPL Credit Facilities, as discussed in Note 10—Debt.

During the three months ended March 31, 2017 there were no changes to the terms of the interest rate swaps (“CQP Interest Rate Derivatives”) entered into by CQP to hedge a portion of the variable interest payments on the credit facilities it entered into in February 2016 (the “2016 CQP Credit Facilities”) or the interest rate swaps (“CCH Interest Rate Derivatives”) entered into by CCH to hedge a portion of the variable interest payments on its credit facility (the “2015 CCH Credit Facility”). See Note 7—Derivative Instruments of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2016 for additional information.

As of March 31, 2017, we had the following Interest Rate Derivatives outstanding:

	Initial Notional Amount	Maximum Notional Amount	Effective Date	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
CQP Interest Rate Derivatives	$225 million	$1.3 billion	March 22, 2016	February 29, 2020	1.19%	One-month LIBOR
CCH Interest Rate Derivatives	$29 million	$5.5 billion	May 20, 2015	May 31, 2022	2.29%	One-month LIBOR

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table (in millions) shows the fair value and location of our Interest Rate Derivatives on our Consolidated Balance Sheets:

	March 31, 2017				December 31, 2016
	SPL Interest Rate Derivatives	CQP Interest Rate Derivatives	CCH Interest Rate Derivatives	Total	SPL Interest Rate Derivatives	CQP Interest Rate Derivatives	CCH Interest Rate Derivatives	Total
Balance Sheet Location
Non-current derivative assets	$—	$16	$—	$16	$—	$16	$—	$16

Derivative liabilities	—	—	(38)	(38)	(4)	(3)	(43)	(50)
Non-current derivative liabilities	—	—	(37)	(37)	(2)	—	(43)	(45)
Total derivative liabilities	—	—	(75)	(75)	(6)	(3)	(86)	(95)

Derivative asset (liability), net	$—	$16	$(75)	$(59)	$(6)	$13	$(86)	$(79)

The following table (in millions) shows the changes in the fair value and settlements of our Interest Rate Derivatives recorded in derivative gain (loss), net on our Consolidated Statements of Operations during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
SPL Interest Rate Derivatives loss	$(2)	$(11)
CQP Interest Rate Derivatives gain (loss)	2	(10)
CCH Interest Rate Derivatives gain (loss)	1	(160)

Commodity Derivatives

The following table (in millions) shows the fair value and location of our Liquefaction Supply Derivatives and LNG Trading Derivatives (collectively, “Commodity Derivatives”) on our Consolidated Balance Sheets:

	March 31, 2017			December 31, 2016
	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives (2)	Total	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives (2)	Total
Balance Sheet Location
Derivative assets	$16	$2	$18	$13	$7	$20
Non-current derivative assets	28	—	28	67	—	67
Total derivative assets	44	2	46	80	7	87

Derivative liabilities	(4)	(5)	(9)	(7)	(10)	(17)
Non-current derivative liabilities	(1)	—	(1)	—	—	—
Total derivative liabilities	(5)	(5)	(10)	(7)	(10)	(17)

Derivative asset (liability), net	$39	$(3)	$36	$73	$(3)	$70

Notional amount (in million MMBtu) (3)	1,214	6		1,117	—

(1)
Does not include collateral of $5 million and $6 million deposited for such contracts, which is included in other current assets in our Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, respectively.

(2)
Does not include collateral of $11 million and $10 million deposited for such contracts, which are included in other current assets in our Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, respectively.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

(3)	SPL had secured up to approximately 2,051 million MMBtu and 1,994 million MMBtu of natural gas feedstock through natural gas supply contracts as of March 31, 2017 and December 31, 2016, respectively.
The following table (in millions) shows the changes in the fair value, settlements and location of our Commodity Derivatives recorded on our Consolidated Statements of Operations during the three months ended March 31, 2017 and 2016:

		Three Months Ended March 31,
	Statement of Operations Location (1)	2017	2016
LNG Trading Derivatives gain (loss)	LNG revenues	$(6)	$5
Liquefaction Supply Derivatives loss (2)	Cost of sales	39	4

(1)
Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

(2)    Does not include the realized value associated with derivative instruments that settle through physical delivery.

FX Derivatives

The following table (in millions) shows the fair value and location of our FX Derivatives on our Consolidated Balance Sheets:

		Fair Value Measurements as of
	Balance Sheet Location	March 31, 2017	December 31, 2016
FX Derivatives	Derivative assets	$1	$4
FX Derivatives	Derivative liabilities	—	(4)

The total notional amount of our FX Derivatives was $3 million and $11 million as of March 31, 2017 and December 31, 2016, respectively.

The following table (in millions) shows the changes in the fair value of our FX Derivatives recorded on our Consolidated Statements of Operations during the three months ended March 31, 2017 and 2016:

		Three Months Ended March 31,
	Statement of Operations Location	2017	2016
FX Derivatives loss	LNG revenues	$—	$(2)

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Balance Sheet Presentation

Our derivative instruments are presented on a net basis on our Consolidated Balance Sheets as described above. The following table (in millions) shows the fair value of our derivatives outstanding on a gross and net basis:

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of March 31, 2017
CQP Interest Rate Derivatives	$17	$(1)	$16
CCH Interest Rate Derivatives	(82)	7	(75)
Liquefaction Supply Derivatives	48	(4)	44
Liquefaction Supply Derivatives	2	(7)	(5)
LNG Trading Derivatives	7	(5)	2
LNG Trading Derivatives	4	(9)	(5)
FX Derivatives	1	—	1
As of December 31, 2016
SPL Interest Rate Derivatives	$(6)	$—	$(6)
CQP Interest Rate Derivatives	16	—	16
CQP Interest Rate Derivatives	(3)	—	(3)
CCH Interest Rate Derivatives	(95)	9	(86)
Liquefaction Supply Derivatives	82	(2)	80
Liquefaction Supply Derivatives	(11)	4	(7)
LNG Trading Derivatives	21	(15)	6
LNG Trading Derivatives	(17)	8	(9)
FX Derivatives	5	(1)	4
FX Derivatives	(4)	—	(4)

NOTE 7—OTHER NON-CURRENT ASSETS

As of March 31, 2017 and December 31, 2016, other non-current assets consisted of the following (in millions):

	March 31,	December 31,
	2017	2016
Advances made under EPC and non-EPC contracts	$20	$69
Advances made to municipalities for water system enhancements	99	99
Advances and other asset conveyances to third parties to support LNG terminals	46	53
Tax-related payments and receivables	28	31
Equity method investments	10	10
Cost method investments	5	5
Other	30	35
Total other non-current assets, net	$238	$302

Our cost method investments consist of interests in privately-held companies without a readily determinable fair value. The Company’s cost method investments are assessed for impairment quarterly. We determined that it is not practicable to estimate the fair value of these investments on a regular basis and do not reassess the fair value of cost method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. We did not identify events or changes in circumstances that may have a significant adverse effect on the fair value of these investments during the three months ended March 31, 2017.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 8—NON-CONTROLLING INTEREST

As of March 31, 2017 and December 31, 2016, we owned 82.7% and 82.6%, respectively, of Cheniere Holdings as well as the director voting share, with the remaining non-controlling interest held by the public. Cheniere Holdings owns a 55.9% limited partner interest in Cheniere Partners in the form of 12.0 million common units, 45.3 million Class B units and 135.4 million subordinated units, with the remaining non-controlling interest held by Blackstone CQP Holdco LP and the public. We also own 100% of the general partner interest and the incentive distribution rights in Cheniere Partners. Both Cheniere Holdings and Cheniere Partners are accounted for as variable interest entities. For further information regarding variable interest entities, refer to our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2016.

NOTE 9—ACCRUED LIABILITIES

As of March 31, 2017 and December 31, 2016, accrued liabilities consisted of the following (in millions):

	March 31,	December 31,
	2017	2016
Interest costs and related debt fees	$198	$273
Compensation and benefits	52	56
LNG terminals and related pipeline costs	408	284
Other accrued liabilities	25	24
Total accrued liabilities	$683	$637

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 10—DEBT

As of March 31, 2017 and December 31, 2016, our debt consisted of the following (in millions):

	March 31,	December 31,
	2017	2016
Long-term debt:
SPL
5.625% Senior Secured Notes due 2021 (“2021 SPL Senior Notes”), net of unamortized premium of $7 and $7	$2,007	$2,007
6.25% Senior Secured Notes due 2022 (“2022 SPL Senior Notes”)	1,000	1,000
5.625% Senior Secured Notes due 2023 (“2023 SPL Senior Notes”), net of unamortized premium of $5 and $6	1,505	1,506
5.75% Senior Secured Notes due 2024 (“2024 SPL Senior Notes”)	2,000	2,000
5.625% Senior Secured Notes due 2025 (“2025 SPL Senior Notes”)	2,000	2,000
5.875% Senior Secured Notes due 2026 (“2026 SPL Senior Notes”)	1,500	1,500
5.00% Senior Secured Notes due 2027 (“2027 SPL Senior Notes”)	1,500	1,500
4.200% Senior Secured Notes due 2028 (“2028 SPL Senior Notes”), net of unamortized discount of $1 and zero	1,349	—
5.00% Senior Secured Notes due 2037 (“2037 SPL Senior Notes”)	800	—
2015 SPL Credit Facilities	—	314
Cheniere Partners
2016 CQP Credit Facilities	2,560	2,560
CCH
7.000% Senior Secured Notes due 2024 (“2024 CCH Senior Notes”)	1,250	1,250
5.875% Senior Secured Notes due 2025 (“2025 CCH Senior Notes”)	1,500	1,500
2015 CCH Credit Facility	2,929	2,381
CCH HoldCo II
11.0% Convertible Senior Notes due 2025 (“2025 CCH HoldCo II Convertible Senior Notes”)	1,203	1,171
Cheniere
4.875% Convertible Unsecured Notes due 2021 (“2021 Cheniere Convertible Unsecured Notes”), net of unamortized discount of $140 and $146	966	960
4.25% Convertible Senior Notes due 2045 (“2045 Cheniere Convertible Senior Notes”), net of unamortized discount of $316 and $317	309	308
$750 million Cheniere Revolving Credit Facility (“Cheniere Revolving Credit Facility”)	—	—
Unamortized debt issuance costs	(290)	(269)
Total long-term debt, net	24,088	21,688

Current debt:
$1.2 billion SPL Working Capital Facility (“SPL Working Capital Facility”)	—	224
$350 million CCH Working Capital Facility (“CCH Working Capital Facility”)	—	—
Cheniere Marketing trade finance facilities	24	23
Total current debt, net	24	247

Total debt, net	$24,112	$21,935

2017 Debt Issuances and Redemptions

Senior Notes

In February 2017, SPL issued an aggregate principal amount of $800 million of the 2037 SPL Senior Notes on a private placement basis in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act of 1933, as amended. In March 2017, SPL issued an aggregate principal amount of $1.35 billion, before discount, of the 2028 SPL Senior Notes. Net proceeds of the offerings of the 2037 SPL Senior Notes and the 2028 SPL Senior Notes were $789 million and $1.33 billion, respectively, after deducting the initial purchasers’ commissions (for the 2028 SPL Senior Notes) and estimated fees and

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

expenses. The net proceeds of the 2037 SPL Senior Notes were used to repay the then outstanding borrowings of $369 million under the 2015 SPL Credit Facilities and, along with the net proceeds of the 2028 SPL Senior Notes, the remainder is being used to pay a portion of the capital costs in connection with the construction of Trains 1 through 5 of the SPL Project in lieu of the terminated portion of the commitments under the 2015 SPL Credit Facilities.

In connection with the issuance of the 2037 SPL Senior Notes and the 2028 SPL Senior Notes, SPL terminated the remaining available balance of $1.6 billion under the 2015 SPL Credit Facilities, resulting in a write-off of debt issuance costs associated with the 2015 SPL Credit Facilities of $42 million during the three months ended March 31, 2017.

The 2037 SPL Senior Notes and the 2028 SPL Senior Notes accrue interest at fixed rates of 5.00% and 4.200%, respectively, and interest is payable semi-annually in arrears. The terms of the 2037 SPL Senior Notes are governed by an indenture which contains customary terms and events of default and certain covenants that, among other things, limit SPL’s ability and the ability of SPL’s restricted subsidiaries to incur additional indebtedness or issue preferred stock, make certain investments or pay dividends or distributions on capital stock or subordinated indebtedness or purchase, redeem or retire capital stock, sell or transfer assets, including capital stock of SPL’s restricted subsidiaries, restrict dividends or other payments by restricted subsidiaries, incur liens, enter into transactions with affiliates, dissolve, liquidate, consolidate, merge, sell or lease all or substantially all of SPL’s assets and enter into certain LNG sales contracts. The 2028 SPL Senior Notes are governed by the same common indenture as the other senior notes, which also contains customary terms and events of default, covenants and redemption terms.

At any time prior to six months before the respective dates of maturity of the 2037 SPL Senior Notes and the 2028 SPL Senior Notes, SPL may redeem all or part of such notes at a redemption price equal to the “optional redemption” price for the 2037 SPL Senior Notes or the “make-whole” price for the 2028 SPL Senior Notes, as set forth in the respective indentures governing the notes, plus accrued and unpaid interest, if any, to the date of redemption. SPL may also, at any time within six months of the respective maturity dates for the 2037 SPL Senior Notes and the 2028 SPL Senior Notes, redeem all or part of such notes at a redemption price equal to 100% of the principal amount of such notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

In connection with the issuance of the 2028 SPL Senior Notes, SPL entered into a registration rights agreement (the “SPL Registration Rights Agreement”). Under the terms of the SPL Registration Rights Agreement, SPL has agreed, and any future guarantors will agree, to use commercially reasonable efforts to file with the SEC and cause to become effective a registration statement relating to an offer to exchange any and all of the 2028 SPL Senior Notes for a like aggregate principal amount of debt securities of SPL with terms identical in all material respects to the 2028 SPL Senior Notes sought to be exchanged (other than with respect to restrictions on transfer or to any increase in annual interest rate), within 360 days after March 6, 2017. Under specified circumstances, SPL has also agreed, and any future guarantors will also agree, to use commercially reasonable efforts to cause to become effective a shelf registration statement relating to resales of the 2028 SPL Senior Notes. SPL will be obligated to pay additional interest on the 2028 SPL Senior Notes if it fails to comply with its obligation to register them within the specified time period.

Cheniere Revolving Credit Facility

In March 2017, we entered into the Cheniere Revolving Credit Facility that may be used to fund, through loans and letters of credit, equity capital contributions to CCH HoldCo II and its subsidiaries for the development of the CCL Project and, provided that certain conditions are met, for general corporate purposes. No advances or letters of credit under the Cheniere Revolving Credit Facility are available until either (1) Cheniere’s unrestricted cash and cash equivalents are less than $500 million or (2) Train 4 of the SPL Project has achieved substantial completion. We incurred $16 million of debt issuance costs related to the Cheniere Revolving Credit Facility during the three months ended March 31, 2017.

Loans under the Cheniere Revolving Credit Facility accrue interest at a variable rate per annum equal to LIBOR or the base rate (equal to the highest of (1) the prime rate, (2) the federal funds rate plus 0.50% and (3) one month LIBOR plus 1.00%), plus the applicable margin. The applicable margin for LIBOR loans is 3.25% per annum, and the applicable margin for base rate loans is 2.25% per annum. Interest on LIBOR loans is due and payable at the end of each LIBOR period, and interest on base rate loans is due and payable at the end of each calendar quarter. We will also pay (1) a commitment fee on the average daily amount of undrawn commitments at an annual rate of 0.75%, payable quarterly in arrears, and (2) a letter of credit fee at an annual rate equal to the applicable margin for LIBOR loans on the undrawn portion of all letters of credit issued under the Cheniere Revolving Credit Facility. Draws on any letters of credit will accrue interest at an annual rate equal to the base rate plus 2.0%.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The Cheniere Revolving Credit Facility matures on March 2, 2021 and contains representations, warranties and affirmative and negative covenants customary for companies like Cheniere with lenders of the type participating in the Cheniere Revolving Credit Facility that limit our ability to make restricted payments, including distributions, unless certain conditions are satisfied, as well as limitations on indebtedness, guarantees, hedging, liens, investments and affiliate transactions. Under the terms of the Cheniere Revolving Credit Facility, we are required to ensure that the sum of our unrestricted cash and the amount of undrawn commitments under the Cheniere Revolving Credit Facility is at least equal to the lesser of (1) 20% of the commitments under the Cheniere Revolving Credit Facility and (2) $100 million.

The Cheniere Revolving Credit Facility is secured by a first priority security interest (subject to permitted liens and other customary exceptions) in substantially all of our assets, including our interests in our direct subsidiaries (excluding CCH HoldCo II).

Credit Facilities

Below is a summary (in millions) of our credit facilities outstanding as of March 31, 2017:

	SPL Working Capital Facility	2016 CQP Credit Facilities	2015 CCH Credit Facility	CCH Working Capital Facility	Cheniere Revolving Credit Facility
Original facility size	$1,200	$2,800	$8,404	$350	$750
Outstanding balance	—	2,560	2,929	—	—
Commitments prepaid or terminated	—	—	2,420	—	—
Letters of credit issued	377	50	—	82	—
Available commitment	$823	$190	$3,055	$268	$750

Interest rate	LIBOR plus 1.75% or base rate plus 0.75%	LIBOR plus 2.25% or base rate plus 1.25% (1)	LIBOR plus 2.25% or base rate plus 1.25% (2)	LIBOR plus 1.50% - 2.00% or base rate plus 0.50% - 1.00%	LIBOR plus 3.25% or base rate plus 2.25%
Maturity date	December 31, 2020, with various terms for underlying loans	February 25, 2020, with principals due quarterly commencing on February 19, 2019	Earlier of May 13, 2022 or second anniversary of CCL Trains 1 and 2 completion date	December 14, 2021, with various terms for underlying loans	March 2, 2021

(1)	There is a 0.50% step-up for both LIBOR and base rate loans beginning on February 25, 2019.

(2)	There is a 0.25% step-up for both LIBOR and base rate loans following completion of the first two Trains of the CCL Project.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Convertible Notes

Below is a summary (in millions) of our convertible notes outstanding as of March 31, 2017:

	2021 Cheniere Convertible Unsecured Notes	2025 CCH HoldCo II Convertible Senior Notes	2045 Cheniere Convertible Senior Notes
Aggregate original principal	$1,000	$1,000	$625
Debt component, net of discount	$966	$1,203	$309
Equity component	$205	$—	$194
Interest payment method	Paid-in-kind	Paid-in-kind (1)	Cash
Conversion by us (2)	—	(3)	(4)
Conversion by holders (2)	(5)	(6)	(7)
Conversion basis	Cash and/or stock	Stock	Cash and/or stock
Conversion value in excess of principal	$—	$—	$—
Maturity date	May 28, 2021	March 1, 2025	March 15, 2045
Contractual interest rate	4.875%	11.0%	4.25%
Effective interest rate	8.3%	11.9%	9.4%
Remaining debt discount and debt issuance costs amortization period (8)	4.2 years	3.5 years	28.0 years

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Interest Expense

Total interest expense, including interest expense related to our convertible notes, consisted of the following (in millions):

	Three Months Ended March 31,
	2017	2016
Interest cost on convertible notes:
Interest per contractual rate	$53	$49
Amortization of debt discount	7	9
Amortization of debt issuance costs	2	1
Total interest cost related to convertible notes	62	59
Interest cost on debt excluding convertible notes	292	234
Total interest cost	354	293
Capitalized interest	(189)	(217)
Total interest expense, net	$165	$76

Fair Value Disclosures

The following table (in millions) shows the carrying amount and estimated fair value of our debt:

	March 31, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes, net of premium or discount (1)	$15,611	$16,738	$14,263	$15,210
2037 SPL Senior Notes (2)	800	826	—	—
Credit facilities (3)	5,513	5,513	5,502	5,502
2021 Cheniere Convertible Unsecured Notes, net of discount (2)	966	1,025	960	983
2025 CCH HoldCo II Convertible Senior Notes (2)	1,203	1,398	1,171	1,328
2045 Cheniere Convertible Senior Notes, net of discount (4)	309	422	308	375

(1)
Includes 2021 SPL Senior Notes, 2022 SPL Senior Notes, 2023 SPL Senior Notes, 2024 SPL Senior Notes, 2025 SPL Senior Notes, 2026 SPL Senior Notes, 2027 SPL Senior Notes, 2028 SPL Senior Notes, 2024 CCH Senior Notes and 2025 CCH Senior Notes. The Level 2 estimated fair value was based on quotes obtained from broker-dealers or market makers of these senior notes and other similar instruments.

(2)
The Level 3 estimated fair value was calculated based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including our stock price and interest rates based on debt issued by parties with comparable credit ratings to us and inputs that are not observable in the market.

(3)
Includes 2015 SPL Credit Facilities, SPL Working Capital Facility, 2016 CQP Credit Facilities, 2015 CCH Credit Facility, CCH Working Capital Facility, Cheniere Revolving Credit Facility and Cheniere Marketing trade finance facilities. The Level 3 estimated fair value approximates the principal amount because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

(4)	The Level 1 estimated fair value was based on unadjusted quoted prices in active markets for identical liabilities that we had the ability to access at the measurement date.

NOTE 11—RESTRUCTURING EXPENSE

During 2015 and 2016, we initiated and implemented certain organizational changes to simplify our corporate structure, improve our operational efficiencies and implement a strategy for sustainable, long-term stockholder value creation through financially disciplined development, construction, operation and investment.  As a result of these efforts, we recorded $6 million and $7 million of restructuring charges and other costs associated with restructuring and operational efficiency initiatives during the three months ended March 31, 2017 and 2016, respectively, for which the majority of these charges required, or will require, cash expenditure. Included in these amounts are $3 million and $6 million for share-based compensation during the three months ended March 31, 2017 and 2016, respectively.  All charges were recorded within the line item entitled “restructuring expense” on our Consolidated Statements of Operations and substantially all related to severance and other employee-related costs. As of both

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

March 31, 2017 and December 31, 2016, we had $6 million of accrued restructuring charges and other costs that were recorded as part of accrued liabilities on our Consolidated Balance Sheets.  Organizational initiatives have been completed as of March 31, 2017.

NOTE 12—INCOME TAXES

We are not presently a taxpayer for federal or state income tax purposes and have not recorded a provision for federal or state income taxes in any of the periods included in the accompanying Consolidated Financial Statements. The net provision was immaterial for the three months ended March 31, 2017 for foreign income taxes. We have recorded a net provision of $1 million for the three months ended March 31, 2016 for foreign income taxes.

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

NOTE 13—SHARE-BASED COMPENSATION

We have granted stock, restricted stock, restricted stock units, performance stock units, phantom units and options to purchase common stock to employees, outside directors and a consultant under the Amended and Restated 2003 Stock Incentive Plan, as amended, 2011 Incentive Plan, as amended (the “2011 Plan”), the 2015 Long-Term Cash Incentive Plan and the 2015 Employee Inducement Incentive Plan.

In January 2017, the issuance of awards with respect to 7.8 million shares of common stock available for issuance under the 2011 Plan was approved at a special meeting of our shareholders. In February 2017, our Board of Directors approved the award of 0.9 million restricted stock units and 0.2 million target performance stock units under the 2011 Plan to certain employees as part of the Long-Term Incentive program implemented in 2017. Restricted stock unit awards vest ratably over a three-year service period on each of the first, second and third anniversaries of the grant date, subject to forfeiture upon termination except in certain events and acceleration upon certain events including death or disability. Performance stock units provide for three-year cliff vesting with payouts based on the Company’s cumulative distributable cash flow per share from January 1, 2018 through December 31, 2019 compared to a pre-established performance target. The number of shares that may be earned at the end of the vesting period ranges from 50 to 200 percent of the target award amount if the threshold performance is met. Both restricted stock units and performance stock units will be settled in Cheniere common stock and are classified as equity awards.

Total share-based compensation consisted of the following (in millions):

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Equity Awards	Liability Awards	Total Awards	Equity Awards	Liability Awards	Total Awards
Total share-based compensation	$5	$27	$32	$13	$4	$17
Capitalized share-based compensation	(1)	(7)	(8)	(1)	—	(1)
Total share-based compensation expense	$4	$20	$24	$12	$4	$16

For a further discussion of the Cheniere’s Equity Incentive Plans, see Note 15—Share-Based Compensation of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2016.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 14—NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

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

The following table (in millions, except per share data) reconciles basic and diluted weighted average common shares outstanding for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Weighted average common shares outstanding:
Basic	232.4	228.1
Dilutive unvested stock	0.3	—
Diluted	232.7	228.1

Basic and diluted net income (loss) per share attributable to common stockholders	$0.23	$(1.41)

Potentially dilutive securities that were not included in the diluted net income (loss) per share computations because their effect would have been anti-dilutive were as follows (in millions):

	Three Months Ended March 31,
	2017	2016
Stock options and unvested stock (1)	1.2	2.0
Convertible notes (2)	16.5	16.0
Total potentially dilutive common shares	17.7	18.0

(1)
Does not include 5.1 million shares and 5.4 million shares for the three months ended March 31, 2017 and 2016, respectively, of unvested stock because the performance conditions had not yet been satisfied as of March 31, 2017 and 2016.

(2)
Includes number of shares in aggregate issuable upon conversion of the 2021 Cheniere Convertible Unsecured Notes and the 2045 Cheniere Convertible Senior Notes. There were no shares included in the computation of diluted net income (loss) per share for the 2025 CCH HoldCo II Convertible Senior Notes because substantive non-market-based contingencies underlying the eligible conversion date have not been met as of March 31, 2017.

NOTE 15—COMMITMENTS AND CONTINGENCIES

We have various contractual obligations which are recorded as liabilities in our Consolidated Financial Statements. Other items, such as certain purchase commitments and other executed contracts which do not meet the definition of a liability as of March 31, 2017, are not recognized as liabilities.

Obligations under Certain Guarantee Contracts

Cheniere and certain of its subsidiaries enter into guarantee arrangements in the normal course of business to facilitate transactions with third parties. These arrangements include financial guarantees, letters of credit and debt guarantees. As of March 31, 2017 and December 31, 2016, there were no liabilities recognized under these guarantee arrangements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of March 31, 2017, there were no pending legal matters that would reasonably be expected to have a material impact on our operating results, financial position or cash flows.

NOTE 16—BUSINESS SEGMENT INFORMATION

During the first quarter of 2017, we finalized our organizational changes to simplify our corporate structure, improve our operational efficiencies and implement a strategy for sustainable, long-term stockholder value creation through financially disciplined development, construction, operation and investment.  As a result of these efforts, we revised the way we manage our business, which resulted in a change to our reportable segments. We previously had two reportable segments: LNG terminal segment and LNG and natural gas marketing segment. We have now determined that we operate as a single operating and reportable segment. Our chief operating decision maker makes resource allocation decisions and assesses performance based on financial information presented on a consolidated basis in the delivery of an integrated source of LNG to our customers.

Customer Concentration

The following table shows customers with revenues of 10% or greater of total revenues and customers with accounts receivable balances of 10% or greater of total accounts receivables:

	Percentage of Total Revenues		Percentage of Accounts Receivable
	Three Months Ended March 31,		March 31,	December 31,
	2017	2016	2017	2016
Customer A	33%	—%	28%	34%
Customer B	13%	—%	14%	21%
Customer C	10%	—%	24%	28%
Customer D	19%	—%	16%	—%
Customer E	—%	—%	—%	12%

NOTE 17—SUPPLEMENTAL CASH FLOW INFORMATION

The following table (in millions) provides supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2017	2016
Cash paid during the period for interest, net of amounts capitalized	$163	$15

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities was $503 million and $577 million as of March 31, 2017 and 2016, respectively.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 18—RECENT ACCOUNTING STANDARDS

The following table provides a brief description of recent accounting standards that had not been adopted by the Company as of March 31, 2017:

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
January 1, 2018
We continue to evaluate the effect of this standard on our Consolidated Financial Statements. Preliminarily, we plan to adopt this standard using the full retrospective approach and we do not currently anticipate that the adoption will have a material impact upon our revenues. The Financial Accounting Standards Board has issued and may issue in the future amendments and interpretive guidance which may cause our evaluation to change. Furthermore, we routinely enter into new contracts and we cannot predict with certainty whether the accounting for any future contract under the new standard would result in a significant change from existing guidance. Because this assessment is preliminary and the accounting for revenue recognition is subject to significant judgment, this conclusion could change as we finalize our assessment. We have not yet determined the impact that recognizing fulfillment costs as assets will have on our Consolidated Financial Statements.

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
		January 1, 2017	The adoption of this guidance did not have a material impact on our Consolidated Financial Statements or related disclosures.
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
January 1, 2017
Upon adoption of this guidance, we made a cumulative effect adjustment to accumulated deficit for all excess tax benefits not previously recognized, offset by the change in valuation allowance, and for our election to account for forfeitures as they occur. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements or related disclosures.

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
		January 1, 2017	The adoption of this guidance did not have a material impact on our Consolidated Financial Statements or related disclosures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Regarding Forward-Looking Statements
This quarterly report contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical or present facts or conditions, included herein or incorporated herein by reference are “forward-looking statements.” Included among “forward-looking statements” are, among other things:

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

•	statements regarding any financing transactions or arrangements, or our ability to enter into such transactions;

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
All of these types of statements, other than statements of historical or present facts or conditions, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this quarterly report and in the other reports and other information that we file with the SEC. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to update or revise any forward-looking statement or provide reasons why actual results may differ, whether as a result of new information, future events or otherwise.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31,

2016. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. Other than as required under the securities laws, we assume no obligation to update or revise these forward-looking statements or provide reasons why actual results may differ.

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

Overview of Business

Cheniere, a Delaware corporation, is a Houston-based energy company primarily engaged in LNG-related businesses. Our vision is to be recognized as the premier global LNG company and provide a reliable, competitive and integrated source of LNG to our customers while creating a safe, productive and rewarding work environment for our employees. We own and operate the Sabine Pass LNG terminal in Louisiana through our ownership interest in and management agreements with Cheniere Partners, which is a publicly traded limited partnership that we created in 2007. We own 100% of the general partner interest in Cheniere Partners and 82.7% of Cheniere Holdings, which is a publicly traded limited liability company formed in 2013 that owns a 55.9% limited partner interest in Cheniere Partners. We are currently developing and constructing two natural gas liquefaction and export facilities. The liquefaction of natural gas into LNG allows it to be shipped economically from areas of the world where natural gas is abundant and inexpensive to produce to other areas where natural gas demand and infrastructure exist to economically justify the use of LNG.

The Sabine Pass LNG terminal is located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast. Cheniere Partners is developing, constructing and operating natural gas liquefaction facilities (the “SPL Project”) at the Sabine Pass LNG terminal adjacent to the existing regasification facilities through a wholly owned subsidiary, SPL. Cheniere Partners plans to construct up to six Trains, which are in various stages of development, construction and operations. Trains 1 through 3 have commenced commercial operations, Train 4 is undergoing commissioning, Train 5 is under construction and Train 6 is being commercialized and has all necessary regulatory approvals in place. Each Train is expected to have a nominal production capacity, which is prior to adjusting for planned maintenance, production reliability and potential overdesign, of approximately 4.5 mtpa of LNG. The Sabine Pass LNG terminal has operational regasification facilities owned by Cheniere Partners’ wholly owned subsidiary, SPLNG, that include existing infrastructure of five LNG storage tanks with capacity of approximately 16.9 Bcfe, two marine berths that can accommodate vessels with nominal capacity of up to 266,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d. Cheniere Partners also owns a 94-mile pipeline that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines through a wholly owned subsidiary, CTPL.

We are developing and constructing a second natural gas liquefaction and export facility at the Corpus Christi LNG terminal, which is on nearly 2,000 acres of land that we own or control near Corpus Christi, Texas, and a pipeline facility (collectively, the “CCL Project”) through wholly owned subsidiaries CCL and CCP, respectively. The CCL Project is being developed for up to three Trains, with expected aggregate nominal production capacity, which is prior to adjusting for planned maintenance, production reliability and potential overdesign, of approximately 13.5 mtpa of LNG, three LNG storage tanks with aggregate capacity of approximately 10.1 Bcfe and two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters. The CCL Project is being developed in stages. The first stage (“Stage 1”) includes Trains 1 and 2, two LNG storage tanks, one complete marine berth and a second partial berth and all of the CCL Project’s necessary infrastructure facilities. The second stage (“Stage 2”) includes Train 3, one LNG storage tank and the completion of the second partial berth. The CCL Project also includes a 23-mile natural gas supply pipeline that will interconnect the Corpus Christi LNG terminal with several interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline”).

The CCL Stage III entities, our wholly owned subsidiaries separate from the CCH Group, are also developing two additional Trains and one LNG storage tank at the Corpus Christi LNG terminal adjacent to the CCL Project, along with a second natural gas pipeline. We remain focused on leveraging infrastructure through the expansion of our existing sites. We are also in various stages of developing other projects, including liquefaction projects and other infrastructure projects in support of natural gas supply and LNG demand, which, among other things, will require acceptable commercial and financing arrangements before we make a final investment decision (“FID”).

Overview of Significant Events

Our significant accomplishments since January 1, 2017 and through the filing date of this Form 10-Q include the following:
Strategic

•	Year to date, LNG from the SPL Project has been delivered to 6 new countries. As of April 2017, LNG from the SPL Project had reached 20 of the 39 LNG importing countries around the world.

•	We completed a land acquisition and acquired rights to obtain additional upland and waterfront land adjacent to the CCL Project aggregating more than 500 acres.

•
Midship Pipeline Company, LLC (“Midship Pipeline”) signed precedent agreements to support construction of an approximately 200-mile interstate natural gas pipeline with expected capacity of 1.0 Bcf/d, to connect new production in the Anadarko Basin to Gulf Coast markets.

Operational

•
43 LNG cargoes (154 million MMBtu) were loaded from the SPL Project in the first quarter of 2017, and in early April 2017 we reached the milestone of 100 cumulative LNG cargoes exported from the SPL Project.

•	SPL commenced production and shipment of LNG commissioning cargoes from Train 3 of the SPL Project in January 2017 and achieved substantial completion and commenced operating activities in March 2017.

•	Commissioning activities for Train 4 of the SPL Project began in March 2017.
Financial

•
In February and March 2017, SPL issued aggregate principal amounts of $800 million of 5.00% Senior Secured Notes due 2037 (the “2037 SPL Senior Notes”) and $1.35 billion, before discount, of 4.200% Senior Secured Notes due 2028 (the “2028 SPL Senior Notes”), respectively. Net proceeds of the offerings of the 2037 SPL Senior Notes and 2028 SPL Senior Notes were $789 million and $1.33 billion, respectively, after deducting the initial purchasers’ commissions (for the 2028 SPL Senior Notes) and estimated fees and expenses. The net proceeds of the 2037 SPL Senior Notes were used to repay the outstanding borrowings under the credit facilities SPL entered into in June 2015 (the “2015 SPL Credit Facilities”) and, along with the net proceeds of the 2028 SPL Senior Notes, the remainder is being used to pay a portion of the capital costs in connection with the construction of Trains 1 through 5 of the SPL Project in lieu of the terminated portion of the commitments under the 2015 SPL Credit Facilities.

•
In March 2017, we entered into a $750 million revolving credit agreement (“Cheniere Revolving Credit Facility”) that may be used to fund the development of the CCL Project and, provided that certain conditions are met, for general corporate purposes.

•	In January 2017, Fitch Ratings assigned SPL’s senior secured debt an investment grade rating of BBB-.

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

The following table (in millions) provides a summary of our liquidity position at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Cash and cash equivalents	$923	$876
Restricted cash designated for the following purposes:
SPL Project	1,531	358
CQP and cash held by guarantor subsidiaries	225	247
CCL Project	143	270
Other	119	76
Available commitments under the following credit facilities:
2015 SPL Credit Facilities	—	1,642
$1.2 billion SPL Working Capital Facility (“SPL Working Capital Facility”)	823	653
$2.8 billion 2016 CQP Credit Facilities (“2016 CQP Credit Facilities”)	190	195
2015 CCH Credit Facility (“2015 CCH Credit Facility”)	3,055	3,603
$350 million CCH Working Capital Facility (“CCH Working Capital Facility”)	268	350
Cheniere Revolving Credit Facility	750	—

For additional information regarding our debt agreements, see Note 10—Debt of our Notes to Consolidated Financial Statements.

Cheniere

Convertible Notes

In November 2014, we issued an aggregate principal amount of $1.0 billion Convertible Unsecured Notes due 2021 (the “2021 Cheniere Convertible Unsecured Notes”). The 2021 Cheniere Convertible Unsecured Notes are convertible at the option of the holder into our common stock at the then applicable conversion rate, provided that the closing price of our common stock is greater than or equal to the conversion price on the date of conversion. In March 2015, we issued the $625.0 million aggregate principal amount of 4.25% Convertible Senior Notes due 2045 (the “2045 Cheniere Convertible Senior Notes”). We have the right, at our option, at any time after March 15, 2020, to redeem all or any part of the 2045 Cheniere Convertible Senior Notes at a redemption price equal to the accreted amount of the 2045 Cheniere Convertible Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to such redemption date. We have the option to satisfy the conversion obligation for the 2021 Cheniere Convertible Unsecured Notes and the 2045 Cheniere Convertible Senior Notes with cash, common stock or a combination thereof. See Note 10—Debt of our Notes to Consolidated Financial Statements in this quarterly report and Note 12—Debt of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2016 for additional information regarding our convertible notes.

Cheniere Revolving Credit Facility

In March 2017, we entered into the Cheniere Revolving Credit Facility that may be used to fund, through loans and letters of credit, equity capital contributions to CCH HoldCo II and its subsidiaries for the development of the CCL Project and, provided that certain conditions are met, for general corporate purposes. No advances or letters of credit under the Cheniere Revolving Credit Facility are available until either (1) Cheniere’s unrestricted cash and cash equivalents are less than $500 million or (2) Train 4 of the SPL Project has achieved substantial completion.

The Cheniere Revolving Credit Facility matures on March 2, 2021 and contains representations, warranties and affirmative and negative covenants customary for companies like Cheniere with lenders of the type participating in the Cheniere Revolving

Credit Facility that limit our ability to make restricted payments, including distributions, unless certain conditions are satisfied, as well as limitations on indebtedness, guarantees, hedging, liens, investments and affiliate transactions. Under the terms of the Cheniere Revolving Credit Facility, we are required to ensure that the sum of our unrestricted cash and the amount of undrawn commitments under the Cheniere Revolving Credit Facility is at least equal to the lesser of (1) 20% of the commitments under the Cheniere Revolving Credit Facility and (2) $100 million.

The Cheniere Revolving Credit Facility is secured by a first priority security interest (subject to permitted liens and other customary exceptions) in substantially all of our assets, including our interests in our direct subsidiaries (excluding CCH HoldCo II). See Note 10—Debt of our Notes to Consolidated Financial Statements in this quarterly report.

Cash Receipts from Subsidiaries

As of March 31, 2017, we had an 82.7% direct ownership interest in Cheniere Holdings. We receive dividends on our Cheniere Holdings shares from the distributions that Cheniere Holdings receives from Cheniere Partners. During each of the three months ended March 31, 2017 and 2016, we received $4 million in dividends on our Cheniere Holdings common shares.

Our ownership interest in the Sabine Pass LNG terminal is held through Cheniere Partners. As of March 31, 2017, we own 82.7% of Cheniere Holdings, which owns a 55.9% limited partner interest in Cheniere Partners in the form of 12.0 million common units, 45.3 million Class B units and 135.4 million subordinated units. We also own 100% of the general partner interest and the incentive distribution rights in Cheniere Partners. We receive quarterly equity distributions from Cheniere Partners related to our 2% general partner interest.

We also receive fees for providing management services to Cheniere Holdings, Cheniere Partners, SPLNG, SPL and CTPL. We received $47 million and $63 million in total service fees from Cheniere Holdings, Cheniere Partners, SPLNG, SPL and CTPL during the three months ended March 31, 2017 and 2016, respectively.

Cheniere Partners’ common unit and general partner distributions are being funded from accumulated operating surplus. Neither we nor Cheniere Holdings received distributions on our subordinated units with respect to the quarters ended on or after June 30, 2010. Cheniere Partners will not make distributions on subordinated units until it generates additional cash flow from SPLNG, SPL, CTPL or other new business, which would be used to make quarterly distributions on our subordinated units before any increase in distributions to the common unitholders.

Cheniere Partners Class B Units

Cheniere Partners’ Class B units are subject to conversion, mandatorily or at the option of the Class B unitholders under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. The Cheniere Partners Class B units are not entitled to cash distributions except in the event of a liquidation of Cheniere Partners, a merger, consolidation or other combination of Cheniere Partners with another person or the sale of all or substantially all of the assets of Cheniere Partners. On a quarterly basis beginning on the initial purchase date of the Class B units, the conversion value of the Class B units increases at a compounded rate of 3.5% per quarter, subject to an additional upward adjustment for certain equity and debt financings. The accreted conversion ratio of the Class B units owned by Cheniere Holdings and Blackstone CQP Holdco LP (“Blackstone CQP Holdco”) was 1.97 and 1.92, respectively, as of March 31, 2017. Since Train 3 of the SPL Project achieved substantial completion in March 2017, the Class B units will mandatorily convert into common units on the first business day following the record date of Cheniere Partners’ first distribution with respect to the quarter ended June 30, 2017 if not voluntarily converted by Blackstone CQP Holdco earlier.

The Class B units were issued at a discount to the market price of the Cheniere Partners common units into which they are convertible.  This discount, totaling $2,130 million, represents a beneficial conversion feature.  The beneficial conversion feature is similar to a dividend that will be distributed with respect to any Class B unit from its issuance date through its conversion date, resulting in an increase in Class B unitholders’ equity and a decrease in common and subordinated unitholders’ equity, including our equity interest in Cheniere Partners. Cheniere Partners amortizes the beneficial conversion feature through the mandatory conversion date of August 2017. Deemed dividends represented by the amortization of the beneficial conversion feature allocated to the Class B units held by Blackstone CQP Holdco are included in net income (loss) attributable to non-controlling interest and result in a reduction of income available to common stockholders. The impact to net income (loss) attributable to non-controlling interest due to the amortization of the beneficial conversion feature was approximately $84 million and $1 million during the three months ended March 31, 2017 and 2016, respectively, and is anticipated to be approximately $748 million for the year ending December 31, 2017 based on the ownership interest as of March 31, 2017.

Cheniere Partners

In February 2016, Cheniere Partners entered into the 2016 CQP Credit Facilities. The 2016 CQP Credit Facilities consist of: (1) a $450 million CTPL tranche term loan that was used to prepay the $400 million term loan facility (the “CTPL Term Loan”) in February 2016, (2) an approximately $2.1 billion SPLNG tranche term loan that was used to repay and redeem the approximately $2.1 billion of the senior notes previously issued by SPLNG in November 2016, (3) a $125 million DSR Facility that may be used to satisfy a six-month debt service reserve requirement and (4) a $115 million revolving credit facility that may be used for general business purposes. Cheniere Partners had $2.6 billion of outstanding borrowings under the 2016 CQP Credit Facilities as of both March 31, 2017 and December 31, 2016, and Cheniere Partners had $190 million and $195 million of available commitments and $50 million and $45 million aggregate amount of issued letters of credit as of March 31, 2017 and December 31, 2016, respectively.

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

See Note 10—Debt of our Notes to Consolidated Financial Statements in this quarterly report and Note 12—Debt of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2016 for additional information regarding the 2016 CQP Credit Facilities.

Sabine Pass LNG Terminal

Liquefaction Facilities

The SPL Project is being developed and constructed at the Sabine Pass LNG terminal adjacent to the existing regasification facilities. We have received authorization from the FERC to site, construct and operate Trains 1 through 6. The following table summarizes the overall project status of the SPL Project as of March 31, 2017:

	SPL Trains 1 & 2		SPL Trains 3 & 4		SPL Train 5
Overall project completion percentage	100%		97.3%		63.1%
Completion percentage of:
Engineering	100%		100%		99.2%
Procurement	100%		100%		93.0%
Subcontract work	100%		84.3%		46.0%
Construction	100%		96.7%		19.2%
Date of expected substantial completion	Train 1	Operational	Train 3	Operational	Train 5	2H 2019
	Train 2	Operational	Train 4	2H 2017
We achieved substantial completion of Trains 1, 2 and 3 of the SPL Project and commenced operating activities in May 2016, September 2016 and March 2017, respectively, and started the commissioning of Train 4 of the SPL Project in March 2017.

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

In January 2016, the DOE issued an order authorizing SPL to export domestically produced LNG by vessel from the Sabine Pass LNG terminal to FTA countries and non-FTA countries over a two-year period commencing on January 15, 2016, in an aggregate amount up to the equivalent of 600 Bcf of natural gas (however, exports to non-FTA countries under this order, when combined with exports to non-FTA countries under the orders related to Trains 1 through 4 above, may not exceed 1,006 Bcf/yr).

A party to the proceedings requested rehearings of the orders above related to the export of 803 Bcf/yr, 203 Bcf/yr and 503.3 Bcf/yr to non-FTA countries. The DOE issued orders denying rehearing of the orders. The same party petitioned the U.S. Court of Appeals for the District of Columbia Circuit to review (1) the 203 Bcf/yr order to non-FTA countries and the order denying the request for rehearing of the same and (2) the 503.3 Bcf/yr order to non-FTA countries and the order denying the request for rehearing of the same. Both appeals are pending.

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

Any LNG produced by SPL in excess of that required for other customers is sold by our integrated marketing function, in fulfilment of various sales commitments.

Natural Gas Transportation, Storage and Supply

To ensure SPL is able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, it has entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL and third-party pipeline companies. SPL has entered into firm storage services agreements with third parties to assist in managing volatility in natural gas needs for the SPL Project. SPL has also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the SPL Project. As of March 31, 2017, SPL has secured up to approximately 2,051 million MMBtu of natural gas feedstock through long-term and short-term natural gas supply contracts.

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

The total contract prices of the EPC contract for Trains 1 and 2, the EPC contract for Trains 3 and 4 and the EPC contract for Train 5 of the SPL Project are approximately $4.1 billion, $3.9 billion and $3.0 billion, respectively, reflecting amounts incurred under change orders through March 31, 2017. Total expected capital costs for Trains 1 through 5 are estimated to be between $12.5 billion and $13.5 billion before financing costs and between $17.5 billion and $18.5 billion after financing costs including, in each case, estimated owner’s costs and contingencies.

Final Investment Decision on Train 6

We will contemplate making an FID to commence construction of Train 6 of the SPL Project based upon, among other things, entering into an EPC contract, entering into acceptable commercial arrangements and obtaining adequate financing to construct Train 6.

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

The remaining approximately 2.0 Bcf/d of capacity has been reserved under a TUA by SPL. SPL is obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million annually, continuing until at least 20 years after SPL delivers its first commercial cargo at the SPL Project. SPL entered into a partial TUA assignment agreement with Total, whereby upon substantial completion of Train 3, SPL commenced gaining access to a portion of Total’s capacity and other services provided under Total’s TUA with SPLNG.  This agreement provides SPL with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity, permit SPL to more flexibly manage its LNG storage capacity and accommodate the development of Trains 5 and 6. Notwithstanding any arrangements between Total and SPL, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA.

Under each of these TUAs, SPLNG is entitled to retain 2% of the LNG delivered to the Sabine Pass LNG terminal.

Capital Resources

We currently expect that SPL’s capital resources requirements with respect to Trains 1 through 5 of the SPL Project will be financed through borrowings and cash flows under the SPAs. We believe that with the net proceeds of borrowings, available commitments under the SPL Working Capital Facility and cash flows from operations, we will have adequate financial resources available to complete Trains 1 through 5 of the SPL Project and to meet our currently anticipated capital, operating and debt service requirements. SPL began generating cash flows from operations from the SPL Project in May 2016, when Train 1 achieved substantial completion and initiated operating activities. Trains 2 and 3 subsequently achieved substantial completion in September 2016 and March 2017, respectively. Additionally, during the three months ended March 31, 2017 and 2016, we realized offsets to LNG terminal costs of $131 million and $14 million, respectively, that were related to the sale of commissioning cargoes because these amounts were earned prior to the start of commercial operations, during the testing phase for the construction of those Trains of the SPL Project.

The following table (in millions) provides a summary of our capital resources from borrowings and available commitments for the Sabine Pass LNG Terminal, excluding equity contributions to our subsidiaries and cash flows from operations (as described in Sources and Uses of Cash), at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Senior notes (1)	$13,650	$11,500
Credit facilities outstanding balance (2)	2,560	3,097
Letters of credit issued (3)	377	324
Available commitments under credit facilities (3)	823	2,295
Total capital resources from borrowings and available commitments (4)	$17,410	$17,216

(1)
Includes SPL’s 5.625% Senior Secured Notes due 2021, 6.25% Senior Secured Notes due 2022, 5.625% Senior Secured Notes due 2023, 5.75% Senior Secured Notes due 2024, 5.625% Senior Secured Notes due 2025, 5.875% Senior Secured Notes due 2026 (the “2026 SPL Senior Notes”), 5.00% Senior Secured Notes due 2027 (the “2027 SPL Senior Notes”), 2028 SPL Senior Notes and 2037 SPL Senior Notes (collectively, the “SPL Senior Notes”).

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

For additional information regarding our debt agreements related to the Sabine Pass LNG Terminal, see Note 10—Debt of our Notes to Consolidated Financial Statements in this quarterly report and Note 12—Debt of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2016.

Senior Secured Notes

The SPL Senior Notes are secured on a pari passu first-priority basis by a security interest in all of the membership interests in SPL and substantially all of SPL’s assets.

At any time prior to three months before the respective dates of maturity for each series of the SPL Senior Notes (except for the 2026 SPL Senior Notes, 2027 SPL Senior Notes, 2028 SPL Senior Notes and 2037 SPL Senior Notes, in which case the time period is six months before the respective dates of maturity), SPL may redeem all or part of such series of the SPL Senior Notes at a redemption price equal to the “make-whole” price (except for the 2037 SPL Senior Notes, in which case the redemption price is equal to the “optional redemption” price) set forth in the respective indentures governing the SPL Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption. SPL may also, at any time within three months of the respective maturity dates for each series of the SPL Senior Notes (except for the 2026 SPL Senior Notes, 2027 SPL Senior Notes, 2028 SPL Senior Notes and 2037 SPL Senior Notes, in which case the time period is within six months of the respective dates of maturity), redeem all or part of such series of the SPL Senior Notes at a redemption price equal to 100% of the principal amount of such series of the SPL Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

Both the indenture governing the 2037 SPL Senior Notes (the “2037 SPL Senior Notes Indenture”) and the common indenture governing the remainder of the SPL Senior Notes (the “SPL Indenture”) include restrictive covenants. SPL may incur additional indebtedness in the future, including by issuing additional notes, and such indebtedness could be at higher interest rates and have different maturity dates and more restrictive covenants than the current outstanding indebtedness of SPL, including the SPL Senior Notes and the SPL Working Capital Facility. Under the 2037 SPL Senior Notes Indenture and the SPL Indenture, SPL may not make any distributions until, among other requirements, deposits are made into debt service reserve accounts as required and a debt service coverage ratio test of 1.25:1.00 is satisfied.

2015 SPL Credit Facilities

In June 2015, SPL entered into the 2015 SPL Credit Facilities with commitments aggregating $4.6 billion to fund a portion of the costs of developing, constructing and placing into operation Trains 1 through 5 of the SPL Project. In February 2017, SPL issued the 2028 SPL Senior Notes and a portion of the net proceeds of the issuance was used to repay the then outstanding borrowings of $369 million under the 2015 SPL Credit Facilities. In March 2017, SPL issued the 2028 SPL Senior Notes and SPL terminated the remaining available balance of $1.6 billion under the 2015 SPL Credit Facilities.

SPL Working Capital Facility

In September 2015, SPL entered into the SPL Working Capital Facility, which is intended to be used for loans to SPL (“SPL Working Capital Loans”), the issuance of letters of credit on behalf of SPL, as well as for swing line loans to SPL (“SPL Swing Line Loans”), primarily for certain working capital requirements related to developing and placing into operation the SPL Project. SPL may, from time to time, request increases in the commitments under the SPL Working Capital Facility of up to $760 million and, upon the completion of the debt financing of Train 6 of the SPL Project, request an incremental increase in commitments of up to an additional $390 million. As of March 31, 2017 and December 31, 2016, SPL had $823 million and $653 million of available commitments, $377 million and $324 million aggregate amount of issued letters of credit and zero and $224 million of loans outstanding under the SPL Working Capital Facility, respectively.

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

Corpus Christi LNG Terminal

Liquefaction Facilities

The CCL Project is being developed and constructed at the Corpus Christi LNG terminal, on nearly 2,000 acres of land that we own or control near Corpus Christi, Texas. In December 2014, we received authorization from the FERC to site, construct and operate Stages 1 and 2 of the CCL Project. The following table summarizes the overall project status of Stage 1 of the CCL Project:

	CCL Stage 1
Overall project completion percentage	59.1%
Project completion percentage of:
Engineering	100%
Procurement	78.6%
Subcontract work	28.9%
Construction	30.7%
Expected date of substantial completion	Train 1	1H 2019
	Train 2	2H 2019

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

•
CCL Stage III entities—FTA countries for a 20-year term in an amount equivalent to 514 Bcf/yr (approximately 10 mtpa) of natural gas. The application for authorization to export that same 514 Bcf/yr of domestically produced LNG by vessel to non-FTA countries is currently pending before the DOE.

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

Any LNG produced by CCL that is not required for other customers is sold by our integrated marketing function, in fulfilment of various sales commitments.

Natural Gas Transportation, Storage and Supply

To ensure CCL is able to transport adequate natural gas feedstock to the Corpus Christi LNG terminal, it has entered into transportation precedent agreements to secure firm pipeline transportation capacity with CCP and certain third-party pipeline companies. CCL has entered into a firm storage services agreement with a third party to assist in managing volatility in natural gas needs for the CCL Project. CCL has also entered into enabling agreements with third parties, and will continue to enter into such agreements, in order to secure natural gas feedstock for the CCL Project. We expect to enter into gas supply contracts under these enabling agreements as and when required for the CCL Project. Among other things, these agreements would allow CCL to enter into natural gas purchases as and when required for the CCL Project on a spot or forward basis tied to Henry Hub or other market indices.

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

The total contract price of the EPC contract for Stage 1, which does not include the Corpus Christi Pipeline, is approximately $7.8 billion, reflecting amounts incurred under change orders through March 31, 2017. Total expected capital costs for Stage 1 are estimated to be between $9.0 billion and $10.0 billion before financing costs, and between $11.0 billion and $12.0 billion after financing costs including, in each case, estimated owner’s costs and contingencies.

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

Capital Resources

We expect to finance the construction costs of the CCL Project from one or more of the following: project financing, operating cash flow from CCL and CCP and equity contributions to our subsidiaries. The following table (in millions) provides a summary of our capital resources from borrowings and available commitments for the CCL Project, excluding equity contributions to our subsidiaries, at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Senior notes (1)	$2,750	$2,750
11% Convertible Senior Secured Notes due 2025	1,203	1,171
Credit facilities outstanding balance (2)	2,929	2,381
Letters of credit issued (2)	82	—
Available commitments under credit facilities (2)	3,323	3,953
Total capital resources from borrowings and available commitments (3)	$10,287	$10,255

(1)
Includes CCH’s 7.000% Senior Secured Notes due 2024 (the “2024 CCH Senior Notes”) and 5.875% Senior Secured Notes due 2025 (the “2025 CCH Senior Notes” and collectively with the 2024 CCH Senior Notes, the “CCH Senior Notes”).

(2)	Includes 2015 CCH Credit Facility and CCH Working Capital Facility.

(3)
Does not include Cheniere’s additional borrowings from 2021 Cheniere Convertible Unsecured Notes, 2045 Cheniere Convertible Senior Notes and Cheniere Revolving Credit Facility, which may be used for the CCL Project.

For additional information regarding our debt agreements related to the CCL Project, see Note 10—Debt of our Notes to Consolidated Financial Statements.

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

2015 CCH Credit Facility

In May 2015, CCH entered into the 2015 CCH Credit Facility. The obligations of CCH under the 2015 CCH Credit Facility are secured by a first priority lien on substantially all of the assets of CCH and its subsidiaries and by a pledge by CCH HoldCo I of its limited liability company interests in CCH. As of March 31, 2017 and December 31, 2016, CCH had $3.1 billion and $3.6 billion of available commitments and $2.9 billion and $2.4 billion of outstanding borrowings under the 2015 CCH Credit Facility, respectively.

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
CCH Working Capital Facility

In December 2016, CCH entered into the $350 million CCH Working Capital Facility, which is intended to be used for loans to CCH (“CCH Working Capital Loans”), the issuance of letters of credit on behalf of CCH, as well as for swing line loans to CCH (“CCH Swing Line Loans”) for certain working capital requirements related to developing and placing into operation the CCL Project. Loans under the CCH Working Capital Facility are guaranteed by the CCH Guarantors. CCH may, from time to time, request increases in the commitments under the CCH Working Capital Facility of up to the maximum allowed under the Common Terms Agreement that was entered in concurrently with the 2015 CCH Credit Facility. CCH did not have any amounts outstanding under the CCH Working Capital Facility as of both March 31, 2017 and December 31, 2016, and CCH had $82 million and zero aggregate amount of issued letters of credit as of March 31, 2017 and December 31, 2016, respectively.

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

Marketing

We market and sell LNG produced by the SPL Project and the CCL Project through our integrated marketing function. We are developing a portfolio of long- and medium-term SPAs to transport and unload commercial LNG cargoes to locations worldwide, which is primarily sourced by LNG produced by the SPL Project and the CCL Project but supplemented by volume procured from other locations worldwide, as needed. As of March 31, 2017, we have sold approximately 487 million MMBtu of LNG to be delivered to counterparties between 2017 and 2023, with delivery obligations conditional in certain circumstances.  The cargoes have been sold either on a Free on Board basis (delivered to the counterparty at the Sabine Pass LNG terminal) or a Delivered at Terminal (“DAT”) basis (delivered to the counterparty at their LNG receiving terminal). We have chartered LNG vessels to be utilized in DAT transactions. In addition, we have entered into a long-term agreement to sell LNG cargoes on a DAT basis.  The agreement is conditioned upon the buyer achieving certain milestones, including reaching an FID related to certain projects and obtaining related financing.

Cheniere Marketing entered into uncommitted trade finance facilities for up to $470 million primarily to be used for the purchase and sale of LNG for ultimate resale in the course of its operations. The finance facilities are intended to be used for advances, guarantees or the issuance of letters of credit or standby letters of credit on behalf of Cheniere Marketing. As of March 31, 2017 and December 31, 2016, Cheniere Marketing had $24 million and $23 million in loans outstanding and $22 million and $12 million in standby letters of credit and guarantees outstanding under the finance facilities, respectively. Cheniere Marketing pays interest or fees on utilized commitments.

Corporate and Other Activities

We are required to maintain corporate and general and administrative functions to serve our business activities described above.  We are also in various stages of developing other projects, including liquefaction projects and other infrastructure projects in support of natural gas supply and LNG demand, which, among other things, will require acceptable commercial and financing arrangements before we make an FID. We are exploring the development of a midscale liquefaction project using electric drive modular Trains, with an expected aggregate nominal production capacity of approximately 9.5 mtpa of LNG. Through Midship Pipeline, we have proposed the development of a pipeline with expected capacity of up to 1.4 Bcf/d connecting new gas production in the Anadarko Basin to Gulf Coast markets, including markets serving the SPL Project and the CCL Project, and completed the binding open season with commitments. We recently commenced the regulatory pre-filing process and expect to file formal applications for the required regulatory permits in 2017.

Sources and Uses of Cash

The following table (in millions) summarizes the sources and uses of our cash, cash equivalents and restricted cash for the three months ended March 31, 2017 and 2016. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Three Months Ended March 31,
	2017	2016
Operating cash flows	$309	$(131)
Investing cash flows	(1,290)	(1,168)
Financing cash flows	2,095	1,423

Net increase in cash, cash equivalents and restricted cash	1,114	124
Cash, cash equivalents and restricted cash—beginning of period	1,827	1,736
Cash, cash equivalents and restricted cash—end of period	$2,941	$1,860

Operating Cash Flows

Our operating cash flows increased from outflows of $131 million during the three months ended March 31, 2016 to inflows of $309 million during the three months ended March 31, 2017. The $440 million increase in operating cash inflows in 2017 compared to 2016 was primarily related to increased cash receipts from the sale of LNG cargoes, partially offset by increased operating costs and expenses as a result of the commencement of operations of Trains 1, 2 and 3 of the SPL Project in May 2016, September 2016 and March 2017, respectively.

Investing Cash Flows

Investing cash outflows during the three months ended March 31, 2017 and 2016 were $1.3 billion and $1.2 billion, respectively, and are primarily used to fund the construction costs for Trains 1 through 5 of the SPL Project and Trains 1 and 2 of the CCL Project. These costs are capitalized as construction-in-process until achievement of substantial completion. In addition to cash outflows for construction costs for the SPL Project and the CCL Project, we received $36 million during the three months ended March 31, 2017 from the return of collateral payments previously paid for the CCL Project, which was offset by $7 million for investments in unconsolidated entities and other projects. During the three months ended March 31, 2016, we used $18 million primarily to pay municipal water districts for water system enhancements that will increase potable water supply to our export terminals and for investments made in unconsolidated entities.

Financing Cash Flows

Financing cash inflows during the three months ended March 31, 2017 were $2.1 billion, primarily as a result of:

•	issuances of aggregate principal amounts of $800 million of the 2037 SPL Senior Notes and $1.35 billion of the 2028 SPL Senior Notes;

•	$55 million of borrowings and a $369 million repayment made under the 2015 SPL Credit Facilities;

•	$548 million of borrowings under the 2015 CCH Credit Facility;

•	$110 million of borrowings and $334 million of repayments made under the SPL Working Capital Facility;

•	$43 million of debt issuance and deferred financing costs related to up-front fees paid upon the closing of these transactions;

•	$20 million of distributions and dividends to non-controlling interest by Cheniere Partners and Cheniere Holdings; and

•	$1 million paid for tax withholdings for share-based compensation.

Financing cash inflows during the three months ended March 31, 2016 were $1.4 billion, primarily as a result of:

•	entering into the 2016 CQP Credit Facilities and borrowing $450 million to prepay the $400 million CTPL Term Loan;

•	$660 million of borrowings under the 2015 SPL Credit Facilities;

•	$125 million of borrowings and a $15 million repayment made under the SPL Working Capital Facility;

•	$673 million of borrowings under the 2015 CCH Credit Facility;

•	$49 million of debt issuance and deferred financing costs related to up-front fees paid upon the closing of these transactions;

•	$20 million of distributions and dividends to non-controlling interest by Cheniere Partners and Cheniere Holdings; and

•	$1 million paid for tax withholdings for share-based compensation.

Results of Operations

The following table summarizes the volume of operational and commissioning LNG cargoes that were loaded from the SPL Project and recognized on our Consolidated Financial Statements during the three months ended March 31, 2017:

(in million MMBtu)	Operational	Commissioning
Volume loaded during the current quarter	128	26
Volume loaded during the prior quarter but recognized during the current quarter	19	—
Less: volume loaded during the current quarter and in transit at the end of the quarter	(7)	(8)
Total volume recognized in the current quarter	140	18

Our consolidated net income attributable to common stockholders was $54 million, or $0.23 per share (basic and diluted), in the three months ended March 31, 2017, compared to a net loss attributable to common stockholders of $321 million, or $1.41 per share (basic and diluted), in the three months ended March 31, 2016. This $375 million increase in net income in 2017 was primarily a result of increased income from operations and decreased derivative loss, net, which were partially offset by increased interest expense, net of amounts capitalized, and loss on early extinguishment of debt.

Revenues

	Three Months Ended March 31,
(in millions)	2017	2016	Change
LNG revenues	$1,143	$3	$1,140
Regasification revenues	68	65	3
Other revenues	—	1	(1)
Total revenues	$1,211	$69	$1,142

We began recognizing LNG revenues from the SPL Project following the substantial completion and the commencement of operating activities of Train 1 in May 2016. Trains 2 and 3 subsequently achieved substantial completion in September 2016 and March 2017, respectively. Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process because these amounts are earned during the testing phase for the construction of those Trains of the SPL Project. During the three months ended March 31, 2017 and 2016, we realized offsets to LNG terminal costs of $131 million and $14 million, respectively, that were related to the sale of commissioning cargoes. During the three months ended March 31, 2017, we recognized revenues related to the sale of 140 million MMBtu of LNG from the SPL Project, of which approximately 76 million MMBtu of LNG was sold to third-party SPA customers for revenues of $462 million and the remainder of the volume was sold by our integrated marketing function. Additionally, LNG revenues included revenues of $48 million for the three months ended March 31, 2017 for 4 million MMBtu that we procured from third parties, as well as derivative gains and losses related to commodity derivatives. As additional Trains become operational, we expect our LNG revenues to increase in the future.

Operating costs and expenses

	Three Months Ended March 31,
(in millions)	2017	2016	Change
Cost of sales	$624	$15	$609
Operating and maintenance expense	78	36	42
Development expense	3	2	1
Selling, general and administrative expense	54	66	(12)
Depreciation and amortization expense	70	24	46
Restructuring expense	6	7	(1)
Impairment expense	—	10	(10)
Total operating costs and expenses	$835	$160	$675

Our total operating costs and expenses increased $675 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily as a result of the commencement of operations of at the SPL Project in May 2016 upon the substantial completion of Train 1, followed by the substantial completion of Trains 2 and 3 in September 2016 and March 2017, respectively.

Cost of sales increased during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 as a result of the commencement of operations at the SPL Project. Cost of sales includes costs incurred directly for the production and delivery of LNG from the SPL Project such as natural gas feedstock, variable transportation and storage costs, derivative gains and losses associated with economic hedges to secure natural gas feedstock for the SPL Project, and other related costs to convert natural gas into LNG, all to the extent not utilized for the commissioning process. Included in cost of sales during the three months ended March 31, 2017 and 2016 were vessel charter costs of $37 million and $9 million, respectively, which were incurred throughout the period, including the period prior to substantial completion of Trains 1 through 3 of the SPL Project.

Operating and maintenance expense increased during the three months ended March 31, 2017 as a result of the commencement of operations at the SPL Project. Operating and maintenance expense includes costs associated with operating and maintaining the SPL Project such as third-party service and maintenance contract costs, payroll and benefit costs of operations personnel, natural gas transportation and storage capacity demand charges, derivative gains and losses related to the sale and purchase of LNG associated with the regasification terminal, insurance and regulatory costs. Depreciation and amortization expense increased during the three months ended March 31, 2017 as we began depreciation of our assets related to Trains 1 through 3 of the SPL Project upon reaching substantial completion.

Partially offsetting the increases above was a decrease in selling, general and administrative expense, which was primarily due to the implementation of certain organizational changes to simplify our corporate structure, improve our operational efficiencies and implement a strategy for sustainable, long-term stockholder value creation through financially disciplined development, construction, operation and investment, and due to a reduction in professional services fees. Organizational initiatives have been completed as of March 31, 2017.

Impairment expense decreased during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The impairment expense recognized during the three months ended March 31, 2016 related to a corporate airplane that was written down to fair value based on market-based appraisals, which was ultimately sold by the end of the year. The impairment was recognized due to the potential disposition of the airplane in connection with the Company having initiated organizational changes and the associated focus for financially disciplined investment.

As additional Trains become operational, we expect our operating costs and expenses to increase in the future, including higher depreciation and amortization expense as the related assets begin to be depreciated upon reaching substantial completion.

Other expense (income)

	Three Months Ended March 31,
(in millions)	2017	2016	Change
Interest expense, net of capitalized interest	$165	$76	$89
Loss on early extinguishment of debt	42	1	41
Derivative loss (gain), net	(1)	181	(182)
Other income	(2)	(1)	(1)
Total other expense	$204	$257	$(53)

Interest expense, net of capitalized interest, increased $89 million in the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily as a result of an increase in our indebtedness outstanding (before premium, discount and unamortized debt issuance costs), from $18.8 billion as of March 31, 2016 to $24.8 billion as of March 31, 2017, and a decrease in the portion of total interest costs that could be capitalized as Trains 1 through 3 of the SPL Project were no longer in construction. For the three months ended March 31, 2017, we incurred $354 million of total interest cost, of which we capitalized $189 million which was directly related to the construction of the SPL Project and the CCL Project. For the three months ended March 31, 2016, we incurred $293 million of total interest cost, of which we capitalized $217 million which was directly related to the construction of the SPL Project and the CCL Project.

Loss on early extinguishment of debt increased $41 million in the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. Loss on early extinguishment of debt recognized during the three months ended March 31, 2017 was attributable to the write-off of debt issuance costs upon termination of the remaining available balance of $1.6 billion under the 2015 SPL Credit Facilities in connection with the issuance of the 2028 SPL Senior Notes.

Derivative loss, net decreased $182 million from a $181 million net loss in the three months ended March 31, 2016 to a $1 million net gain in three months ended March 31, 2017. The net gain recognized during the three months ended March 31, 2017 was primarily due to a relative increase in the long-term forward LIBOR curve during the period, which was offset by a $7 million loss recognized upon the termination of interest rate swaps associated with approximately $1.6 billion of commitments that were terminated under the 2015 SPL Credit Facilities. The net loss recognized during the three months ended March 31, 2016 was due to a relative decrease in the long-term forward LIBOR curve during the period.

Other

	Three Months Ended March 31,
(in millions)	2017	2016	Change
Income tax provision	$—	$1	$(1)
Net income (loss) attributable to non-controlling interest	118	(28)	146

Net income attributable to non-controlling interest increased $146 million in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, primarily due to the increase in consolidated net income recognized by Cheniere Partners in which the non-controlling interest is held. The consolidated net income recognized by Cheniere Partners increased from a net loss of $75 million in the three months ended March 31, 2016 to net income of $47 million in the three months ended March 31, 2017 primarily due to increased income from operations as a result of the commencement of operations at the SPL Project and decreased derivative loss, net, which were partially offset by increased interest expense, net of amounts capitalized and increased loss on early extinguishment of debt. Additionally, net income attributable to non-controlling interest was reduced by approximately $84 million in amortization of the beneficial conversion feature on Cheniere Partners’ Class B units.

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

Summary of Critical Accounting Estimates

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our annual report on Form 10-K for the year ended December 31, 2016.

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

Marketing and Trading Commodity Price Risk

We have entered into commodity derivatives consisting of natural gas supply contracts to secure natural gas feedstock for the SPL Project (“Liquefaction Supply Derivatives”). We have also entered into financial derivatives to hedge the exposure to the commodity markets in which we have contractual arrangements to purchase or sell physical LNG (“LNG Trading Derivatives”). In order to test the sensitivity of the fair value of the Liquefaction Supply Derivatives and the LNG Trading Derivatives to changes in underlying commodity prices, management modeled a 10% change in the commodity price for natural gas for each delivery location and a 10% change in the commodity price for LNG, respectively, as follows (in millions):

	March 31, 2017		December 31, 2016
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$39	$2	$73	$6
LNG Trading Derivatives	(3)	3	(3)	—

See Note 6—Derivative Instruments for additional details about our derivative instruments.

Interest Rate Risk

SPL, CQP and CCH have entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2015 SPL Credit Facilities (“SPL Interest Rate Derivatives”), the 2016 CQP Credit Facilities (“CQP Interest Rate Derivatives”) and the 2015 CCH Credit Facility (“CCH Interest Rate Derivatives” and collectively, with the SPL Interest Rate Derivatives and the CQP Interest Rate Derivatives, the “Interest Rate Derivatives”), respectively. In order to test the sensitivity of the fair value of the Interest Rate Derivatives to changes in interest rates, management modeled a 10% change in the forward 1-month LIBOR curve across the remaining terms of the Interest Rate Derivatives as follows (in millions):

	March 31, 2017		December 31, 2016
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
SPL Interest Rate Derivatives	$—	$—	$(6)	$2
CQP Interest Rate Derivatives	16	6	13	6
CCH Interest Rate Derivatives	(75)	52	(86)	52

Foreign Currency Exchange Risk

We have entered into foreign currency exchange (“FX”) contracts to hedge exposure to currency risk associated with operations in countries outside of the United States (“FX Derivatives”). In order to test the sensitivity of the fair value of the FX Derivatives to changes in FX rates, management modeled a 10% change in FX rate between the U.S. dollar and the applicable foreign currencies. This 10% change in FX rates would have resulted in an immaterial change in the fair value of the FX Derivatives as of both March 31, 2017 and December 31, 2016.

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

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. There have been no material changes to the legal proceedings disclosed in our annual report on Form 10-K for the year ended December 31, 2016.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes stock repurchases for the three months ended March 31, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
January 1 - 31, 2017	3,463	$41.59	—	—
February 1 - 28, 2017	12,483	$47.17	—	—
March 1 - 31, 2017	—	$—	—	—

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

Sale of Unregistered Securities

On February 28, 2017, we issued 59,116 unregistered shares of our common stock to Pacific Capital Management, LLC in reliance upon the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, pursuant to a privately negotiated stock-for-stock exchange transaction in which we acquired 115,348 common shares representing limited liability company interests in Cheniere Holdings.

ITEM 5.	OTHER INFORMATION

Compliance Disclosure

Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended March 31, 2017, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our quarterly report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012. During the quarter ended March 31, 2017, we did not engage in any transactions with Iran or with persons or entities related to Iran.

ITEM 6.	EXHIBITS

Exhibit No.	Description
4.1
Tenth Supplemental Indenture, dated as of March 6, 2017, between Sabine Pass Liquefaction, LLC and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on March 6, 2017)

4.2	Form of 4.200% Senior Secured Note due 2028 (Included as Exhibit A-1 to Exhibit 4.1 above)
4.3
Indenture, dated as of February 24, 2017, between Sabine Pass Liquefaction, LLC, the guarantors that may become party thereto from time to time and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on February 27, 2017)

4.4	Form of 5.00% Senior Secured Note due 2037 (Included as Exhibit A-1 to Exhibit 4.3 above)
10.1†
Amended and Restated Cheniere Energy, Inc. Key Executive Severance Pay Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on February 24, 2017)

10.2*†	Form of Restricted Stock Unit Award Agreement under the Cheniere Energy, Inc. 2011 Incentive Plan (UK) (Grades 18-20)
10.3*†	Form of Restricted Stock Unit Award Agreement under the Cheniere Energy, Inc. 2011 Incentive Plan (UK) (Grade 17)
10.4*†	Form of Restricted Stock Unit Award Agreement under the Cheniere Energy, Inc. 2011 Incentive Plan (UK) (Grade 16 and Below)
10.5*†	Form of Restricted Stock Unit Award Agreement under the Cheniere Energy, Inc. 2011 Incentive Plan (Singapore) (Grade 16 and Below)
10.6*†	Form of Restricted Stock Unit Award Agreement under the Cheniere Energy, Inc. 2011 Incentive Plan (Chile) (Grade 16 and Below)
10.7*†	Form of Performance Stock Unit Award Agreement under the Cheniere Energy, Inc. 2011 Incentive Plan (UK) (Grades 18-20)
10.8*†	Form of Performance Stock Unit Award Agreement under the Cheniere Energy, Inc. 2011 Incentive Plan (UK) (Grade 17)
10.9*†	Form of Performance Stock Unit Award Agreement under the Cheniere Energy, Inc. 2011 Incentive Plan (UK) (Grade 16 and Below)
10.10
Second Omnibus Amendment and Waiver, dated as of January 20, 2017, to the Second Amended and Restated Common Terms Agreement, dated as of June 30, 2015, among Sabine Pass Liquefaction, LLC, as Borrower, the representatives and agents from time to time parties thereto, and Société Générale, as the Common Security Trustee and Intercreditor Agent (Incorporated by reference to Exhibit 10.73 to SPL’s Registration Statement on Form S-4 (SEC File No. 333-215882), filed on February 3, 2017)

10.11
Amendment to the Common Terms Agreement, dated January 20, 2017, to the Second Amended and Restated Common Terms Agreement, dated as of June 30, 2015, among Sabine Pass Liquefaction, LLC, as Borrower, the representatives and agents from time to time parties thereto, and Société Générale, as the Common Security Trustee and Intercreditor Agent (Incorporated by reference to Exhibit 10.74 to SPL’s Registration Statement on Form S-4 (SEC File No. 333-215882), filed on February 3, 2017)

10.12
Registration Rights Agreement, dated as of March 6, 2017, between Sabine Pass Liquefaction, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on March 6, 2017)

10.13
The Revolving Credit Agreement, dated as of March 2, 2017, among Cheniere Energy, Inc., the Lenders and Issuing Banks party thereto, Goldman Sachs Bank USA, Morgan Stanley Senior Funding, Inc. and SG Americas Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, and Société Générale, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 8, 2017)

10.14
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00056 Performance and Attendance Bonus (PAB) Incentive Program Provisional Sum Closeout, dated February 28, 2017 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.77 to Amendment No. 1 to SPL’s Registration Statement on Form S-4 (SEC File No. 333-215882), filed on March 31, 2017)

Exhibit No.	Description
10.15
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00033 Instrument Air Tie-In Point Location Change, dated January 25, 2017 and (ii) the Change Order CO-00034 Additional Owner Site Office Provisional Sum Closeout, dated January 25, 2017 (Incorporated by reference to Exhibit 10.76 to Amendment No. 1 to SPL’s Registration Statement on Form S-4 (SEC File No. 333-215882), filed on March 31, 2017)

10.16
Change orders to the Fixed Price Separated Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Stage 1 Liquefaction Facility, dated as of December 6, 2013, between Corpus Christi Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00021 Secondary Access Road, DMPA-1 Scope and Use, Credit for Material Disposal, Power Pole Relocation, dated June 29, 2016, (ii) the Change Order CO-00023 Differing Soil Conditions and Bed 24 Over-Excavation Due to Differing Soil Condition, dated June 29, 2016, (iii) the Change Order CO-00025 Priority 6 Roads Differing Soil Conditions and 102-J01 Over-Excavation due to Differing Soil Conditions, dated August 23, 2016, (iv) the Change Order CO-00027 Lines Traversing Laydown Area Access Road and Underground Utilities for Temporary Facilities, dated September 26, 2016, and (v) the Change Order CO-00032 Integrated Security System, dated February 3, 2017 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.45 to Amendment No. 1 to CCH’s Registration Statement on Form S-4 (SEC File No. 333-215435), filed on March 8, 2017)

10.17
Change order to the Fixed Price Separated Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Stage 1 Liquefaction Facility, dated as of December 6, 2013, between Corpus Christi Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00030, dated November 1, 2016 (Incorporated by reference to Exhibit 10.46 to Amendment No. 1 to CCH’s Registration Statement on Form S-4 (SEC File No. 333-215435), filed on March 8, 2017)

10.18
Change order to the Fixed Price Separated Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Stage 1 Liquefaction Facility, dated as of December 6, 2013, between Corpus Christi Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00031, Flare System Modification Implementation, dated January 17, 2017 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.48 to Amendment No. 2 to CCH’s Registration Statement on Form S-4 (SEC File No. 333-215435), filed on March 23, 2017)

10.19
Change order to the Fixed Price Separated Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Stage 1 Liquefaction Facility, dated as of December 6, 2013, between Corpus Christi Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00033 Marine Ground Flare, dated February 27, 2017 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.4 to CCH’s Quarterly Report on Form 10-Q (SEC File No. 333-215435), filed on May 3, 2017)

10.20
Amendment of LNG Sale and Purchase Agreement (FOB), dated January 12, 2017, between Sabine Pass Liquefaction, LLC (Seller) and Gas Natural Fenosa LNG GOM, Limited (assignee of Gas Natural Aprovisionamientos SDG S.A.) (Buyer) (Incorporated by reference to Exhibit 10.3 to SPL’s Registration Statement on Form S-4 (SEC File No. 333-215882), filed on February 3, 2017)

10.21
Fourth Amended and Restated Agreement of Limited Partnership of Cheniere Energy Partners, L.P. (Incorporated by reference to Exhibit 3.1 to Cheniere Partners’ Current Report on Form 8-K (File No. 001-33366) filed on February 21, 2017)

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

CHENIERE ENERGY, INC.

Date:	May 3, 2017	By:	/s/ Michael J. Wortley
Michael J. Wortley
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	May 3, 2017	By:	/s/ Leonard Travis
Leonard Travis
Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)