Form 10-Q
period 2017-06-30
CHENIERE ENERGY INC
filed 2017-08-08
CIK 3570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2017
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
As of August 3, 2017, the issuer had 237,827,615 shares of Common Stock outstanding.

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

LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas, a product of natural gas that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state
MMBtu	million British thermal units, an energy unit
mtpa	million tonnes per annum
non-FTA countries	countries with which the United States does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	Securities and Exchange Commission
SPA	LNG sale and purchase agreement
TBtu	trillion British thermal units, an energy unit
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
TUA	terminal use agreement

Abbreviated Organizational Structure

The following diagram depicts our abbreviated organizational structure as of June 30, 2017, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

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
Cheniere Corpus Christi Holdings, LLC ("CCH")
100% Interest
Corpus Christi Liquefaction, LLC ("CCL")
Cheniere Corpus Christi Pipeline, L.P. ("CCP")

Unless the context requires otherwise, references to “Cheniere,” the “Company,” “we,” “us” and “our” refer to Cheniere Energy, Inc. (NYSE American: LNG) and its consolidated subsidiaries, including our publicly traded subsidiaries, Cheniere Partners (NYSE American: CQP) and Cheniere Holdings (NYSE American: CQH).
Unless the context requires otherwise, references to the “CCH Group” refer to CCH HoldCo II, CCH HoldCo I, CCH, CCL and CCP, collectively. References to the “CCL Stage III entities” refer to Corpus Christi Liquefaction Stage III, LLC and Cheniere Corpus Christi Pipeline Stage III, LLC.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	June 30,	December 31,
	2017	2016
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$796	$876
Restricted cash	1,032	860
Accounts and other receivables	283	218
Accounts receivable—related party	1	—
Inventory	150	160
Derivative assets	20	24
Other current assets	86	100
Total current assets	2,368	2,238

Non-current restricted cash	716	91
Property, plant and equipment, net	22,904	20,635
Debt issuance costs, net	197	277
Non-current derivative assets	43	83
Goodwill	77	77
Other non-current assets, net	295	302
Total assets	$26,600	$23,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$62	$49
Accrued liabilities	674	637
Current debt	—	247
Deferred revenue	65	73
Derivative liabilities	39	71
Total current liabilities	840	1,077

Long-term debt, net	24,654	21,688
Non-current deferred revenue	3	5
Non-current derivative liabilities	54	45
Other non-current liabilities	45	49

Commitments and contingencies (see Note 15)

Stockholders’ equity
Preferred stock, $0.0001 par value, 5.0 million shares authorized, none issued	—	—
Common stock, $0.003 par value
Authorized: 480.0 million shares at June 30, 2017 and December 31, 2016
Issued: 250.1 million shares at June 30, 2017 and December 31, 2016
Outstanding: 237.8 million shares and 238.0 million shares at June 30, 2017 and December 31, 2016, respectively	1	1
Treasury stock: 12.3 million shares and 12.2 million shares at June 30, 2017 and December 31, 2016, respectively, at cost	(377)	(374)
Additional paid-in-capital	3,228	3,211
Accumulated deficit	(4,465)	(4,234)
Total stockholders’ deficit	(1,613)	(1,396)
Non-controlling interest	2,617	2,235
Total equity	1,004	839
Total liabilities and equity	$26,600	$23,703

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
LNG revenues	$1,171	$110	$2,314	$113
Regasification revenues	65	65	130	130
Other revenues	4	2	7	3
Other—related party	1	—	1	—
Total revenues	1,241	177	2,452	246

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	692	85	1,316	100
Operating and maintenance expense	117	46	195	82
Development expense	1	1	4	3
Selling, general and administrative expense	61	72	115	138
Depreciation and amortization expense	90	33	160	57
Restructuring expense	—	16	6	23
Impairment expense	—	—	—	10
Other	6	—	6	—
Total operating costs and expenses	967	253	1,802	413

Income (loss) from operations	274	(76)	650	(167)

Other income (expense)
Interest expense, net of capitalized interest	(188)	(106)	(353)	(182)
Loss on early extinguishment of debt	(33)	(56)	(75)	(57)
Derivative loss, net	(36)	(91)	(35)	(272)
Other income (expense)	5	(7)	7	(6)
Total other expense	(252)	(260)	(456)	(517)

Income (loss) before income taxes and non-controlling interest	22	(336)	194	(684)
Income tax benefit (provision)	(1)	1	(1)	—
Net income (loss)	21	(335)	193	(684)
Less: net income (loss) attributable to non-controlling interest	306	(37)	424	(65)
Net loss attributable to common stockholders	$(285)	$(298)	$(231)	$(619)

Net loss per share attributable to common stockholders—basic and diluted	$(1.23)	$(1.31)	$(0.99)	$(2.71)

Weighted average number of common shares outstanding—basic and diluted	232.5	228.3	232.4	228.2

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Total Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total Equity
	Shares	Par Value Amount	Shares	Amount
Balance at December 31, 2016	238.0	$1	12.2	$(374)	$3,211	$(4,234)	$2,235	$839
Issuance of stock to acquire additional interest in Cheniere Holdings	—	—	—	—	2	—	(2)	—
Issuances of restricted stock	0.1	—	—	—	—	—	—	—
Forfeitures of restricted stock	(0.2)	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	15	—	—	15
Shares repurchased related to share-based compensation	(0.1)	—	0.1	(3)	—	—	—	(3)
Net income attributable to non-controlling interest	—	—	—	—	—	—	424	424
Distributions to non-controlling interest	—	—	—	—	—	—	(40)	(40)
Net loss	—	—	—	—	—	(231)	—	(231)
Balance at June 30, 2017	237.8	$1	12.3	$(377)	$3,228	$(4,465)	$2,617	$1,004

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income (loss)	$193	$(684)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	160	57
Share-based compensation expense	46	52
Non-cash interest expense	38	39
Amortization of debt issuance costs, deferred commitment fees, premium and discount	35	30
Loss on early extinguishment of debt	75	57
Total losses on derivatives, net	79	296
Net cash used for settlement of derivative instruments	(55)	(17)
Impairment expense	—	10
Other	3	9
Changes in operating assets and liabilities:
Accounts and other receivables	(63)	(68)
Accounts receivable—related party	(1)	—
Inventory	17	(34)
Accounts payable and accrued liabilities	45	(17)
Deferred revenue	(10)	(2)
Other, net	(26)	(23)
Net cash provided by (used in) operating activities	536	(295)

Cash flows from investing activities
Property, plant and equipment, net	(2,338)	(2,277)
Investment in equity method investment	(41)	—
Other	22	(22)
Net cash used in investing activities	(2,357)	(2,299)

Cash flows from financing activities
Proceeds from issuances of debt	4,811	5,698
Repayments of debt	(2,163)	(2,893)
Debt issuance and deferred financing costs	(67)	(97)
Distributions and dividends to non-controlling interest	(40)	(40)
Payments related to tax withholdings for share-based compensation	(3)	(4)
Net cash provided by financing activities	2,538	2,664

Net increase in cash, cash equivalents and restricted cash	717	70
Cash, cash equivalents and restricted cash—beginning of period	1,827	1,736
Cash, cash equivalents and restricted cash—end of period	$2,544	$1,806

Balances per Consolidated Balance Sheet:

June 30, 2017
Cash and cash equivalents	$796
Restricted cash	1,032
Non-current restricted cash	716
Total cash, cash equivalents and restricted cash	$2,544

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We are currently developing and constructing two natural gas liquefaction and export facilities. The Sabine Pass LNG terminal is located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast. Cheniere Partners is developing, constructing and operating natural gas liquefaction facilities (the “SPL Project”) at the Sabine Pass LNG terminal adjacent to the existing regasification facilities through a wholly owned subsidiary, SPL. Cheniere Partners plans to construct up to six Trains, which are in various stages of development, construction and operations. Trains 1 through 3 are operational, Train 4 is undergoing commissioning, Train 5 is under construction and Train 6 is being commercialized and has all necessary regulatory approvals in place. In the second quarter of 2016, we started production at the SPL Project and began recognizing LNG revenues, which include fees that are received pursuant to our long-term SPAs and our integrated LNG marketing activities and other related revenues.

The Sabine Pass LNG terminal has operational regasification facilities owned by Cheniere Partners’ wholly owned subsidiary, SPLNG, and a 94-mile pipeline that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines owned by Cheniere Partners’ wholly owned subsidiary, CTPL. Regasification revenues include LNG regasification capacity reservation fees that are received from our two long-term TUA customers. We also recognize tug services fees, which were historically included in regasification revenues but are now included within other revenues on our Consolidated Statements of Operations, that are received by Sabine Pass Tug Services, LLC, a wholly owned subsidiary of SPLNG.

We are developing and constructing a second natural gas liquefaction and export facility at the Corpus Christi LNG terminal, which is on nearly 2,000 acres of land that we own or control near Corpus Christi, Texas, and a pipeline facility (collectively, the “CCL Project”) through wholly owned subsidiaries CCL and CCP, respectively. The CCL Project is being developed in two stages for up to three Trains. Trains 1 and 2 are currently under construction, and Train 3 is being commercialized and has all necessary regulatory approvals in place.

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

Results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2017.

During the first quarter of 2017, we finalized organizational changes to simplify our corporate structure, improve our operational efficiencies and implement a strategy for sustainable, long-term stockholder value creation through financially disciplined development, construction, operation and investment.  As a result of these efforts, we revised the way we manage our business, which resulted in a change to our reportable segments. We previously had two reportable segments: LNG terminal segment and LNG and natural gas marketing segment. We have now determined that we operate as a single operating and reportable segment. Our chief operating decision maker makes resource allocation decisions and assesses performance based on financial information presented on a consolidated basis in the delivery of an integrated source of LNG to our customers.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 2—RESTRICTED CASH

Restricted cash consists of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. As of June 30, 2017 and December 31, 2016, restricted cash consisted of the following (in millions):

	June 30,	December 31,
	2017	2016
Current restricted cash
SPL Project	$579	$358
CQP and cash held by guarantor subsidiaries	286	247
CCL Project	103	197
Cash held by our subsidiaries restricted to Cheniere	64	58
Total current restricted cash	$1,032	$860

Non-current restricted cash
SPL Project	$698	$—
CCL Project	—	73
Other	18	18
Total non-current restricted cash	$716	$91

NOTE 3—ACCOUNTS AND OTHER RECEIVABLES

As of June 30, 2017 and December 31, 2016, accounts and other receivables consisted of the following (in millions):

	June 30,	December 31,
	2017	2016
Trade receivables
SPL	$123	$88
Cheniere Marketing	138	121
Other accounts receivable	22	9
Total accounts and other receivables	$283	$218

Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of SPL’s debt holders, SPL is required to deposit all cash received into reserve accounts controlled by the collateral trustee.  The usage or withdrawal of such cash is restricted to the payment of liabilities related to the SPL Project and other restricted payments.

NOTE 4—INVENTORY

As of June 30, 2017 and December 31, 2016, inventory consisted of the following (in millions):

	June 30,	December 31,
	2017	2016
Natural gas	$17	$15
LNG	37	50
LNG in-transit	49	58
Materials and other	47	37
Total inventory	$150	$160

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consists of LNG terminal costs and fixed assets and other, as follows (in millions):

	June 30,	December 31,
	2017	2016
LNG terminal costs
LNG terminal	$10,436	$7,978
LNG terminal construction-in-process	12,926	12,995
LNG site and related costs	81	41
Accumulated depreciation	(702)	(555)
Total LNG terminal costs, net	22,741	20,459
Fixed assets and other
Computer and office equipment	13	13
Furniture and fixtures	17	17
Computer software	88	85
Leasehold improvements	40	43
Land	59	61
Other	23	22
Accumulated depreciation	(77)	(65)
Total fixed assets and other, net	163	176
Property, plant and equipment, net	$22,904	$20,635

Depreciation expense was $89 million and $32 million in the three months ended June 30, 2017 and 2016, respectively, and $159 million and $56 million in the six months ended June 30, 2017 and 2016, respectively. During the three and six months ended June 30, 2017, we recognized a $5 million loss on sale of assets, which is included in other operating costs and expenses on our Consolidated Statements of Operations.

We realized offsets to LNG terminal costs of $39 million and $132 million in the three months ended June 30, 2017 and 2016, respectively, and $170 million and $146 million in the six months ended June 30, 2017 and 2016, respectively, that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of the respective Train of the SPL Project, during the testing phase for its construction.

NOTE 6—DERIVATIVE INSTRUMENTS

We have entered into the following derivative instruments that are reported at fair value:

•	interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under certain credit facilities (“Interest Rate Derivatives”);

•
commodity derivatives consisting of natural gas supply contracts for the commissioning and operation of the SPL Project and the CCL Project (“Physical Liquefaction Supply Derivatives”) and associated economic hedges (collectively, the “Liquefaction Supply Derivatives”);

•	financial derivatives to hedge the exposure to the commodity markets in which we have contractual arrangements to purchase or sell physical LNG (“LNG Trading Derivatives”); and

•	foreign currency exchange (“FX”) contracts to hedge exposure to currency risk associated with operations in countries outside of the United States (“FX Derivatives”).
None of our derivative instruments are designated as cash flow hedging instruments, and changes in fair value are recorded within our Consolidated Statements of Operations to the extent not utilized for the commissioning process.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table (in millions) shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, which are classified as derivative assets, non-current derivative assets, derivative liabilities or non-current derivative liabilities in our Consolidated Balance Sheets.

	Fair Value Measurements as of
	June 30, 2017				December 31, 2016
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
SPL Interest Rate Derivatives liability	$—	$—	$—	$—	$—	$(6)	$—	$(6)
CQP Interest Rate Derivatives asset	—	13	—	13	—	13	—	13
CCH Interest Rate Derivatives liability	—	(85)	—	(85)	—	(86)	—	(86)
Liquefaction Supply Derivatives asset (liability)	2	—	40	42	(4)	(2)	79	73
LNG Trading Derivatives asset (liability)	1	(1)	—	—	2	(5)	—	(3)
FX Derivatives asset	—	—	—	—	—	—	—	—

There have been no changes to our evaluation of and accounting for our derivative positions during the six months ended June 30, 2017. See Note 7—Derivative Instruments of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2016 for additional information.

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

The fair values of our Physical Liquefaction Supply Derivatives are predominantly driven by market commodity basis prices and our assessment of the associated conditions precedent, including evaluating whether the respective markets are available as pipeline infrastructure is developed. Upon the satisfaction of conditions precedent, including completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow, we recognize a gain or loss based on the fair value of the respective natural gas supply contracts as of the reporting date.

The fair value of substantially all of our Physical Liquefaction Supply Derivatives is developed through the use of internal models which are impacted by inputs that are unobservable in the marketplace. As a result, the fair value of our Physical Liquefaction Supply Derivatives is designated as Level 3 within the valuation hierarchy. The curves used to generate the fair value of our Physical Liquefaction Supply Derivatives are based on basis adjustments applied to forward curves for a liquid trading point. In addition, there may be observable liquid market basis information in the near term, but terms of a Physical Liquefaction Supply Derivatives contract may exceed the period for which such information is available, resulting in a Level 3 classification. In these instances, the fair value of the contract incorporates extrapolation assumptions made in the determination of the market basis price for future delivery periods in which applicable commodity basis prices were either not observable or lacked corroborative market data. Internal fair value models include conditions precedent to the respective long-term natural gas supply contracts. As of June 30, 2017 and December 31, 2016, some of our Physical Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure is under development to accommodate marketable physical gas flow.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of June 30, 2017:

	Net Fair Value Asset (in millions)	Valuation Technique	Significant Unobservable Input	Significant Unobservable Inputs Range
Physical Liquefaction Supply Derivatives	$40	Income Approach	Basis Spread	$(0.338) - $0.080

The following table (in millions) shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance, beginning of period	$41	$30	$79	$32
Realized and mark-to-market losses:
Included in cost of sales (1)	(1)	(8)	(40)	(10)
Purchases and settlements:
Purchases	2	—	5	—
Settlements (1)	(2)	—	(4)	—
Balance, end of period	$40	$22	$40	$22
Change in unrealized gains relating to instruments still held at end of period	$(1)	$(8)	$(40)	$(9)

(1)	Does not include the decrease in fair value of $1 million related to the realized gains capitalized during the six months ended June 30, 2016.
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

CCH has entered into interest rate swaps (“CCH Interest Rate Derivatives”) to protect against volatility of future cash flows and hedge a portion of the variable interest payments on its credit facility (the “2015 CCH Credit Facility”). In May 2017, CCH settled a portion of the CCH Interest Rate Derivatives and recognized a derivative loss of $13 million in conjunction with the termination of approximately $1.4 billion of commitments under the 2015 CCH Credit Facility, as discussed in Note 10—Debt.

During the six months ended June 30, 2017, there were no changes to the terms of the interest rate swaps (“CQP Interest Rate Derivatives”) entered into by CQP to hedge a portion of the variable interest payments on the credit facilities it entered into in February 2016 (the “2016 CQP Credit Facilities”). See Note 7—Derivative Instruments of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2016 for additional information.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

As of June 30, 2017, we had the following Interest Rate Derivatives outstanding:

	Initial Notional Amount	Maximum Notional Amount	Effective Date	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
CQP Interest Rate Derivatives	$225 million	$1.3 billion	March 22, 2016	February 29, 2020	1.19%	One-month LIBOR
CCH Interest Rate Derivatives	$29 million	$4.9 billion	May 20, 2015	May 31, 2022	2.29%	One-month LIBOR

The following table (in millions) shows the fair value and location of our Interest Rate Derivatives on our Consolidated Balance Sheets:

	June 30, 2017				December 31, 2016
	SPL Interest Rate Derivatives	CQP Interest Rate Derivatives	CCH Interest Rate Derivatives	Total	SPL Interest Rate Derivatives	CQP Interest Rate Derivatives	CCH Interest Rate Derivatives	Total
Balance Sheet Location
Derivative assets	$—	$2	$—	$2	$—	$—	$—	$—
Non-current derivative assets	—	11	—	11	—	16	—	16
Total derivative assets	—	13	—	13	—	16	—	16

Derivative liabilities	—	—	(32)	(32)	(4)	(3)	(43)	(50)
Non-current derivative liabilities	—	—	(53)	(53)	(2)	—	(43)	(45)
Total derivative liabilities	—	—	(85)	(85)	(6)	(3)	(86)	(95)

Derivative asset (liability), net	$—	$13	$(85)	$(72)	$(6)	$13	$(86)	$(79)

The following table (in millions) shows the changes in the fair value and settlements of our Interest Rate Derivatives recorded in derivative loss, net on our Consolidated Statements of Operations during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
SPL Interest Rate Derivatives loss	$—	$(5)	$(2)	$(16)
CQP Interest Rate Derivatives loss	(3)	(10)	(1)	(20)
CCH Interest Rate Derivatives loss	(33)	(76)	(32)	(236)

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Commodity Derivatives

The following table (in millions) shows the fair value and location of our Liquefaction Supply Derivatives and LNG Trading Derivatives (collectively, “Commodity Derivatives”) on our Consolidated Balance Sheets:

	June 30, 2017			December 31, 2016
	Liquefaction Supply Derivatives	LNG Trading Derivatives (1)	Total	Liquefaction Supply Derivatives (2)	LNG Trading Derivatives (1)	Total
Balance Sheet Location
Derivative assets	$13	$5	$18	$13	$7	$20
Non-current derivative assets	32	—	32	67	—	67
Total derivative assets	45	5	50	80	7	87

Derivative liabilities	(2)	(5)	(7)	(7)	(10)	(17)
Non-current derivative liabilities	(1)	—	(1)	—	—	—
Total derivative liabilities	(3)	(5)	(8)	(7)	(10)	(17)

Derivative asset (liability), net	$42	$—	$42	$73	$(3)	$70

Notional amount (in TBtu) (3)	1,704	(3)		1,117	—

(1)
Does not include collateral of $13 million and $10 million deposited for such contracts, which are included in other current assets in our Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, respectively.

(2)	Does not include collateral of $6 million deposited for such contracts, which is included in other current assets in our Consolidated Balance Sheet as of December 31, 2016.

(3)
SPL had secured up to approximately 2,220 TBtu and 1,994 TBtu and CCL has secured up to approximately 280 TBtu and zero TBtu of natural gas feedstock through natural gas supply contracts as of June 30, 2017 and December 31, 2016, respectively.

The following table (in millions) shows the changes in the fair value, settlements and location of our Commodity Derivatives recorded on our Consolidated Statements of Operations during the three and six months ended June 30, 2017 and 2016:

	Statement of Operations Location (1)	Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
LNG Trading Derivatives gain (loss)	LNG revenues	$2	$(17)	$(4)	$(12)
Liquefaction Supply Derivatives loss (2)	Cost of sales	1	8	40	12

(1)
Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

(2)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

FX Derivatives

The following table (in millions) shows the fair value and location of our FX Derivatives on our Consolidated Balance Sheets:

		Fair Value Measurements as of
	Balance Sheet Location	June 30, 2017	December 31, 2016
FX Derivatives	Derivative assets	$—	$4
FX Derivatives	Derivative liabilities	—	(4)

The total notional amount of our FX Derivatives was $4 million and $11 million as of June 30, 2017 and December 31, 2016, respectively.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table (in millions) shows the changes in the fair value of our FX Derivatives recorded on our Consolidated Statements of Operations during the three and six months ended June 30, 2017 and 2016:

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Location	2017	2016	2017	2016
FX Derivatives gain	LNG revenues	$—	$2	$—	$—

Balance Sheet Presentation

Our derivative instruments are presented on a net basis on our Consolidated Balance Sheets as described above. The following table (in millions) shows the fair value of our derivatives outstanding on a gross and net basis:

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of June 30, 2017
CQP Interest Rate Derivatives	$13	$—	$13
CCH Interest Rate Derivatives	(86)	1	(85)
Liquefaction Supply Derivatives	49	(4)	45
Liquefaction Supply Derivatives	(4)	1	(3)
LNG Trading Derivatives	7	(2)	5
LNG Trading Derivatives	(6)	1	(5)
As of December 31, 2016
SPL Interest Rate Derivatives	$(6)	$—	$(6)
CQP Interest Rate Derivatives	16	—	16
CQP Interest Rate Derivatives	(3)	—	(3)
CCH Interest Rate Derivatives	(95)	9	(86)
Liquefaction Supply Derivatives	82	(2)	80
Liquefaction Supply Derivatives	(11)	4	(7)
LNG Trading Derivatives	21	(15)	6
LNG Trading Derivatives	(17)	8	(9)
FX Derivatives	5	(1)	4
FX Derivatives	(4)	—	(4)

NOTE 7—OTHER NON-CURRENT ASSETS

As of June 30, 2017 and December 31, 2016, other non-current assets consisted of the following (in millions):

	June 30,	December 31,
	2017	2016
Advances made under EPC and non-EPC contracts	$19	$69
Advances made to municipalities for water system enhancements	99	99
Advances and other asset conveyances to third parties to support LNG terminals	49	53
Tax-related payments and receivables	36	31
Equity method investments	65	10
Cost method investments	5	5
Other	22	35
Total other non-current assets, net	$295	$302

Equity Method Investments

As of December 31, 2016, our equity method investments consisted of interests in privately-held companies. During the six months ended June 30, 2017, we acquired an equity interest in Midship Holdings, LLC (“Midship Holdings”), which manages the business and affairs of Midship Pipeline Company, LLC (“Midship Pipeline”). Midship Pipeline is pursuing the development, construction, operation and maintenance of an approximately 230-mile natural gas pipeline project (the “Midship Project”) that connects new production in the Anadarko Basin to Gulf Coast markets. Midship Holdings entered into agreements with investment funds managed by EIG Global Energy Partners (“EIG”) under which EIG-managed funds committed to make an investment of

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

up to $500 million (the “EIG Investment”) in the Midship Project, subject to the terms and conditions contained in the applicable agreements. The EIG Investment, when combined with equity contributed by us, is intended to ensure the Midship Project has the equity funding expected to be required to develop and construct the project. Midship Holdings requires acceptable financing arrangements and regulatory and other approvals before construction of the proposed Midship Project commences.

We have determined that Midship Holdings is a variable interest entity (“VIE”) because it is thinly capitalized at formation such that the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support. We do not consolidate Midship Holdings because we do not have power to direct the activities that most significantly impact its economic performance. We continually monitor both consolidated and unconsolidated VIEs to determine if any events have occurred that could cause a change in our identification of a VIE or determination of the primary beneficiary to a VIE. We account for our investment in Midship Holdings under the equity method as we have the ability to exercise significant influence over the operating and financial policies of Midship Holdings through our non-controlling voting rights on its board of managers. Our investment in Midship Holdings at June 30, 2017 was $55 million. Obligations to make additional investments in Midship Holdings are not significant and we have not provided financial support to Midship Holdings beyond amounts contractually required.

Cheniere LNG O&M Services, LLC (“O&M Services”), our wholly owned subsidiary, provides the development, construction, operation and maintenance services associated with the Midship Project pursuant to agreements in which O&M Services receives an agreed upon fee and reimbursement of costs incurred. O&M Services recorded $1 million of income in other—related party during each of the three and six months ended June 30, 2017 and $1 million of accounts receivable—related party as of June 30, 2017 for services provided to Midship Pipeline under these agreements. CCL has entered into transportation precedent agreements with Midship Pipeline to secure firm pipeline transportation capacity for a period of 10 years following commencement of the Midship Project.

Cost Method Investments

Our cost method investments consist of interests in privately-held companies without a readily determinable fair value. The Company’s cost method investments are assessed for impairment quarterly. We determined that it is not practicable to estimate the fair value of these investments on a regular basis and do not reassess the fair value of cost method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. We did not identify events or changes in circumstances that may have a significant adverse effect on the fair value of these investments during the three and six months ended June 30, 2017.

NOTE 8—NON-CONTROLLING INTEREST

As of June 30, 2017 and December 31, 2016, we owned 82.7% and 82.6%, respectively, of Cheniere Holdings as well as the director voting share, with the remaining non-controlling interest held by the public. As of June 30, 2017 and December 31, 2016, Cheniere Holdings owned a 55.9% limited partner interest in Cheniere Partners in the form of 12.0 million common units, 45.3 million Class B units and 135.4 million subordinated units, with the remaining non-controlling interest held by Blackstone CQP Holdco LP (“Blackstone CQP Holdco”) and the public. We also own 100% of the general partner interest and the incentive distribution rights in Cheniere Partners. Both Cheniere Holdings and Cheniere Partners are accounted for as variable interest entities. For further information regarding variable interest entities, refer to our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2016.

NOTE 9—ACCRUED LIABILITIES

As of June 30, 2017 and December 31, 2016, accrued liabilities consisted of the following (in millions):

	June 30,	December 31,
	2017	2016
Interest costs and related debt fees	$207	$273
Compensation and benefits	80	56
LNG terminals and related pipeline costs	346	284
Other accrued liabilities	41	24
Total accrued liabilities	$674	$637

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 10—DEBT

As of June 30, 2017 and December 31, 2016, our debt consisted of the following (in millions):

	June 30,	December 31,
	2017	2016
Long-term debt:
SPL
5.625% Senior Secured Notes due 2021 (“2021 SPL Senior Notes”), net of unamortized premium of $6 and $7	$2,006	$2,007
6.25% Senior Secured Notes due 2022 (“2022 SPL Senior Notes”)	1,000	1,000
5.625% Senior Secured Notes due 2023 (“2023 SPL Senior Notes”), net of unamortized premium of $5 and $6	1,505	1,506
5.75% Senior Secured Notes due 2024 (“2024 SPL Senior Notes”)	2,000	2,000
5.625% Senior Secured Notes due 2025 (“2025 SPL Senior Notes”)	2,000	2,000
5.875% Senior Secured Notes due 2026 (“2026 SPL Senior Notes”)	1,500	1,500
5.00% Senior Secured Notes due 2027 (“2027 SPL Senior Notes”)	1,500	1,500
4.200% Senior Secured Notes due 2028 (“2028 SPL Senior Notes”), net of unamortized discount of $1 and zero	1,349	—
5.00% Senior Secured Notes due 2037 (“2037 SPL Senior Notes”)	800	—
2015 SPL Credit Facilities	—	314
Cheniere Partners
2016 CQP Credit Facilities	2,560	2,560
CCH
7.000% Senior Secured Notes due 2024 (“2024 CCH Senior Notes”)	1,250	1,250
5.875% Senior Secured Notes due 2025 (“2025 CCH Senior Notes”)	1,500	1,500
5.125% Senior Secured Notes due 2027 (“2027 CCH Senior Notes”)	1,500	—
2015 CCH Credit Facility	1,942	2,381
CCH HoldCo II
11.0% Convertible Senior Notes due 2025 (“2025 CCH HoldCo II Convertible Senior Notes”)	1,236	1,171
Cheniere
4.875% Convertible Unsecured Notes due 2021 (“2021 Cheniere Convertible Unsecured Notes”), net of unamortized discount of $134 and $146	999	960
4.25% Convertible Senior Notes due 2045 (“2045 Cheniere Convertible Senior Notes”), net of unamortized discount of $316 and $317	309	308
$750 million Cheniere Revolving Credit Facility (“Cheniere Revolving Credit Facility”)	—	—
Unamortized debt issuance costs	(302)	(269)
Total long-term debt, net	24,654	21,688

Current debt:
$1.2 billion SPL Working Capital Facility (“SPL Working Capital Facility”)	—	224
$350 million CCH Working Capital Facility (“CCH Working Capital Facility”)	—	—
Cheniere Marketing trade finance facilities	—	23
Total current debt	—	247

Total debt, net	$24,654	$21,935

2017 Debt Issuances and Redemptions

SPL Senior Notes

In February 2017, SPL issued an aggregate principal amount of $800 million of the 2037 SPL Senior Notes on a private placement basis in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act of 1933, as amended. In March 2017, SPL issued an aggregate principal amount of $1.35 billion, before discount, of the 2028 SPL Senior Notes. Net proceeds of the offerings of the 2037 SPL Senior Notes and the 2028 SPL Senior Notes were $789 million and $1.33

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

billion, respectively, after deducting the initial purchasers’ commissions (for the 2028 SPL Senior Notes) and estimated fees and expenses. The net proceeds of the 2037 SPL Senior Notes, after provisioning for incremental interest required during construction, were used to repay the then outstanding borrowings of $369 million under the 2015 SPL Credit Facilities and, along with the net proceeds of the 2028 SPL Senior Notes, the remainder is being used to pay a portion of the capital costs in connection with the construction of Trains 1 through 5 of the SPL Project in lieu of the terminated portion of the commitments under the 2015 SPL Credit Facilities.

In connection with the issuance of the 2037 SPL Senior Notes and the 2028 SPL Senior Notes, SPL terminated the remaining available balance of $1.6 billion under the 2015 SPL Credit Facilities, resulting in a write-off of debt issuance costs associated with the 2015 SPL Credit Facilities of $42 million during the six months ended June 30, 2017.

The 2037 SPL Senior Notes and the 2028 SPL Senior Notes accrue interest at fixed rates of 5.00% and 4.200%, respectively, and interest is payable semi-annually in arrears. The terms of the 2037 SPL Senior Notes are governed by an indenture which contains customary terms and events of default and certain covenants that, among other things, limit SPL’s ability and the ability of SPL’s restricted subsidiaries to incur additional indebtedness or issue preferred stock, make certain investments or pay dividends or distributions on capital stock or subordinated indebtedness or purchase, redeem or retire capital stock, sell or transfer assets, including capital stock of SPL’s restricted subsidiaries, restrict dividends or other payments by restricted subsidiaries, incur liens, enter into transactions with affiliates, dissolve, liquidate, consolidate, merge, sell or lease all or substantially all of SPL’s assets and enter into certain LNG sales contracts. The 2028 SPL Senior Notes are governed by the same common indenture as the senior notes of SPL other than the 2037 SPL Senior Notes, which also contains customary terms and events of default, covenants and redemption terms.

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

2027 CCH Senior Notes

In May 2017, CCH issued an aggregate principal amount of $1.5 billion of the 2027 CCH Senior Notes, which are jointly and severally guaranteed by its subsidiaries, CCL, CCP and Corpus Christi Pipeline GP, LLC (“CCP GP”, and collectively with CCL and CCP, the “CCH Guarantors”). Net proceeds of the offering of approximately $1.4 billion, after deducting commissions, fees and expenses and provisioning for incremental interest required under the 2027 CCH Senior Notes during construction, were used to prepay a portion of the outstanding borrowings under the 2015 CCH Credit Facility, resulting in a write-off of debt issuance costs associated with the 2015 CCH Credit Facility of $33 million during both the three and six months ended June 30, 2017. Borrowings under the 2027 CCH Senior Notes accrue interest at a fixed rate of 5.125%, and interest on the 2027 CCH Senior Notes is payable semi-annually in arrears. The 2027 CCH Senior Notes are governed by the same common indenture as the other senior notes of CCH (the “CCH Indenture”), which contains customary terms and events of default, covenants and redemption terms.

At any time prior to January 1, 2027, CCH may redeem all or a part of the 2027 CCH Senior Notes at a redemption price equal to the “make-whole” price set forth in the CCH Indenture, plus accrued and unpaid interest, if any, to the date of redemption. CCH also may at any time on or after January 1, 2027 through the maturity date of June 30, 2027, redeem the 2027 CCH Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2027 CCH Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

In connection with the closing of the sale of the 2027 CCH Senior Notes, CCH and the CCH Guarantors entered into a registration rights agreement (the “CCH Registration Rights Agreement”). Under the terms of the CCH Registration Rights Agreement, CCH and the CCH Guarantors have agreed, and any future guarantors of the 2027 CCH Senior Notes will agree, to use commercially reasonable efforts to file with the SEC and cause to become effective a registration statement relating to an offer to exchange any and all of the 2027 CCH Senior Notes for a like aggregate principal amount of debt securities of CCH with terms identical in all material respects to the 2027 CCH Senior Notes sought to be exchanged (other than with respect to restrictions on

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

transfer or to any increase in annual interest rate), within 360 days after May 19, 2017. Under specified circumstances, CCH and the CCH Guarantors have also agreed, and any future guarantors of the 2027 CCH Senior Notes will also agree, to use commercially reasonable efforts to cause to become effective a shelf registration statement relating to resales of the 2027 CCH Senior Notes. CCH will be obligated to pay additional interest on the 2027 CCH Senior Notes if it fails to comply with its obligation to register the 2027 CCH Senior Notes within the specified time period.

Cheniere Revolving Credit Facility

In March 2017, we entered into the Cheniere Revolving Credit Facility that may be used to fund, through loans and letters of credit, equity capital contributions to CCH HoldCo II and its subsidiaries for the development of the CCL Project and, provided that certain conditions are met, for general corporate purposes. No advances or letters of credit under the Cheniere Revolving Credit Facility are available until either (1) Cheniere’s unrestricted cash and cash equivalents are less than $500 million or (2) Train 4 of the SPL Project has achieved substantial completion. We incurred $16 million of debt issuance costs related to the Cheniere Revolving Credit Facility during the six months ended June 30, 2017.

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

Credit Facilities

Below is a summary (in millions) of our credit facilities outstanding as of June 30, 2017:

	SPL Working Capital Facility	2016 CQP Credit Facilities	2015 CCH Credit Facility	CCH Working Capital Facility	Cheniere Revolving Credit Facility
Original facility size	$1,200	$2,800	$8,404	$350	$750
Outstanding balance	—	2,560	1,942	—	—
Commitments prepaid or terminated	—	—	3,832	—	—
Letters of credit issued	366	50	—	82	—
Available commitment	$834	$190	$2,630	$268	$750

Interest rate	LIBOR plus 1.75% or base rate plus 0.75%	LIBOR plus 2.25% or base rate plus 1.25% (1)	LIBOR plus 2.25% or base rate plus 1.25% (2)	LIBOR plus 1.50% - 2.00% or base rate plus 0.50% - 1.00%	LIBOR plus 3.25% or base rate plus 2.25%
Maturity date	December 31, 2020, with various terms for underlying loans	February 25, 2020, with principals due quarterly commencing on February 19, 2019	Earlier of May 13, 2022 or second anniversary of CCL Trains 1 and 2 completion date	December 14, 2021, with various terms for underlying loans	March 2, 2021

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

(1)	There is a 0.50% step-up for both LIBOR and base rate loans beginning on February 25, 2019.

(2)	There is a 0.25% step-up for both LIBOR and base rate loans following completion of Trains 1 and 2 of the CCL Project.

Convertible Notes

Below is a summary (in millions) of our convertible notes outstanding as of June 30, 2017:

	2021 Cheniere Convertible Unsecured Notes	2025 CCH HoldCo II Convertible Senior Notes	2045 Cheniere Convertible Senior Notes
Aggregate original principal	$1,000	$1,000	$625
Debt component, net of discount	$999	$1,236	$309
Equity component	$205	$—	$194
Interest payment method	Paid-in-kind	Paid-in-kind (1)	Cash
Conversion by us (2)	—	(3)	(4)
Conversion by holders (2)	(5)	(6)	(7)
Conversion basis	Cash and/or stock	Stock	Cash and/or stock
Conversion value in excess of principal	$—	$—	$—
Maturity date	May 28, 2021	March 1, 2025	March 15, 2045
Contractual interest rate	4.875%	11.0%	4.25%
Effective interest rate	8.3%	11.9%	9.4%
Remaining debt discount and debt issuance costs amortization period (8)	3.9 years	3.3 years	27.7 years

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Interest Expense

Total interest expense, including interest expense related to our convertible notes, consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest cost on convertible notes:
Interest per contractual rate	$54	$50	$107	$99
Amortization of debt discount	7	9	14	18
Amortization of debt issuance costs	2	1	3	2
Total interest cost related to convertible notes	63	60	124	119
Interest cost on debt excluding convertible notes	314	256	607	490
Total interest cost	377	316	731	609
Capitalized interest	(189)	(210)	(378)	(427)
Total interest expense, net	$188	$106	$353	$182

Fair Value Disclosures

The following table (in millions) shows the carrying amount and estimated fair value of our debt:

	June 30, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes, net of premium or discount (1)	$17,110	$18,558	$14,263	$15,210
2037 SPL Senior Notes (2)	800	860	—	—
Credit facilities (3)	4,502	4,502	5,502	5,502
2021 Cheniere Convertible Unsecured Notes, net of discount (2)	999	1,064	960	983
2025 CCH HoldCo II Convertible Senior Notes (2)	1,236	1,468	1,171	1,328
2045 Cheniere Convertible Senior Notes, net of discount (4)	309	441	308	375

(1)
Includes 2021 SPL Senior Notes, 2022 SPL Senior Notes, 2023 SPL Senior Notes, 2024 SPL Senior Notes, 2025 SPL Senior Notes, 2026 SPL Senior Notes, 2027 SPL Senior Notes, 2028 SPL Senior Notes, 2024 CCH Senior Notes, 2025 CCH Senior Notes and 2027 CCH Senior Notes. The Level 2 estimated fair value was based on quotes obtained from broker-dealers or market makers of these senior notes and other similar instruments.

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

NOTE 11—RESTRUCTURING EXPENSE

During 2015 and 2016, we initiated and implemented certain organizational changes to simplify our corporate structure, improve our operational efficiencies and implement a strategy for sustainable, long-term stockholder value creation through financially disciplined development, construction, operation and investment.  These organizational initiatives were completed as of the first quarter of 2017. As a result of these efforts, we recorded $6 million during the six months ended June 30, 2017 and $16 million and $23 million during the three and six months ended June 30, 2016, respectively, of restructuring charges and other costs associated with restructuring and operational efficiency initiatives for which the majority of these charges required cash expenditure. Included in these amounts were $3 million for share-based compensation during the six months ended June 30, 2017 and $16 million and $22 million for share-based compensation during the three and six months ended June 30, 2016, respectively.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

 All charges were recorded within the line item entitled “restructuring expense” on our Consolidated Statements of Operations and substantially all related to severance and other employee-related costs. As of December 31, 2016, we had $6 million of accrued restructuring charges and other costs that were recorded as part of accrued liabilities on our Consolidated Balance Sheets.

NOTE 12—INCOME TAXES

Due to our cumulative loss position and historical net operating losses (“NOLs”), we have recorded a full valuation allowance against our U.S. deferred tax assets at June 30, 2017 and December 31, 2016. Accordingly, the Company has not recorded a provision for federal or state income taxes during the three and six months ended June 30, 2017 and 2016. Any provision recorded in the accompanying Consolidated Financial Statements is for foreign income taxes.

We experienced ownership changes as defined by Internal Revenue Code (“IRC”) Section 382 in 2008, 2010 and 2012. An analysis of the annual limitation on the utilization of our NOLs was performed in accordance with IRC Section 382. It was determined that IRC Section 382 will not limit the use of our NOLs over the carryover period. We will continue to monitor trading activity in our shares that may cause an additional ownership change, which may ultimately affect our ability to fully utilize our existing NOL carryforwards.

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

Total share-based compensation consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Share-based compensation:
Equity awards	$10	$17	$15	$30
Liability awards	17	24	44	28
Total share-based compensation	27	41	59	58
Capitalized share-based compensation	(5)	(5)	(13)	(6)
Total share-based compensation expense	$22	$36	$46	$52

For further discussion of our equity incentive plans, see Note 15—Share-Based Compensation of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2016.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

calculated using the treasury-stock method and the dilutive effect of convertible securities is calculated using the if-converted method.

The following table (in millions, except per share data) reconciles basic and diluted weighted average common shares outstanding for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average common shares outstanding:
Basic	232.5	228.3	232.4	228.2
Dilutive unvested stock	—	—	—	—
Diluted	232.5	228.3	232.4	228.2

Basic and diluted net loss per share attributable to common stockholders	$(1.23)	$(1.31)	$(0.99)	$(2.71)

Potentially dilutive securities that were not included in the diluted net loss per share computations because their effect would have been anti-dilutive were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options and unvested stock (1)	1.3	1.9	1.3	1.9
Convertible notes (2)	16.6	16.0	16.6	16.0
Total potentially dilutive common shares	17.9	17.9	17.9	17.9

(1)
Does not include 5.1 million shares for each of the three and six months ended June 30, 2017 and 5.4 million shares for each of the three and six months ended June 30, 2016 of unvested stock because the performance conditions had not yet been satisfied as of June 30, 2017 and 2016.

(2)
Includes number of shares in aggregate issuable upon conversion of the 2021 Cheniere Convertible Unsecured Notes and the 2045 Cheniere Convertible Senior Notes. There were no shares included in the computation of diluted net loss per share for the 2025 CCH HoldCo II Convertible Senior Notes because substantive non-market-based contingencies underlying the eligible conversion date have not been met as of June 30, 2017.

NOTE 15—COMMITMENTS AND CONTINGENCIES

We have various contractual obligations which are recorded as liabilities in our Consolidated Financial Statements. Other items, such as certain purchase commitments and other executed contracts which do not meet the definition of a liability as of June 30, 2017, are not recognized as liabilities.

Obligations under Certain Guarantee Contracts

Cheniere and certain of its subsidiaries enter into guarantee arrangements in the normal course of business to facilitate transactions with third parties. These arrangements include financial guarantees, letters of credit and debt guarantees. As of June 30, 2017 and December 31, 2016, there were no liabilities recognized under these guarantee arrangements.

Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters.

Parallax Litigation

In 2015, our wholly owned subsidiary, Cheniere LNG Terminals, LLC (“CLNGT”), entered into discussions with Parallax Enterprises, LLC (“Parallax Enterprises”) regarding the potential joint development of two liquefaction plants in Louisiana (the

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

“Potential Liquefaction Transactions”). While the parties negotiated regarding the Potential Liquefaction Transactions, CLNGT loaned Parallax Enterprises approximately $46 million, as reflected in a secured note dated April 23, 2015, as amended on June 30, 2015, September 30, 2015 and November 4, 2015 (the “Secured Note”). The Secured Note was secured by all assets of Parallax Enterprises and its subsidiary entities. On June 30, 2015, Parallax Enterprises’ parent entity, Parallax Energy LLC (“Parallax Energy”), executed a Pledge and Guarantee Agreement further securing repayment of the Secured Note by providing a parent guaranty and a pledge of all of the equity of Parallax Enterprises in satisfaction of the Secured Note (the “Pledge Agreement”). CLNGT and Parallax Enterprises never executed a definitive agreement to pursue the Potential Liquefaction Transactions. The Secured Note matured on December 11, 2015, and Parallax Enterprises failed to make payment. On February 3, 2016, CLNGT filed an action against Parallax Energy, Parallax Enterprises, and certain of Parallax Enterprises’ subsidiary entities, styled Cause No. 4:16-cv-00286, Cheniere LNG Terminals, LLC v. Parallax Energy LLC, et al., in the United States District Court for the Southern District of Texas (the “Texas Federal Suit”). CLNGT asserted claims in the Texas Federal Suit for (1) recovery of all amounts due under the Secured Note and (2) declaratory relief establishing that CLNGT is entitled to enforce its rights under the Secured Note and Pledge Agreement in accordance with each instrument’s terms and that CLNGT has no obligations of any sort to Parallax Enterprises concerning the Potential Liquefaction Transactions. On March 11, 2016, Parallax Enterprises and the other defendants in the Texas Federal Suit moved to dismiss the suit for lack of subject matter jurisdiction. On August 2, 2016, the court denied the defendants’ motion to dismiss without prejudice and permitted the parties to pursue jurisdictional discovery.

On March 11, 2016, Parallax Enterprises filed a suit against us and CLNGT styled Civil Action No. 62-810, Parallax Enterprises LLP v. Cheniere Energy, Inc. and Cheniere LNG Terminals, LLC, in the 25th Judicial District Court of Plaquemines Parish, Louisiana (the “Louisiana Suit”), wherein Parallax Enterprises asserted claims for breach of contract, fraudulent inducement, negligent misrepresentation, detrimental reliance, unjust enrichment and violation of the Louisiana Unfair Trade Practices Act. Parallax Enterprises predicated its claims in the Louisiana Suit on an allegation that we and CLNGT breached a purported agreement to jointly develop the Potential Liquefaction Transactions. Parallax Enterprises sought $400 million in alleged economic damages and rescission of the Secured Note. On April 15, 2016, we and CLNGT removed the Louisiana Suit to the United States District Court for the Eastern District of Louisiana, which subsequently transferred the Louisiana Suit to the United States District Court for the Southern District of Texas, where it was assigned Civil Action No. 4:16-cv-01628 and transferred to the same judge presiding over the Texas Federal Suit for coordinated handling. On August 22, 2016, Parallax Enterprises voluntarily dismissed all claims asserted against CLNGT and us in the Louisiana Suit without prejudice to refiling.

On July 27, 2017, the Parallax entities named as defendants in the Texas Federal Suit reurged their motion to dismiss and simultaneously filed counterclaims against CLNGT and third party claims against us for breach of contract, breach of fiduciary duty, promissory estoppel, quantum meruit, and fraudulent inducement of the Secured Note and Pledge Agreement, based on substantially the same factual allegations Parallax Enterprises made in the Louisiana Suit. These Parallax entities also simultaneously filed an action styled Cause No. 2017-49685, Parallax Enterprises, LLC, et al. v. Cheniere Energy, Inc., et al., in the 61st District Court of Harris County, Texas (the “Texas State Suit”), which asserts the same claims these entities asserted in the Texas Federal Suit. On July 31, 2017, CLNGT withdrew its opposition to the dismissal of the Texas Federal Suit without prejudice on jurisdictional grounds. We and CLNGT simultaneously filed an answer and counterclaims in the Texas State Suit, asserting the same claims CLNGT had previously asserted in the Texas Federal Suit. Additionally, CLNGT filed third party claims against Parallax principals Martin Houston, Christopher Bowen Daniels, Howard Candelet, and Mark Evans, as well as Tellurian Investments, Inc. and Driftwood LNG, LLC, including claims for tortious interference with CLNGT’s collateral rights under the Secured Note and Pledge Agreement.

We do not expect that the resolution of this litigation will have a material adverse impact on our financial results.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 16—CUSTOMER CONCENTRATION

The following table shows customers with revenues of 10% or greater of total revenues and customers with accounts receivable balances of 10% or greater of total accounts receivable:

	Percentage of Total Revenues				Percentage of Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2017	2016	2017	2016	2017	2016
Customer A	24%	46%	28%	33%	18%	34%
Customer B	12%	—%	13%	—%	17%	21%
Customer C	18%	—%	19%	—%	16%	—%
Customer D	*	—%	*	—%	15%	28%
Customer E	*	22%	*	16%	—%	—%
Customer F	—%	—%	—%	—%	—%	12%

* Less than 10%

NOTE 17—SUPPLEMENTAL CASH FLOW INFORMATION

The following table (in millions) provides supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2017	2016
Cash paid during the period for interest, net of amounts capitalized	$264	$59
Contribution of assets to equity method investment	14	—

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities was $364 million and $472 million as of June 30, 2017 and 2016, respectively.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 18—RECENT ACCOUNTING STANDARDS

The following table provides a brief description of recent accounting standards that had not been adopted by the Company as of June 30, 2017:

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
ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting
This standard clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. An entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability award are the same prior to and after the change. This guidance may be early adopted and must be adopted prospectively.
		June 30, 2017	The adoption of this guidance did not have a material impact on our Consolidated Financial Statements or related disclosures.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 19—SUBSEQUENT EVENTS

As of June 30, 2017, Cheniere Holdings and Blackstone CQP Holdco owned 45.3 million and 100.0 million, respectively, of Cheniere Partners Class B units. On August 2, 2017, the Class B units held by Cheniere Holdings and Blackstone CQP Holdco mandatorily converted into Cheniere Partners common units in accordance with the terms of the Cheniere Partners partnership agreement. Upon conversion of the Class B units, Cheniere Holdings, Blackstone CQP Holdco and the public owned a 48.6%, 40.3% and 9.1% interest in Cheniere Partners, respectively. Cheniere Holdings’ ownership is based on approximately 92.5 million converted common units, 135.4 million subordinated units and 12.0 million common units, and Blackstone CQP Holdco’s ownership is based on approximately 199.0 million converted common units, but excludes any common units that may be deemed to be beneficially owned by The Blackstone Group, L.P., an affiliate of Blackstone CQP Holdco.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Regarding Forward-Looking Statements
This quarterly report contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical or present facts or conditions, included herein or incorporated herein by reference are “forward-looking statements.” Included among “forward-looking statements” are, among other things:

•
statements that we expect to commence or complete construction of our proposed LNG terminals, liquefaction facilities, pipeline facilities or other projects, or any expansions or portions thereof, by certain dates, or at all;

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

•
statements relating to the construction of our Trains and pipelines, including statements concerning the engagement of any EPC contractor or other contractor and the anticipated terms and provisions of any agreement with any such EPC or other contractor, and anticipated costs related thereto;

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
All of these types of statements, other than statements of historical or present facts or conditions, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this quarterly report and in the other reports and other information that we file with the SEC, including those discussed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2016. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to update or revise any forward-looking statement or provide reasons why actual results may differ, whether as a result of new information, future events or otherwise.

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

Overview of Business

Cheniere, a Delaware corporation, is a Houston-based energy company primarily engaged in LNG-related businesses. Our vision is to be recognized as the premier global LNG company and provide a reliable, competitive and integrated source of LNG to our customers while creating a safe, productive and rewarding work environment for our employees. We own and operate the Sabine Pass LNG terminal in Louisiana through our ownership interest in and management agreements with Cheniere Partners, which is a publicly traded limited partnership that we created in 2007. We own 100% of the general partner interest in Cheniere Partners and 82.7% of Cheniere Holdings, which is a publicly traded limited liability company formed in 2013 that owned a 55.9% limited partner interest in Cheniere Partners as of June 30, 2017. Subsequent to the mandatory conversion of the Class B units on August 2, 2017, Cheniere Holdings owned a 48.6% interest in Cheniere Partners. We are currently developing and constructing two natural gas liquefaction and export facilities. The liquefaction of natural gas into LNG allows it to be shipped economically from areas of the world where natural gas is abundant and inexpensive to produce to other areas where natural gas demand and infrastructure exist to economically justify the use of LNG.

The Sabine Pass LNG terminal is located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast. Cheniere Partners is developing, constructing and operating natural gas liquefaction facilities (the “SPL Project”) at the Sabine Pass LNG terminal adjacent to the existing regasification facilities through a wholly owned subsidiary, SPL. Cheniere Partners plans to construct up to six Trains, which are in various stages of development, construction and operations. Trains 1 through 3 are operational, Train 4 is undergoing commissioning, Train 5 is under construction and Train 6 is being commercialized and has all necessary regulatory approvals in place. Each Train is expected to have a nominal production capacity, which is prior to adjusting for planned maintenance, production reliability and potential overdesign, of approximately 4.5 mtpa of LNG. The Sabine Pass LNG terminal has operational regasification facilities owned by Cheniere Partners’ wholly owned subsidiary, SPLNG, that include existing infrastructure of five LNG storage tanks with capacity of approximately 16.9 Bcfe, two marine berths that can accommodate vessels with nominal capacity of up to 266,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d. Cheniere Partners also owns a 94-mile pipeline that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines through a wholly owned subsidiary, CTPL.

We are developing and constructing a second natural gas liquefaction and export facility at the Corpus Christi LNG terminal, which is on nearly 2,000 acres of land that we own or control near Corpus Christi, Texas, and a pipeline facility (collectively, the “CCL Project”) through wholly owned subsidiaries CCL and CCP, respectively. The CCL Project is being developed for up to three Trains, with expected aggregate nominal production capacity, which is prior to adjusting for planned maintenance, production reliability and potential overdesign, of approximately 13.5 mtpa of LNG, three LNG storage tanks with aggregate capacity of approximately 10.1 Bcfe and two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters. The CCL Project is being developed in stages. The first stage (“Stage 1”) includes Trains 1 and 2, two LNG storage tanks, one complete marine berth and a second partial berth and all of the CCL Project’s necessary infrastructure facilities. The second stage (“Stage 2”) includes Train 3, one LNG storage tank and the completion of the second partial berth. The CCL Project also includes a 23-mile natural gas supply pipeline that will interconnect the Corpus Christi LNG terminal with several interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline”). Stage 1 and the Corpus Christi Pipeline are currently under construction, and Train 3 is being commercialized and has all necessary regulatory approvals in place.

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

Overview of Significant Events

Our significant accomplishments since January 1, 2017 and through the filing date of this Form 10-Q include the following:
Strategic

•	Year to date, LNG from the SPL Project has been delivered to 10 new countries. As of July 2017, LNG from the SPL Project had reached 24 of the 40 LNG importing countries around the world.

•	We completed a land acquisition and acquired rights to obtain additional upland and waterfront land adjacent to the CCL Project aggregating more than 500 acres.

•
We made an equity investment in Midship Pipeline Company, LLC (“Midship Pipeline”) through Midship Holdings, LLC, which is constructing an approximately 230-mile interstate natural gas pipeline with expected capacity of up to 1.44 Dekatherms per day, to connect new production in the Anadarko Basin to Gulf Coast markets (the “Midship Project”). Additionally, Midship Holdings entered into agreements with investment funds managed by EIG Global Energy Partners (“EIG”) under which EIG-managed funds have committed to make an investment of up to $500 million in the Midship Project, subject to the terms and conditions in the applicable agreements.

Operational

•	SPL commenced production and shipment of LNG commissioning cargoes from Train 3 of the SPL Project in January 2017 and achieved substantial completion and commenced operating activities in March 2017.

•	Commissioning activities for Train 4 of the SPL Project began in March 2017, and first LNG was achieved in July 2017.

•	In April 2017, we reached the milestone of 100 cumulative LNG cargoes exported from the SPL Project. As of July 2017, more than 160 cumulative LNG cargoes had been exported from the SPL Project.

•	In June 2017, the date of first commercial delivery was reached under the 20-year SPA with Korea Gas Corporation relating to Train 3 of the SPL Project.

•
In August 2017, the date of first commercial delivery was reached under the respective 20-year SPAs with Gas Natural Fenosa LNG GOM, Limited and BG Gulf Coast LNG, LLC relating to Train 2 of the SPL Project.

Financial

•
In February and March 2017, SPL issued aggregate principal amounts of $800 million of 5.00% Senior Secured Notes due 2037 (the “2037 SPL Senior Notes”) and $1.35 billion, before discount, of 4.200% Senior Secured Notes due 2028 (the “2028 SPL Senior Notes”), respectively. Net proceeds of the offerings of the 2037 SPL Senior Notes and 2028 SPL Senior Notes were $789 million and $1.33 billion, respectively, after deducting the initial purchasers’ commissions (for the 2028 SPL Senior Notes) and estimated fees and expenses. The net proceeds of the 2037 SPL Senior Notes, after provisioning for incremental interest required during construction, were used to repay the outstanding borrowings under the credit facilities SPL entered into in June 2015 (the “2015 SPL Credit Facilities”) and, along with the net proceeds of the 2028 SPL Senior Notes, the remainder is being used to pay a portion of the capital costs in connection with the construction of Trains 1 through 5 of the SPL Project in lieu of the terminated portion of the commitments under the 2015 SPL Credit Facilities.

•
In March 2017, we entered into a $750 million revolving credit agreement (“Cheniere Revolving Credit Facility”) that may be used to fund the development of the CCL Project and, provided that certain conditions are met, for general corporate purposes.

•
In May 2017, CCH issued an aggregate principal amount of $1.5 billion of 5.125% Senior Secured Notes due 2027 (the “2027 CCH Senior Notes”). Net proceeds of the offering of approximately $1.4 billion, after deducting commissions, fees and expenses and after provisioning for incremental interest required under the 2027 CCH Senior Notes during construction, were used to prepay a portion of the outstanding borrowings under its credit facility (the “2015 CCH Credit Facility”).

•	Fitch Ratings assigned SPL’s senior secured debt an investment grade rating of BBB- in January 2017 and an investment-grade issuer default rating of BBB- in June 2017.

•	In May 2017, Moody’s Investors Service upgraded SPL’s senior secured debt rating from Ba1 to Baa3, an investment-grade rating.

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
•Cheniere Holdings through distributions from Cheniere Partners;
•CCH Group through project debt and borrowings and equity contributions from Cheniere; and

•
Cheniere through project financing, existing unrestricted cash, debt and equity offerings by us or our subsidiaries, operating cash flows, services fees from Cheniere Holdings, Cheniere Partners and our other subsidiaries and distributions from our investments in Cheniere Holdings and Cheniere Partners.

The following table (in millions) provides a summary of our liquidity position at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Cash and cash equivalents	$796	$876
Restricted cash designated for the following purposes:
SPL Project	1,277	358
CQP and cash held by guarantor subsidiaries	286	247
CCL Project	103	270
Other	82	76
Available commitments under the following credit facilities:
2015 SPL Credit Facilities	—	1,642
$1.2 billion SPL Working Capital Facility (“SPL Working Capital Facility”)	834	653
$2.8 billion 2016 CQP Credit Facilities (“2016 CQP Credit Facilities”)	190	195
2015 CCH Credit Facility	2,630	3,603
$350 million CCH Working Capital Facility (“CCH Working Capital Facility”)	268	350
Cheniere Revolving Credit Facility	750	—

For additional information regarding our debt agreements, see Note 10—Debt of our Notes to Consolidated Financial Statements in this quarterly report and Note 12—Debt of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2016.

Cheniere

Convertible Notes

In November 2014, we issued an aggregate principal amount of $1.0 billion of Convertible Unsecured Notes due 2021 (the “2021 Cheniere Convertible Unsecured Notes”). The 2021 Cheniere Convertible Unsecured Notes are convertible at the option of the holder into our common stock at the then applicable conversion rate, provided that the closing price of our common stock is greater than or equal to the conversion price on the date of conversion. In March 2015, we issued $625.0 million aggregate principal amount of 4.25% Convertible Senior Notes due 2045 (the “2045 Cheniere Convertible Senior Notes”). We have the right, at our option, at any time after March 15, 2020, to redeem all or any part of the 2045 Cheniere Convertible Senior Notes at a redemption price equal to the accreted amount of the 2045 Cheniere Convertible Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to such redemption date. We have the option to satisfy the conversion obligation for the 2021 Cheniere Convertible Unsecured Notes and the 2045 Cheniere Convertible Senior Notes with cash, common stock or a combination thereof.

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

Cash Receipts from Subsidiaries

As of June 30, 2017, we had an 82.7% direct ownership interest in Cheniere Holdings. We receive dividends on our Cheniere Holdings shares from the distributions that Cheniere Holdings receives from Cheniere Partners. We received $8 million and $7 million in dividends on our Cheniere Holdings common shares during the six months ended June 30, 2017 and 2016, respectively.

Our ownership interest in the Sabine Pass LNG terminal is held through Cheniere Partners. As of June 30, 2017, we owned 82.7% of Cheniere Holdings, which owned a 55.9% limited partner interest in Cheniere Partners in the form of 12.0 million common units, 45.3 million Class B units and 135.4 million subordinated units. Subsequent to the mandatory conversion of the Class B units on August 2, 2017, Cheniere Holdings owned a 48.6% interest in Cheniere Partners in the form of 104.5 million and 135.4 million subordinated units. We also own 100% of the general partner interest and the incentive distribution rights in Cheniere Partners. We receive quarterly equity distributions from Cheniere Partners related to our 2% general partner interest.

We also receive fees for providing management services to Cheniere Holdings, Cheniere Partners, SPLNG, SPL and CTPL. We received $68 million and $81 million in total service fees from Cheniere Holdings, Cheniere Partners, SPLNG, SPL and CTPL during the six months ended June 30, 2017 and 2016, respectively.

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

Cheniere Partners Class B Units

Cheniere Partners’ Class B units were subject to conversion, mandatorily or at the option of the Class B unitholders under specified circumstances, into a number of common units based on the then-applicable conversion value of the Class B units. The Cheniere Partners Class B units were not entitled to cash distributions except in the event of a liquidation of Cheniere Partners, a merger, consolidation or other combination of Cheniere Partners with another person or the sale of all or substantially all of the assets of Cheniere Partners. On a quarterly basis beginning on the initial purchase date of the Class B units, the conversion value of the Class B units increased at a compounded rate of 3.5% per quarter, subject to an additional upward adjustment for certain equity and debt financings. The accreted conversion ratio of the Class B units owned by Cheniere Holdings and Blackstone CQP Holdco LP (“Blackstone CQP Holdco”) was 2.04 and 1.99, respectively, as of June 30, 2017.

The Class B units were issued at a discount to the market price of the Cheniere Partners common units into which they are convertible.  This discount, totaling $2,130 million, represents a beneficial conversion feature.  The beneficial conversion feature is similar to a dividend that will be distributed with respect to any Class B unit from its issuance date through its conversion date, resulting in an increase in Class B unitholders’ equity and a decrease in common and subordinated unitholders’ equity, including our equity interest in Cheniere Partners. Cheniere Partners amortizes the beneficial conversion feature through the mandatory conversion date. Deemed dividends represented by the amortization of the beneficial conversion feature allocated to the Class B units held by Blackstone CQP Holdco are included in net income (loss) attributable to non-controlling interest and result in a reduction of income available to common stockholders. The impact to net income (loss) attributable to non-controlling interest due to the amortization of the beneficial conversion feature was $294 million and $2 million during the three months ended June 30, 2017 and 2016, respectively, and $378 million and $3 million during the six months ended June 30, 2017 and 2016, respectively. The impact to net income (loss) attributable to non-controlling interest due to the amortization of the beneficial conversion feature is anticipated to be approximately $748 million for the year ending December 31, 2017 based on the ownership interest as of June 30, 2017.

On August 2, 2017, the Class B units owned by Cheniere Holdings and Blackstone CQP Holdco mandatorily converted into common units in accordance with the terms of the partnership agreement. See Note 19—Subsequent Events of our Notes to Consolidated Financial Statements for information regarding the subsequent conversion of the Class B units into common units.

Cheniere Partners

In February 2016, Cheniere Partners entered into the 2016 CQP Credit Facilities. The 2016 CQP Credit Facilities consist of: (1) a $450 million CTPL tranche term loan that was used to prepay the $400 million term loan facility (the “CTPL Term Loan”) in February 2016, (2) an approximately $2.1 billion SPLNG tranche term loan that was used to repay and redeem the approximately $2.1 billion of the senior notes previously issued by SPLNG in November 2016, (3) a $125 million facility that may be used to satisfy a six-month debt service reserve requirement and (4) a $115 million revolving credit facility that may be used for general business purposes. Cheniere Partners had $2.6 billion of outstanding borrowings under the 2016 CQP Credit Facilities as of both June 30, 2017 and December 31, 2016, and Cheniere Partners had $190 million and $195 million of available commitments and $50 million and $45 million aggregate amount of issued letters of credit as of June 30, 2017 and December 31, 2016, respectively.

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

The 2016 CQP Credit Facilities are unconditionally guaranteed by each subsidiary of Cheniere Partners other than (1) SPL and (2) certain subsidiaries of Cheniere Partners owning other development projects, as well as certain other specified subsidiaries and members of the foregoing entities.

Sabine Pass LNG Terminal

Liquefaction Facilities

We are developing, constructing and operating the SPL Project at the Sabine Pass LNG terminal adjacent to the existing regasification facilities. We have received authorization from the FERC to site, construct and operate Trains 1 through 6. The following table summarizes the overall project status of the SPL Project as of June 30, 2017:

	SPL Trains 1 & 2		SPL Trains 3 & 4		SPL Train 5
Overall project completion percentage	100%		99.0%		69.0%
Completion percentage of:
Engineering	100%		100%		99.9%
Procurement	100%		100%		96.6%
Subcontract work	100%		93.8%		48.5%
Construction	100%		99.0%		30.5%
Date of expected substantial completion	Train 1	Operational	Train 3	Operational	Train 5	2H 2019
	Train 2	Operational	Train 4	2H 2017
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

Natural Gas Transportation, Storage and Supply

To ensure SPL is able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, it has entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL and third-party pipeline companies. SPL has entered into firm storage services agreements with third parties to assist in managing volatility in natural gas needs for the SPL Project. SPL has also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the SPL Project. As of June 30, 2017, SPL has secured up to approximately 2,220 TBtu of natural gas feedstock through long-term and short-term natural gas supply contracts.

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

The total contract prices of the EPC contract for Trains 1 and 2, the EPC contract for Trains 3 and 4 and the EPC contract for Train 5 of the SPL Project are approximately $4.1 billion, $3.9 billion and $3.1 billion, respectively, reflecting amounts incurred under change orders through June 30, 2017. Total expected capital costs for Trains 1 through 5 are estimated to be between $12.5 billion and $13.5 billion before financing costs and between $17.5 billion and $18.5 billion after financing costs including, in each case, estimated owner’s costs and contingencies.

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

The remaining approximately 2.0 Bcf/d of capacity has been reserved under a TUA by SPL. SPL is obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million annually, continuing until at least 20 years after SPL delivers its first commercial cargo at the SPL Project. SPL entered into a partial TUA assignment agreement with Total, whereby upon substantial completion of Train 3, SPL gained access to a portion of Total’s capacity and other services provided under Total’s TUA with SPLNG.  This agreement provides SPL with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity, permit SPL to more flexibly manage its LNG storage capacity and accommodate the development of Trains 5 and 6. Notwithstanding any arrangements between Total and SPL, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA. During both the three and six months ended June 30, 2017, SPL recorded $8 million as operating and maintenance expense under this partial TUA assignment agreement.

Under each of these TUAs, SPLNG is entitled to retain 2% of the LNG delivered to the Sabine Pass LNG terminal.

Capital Resources

We currently expect that SPL’s capital resources requirements with respect to Trains 1 through 5 of the SPL Project will be financed through project debt and borrowings and cash flows under the SPAs. We believe that with the net proceeds of borrowings, available commitments under the SPL Working Capital Facility and cash flows from operations, we will have adequate financial resources available to complete Trains 1 through 5 of the SPL Project and to meet our currently anticipated capital, operating and debt service requirements. SPL began generating cash flows from operations from the SPL Project in May 2016, when Train 1 achieved substantial completion and initiated operating activities. Trains 2 and 3 subsequently achieved substantial completion in September 2016 and March 2017, respectively. We realized offsets to LNG terminal costs of $39 million and $132 million in the three months ended June 30, 2017 and 2016, respectively, and $170 million and $146 million in the six months ended June 30, 2017 and 2016, respectively, that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations, during the testing phase for the construction of those Trains of the SPL Project. Additionally, SPLNG generates cash flows from the TUAs, as discussed above.

The following table (in millions) provides a summary of our capital resources from borrowings and available commitments for the Sabine Pass LNG Terminal, excluding equity contributions to our subsidiaries and cash flows from operations (as described in Sources and Uses of Cash), at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Senior notes (1)	$13,650	$11,500
Credit facilities outstanding balance (2)	2,560	3,097
Letters of credit issued (3)	366	324
Available commitments under credit facilities (3)	834	2,295
Total capital resources from borrowings and available commitments (4)	$17,410	$17,216

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

(3)
Includes 2015 SPL Credit Facilities and SPL Working Capital Facility. Does not include the letters of credit issued or available commitments under the 2016 CQP Credit Facilities, which are not specifically for the Sabine Pass LNG Terminal.

(4)	Does not include Cheniere’s additional borrowings from the 2021 Cheniere Convertible Unsecured Notes and the 2045 Cheniere Convertible Senior Notes, which may be used for the Sabine Pass LNG Terminal.

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

2015 SPL Credit Facilities

In June 2015, SPL entered into the 2015 SPL Credit Facilities with commitments aggregating $4.6 billion to fund a portion of the costs of developing, constructing and placing into operation Trains 1 through 5 of the SPL Project. In February 2017, SPL issued the 2037 SPL Senior Notes and a portion of the net proceeds of the issuance was used to repay the then outstanding borrowings of $369 million under the 2015 SPL Credit Facilities. In March 2017, SPL issued the 2028 SPL Senior Notes and SPL terminated the remaining available balance of $1.6 billion under the 2015 SPL Credit Facilities.

SPL Working Capital Facility

In September 2015, SPL entered into the SPL Working Capital Facility, which is intended to be used for loans to SPL (“SPL Working Capital Loans”), the issuance of letters of credit on behalf of SPL, as well as for swing line loans to SPL (“SPL Swing Line Loans”), primarily for certain working capital requirements related to developing and placing into operation the SPL Project. SPL may, from time to time, request increases in the commitments under the SPL Working Capital Facility of up to $760 million and, upon the completion of the debt financing of Train 6 of the SPL Project, request an incremental increase in commitments of up to an additional $390 million. As of June 30, 2017 and December 31, 2016, SPL had $834 million and $653 million of available commitments, $366 million and $324 million aggregate amount of issued letters of credit and zero and $224 million of loans outstanding under the SPL Working Capital Facility, respectively.

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

Corpus Christi LNG Terminal

Liquefaction Facilities

The CCL Project is being developed and constructed at the Corpus Christi LNG terminal, on nearly 2,000 acres of land that we own or control near Corpus Christi, Texas. In December 2014, we received authorization from the FERC to site, construct and operate Stages 1 and 2 of the CCL Project. The following table summarizes the overall project status of Stage 1 of the CCL Project:

	CCL Stage 1
Overall project completion percentage	67.9%
Project completion percentage of:
Engineering	100%
Procurement	87.8%
Subcontract work	39.2%
Construction	41.0%
Expected date of substantial completion	Train 1	1H 2019
	Train 2	2H 2019

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

Natural Gas Transportation, Storage and Supply

To ensure CCL is able to transport adequate natural gas feedstock to the Corpus Christi LNG terminal, it has entered into transportation precedent agreements to secure firm pipeline transportation capacity with CCP and certain third-party pipeline companies. CCL has entered into a firm storage services agreement with a third party to assist in managing volatility in natural gas needs for the CCL Project. CCL has also entered into enabling agreements and long-term natural gas supply contracts with third parties, and will continue to enter into such agreements, in order to secure natural gas feedstock for the CCL Project. As of June 30, 2017, CCL has secured up to approximately 280 TBtu of natural gas feedstock through long-term natural gas supply contracts.

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

The total contract price of the EPC contract for Stage 1, which does not include the Corpus Christi Pipeline, is approximately $7.8 billion, reflecting amounts incurred under change orders through June 30, 2017. Total expected capital costs for Stage 1 are estimated to be between $9.0 billion and $10.0 billion before financing costs, and between $11.0 billion and $12.0 billion after financing costs including, in each case, estimated owner’s costs and contingencies. Included in these estimates are total expected capital costs for the Corpus Christi Pipeline of between $350 million and $400 million, including the estimated contingency.

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

Capital Resources

We expect to finance the construction costs of the CCL Project from one or more of the following: project financing, operating cash flow from CCL and CCP and equity contributions to our subsidiaries. The following table (in millions) provides a summary of our capital resources from borrowings and available commitments for the CCL Project, excluding equity contributions to our subsidiaries, at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Senior notes (1)	$4,250	$2,750
11% Convertible Senior Secured Notes due 2025	1,236	1,171
Credit facilities outstanding balance (2)	1,942	2,381
Letters of credit issued (2)	82	—
Available commitments under credit facilities (2)	2,898	3,953
Total capital resources from borrowings and available commitments (3)	$10,408	$10,255

(1)
Includes CCH’s 7.000% Senior Secured Notes due 2024 (the “2024 CCH Senior Notes”), 5.875% Senior Secured Notes due 2025 (the “2025 CCH Senior Notes”) and 2027 CCH Senior Notes (collectively, the “CCH Senior Notes”).

(2)	Includes 2015 CCH Credit Facility and CCH Working Capital Facility.

(3)
Does not include Cheniere’s additional borrowings from 2021 Cheniere Convertible Unsecured Notes, 2045 Cheniere Convertible Senior Notes and Cheniere Revolving Credit Facility, which may be used for the CCL Project.

For additional information regarding our debt agreements related to the CCL Project, see Note 10—Debt of our Notes to Consolidated Financial Statements in this quarterly report and Note 12—Debt of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2016.

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

CCH Senior Notes

In May 2017, CCH issued an aggregate principal amount of $1.5 billion of the 2027 CCH Senior Notes, in addition to the existing 2024 CCH Senior Notes and 2025 CCH Senior Notes. The CCH Senior Notes are jointly and severally guaranteed by its subsidiaries, CCL, CCP and Corpus Christi Pipeline GP, LLC (“CCP GP”, and collectively with CCL and CCP, the “CCH Guarantors”).

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

2015 CCH Credit Facility

In May 2015, CCH entered into the 2015 CCH Credit Facility. The obligations of CCH under the 2015 CCH Credit Facility are secured by a first priority lien on substantially all of the assets of CCH and its subsidiaries and by a pledge by CCH HoldCo I of its limited liability company interests in CCH. As of June 30, 2017 and December 31, 2016, CCH had $2.6 billion and $3.6 billion of available commitments and $1.9 billion and $2.4 billion of outstanding borrowings under the 2015 CCH Credit Facility, respectively.

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
CCH Working Capital Facility

In December 2016, CCH entered into the $350 million CCH Working Capital Facility, which is intended to be used for loans to CCH (“CCH Working Capital Loans”), the issuance of letters of credit on behalf of CCH, as well as for swing line loans to CCH (“CCH Swing Line Loans”) for certain working capital requirements related to developing and placing into operation the CCL Project. Loans under the CCH Working Capital Facility are guaranteed by the CCH Guarantors. CCH may, from time to time, request increases in the commitments under the CCH Working Capital Facility of up to the maximum allowed under the Common Terms Agreement that was entered into concurrently with the 2015 CCH Credit Facility. CCH did not have any amounts outstanding under the CCH Working Capital Facility as of both June 30, 2017 and December 31, 2016, and CCH had $82 million and zero aggregate amount of issued letters of credit as of June 30, 2017 and December 31, 2016, respectively.

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

Marketing

We market and sell LNG produced by the SPL Project and the CCL Project that is not required for other customers through our integrated marketing function. We are developing a portfolio of long-, medium- and short-term SPAs to transport and unload commercial LNG cargoes to locations worldwide, which is primarily sourced by LNG produced by the SPL Project and the CCL Project but supplemented by volume procured from other locations worldwide, as needed. As of June 30, 2017, we have sold approximately 469 TBtu of LNG to be delivered to counterparties between 2017 and 2023, with delivery obligations conditional in certain circumstances.  The cargoes have been sold either on a Free on Board basis (delivered to the counterparty at the Sabine Pass LNG terminal) or a Delivered at Terminal (“DAT”) basis (delivered to the counterparty at their LNG receiving terminal). We have chartered LNG vessels to be utilized in DAT transactions. In addition, we have entered into a long-term agreement to sell LNG cargoes on a DAT basis that is conditioned upon the buyer achieving certain milestones, including reaching an FID related to certain projects and obtaining related financing.

Cheniere Marketing entered into uncommitted trade finance facilities for up to $470 million primarily to be used for the purchase and sale of LNG for ultimate resale in the course of its operations. The finance facilities are intended to be used for advances, guarantees or the issuance of letters of credit or standby letters of credit on behalf of Cheniere Marketing. As of June 30, 2017 and December 31, 2016, Cheniere Marketing had zero and $23 million in loans outstanding and $76 million and $12 million in standby letters of credit and guarantees outstanding under the finance facilities, respectively. Cheniere Marketing pays interest or fees on utilized commitments.

Corporate and Other Activities

We are required to maintain corporate and general and administrative functions to serve our business activities described above.  We are also in various stages of developing other projects, including liquefaction projects and other infrastructure projects in support of natural gas supply and LNG demand, which, among other things, will require acceptable commercial and financing arrangements before we make an FID. We are exploring the development of a midscale liquefaction project using electric drive modular Trains, with an expected aggregate nominal production capacity of approximately 9.5 mtpa of LNG. We have made an equity investment of $55 million in Midship Pipeline, which is developing a pipeline with expected capacity of up to 1.44 Dekatherms per day that will connect new gas production in the Anadarko Basin to Gulf Coast markets, including markets serving the SPL Project and the CCL Project.

Sources and Uses of Cash

The following table (in millions) summarizes the sources and uses of our cash, cash equivalents and restricted cash for the six months ended June 30, 2017 and 2016. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Six Months Ended June 30,
	2017	2016
Operating cash flows	$536	$(295)
Investing cash flows	(2,357)	(2,299)
Financing cash flows	2,538	2,664

Net increase in cash, cash equivalents and restricted cash	717	70
Cash, cash equivalents and restricted cash—beginning of period	1,827	1,736
Cash, cash equivalents and restricted cash—end of period	$2,544	$1,806

Operating Cash Flows

Our operating cash flows increased from outflows of $295 million during the six months ended June 30, 2016 to inflows of $536 million during the six months ended June 30, 2017. The $831 million increase in operating cash inflows in 2017 compared to 2016 was primarily related to increased cash receipts from the sale of LNG cargoes, partially offset by increased operating costs and expenses as a result of the of additional Trains that were operating at the SPL Project between the periods. During the six months ended June 30, 2017, Trains 1 and 2 were operating for six months and Train 3 was operating for three months, whereas only Train 1 was operating for one month during the comparable period in 2016.

Investing Cash Flows

Investing cash outflows during the six months ended June 30, 2017 and 2016 were $2.4 billion and $2.3 billion, respectively, and were primarily used to fund the construction costs for Trains 1 through 5 of the SPL Project and Trains 1 and 2 of the CCL Project. These costs are capitalized as construction-in-process until achievement of substantial completion. In addition to cash outflows for construction costs for the SPL Project and the CCL Project, we invested $41 million in our equity method investment Midship Holdings during the six months ended June 30, 2017. Partially offsetting these cash outflows was a $36 million receipt during the six months ended June 30, 2017 from the return of collateral payments previously paid for the CCL Project, which was offset by $14 million investments made in other unconsolidated entities and payments for infrastructure to support the CCL Project. During the six months ended June 30, 2016, we used $22 million primarily to pay municipal water districts for water system enhancements that will increase potable water supply to our export terminals and for investments made in unconsolidated entities.

Financing Cash Flows

Financing cash inflows during the six months ended June 30, 2017 were $2.5 billion, primarily as a result of:

•	issuances of aggregate principal amounts of $800 million of the 2037 SPL Senior Notes and $1.35 billion of the 2028 SPL Senior Notes;

•	$55 million of borrowings and a $369 million repayment made under the 2015 SPL Credit Facilities;

•	$110 million of borrowings and $334 million of repayments made under the SPL Working Capital Facility;

•	$973 million of borrowings under the 2015 CCH Credit Facility;

•	issuance of aggregate principal amount of $1.5 billion of the 2027 CCH Senior Notes, which was used to prepay $1.4 billion of outstanding borrowings under the 2015 CCH Credit Facility;

•	$24 million of borrowings and $24 million of repayments made under the CCH Working Capital Facility;

•	$24 million in net repayments made under the Cheniere Marketing trade finance facilities;

•	$67 million of debt issuance and deferred financing costs related to up-front fees paid upon the closing of these transactions;

•	$40 million of distributions and dividends to non-controlling interest by Cheniere Partners and Cheniere Holdings; and

•	$3 million paid for tax withholdings for share-based compensation.

Financing cash inflows during the six months ended June 30, 2016 were $2.7 billion, primarily as a result of:

•	$450 million in borrowings under the 2016 CQP Credit Facilities, which was entered into in February to prepay the $400 million CTPL Term Loan;

•	$1.3 billion of borrowings under the 2015 SPL Credit Facilities;

•
issuance of an aggregate principal amount of $1.5 billion of the 2026 SPL Senior Notes in June 2016, which was used to prepay $1.3 billion of the outstanding borrowings under the 2015 SPL Credit Facilities;

•	$140 million of borrowings and $155 million of repayments made under the SPL Working Capital Facility;

•	$1.1 billion of borrowings under the 2015 CCH Credit Facility;

•	issuance of an aggregate principal amount of $1.3 billion of the 2024 CCH Senior Notes in May 2016, which were used to prepay $1.1 billion of outstanding borrowings under the 2015 CCH Credit Facility;

•	$15 million borrowings under the Cheniere Marketing trade finance facilities;

•	$97 million of debt issuance costs related to up-front fees paid upon the closing of these transactions; and

•	$40 million of distributions and dividends to non-controlling interest by Cheniere Partners and Cheniere Holdings.

Results of Operations

The following table summarizes the volumes of operational and commissioning LNG cargoes that were loaded from the SPL Project and recognized on our Consolidated Financial Statements during the three and six months ended June 30, 2017:

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
(in TBtu)	Operational	Commissioning	Operational	Commissioning
Volumes loaded during the current period	167	—	295	26
Volumes loaded during the prior period but recognized during the current period	7	8	19	—
Less: volumes loaded during the current period and in transit at the end of the period	(14)	—	(14)	—
Total volumes recognized in the current period	160	8	300	26

Our consolidated net loss attributable to common stockholders was $285 million, or $1.23 per share (basic and diluted), in the three months ended June 30, 2017, compared to a net loss attributable to common stockholders of $298 million, or $1.31 per share (basic and diluted), in the three months ended June 30, 2016. This $13 million decrease in net loss in 2017 was primarily a result of increased income from operations, decreased derivative loss, net and decreased loss on early extinguishment of debt, which were partially offset by increased allocation of net income to non-controlling interest and increased interest expense, net of amounts capitalized.

Our consolidated net loss attributable to common stockholders was $231 million, or $0.99 per share (basic and diluted), in the six months ended June 30, 2017, compared to a net loss attributable to common stockholders of $619 million, or $2.71 per share (basic and diluted), in the six months ended June 30, 2016. This $388 million decrease in net loss in 2017 was primarily a result of increased income from operations and decreased derivative loss, net, which were partially offset by increased allocation of net income to non-controlling interest, increased interest expense, net of amounts capitalized, and loss on early extinguishment of debt.

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2017	2016	Change	2017	2016	Change
LNG revenues	$1,171	$110	$1,061	$2,314	$113	$2,201
Regasification revenues	65	65	—	130	130	—
Other revenues	4	2	2	7	3	4
Other—related party	1	—	1	1	—	1
Total revenues	$1,241	$177	$1,064	$2,452	$246	$2,206

We began recognizing LNG revenues from the SPL Project following the substantial completion and the commencement of operating activities of Train 1 in May 2016. Trains 2 and 3 subsequently achieved substantial completion in September 2016 and March 2017, respectively. The increase in revenues for the three and six months ended June 30, 2017 from the comparable periods in 2016 was attributable to both the increased volume of LNG sold that was recognized as revenues, as well as increased revenues per MMBtu. As additional Trains become operational, we expect our LNG revenues to increase in the future.

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process because these amounts are earned or loaded during the testing phase for the construction of that Train. We realized offsets to LNG terminal costs of $39 million corresponding to 8 TBtu of LNG and $132 million corresponding to 31 TBtu of LNG in the three months ended June 30, 2017 and 2016, respectively, and $170 million corresponding to 26 TBtu of LNG and $146 million corresponding to 35 TBtu of LNG in the six months ended June 30, 2017 and 2016, respectively, that were related to the sale of commissioning cargoes.

The following table presents the components of LNG revenues (in millions) and the corresponding LNG volumes sold (in TBtu).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
LNG revenues (in millions):
LNG from the SPL Project sold under SPL’s third party long-term SPAs	$492	$82	$954	$82
LNG from the SPL Project sold by our integrated marketing function	508	3	1,137	3
LNG procured from third parties	155	40	204	40
Other revenues and derivative gains (losses)	16	(15)	19	(12)
Total LNG revenues	$1,171	$110	$2,314	$113

Volumes sold as LNG revenues (in TBtu):
LNG from the SPL Project sold under SPL’s third party long-term SPAs	81	18	157	18
LNG from the SPL Project sold by our integrated marketing function	79	1	143	1
LNG procured from third parties	15	4	19	4
Total volumes sold as LNG revenues	175	23	319	23

Operating costs and expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2017	2016	Change	2017	2016	Change
Cost of sales	$692	$85	$607	$1,316	$100	$1,216
Operating and maintenance expense	117	46	71	195	82	113
Development expense	1	1	—	4	3	1
Selling, general and administrative expense	61	72	(11)	115	138	(23)
Depreciation and amortization expense	90	33	57	160	57	103
Restructuring expense	—	16	(16)	6	23	(17)
Impairment expense	—	—	—	—	10	(10)
Other	6	—	6	6	—	6
Total operating costs and expenses	$967	$253	$714	$1,802	$413	$1,389

Our total operating costs and expenses increased during the three and six months ended June 30, 2017 from the comparable periods in 2016, primarily as a result of additional Trains that were operating between the periods. During the six months ended

June 30, 2017, Trains 1 and 2 were operating for six months and Train 3 was operating for three months, whereas only Train 1 was operating for one month during the comparable period in 2016.

Cost of sales increased during the three and six months ended June 30, 2017 from the comparable periods in 2016, primarily as a result of the increase in operating Trains during 2017. Cost of sales includes costs incurred directly for the production and delivery of LNG from the SPL Project, to the extent those costs are not utilized for the commissioning process. The increase during the three and six months ended June 30, 2017 from the comparable periods in 2016 was primarily related to the increase in both the volume and pricing of natural gas feedstock. Cost of sales also includes vessel charter costs, port and canal fees, gains and losses from derivatives associated with economic hedges to secure natural gas feedstock for the SPL Project, variable transportation and storage costs and other costs to convert natural gas into LNG.

Operating and maintenance expense increased during the three and six months ended June 30, 2017 from the comparable periods in 2016, as a result of the increase in operating Trains during 2017. Operating and maintenance expense includes costs associated with operating and maintaining the SPL Project and CCL Project. The increase during the three and six months ended June 30, 2017 from the comparable periods in 2016 was primarily related to natural gas transportation and storage capacity demand charges, third-party service and maintenance contract costs and payroll and benefit costs of operations personnel. Operating and maintenance expense also includes TUA reservation charges as a result of the commencement of payments under the partial TUA assignment agreement with Total, insurance and regulatory costs and other operating costs.

Depreciation and amortization expense increased during the three and six months ended June 30, 2017 from the comparable periods in 2016 as a result of increased number of operational Trains, as the assets related to the Trains of the SPL Project began depreciating upon reaching substantial completion.

As additional Trains become operational, we expect our operating costs and expenses to generally increase in the future, although certain costs will not proportionally increase with the number of operational Trains as cost efficiencies will be realized.

Partially offsetting the increases above was a decrease in selling, general and administrative expense, which was primarily due to the implementation of certain organizational changes and a reduction in professional services fees. Organizational initiatives were completed as of March 31, 2017.

Impairment expense decreased during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The impairment expense recognized during the six months ended June 30, 2016 related to a corporate airplane that was written down to fair value based on market-based appraisals, which was ultimately sold by the end of the year. The impairment was recognized due to the potential disposition of the airplane in connection with the Company having initiated organizational changes and the associated focus for financially disciplined investment.

Other expense (income)

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2017	2016	Change	2017	2016	Change
Interest expense, net of capitalized interest	$188	$106	$82	$353	$182	$171
Loss on early extinguishment of debt	33	56	(23)	75	57	18
Derivative loss, net	36	91	(55)	35	272	(237)
Other expense (income)	(5)	7	(12)	(7)	6	(13)
Total other expense	$252	$260	$(8)	$456	$517	$(61)

Interest expense, net of capitalized interest, increased in the three and six months ended June 30, 2017, as compared to the three and six months ended June 30, 2016, primarily as a result of an increase in our indebtedness outstanding (before premium, discount and unamortized debt issuance costs), from $20.2 billion as of June 30, 2016 to $25.4 billion as of June 30, 2017, and a decrease in the portion of total interest costs that could be capitalized as Trains 1 through 3 of the SPL Project completed construction. For the three and six months ended June 30, 2017, we incurred $377 million and $731 million of total interest cost, respectively, of which we capitalized $189 million and $378 million, respectively, which was directly related to the construction of the SPL Project and the CCL Project. For the three and six months ended June 30, 2016, we incurred $316 million and $609 million of total interest cost, respectively, of which we capitalized $210 million and $427 million, respectively, which was directly related to the construction of the SPL Project and the CCL Project.

Loss on early extinguishment of debt decreased during the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, and increased during the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. Loss on early extinguishment of debt recognized during the three and six months ended June 30, 2017 was attributable to the write-offs of debt issuance costs of $42 million in March 2017 upon termination of the remaining available balance of $1.6 billion under the 2015 SPL Credit Facilities in connection with the issuance of the 2028 SPL Senior Notes and the write-off of $33 million in May 2017 upon the prepayment of approximately $1.4 billion of outstanding borrowings under the 2015 CCH Credit Facility in connection with the issuance of the 2027 CCH Senior Notes. Loss on early extinguishment of debt during the three and six months ended June 30, 2016 was primarily attributable to the write-offs of debt issuance costs of $29 million in May 2016 upon the prepayment of approximately $1.1 billion of outstanding borrowings under the 2015 CCH Credit Facility in connection with the issuance of the 2024 CCH Senior Notes and the write-off of $26 million in June 2016 upon the prepayment of approximately $1.3 billion of outstanding borrowings under the 2015 SPL Credit Facilities in connection with the issuance of the 2026 SPL Senior Notes.

Derivative loss, net decreased during the three and six months ended June 30, 2017 from the comparable periods in 2016, primarily due to a favorable shift in the long-term forward LIBOR curve between the periods. During the six months ended June 30, 2017, we also recognized a $7 million loss in March 2017 upon the settlement of interest rate swaps associated with approximately $1.6 billion of commitments that were terminated under the 2015 SPL Credit Facilities and a $13 million loss in May 2017 in conjunction with the termination of approximately $1.4 billion of commitments under the 2015 CCH Credit Facility.

Other

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2017	2016	Change	2017	2016	Change
Income tax benefit (provision)	$1	$(1)	$2	$1	$—	$1
Net income (loss) attributable to non-controlling interest	306	(37)	343	424	(65)	489

Net income attributable to non-controlling interest increased during the three and six months ended June 30, 2017 from the comparable periods in 2016 primarily due to the amortization of the beneficial conversion feature on Cheniere Partners’ Class B units and increase in consolidated net income recognized by Cheniere Partners in which the non-controlling interest is held. Net income attributable to non-controlling interest was increased by $292 million and $375 million for amortization of the beneficial conversion feature on Cheniere Partners’ Class B units during the three and six months ended June 30, 2017, respectively. The consolidated net income recognized by Cheniere Partners increased from a net loss of $100 million and $175 million in the three and six months ended June 30, 2016, respectively, to net income of $46 million and $93 million in the three and six months ended June 30, 2017, respectively, primarily as a result of the additional Trains that were operating at the SPL Project between the periods, which was partially offset by increased interest expense, net of amounts capitalized.

Off-Balance Sheet Arrangements

We have interests in an unconsolidated variable interest entity (“VIE”) as discussed in Note 7—Other Non-Current Assets of our Notes to Consolidated Financial Statements in this quarterly report, which we consider to be an off-balance sheet arrangement. We believe that this VIE does not have a current or future material effect on our consolidated financial position or operating results.

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

Marketing and Trading Commodity Price Risk

We have entered into commodity derivatives consisting of natural gas supply contracts to secure natural gas feedstock for the SPL Project and the CCL Project (“Liquefaction Supply Derivatives”). We have also entered into financial derivatives to hedge the exposure to the commodity markets in which we have contractual arrangements to purchase or sell physical LNG (“LNG Trading Derivatives”). In order to test the sensitivity of the fair value of the Liquefaction Supply Derivatives and the LNG Trading Derivatives to changes in underlying commodity prices, management modeled a 10% change in the commodity price for natural gas for each delivery location and a 10% change in the commodity price for LNG, respectively, as follows (in millions):

	June 30, 2017		December 31, 2016
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$42	$2	$73	$6
LNG Trading Derivatives	—	1	(3)	—

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

	June 30, 2017		December 31, 2016
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
SPL Interest Rate Derivatives	$—	$—	$(6)	$2
CQP Interest Rate Derivatives	13	5	13	6
CCH Interest Rate Derivatives	(85)	44	(86)	52

Foreign Currency Exchange Risk

We have entered into foreign currency exchange (“FX”) contracts to hedge exposure to currency risk associated with operations in countries outside of the United States (“FX Derivatives”). In order to test the sensitivity of the fair value of the FX Derivatives to changes in FX rates, management modeled a 10% change in FX rate between the U.S. dollar and the applicable foreign currencies. This 10% change in FX rates would have resulted in an immaterial change in the fair value of the FX Derivatives as of both June 30, 2017 and December 31, 2016.

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

Parallax Litigation

In 2015, Cheniere’s wholly owned subsidiary, Cheniere LNG Terminals, LLC (“CLNGT”), entered into discussions with Parallax Enterprises, LLC (“Parallax Enterprises”) regarding the potential joint development of two liquefaction plants in Louisiana (the “Potential Liquefaction Transactions”). While the parties negotiated regarding the Potential Liquefaction Transactions, CLNGT loaned Parallax Enterprises approximately $46 million, as reflected in a secured note dated April 23, 2015, as amended on June 30, 2015, September 30, 2015 and November 4, 2015 (the “Secured Note”). The Secured Note was secured by all assets of Parallax Enterprises and its subsidiary entities. On June 30, 2015, Parallax Enterprises’ parent entity, Parallax Energy LLC (“Parallax Energy”), executed a Pledge and Guarantee Agreement further securing repayment of the Secured Note by providing a parent guaranty and a pledge of all of the equity of Parallax Enterprises in satisfaction of the Secured Note (the “Pledge Agreement”). CLNGT and Parallax Enterprises never executed a definitive agreement to pursue the Potential Liquefaction Transactions. The Secured Note matured on December 11, 2015, and Parallax Enterprises failed to make payment. On February 3, 2016, CLNGT filed an action against Parallax Energy, Parallax Enterprises, and certain of Parallax Enterprises’ subsidiary entities, styled Cause No. 4:16-cv-00286, Cheniere LNG Terminals, LLC v. Parallax Energy LLC, et al., in the United States District Court for the Southern District of Texas (the “Texas Federal Suit”). CLNGT asserted claims in the Texas Federal Suit for (1) recovery of all amounts due under the Secured Note and (2) declaratory relief establishing that CLNGT is entitled to enforce its rights under the Secured Note and Pledge Agreement in accordance with each instrument’s terms and that CLNGT has no obligations of any sort to Parallax Enterprises concerning the Potential Liquefaction Transactions. On March 11, 2016, Parallax Enterprises and the other defendants in the Texas Federal Suit moved to dismiss the suit for lack of subject matter jurisdiction. On August 2, 2016, the court denied the defendants’ motion to dismiss without prejudice and permitted the parties to pursue jurisdictional discovery.

On March 11, 2016, Parallax Enterprises filed a suit against Cheniere and CLNGT styled Civil Action No. 62-810, Parallax Enterprises LLP v. Cheniere Energy, Inc. and Cheniere LNG Terminals, LLC, in the 25th Judicial District Court of Plaquemines Parish, Louisiana (the “Louisiana Suit”), wherein Parallax Enterprises asserted claims for breach of contract, fraudulent inducement, negligent misrepresentation, detrimental reliance, unjust enrichment and violation of the Louisiana Unfair Trade Practices Act. Parallax Enterprises predicated its claims in the Louisiana Suit on an allegation that Cheniere and CLNGT breached a purported agreement to jointly develop the Potential Liquefaction Transactions. Parallax Enterprises sought $400 million in alleged economic damages and rescission of the Secured Note. On April 15, 2016, Cheniere and CLNGT removed the Louisiana Suit to the United States District Court for the Eastern District of Louisiana, which subsequently transferred the Louisiana Suit to the United States District Court for the Southern District of Texas, where it was assigned Civil Action No. 4:16-cv-01628 and transferred to the same judge presiding over the Texas Federal Suit for coordinated handling. On August 22, 2016, Parallax Enterprises voluntarily dismissed all claims asserted against CLNGT and Cheniere in the Louisiana Suit without prejudice to refiling.

On July 27, 2017, the Parallax entities named as defendants in the Texas Federal Suit reurged their motion to dismiss and simultaneously filed counterclaims against CLNGT and third party claims against Cheniere for breach of contract, breach of fiduciary duty, promissory estoppel, quantum meruit, and fraudulent inducement of the Secured Note and Pledge Agreement, based on substantially the same factual allegations Parallax Enterprises made in the Louisiana Suit. These Parallax entities also simultaneously filed an action styled Cause No. 2017-49685, Parallax Enterprises, LLC, et al. v. Cheniere Energy, Inc., et al., in the 61st District Court of Harris County, Texas (the “Texas State Suit”), which asserts the same claims these entities asserted in the Texas Federal Suit. On July 31, 2017, CLNGT withdrew its opposition to the dismissal of the Texas Federal Suit without prejudice on jurisdictional grounds. Cheniere and CLNGT simultaneously filed an answer and counterclaims in the Texas State Suit, asserting the same claims CLNGT had previously asserted in the Texas Federal Suit. Additionally, CLNGT filed third party claims against Parallax principals Martin Houston, Christopher Bowen Daniels, Howard Candelet, and Mark Evans, as well as Tellurian Investments, Inc. and Driftwood LNG, LLC, including claims for tortious interference with CLNGT’s collateral rights under the Secured Note and Pledge Agreement.

Cheniere does not expect that the resolution of this litigation will have a material adverse impact on its financial results.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes stock repurchases for the three months ended June 30, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
April 1 - 30, 2017	14,831	$47.27	—	—
May 1 - 31, 2017	19,183	$47.53	—	—
June 1 - 30, 2017	6,293	$49.26	—	—

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

Compliance Disclosure

Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended June 30, 2017, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our quarterly report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012. During the quarter ended June 30, 2017, we did not engage in any transactions with Iran or with persons or entities related to Iran.

ITEM 6.	EXHIBITS

Exhibit No.	Description
4.1
Second Supplemental Indenture, dated as of May 19, 2017, among Cheniere Corpus Christi Holdings, LLC, as issuer, Corpus Christi Liquefaction, LLC, Cheniere Corpus Christi Pipeline, L.P. and Corpus Christi Pipeline GP, LLC, as guarantors, and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.1 to CCH’s Current Report on Form 8-K (SEC File No. 333-215435), filed on May 19, 2017)

4.2	Form of 5.125% Senior Secured Note due 2027 (Included as Exhibit A-1 to Exhibit 4.1 above)
10.1*†	Cheniere Energy, Inc. 2011 Incentive Plan (as amended through April 13, 2017)
10.2*†	Amended and Restated Cheniere Energy, Inc. Key Executive Severance Pay Plan
10.3
Registration Rights Agreement, dated as of May 19, 2017, among Cheniere Corpus Christi Holdings, LLC and Corpus Christi Liquefaction, LLC, Cheniere Corpus Christi Pipeline, L.P. and Corpus Christi Pipeline GP, LLC, as guarantors, and RBC Capital Markets, LLC, for itself and as representative of the purchasers (Incorporated by reference to Exhibit 10.1 to CCH’s Current Report on Form 8-K (SEC File No. 333-215435), filed on May 19, 2017)

10.4
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00057 Process Flare Provisional Sum Closeout, dated April 4, 2017 and (ii) the Change Order CO-00058 Louisiana Sales and Use Tax Provisional Sum Closeout, dated May 4, 2017 (Incorporated by reference to Exhibit 10.40 to SPL’s Registration Statement on Form S-4 (SEC File No. 333-218646), filed on June 9, 2017)

10.5
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00035 Ingersoll Rand Vendor HAZOP Updates, dated April 4, 2017 and (ii) the Change Order CO-00036 Process Flare Provisional Sum Transfer, dated April 4, 2017 (Incorporated by reference to Exhibit 10.55 to SPL’s Registration Statement on Form S-4 (SEC File No. 333-218646), filed on June 9, 2017)

10.6
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00018 Stage 3 Process Flare Modification, dated March 10, 2017, (ii) the Change Order CO-00019 Site Drainage Design Change: Permanent Drainage Implementation, dated March 10, 2017 and (iii) the Change Order CO-00020 Soils Provisional Sum Partial True-up RECON 2, dated March 13, 2017 (Incorporated by reference to Exhibit 10.64 to SPL’s Registration Statement on Form S-4 (SEC File No. 333-218646), filed on June 9, 2017)

10.7
Change orders to the Fixed Price Separated Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Stage 1 Liquefaction Facility, dated as of December 6, 2013, between Corpus Christi Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00034 Condensate Tie-In, Utility Water Tie-In, and Feed Gas Tie-In Relocation, dated April 18, 2017 and (ii) the Change Order CO-00035 Nitrogen Tie-In Relocation, dated April 21, 2017 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.1 to CCH’s Quarterly Report on Form 10-Q (SEC File No. 333-215435), filed on August 7, 2017)

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

CHENIERE ENERGY, INC.

Date:	August 7, 2017	By:	/s/ Michael J. Wortley
Michael J. Wortley
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	August 7, 2017	By:	/s/ Leonard Travis
Leonard Travis
Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)