Form 10-Q
period 2017-09-30
CHENIERE ENERGY INC
filed 2017-11-09
CIK 3570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2017
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
As of November 3, 2017, the issuer had 237,664,678 shares of Common Stock outstanding.

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

LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas, a product of natural gas that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state
MMBtu	million British thermal units, an energy unit
mtpa	million tonnes per annum
non-FTA countries	countries with which the United States does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	U.S. Securities and Exchange Commission
SPA	LNG sale and purchase agreement
TBtu	trillion British thermal units, an energy unit
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
TUA	terminal use agreement

Abbreviated Organizational Structure

The following diagram depicts our abbreviated organizational structure as of September 30, 2017, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

Cheniere Energy, Inc. ("Cheniere")
100% Interest
Cheniere Marketing International LLP ("Cheniere Marketing")
100% Economic Interest
Non-Economic Voting Interest
82.7% Interest
Cheniere Energy Partners LP Holdings, LLC ("Cheniere Holdings")
Public Shareholders 17.3%
Cheniere Energy Partners GP, LLC ("Cheniere Partners GP")
48.6% LP Interest
2.0% GP Interest & Incentive Dist. Rights
Cheniere Energy Partners, L.P. ("Cheniere Partners" or "CQP")
Blackstone and Public Unitholders 49.4%
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
Unless the context requires otherwise, references to the “CCH Group” refer to CCH HoldCo II, CCH HoldCo I, CCH, CCL and CCP, collectively.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30,	December 31,
	2017	2016
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$919	$876
Restricted cash	1,590	860
Accounts and other receivables	264	218
Accounts receivable—related party	1	—
Inventory	133	160
Derivative assets	12	24
Other current assets	112	100
Total current assets	3,031	2,238

Non-current restricted cash	66	91
Property, plant and equipment, net	23,466	20,635
Debt issuance costs, net	159	277
Non-current derivative assets	37	83
Goodwill	77	77
Other non-current assets, net	298	302
Total assets	$27,134	$23,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$59	$49
Accrued liabilities	722	637
Current debt	41	247
Deferred revenue	134	73
Derivative liabilities	55	71
Total current liabilities	1,011	1,077

Long-term debt, net	24,923	21,688
Non-current deferred revenue	2	5
Non-current derivative liabilities	52	45
Other non-current liabilities	63	49

Commitments and contingencies (see Note 15)

Stockholders’ equity
Preferred stock, $0.0001 par value, 5.0 million shares authorized, none issued	—	—
Common stock, $0.003 par value
Authorized: 480.0 million shares at September 30, 2017 and December 31, 2016
Issued: 250.1 million shares at September 30, 2017 and December 31, 2016
Outstanding: 237.8 million shares and 238.0 million shares at September 30, 2017 and December 31, 2016, respectively	1	1
Treasury stock: 12.3 million shares and 12.2 million shares at September 30, 2017 and December 31, 2016, respectively, at cost	(378)	(374)
Additional paid-in-capital	3,238	3,211
Accumulated deficit	(4,754)	(4,234)
Total stockholders’ deficit	(1,893)	(1,396)
Non-controlling interest	2,976	2,235
Total equity	1,083	839
Total liabilities and equity	$27,134	$23,703

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues
LNG revenues	$1,332	$399	$3,646	$512
Regasification revenues	65	64	195	194
Other revenues	5	2	12	5
Other—related party	1	—	2	—
Total revenues	1,403	465	3,855	711

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	824	253	2,140	353
Operating and maintenance expense	114	61	309	143
Development expense	3	2	7	5
Selling, general and administrative expense	64	59	179	197
Depreciation and amortization expense	92	49	252	106
Restructuring expense	—	26	6	49
Impairment expense and loss on disposal of assets	9	—	15	10
Total operating costs and expenses	1,106	450	2,908	863

Income (loss) from operations	297	15	947	(152)

Other income (expense)
Interest expense, net of capitalized interest	(186)	(148)	(539)	(330)
Loss on early extinguishment of debt	(25)	(26)	(100)	(83)
Derivative gain (loss), net	(2)	30	(37)	(242)
Other income (expense)	4	—	11	(6)
Total other expense	(209)	(144)	(665)	(661)

Income (loss) before income taxes and non-controlling interest	88	(129)	282	(813)
Income tax benefit (provision)	2	(2)	1	(2)
Net income (loss)	90	(131)	283	(815)
Less: net income (loss) attributable to non-controlling interest	379	(30)	803	(95)
Net loss attributable to common stockholders	$(289)	$(101)	$(520)	$(720)

Net loss per share attributable to common stockholders—basic and diluted	$(1.24)	$(0.44)	$(2.24)	$(3.15)

Weighted average number of common shares outstanding—basic and diluted	232.6	228.9	232.5	228.5

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Total Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total Equity
	Shares	Par Value Amount	Shares	Amount
Balance at December 31, 2016	238.0	$1	12.2	$(374)	$3,211	$(4,234)	$2,235	$839
Issuance of stock to acquire additional interest in Cheniere Holdings	—	—	—	—	2	—	(2)	—
Issuances of restricted stock	0.1	—	—	—	—	—	—	—
Forfeitures of restricted stock	(0.2)	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	25	—	—	25
Shares repurchased related to share-based compensation	(0.1)	—	0.1	(4)	—	—	—	(4)
Net income attributable to non-controlling interest	—	—	—	—	—	—	803	803
Distributions to non-controlling interest	—	—	—	—	—	—	(60)	(60)
Net loss	—	—	—	—	—	(520)	—	(520)
Balance at September 30, 2017	237.8	$1	12.3	$(378)	$3,238	$(4,754)	$2,976	$1,083

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income (loss)	$283	$(815)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	252	106
Share-based compensation expense	64	85
Non-cash interest expense	54	60
Amortization of debt issuance costs, deferred commitment fees, premium and discount	53	45
Loss on early extinguishment of debt	100	83
Total losses on derivatives, net	108	269
Net cash used for settlement of derivative instruments	(59)	(34)
Impairment expense and loss on disposal of assets	15	10
Other	(2)	10
Changes in operating assets and liabilities:
Accounts and other receivables	(33)	(128)
Accounts receivable—related party	(1)	—
Inventory	35	(28)
Accounts payable and accrued liabilities	20	34
Deferred revenue	58	(3)
Other, net	(52)	(13)
Net cash provided by (used in) operating activities	895	(319)

Cash flows from investing activities
Property, plant and equipment, net	(2,903)	(3,449)
Investment in equity method investment	(41)	—
Other	18	(50)
Net cash used in investing activities	(2,926)	(3,499)

Cash flows from financing activities
Proceeds from issuances of debt	6,537	8,308
Repayments of debt	(3,609)	(4,181)
Debt issuance and deferred financing costs	(85)	(117)
Distributions and dividends to non-controlling interest	(60)	(60)
Payments related to tax withholdings for share-based compensation	(4)	(19)
Net cash provided by financing activities	2,779	3,931

Net increase in cash, cash equivalents and restricted cash	748	113
Cash, cash equivalents and restricted cash—beginning of period	1,827	1,736
Cash, cash equivalents and restricted cash—end of period	$2,575	$1,849

Balances per Consolidated Balance Sheet:

September 30, 2017
Cash and cash equivalents	$919
Restricted cash	1,590
Non-current restricted cash	66
Total cash, cash equivalents and restricted cash	$2,575

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We are currently developing and constructing two natural gas liquefaction and export facilities. The Sabine Pass LNG terminal is located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast. Cheniere Partners is developing, constructing and operating natural gas liquefaction facilities (the “SPL Project”) at the Sabine Pass LNG terminal adjacent to the existing regasification facilities (described below) through a wholly owned subsidiary, SPL. Cheniere Partners plans to construct up to six Trains, which are in various stages of development, construction and operations. Trains 1 through 3 are operational, Train 4 became operational in October 2017, Train 5 is under construction and Train 6 is being commercialized and has all necessary regulatory approvals in place. In the second quarter of 2016, we started production at the SPL Project and began recognizing LNG revenues, which include fees that are received pursuant to our long-term SPAs and our integrated LNG marketing activities and other related revenues.

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

Additionally, we are developing an expansion of the Corpus Christi LNG terminal adjacent to the CCL Project and recently amended our regulatory filings with FERC to incorporate a project design change, from two Trains with an expected aggregate nominal production capacity of approximately 9.0 mtpa to up to seven midscale Trains with an expected aggregate nominal production capacity of approximately 9.5 mtpa. We remain focused on leveraging infrastructure through the expansion of our existing sites. We are also in various stages of developing other projects, including infrastructure projects in support of natural gas supply and LNG demand, which, among other things, will require acceptable commercial and financing arrangements before we make a final investment decision (“FID”).

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

Results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2017.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 2—RESTRICTED CASH

Restricted cash consists of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. As of September 30, 2017 and December 31, 2016, restricted cash consisted of the following (in millions):

	September 30,	December 31,
	2017	2016
Current restricted cash
SPL Project	$579	$358
CQP and cash held by guarantor subsidiaries	816	247
CCL Project	117	197
Cash held by our subsidiaries restricted to Cheniere	78	58
Total current restricted cash	$1,590	$860

Non-current restricted cash
SPL Project	$48	$—
CCL Project	—	73
Other	18	18
Total non-current restricted cash	$66	$91

NOTE 3—ACCOUNTS AND OTHER RECEIVABLES

As of September 30, 2017 and December 31, 2016, accounts and other receivables consisted of the following (in millions):

	September 30,	December 31,
	2017	2016
Trade receivables
SPL	$154	$88
Cheniere Marketing	87	121
Other accounts receivable	23	9
Total accounts and other receivables	$264	$218

Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of SPL’s debt holders, SPL is required to deposit all cash received into reserve accounts controlled by the collateral trustee.  The usage or withdrawal of such cash is restricted to the payment of liabilities related to the SPL Project and other restricted payments.

NOTE 4—INVENTORY

As of September 30, 2017 and December 31, 2016, inventory consisted of the following (in millions):

	September 30,	December 31,
	2017	2016
Natural gas	$16	$15
LNG	24	50
LNG in-transit	45	58
Materials and other	48	37
Total inventory	$133	$160

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consists of LNG terminal costs and fixed assets and other, as follows (in millions):

	September 30,	December 31,
	2017	2016
LNG terminal costs
LNG terminal	$10,548	$7,978
LNG terminal construction-in-process	13,461	12,995
LNG site and related costs	86	41
Accumulated depreciation	(784)	(555)
Total LNG terminal costs, net	23,311	20,459
Fixed assets and other
Computer and office equipment	14	13
Furniture and fixtures	18	17
Computer software	89	85
Leasehold improvements	41	43
Land	59	61
Other	17	22
Accumulated depreciation	(83)	(65)
Total fixed assets and other, net	155	176
Property, plant and equipment, net	$23,466	$20,635

Depreciation expense was $91 million and $49 million in the three months ended September 30, 2017 and 2016, respectively, and $250 million and $105 million in the nine months ended September 30, 2017 and 2016, respectively.

We realized offsets to LNG terminal costs of $82 million and $68 million in the three months ended September 30, 2017 and 2016, respectively, and $252 million and $214 million in the nine months ended September 30, 2017 and 2016, respectively, that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of the respective Train of the SPL Project, during the testing phase for its construction.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table (in millions) shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, which are classified as derivative assets, non-current derivative assets, derivative liabilities or non-current derivative liabilities in our Consolidated Balance Sheets.

	Fair Value Measurements as of
	September 30, 2017				December 31, 2016
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
SPL Interest Rate Derivatives liability	$—	$—	$—	$—	$—	$(6)	$—	$(6)
CQP Interest Rate Derivatives asset	—	14	—	14	—	13	—	13
CCH Interest Rate Derivatives liability	—	(79)	—	(79)	—	(86)	—	(86)
Liquefaction Supply Derivatives asset (liability)	—	(1)	29	28	(4)	(2)	79	73
LNG Trading Derivatives asset (liability)	(21)	—	—	(21)	2	(5)	—	(3)
FX Derivatives asset (liability)	—	—	—	—	—	—	—	—

There have been no changes to our evaluation of and accounting for our derivative positions during the nine months ended September 30, 2017. See Note 7—Derivative Instruments of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2016 for additional information.

We value our Interest Rate Derivatives using valuations based on the initial trade prices. Using an income-based approach, subsequent valuations are based on observable inputs to the valuation model including interest rate curves, risk adjusted discount rates, credit spreads and other relevant data. The estimated fair values of our economic hedges related to the LNG Trading Derivatives are the amounts at which the instruments could be exchanged currently between willing parties. We value these derivatives using observable commodity price curves and other relevant data. We estimate the fair value of our FX Derivatives with a market approach using observable FX rates and other relevant data.

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

The fair value of substantially all of our Physical Liquefaction Supply Derivatives is developed through the use of internal models which are impacted by inputs that are unobservable in the marketplace. As a result, the fair value of our Physical Liquefaction Supply Derivatives is designated as Level 3 within the valuation hierarchy. The curves used to generate the fair value of our Physical Liquefaction Supply Derivatives are based on basis adjustments applied to forward curves for a liquid trading point. In addition, there may be observable liquid market basis information in the near term, but terms of a Physical Liquefaction Supply Derivatives contract may exceed the period for which such information is available, resulting in a Level 3 classification. In these instances, the fair value of the contract incorporates extrapolation assumptions made in the determination of the market basis price for future delivery periods in which applicable commodity basis prices were either not observable or lacked corroborative market data. Internal fair value models include conditions precedent to the respective long-term natural gas supply contracts. As of September 30, 2017 and December 31, 2016, some of our Physical Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure is under development to accommodate marketable physical gas flow.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of September 30, 2017:

	Net Fair Value Asset (in millions)	Valuation Technique	Significant Unobservable Input	Significant Unobservable Inputs Range
Physical Liquefaction Supply Derivatives	$29	Income Approach	Basis Spread	$(0.370) - $0.081

The following table (in millions) shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance, beginning of period	$40	$22	$79	$32
Realized and mark-to-market losses:
Included in cost of sales (1)	(8)	(11)	(43)	(20)
Purchases and settlements:
Purchases	(1)	1	1	1
Settlements (1)	(2)	—	(8)	(1)
Balance, end of period	$29	$12	$29	$12
Change in unrealized gains relating to instruments still held at end of period	$(8)	$(11)	$(43)	$(20)

(1)	Does not include the decrease in fair value of $1 million related to the realized gains capitalized during the nine months ended September 30, 2016.
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

During the nine months ended September 30, 2017, there were no changes to the terms of the interest rate swaps (“CQP Interest Rate Derivatives”) entered into by CQP to hedge a portion of the variable interest payments on the credit facilities it entered into in February 2016 (the “2016 CQP Credit Facilities”). See Note 7—Derivative Instruments of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2016 for additional information.

As of September 30, 2017, we had the following Interest Rate Derivatives outstanding:

	Initial Notional Amount	Maximum Notional Amount	Effective Date	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
CQP Interest Rate Derivatives	$225 million	$1.3 billion	March 22, 2016	February 29, 2020	1.19%	One-month LIBOR
CCH Interest Rate Derivatives	$29 million	$4.9 billion	May 20, 2015	May 31, 2022	2.29%	One-month LIBOR

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table (in millions) shows the fair value and location of our Interest Rate Derivatives on our Consolidated Balance Sheets:

	September 30, 2017				December 31, 2016
	SPL Interest Rate Derivatives	CQP Interest Rate Derivatives	CCH Interest Rate Derivatives	Total	SPL Interest Rate Derivatives	CQP Interest Rate Derivatives	CCH Interest Rate Derivatives	Total
Balance Sheet Location
Derivative assets	$—	$3	$—	$3	$—	$—	$—	$—
Non-current derivative assets	—	11	—	11	—	16	—	16
Total derivative assets	—	14	—	14	—	16	—	16

Derivative liabilities	—	—	(30)	(30)	(4)	(3)	(43)	(50)
Non-current derivative liabilities	—	—	(49)	(49)	(2)	—	(43)	(45)
Total derivative liabilities	—	—	(79)	(79)	(6)	(3)	(86)	(95)

Derivative asset (liability), net	$—	$14	$(79)	$(65)	$(6)	$13	$(86)	$(79)

The following table (in millions) shows the changes in the fair value and settlements of our Interest Rate Derivatives recorded in derivative gain (loss), net on our Consolidated Statements of Operations during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
SPL Interest Rate Derivatives gain (loss)	$—	$3	$(2)	$(13)
CQP Interest Rate Derivatives gain (loss)	1	7	—	(13)
CCH Interest Rate Derivatives gain (loss)	(3)	20	(35)	(216)

Commodity Derivatives

The following table (in millions, except notional amount) shows the fair value and location of our Liquefaction Supply Derivatives and LNG Trading Derivatives (collectively, “Commodity Derivatives”) on our Consolidated Balance Sheets:

	September 30, 2017			December 31, 2016
	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives (2)	Total	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives (2)	Total
Balance Sheet Location
Derivative assets	$8	$1	$9	$13	$7	$20
Non-current derivative assets	26	—	26	67	—	67
Total derivative assets	34	1	35	80	7	87

Derivative liabilities	(4)	(21)	(25)	(7)	(10)	(17)
Non-current derivative liabilities	(2)	(1)	(3)	—	—	—
Total derivative liabilities	(6)	(22)	(28)	(7)	(10)	(17)

Derivative asset (liability), net	$28	$(21)	$7	$73	$(3)	$70

Notional amount (in TBtu) (3)	1,911	20		1,117	—

(1)
Does not include collateral of $2 million and $6 million deposited for such contracts, which are included in other current assets in our Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, respectively.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

(2)
Does not include collateral of $42 million and $10 million deposited for such contracts, which are included in other current assets in our Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, respectively.

(3)
SPL had secured up to approximately 2,462 TBtu and 1,994 TBtu and CCL has secured up to approximately 362 TBtu and zero TBtu of natural gas feedstock through natural gas supply contracts as of September 30, 2017 and December 31, 2016, respectively.

The following table (in millions) shows the changes in the fair value, settlements and location of our Commodity Derivatives recorded on our Consolidated Statements of Operations during the three and nine months ended September 30, 2017 and 2016:

		Three Months Ended		Nine Months Ended
	Statement of Operations Location (1)	September 30,		September 30,
		2017	2016	2017	2016
LNG Trading Derivatives gain (loss)	LNG revenues	$(16)	$9	$(20)	$(3)
Liquefaction Supply Derivatives loss (2)	Cost of sales	11	11	51	23

(1)
Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

(2)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

FX Derivatives

The following table (in millions) shows the fair value and location of our FX Derivatives on our Consolidated Balance Sheets:

		Fair Value Measurements as of
	Balance Sheet Location	September 30, 2017	December 31, 2016
FX Derivatives	Derivative assets	$—	$4
FX Derivatives	Derivative liabilities	—	(4)

The total notional amount of our FX Derivatives was $7 million and $11 million as of September 30, 2017 and December 31, 2016, respectively.

The following table (in millions) shows the changes in the fair value of our FX Derivatives recorded on our Consolidated Statements of Operations during the three and nine months ended September 30, 2017 and 2016:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Statement of Operations Location	2017	2016	2017	2016
FX Derivatives loss	LNG revenues	$—	$(1)	$—	$(1)

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Balance Sheet Presentation

Our derivative instruments are presented on a net basis on our Consolidated Balance Sheets as described above. The following table (in millions) shows the fair value of our derivatives outstanding on a gross and net basis:

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of September 30, 2017
CQP Interest Rate Derivatives	$14	$—	$14
CCH Interest Rate Derivatives	(80)	1	(79)
Liquefaction Supply Derivatives	35	(1)	34
Liquefaction Supply Derivatives	(8)	2	(6)
LNG Trading Derivatives	2	(1)	1
LNG Trading Derivatives	(24)	2	(22)
As of December 31, 2016
SPL Interest Rate Derivatives	$(6)	$—	$(6)
CQP Interest Rate Derivatives	16	—	16
CQP Interest Rate Derivatives	(3)	—	(3)
CCH Interest Rate Derivatives	(95)	9	(86)
Liquefaction Supply Derivatives	82	(2)	80
Liquefaction Supply Derivatives	(11)	4	(7)
LNG Trading Derivatives	21	(15)	6
LNG Trading Derivatives	(17)	8	(9)
FX Derivatives	5	(1)	4
FX Derivatives	(4)	—	(4)

NOTE 7—OTHER NON-CURRENT ASSETS

As of September 30, 2017 and December 31, 2016, other non-current assets, net consisted of the following (in millions):

	September 30,	December 31,
	2017	2016
Advances made under EPC and non-EPC contracts	$21	$69
Advances made to municipalities for water system enhancements	97	99
Advances and other asset conveyances to third parties to support LNG terminals	49	53
Tax-related payments and receivables	40	31
Equity method investments	64	10
Cost method investments	5	5
Other	22	35
Total other non-current assets, net	$298	$302

Equity Method Investments

As of December 31, 2016, our equity method investments consisted of interests in privately-held companies. During the second quarter of 2017, we acquired an equity interest in Midship Holdings, LLC (“Midship Holdings”), which manages the business and affairs of Midship Pipeline Company, LLC (“Midship Pipeline”). Midship Pipeline is pursuing the development, construction, operation and maintenance of an approximately 230-mile natural gas pipeline project (the “Midship Project”) that connects new production in the Anadarko Basin to Gulf Coast markets. Midship Holdings entered into agreements with investment funds managed by EIG Global Energy Partners (“EIG”) under which EIG-managed funds committed to make an investment of up to $500 million (the “EIG Investment”) in the Midship Project, subject to the terms and conditions contained in the applicable agreements. The EIG Investment, when combined with equity contributed by us, is intended to ensure the Midship Project has the equity funding expected to be required to develop and construct the project. Midship Holdings requires acceptable financing arrangements and regulatory and other approvals before construction of the proposed Midship Project commences.

We have determined that Midship Holdings is a variable interest entity (“VIE”) because it is thinly capitalized at formation such that the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

financial support. We do not consolidate Midship Holdings because we do not have power to direct the activities that most significantly impact its economic performance. We continually monitor both consolidated and unconsolidated VIEs to determine if any events have occurred that could cause a change in our identification of a VIE or determination of the primary beneficiary to a VIE. We account for our investment in Midship Holdings under the equity method as we have the ability to exercise significant influence over the operating and financial policies of Midship Holdings through our non-controlling voting rights on its board of managers. Our investment in Midship Holdings at September 30, 2017 was $55 million. Obligations to make additional investments in Midship Holdings are not significant and we have not provided financial support to Midship Holdings beyond amounts contractually required.

Cheniere LNG O&M Services, LLC (“O&M Services”), our wholly owned subsidiary, provides the development, construction, operation and maintenance services associated with the Midship Project pursuant to agreements in which O&M Services receives an agreed upon fee and reimbursement of costs incurred. O&M Services recorded $1 million and $2 million of income in other—related party during the three and nine months ended September 30, 2017, respectively, and $1 million of accounts receivable—related party as of September 30, 2017 for services provided to Midship Pipeline under these agreements. CCL has entered into transportation precedent agreements with Midship Pipeline to secure firm pipeline transportation capacity for a period of 10 years following commencement of the Midship Project.

Cost Method Investments

Our cost method investments consist of interests in privately-held companies without a readily determinable fair value. The Company’s cost method investments are assessed for impairment quarterly. We determined that it is not practicable to estimate the fair value of these investments on a regular basis and do not reassess the fair value of cost method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. We did not identify events or changes in circumstances that may have a significant adverse effect on the fair value of these investments during the three and nine months ended September 30, 2017.

NOTE 8—NON-CONTROLLING INTEREST

As of September 30, 2017 and December 31, 2016, we owned 82.7% and 82.6%, respectively, of Cheniere Holdings as well as the director voting share, with the remaining non-controlling interest held by the public. As a result of the mandatory conversion of Cheniere Partners’ Class B units on August 2, 2017, as of September 30, 2017, Cheniere Holdings owned a 48.6% limited partner interest in Cheniere Partners in the form of 104.5 million common units and 135.4 million subordinated units, with the remaining non-controlling interest held by Blackstone CQP Holdco LP (“Blackstone CQP Holdco”) and the public. Prior to the conversion, as of December 31, 2016, Cheniere Holdings owned a 55.9% limited partner interest in Cheniere Partners in the form of 12.0 million common units, 45.3 million Class B units and 135.4 million subordinated units, with the remaining non-controlling interest held by Blackstone CQP Holdco and the public. We also own 100% of the general partner interest and the incentive distribution rights in Cheniere Partners. Both Cheniere Holdings and Cheniere Partners are accounted for as variable interest entities. For further information regarding variable interest entities, refer to our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2016.

NOTE 9—ACCRUED LIABILITIES

As of September 30, 2017 and December 31, 2016, accrued liabilities consisted of the following (in millions):

	September 30,	December 31,
	2017	2016
Interest costs and related debt fees	$220	$273
Compensation and benefits	110	56
LNG terminals and related pipeline costs	359	284
Other accrued liabilities	33	24
Total accrued liabilities	$722	$637

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 10—DEBT

As of September 30, 2017 and December 31, 2016, our debt consisted of the following (in millions):

	September 30,	December 31,
	2017	2016
Long-term debt:
SPL
5.625% Senior Secured Notes due 2021 (“2021 SPL Senior Notes”), net of unamortized premium of $6 and $7	$2,006	$2,007
6.25% Senior Secured Notes due 2022 (“2022 SPL Senior Notes”)	1,000	1,000
5.625% Senior Secured Notes due 2023 (“2023 SPL Senior Notes”), net of unamortized premium of $5 and $6	1,505	1,506
5.75% Senior Secured Notes due 2024 (“2024 SPL Senior Notes”)	2,000	2,000
5.625% Senior Secured Notes due 2025 (“2025 SPL Senior Notes”)	2,000	2,000
5.875% Senior Secured Notes due 2026 (“2026 SPL Senior Notes”)	1,500	1,500
5.00% Senior Secured Notes due 2027 (“2027 SPL Senior Notes”)	1,500	1,500
4.200% Senior Secured Notes due 2028 (“2028 SPL Senior Notes”), net of unamortized discount of $1 and zero	1,349	—
5.00% Senior Secured Notes due 2037 (“2037 SPL Senior Notes”)	800	—
2015 SPL Credit Facilities	—	314
Cheniere Partners
5.250% Senior Notes due 2025 (“2025 CQP Senior Notes”)	1,500	—
2016 CQP Credit Facilities	1,090	2,560
CCH
7.000% Senior Secured Notes due 2024 (“2024 CCH Senior Notes”)	1,250	1,250
5.875% Senior Secured Notes due 2025 (“2025 CCH Senior Notes”)	1,500	1,500
5.125% Senior Secured Notes due 2027 (“2027 CCH Senior Notes”)	1,500	—
2015 CCH Credit Facility	2,151	2,381
CCH HoldCo II
11.0% Convertible Senior Notes due 2025 (“2025 CCH HoldCo II Convertible Senior Notes”)	1,270	1,171
Cheniere
4.875% Convertible Unsecured Notes due 2021 (“2021 Cheniere Convertible Unsecured Notes”), net of unamortized discount of $127 and $146	1,006	960
4.25% Convertible Senior Notes due 2045 (“2045 Cheniere Convertible Senior Notes”), net of unamortized discount of $315 and $317	310	308
$750 million Cheniere Revolving Credit Facility (“Cheniere Revolving Credit Facility”)	—	—
Unamortized debt issuance costs	(314)	(269)
Total long-term debt, net	24,923	21,688

Current debt:
$1.2 billion SPL Working Capital Facility (“SPL Working Capital Facility”)	—	224
$350 million CCH Working Capital Facility (“CCH Working Capital Facility”)	—	—
Cheniere Marketing trade finance facilities	41	23
Total current debt	41	247

Total debt, net	$24,964	$21,935

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

In connection with the issuance of the 2037 SPL Senior Notes and the 2028 SPL Senior Notes, SPL terminated the remaining available balance of $1.6 billion under the 2015 SPL Credit Facilities, resulting in a write-off of debt issuance costs associated with the 2015 SPL Credit Facilities of $42 million during the nine months ended September 30, 2017.

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

2025 CQP Senior Notes

In September 2017, CQP issued an aggregate principal amount of $1.5 billion of the 2025 CQP Senior Notes, which are jointly and severally guaranteed by each of CQP’s subsidiaries other than SPL and, subject to certain conditions governing the release of its guarantee, Sabine Pass LNG-LP, LLC (the “CQP Guarantors”). Net proceeds of the offering of approximately $1.5 billion, after deducting the initial purchasers’ commissions and estimated fees and expenses, were used to prepay a portion of the outstanding indebtedness under the 2016 CQP Credit Facilities, resulting in a write-off of debt issuance costs associated with the 2016 CQP Credit Facilities of $25 million during the nine months ended September 30, 2017.

Borrowings under the 2025 CQP Senior Notes accrue interest at a fixed rate of 5.250%, and interest on the 2025 CQP Senior Notes is payable semi-annually in arrears. The 2025 CQP Senior Notes are governed by an indenture (the “CQP Indenture”), which contains customary terms and events of default and certain covenants that, among other things, limit the ability of CQP and the CQP Guarantors to incur liens and sell assets, enter into transactions with affiliates, enter into sale-leaseback transactions and consolidate, merge or sell, lease or otherwise dispose of all or substantially all of the applicable entity’s properties or assets.

At any time prior to October 1, 2020, CQP may redeem all or a part of the 2025 CQP Senior Notes at a redemption price equal to 100% of the aggregate principal amount of the 2025 CQP Senior Notes redeemed, plus the “applicable premium” set forth in the CQP Indenture, plus accrued and unpaid interest, if any, to the date of redemption. In addition, at any time prior to October 1, 2020, CQP may redeem up to 35% of the aggregate principal amount of the 2025 CQP Senior Notes with an amount of cash not greater than the net cash proceeds from certain equity offerings at a redemption price equal to 105.250% of the aggregate principal amount of the 2025 CQP Senior Notes redeemed, plus accrued and unpaid interest, if any, to the date of redemption. CQP also may at any time on or after October 1, 2020 through the maturity date of October 1, 2025, redeem the 2025 CQP Senior Notes, in whole or in part, at the redemption prices set forth in the CQP Indenture.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The 2025 CQP Senior Notes are CQP’s senior obligations, ranking equally in right of payment with CQP’s other existing and future unsubordinated debt and senior to any of its future subordinated debt. The 2025 CQP Senior Notes will be secured alongside the 2016 CQP Credit Facilities on a first-priority basis (subject to permitted encumbrances) with liens on (1) substantially all the existing and future tangible and intangible assets and rights of CQP and the CQP Guarantors and equity interests in the CQP Guarantors (except, in each case, for certain excluded properties set forth in the 2016 CQP Credit Facilities) and (2) substantially all of the real property of SPLNG (except for excluded properties referenced in the 2016 CQP Credit Facilities). Upon the release of the liens securing the 2025 CQP Senior Notes, the limitation on liens covenant under the CQP Indenture will continue to govern the incurrence of liens by CQP and the CQP Guarantors.

In connection with the closing of the sale of the 2025 CQP Senior Notes, CQP and the CQP Guarantors entered into a registration rights agreement (the “CQP Registration Rights Agreement”). Under the CQP Registration Rights Agreement, CQP and the CQP Guarantors have agreed to use commercially reasonable efforts to file with the SEC and cause to become effective a registration statement relating to an offer to exchange any and all of the 2025 CQP Senior Notes for a like aggregate principal amount of debt securities of CQP with terms identical in all material respects to the 2025 CQP Senior Notes sought to be exchanged (other than with respect to restrictions on transfer or to any increase in annual interest rate), within 360 days after September 18, 2017. Under specified circumstances, CQP and the CQP Guarantors have also agreed to use commercially reasonable efforts to cause to become effective a shelf registration statement relating to resales of the 2025 CQP Senior Notes. CQP will be obligated to pay additional interest on the 2025 CQP Senior Notes if it fails to comply with its obligation to register the 2025 CQP Senior Notes within the specified time period.

2027 CCH Senior Notes

In May 2017, CCH issued an aggregate principal amount of $1.5 billion of the 2027 CCH Senior Notes, which are jointly and severally guaranteed by its subsidiaries, CCL, CCP and Corpus Christi Pipeline GP, LLC (“CCP GP”, and collectively with CCL and CCP, the “CCH Guarantors”). Net proceeds of the offering of approximately $1.4 billion, after deducting commissions, fees and expenses and provisioning for incremental interest required under the 2027 CCH Senior Notes during construction, were used to prepay a portion of the outstanding borrowings under the 2015 CCH Credit Facility, resulting in a write-off of debt issuance costs associated with the 2015 CCH Credit Facility of $33 million during the nine months ended September 30, 2017. Borrowings under the 2027 CCH Senior Notes accrue interest at a fixed rate of 5.125%, and interest on the 2027 CCH Senior Notes is payable semi-annually in arrears. The 2027 CCH Senior Notes are governed by the same common indenture as the other senior notes of CCH (the “CCH Indenture”), which contains customary terms and events of default, covenants and redemption terms.

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

In connection with the closing of the sale of the 2027 CCH Senior Notes, CCH and the CCH Guarantors entered into a registration rights agreement (the “CCH Registration Rights Agreement”). Under the CCH Registration Rights Agreement, CCH and the CCH Guarantors have agreed, and any future guarantors of the 2027 CCH Senior Notes will agree, to use commercially reasonable efforts to file with the SEC and cause to become effective a registration statement relating to an offer to exchange any and all of the 2027 CCH Senior Notes for a like aggregate principal amount of debt securities of CCH with terms identical in all material respects to the 2027 CCH Senior Notes sought to be exchanged (other than with respect to restrictions on transfer or to any increase in annual interest rate), within 360 days after May 19, 2017. Under specified circumstances, CCH and the CCH Guarantors have also agreed, and any future guarantors of the 2027 CCH Senior Notes will also agree, to use commercially reasonable efforts to cause to become effective a shelf registration statement relating to resales of the 2027 CCH Senior Notes. CCH will be obligated to pay additional interest on the 2027 CCH Senior Notes if it fails to comply with its obligation to register the 2027 CCH Senior Notes within the specified time period.

Cheniere Revolving Credit Facility

In March 2017, we entered into the Cheniere Revolving Credit Facility that may be used to fund, through loans and letters of credit, equity capital contributions to CCH HoldCo II and its subsidiaries for the development of the CCL Project and, provided that certain conditions are met, for general corporate purposes. No advances or letters of credit under the Cheniere Revolving

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Credit Facility were available until either (1) Cheniere’s unrestricted cash and cash equivalents are less than $500 million or (2) Train 4 of the SPL Project has achieved substantial completion. We incurred $16 million of debt issuance costs related to the Cheniere Revolving Credit Facility during the nine months ended September 30, 2017.

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

The Cheniere Revolving Credit Facility matures on March 2, 2021 and contains representations, warranties and affirmative and negative covenants customary for companies like Cheniere with lenders of the type participating in the Cheniere Revolving Credit Facility that limit our ability to make restricted payments, including distributions, unless certain conditions are satisfied, as well as limitations on indebtedness, guarantees, hedging, liens, investments and affiliate transactions. Under the Cheniere Revolving Credit Facility, we are required to ensure that the sum of our unrestricted cash and the amount of undrawn commitments under the Cheniere Revolving Credit Facility is at least equal to the lesser of (1) 20% of the commitments under the Cheniere Revolving Credit Facility and (2) $100 million.

The Cheniere Revolving Credit Facility is secured by a first priority security interest (subject to permitted liens and other customary exceptions) in substantially all of our assets, including our interests in our direct subsidiaries (excluding CCH HoldCo II).

Credit Facilities

Below is a summary (in millions) of our credit facilities outstanding as of September 30, 2017:

	SPL Working Capital Facility	2016 CQP Credit Facilities	2015 CCH Credit Facility	CCH Working Capital Facility	Cheniere Revolving Credit Facility
Original facility size	$1,200	$2,800	$8,404	$350	$750
Outstanding balance	—	1,090	2,151	—	—
Commitments prepaid or terminated	—	1,470	3,832	—	—
Letters of credit issued	721	50	—	163	—
Available commitment	$479	$190	$2,421	$187	$750

Interest rate	LIBOR plus 1.75% or base rate plus 0.75%	LIBOR plus 2.25% or base rate plus 1.25% (1)	LIBOR plus 2.25% or base rate plus 1.25% (2)	LIBOR plus 1.50% - 2.00% or base rate plus 0.50% - 1.00%	LIBOR plus 3.25% or base rate plus 2.25%
Maturity date	December 31, 2020, with various terms for underlying loans	February 25, 2020, with principals due quarterly commencing on February 19, 2019	Earlier of May 13, 2022 or second anniversary of CCL Trains 1 and 2 completion date	December 14, 2021, with various terms for underlying loans	March 2, 2021

(1)	There is a 0.50% step-up for both LIBOR and base rate loans beginning on February 25, 2019.

(2)	There is a 0.25% step-up for both LIBOR and base rate loans following the completion of Trains 1 and 2 of the CCL Project as defined in the common terms agreement.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Convertible Notes

Below is a summary (in millions) of our convertible notes outstanding as of September 30, 2017:

	2021 Cheniere Convertible Unsecured Notes	2025 CCH HoldCo II Convertible Senior Notes	2045 Cheniere Convertible Senior Notes
Aggregate original principal	$1,000	$1,000	$625
Debt component, net of discount	$1,006	$1,270	$310
Equity component	$205	$—	$194
Interest payment method	Paid-in-kind	Paid-in-kind (1)	Cash
Conversion by us (2)	—	(3)	(4)
Conversion by holders (2)	(5)	(6)	(7)
Conversion basis	Cash and/or stock	Stock	Cash and/or stock
Conversion value in excess of principal	$—	$—	$—
Maturity date	May 28, 2021	March 1, 2025	March 15, 2045
Contractual interest rate	4.875%	11.0%	4.25%
Effective interest rate (8)	8.2%	11.9%	9.4%
Remaining debt discount and debt issuance costs amortization period (9)	3.7 years	3.0 years	27.5 years

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

(8)	Rate to accrete the discounted carrying value of the convertible notes to the face value over the remaining amortization period.

(9)
We amortize any debt discount and debt issuance costs using the effective interest over the period through contractual maturity except for the 2025 CCH HoldCo II Convertible Senior Notes, which are amortized through the date they are first convertible by holders into our common stock.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Interest Expense

Total interest expense, including interest expense related to our convertible notes, consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest cost on convertible notes:
Interest per contractual rate	$55	$51	$162	$150
Amortization of debt discount	8	7	22	24
Amortization of debt issuance costs	2	1	5	4
Total interest cost related to convertible notes	65	59	189	178
Interest cost on debt excluding convertible notes	324	282	931	773
Total interest cost	389	341	1,120	951
Capitalized interest	(203)	(193)	(581)	(621)
Total interest expense, net	$186	$148	$539	$330

Fair Value Disclosures

The following table (in millions) shows the carrying amount and estimated fair value of our debt:

	September 30, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes, net of premium or discount (1)	$18,610	$20,140	$14,263	$15,210
2037 SPL Senior Notes (2)	800	844	—	—
Credit facilities (3)	3,282	3,282	5,502	5,502
2021 Cheniere Convertible Unsecured Notes, net of discount (2)	1,006	1,096	960	983
2025 CCH HoldCo II Convertible Senior Notes (2)	1,270	1,502	1,171	1,328
2045 Cheniere Convertible Senior Notes, net of discount (4)	310	437	308	375

(1)
Includes 2021 SPL Senior Notes, 2022 SPL Senior Notes, 2023 SPL Senior Notes, 2024 SPL Senior Notes, 2025 SPL Senior Notes, 2026 SPL Senior Notes, 2027 SPL Senior Notes, 2028 SPL Senior Notes, 2025 CQP Senior Notes, 2024 CCH Senior Notes, 2025 CCH Senior Notes and 2027 CCH Senior Notes. The Level 2 estimated fair value was based on quotes obtained from broker-dealers or market makers of these senior notes and other similar instruments.

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

NOTE 11—RESTRUCTURING EXPENSE

During 2015 and 2016, we initiated and implemented certain organizational changes to simplify our corporate structure, improve our operational efficiencies and implement a strategy for sustainable, long-term stockholder value creation through financially disciplined development, construction, operation and investment.  These organizational initiatives were completed as of the first quarter of 2017. As a result of these efforts, we recorded $6 million during the nine months ended September 30, 2017 and $26 million and $49 million during the three and nine months ended September 30, 2016, respectively, of restructuring charges and other costs associated with restructuring and operational efficiency initiatives for which the majority of these charges required cash expenditure. Included in these amounts were $3 million for share-based compensation during the nine months ended September 30, 2017 and $21 million and $43 million for share-based compensation during the three and nine months ended September 30,

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

2016, respectively.  All charges were recorded within the line item entitled “restructuring expense” on our Consolidated Statements of Operations and substantially all related to severance and other employee-related costs. As of December 31, 2016, we had $6 million of accrued restructuring charges and other costs that were recorded as part of accrued liabilities on our Consolidated Balance Sheets.

NOTE 12—INCOME TAXES

Due to our cumulative loss position and historical net operating losses (“NOLs”), we have recorded a full valuation allowance against our U.S. deferred tax assets at September 30, 2017 and December 31, 2016. Accordingly, the Company has not recorded a provision for federal or state income taxes during the three and nine months ended September 30, 2017 and 2016. Any provision recorded in the accompanying Consolidated Financial Statements is for foreign income taxes.

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

In January 2017, the issuance of awards with respect to 7.8 million shares of common stock available for issuance under the 2011 Plan was approved at a special meeting of our shareholders. In February 2017, our Board of Directors approved the award of 0.9 million restricted stock units and 0.2 million target performance stock units under the 2011 Plan to certain employees as part of the Long-Term Incentive program implemented in 2017. Restricted stock unit awards vest ratably over a three-year service period on each of the first, second and third anniversaries of the grant date, subject to forfeiture upon termination except in certain events and acceleration upon certain events including death or disability. Performance stock units provide for three-year cliff vesting with payouts based on the Company’s cumulative distributable cash flow per share from January 1, 2018 through December 31, 2019 compared to a pre-established performance target. The number of shares that may be earned at the end of the vesting period ranges from 50 to 200 percent of the target award amount if the threshold performance is met. Both restricted stock units and performance stock units will be settled in shares of Cheniere common stock and are classified as equity awards.

Total share-based compensation consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Share-based compensation:
Equity awards	$10	$7	$25	$37
Liability awards	12	33	56	61
Total share-based compensation	22	40	81	98
Capitalized share-based compensation	(4)	(7)	(17)	(13)
Total share-based compensation expense	$18	$33	$64	$85

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

been outstanding if the potential common shares had been issued. The dilutive effect of stock options and unvested stock is calculated using the treasury-stock method and the dilutive effect of convertible securities is calculated using the if-converted method.

The following table (in millions, except per share data) reconciles basic and diluted weighted average common shares outstanding for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Weighted average common shares outstanding:
Basic	232.6	228.9	232.5	228.5
Dilutive unvested stock	—	—	—	—
Diluted	232.6	228.9	232.5	228.5

Basic and diluted net loss per share attributable to common stockholders	$(1.24)	$(0.44)	$(2.24)	$(3.15)

Potentially dilutive securities that were not included in the diluted net loss per share computations because their effects would have been anti-dilutive were as follows (in millions):

	Three And Nine Months Ended September 30,
	2017	2016
Stock options and unvested stock (1)	1.5	0.8
Convertible notes (2)	16.8	16.2
Total potentially dilutive common shares	18.3	17.0

(1)
Does not include 5.1 million shares for each of the three and nine months ended September 30, 2017 and 2016 of unvested stock because the performance conditions had not yet been satisfied as of September 30, 2017 and 2016, respectively.

(2)
Includes number of shares in aggregate issuable upon conversion of the 2021 Cheniere Convertible Unsecured Notes and the 2045 Cheniere Convertible Senior Notes. There were no shares included in the computation of diluted net loss per share for the 2025 CCH HoldCo II Convertible Senior Notes because substantive non-market-based contingencies underlying the eligible conversion date have not been met as of September 30, 2017.

NOTE 15—COMMITMENTS AND CONTINGENCIES

We have various contractual obligations which are recorded as liabilities in our Consolidated Financial Statements. Other items, such as certain purchase commitments and other executed contracts which do not meet the definition of a liability as of September 30, 2017, are not recognized as liabilities.

Obligations under Certain Guarantee Contracts

Cheniere and certain of its subsidiaries enter into guarantee arrangements in the normal course of business to facilitate transactions with third parties. These arrangements include financial guarantees, letters of credit and debt guarantees. As of September 30, 2017 and December 31, 2016, there were no liabilities recognized under these guarantee arrangements.

Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

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

On July 27, 2017, the Parallax entities named as defendants in the Texas Federal Suit reurged their motion to dismiss and simultaneously filed counterclaims against CLNGT and third party claims against us for breach of contract, breach of fiduciary duty, promissory estoppel, quantum meruit, and fraudulent inducement of the Secured Note and Pledge Agreement, based on substantially the same factual allegations Parallax Enterprises made in the Louisiana Suit. These Parallax entities also simultaneously filed an action styled Cause No. 2017-49685, Parallax Enterprises, LLC, et al. v. Cheniere Energy, Inc., et al., in the 61st District Court of Harris County, Texas (the “Texas State Suit”), which asserts substantially the same claims these entities asserted in the Texas Federal Suit. On July 31, 2017, CLNGT withdrew its opposition to the dismissal of the Texas Federal Suit without prejudice on jurisdictional grounds and the federal court subsequently dismissed the Texas Federal Suit without prejudice. We and CLNGT simultaneously filed an answer and counterclaims in the Texas State Suit, asserting the same claims CLNGT had previously asserted in the Texas Federal Suit. Additionally, CLNGT filed third party claims against Parallax principals Martin Houston, Christopher Bowen Daniels, Howard Candelet, and Mark Evans, as well as Tellurian Investments, Inc., Driftwood LNG, LLC, Driftwood Pipeline, LLC and Tellurian Services, LLC f/k/a Parallax Services LLC, including claims for tortious interference with CLNGT’s collateral rights under the Secured Note and Pledge Agreement. The Parallax entities have filed an application for a preliminary injunction prohibiting CLNGT from foreclosing on any of the Parallax entities’ assets pending resolution of the Texas State Suit. The Parallax Entities’ temporary injunction application is presently set for a hearing on November 17, 2017. Discovery in the Texas State Suit is ongoing.

We do not expect that the resolution of this litigation will have a material adverse impact on our financial results.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 16—CUSTOMER CONCENTRATION

The following table shows customers with revenues of 10% or greater of total third-party revenues and customers with accounts receivable balances of 10% or greater of total accounts receivable from third parties:

	Percentage of Total Third-Party Revenues				Percentage of Accounts Receivable from Third Parties
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2017	2016	2017	2016	2017	2016
Customer A	19%	37%	25%	36%	22%	34%
Customer B	14%	*	13%	*	18%	21%
Customer C	20%	—%	10%	—%	19%	—%
Customer D	20%	—%	19%	—%	18%	—%
Customer E	*	16%	*	16%	—%	—%
Customer F	*	10%	*	*	*	*
Customer G	*	—%	*	—%	—%	28%
Customer H	—%	—%	—%	—%	—%	12%

* Less than 10%

NOTE 17—SUPPLEMENTAL CASH FLOW INFORMATION

The following table (in millions) provides supplemental disclosure of cash flow information:

	Nine Months Ended September 30,
	2017	2016
Cash paid during the period for interest, net of amounts capitalized	$360	$30
Contribution of assets to equity method investment	14	—

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities was $426 million and $491 million as of September 30, 2017 and 2016, respectively.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 18—RECENT ACCOUNTING STANDARDS

The following table provides a brief description of recent accounting standards that had not been adopted by the Company as of September 30, 2017:

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
January 1, 2018
We continue to evaluate the effect of this standard on our Consolidated Financial Statements. We plan to adopt this standard using the full retrospective approach. Preliminarily, we do not anticipate that the adoption will have a material impact upon our revenues. Furthermore, we routinely enter into new contracts and we cannot predict with certainty whether the accounting for any future contract under the new standard would result in a significant change from existing guidance. Because this assessment is preliminary and the accounting for revenue recognition is subject to significant judgment, this conclusion could change as we finalize our assessment.

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

Overview of Business

Cheniere, a Delaware corporation, is a Houston-based energy company primarily engaged in LNG-related businesses. Our vision is to be recognized as the premier global LNG company and provide a reliable, competitive and integrated source of LNG to our customers while creating a safe, productive and rewarding work environment for our employees. We own and operate the Sabine Pass LNG terminal in Louisiana through our ownership interest in and management agreements with Cheniere Partners, which is a publicly traded limited partnership that we created in 2007. We own 100% of the general partner interest in Cheniere Partners and 82.7% of Cheniere Holdings, which is a publicly traded limited liability company formed in 2013 that owns a 48.6% limited partner interest in Cheniere Partners. We are currently developing and constructing two natural gas liquefaction and export facilities. The liquefaction of natural gas into LNG allows it to be shipped economically from areas of the world where natural gas is abundant and inexpensive to produce to other areas where natural gas demand and infrastructure exist to economically justify the use of LNG.

The Sabine Pass LNG terminal is located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast. Cheniere Partners is developing, constructing and operating natural gas liquefaction facilities (the “SPL Project”) at the Sabine Pass LNG terminal adjacent to the existing regasification facilities through a wholly owned subsidiary, SPL. Cheniere Partners plans to construct up to six Trains, which are in various stages of development, construction and operations. Trains 1 through 3 are operational, Train 4 became operational in October 2017, Train 5 is under construction and Train 6 is being commercialized and has all necessary regulatory approvals in place. Each Train is expected to have a nominal production capacity, which is prior to adjusting for planned maintenance, production reliability and potential overdesign, of approximately 4.5 mtpa of LNG. The Sabine Pass LNG terminal has operational regasification facilities owned by Cheniere Partners’ wholly owned subsidiary, SPLNG, that include existing infrastructure of five LNG storage tanks with aggregate capacity of approximately 16.9 Bcfe, two marine berths that can accommodate vessels with nominal capacity of up to 266,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d. Cheniere Partners also owns a 94-mile pipeline that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines through a wholly owned subsidiary, CTPL.

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

Additionally, we are developing an expansion of the Corpus Christi LNG terminal adjacent to the CCL Project (the “Corpus Christi Expansion Project”) and recently amended our regulatory filings with FERC to incorporate a project design change, from two Trains with an expected aggregate nominal production capacity of approximately 9.0 mtpa to up to seven midscale Trains with an expected aggregate nominal production capacity of approximately 9.5 mtpa. We remain focused on leveraging infrastructure through the expansion of our existing sites. We are also in various stages of developing other projects, including infrastructure projects in support of natural gas supply and LNG demand, which, among other things, will require acceptable commercial and financing arrangements before we make a final investment decision (“FID”).

Overview of Significant Events

Our significant accomplishments since January 1, 2017 and through the filing date of this Form 10-Q include the following:
Strategic

•	As of October 2017, more than 200 cumulative LNG cargoes had been produced, loaded and exported from the SPL Project, with deliveries completed to 25 countries worldwide.

•	We completed a land acquisition and acquired rights to obtain additional upland and waterfront land adjacent to the CCL Project aggregating more than 500 acres.

•
We made an equity investment in Midship Pipeline Company, LLC (“Midship Pipeline”) through Midship Holdings, LLC, which is constructing an approximately 230-mile interstate natural gas pipeline with expected capacity of up to 1.44 million Dekatherms per day, to connect new production in the Anadarko Basin to Gulf Coast markets (the “Midship Project”). Additionally, Midship Holdings entered into agreements with investment funds managed by EIG Global Energy Partners (“EIG”) under which EIG-managed funds have committed to make an investment of up to $500 million in the Midship Project, subject to the terms and conditions in the applicable agreements.

•
In October 2017, we began the process of amending our regulatory filings with FERC related to the Corpus Christi Expansion Project to incorporate a project design change, from two Trains with an expected aggregate nominal production capacity of approximately 9.0 mtpa to up to seven midscale Trains with an expected aggregate nominal production capacity of approximately 9.5 mtpa.

Operational

•	SPL commenced production and shipment of LNG commissioning cargoes from Train 3 of the SPL Project in January 2017 and achieved substantial completion and commenced operating activities in March 2017.

•	Commissioning activities for Train 4 of the SPL Project began in March 2017, and substantial completion was achieved in October 2017.
Financial

•	In June 2017, the date of first commercial delivery was reached under the 20-year SPA with Korea Gas Corporation relating to Train 3 of the SPL Project.

•
In August 2017, the date of first commercial delivery relating to Train 2 of the SPL Project was reached under the respective 20-year SPAs with Gas Natural Fenosa LNG GOM, Limited and BG Gulf Coast LNG, LLC (“BG”).

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

•
In September 2017, CQP issued an aggregate principal amount of $1.5 billion of 5.250% Senior Notes due 2025 (“the 2025 CQP Senior Notes”). Net proceeds of the offering of approximately $1.5 billion, after deducting commissions, fees and expenses, were used to prepay a portion of the outstanding indebtedness under CQP’s credit facilities (the “2016 CQP Credit Facilities”).

•	Fitch Ratings (“Fitch”) assigned SPL’s senior secured debt an investment grade rating of BBB- in January 2017 and an investment-grade issuer default rating of BBB- in June 2017.

•	In May 2017, Moody’s Investors Service (“Moody’s”) upgraded SPL’s senior secured debt rating from Ba1 to Baa3, an investment-grade rating.

•	In September 2017, Moody’s, S&P Global Ratings and Fitch assigned ratings of Ba2 / BB / BB, respectively to the 2025 CQP Senior Notes.

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

The following table (in millions) provides a summary of our liquidity position at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Cash and cash equivalents	$919	$876
Restricted cash designated for the following purposes:
SPL Project	627	358
CQP and cash held by guarantor subsidiaries	816	247
CCL Project	117	270
Other	96	76
Available commitments under the following credit facilities:
2015 SPL Credit Facilities	—	1,642
$1.2 billion SPL Working Capital Facility (“SPL Working Capital Facility”)	479	653
2016 CQP Credit Facilities	190	195
2015 CCH Credit Facility	2,421	3,603
$350 million CCH Working Capital Facility (“CCH Working Capital Facility”)	187	350
Cheniere Revolving Credit Facility	750	—

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

Cheniere Revolving Credit Facility

In March 2017, we entered into the Cheniere Revolving Credit Facility that may be used to fund, through loans and letters of credit, equity capital contributions to CCH HoldCo II and its subsidiaries for the development of the CCL Project and, provided that certain conditions are met, for general corporate purposes. No advances or letters of credit under the Cheniere Revolving Credit Facility were available until either (1) Cheniere’s unrestricted cash and cash equivalents are less than $500 million or (2) Train 4 of the SPL Project has achieved substantial completion.

The Cheniere Revolving Credit Facility matures on March 2, 2021 and contains representations, warranties and affirmative and negative covenants customary for companies like Cheniere with lenders of the type participating in the Cheniere Revolving Credit Facility that limit our ability to make restricted payments, including distributions, unless certain conditions are satisfied, as well as limitations on indebtedness, guarantees, hedging, liens, investments and affiliate transactions. Under the Cheniere Revolving Credit Facility, we are required to ensure that the sum of our unrestricted cash and the amount of undrawn commitments under the Cheniere Revolving Credit Facility is at least equal to the lesser of (1) 20% of the commitments under the Cheniere Revolving Credit Facility and (2) $100 million.

The Cheniere Revolving Credit Facility is secured by a first priority security interest (subject to permitted liens and other customary exceptions) in substantially all of our assets, including our interests in our direct subsidiaries (excluding CCH HoldCo II).

Cash Receipts from Subsidiaries

As of September 30, 2017, we had an 82.7% direct ownership interest in Cheniere Holdings. We receive dividends on our Cheniere Holdings shares from the distributions that Cheniere Holdings receives from Cheniere Partners. We received $11 million in dividends on our Cheniere Holdings common shares during each of the nine months ended September 30, 2017 and 2016.

Our ownership interest in the Sabine Pass LNG terminal is held through Cheniere Partners. As of September 30, 2017, we owned 82.7% of Cheniere Holdings, which owned a 48.6% interest in Cheniere Partners in the form of 104.5 million common units and 135.4 million subordinated units. We also own 100% of the general partner interest and the incentive distribution rights in Cheniere Partners. We receive quarterly equity distributions from Cheniere Partners related to our 2% general partner interest. Cheniere Partners’ distributions are being funded from accumulated operating surplus.

We also receive fees for providing management services to Cheniere Holdings, Cheniere Partners, SPLNG, SPL and CTPL. We received $87 million and $101 million in total service fees from Cheniere Holdings, Cheniere Partners, SPLNG, SPL and CTPL during the nine months ended September 30, 2017 and 2016, respectively.

Cheniere Partners’ Class B Units

On August 2, 2017, Cheniere Partners’ Class B units mandatorily converted into common units in accordance with the terms of Cheniere Partners’ partnership agreement. Upon conversion of the Class B units, Cheniere Holdings, Blackstone CQP Holdco LP (“Blackstone CQP Holdco”) and the public owned a 48.6%, 40.3% and 9.1% interest in Cheniere Partners, respectively. Cheniere

Holdings’ ownership percentage includes its subordinated units and Blackstone CQP Holdco’s ownership percentage excludes any common units that may be deemed to be beneficially owned by The Blackstone Group, L.P., an affiliate of Blackstone CQP Holdco.

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

The Class B units were issued at a discount to the market price of Cheniere Partners’ common units into which they were convertible.  This discount, totaling $2,130 million, represented a beneficial conversion feature.  The beneficial conversion feature was similar to a dividend that was distributed with respect to any Class B unit from its issuance date through its conversion date, which resulted in an increase in Class B unitholders’ equity and a decrease in common and subordinated unitholders’ equity, including our equity interest in Cheniere Partners. Cheniere Partners amortized the beneficial conversion feature through the mandatory conversion date as a non-cash adjustment. Deemed dividends represented by the amortization of the beneficial conversion feature allocated to the Class B units held by Blackstone CQP Holdco were included in net income (loss) attributable to non-controlling interest and resulted in a reduction of income available to common stockholders. The impact to net income (loss) attributable to non-controlling interest due to the amortization of the beneficial conversion feature was $370 million and $7 million during the three months ended September 30, 2017 and 2016, respectively, and $748 million and $10 million during the nine months ended September 30, 2017 and 2016, respectively. There will be no further impact to net income (loss) attributable to non-controlling interest due to the amortization of the beneficial conversion feature during the year ending December 31, 2017.

Cheniere Partners

2025 CQP Senior Notes

In September 2017, CQP issued an aggregate principal amount of $1.5 billion of the 2025 CQP Senior Notes, which are jointly and severally guaranteed by each of CQP’s subsidiaries other than SPL and, subject to certain conditions governing the release of its guarantee, Sabine Pass LNG-LP, LLC (the “CQP Guarantors”). Net proceeds of the offering of approximately $1.5 billion, after deducting the initial purchasers’ commissions and estimated fees and expenses, were used to prepay a portion of the outstanding indebtedness under the 2016 CQP Credit Facilities.

The 2025 CQP Senior Notes are governed by an indenture (the “CQP Indenture”), which contains customary terms and events of default and certain covenants that, among other things, limit the ability of CQP and the CQP Guarantors to incur liens and sell assets, enter into transactions with affiliates, enter into sale-leaseback transactions and consolidate, merge or sell, lease or otherwise dispose of all or substantially all of the applicable entity’s properties or assets.

At any time prior to October 1, 2020, CQP may redeem all or a part of the 2025 CQP Senior Notes at a redemption price equal to 100% of the aggregate principal amount of the 2025 CQP Senior Notes redeemed, plus the “applicable premium” set forth in the CQP Indenture, plus accrued and unpaid interest, if any, to the date of redemption. In addition, at any time prior to October 1, 2020, CQP may redeem up to 35% of the aggregate principal amount of the 2025 CQP Senior Notes with an amount of cash not greater than the net cash proceeds from certain equity offerings at a redemption price equal to 105.250% of the aggregate principal amount of the 2025 CQP Senior Notes redeemed, plus accrued and unpaid interest, if any, to the date of redemption. CQP also may at any time on or after October 1, 2020 through the maturity date of October 1, 2025, redeem the 2025 CQP Senior Notes, in whole or in part, at the redemption prices set forth in the CQP Indenture.

The 2025 CQP Senior Notes are CQP’s senior obligations, ranking equally in right of payment with CQP’s other existing and future unsubordinated debt and senior to any of its future subordinated debt. The 2025 CQP Senior Notes will be secured alongside the 2016 CQP Credit Facilities on a first-priority basis (subject to permitted encumbrances) with liens on (1) substantially all the existing and future tangible and intangible assets and rights of CQP and the CQP Guarantors and equity interests in the CQP Guarantors (except, in each case, for certain excluded properties set forth in the 2016 CQP Credit Facilities) and (2) substantially all of the real property of SPLNG (except for excluded properties referenced in the 2016 CQP Credit Facilities). Upon the release of the liens securing the 2025 CQP Senior Notes, the limitation on liens covenant under the CQP Indenture will continue to govern the incurrence of liens by CQP and the CQP Guarantors.

2016 CQP Credit Facilities

In February 2016, Cheniere Partners entered into the 2016 CQP Credit Facilities. The 2016 CQP Credit Facilities consist of: (1) a $450 million CTPL tranche term loan that was used to prepay the $400 million term loan facility (the “CTPL Term Loan”) in February 2016, (2) an approximately $2.1 billion SPLNG tranche term loan that was used to repay and redeem the approximately $2.1 billion of the senior notes previously issued by SPLNG in November 2016, (3) a $125 million facility that may be used to satisfy a six-month debt service reserve requirement and (4) a $115 million revolving credit facility that may be used for general business purposes. In September 2017, CQP issued the 2025 CQP Senior Notes and the net proceeds of the issuance were used to prepay $1.5 billion of the outstanding indebtedness under the 2016 CQP Credit Facilities. As of September 30, 2017 and December 31, 2016, Cheniere Partners had $190 million and $195 million of available commitments, $50 million and $45 million aggregate amount of issued letters of credit and $1.1 billion and $2.6 billion of outstanding borrowings under the 2016 CQP Credit Facilities, respectively.

The 2016 CQP Credit Facilities mature on February 25, 2020, and the outstanding balance may be repaid, in whole or in part, at any time without premium or penalty, except for interest hedging and interest rate breakage costs. The 2016 CQP Credit Facilities contain conditions precedent for extensions of credit, as well as customary affirmative and negative covenants and limit Cheniere Partners’ ability to make restricted payments, including distributions, to once per fiscal quarter as long as certain conditions are satisfied. Under the 2016 CQP Credit Facilities, Cheniere Partners is required to hedge not less than 50% of the variable interest rate exposure on its projected aggregate outstanding balance, maintain a minimum debt service coverage ratio of at least 1.15x at the end of each fiscal quarter beginning March 31, 2019 and have a projected debt service coverage ratio of 1.55x in order to incur additional indebtedness to refinance a portion of the existing obligations.

The 2016 CQP Credit Facilities are unconditionally guaranteed by each subsidiary of Cheniere Partners other than (1) SPL and (2) certain subsidiaries of Cheniere Partners owning other development projects, as well as certain other specified subsidiaries and members of the foregoing entities.

Sabine Pass LNG Terminal

Liquefaction Facilities

We are developing, constructing and operating the SPL Project at the Sabine Pass LNG terminal adjacent to the existing regasification facilities. We have received authorization from the FERC to site, construct and operate Trains 1 through 6. The following table summarizes the overall project status of the SPL Project as of September 30, 2017:

	SPL Trains 1 & 2		SPL Trains 3 & 4		SPL Train 5
Overall project completion percentage	100%		100%		76.1%
Completion percentage of:
Engineering	100%		100%		100%
Procurement	100%		100%		98.9%
Subcontract work	100%		100%		58.6%
Construction	100%		99.9%		45.1%
Date of expected substantial completion	Train 1	Operational	Train 3	Operational	Train 5	2H 2019
	Train 2	Operational	Train 4	October 2017
We achieved substantial completion of Trains 1, 2 and 3 of the SPL Project and commenced operating activities in May 2016, September 2016 and March 2017, respectively, and subsequently achieved substantial completion of Train 4 of the SPL Project in October 2017.

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

In each case, the terms of these authorizations begin on the earlier of the date of first export thereunder or the date specified in the particular order, which ranges from five to 10 years from the date the order was issued. In addition, SPL received an order providing for a three-year makeup period with respect to each of the non-FTA orders for LNG volumes SPL was authorized but unable to export during any portion of the initial 20-year export period of such order.

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

A party to the proceedings requested rehearings of the orders above related to the export of 803 Bcf/yr, 203 Bcf/yr and 503.3 Bcf/yr to non-FTA countries. The DOE issued orders denying rehearing of the orders. The same party petitioned the U.S. Court of Appeals for the District of Columbia Circuit (the “Court of Appeals”) to review (1) the 203 Bcf/yr order to non-FTA countries and the order denying the request for rehearing of the same and (2) the 503.3 Bcf/yr order to non-FTA countries and the order denying the request for rehearing of the same. The Court of Appeals denied the petition relating to the 503.3 Bcf/yr order to non-FTA countries in November 2017, and the time for review of the court’s denial has not yet expired.

Customers

SPL has entered into six fixed price, 20-year SPAs with extension rights with third parties to make available an aggregate amount of LNG that equates to approximately 19.75 mtpa of LNG, which is approximately 88% of the expected aggregate nominal production capacity of Trains 1 through 5. The obligation to make LNG available under the SPAs commences from the date of first commercial delivery for Trains 1 through 5, as specified in each SPA. Under these SPAs, the customers will purchase LNG from SPL for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee equal to 115% of Henry Hub per MMBtu of LNG. In certain circumstances, the customers may elect to cancel or suspend deliveries of LNG cargoes, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA commences upon the start of operations of a specified Train. Under SPL’s SPA with BG, BG has contracted for volumes related to Trains 3 and 4 for which the obligation to make LNG available to BG is expected to commence approximately one year after the date of first commercial delivery for the respective Train.

In aggregate, the fixed fee portion to be paid by the third-party SPA customers is approximately $2.9 billion annually for Trains 1 through 5, with the applicable fixed fees starting from the date of first commercial delivery under the respective SPA from the applicable Train. These fixed fees equal approximately $411 million, $564 million, $650 million, $648 million and $588 million for each of Trains 1 through 5, respectively.

Any LNG produced by SPL in excess of that required for other customers is sold by our integrated marketing function, in fulfilment of various sales commitments.

Natural Gas Transportation, Storage and Supply

To ensure SPL is able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, it has entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL and third-party pipeline companies. SPL has entered into firm storage services agreements with third parties to assist in managing volatility in natural gas needs for the SPL Project. SPL has also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the SPL Project. As of September 30, 2017, SPL has secured up to approximately 2,462 TBtu of natural gas feedstock through long-term and short-term natural gas supply contracts.

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

The total contract prices of the EPC contract for Trains 1 and 2, the EPC contract for Trains 3 and 4 and the EPC contract for Train 5 of the SPL Project are approximately $4.1 billion, $3.9 billion and $3.1 billion, respectively, reflecting amounts incurred under change orders through September 30, 2017. Total expected capital costs for Trains 1 through 5 are estimated to be between $12.5 billion and $13.5 billion before financing costs and between $17.5 billion and $18.5 billion after financing costs including, in each case, estimated owner’s costs and contingencies.

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

The remaining approximately 2.0 Bcf/d of capacity has been reserved under a TUA by SPL. SPL is obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million annually, continuing until at least 20 years after SPL delivers its first commercial cargo at the SPL Project. SPL entered into a partial TUA assignment agreement with Total, whereby upon substantial completion of Train 3, SPL gained access to a portion of Total’s capacity and other services provided under Total’s TUA with SPLNG.  This agreement provides SPL with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity, permit SPL to more flexibly manage its LNG storage capacity and accommodate the development of Trains 5 and 6. Notwithstanding any arrangements between Total and SPL, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA. During the three and nine months ended September 30, 2017, SPL recorded $7 million and $15 million, respectively, as operating and maintenance expense under this partial TUA assignment agreement.

Under each of these TUAs, SPLNG is entitled to retain 2% of the LNG delivered to the Sabine Pass LNG terminal.

Capital Resources

We currently expect that SPL’s capital resources requirements with respect to Trains 1 through 5 of the SPL Project will be financed through project debt and borrowings and cash flows under the SPAs. We believe that with the net proceeds of borrowings, available commitments under the SPL Working Capital Facility and cash flows from operations, we will have adequate financial resources available to complete Trains 1 through 5 of the SPL Project and to meet our currently anticipated capital, operating and debt service requirements. SPL began generating cash flows from operations from the SPL Project in May 2016, when Train 1 achieved substantial completion and initiated operating activities. Trains 2 and 3 subsequently achieved substantial completion in September 2016 and March 2017, respectively. We realized offsets to LNG terminal costs of $82 million and $68 million in the three months ended September 30, 2017 and 2016, respectively, and $252 million and $214 million in the nine months ended September 30, 2017 and 2016, respectively, that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations, during the testing phase for the construction of those Trains of the SPL Project. Additionally, SPLNG generates cash flows from the TUAs, as discussed above.

The following table (in millions) provides a summary of our capital resources from borrowings and available commitments for the Sabine Pass LNG Terminal, excluding equity contributions to our subsidiaries and cash flows from operations (as described in Sources and Uses of Cash), at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Senior notes (1)	$15,150	$11,500
Credit facilities outstanding balance (2)	1,090	3,097
Letters of credit issued (3)	721	324
Available commitments under credit facilities (3)	479	2,295
Total capital resources from borrowings and available commitments (4)	$17,440	$17,216

(1)
Includes SPL’s 5.625% Senior Secured Notes due 2021, 6.25% Senior Secured Notes due 2022, 5.625% Senior Secured Notes due 2023, 5.75% Senior Secured Notes due 2024, 5.625% Senior Secured Notes due 2025, 5.875% Senior Secured Notes due 2026 (the “2026 SPL Senior Notes”), 5.00% Senior Secured Notes due 2027 (the “2027 SPL Senior Notes”), 2028 SPL Senior Notes and 2037 SPL Senior Notes (collectively, the “SPL Senior Notes”) and CQP’s 2025 CQP Senior Notes.

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

SPL Senior Notes

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

SPL Working Capital Facility

In September 2015, SPL entered into the SPL Working Capital Facility, which is intended to be used for loans to SPL (“SPL Working Capital Loans”), the issuance of letters of credit on behalf of SPL, as well as for swing line loans to SPL (“SPL Swing Line Loans”), primarily for certain working capital requirements related to developing and placing into operation the SPL Project. SPL may, from time to time, request increases in the commitments under the SPL Working Capital Facility of up to $760 million and, upon the completion of the debt financing of Train 6 of the SPL Project, request an incremental increase in commitments of up to an additional $390 million. As of September 30, 2017 and December 31, 2016, SPL had $479 million and $653 million of available commitments, $721 million and $324 million aggregate amount of issued letters of credit and zero and $224 million of loans outstanding under the SPL Working Capital Facility, respectively.

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

Corpus Christi LNG Terminal

Liquefaction Facilities

The CCL Project is being developed and constructed at the Corpus Christi LNG terminal, on nearly 2,000 acres of land that we own or control near Corpus Christi, Texas. In December 2014, we received authorization from the FERC to site, construct and operate Stages 1 and 2 of the CCL Project. The following table summarizes the overall project status of Stage 1 of the CCL Project as of September 30, 2017:

	CCL Stage 1
Overall project completion percentage	72.4%
Project completion percentage of:
Engineering	100%
Procurement	89.4%
Subcontract work	49.4%
Construction	49.2%
Expected date of substantial completion	Train 1	1H 2019
	Train 2	2H 2019

Train 3 is being commercialized and has all necessary regulatory approvals in place. Separate from the CCH Group, we are also developing the Corpus Christi Expansion Project, adjacent to the CCL Project. We commenced the regulatory approval process in June 2015 and recently began the process of amending our regulatory filings with FERC to incorporate a project design change, from two Trains with an expected aggregate nominal production capacity of approximately 9.0 mtpa to up to seven midscale Trains with an expected aggregate nominal production capacity of approximately 9.5 mtpa.

The following orders have been issued by the DOE authorizing the export of domestically produced LNG by vessel from the Corpus Christi LNG terminal:

•
CCL Project—FTA countries for a 25-year term and to non-FTA countries for a 20-year term up to a combined total of the equivalent of 767 Bcf/yr (approximately 15 mtpa) of natural gas. A party to the proceeding requested a rehearing of the authorization to non-FTA countries, which was denied by the DOE in May 2016. In July 2016, the same party petitioned the Court of Appeals to review the authorization to non-FTA countries and the DOE order denying the request for rehearing of the same. The Court of Appeals denied the petition in November 2017, and the time for review of the court’s denial has not yet expired.

•
Corpus Christi Expansion Project—FTA countries for a 20-year term in an amount equivalent to 514 Bcf/yr (approximately 10 mtpa) of natural gas. The application for authorization to export that same 514 Bcf/yr of domestically produced LNG by vessel to non-FTA countries is currently pending before the DOE. We intend to amend our DOE applications consistent with the design change in our amended FERC filings.

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

Natural Gas Transportation, Storage and Supply

To ensure CCL is able to transport adequate natural gas feedstock to the Corpus Christi LNG terminal, it has entered into transportation precedent agreements to secure firm pipeline transportation capacity with CCP and certain third-party pipeline companies. CCL has entered into a firm storage services agreement with a third party to assist in managing volatility in natural gas needs for the CCL Project. CCL has also entered into enabling agreements and long-term natural gas supply contracts with third parties, and will continue to enter into such agreements, in order to secure natural gas feedstock for the CCL Project. As of September 30, 2017, CCL has secured up to approximately 362 TBtu of natural gas feedstock through long-term natural gas supply contracts.

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

The total contract price of the EPC contract for Stage 1, which does not include the Corpus Christi Pipeline, is approximately $7.8 billion, reflecting amounts incurred under change orders through September 30, 2017. Total expected capital costs for Stage 1 and the Corpus Christi Pipeline are estimated to be between $9.0 billion and $10.0 billion before financing costs, and between $11.0 billion and $12.0 billion after financing costs including, in each case, estimated owner’s costs and contingencies and total expected capital costs for the Corpus Christi Pipeline of between $350 million and $400 million.

Pipeline Facilities

In December 2014, the FERC issued a certificate of public convenience and necessity under Section 7(c) of the Natural Gas Act of 1938, as amended, authorizing CCP to construct and operate the Corpus Christi Pipeline. The Corpus Christi Pipeline is designed to transport 2.25 Bcf/d of natural gas feedstock required by the CCL Project from the existing regional natural gas pipeline grid. The construction of the Corpus Christi Pipeline commenced in January 2017 and is nearing completion.

Final Investment Decision on Stage 2

We will contemplate making an FID to commence construction of Stage 2 of the CCL Project based upon, among other things, entering into acceptable commercial arrangements and obtaining adequate financing to construct the facility.

Capital Resources

We expect to finance the construction costs of the CCL Project from one or more of the following: project financing, operating cash flows from CCL and CCP and equity contributions to our subsidiaries. The following table (in millions) provides a summary of our capital resources from borrowings and available commitments for the CCL Project, excluding equity contributions to our subsidiaries, at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Senior notes (1)	$4,250	$2,750
11% Convertible Senior Secured Notes due 2025	1,270	1,171
Credit facilities outstanding balance (2)	2,151	2,381
Letters of credit issued (2)	163	—
Available commitments under credit facilities (2)	2,608	3,953
Total capital resources from borrowings and available commitments (3)	$10,442	$10,255

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

2015 CCH Credit Facility

In May 2015, CCH entered into the 2015 CCH Credit Facility. The obligations of CCH under the 2015 CCH Credit Facility are secured by a first priority lien on substantially all of the assets of CCH and its subsidiaries and by a pledge by CCH HoldCo I of its limited liability company interests in CCH. As of September 30, 2017 and December 31, 2016, CCH had $2.4 billion and $3.6 billion of available commitments and $2.2 billion and $2.4 billion of outstanding borrowings under the 2015 CCH Credit Facility, respectively.

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

Under the 2015 CCH Credit Facility, CCH is required to hedge not less than 65% of the variable interest rate exposure of its senior secured debt. CCH is restricted from making distributions under agreements governing its indebtedness generally until, among other requirements, the completion of the construction of Trains 1 and 2 of the CCL Project, funding of a debt service reserve account equal to six months of debt service and achieving a historical debt service coverage ratio and fixed projected debt service coverage ratio of at least 1.25:1.00.
CCH Working Capital Facility

In December 2016, CCH entered into the $350 million CCH Working Capital Facility, which is intended to be used for loans to CCH (“CCH Working Capital Loans”), the issuance of letters of credit on behalf of CCH, as well as for swing line loans to CCH (“CCH Swing Line Loans”) for certain working capital requirements related to developing and placing into operation the CCL Project. Loans under the CCH Working Capital Facility are guaranteed by the CCH Guarantors. CCH may, from time to time, request increases in the commitments under the CCH Working Capital Facility of up to the maximum allowed under the Common Terms Agreement that was entered into concurrently with the 2015 CCH Credit Facility. CCH did not have any amounts outstanding under the CCH Working Capital Facility as of both September 30, 2017 and December 31, 2016, and CCH had $163 million and zero aggregate amount of issued letters of credit as of September 30, 2017 and December 31, 2016, respectively.

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

Marketing

We market and sell LNG produced by the SPL Project and the CCL Project that is not required for other customers through our integrated marketing function. We are developing a portfolio of long-, medium- and short-term SPAs to transport and unload commercial LNG cargoes to locations worldwide, which is primarily sourced by LNG produced by the SPL Project and the CCL Project but supplemented by volume procured from other locations worldwide, as needed. As of September 30, 2017, we have sold approximately 480 TBtu of LNG to be delivered to counterparties between 2017 and 2023, with delivery obligations conditional in certain circumstances.  The cargoes have been sold either on a Free on Board basis (delivered to the counterparty at the Sabine Pass LNG terminal) or a Delivered at Terminal (“DAT”) basis (delivered to the counterparty at their LNG receiving terminal). We have chartered LNG vessels to be utilized in DAT transactions. In addition, we have entered into a long-term agreement to sell LNG cargoes on a DAT basis that is conditioned upon the buyer achieving certain milestones, including reaching an FID related to certain projects and obtaining related financing.

Cheniere Marketing entered into uncommitted trade finance facilities for up to $450 million primarily to be used for the purchase and sale of LNG for ultimate resale in the course of its operations. The finance facilities are intended to be used for advances, guarantees or the issuance of letters of credit or standby letters of credit on behalf of Cheniere Marketing. As of September 30, 2017 and December 31, 2016, Cheniere Marketing had $41 million and $23 million in loans outstanding and $72 million and $12 million, respectively, in standby letters of credit and guarantees outstanding under the finance facilities. Cheniere Marketing pays interest or fees on utilized commitments.

Corporate and Other Activities

We are required to maintain corporate and general and administrative functions to serve our business activities described above.  We are also in various stages of developing other projects, including infrastructure projects in support of natural gas supply and LNG demand, which, among other things, will require acceptable commercial and financing arrangements before we make an FID. We have made an equity investment of $55 million in Midship Pipeline, which is developing a pipeline with expected capacity of up to 1.44 million Dekatherms per day that will connect new gas production in the Anadarko Basin to Gulf Coast markets, including markets serving the SPL Project and the CCL Project.

Sources and Uses of Cash

The following table (in millions) summarizes the sources and uses of our cash, cash equivalents and restricted cash for the nine months ended September 30, 2017 and 2016. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Nine Months Ended September 30,
	2017	2016
Operating cash flows	$895	$(319)
Investing cash flows	(2,926)	(3,499)
Financing cash flows	2,779	3,931

Net increase in cash, cash equivalents and restricted cash	748	113
Cash, cash equivalents and restricted cash—beginning of period	1,827	1,736
Cash, cash equivalents and restricted cash—end of period	$2,575	$1,849

Operating Cash Flows

Our operating cash flows increased from outflows of $319 million during the nine months ended September 30, 2016 to inflows of $895 million during the nine months ended September 30, 2017. The $1.2 billion increase in operating cash inflows in 2017 compared to 2016 was primarily related to increased cash receipts from the sale of LNG cargoes, partially offset by increased operating costs and expenses as a result of the of additional Trains that were operating at the SPL Project between the periods. During the nine months ended September 30, 2017, Trains 1 and 2 were operating for nine months and Train 3 was operating for six months, whereas Train 1 was operating for four months and Train 2 was operating for less than a month during the comparable period in 2016.

Investing Cash Flows

Investing cash outflows during the nine months ended September 30, 2017 and 2016 were $2.9 billion and $3.5 billion, respectively, and were primarily used to fund the construction costs for Trains 1 through 5 of the SPL Project and Trains 1 and 2 of the CCL Project. These costs are capitalized as construction-in-process until achievement of substantial completion. In addition to cash outflows for construction costs for the SPL Project and the CCL Project, during the nine months ended September 30, 2017, we invested $41 million in our equity method investment Midship Holdings and made payments of $18 million primarily for infrastructure to support the CCL Project. Partially offsetting these cash outflows was a $36 million receipt during the nine months ended September 30, 2017 from the return of collateral payments previously paid for the CCL Project. During the nine months ended September 30, 2016, we used $50 million primarily for collateral payments for the CCL Project, payments to municipal water districts for water system enhancements that will increase potable water supply to our export terminals and payments made for capital assets purchased pursuant to information technology services agreements.

Financing Cash Flows

Financing cash inflows during the nine months ended September 30, 2017 were $2.8 billion, primarily as a result of:

•	issuances of aggregate principal amounts of $800 million of the 2037 SPL Senior Notes and $1.35 billion of the 2028 SPL Senior Notes;

•	$55 million of borrowings and $369 million of repayments made under the 2015 SPL Credit Facilities;

•	$110 million of borrowings and $334 million of repayments made under the SPL Working Capital Facility;

•	$1.2 billion of borrowings under the 2015 CCH Credit Facility;

•	issuance of aggregate principal amount of $1.5 billion of the 2027 CCH Senior Notes, which was used to prepay $1.4 billion of outstanding borrowings under the 2015 CCH Credit Facility;

•	$24 million of borrowings and $24 million of repayments made under the CCH Working Capital Facility;

•	issuance of an aggregate principal amount of $1.5 billion of the 2025 CQP Senior Notes, which was used to prepay $1.5 billion of the outstanding borrowings under the 2016 CQP Credit Facilities;

•	$17 million in net borrowings under the Cheniere Marketing trade finance facilities;

•	$85 million of debt issuance and deferred financing costs related to up-front fees paid upon the closing of these transactions;

•	$60 million of distributions and dividends to non-controlling interest by Cheniere Partners and Cheniere Holdings; and

•	$4 million paid for tax withholdings for share-based compensation.

Financing cash inflows during the nine months ended September 30, 2016 were $3.9 billion, primarily as a result of:

•	$450 million of borrowings under the 2016 CQP Credit Facilities, which was entered into in February to prepay the $400 million CTPL Term Loan;

•	$1.7 billion of borrowings under the 2015 SPL Credit Facilities;

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

•	$314 million of borrowings and $230 million of repayments made under the SPL Working Capital Facility;

•	$1.6 billion of borrowings under the 2015 CCH Credit Facility;

•	issuance of an aggregate principal amount of $1.3 billion of the 2024 CCH Senior Notes in May 2016, which were used to prepay $1.1 billion of outstanding borrowings under the 2015 CCH Credit Facility;

•	$19 million in net borrowings under the Cheniere Marketing trade finance facilities;

•	$117 million of debt issuance costs related to up-front fees paid upon the closing of these transactions;

•	$60 million of distributions and dividends to non-controlling interest by Cheniere Partners and Cheniere Holdings; and

•	$19 million paid for tax withholdings for share-based compensation.

Results of Operations

The following table summarizes the volumes of operational and commissioning LNG cargoes that were loaded from the SPL Project and recognized on our Consolidated Financial Statements during the three and nine months ended September 30, 2017:

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
(in TBtu)	Operational	Commissioning	Operational	Commissioning
Volumes loaded during the current period	144	18	439	44
Volumes loaded during the prior period but recognized during the current period	14	—	19	—
Less: volumes loaded during the current period and in transit at the end of the period	(7)	(4)	(7)	(4)
Total volumes recognized in the current period	151	14	451	40

Our consolidated net loss attributable to common stockholders was $289 million, or $1.24 per share (basic and diluted), in the three months ended September 30, 2017, compared to a net loss attributable to common stockholders of $101 million, or $0.44 per share (basic and diluted), in the three months ended September 30, 2016. This $188 million increase in net loss in 2017 was primarily a result of increased allocation of net income to non-controlling interest, increased interest expense, net of amounts capitalized, and increased derivative loss, net associated with interest rate derivative activity, which were partially offset by increased income from operations.

Our consolidated net loss attributable to common stockholders was $520 million, or $2.24 per share (basic and diluted), in the nine months ended September 30, 2017, compared to a net loss attributable to common stockholders of $720 million, or $3.15 per share (basic and diluted), in the nine months ended September 30, 2016. This $200 million decrease in net loss in 2017 was primarily a result of increased income from operations and decreased derivative loss, net associated with interest rate derivative activity, which were partially offset by increased allocation of net income to non-controlling interest and increased interest expense, net of amounts capitalized.

In August 2017, Hurricane Harvey struck the Texas and Louisiana coasts, and the Sabine Pass LNG terminal experienced a temporary suspension in construction and LNG loading operations. Construction on the Corpus Christi LNG terminal was also suspended. Neither terminal sustained significant damage, and the effects of Hurricane Harvey did not have a material impact on our Consolidated Financial Statements.

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2017	2016	Change	2017	2016	Change
LNG revenues	$1,332	$399	$933	$3,646	$512	$3,134
Regasification revenues	65	64	1	195	194	1
Other revenues	5	2	3	12	5	7
Other—related party	1	—	1	2	—	2
Total revenues	$1,403	$465	$938	$3,855	$711	$3,144

We began recognizing LNG revenues from the SPL Project following the substantial completion and the commencement of operating activities of Train 1 in May 2016. Trains 2 and 3 subsequently achieved substantial completion in September 2016 and March 2017, respectively. The increase in revenues for the three and nine months ended September 30, 2017 from the comparable periods in 2016 was attributable to both the increased volume of LNG sold that was recognized as revenues following the achievement of substantial completion of these Trains, as well as increased revenues per MMBtu. As additional Trains become operational, we expect our LNG revenues to increase in the future.

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process because these amounts are earned or loaded during the testing phase for the construction of that Train. We realized offsets to LNG terminal costs of $82 million corresponding to 14 TBtu of LNG and $68 million corresponding to 10 TBtu of LNG in the three months ended September 30, 2017 and 2016, respectively, and $252 million corresponding to 40 TBtu of LNG and $214 million corresponding to 45 TBtu of LNG in the nine months ended September 30, 2017 and 2016, respectively, that were related to the sale of commissioning cargoes.

The following table presents the components of LNG revenues (in millions) and the corresponding LNG volumes sold (in TBtu).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
LNG revenues (in millions):
LNG from the SPL Project sold under SPL’s third party long-term SPAs	$715	$174	$1,669	$256
LNG from the SPL Project sold by our integrated marketing function	200	92	1,337	95
LNG procured from third parties	427	123	631	163
Other revenues and derivative gains (losses)	(10)	10	9	(2)
Total LNG revenues	$1,332	$399	$3,646	$512

Volumes sold as LNG revenues (in TBtu):
LNG from the SPL Project sold under SPL’s third party long-term SPAs	118	32	275	50
LNG from the SPL Project sold by our integrated marketing function	33	18	176	19
LNG procured from third parties	45	14	64	18
Total volumes sold as LNG revenues	196	64	515	87

Operating costs and expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2017	2016	Change	2017	2016	Change
Cost of sales	$824	$253	$571	$2,140	$353	$1,787
Operating and maintenance expense	114	61	53	309	143	166
Development expense	3	2	1	7	5	2
Selling, general and administrative expense	64	59	5	179	197	(18)
Depreciation and amortization expense	92	49	43	252	106	146
Restructuring expense	—	26	(26)	6	49	(43)
Impairment expense and loss on disposal of assets	9	—	9	15	10	5
Total operating costs and expenses	$1,106	$450	$656	$2,908	$863	$2,045

Our total operating costs and expenses increased during the three and nine months ended September 30, 2017 from the comparable periods in 2016, primarily as a result of additional Trains that were operating between the periods. During the nine months ended September 30, 2017, Trains 1 and 2 were operating for nine months and Train 3 was operating for six months, whereas Train 1 was operating for four months and Train 2 was operating for less than a month during the comparable period in 2016.

Cost of sales increased during the three and nine months ended September 30, 2017 from the comparable periods in 2016, primarily as a result of the increase in operating Trains during 2017. Cost of sales includes costs incurred directly for the production and delivery of LNG from the SPL Project, to the extent those costs are not utilized for the commissioning process. The increase during the three and nine months ended September 30, 2017 from the comparable periods in 2016 was primarily related to the increase in both the volume and pricing of natural gas feedstock. Cost of sales also includes vessel charter costs, gains and losses from derivatives associated with economic hedges to secure natural gas feedstock for the SPL Project, port and canal fees, variable transportation and storage costs and other costs to convert natural gas into LNG.

Operating and maintenance expense increased during the three and nine months ended September 30, 2017 from the comparable periods in 2016, as a result of the increase in operating Trains during 2017. Operating and maintenance expense includes costs associated with operating and maintaining the SPL Project and CCL Project. The increase during the three and nine months ended September 30, 2017 from the comparable periods in 2016 was primarily related to natural gas transportation and storage capacity demand charges, third-party service and maintenance contract costs and payroll and benefit costs of operations personnel. Operating and maintenance expense also includes TUA reservation charges as a result of the commencement of payments under the partial TUA assignment agreement with Total, insurance and regulatory costs and other operating costs.

Depreciation and amortization expense increased during the three and nine months ended September 30, 2017 from the comparable periods in 2016 as a result of increased number of operational Trains, as the assets related to the Trains of the SPL Project began depreciating upon reaching substantial completion.

As additional Trains become operational, we expect our operating costs and expenses to generally increase in the future, although certain costs will not proportionally increase with the number of operational Trains as cost efficiencies will be realized.

Partially offsetting the increases above was a decrease in restructuring expense, which was primarily due to the completion of organizational initiatives as of March 31, 2017.

Impairment expense and loss on disposal of assets increased during the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016. The impairment expense and loss on disposal of assets recognized during the three and nine months ended September 30, 2017 and nine months ended September 30, 2016 each related to write down of assets used in non-core operations outside of our liquefaction activities.

Other expense (income)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2017	2016	Change	2017	2016	Change
Interest expense, net of capitalized interest	$186	$148	$38	$539	$330	$209
Loss on early extinguishment of debt	25	26	(1)	100	83	17
Derivative loss (gain), net	2	(30)	32	37	242	(205)
Other expense (income)	(4)	—	(4)	(11)	6	(17)
Total other expense	$209	$144	$65	$665	$661	$4

Interest expense, net of capitalized interest, increased during the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016, primarily as a result of an increase in our indebtedness outstanding (before premium, discount and unamortized debt issuance costs), from $21.5 billion as of September 30, 2016 to $25.7 billion as of September 30, 2017, and a decrease in the portion of total interest costs that could be capitalized as Trains 1 through 3 of the SPL Project completed construction. For the three and nine months ended September 30, 2017, we incurred $389 million and $1.1 billion of total interest cost, respectively, of which we capitalized $203 million and $581 million, respectively, which was directly related to the construction of the SPL Project and the CCL Project. For the three and nine months ended September 30, 2016, we incurred $341 million and $951 million of total interest cost, respectively, of which we capitalized $193 million and $621 million, respectively, which was directly related to the construction of the SPL Project and the CCL Project.

Loss on early extinguishment of debt decreased during the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. Loss on early extinguishment of debt recognized during the nine months ended September 30, 2017 was attributable to the write-offs of debt issuance costs of (1) $42 million in March 2017 upon termination of the remaining available balance of $1.6 billion under the 2015 SPL Credit Facilities in connection with the issuance of the 2028 SPL Senior Notes; (2) $33 million in May 2017 upon the prepayment of approximately $1.4 billion of outstanding borrowings under the 2015 CCH Credit Facility in connection with the issuance of the 2027 CCH Senior Notes; and (3) $25 million in September 2017 related to the prepayment of $1.5 billion of the outstanding indebtedness under the 2016 CQP Credit Facilities in connection with the issuance of the 2025 CQP Senior Notes. Loss on early extinguishment of debt during the nine months ended September 30, 2016 was primarily attributable to the write-offs of debt issuance costs of (1) $29 million in May 2016 upon the prepayment of approximately $1.1 billion of outstanding borrowings under the 2015 CCH Credit Facility in connection with the issuance of the 2024 CCH Senior Notes; (2) $26 million in June 2016 upon the prepayment of approximately $1.3 billion of outstanding borrowings under the 2015 SPL Credit Facilities in connection with the issuance of the 2026 SPL Senior Notes; and (3) $26 million in September 2016 related to the prepayment of outstanding borrowings and termination of commitments under the 2015 SPL Credit Facilities of approximately $1.4 billion in connection with the issuance of the 2027 SPL Senior Notes.

Derivative loss, net increased during the three months ended September 30, 2017 from a gain during the three months ended September 30, 2016, primarily due to an unfavorable shift in the long-term forward LIBOR curve between the periods. Derivative loss, net decreased during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to a favorable shift in the long-term forward LIBOR curve between the periods, partially offset by a $7 million loss in March 2017 upon the settlement of interest rate swaps associated with approximately $1.6 billion of commitments that were terminated under the 2015 SPL Credit Facilities and a $13 million loss in May 2017 in conjunction with the termination of approximately $1.4 billion of commitments under the 2015 CCH Credit Facility.

Other

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2017	2016	Change	2017	2016	Change
Income tax benefit (provision)	$(2)	$2	$(4)	$(1)	$2	$(3)
Net income (loss) attributable to non-controlling interest	379	(30)	409	803	(95)	898

Net income attributable to non-controlling interest increased during the three and nine months ended September 30, 2017 from the comparable periods in 2016 primarily due to the amortization of the beneficial conversion feature on Cheniere Partners’ Class B units and increase in consolidated net income recognized by Cheniere Partners in which the non-controlling interest is held. Net income attributable to non-controlling interest was increased by $363 million and $738 million for non-cash amortization of the beneficial conversion feature on Cheniere Partners’ Class B units during the three and nine months ended September 30, 2017, respectively. Although the amortization of the beneficial conversion feature on Cheniere Partners’ Class B units ceased upon the conversion of these units into common units on August 2, 2017, the share of Cheniere Partners’ net income (loss) that is attributed to non-controlling interest holders has increased from that date as a result of the increased ownership percentage by non-controlling interest holders. The consolidated net income recognized by Cheniere Partners increased from a net loss of $82 million and $257 million in the three and nine months ended September 30, 2016, respectively, to a net income of $23 million and $116 million in the three and nine months ended September 30, 2017, respectively, primarily as a result of the additional Trains that were operating at the SPL Project between the periods, which was partially offset by increased interest expense, net of amounts capitalized.

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

	September 30, 2017		December 31, 2016
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$28	$1	$73	$6
LNG Trading Derivatives	(21)	1	(3)	—

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

	September 30, 2017		December 31, 2016
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
SPL Interest Rate Derivatives	$—	$—	$(6)	$2
CQP Interest Rate Derivatives	14	5	13	6
CCH Interest Rate Derivatives	(79)	43	(86)	52

Foreign Currency Exchange Risk

We have entered into foreign currency exchange (“FX”) contracts to hedge exposure to currency risk associated with operations in countries outside of the United States (“FX Derivatives”). In order to test the sensitivity of the fair value of the FX Derivatives to changes in FX rates, management modeled a 10% change in FX rate between the U.S. dollar and the applicable foreign currencies. This 10% change in FX rates would have resulted in an immaterial change in the fair value of the FX Derivatives as of both September 30, 2017 and December 31, 2016.

See Note 6—Derivative Instruments for additional details about our derivative instruments.

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

Please see Part II, Item 1, “Legal Proceedings - Parallax Litigation” in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes stock repurchases for the three months ended September 30, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
July 1 - 31, 2017	11,025	$48.72	—	—
August 1 - 31, 2017	10,122	$44.89	—	—
September 1 - 30, 2017	335	$44.54	—	—

(1)
Represents shares surrendered to us by participants in our share-based compensation plans to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under these plans.

(2)	The price paid per share was based on the closing trading price of our common stock on the dates on which we repurchased shares from the participants under our share-based compensation plans.

ITEM 6.	EXHIBITS

Exhibit No.	Description
4.1
Indenture, dated as of September 18, 2017, between Cheniere Energy Partners, L.P., the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on September 18, 2017)

4.2
First Supplemental Indenture, dated as of September 18, 2017, between Cheniere Energy Partners, L.P., the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.2 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on September 18, 2017)

4.3	Form of 5.250% Senior Note due 2025 (Included as Exhibit A-1 to Exhibit 4.2 above)
10.1
Consent for Amendment to the Common Security and Account Agreement, dated September 7, 2017, among Cheniere Corpus Christi Holdings, LLC, as Company, Corpus Christi Liquefaction, LLC, Cheniere Corpus Christi Pipeline, L.P., and Corpus Christi Pipeline GP, LLC, as Guarantors, the Senior Creditor Group Representatives party thereto from time to time, Société Générale, as Intercreditor Agent and Security Trustee, and Mizuho Bank, Ltd., as Account Bank (Incorporated by reference to Exhibit 10.51 to CCH’s Registration Statement on Form S-4 (SEC File No. 333-221307), filed on November 2, 2017)

10.2
Consent for Amendment to the Common Terms Agreement, dated September 7, 2017, among Cheniere Corpus Christi Holdings, LLC, as Borrower, Corpus Christi Liquefaction, LLC, Cheniere Corpus Christi Pipeline, L.P., Corpus Christi Pipeline GP, LLC, as Guarantors, Société Générale, as Term Loan Facility Agent and Intercreditor Agent and any other facility agents party thereto from time to time (Incorporated by reference to Exhibit 10.52 to CCH’s Registration Statement on Form S-4 (SEC File No. 333-221307), filed on November 2, 2017)

10.3*
Administrative Amendment, dated August 7, 2017, to the Credit and Guaranty Agreement among Cheniere Partners, as Borrower, certain subsidiaries of Cheniere Partners, as Subsidiary Guarantors, the lenders from time to time party thereto, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Issuing Bank, Administrative Agent and Coordinating Lead Arranger, and certain arrangers and other participants

10.4
Registration Rights Agreement, dated as of September 18, 2017, between Cheniere Energy Partners, L.P., the guarantors party thereto and Credit Suisse Securities (USA) LLC (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on September 18, 2017)

10.5*
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Liquefaction Facility, dated as of November 11, 2011, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00059 Insurance Provisional Sum Closeout, dated May 18, 2017

10.6*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated as of December 20, 2012, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00037 HPAA Compressor MODBUS Link, dated June 28, 2017 and (ii) the Change Order CO-00038 Existing Facility Labor Provisional Sum Closure, dated August 24, 2017

10.7*
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between Sabine Pass Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00021 Soils Preparation Provisional Sum Partial True-Up RECON 3, dated August 24, 2017

10.8
Change orders to the Fixed Price Separated Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Stage 1 Liquefaction Facility, dated as of December 6, 2013, between Corpus Christi Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00036 Security Fencing Revisions, 138kV Overhead Power Stop Work, Additional Permanent Plant Access Control System Changes, and Wet/Dry Flare Expansion Loop Relocation, dated August 3, 2017 and (ii) the Change Order CO-00037 9% Nickel Lump Sum Conversion, dated September 14, 2017 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.50 to CCH’s Registration Statement on Form S-4 (SEC File No. 333-221307), filed on November 2, 2017)

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

CHENIERE ENERGY, INC.

Date:	November 8, 2017	By:	/s/ Michael J. Wortley
Michael J. Wortley
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	November 8, 2017	By:	/s/ Leonard Travis
Leonard Travis
Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)