Form 10-Q
period 2018-06-30
CHENIERE ENERGY INC
filed 2018-08-09
CIK 3570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2018
OR
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of August 3, 2018, the issuer had 248,186,474 shares of Common Stock outstanding.

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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of June 30, 2018, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

Cheniere Energy, Inc.
("Cheniere")
(NYSE American: LNG)
100% Interest
Cheniere Marketing International LLP
("Cheniere Marketing")
100% Economic Interest
Non-Economic Voting Interest
91.9% Interest
Cheniere Energy Partners LP Holdings, LLC
("Cheniere Holdings")
(NYSE American: CQH)
Public Shareholders 8.1%
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
Unless the context requires otherwise, references to the “CCH Group” refer to CCH HoldCo II, CCH HoldCo I, CCH, CCL and CCP, collectively.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	June 30,	December 31,
	2018	2017
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$874	$722
Restricted cash	2,386	1,880
Accounts and other receivables	278	369
Accounts receivable—related party	2	2
Inventory	233	243
Derivative assets	37	57
Other current assets	156	96
Total current assets	3,966	3,369

Non-current restricted cash	11	11
Property, plant and equipment, net	25,760	23,978
Debt issuance costs, net	97	149
Non-current derivative assets	107	34
Goodwill	77	77
Other non-current assets, net	309	288
Total assets	$30,327	$27,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$29	$25
Accrued liabilities	1,382	1,078
Current debt	137	—
Deferred revenue	99	111
Derivative liabilities	81	37
Total current liabilities	1,728	1,251

Long-term debt, net	26,782	25,336
Non-current deferred revenue	—	1
Non-current derivative liabilities	24	19
Other non-current liabilities	59	59

Commitments and contingencies (see Note 15)

Stockholders’ equity
Preferred stock, $0.0001 par value, 5.0 million shares authorized, none issued	—	—
Common stock, $0.003 par value
Authorized: 480.0 million shares at June 30, 2018 and December 31, 2017
Issued: 260.7 million shares and 250.1 million shares at June 30, 2018 and December 31, 2017, respectively
Outstanding: 248.1 million shares and 237.6 million shares at June 30, 2018 and December 31, 2017, respectively	1	1
Treasury stock: 12.6 million shares and 12.5 million shares at June 30, 2018 and December 31, 2017, respectively, at cost	(394)	(386)
Additional paid-in-capital	3,664	3,248
Accumulated deficit	(4,288)	(4,627)
Total stockholders’ deficit	(1,017)	(1,764)
Non-controlling interest	2,751	3,004
Total equity	1,734	1,240
Total liabilities and equity	$30,327	$27,906

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
LNG revenues	$1,442	$1,171	$3,608	$2,314
Regasification revenues	65	65	130	130
Other revenues	33	4	43	7
Other—related party	3	1	4	1
Total revenues	1,543	1,241	3,785	2,452

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	873	692	2,051	1,316
Operating and maintenance expense	147	117	287	195
Development expense	3	1	4	4
Selling, general and administrative expense	73	61	140	115
Depreciation and amortization expense	111	90	220	160
Restructuring expense	—	—	—	6
Impairment expense and loss on disposal of assets	—	6	—	6
Total operating costs and expenses	1,207	967	2,702	1,802

Income from operations	336	274	1,083	650

Other income (expense)
Interest expense, net of capitalized interest	(216)	(188)	(432)	(353)
Loss on modification or extinguishment of debt	(15)	(33)	(15)	(75)
Derivative gain (loss), net	32	(36)	109	(35)
Other income	10	5	17	7
Total other expense	(189)	(252)	(321)	(456)

Income before income taxes and non-controlling interest	147	22	762	194
Income tax benefit (provision)	3	(1)	(12)	(1)
Net income	150	21	750	193
Less: net income attributable to non-controlling interest	168	306	411	424
Net income (loss) attributable to common stockholders	$(18)	$(285)	$339	$(231)

Net income (loss) per share attributable to common stockholders—basic	$(0.07)	$(1.23)	$1.42	$(0.99)
Net income (loss) per share attributable to common stockholders—diluted	$(0.07)	$(1.23)	$1.40	$(0.99)

Weighted average number of common shares outstanding—basic	242.8	232.5	239.2	232.4
Weighted average number of common shares outstanding—diluted	242.8	232.5	241.7	232.4

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Total Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total Equity
	Shares	Par Value Amount	Shares	Amount
Balance at December 31, 2017	237.6	$1	12.5	$(386)	$3,248	$(4,627)	$3,004	$1,240
Issuances of restricted stock	0.3	—	—	—	—	—	—	—
Issuance of stock to acquire additional interest in Cheniere Holdings	10.3	—	—	—	376	—	(376)	—
Share-based compensation	—	—	—	—	39	—	—	39
Shares repurchased related to share-based compensation	(0.1)	—	0.1	(8)	—	—	—	(8)
Net income attributable to non-controlling interest	—	—	—	—	—	—	411	411
Equity portion of convertible notes, net	—	—	—	—	1	—	—	1
Distributions to non-controlling interest	—	—	—	—	—	—	(288)	(288)
Net income	—	—	—	—	—	339	—	339
Balance at June 30, 2018	248.1	$1	12.6	$(394)	$3,664	$(4,288)	$2,751	$1,734

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income	$750	$193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	220	160
Share-based compensation expense	58	46
Non-cash interest expense	30	38
Amortization of debt issuance costs, deferred commitment fees, premium and discount	35	35
Loss on modification or extinguishment of debt	15	75
Total losses on derivatives, net	4	79
Net cash used for settlement of derivative instruments	(8)	(55)
Impairment expense and loss on disposal of assets	—	6
Other	(5)	(3)
Changes in operating assets and liabilities:
Accounts and other receivables	80	(63)
Accounts receivable—related party	—	(1)
Inventory	10	17
Other current assets	(61)	(21)
Accounts payable and accrued liabilities	(132)	45
Deferred revenue	(13)	(10)
Other, net	(1)	(5)
Net cash provided by operating activities	982	536

Cash flows from investing activities
Property, plant and equipment, net	(1,508)	(2,338)
Investment in equity method investment	—	(41)
Other	16	22
Net cash used in investing activities	(1,492)	(2,357)

Cash flows from financing activities
Proceeds from issuances of debt	1,799	4,811
Repayments of debt	(281)	(2,163)
Debt issuance and deferred financing costs	(46)	(67)
Debt extinguishment costs	(8)	—
Distributions and dividends to non-controlling interest	(288)	(40)
Payments related to tax withholdings for share-based compensation	(8)	(3)
Net cash provided by financing activities	1,168	2,538

Net increase in cash, cash equivalents and restricted cash	658	717
Cash, cash equivalents and restricted cash—beginning of period	2,613	1,827
Cash, cash equivalents and restricted cash—end of period	$3,271	$2,544
Balances per Consolidated Balance Sheet:

June 30, 2018
Cash and cash equivalents	$874
Restricted cash	2,386
Non-current restricted cash	11
Total cash, cash equivalents and restricted cash	$3,271

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We are currently developing and constructing two natural gas liquefaction and export facilities. The Sabine Pass LNG terminal is located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast. Cheniere Partners is developing, constructing and operating natural gas liquefaction facilities (the “SPL Project”) at the Sabine Pass LNG terminal adjacent to the existing regasification facilities (described below) through a wholly owned subsidiary, SPL. Cheniere Partners plans to construct up to six Trains, which are in various stages of development, construction and operations. Trains 1 through 4 are operational, Train 5 is undergoing commissioning and Train 6 is being commercialized and has all necessary regulatory approvals in place. The Sabine Pass LNG terminal has operational regasification facilities owned by Cheniere Partners’ wholly owned subsidiary, SPLNG, and a 94-mile pipeline that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines owned by Cheniere Partners’ wholly owned subsidiary, CTPL.

We are developing and constructing a second natural gas liquefaction and export facility at the Corpus Christi LNG terminal, which is on nearly 2,000 acres of land that we own or control near Corpus Christi, Texas, and a pipeline facility (collectively, the “CCL Project”) through wholly owned subsidiaries CCL and CCP, respectively. The CCL Project is being developed in stages. The first stage includes Trains 1 and 2, two LNG storage tanks, one complete marine berth and a second partial berth and all of the CCL Project’s necessary infrastructure facilities (“Stage 1”). The second stage includes Train 3, one LNG storage tank and the completion of the second partial berth (“Stage 2”). The CCL Project also includes a 23-mile natural gas supply pipeline that will interconnect the Corpus Christi LNG terminal with several interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline”). Stages 1 and 2 are currently under construction, and construction of the Corpus Christi Pipeline was completed in the second quarter of 2018. Train 1 recently commenced commissioning activities.

Additionally, separate from the CCH Group, we are developing an expansion of the Corpus Christi LNG terminal adjacent to the CCL Project and recently filed an application with FERC for seven midscale Trains with an expected aggregate nominal production capacity of approximately 9.5 mtpa. We remain focused on leveraging infrastructure through the expansion of our existing sites. We are also in various stages of developing other projects, including infrastructure projects in support of natural gas supply and LNG demand, which, among other things, will require acceptable commercial and financing arrangements before we make a final investment decision (“FID”).

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

On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequent amendments thereto (“ASC 606”) using the full retrospective method. The adoption of ASC 606 represents a change in accounting principle that will provide financial statement readers with enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The adoption of ASC 606 did not impact our previously reported consolidated financial statements in any prior period nor did it result in a cumulative effect adjustment to retained earnings.

Results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2018.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 2—RESTRICTED CASH

Restricted cash consists of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. As of June 30, 2018 and December 31, 2017, restricted cash consisted of the following (in millions):

	June 30,	December 31,
	2018	2017
Current restricted cash
SPL Project	$846	$544
Cheniere Partners and cash held by guarantor subsidiaries	675	1,045
CCL Project	678	227
Cash held by our subsidiaries restricted to Cheniere	187	64
Total current restricted cash	$2,386	$1,880

Non-current restricted cash
Other	$11	$11

Under Cheniere Partners’ $2.8 billion credit facilities (the “CQP Credit Facilities”), Cheniere Partners, as well as Cheniere Investments, Sabine Pass LNG-LP, LLC, SPLNG and CTPL as Cheniere Partners’ guarantor subsidiaries, are subject to limitations on the use of cash under the terms of the CQP Credit Facilities and the related depositary agreement governing the extension of credit to Cheniere Partners. Specifically, Cheniere Partners, Cheniere Investments, SPLNG and CTPL may only withdraw funds from collateral accounts held at a designated depositary bank on a monthly basis and for specific purposes, including for the payment of operating expenses. In addition, distributions and capital expenditures may only be made quarterly and are subject to certain restrictions.

NOTE 3—ACCOUNTS AND OTHER RECEIVABLES

As of June 30, 2018 and December 31, 2017, accounts and other receivables consisted of the following (in millions):

	June 30,	December 31,
	2018	2017
Trade receivables
SPL	$219	$185
Cheniere Marketing	34	163
Other accounts receivable	25	21
Total accounts and other receivables	$278	$369

Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of SPL’s debt holders, SPL is required to deposit all cash received into reserve accounts controlled by the collateral trustee.  The usage or withdrawal of such cash is restricted to the payment of liabilities related to the SPL Project and other restricted payments.

NOTE 4—INVENTORY

As of June 30, 2018 and December 31, 2017, inventory consisted of the following (in millions):

	June 30,	December 31,
	2018	2017
Natural gas	$14	$17
LNG	31	44
LNG in-transit	126	130
Materials and other	62	52
Total inventory	$233	$243

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consists of LNG terminal costs and fixed assets and other, as follows (in millions):

	June 30,	December 31,
	2018	2017
LNG terminal costs
LNG terminal	$13,101	$12,687
LNG terminal construction-in-process	13,511	11,932
LNG site and related costs	86	86
Accumulated depreciation	(1,087)	(882)
Total LNG terminal costs, net	25,611	23,823
Fixed assets and other
Computer and office equipment	17	14
Furniture and fixtures	19	19
Computer software	96	92
Leasehold improvements	41	41
Land	59	59
Other	17	16
Accumulated depreciation	(100)	(86)
Total fixed assets and other, net	149	155
Property, plant and equipment, net	$25,760	$23,978

Depreciation expense was $111 million and $89 million during the three months ended June 30, 2018 and 2017, respectively, and $219 million and $159 million during the six months ended June 30, 2018 and 2017, respectively.

We realized offsets to LNG terminal costs of $39 million and $170 million in the three and six months ended June 30, 2017, respectively, that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of the respective Train of the SPL Project, during the testing phase for its construction. We did not realize any offsets to LNG terminal costs in the three and six months ended June 30, 2018.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, which are classified as derivative assets, non-current derivative assets, derivative liabilities or non-current derivative liabilities in our Consolidated Balance Sheets (in millions).

	Fair Value Measurements as of
	June 30, 2018				December 31, 2017
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
CQP Interest Rate Derivatives asset	$—	$29	$—	$29	$—	$21	$—	$21
CCH Interest Rate Derivatives asset (liability)	—	70	—	70	—	(32)	—	(32)
Liquefaction Supply Derivatives asset (liability)	—	(4)	12	8	2	10	43	55
LNG Trading Derivatives asset (liability)	(51)	(27)	—	(78)	(13)	5	—	(8)
FX Derivatives asset (liability)	—	10	—	10	—	(1)	—	(1)

There have been no changes to our evaluation of and accounting for our derivative positions during the six months ended June 30, 2018. See Note 7—Derivative Instruments of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2017 for additional information.

We value our Interest Rate Derivatives using an income-based approach utilizing observable inputs to the valuation model including interest rate curves, risk adjusted discount rates, credit spreads and other relevant data. We value our LNG Trading Derivatives and our Liquefaction Supply Derivatives using a market based approach incorporating present value techniques, as needed, using observable commodity price curves, when available, and other relevant data. We value our FX Derivatives with a market approach using observable FX rates and other relevant data.

The fair value of our Physical Liquefaction Supply Derivatives is predominantly driven by market commodity basis prices and, as applicable to our natural gas supply contracts, our assessment of the associated conditions precedent, including evaluating whether the respective market is available as pipeline infrastructure is developed. Upon the satisfaction of conditions precedent, including completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow, we recognize a gain or loss based on the fair value of the respective natural gas supply contracts.

We include a portion of our Physical Liquefaction Supply Derivatives as Level 3 within the valuation hierarchy as the fair value is developed through the use of internal models which may be impacted by inputs that are unobservable in the marketplace. The curves used to generate the fair value of our Physical Liquefaction Supply Derivatives are based on basis adjustments applied to forward curves for a liquid trading point. In addition, there may be observable liquid market basis information in the near term, but terms of a Physical Liquefaction Supply Derivatives contract may exceed the period for which such information is available, resulting in a Level 3 classification. In these instances, the fair value of the contract incorporates extrapolation assumptions made in the determination of the market basis price for future delivery periods in which applicable commodity basis prices were either not observable or lacked corroborative market data. As of June 30, 2018 and December 31, 2017, some of our Physical Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure is under development to accommodate marketable physical gas flow.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The Level 3 fair value measurements of natural gas positions within our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas market basis spreads due to the contractual notional amount represented by our Level 3 positions, which is a substantial portion of our overall Physical Liquefaction Supply portfolio. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of June 30, 2018:

	Net Fair Value Asset (in millions)	Valuation Approach	Significant Unobservable Input	Significant Unobservable Inputs Range
Physical Liquefaction Supply Derivatives	$12	Market approach incorporating present value techniques	Basis Spread	$(0.934) - $0.180

The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the three and six months ended June 30, 2018 and 2017 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance, beginning of period	$10	$41	$43	$79
Realized and mark-to-market losses:
Included in cost of sales	(1)	(1)	(12)	(40)
Purchases and settlements:
Purchases	6	2	6	5
Settlements	(4)	(2)	(25)	(4)
Transfers out of Level 3 (1)	1	—	—	—
Balance, end of period	$12	$40	$12	$40
Change in unrealized gains relating to instruments still held at end of period	$(1)	$(1)	$(12)	$(40)

(1)    Transferred to Level 2 as a result of observable market for the underlying natural gas purchase agreements.

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

Interest Rate Derivatives

During the six months ended June 30, 2018, there were no changes to the terms of the interest rate swaps (“CQP Interest Rate Derivatives”) entered into by CQP to hedge a portion of the variable interest payments on its CQP Credit Facilities. See Note 7—Derivative Instruments of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2017 for additional information.

CCH has entered into interest rate swaps (“CCH Interest Rate Derivatives”) to hedge a portion of the variable interest payments on its credit facility (the “CCH Credit Facility”). In June 2018, CCH settled a portion of the CCH Interest Rate Derivatives and recognized a derivative gain of $5 million upon the termination of interest rate swaps associated with the amendment of the CCH Credit Facility, as discussed in Note 10—Debt. In May 2017, CCH settled a portion of the CCH Interest Rate Derivatives and recognized a derivative loss of $13 million in conjunction with the termination of approximately $1.4 billion of commitments under the CCH Credit Facility.

SPL had entered into interest rate swaps (“SPL Interest Rate Derivatives”) to protect against volatility of future cash flows and hedge a portion of the variable interest payments on the credit facilities it entered into in June 2015 (the “SPL Credit Facilities”), based on a portion of the expected outstanding borrowings over the term of the SPL Credit Facilities. In March 2017, SPL settled the SPL Interest Rate Derivatives and recognized a derivative loss of $7 million in conjunction with the termination of approximately $1.6 billion of commitments under the SPL Credit Facilities.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

As of June 30, 2018, we had the following Interest Rate Derivatives outstanding:

	Initial Notional Amount	Maximum Notional Amount	Effective Date	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
CQP Interest Rate Derivatives	$225 million	$1.3 billion	March 22, 2016	February 29, 2020	1.19%	One-month LIBOR
CCH Interest Rate Derivatives	$29 million	$4.7 billion	May 20, 2015	May 31, 2022	2.30%	One-month LIBOR

The following table shows the fair value and location of our Interest Rate Derivatives on our Consolidated Balance Sheets (in millions):

	June 30, 2018			December 31, 2017
	CQP Interest Rate Derivatives	CCH Interest Rate Derivatives	Total	CQP Interest Rate Derivatives	CCH Interest Rate Derivatives	Total
Consolidated Balance Sheet Location
Derivative assets	$14	$4	$18	$7	$—	$7
Non-current derivative assets	15	66	81	14	3	17
Total derivative assets	29	70	99	21	3	24

Derivative liabilities	—	—	—	—	(20)	(20)
Non-current derivative liabilities	—	—	—	—	(15)	(15)
Total derivative liabilities	—	—	—	—	(35)	(35)

Derivative asset (liability), net	$29	$70	$99	$21	$(32)	$(11)

The following table shows the changes in the fair value and settlements of our Interest Rate Derivatives recorded in derivative gain (loss), net on our Consolidated Statements of Operations during the three and six months ended June 30, 2018 and 2017 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
CQP Interest Rate Derivatives gain (loss)	$3	$(3)	$11	$(1)
CCH Interest Rate Derivatives gain (loss)	29	(33)	98	(32)
SPL Interest Rate Derivatives loss	—	—	—	(2)

Commodity Derivatives

SPL and CCL have entered into index-based physical natural gas supply contracts and associated economic hedges, if applicable, to purchase natural gas for the commissioning and operation of the SPL Project and the CCL Project. The terms of the noncurrent physical natural gas supply contracts range from approximately one to eight years, some of which commence upon the satisfaction of certain conditions precedent, if not already met.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the fair value and location of our Liquefaction Supply Derivatives and LNG Trading Derivatives (collectively, “Commodity Derivatives”) on our Consolidated Balance Sheets (in millions, except notional amount):

	June 30, 2018			December 31, 2017
	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives (2)	Total	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives (2)	Total
Consolidated Balance Sheet Location
Derivative assets	$7	$6	$13	$41	$9	$50
Non-current derivative assets	18	4	22	17	—	17
Total derivative assets	25	10	35	58	9	67

Derivative liabilities	(8)	(73)	(81)	—	(17)	(17)
Non-current derivative liabilities	(9)	(15)	(24)	(3)	—	(3)
Total derivative liabilities	(17)	(88)	(105)	(3)	(17)	(20)

Derivative asset (liability), net	$8	$(78)	$(70)	$55	$(8)	$47

Notional amount (in TBtu) (3)	3,145	23		2,539	25

(1)
Does not include collateral calls of $6 million and $1 million for such contracts, which are included in other current assets in our Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, respectively.

(2)
Does not include collateral of $75 million and $28 million deposited for such contracts, which are included in other current assets in our Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, respectively.

(3)
SPL had secured up to approximately 2,163 TBtu and 2,214 TBtu and CCL has secured up to approximately 2,431 TBtu and 2,024 TBtu of natural gas feedstock through natural gas supply contracts as of June 30, 2018 and December 31, 2017, respectively.

The following table shows the changes in the fair value, settlements and location of our Commodity Derivatives recorded on our Consolidated Statements of Operations during the three and six months ended June 30, 2018 and 2017 (in millions):

	Consolidated Statements of Operations Location (1)	Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
LNG Trading Derivatives gain (loss)	LNG revenues	$(76)	$2	$(70)	$(4)
Liquefaction Supply Derivatives loss (2)	Cost of sales	3	1	53	40

(1)
Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

(2)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

FX Derivatives

The following table shows the fair value and location of our FX Derivatives on our Consolidated Balance Sheets (in millions):

		Fair Value Measurements as of
	Consolidated Balance Sheet Location	June 30, 2018	December 31, 2017
FX Derivatives	Derivative assets	$6	$—
FX Derivatives	Non-current derivative assets	4	—
FX Derivatives	Non-current derivative liabilities	—	(1)

The total notional amount of our FX Derivatives was $186 million and $27 million as of June 30, 2018 and December 31, 2017, respectively.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the changes in the fair value of our FX Derivatives recorded on our Consolidated Statements of Operations during the three and six months ended June 30, 2018 and 2017 (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
	Consolidated Statement of Operations Location	2018	2017	2018	2017
FX Derivatives gain	LNG revenues	$12	$—	$10	$—

Consolidated Balance Sheet Presentation

Our derivative instruments are presented on a net basis on our Consolidated Balance Sheets as described above. The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions):

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of June 30, 2018
CQP Interest Rate Derivatives	$29	$—	$29
CCH Interest Rate Derivatives	72	(2)	70
Liquefaction Supply Derivatives	30	(5)	25
Liquefaction Supply Derivatives	(26)	9	(17)
LNG Trading Derivatives	25	(15)	10
LNG Trading Derivatives	(139)	51	(88)
FX Derivatives	13	(3)	10
FX Derivatives	(5)	5	—
As of December 31, 2017
CQP Interest Rate Derivatives	$21	$—	$21
CCH Interest Rate Derivatives	3	—	3
CCH Interest Rate Derivatives	(35)	—	(35)
Liquefaction Supply Derivatives	64	(6)	58
Liquefaction Supply Derivatives	(3)	—	(3)
LNG Trading Derivatives	9	—	9
LNG Trading Derivatives	(37)	20	(17)
FX Derivatives	(1)	—	(1)

NOTE 7—OTHER NON-CURRENT ASSETS

As of June 30, 2018 and December 31, 2017, other non-current assets, net consisted of the following (in millions):

	June 30,	December 31,
	2018	2017
Advances made under EPC and non-EPC contracts	$49	$26
Advances made to municipalities for water system enhancements	96	97
Advances and other asset conveyances to third parties to support LNG terminals	44	48
Tax-related payments and receivables	26	29
Equity method investments	64	64
Other	30	24
Total other non-current assets, net	$309	$288

Equity Method Investments

Our equity method investments consist of interests in privately-held companies. In 2017, we acquired an equity interest in Midship Holdings, LLC (“Midship Holdings”), which manages the business and affairs of Midship Pipeline Company, LLC (“Midship Pipeline”). Midship Pipeline is pursuing the development, construction, operation and maintenance of an approximately 200-mile natural gas pipeline project (the “Midship Project”) that connects new production in the Anadarko Basin to Gulf Coast markets. Midship Holdings entered into agreements with investment funds managed by EIG Global Energy Partners (“EIG”) under which EIG-managed funds committed to make an investment of up to $500 million (the “EIG Investment”) in the Midship Project, subject to the terms and conditions contained in the applicable agreements. The EIG Investment, when combined with

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

equity contributed by us, is intended to ensure the Midship Project has the equity funding expected to be required to develop and construct the project. Midship Holdings requires acceptable financing arrangements and regulatory and other approvals before construction of the proposed Midship Project commences.

We have determined that Midship Holdings is a variable interest entity (“VIE”) because it is thinly capitalized at formation such that the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support. We do not consolidate Midship Holdings because we do not have power to direct the activities that most significantly impact its economic performance. We continually monitor both consolidated and unconsolidated VIEs to determine if any events have occurred that could cause a change in our identification of a VIE or determination of the primary beneficiary to a VIE. We account for our investment in Midship Holdings under the equity method as we have the ability to exercise significant influence over the operating and financial policies of Midship Holdings through our non-controlling voting rights on its board of managers. Our investment in Midship Holdings was $55 million at both June 30, 2018 and December 31, 2017. We anticipate electing to make additional investments in Midship Holdings after June 30, 2018, but we do not expect those contributions to be significant.

Cheniere LNG O&M Services, LLC (“O&M Services”), our wholly owned subsidiary, provides the development, construction, operation and maintenance services associated with the Midship Project pursuant to agreements in which O&M Services receives an agreed upon fee and reimbursement of costs incurred. O&M Services recorded $3 million and $1 million in the three months ended June 30, 2018 and 2017, respectively, and $4 million and $1 million in the six months ended June 30, 2018 and 2017, respectively, of income in other—related party and $2 million of accounts receivable—related party as of both June 30, 2018 and December 31, 2017 for services provided to Midship Pipeline under these agreements. CCL has entered into a transportation precedent agreement with Midship Pipeline to secure firm pipeline transportation capacity for a period of 10 years following commencement of the Midship Project. In May 2018, CCL issued a letter of credit to Midship Pipeline for drawings up to an aggregate maximum amount of $16 million. Midship Pipeline has not made any drawings on this letter of credit as of June 30, 2018.

NOTE 8—NON-CONTROLLING INTEREST

As of June 30, 2018 and December 31, 2017, we owned 91.9% and 82.7%, respectively, of Cheniere Holdings as well as the director voting share, with the remaining non-controlling interest held by the public. During the six months ended June 30, 2018, we acquired common shares representing limited liability company interests in Cheniere Holdings, pursuant to a privately negotiated stock-for-stock exchange transaction. Because the transaction represented a combination of ownership interests under common control, changes in Cheniere’s ownership interest in Cheniere Holdings were accounted for as an equity transaction and no gain or loss was recognized.

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

NOTE 9—ACCRUED LIABILITIES

As of June 30, 2018 and December 31, 2017, accrued liabilities consisted of the following (in millions):

	June 30,	December 31,
	2018	2017
Interest costs and related debt fees	$385	$397
Compensation and benefits	75	141
LNG terminals and related pipeline costs	870	490
Other accrued liabilities	52	50
Total accrued liabilities	$1,382	$1,078

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 10—DEBT

As of June 30, 2018 and December 31, 2017, our debt consisted of the following (in millions):

	June 30,	December 31,
	2018	2017
Long-term debt:
SPL
5.625% Senior Secured Notes due 2021 (“2021 SPL Senior Notes”)	$2,000	$2,000
6.25% Senior Secured Notes due 2022 (“2022 SPL Senior Notes”)	1,000	1,000
5.625% Senior Secured Notes due 2023 (“2023 SPL Senior Notes”)	1,500	1,500
5.75% Senior Secured Notes due 2024 (“2024 SPL Senior Notes”)	2,000	2,000
5.625% Senior Secured Notes due 2025 (“2025 SPL Senior Notes”)	2,000	2,000
5.875% Senior Secured Notes due 2026 (“2026 SPL Senior Notes”)	1,500	1,500
5.00% Senior Secured Notes due 2027 (“2027 SPL Senior Notes”)	1,500	1,500
4.200% Senior Secured Notes due 2028 (“2028 SPL Senior Notes”)	1,350	1,350
5.00% Senior Secured Notes due 2037 (“2037 SPL Senior Notes”)	800	800
Cheniere Partners
5.250% Senior Notes due 2025 (“2025 CQP Senior Notes”)	1,500	1,500
CQP Credit Facilities	1,090	1,090
CCH
7.000% Senior Secured Notes due 2024 (“2024 CCH Senior Notes”)	1,250	1,250
5.875% Senior Secured Notes due 2025 (“2025 CCH Senior Notes”)	1,500	1,500
5.125% Senior Secured Notes due 2027 (“2027 CCH Senior Notes”)	1,500	1,500
CCH Credit Facility	3,891	2,485
CCH HoldCo II
11.0% Convertible Senior Notes due 2025 (“2025 CCH HoldCo II Convertible Senior Notes”)	1,378	1,305
Cheniere
4.875% Convertible Unsecured Notes due 2021 (“2021 Cheniere Convertible Unsecured Notes”)	1,189	1,161
4.25% Convertible Senior Notes due 2045 (“2045 Cheniere Convertible Senior Notes”)	625	625
$750 million Cheniere Revolving Credit Facility (“Cheniere Revolving Credit Facility”)	—	—
Unamortized premium, discount and debt issuance costs, net	(791)	(730)
Total long-term debt, net	26,782	25,336

Current debt:
$1.2 billion SPL Working Capital Facility (“SPL Working Capital Facility”)	—	—
$1.2 billion CCH Working Capital Facility (“CCH Working Capital Facility”)	14	—
Cheniere Marketing trade finance facilities	123	—
Total current debt	137	—

Total debt, net	$26,919	$25,336

2018 Debt Issuances

CCH Credit Facility

In May 2018, CCH amended and restated the CCH Credit Facility to increase total commitments under the credit facility to $6.1 billion. The proceeds will be used to fund a portion of the costs of developing, constructing and placing into service the three Trains and the related facilities of the CCL Project and for related business purposes.

The CCH Credit Facility matures on June 30, 2024, with principal payments due quarterly commencing on the earlier of (1) the first quarterly payment date occurring more than three calendar months following the completion of Trains 1 through 3 of the CCL Project as defined in the common terms agreement and (2) a set date determined by reference to the date under which a

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

certain LNG buyer linked to the last Train of the CCL Project to become operational is entitled to terminate its SPA for failure to achieve the date of first commercial delivery for that agreement. Scheduled repayments will be based upon a 19-year tailored amortization, commencing the first full quarter after the completion of Trains 1 through 3 and designed to achieve a minimum projected fixed debt service coverage ratio of 1.50:1.

Loans under the CCH Credit Facility accrue interest at a variable rate per annum equal to, at CCH’s election, LIBOR or the base rate, plus the applicable margin. The applicable margins for LIBOR loans is 1.75% and for base rate loans is 0.75%. Interest on LIBOR loans is due and payable at the end of each applicable interest period and interest on base rate loans is due and payable at the end of each quarter. CCH is required to pay certain upfront fees to the agents and lenders under the CCH Credit Facility together with additional transaction fees and expenses in the aggregate amount of $53 million.

All other terms of the CCH Credit Facility substantially remained the same, as described in Note 12—Debt of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2017. The amendment and restatement of the CCH Credit Facility resulted in the recognition of $15 million of debt modification and extinguishment costs during the three and six months ended June 30, 2018 relating to the incurrence of third party fees and write off of unamortized debt issuance costs.

CCH Working Capital Facility

In June 2018, CCH amended and restated the CCH Working Capital Facility to increase total commitments under the working capital facility to $1.2 billion. The proceeds will be used for certain working capital requirements related to developing and placing into operations the CCL Project and for related business purposes.

Loans under the CCH Working Capital Facility accrue interest at a variable rate per annum equal to LIBOR or the base rate plus the applicable margin. The applicable margin for LIBOR loans ranges from 1.25% to 1.75% per annum, and the applicable margin for base rate loans ranges from 0.25% to 0.75% per annum. CCH is required to pay certain upfront fees to the agents and lenders under the CCH Working Capital Facility together with additional transaction fees and expenses in the aggregate amount of $14 million.

The CCH Working Capital Facility matures on June 29, 2023. All other terms of the CCH Working Capital Facility substantially remained the same, as described in Note 12—Debt of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2017.

2025 CCH HoldCo II Convertible Senior Notes

In May 2018, the amended and restated note purchase agreement under which the 2025 CCH HoldCo II Convertible Senior Notes were issued was subsequently amended in connection with commercialization and financing of Train 3 of the CCL Project.  All terms of the 2025 CCH HoldCo II Convertible Senior Notes substantially remained the same, as described in Note 12—Debt of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2017.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Credit Facilities

Below is a summary of our credit facilities outstanding as of June 30, 2018 (in millions):

	SPL Working Capital Facility	CQP Credit Facilities	CCH Credit Facility	CCH Working Capital Facility	Cheniere Revolving Credit Facility
Original facility size	$1,200	$2,800	$8,404	$350	$750
Incremental commitments	—	—	1,566	850	—
Less:
Outstanding balance	—	1,090	3,891	14	—
Commitments prepaid or terminated	—	1,470	3,832	—	—
Letters of credit issued	683	20	—	305	—
Available commitment	$517	$220	$2,247	$881	$750

Interest rate	LIBOR plus 1.75% or base rate plus 0.75%	LIBOR plus 2.25% or base rate plus 1.25% (1)	LIBOR plus 1.75% or base rate plus 0.75%	LIBOR plus 1.25% - 1.75% or base rate plus 0.25% - 0.75%	LIBOR plus 3.25% or base rate plus 2.25%
Maturity date	December 31, 2020, with various terms for underlying loans	February 25, 2020, with principal payments due quarterly commencing on March 31, 2019	June 30, 2024	June 29, 2023	March 2, 2021

(1)	There is a 0.50% step-up for both LIBOR and base rate loans beginning on February 25, 2019.

Convertible Notes

Below is a summary of our convertible notes outstanding as of June 30, 2018 (in millions):

	2021 Cheniere Convertible Unsecured Notes	2025 CCH HoldCo II Convertible Senior Notes	2045 Cheniere Convertible Senior Notes
Aggregate original principal	$1,000	$1,000	$625
Debt component, net of discount and debt issuance costs	$1,081	$1,350	$310
Equity component	$207	$—	$194
Interest payment method	Paid-in-kind	Paid-in-kind (1)	Cash
Conversion by us (2)	—	(3)	(4)
Conversion by holders (2)	(5)	(6)	(7)
Conversion basis	Cash and/or stock	Stock	Cash and/or stock
Conversion value in excess of principal	$—	$—	$—
Maturity date	May 28, 2021	March 1, 2025	March 15, 2045
Contractual interest rate	4.875%	11.0%	4.25%
Effective interest rate (8)	8.4%	11.9%	9.4%
Remaining debt discount and debt issuance costs amortization period (9)	2.9 years	2.3 years	26.7 years

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

Restrictive Debt Covenants

As of June 30, 2018, each of our issuers was in compliance with all covenants related to their respective debt agreements.

Interest Expense

Total interest expense, including interest expense related to our convertible notes, consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest cost on convertible notes:
Interest per contractual rate	$58	$54	$116	$107
Amortization of debt discount	8	7	16	14
Amortization of debt issuance costs	2	2	4	3
Total interest cost related to convertible notes	68	63	136	124
Interest cost on debt excluding convertible notes	344	314	680	607
Total interest cost	412	377	816	731
Capitalized interest	(196)	(189)	(384)	(378)
Total interest expense, net	$216	$188	$432	$353

Fair Value Disclosures

The following table shows the carrying amount, which is net of unamortized premium, discount and debt issuance costs, and estimated fair value of our debt (in millions):

	June 30, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes (1)	$18,366	$19,153	$18,350	$20,075
2037 SPL Senior Notes (2)	790	837	790	871
Credit facilities (3)	5,022	5,022	3,574	3,574
2021 Cheniere Convertible Unsecured Notes (2)	1,081	1,233	1,040	1,136
2025 CCH HoldCo II Convertible Senior Notes (2)	1,350	1,547	1,273	1,535
2045 Cheniere Convertible Senior Notes (4)	310	496	309	447

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

(3)
Includes SPL Working Capital Facility, CQP Credit Facilities, CCH Credit Facility, CCH Working Capital Facility, Cheniere Revolving Credit Facility and Cheniere Marketing trade finance facilities. The Level 3 estimated fair value approximates the principal amount because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

(4)	The Level 1 estimated fair value was based on unadjusted quoted prices in active markets for identical liabilities that we had the ability to access at the measurement date.

NOTE 11—REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue earned from contracts with customers during the three and six months ended June 30, 2018 and 2017 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
LNG revenues	$1,472	$1,160	$3,615	$2,301
Regasification revenues	65	65	130	130
Other revenues	33	4	43	7
Other—related party	3	1	4	1
Total revenues from customers	1,573	1,230	3,792	2,439
Revenues from derivative instruments (1)	(30)	11	(7)	13
Total revenues	$1,543	$1,241	$3,785	$2,452

(1)	Includes the realized value associated with a portion of derivative instruments that settle through physical delivery.

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

We intend to primarily use LNG sourced from our Sabine Pass or Corpus Christi terminal to provide contracted volumes to our customers. However, we supplement this LNG with volumes procured from third parties. LNG revenues recognized from LNG that was procured from third parties was $76 million and $155 million for the three months ended June 30, 2018 and 2017, respectively, and $186 million and $204 million for the six months ended June 30, 2018 and 2017, respectively.

Revenues from the sale of LNG are recognized at a point in time when the LNG is delivered to the customer, either at the Sabine Pass LNG terminal or at the customer’s LNG receiving terminal, based on the terms of the contract, which is the point legal title, physical possession and the risks and rewards of ownership transfer to the customer. Each individual molecule of LNG is viewed as a separate performance obligation. The stated contract price (including both fixed and variable fees) per MMBtu in each LNG sales arrangement is representative of the stand-alone selling price for LNG at the time the sale was negotiated. We have concluded that the variable fees meet the optional exception for allocating variable consideration. As such, the variable

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

consideration for these contracts is allocated to each distinct molecule of LNG and recognized when that distinct molecule of LNG is delivered to the customer. Because of the use of the optional exception, variable consideration related to the sale of LNG is also not included in the transaction price.

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

Upon substantial completion of Train 3 of the SPL Project, SPL gained access to a portion of Total’s capacity and other services provided under Total’s TUA with SPLNG. Upon substantial completion of Train 5, SPL will gain access to substantially all of Total’s capacity. Notwithstanding any arrangements between Total and SPL, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA and we continue to recognize the payments received from Total as revenue. During the three months ended June 30, 2018 and 2017, SPL recorded $7 million and $8 million, respectively, and during the six months ended June 30, 2018 and 2017, SPL recorded $15 million and $8 million, respectively, as operating and maintenance expense under this partial TUA assignment agreement.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Deferred Revenue Reconciliation

The following table reflects the changes in our contract liabilities, which we classify as “Deferred revenue” on our Consolidated Balance Sheets (in millions):

Six Months Ended June 30, 2018
Deferred revenues, beginning of period	$111
Cash received but not yet recognized	99
Revenue recognized from prior period deferral	(111)
Deferred revenues, end of period	$99

We record deferred revenue when we receive consideration, or such consideration is unconditionally due from a customer, prior to transferring goods or services to the customer under the terms of a sales contract. Changes in deferred revenue during the six months ended June 30, 2018 are primarily attributable to differences between the timing of revenue recognition and the receipt of advance payments related to delivery of LNG under certain SPAs.

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2018:

	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$90.7	10.5
Regasification revenues	2.8	5.4
Total revenues	$93.5

(1)	The weighted average recognition timing represents an estimate of the number of years during which we shall have recognized half of the unsatisfied transaction price.

We have elected the following optional exemptions which omit certain potential future sources of revenue from the table above:

(1)	We omit from the table above all performance obligations that are part of a contract that has an original expected duration of one year or less.

(2)
We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The table above excludes all variable consideration under our SPAs and TUAs. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. The receipt of such variable consideration is considered constrained due to the uncertainty of ultimate pricing and receipt and we have not included such variable consideration in the transaction price. During each of the three and six months ended June 30, 2018, approximately 55% of our LNG revenues from contracts with a duration of over one year and approximately 3% of our regasification revenues were related to variable consideration received from customers.

We have entered into contracts to sell LNG that are conditioned upon one or both of the parties achieving certain milestones such as reaching FID on a certain liquefaction Train, obtaining financing or achieving substantial completion of a Train and any related facilities. These contracts are considered completed contracts for revenue recognition purposes and are included in the transaction price above when the conditions are considered probable of being met.

We have elected the practical expedient to omit the disclosure of the transaction price allocated to future performance obligations and an explanation of when the entity expects to recognize the amount as revenue as of December 31, 2017.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 12—INCOME TAXES

We recorded an income tax benefit of $3 million and an income tax provision of $1 million during the three months ended June 30, 2018 and 2017, respectively, and an income tax provision of $12 million and $1 million during the six months ended June 30, 2018 and 2017, respectively. Changes in the income tax recorded between comparative periods are primarily attributable to fluctuations in the profitability of our U.K. integrated marketing function.

The effective tax rates during the three and six months ended June 30, 2018 and 2017 were lower than the 21% and 35% federal statutory rates during the 2018 and 2017 interim periods, respectively, primarily as a result of maintaining a valuation allowance against our federal and state net deferred tax assets. Due to historical losses and other available evidence related to our ability to generate taxable income, we continue to maintain a valuation allowance against our federal and state net deferred tax assets at June 30, 2018.

NOTE 13—SHARE-BASED COMPENSATION

We have granted restricted stock shares, restricted stock units, performance stock units and phantom units to employees and non-employee directors under the Amended and Restated 2003 Stock Incentive Plan, as amended, the 2011 Incentive Plan, as amended (the “2011 Plan”), the 2015 Employee Inducement Incentive Plan and the 2015 Long-Term Cash Incentive Plan.

For the six months ended June 30, 2018, we granted 2.3 million restricted stock units and 0.2 million performance stock units at target performance under the 2011 Plan to certain employees. Restricted stock units are stock awards that vest over a two- to three-year service period and entitle the holder to receive shares of our common stock upon vesting, subject to restrictions on transfer and to a risk of forfeiture if the recipient terminates employment with us prior to the lapse of the restrictions. Performance stock units provide for three-year cliff vesting with payouts based on our cumulative distributable cash flow per share from January 1, 2018 through December 31, 2020 compared to a pre-established performance target. The number of shares that may be earned at the end of the vesting period ranges from 50 to 200 percent of the target award amount if the threshold performance is met. Both restricted stock units and performance stock units will be settled in Cheniere common stock (on a one-for-one basis) and are classified as equity awards.

Total share-based compensation consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Share-based compensation costs, pre-tax:
Equity awards	$22	$10	$39	$15
Liability awards	15	17	32	44
Total share-based compensation	37	27	71	59
Capitalized share-based compensation	(7)	(5)	(13)	(13)
Total share-based compensation expense	$30	$22	$58	$46
Tax benefit associated with share-based compensation expense	$—	$2	$2	$2

For further discussion of our equity incentive plans, see Note 16—Share-Based Compensation of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2017.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table reconciles basic and diluted weighted average common shares outstanding for the three and six months ended June 30, 2018 and 2017 (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average common shares outstanding:
Basic	242.8	232.5	239.2	232.4
Dilutive unvested stock	—	—	2.5	—
Diluted	242.8	232.5	241.7	232.4

Basic net income (loss) per share attributable to common stockholders	$(0.07)	$(1.23)	$1.42	$(0.99)
Diluted net income (loss) per share attributable to common stockholders	$(0.07)	$(1.23)	$1.40	$(0.99)

Potentially dilutive securities that were not included in the diluted net income (loss) per share computations because their effects would have been anti-dilutive were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Unvested stock (1)	5.2	1.3	2.6	1.3
Convertible notes (2)	17.2	16.6	17.2	16.6
Total potentially dilutive common shares	22.4	17.9	19.8	17.9

(1)
Does not include 0.4 million shares for each of the three and six months ended June 30, 2018 and 5.1 million shares for each of the three and six months ended June 30, 2017, of unvested stock because the performance conditions had not yet been satisfied as of June 30, 2018 and 2017, respectively.

(2)
Includes number of shares in aggregate issuable upon conversion of the 2021 Cheniere Convertible Unsecured Notes and the 2045 Cheniere Convertible Senior Notes. There were no shares included in the computation of diluted net income (loss) per share for the 2025 CCH HoldCo II Convertible Senior Notes because substantive non-market-based contingencies underlying the eligible conversion date have not been met as of June 30, 2018.

NOTE 15—COMMITMENTS AND CONTINGENCIES

We have various contractual obligations which are recorded as liabilities in our Consolidated Financial Statements. Other items, such as certain purchase commitments and other executed contracts which do not meet the definition of a liability as of June 30, 2018, are not recognized as liabilities but require disclosures in our Consolidated Financial Statements.

Obligations under Certain Guarantee Contracts

Cheniere and certain of its subsidiaries enter into guarantee arrangements in the normal course of business to facilitate transactions with third parties. These arrangements include financial guarantees, letters of credit and debt guarantees. As of June 30, 2018 and December 31, 2017, there were no liabilities recognized under these guarantee arrangements.

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

On July 27, 2017, the Parallax entities named as defendants in the Texas Federal Suit reurged their motion to dismiss and simultaneously filed counterclaims against CLNGT and third party claims against us for breach of contract, breach of fiduciary duty, promissory estoppel, quantum meruit and fraudulent inducement of the Secured Note and Pledge Agreement, based on substantially the same factual allegations Parallax Enterprises made in the Louisiana Suit. These Parallax entities also simultaneously filed an action styled Cause No. 2017-49685, Parallax Enterprises, LLC, et al. v. Cheniere Energy, Inc., et al., in the 61st District Court of Harris County, Texas (the “Texas State Suit”), which asserts substantially the same claims these entities asserted in the Texas Federal Suit. On July 31, 2017, CLNGT withdrew its opposition to the dismissal of the Texas Federal Suit without prejudice on jurisdictional grounds and the federal court subsequently dismissed the Texas Federal Suit without prejudice. We and CLNGT simultaneously filed an answer and counterclaims in the Texas State Suit, asserting the same claims CLNGT had previously asserted in the Texas Federal Suit. Additionally, CLNGT filed third party claims against Parallax principals Martin Houston, Christopher Bowen Daniels, Howard Candelet and Mark Evans, as well as Tellurian Investments, Inc., Driftwood LNG, LLC, Driftwood LNG Pipeline LLC and Tellurian Services LLC, formerly known as Parallax Services LLC, including claims for tortious interference with CLNGT’s collateral rights under the Secured Note and Pledge Agreement, fraudulent transfer, conspiracy/aiding and abetting. Discovery in the Texas State Suit is ongoing. Trial is currently set for September 2018. At a hearing on July 12, 2018, the court orally granted a motion for continuance but has not yet assigned a new trial date.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 16—CUSTOMER CONCENTRATION

The following table shows customers with revenues of 10% or greater of total third-party revenues and customers with accounts receivable balances of 10% or greater of total accounts receivable from third parties:

	Percentage of Total Third-Party Revenues				Percentage of Accounts Receivable from Third Parties
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2018	2017	2018	2017	2018	2017
Customer A	21%	24%	19%	28%	30%	28%
Customer B	17%	12%	14%	13%	17%	16%
Customer C	18%	*	22%	*	24%	14%
Customer D	16%	—%	11%	—%	*	—%
Customer E	—%	18%	*	19%	—%	—%
Customer F	*	*	*	*	—%	15%

* Less than 10%

NOTE 17—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Six Months Ended June 30,
	2018	2017
Cash paid during the period for interest, net of amounts capitalized	$282	$264
Contribution of assets to equity method investee	—	14

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities was $935 million and $364 million as of June 30, 2018 and 2017, respectively.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 18—RECENT ACCOUNTING STANDARDS

The following table provides a brief description of a recent accounting standard that had not been adopted by us as of June 30, 2018:

Standard	Description	Expected Date of Adoption	Effect on our Consolidated Financial Statements or Other Significant Matters
ASU 2016-02, Leases (Topic 842), and subsequent amendments thereto
This standard requires a lessee to recognize leases on its balance sheet by recording a lease liability representing the obligation to make future lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. A lessee is permitted to make an election not to recognize lease assets and liabilities for leases with a term of 12 months or less. The standard also modifies the definition of a lease and requires expanded disclosures. This guidance may be early adopted, and may be adopted using either a modified retrospective approach to apply the standard at the beginning of the earliest period presented in the financial statements or an optional transition approach to apply the standard at the date of adoption with no retrospective adjustments to prior periods. Certain additional practical expedients are also available.
January 1, 2019
We continue to evaluate the effect of this standard on our Consolidated Financial Statements. This evaluation process includes reviewing all forms of leases, performing a completeness assessment over the lease population, analyzing the practical expedients and assessing opportunities to make certain changes to our lease accounting information technology system in order to determine the best implementation strategy. Preliminarily, we anticipate a material impact from the requirement to recognize all leases on our Consolidated Balance Sheets. Because this assessment is preliminary and the accounting for leases is subject to significant judgment, this conclusion could change as we finalize our assessment. We have not yet determined the impact of the adoption of this standard upon our results of operations or cash flows. We anticipate electing the optional transition method to initially apply the standard at the January 1, 2019 adoption date. We expect to elect the package of practical expedients permitted under the transition guidance which, among other things, allows the carryforward of prior conclusions related to lease identification and classification. We also expect to elect the practical expedient to retain our existing accounting for land easements which were not previously accounted for as leases. We have not yet determined whether we will elect any other practical expedients upon transition.

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
January 1, 2018
We adopted this guidance on January 1, 2018, using the full retrospective method. The adoption of this guidance represents a change in accounting principle that will provide financial statement readers with enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The adoption of this guidance did not impact our previously reported consolidated financial statements in any prior period nor did it result in a cumulative effect adjustment to retained earnings. See Note 11—Revenues from Contracts with Customers for additional disclosures.

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

Information Regarding Forward-Looking Statements
This quarterly report contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical or present facts or conditions, included herein or incorporated herein by reference are “forward-looking statements.” Included among “forward-looking statements” are, among other things:

•
statements regarding our ability to consummate the transaction with Cheniere Holdings pursuant to which we will acquire all of the publicly held shares of Cheniere Holdings not already owned by us in a stock-for-stock transaction;

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

Overview of Business

Cheniere, a Delaware corporation, is a Houston-based energy company primarily engaged in LNG-related businesses. Our vision is to provide clean, secure and affordable energy to the world, while responsibly delivering a reliable, competitive and integrated source of LNG, in a safe and rewarding work environment. We own and operate the Sabine Pass LNG terminal in Louisiana through our ownership interest in and management agreements with Cheniere Partners, which is a publicly traded limited partnership that we created in 2007. As of June 30, 2018, we owned 100% of the general partner interest in Cheniere Partners and 91.9% of Cheniere Holdings, which is a publicly traded limited liability company formed in 2013 that owned a 48.6% limited partner interest in Cheniere Partners. We are currently developing and constructing two natural gas liquefaction and export facilities. The liquefaction of natural gas into LNG allows it to be shipped economically from areas of the world where natural gas is abundant and inexpensive to produce to other areas where natural gas demand and infrastructure exist to economically justify the use of LNG.

The Sabine Pass LNG terminal is located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast. Cheniere Partners is developing, constructing and operating natural gas liquefaction facilities (the “SPL Project”) at the Sabine Pass LNG terminal adjacent to the existing regasification facilities through a wholly owned subsidiary, SPL. Cheniere Partners plans to construct up to six Trains, which are in various stages of development, construction and operations. Trains 1 through 4 are operational, Train 5 is undergoing commissioning and Train 6 is being commercialized and has all necessary regulatory approvals in place. Each Train is expected to have a nominal production capacity, which is prior to adjusting for planned maintenance, production reliability and potential overdesign, of approximately 4.5 mtpa of LNG and an adjusted nominal production capacity of approximately 4.3 to 4.6 mtpa of LNG. The Sabine Pass LNG terminal has operational regasification facilities owned by Cheniere Partners’ wholly owned subsidiary, SPLNG, that include pre-existing infrastructure of five LNG storage tanks with aggregate capacity of approximately 16.9 Bcfe, two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d. Cheniere Partners also owns a 94-mile pipeline that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines (the “Creole Trail Pipeline”) through a wholly owned subsidiary, CTPL.

We are developing and constructing a second natural gas liquefaction and export facility at the Corpus Christi LNG terminal, which is on nearly 2,000 acres of land that we own or control near Corpus Christi, Texas, and a pipeline facility (collectively, the “CCL Project”) through wholly owned subsidiaries CCL and CCP, respectively. The CCL Project is being developed for three Trains, with expected aggregate nominal production capacity, which is prior to adjusting for planned maintenance, production reliability and potential overdesign, of approximately 13.5 mtpa of LNG, three LNG storage tanks with aggregate capacity of approximately 10.1 Bcfe and two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters. The CCL Project is being developed in stages. The first stage (“Stage 1”) includes Trains 1 and 2, two LNG storage tanks, one complete marine berth and a second partial berth and all of the CCL Project’s necessary infrastructure facilities. The second stage (“Stage 2”) includes Train 3, one LNG storage tank and the completion of the second partial berth. The CCL Project also includes a 23-mile natural gas supply pipeline that will interconnect the Corpus Christi LNG terminal with several interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline”). Stages 1 and 2 are currently under construction, and construction of the Corpus Christi Pipeline was completed during the second quarter of 2018. Train 1 recently commenced commissioning activities.

Additionally, separate from the CCH Group, we are developing an expansion of the Corpus Christi LNG terminal adjacent to the CCL Project (“Corpus Christi Stage 3”) and recently filed an application with FERC for seven midscale Trains with an expected aggregate nominal production capacity of approximately 9.5 mtpa. We remain focused on expansion of our existing sites by leveraging existing infrastructure. We are also in various stages of developing other projects, including infrastructure projects in support of natural gas supply and LNG demand, which, among other things, will require acceptable commercial and financing arrangements before we make an Final Investment Decision (“FID”). We have made an equity investment in Midship Pipeline Company, LLC (“Midship Pipeline”), which is developing a pipeline with expected capacity of up to 1.44 million Dekatherms per day that will connect new gas production in the Anadarko Basin to Gulf Coast markets, including markets serving the SPL Project and the CCL Project.

Overview of Significant Events

Our significant accomplishments since January 1, 2018 and through the filing date of this Form 10-Q include the following:
Strategic

•
In May 2018, our board of directors made a positive FID with respect to Stage 2 of the CCL Project and issued a full notice to proceed to Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”) under the EPC contract for Stage 2.

..............................................................................................................................................................................................

•
In June 2018, we filed an application with the FERC with respect to Corpus Christi Stage 3, consisting of seven midscale liquefaction Trains with an expected aggregate nominal production capacity of approximately 9.5 mtpa.

..............................................................................................................................................................................................

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
Operational

•
As of July 31, 2018, approximately 150 cargoes have been produced, loaded and exported from the SPL Project year to date. To date, more than 400 cumulative LNG cargoes have been exported from the SPL Project, with deliveries to 28 countries and regions worldwide.

Financial

•
In June 2018, we reached a definitive agreement with Cheniere Holdings under which we will acquire all of the publicly-held shares of Cheniere Holdings not already owned by us in a stock for share transaction pursuant to which the Cheniere Holdings shareholders will receive a fixed exchange ratio of 0.4750 Cheniere shares for each outstanding publicly-held share of Cheniere Holdings. The transaction is expected to close by the end of third quarter 2018, subject to customary closing conditions. Upon consummation of the transaction, Cheniere Holdings will merge with and into our wholly owned subsidiary.

•
In April and May 2018, we acquired a total of 21,453,482 common shares of Cheniere Holdings in a series of privately negotiated transactions pursuant to share purchase and exchange agreements, in exchange for a total of 10,278,739 unregistered shares of Cheniere. Subsequent to the completion of these transactions, our ownership of Cheniere Holdings is approximately 91.9%.

..............................................................................................................................................................................................

•
In May 2018, CCH amended and restated its existing credit facilities (the “CCH Credit Facility”) to increase total commitments under the CCH Credit Facility to $6.1 billion. The proceeds will be used to fund a portion of the costs of developing, constructing and placing into service the three Trains and the related facilities of the CCL Project and for related business purposes.

•
In June 2018, CCH amended and restated its working capital facility (“CCH Working Capital Facility”) to increase total commitments under the CCH Working Capital Facility to $1.2 billion. The proceeds will be used for certain working capital requirements related to developing and placing into operations the CCL Project and for related business purposes.

..............................................................................................................................................................................................

•	In June 2018, the date of first commercial delivery was reached under the 20-year SPA with BG Gulf Coast LNG, LLC (“BG”) relating to Train 3 of the SPL Project.

•	In March 2018, the date of first commercial delivery was reached under the 20-year SPA with GAIL (India) Limited (“GAIL”) relating to Train 4 of the SPL Project.

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

The following table provides a summary of our liquidity position at June 30, 2018 and December 31, 2017 (in millions):

	June 30,	December 31,
	2018	2017
Cash and cash equivalents	$874	$722
Restricted cash designated for the following purposes:
SPL Project	846	544
Cheniere Partners and cash held by guarantor subsidiaries	675	1,045
CCL Project	678	227
Other	198	75
Available commitments under the following credit facilities:
$1.2 billion SPL Working Capital Facility (“SPL Working Capital Facility”)	517	470
CQP Credit Facilities (“CQP Credit Facilities”)	220	220
CCH Credit Facility	2,247	2,087
CCH Working Capital Facility	881	186
$750 million Cheniere Revolving Credit Facility (“Cheniere Revolving Credit Facility”)	750	750

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

Cash Receipts from Subsidiaries

As of June 30, 2018, we had a 91.9% direct ownership interest in Cheniere Holdings. We receive dividends on our Cheniere Holdings shares from the distributions that Cheniere Holdings receives from Cheniere Partners. We received $217 million and $8 million in dividends on our Cheniere Holdings common shares during the six months ended June 30, 2018 and 2017, respectively.

Our ownership interest in the Sabine Pass LNG terminal is held through Cheniere Partners. As of June 30, 2018, we owned 91.9% of Cheniere Holdings, which owned a 48.6% interest in Cheniere Partners in the form of 104.5 million common units and 135.4 million subordinated units. We also own 100% of the general partner interest and the incentive distribution rights in Cheniere Partners. We receive quarterly equity distributions from Cheniere Partners related to our 2% general partner interest and quarterly distributions from our incentive distribution rights.

We also receive fees for providing management services to Cheniere Holdings, Cheniere Partners, SPLNG, SPL and CTPL. We received $38 million and $68 million in total service fees from these subsidiaries during the six months ended June 30, 2018 and 2017, respectively.

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

The 2025 CQP Senior Notes are Cheniere Partners’ senior obligations, ranking equally in right of payment with Cheniere Partners’ other existing and future unsubordinated debt and senior to any of its future subordinated debt. The 2025 CQP Senior Notes are secured alongside the CQP Credit Facilities on a first-priority basis (subject to permitted encumbrances) with liens on (1) substantially all the existing and future tangible and intangible assets and rights of Cheniere Partners and the CQP Guarantors and equity interests in the CQP Guarantors (except, in each case, for certain excluded properties set forth in the CQP Credit Facilities) and (2) substantially all of the real property of SPLNG (except for excluded properties referenced in the CQP Credit Facilities). The liens securing the 2025 CQP Senior Notes would be released if (1) the aggregate principal amount of all indebtedness then outstanding under the term loans under the CQP Credit Facilities secured by such liens does not exceed $1.0 billion and (2) the aggregate amount of Cheniere Partners’ secured indebtedness and the secured indebtedness of the CQP Guarantors (other than the 2025 CQP Senior Notes or any other series of notes issued under the CQP Indenture) outstanding at any one time, together with all Attributable Indebtedness (as defined in the CQP Indenture) from sale-leaseback transactions (subject to certain exceptions), does not exceed the greater of (1) $1.5 billion and (2) 10% of net tangible assets. Upon the release of the liens securing the 2025 CQP Senior Notes, the limitation on liens covenant under the CQP Indenture will continue to govern the incurrence of liens by Cheniere Partners and the CQP Guarantors.

CQP Credit Facilities

In February 2016, Cheniere Partners entered into the CQP Credit Facilities. The CQP Credit Facilities consist of: (1) a $450 million CTPL tranche term loan that was used to prepay the $400 million term loan facility (the “CTPL Term Loan”) in February 2016, (2) an approximately $2.1 billion SPLNG tranche term loan that was used to repay and redeem in November 2016 the approximately $2.1 billion of the senior notes previously issued by SPLNG, (3) a $125 million facility that may be used to satisfy a six-month debt service reserve requirement and (4) a $115 million revolving credit facility that may be used for general business purposes. In September 2017, Cheniere Partners issued the 2025 CQP Senior Notes and the net proceeds were used to prepay $1.5 billion of the outstanding indebtedness under the CQP Credit Facilities. As of both June 30, 2018 and December 31, 2017, Cheniere Partners had $220 million of available commitments, $20 million aggregate amount of issued letters of credit and $1.1 billion of loans outstanding under the CQP Credit Facilities.

The CQP Credit Facilities mature on February 25, 2020, with principal payments due quarterly commencing on March 31, 2019. The outstanding balance may be repaid, in whole or in part, at any time without premium or penalty, except for interest hedging and interest rate breakage costs. The CQP Credit Facilities contain conditions precedent for extensions of credit, as well as customary affirmative and negative covenants and limit Cheniere Partners’ ability to make restricted payments, including distributions, to once per fiscal quarter as long as certain conditions are satisfied. Under the CQP Credit Facilities, Cheniere Partners is required to hedge not less than 50% of the variable interest rate exposure on its projected aggregate outstanding balance, maintain a minimum debt service coverage ratio of at least 1.15x at the end of each fiscal quarter beginning March 31, 2019 and have a projected debt service coverage ratio of 1.55x in order to incur additional indebtedness to refinance a portion of the existing obligations.

The CQP Credit Facilities are unconditionally guaranteed by each subsidiary of Cheniere Partners other than (1) SPL and (2) certain subsidiaries of Cheniere Partners owning other development projects, as well as certain other specified subsidiaries and members of the foregoing entities.

Sabine Pass LNG Terminal

Liquefaction Facilities

We are developing, constructing and operating the SPL Project at the Sabine Pass LNG terminal adjacent to the existing regasification facilities. We have received authorization from the FERC to site, construct and operate Trains 1 through 6. We have achieved substantial completion of Trains 1, 2, 3 and 4 of the SPL Project and commenced operating activities in May 2016, September 2016, March 2017 and October 2017, respectively. The following table summarizes the status of Train 5 of the SPL Project as of June 30, 2018:

SPL Train 5
Overall project completion percentage	95.1%
Completion percentage of:
Engineering	100%
Procurement	100%
Subcontract work	81.1%
Construction	91.4%
Date of expected substantial completion	1H 2019

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

Customers

SPL has entered into six fixed price SPAs with terms of at least 20 years (plus extension rights) with third parties to make available an aggregate amount of LNG that is between approximately 80% to 95% of the expected aggregate adjusted nominal production capacity of Trains 1 through 5. Under these SPAs, the customers will purchase LNG from SPL for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG equal to approximately 115% of Henry Hub. In certain circumstances, the customers may elect to cancel or suspend deliveries of LNG cargoes, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension. We refer to the fee component that is applicable regardless of a cancellation or suspension of LNG cargo deliveries under the SPAs as the fixed fee component of the price under SPL’s SPAs. We refer to the fee component that is applicable only in connection with LNG cargo deliveries as the variable fee component of the price under SPL’s SPAs. The variable fees under SPL’s SPAs were sized at the time of entry into each SPA with the intent to cover the costs of gas purchases and transportation related to, and operating and maintenance costs to produce, the LNG to be sold under each such SPA. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA generally commences upon the date of first commercial delivery of a specified Train except for the SPA with BG related to Trains 3 and 4, which commence approximately one year after the date of first commercial delivery for the respective Train.

In aggregate, the annual fixed fee portion to be paid by the third-party SPA customers is approximately $2.2 billion for Trains 1 through 3 and the SPA with GAIL for Train 4, increasing to $2.3 billion upon the date of first commercial delivery under the SPA with BG for Train 4 and to $2.9 billion upon the date of first commercial delivery of Train 5, with the applicable fixed fees starting from the date of first commercial delivery from the applicable Train, as specified in each SPA.

In addition, Cheniere Marketing has entered into an SPA with SPL to purchase, at Cheniere Marketing’s option, any LNG produced by SPL in excess of that required for other customers.

Natural Gas Transportation, Storage and Supply

To ensure SPL is able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, it has entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL and third-party pipeline companies. SPL has entered into firm storage services agreements with third parties to assist in managing volatility in natural gas needs for the SPL Project. SPL has also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the SPL Project. As of June 30, 2018, SPL has secured up to approximately 2,163 TBtu of natural gas feedstock through long-term and short-term natural gas supply contracts.

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

The total contract price of the EPC contract for Train 5 of the SPL Project is approximately $3.1 billion reflecting amounts incurred under change orders through June 30, 2018. Total expected capital costs for Trains 1 through 5 are estimated to be between $12.5 billion and $13.5 billion before financing costs and between $17.5 billion and $18.5 billion after financing costs including, in each case, estimated owner’s costs and contingencies.

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

The remaining approximately 2.0 Bcf/d of capacity has been reserved under a TUA by SPL. SPL is obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million annually, continuing until at least May 2036. SPL entered into a partial TUA assignment agreement with Total, whereby upon substantial completion of Train 3 of the SPL Project, SPL gained access to a portion of Total’s capacity and other services provided under Total’s TUA with SPLNG.  This agreement provides SPL with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity, permit SPL to more flexibly manage its LNG storage capacity and accommodate the development of Trains 5 and 6. Notwithstanding any arrangements between Total and SPL, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA. During the three months ended June 30, 2018 and 2017, SPL recorded $7 million and $8 million, respectively, and during the six months ended June 30, 2018 and 2017, SPL recorded $15 million and $8 million, respectively, as operating and maintenance expense under this partial TUA assignment agreement.

Under each of these TUAs, SPLNG is entitled to retain 2% of the LNG delivered to the Sabine Pass LNG terminal.

Capital Resources

We currently expect that SPL’s capital resources requirements with respect to Trains 1 through 5 of the SPL Project will be financed through project debt and borrowings and cash flows under the SPAs. We believe that with the net proceeds of borrowings, available commitments under the SPL Working Capital Facility and cash flows from operations, we will have adequate financial resources available to complete Train 5 of the SPL Project and to meet our currently anticipated capital, operating and debt service requirements. SPL began generating cash flows from operations from the SPL Project in May 2016, when Train 1 achieved substantial completion and initiated operating activities. Trains 2, 3 and 4 subsequently achieved substantial completion in September 2016, March 2017 and October 2017, respectively. We realized offsets to LNG terminal costs of $39 million and $170 million in the three and six months ended June 30, 2017, respectively, that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations, during the testing phase for the construction of those Trains of the SPL Project. We did not realize any offsets to LNG terminal costs in the three and six months ended June 30, 2018. Additionally, SPLNG generates cash flows from the TUAs, as discussed above.

The following table provides a summary of our capital resources from borrowings and available commitments for the Sabine Pass LNG Terminal, excluding equity contributions to our subsidiaries and cash flows from operations (as described in Sources and Uses of Cash), at June 30, 2018 and December 31, 2017 (in millions):

	June 30,	December 31,
	2018	2017
Senior notes (1)	$15,150	$15,150
Credit facilities outstanding balance (2)	1,090	1,090
Letters of credit issued (3)	683	730
Available commitments under credit facilities (3)	517	470
Total capital resources from borrowings and available commitments (4)	$17,440	$17,440

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

(2)	Includes outstanding balance under the SPL Working Capital Facility and CTPL and SPLNG tranche term loans outstanding under the CQP Credit Facilities.

(3)
Consists of SPL Working Capital Facility. Does not include the letters of credit issued or available commitments under the CQP Credit Facilities, which are not specifically for the Sabine Pass LNG Terminal.

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

SPL Working Capital Facility

In September 2015, SPL entered into the SPL Working Capital Facility, which is intended to be used for loans to SPL (“SPL Working Capital Loans”), the issuance of letters of credit on behalf of SPL, as well as for swing line loans to SPL (“SPL Swing Line Loans”), primarily for certain working capital requirements related to developing and placing into operation the SPL Project. SPL may, from time to time, request increases in the commitments under the SPL Working Capital Facility of up to $760 million and, upon the completion of the debt financing of Train 6 of the SPL Project, request an incremental increase in commitments of up to an additional $390 million. As of June 30, 2018 and December 31, 2017, SPL had $517 million and $470 million of available commitments and $683 million and $730 million aggregate amount of issued letters of credit under the SPL Working Capital Facility, respectively. As of both June 30, 2018 and December 31, 2017, SPL had no loans outstanding under the SPL Working Capital Facility.

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

Corpus Christi LNG Terminal

Liquefaction Facilities

The CCL Project is being developed and constructed at the Corpus Christi LNG terminal. In December 2014, we received authorization from the FERC to site, construct and operate Stages 1 and 2 of the CCL Project. The following table summarizes the overall project status of the CCL Project as of June 30, 2018:

	CCL Stage 1		CCL Stage 2
Overall project completion percentage	89.9%		28.7%
Completion percentage of:
Engineering	100%		61.4%
Procurement	100%		47.3%
Subcontract work	75.9%		2.6%
Construction	77.8%		2.9%
Expected date of substantial completion	Train 1	1H 2019	Train 3	2H 2021
	Train 2	2H 2019

Separate from the CCH Group, we are also developing the Corpus Christi Stage 3, adjacent to the CCL Project. We recently filed an application with FERC for seven midscale Trains with an expected aggregate nominal production capacity of approximately 9.5 mtpa. We remain focused on leveraging infrastructure through the expansion of our existing sites.

The following orders have been issued by the DOE authorizing the export of domestically produced LNG by vessel from the Corpus Christi LNG terminal:

•	CCL Project—FTA countries for a 25-year term and to non-FTA countries for a 20-year term up to a combined total of the equivalent of 767 Bcf/yr (approximately 15 mtpa) of natural gas.

•
Corpus Christi Stage 3—FTA countries for a 20-year term in an amount equivalent to 514 Bcf/yr (approximately 10 mtpa) of natural gas (the “Stage 3 FTA”). The application for authorization to export that same 514 Bcf/yr of domestically produced LNG by vessel to non-FTA countries is currently pending before the DOE (the “Stage 3 Non-FTA”).

In each case, the terms of these authorizations begin on the earlier of the date of first export thereunder or the date specified in the particular order, which ranges from seven to 10 years from the date the order was issued.

In June 2018, Cheniere requested that DOE vacate the Stage 3 FTA and permit Cheniere to withdraw the pending Stage 3 Non-FTA. These requests were made due to certain changes to Corpus Christi Stage 3.

In conjunction with the submission on June 28, 2018 of Cheniere’s FERC application for Corpus Christi Stage 3, Cheniere submitted a new application for long-term multi-contract authorization to export up to a combined total of 582.14 Bcf/yr (approximately 11.45 mtpa) of natural gas to FTA countries for a 25-year term and to non-FTA countries for a 20-year term. The term of each authorization is expected to begin on the earlier of the date of first commercial export of LNG produced by Corpus Christi Stage 3 or the date which is seven years from the issuance of such authorizations.

Customers

CCL entered into ten fixed-price SPAs generally with terms of 20 years (plus extension rights) with nine third parties to make available an aggregate amount of LNG that is between approximately 75% to 85% of the expected aggregate adjusted nominal production capacity of Trains 1 through 3. Under these ten SPAs, the customers will purchase LNG from CCL for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG equal to approximately 115% of Henry Hub. In certain circumstances, the customers may elect to cancel or suspend deliveries of LNG cargoes, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension. We refer to the fee component that is applicable regardless of a cancellation or suspension of LNG cargo deliveries under the SPAs as the fixed fee component of the price under our SPAs. We refer to the fee component that is applicable only in connection with LNG cargo deliveries as the variable fee component of the price under our SPAs. The variable fee under CCL’s SPAs entered into in connection with the development of the CCL Project was sized at the time of entry into each SPA with the intent to cover the costs of gas purchases and transportation related to, and operating and maintenance costs to produce, the LNG to be sold under each such SPA. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA generally commences upon the date of first commercial delivery for the applicable Train, as specified in each SPA.

In aggregate, the minimum fixed fee portion to be paid by the third-party SPA customers is approximately $550 million for Train 1 and increasing to approximately $1.4 billion for Train 2, in each case upon the date of first commercial delivery for the respective Train, and further increasing to approximately $1.8 billion following the substantial completion of Train 3 of the CCL Project.

In addition, Cheniere Marketing has entered into SPAs with CCL to purchase 15 TBtu per annum of LNG and any LNG produced by CCL in excess of that required for other customers at Cheniere Marketing’s option.

Natural Gas Transportation, Storage and Supply

To ensure CCL is able to transport adequate natural gas feedstock to the Corpus Christi LNG terminal, it has entered into transportation precedent agreements to secure firm pipeline transportation capacity with CCP and certain third-party pipeline companies. CCL has entered into a firm storage services agreement with a third party to assist in managing volatility in natural gas needs for the CCL Project. CCL has also entered into enabling agreements and long-term natural gas supply contracts with third parties, and will continue to enter into such agreements, in order to secure natural gas feedstock for the CCL Project. As of June 30, 2018, CCL has secured up to approximately 2,431 TBtu of natural gas feedstock through long-term natural gas supply contracts, a portion of which is subject to the achievement of certain project milestones and other conditions precedent.

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

The total contract prices of the EPC contract for Stage 1 and the EPC contract for Stage 2, which do not include the Corpus Christi Pipeline, are approximately $7.8 billion and $2.4 billion, respectively, reflecting amounts incurred under change orders through June 30, 2018. Total expected capital costs for Trains 1 through 3 are estimated to be between $11.0 billion and $12.0 billion before financing costs and between $15.0 billion and $16.0 billion after financing costs including, in each case, estimated owner’s costs and contingencies.

Pipeline Facilities

In December 2014, the FERC issued a certificate of public convenience and necessity under Section 7(c) of the Natural Gas Act of 1938, as amended, authorizing CCP to construct and operate the Corpus Christi Pipeline. The Corpus Christi Pipeline is designed to transport 2.25 Bcf/d of natural gas feedstock required by the CCL Project from the existing regional natural gas pipeline grid. The construction of the Corpus Christi Pipeline commenced in January 2017 and was completed in the second quarter of 2018.

Capital Resources

We expect to finance the construction costs of the CCL Project from one or more of the following: project financing, operating cash flows from CCL and CCP and equity contributions to our subsidiaries. The following table provides a summary of our capital resources from borrowings and available commitments for the CCL Project, excluding equity contributions to our subsidiaries, at June 30, 2018 and December 31, 2017 (in millions):

	June 30,	December 31,
	2018	2017
Senior notes (1)	$4,250	$4,250
11% Convertible Senior Secured Notes due 2025	1,378	1,305
Credit facilities outstanding balance (2)	3,905	2,485
Letters of credit issued (2)	305	164
Available commitments under credit facilities (2)	3,128	2,273
Total capital resources from borrowings and available commitments (3)	$12,966	$10,477

(1)	Includes CCH’s 7.000% Senior Secured Notes due 2024, 5.875% Senior Secured Notes due 2025 and 5.125% Senior Secured Notes due 2027 (the “2027 CCH Senior Notes”) (collectively, the “CCH Senior Notes”).

(2)	Includes CCH Credit Facility and CCH Working Capital Facility.

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

In May 2018, the amended and restated note purchase agreement under which the 2025 CCH HoldCo II Convertible Senior Notes were issued was subsequently amended in connection with commercialization and financing of Train 3 of the CCL Project.  All terms of the 2025 CCH HoldCo II Convertible Senior Notes substantially remained the same, as described in Note 12—Debt of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2017.

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

CCH Credit Facility

In May 2018, CCH amended and restated the CCH Credit Facility to increase total commitments under the CCH Credit Facility to $6.1 billion. The obligations of CCH under the CCH Credit Facility are secured by a first priority lien on substantially all of the assets of CCH and its subsidiaries and by a pledge by CCH HoldCo I of its limited liability company interests in CCH. As of June 30, 2018 and December 31, 2017, CCH had $2.2 billion and $2.1 billion of available commitments and $3.9 billion and $2.5 billion loans outstanding under the CCH Credit Facility, respectively.

The CCH Credit Facility matures on June 30, 2024, with principal payments due quarterly commencing on the earlier of (1) the first quarterly payment date occurring more than three calendar months following the completion of Trains 1 through 3 of the CCL Project as defined in the common terms agreement and (2) a set date determined by reference to the date under which a certain LNG buyer linked to the last Train of the CCL Project to become operational is entitled to terminate its SPA for failure to achieve the date of first commercial delivery for that agreement. Scheduled repayments will be based upon a 19-year tailored amortization, commencing the first full quarter after the completion of Trains 1 through 3 and designed to achieve a minimum projected fixed debt service coverage ratio of 1.50:1.

Under the CCH Credit Facility, CCH is required to hedge not less than 65% of the variable interest rate exposure of its senior secured debt. CCH is restricted from making distributions under agreements governing its indebtedness generally until, among other requirements, the completion of the construction of Trains 1 and 2 of the CCL Project, funding of a debt service reserve account equal to six months of debt service and achieving a historical debt service coverage ratio and fixed projected debt service coverage ratio of at least 1.25:1.00.
CCH Working Capital Facility

In June 2018, CCH amended and restated the CCH Working Capital Facility to increase total commitments under the CCH Working Capital Facility to $1.2 billion. The CCH Working Capital Facility is intended to be used for loans to CCH (“CCH Working Capital Loans”), the issuance of letters of credit on behalf of CCH, as well as for swing line loans to CCH (“CCH Swing Line Loans”) for certain working capital requirements related to developing and placing into operation the CCL Project. Loans under the CCH Working Capital Facility are guaranteed by the CCH Guarantors. CCH may, from time to time, request increases in the commitments under the CCH Working Capital Facility of up to the maximum allowed under the Common Terms Agreement that was entered into concurrently with the CCH Credit Facility. As of June 30, 2018 and December 31, 2017, CCH had $881 million and $186 million of available commitments, $305 million and $164 million aggregate amount of issued letters of credit and $14 million and no loans outstanding under the CCH Working Capital Facility, respectively.

The CCH Working Capital Facility matures on June 29, 2023 and CCH may prepay the CCH Working Capital Loans, CCH Swing Line Loans and loans made in connection with a draw upon any letter of credit (“CCH LC Loans”) at any time without premium or penalty upon three business days’ notice and may re-borrow at any time. CCH LC Loans have a term of up to one year. CCH Swing Line Loans terminate upon the earliest of (1) the maturity date or earlier termination of the CCH Working Capital Facility, (2) the date that is 15 days after such CCH Swing Line Loan is made and (3) the first borrowing date for a CCH Working Capital Loan or CCH Swing Line Loan occurring at least four business days following the date the CCH Swing Line Loan is made. CCH is required to reduce the aggregate outstanding principal amount of all CCH Working Capital Loans to zero for a period of five consecutive business days at least once each year.

The CCH Working Capital Facility contains conditions precedent for extensions of credit, as well as customary affirmative and negative covenants. The obligations of CCH under the CCH Working Capital Facility are secured by substantially all of the assets of CCH and the CCH Guarantors as well as all of the membership interests in CCH and each of the CCH Guarantors on a pari passu basis with the CCH Senior Notes and the CCH Credit Facility.

Restrictive Debt Covenants

As of June 30, 2018, each of our issuers was in compliance with all covenants related to their respective debt agreements.

Marketing

We market and sell LNG produced by the SPL Project and the CCL Project that is not required for other customers through our integrated marketing function. We are developing a portfolio of long-, medium- and short-term SPAs to transport and unload commercial LNG cargoes to locations worldwide, which is primarily sourced by LNG produced by the SPL Project and the CCL Project but supplemented by volume procured from other locations worldwide, as needed. As of June 30, 2018, we have sold or have options to sell approximately 943 TBtu of LNG to be delivered to customers between 2018 and 2043.  The cargoes have been sold either on a Free on Board basis (delivered to the customer at the Sabine Pass LNG terminal) or a Delivered at Terminal (“DAT”) basis (delivered to the customer at their LNG receiving terminal). We have chartered LNG vessels to be utilized in DAT transactions. In addition, we have entered into a long-term agreement to sell LNG cargoes on a DAT basis that is conditioned upon the buyer achieving certain milestones.

Cheniere Marketing entered into uncommitted trade finance facilities with available commitments of $370 million as of June 30, 2018, primarily to be used for the purchase and sale of LNG for ultimate resale in the course of its operations. The finance facilities are intended to be used for advances, guarantees or the issuance of letters of credit or standby letters of credit on behalf of Cheniere Marketing. As of June 30, 2018 and December 31, 2017, Cheniere Marketing had $44 million and $2 million, respectively, in standby letters of credit and guarantees outstanding under the finance facilities. As of June 30, 2018 and December 31, 2017, Cheniere Marketing had $123 million and zero, respectively, in loans outstanding under the finance facilities. Cheniere Marketing pays interest or fees on utilized commitments.

Corporate and Other Activities

We are required to maintain corporate and general and administrative functions to serve our business activities described above.  We are also in various stages of developing other projects, including infrastructure projects in support of natural gas supply and LNG demand, which, among other things, will require acceptable commercial and financing arrangements before we make an FID. We have made an equity investment in Midship Pipeline, which is developing a pipeline with expected capacity of up to 1.44 million Dekatherms per day that will connect new gas production in the Anadarko Basin to Gulf Coast markets, including markets serving the SPL Project and the CCL Project.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash, cash equivalents and restricted cash for the six months ended June 30, 2018 and 2017 (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Six Months Ended June 30,
	2018	2017
Operating cash flows	$982	$536
Investing cash flows	(1,492)	(2,357)
Financing cash flows	1,168	2,538

Net increase in cash, cash equivalents and restricted cash	658	717
Cash, cash equivalents and restricted cash—beginning of period	2,613	1,827
Cash, cash equivalents and restricted cash—end of period	$3,271	$2,544

Operating Cash Flows

Our operating cash inflows during the six months ended June 30, 2018 and 2017 were $982 million and $536 million, respectively. The $446 million increase in operating cash inflows in 2018 compared to 2017 was primarily related to increased cash receipts from the sale of LNG cargoes, partially offset by increased operating costs and expenses as a result of the of additional Trains that were operating at the SPL Project in 2018. During the six months ended June 30, 2018, Trains 1 through 4 were operational, whereas during the six months ended June 30, 2017, Trains 1 and 2 were operational for six months and Train 3 was operational for approximately three months.

Investing Cash Flows

Investing cash outflows during the six months ended June 30, 2018 and 2017 were $1.5 billion and $2.4 billion, respectively, and were primarily used to fund the construction costs for the SPL Project and the CCL Project. These costs are capitalized as construction-in-process until achievement of substantial completion. Partially offsetting these cash outflows was a $12 million receipt during the six months ended June 30, 2018 as a result of proceeds on the sale of our cost method investments. In addition to cash outflows for construction costs for the SPL Project and the CCL Project during the six months ended June 30, 2017, we invested $41 million in our equity method investment Midship Holdings during the six months ended June 30, 2017. Partially offsetting these cash outflows was a $36 million receipt during the six months ended June 30, 2017 from the return of collateral payments previously paid for the CCL Project, which was offset by $14 million investments made in other unconsolidated entities and payments for infrastructure to support the CCL Project.

Financing Cash Flows

Financing cash inflows during the six months ended June 30, 2018 were $1.2 billion, primarily as a result of:

•	$1.7 billion of borrowings and $281 million in repayments under the CCH Credit Facility;

•	$14 million of borrowings under the CCH Working Capital Facility;

•	$123 million of net borrowings related to our Cheniere Marketing trade financing facilities;

•	$46 million of debt issuance costs related to up-front fees paid upon the closing of these transactions;

•	$8 million in debt extinguishment costs;

•	$288 million of distributions and dividends to non-controlling interest by Cheniere Partners and Cheniere Holdings; and

•	$8 million paid for tax withholdings for share-based compensation.

Financing cash inflows during the six months ended June 30, 2017 were $2.5 billion, primarily as a result of:

•	issuances of SPL’s senior notes for an aggregate principal amount of $2.15 billion;

•	$55 million of borrowings and $369 million of repayments made under the credit facilities SPL entered into in June 2015;

•	$110 million of borrowings and $334 million of repayments made under the SPL Working Capital Facility;

•	$973 million of borrowings under the CCH Credit Facility;

•	issuance of aggregate principal amount of $1.5 billion of the 2027 CCH Senior Notes, which was used to prepay $1.4 billion of outstanding borrowings under the CCH Credit Facility;

•	$24 million of borrowings and $24 million of repayments made under the CCH Working Capital Facility;

•	$24 million in net repayments made under the Cheniere Marketing trade finance facilities;

•	$67 million of debt issuance costs related to up-front fees paid upon the closing of these transactions;

•	$40 million of distributions and dividends to non-controlling interest by Cheniere Partners and Cheniere Holdings; and

•	$3 million paid for tax withholdings for share-based compensation.

Results of Operations

The following table summarizes the volumes of operational and commissioning LNG cargoes that were loaded from the SPL Project and recognized on our Consolidated Financial Statements during the three months ended June 30, 2018:

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
(in TBtu)	Operational	Commissioning	Operational	Commissioning
Volumes loaded during the current period	222	—	463	—
Volumes loaded during the prior period but recognized during the current period	11	—	43	—
Less: volumes loaded during the current period and in transit at the end of the period	(3)	—	(3)	—
Total volumes recognized in the current period	230	—	503	—

Our consolidated net loss attributable to common stockholders was $18 million, or $0.07 per share (basic and diluted), in the three months ended June 30, 2018, compared to net loss attributable to common stockholders of $285 million, or $1.23 per share (basic and diluted), in the three months ended June 30, 2017. This $267 million decrease in net loss in in 2018 was primarily attributable to the nonrecurrence of non-cash amortization of the beneficial conversion feature on Cheniere Partners’ Class B units that occurred during the comparable periods in 2017, partially offset by increased consolidated net income recognized by Cheniere Partners and Cheniere Holdings in which the non-controlling interests are held. Further contributing to the reduction in net loss was increased income from operations due to additional Trains operating between periods, increased derivative gain, net, and decreased loss on modification or extinguishment of debt, partially offset by increased interest expense, net of amounts capitalized.

Our consolidated net income attributable to common stockholders was $339 million, or $1.42 per share—basic and $1.40 per share—diluted, in the six months ended June 30, 2018, compared to net loss attributable to common stockholders of $231 million, or $0.99 per share (basic and diluted), in the six months ended June 30, 2017. This $570 million increase in net income in 2018 was primarily a result of increased income from operations due to additional Trains operating between the periods, increased derivative gain, net and decreased loss on modification or extinguishment of debt, which were partially offset by increased interest expense, net of amounts capitalized.

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2018	2017	Change	2018	2017	Change
LNG revenues	$1,442	$1,171	$271	$3,608	$2,314	$1,294
Regasification revenues	65	65	—	130	130	—
Other revenues	33	4	29	43	7	36
Other—related party	3	1	2	4	1	3
Total revenues	$1,543	$1,241	$302	$3,785	$2,452	$1,333

We begin recognizing LNG revenues from the SPL Project following the substantial completion and the commencement of operating activities of the respective Trains. During the six months ended June 30, 2018, Trains 1 through 4 were operational, whereas during the six months ended June 30, 2017, Trains 1 and 2 were operational for six months and Train 3 was operational for approximately three months. The increase in revenues for the three and six months ended June 30, 2018 from the comparable periods in 2017 was primarily attributable to the increased volume of LNG sold following the achievement of substantial completion of these Trains. We expect our LNG revenues to increase in the future upon Train 5 of the SPL Project and Trains 1 through 3 of the CCL Project becoming operational.

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. We realized offsets to LNG terminal costs of $39 million corresponding to 8 TBtu of LNG in the three months ended June 30, 2017 and $170 million corresponding to 26 TBtu of LNG in the six months ended June 30, 2017 that was related to the sale of commissioning cargoes. There were no commissioning cargoes sold that were realized as offsets to LNG terminal costs in the three and six months ended June 30, 2018.

The following table presents the components of LNG revenues and the corresponding LNG volumes sold.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
LNG revenues (in millions):
LNG from the SPL Project sold under SPL’s third party long-term SPAs	$1,118	$492	$2,111	$954
LNG from the SPL Project sold by our integrated marketing function	282	508	1,303	1,137
LNG procured from third parties	76	155	186	204
Other revenues and derivative gains (losses)	(34)	16	8	19
Total LNG revenues	$1,442	$1,171	$3,608	$2,314

Volumes sold as LNG revenues (in TBtu):
LNG from the SPL Project sold under SPL’s third party long-term SPAs	189	81	354	157
LNG from the SPL Project sold by our integrated marketing function	41	79	149	143
LNG procured from third parties	10	15	21	19
Total volumes sold as LNG revenues	240	175	524	319

Operating costs and expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2018	2017	Change	2018	2017	Change
Cost of sales	$873	$692	$181	$2,051	$1,316	$735
Operating and maintenance expense	147	117	30	287	195	92
Development expense	3	1	2	4	4	—
Selling, general and administrative expense	73	61	12	140	115	25
Depreciation and amortization expense	111	90	21	220	160	60
Restructuring expense	—	—	—	—	6	(6)
Impairment expense and loss on disposal of assets	—	6	(6)	—	6	(6)
Total operating costs and expenses	$1,207	$967	$240	$2,702	$1,802	$900

Our total operating costs and expenses increased during the three and six months ended June 30, 2018 from the three and six months ended June 30, 2017, primarily as a result of additional Trains that were operating between the periods. There were four Trains operating during the six months ended June 30, 2018, whereas two Trains were operating for six months and a third Train was operating for approximately three months during the comparable periods in 2017.

Cost of sales increased during the three and six months ended June 30, 2018 from the comparable periods in 2017, primarily as a result of the increase in operating Trains during 2018. Cost of sales includes costs incurred directly for the production and delivery of LNG from the SPL Project, to the extent those costs are not utilized for the commissioning process. The increase during the three and six months ended June 30, 2018 from the comparable periods in 2017 was primarily related to the increase in the volume of natural gas feedstock, partially offset by lower prices of natural gas feedstock between the periods. Cost of sales also includes vessel charter costs, gains and losses from derivatives associated with economic hedges to secure natural gas feedstock for the SPL Project and CCL Project, port and canal fees, variable transportation and storage costs and other costs to convert natural gas into LNG.

Operating and maintenance expense increased during the three and six months ended June 30, 2018 from the comparable periods in 2017, as a result of the increase in operating Trains during 2018. Operating and maintenance expense primarily includes costs associated with operating and maintaining the SPL Project and CCL Project. The increase during the three and six months ended June 30, 2018 from the comparable periods in 2017 was primarily related to payroll and benefit costs of operations personnel, natural gas transportation and storage capacity demand charges and third-party service and maintenance contract costs. Operating and maintenance expense also includes TUA reservation charges as a result of payments under the partial TUA assignment agreement with Total, insurance and regulatory costs and other operating costs.

Depreciation and amortization expense increased during the three and six months ended June 30, 2018 from the three and six months ended June 30, 2017 as a result of an increased number of operational Trains, as the assets related to the Trains of the SPL Project began depreciating upon reaching substantial completion.

We expect our operating costs and expenses to generally increase in the future upon Train 5 achieving substantial completion, although certain costs will not proportionally increase with the number of operational Trains as cost efficiencies will be realized, as well as upon Trains 1 through 3 of the CCL Project becoming operational.

Other expense (income)

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2018	2017	Change	2018	2017	Change
Interest expense, net of capitalized interest	$216	$188	$28	$432	$353	$79
Loss on modification or extinguishment of debt	15	33	(18)	15	75	(60)
Derivative loss (gain), net	(32)	36	(68)	(109)	35	(144)
Other income	(10)	(5)	(5)	(17)	(7)	(10)
Total other expense	$189	$252	$(63)	$321	$456	$(135)

Interest expense, net of capitalized interest, increased during the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017, primarily as a result of a decrease in the portion of total interest costs that could be capitalized as additional Trains of the SPL Project completed construction between the periods. For the three months ended June 30, 2018 and 2017, we incurred $412 million and $377 million of total interest cost, respectively, of which we capitalized $196 million and $189 million, respectively, which was directly related to the construction of the SPL Project and the CCL Project. For the six months ended June 30, 2018 and 2017, we incurred $816 million and $731 million of total interest cost, respectively, of which we capitalized $384 million and $378 million, respectively, which was directly related to the construction of the SPL Project and the CCL Project.

Loss on modification or extinguishment of debt decreased during the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017. Loss on modification or extinguishment of debt recognized in 2018 was attributable to $15 million of debt modification and extinguishment costs relating to the incurrence of third party fees and write off of unamortized debt issuance costs as a result of the amendment and restatement of the CCH Credit Facility. Loss on modification or extinguishment of debt recognized in 2017 was attributable to the write-off of debt issuance costs of $42 million in March 2017 upon termination of the remaining available balance of $1.6 billion under SPL’s previous credit facilities in connection with the issuance of the 2028 Senior Notes and the 2037 Senior Notes and the write-off of $33 million in May 2017 upon the prepayment of approximately $1.4 billion of outstanding borrowings under the CCH Credit Facility in connection with the issuance of the 2027 CCH Senior Notes.

Derivative gain, net increased during the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017, primarily due to a favorable shift in the long-term forward LIBOR curve between the periods. During the three months ended June 30, 2018, we also recognized a $5 million gain upon the termination of interest rate swaps associated with the amendment and restatement of the CCH Credit Facility. During the six months ended June 30, 2017, we recognized a $7 million loss upon the termination of interest rate swaps associated with the termination of SPL’s previous credit facilities and a $13 million loss in May 2017 in conjunction with the termination of approximately $1.4 billion of commitments under the CCH Credit Facility.

Other

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2018	2017	Change	2018	2017	Change
Income tax benefit (provision)	$3	$(1)	$4	$(12)	$(1)	$(11)
Net income attributable to non-controlling interest	168	306	(138)	411	424	(13)

Changes in the income tax recorded between comparative periods are primarily attributable to fluctuations in the profitability of our U.K. integrated marketing function. The effective tax rates during the three and six months ended June 30, 2018 and 2017 were lower than the 21% and 35% federal statutory rates during the 2018 and 2017 interim periods primarily as a result of maintaining a valuation allowance against our federal and state net deferred tax assets.

Net income attributable to non-controlling interest decreased during the three and six months ended June 30, 2018 from the three and six months ended June 30, 2017 due to the nonrecurrence of non-cash amortization of the beneficial conversion feature on Cheniere Partners’ Class B units that occurred during the comparable periods in 2017, which was offset by the increase in consolidated net income recognized by Cheniere Partners and Cheniere Holdings in which the non-controlling interests are held, adjusting for the increase in the share of Cheniere Partners’ net income that is attributed to non-controlling interest holders as a result of changes in ownership percentages between years. Net income attributable to non-controlling interest during the three and six months ended June 30, 2017 included approximately $294 million and $378 million due to amortization of the beneficial conversion feature on Cheniere Partners’ Class B units, which ceased upon the conversion of Cheniere Partners’ Class B units into common units. The consolidated net income recognized by Cheniere Partners increased from $46 million to $281 million in the three months ended June 30, 2017 to three months ended June 30, 2018 and from $93 million to $616 million in the six months ended June 30, 2017 to six months ended June 30, 2018, primarily as a result of the additional Trains that were operating at the SPL Project between the periods. A portion of the increase in net income attributable to non-controlling interest was due to the increase in ownership percentage by non-controlling interest holders between the periods as a result of the conversion of Cheniere Partners’ Class B units into common units on August 2, 2017. In addition, the consolidated net income recognized by Cheniere Holdings increased from $4 million to $125 million in the three months ended June 30, 2017 to three months ended June 30, 2018 and from $9 million to $248 million in the six months ended June 30, 2017 to six months ended June 30, 2018, primarily as a result of an increase in equity income from investment in Cheniere Partners. Upon consummation of the transaction whereby we will acquire all of the publicly-held shares of Cheniere Holdings not already owned by us, Cheniere Holdings will merge into our wholly owned subsidiary, which will eliminate any net income from being attributed to non-controlling interests for Cheniere Holdings.

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

Marketing and Trading Commodity Price Risk

We have entered into commodity derivatives consisting of natural gas supply contracts for the commissioning and operation of the SPL Project and the CCL Project (“Liquefaction Supply Derivatives”). We have also entered into financial derivatives to hedge the exposure to the commodity markets in which we have contractual arrangements to purchase or sell physical LNG (“LNG Trading Derivatives”). In order to test the sensitivity of the fair value of the Liquefaction Supply Derivatives and the LNG Trading Derivatives to changes in underlying commodity prices, management modeled a 10% change in the commodity price for natural gas for each delivery location and a 10% change in the commodity price for LNG, respectively, as follows (in millions):

	June 30, 2018		December 31, 2017
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$8	$2	$55	$5
LNG Trading Derivatives	(78)	29	(8)	2

Interest Rate Risk

Cheniere Partners and CCH have entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the CQP Credit Facilities (“CQP Interest Rate Derivatives”) and the CCH Credit Facility (“CCH Interest Rate Derivatives” and collectively with the CQP Interest Rate Derivatives, “Interest Rate Derivatives”), respectively. In order to test the sensitivity of the fair value of the Interest Rate Derivatives to changes in interest rates, management modeled a 10% change in the forward 1-month LIBOR curve across the remaining terms of the Interest Rate Derivatives as follows (in millions):

	June 30, 2018		December 31, 2017
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
CQP Interest Rate Derivatives	$29	$5	$21	$5
CCH Interest Rate Derivatives	70	43	(32)	44

Foreign Currency Exchange Risk

We have entered into foreign currency exchange (“FX”) contracts to hedge exposure to currency risk associated with operations in countries outside of the United States (“FX Derivatives”). In order to test the sensitivity of the fair value of the FX Derivatives to changes in FX rates, management modeled a 10% change in FX rate between the U.S. dollar and the applicable foreign currencies as follows (in millions):

	June 30, 2018		December 31, 2017
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
FX Derivatives	$10	$1	$(1)	$—

See Note 6—Derivative Instruments for additional details about our derivative instruments.

ITEM 4.	CONTROLS AND PROCEDURES

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

ITEM 1A.    RISK FACTORS

Other than with respect to the addition of the risk factors included below, there have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2017. The risks described in our annual report on Form 10-K for the year ended December 31, 2017 and in this quarterly report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

The following risk factors relate to the proposed merger of Cheniere Holdings with our wholly owned subsidiary (“the Merger”) pursuant to the agreement we entered into with Cheniere Holdings in June 2018 (the “Merger Agreement”). For more information on the Merger, please read our Registration Statement on Form S-4 filed with the SEC on July 18, 2018 and any subsequent amendments thereto, as well as any other related information on the Merger that we have filed with the SEC.

The Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed.

The Merger Agreement is subject to a number of conditions that must be fulfilled in order to complete the Merger. Those conditions include, among others: approval of the Merger Agreement by Cheniere Holdings shareholders, the accuracy of representations and warranties under the Merger Agreement (subject to the materiality standards set forth in the Merger Agreement) and our and Cheniere Holdings’s performance of the respective obligations under the Merger Agreement in all material respects. These conditions to the closing of the Merger may not be fulfilled in a timely manner or at all, and, accordingly, the Merger may be delayed or may not be completed.

In addition, if the Merger is not completed by December 18, 2018, either we or Cheniere Holdings may choose not to proceed with the Merger, and the parties can mutually decide to terminate the Merger Agreement at any time. In addition, we and Cheniere Holdings may elect to terminate the Merger Agreement in certain other circumstances.

Failure to complete, or delay in completing, the Merger could negatively impact the market price of shares of our common stock and Cheniere Holdings common shares and our financial results and the financial results of Cheniere Holdings.

The completion of the Merger is subject to certain customary closing conditions, including (i) the registration statement having become effective under the Securities Act of 1933, as amended, (the “Securities Act”), (ii) receipt of approval of the Merger Agreement by written consent of Cheniere Holdings shareholders holding Cheniere Holdings common shares constituting a majority of the outstanding Cheniere Holdings common shares entitled to vote, (iii) our common stock issuable in connection with the Merger having been approved for listing on the NYSE American, subject to official notice of issuance and (iv) the absence of any governmental order prohibiting the consummation of the Merger or the other transactions contemplated by the Merger Agreement. The obligation of each party to consummate the Merger is also conditioned upon the accuracy of the representations and warranties of the other party as of the date of the Merger Agreement and as of the closing (subject to customary materiality qualifiers).

There is no certainty that the various closing conditions will be satisfied and that the necessary approvals will be obtained. If these or other conditions are not satisfied or if there is a delay in the satisfaction of such conditions, then we and Cheniere Holdings may not be able to complete the Merger timely or at all, and such failure or delay may have other adverse consequences. If the Merger is not completed or is delayed, we and Cheniere Holdings will be subject to a number of risks, including:

•	we will not realize the expected benefits of the combined company;

•
the market price of the shares of our common stock and Cheniere Holdings common shares may decline to the extent that their current market price reflects a market assumption that the Merger will be completed; and

•	some costs relating to the Merger, such as investment banking, legal and accounting fees, and financial printing and other related charges, must be paid even if the Merger is not completed.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes stock repurchases for the three months ended June 30, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Maximum Number of Units That May Yet Be Purchased Under the Plans
April 1 - 30, 2018	14,511	$54.20	—	—
May 1 - 31, 2018	16,034	$61.92	—	—
June 1 - 30, 2018	1,174	$65.49	—	—

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

Sale of Unregistered Securities

During the three months ended June 30, 2018, we sold unregistered shares of our common stock to the following parties in reliance upon the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, pursuant to a privately negotiated stock-for-stock exchange transaction in which we acquired common shares representing limited liability company interests in Cheniere Holdings:

Date of Sale	Purchaser(s)	Number of Shares of Our Unregistered Common Stock Sold	Number of Common Shares Representing Limited Liability Company Interests in Cheniere Holdings Acquired
April 27, 2018	ZP Master Utility Fund, Ltd, P Zimmer Ltd, ZP Energy Fund, L.P. and ZP Master Energy Fund, L.P.	5,753,927	11,987,346
May 2, 2018	Adage Capital Partners LP	1,642,612	3,436,428
May 3, 2018	Everett Opportunities Master Fund LP	632,442	1,323,102
May 3, 2018	Anchorage Capital Master Offshore, Ltd., Anchorage Illiquid Opportunities Offshore Master IV, L.P., and Anchorage Illiquid Opportunities Offshore Master V, L.P.	2,249,758	4,706,606

ITEM 6.	EXHIBITS

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of June 18, 2018, by and among Cheniere Holdings, the Company and Columbia Acquisition Sub LLC (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383) filed on June 19, 2018)

10.1
Amended and Restated Term Loan Facility Agreement, dated May 22, 2018, among CCH, CCP, Corpus Christi Pipeline GP, LLC, CCL, the lenders party thereto from time to time and Société Générale as the Term Loan Facility Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on May 24, 2018)

10.2
Amended and Restated Common Terms Agreement, dated May 22, 2018, among CCH, CCP, Corpus Christi Pipeline GP, LLC, CCL, Société Générale, as Term Loan Facility Agent, The Bank of Nova Scotia as Working Capital Facility Agent, and Société Générale as Intercreditor Agent, and any other facility lenders party thereto from time to time (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on May 24, 2018)

10.3
Amended and Restated Common Security and Account Agreement, dated May 22, 2018, among CCH, CCP, Corpus Christi Pipeline GP, LLC, CCL, the Senior Creditor Group Representatives, Société Générale as the Intercreditor Agent, Société Générale as Security Trustee and Mizuho Bank, Ltd as the Account Bank (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on May 24, 2018)

10.4
Amended and Restated Pledge Agreement, dated May 22, 2018, among CCH HoldCo I and Société Générale as Security Trustee (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on May 24, 2018)

10.5
Amended and Restated Equity Contribution Agreement, dated May 22, 2018, among CCH and the Company (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on May 24, 2018)

10.6
Amendment 3 to Amended and Restated Note Purchase Agreement, dated May 22, 2018, among CCH Holdco II, the Company, EIG Management Company and the noteholders identified therein (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on May 24, 2018)

10.7
Second Amendment and Consent, dated as of May 23, 2018, amending and modifying the Credit and Guaranty Agreement, dated as of February 25, 2016 by and among Cheniere Partners, MUFG Bank, Ltd., as Administrative Agent, the Lenders party thereto from time to time and each other Person party thereto from time to time (Incorporated by reference to Exhibit 10.2 to Cheniere Partners’ Registration Statement on Form S-4 (SEC File No. 333-225684) filed on June 15, 2018)

10.8
Third Omnibus Amendment, dated as of May 23, 2018 to (a) the Second Amended and Restated Common Terms Agreement, dated as of June 30, 2015, by and among SPL, Société Générale, as the Common Security Trustee and as the Intercreditor Agent, The Bank of Nova Scotia, and each other party thereto from time to time and (b) the Amended and Restated Senior Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement, dated as of September 4, 2015, by and among SPL, Société Générale as the Swing Line Lender and as the Common Security Trustee, The Bank of Nova Scotia as the Senior Issuing Bank and Senior Facility Agent and the other agents and lenders from time to time party thereto (Incorporated by reference to Exhibit 10.3 to Cheniere Partners’ Registration Statement on Form S-4 (SEC File No. 333-225684) filed on June 15, 2018)

10.9
Amended and Restated Working Capital Facility Agreement, dated June 29, 2018, among CCH, CCP, Corpus Christi Pipeline GP, LLC, CCL, the lenders party thereto from time to time, the issuing banks party thereto from time to time, the Bank of Nova Scotia as Working Capital Facility Agent, and Société Générale as Security Trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383) filed on July 2, 2018)

10.10
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between SPL and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00029 Existing Jetty Structural Steel Analysis – Tanks 104 & 105, dated March 28, 2018, (ii) the Change Order CO-00030 Train 5 JT Valve PV-16002 Internals Modification, Eaton Switchgear Bus Repairs & Inspection Isometrics, dated April 18, 2018, (iii) the Change Order CO-00031 Blind and Spacer Set for Feed Gas Header, dated April 18, 2018, and (iv) the Change Order CO-00032 Additional GTG Testing, dated April 18, 2018 (Incorporated by reference to Exhibit 10.1 to CQP’s Registration Statement on S-4 (SEC File No. 333-225684), filed on June 15, 2018.

Exhibit No.	Description
10.11*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 3 Liquefaction Facility, dated as of May 4, 2015, between SPL and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00033 System Inspection Isometrics, dated May 24, 2018, (ii) the Change Order CO-00034 Site Evacuation, dated May 31, 2018, (iii) the Change Order CO-00035 Stage 3 - Existing & Stages 1 and 2 Liquefaction Facility Labor Provisional Sum True-Up, dated June 7, 2018, and (iv) the Change Order CO-00036 General Electric, Instrument and Valve Spares, dated June 7, 2018

10.12*
Change orders to the Fixed Price Separated Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Stage 1 Liquefaction Facility, dated as of December 6, 2013, between CCL and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00042 Owner Modification of Warehouse 1 and Laboratory, dated April 30, 2018, (ii) the Change Order CO-00043 Hurricane Harvey Relief and Special Schedule Rewards, dated May 18, 2018, (iii) the Change Order CO-00044 Condensate Takeaway Modifications and Tell-Tale Signs for Leak Detection and Repair, dated June 6, 2018 and (iv) the Change Order CO-00045 Early Turnover of Security Operations Building, dated June 6, 2018 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.)

10.13
Support Agreement, dated as of June 18, 2018, by and between the Company and Cheniere Holdings (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383) filed on June 19, 2018)

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

CHENIERE ENERGY, INC.

Date:	August 8, 2018	By:	/s/ Michael J. Wortley
Michael J. Wortley
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	August 8, 2018	By:	/s/ Leonard E. Travis
Leonard E. Travis
Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)