Form 10-Q
period 2018-09-30
CHENIERE ENERGY INC
filed 2018-11-08
CIK 3570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2018
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of November 2, 2018, the issuer had 256,885,068 shares of Common Stock outstanding.

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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of September 30, 2018, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

Cheniere Energy, Inc. ("Cheniere") (NYSE American: LNG)
100% Interest
Cheniere Marketing, LLC and subsidiaries ("Cheniere Marketing")
100% Interest
Cheniere Energy Partners GP, LLC ("Cheniere Partners GP")
2.0% GP Interest & Incentive Dist. Rights
48.6% LP Interest
Cheniere Energy Partners, L.P. ("Cheniere Partners" or "CQP") (NYSE American: CQP)
Blackstone and Public Unitholders 49.4%
100% Interest
Cheniere Energy Investments, LLC ("Cheniere Investments")
100% Interest
Sabine Pass LNG-LP, LLC ("Sabine Pass LP")
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
Cheniere Corpus Christi Holdings, LLC ("CCH")
100% Interest
Corpus Christi Liquefaction, LLC ("CCL")
Cheniere Corpus Christi Pipeline, L.P. ("CCP")

Unless the context requires otherwise, references to “Cheniere,” the “Company,” “we,” “us” and “our” refer to Cheniere Energy, Inc. and its consolidated subsidiaries, including our publicly traded subsidiary, Cheniere Partners.
During the quarter ended September 30, 2018, we closed the previously announced merger of Cheniere Energy Partners LP Holdings, LLC (“Cheniere Holdings”) with and into our wholly owned subsidiary. As a result of the merger, Cheniere Holdings is no longer a publicly-traded company.
Unless the context requires otherwise, references to the “CCH Group” refer to CCH HoldCo II, CCH HoldCo I, CCH, CCL and CCP, collectively.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	September 30,	December 31,
	2018	2017
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$989	$722
Restricted cash	1,943	1,880
Accounts and other receivables	243	369
Accounts receivable—related party	3	2
Inventory	298	243
Derivative assets	63	57
Other current assets	131	96
Total current assets	3,670	3,369

Non-current restricted cash	—	11
Property, plant and equipment, net	26,499	23,978
Debt issuance costs, net	78	149
Non-current derivative assets	121	34
Goodwill	77	77
Other non-current assets, net	295	288
Total assets	$30,740	$27,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$80	$25
Accrued liabilities	987	1,078
Current debt	66	—
Deferred revenue	120	111
Derivative liabilities	96	37
Other current liabilities	1	—
Total current liabilities	1,350	1,251

Long-term debt, net	27,438	25,336
Non-current capital lease obligations	29	—
Non-current derivative liabilities	16	19
Other non-current liabilities	76	60

Commitments and contingencies (see Note 15)

Stockholders’ equity
Preferred stock, $0.0001 par value, 5.0 million shares authorized, none issued	—	—
Common stock, $0.003 par value
Authorized: 480.0 million shares at September 30, 2018 and December 31, 2017
Issued: 269.7 million shares and 250.1 million shares at September 30, 2018 and December 31, 2017, respectively
Outstanding: 257.1 million shares and 237.6 million shares at September 30, 2018 and December 31, 2017, respectively	1	1
Treasury stock: 12.6 million shares and 12.5 million shares at September 30, 2018 and December 31, 2017, respectively, at cost	(396)	(386)
Additional paid-in-capital	4,009	3,248
Accumulated deficit	(4,223)	(4,627)
Total stockholders’ deficit	(609)	(1,764)
Non-controlling interest	2,440	3,004
Total equity	1,831	1,240
Total liabilities and equity	$30,740	$27,906

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
LNG revenues	$1,719	$1,332	$5,327	$3,646
Regasification revenues	66	65	196	195
Other revenues	30	5	73	12
Other—related party	4	1	8	2
Total revenues	1,819	1,403	5,604	3,855

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	1,027	824	3,078	2,140
Operating and maintenance expense	170	114	457	309
Development expense	2	3	6	7
Selling, general and administrative expense	74	64	214	179
Depreciation and amortization expense	113	92	333	252
Restructuring expense	—	—	—	6
Impairment expense and loss on disposal of assets	8	9	8	15
Total operating costs and expenses	1,394	1,106	4,096	2,908

Income from operations	425	297	1,508	947

Other income (expense)
Interest expense, net of capitalized interest	(221)	(186)	(653)	(539)
Loss on modification or extinguishment of debt	(12)	(25)	(27)	(100)
Derivative gain (loss), net	23	(2)	132	(37)
Other income	15	4	32	11
Total other expense	(195)	(209)	(516)	(665)

Income before income taxes and non-controlling interest	230	88	992	282
Income tax benefit (provision)	(3)	2	(15)	1
Net income	227	90	977	283
Less: net income attributable to non-controlling interest	162	379	573	803
Net income (loss) attributable to common stockholders	$65	$(289)	$404	$(520)

Net income (loss) per share attributable to common stockholders—basic	$0.26	$(1.24)	$1.67	$(2.24)
Net income (loss) per share attributable to common stockholders—diluted	$0.26	$(1.24)	$1.65	$(2.24)

Weighted average number of common shares outstanding—basic	247.2	232.6	241.9	232.5
Weighted average number of common shares outstanding—diluted	250.2	232.6	244.6	232.5

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Total Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total Equity
	Shares	Par Value Amount	Shares	Amount
Balance at December 31, 2017	237.6	$1	12.5	$(386)	$3,248	$(4,627)	$3,004	$1,240
Vesting of restricted stock units	0.4	—	—	—	—	—	—	—
Issuance of stock to acquire additional interest in Cheniere Holdings and other merger related adjustments	19.2	—	—	—	694	—	(702)	(8)
Share-based compensation	—	—	—	—	65	—	—	65
Shares repurchased related to share-based compensation	(0.1)	—	0.1	(10)	—	—	—	(10)
Net income attributable to non-controlling interest	—	—	—	—	—	—	573	573
Equity portion of convertible notes, net	—	—	—	—	2	—	—	2
Distributions to non-controlling interest	—	—	—	—	—	—	(435)	(435)
Net income	—	—	—	—	—	404	—	404
Balance at September 30, 2018	257.1	$1	12.6	$(396)	$4,009	$(4,223)	$2,440	$1,831

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income	$977	$283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	333	252
Share-based compensation expense	89	64
Non-cash interest expense	52	54
Amortization of debt issuance costs, deferred commitment fees, premium and discount	53	53
Loss on modification or extinguishment of debt	27	100
Total losses on derivatives, net	17	108
Net cash used for settlement of derivative instruments	(54)	(59)
Impairment expense and loss on disposal of assets	8	15
Other	(5)	(2)
Changes in operating assets and liabilities:
Accounts and other receivables	115	(33)
Accounts receivable—related party	(1)	(1)
Inventory	(56)	35
Other current assets	(35)	(45)
Accounts payable and accrued liabilities	(23)	20
Deferred revenue	8	58
Other, net	(1)	(7)
Net cash provided by operating activities	1,504	895

Cash flows from investing activities
Property, plant and equipment, net	(2,712)	(2,903)
Investment in equity method investment	(25)	(41)
Other	15	18
Net cash used in investing activities	(2,722)	(2,926)

Cash flows from financing activities
Proceeds from issuances of debt	3,443	6,537
Repayments of debt	(1,385)	(3,609)
Debt issuance and deferred financing costs	(53)	(85)
Debt extinguishment costs	(16)	—
Distributions and dividends to non-controlling interest	(435)	(60)
Payments related to tax withholdings for share-based compensation	(10)	(4)
Other	(7)	—
Net cash provided by financing activities	1,537	2,779

Net increase in cash, cash equivalents and restricted cash	319	748
Cash, cash equivalents and restricted cash—beginning of period	2,613	1,827
Cash, cash equivalents and restricted cash—end of period	$2,932	$2,575
Balances per Consolidated Balance Sheet:

September 30, 2018
Cash and cash equivalents	$989
Restricted cash	1,943
Total cash, cash equivalents and restricted cash	$2,932

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

We are developing and constructing a second natural gas liquefaction and export facility at the Corpus Christi LNG terminal near Corpus Christi, Texas, and a pipeline facility (collectively, the “CCL Project”) through wholly owned subsidiaries CCL and CCP, respectively. The CCL Project is being developed in stages. The first stage includes Trains 1 and 2, two LNG storage tanks, one complete marine berth and a second partial berth and all of the CCL Project’s necessary infrastructure facilities (“Stage 1”). The second stage includes Train 3, one LNG storage tank and the completion of the second partial berth (“Stage 2”). The CCL Project also includes a 23-mile natural gas supply pipeline that will interconnect the Corpus Christi LNG terminal with several interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline”). Stages 1 and 2 are currently under construction, and construction of the Corpus Christi Pipeline was completed in the second quarter of 2018. Train 1 has commenced commissioning activities.

Additionally, separate from the CCH Group, we are developing an expansion of the Corpus Christi LNG terminal adjacent to the CCL Project and filed an application with FERC in June 2018 for seven midscale Trains with an expected aggregate nominal production capacity of approximately 9.5 mtpa and one LNG storage tank. We remain focused on leveraging infrastructure through the expansion of our existing sites. We are also in various stages of developing other projects, including infrastructure projects in support of natural gas supply and LNG demand, which, among other things, will require acceptable commercial and financing arrangements before we make a final investment decision (“FID”).

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

Results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2018.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 2—RESTRICTED CASH

Restricted cash consists of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. As of September 30, 2018 and December 31, 2017, restricted cash consisted of the following (in millions):

	September 30,	December 31,
	2018	2017
Current restricted cash
SPL Project	$649	$544
Cheniere Partners and cash held by guarantor subsidiaries	808	1,045
CCL Project	220	227
Cash held by our subsidiaries restricted to Cheniere	266	64
Total current restricted cash	$1,943	$1,880

Non-current restricted cash
Other	$—	$11

Pursuant to the accounts agreements entered into with the collateral trustees for the benefit of SPL’s debt holders and CCH’s debt holders, SPL and CCH are required to deposit all cash received into reserve accounts controlled by the collateral trustees.  The usage or withdrawal of such cash is restricted to the payment of liabilities related to the SPL Project and the CCL Project and other restricted payments.

Under Cheniere Partners’ credit facilities (the “CQP Credit Facilities”), Cheniere Partners and each of its subsidiaries other than SPL, as guarantor subsidiaries, are subject to limitations on the use of cash under the terms of the CQP Credit Facilities and the related depositary agreement governing the extension of credit to Cheniere Partners. Specifically, Cheniere Partners may only withdraw funds from collateral accounts held at a designated depositary bank on a limited basis and for specific purposes, including for the payment of operating expenses of Cheniere Partners and its guarantor subsidiaries. In addition, distributions and capital expenditures may only be made quarterly and are subject to certain restrictions.

NOTE 3—ACCOUNTS AND OTHER RECEIVABLES

As of September 30, 2018 and December 31, 2017, accounts and other receivables consisted of the following (in millions):

	September 30,	December 31,
	2018	2017
Trade receivables
SPL	$213	$185
Cheniere Marketing	16	163
Other accounts receivable	14	21
Total accounts and other receivables	$243	$369

NOTE 4—INVENTORY

As of September 30, 2018 and December 31, 2017, inventory consisted of the following (in millions):

	September 30,	December 31,
	2018	2017
Natural gas	$10	$17
LNG	42	44
LNG in-transit	181	130
Materials and other	65	52
Total inventory	$298	$243

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2018 and December 31, 2017, property, plant and equipment, net consisted of the following (in millions):

	September 30,	December 31,
	2018	2017
LNG terminal costs
LNG terminal and interconnecting pipeline facilities	$13,162	$12,687
LNG site and related costs	86	86
LNG terminal construction-in-process	14,269	11,932
Accumulated depreciation	(1,192)	(882)
Total LNG terminal costs, net	26,325	23,823
Fixed assets and other
Computer and office equipment	17	14
Furniture and fixtures	19	19
Computer software	97	92
Leasehold improvements	41	41
Land	59	59
Other	18	16
Accumulated depreciation	(107)	(86)
Total fixed assets and other, net	144	155
Tug vessels under capital lease	30	—
Property, plant and equipment, net	$26,499	$23,978

Depreciation expense was $112 million and $91 million during the three months ended September 30, 2018 and 2017, respectively, and $331 million and $250 million during the nine months ended September 30, 2018 and 2017, respectively.

We realized offsets to LNG terminal costs of $82 million and $252 million in the three and nine months ended September 30, 2017, respectively, that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of the respective Train of the SPL Project, during the testing phase for its construction. We did not realize any offsets to LNG terminal costs in the three and nine months ended September 30, 2018.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, which are classified as derivative assets, non-current derivative assets, derivative liabilities or non-current derivative liabilities in our Consolidated Balance Sheets (in millions).

	Fair Value Measurements as of
	September 30, 2018				December 31, 2017
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
CQP Interest Rate Derivatives asset	$—	$28	$—	$28	$—	$21	$—	$21
CCH Interest Rate Derivatives asset (liability)	—	94	—	94	—	(32)	—	(32)
Liquefaction Supply Derivatives asset (liability)	(1)	4	26	29	2	10	43	55
LNG Trading Derivatives asset (liability)	(19)	(71)	—	(90)	(13)	5	—	(8)
FX Derivatives asset (liability)	—	11	—	11	—	(1)	—	(1)

There have been no changes to our evaluation of and accounting for our derivative positions during the nine months ended September 30, 2018. See Note 7—Derivative Instruments of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2017 for additional information.

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

We include a portion of our Physical Liquefaction Supply Derivatives as Level 3 within the valuation hierarchy as the fair value is developed through the use of internal models which may be impacted by inputs that are unobservable in the marketplace. The curves used to generate the fair value of our Physical Liquefaction Supply Derivatives are based on basis adjustments applied to forward curves for a liquid trading point. In addition, there may be observable liquid market basis information in the near term, but terms of a Physical Liquefaction Supply Derivatives contract may exceed the period for which such information is available, resulting in a Level 3 classification. In these instances, the fair value of the contract incorporates extrapolation assumptions made in the determination of the market basis price for future delivery periods in which applicable commodity basis prices were either not observable or lacked corroborative market data. As of September 30, 2018 and December 31, 2017, some of our Physical Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure is under development to accommodate marketable physical gas flow.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The Level 3 fair value measurements of natural gas positions within our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas market basis spreads due to the contractual notional amount represented by our Level 3 positions, which is a substantial portion of our overall Physical Liquefaction Supply Derivatives portfolio. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of September 30, 2018:

	Net Fair Value Asset (in millions)	Valuation Approach	Significant Unobservable Input	Significant Unobservable Inputs Range
Physical Liquefaction Supply Derivatives	$26	Market approach incorporating present value techniques	Basis Spread	$(0.748) - $0.079

The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the three and nine months ended September 30, 2018 and 2017 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance, beginning of period	$12	$40	$43	$79
Realized and mark-to-market gains (losses):
Included in cost of sales	5	(8)	(4)	(43)
Purchases and settlements:
Purchases	9	(1)	14	1
Settlements	1	(2)	(27)	(8)
Transfers out of Level 3 (1)	(1)	—	—	—
Balance, end of period	$26	$29	$26	$29
Change in unrealized gains relating to instruments still held at end of period	$5	$(8)	$(4)	$(43)

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

Interest Rate Derivatives

Cheniere Partners had entered into interest rate swaps (“CQP Interest Rate Derivatives”) to hedge a portion of the variable interest payments on its CQP Credit Facilities, based on a portion of the expected outstanding borrowings over the term of the CQP Credit Facilities. In September 2018, Cheniere Partners terminated approximately $1.2 billion of commitments under the CQP Credit Facilities, as discussed in Note 10—Debt. In October 2018, Cheniere Partners terminated the CQP Interest Rate Derivatives related to the CQP Credit Facilities, which resulted in a derivative gain of $28 million.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

As of September 30, 2018, we had the following Interest Rate Derivatives outstanding:

	Initial Notional Amount	Maximum Notional Amount	Effective Date	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
CQP Interest Rate Derivatives	$225 million	$1.3 billion	March 22, 2016	February 29, 2020	1.19%	One-month LIBOR
CCH Interest Rate Derivatives	$29 million	$4.7 billion	May 20, 2015	May 31, 2022	2.30%	One-month LIBOR

The following table shows the fair value and location of our Interest Rate Derivatives on our Consolidated Balance Sheets (in millions):

	September 30, 2018			December 31, 2017
	CQP Interest Rate Derivatives	CCH Interest Rate Derivatives	Total	CQP Interest Rate Derivatives	CCH Interest Rate Derivatives	Total
Consolidated Balance Sheet Location
Derivative assets	$19	$13	$32	$7	$—	$7
Non-current derivative assets	9	81	90	14	3	17
Total derivative assets	28	94	122	21	3	24

Derivative liabilities	—	—	—	—	(20)	(20)
Non-current derivative liabilities	—	—	—	—	(15)	(15)
Total derivative liabilities	—	—	—	—	(35)	(35)

Derivative asset (liability), net	$28	$94	$122	$21	$(32)	$(11)

The following table shows the changes in the fair value and settlements of our Interest Rate Derivatives recorded in derivative gain (loss), net on our Consolidated Statements of Operations during the three and nine months ended September 30, 2018 and 2017 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
CQP Interest Rate Derivatives gain	$2	$1	$13	$—
CCH Interest Rate Derivatives gain (loss)	21	(3)	119	(35)
SPL Interest Rate Derivatives loss	—	—	—	(2)

Commodity Derivatives

SPL and CCL have entered into index-based physical natural gas supply contracts and associated economic hedges to purchase natural gas for the commissioning and operation of the SPL Project and the CCL Project. The terms of the physical natural gas supply contracts range up to eight years, some of which commence upon the satisfaction of certain conditions precedent.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the fair value and location of our Liquefaction Supply Derivatives and LNG Trading Derivatives (collectively, “Commodity Derivatives”) on our Consolidated Balance Sheets (in millions, except notional amount):

	September 30, 2018			December 31, 2017
	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives (2)	Total	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives (2)	Total
Consolidated Balance Sheet Location
Derivative assets	$13	$7	$20	$41	$9	$50
Non-current derivative assets	27	4	31	17	—	17
Total derivative assets	40	11	51	58	9	67

Derivative liabilities	(6)	(90)	(96)	—	(17)	(17)
Non-current derivative liabilities	(5)	(11)	(16)	(3)	—	(3)
Total derivative liabilities	(11)	(101)	(112)	(3)	(17)	(20)

Derivative asset (liability), net	$29	$(90)	$(61)	$55	$(8)	$47

Notional amount, net (in TBtu) (3)	4,769	20		2,539	25

(1)
Does not include collateral calls of $3 million and $1 million for such contracts, which are included in other current assets in our Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, respectively.

(2)
Does not include collateral of $58 million and $28 million deposited for such contracts, which are included in other current assets in our Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, respectively.

(3)
SPL had secured up to approximately 2,755 TBtu and 2,214 TBtu and CCL had secured up to approximately 2,640 TBtu and 2,024 TBtu of natural gas feedstock through natural gas supply contracts as of September 30, 2018 and December 31, 2017, respectively.

The following table shows the changes in the fair value, settlements and location of our Commodity Derivatives recorded on our Consolidated Statements of Operations during the three and nine months ended September 30, 2018 and 2017 (in millions):

	Consolidated Statements of Operations Location (1)	Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
LNG Trading Derivatives loss	LNG revenues	$(58)	$(16)	$(128)	$(20)
Liquefaction Supply Derivatives gain (loss) (2)	Cost of sales	21	(11)	(32)	(51)

(1)
Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

(2)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

FX Derivatives

The following table shows the fair value and location of our FX Derivatives on our Consolidated Balance Sheets (in millions):

		Fair Value Measurements as of
	Consolidated Balance Sheet Location	September 30, 2018	December 31, 2017
FX Derivatives	Derivative assets	$11	$—
FX Derivatives	Non-current derivative liabilities	—	(1)

The total notional amount of our FX Derivatives was $227 million and $27 million as of September 30, 2018 and December 31, 2017, respectively.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the changes in the fair value of our FX Derivatives recorded in LNG revenues on our Consolidated Statements of Operations during the three and nine months ended September 30, 2018 and 2017 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
FX Derivatives gain	$1	$—	$11	$—

Consolidated Balance Sheet Presentation

Our derivative instruments are presented on a net basis on our Consolidated Balance Sheets as described above. The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions):

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of September 30, 2018
CQP Interest Rate Derivatives	$28	$—	$28
CCH Interest Rate Derivatives	94	—	94
Liquefaction Supply Derivatives	46	(6)	40
Liquefaction Supply Derivatives	(22)	11	(11)
LNG Trading Derivatives	50	(39)	11
LNG Trading Derivatives	(154)	53	(101)
FX Derivatives	21	(10)	11
As of December 31, 2017
CQP Interest Rate Derivatives	$21	$—	$21
CCH Interest Rate Derivatives	3	—	3
CCH Interest Rate Derivatives	(35)	—	(35)
Liquefaction Supply Derivatives	64	(6)	58
Liquefaction Supply Derivatives	(3)	—	(3)
LNG Trading Derivatives	9	—	9
LNG Trading Derivatives	(37)	20	(17)
FX Derivatives	(1)	—	(1)

NOTE 7—OTHER NON-CURRENT ASSETS

As of September 30, 2018 and December 31, 2017, other non-current assets, net consisted of the following (in millions):

	September 30,	December 31,
	2018	2017
Advances made under EPC and non-EPC contracts	$15	$26
Advances made to municipalities for water system enhancements	90	97
Advances and other asset conveyances to third parties to support LNG terminals	48	48
Tax-related payments and receivables	21	29
Equity method investments	92	64
Other	29	24
Total other non-current assets, net	$295	$288

Equity Method Investments

Our equity method investments consist of interests in privately-held companies. In 2017, we acquired an equity interest in Midship Holdings, LLC (“Midship Holdings”), which manages the business and affairs of Midship Pipeline Company, LLC (“Midship Pipeline”). Midship Pipeline is pursuing the development, construction, operation and maintenance of an approximately 200-mile natural gas pipeline project (the “Midship Project”) that connects new production in the Anadarko Basin to Gulf Coast markets. Midship Holdings entered into agreements with investment funds managed by EIG Global Energy Partners (“EIG”) under which EIG-managed funds committed to make an investment of up to $500 million (the “EIG Investment”) in the Midship Project, subject to the terms and conditions contained in the applicable agreements. The EIG Investment, when combined with

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

equity contributed by us, is intended to ensure the Midship Project has the equity funding expected to be required to develop and construct the project. Construction of the Midship Project will commence based upon, among other things, obtaining the required authorization from the FERC and adequate financing to construct the proposed project.

We have determined that Midship Holdings is a variable interest entity (“VIE”) because it is thinly capitalized at formation such that the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support. We do not consolidate Midship Holdings because we do not have power to direct the activities that most significantly impact its economic performance. We continually monitor both consolidated and unconsolidated VIEs to determine if any events have occurred that could cause a change in our identification of a VIE or determination of the primary beneficiary to a VIE. We account for our investment in Midship Holdings under the equity method as we have the ability to exercise significant influence over the operating and financial policies of Midship Holdings through our non-controlling voting rights on its board of managers. Our investment in Midship Holdings was $84 million and $55 million at September 30, 2018 and December 31, 2017, respectively. Our obligations to make additional investments in Midship Holdings are not significant.

Cheniere LNG O&M Services, LLC (“O&M Services”), our wholly owned subsidiary, provides the development, construction, operation and maintenance services associated with the Midship Project pursuant to agreements in which O&M Services receives an agreed upon fee and reimbursement of costs incurred. O&M Services recorded $4 million and $1 million in the three months ended September 30, 2018 and 2017, respectively, and $8 million and $2 million in the nine months ended September 30, 2018 and 2017, respectively, of revenues in other—related party and $3 million and $2 million of accounts receivable—related party as of September 30, 2018 and December 31, 2017, respectively, for services provided to Midship Pipeline under these agreements. CCL has entered into a transportation precedent agreement with Midship Pipeline to secure firm pipeline transportation capacity for a period of 10 years following commencement of the Midship Project. In May 2018, CCL issued a letter of credit to Midship Pipeline for drawings up to an aggregate maximum amount of $16 million. Midship Pipeline had not made any drawings on this letter of credit as of September 30, 2018.

NOTE 8—NON-CONTROLLING INTEREST

During the three and nine months ended September 30, 2018, we acquired 8.1% and 17.3%, respectively, of additional interest in Cheniere Holdings previously held by the public, and closed the previously announced merger of Cheniere Holdings with and into our wholly owned subsidiary. As a result of the merger, all of the publicly-held shares of Cheniere Holdings not owned by us were canceled and shareholders other than Cheniere received shares of our common stock in a stock-for-share exchange. As of December 31, 2017, we owned 82.7% of Cheniere Holdings. Because the transactions represented a combination of ownership interests under common control, changes in Cheniere’s ownership interest in Cheniere Holdings were accounted for as an equity transaction and no gain or loss was recognized.

We own a 48.6% limited partner interest in Cheniere Partners in the form of 104.5 million common units and 135.4 million subordinated units, with the remaining non-controlling interest held by Blackstone CQP Holdco LP and the public. We also own 100% of the general partner interest and the incentive distribution rights in Cheniere Partners. Cheniere Partners is accounted for as a variable interest entity. See Note 9—Variable Interest Entities of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2017 for further information.

NOTE 9—ACCRUED LIABILITIES

As of September 30, 2018 and December 31, 2017, accrued liabilities consisted of the following (in millions):

	September 30,	December 31,
	2018	2017
Interest costs and related debt fees	$252	$397
Accrued natural gas purchases	251	298
LNG terminals and related pipeline costs	228	192
Compensation and benefits	113	141
Accrued LNG inventory	76	1
Other accrued liabilities	67	49
Total accrued liabilities	$987	$1,078

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 10—DEBT

As of September 30, 2018 and December 31, 2017, our debt consisted of the following (in millions):

	September 30,	December 31,
	2018	2017
Long-term debt:
SPL
5.625% Senior Secured Notes due 2021 (“2021 SPL Senior Notes”)	$2,000	$2,000
6.25% Senior Secured Notes due 2022 (“2022 SPL Senior Notes”)	1,000	1,000
5.625% Senior Secured Notes due 2023 (“2023 SPL Senior Notes”)	1,500	1,500
5.75% Senior Secured Notes due 2024 (“2024 SPL Senior Notes”)	2,000	2,000
5.625% Senior Secured Notes due 2025 (“2025 SPL Senior Notes”)	2,000	2,000
5.875% Senior Secured Notes due 2026 (“2026 SPL Senior Notes”)	1,500	1,500
5.00% Senior Secured Notes due 2027 (“2027 SPL Senior Notes”)	1,500	1,500
4.200% Senior Secured Notes due 2028 (“2028 SPL Senior Notes”)	1,350	1,350
5.00% Senior Secured Notes due 2037 (“2037 SPL Senior Notes”)	800	800
Cheniere Partners
5.250% Senior Notes due 2025 (“2025 CQP Senior Notes”)	1,500	1,500
5.625% Senior Notes due 2026 (“2026 CQP Senior Notes”)	1,100	—
CQP Credit Facilities	—	1,090
CCH
7.000% Senior Secured Notes due 2024 (“2024 CCH Senior Notes”)	1,250	1,250
5.875% Senior Secured Notes due 2025 (“2025 CCH Senior Notes”)	1,500	1,500
5.125% Senior Secured Notes due 2027 (“2027 CCH Senior Notes”)	1,500	1,500
CCH Credit Facility	4,492	2,485
CCH HoldCo II
11.0% Convertible Senior Notes due 2025 (“2025 CCH HoldCo II Convertible Senior Notes”)	1,416	1,305
Cheniere
4.875% Convertible Unsecured Notes due 2021 (“2021 Cheniere Convertible Unsecured Notes”)	1,189	1,161
4.25% Convertible Senior Notes due 2045 (“2045 Cheniere Convertible Senior Notes”)	625	625
$750 million Cheniere Revolving Credit Facility (“Cheniere Revolving Credit Facility”)	—	—
Unamortized premium, discount and debt issuance costs, net	(784)	(730)
Total long-term debt, net	27,438	25,336

Current debt:
$1.2 billion SPL Working Capital Facility (“SPL Working Capital Facility”)	—	—
$1.2 billion CCH Working Capital Facility (“CCH Working Capital Facility”)	—	—
Cheniere Marketing trade finance facilities	66	—
Total current debt	66	—

Total debt, net	$27,504	$25,336

2018 Debt Issuances and Redemptions

2026 CQP Senior Notes

In September 2018, Cheniere Partners issued an aggregate principal amount of $1.1 billion of the 2026 CQP Senior Notes, which are jointly and severally guaranteed by each of Cheniere Partners’ subsidiaries other than SPL (the “CQP Guarantors”) and, subject to certain conditions governing its guarantee, Sabine Pass LP. Net proceeds of the offering of approximately $1.1 billion, after deducting the initial purchasers’ commissions and estimated fees and expenses, were used to prepay all of the outstanding indebtedness under the CQP Credit Facilities, resulting in the recognition of debt modification and extinguishment costs of $12 million for the three and nine months ended September 30, 2018 relating to the incurrence of third party fees and write off of

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

unamortized debt issuance costs. As of September 30, 2018, only a $115 million revolving credit facility, all of which is undrawn, remains as part of the CQP Credit Facilities.

Borrowings under the 2026 CQP Senior Notes accrue interest at a fixed rate of 5.625%, and interest on the 2026 CQP Senior Notes is payable semi-annually in arrears. The 2026 CQP Senior Notes are governed by the same base indenture as the 2025 CQP Senior Notes (the “CQP Base Indenture”), and are further governed by the Second Supplemental Indenture (together with the CQP Base Indenture, the “2026 CQP Notes Indenture”), which contains customary terms and events of default and certain covenants that, among other things, limit the ability of Cheniere Partners and the CQP Guarantors to incur liens and sell assets, enter into transactions with affiliates, enter into sale-leaseback transactions and consolidate, merge or sell, lease or otherwise dispose of all or substantially all of the applicable entity’s properties or assets.

At any time prior to October 1, 2021, Cheniere Partners may redeem all or a part of the 2026 CQP Senior Notes at a redemption price equal to 100% of the aggregate principal amount of the 2026 CQP Senior Notes redeemed, plus the “applicable premium” set forth in the 2026 CQP Notes Indenture, plus accrued and unpaid interest, if any, to the date of redemption. In addition, at any time prior to October 1, 2021, Cheniere Partners may redeem up to 35% of the aggregate principal amount of the 2026 CQP Senior Notes with an amount of cash not greater than the net cash proceeds from certain equity offerings at a redemption price equal to 105.625% of the aggregate principal amount of the 2026 CQP Senior Notes redeemed, plus accrued and unpaid interest, if any, to the date of redemption. At any time on or after October 1, 2021 through the maturity date of October 1, 2026, Cheniere Partners may redeem the 2026 CQP Senior Notes, in whole or in part, at the redemption prices set forth in the 2026 CQP Notes Indenture.

The 2026 CQP Senior Notes are Cheniere Partners’ senior obligations, ranking equally in right of payment with Cheniere Partners’ other existing and future unsubordinated debt and senior to any of its future subordinated debt. After applying the proceeds from the 2026 CQP Senior Notes, the 2026 CQP Senior Notes and the 2025 CQP Senior Notes (collectively, the “CQP Senior Notes”) became unsecured. In the event that the aggregate amount of Cheniere Partners’ secured indebtedness and the secured indebtedness of the CQP Guarantors (other than the CQP Senior Notes or any other series of notes issued under the CQP Base Indenture) outstanding at any one time exceeds the greater of (1) $1.5 billion and (2) 10% of net tangible assets, the CQP Senior Notes will be secured to the same extent as such obligations under the CQP Credit Facilities. The obligations under the CQP Credit Facilities are secured on a first-priority basis (subject to permitted encumbrances) with liens on (1) substantially all the existing and future tangible and intangible assets and rights of Cheniere Partners and the CQP Guarantors and equity interests in the CQP Guarantors (except, in each case, for certain excluded properties set forth in the CQP Credit Facilities) and (2) substantially all of the real property of SPLNG (except for excluded properties referenced in the CQP Credit Facilities).

In connection with the closing of the 2026 CQP Senior Notes offering, Cheniere Partners and the CQP Guarantors entered into a registration rights agreement (the “CQP Registration Rights Agreement”). Under the CQP Registration Rights Agreement, Cheniere Partners and the CQP Guarantors have agreed to file with the SEC and cause to become effective a registration statement relating to an offer to exchange any and all of the 2026 CQP Senior Notes for a like aggregate principal amount of debt securities of Cheniere Partners with terms identical in all material respects to the 2026 CQP Senior Notes sought to be exchanged (other than with respect to restrictions on transfer or to any increase in annual interest rate), within 360 days after the notes issuance date of September 11, 2018. Under specified circumstances, Cheniere Partners and the CQP Guarantors have also agreed to cause to become effective a shelf registration statement relating to resales of the 2026 CQP Senior Notes. Cheniere Partners will be obligated to pay additional interest on the 2026 CQP Senior Notes if it fails to comply with its obligation to register the 2026 CQP Senior Notes within the specified time period.

CCH Credit Facility

In May 2018, CCH amended and restated the CCH Credit Facility to increase total commitments under the credit facility to $6.1 billion. Borrowings are used to fund a portion of the costs of developing, constructing and placing into service the three Trains and the related facilities of the CCL Project and for related business purposes.

The CCH Credit Facility matures on June 30, 2024, with principal payments due quarterly commencing on the earlier of (1) the first quarterly payment date occurring more than three calendar months following the completion of the CCL Project as defined in the common terms agreement and (2) a set date determined by reference to the date under which a certain LNG buyer linked to the last Train of the CCL Project to become operational is entitled to terminate its SPA for failure to achieve the date of first commercial delivery for that agreement. Scheduled repayments will be based upon a 19-year tailored amortization,

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

commencing the first full quarter after the completion of Trains 1 through 3 and designed to achieve a minimum projected fixed debt service coverage ratio of 1.50:1.

Loans under the CCH Credit Facility accrue interest at a variable rate per annum equal to, at CCH’s election, LIBOR or the base rate, plus the applicable margin. The applicable margin for LIBOR loans is 1.75% and for base rate loans is 0.75%. Interest on LIBOR loans is due and payable at the end of each applicable interest period and interest on base rate loans is due and payable at the end of each quarter. CCH was required to pay certain upfront fees to the agents and lenders under the CCH Credit Facility together with additional transaction fees and expenses in the aggregate amount of $53 million.

All other terms of the CCH Credit Facility substantially remained the same to those described in Note 12—Debt of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2017. The amendment and restatement of the CCH Credit Facility resulted in the recognition of $15 million of debt modification and extinguishment costs during the nine months ended September 30, 2018 relating to the incurrence of third party fees and write off of unamortized debt issuance costs.

CCH Working Capital Facility

In June 2018, CCH amended and restated the CCH Working Capital Facility to increase total commitments under the CCH Working Capital Facility to $1.2 billion. Borrowings will be used for certain working capital requirements related to developing and placing into operations the CCL Project and for related business purposes.

Loans under the CCH Working Capital Facility accrue interest at a variable rate per annum equal to LIBOR or the base rate plus the applicable margin. The applicable margin for LIBOR loans ranges from 1.25% to 1.75% per annum, and the applicable margin for base rate loans ranges from 0.25% to 0.75% per annum. CCH was required to pay certain upfront fees to the agents and lenders under the CCH Working Capital Facility together with additional transaction fees and expenses in the aggregate amount of $14 million.

The CCH Working Capital Facility matures on June 29, 2023. All other terms of the CCH Working Capital Facility substantially remained the same to those described in Note 12—Debt of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2017.

2025 CCH HoldCo II Convertible Senior Notes

In May 2018, the amended and restated note purchase agreement under which the 2025 CCH HoldCo II Convertible Senior Notes were issued was subsequently amended in connection with commercialization and financing of Train 3 of the CCL Project.  All terms of the 2025 CCH HoldCo II Convertible Senior Notes substantially remained the same to those described in Note 12—Debt of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2017.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Credit Facilities

Below is a summary of our credit facilities outstanding as of September 30, 2018 (in millions):

	SPL Working Capital Facility	CQP Credit Facilities	CCH Credit Facility	CCH Working Capital Facility	Cheniere Revolving Credit Facility
Original facility size	$1,200	$2,800	$8,404	$350	$750
Incremental commitments	—	—	1,566	850	—
Less:
Outstanding balance	—	—	4,492	—	—
Commitments prepaid or terminated	—	2,685	3,832	—	—
Letters of credit issued	494	—	—	316	—
Available commitment	$706	$115	$1,646	$884	$750

Interest rate	LIBOR plus 1.75% or base rate plus 0.75%	LIBOR plus 2.25% or base rate plus 1.25% (1)	LIBOR plus 1.75% or base rate plus 0.75%	LIBOR plus 1.25% - 1.75% or base rate plus 0.25% - 0.75%	LIBOR plus 3.25% or base rate plus 2.25%
Maturity date	December 31, 2020, with various terms for underlying loans	February 25, 2020	June 30, 2024	June 29, 2023	March 2, 2021

(1)	There is a 0.50% step-up for both LIBOR and base rate loans beginning on February 25, 2019.

Convertible Notes

Below is a summary of our convertible notes outstanding as of September 30, 2018 (in millions):

	2021 Cheniere Convertible Unsecured Notes	2025 CCH HoldCo II Convertible Senior Notes	2045 Cheniere Convertible Senior Notes
Aggregate original principal	$1,000	$1,000	$625
Debt component, net of discount and debt issuance costs	$1,090	$1,390	$310
Equity component	$207	$—	$194
Interest payment method	Paid-in-kind	Paid-in-kind (1)	Cash
Conversion by us (2)	—	(3)	(4)
Conversion by holders (2)	(5)	(6)	(7)
Conversion basis	Cash and/or stock	Stock	Cash and/or stock
Conversion value in excess of principal	$—	$—	$—
Maturity date	May 28, 2021	May 13, 2025	March 15, 2045
Contractual interest rate	4.875%	11.0%	4.25%
Effective interest rate (8)	8.4%	11.9%	9.4%
Remaining debt discount and debt issuance costs amortization period (9)	2.7 years	2.0 years	26.5 years

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

Restrictive Debt Covenants

As of September 30, 2018, each of our issuers was in compliance with all covenants related to their respective debt agreements.

Interest Expense

Total interest expense, including interest expense related to our convertible notes, consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest cost on convertible notes:
Interest per contractual rate	$60	$55	$176	$162
Amortization of debt discount	9	8	25	22
Amortization of debt issuance costs	3	2	7	5
Total interest cost related to convertible notes	72	65	208	189
Interest cost on debt excluding convertible notes	354	324	1,034	931
Total interest cost	426	389	1,242	1,120
Capitalized interest	(205)	(203)	(589)	(581)
Total interest expense, net	$221	$186	$653	$539

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Fair Value Disclosures

The following table shows the carrying amount, which is net of unamortized premium, discount and debt issuance costs, and estimated fair value of our debt (in millions):

	September 30, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes (1)	$19,457	$20,552	$18,350	$20,075
2037 SPL Senior Notes (2)	791	831	790	871
Credit facilities (3)	4,466	4,466	3,574	3,574
2021 Cheniere Convertible Unsecured Notes (2)	1,090	1,267	1,040	1,136
2025 CCH HoldCo II Convertible Senior Notes (2)	1,390	1,597	1,273	1,535
2045 Cheniere Convertible Senior Notes (4)	310	497	309	447

(1)
Includes 2021 SPL Senior Notes, 2022 SPL Senior Notes, 2023 SPL Senior Notes, 2024 SPL Senior Notes, 2025 SPL Senior Notes, 2026 SPL Senior Notes, 2027 SPL Senior Notes, 2028 SPL Senior Notes, 2025 CQP Senior Notes, 2026 CQP Senior Notes, 2024 CCH Senior Notes, 2025 CCH Senior Notes and 2027 CCH Senior Notes. The Level 2 estimated fair value was based on quotes obtained from broker-dealers or market makers of these senior notes and other similar instruments.

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

NOTE 11—REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue earned from contracts with customers during the three and nine months ended September 30, 2018 and 2017 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
LNG revenues	$1,712	$1,345	$5,327	$3,646
Regasification revenues	66	65	196	195
Other revenues	30	5	73	12
Other—related party	4	1	8	2
Total revenues from customers	1,812	1,416	5,604	3,855
Gains (losses) from derivative instruments (1)	7	(13)	—	—
Total revenues	$1,819	$1,403	$5,604	$3,855

(1)	Includes the realized value associated with a portion of derivative instruments that settle through physical delivery.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

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

We intend to primarily use LNG sourced from our Sabine Pass or Corpus Christi terminals to provide contracted volumes to our customers. However, we supplement this LNG with volumes procured from third parties. LNG revenues recognized from LNG that was procured from third parties was $208 million and $427 million for the three months ended September 30, 2018 and 2017, respectively, and $394 million and $631 million for the nine months ended September 30, 2018 and 2017, respectively.

Revenues from the sale of LNG are recognized at a point in time when the LNG is delivered to the customer, either at the Sabine Pass LNG terminal or at the customer’s LNG receiving terminal, based on the terms of the contract, which is the point legal title, physical possession and the risks and rewards of ownership transfer to the customer. Each individual molecule of LNG is viewed as a separate performance obligation. The stated contract price (including both fixed and variable fees) per MMBtu in each LNG sales arrangement is representative of the stand-alone selling price for LNG at the time the sale was negotiated. We have concluded that the variable fees meet the exception for allocating variable consideration to specific parts of the contract. As such, the variable consideration for these contracts is allocated to each distinct molecule of LNG and recognized when that distinct molecule of LNG is delivered to the customer. Because of the use of the exception, variable consideration related to the sale of LNG is also not included in the transaction price.

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

Because SPLNG is continuously available to provide regasification service on a daily basis with the same pattern of transfer, we have concluded that SPLNG provides a single performance obligation to its customers on a continuous basis over time. We have determined that an output method of recognition based on elapsed time best reflects the benefits of this service to the customer and accordingly, LNG regasification capacity reservation fees are recognized as regasification revenues on a straight-line basis over the term of the respective TUAs. We have concluded that the inflation element within the contract meets the exception for allocating variable consideration to specific parts of the contract and accordingly the inflation adjustment is not included in the transaction price and will be recognized over the year in which the inflation adjustment relates on a straight-line basis.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Upon substantial completion of Train 3 of the SPL Project, SPL gained access to a portion of Total’s capacity and other services provided under Total’s TUA with SPLNG. Upon substantial completion of Train 5, SPL will gain access to substantially all of Total’s capacity. Notwithstanding any arrangements between Total and SPL, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA and we continue to recognize the payments received from Total as revenue. During each of the three months ended September 30, 2018 and 2017, SPL recorded $7.5 million and during the nine months ended September 30, 2018 and 2017, SPL recorded $23 million and $15 million, respectively, as operating and maintenance expense under this partial TUA assignment agreement.

Deferred Revenue Reconciliation

The following table reflects the changes in our contract liabilities, which we classify as deferred revenue on our Consolidated Balance Sheets (in millions):

Nine Months Ended September 30, 2018
Deferred revenues, beginning of period	$111
Cash received but not yet recognized	120
Revenue recognized from prior period deferral	(111)
Deferred revenues, end of period	$120

We record deferred revenue when we receive consideration, or such consideration is unconditionally due from a customer, prior to transferring goods or services to the customer under the terms of a sales contract. Changes in deferred revenue during the nine months ended September 30, 2018 are primarily attributable to differences between the timing of revenue recognition and the receipt of advance payments related to delivery of LNG under certain SPAs.

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2018:

	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$102.4	11.3
Regasification revenues	2.7	5.8
Total revenues	$105.1

(1)	The weighted average recognition timing represents an estimate of the number of years during which we shall have recognized half of the unsatisfied transaction price.

We have elected the following exemptions which omit certain potential future sources of revenue from the table above:

(1)	We omit from the table above all performance obligations that are part of a contract that has an original expected duration of one year or less.

(2)
We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The table above excludes all variable consideration under our SPAs and TUAs. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. A portion of such variable consideration is considered constrained due to the uncertainty of ultimate pricing and receipt and we have not included such variable consideration in the transaction price. During each of the three and nine months ended September 30, 2018, approximately 55% of our LNG revenues from contracts with a duration of over one year and approximately 3% of our regasification revenues were related to variable consideration received from customers.

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

NOTE 12—INCOME TAXES

We recorded an income tax provision of $3 million and an income tax benefit of $2 million during the three months ended September 30, 2018 and 2017, respectively, and an income tax provision of $15 million and an income tax benefit of $1 million during the nine months ended September 30, 2018 and 2017, respectively. Changes in the income tax recorded between comparative periods are primarily attributable to fluctuations in the profitability of our U.K. integrated marketing function.

The effective tax rates during the three and nine months ended September 30, 2018 and 2017 were lower than the 21% and 35% federal statutory rates during the 2018 and 2017 interim periods, respectively, primarily as a result of maintaining a valuation allowance against our federal and state net deferred tax assets. Due to historical losses and other available evidence related to our ability to generate taxable income, we continue to maintain a valuation allowance against our federal and state net deferred tax assets at September 30, 2018.

NOTE 13—SHARE-BASED COMPENSATION

We have granted restricted stock shares, restricted stock units, performance stock units and phantom units to employees and non-employee directors under the Amended and Restated 2003 Stock Incentive Plan, as amended, the 2011 Incentive Plan, as amended (the “2011 Plan”), the 2015 Employee Inducement Incentive Plan and the 2015 Long-Term Cash Incentive Plan.

For the nine months ended September 30, 2018, we granted 2.3 million restricted stock units and 0.2 million performance stock units at target performance under the 2011 Plan to certain employees. Restricted stock units are stock awards that vest over a two- to three-year service period and entitle the holder to receive shares of our common stock upon vesting, subject to restrictions on transfer and to a risk of forfeiture if the recipient terminates employment with us prior to the lapse of the restrictions. Performance stock units provide for three-year cliff vesting with payouts based on our cumulative distributable cash flow per share from January 1, 2018 through December 31, 2020 compared to a pre-established performance target. The number of shares that may be earned at the end of the vesting period ranges from 50 to 200 percent of the target award amount if the threshold performance is met. Both restricted stock units and performance stock units will be settled in Cheniere common stock (on a one-for-one basis) and are classified as equity awards.

Total share-based compensation consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Share-based compensation costs, pre-tax:
Equity awards	$25	$10	$64	$25
Liability awards	13	12	45	56
Total share-based compensation	38	22	109	81
Capitalized share-based compensation	(7)	(4)	(20)	(17)
Total share-based compensation expense	$31	$18	$89	$64
Tax benefit associated with share-based compensation expense	$1	$1	$3	$3

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

The following table reconciles basic and diluted weighted average common shares outstanding for the three and nine months ended September 30, 2018 and 2017 (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average common shares outstanding:
Basic	247.2	232.6	241.9	232.5
Dilutive unvested stock	3.0	—	2.7	—
Diluted	250.2	232.6	244.6	232.5

Basic net income (loss) per share attributable to common stockholders	$0.26	$(1.24)	$1.67	$(2.24)
Diluted net income (loss) per share attributable to common stockholders	$0.26	$(1.24)	$1.65	$(2.24)

Potentially dilutive securities that were not included in the diluted net income (loss) per share computations because their effects would have been anti-dilutive were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Unvested stock (1)	2.0	1.5	2.3	1.5
Convertible notes (2)	17.3	16.8	17.1	16.8
Total potentially dilutive common shares	19.3	18.3	19.4	18.3

(1)
Does not include 0.4 million shares for each of the three and nine months ended September 30, 2018 and 5.1 million shares for each of the three and nine months ended September 30, 2017, of unvested stock because the performance conditions had not yet been satisfied as of September 30, 2018 and 2017, respectively.

(2)
Includes number of shares in aggregate issuable upon conversion of the 2021 Cheniere Convertible Unsecured Notes and the 2045 Cheniere Convertible Senior Notes. There were no shares included in the computation of diluted net income (loss) per share for the 2025 CCH HoldCo II Convertible Senior Notes because substantive non-market-based contingencies underlying the eligible conversion date have not been met as of September 30, 2018.

NOTE 15—COMMITMENTS AND CONTINGENCIES

We have various contractual obligations which are recorded as liabilities in our Consolidated Financial Statements. Other items, such as certain purchase commitments and other executed contracts which do not meet the definition of a liability as of September 30, 2018, are not recognized as liabilities but require disclosures in our Consolidated Financial Statements.

Obligations under Certain Guarantee Contracts

Cheniere and certain of its subsidiaries enter into guarantee arrangements in the normal course of business to facilitate transactions with third parties. These arrangements include financial guarantees, letters of credit and debt guarantees. As of September 30, 2018 and December 31, 2017, there were no liabilities recognized under these guarantee arrangements.

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

On July 27, 2017, the Parallax entities named as defendants in the Texas Federal Suit reurged their motion to dismiss and simultaneously filed counterclaims against CLNGT and third party claims against us for breach of contract, breach of fiduciary duty, promissory estoppel, quantum meruit and fraudulent inducement of the Secured Note and Pledge Agreement, based on substantially the same factual allegations Parallax Enterprises made in the Louisiana Suit. These Parallax entities also simultaneously filed an action styled Cause No. 2017-49685, Parallax Enterprises, LLC, et al. v. Cheniere Energy, Inc., et al., in the 61st District Court of Harris County, Texas (the “Texas State Suit”), which asserts substantially the same claims these entities asserted in the Texas Federal Suit. On July 31, 2017, CLNGT withdrew its opposition to the dismissal of the Texas Federal Suit without prejudice on jurisdictional grounds and the federal court subsequently dismissed the Texas Federal Suit without prejudice. We and CLNGT simultaneously filed an answer and counterclaims in the Texas State Suit, asserting the same claims CLNGT had previously asserted in the Texas Federal Suit. Additionally, CLNGT filed third party claims against Parallax principals Martin Houston, Christopher Bowen Daniels, Howard Candelet and Mark Evans, as well as Tellurian Investments, Inc., Driftwood LNG, LLC, Driftwood LNG Pipeline LLC and Tellurian Services LLC, formerly known as Parallax Services LLC, including claims for tortious interference with CLNGT’s collateral rights under the Secured Note and Pledge Agreement, fraudulent transfer, conspiracy/aiding and abetting. Discovery in the Texas State Suit is ongoing. Trial is currently set for June 2019.

We do not expect that the resolution of this litigation will have a material adverse impact on our financial results.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 16—LEASES

In December 2015, we entered into a lease agreement for marine services related to the CCL Project that was classified as a capital lease. The service term of this lease commenced during the three months ended September 30, 2018, and we received two of the four tug vessels under this capital lease, which are recorded within property, plant and equipment, net on our Consolidated Balance Sheets. As of September 30, 2018, the total minimum lease payments related to the tug vessels received was $50 million, of which $20 million represents imputed interest, $1 million represents the current portion of capital lease obligations and $29 million represents the non-current portion of capital lease obligations.

NOTE 17—CUSTOMER CONCENTRATION

The following table shows customers with revenues of 10% or greater of total third-party revenues and customers with accounts receivable balances of 10% or greater of total accounts receivable from third parties:

	Percentage of Total Third-Party Revenues				Percentage of Accounts Receivable from Third Parties
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2018	2017	2018	2017	2018	2017
Customer A	17%	19%	18%	25%	26%	28%
Customer B	15%	14%	15%	13%	24%	16%
Customer C	15%	20%	20%	10%	20%	14%
Customer D	18%	—%	13%	—%	18%	—%
Customer E	—%	20%	*	19%	—%	—%
Customer F	*	*	*	*	—%	15%

* Less than 10%

NOTE 18—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Nine Months Ended September 30,
	2018	2017
Cash paid during the period for interest, net of amounts capitalized	$552	$360
Non-cash investing and financing activities:
Acquisition of non-controlling interest in Cheniere Holdings	702	—
Contribution of assets to equity method investee	—	14
Acquisition of assets under capital lease	30	—

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities was $471 million and $426 million as of September 30, 2018 and 2017, respectively.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 19—RECENT ACCOUNTING STANDARDS

The following table provides a brief description of a recent accounting standard that had not been adopted by us as of September 30, 2018:

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

Overview of Business

Cheniere, a Delaware corporation, is a Houston-based energy company primarily engaged in LNG-related businesses. Our vision is to provide clean, secure and affordable energy to the world, while responsibly delivering a reliable, competitive and integrated source of LNG, in a safe and rewarding work environment. We own and operate the Sabine Pass LNG terminal in Louisiana through our ownership interest in and management agreements with Cheniere Partners, which is a publicly traded limited partnership that we created in 2007. As of September 30, 2018, we owned 100% of the general partner interest and 48.6% of the limited partner interest in Cheniere Partners. We are currently developing and constructing two natural gas liquefaction and export facilities. The liquefaction of natural gas into LNG allows it to be shipped economically from areas of the world where natural gas is abundant and inexpensive to produce to other areas where natural gas demand and infrastructure exist to economically justify the use of LNG.

The Sabine Pass LNG terminal is located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast. Cheniere Partners is developing, constructing and operating natural gas liquefaction facilities (the “SPL Project”) at the Sabine Pass LNG terminal adjacent to the existing regasification facilities through a wholly owned subsidiary, SPL. Cheniere Partners plans to construct up to six Trains, which are in various stages of development, construction and operations. Trains 1 through 4 are operational, Train 5 is undergoing commissioning and Train 6 is being commercialized and has all necessary regulatory approvals in place. Each Train is expected to have a nominal production capacity, which is prior to adjusting for planned maintenance, production reliability, potential overdesign and debottlenecking opportunities, of approximately 4.5 mtpa of LNG and an adjusted nominal production capacity of approximately 4.5 to 4.9 mtpa of LNG. The Sabine Pass LNG terminal has operational regasification facilities owned by Cheniere Partners’ wholly owned subsidiary, SPLNG, that include pre-existing infrastructure of five LNG storage tanks with aggregate capacity of approximately 16.9 Bcfe, two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d. Cheniere Partners also owns a 94-mile pipeline that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines (the “Creole Trail Pipeline”) through a wholly owned subsidiary, CTPL.

We are developing and constructing a second natural gas liquefaction and export facility at the Corpus Christi LNG terminal near Corpus Christi, Texas, and a pipeline facility (collectively, the “CCL Project”) through wholly owned subsidiaries CCL and CCP, respectively. The CCL Project is being developed for three Trains, with expected aggregate nominal production capacity, which is prior to adjusting for planned maintenance, production reliability, potential overdesign and debottlenecking opportunities, of approximately 13.5 mtpa of LNG, three LNG storage tanks with aggregate capacity of approximately 10.1 Bcfe and two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters. The CCL Project is being developed in stages. The first stage (“Stage 1”) includes Trains 1 and 2, two LNG storage tanks, one complete marine berth and a second partial berth and all of the CCL Project’s necessary infrastructure facilities. The second stage (“Stage 2”) includes Train 3, one LNG storage tank and the completion of the second partial berth. The CCL Project also includes a 23-mile natural gas supply pipeline that will interconnect the Corpus Christi LNG terminal with several interstate and intrastate natural gas pipelines (the

“Corpus Christi Pipeline”). Stages 1 and 2 are currently under construction, and construction of the Corpus Christi Pipeline was completed during the second quarter of 2018. Train 1 has commenced commissioning activities.

Additionally, separate from the CCH Group, we are developing an expansion of the Corpus Christi LNG terminal adjacent to the CCL Project (“Corpus Christi Stage 3”) and filed an application with FERC in June 2018 for seven midscale Trains with an expected aggregate nominal production capacity of approximately 9.5 mtpa and one LNG storage tank. We remain focused on expansion of our existing sites by leveraging existing infrastructure. We are also in various stages of developing other projects, including infrastructure projects in support of natural gas supply and LNG demand, which, among other things, will require acceptable commercial and financing arrangements before we make a final investment decision (“FID”). We have made an equity investment in Midship Holdings, LLC (“Midship Holdings”), which manages the business and affairs of Midship Pipeline Company, LLC (“Midship Pipeline”). Midship Pipeline is developing a pipeline (the “Midship Project”) with expected capacity of up to 1.44 million Dekatherms per day that will connect new gas production in the Anadarko Basin to Gulf Coast markets, including markets serving the SPL Project and the CCL Project. Construction of the Midship Project will commence based upon, among other things, obtaining the required authorization from the FERC and adequate financing to construct the proposed project.

Overview of Significant Events

Our significant accomplishments since January 1, 2018 and through the filing date of this Form 10-Q include the following:
Strategic

•
In May 2018, our board of directors made a positive FID with respect to Stage 2 of the CCL Project and issued a full notice to proceed to Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”) under the EPC contract for Stage 2.

•
In June 2018, we filed an application with the FERC with respect to Corpus Christi Stage 3, consisting of seven midscale liquefaction Trains with an expected aggregate nominal production capacity of approximately 9.5 mtpa and one LNG storage tank.

•	We entered into the following agreements:

◦	In September 2018, we entered into a 15-year SPA with Vitol Inc. for the sale of approximately 0.7 mtpa of LNG beginning in 2018.

◦	In August 2018, we entered into a 25-year SPA with CPC Corporation, Taiwan for the sale of approximately 2.0 mtpa of LNG beginning in 2021.

◦
In February 2018, we entered into two SPAs with PetroChina International Company Limited, a subsidiary of China National Petroleum Corporation, for the sale of approximately 1.2 mtpa of LNG through 2043, with a portion of the supply beginning in 2018 and the balance beginning in 2023.

◦	In January 2018, we entered into a 15-year SPA with Trafigura Pte Ltd for the sale of approximately 1.0 mtpa of LNG beginning in 2019.
Operational

•
As of October 31, 2018, more than 215 cargoes have been produced, loaded and exported from the SPL Project year to date. To date, over 475 cumulative LNG cargoes have been exported from the SPL Project, with deliveries to 29 countries and regions worldwide.

•
In August 2018, feed gas was introduced to Train 1 of the CCL Project as part of the commissioning process. In September 2018, feed gas was introduced to Train 5 of the SPL Project as part of the commissioning process, and first LNG production from Train 5 occurred in October 2018.

Financial

•
In September 2018, we closed the previously announced merger of Cheniere Holdings with our wholly owned subsidiary. As a result of the merger, all of the publicly-held shares of Cheniere Holdings not owned by us were canceled and shareholders received 0.4750 shares of our common stock for each publicly-held share of Cheniere Holdings.

•	We completed the following debt transactions:

◦
In September 2018, Cheniere Partners issued an aggregate principal amount of $1.1 billion of 5.625% Senior Notes due 2026 (the “2026 CQP Senior Notes”). Net proceeds of the offering of approximately $1.1 billion, after deducting commissions, fees and expenses, were used to prepay all of the outstanding indebtedness under

Cheniere Partners’ credit facilities (the “CQP Credit Facilities”). As of September 30, 2018, only a $115 million revolving credit facility, which is currently undrawn, remains as part of the CQP Credit Facilities.

◦
In June 2018, CCH amended and restated its working capital facility (“CCH Working Capital Facility”) to increase total commitments under the CCH Working Capital Facility to $1.2 billion. Borrowings will be used for certain working capital requirements related to developing and placing into operations the CCL Project and for related business purposes.

◦
In May 2018, CCH amended and restated its existing credit facilities (the “CCH Credit Facility”) to increase total commitments under the CCH Credit Facility to $6.1 billion. Borrowings will be used to fund a portion of the costs of developing, constructing and placing into service the three Trains and the related facilities of the CCL Project and for related business purposes.

•	We reached the following contractual milestones:

◦	In June 2018, the date of first commercial delivery was reached under the 20-year SPA with BG Gulf Coast LNG, LLC (“BG”) relating to Train 3 of the SPL Project.

◦	In March 2018, the date of first commercial delivery was reached under the 20-year SPA with GAIL (India) Limited (“GAIL”) relating to Train 4 of the SPL Project.

Liquidity and Capital Resources

Although results are consolidated for financial reporting, Cheniere, Cheniere Partners, SPL and the CCH Group operate with independent capital structures. We expect the cash needs for at least the next twelve months will be met for each of these independent capital structures as follows:

•	SPL through project debt and borrowings and operating cash flows;

•	Cheniere Partners through operating cash flows from SPLNG, SPL and CTPL and debt or equity offerings;

•	CCH Group through project debt and borrowings and equity contributions from Cheniere; and

•
Cheniere through project financing, existing unrestricted cash, debt and equity offerings by us or our subsidiaries, operating cash flows, services fees from Cheniere Partners and our other subsidiaries and distributions from our investment in Cheniere Partners.

The following table provides a summary of our liquidity position at September 30, 2018 and December 31, 2017 (in millions):

	September 30,	December 31,
	2018	2017
Cash and cash equivalents	$989	$722
Restricted cash designated for the following purposes:
SPL Project	649	544
Cheniere Partners and cash held by guarantor subsidiaries	808	1,045
CCL Project	220	227
Other	266	75
Available commitments under the following credit facilities:
$1.2 billion SPL Working Capital Facility (“SPL Working Capital Facility”)	706	470
CQP Credit Facilities	115	220
CCH Credit Facility	1,646	2,087
CCH Working Capital Facility	884	186
$750 million Cheniere Revolving Credit Facility (“Cheniere Revolving Credit Facility”)	750	750

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

Cash Receipts from Subsidiaries

Our ownership interest in the Sabine Pass LNG terminal is held through Cheniere Partners. As of September 30, 2018, we owned a 48.6% limited partner interest in Cheniere Partners in the form of 104.5 million common units and 135.4 million subordinated units. We also own 100% of the general partner interest and the incentive distribution rights in Cheniere Partners. We are eligible to receive quarterly equity distributions from Cheniere Partners related to our ownership interests and our incentive distribution rights.

We also receive fees for providing management services to Cheniere Partners, SPLNG, SPL, CTPL, CCL and CCP. We received $57 million and $87 million in total service fees from these subsidiaries during the nine months ended September 30, 2018 and 2017, respectively.

Cheniere Partners

CQP Senior Notes

In September 2018, Cheniere Partners issued an aggregate principal amount of $1.1 billion of the 2026 CQP Senior Notes, in addition to the existing $1.5 billion of 5.250% Senior Notes due 2025 (the “2025 CQP Senior Notes”), which are jointly and severally guaranteed by each of Cheniere Partners’ subsidiaries other than SPL (the “CQP Guarantors”) and, subject to certain conditions governing its guarantee, Sabine Pass LP. The 2025 CQP Senior Notes and the 2026 CQP Senior Notes (collectively, the “CQP Senior Notes”) are governed by the same base indenture (the “CQP Base Indenture”). The 2025 CQP Senior Notes are further governed by the First Supplemental Indenture (together with the CQP Base Indenture, the “2025 CQP Notes Indenture”) and the 2026 CQP Senior Notes are further governed by the Second Supplemental Indenture (together with the CQP Base Indenture, the “2026 CQP Notes Indenture”). The 2025 CQP Notes Indenture and the 2026 CQP Notes Indenture contain customary terms and events of default and certain covenants that, among other things, limit the ability of Cheniere Partners and the CQP Guarantors to incur liens and sell assets, enter into transactions with affiliates, enter into sale-leaseback transactions and consolidate, merge or sell, lease or otherwise dispose of all or substantially all of the applicable entity’s properties or assets.

At any time prior to October 1, 2020 for the 2025 CQP Senior Notes and October 1, 2021 for the 2026 CQP Senior Notes, Cheniere Partners may redeem all or a part of the applicable CQP Senior Notes at a redemption price equal to 100% of the aggregate principal amount of the CQP Senior Notes redeemed, plus the “applicable premium” set forth in the 2025 CQP Notes Indenture and the 2026 CQP Notes Indenture, respectively, plus accrued and unpaid interest, if any, to the date of redemption. In addition, at any time prior to October 1, 2020 for the 2025 CQP Senior Notes and October 1, 2021 for the 2026 CQP Senior Notes, Cheniere Partners may redeem up to 35% of the aggregate principal amount of the CQP Senior Notes with an amount of cash not greater than the net cash proceeds from certain equity offerings at a redemption price equal to 105.250% of the aggregate principal amount of the 2025 CQP Senior Notes and 105.625% of the aggregate principal amount of the 2026 CQP Senior Notes redeemed, plus accrued and unpaid interest, if any, to the date of redemption. Cheniere Partners also may at any time on or after October 1, 2020 through the maturity date of October 1, 2025 for the 2025 CQP Senior Notes and October 1, 2021 through the maturity date of October 1, 2026 for the 2026 CQP Senior Notes, redeem the CQP Senior Notes, in whole or in part, at the redemption prices set forth in the 2025 CQP Notes Indenture and the 2026 CQP Notes Indenture, respectively.

The CQP Senior Notes are Cheniere Partners’ senior obligations, ranking equally in right of payment with Cheniere Partners’ other existing and future unsubordinated debt and senior to any of its future subordinated debt. After applying the proceeds from the 2026 CQP Senior Notes, the CQP Senior Notes became unsecured. In the event that the aggregate amount of Cheniere Partners’ secured indebtedness and the secured indebtedness of the CQP Guarantors (other than the CQP Senior Notes or any other series of notes issued under the CQP Base Indenture) outstanding at any one time exceeds the greater of (1) $1.5 billion and (2) 10% of net tangible assets, the CQP Senior Notes will be secured to the same extent as such obligations under the CQP Credit Facilities. The obligations under the CQP Credit Facilities are secured on a first-priority basis (subject to permitted encumbrances) with liens on (1) substantially all the existing and future tangible and intangible assets and rights of Cheniere Partners and the CQP Guarantors and equity interests in the CQP Guarantors (except, in each case, for certain excluded properties set forth in the CQP Credit Facilities) and (2) substantially all of the real property of SPLNG (except for excluded properties referenced in the CQP Credit Facilities). The liens securing the CQP Senior Notes, if applicable, will be shared equally and ratably (subject to permitted liens) with the holders of other senior secured obligations, which include the CQP Credit Facilities obligations and any future additional senior secured debt obligations.

CQP Credit Facilities

In February 2016, Cheniere Partners entered into the CQP Credit Facilities. The CQP Credit Facilities originally consisted of: (1) a $450 million CTPL tranche term loan that was used to prepay the $400 million term loan facility in February 2016, (2) an approximately $2.1 billion SPLNG tranche term loan that was used to repay and redeem in November 2016 the approximately $2.1 billion of the senior notes previously issued by SPLNG, (3) a $125 million facility that could be used to satisfy a six-month debt service reserve requirement and (4) a $115 million revolving credit facility that may be used for general business purposes. In September 2017 and September 2018, Cheniere Partners issued the 2025 CQP Senior Notes and the 2026 CQP Senior Notes, respectively, and the net proceeds were used to prepay the outstanding term loans under the CQP Credit Facilities. As of September 30, 2018, only a $115 million revolving credit facility, which is currently undrawn, remains as part of the CQP Credit Facilities.

The CQP Credit Facilities mature on February 25, 2020. Any outstanding balance may be repaid, in whole or in part, at any time without premium or penalty, except for interest hedging and interest rate breakage costs. The CQP Credit Facilities contain conditions precedent for extensions of credit, as well as customary affirmative and negative covenants and limit Cheniere Partners’ ability to make restricted payments, including distributions, to once per fiscal quarter as long as certain conditions are satisfied. Under the CQP Credit Facilities, Cheniere Partners is required to hedge not less than 50% of the variable interest rate exposure on its projected aggregate outstanding balance, maintain a minimum debt service coverage ratio of at least 1.15x at the end of each fiscal quarter beginning March 31, 2019 and have a projected debt service coverage ratio of 1.55x in order to incur additional indebtedness to refinance a portion of the existing obligations.

The CQP Credit Facilities are unconditionally guaranteed by each subsidiary of Cheniere Partners other than (1) SPL and (2) certain subsidiaries of Cheniere Partners owning other development projects, as well as certain other specified subsidiaries and members of the foregoing entities.

Sabine Pass LNG Terminal

Liquefaction Facilities

We are developing, constructing and operating the SPL Project at the Sabine Pass LNG terminal adjacent to the existing regasification facilities. We have received authorization from the FERC to site, construct and operate Trains 1 through 6. We have achieved substantial completion of Trains 1, 2, 3 and 4 of the SPL Project and commenced operating activities in May 2016, September 2016, March 2017 and October 2017, respectively. Train 5 of the SPL Project is undergoing commissioning and the following table summarizes the status as of September 30, 2018:

SPL Train 5
Overall project completion percentage	98.5%
Completion percentage of:
Engineering	100%
Procurement	100%
Subcontract work	92.7%
Construction	97.8%
Date of expected substantial completion	1Q 2019

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

Under SPL’s SPA with BG, BG has contracted for volumes related to Trains 3 and 4, for which the obligation to make volumes related to Train 3 available to BG has commenced and the obligation to make volumes related to Train 4 available to BG is expected to commence approximately one year after the date of first commercial delivery under SPL’s SPA with GAIL for Train 4.

In aggregate, the annual fixed fee portion to be paid by the third-party SPA customers is approximately $2.2 billion for Trains 1 through 3 and the SPA with GAIL for Train 4, increasing to $2.3 billion upon the date of first commercial delivery of Train 4 under the SPA with BG and to $2.9 billion upon the date of first commercial delivery of Train 5, with the applicable fixed fees starting from the date of first commercial delivery from the applicable Train, as specified in each SPA.

In addition, Cheniere Marketing has entered into an SPA with SPL to purchase, at Cheniere Marketing’s option, any LNG produced by SPL in excess of that required for other customers.

Natural Gas Transportation, Storage and Supply

To ensure SPL is able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, it has entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL and third-party pipeline companies. SPL has entered into firm storage services agreements with third parties to assist in managing variability in natural gas needs for the SPL Project. SPL has also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the SPL Project. As of September 30, 2018, SPL had secured up to approximately 2,755 TBtu of natural gas feedstock through long-term and short-term natural gas supply contracts.

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

The total contract price of the EPC contract for Train 5 of the SPL Project is approximately $3.1 billion reflecting amounts incurred under change orders through September 30, 2018. Total expected capital costs for Trains 1 through 5 are estimated to be between $12.5 billion and $13.5 billion before financing costs and between $17.5 billion and $18.5 billion after financing costs including, in each case, estimated owner’s costs and contingencies.

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

The remaining approximately 2.0 Bcf/d of capacity has been reserved under a TUA by SPL. SPL is obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million annually, continuing until at least May 2036. SPL entered into a partial TUA assignment agreement with Total, whereby upon substantial completion of Train 3 of the SPL Project, SPL gained access to a portion of Total’s capacity and other services provided under Total’s TUA with SPLNG. Upon substantial completion of Train 5, SPL will gain access to substantially all of Total’s capacity.  This agreement provides SPL with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity, permit SPL to more flexibly manage its LNG storage capacity and accommodate the development of Trains 5 and 6. Notwithstanding any arrangements between Total and SPL, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA. During each of the three months ended September 30, 2018 and 2017, SPL recorded $7.5 million and during the nine months ended September 30, 2018 and 2017, SPL recorded $23 million and $15 million, respectively, as operating and maintenance expense under this partial TUA assignment agreement.

Under each of these TUAs, SPLNG is entitled to retain 2% of the LNG delivered to the Sabine Pass LNG terminal.

Capital Resources

We currently expect that SPL’s capital resources requirements with respect to Trains 1 through 5 of the SPL Project will be financed through project debt and borrowings and cash flows under the SPAs. We believe that with the net proceeds of borrowings, available commitments under the SPL Working Capital Facility and cash flows from operations, we will have adequate financial resources available to complete Train 5 of the SPL Project and to meet our currently anticipated capital, operating and debt service requirements. SPL began generating cash flows from operations from the SPL Project in May 2016, when Train 1 achieved substantial completion and initiated operating activities. Trains 2, 3 and 4 subsequently achieved substantial completion in September 2016, March 2017 and October 2017, respectively. We realized offsets to LNG terminal costs of $82 million and $252 million in the three and nine months ended September 30, 2017, respectively, that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations, during the testing phase for the construction of those Trains of the SPL Project. We did not realize any offsets to LNG terminal costs in the three and nine months ended September 30, 2018. Additionally, SPLNG generates cash flows from the TUAs, as discussed above.

The following table provides a summary of our capital resources from borrowings and available commitments for the Sabine Pass LNG Terminal, excluding equity contributions to our subsidiaries and cash flows from operations (as described in Sources and Uses of Cash), at September 30, 2018 and December 31, 2017 (in millions):

	September 30,	December 31,
	2018	2017
Senior notes (1)	$16,250	$15,150
Credit facilities outstanding balance (2)	—	1,090
Letters of credit issued (3)	494	730
Available commitments under credit facilities (3)	706	470
Total capital resources from borrowings and available commitments (4)	$17,450	$17,440

(1)
Includes SPL’s 5.625% Senior Secured Notes due 2021, 6.25% Senior Secured Notes due 2022, 5.625% Senior Secured Notes due 2023, 5.75% Senior Secured Notes due 2024, 5.625% Senior Secured Notes due 2025, 5.875% Senior Secured Notes due 2026 (the “2026 SPL Senior Notes”), 5.00% Senior Secured Notes due 2027 (the “2027 SPL Senior Notes”), 4.200% Senior Secured Notes due 2028 (the “2028 SPL Senior Notes”) and 5.00% Senior Secured Notes due 2037 (the “2037 SPL Senior Notes”) (collectively, the “SPL Senior Notes”) and Cheniere Partners’ 2025 CQP Senior Notes and 2026 CQP Senior Notes.

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

SPL Working Capital Facility

In September 2015, SPL entered into the SPL Working Capital Facility, which is intended to be used for loans to SPL (“SPL Working Capital Loans”), the issuance of letters of credit on behalf of SPL, as well as for swing line loans to SPL (“SPL Swing Line Loans”), primarily for certain working capital requirements related to developing and placing into operation the SPL Project. SPL may, from time to time, request increases in the commitments under the SPL Working Capital Facility of up to $760 million and, upon the completion of the debt financing of Train 6 of the SPL Project, request an incremental increase in commitments of up to an additional $390 million. As of September 30, 2018 and December 31, 2017, SPL had $706 million and $470 million of available commitments and $494 million and $730 million aggregate amount of issued letters of credit under the SPL Working Capital Facility, respectively. SPL did not have any amounts outstanding under the SPL Working Capital Facility as of both September 30, 2018 and December 31, 2017.

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

Corpus Christi LNG Terminal

Liquefaction Facilities

The CCL Project is being developed and constructed at the Corpus Christi LNG terminal. We have received authorization from the FERC to site, construct and operate Stages 1 and 2 of the CCL Project. The following table summarizes the overall project status of the CCL Project as of September 30, 2018:

	CCL Stage 1		CCL Stage 2
Overall project completion percentage	93.9%		36.3%
Completion percentage of:
Engineering	100%		79.2%
Procurement	100%		57.3%
Subcontract work	83.6%		5.8%
Construction	86.9%		5.9%
Expected date of substantial completion	Train 1	1Q 2019	Train 3	2H 2021
	Train 2	2H 2019

Separate from the CCH Group, we are also developing Corpus Christi Stage 3, adjacent to the CCL Project. We filed an application with FERC in June 2018 for seven midscale Trains with an expected aggregate nominal production capacity of approximately 9.5 mtpa and one LNG storage tank. We remain focused on leveraging infrastructure through the expansion of our existing sites.

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

Natural Gas Transportation, Storage and Supply

To ensure CCL is able to transport adequate natural gas feedstock to the Corpus Christi LNG terminal, it has entered into transportation precedent agreements to secure firm pipeline transportation capacity with CCP and certain third-party pipeline companies. CCL has entered into a firm storage services agreement with a third party to assist in managing variability in natural gas needs for the CCL Project. CCL has also entered into enabling agreements and long-term natural gas supply contracts with third parties, and will continue to enter into such agreements, in order to secure natural gas feedstock for the CCL Project. As of September 30, 2018, CCL had secured up to approximately 2,640 TBtu of natural gas feedstock through long-term natural gas supply contracts, a portion of which is subject to the achievement of certain project milestones and other conditions precedent.

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

The total contract prices of the EPC contract for Stage 1 and the EPC contract for Stage 2, which do not include the Corpus Christi Pipeline, are approximately $7.8 billion and $2.4 billion, respectively, reflecting amounts incurred under change orders through September 30, 2018. Total expected capital costs for Trains 1 through 3 are estimated to be between $11.0 billion and $12.0 billion before financing costs and between $15.0 billion and $16.0 billion after financing costs including, in each case, estimated owner’s costs and contingencies.

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

Capital Resources

We expect to finance the construction costs of the CCL Project from one or more of the following: project financing, operating cash flows from CCL and CCP and equity contributions to our subsidiaries. The following table provides a summary of our capital resources from borrowings and available commitments for the CCL Project, excluding equity contributions to our subsidiaries, at September 30, 2018 and December 31, 2017 (in millions):

	September 30,	December 31,
	2018	2017
Senior notes (1)	$4,250	$4,250
11% Convertible Senior Secured Notes due 2025 (2)	1,000	1,000
Credit facilities outstanding balance (3)	4,492	2,485
Letters of credit issued (3)	316	164
Available commitments under credit facilities (3)	2,530	2,273
Total capital resources from borrowings and available commitments (4)	$12,588	$10,172

(1)	Includes CCH’s 7.000% Senior Secured Notes due 2024, 5.875% Senior Secured Notes due 2025 and 5.125% Senior Secured Notes due 2027 (the “2027 CCH Senior Notes”) (collectively, the “CCH Senior Notes”).

(2)	Aggregate original principal amount before debt discount and debt issuance costs.

(3)	Includes CCH Credit Facility and CCH Working Capital Facility.

(4)
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

In May 2018, the amended and restated note purchase agreement under which the 2025 CCH HoldCo II Convertible Senior Notes were issued was subsequently amended in connection with commercialization and financing of Train 3 of the CCL Project.  All terms of the 2025 CCH HoldCo II Convertible Senior Notes substantially remained the same to those described in Note 12—Debt of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2017.

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

CCH Credit Facility

In May 2018, CCH amended and restated the CCH Credit Facility to increase total commitments under the CCH Credit Facility to $6.1 billion. The obligations of CCH under the CCH Credit Facility are secured by a first priority lien on substantially all of the assets of CCH and its subsidiaries and by a pledge by CCH HoldCo I of its limited liability company interests in CCH. As of September 30, 2018 and December 31, 2017, CCH had $1.6 billion and $2.1 billion of available commitments and $4.5 billion and $2.5 billion loans outstanding under the CCH Credit Facility, respectively.

The CCH Credit Facility matures on June 30, 2024, with principal payments due quarterly commencing on the earlier of (1) the first quarterly payment date occurring more than three calendar months following the completion of the CCL Project as defined in the common terms agreement and (2) a set date determined by reference to the date under which a certain LNG buyer linked to the last Train of the CCL Project to become operational is entitled to terminate its SPA for failure to achieve the date of first commercial delivery for that agreement. Scheduled repayments will be based upon a 19-year tailored amortization, commencing the first full quarter after the completion of Trains 1 through 3 and designed to achieve a minimum projected fixed debt service coverage ratio of 1.50:1.

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
CCH Working Capital Facility

In June 2018, CCH amended and restated the CCH Working Capital Facility to increase total commitments under the CCH Working Capital Facility to $1.2 billion. The CCH Working Capital Facility is intended to be used for loans to CCH (“CCH Working Capital Loans”), the issuance of letters of credit on behalf of CCH, as well as for swing line loans to CCH (“CCH Swing Line Loans”) for certain working capital requirements related to developing and placing into operations the CCL Project and for related business purposes. Loans under the CCH Working Capital Facility are guaranteed by the CCH Guarantors. CCH may, from time to time, request increases in the commitments under the CCH Working Capital Facility of up to the maximum allowed under the Common Terms Agreement that was entered into concurrently with the CCH Credit Facility. As of September 30, 2018 and December 31, 2017, CCH had $884 million and $186 million of available commitments and $316 million and $164 million aggregate amount of issued letters of credit under the CCH Working Capital Facility, respectively. CCH did not have any amounts outstanding under the CCH Working Capital Facility as of both September 30, 2018 and December 31, 2017.

The CCH Working Capital Facility matures on June 29, 2023, and CCH may prepay the CCH Working Capital Loans, CCH Swing Line Loans and loans made in connection with a draw upon any letter of credit (“CCH LC Loans”) at any time without premium or penalty upon three business days’ notice and may re-borrow at any time. CCH LC Loans have a term of up to one year. CCH Swing Line Loans terminate upon the earliest of (1) the maturity date or earlier termination of the CCH Working Capital Facility, (2) the date that is 15 days after such CCH Swing Line Loan is made and (3) the first borrowing date for a CCH Working Capital Loan or CCH Swing Line Loan occurring at least four business days following the date the CCH Swing Line Loan is made. CCH is required to reduce the aggregate outstanding principal amount of all CCH Working Capital Loans to zero for a period of five consecutive business days at least once each year.

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

Restrictive Debt Covenants

As of September 30, 2018, each of our issuers was in compliance with all covenants related to their respective debt agreements.

Marketing

We market and sell LNG produced by the SPL Project and the CCL Project that is not required for other customers through our integrated marketing function. We are developing a portfolio of long-, medium- and short-term SPAs to transport and unload commercial LNG cargoes to locations worldwide, which is primarily sourced by LNG produced by the SPL Project and the CCL Project but supplemented by volume procured from other locations worldwide, as needed. As of September 30, 2018, we have sold or have options to sell approximately 3,958 TBtu of LNG to be delivered to customers between 2018 and 2045.  The cargoes have been sold either on a free on board (“FOB”) basis (delivered to the customer at the Sabine Pass LNG terminal) or a delivered at terminal (“DAT”) basis (delivered to the customer at their LNG receiving terminal). We have chartered LNG vessels to be utilized in DAT transactions. In addition, we have entered into a long-term agreement to sell LNG cargoes on a DAT basis that is conditioned upon the buyer achieving certain milestones.

Cheniere Marketing entered into uncommitted trade finance facilities with available commitments of $370 million as of September 30, 2018, primarily to be used for the purchase and sale of LNG for ultimate resale in the course of its operations. The finance facilities are intended to be used for advances, guarantees or the issuance of letters of credit or standby letters of credit on behalf of Cheniere Marketing. As of September 30, 2018 and December 31, 2017, Cheniere Marketing had $129 million and $2 million, respectively, in standby letters of credit and guarantees outstanding under the finance facilities. As of September 30, 2018 and December 31, 2017, Cheniere Marketing had $66 million and zero, respectively, in loans outstanding under the finance facilities. Cheniere Marketing pays interest or fees on utilized commitments.

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

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash, cash equivalents and restricted cash for the nine months ended September 30, 2018 and 2017 (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Nine Months Ended September 30,
	2018	2017
Operating cash flows	$1,504	$895
Investing cash flows	(2,722)	(2,926)
Financing cash flows	1,537	2,779

Net increase in cash, cash equivalents and restricted cash	319	748
Cash, cash equivalents and restricted cash—beginning of period	2,613	1,827
Cash, cash equivalents and restricted cash—end of period	$2,932	$2,575

Operating Cash Flows

Our operating cash inflows during the nine months ended September 30, 2018 and 2017 were $1.5 billion and $895 million, respectively. The $609 million increase in operating cash inflows in 2018 compared to 2017 was primarily related to increased cash receipts from the sale of LNG cargoes, partially offset by increased operating costs and expenses as a result of the of additional Trains that were operating at the SPL Project in 2018. During the nine months ended September 30, 2018, Trains 1 through 4 were operational, whereas during the nine months ended September 30, 2017, Trains 1 and 2 were operational for nine months and Train 3 was operational for six months.

Investing Cash Flows

Investing cash outflows during the nine months ended September 30, 2018 and 2017 were $2.7 billion and $2.9 billion, respectively, and were primarily used to fund the construction costs for the SPL Project and the CCL Project. These costs are capitalized as construction-in-process until achievement of substantial completion. Additionally, during the during the nine months ended September 30, 2018, we invested an additional $25 million in our equity method investment Midship Holdings, offset by proceeds of $12 million from the sale of our cost method investments. During the nine months ended September 30, 2017, we invested an additional $41 million in our equity method investment Midship Holdings and made payments of $18 million primarily for infrastructure to support the CCL Project, which was partially offset by the receipt of $36 million from the return of collateral payments previously paid for the CCL Project.

Financing Cash Flows

Financing cash inflows during the nine months ended September 30, 2018 were $1.5 billion, primarily as a result of:

•	issuance of an aggregate principal amount of $1.1 billion of the 2026 CQP Senior Notes, which was used to prepay $1.1 billion of the outstanding borrowings under the CQP Credit Facilities;

•	$2.3 billion of borrowings and $281 million in repayments under the CCH Credit Facility;

•	$14 million of borrowings and $14 million in repayments under the CCH Working Capital Facility;

•	$66 million of net borrowings related to our Cheniere Marketing trade financing facilities;

•	$53 million of debt issuance costs related to up-front fees paid upon the closing of these transactions;

•	$16 million in debt extinguishment costs related to the prepayments of the CQP Credit Facilities and the CCH Credit Facility;

•	$435 million of distributions and dividends to non-controlling interest by Cheniere Partners and Cheniere Holdings;

•	$10 million paid for tax withholdings for share-based compensation; and

•	$7 million of transaction costs to acquire additional interest of Cheniere Holdings.

Financing cash inflows during the nine months ended September 30, 2017 were $2.8 billion, primarily as a result of:

•	issuances of SPL’s senior notes for an aggregate principal amount $2.15 billion;

•	$55 million of borrowings and $369 million of repayments made under the credit facilities SPL entered into in June 2015;

•	$110 million of borrowings and $334 million of repayments made under the SPL Working Capital Facility;

•	$1.2 billion of borrowings under the CCH Credit Facility;

•	issuance of aggregate principal amount of $1.5 billion of the 2027 CCH Senior Notes, which was used to prepay $1.4 billion of outstanding borrowings under the CCH Credit Facility;

•	$24 million of borrowings and $24 million of repayments made under the CCH Working Capital Facility;

•	issuance of an aggregate principal amount of $1.5 billion of the 2025 CQP Senior Notes, which was used to prepay $1.5 billion of the outstanding borrowings under the CQP Credit Facilities;

•	$17 million in net borrowings under the Cheniere Marketing trade finance facilities;

•	$85 million of debt issuance costs related to up-front fees paid upon the closing of these transactions;

•	$60 million of distributions and dividends to non-controlling interest by Cheniere Partners and Cheniere Holdings; and

•	$4 million paid for tax withholdings for share-based compensation.

Results of Operations

The following table summarizes the volumes of operational and commissioning LNG cargoes that were loaded from the SPL Project and recognized on our Consolidated Financial Statements during the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
(in TBtu)	Operational	Commissioning	Operational	Commissioning
Volumes loaded during the current period	228	—	691	—
Volumes loaded during the prior period but recognized during the current period	3	—	43	—
Less: volumes loaded during the current period and in transit at the end of the period	(3)	—	(3)	—
Total volumes recognized in the current period	228	—	731	—

Our consolidated net income attributable to common stockholders was $65 million, or $0.26 per share (basic and diluted), in the three months ended September 30, 2018, compared to net loss attributable to common stockholders of $289 million, or $1.24 per share (basic and diluted), in the three months ended September 30, 2017. This $354 million increase in net income attributable to common stockholders in 2018 was primarily attributable to the nonrecurrence of non-cash amortization of the beneficial conversion feature on Cheniere Partners’ Class B units that occurred during the comparable period in 2017, partially offset by increased allocation of Cheniere Partners’ net income allocated to non-controlling interest holders. Further contributing to the increase was increased income from operations due to additional Trains operating between periods, increased derivative gain, net and decreased loss on modification or extinguishment of debt, partially offset by increased interest expense, net of amounts capitalized.

Our consolidated net income attributable to common stockholders was $404 million, or $1.67 per share—basic and $1.65 per share—diluted, in the nine months ended September 30, 2018, compared to net loss attributable to common stockholders of $520 million, or $2.24 per share (basic and diluted), in the nine months ended September 30, 2017. This $924 million increase in net income attributable to common stockholders in 2018 primarily attributable to the nonrecurrence of non-cash amortization of the beneficial conversion feature on Cheniere Partners’ Class B units that occurred during the comparable period in 2017, partially offset by increased allocation of Cheniere Partners’ net income allocated to non-controlling interest holders. Further contributing to the increase was increased income from operations due to additional Trains operating between the periods, increased derivative gain, net and decreased loss on modification or extinguishment of debt, which were partially offset by increased interest expense, net of amounts capitalized.

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2018	2017	Change	2018	2017	Change
LNG revenues	$1,719	$1,332	$387	$5,327	$3,646	$1,681
Regasification revenues	66	65	1	196	195	1
Other revenues	30	5	25	73	12	61
Other—related party	4	1	3	8	2	6
Total revenues	$1,819	$1,403	$416	$5,604	$3,855	$1,749

We begin recognizing LNG revenues from the SPL Project following the substantial completion and the commencement of operating activities of the respective Trains. During the nine months ended September 30, 2018, Trains 1 through 4 were operational, whereas during the nine months ended September 30, 2017, Trains 1 and 2 were operational for nine months and Train 3 was operational for six months. The increase in revenues for the three and nine months ended September 30, 2018 from the comparable periods in 2017 was primarily attributable to the increased volume of LNG sold following the achievement of substantial completion of these Trains. We expect our LNG revenues to increase in the future upon Train 5 of the SPL Project and Trains 1 through 3 of the CCL Project becoming operational.

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. We realized offsets to LNG terminal costs of $82 million corresponding to 14 TBtu of LNG in the three months ended September 30, 2017 and $252 million corresponding to 40 TBtu of LNG in the nine months ended September 30, 2017 that were related to the sale of commissioning cargoes. There were no commissioning cargoes sold that were realized as offsets to LNG terminal costs in the three and nine months ended September 30, 2018.

The following table presents the components of LNG revenues and the corresponding LNG volumes sold.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
LNG revenues (in millions):
LNG from the SPL Project sold under SPL’s third party long-term SPAs	$1,182	$715	$3,293	$1,669
LNG from the SPL Project sold by our integrated marketing function	316	200	1,619	1,337
LNG procured from third parties	208	427	394	631
Other revenues and derivative gains (losses)	13	(10)	21	9
Total LNG revenues	$1,719	$1,332	$5,327	$3,646

Volumes sold as LNG revenues (in TBtu):
LNG from the SPL Project sold under SPL’s third party long-term SPAs	196	118	550	275
LNG from the SPL Project sold by our integrated marketing function	32	33	181	176
LNG procured from third parties	23	45	44	64
Total volumes sold as LNG revenues	251	196	775	515

Operating costs and expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2018	2017	Change	2018	2017	Change
Cost of sales	$1,027	$824	$203	$3,078	$2,140	$938
Operating and maintenance expense	170	114	56	457	309	148
Development expense	2	3	(1)	6	7	(1)
Selling, general and administrative expense	74	64	10	214	179	35
Depreciation and amortization expense	113	92	21	333	252	81
Restructuring expense	—	—	—	—	6	(6)
Impairment expense and loss on disposal of assets	8	9	(1)	8	15	(7)
Total operating costs and expenses	$1,394	$1,106	$288	$4,096	$2,908	$1,188

Our total operating costs and expenses increased during the three and nine months ended September 30, 2018 from the three and nine months ended September 30, 2017, primarily as a result of additional Trains that were operating between the periods. There were four Trains operating during the nine months ended September 30, 2018, whereas two Trains were operating for nine months and a third Train was operating for six months during the comparable period in 2017.

Cost of sales increased during the three and nine months ended September 30, 2018 from the comparable periods in 2017, primarily as a result of the increase in operating Trains during 2018. Cost of sales includes costs incurred directly for the production and delivery of LNG from the SPL Project, to the extent those costs are not utilized for the commissioning process. The increase during the three and nine months ended September 30, 2018 from the comparable periods in 2017 was primarily related to the increase in the volume of natural gas feedstock, partially offset by lower prices of natural gas feedstock between the periods. Cost of sales also includes vessel charter costs, gains and losses from derivatives associated with economic hedges to secure natural gas feedstock for the SPL Project and CCL Project, port and canal fees, variable transportation and storage costs and other costs to convert natural gas into LNG.

Operating and maintenance expense increased during the three and nine months ended September 30, 2018 from the comparable periods in 2017, as a result of the increase in operating Trains during 2018. Operating and maintenance expense primarily includes costs associated with operating and maintaining the SPL Project and CCL Project. The increase during the three and nine months ended September 30, 2018 from the comparable periods in 2017 was primarily related to payroll and benefit costs of operations personnel, natural gas transportation and storage capacity demand charges and third-party service and maintenance contract costs. Operating and maintenance expense also includes TUA reservation charges as a result of payments under the partial TUA assignment agreement with Total, insurance and regulatory costs and other operating costs.

Depreciation and amortization expense increased during the three and nine months ended September 30, 2018 from the three and nine months ended September 30, 2017 as a result of an increased number of operational Trains, as the assets related to the Trains of the SPL Project began depreciating upon reaching substantial completion.

Impairment expense and loss on disposal of assets decreased during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The impairment expense and loss on disposal of assets recognized during the nine months ended September 30, 2018 related to the write down of prepaid assets. The impairment expense and loss on disposal of assets recognized during the nine months ended September 30, 2017 related to write down of assets used in non-core operations outside of our liquefaction activities.

We expect our operating costs and expenses to generally increase in the future upon Train 5 achieving substantial completion, although certain costs will not proportionally increase with the number of operational Trains as cost efficiencies will be realized, as well as upon Trains 1 through 3 of the CCL Project becoming operational.

Other expense (income)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2018	2017	Change	2018	2017	Change
Interest expense, net of capitalized interest	$221	$186	$35	$653	$539	$114
Loss on modification or extinguishment of debt	12	25	(13)	27	100	(73)
Derivative loss (gain), net	(23)	2	(25)	(132)	37	(169)
Other income	(15)	(4)	(11)	(32)	(11)	(21)
Total other expense	$195	$209	$(14)	$516	$665	$(149)

Interest expense, net of capitalized interest, increased during the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017, as a result of increased outstanding debt (before unamortized premium, discount and debt issuance costs, net) from $25.7 billion as of September 30, 2017 to $28.3 billion as of September 30, 2018 primarily due to increased borrowings under the CCH Credit Facility, as well as a decrease in the portion of total interest costs that could be capitalized as additional Trains of the SPL Project completed construction between the periods. For the three months ended September 30, 2018 and 2017, we incurred $426 million and $389 million of total interest cost, respectively, of which we capitalized $205 million and $203 million, respectively, which was primarily related to the construction of the SPL Project and the CCL Project. For the nine months ended September 30, 2018 and 2017, we incurred $1.2 billion and $1.1 billion of total interest cost, respectively, of which we capitalized $589 million and $581 million, respectively, which was primarily related to the construction of the SPL Project and the CCL Project.

Loss on modification or extinguishment of debt decreased during the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017. Loss on modification or extinguishment of debt of $12 million recognized in 2018 was attributable to the incurrence of third party fees and write off of unamortized debt issuance costs in September 2018 as a result of the termination of approximately $1.2 billion of commitments under the CQP Credit Facilities in connection with the issuance of the 2026 CQP Senior Notes. Additionally, loss on modification or extinguishment of debt of $15 million was recognized in June 2018 relating to the incurrence of third party fees and write off of unamortized debt issuance costs as a result of the amendment and restatement of the CCH Credit Facility. Loss on modification or extinguishment of debt recognized in 2017 was attributable to the write-offs of debt issuance costs of (1) $42 million in March 2017 upon termination of the remaining available balance of $1.6 billion under SPL’s previous credit facilities in connection with the issuance of the 2028 SPL Senior Notes and the 2037 SPL Senior Notes; (2) the write-off of $33 million in May 2017 upon the prepayment of approximately $1.4 billion of outstanding borrowings under the CCH Credit Facility in connection with the issuance of the 2027 CCH Senior Notes; and (3) $25 million in September 2017 related to the prepayment of $1.5 billion of the outstanding indebtedness under the CQP Credit Facilities in connection with the issuance of the 2025 CQP Senior Notes.

Derivative gain, net increased during the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017, primarily due to a favorable shift in the long-term forward LIBOR curve between the periods.

During the nine months ended September 30, 2018, we also recognized a $5 million gain in June 2018 upon the termination of interest rate swaps associated with the amendment and restatement of the CCH Credit Facility. During the nine months ended September 30, 2017, we recognized a $7 million loss upon the termination of interest rate swaps associated with the termination of SPL’s previous credit facilities and a $13 million loss in May 2017 in conjunction with the termination of approximately $1.4 billion of commitments under the CCH Credit Facility.

Other

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2018	2017	Change	2018	2017	Change
Income tax benefit (provision)	$(3)	$2	$(5)	$(15)	$1	$(16)
Net income attributable to non-controlling interest	162	379	(217)	573	803	(230)

Changes in the income tax recorded between comparative periods are primarily attributable to fluctuations in the profitability of our U.K. integrated marketing function. The effective tax rates during the three and nine months ended September 30, 2018 and 2017 were lower than the 21% and 35% federal statutory rates during the 2018 and 2017 interim periods primarily as a result of maintaining a valuation allowance against our federal and state net deferred tax assets.

Net income attributable to non-controlling interest decreased during the three and nine months ended September 30, 2018 from the three and nine months ended September 30, 2017 due to the nonrecurrence of non-cash amortization of the beneficial conversion feature on Cheniere Partners’ Class B units that occurred during the comparable periods in 2017, which was partially offset by the increase in consolidated net income recognized by Cheniere Partners in which the non-controlling interests are held, adjusting for the increase in the share of Cheniere Partners’ net income that is attributed to non-controlling interest holders as a result of changes in ownership percentages between years. Net income attributable to non-controlling interest during the three and nine months ended September 30, 2017 included approximately $370 million and $748 million due to amortization of the beneficial conversion feature on Cheniere Partners’ Class B units, which ceased upon the conversion of Cheniere Partners’ Class B units into common units. The consolidated net income recognized by Cheniere Partners increased from $23 million to $307 million in the three months ended September 30, 2017 to three months ended September 30, 2018 and from $116 million to $923 million in the nine months ended September 30, 2017 to nine months ended September 30, 2018, primarily as a result of the additional Trains that were operating at the SPL Project between the periods. Partially offsetting the decrease in net income attributable to non-controlling interest was an increase due to the increase in ownership percentage by non-controlling interest holders between the periods as a result of the conversion of Cheniere Partners’ Class B units into common units on August 2, 2017.

We expect the portion of our net income attributable to non-controlling interest to generally decrease in the future as a result of our merger with Cheniere Holdings, in which all publicly-held shares of Cheniere Holdings were canceled and the non-controlling interest in Cheniere Holdings was reduced to zero.

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

	September 30, 2018		December 31, 2017
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$29	$7	$55	$5
LNG Trading Derivatives	(90)	33	(8)	2

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

	September 30, 2018		December 31, 2017
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
CQP Interest Rate Derivatives	$28	$5	$21	$5
CCH Interest Rate Derivatives	94	42	(32)	44

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

	September 30, 2018		December 31, 2017
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
FX Derivatives	$11	$1	$(1)	$—

See Note 6—Derivative Instruments for additional details about our derivative instruments.

ITEM 4.	CONTROLS AND PROCEDURES

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

Please see Part II, Item 1, “Legal Proceedings” in our Quarterly Report on Form 10-Q for the period ended June 30, 2018.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes stock repurchases for the three months ended September 30, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Maximum Number of Units That May Yet Be Purchased Under the Plans
July 1 - 31, 2018	29,160	$65.01	—	—
August 1 - 31, 2018	3,121	$62.22	—	—
September 1 - 30, 2018	1,628	$67.44	—	—

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
4.1
Second Supplemental Indenture, dated as of September 11, 2018, among Cheniere Partners, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on September 12, 2018)

10.1*
Fourth Omnibus Amendment, dated as of September 17, 2018, to (a) the Second Amended and Restated Common Terms Agreement, dated as of June 30, 2015, by and among SPL, as Borrower, Société Générale, as the Common Security Trustee and as the Intercreditor Agent, The Bank of Nova Scotia, as the Secured Debt Holder Group Representative for the Working Capital Debt and other Secured Debt Holder Group Representatives party thereto from time to time, the Secured Hedge Representatives and the Secured Gas Hedge Representatives party thereto from time to time and (b) the Amended and Restated Senior Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement, dated as of September 4, 2015, by and among SPL, as Borrower, Société Générale as the Swing Line Lender and as the Common Security Trustee, The Bank of Nova Scotia as the Senior Issuing Bank and Senior Facility Agent and the other agents and lenders from time to time party thereto

10.2
Registration Rights Agreement, dated as of September 11, 2018, among Cheniere Partners, the guarantors party thereto and J.P. Morgan Securities LLC (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on September 12, 2018)

10.3*
Change orders to the Amended and Restated Fixed Price Separated Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Stage 2 Liquefaction Facility, dated as of December 12, 2017, between CCL and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00001 Stage 2 EPC Agreement Revised Table A-2, dated May 18, 2018, (ii) the Change Order CO-00002 Stage 2 EPC Agreement Amended and Restated Attachment C, dated May 18, 2018, (iii) the Change Order CO-00003 Fuel Provisional Sum Adjustment, dated May 24, 2018, (iv) the Change Order CO-00004 Currency Provisional Sum Adjustment, dated May 29, 2018, (v) the Change Order CO-00005 JT Valve Modifications, dated July 10, 2018 and (vi) the Change Order CO-00006 Tank B Soil Conditions, International Building Code, and East Jetty Marine Facility Schedule Acceleration, dated September 5, 2018 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.)

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

CHENIERE ENERGY, INC.

Date:	November 7, 2018	By:	/s/ Michael J. Wortley
Michael J. Wortley
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	November 7, 2018	By:	/s/ Leonard E. Travis
Leonard E. Travis
Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)