Form 10-Q
period 2019-06-30
Cheniere Energy, Inc.
filed 2019-08-08
CIK 3570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2019
or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
Commission file number 001-16383
CHENIERE ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware			95-4352386
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

700 Milam Street	,	Suite 1900
Houston	,	Texas	77002
(Address of principal executive offices)			(Zip Code)
(713) 375-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $ 0.003 par value	LNG	NYSE American
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of August 2, 2019, the issuer had 256,779,983 shares of Common Stock outstanding.

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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of June 30, 2019, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

Cheniere Energy, Inc. ("Cheniere") (NYSE American: LNG)
100% Interest
Cheniere Marketing, LLC and subsidiaries ("Cheniere Marketing")
100% Interest
Cheniere Energy Partners GP, LLC ("Cheniere Partners GP")
48.6% LP Interest
100% Interest
Cheniere Corpus Christi Liquefaction Stage III, LLC ("CCL Stage III")
100% Interest
Cheniere CCH HoldCo II, LLC ("CCH HoldCo II")
2.0% GP Interest & Incentive Dist. Rights
Cheniere Energy Partners, L.P. ("Cheniere Partners" or "CQP") (NYSE American: CQP)
Blackstone and Public Unitholders 49.4%
100% Interest
Cheniere CCH HoldCo I, LLC ("CCH HoldCo I")
100% Interest
Cheniere Energy Investments, LLC ("Cheniere Investments")
100% Interest
Cheniere Corpus Christi Holdings, LLC ("CCH")
100% Interest
Sabine Pass LNG-LP, LLC ("Sabine Pass LP")
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
Unless the context requires otherwise, references to the “CCH Group” refer to CCH HoldCo II, CCH HoldCo I, CCH, CCL and CCP, collectively.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	June 30,	December 31,
	2019	2018
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$2,279	$981
Restricted cash	1,161	2,175
Accounts and other receivables	433	585
Inventory	290	316
Derivative assets	127	63
Other current assets	135	114
Total current assets	4,425	4,234

Property, plant and equipment, net	29,073	27,245
Operating lease assets, net	502	—
Debt issuance costs, net	55	72
Non-current derivative assets	103	54
Goodwill	77	77
Other non-current assets, net	337	305
Total assets	$34,572	$31,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$120	$58
Accrued liabilities	1,572	1,169
Current debt	—	239
Deferred revenue	136	139
Current operating lease liabilities	292	—
Derivative liabilities	84	128
Other current liabilities	3	9
Total current liabilities	2,207	1,742

Long-term debt, net	29,944	28,179
Non-current operating lease liabilities	202	—
Non-current finance lease liabilities	58	57
Non-current derivative liabilities	94	22
Other non-current liabilities	44	58

Commitments and contingencies (see Note 16)

Stockholders’ equity
Preferred stock, $0.0001 par value, 5.0 million shares authorized, none issued	—	—
Common stock, $0.003 par value
Authorized: 480.0 million shares at June 30, 2019 and December 31, 2018
Issued: 270.5 million shares at June 30, 2019 and 269.8 million shares at December 31, 2018
Outstanding: 257.5 million shares at June 30, 2019 and 257.0 million shares at December 31, 2018	1	1
Treasury stock: 13.0 million shares and 12.8 million shares at June 30, 2019 and December 31, 2018, respectively, at cost	(423)	(406)
Additional paid-in-capital	4,097	4,035
Accumulated deficit	(4,129)	(4,156)
Total stockholders’ deficit	(454)	(526)
Non-controlling interest	2,477	2,455
Total equity	2,023	1,929
Total liabilities and equity	$34,572	$31,987

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
LNG revenues	$2,173	$1,442	$4,316	$3,608
Regasification revenues	67	65	133	130
Other revenues	52	36	104	47
Total revenues	2,292	1,543	4,553	3,785

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	1,277	873	2,491	2,051
Operating and maintenance expense	295	147	516	287
Development expense	3	3	4	4
Selling, general and administrative expense	77	73	150	140
Depreciation and amortization expense	204	111	348	220
Impairment expense and loss on disposal of assets	4	—	6	—
Total operating costs and expenses	1,860	1,207	3,515	2,702

Income from operations	432	336	1,038	1,083

Other income (expense)
Interest expense, net of capitalized interest	(372)	(216)	(619)	(432)
Loss on modification or extinguishment of debt	—	(15)	—	(15)
Derivative gain (loss), net	(74)	32	(109)	109
Other income	16	10	32	17
Total other expense	(430)	(189)	(696)	(321)

Income before income taxes and non-controlling interest	2	147	342	762
Income tax benefit (provision)	—	3	(3)	(12)
Net income	2	150	339	750
Less: net income attributable to non-controlling interest	116	168	312	411
Net income (loss) attributable to common stockholders	$(114)	$(18)	$27	$339

Net income (loss) per share attributable to common stockholders—basic (1)	$(0.44)	$(0.07)	$0.11	$1.42
Net income (loss) per share attributable to common stockholders—diluted (1)	$(0.44)	$(0.07)	$0.11	$1.40

Weighted average number of common shares outstanding—basic	257.4	242.8	257.3	239.2
Weighted average number of common shares outstanding—diluted	257.4	242.8	258.6	241.7

(1) Earnings per share in the table may not recalculate exactly due to rounding because it is calculated based on whole numbers, not the rounded numbers presented.

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

Three and Six Months Ended June 30, 2019
	Total Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total Equity
	Shares	Par Value Amount	Shares	Amount
Balance at December 31, 2018	257.0	$1	12.8	$(406)	$4,035	$(4,156)	$2,455	$1,929
Vesting of restricted stock units	0.6	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	28	—	—	28
Shares withheld from employees related to share-based compensation, at cost	(0.2)	—	0.2	(12)	—	—	—	(12)
Net income attributable to non-controlling interest	—	—	—	—	—	—	196	196
Distributions and dividends to non-controlling interest	—	—	—	—	—	—	(144)	(144)
Net income	—	—	—	—	—	141	—	141
Balance at March 31, 2019	257.4	1	13.0	(418)	4,063	(4,015)	2,507	2,138
Vesting of restricted stock units	0.1	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	33	—	—	33
Shares withheld from employees related to share-based compensation, at cost	—	—	—	(2)	—	—	—	(2)
Shares repurchased, at cost	—	—	—	(3)	—	—	—	(3)
Net income attributable to non-controlling interest	—	—	—	—	—	—	116	116
Equity portion of convertible notes, net	—	—	—	—	1	—	—	1
Distributions and dividends to non-controlling interest	—	—	—	—	—	—	(146)	(146)
Net loss	—	—	—	—	—	(114)	—	(114)
Balance at June 30, 2019	257.5	$1	13.0	$(423)	$4,097	$(4,129)	$2,477	$2,023

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—CONTINUED
(in millions)
(unaudited)

Three and Six Months Ended June 30, 2018
	Total Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total Equity
	Shares	Par Value Amount	Shares	Amount
Balance at December 31, 2017	237.6	$1	12.5	$(386)	$3,248	$(4,627)	$3,004	$1,240
Vesting of restricted stock units	0.3	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	16	—	—	16
Shares withheld from employees related to share-based compensation, at cost	—	—	0.1	(6)	—	—	—	(6)
Net income attributable to non-controlling interest	—	—	—	—	—	—	243	243
Distributions and dividends to non-controlling interest	—	—	—	—	—	—	(143)	(143)
Net income	—	—	—	—	—	357	—	357
Balance at March 31, 2018	237.9	1	12.6	(392)	3,264	(4,270)	3,104	1,707
Issuance of stock to acquire additional interest in Cheniere Holdings	10.3	—	—	—	376	—	(376)	—
Share-based compensation	—	—	—	—	23	—	—	23
Shares withheld from employees related to share-based compensation, at cost	(0.1)	—	—	(2)	—	—	—	(2)
Net income attributable to non-controlling interest	—	—	—	—	—	—	168	168
Equity portion of convertible notes, net	—	—	—	—	1	—	—	1
Distributions and dividends to non-controlling interest	—	—	—	—	—	—	(145)	(145)
Net loss	—	—	—	—	—	(18)	—	(18)
Balance at June 30, 2018	248.1	$1	12.6	$(394)	$3,664	$(4,288)	$2,751	$1,734

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$339	$750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	348	220
Share-based compensation expense	61	58
Non-cash interest expense	93	30
Amortization of debt issuance costs, deferred commitment fees, premium and discount	44	35
Amortization of operating lease assets	158	—
Loss on modification or extinguishment of debt	—	15
Total losses (gains) on derivatives, net	(147)	4
Net cash provided by (used for) settlement of derivative instruments	62	(8)
Impairment expense and loss on disposal of assets	6	—
Other	2	(5)
Changes in operating assets and liabilities:
Accounts and other receivables	59	80
Inventory	33	10
Other current assets	(46)	(61)
Accounts payable and accrued liabilities	(80)	(132)
Deferred revenue	(2)	(13)
Operating lease liabilities	(163)	—
Other, net	(7)	(1)
Net cash provided by operating activities	760	982

Cash flows from investing activities
Property, plant and equipment, net	(1,508)	(1,508)
Investment in equity method investment	(34)	—
Other	—	16
Net cash used in investing activities	(1,542)	(1,492)

Cash flows from financing activities
Proceeds from issuances of debt	2,021	1,799
Repayments of debt	(630)	(281)
Debt issuance and deferred financing costs	(20)	(46)
Debt extinguishment costs	—	(8)
Distributions and dividends to non-controlling interest	(290)	(288)
Payments related to tax withholdings for share-based compensation	(14)	(8)
Repurchase of common stock	(3)	—
Other	2	—
Net cash provided by financing activities	1,066	1,168

Net increase in cash, cash equivalents and restricted cash	284	658
Cash, cash equivalents and restricted cash—beginning of period	3,156	2,613
Cash, cash equivalents and restricted cash—end of period	$3,440	$3,271
Balances per Consolidated Balance Sheet:

June 30, 2019
Cash and cash equivalents	$2,279
Restricted cash	1,161
Total cash, cash equivalents and restricted cash	$3,440

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We own and operate two natural gas liquefaction and export facilities at Sabine Pass and Corpus Christi. The Sabine Pass LNG terminal is located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast. Cheniere Partners is in various stages of constructing and operating six natural gas liquefaction facilities (the “SPL Project”) at the Sabine Pass LNG terminal adjacent to the existing regasification facilities through a wholly owned subsidiary, SPL. Trains 1 through 5 are operational and Train 6 is under construction. The Sabine Pass LNG terminal has operational regasification facilities owned by Cheniere Partners’ wholly owned subsidiary, SPLNG, and a 94-mile pipeline that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines owned by Cheniere Partners’ wholly owned subsidiary, CTPL.

The Corpus Christi LNG terminal is located near Corpus Christi, Texas and is operated by our wholly owned subsidiary CCL. We also operate a 23-mile natural gas supply pipeline that interconnects the Corpus Christi LNG terminal with several interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline” and together with the liquefaction facilities, the “CCL Project”) through our wholly owned subsidiary CCP. The CCL Project is being developed in stages with the first phase being three Trains (“Phase 1”). The first stage includes Trains 1 and 2, two LNG storage tanks, one complete marine berth and a second partial berth and all of the CCL Project’s necessary infrastructure facilities (“Stage 1”). The second stage includes Train 3, one LNG storage tank and the completion of the second partial berth (“Stage 2”). Train 1 is operational, Train 2 is undergoing commissioning and Train 3 is under construction.

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

Results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2019.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 2—RESTRICTED CASH

Restricted cash consists of funds that are contractually and legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. As of June 30, 2019 and December 31, 2018, restricted cash consisted of the following (in millions):

	June 30,	December 31,
	2019	2018
Current restricted cash
SPL Project	$596	$756
Cheniere Partners and cash held by guarantor subsidiaries	—	785
CCL Project	279	289
Cash held by our subsidiaries restricted to Cheniere	286	345
Total current restricted cash	$1,161	$2,175

Pursuant to the accounts agreements entered into with the collateral trustees for the benefit of SPL’s debt holders and CCH’s debt holders, SPL and CCH are required to deposit all cash received into reserve accounts controlled by the collateral trustees.  The usage or withdrawal of such cash is restricted to the payment of liabilities related to the SPL Project and the CCL Project (collectively, the “Liquefaction Projects”) and other restricted payments.

In May 2019, Cheniere Partners entered into the $1.5 billion credit facilities (the “2019 CQP Credit Facilities”), which replaced the previous $2.8 billion credit facilities (the “2016 CQP Credit Facilities”). The cash held by Cheniere Partners and its guarantor subsidiaries was restricted in use under the terms of the 2016 CQP Credit Facilities and the related depositary agreement governing the extension of credit to Cheniere Partners, but is no longer restricted under the 2019 CQP Credit Facilities.

NOTE 3—ACCOUNTS AND OTHER RECEIVABLES

As of June 30, 2019 and December 31, 2018, accounts and other receivables consisted of the following (in millions):

	June 30,	December 31,
	2019	2018
Trade receivables
SPL and CCL	$257	$330
Cheniere Marketing	145	205
Other accounts receivable	31	50
Total accounts and other receivables	$433	$585

NOTE 4—INVENTORY

As of June 30, 2019 and December 31, 2018, inventory consisted of the following (in millions):

	June 30,	December 31,
	2019	2018
Natural gas	$19	$30
LNG	38	24
LNG in-transit	104	173
Materials and other	129	89
Total inventory	$290	$316

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

As of June 30, 2019 and December 31, 2018, property, plant and equipment, net consisted of the following (in millions):

	June 30,	December 31,
	2019	2018
LNG terminal costs
LNG terminal and interconnecting pipeline facilities	$23,650	$13,386
LNG site and related costs	319	86
LNG terminal construction-in-process	6,529	14,864
Accumulated depreciation	(1,625)	(1,299)
Total LNG terminal costs, net	28,873	27,037
Fixed assets and other
Computer and office equipment	22	17
Furniture and fixtures	22	22
Computer software	104	100
Leasehold improvements	42	41
Land	59	59
Other	20	21
Accumulated depreciation	(127)	(111)
Total fixed assets and other, net	142	149
Assets under finance lease
Tug vessels	60	60
Accumulated depreciation	(2)	(1)
Total assets under finance lease, net	58	59
Property, plant and equipment, net	$29,073	$27,245

Depreciation expense was $203 million and $111 million during the three months ended June 30, 2019 and 2018, respectively, and $346 million and $219 million during the six months ended June 30, 2019 and 2018, respectively.

We realize offsets to LNG terminal costs for sales of commissioning cargoes that were earned or loaded prior to the start of commercial operations of the respective Train during the testing phase for its construction. We realized offsets to LNG terminal costs of $202 million during the six months ended June 30, 2019 for sales of commissioning cargoes from the Liquefaction Projects. We did not realize any offsets to LNG terminal costs during the three months ended June 30, 2019 and the three and six months ended June 30, 2018.

NOTE 6—DERIVATIVE INSTRUMENTS

We have entered into the following derivative instruments that are reported at fair value:

•
interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under CCH’s credit facilities (“CCH Interest Rate Derivatives”) and to hedge against changes in interest rates that could impact anticipated future issuance of debt by CCH (“CCH Interest Rate Forward Start Derivatives”);

•
commodity derivatives consisting of natural gas supply contracts for the commissioning and operation of the SPL Project, CCL Project and potential future development of Corpus Christi Stage 3 (“Physical Liquefaction Supply Derivatives”) and associated economic hedges (collectively, the “Liquefaction Supply Derivatives”);

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, which are classified as derivative assets, non-current derivative assets, derivative liabilities or non-current derivative liabilities in our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of
	June 30, 2019				December 31, 2018
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
CCH Interest Rate Derivatives asset (liability)	$—	$(88)	$—	$(88)	$—	$18	$—	$18
CCH Interest Rate Forward Start Derivatives liability	—	(7)	—	(7)	—	—	—	—
Liquefaction Supply Derivatives asset (liability)	—	1	89	90	6	(19)	(29)	(42)
LNG Trading Derivatives asset (liability)	(4)	51	—	47	1	(25)	—	(24)
FX Derivatives asset	—	10	—	10	—	15	—	15

We value our CCH Interest Rate Derivatives and CCH Interest Rate Forward Start Derivatives using an income-based approach utilizing observable inputs to the valuation model including interest rate curves, risk adjusted discount rates, credit spreads and other relevant data. We value our LNG Trading Derivatives and our Liquefaction Supply Derivatives using a market or option-based approach incorporating present value techniques, as needed, using observable commodity price curves, when available, and other relevant data. We value our FX Derivatives with a market approach using observable FX rates and other relevant data.

The fair value of our Physical Liquefaction Supply Derivatives is predominantly driven by observable and unobservable market commodity prices and, as applicable to our natural gas supply contracts, our assessment of the associated conditions precedent, including evaluating whether the respective market is available as pipeline infrastructure is developed. The fair value of our Physical Liquefaction Supply Derivatives incorporates risk premiums related to the satisfaction of conditions precedent, such as completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow. As of June 30, 2019 and December 31, 2018, some of our Physical Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure was under development to accommodate marketable physical gas flow.

We include a portion of our Physical Liquefaction Supply Derivatives as Level 3 within the valuation hierarchy as the fair value is developed through the use of internal models which incorporate significant unobservable inputs. In instances where observable data is unavailable, consideration is given to the assumptions that market participants would use in valuing the asset or liability. This includes assumptions about market risks, such as future prices of energy units for unobservable periods, liquidity, volatility and contract duration. In determining and recording fair value, we do not use third party sources that derive price based on proprietary models or market surveys.

The Level 3 fair value measurements of natural gas positions within our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of June 30, 2019:

	Net Fair Value Asset (Liability) (in millions)	Valuation Approach	Significant Unobservable Input	Significant Unobservable Inputs Range
Physical Liquefaction Supply Derivatives	$89	Market approach incorporating present value techniques	Henry Hub Basis Spread	$(0.700) - $0.056
		Option pricing model	International pricing spread, relative to Henry Hub (1)	128% - 176%

(1)    Spread contemplates U.S. dollar-denominated pricing.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of our Physical Liquefaction Supply Derivatives.

The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the three and six months ended June 30, 2019 and 2018 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance, beginning of period	$31	$10	$(29)	$43
Realized and mark-to-market gains (losses):
Included in cost of sales	7	(1)	23	(12)
Purchases and settlements:
Purchases	50	6	50	6
Settlements	1	(4)	45	(25)
Transfers out of Level 3 (1)	—	1	—	—
Balance, end of period	$89	$12	$89	$12
Change in unrealized gains (losses) relating to instruments still held at end of period	$7	$(1)	$23	$(12)

(1)    Transferred to Level 2 as a result of observable market for the underlying natural gas purchase agreements.

Derivative assets and liabilities arising from our derivative contracts with the same counterparty are reported on a net basis, as all counterparty derivative contracts provide for the unconditional right of set-off in the event of default. The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments in instances when our derivative instruments are in an asset position. Additionally, counterparties are at risk that we will be unable to meet our commitments in instances where our derivative instruments are in a liability position. We incorporate both our own nonperformance risk and the respective counterparty’s nonperformance risk in fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, set-off rights and guarantees.

Interest Rate Derivatives

During the six months ended June 30, 2019, there were no changes to the terms of the CCH Interest Rate Derivatives entered into by CCH to protect against volatility of future cash flows and hedge a portion of the variable interest payments on its credit facility (the “CCH Credit Facility”).

In June 2019, we entered into the CCH Interest Rate Forward Start Derivatives to hedge against changes in interest rates that could impact anticipated future issuance of debt by CCH, which is anticipated by the end of 2020.

Cheniere Partners previously had interest rate swaps (“CQP Interest Rate Derivatives” and, collectively with the CCH Interest Rate Derivatives and the CCH Interest Rate Forward Start Derivatives, the “Interest Rate Derivatives”) to hedge a portion of the variable interest payments on its credit facilities, which were terminated in October 2018.

As of June 30, 2019, we had the following Interest Rate Derivatives outstanding:

	Initial Notional Amount	Maximum Notional Amount	Effective Date	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
CCH Interest Rate Derivatives	$29 million	$4.7 billion	May 20, 2015	May 31, 2022	2.30%	One-month LIBOR
CCH Interest Rate Forward Start Derivatives	$1.0 billion	$1.0 billion	June 30, 2020	September 30, 2030	2.11%	Three-month LIBOR

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the fair value and location of the Interest Rate Derivatives on our Consolidated Balance Sheets (in millions):

	June 30, 2019			December 31, 2018
	CCH Interest Rate Derivatives	CCH Interest Rate Forward Start Derivatives	Total	CCH Interest Rate Derivatives	CCH Interest Rate Forward Start Derivatives	Total
Consolidated Balance Sheet Location
Derivative assets	$—	$—	$—	$10	$—	$10
Non-current derivative assets	—	—	—	8	—	8
Total derivative assets	—	—	—	18	—	18

Derivative liabilities	(21)	—	(21)	—	—	—
Non-current derivative liabilities	(67)	(7)	(74)	—	—	—
Total derivative liabilities	(88)	(7)	(95)	—	—	—

Derivative asset (liability), net	$(88)	$(7)	$(95)	$18	$—	$18

The following table shows the changes in the fair value and settlements of our Interest Rate Derivatives recorded in derivative gain (loss), net on our Consolidated Statements of Operations during the three and six months ended June 30, 2019 and 2018 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
CCH Interest Rate Derivatives gain (loss)	$(67)	$29	$(102)	$98
CCH Interest Rate Forward Start Derivatives loss	(7)	—	(7)	—
CQP Interest Rate Derivatives gain	—	3	—	11

Commodity Derivatives

SPL, CCL and CCL Stage III have entered into physical natural gas supply contracts and associated economic hedges to purchase natural gas for the commissioning and operation of the SPL Project, the CCL Project and potential future development of Corpus Christi Stage 3, respectively, which are primarily indexed to the natural gas market and international LNG indices. The terms of the index-based physical natural gas supply contracts range up to approximately 15 years, some of which commence upon the satisfaction of certain conditions precedent.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the fair value and location of our Liquefaction Supply Derivatives and LNG Trading Derivatives (collectively, “Commodity Derivatives”) on our Consolidated Balance Sheets (in millions, except notional amount):

	June 30, 2019			December 31, 2018
	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives (2)	Total	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives (2)	Total
Consolidated Balance Sheet Location
Derivative assets	$24	$92	$116	$13	$24	$37
Non-current derivative assets	94	9	103	46	—	46
Total derivative assets	118	101	219	59	24	83

Derivative liabilities	(13)	(50)	(63)	(79)	(48)	(127)
Non-current derivative liabilities	(15)	(4)	(19)	(22)	—	(22)
Total derivative liabilities	(28)	(54)	(82)	(101)	(48)	(149)

Derivative asset (liability), net	$90	$47	$137	$(42)	$(24)	$(66)

Notional amount, net (in TBtu) (3)	6,781	50		5,832	12

(1)
Does not include collateral calls of $6 million and $5 million for such contracts, which are included in other current assets in our Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, respectively. Includes derivative assets of $2 million and $2 million and non-current assets of $1 million and $3 million as of June 30, 2019 and December 31, 2018, respectively, for a natural gas supply contract CCL has with a related party.

(2)
Does not include collateral of $15 million and $9 million deposited for such contracts, which are included in other current assets in our Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, respectively.

(3)
SPL had secured up to approximately 3,437 TBtu and 3,464 TBtu as of June 30, 2019 and December 31, 2018, respectively. CCL had secured up to approximately 2,787 TBtu and 2,801 TBtu of natural gas feedstock through natural gas supply contracts as of June 30, 2019 and December 31, 2018, respectively, of which 57 TBtu and 55 TBtu, respectively, were for a natural gas supply contract CCL has with a related party. Corpus Christi Stage 3 had secured up to approximately 754 TBtu of natural gas feedstock through natural gas supply contracts as of June 30, 2019.

The following table shows the changes in the fair value, settlements and location of our Commodity Derivatives recorded on our Consolidated Statements of Operations during the three and six months ended June 30, 2019 and 2018 (in millions):

	Consolidated Statements of Operations Location (1)	Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
LNG Trading Derivatives gain (loss)	LNG revenues	$94	$(76)	$158	$(70)
LNG Trading Derivatives loss	Cost of sales	(51)	—	(51)	—
Liquefaction Supply Derivatives gain (loss) (2)	LNG revenues	(1)	—	1	—
Liquefaction Supply Derivatives gain (loss) (2)(3)	Cost of sales	57	(3)	139	(53)

(1)
Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

(2)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

(3)
Includes $24 million and $36 million that CCL recorded in cost of sales under a natural gas supply contract with a related party during the three and six months ended June 30, 2019, respectively. Of this amount, $4 million was included in accrued liabilities as of June 30, 2019. CCL did not have any transactions during the three and six months ended June 30, 2018 under this contract.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

FX Derivatives

The following table shows the fair value and location of our FX Derivatives on our Consolidated Balance Sheets (in millions):

		Fair Value Measurements as of
	Consolidated Balance Sheet Location	June 30, 2019	December 31, 2018
FX Derivatives	Derivative assets	$11	$16
FX Derivatives	Derivative liabilities	—	(1)
FX Derivatives	Non-current derivative liabilities	(1)	—

The total notional amount of our FX Derivatives was $942 million and $379 million as of June 30, 2019 and December 31, 2018, respectively.

The following table shows the changes in the fair value, settlements and location of our FX Derivatives recorded on our Consolidated Statements of Operations during the three and six months ended June 30, 2019 and 2018 (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
	Consolidated Statements of Operations Location	2019	2018	2019	2018
FX Derivatives gain	LNG revenues	$—	$12	$9	$10

Consolidated Balance Sheet Presentation

Our derivative instruments are presented on a net basis on our Consolidated Balance Sheets as described above. The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions):

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of June 30, 2019
CCH Interest Rate Derivatives	$(88)	$—	$(88)
CCH Interest Rate Forward Start Derivatives	(7)	—	(7)
Liquefaction Supply Derivatives	121	(3)	118
Liquefaction Supply Derivatives	(35)	7	(28)
LNG Trading Derivatives	109	(8)	101
LNG Trading Derivatives	(62)	8	(54)
FX Derivatives	21	(10)	11
FX Derivatives	(11)	10	(1)
As of December 31, 2018
CCH Interest Rate Derivatives	$19	$(1)	$18
Liquefaction Supply Derivatives	95	(36)	59
Liquefaction Supply Derivatives	(121)	20	(101)
LNG Trading Derivatives	112	(88)	24
LNG Trading Derivatives	(92)	44	(48)
FX Derivatives	30	(14)	16
FX Derivatives	(2)	1	(1)

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 7—OTHER NON-CURRENT ASSETS

As of June 30, 2019 and December 31, 2018, other non-current assets, net consisted of the following (in millions):

	June 30,	December 31,
	2019	2018
Advances made to municipalities for water system enhancements	$89	$90
Advances and other asset conveyances to third parties to support LNG terminals	55	54
Tax-related payments and receivables	21	21
Equity method investments	124	94
Advances made under EPC and non-EPC contracts	11	14
Other	37	32
Total other non-current assets, net	$337	$305

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

Subsequent to Midship Project obtaining its financing in the form of credit facilities, in conjunction with existing equity, Midship Holdings is able to finance its current activities without additional subordinated financial support. As a result of the total equity investment at risk being sufficient to finance its activities, Midship Holdings is no longer a variable interest entity. We continue to report Midship Holdings as an equity method investment due to our ability to exercise significant influence over the operating and financial policies of Midship Holdings through our non-controlling voting rights on its board of managers. Our investment in Midship Holdings was $117 million and $85 million at June 30, 2019 and December 31, 2018, respectively.

Cheniere LNG O&M Services, LLC (“O&M Services”), our wholly owned subsidiary, provides the development, construction, operation and maintenance services associated with the Midship Project pursuant to agreements in which O&M Services receives an agreed upon fee and reimbursement of costs incurred. O&M Services recorded $3 million in each of the three months ended June 30, 2019 and 2018 and $7 million and $4 million in the six months ended June 30, 2019 and 2018, respectively, of other revenues and $2 million and $4 million of accounts receivable as of June 30, 2019 and December 31, 2018, respectively, for services provided to Midship Pipeline under these agreements. CCL has entered into a transportation precedent agreement and a negotiated rate agreement with Midship Pipeline to secure firm pipeline transportation capacity for a period of 10 years following commencement of the Midship Project. In May 2018, CCL issued a letter of credit to Midship Pipeline for drawings up to an aggregate maximum amount of $16 million. Midship Pipeline had not made any drawings on this letter of credit as of June 30, 2019.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 9—ACCRUED LIABILITIES

As of June 30, 2019 and December 31, 2018, accrued liabilities consisted of the following (in millions):

	June 30,	December 31,
	2019	2018
Interest costs and related debt fees	$405	$233
Accrued natural gas purchases	402	610
LNG terminals and related pipeline costs	630	125
Compensation and benefits	58	117
Accrued LNG inventory	3	14
Other accrued liabilities	74	70
Total accrued liabilities	$1,572	$1,169

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 10—DEBT

As of June 30, 2019 and December 31, 2018, our debt consisted of the following (in millions):

	June 30,	December 31,
	2019	2018
Long-term debt:
SPL
5.625% Senior Secured Notes due 2021 (“2021 SPL Senior Notes”)	$2,000	$2,000
6.25% Senior Secured Notes due 2022 (“2022 SPL Senior Notes”)	1,000	1,000
5.625% Senior Secured Notes due 2023 (“2023 SPL Senior Notes”)	1,500	1,500
5.75% Senior Secured Notes due 2024 (“2024 SPL Senior Notes”)	2,000	2,000
5.625% Senior Secured Notes due 2025 (“2025 SPL Senior Notes”)	2,000	2,000
5.875% Senior Secured Notes due 2026 (“2026 SPL Senior Notes”)	1,500	1,500
5.00% Senior Secured Notes due 2027 (“2027 SPL Senior Notes”)	1,500	1,500
4.200% Senior Secured Notes due 2028 (“2028 SPL Senior Notes”)	1,350	1,350
5.00% Senior Secured Notes due 2037 (“2037 SPL Senior Notes”)	800	800
Cheniere Partners
5.250% Senior Notes due 2025 (“2025 CQP Senior Notes”)	1,500	1,500
5.625% Senior Notes due 2026 (“2026 CQP Senior Notes”)	1,100	1,100
2016 CQP Credit Facilities	—	—
2019 CQP Credit Facilities	649	—
CCH
7.000% Senior Secured Notes due 2024 (“2024 CCH Senior Notes”)	1,250	1,250
5.875% Senior Secured Notes due 2025 (“2025 CCH Senior Notes”)	1,500	1,500
5.125% Senior Secured Notes due 2027 (“2027 CCH Senior Notes”)	1,500	1,500
CCH Credit Facility	6,138	5,156
CCH HoldCo II
11.0% Convertible Senior Secured Notes due 2025 (“2025 CCH HoldCo II Convertible Senior Notes”)	1,536	1,455
Cheniere
4.875% Convertible Unsecured Notes due 2021 (“2021 Cheniere Convertible Unsecured Notes”)	1,248	1,218
4.25% Convertible Senior Notes due 2045 (“2045 Cheniere Convertible Senior Notes”)	625	625
$1.25 billion Cheniere Revolving Credit Facility (“Cheniere Revolving Credit Facility”)	—	—
Unamortized premium, discount and debt issuance costs, net	(752)	(775)
Total long-term debt, net	29,944	28,179

Current debt:
$1.2 billion SPL Working Capital Facility (“SPL Working Capital Facility”)	—	—
$1.2 billion CCH Working Capital Facility (“CCH Working Capital Facility”)	—	168
Cheniere Marketing trade finance facilities	—	71
Total current debt	—	239

Total debt, net	$29,944	$28,418

2019 Debt Issuances and Terminations

2016 CQP Credit Facilities

In May 2019, the remaining commitments under the 2016 CQP Credit Facilities were terminated.  There were no write-offs of debt issuance costs associated with the termination of the 2016 CQP Credit Facilities.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

2019 CQP Credit Facilities

In May 2019, Cheniere Partners entered into the $1.5 billion 2019 CQP Credit Facilities, which consist of a $750 million term loan (“CQP Term Facility”) and a $750 million revolving credit facility (“CQP Revolving Facility”). Borrowings under the 2019 CQP Credit Facilities will be used to fund the development and construction of Train 6 of the SPL Project and subject to a sublimit, for general corporate purposes. The CQP Revolving Facility is also available for the issuance of letters of credit.

Loans under the 2019 CQP Credit Facilities will accrue interest at a variable rate per annum equal to LIBOR or the base rate (equal to the highest of the prime rate, the federal funds effective rate, as published by the Federal Reserve Bank of New York, plus 0.50%, and the adjusted one-month LIBOR plus 1.0%), plus the applicable margin. Under the CQP Term Facility, the applicable margin for LIBOR loans is 1.50% per annum, and the applicable margin for base rate loans is 0.50% per annum, in each case with a 0.25% step-up beginning on May 29, 2022. Under the CQP Revolving Facility, the applicable margin for LIBOR loans is 1.25% to 2.125% per annum, and the applicable margin for base rate loans is 0.25% to 1.125% per annum, in each case depending on the then-current rating of Cheniere Partners. Interest on LIBOR loans is due and payable at the end of each applicable LIBOR period (and at the end of every three-month period within the LIBOR period, if any), and interest on base rate loans is due and payable at the end of each calendar quarter.

Cheniere Partners incurred $20 million of discounts and debt issuance costs in conjunction with the entry into the 2019 CQP Credit Facilities. Cheniere Partners pays a commitment fee equal to an annual rate of 30% of the margin for LIBOR loans multiplied by the average daily amount of the undrawn commitment, payable quarterly in arrears.

The 2019 CQP Credit Facilities mature on May 29, 2024. The principal of any loans under the 2019 CQP Credit Facilities must be repaid in quarterly installments commencing on May 29, 2023 based on an amortization schedule. Any outstanding balance may be repaid, in whole or in part, at any time without premium or penalty, except for interest hedging and interest rate breakage costs. The 2019 CQP Credit Facilities contain conditions precedent for extensions of credit, as well as customary affirmative and negative covenants, and limit Cheniere Partners’ ability to make restricted payments, including distributions, to once per fiscal quarter and one true-up per fiscal quarter as long as certain conditions are satisfied.

The 2019 CQP Credit Facilities are unconditionally guaranteed by each subsidiary of Cheniere Partners other than SPL, Sabine Pass LNG-LP, LLC and certain subsidiaries of Cheniere Partners owning other development projects, as well as certain other specified subsidiaries and members of the foregoing entities.

Credit Facilities

Below is a summary of our credit facilities outstanding as of June 30, 2019 (in millions):

	SPL Working Capital Facility (1)	2019 CQP Credit Facilities	CCH Credit Facility	CCH Working Capital Facility	Cheniere Revolving Credit Facility
Original facility size	$1,200	$1,500	$8,404	$350	$750
Incremental commitments	—	—	1,566	850	500
Less:
Outstanding balance	—	649	6,138	—	—
Commitments prepaid or terminated	—	—	3,832	—	—
Letters of credit issued	415	—	—	338	—
Available commitment	$785	$851	$—	$862	$1,250

Interest rate on outstanding balance	LIBOR plus 1.75% or base rate plus 0.75%	(2)	LIBOR plus 1.75% or base rate plus 0.75%	LIBOR plus 1.25% - 1.75% or base rate plus 0.25% - 0.75%	LIBOR plus 1.75% - 2.50% or base rate plus 0.75% - 1.50%
Weighted average interest rate of outstanding balance	n/a	3.92%	4.15%	n/a	n/a
Maturity date	December 31, 2020	May 29, 2024	June 30, 2024	June 29, 2023	December 23, 2022

(1)
The SPL Working Capital Facility was amended in May 2019 in connection with commercialization and financing of Train 6 of the SPL Project. All terms of the SPL Working Capital Facility substantially remained unchanged.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

(2)
LIBOR plus 1.50% or base rate plus 0.50%, with a 0.25% step-up beginning on May 29, 2022 for the CQP Term Facility. LIBOR plus 1.25% to 2.125% or base rate plus 0.25% to 1.125%, depending on the then-current rating of Cheniere Partners for the CQP Revolving Facility.

Convertible Notes

Below is a summary of our convertible notes outstanding as of June 30, 2019 (in millions):

	2021 Cheniere Convertible Unsecured Notes	2025 CCH HoldCo II Convertible Senior Notes	2045 Cheniere Convertible Senior Notes
Aggregate original principal	$1,000	$1,000	$625
Debt component, net of discount and debt issuance costs	$1,172	$1,519	$311
Equity component	$210	$—	$194
Interest payment method	Paid-in-kind	Paid-in-kind (1)	Cash
Conversion by us (2)	—	(3)	(4)
Conversion by holders (2)	(5)	(6)	(7)
Conversion basis	Cash and/or stock	Stock	Cash and/or stock
Conversion value in excess of principal	$—	$—	$—
Maturity date	May 28, 2021	May 13, 2025	March 15, 2045
Contractual interest rate	4.875%	11.0%	4.25%
Effective interest rate (8)	8.4%	11.9%	9.4%
Remaining debt discount and debt issuance costs amortization period (9)	1.9 years	1.3 years	25.7 years

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

(9)
We amortize any debt discount and debt issuance costs using the effective interest over the period through contractual maturity except for the 2025 CCH HoldCo II Convertible Senior Notes, which are amortized through the date they are first convertible by holders into our common stock.

Restrictive Debt Covenants

As of June 30, 2019, each of our issuers was in compliance with all covenants related to their respective debt agreements.

Interest Expense

Total interest expense, including interest expense related to our convertible notes, consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest cost on convertible notes:
Interest per contractual rate	$64	$58	$126	$116
Amortization of debt discount	9	8	19	16
Amortization of debt issuance costs	3	2	6	4
Total interest cost related to convertible notes	76	68	151	136
Interest cost on debt and finance leases excluding convertible notes	382	344	755	680
Total interest cost	458	412	906	816
Capitalized interest	(86)	(196)	(287)	(384)
Total interest expense, net	$372	$216	$619	$432

Fair Value Disclosures

The following table shows the carrying amount, which is net of unamortized premium, discount and debt issuance costs, and estimated fair value of our debt (in millions):

	June 30, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes (1)	$19,483	$21,499	$19,466	$19,901
2037 SPL Senior Notes (2)	791	912	791	817
Credit facilities (3)	6,668	6,668	5,294	5,294
2021 Cheniere Convertible Unsecured Notes (2)	1,172	1,302	1,126	1,236
2025 CCH HoldCo II Convertible Senior Notes (2)	1,519	1,771	1,432	1,612
2045 Cheniere Convertible Senior Notes (4)	311	489	310	431

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

(3)
Includes SPL Working Capital Facility, 2016 CQP Credit Facilities, 2019 CQP Credit Facilities, CCH Credit Facility, CCH Working Capital Facility, Cheniere Revolving Credit Facility and Cheniere Marketing trade finance facilities. The Level 3 estimated fair value approximates the principal amount because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

(4)	The Level 1 estimated fair value was based on unadjusted quoted prices in active markets for identical liabilities that we had the ability to access at the measurement date.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

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

The following table shows the classification and location of our right-of-use assets and lease liabilities on our Consolidated Balance Sheets (in millions):

	Consolidated Balance Sheet Location	June 30, 2019
Right-of-use assets—Operating	Operating lease assets, net	$502
Right-of-use assets—Financing	Property, plant and equipment, net	58
Total right-of-use assets		$560

Current operating lease liabilities	Current operating lease liabilities	$292
Current finance lease liabilities	Other current liabilities	1
Non-current operating lease liabilities	Non-current operating lease liabilities	202
Non-current finance lease liabilities	Non-current finance lease liabilities	58
Total lease liabilities		$553

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the classification and location of our lease cost on our Consolidated Statements of Operations (in millions):

	Consolidated Statement of Operations Location	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost (1)	Operating costs and expenses (2)	$140	$277
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	1	2
Interest on lease liabilities	Interest expense, net of capitalized interest	3	5
Total lease cost		$144	$284

(1)	Includes $46 million and $93 million of short-term lease costs and $8 million and $13 million of variable lease costs incurred during the three and six months ended June 30, 2019, respectively.

(2)	Presented in cost of sales, operating and maintenance expense or selling, general and administrative expense consistent with the nature of the asset under lease.

Future annual minimum lease payments for operating and finance leases as of June 30, 2019 are as follows (in millions):

Years Ending December 31,	Operating Leases (1)	Finance Leases
2019	$192	$5
2020	167	10
2021	39	10
2022	19	10
2023	19	10
Thereafter	166	146
Total lease payments	602	191
Less: Interest	(108)	(132)
Present value of lease liabilities	$494	$59

(1)
Does not include $1.6 billion of legally binding minimum lease payments for vessel charters which were executed as of June 30, 2019 but will commence primarily between 2020 and 2021 and have lease terms of up to seven years.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the weighted-average remaining lease term (in years) and the weighted-average discount rate for our operating leases and finance leases:

	June 30, 2019
	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	7.2	19.3
Weighted-average discount rate (1)	5.4%	16.2%

(1)	The finance leases commenced prior to the adoption of ASC 842. In accordance with previous accounting guidance, the implied rate is based on the fair value of the underlying assets.

The following table includes other quantitative information for our operating and finance leases (in millions):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$174
Operating cash flows from finance leases	5
Financing cash flows from finance leases	—
Right-of-use assets obtained in exchange for new operating lease liabilities	106

LNG Vessel Subcharters

From time to time, we sublease certain LNG vessels under charter to third parties while retaining our existing obligation to the original lessor. We have elected the practical expedient for lessors to combine lease and non-lease components and since the lease component is the predominant component of each arrangement, these subleases are accounted for as operating leases. The subleases have lease terms of up to one year and many contain short-term renewal options exercisable at the discretion of the third party. As of June 30, 2019, we had $13 million in future minimum sublease payments to be received from LNG vessel subcharters, which will be recognized entirely within 2019. We recognize fixed sublease income on a straight-line basis over the lease term of the sublease while variable sublease income is recognized when earned. We recognized $31 million and $68 million of sublease income, including $5 million and $10 million of variable lease payments, during the three and six months ended June 30, 2019, respectively, in other revenues on our Consolidated Statements of Operations.

NOTE 12—REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue earned from contracts with customers during the three and six months ended June 30, 2019 and 2018 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
LNG revenues	$2,080	$1,516	$4,147	$3,668
Regasification revenues	67	65	133	130
Other revenues	21	13	36	23
Total revenues from customers	2,168	1,594	4,316	3,821
Net derivative gains (losses) (1)	93	(64)	169	(60)
Other revenues (2)	31	13	68	24
Total revenues	$2,292	$1,543	$4,553	$3,785

(1)	See Note 6—Derivative Instruments for additional information about our derivatives.

(2)	Includes revenues from LNG vessel subcharters. See Note 11—Leases for additional information about our subleases.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Contract Assets and Liabilities

The following table shows our contract assets, which we classify as other non-current assets, net on our Consolidated Balance Sheets (in millions):

	June 30,	December 31,
	2019	2018
Contract assets	$8	$—

Contract assets represent our right to consideration for transferring goods or services to the customer under the terms of a sales contract when the associated consideration is not yet due. Changes in contract assets during the six months ended June 30, 2019 were primarily attributable to revenue recognized due to the delivery of LNG under certain SPAs for which the associated consideration was not yet due.

The following table reflects the changes in our contract liabilities, which we classify as deferred revenue on our Consolidated Balance Sheets (in millions):

Six Months Ended June 30, 2019
Deferred revenues, beginning of period	$139
Cash received but not yet recognized	136
Revenue recognized from prior period deferral	(139)
Deferred revenues, end of period	$136

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$108.4	11	$106.6	11
Regasification revenues	2.5	5	2.6	6
Total revenues	$110.9		$109.2

(1)	The weighted average recognition timing represents an estimate of the number of years during which we shall have recognized half of the unsatisfied transaction price.

We have elected the following exemptions which omit certain potential future sources of revenue from the table above:

(1)	We omit from the table above all performance obligations that are part of a contract that has an original expected duration of one year or less.

(2)
We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The table above excludes substantially all variable consideration under our SPAs and TUAs. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Approximately 52% and 55% of our LNG revenues from contracts with a duration of over one year during the three months ended June 30, 2019 and 2018, respectively, and approximately 55% of our LNG revenues from contracts with a duration of over one year during

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

each of the six months ended June 30, 2019 and 2018, were related to variable consideration received from customers. During each of the three and six months ended June 30, 2019 and 2018, approximately 3% of our regasification revenues were related to variable consideration received from customers.

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

NOTE 13—INCOME TAXES

We recorded an income tax benefit of zero and $3 million during the three months ended June 30, 2019 and 2018, respectively, and an income tax provision of $3 million and $12 million during the six months ended June 30, 2019 and 2018, respectively. Changes in the income tax recorded between comparative periods are primarily attributable to changes in the income earned and tax transfer pricing applied to our U.K. integrated marketing function.

The effective tax rates during the three and six months ended June 30, 2019 and 2018 were lower than the 21% federal statutory rate during the 2019 and 2018 interim periods primarily as a result of maintaining a valuation allowance against our federal and state net deferred tax assets. Due to historical losses and other available evidence related to our ability to generate taxable income, we continue to maintain a valuation allowance against our federal and state net deferred tax assets at June 30, 2019.

NOTE 14—SHARE-BASED COMPENSATION

We have granted restricted stock shares, restricted stock units, performance stock units and phantom units to employees and non-employee directors under the 2011 Incentive Plan, as amended (the “2011 Plan”) and the 2015 Employee Inducement Incentive Plan.

For the six months ended June 30, 2019, we granted 1.3 million restricted stock units and 0.2 million performance stock units at target performance under the 2011 Plan to certain employees. Restricted stock units are stock awards that vest over a service period of three years and entitle the holder to receive shares of our common stock upon vesting, subject to restrictions on transfer and to a risk of forfeiture if the recipient terminates employment with us prior to the lapse of the restrictions. Performance stock units provide for cliff vesting after a period of three years with payouts based on metrics dependent upon market and performance achieved over the period from January 1, 2019 through December 31, 2021 compared to pre-established performance targets. The settlement amounts of the awards are based on market and performance metrics which include cumulative distributable cash flow per share, and in certain circumstances, total shareholder return (“TSR”) of our common stock. Where applicable, the compensation for performance stock units is based on fair value assigned to the market metric of TSR using a Monte Carlo model upon grant, which remains constant through the vesting period, and a performance metric, which will vary due to changing estimates regarding the expected achievement of the performance metric of cumulative distributable cash flow per share. The number of shares that may be earned at the end of the vesting period ranges from 25% up to 300% of the target award amount if the threshold performance is met. Both restricted stock units and performance stock units will be settled in Cheniere common stock (on a one-for-one basis) and are classified as equity awards.

Total share-based compensation consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Share-based compensation costs, pre-tax:
Equity awards	$32	$22	$61	$39
Liability awards	2	15	5	32
Total share-based compensation	34	37	66	71
Capitalized share-based compensation	(1)	(7)	(5)	(13)
Total share-based compensation expense	$33	$30	$61	$58
Tax benefit associated with share-based compensation expense	$—	$—	$1	$2

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 15—NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

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

The following table reconciles basic and diluted weighted average common shares outstanding for the three and six months ended June 30, 2019 and 2018 (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average common shares outstanding:
Basic	257.4	242.8	257.3	239.2
Dilutive unvested stock	—	—	1.3	2.5
Diluted	257.4	242.8	258.6	241.7

Basic net income (loss) per share attributable to common stockholders	$(0.44)	$(0.07)	$0.11	$1.42
Diluted net income (loss) per share attributable to common stockholders	$(0.44)	$(0.07)	$0.11	$1.40

Potentially dilutive securities that were not included in the diluted net income (loss) per share computations because their effects would have been anti-dilutive were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Unvested stock (1)	3.8	5.2	3.8	2.6
Convertible notes (2)	17.8	17.2	17.8	17.2
Total potentially dilutive common shares	21.6	22.4	21.6	19.8

(1)
Does not include 0.6 million shares for each of the three and six months ended June 30, 2019 and 0.4 million shares for each of the three and six months ended June 30, 2018 of unvested stock because the performance conditions had not yet been satisfied as of June 30, 2019 and 2018, respectively.

(2)
Includes number of shares in aggregate issuable upon conversion of the 2021 Cheniere Convertible Unsecured Notes and the 2045 Cheniere Convertible Senior Notes. There were no shares included in the computation of diluted net income (loss) per share for the 2025 CCH HoldCo II Convertible Senior Notes because substantive non-market-based contingencies underlying the eligible conversion date have not been met as of June 30, 2019.

NOTE 16—COMMITMENTS AND CONTINGENCIES

We have various contractual obligations which are recorded as liabilities in our Consolidated Financial Statements. Other items, such as certain purchase commitments and other executed contracts which do not meet the definition of a liability as of June 30, 2019, are not recognized as liabilities but require disclosures in our Consolidated Financial Statements.

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

On July 27, 2017, the Parallax entities named as defendants in the Texas Federal Suit reurged their motion to dismiss and simultaneously filed counterclaims against CLNGT and third party claims against us for breach of contract, breach of fiduciary duty, promissory estoppel, quantum meruit and fraudulent inducement of the Secured Note and Pledge Agreement, based on substantially the same factual allegations Parallax Enterprises made in the Louisiana Suit. These Parallax entities also simultaneously filed an action styled Cause No. 2017-49685, Parallax Enterprises, LLC, et al. v. Cheniere Energy, Inc., et al., in the 61st District Court of Harris County, Texas (the “Texas State Suit”), which asserts substantially the same claims these entities asserted in the Texas Federal Suit. On July 31, 2017, CLNGT withdrew its opposition to the dismissal of the Texas Federal Suit without prejudice on jurisdictional grounds and the federal court subsequently dismissed the Texas Federal Suit without prejudice. We and CLNGT simultaneously filed an answer and counterclaims in the Texas State Suit, asserting the same claims CLNGT had previously asserted in the Texas Federal Suit. Additionally, CLNGT filed third party claims against Parallax principals Martin Houston, Christopher Bowen Daniels, Howard Candelet and Mark Evans, as well as Tellurian Investments, Inc., Driftwood LNG, LLC, Driftwood LNG Pipeline LLC and Tellurian Services LLC, formerly known as Parallax Services LLC, including claims for tortious interference with CLNGT’s collateral rights under the Secured Note and Pledge Agreement, fraudulent transfer, conspiracy/aiding and abetting. Discovery in the Texas State Suit is ongoing. Trial is currently set for February 2020.

On February 15, 2019, we filed an action with CLNGT against Charif Souki, our former Chairman of the Board and Chief Executive Officer, styled, Cause No. 2019-11529, Cheniere Energy, Inc. and Cheniere LNG Terminals, LLC v. Charif Souki, in the 55th District Court of Harris County, Texas, which asserts claims of breach of fiduciary duties, fraudulent transfer, tortious interference with CLNGT’s collateral rights under the Secured Note and Pledge Agreement and conspiracy/aiding and abetting. On April 29, 2019, the court consolidated the Souki matter with the earlier filed pending case against Parallax, Tellurian and the individual defendants in the Texas State Suit.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

We do not expect that the resolution of any of the foregoing litigation will have a material adverse impact on our financial results.

NOTE 17—CUSTOMER CONCENTRATION

The following table shows customers with revenues of 10% or greater of total revenues from external customers and customers with accounts receivable balances of 10% or greater of total accounts receivable from external customers:

	Percentage of Total Revenues from External Customers				Percentage of Accounts Receivable from External Customers
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2019	2018	2019	2018	2019	2018
Customer A	17%	21%	18%	19%	11%	21%
Customer B	11%	17%	11%	14%	15%	14%
Customer C	11%	18%	12%	22%	15%	18%
Customer D	12%	16%	13%	11%	14%	*
Customer E	*	*	*	*	13%	*
Customer F	*	*	*	*	*	10%

* Less than 10%

NOTE 18—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Six Months Ended June 30,
	2019	2018
Cash paid during the period for interest on debt and finance leases, net of amounts capitalized	$271	$282
Cash paid for income taxes	20	4

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities was $958 million and $935 million as of June 30, 2019 and 2018, respectively.

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

Overview of Business

Cheniere, a Delaware corporation, is a Houston-based energy company primarily engaged in LNG-related businesses. Our vision is to provide clean, secure and affordable energy to the world, while responsibly delivering a reliable, competitive and integrated source of LNG, in a safe and rewarding work environment. We own and operate the Sabine Pass LNG terminal in Louisiana through our ownership interest in and management agreements with Cheniere Partners, which is a publicly traded limited partnership that we created in 2007. As of June 30, 2019, we owned 100% of the general partner interest and 48.6% of the limited partner interest in Cheniere Partners. We also own and operate the Corpus Christi LNG terminal in Texas, which is wholly owned by us. The liquefaction of natural gas into LNG allows it to be shipped economically from the United States where natural gas is abundant and inexpensive to produce to our international customers in areas where natural gas demand and infrastructure exist.

The Sabine Pass LNG terminal is located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast. Cheniere Partners is in various stages of constructing and operating six natural gas liquefaction facilities (the “SPL Project”) at the Sabine Pass LNG terminal adjacent to the existing regasification facilities through a wholly owned subsidiary, SPL. Trains 1 through 5 are operational and Train 6 is under construction. Each Train is expected to have a nominal production capacity, which is prior to adjusting for planned maintenance, production reliability, potential overdesign and debottlenecking opportunities, of approximately 4.5 mtpa of LNG per Train. The Sabine Pass LNG terminal has operational regasification facilities owned by Cheniere Partners’ wholly owned subsidiary, SPLNG, that include pre-existing infrastructure of five LNG storage tanks with aggregate capacity of approximately 16.9 Bcfe, two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d. Cheniere Partners also owns a 94-mile pipeline that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines through a wholly owned subsidiary, CTPL.

We also own and operate a second natural gas liquefaction and export facility at the Corpus Christi LNG terminal near Corpus Christi, Texas, and operate a 23-mile natural gas supply pipeline that interconnects the Corpus Christi LNG terminal with several interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline” and together with the liquefaction facilities, the “CCL Project”) through our wholly owned subsidiaries CCL and CCP, respectively. The CCL Project is being developed in stages with the first phase being three Trains (“Phase 1”), three LNG storage tanks with aggregate capacity of approximately 10.1 Bcfe and two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters. The first stage (“Stage 1”) includes Trains 1 and 2, two LNG storage tanks, one complete marine berth and a second partial berth and all of the CCL Project’s necessary infrastructure facilities. The second stage (“Stage 2”) includes Train 3, one LNG storage tank and the completion of the second partial berth. Train 1 is operational, Train 2 is undergoing commissioning and Train 3 is under construction. Each Train is expected to have a nominal production capacity, which is prior to adjusting for planned maintenance, production reliability, potential overdesign and debottlenecking opportunities, of approximately 4.5 mtpa of LNG per Train.

We have contracted approximately 85% of the expected aggregate nominal production capacity from the SPL Project and the CCL Project (collectively, the “Liquefaction Projects”) on a long-term basis.

Additionally, separate from the CCH Group, we are developing an expansion of the Corpus Christi LNG terminal adjacent to the CCL Project (“Corpus Christi Stage 3”) and filed an application with FERC in June 2018 for seven midscale Trains with an expected aggregate nominal production capacity of approximately 9.5 mtpa and one LNG storage tank.

We have made an equity investment in Midship Holdings, LLC (“Midship Holdings”), which manages the business and affairs of Midship Pipeline Company, LLC (“Midship Pipeline”). Midship Pipeline is constructing a pipeline (the “Midship Project”) with expected capacity of up to 1.44 million Dekatherms per day that will connect new gas production in the Anadarko Basin to Gulf Coast markets, including markets serving the Liquefaction Projects. Construction of the Midship Project commenced in the first quarter of 2019.

We remain focused on expansion of our existing sites by leveraging existing infrastructure. We continue to consider development of other projects, including infrastructure projects in support of natural gas supply and LNG demand, which, among other things, will require acceptable commercial and financing arrangements before we can make a final investment decision (“FID”).

Overview of Significant Events

Our significant accomplishments since January 1, 2019 and through the filing date of this Form 10-Q include the following:
Strategic

•
In June 2019, our board of directors (the “Board”) appointed Michele A. Evans to serve as a member of the Board. Ms. Evans was also appointed to the Audit Committee and the Governance and Nominating Committee of the Board.

•
In May 2019, our wholly owned subsidiary CCL Stage III entered into an integrated production marketing transaction with Apache Corporation to purchase 140,000 MMBtu per day of natural gas, for a term of approximately 15 years, at a price based on international LNG indices, net of a fixed liquefaction fee and certain costs incurred by Cheniere.

•
In May 2019, the board of directors of the general partner of Cheniere Partners made a positive FID with respect to Train 6 of the SPL Project and issued a full notice to proceed with construction to Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”) in June 2019.

•
In March 2019, we received a positive Environmental Assessment from the FERC relating to Corpus Christi Stage 3 and anticipate receiving all remaining necessary regulatory approvals for the project by the end of 2019.

•
In February 2019, Midship Pipeline, in which we hold an indirect equity interest, issued full notice to proceed to construct the Midship natural gas pipeline and related compression and interconnect facilities following receipt of final Notice to Proceed from the FERC and obtaining financing to construct the Midship Project.

Operational

•	As of July 31, 2019, over 750 cumulative LNG cargoes have been produced, loaded and exported from the Liquefaction Projects.

•	In June 2019, first LNG production from Train 2 of the CCL Project occurred, and the first commissioning cargo from Train 2 was exported.

•	In February 2019 and March 2019, CCL and SPL achieved substantial completion of Train 1 of the CCL Project and Train 5 of the SPL Project, respectively, and commenced operating activities.
Financial

•
In June 2019, we announced a capital allocation framework which prioritizes investments in the growth of our liquefaction platform, improvement of consolidated leverage metrics, and a return of excess capital to shareholders under a three-year, $1.0 billion share repurchase program.

•	In June 2019, the date of first commercial delivery was reached under the 20-year SPAs with Endesa S.A. and PT Pertamina (Persero) relating to Train 1 of the CCL Project.

•
In June 2019, CCH and its subsidiaries, as guarantors, entered into a note purchase agreement (“CCH Note Purchase Agreement”) with Allianz Global Investors GmbH to issue an aggregate principal amount of $727 million of 4.80% Senior Secured Notes due 2039 (the “2039 CCH Senior Notes”), with closing and funding of the 2039 CCH Senior Notes conditional in part on the 2039 CCH Senior Notes receiving at least two investment grade ratings within 18 months of the date of the CCH Note Purchase Agreement.

•
In May 2019, Cheniere Partners entered into five-year, $1.5 billion credit facilities (the “2019 CQP Credit Facilities”), which consist of a $750 million delayed draw term loan (“CQP Term Facility”) and a $750 million revolving credit facility (“CQP Revolving Facility”), to fund a portion of the development and construction of Train 6, a third LNG berth and supporting infrastructure at the SPL Project.

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

Liquidity and Capital Resources

Although results are consolidated for financial reporting, Cheniere, Cheniere Partners, SPL and the CCH Group operate with independent capital structures. We expect the cash needs for at least the next twelve months will be met for each of these independent capital structures as follows:

•	SPL through project debt and borrowings, operating cash flows and equity contributions from Cheniere Partners;

•	Cheniere Partners through operating cash flows from SPLNG, SPL and CTPL and debt or equity offerings;

•	CCH Group through operating cash flows from CCL and CCP, project debt and borrowings and equity contributions from Cheniere; and

•
Cheniere through project financing, existing unrestricted cash, debt and equity offerings by us or our subsidiaries, operating cash flows, services fees from our subsidiaries and distributions from our investment in Cheniere Partners.

The following table provides a summary of our liquidity position at June 30, 2019 and December 31, 2018 (in millions):

	June 30,	December 31,
	2019	2018
Cash and cash equivalents	$2,279	$981
Restricted cash designated for the following purposes:
SPL Project	596	756
Cheniere Partners and cash held by guarantor subsidiaries	—	785
CCL Project	279	289
Other	286	345
Available commitments under the following credit facilities:
$1.2 billion SPL Working Capital Facility (“SPL Working Capital Facility”)	785	775
$1.5 billion 2019 CQP Credit Facilities	851	—
$2.8 billion Cheniere Partners’ Credit Facilities (“2016 CQP Credit Facilities”)	—	115
Amended and restated CCH Credit Facility (“CCH Credit Facility”)	—	982
$1.2 billion CCH Working Capital Facility (“CCH Working Capital Facility”)	862	716
$1.25 billion Cheniere Revolving Credit Facility (“Cheniere Revolving Credit Facility”)	1,250	1,250

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

Cash Receipts from Subsidiaries

Our ownership interest in the Sabine Pass LNG terminal is held through Cheniere Partners. As of June 30, 2019, we owned a 48.6% limited partner interest in Cheniere Partners in the form of 104.5 million common units and 135.4 million subordinated units. We also own 100% of the general partner interest and the incentive distribution rights in Cheniere Partners. We are eligible to receive quarterly equity distributions from Cheniere Partners related to our ownership interests and our incentive distribution rights.

We also receive fees for providing management services to some of our subsidiaries. We received $36 million and $38 million in total service fees from these subsidiaries during each of the six months ended June 30, 2019 and 2018, respectively.

Share Repurchase Authorization

On June 3, 2019, we announced that our Board authorized a 3-year, $1.0 billion share repurchase program. During the three months ended June 30, 2019, we repurchased an aggregate of 44,600 shares of our common stock for $3 million, for a weighted average price per share of $68.30. As of June 30, 2019, we had $997 million of the share repurchase authorization available. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The timing and amount of any shares of our common stock that are repurchased under the share repurchase program will be determined by our management based on market conditions and other factors.

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

The CQP Senior Notes are Cheniere Partners’ senior obligations, ranking equally in right of payment with Cheniere Partners’ other existing and future unsubordinated debt and senior to any of its future subordinated debt. After applying the proceeds from the 2026 CQP Senior Notes, the CQP Senior Notes became unsecured. In the event that the aggregate amount of Cheniere Partners’ secured indebtedness and the secured indebtedness of the CQP Guarantors (other than the CQP Senior Notes or any other series of notes issued under the CQP Base Indenture) outstanding at any one time exceeds the greater of (1) $1.5 billion and (2) 10% of net tangible assets, the CQP Senior Notes will be secured to the same extent as such obligations under the 2019 CQP Credit Facilities. The obligations under the 2019 CQP Credit Facilities are secured on a first-priority basis (subject to permitted encumbrances) with liens on substantially all the existing and future tangible and intangible assets and rights of Cheniere Partners and the CQP Guarantors and equity interests in the CQP Guarantors (except, in each case, for certain excluded properties set forth in the 2019 CQP Credit Facilities). The liens securing the CQP Senior Notes, if applicable, will be shared equally and ratably (subject to permitted liens) with the holders of other senior secured obligations, which include the 2019 CQP Credit Facilities obligations and any future additional senior secured debt obligations.

2016 CQP Credit Facilities

In May 2019, the remaining commitments under the 2016 CQP Credit Facilities were terminated.

2019 CQP Credit Facilities

In May 2019, Cheniere Partners entered into the 2019 CQP Credit Facilities, which consist of a $750 million term loan (“CQP Term Facility”) and a $750 million revolving credit facility (“CQP Revolving Facility”). Borrowings under the 2019 CQP Credit Facilities will be used to fund the development and construction of Train 6 of the SPL Project and subject to a sublimit, for general corporate purposes. The CQP Revolving Facility is also available for the issuance of letters of credit.

Loans under the 2019 CQP Credit Facilities will accrue interest at a variable rate per annum equal to LIBOR or the base rate (equal to the highest of the prime rate, the federal funds effective rate, as published by the Federal Reserve Bank of New York, plus 0.50%, and the adjusted one-month LIBOR plus 1.0%), plus the applicable margin. Under the CQP Term Facility, the applicable margin for LIBOR loans is 1.50% per annum, and the applicable margin for base rate loans is 0.50% per annum, in each case with a 0.25% step-up beginning on May 29, 2022. Under the CQP Revolving Facility, the applicable margin for LIBOR loans is 1.25% to 2.125% per annum, and the applicable margin for base rate loans is 0.25% to 1.125% per annum, in each case depending on the then-current rating of Cheniere Partners. Interest on LIBOR loans is due and payable at the end of each applicable LIBOR period (and at the end of every three month period within the LIBOR period, if any), and interest on base rate loans is due and payable at the end of each calendar quarter.

Cheniere Partners pays a commitment fee equal to an annual rate of 30% of the margin for LIBOR loans multiplied by the average daily amount of the undrawn commitment, payable quarterly in arrears.

The 2019 CQP Credit Facilities mature on May 29, 2024. The principal of any loans under the 2019 CQP Credit Facilities must be repaid in quarterly installments commencing on May 29, 2023 based on an amortization schedule. Any outstanding balance may be repaid, in whole or in part, at any time without premium or penalty, except for interest hedging and interest rate breakage costs. The 2019 CQP Credit Facilities contain conditions precedent for extensions of credit, as well as customary affirmative and negative covenants, and limit Cheniere Partners’ ability to make restricted payments, including distributions, to once per fiscal quarter and one true-up per fiscal quarter as long as certain conditions are satisfied.

The 2019 CQP Credit Facilities are unconditionally guaranteed by each subsidiary of Cheniere Partners other than SPL, Sabine Pass LNG-LP, LLC and certain subsidiaries of Cheniere Partners owning other development projects, as well as certain other specified subsidiaries and members of the foregoing entities.

Sabine Pass LNG Terminal

Liquefaction Facilities

We are in various stages of constructing and operating the SPL Project at the Sabine Pass LNG terminal adjacent to the existing regasification facilities. We have received authorization from the FERC to site, construct and operate Trains 1 through 6. We have achieved substantial completion of Trains 1, 2, 3, 4 and 5 of the SPL Project and commenced operating activities in May 2016, September 2016, March 2017, October 2017 and March 2019, respectively. The following table summarizes the status of Train 6 of the SPL Project as of June 30, 2019:

SPL Train 6
Overall project completion percentage	32.4%
Completion percentage of:
Engineering	74.1%
Procurement	48.2%
Subcontract work	30.7%
Construction	2.1%
Date of expected substantial completion	1H 2023

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

Customers

SPL has entered into fixed price SPAs generally with terms of at least 20 years (plus extension rights) with eight third parties for Trains 1 through 6 of the SPL Project, including an agreement anticipated to be assigned from Cheniere Marketing. Under these SPAs, the customers will purchase LNG from SPL for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG equal to approximately 115% of Henry Hub. In certain circumstances, the customers may elect to cancel or suspend deliveries of LNG cargoes, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension. We refer to the fee component that is applicable regardless of a cancellation or suspension of LNG cargo deliveries under the SPAs as the fixed fee component of the price under SPL’s SPAs. We refer to the fee component that is applicable only in connection with LNG cargo deliveries as the variable fee component of the price under SPL’s SPAs. The variable fees under SPL’s SPAs were sized at the time of entry into each SPA with the intent to cover the costs of gas purchases and transportation related to, and operating and maintenance costs to produce, the LNG to be sold under each such SPA. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA generally commences upon the date of first commercial delivery of a specified Train.

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

Natural Gas Transportation, Storage and Supply

To ensure SPL is able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, it has entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL and third-party pipeline companies. SPL has entered into firm storage services agreements with third parties to assist in managing variability in natural gas needs for the SPL Project. SPL has also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the SPL Project. As of June 30, 2019, SPL had secured up to approximately 3,437 TBtu of natural gas feedstock through long-term and short-term natural gas supply contracts.

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

The remaining approximately 2.0 Bcf/d of capacity has been reserved under a TUA by SPL. SPL is obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million annually, prior to inflation adjustments, continuing until at least May 2036. SPL entered into a partial TUA assignment agreement with Total, whereby upon substantial completion of Train 5 of the SPL Project, SPL gained access to substantially all of Total’s capacity and other services provided under Total’s TUA with SPLNG. This agreement provides SPL with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity, permit SPL to more flexibly manage its LNG storage capacity and accommodate the development of Train 6. Notwithstanding any arrangements between Total and SPL, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA. During the three months ended June 30, 2019 and 2018, SPL recorded $32 million and $7.5 million, respectively, and during the six months ended June 30, 2019 and 2018, SPL recorded $40 million and $15 million, respectively, as operating and maintenance expense under this partial TUA assignment agreement.

Under each of these TUAs, SPLNG is entitled to retain 2% of the LNG delivered to the Sabine Pass LNG terminal.

Capital Resources

We currently expect that SPL’s capital resources requirements with respect to the SPL Project will be financed through project debt and borrowings, cash flows under the SPAs and equity contributions from Cheniere Partners. We believe that with the net proceeds of borrowings, available commitments under the SPL Working Capital Facility, 2019 CQP Credit Facilities and cash flows from operations, we will have adequate financial resources available to meet our currently anticipated capital, operating and debt service requirements with respect to Trains 1 through 6 of the SPL Project. SPL began generating cash flows from operations from the SPL Project in May 2016, when Train 1 achieved substantial completion and initiated operating activities. Trains 2, 3, 4 and 5 subsequently achieved substantial completion in September 2016, March 2017, October 2017 and March 2019, respectively. We realized offsets to LNG terminal costs of $74 million in the six months ended June 30, 2019, respectively, that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of Train 5 of the SPL Project during the testing phase for its construction. We did not realize any offsets to LNG terminal costs in the three months ended June 30, 2019 and the three and six months ended June 30, 2018. Additionally, SPLNG generates cash flows from the TUAs, as discussed above.

The following table provides a summary of our capital resources from borrowings and available commitments for the Sabine Pass LNG Terminal, excluding equity contributions to our subsidiaries and cash flows from operations (as described in Sources and Uses of Cash), at June 30, 2019 and December 31, 2018 (in millions):

	June 30,	December 31,
	2019	2018
Senior notes (1)	$16,250	$16,250
Credit facilities outstanding balance (2)	649	—
Letters of credit issued (3)	415	425
Available commitments under credit facilities (3)	1,636	775
Total capital resources from borrowings and available commitments (4)	$18,950	$17,450

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

(2)
Includes outstanding balances under the SPL Working Capital Facility and 2019 CQP Credit Facilities, inclusive of any portion of the 2019 CQP Credit Facilities that may be used for general corporate purposes.

(3)
Consists of SPL Working Capital Facility and 2019 CQP Credit Facilities. Balance at December 31, 2018 did not include the letters of credit issued or available commitments under the terminated 2016 CQP Credit Facilities, which were not specifically for the Sabine Pass LNG Terminal.

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

SPL Working Capital Facility

In September 2015, SPL entered into the SPL Working Capital Facility, which is intended to be used for loans to SPL (“SPL Working Capital Loans”), the issuance of letters of credit on behalf of SPL, as well as for swing line loans to SPL (“SPL Swing Line Loans”), primarily for certain working capital requirements related to developing and placing into operation the SPL Project. SPL may, from time to time, request increases in the commitments under the SPL Working Capital Facility of up to $760 million and, upon the completion of the debt financing of Train 6 of the SPL Project, request an incremental increase in commitments of up to an additional $390 million. As of June 30, 2019 and December 31, 2018, SPL had $785 million and $775 million of available commitments and $415 million and $425 million aggregate amount of issued letters of credit under the SPL Working Capital Facility, respectively. SPL did not have any amounts outstanding under the SPL Working Capital Facility as of both June 30, 2019 and December 31, 2018.

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

Corpus Christi LNG Terminal

Liquefaction Facilities

We are in various stages of constructing and operating the CCL Project at the Corpus Christi LNG terminal. We have received authorization from the FERC to site, construct and operate Stages 1 and 2 of the CCL Project. We achieved substantial completion of Train 1 of the CCL Project and commenced operating activities in February 2019. The following table summarizes the overall project status of the CCL Project as of June 30, 2019:

	CCL Stage 1		CCL Stage 2
Overall project completion percentage	99.5%		62.4%
Completion percentage of:
Engineering	100%		94.3%
Procurement	100%		92.5%
Subcontract work	96.4%		12.2%
Construction	99.2%		29.2%
Expected date of substantial completion	Train 2	3Q 2019	Train 3	2H 2021

Separate from the CCH Group, we are also developing Corpus Christi Stage 3, adjacent to the CCL Project. We filed an application with the FERC in June 2018 for seven midscale Trains with an expected aggregate nominal production capacity of approximately 9.5 mtpa and one LNG storage tank.

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

Customers

CCL has entered into fixed price SPAs generally with terms of 20 years (plus extension rights) with nine third parties for Trains 1 through 3 of the CCL Project. Under these SPAs, the customers will purchase LNG from CCL for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG equal to approximately 115% of Henry Hub. In certain circumstances, the customers may elect to cancel or suspend deliveries of LNG cargoes, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension. We refer to the fee component that is applicable regardless of a cancellation or suspension of LNG cargo deliveries under the SPAs as the fixed fee component of the price under our SPAs. We refer to the fee component that is applicable only in connection with LNG cargo deliveries as the variable fee component of the price under our SPAs. The variable fee under CCL’s SPAs entered into in connection with the development of the CCL Project was sized at the time of entry into each SPA with the intent to cover the costs of gas purchases and transportation related to, and operating and maintenance costs to produce, the LNG to be sold under each such SPA. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA generally commences upon the date of first commercial delivery for the applicable Train, as specified in each SPA.

In aggregate, the minimum fixed fee portion to be paid by the third-party SPA customers is approximately $550 million for Train 1, increasing to approximately $1.4 billion upon the date of first commercial delivery for Train 2 and further increasing to approximately $1.8 billion following the substantial completion of Train 3 of the CCL Project.

In addition, Cheniere Marketing has entered into SPAs with CCL to purchase 15 TBtu per annum of LNG and any LNG produced by CCL in excess of that required for other customers at Cheniere Marketing’s option.

Natural Gas Transportation, Storage and Supply

To ensure CCL is able to transport adequate natural gas feedstock to the Corpus Christi LNG terminal, it has entered into transportation precedent agreements to secure firm pipeline transportation capacity with CCP and certain third-party pipeline companies. CCL has entered into a firm storage services agreement with a third party to assist in managing variability in natural gas needs for the CCL Project. CCL has also entered into enabling agreements and long-term natural gas supply contracts with third parties, and will continue to enter into such agreements, in order to secure natural gas feedstock for the CCL Project. As of June 30, 2019, CCL had secured up to approximately 2,787 TBtu of natural gas feedstock through long-term natural gas supply contracts, a portion of which is subject to the achievement of certain project milestones and other conditions precedent.

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

The total contract prices of the EPC contract for Stage 1 and the EPC contract for Stage 2, which do not include the Corpus Christi Pipeline, are approximately $7.8 billion and $2.4 billion, respectively, reflecting amounts incurred under change orders through June 30, 2019. Total expected capital costs for Trains 1 through 3 are estimated to be between $11.0 billion and $12.0 billion before financing costs and between $15.0 billion and $16.0 billion after financing costs including, in each case, estimated owner’s costs and contingencies.

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

Capital Resources

The CCH Group expects to finance the construction costs of the CCL Project from one or more of the following: project financing, operating cash flows from CCL and CCP and equity contributions from Cheniere. We realized offsets to LNG terminal costs of $128 million in the six months ended June 30, 2019 that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of Train 1 during the testing phase for its construction. We did not realize any offsets to LNG terminal costs in the three months ended June 30, 2019. The following table provides a summary of the capital resources of the CCH Group from borrowings and available commitments for the CCL Project, excluding equity contributions from Cheniere, at June 30, 2019 and December 31, 2018 (in millions):

	June 30,	December 31,
	2019	2018
Senior notes (1)	$4,250	$4,250
11.0% Convertible Senior Secured Notes due 2025 (2)	1,000	1,000
Credit facilities outstanding balance (3)	6,138	5,324
Letters of credit issued (3)	338	316
Available commitments under credit facilities (3)	862	1,698
Total capital resources from borrowings and available commitments (4)	$12,588	$12,588

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

CCH Credit Facility

In May 2018, CCH amended and restated the CCH Credit Facility to increase total commitments under the CCH Credit Facility from $4.6 billion to $6.1 billion. The obligations of CCH under the CCH Credit Facility are secured by a first priority lien on substantially all of the assets of CCH and its subsidiaries and by a pledge by CCH HoldCo I of its limited liability company interests in CCH. As of June 30, 2019 and December 31, 2018, CCH had zero and $1.0 billion of available commitments and $6.1 billion and $5.2 billion of loans outstanding under the CCH Credit Facility, respectively.

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
CCH Working Capital Facility

In June 2018, CCH amended and restated the CCH Working Capital Facility to increase total commitments under the CCH Working Capital Facility from $350 million to $1.2 billion. The CCH Working Capital Facility is intended to be used for loans to CCH (“CCH Working Capital Loans”) and the issuance of letters of credit on behalf of CCH for certain working capital requirements related to developing and placing into operations the CCL Project and for related business purposes. Loans under the CCH Working Capital Facility are guaranteed by the CCH Guarantors. CCH may, from time to time, request increases in the commitments under the CCH Working Capital Facility of up to the maximum allowed for working capital under the Common Terms Agreement that was entered into concurrently with the CCH Credit Facility. As of June 30, 2019 and December 31, 2018, CCH had $862 million and $716 million of available commitments, $338 million and $316 million aggregate amount of issued letters of credit and zero and $168 million of loans outstanding under the CCH Working Capital Facility, respectively.

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

CCH Note Purchase Agreement

In June 2019, CCH entered into the CCH Note Purchase Agreement with Allianz Global Investors GmbH to issue an aggregate principal amount of $727 million of the 2039 CCH Senior Notes, which will be jointly and severally guaranteed by the CCH Guarantors. The conditions to closing and issuance of the 2039 CCH Senior Notes include the receipt of at least two investment grade ratings for the 2039 CCH Senior Notes, in addition to other customary conditions to closing. Pursuant to the CCH Note Purchase Agreement, CCH has up to 12 months, subject to a six-month extension at CCH’s option, to satisfy the conditions to closing and issuance. The net proceeds from the 2039 CCH Senior Notes will be used by CCH to repay a portion of its outstanding term loans and pay fees, costs and expenses incurred in connection with the repayment of such outstanding term loans and/or the transactions contemplated in the CCH Note Purchase Agreement.

Restrictive Debt Covenants

As of June 30, 2019, each of our issuers was in compliance with all covenants related to their respective debt agreements.

Marketing

We market and sell LNG produced by the Liquefaction Projects that is not required for other customers through our integrated marketing function. We are developing a portfolio of long-, medium- and short-term SPAs to transport and unload commercial LNG cargoes to locations worldwide, which is primarily sourced by LNG produced by the Liquefaction Projects but supplemented by volume procured from other locations worldwide, as needed. As of June 30, 2019, we have sold or have options to sell approximately 5,066 TBtu of LNG to be delivered to customers between 2019 and 2045, excluding volume for an agreement anticipated to be assigned to SPL in the future.  The cargoes have been sold either on a free on board (“FOB”) basis (delivered to the customer at the Sabine Pass LNG terminal or the Corpus Christi LNG terminal) or a delivered at terminal (“DAT”) basis (delivered to the customer at their LNG receiving terminal). We have chartered LNG vessels to be utilized in DAT transactions. In addition, we have entered into a long-term agreement to sell LNG cargoes on a DAT basis that is conditioned upon the buyer achieving certain milestones.

Cheniere Marketing entered into uncommitted trade finance facilities with available commitments of $420 million as of June 30, 2019, primarily to be used for the purchase and sale of LNG for ultimate resale in the course of its operations. The finance facilities are intended to be used for advances, guarantees or the issuance of letters of credit or standby letters of credit on behalf of Cheniere Marketing. As of June 30, 2019 and December 31, 2018, Cheniere Marketing had $10 million and $31 million, respectively, in standby letters of credit and guarantees outstanding under the finance facilities. As of June 30, 2019 and December 31, 2018, Cheniere Marketing had zero and $71 million, respectively, in loans outstanding under the finance facilities. Cheniere Marketing pays interest or fees on utilized commitments.

Corporate and Other Activities

We are required to maintain corporate and general and administrative functions to serve our business activities described above.  We are also in various stages of developing other projects, including infrastructure projects in support of natural gas supply and LNG demand, which, among other things, will require acceptable commercial and financing arrangements before we make an FID. We have made an equity investment in Midship Pipeline, which is constructing a pipeline with expected capacity of up to 1.44 million Dekatherms per day that will connect new gas production in the Anadarko Basin to Gulf Coast markets, including markets serving the Liquefaction Projects.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash, cash equivalents and restricted cash for the six months ended June 30, 2019 and 2018 (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Six Months Ended June 30,
	2019	2018
Operating cash flows	$760	$982
Investing cash flows	(1,542)	(1,492)
Financing cash flows	1,066	1,168

Net increase in cash, cash equivalents and restricted cash	284	658
Cash, cash equivalents and restricted cash—beginning of period	3,156	2,613
Cash, cash equivalents and restricted cash—end of period	$3,440	$3,271

Operating Cash Flows

Our operating cash net inflows during the six months ended June 30, 2019 and 2018 were $760 million and $982 million, respectively. The $222 million decrease in operating cash inflows in 2019 compared to 2018 was primarily related to increased operating costs and expenses, partially offset by increased cash receipts from the sale of LNG cargoes, as a result of the additional Trains that were operating at the Liquefaction Projects in 2019. In addition to Trains 1 through 4 of the SPL Project that were operational during both the six months ended June 30, 2019 and 2018, Train 5 of the SPL Project and Train 1 of the CCL Project were operational for approximately four months during the six months ended June 30, 2019.

Investing Cash Flows

Investing cash net outflows during the six months ended June 30, 2019 and 2018 were $1,542 million and $1,492 million, respectively, and were primarily used to fund the construction costs for the Liquefaction Projects. These costs are capitalized as construction-in-process until achievement of substantial completion. Additionally, we invested $34 million in Midship Holdings, our equity method investment, during the six months ended June 30, 2019.

Financing Cash Flows

Financing cash net inflows during the six months ended June 30, 2019 were $1,066 million, primarily as a result of:

•	$982 million of borrowings under the CCH Credit Facility;

•	$649 million of borrowings under the 2019 CQP Credit Facilities;

•	$390 million of borrowings and $558 million in repayments under the CCH Working Capital Facility;

•	$290 million of distributions to non-controlling interest by Cheniere Partners;

•	$72 million of net repayments related to our Cheniere Marketing trade financing facilities;

•	$20 million of debt issuance costs primarily related to up-front fees paid upon the closing of the 2019 CQP Credit Facilities; and

•	$14 million paid for tax withholdings for share-based compensation.

Financing cash net inflows during the six months ended June 30, 2018 were $1.2 billion, primarily as a result of:

•	$1.7 billion of borrowings and $281 million in repayments under the CCH Credit Facility;

•	$14 million of borrowings under the CCH Working Capital Facility;

•	$123 million of net borrowings related to our Cheniere Marketing trade financing facilities;

•	$46 million of debt issuance costs related to up-front fees paid for the amendment and restatement of the CCH Credit Facility and the CCH Working Capital Facility;

•	$8 million in debt extinguishment costs;

•	$288 million of distributions and dividends to non-controlling interest by Cheniere Partners and Cheniere Holdings; and

•	$8 million paid for tax withholdings for share-based compensation.

Results of Operations

The following table summarizes the volumes of operational and commissioning LNG cargoes that were loaded from the Liquefaction Projects, which were recognized on our Consolidated Financial Statements during the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
(in TBtu)	Operational	Commissioning	Operational	Commissioning
Volumes loaded during the current period	361	3	645	28
Volumes loaded during the prior period but recognized during the current period	27	—	25	3
Less: volumes loaded during the current period and in transit at the end of the period	(36)	(3)	(36)	(3)
Total volumes recognized in the current period	352	—	634	28

Our consolidated net loss attributable to common stockholders was $114 million, or $0.44 per share (basic and diluted), in the three months ended June 30, 2019, compared to net loss attributable to common stockholders of $18 million, or $0.07 per share (basic and diluted), in the three months ended June 30, 2018. This $96 million increase in net loss attributable to common stockholders in 2019 was primarily attributable to decreased margins per MMBtu due to decreased pricing on LNG, increased interest expense, net of amounts capitalized, increased operating and maintenance expense, increased derivative loss, net, and increased depreciation and amortization expense, which were partially offset by decreased net income attributable to non-controlling interest.

Our consolidated net income attributable to common stockholders was $27 million, or $0.11 per share (basic and diluted), in the six months ended June 30, 2019, compared to net income attributable to common stockholders of $339 million, or $1.42 per share—basic and $1.40 per share—diluted, in the six months ended June 30, 2018. This $312 million decrease in net income attributable to common stockholders in 2019 was primarily attributable to decreased margins per MMBtu due to decreased pricing on LNG, increased operating and maintenance expense, increased derivative loss, net, increased interest expense, net of amounts capitalized and increased depreciation and amortization expense, which were partially offset by decreased net income attributable to non-controlling interest.

We enter into derivative instruments to manage our exposure to (1) changing interest rates, (2) commodity-related marketing and price risks and (3) foreign exchange volatility. Derivative instruments are reported at fair value on our Consolidated Financial Statements. In some cases, the underlying transactions economically hedged receive accrual accounting treatment, whereby revenues and expenses are recognized only upon delivery, receipt or realization of the underlying transaction. Because the recognition of derivative instruments at fair value has the effect of recognizing gains or losses relating to future period exposure, use of derivative instruments may increase the volatility of our results of operations based on changes in market pricing, counterparty credit risk and other relevant factors.

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2019	2018	Change	2019	2018	Change
LNG revenues	$2,173	$1,442	$731	$4,316	$3,608	$708
Regasification revenues	67	65	2	133	130	3
Other revenues	52	36	16	104	47	57
Total revenues	$2,292	$1,543	$749	$4,553	$3,785	$768

We begin recognizing LNG revenues from the Liquefaction Projects following the substantial completion and the commencement of operating activities of the respective Trains. In addition to Trains 1 through 4 of the SPL Project that were operational during both the six months ended June 30, 2019 and 2018, Train 5 of the SPL Project and Train 1 of the CCL Project

were operational for approximately four months during the six months ended June 30, 2019. The additional revenue from the increased volume of LNG sold following the achievement of substantial completion of these Trains in the three and six months ended June 30, 2019 from the comparable periods in 2018 was offset by decreased revenues per MMBtu, which was primarily affected by sales made at current market prices by our integrated marketing function. We expect our LNG revenues to increase in the future upon Train 6 of the SPL Project and Trains 2 and 3 of the CCL Project becoming operational.

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. We realized offsets to LNG terminal costs of $202 million corresponding to 28 TBtu of LNG in the six months ended June 30, 2019 that related to the sale of commissioning cargoes from the Liquefaction Projects. We did not realize any offsets to LNG terminal costs in the three months ended June 30, 2019 and the three and six months ended June 30, 2018.

Also included in LNG revenues are gains and losses from derivative instruments, which include the realized value associated with a portion of derivative instruments that settle through physical delivery and the sale of natural gas procured for the liquefaction process. During the three months ended June 30, 2019 and 2018, we realized $183 million of gains and $34 million of losses, respectively, from these transactions and other revenues. During the six months ended June 30, 2019 and 2018, we realized $317 million and $8 million, respectively, of gains from these transactions and other revenues.

The following table presents the components of LNG revenues and the corresponding LNG volumes sold.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
LNG revenues (in millions):
LNG from the Liquefaction Projects sold under third party long-term agreements (1)	$1,393	$1,118	$2,910	$2,111
LNG from the Liquefaction Projects sold by our integrated marketing function under short-term agreements	566	282	905	1,303
LNG procured from third parties	31	76	184	186
Other revenues and derivative gains (losses)	183	(34)	317	8
Total LNG revenues	$2,173	$1,442	$4,316	$3,608

Volumes sold as LNG revenues (in TBtu):
LNG from the Liquefaction Projects sold under third party long-term agreements (1)	241	189	477	354
LNG from the Liquefaction Projects sold by our integrated marketing function under short-term agreements	111	41	157	149
LNG procured from third parties	5	10	23	21
Total volumes sold as LNG revenues	357	240	657	524

(1)     Long-term agreements include agreements with tenure of 12 months or more.

Operating costs and expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2019	2018	Change	2019	2018	Change
Cost of sales	$1,277	$873	$404	$2,491	$2,051	$440
Operating and maintenance expense	295	147	148	516	287	229
Development expense	3	3	—	4	4	—
Selling, general and administrative expense	77	73	4	150	140	10
Depreciation and amortization expense	204	111	93	348	220	128
Impairment expense and loss on disposal of assets	4	—	4	6	—	6
Total operating costs and expenses	$1,860	$1,207	$653	$3,515	$2,702	$813

Our total operating costs and expenses increased during the three and six months ended June 30, 2019 from the three and six months ended June 30, 2018, primarily as a result of the increase in operating Trains between each of the periods and increased third-party service and maintenance costs from additional maintenance and related activities at the SPL Project.

Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Projects, to the extent those costs are not utilized for the commissioning process. Cost of sales increased during the three and six months ended June 30, 2019 from the three and six months ended June 30, 2018 due to increased volumes of natural gas feedstock for our LNG sales as a result of substantial completion of Train 5 of the SPL Project and Train 1 of the CCL Project, partially offset by decreased pricing of natural gas feedstock, and increased vessel charter costs. Partially offsetting the increase in cost of natural gas feedstock was an increase in fair value of the derivatives associated with hedges to secure natural gas feedstock for the Liquefaction Projects due to a favorable shift in the long-term forward prices. Cost of sales also includes port and canal fees, variable transportation and storage costs, costs associated with a portion of derivative instruments that settle through physical delivery and the sale of natural gas procured for the liquefaction process and other costs to convert natural gas into LNG.

Operating and maintenance expense primarily includes costs associated with operating and maintaining the Liquefaction Projects. The increase in operating and maintenance expense during the three and six months ended June 30, 2019 from the three and six months ended June 30, 2018 was primarily related to: (1) increased natural gas transportation and storage capacity demand charges from operating Train 5 of the SPL Project and Train 1 of the CCL Project following the respective substantial completions, (2) increased cost of maintenance and related activities at the SPL Project, (3) increased payroll and benefit costs from increased headcount to operate Train 5 of the SPL Project and Train 1 of the CCL Project and (4) increased TUA reservation charges paid to Total from payments under the partial TUA assignment agreement. Operating and maintenance expense also includes insurance and regulatory costs and other operating costs.

Depreciation and amortization expense increased during the three and six months ended June 30, 2019 from the three and six months ended June 30, 2018 as a result of commencing operations of Train 5 of the SPL Project and Train 1 of the CCL Project in March 2019 and February 2019, respectively, and completing construction of the Corpus Christi Pipeline in the second quarter of 2018, as the related assets began depreciating upon reaching substantial completion.

We expect our operating costs and expenses to generally increase in the future upon Train 6 of the SPL Project and Trains 2 and 3 of the CCL Project achieving substantial completion, although certain costs will not proportionally increase with the number of operational Trains as cost efficiencies will be realized.

Other expense (income)

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2019	2018	Change	2019	2018	Change
Interest expense, net of capitalized interest	$372	$216	$156	$619	$432	$187
Loss on modification or extinguishment of debt	—	15	(15)	—	15	(15)
Derivative loss (gain), net	74	(32)	106	109	(109)	218
Other income	(16)	(10)	(6)	(32)	(17)	(15)
Total other expense	$430	$189	$241	$696	$321	$375

Interest expense, net of capitalized interest, increased during the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018, as a result of increased outstanding debt (before unamortized premium, discount and debt issuance costs, net) from $27.6 billion as of June 30, 2018 to $30.7 billion as of June 30, 2019, primarily due to increased borrowings under the CCH Credit Facility, as well as a decrease in the portion of total interest costs that could be capitalized as additional Trains of the Liquefaction Projects completed construction between the periods. For the three months ended June 30, 2019 and 2018, we incurred $458 million and $412 million of total interest cost, respectively, of which we capitalized $86 million and $196 million, respectively, which was primarily related to the construction of the Liquefaction Projects. For the six months ended June 30, 2019 and 2018, we incurred $906 million and $816 million of total interest cost, respectively, of which we capitalized $287 million and $384 million, respectively, which was primarily related to the construction of the Liquefaction Projects.

Loss on modification or extinguishment of debt during the three and six months ended June 30, 2019 decreased from the comparable periods in 2018. Loss on modification or extinguishment of debt recognized in 2018 was attributable to $15 million of debt modification and extinguishment costs relating to the incurrence of third-party fees and write-off of unamortized debt issuance costs as a result of the amendment and restatement of the CCH Credit Facility.

Derivative loss, net increased during the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018, primarily due to an unfavorable shift in the long-term forward LIBOR curve between the periods.

Other income increased during the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018, primarily due to an increase in interest income earned on our cash and cash equivalents.

Income tax benefit (provision)

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2019	2018	Change	2019	2018	Change
Income before income taxes and non-controlling interest	$2	$147	(145)	$342	$762	$(420)
Income tax benefit (provision)	—	3	(3)	(3)	(12)	9

Effective tax rate	—%	2.0%		0.9%	1.6%

Income tax benefit decreased $3 million during the three months ended June 30, 2019 and income tax provision decreased $9 million during the six months ended June 30, 2019, respectively, from the comparable periods in 2018 primarily attributable to changes in the income earned and tax transfer pricing applied to our U.K. integrated marketing function. The effective tax rates during each of the three and six months ended June 30, 2019 and 2018 were lower than the 21% federal statutory rate, primarily as a result of maintaining a valuation allowance against our federal and state net deferred tax assets. Given our current and anticipated future earnings, we believe that there is a reasonable possibility that within approximately 6 to 18 months, sufficient positive evidence may become available to allow us to conclude that a significant portion of the valuation allowance will no longer be needed. The release of the valuation allowance would result in the recognition of certain deferred tax assets and an income tax benefit in the period the release is recorded. However, the precise timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to achieve.

Net income attributable to non-controlling interest

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2019	2018	Change	2019	2018	Change
Net income attributable to non-controlling interest	$116	$168	$(52)	$312	$411	$(99)

Net income attributable to non-controlling interest decreased during the three and six months ended June 30, 2019 from the three and six months ended June 30, 2018 due to the decrease of non-controlling interest as a result of our merger with Cheniere Holdings in September 2018, in which all publicly-held shares of Cheniere Holdings were canceled and the non-controlling interest in Cheniere Holdings was reduced to zero. Net income attributable to non-controlling interest also decreased during the three months ended June 30, 2019 from the three months ended June 30, 2018 due to the decrease in consolidated net income recognized by Cheniere Partners in which the non-controlling interests are held. The consolidated net income recognized by Cheniere Partners decreased from $281 million in the three months ended June 30, 2018 to $232 million in the three months ended June 30, 2019 due an increase in interest expense, net of capitalized interest, as a result of the decrease in the portion of total interest costs that could be capitalized as an additional Train of the SPL Project completed construction between the periods.

Off-Balance Sheet Arrangements

As of June 30, 2019, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

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

Marketing and Trading Commodity Price Risk

We have entered into commodity derivatives consisting of natural gas supply contracts for the commissioning and operation of the SPL Project, the CCL Project and potential future development of Corpus Christi Stage 3 (“Liquefaction Supply Derivatives”). We have also entered into financial derivatives to hedge the exposure to the commodity markets in which we have contractual arrangements to purchase or sell physical LNG (“LNG Trading Derivatives”). In order to test the sensitivity of the fair value of the Liquefaction Supply Derivatives and the LNG Trading Derivatives to changes in underlying commodity prices, management modeled a 10% change in the commodity price for natural gas for each delivery location and a 10% change in the commodity price for LNG, respectively, as follows (in millions):

	June 30, 2019		December 31, 2018
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$90	$127	$(42)	$6
LNG Trading Derivatives	47	39	(24)	9

Interest Rate Risk

We are exposed to interest rate risk primarily when we incur debt related to project financing. Interest rate risk is managed in part by replacing outstanding floating-rate debt with fixed-rate debt with varying maturities. CCH has entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the CCH Credit Facility (“CCH Interest Rate Derivatives”) and to hedge against changes in interest rates that could impact anticipated future issuance of debt by CCH (“CCH Interest Rate Forward Start Derivatives”). In order to test the sensitivity of the fair value of the CCH Interest Rate Derivatives to changes in interest rates, management modeled a 10% change in the forward one-month LIBOR curve across the remaining terms of the CCH Interest Rate Derivatives and CCH Interest Rate Forward Start Derivatives as follows (in millions):

	June 30, 2019		December 31, 2018
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
CCH Interest Rate Derivatives	$(88)	$25	$18	$37
CCH Interest Rate Forward Start Derivatives	(7)	20	—	—

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

	June 30, 2019		December 31, 2018
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
FX Derivatives	$10	$1	$15	$1

See Note 6—Derivative Instruments for additional details about our derivative instruments.

ITEM 4.	CONTROLS AND PROCEDURES

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

PART II.     OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. Other than discussed below, there have been no material changes to the legal proceedings disclosed in our annual report on Form 10-K for the year ended December 31, 2018.

In February 2018, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) issued a Corrective Action Order (the “CAO”) to SPL in connection with a minor LNG leak from one tank and minor vapor release from a second tank at the Sabine Pass LNG terminal. These two tanks have been taken out of operational service while we conduct analysis, repair and remediation. On April 20, 2018, SPL and PHMSA executed a Consent Agreement and Order (the “Consent Order”) that replaces and supersedes the CAO. On July 9, 2019, PHMSA and FERC issued a joint letter setting out operating conditions required to be met prior to SPL returning the tanks to service. We continue to coordinate with PHMSA and FERC to address the matters relating to the February 2018 leak, including repair approach and related analysis. We do not expect that the Consent Order and related analysis, repair and remediation will have a material adverse impact on our financial results or operations.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes stock repurchases for the three months ended June 30, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans (3)
April 1 - 30, 2019	425	$64.70	—	—
May 1 - 31, 2019	13,973	$67.87	—	—
June 1 - 30, 2019	45,266	$68.24	44,600	$996,954,020

(1)
Includes shares surrendered to us by participants in our share-based compensation plans to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under these plans.

(2)	The price paid per share was based on the closing trading price of our common stock on the dates on which we repurchased the shares.

(3)	On June 3, 2019, we announced that our Board authorized a 3-year, $1 billion share repurchase program.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1
Credit and Guaranty Agreement, dated May 29, 2019, among Cheniere Partners, as Borrower, certain subsidiaries of Cheniere Partners, as Subsidiary Guarantors, the lenders from time to time party thereto, Natixis, Société Générale, The Bank of Nova Scotia, Wells Fargo Bank, as Issuing Banks, MUFG Bank, LTD as Administrative Agent and Sole Coordinating Lead Arranger, and certain arrangers and other participants (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on June 3, 2019)

10.2*
Amended and Restated Senior Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement, dated September 4, 2015, as amended by (a) Third Omnibus Amendment, dated as of May 23, 2018; (b) Fourth Omnibus Amendment, dated as of September 17, 2018; and (c) Fifth Omnibus Amendment, Consent and Waiver, dated as of May 29, 2019, among SPL, as Borrower, The Bank of Nova Scotia, as Senior Issuing Bank and Senior Facility Agent, ABN Amro Capital USA LLC, HSBC Bank USA, National Association and ING Capital LLC, as Senior Issuing Banks, Société Générale, as Swing Line Lender and Common Security Trustee, and the senior lenders party thereto from time to time

10.3*
Change orders to the Fixed Price Separated Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Stage 1 Liquefaction Facility, dated as of December 6, 2013, between CCL and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00051 Fencing Scope Modifications, dated April 19, 2019 and (ii) Change Order CO-00052 West Jetty Manual Gas Sampler, dated April 19, 2019 (Portions of this exhibit have been omitted.)

10.4*
Change orders to the Amended and Restated Fixed Price Separated Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Stage 2 Liquefaction Facility, dated as of December 12, 2017, between CCL and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-000013 Section 232 Steel and Aluminum Tariffs & Anti-dumping (ADA) and Countervailing Duties (CVD), dated May 2, 2019, (ii) the Change Order CO-00014 Tank B Jump-over Tie-In Interface - Long Lead Items, dated May 2, 2019 and (iii) the Change Order CO-00015 Section 232 Steel and Aluminum Tariffs & Anti-dumping (ADA) and Countervailing Duties (CVD) Q1_2019, dated June 4, 2019 (Portions of this exhibit have been omitted.)

10.5*
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 2 Liquefaction Facility, dated December 20, 2012, by and between SPL and Bechtel Oil Gas and Chemicals, Inc.: the Change Order CO-00045 Letter of Credit Reduction and Extension, dated June 7, 2019

10.6*
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between SPL and Bechtel Oil Gas and Chemicals, Inc.: the Change Order CO-00001 Modifications to Insurance Language Change Order, dated June 3, 2019

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY, INC.

Date:	August 7, 2019	By:	/s/ Michael J. Wortley
Michael J. Wortley
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	August 7, 2019	By:	/s/ Leonard E. Travis
Leonard E. Travis
Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)