Form 10-Q
period 2019-09-30
Cheniere Energy, Inc.
filed 2019-11-01
CIK 3570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2019
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of October 25, 2019, the issuer had 254,750,996 shares of Common Stock outstanding.

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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of September 30, 2019, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

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
Unless the context requires otherwise, references to the “CCH Group” refer to CCH HoldCo II, CCH HoldCo I, CCH, CCL and CCP, collectively.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (1)
(in millions, except share data)

	September 30,	December 31,
	2019	2018
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$2,539	$981
Restricted cash	578	2,175
Accounts and other receivables	507	585
Inventory	288	316
Derivative assets	140	63
Other current assets	133	114
Total current assets	4,185	4,234

Property, plant and equipment, net	29,490	27,245
Operating lease assets, net	493	—
Debt issuance costs, net	50	72
Non-current derivative assets	123	54
Goodwill	77	77
Other non-current assets, net	287	305
Total assets	$34,705	$31,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$50	$58
Accrued liabilities	1,199	1,169
Current debt	11	239
Deferred revenue	171	139
Current operating lease liabilities	275	—
Derivative liabilities	181	128
Other current liabilities	5	9
Total current liabilities	1,892	1,742

Long-term debt, net	30,795	28,179
Non-current operating lease liabilities	203	—
Non-current finance lease liabilities	58	57
Non-current derivative liabilities	245	22
Other non-current liabilities	26	58

Commitments and contingencies (see Note 17)

Stockholders’ equity
Preferred stock, $0.0001 par value, 5.0 million shares authorized, none issued	—	—
Common stock, $0.003 par value, 480.0 million shares authorized
Issued: 270.6 million shares at September 30, 2019 and 269.8 million shares at December 31, 2018
Outstanding: 255.0 million shares at September 30, 2019 and 257.0 million shares at December 31, 2018	1	1
Treasury stock: 15.6 million shares and 12.8 million shares at September 30, 2019 and December 31, 2018, respectively, at cost	(584)	(406)
Additional paid-in-capital	4,130	4,035
Accumulated deficit	(4,447)	(4,156)
Total stockholders’ deficit	(900)	(526)
Non-controlling interest	2,386	2,455
Total equity	1,486	1,929
Total liabilities and equity	$34,705	$31,987

(1)
Amounts presented include balances held by our consolidated variable interest entity (“VIE”), Cheniere Partners, as further discussed in Note 8— Non-controlling Interest and Variable Interest Entity. As of September 30, 2019, total assets and liabilities of Cheniere Partners, which are included in our Consolidated Balance Sheets, were $19.0 billion and $18.6 billion, respectively, including $1.7 billion of cash and cash equivalents and $0.2 billion of restricted cash.

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
LNG revenues	$2,059	$1,719	$6,375	$5,327
Regasification revenues	66	66	199	196
Other revenues	45	34	149	81
Total revenues	2,170	1,819	6,723	5,604

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	1,267	1,027	3,758	3,078
Operating and maintenance expense	308	170	824	457
Development expense	2	2	6	6
Selling, general and administrative expense	72	74	222	214
Depreciation and amortization expense	213	113	561	333
Impairment expense and loss on disposal of assets	1	8	7	8
Total operating costs and expenses	1,863	1,394	5,378	4,096

Income from operations	307	425	1,345	1,508

Other income (expense)
Interest expense, net of capitalized interest	(395)	(221)	(1,014)	(653)
Loss on modification or extinguishment of debt	(27)	(12)	(27)	(27)
Derivative gain (loss), net	(78)	23	(187)	132
Other income (expense)	(70)	15	(38)	32
Total other expense	(570)	(195)	(1,266)	(516)

Income (loss) before income taxes and non-controlling interest	(263)	230	79	992
Income tax benefit (provision)	3	(3)	—	(15)
Net income (loss)	(260)	227	79	977
Less: net income attributable to non-controlling interest	58	162	370	573
Net income (loss) attributable to common stockholders	$(318)	$65	$(291)	$404

Net income (loss) per share attributable to common stockholders—basic (1)	$(1.25)	$0.26	$(1.13)	$1.67
Net income (loss) per share attributable to common stockholders—diluted (1)	$(1.25)	$0.26	$(1.13)	$1.65

Weighted average number of common shares outstanding—basic	256.0	247.2	256.8	241.9
Weighted average number of common shares outstanding—diluted	256.0	250.2	256.8	244.6

(1) Earnings per share in the table may not recalculate exactly due to rounding because it is calculated based on whole numbers, not the rounded numbers presented.

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

Three and Nine Months Ended September 30, 2019
	Total Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total Equity
	Shares	Par Value Amount	Shares	Amount
Balance at December 31, 2018	257.0	$1	12.8	$(406)	$4,035	$(4,156)	$2,455	$1,929
Vesting of restricted stock units	0.6	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	28	—	—	28
Shares withheld from employees related to share-based compensation, at cost	(0.2)	—	0.2	(12)	—	—	—	(12)
Net income attributable to non-controlling interest	—	—	—	—	—	—	196	196
Distributions and dividends to non-controlling interest	—	—	—	—	—	—	(144)	(144)
Net income	—	—	—	—	—	141	—	141
Balance at March 31, 2019	257.4	1	13.0	(418)	4,063	(4,015)	2,507	2,138
Vesting of restricted stock units	0.1	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	33	—	—	33
Shares withheld from employees related to share-based compensation, at cost	—	—	—	(2)	—	—	—	(2)
Shares repurchased, at cost	—	—	—	(3)	—	—	—	(3)
Net income attributable to non-controlling interest	—	—	—	—	—	—	116	116
Equity portion of convertible notes, net	—	—	—	—	1	—	—	1
Distributions and dividends to non-controlling interest	—	—	—	—	—	—	(146)	(146)
Net loss	—	—	—	—	—	(114)	—	(114)
Balance at June 30, 2019	257.5	1	13.0	(423)	4,097	(4,129)	2,477	2,023
Vesting of restricted stock units	0.1	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	33	—	—	33
Shares withheld from employees related to share-based compensation, at cost	(0.1)	—	0.1	(5)	—	—	—	(5)
Shares repurchased, at cost	(2.5)	—	2.5	(156)	—	—	—	(156)
Net income attributable to non-controlling interest	—	—	—	—	—	—	58	58
Distributions and dividends to non-controlling interest	—	—	—	—	—	—	(149)	(149)
Net loss	—	—	—	—	—	(318)	—	(318)
Balance at September 30, 2019	255.0	$1	15.6	$(584)	$4,130	$(4,447)	$2,386	$1,486

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—CONTINUED
(in millions)
(unaudited)

Three and Nine Months Ended September 30, 2018
	Total Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total Equity
	Shares	Par Value Amount	Shares	Amount
Balance at December 31, 2017	237.6	$1	12.5	$(386)	$3,248	$(4,627)	$3,004	$1,240
Vesting of restricted stock units	0.3	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	16	—	—	16
Shares withheld from employees related to share-based compensation, at cost	—	—	0.1	(6)	—	—	—	(6)
Net income attributable to non-controlling interest	—	—	—	—	—	—	243	243
Distributions and dividends to non-controlling interest	—	—	—	—	—	—	(143)	(143)
Net income	—	—	—	—	—	357	—	357
Balance at March 31, 2018	237.9	1	12.6	(392)	3,264	(4,270)	3,104	1,707
Issuance of stock to acquire additional interest in Cheniere Holdings	10.3	—	—	—	376	—	(376)	—
Share-based compensation	—	—	—	—	23	—	—	23
Shares withheld from employees related to share-based compensation, at cost	(0.1)	—	—	(2)	—	—	—	(2)
Net income attributable to non-controlling interest	—	—	—	—	—	—	168	168
Equity portion of convertible notes, net	—	—	—	—	1	—	—	1
Distributions and dividends to non-controlling interest	—	—	—	—	—	—	(145)	(145)
Net loss	—	—	—	—	—	(18)	—	(18)
Balance at June 30, 2018	248.1	1	12.6	(394)	3,664	(4,288)	2,751	1,734
Vesting of restricted stock units	0.1	—	—	—	—	—	—	—
Issuance of stock to acquire additional interest in Cheniere Holdings	8.9	—	—	—	318	—	(326)	(8)
Share-based compensation	—	—	—	—	26	—	—	26
Shares withheld from employees related to share-based compensation, at cost	—	—	—	(2)	—	—	—	(2)
Net income attributable to non-controlling interest	—	—	—	—	—	—	162	162
Equity portion of convertible notes, net	—	—	—	—	1	—	—	1
Distributions and dividends to non-controlling interest	—	—	—	—	—	—	(147)	(147)
Net income	—	—	—	—	—	65	—	65
Balance at September 30, 2018	257.1	$1	12.6	$(396)	$4,009	$(4,223)	$2,440	$1,831

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$79	$977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	561	333
Share-based compensation expense	94	89
Non-cash interest expense	122	52
Amortization of debt issuance costs, deferred commitment fees, premium and discount	71	53
Non-cash operating lease costs	251	—
Loss on modification or extinguishment of debt	27	27
Total losses on derivatives, net	22	17
Net cash provided by (used for) settlement of derivative instruments	108	(54)
Impairment expense and loss on disposal of assets	7	8
Loss on equity method investments	88	—
Other	(2)	(5)
Changes in operating assets and liabilities:
Accounts and other receivables	(5)	114
Inventory	35	(56)
Other current assets	(45)	(35)
Accounts payable and accrued liabilities	(82)	(23)
Deferred revenue	33	8
Operating lease liabilities	(263)	—
Finance lease liabilities	1	—
Other, net	(10)	(1)
Net cash provided by operating activities	1,092	1,504

Cash flows from investing activities
Property, plant and equipment, net	(2,587)	(2,712)
Investment in equity method investment	(70)	(25)
Other	(1)	15
Net cash used in investing activities	(2,658)	(2,722)

Cash flows from financing activities
Proceeds from issuances of debt	4,420	3,443
Repayments of debt	(2,237)	(1,385)
Debt issuance and deferred financing costs	(38)	(53)
Debt extinguishment costs	(4)	(16)
Distributions and dividends to non-controlling interest	(439)	(435)
Payments related to tax withholdings for share-based compensation	(19)	(10)
Repurchase of common stock	(159)	—
Other	3	(7)
Net cash provided by financing activities	1,527	1,537

Net increase (decrease) in cash, cash equivalents and restricted cash	(39)	319
Cash, cash equivalents and restricted cash—beginning of period	3,156	2,613
Cash, cash equivalents and restricted cash—end of period	$3,117	$2,932
Balances per Consolidated Balance Sheet:

September 30, 2019
Cash and cash equivalents	$2,539
Restricted cash	578
Total cash, cash equivalents and restricted cash	$3,117

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We are operating and constructing two natural gas liquefaction and export facilities at Sabine Pass and Corpus Christi. The Sabine Pass LNG terminal is located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast. Cheniere Partners, through its subsidiary SPL, is operating and constructing six natural gas liquefaction Trains (the “SPL Project”) at the Sabine Pass LNG terminal adjacent to the existing regasification facilities. Trains 1 through 5 are operational and Train 6 is under construction. The Sabine Pass LNG terminal has operational regasification facilities owned by Cheniere Partners’ wholly owned subsidiary, SPLNG, and a 94-mile pipeline owned by Cheniere Partners’ wholly owned subsidiary, CTPL, that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines.

The Corpus Christi LNG terminal is located near Corpus Christi, Texas and is operated and constructed by our wholly owned subsidiary CCL. We also operate a 23-mile natural gas supply pipeline that interconnects the Corpus Christi LNG terminal with several interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline” and together with the liquefaction facilities, the “CCL Project”) through our wholly owned subsidiary CCP. The CCL Project is being constructed in stages with the first phase being three Trains (“Phase 1”). The first stage includes Trains 1 and 2, two LNG storage tanks, one complete marine berth and a second partial berth and all of the CCL Project’s necessary infrastructure facilities (“Stage 1”). The second stage includes Train 3, one LNG storage tank and the completion of the second partial berth (“Stage 2”). Trains 1 and 2 are operational and Train 3 is under construction.

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

Results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2019.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 2—RESTRICTED CASH

Restricted cash consists of funds that are contractually or legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. As of September 30, 2019 and December 31, 2018, restricted cash consisted of the following (in millions):

	September 30,	December 31,
	2019	2018
Current restricted cash
SPL Project	$185	$756
Cheniere Partners and cash held by guarantor subsidiaries	—	785
CCL Project	132	289
Cash held by our subsidiaries restricted to Cheniere	261	345
Total current restricted cash	$578	$2,175

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

The cash held by Cheniere Partners and its guarantor subsidiaries was restricted in use under the terms of the previous $2.8 billion credit facilities (the “2016 CQP Credit Facilities”) and the related depositary agreement governing the extension of credit to Cheniere Partners, but is no longer restricted following the termination of the 2016 CQP Credit Facilities.

NOTE 3—ACCOUNTS AND OTHER RECEIVABLES

As of September 30, 2019 and December 31, 2018, accounts and other receivables consisted of the following (in millions):

	September 30,	December 31,
	2019	2018
Trade receivables
SPL and CCL	$285	$330
Cheniere Marketing	173	205
Other accounts receivable	49	50
Total accounts and other receivables	$507	$585

NOTE 4—INVENTORY

As of September 30, 2019 and December 31, 2018, inventory consisted of the following (in millions):

	September 30,	December 31,
	2019	2018
Natural gas	$20	$30
LNG	51	24
LNG in-transit	83	173
Materials and other	134	89
Total inventory	$288	$316

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2019 and December 31, 2018, property, plant and equipment, net consisted of the following (in millions):

	September 30,	December 31,
	2019	2018
LNG terminal costs
LNG terminal and interconnecting pipeline facilities	$27,224	$13,386
LNG site and related costs	322	86
LNG terminal construction-in-process	3,576	14,864
Accumulated depreciation	(1,827)	(1,299)
Total LNG terminal costs, net	29,295	27,037
Fixed assets and other
Computer and office equipment	23	17
Furniture and fixtures	22	22
Computer software	106	100
Leasehold improvements	42	41
Land	59	59
Other	20	21
Accumulated depreciation	(134)	(111)
Total fixed assets and other, net	138	149
Assets under finance lease
Tug vessels	60	60
Accumulated depreciation	(3)	(1)
Total assets under finance lease, net	57	59
Property, plant and equipment, net	$29,490	$27,245

Depreciation expense was $211 million and $112 million during the three months ended September 30, 2019 and 2018, respectively, and $557 million and $331 million during the nine months ended September 30, 2019 and 2018, respectively.

We realize offsets to LNG terminal costs for sales of commissioning cargoes that were earned or loaded prior to the start of commercial operations of the respective Train during the testing phase for its construction. We realized offsets to LNG terminal costs of $99 million and $301 million during the three and nine months ended September 30, 2019, respectively, for sales of commissioning cargoes from the Liquefaction Projects. We did not realize any offsets to LNG terminal costs during the three and nine months ended September 30, 2018.

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
We recognize our derivative instruments as either assets or liabilities and measure those instruments at fair value. None of our derivative instruments are designated as cash flow or fair value hedging instruments, and changes in fair value are recorded within our Consolidated Statements of Operations to the extent not utilized for the commissioning process.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, which are classified as derivative assets, non-current derivative assets, derivative liabilities or non-current derivative liabilities in our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of
	September 30, 2019				December 31, 2018
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
CCH Interest Rate Derivatives asset (liability)	$—	$(104)	$—	$(104)	$—	$18	$—	$18
CCH Interest Rate Forward Start Derivatives liability	—	(68)	—	(68)	—	—	—	—
Liquefaction Supply Derivatives asset (liability)	(11)	(10)	(31)	(52)	6	(19)	(29)	(42)
LNG Trading Derivatives asset (liability)	(8)	32	—	24	1	(25)	—	(24)
FX Derivatives asset	—	37	—	37	—	15	—	15

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

The fair value of our Physical Liquefaction Supply Derivatives is predominantly driven by observable and unobservable market commodity prices and, as applicable to our natural gas supply contracts, our assessment of the associated events deriving fair value, including evaluating whether the respective market is available as pipeline infrastructure is developed. The fair value of our Physical Liquefaction Supply Derivatives incorporates risk premiums related to the satisfaction of conditions precedent, such as completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow. As of September 30, 2019 and December 31, 2018, some of our Physical Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure was under development to accommodate marketable physical gas flow.

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

The Level 3 fair value measurements of natural gas positions within our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of September 30, 2019:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Significant Unobservable Inputs Range
Physical Liquefaction Supply Derivatives	$(31)	Market approach incorporating present value techniques	Henry Hub basis spread	$(0.708) - $0.056
		Option pricing model	International LNG pricing spread, relative to Henry Hub (1)	105% - 199%

(1)    Spread contemplates U.S. dollar-denominated pricing.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of our Physical Liquefaction Supply Derivatives.

The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the three and nine months ended September 30, 2019 and 2018 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance, beginning of period	$89	$12	$(29)	$43
Realized and mark-to-market gains (losses):
Included in cost of sales	(137)	5	(139)	(4)
Purchases and settlements:
Purchases	17	9	93	14
Settlements	—	1	44	(27)
Transfers out of Level 3 (1)	—	(1)	—	—
Balance, end of period	$(31)	$26	$(31)	$26
Change in unrealized gains (losses) relating to instruments still held at end of period	$(137)	$5	$(139)	$(4)

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

Interest Rate Derivatives

During the nine months ended September 30, 2019, there were no changes to the terms of the CCH Interest Rate Derivatives entered into by CCH to protect against volatility of future cash flows and hedge a portion of the variable interest payments on its credit facility (the “CCH Credit Facility”).

In June and July of 2019, we entered into CCH Interest Rate Forward Start Derivatives to hedge against changes in interest rates that could impact anticipated future issuance of debt by CCH, which is anticipated by the end of 2020.

Cheniere Partners previously had interest rate swaps (“CQP Interest Rate Derivatives” and, collectively with the CCH Interest Rate Derivatives and the CCH Interest Rate Forward Start Derivatives, the “Interest Rate Derivatives”) to hedge a portion of the variable interest payments on its credit facilities, which were terminated in October 2018.

As of September 30, 2019, we had the following Interest Rate Derivatives outstanding:

	Initial Notional Amount	Maximum Notional Amount	Effective Date	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
CCH Interest Rate Derivatives	$29 million	$4.7 billion	May 20, 2015	May 31, 2022	2.30%	One-month LIBOR
CCH Interest Rate Forward Start Derivatives	$1.5 billion	$1.5 billion	June 30, 2020	December 31, 2030	2.08%	Three-month LIBOR

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the fair value and location of the Interest Rate Derivatives on our Consolidated Balance Sheets (in millions):

	September 30, 2019			December 31, 2018
	CCH Interest Rate Derivatives	CCH Interest Rate Forward Start Derivatives	Total	CCH Interest Rate Derivatives	CCH Interest Rate Forward Start Derivatives	Total
Consolidated Balance Sheet Location
Derivative assets	$—	$—	$—	$10	$—	$10
Non-current derivative assets	—	—	—	8	—	8
Total derivative assets	—	—	—	18	—	18

Derivative liabilities	(30)	(46)	(76)	—	—	—
Non-current derivative liabilities	(74)	(22)	(96)	—	—	—
Total derivative liabilities	(104)	(68)	(172)	—	—	—

Derivative asset (liability), net	$(104)	$(68)	$(172)	$18	$—	$18

The following table shows the changes in the fair value and settlements of our Interest Rate Derivatives recorded in derivative gain (loss), net on our Consolidated Statements of Operations during the three and nine months ended September 30, 2019 and 2018 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
CCH Interest Rate Derivatives gain (loss)	$(17)	$21	$(119)	$119
CCH Interest Rate Forward Start Derivatives loss	(61)	—	(68)	—
CQP Interest Rate Derivatives gain	—	2	—	13

Commodity Derivatives

SPL, CCL and CCL Stage III have entered into physical natural gas supply contracts and associated economic hedges to purchase natural gas for the commissioning and operation of the SPL Project, the CCL Project and potential future development of Corpus Christi Stage 3, respectively, which are primarily indexed to the natural gas market and international LNG indices. The terms of the index-based physical natural gas supply contracts range up to approximately 15 years, some of which commence upon the satisfaction of certain events or states of affairs.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the fair value and location of our Liquefaction Supply Derivatives and LNG Trading Derivatives (collectively, “Commodity Derivatives”) on our Consolidated Balance Sheets (in millions, except notional amount):

	September 30, 2019			December 31, 2018
	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives (2)	Total	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives (2)	Total
Consolidated Balance Sheet Location
Derivative assets	$27	$78	$105	$13	$24	$37
Non-current derivative assets	120	1	121	46	—	46
Total derivative assets	147	79	226	59	24	83

Derivative liabilities	(52)	(53)	(105)	(79)	(48)	(127)
Non-current derivative liabilities	(147)	(2)	(149)	(22)	—	(22)
Total derivative liabilities	(199)	(55)	(254)	(101)	(48)	(149)

Derivative asset (liability), net	$(52)	$24	$(28)	$(42)	$(24)	$(66)

Notional amount, net (in TBtu) (3)	9,455	25		5,832	12

(1)
Does not include collateral calls of $20 million and $5 million for such contracts, which are included in other current assets in our Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, respectively. Includes derivative assets of $0.1 million and $2 million and non-current assets of $1 million and $3 million as of September 30, 2019 and December 31, 2018, respectively, for a natural gas supply contract CCL has with a related party.

(2)
Does not include collateral of $20 million and $9 million deposited for such contracts, which are included in other current assets in our Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, respectively.

(3)
SPL had secured up to approximately 4,108 TBtu and 3,464 TBtu as of September 30, 2019 and December 31, 2018, respectively. CCL had secured up to approximately 3,065 TBtu and 2,801 TBtu of natural gas feedstock through natural gas supply contracts as of September 30, 2019 and December 31, 2018, respectively, of which 122 TBtu and 55 TBtu, respectively, were for a natural gas supply contract CCL has with a related party. CCL Stage III had secured up to approximately 2,361 TBtu of natural gas feedstock through natural gas supply contracts as of September 30, 2019.

The following table shows the changes in the fair value, settlements and location of our Commodity Derivatives recorded on our Consolidated Statements of Operations during the three and nine months ended September 30, 2019 and 2018 (in millions):

	Consolidated Statements of Operations Location (1)	Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
LNG Trading Derivatives gain (loss)	LNG revenues	$22	$(58)	$180	$(128)
LNG Trading Derivatives loss	Cost of sales	(17)	—	(68)	—
Liquefaction Supply Derivatives gain (2)	LNG revenues	—	—	1	—
Liquefaction Supply Derivatives gain (loss) (2)(3)	Cost of sales	(139)	21	—	(32)

(1)
Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

(2)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

(3)
Includes $23 million and $59 million that CCL recorded in cost of sales under a natural gas supply contract with a related party during the three and nine months ended September 30, 2019, respectively. Of this amount, $1 million was included in accrued liabilities as of September 30, 2019. CCL did not have any transactions during the three and nine months ended September 30, 2018 under this contract.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

FX Derivatives

The following table shows the fair value and location of our FX Derivatives on our Consolidated Balance Sheets (in millions):

		Fair Value Measurements as of
	Consolidated Balance Sheet Location	September 30, 2019	December 31, 2018
FX Derivatives	Derivative assets	$35	$16
FX Derivatives	Non-current derivative assets	2	—
FX Derivatives	Derivative liabilities	—	(1)

The total notional amount of our FX Derivatives was $745 million and $379 million as of September 30, 2019 and December 31, 2018, respectively.

The following table shows the changes in the fair value, settlements and location of our FX Derivatives recorded on our Consolidated Statements of Operations during the three and nine months ended September 30, 2019 and 2018 (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Consolidated Statements of Operations Location	2019	2018	2019	2018
FX Derivatives gain	LNG revenues	$43	$1	$52	$11

Consolidated Balance Sheet Presentation

Our derivative instruments are presented on a net basis on our Consolidated Balance Sheets as described above. The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions):

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of September 30, 2019
CCH Interest Rate Derivatives	$(104)	$—	$(104)
CCH Interest Rate Forward Start Derivatives	(68)	—	(68)
Liquefaction Supply Derivatives	175	(28)	147
Liquefaction Supply Derivatives	(208)	9	(199)
LNG Trading Derivatives	84	(5)	79
LNG Trading Derivatives	(56)	1	(55)
FX Derivatives	45	(8)	37
As of December 31, 2018
CCH Interest Rate Derivatives	$19	$(1)	$18
Liquefaction Supply Derivatives	95	(36)	59
Liquefaction Supply Derivatives	(121)	20	(101)
LNG Trading Derivatives	112	(88)	24
LNG Trading Derivatives	(92)	44	(48)
FX Derivatives	30	(14)	16
FX Derivatives	(2)	1	(1)

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 7—OTHER NON-CURRENT ASSETS

As of September 30, 2019 and December 31, 2018, other non-current assets, net consisted of the following (in millions):

	September 30,	December 31,
	2019	2018
Advances made to municipalities for water system enhancements	$88	$90
Advances and other asset conveyances to third parties to support LNG terminals	54	54
Tax-related payments and receivables	20	21
Equity method investments	73	94
Advances made under EPC and non-EPC contracts	5	14
Other	47	32
Total other non-current assets, net	$287	$305

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

Subsequent to Midship Project obtaining its financing in the form of credit facilities, in conjunction with existing equity, Midship Holdings was designed to finance its activities without additional subordinated financial support. As a result, Midship Holdings is no longer a variable interest entity. We continue to report Midship Holdings as an equity method investment due to our ability to exercise significant influence over the operating and financial policies of Midship Holdings through our non-controlling voting rights on its board of managers.

During the three and nine months ended September 30, 2019, we recognized impairment losses of $87 million relating to our investments in certain equity method investees, including Midship Holdings. Impairments were precipitated primarily by cost overruns and extended construction timelines for operating infrastructure of our investees’ projects, resulting in a reduction of the expected fair value of our equity interests. Impairment losses associated with our equity method investments are presented in other expense (income).

Our investment in Midship Holdings was $70 million, net of impairment losses, and $85 million at September 30, 2019 and December 31, 2018, respectively.

Cheniere LNG O&M Services, LLC (“O&M Services”), our wholly owned subsidiary, provides the development, construction, operation and maintenance services associated with the Midship Project pursuant to agreements in which O&M Services receives an agreed upon fee and reimbursement of costs incurred. O&M Services recorded $2 million and $4 million in the three months ended September 30, 2019 and 2018, respectively, and $9 million and $8 million in the nine months ended September 30, 2019 and 2018, respectively, of other revenues and $2 million and $4 million of accounts receivable as of September 30, 2019 and December 31, 2018, respectively, for services provided to Midship Pipeline under these agreements. CCL has entered into a transportation precedent agreement and a negotiated rate agreement with Midship Pipeline to secure firm pipeline transportation capacity for a period of 10 years following commencement of the Midship Project. In May 2018, CCL issued a letter of credit to Midship Pipeline for drawings up to an aggregate maximum amount of $16 million. Midship Pipeline had not made any drawings on this letter of credit as of September 30, 2019.

NOTE 8—NON-CONTROLLING INTEREST AND VARIABLE INTEREST ENTITY

We own a 48.6% limited partner interest in Cheniere Partners in the form of 104.5 million common units and 135.4 million subordinated units, with the remaining non-controlling interest held by Blackstone CQP Holdco LP and the public. We also own 100% of the general partner interest and the incentive distribution rights in Cheniere Partners. Cheniere Partners is accounted for as a consolidated variable interest entity. See Note 10—Variable Interest Entities of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2018 for further information.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table presents the summarized assets and liabilities (in millions) of Cheniere Partners, our consolidated VIE, which are included in our Consolidated Balance Sheets. The assets in the table below may only be used to settle obligations of Cheniere Partners. In addition, there is no recourse to us for the consolidated VIE’s liabilities. The assets and liabilities in the table below include third-party assets and liabilities of Cheniere Partners only and exclude intercompany balances that eliminate in consolidation.

	September 30,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$1,707	$—
Restricted cash	185	1,541
Accounts and other receivables	277	348
Other current assets	176	125
Total current assets	2,345	2,014

Property, plant and equipment, net	16,338	15,390
Other non-current assets, net	294	228
Total assets	$18,977	$17,632

LIABILITIES
Current liabilities
Accrued liabilities	$657	$821
Other current liabilities	221	197
Total current liabilities	878	1,018

Long-term debt, net	17,571	16,066
Other non-current liabilities	120	18
Total liabilities	$18,569	$17,102

NOTE 9—ACCRUED LIABILITIES

As of September 30, 2019 and December 31, 2018, accrued liabilities consisted of the following (in millions):

	September 30,	December 31,
	2019	2018
Interest costs and related debt fees	$318	$233
Accrued natural gas purchases	385	610
LNG terminals and related pipeline costs	329	125
Compensation and benefits	83	117
Accrued LNG inventory	3	14
Other accrued liabilities	81	70
Total accrued liabilities	$1,199	$1,169

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 10—DEBT

As of September 30, 2019 and December 31, 2018, our debt consisted of the following (in millions):

	September 30,	December 31,
	2019	2018
Long-term debt:
SPL
5.625% Senior Secured Notes due 2021 (“2021 SPL Senior Notes”)	$2,000	$2,000
6.25% Senior Secured Notes due 2022 (“2022 SPL Senior Notes”)	1,000	1,000
5.625% Senior Secured Notes due 2023 (“2023 SPL Senior Notes”)	1,500	1,500
5.75% Senior Secured Notes due 2024 (“2024 SPL Senior Notes”)	2,000	2,000
5.625% Senior Secured Notes due 2025 (“2025 SPL Senior Notes”)	2,000	2,000
5.875% Senior Secured Notes due 2026 (“2026 SPL Senior Notes”)	1,500	1,500
5.00% Senior Secured Notes due 2027 (“2027 SPL Senior Notes”)	1,500	1,500
4.200% Senior Secured Notes due 2028 (“2028 SPL Senior Notes”)	1,350	1,350
5.00% Senior Secured Notes due 2037 (“2037 SPL Senior Notes”)	800	800
Cheniere Partners
5.250% Senior Notes due 2025 (“2025 CQP Senior Notes”)	1,500	1,500
5.625% Senior Notes due 2026 (“2026 CQP Senior Notes”)	1,100	1,100
4.500% Senior Notes due 2029 (“2029 CQP Senior Notes”)	1,500	—
2016 CQP Credit Facilities	—	—
CQP Credit Facilities executed in 2019 (“2019 CQP Credit Facilities”)	—	—
CCH
7.000% Senior Secured Notes due 2024 (“2024 CCH Senior Notes”)	1,250	1,250
5.875% Senior Secured Notes due 2025 (“2025 CCH Senior Notes”)	1,500	1,500
5.125% Senior Secured Notes due 2027 (“2027 CCH Senior Notes”)	1,500	1,500
4.80% Senior Secured Notes due 2039 (“4.80% CCH Senior Notes”)	727	—
CCH Credit Facility	5,341	5,156
CCH HoldCo II
11.0% Convertible Senior Secured Notes due 2025 (“2025 CCH HoldCo II Convertible Senior Notes”)	1,578	1,455
Cheniere
4.875% Convertible Unsecured Notes due 2021 (“2021 Cheniere Convertible Unsecured Notes”)	1,247	1,218
4.25% Convertible Senior Notes due 2045 (“2045 Cheniere Convertible Senior Notes”)	625	625
$1.25 billion Cheniere Revolving Credit Facility (“Cheniere Revolving Credit Facility”)	—	—
Unamortized premium, discount and debt issuance costs, net	(723)	(775)
Total long-term debt, net	30,795	28,179

Current debt:
$1.2 billion SPL Working Capital Facility (“SPL Working Capital Facility”)	—	—
$1.2 billion CCH Working Capital Facility (“CCH Working Capital Facility”)	—	168
Cheniere Marketing trade finance facilities	11	71
Total current debt	11	239

Total debt, net	$30,806	$28,418

2019 Debt Issuances and Terminations

4.80% CCH Senior Notes

In September 2019, CCH issued an aggregate principal amount of $727 million of the 4.80% CCH Senior Notes in a private placement conducted pursuant to Section 4(a)(2) of the Securities Act. The 4.80% CCH Senior Notes were issued under an indenture dated as of September 27, 2019 (the “2019 CCH Indenture”) pursuant to a note purchase agreement with the purchasers party thereto and Allianz Global Investors GmbH, as noteholder consultant, originally entered into in June 2019. The 4.80% CCH Senior Notes are jointly and severally guaranteed by each of CCH’s subsidiaries CCL, CCP and Corpus Christi Pipeline GP, LLC

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

(each a “CCH Guarantor” and collectively, the “CCH Guarantors”). The proceeds of the notes were used to prepay a portion of the outstanding balance of the CCH Credit Facility, resulting in the recognition of debt extinguishment costs of $13 million for the three and nine months ended September 30, 2019 relating to the write off of unamortized debt discounts and issuance costs. The 4.80% CCH Senior Notes accrue interest at a fixed rate of 4.80% per annum and are fully amortizing according to a fixed sculpted amortization schedule with semi-annual payments of interest starting December 2019 and semi-annual payments of principal starting June 2027. The 4.80% CCH Senior Notes have a weighted average life of 15 years.

The 4.80% CCH Senior Notes are CCH’s senior secured obligation, ranking senior in right of payment to any and all of CCH’s future indebtedness that is subordinated to the 4.80% CCH Senior Notes and equal in right of payment with CCH’s other existing and future indebtedness that is senior and secured by the same collateral securing the 4.80% CCH Senior Notes. The 4.80% CCH Senior Notes are secured by a first-priority security interest in substantially all of CCH’s and the CCH Guarantors’ assets.

At any time prior to June 30, 2039, CCH may redeem all or a part of the 4.80% CCH Senior Notes at a redemption price equal to the “make-whole” price set forth in the 2019 CCH Indenture, plus accrued and unpaid interest, if any, to the date of redemption. CCH also may at any time on or after June 30, 2039, redeem the 4.80% CCH Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 4.80% CCH Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

The 2019 CCH Indenture contains customary terms and events of default and certain covenants that, among other things, limit CCH’s ability and the ability of CCH’s restricted subsidiaries to incur additional indebtedness or issue preferred stock, make certain investments or pay dividends or distributions on membership interests or subordinated indebtedness or purchase, redeem or retire membership interests, sell or transfer assets, including membership or partnership interests of CCH’s restricted subsidiaries, restrict dividends or other payments by restricted subsidiaries to CCH or any of CCH’s restricted subsidiaries, incur liens, enter into transactions with affiliates, dissolve, liquidate, consolidate, merge, sell or lease all or substantially all of the properties or assets of CCH and its restricted subsidiaries taken as a whole or permit any CCH Guarantor to dissolve, liquidate, consolidate, merge, sell or lease all or substantially all of its properties and assets. The 2019 CCH Indenture covenants are subject to a number of important limitations and exceptions.

2029 CQP Senior Notes

In September 2019, Cheniere Partners issued an aggregate principal amount of $1.5 billion of the 2029 CQP Senior Notes, which are jointly and severally guaranteed by each of Cheniere Partners’ subsidiaries other than SPL and, subject to certain conditions governing its guarantee, Sabine Pass LP (the “CQP Guarantors”). The proceeds of the offering were used to prepay the outstanding balance of the $750 million term loan under the 2019 CQP Credit Facilities (“CQP Term Facility”) and for general corporate purposes, including funding future capital expenditures in connection with the construction of Train 6 at the SPL Project, resulting in the recognition of debt modification and extinguishment costs of $13 million for the three and nine months ended September 30, 2019. As of September 30, 2019, only the $750 million revolving credit facility (“CQP Revolving Facility”), all of which is undrawn, remains as part of the 2019 CQP Credit Facilities.

Borrowings under the 2029 CQP Senior Notes accrue interest at a fixed rate of 4.500% per annum, and interest on the 2029 CQP Senior Notes is payable semi-annually in cash in arrears. The 2029 CQP Senior Notes are governed by the same base indenture as the 2025 CQP Senior Notes and the 2026 CQP Senior Notes (the “CQP Base Indenture”) and are further governed by the Third Supplemental Indenture (together with the CQP Base Indenture, the “2029 CQP Notes Indenture”), which contains customary terms and events of default and certain covenants that, among other things, limit the ability of Cheniere Partners and the CQP Guarantors to incur liens and sell assets, enter into transactions with affiliates, enter into sale-leaseback transactions and consolidate, merge or sell, lease or otherwise dispose of all or substantially all of the applicable entity’s properties or assets.

At any time prior to October 1, 2024, Cheniere Partners may redeem all or a part of the 2029 CQP Senior Notes at a redemption price equal to 100% of the aggregate principal amount of the 2029 CQP Senior Notes redeemed, plus the “applicable premium” set forth in the 2029 CQP Notes Indenture, plus accrued and unpaid interest, if any, to the date of redemption. In addition, at any time prior to October 1, 2022, Cheniere Partners may redeem up to 35% of the aggregate principal amount of the 2029 CQP Senior Notes with an amount of cash not greater than the net cash proceeds from certain equity offerings at a redemption price equal to 104.5% of the aggregate principal amount of the 2029 CQP Senior Notes redeemed, plus accrued and unpaid interest, if any, to the date of redemption. At any time on or after October 1, 2024 through the maturity date of October 1, 2029, Cheniere

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Partners may redeem the 2029 CQP Senior Notes, in whole or in part, at the redemption prices set forth in the 2029 CQP Notes Indenture.

The 2025 CQP Senior Notes, the 2026 CQP Senior Notes and the 2029 CQP Senior Notes (collectively, the “CQP Senior Notes”) are Cheniere Partners’ senior obligations, ranking equally in right of payment with Cheniere Partners’ other existing and future unsubordinated debt and senior to any of its future subordinated debt. In the event that the aggregate amount of Cheniere Partners’ secured indebtedness and the secured indebtedness of the CQP Guarantors (other than the CQP Senior Notes or any other series of notes issued under the CQP Base Indenture) outstanding at any one time exceeds the greater of (1) $1.5 billion and (2) 10% of net tangible assets, the CQP Senior Notes will be secured to the same extent as such obligations under the 2019 CQP Credit Facilities. The obligations under the 2019 CQP Credit Facilities are secured on a first-priority basis (subject to permitted encumbrances) with liens on (1) substantially all the existing and future tangible and intangible assets and rights of Cheniere Partners and the CQP Guarantors and equity interests in the CQP Guarantors (except, in each case, for certain excluded properties set forth in the 2019 CQP Credit Facilities) and (2) substantially all of the real property of SPLNG (except for excluded properties referenced in the 2019 CQP Credit Facilities). The liens securing the CQP Senior Notes, if applicable, will be shared equally and ratably (subject to permitted liens) with the holders of other senior secured obligations, which include the 2019 CQP Credit Facilities obligations and any future additional senior secured debt obligations.

In connection with the closing of the 2029 CQP Senior Notes offering, Cheniere Partners and the CQP Guarantors entered into a registration rights agreement (the “CQP Registration Rights Agreement”). Under the CQP Registration Rights Agreement, Cheniere Partners and the CQP Guarantors have agreed to file with the SEC and cause to become effective a registration statement relating to an offer to exchange any and all of the 2029 CQP Senior Notes for a like aggregate principal amount of debt securities of Cheniere Partners with terms identical in all material respects to the 2029 CQP Senior Notes sought to be exchanged (other than with respect to restrictions on transfer or to any increase in annual interest rate), within 360 days after the notes issuance date of September 12, 2019. Under specified circumstances, Cheniere Partners and the CQP Guarantors have also agreed to cause to become effective a shelf registration statement relating to resales of the 2029 CQP Senior Notes. Cheniere Partners will be obligated to pay additional interest on the 2029 CQP Senior Notes if it fails to comply with its obligation to register the 2029 CQP Senior Notes within the specified time period.

2016 CQP Credit Facilities

In May 2019, the remaining commitments under the 2016 CQP Credit Facilities were terminated.  There were no write-offs of debt issuance costs associated with the termination of the 2016 CQP Credit Facilities.

2019 CQP Credit Facilities

In May 2019, Cheniere Partners entered into the 2019 CQP Credit Facilities, which consisted of the $750 million CQP Term Facility, which was prepaid and terminated upon issuance of the 2029 CQP Senior Notes in September 2019, and the $750 million CQP Revolving Facility. Borrowings under the 2019 CQP Credit Facilities will be used to fund the development and construction of Train 6 of the SPL Project and for general corporate purposes, subject to a sublimit, and the 2019 CQP Credit Facilities are also available for the issuance of letters of credit.

Loans under the 2019 CQP Credit Facilities accrue interest at a variable rate per annum equal to LIBOR or the base rate (equal to the highest of the prime rate, the federal funds effective rate, as published by the Federal Reserve Bank of New York, plus 0.50%, and the adjusted one-month LIBOR plus 1.0%), plus the applicable margin. Under the CQP Term Facility, the applicable margin for LIBOR loans was 1.50% per annum, and the applicable margin for base rate loans was 0.50% per annum. Under the CQP Revolving Facility, the applicable margin for LIBOR loans is 1.25% to 2.125% per annum, and the applicable margin for base rate loans is 0.25% to 1.125% per annum, in each case depending on the then-current rating of Cheniere Partners. Interest on LIBOR loans is due and payable at the end of each applicable LIBOR period (and at the end of every three-month period within the LIBOR period, if any), and interest on base rate loans is due and payable at the end of each calendar quarter.

The 2019 CQP Credit Facilities mature on May 29, 2024. Any outstanding balance may be repaid, in whole or in part, at any time without premium or penalty, except for interest rate breakage costs. The 2019 CQP Credit Facilities contain conditions precedent for extensions of credit, as well as customary affirmative and negative covenants, and limit Cheniere Partners’ ability to make restricted payments, including distributions, to once per fiscal quarter and one true-up per fiscal quarter as long as certain conditions are satisfied.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The 2019 CQP Credit Facilities are unconditionally guaranteed and secured by a first priority lien (subject to permitted encumbrances) on substantially all of Cheniere Partners’ and the CQP Guarantors’ existing and future tangible and intangible assets and rights and equity interests in the CQP Guarantors (except, in each case, for certain excluded properties set forth in the 2019 CQP Credit Facilities).

CCH Credit Facility

As part of the capital allocation framework announced in June 2019, we prepaid $70 million of outstanding borrowings under the CCH Credit Facility during the three and nine months ended September 30, 2019. The prepayment resulted in the recognition of debt extinguishment costs of $1 million for the three and nine months ended September 30, 2019.

Credit Facilities

Below is a summary of our credit facilities outstanding as of September 30, 2019 (in millions):

	SPL Working Capital Facility (1)	2019 CQP Credit Facilities	CCH Credit Facility	CCH Working Capital Facility	Cheniere Revolving Credit Facility
Original facility size	$1,200	$1,500	$8,404	$350	$750
Incremental commitments	—	—	1,566	850	500
Less:
Outstanding balance	—	—	5,341	—	—
Commitments prepaid or terminated	—	750	4,629	—	—
Letters of credit issued	414	—	—	583	876
Available commitment	$786	$750	$—	$617	$374

Interest rate on available balance	LIBOR plus 1.75% or base rate plus 0.75%	LIBOR plus 1.25% - 2.125% or base rate plus 0.25% - 1.125%	LIBOR plus 1.75% or base rate plus 0.75%	LIBOR plus 1.25% - 1.75% or base rate plus 0.25% - 0.75%	LIBOR plus 1.75% - 2.50% or base rate plus 0.75% - 1.50%
Weighted average interest rate of outstanding balance	n/a	n/a	3.79%	n/a	n/a
Maturity date	December 31, 2020	May 29, 2024	June 30, 2024	June 29, 2023	December 23, 2022

(1)
The SPL Working Capital Facility was amended in May 2019 in connection with commercialization and financing of Train 6 of the SPL Project. All terms of the SPL Working Capital Facility substantially remained unchanged.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Convertible Notes

Below is a summary of our convertible notes outstanding as of September 30, 2019 (in millions):

	2021 Cheniere Convertible Unsecured Notes	2025 CCH HoldCo II Convertible Senior Notes	2045 Cheniere Convertible Senior Notes
Aggregate original principal	$1,000	$1,000	$625
Debt component, net of discount and debt issuance costs	$1,181	$1,564	$312
Equity component	$210	$—	$194
Interest payment method	Paid-in-kind	Paid-in-kind / cash (1)	Cash
Conversion by us (2)	—	(3)	(4)
Conversion by holders (2)	(5)	(6)	(7)
Conversion basis	Cash and/or stock	Stock	Cash and/or stock
Conversion value in excess of principal	$—	$—	$—
Maturity date	May 28, 2021	May 13, 2025	March 15, 2045
Contractual interest rate	4.875%	11.0%	4.25%
Effective interest rate (8)	8.4%	12.0%	9.4%
Remaining debt discount and debt issuance costs amortization period (9)	1.7 years	1.0 years	25.5 years

(1)
Prior to the substantial completion of Train 2 of the CCL Project, interest was paid entirely in kind. Following substantial completion, the interest generally must be paid in cash; however, a portion of the interest may be paid in kind under certain specified circumstances.

(2)	Conversion is subject to various limitations and conditions.

(3)
Convertible on or after March 1, 2020, provided that our market capitalization is not less than $10.0 billion (“Eligible Conversion Date”). The conversion price is the lower of (1) a 10% discount to the average of the daily volume-weighted average price (“VWAP”) of our common stock for the 90 trading day period prior to the date notice is provided, and (2) a 10% discount to the closing price of our common stock on the trading day preceding the date notice is provided.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Restrictive Debt Covenants

As of September 30, 2019, each of our issuers was in compliance with all covenants related to their respective debt agreements.

Interest Expense

Total interest expense, including interest expense related to our convertible notes, consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest cost on convertible notes:
Interest per contractual rate	$65	$60	$191	$176
Amortization of debt discount	10	9	29	25
Amortization of debt issuance costs	3	3	9	7
Total interest cost related to convertible notes	78	72	229	208
Interest cost on debt and finance leases excluding convertible notes	390	354	1,145	1,034
Total interest cost	468	426	1,374	1,242
Capitalized interest	(73)	(205)	(360)	(589)
Total interest expense, net	$395	$221	$1,014	$653

Fair Value Disclosures

The following table shows the carrying amount, which is net of unamortized premium, discount and debt issuance costs, and estimated fair value of our debt (in millions):

	September 30, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes (1)	$20,978	$23,091	$19,466	$19,901
2037 SPL Senior Notes (2)	791	909	791	817
4.80% CCH Senior Notes (2)	720	768	—	—
Credit facilities (3)	5,260	5,260	5,294	5,294
2021 Cheniere Convertible Unsecured Notes (2)	1,181	1,291	1,126	1,236
2025 CCH HoldCo II Convertible Senior Notes (2)	1,564	1,792	1,432	1,612
2045 Cheniere Convertible Senior Notes (4)	312	483	310	431

(1)
Includes 2021 SPL Senior Notes, 2022 SPL Senior Notes, 2023 SPL Senior Notes, 2024 SPL Senior Notes, 2025 SPL Senior Notes, 2026 SPL Senior Notes, 2027 SPL Senior Notes, 2028 SPL Senior Notes, 2025 CQP Senior Notes, 2026 CQP Senior Notes, 2029 CQP Senior Notes, 2024 CCH Senior Notes, 2025 CCH Senior Notes and 2027 CCH Senior Notes. The Level 2 estimated fair value was based on quotes obtained from broker-dealers or market makers of these senior notes and other similar instruments.

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

The following table shows the classification and location of our right-of-use assets and lease liabilities on our Consolidated Balance Sheets (in millions):

	Consolidated Balance Sheet Location	September 30, 2019
Right-of-use assets—Operating	Operating lease assets, net	$493
Right-of-use assets—Financing	Property, plant and equipment, net	57
Total right-of-use assets		$550

Current operating lease liabilities	Current operating lease liabilities	$275
Current finance lease liabilities	Other current liabilities	2
Non-current operating lease liabilities	Non-current operating lease liabilities	203
Non-current finance lease liabilities	Non-current finance lease liabilities	58
Total lease liabilities		$538

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the classification and location of our lease cost on our Consolidated Statements of Operations (in millions):

	Consolidated Statement of Operations Location	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost (1)	Operating costs and expenses (2)	$163	$440
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	1	3
Interest on lease liabilities	Interest expense, net of capitalized interest	2	7
Total lease cost		$166	$450

(1)	Includes $57 million and $150 million of short-term lease costs and $8 million and $21 million of variable lease costs incurred during the three and nine months ended September 30, 2019, respectively.

(2)	Presented in cost of sales, operating and maintenance expense or selling, general and administrative expense consistent with the nature of the asset under lease.

Future annual minimum lease payments for operating and finance leases as of September 30, 2019 are as follows (in millions):

Years Ending December 31,	Operating Leases (1)	Finance Leases
2019	$113	$5
2020	218	10
2021	51	10
2022	19	10
2023	19	10
Thereafter	166	146
Total lease payments	586	191
Less: Interest	(106)	(129)
Present value of lease liabilities	$480	$62

(1)
Does not include $1.6 billion of legally binding minimum lease payments for vessel charters which were executed as of September 30, 2019 but will commence primarily between 2020 and 2021 and have fixed minimum lease terms of up to seven years.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the weighted-average remaining lease term (in years) and the weighted-average discount rate for our operating leases and finance leases:

	September 30, 2019
	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	7.1	18.9
Weighted-average discount rate (1)	5.3%	16.2%

(1)	The finance leases commenced prior to the adoption of ASC 842. In accordance with previous accounting guidance, the implied rate is based on the fair value of the underlying assets.

The following table includes other quantitative information for our operating and finance leases (in millions):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$280
Operating cash flows from finance leases	6
Financing cash flows from finance leases	—
Right-of-use assets obtained in exchange for new operating lease liabilities	189

LNG Vessel Subcharters

From time to time, we sublease certain LNG vessels under charter to third parties while retaining our existing obligation to the original lessor. We have elected the practical expedient for lessors to combine lease and non-lease components and since the lease component is the predominant component of each arrangement, these subleases are accounted for as operating leases. The subleases have lease terms of up to one year and many contain short-term renewal options exercisable at the discretion of the third party. As of September 30, 2019, we had $3 million in future minimum sublease payments to be received from LNG vessel subcharters, which will be recognized entirely within 2019. We recognize fixed sublease income on a straight-line basis over the lease term of the sublease while variable sublease income is recognized when earned. We recognized $28 million and $96 million of sublease income, including $5 million and $15 million of variable lease payments, during the three and nine months ended September 30, 2019, respectively, in other revenues on our Consolidated Statements of Operations.

NOTE 12—REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue earned from contracts with customers during the three and nine months ended September 30, 2019 and 2018 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
LNG revenues	$1,995	$1,776	$6,142	$5,444
Regasification revenues	66	66	199	196
Other revenues	17	(10)	53	37
Total revenues from customers	2,078	1,832	6,394	5,677
Net derivative gains (losses) (1)	64	(57)	233	(117)
Other (2)	28	44	96	44
Total revenues	$2,170	$1,819	$6,723	$5,604

(1)	See Note 6—Derivative Instruments for additional information about our derivatives.

(2)	Includes revenues from LNG vessel subcharters. See Note 11—Leases for additional information about our subleases.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Contract Assets and Liabilities

The following table shows our contract assets, which we classify as other non-current assets, net on our Consolidated Balance Sheets (in millions):

	September 30,	December 31,
	2019	2018
Contract assets	$12	$—

Contract assets represent our right to consideration for transferring goods or services to the customer under the terms of a sales contract when the associated consideration is not yet due. Changes in contract assets during the nine months ended September 30, 2019 were primarily attributable to revenue recognized due to the delivery of LNG under certain SPAs for which the associated consideration was not yet due.

The following table reflects the changes in our contract liabilities, which we classify as deferred revenue on our Consolidated Balance Sheets (in millions):

Nine Months Ended September 30, 2019
Deferred revenues, beginning of period	$139
Cash received but not yet recognized	171
Revenue recognized from prior period deferral	(139)
Deferred revenues, end of period	$171

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$107.5	11	$106.6	11
Regasification revenues	2.4	5	2.6	6
Total revenues	$109.9		$109.2

(1)	The weighted average recognition timing represents an estimate of the number of years during which we shall have recognized half of the unsatisfied transaction price.

We have elected the following exemptions which omit certain potential future sources of revenue from the table above:

(1)	We omit from the table above all performance obligations that are part of a contract that has an original expected duration of one year or less.

(2)
We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The table above excludes substantially all variable consideration under our SPAs and TUAs. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Approximately 47% and 55% of our LNG revenues from contracts with a duration of over one year during the three months ended September 30, 2019 and 2018, respectively, and approximately 52% and 55% of our LNG revenues from contracts with a duration of over

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

one year during the nine months ended September 30, 2019 and 2018, respectively, were related to variable consideration received from customers. During each of the three and nine months ended September 30, 2019 and 2018, approximately 3% of our regasification revenues were related to variable consideration received from customers.

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

NOTE 13—INCOME TAXES

We recorded an income tax benefit of $3 million and an income tax provision of $3 million during the three months ended September 30, 2019 and 2018, respectively, and an income tax provision of zero and $15 million during the nine months ended September 30, 2019 and 2018, respectively. Changes in the income tax recorded between comparative periods are primarily attributable to changes in the income earned and tax transfer pricing applied to our U.K. integrated marketing function.

The effective tax rates during the three and nine months ended September 30, 2019 and 2018 were lower than the 21% federal statutory rate during the 2019 and 2018 interim periods primarily as a result of maintaining a valuation allowance against our federal and state net deferred tax assets. Due to historical losses and other available evidence related to our ability to generate taxable income, we continue to maintain a valuation allowance against our federal and state net deferred tax assets at September 30, 2019.

NOTE 14—SHARE-BASED COMPENSATION

We have granted restricted stock shares, restricted stock units, performance stock units and phantom units to employees and non-employee directors under the 2011 Incentive Plan, as amended (the “2011 Plan”) and the 2015 Employee Inducement Incentive Plan.

For the nine months ended September 30, 2019, we granted 1.6 million restricted stock units and 0.2 million performance stock units at target performance under the 2011 Plan to certain employees. Restricted stock units are stock awards that vest over a service period of three years and entitle the holder to receive shares of our common stock upon vesting, subject to restrictions on transfer and to a risk of forfeiture if the recipient terminates employment with us prior to the lapse of the restrictions. Performance stock units provide for cliff vesting after a period of three years with payouts based on metrics dependent upon market and performance achieved over the period from January 1, 2019 through December 31, 2021 compared to pre-established performance targets. The settlement amounts of the awards are based on market and performance metrics which include cumulative distributable cash flow per share, and in certain circumstances, total shareholder return (“TSR”) of our common stock. Where applicable, the compensation for performance stock units is based on fair value assigned to the market metric of TSR using a Monte Carlo model upon grant, which remains constant through the vesting period, and a performance metric, which will vary due to changing estimates regarding the expected achievement of the performance metric of cumulative distributable cash flow per share. The number of shares that may be earned at the end of the vesting period ranges from 25% up to 300% of the target award amount if the threshold performance is met. Both restricted stock units and performance stock units will be settled in Cheniere common stock (on a one-for-one basis) and are classified as equity awards.

Total share-based compensation consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Share-based compensation costs, pre-tax:
Equity awards	$33	$25	$94	$64
Liability awards	2	13	7	45
Total share-based compensation	35	38	101	109
Capitalized share-based compensation	(2)	(7)	(7)	(20)
Total share-based compensation expense	$33	$31	$94	$89
Tax benefit associated with share-based compensation expense	$2	$1	$3	$3

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

The following table reconciles basic and diluted weighted average common shares outstanding for the three and nine months ended September 30, 2019 and 2018 (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average common shares outstanding:
Basic	256.0	247.2	256.8	241.9
Dilutive unvested stock	—	3.0	—	2.7
Diluted	256.0	250.2	256.8	244.6

Basic net income (loss) per share attributable to common stockholders	$(1.25)	$0.26	$(1.13)	$1.67
Diluted net income (loss) per share attributable to common stockholders	$(1.25)	$0.26	$(1.13)	$1.65

Potentially dilutive securities that were not included in the diluted net income (loss) per share computations because their effects would have been anti-dilutive were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Unvested stock (1)	3.9	2.0	3.9	2.3
Convertible notes (2)	42.2	17.3	42.2	17.1
Total potentially dilutive common shares	46.1	19.3	46.1	19.4

(1)
Does not include 0.6 million shares for each of the three and nine months ended September 30, 2019 and 0.4 million shares for each of the three and nine months ended September 30, 2018 of unvested stock because the performance conditions had not yet been satisfied as of September 30, 2019 and 2018, respectively.

(2)
Includes number of shares in aggregate issuable upon conversion of the 2021 Cheniere Convertible Unsecured Notes and the 2045 Cheniere Convertible Senior Notes for all periods presented and the 2025 CCH HoldCo II Convertible Senior Notes upon the substantial completion of Train 2 of the CCL Project during the three months ended September 30, 2019.

NOTE 16—SHARE REPURCHASE PROGRAM

On June 3, 2019, we announced that our Board authorized a 3-year, $1.0 billion share repurchase program. During the three months ended September 30, 2019, we repurchased an aggregate of 2.5 million shares of our common stock for $156 million, for a weighted average price per share of $62.99. During the nine months ended September 30, 2019, we repurchased an aggregate of 2.5 million shares of our common stock for $159 million, for a weighted average price per share of $63.09.

As of September 30, 2019, we had up to $841 million of the share repurchase program available. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The timing and amount of any shares of our common stock that are repurchased under the share repurchase program will be determined by our management based on market conditions and other factors.  The share repurchase program does not obligate

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

us to acquire any particular amount of common stock, and may be modified, suspended or discontinued at any time or from time to time at our discretion.

NOTE 17—COMMITMENTS AND CONTINGENCIES

We have various contractual obligations which are recorded as liabilities in our Consolidated Financial Statements. Other items, such as certain purchase commitments and other executed contracts which do not meet the definition of a liability as of September 30, 2019, are not recognized as liabilities but require disclosures in our Consolidated Financial Statements.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

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

NOTE 18—CUSTOMER CONCENTRATION

The following table shows customers with revenues of 10% or greater of total revenues from external customers and customers with accounts receivable balances of 10% or greater of total accounts receivable from external customers:

	Percentage of Total Revenues from External Customers				Percentage of Accounts Receivable from External Customers
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2019	2018	2019	2018	2019	2018
Customer A	14%	17%	17%	18%	11%	21%
Customer B	10%	15%	11%	15%	*	14%
Customer C	13%	15%	12%	20%	*	18%
Customer D	10%	18%	12%	13%	11%	*
Customer E	*	*	*	*	11%	*

* Less than 10%

NOTE 19—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Nine Months Ended September 30,
	2019	2018
Cash paid during the period for interest on debt, net of amounts capitalized	$771	$552
Cash paid for income taxes	22	10
Non-cash investing and financing activities:
Acquisition of non-controlling interest in Cheniere Holdings	—	702
Acquisition of assets under capital lease	—	30

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities was $511 million and $471 million as of September 30, 2019 and 2018, respectively.

See Note 11—Leases for our supplemental cash flow information related to our leases in 2019 following the adoption of ASC 842.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 20—SUBSEQUENT EVENTS

In October 2019, CCH issued an aggregate principal amount of $475 million of 3.925% senior secured notes due 2039 to certain accounts managed by BlackRock Real Assets and certain accounts managed by MetLife Investment Management on a private placement basis in reliance on Section 4(a)(2) of the Securities Act.

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

Overview of Business

Cheniere, a Delaware corporation, is a Houston-based energy company primarily engaged in LNG-related businesses. We provide clean, secure and affordable energy to the world, while responsibly delivering a reliable, competitive and integrated source of LNG, in a safe and rewarding work environment. We own and operate the Sabine Pass LNG terminal in Louisiana through our ownership interest in and management agreements with Cheniere Partners, which is a publicly traded limited partnership that we created in 2007. As of September 30, 2019, we owned 100% of the general partner interest and 48.6% of the limited partner interest in Cheniere Partners. We also own and operate the Corpus Christi LNG terminal in Texas, which is wholly owned by us. The liquefaction of natural gas into LNG allows it to be shipped economically from the United States where natural gas is abundant and inexpensive to produce to our international customers in areas where natural gas demand and infrastructure exist.

The Sabine Pass LNG terminal is located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast. Cheniere Partners, through its subsidiary SPL, is operating and constructing six natural gas liquefaction Trains (the “SPL Project”) at the Sabine Pass LNG terminal adjacent to the existing regasification facilities. Trains 1 through 5 are operational and Train 6 is under construction. Each Train is expected to have a nominal production capacity, which is prior to adjusting for planned maintenance, production reliability, potential overdesign and debottlenecking opportunities, of approximately 4.5 mtpa of LNG per Train. The Sabine Pass LNG terminal has operational regasification facilities owned by Cheniere Partners’ wholly owned subsidiary, SPLNG, that include pre-existing infrastructure of five LNG storage tanks with aggregate capacity of approximately 16.9 Bcfe, two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters and vaporizers with regasification capacity of approximately 4.0 Bcf/d. Cheniere Partners also owns a 94-mile pipeline through its wholly owned subsidiary, CTPL, that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines.

We are also operating and constructing a second natural gas liquefaction and export facility at the Corpus Christi LNG terminal near Corpus Christi, Texas, and operating a 23-mile natural gas supply pipeline that interconnects the Corpus Christi LNG terminal with several interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline” and together with the liquefaction facilities, the “CCL Project”) through our wholly owned subsidiaries CCL and CCP, respectively. The CCL Project is being constructed in stages with the first phase being three Trains (“Phase 1”), three LNG storage tanks with aggregate capacity of approximately 10.1 Bcfe and two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters. The first stage (“Stage 1”) includes Trains 1 and 2, two LNG storage tanks, one complete marine berth and a second partial berth and all of the CCL Project’s necessary infrastructure facilities. The second stage (“Stage 2”) includes Train 3, one LNG storage tank and the completion of the second partial berth. Trains 1 and 2 are operational and Train 3 is under construction. Each Train is expected to have a nominal production capacity, which is prior to adjusting for planned maintenance, production reliability, potential overdesign and debottlenecking opportunities, of approximately 4.5 mtpa of LNG per Train.

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

Overview of Significant Events

Our significant accomplishments since January 1, 2019 and through the filing date of this Form 10-Q include the following:
Strategic

•
In September 2019, our wholly owned subsidiaries CCL and CCL Stage III entered into an integrated production marketing (“IPM”) transaction with EOG Resources, Inc. (“EOG”) to purchase 140,000 MMBtu per day of natural gas, for a term of approximately 15 years beginning in early 2020, at a price based on the Platts Japan Korea Marker (“JKM”).

•
In June 2019, our board of directors (the “Board”) appointed Michele A. Evans to serve as a member of the Board. Ms. Evans was also appointed to the Audit Committee and the Governance and Nominating Committee of the Board.

•
In May 2019, our wholly owned subsidiary CCL Stage III entered into an IPM transaction with Apache Corporation to purchase 140,000 MMBtu per day of natural gas, for a term of approximately 15 years, at a price based on international LNG indices, net of a fixed liquefaction fee and certain costs incurred by Cheniere.

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

Operational

•	As of October 25, 2019, over 850 cumulative LNG cargoes totaling approximately 60 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Projects.

•	In August 2019, substantial completion of Train 2 of the CCL Project was achieved.

•	In June 2019, first LNG production from Train 2 of the CCL Project occurred, and the first commissioning cargo from Train 2 was exported.

•	In February 2019 and March 2019, CCL and SPL achieved substantial completion of Train 1 of the CCL Project and Train 5 of the SPL Project, respectively, and commenced operating activities.
Financial

•
In October 2019, CCH issued an aggregate principal amount of $475 million of 3.925% Senior Secured Notes due 2039 pursuant to a note purchase agreement with certain accounts managed by BlackRock Real Assets and certain accounts managed by MetLife Investment Management, to prepay a portion of the outstanding indebtedness under the amended and restated CCH Credit Facility (the “CCH Credit Facility”).

•
In September 2019, CCH issued an aggregate principal amount of $727 million of 4.80% Senior Secured Notes due 2039 (the “4.80% CCH Senior Notes”) pursuant to a note purchase agreement originally entered into in June 2019 (“CCH Note Purchase Agreement”) with Allianz Global Investors GmbH, to prepay a portion of the outstanding indebtedness under the CCH Credit Facility.

•
In September 2019, Fitch Ratings (“Fitch”) and S&P Global Ratings each assigned an investment grade rating of BBB- to CCH’s senior secured debt, and Fitch assigned an investment grade issuer default rating of BBB- to CCH. In October 2019, Moody’s Investors Service upgraded its rating of CCH’s senior secured debt from Ba2 to Ba1 (Positive Outlook).

•
In September 2019, Cheniere Partners issued an aggregate principal amount of $1.5 billion of 4.500% Senior Notes due 2029 (the “2029 CQP Senior Notes”) to prepay the outstanding balance under the $750 million term loan under Cheniere Partners’ credit facilities (the “2019 CQP Credit Facilities”), which were entered into in May 2019, and for general corporate purposes, including funding future capital expenditures in connection with the construction of Train 6 at the SPL Project. After applying the proceeds of this offering, only a $750 million revolving credit facility, which is currently undrawn, remains as part of the 2019 CQP Credit Facilities.

•
In September 2019, the date of first commercial delivery was reached under the 20-year SPAs with Centrica plc and Total Gas & Power North America, Inc. (“Total”) relating to Train 5 of the SPL Project.

•
In June 2019, we announced a capital allocation framework which prioritizes investments in the growth of our liquefaction platform, improvement of consolidated leverage metrics, and a return of excess capital to shareholders under a three-year, $1.0 billion share repurchase program. We commenced share repurchase activity in the second quarter of 2019 and commenced prepayment of outstanding debt in the third quarter of 2019.

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

The following table provides a summary of our liquidity position at September 30, 2019 and December 31, 2018 (in millions):

	September 30,	December 31,
	2019	2018
Cash and cash equivalents (1)	$2,539	$981
Restricted cash designated for the following purposes:
SPL Project	185	756
Cheniere Partners and cash held by guarantor subsidiaries	—	785
CCL Project	132	289
Other	261	345
Available commitments under the following credit facilities:
$1.2 billion SPL Working Capital Facility (“SPL Working Capital Facility”)	786	775
2019 CQP Credit Facilities	750	—
$2.8 billion Cheniere Partners’ Credit Facilities (“2016 CQP Credit Facilities”)	—	115
CCH Credit Facility	—	982
$1.2 billion CCH Working Capital Facility (“CCH Working Capital Facility”)	617	716
$1.25 billion Cheniere Revolving Credit Facility (“Cheniere Revolving Credit Facility”)	374	1,250

(1)
Amounts presented include balances held by our consolidated variable interest entity (“VIE”), Cheniere Partners as discussed in Note 8— Non-controlling Interest and Variable Interest Entity of our Notes to Consolidated Financial Statements in this quarterly report. As of September 30, 2019 and December 31, 2018, assets of Cheniere Partners, which are included in our Consolidated Balance Sheets, included $1.7 billion and zero, respectively, of cash and cash equivalents.

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

Cash Receipts from Subsidiaries

Our ownership interest in the Sabine Pass LNG terminal is held through Cheniere Partners. As of September 30, 2019, we owned a 48.6% limited partner interest in Cheniere Partners in the form of 104.5 million common units and 135.4 million subordinated units. We also own 100% of the general partner interest and the incentive distribution rights in Cheniere Partners. We are eligible to receive quarterly equity distributions from Cheniere Partners related to our ownership interests and our incentive distribution rights.

We also receive fees for providing management services to some of our subsidiaries. We received $79 million and $57 million in total service fees from these subsidiaries during each of the nine months ended September 30, 2019 and 2018, respectively.

Share Repurchase Program

On June 3, 2019, we announced that our Board authorized a 3-year, $1.0 billion share repurchase program. During the three months ended September 30, 2019, we repurchased an aggregate of 2.5 million shares of our common stock for $156 million, for a weighted average price per share of $62.99. During the nine months ended September 30, 2019, we repurchased an aggregate of 2.5 million shares of our common stock for $159 million, for a weighted average price per share of $63.09. As of September 30, 2019, we had up to $841 million of the share repurchase program available. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The timing and amount of any shares of our common stock that are repurchased under the share repurchase program will be determined by our management based on market conditions and other factors.  The share repurchase program does not obligate us to acquire any particular amount of common stock, and may be modified, suspended or discontinued at any time or from time to time at our discretion.

Cheniere Partners

CQP Senior Notes

In September 2019, Cheniere Partners issued an aggregate principal amount of $1.5 billion of the 2029 CQP Senior Notes, which in addition to the existing $1.5 billion of 5.250% Senior Notes due 2025 (the “2025 CQP Senior Notes”) and $1.1 billion of 5.625% Senior Notes due 2026 (the “2026 CQP Senior Notes”), are jointly and severally guaranteed by each of Cheniere Partners’ subsidiaries other than SPL and, subject to certain conditions governing its guarantee, Sabine Pass LP (the “CQP Guarantors”). The 2025 CQP Senior Notes, 2026 CQP Senior Notes and 2029 CQP Senior Notes (collectively, the “CQP Senior Notes”) are governed by the same base indenture (the “CQP Base Indenture”). The 2025 CQP Senior Notes are further governed by the First Supplemental Indenture (together with the CQP Base Indenture, the “2025 CQP Notes Indenture”), the 2026 CQP Senior Notes are further governed by the Second Supplemental Indenture (together with the CQP Base Indenture, the “2026 CQP Notes Indenture”) and the 2029 CQP Senior Notes are further governed by the Third Supplemental Indenture (together with the CQP Base Indenture, the “2029 CQP Notes Indenture”). The 2025 CQP Notes Indenture, the 2026 CQP Notes Indenture and the 2029 CQP Notes Indenture contain customary terms and events of default and certain covenants that, among other things, limit the ability of Cheniere Partners and the CQP Guarantors to incur liens and sell assets, enter into transactions with affiliates, enter into sale-leaseback transactions and consolidate, merge or sell, lease or otherwise dispose of all or substantially all of the applicable entity’s properties or assets.

At any time prior to October 1, 2020 for the 2025 CQP Senior Notes, October 1, 2021 for the 2026 CQP Senior Notes and October 1, 2024 for the 2029 CQP Senior Notes, Cheniere Partners may redeem all or a part of the applicable CQP Senior Notes at a redemption price equal to 100% of the aggregate principal amount of the CQP Senior Notes redeemed, plus the “applicable premium” set forth in the respective indentures governing the CQP Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption. In addition, at any time prior to October 1, 2020 for the 2025 CQP Senior Notes, October 1, 2021 for the 2026 CQP Senior Notes and October 1, 2024 for the 2029 CQP Senior Notes, Cheniere Partners may redeem up to 35% of the aggregate principal amount of the CQP Senior Notes with an amount of cash not greater than the net cash proceeds from certain equity offerings at a redemption price equal to 105.250% of the aggregate principal amount of the 2025 CQP Senior Notes, 105.625% of the aggregate principal amount of the 2026 CQP Senior Notes and 104.5% of the aggregate principal amount of the 2029 CQP Senior Notes redeemed, plus accrued and unpaid interest, if any, to the date of redemption. Cheniere Partners also may at any time on or after October 1, 2020 through the maturity date of October 1, 2025 for the 2025 CQP Senior Notes, October 1, 2021 through the maturity date of October 1, 2026 for the 2026 CQP Senior Notes and October 1, 2024 through the maturity date of October 1, 2029 for the 2029 CQP Senior Notes, redeem the CQP Senior Notes, in whole or in part, at the redemption prices set forth in the respective indentures governing the CQP Senior Notes.

The CQP Senior Notes are Cheniere Partners’ senior obligations, ranking equally in right of payment with Cheniere Partners’ other existing and future unsubordinated debt and senior to any of its future subordinated debt. In the event that the aggregate amount of Cheniere Partners’ secured indebtedness and the secured indebtedness of the CQP Guarantors (other than the CQP Senior Notes or any other series of notes issued under the CQP Base Indenture) outstanding at any one time exceeds the greater of (1) $1.5 billion and (2) 10% of net tangible assets, the CQP Senior Notes will be secured to the same extent as such obligations under the 2019 CQP Credit Facilities. The obligations under the 2019 CQP Credit Facilities are secured on a first-priority basis (subject to permitted encumbrances) with liens on (1) substantially all the existing and future tangible and intangible assets and rights of Cheniere Partners and the CQP Guarantors and equity interests in the CQP Guarantors (except, in each case, for certain excluded properties set forth in the 2019 CQP Credit Facilities) and (2) substantially all of the real property of SPLNG (except for excluded properties referenced in the 2019 CQP Credit Facilities). The liens securing the CQP Senior Notes, if applicable, will be shared equally and ratably (subject to permitted liens) with the holders of other senior secured obligations, which include the 2019 CQP Credit Facilities obligations and any future additional senior secured debt obligations.

2016 CQP Credit Facilities

In May 2019, the remaining commitments under the 2016 CQP Credit Facilities were terminated.

2019 CQP Credit Facilities

In May 2019, Cheniere Partners entered into the 2019 CQP Credit Facilities, which consisted of the $750 million term loan (“CQP Term Facility”), which was prepaid and terminated upon issuance of the 2029 CQP Senior Notes in September 2019, and the $750 million revolving credit facility (“CQP Revolving Facility”). Borrowings under the 2019 CQP Credit Facilities will be used to fund the development and construction of Train 6 of the SPL Project and for general corporate purposes, subject to a sublimit, and the 2019 CQP Credit Facilities are also available for the issuance of letters of credit.

Loans under the 2019 CQP Credit Facilities accrue interest at a variable rate per annum equal to LIBOR or the base rate (equal to the highest of the prime rate, the federal funds effective rate, as published by the Federal Reserve Bank of New York, plus 0.50%, and the adjusted one-month LIBOR plus 1.0%), plus the applicable margin. Under the CQP Revolving Facility, the applicable margin for LIBOR loans is 1.25% to 2.125% per annum, and the applicable margin for base rate loans is 0.25% to 1.125% per annum, in each case depending on the then-current rating of Cheniere Partners. Interest on LIBOR loans is due and payable at the end of each applicable LIBOR period (and at the end of every three-month period within the LIBOR period, if any), and interest on base rate loans is due and payable at the end of each calendar quarter.

Cheniere Partners pays a commitment fee equal to an annual rate of 30% of the margin for LIBOR loans multiplied by the average daily amount of the undrawn commitment, payable quarterly in arrears.

The 2019 CQP Credit Facilities mature on May 29, 2024. Any outstanding balance may be repaid, in whole or in part, at any time without premium or penalty, except for interest rate breakage costs. The 2019 CQP Credit Facilities contain conditions precedent for extensions of credit, as well as customary affirmative and negative covenants, and limit Cheniere Partners’ ability to make restricted payments, including distributions, to once per fiscal quarter and one true-up per fiscal quarter as long as certain conditions are satisfied.

The 2019 CQP Credit Facilities are unconditionally guaranteed and secured by a first priority lien (subject to permitted encumbrances) on substantially all of Cheniere Partners’ and the CQP Guarantors’ existing and future tangible and intangible assets and rights and equity interests in the CQP Guarantors (except, in each case, for certain excluded properties set forth in the 2019 CQP Credit Facilities).

Sabine Pass LNG Terminal

Liquefaction Facilities

We are in various stages of constructing and operating the SPL Project at the Sabine Pass LNG terminal adjacent to the existing regasification facilities. We have received authorization from the FERC to site, construct and operate Trains 1 through 6. We have achieved substantial completion of Trains 1, 2, 3, 4 and 5 of the SPL Project and commenced operating activities in May 2016, September 2016, March 2017, October 2017 and March 2019, respectively. The following table summarizes the status of Train 6 of the SPL Project as of September 30, 2019:

SPL Train 6
Overall project completion percentage	38.1%
Completion percentage of:
Engineering	83.8%
Procurement	54.1%
Subcontract work	34.3%
Construction	5.5%
Date of expected substantial completion	1H 2023

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

In aggregate, the annual fixed fee portion to be paid by the third-party SPA customers is approximately $2.3 billion for Trains 1 through 4 and increasing to $2.9 billion upon the date of first commercial delivery of Train 5, which occurred in September 2019. After giving effect to an SPA that Cheniere has committed to provide to SPL by the end of 2020, the annual fixed fee portion to be paid by the third-party SPA customers would increase to at least $3.3 billion upon the date of first commercial delivery of Train 6.

In addition, Cheniere Marketing has agreements with SPL to purchase: (1) at Cheniere Marketing’s option, any LNG produced by SPL in excess of that required for other customers and (2) up to 20 cargoes totaling approximately 70 million MMBtu scheduled for delivery between May 3 and December 31, 2019 at a price of 115% of Henry Hub plus $2.00 per MMBtu.

Natural Gas Transportation, Storage and Supply

To ensure SPL is able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, it has entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL and third-party pipeline companies. SPL has entered into firm storage services agreements with third parties to assist in managing variability in natural gas needs for the SPL Project. SPL has also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the SPL Project. As of September 30, 2019, SPL had secured up to approximately 4,108 TBtu of natural gas feedstock through long-term and short-term natural gas supply contracts that range up to ten years.

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

The remaining approximately 2.0 Bcf/d of capacity has been reserved under a TUA by SPL. SPL is obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million annually, prior to inflation adjustments, continuing until at least May 2036. SPL entered into a partial TUA assignment agreement with Total, whereby upon substantial completion of Train 5 of the SPL Project, SPL gained access to substantially all of Total’s capacity and other services provided under Total’s

TUA with SPLNG. This agreement provides SPL with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity, permit SPL to more flexibly manage its LNG storage capacity and accommodate the development of Train 6. Notwithstanding any arrangements between Total and SPL, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA. During the three months ended September 30, 2019 and 2018, SPL recorded $32 million and $7.5 million, respectively, and during the nine months ended September 30, 2019 and 2018, SPL recorded $72 million and $23 million, respectively, as operating and maintenance expense under this partial TUA assignment agreement.

Under each of these TUAs, SPLNG is entitled to retain 2% of the LNG delivered to the Sabine Pass LNG terminal.

Capital Resources

We currently expect that SPL’s capital resources requirements with respect to the SPL Project will be financed through project debt and borrowings, cash flows under the SPAs and equity contributions from Cheniere Partners. We believe that with the net proceeds of borrowings, available commitments under the SPL Working Capital Facility, 2019 CQP Credit Facilities, cash flows from operations and equity contributions from Cheniere Partners, SPL will have adequate financial resources available to meet its currently anticipated capital, operating and debt service requirements with respect to Trains 1 through 6 of the SPL Project. SPL began generating cash flows from operations from the SPL Project in May 2016, when Train 1 achieved substantial completion and initiated operating activities. Trains 2, 3, 4 and 5 subsequently achieved substantial completion in September 2016, March 2017, October 2017 and March 2019, respectively. We realized offsets to LNG terminal costs of $74 million in the nine months ended September 30, 2019 that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of Train 5 of the SPL Project during the testing phase for its construction. We did not realize any offsets to LNG terminal costs in the three months ended September 30, 2019 and in the three and nine months ended September 30, 2018. Additionally, SPLNG generates cash flows from the TUAs, as discussed above.

The following table provides a summary of our capital resources from borrowings and available commitments for the Sabine Pass LNG Terminal, excluding equity contributions to our subsidiaries and cash flows from operations (as described in Sources and Uses of Cash), at September 30, 2019 and December 31, 2018 (in millions):

	September 30,	December 31,
	2019	2018
Senior notes (1)	$17,750	$16,250
Credit facilities outstanding balance (2)	—	—
Letters of credit issued (3)	414	425
Available commitments under credit facilities (3)	1,536	775
Total capital resources from borrowings and available commitments (4)	$19,700	$17,450

(1)
Includes SPL’s 5.625% Senior Secured Notes due 2021, 6.25% Senior Secured Notes due 2022, 5.625% Senior Secured Notes due 2023, 5.75% Senior Secured Notes due 2024, 5.625% Senior Secured Notes due 2025, 5.875% Senior Secured Notes due 2026 (the “2026 SPL Senior Notes”), 5.00% Senior Secured Notes due 2027 (the “2027 SPL Senior Notes”), 4.200% Senior Secured Notes due 2028 (the “2028 SPL Senior Notes”) and 5.00% Senior Secured Notes due 2037 (the “2037 SPL Senior Notes”) (collectively, the “SPL Senior Notes”) and CQP Senior Notes.

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

SPL Working Capital Facility

In September 2015, SPL entered into the SPL Working Capital Facility, which is intended to be used for loans to SPL (“SPL Working Capital Loans”), the issuance of letters of credit on behalf of SPL, as well as for swing line loans to SPL (“SPL Swing Line Loans”), primarily for certain working capital requirements related to developing and placing into operation the SPL Project. SPL may, from time to time, request increases in the commitments under the SPL Working Capital Facility of up to $760 million and, upon the completion of the debt financing of Train 6 of the SPL Project, request an incremental increase in commitments of up to an additional $390 million. As of September 30, 2019 and December 31, 2018, SPL had $786 million and $775 million of available commitments and $414 million and $425 million aggregate amount of issued letters of credit under the SPL Working Capital Facility, respectively. SPL did not have any outstanding borrowings under the SPL Working Capital Facility as of both September 30, 2019 and December 31, 2018.

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

Corpus Christi LNG Terminal

Liquefaction Facilities

We are in various stages of constructing and operating the CCL Project at the Corpus Christi LNG terminal. We have received authorization from the FERC to site, construct and operate Stages 1 and 2 of the CCL Project. We achieved substantial completion of Trains 1 and 2 of the CCL Project and commenced operating activities in February 2019 and August 2019, respectively. The following table summarizes the overall project status of Stage 2 of the CCL Project as of September 30, 2019:

	CCL Stage 2
Overall project completion percentage	68.6%
Completion percentage of:
Engineering	96.5%
Procurement	98.2%
Subcontract work	17.2%
Construction	37.1%
Expected date of substantial completion	Train 3	1H 2021

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

Natural Gas Transportation, Storage and Supply

To ensure CCL is able to transport adequate natural gas feedstock to the Corpus Christi LNG terminal, it has entered into transportation precedent agreements to secure firm pipeline transportation capacity with CCP and certain third-party pipeline companies. CCL has entered into a firm storage services agreement with a third party to assist in managing variability in natural gas needs for the CCL Project. CCL has also entered into enabling agreements and long-term natural gas supply contracts with third parties, and will continue to enter into such agreements, in order to secure natural gas feedstock for the CCL Project. As of September 30, 2019, CCL had secured up to approximately 3,065 TBtu of natural gas feedstock through long-term natural gas supply contracts that range up to eight years, a portion of which is subject to the achievement of certain project milestones and other conditions precedent.

CCL Stage III has also entered into long-term natural gas supply contracts with third parties, and will continue to enter into such agreements, in order to secure natural gas feedstock for Corpus Christi Stage 3. As of September 30, 2019, CCL Stage III had secured up to approximately 2,361 TBtu of natural gas feedstock through long-term natural gas supply contracts that range up to approximately 15 years.

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

The total contract price of the EPC contract for Stage 2 is approximately $2.4 billion, reflecting amounts incurred under change orders through September 30, 2019. Total expected capital costs for Trains 1 through 3 are estimated to be between $11.0 billion and $12.0 billion before financing costs and between $15.0 billion and $16.0 billion after financing costs including, in each case, estimated owner’s costs and contingencies.

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

Capital Resources

The CCH Group expects to finance the construction costs of the CCL Project from one or more of the following: operating cash flows from CCL and CCP and equity contributions from Cheniere. We realized offsets to LNG terminal costs of $99 million and $227 million in the three and nine months ended September 30, 2019, respectively, that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of Trains 1 and 2 during the testing phase for their construction. The following table provides a summary of the capital resources of the CCH Group from borrowings and available commitments for the CCL Project, excluding equity contributions from Cheniere, at September 30, 2019 and December 31, 2018 (in millions):

	September 30,	December 31,
	2019	2018
Senior notes (1)	$4,977	$4,250
11.0% Convertible Senior Secured Notes due 2025 (2)	1,000	1,000
Credit facilities outstanding balance (3)	5,341	5,324
Letters of credit issued (3)	583	316
Available commitments under credit facilities (3)	617	1,698
Total capital resources from borrowings and available commitments (4)	$12,518	$12,588

(1)
Includes CCH’s 7.000% Senior Secured Notes due 2024 (the “2024 CCH Senior Notes”), 5.875% Senior Secured Notes due 2025 (the “2025 CCH Senior Notes”), 5.125% Senior Secured Notes due 2027 (the “2027 CCH Senior Notes”) and 4.80% Senior Secured Notes due 2039 (the “4.80% CCH Senior Notes”) (collectively, the “CCH Senior Notes”).

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

CCH Senior Notes

In September 2019, CCH issued on a private placement basis, an aggregate of $727 million of the 4.80% CCH Senior Notes, in addition to the existing 2024 CCH Senior Notes, 2025 CCH Senior Notes and 2027 CCH Senior Notes. The 4.80% CCH Senior Notes were issued under an indenture dated as of September 27, 2019 (the “2019 CCH Indenture”), pursuant to the CCH Note Purchase Agreement with the purchasers party thereto and Allianz Global Investors GmbH, as noteholder consultant, originally entered into in June 2019. The CCH Senior Notes are jointly and severally guaranteed by CCH’s subsidiaries, CCL, CCP and Corpus Christi Pipeline GP, LLC (each a “CCH Guarantor” and collectively, the “CCH Guarantors”).

The 4.80% CCH Senior Notes are CCH’s senior secured obligation, ranking senior in right of payment to any and all of CCH’s future indebtedness that is subordinated to the 4.80% CCH Senior Notes and equal in right of payment with CCH’s other existing and future indebtedness that is senior and secured by the same collateral securing the 4.80% CCH Senior Notes. The 4.80% CCH Senior Notes are secured by a first-priority security interest in substantially all of CCH’s and the CCH Guarantors’ assets.

Both the 2019 CCH Indenture governing the 4.80% CCH Senior Notes and the indenture governing the 2024 CCH Senior Notes, 2025 CCH Senior Notes, and 2027 CCH Senior Notes (the “CCH Indenture”) contain customary terms and events of default and certain covenants that, among other things, limit CCH’s ability and the ability of CCH’s restricted subsidiaries to: incur additional indebtedness or issue preferred stock; make certain investments or pay dividends or distributions on membership interests or subordinated indebtedness or purchase, redeem or retire membership interests; sell or transfer assets, including membership or partnership interests of CCH’s restricted subsidiaries; restrict dividends or other payments by restricted subsidiaries to CCH or any of CCH’s restricted subsidiaries; incur liens; enter into transactions with affiliates; dissolve, liquidate, consolidate, merge, sell or lease all or substantially all of the properties or assets of CCH and its restricted subsidiaries taken as a whole; or permit any CCH Guarantor to dissolve, liquidate, consolidate, merge, sell or lease all or substantially all of its properties and assets. The 2019 CCH Indenture covenants are subject to a number of important limitations and exceptions.

At any time prior to six months before the respective dates of maturity for each of the CCH Senior Notes, CCH may redeem all or part of such series of the CCH Senior Notes at a redemption price equal to the “make-whole” price set forth in the CCH Indenture, plus accrued and unpaid interest, if any, to the date of redemption. At any time within six months of the respective dates of maturity for each of the CCH Senior Notes, CCH may redeem all or part of such series of the CCH Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the CCH Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

CCH Credit Facility

In May 2018, CCH amended and restated the CCH Credit Facility to increase total commitments under the CCH Credit Facility from $4.6 billion to $6.1 billion. The obligations of CCH under the CCH Credit Facility are secured by a first priority lien on substantially all of the assets of CCH and its subsidiaries and by a pledge by CCH HoldCo I of its limited liability company interests in CCH. As of September 30, 2019 and December 31, 2018, CCH had zero and $1.0 billion of available commitments and $5.3 billion and $5.2 billion of loans outstanding under the CCH Credit Facility, respectively. As part of the capital allocation framework announced in June 2019, we prepaid $70 million of outstanding borrowings under the CCH Credit Facility during the three and nine months ended September 30, 2019.

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
CCH Working Capital Facility

In June 2018, CCH amended and restated the CCH Working Capital Facility to increase total commitments under the CCH Working Capital Facility from $350 million to $1.2 billion. The CCH Working Capital Facility is intended to be used for loans to CCH (“CCH Working Capital Loans”) and the issuance of letters of credit on behalf of CCH for certain working capital requirements related to developing and operating the CCL Project and for related business purposes. Loans under the CCH Working Capital Facility are guaranteed by the CCH Guarantors. CCH may, from time to time, request increases in the commitments under the CCH Working Capital Facility of up to the maximum allowed for working capital under the Common Terms Agreement that was entered into concurrently with the CCH Credit Facility. As of September 30, 2019 and December 31, 2018, CCH had $617 million and $716 million of available commitments, $583 million and $316 million aggregate amount of issued letters of credit and zero and $168 million of loans outstanding under the CCH Working Capital Facility, respectively.

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

Restrictive Debt Covenants

As of September 30, 2019, each of our issuers was in compliance with all covenants related to their respective debt agreements.

Marketing

We market and sell LNG produced by the Liquefaction Projects that is not required for other customers through our integrated marketing function. We are developing a portfolio of long-, medium- and short-term SPAs to transport and unload commercial LNG cargoes to locations worldwide, which is primarily sourced by LNG produced by the Liquefaction Projects but supplemented by volume procured from other locations worldwide, as needed. As of September 30, 2019, we have sold or have options to sell approximately 3,380 TBtu of LNG to be delivered to customers between 2019 and 2045, excluding volume for agreements anticipated to be assigned to SPL in the future.  The cargoes have been sold either on a free on board (“FOB”) basis (delivered to the customer at the Sabine Pass LNG terminal or the Corpus Christi LNG terminal) or a delivered at terminal (“DAT”) basis (delivered to the customer at their LNG receiving terminal). We have chartered LNG vessels to be utilized in DAT transactions. In addition, we have entered into a long-term agreement to sell LNG cargoes on a DAT basis that is conditioned upon the buyer achieving certain milestones.

Cheniere Marketing entered into uncommitted trade finance facilities with available commitments of $420 million as of September 30, 2019, primarily to be used for the purchase and sale of LNG for ultimate resale in the course of its operations. The finance facilities are intended to be used for advances, guarantees or the issuance of letters of credit or standby letters of credit on behalf of Cheniere Marketing. As of September 30, 2019 and December 31, 2018, Cheniere Marketing had $32 million and $31 million, respectively, in standby letters of credit and guarantees outstanding under the finance facilities. As of September 30, 2019 and December 31, 2018, Cheniere Marketing had $11 million and $71 million, respectively, in loans outstanding under the finance facilities. Cheniere Marketing pays interest or fees on utilized commitments.

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

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash, cash equivalents and restricted cash for the nine months ended September 30, 2019 and 2018 (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Nine Months Ended September 30,
	2019	2018
Operating cash flows	$1,092	$1,504
Investing cash flows	(2,658)	(2,722)
Financing cash flows	1,527	1,537

Net increase (decrease) in cash, cash equivalents and restricted cash	(39)	319
Cash, cash equivalents and restricted cash—beginning of period	3,156	2,613
Cash, cash equivalents and restricted cash—end of period	$3,117	$2,932

Operating Cash Flows

Our operating cash net inflows during the nine months ended September 30, 2019 and 2018 were $1,092 million and $1,504 million, respectively. The $412 million decrease in operating cash inflows in 2019 compared to 2018 was primarily related to increased operating costs and expenses, which were partially offset by increased cash receipts from the sale of LNG cargoes, as a result of the additional Trains that were operating at the Liquefaction Projects in 2019. In addition to Trains 1 through 4 of the SPL Project that were operational during both the nine months ended September 30, 2019 and 2018, Train 5 of the SPL Project and Train 1 of the CCL Project were operational for approximately seven months during the nine months ended September 30, 2019 and Train 2 of the CCL Project was operational for approximately one month during the nine months ended September 30, 2019.

Investing Cash Flows

Investing cash net outflows during the nine months ended September 30, 2019 and 2018 were $2,658 million and $2,722 million, respectively, and were primarily used to fund the construction costs for the Liquefaction Projects. These costs are capitalized as construction-in-process until achievement of substantial completion. Additionally, we invested $70 million in Midship Holdings, our equity method investment, during the nine months ended September 30, 2019.

Financing Cash Flows

Financing cash net inflows during the nine months ended September 30, 2019 were $1,527 million, primarily as a result of:

•	issuance of an aggregate principal amount of $1.5 billion of the 2029 CQP Senior Notes, which was used to prepay the outstanding balance of the term loan under the 2019 CQP Credit Facilities;

•	$982 million of borrowings and $797 million of repayments under the CCH Credit Facility;

•	$730 million of borrowings and repayments under the 2019 CQP Credit Facilities;

•	issuance of an aggregate principal of $727 million of the 4.80% CCH Senior Notes, which was used to prepay a portion of the outstanding balance of the CCH Credit Facility;

•	$481 million of borrowings and $649 million in repayments under the CCH Working Capital Facility;

•	$439 million of distributions to non-controlling interest by Cheniere Partners;

•	$159 million paid to repurchase our common stock under the share repurchase program;

•	$61 million of net repayments related to our Cheniere Marketing trade financing facilities;

•	$38 million of debt issuance costs primarily related to up-front fees paid upon the closing of the 2019 CQP Credit Facilities, 2029 CQP Senior Notes and the 4.80% CCH Senior Notes; and

•	$19 million paid for tax withholdings for share-based compensation.

Financing cash net inflows during the nine months ended September 30, 2018 were $1,537 million, primarily as a result of:

•	issuance of an aggregate principal amount of $1.1 billion of the 2026 CQP Senior Notes, which was used to prepay $1.1 billion of the outstanding borrowings under the 2016 CQP Credit Facilities;

•	$2.3 billion of borrowings and $281 million in repayments under the CCH Credit Facility;

•	$14 million of borrowings and $14 million in repayments under the CCH Working Capital Facility;

•	$66 million of net borrowings related to our Cheniere Marketing trade financing facilities;

•
$53 million of debt issuance costs related to up-front fees paid for the amendment and restatement of the CCH Credit Facility and the CCH Working Capital Facility and upon the issuance of the 2026 CQP Senior Notes;

•	$16 million in debt extinguishment costs related to the prepayments of the 2016 CQP Credit Facilities and the CCH Credit Facility;

•	$435 million of distributions and dividends to non-controlling interest by Cheniere Partners and Cheniere Holdings;

•	$10 million paid for tax withholdings for share-based compensation; and

•	$7 million of transaction costs to acquire additional interests in Cheniere Holdings.

Results of Operations

The following table summarizes the volumes of operational and commissioning LNG cargoes that were loaded from the Liquefaction Projects, which were recognized on our Consolidated Financial Statements during the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
(in TBtu)	Operational	Commissioning	Operational	Commissioning
Volumes loaded during the current period	364	20	1,009	48
Volumes loaded during the prior period but recognized during the current period	36	3	25	3
Less: volumes loaded during the current period and in transit at the end of the period	(36)	—	(36)	—
Total volumes recognized in the current period	364	23	998	51

Our consolidated net loss attributable to common stockholders was $318 million, or $1.25 per share (basic and diluted), in the three months ended September 30, 2019, compared to net income attributable to common stockholders of $65 million, or $0.26 per share (basic and diluted), in the three months ended September 30, 2018. This $383 million increase in net loss attributable to common stockholders in 2019 was primarily attributable to increased interest expense, net of amounts capitalized, increased operating and maintenance expense, increased loss on equity method investments, increased derivative loss, net, and increased depreciation and amortization expense, which were partially offset by increased margins due to increased volume partially offset by decreased pricing on LNG, and decreased net income attributable to non-controlling interest.

Our consolidated net loss attributable to common stockholders was $291 million, or $1.13 (basic and diluted), in the nine months ended September 30, 2019, compared to net income attributable to common stockholders of $404 million, or $1.67 per share—basic and $1.65 per share—diluted, in the nine months ended September 30, 2018. This $695 million increase in net loss attributable to common stockholders in 2019 was primarily attributable to increased operating and maintenance expense, increased interest expense, net of amounts capitalized, increased derivative loss, net, increased depreciation and amortization expense and increased loss on equity method investments, which were partially offset by increased margins due to increased volume partially offset by decreased pricing on LNG, and decreased net income attributable to non-controlling interest.

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

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2019	2018	Change	2019	2018	Change
LNG revenues	$2,059	$1,719	$340	$6,375	$5,327	$1,048
Regasification revenues	66	66	—	199	196	3
Other revenues	45	34	11	149	81	68
Total revenues	$2,170	$1,819	$351	$6,723	$5,604	$1,119

We begin recognizing LNG revenues from the Liquefaction Projects following the substantial completion and the commencement of operating activities of the respective Trains. In addition to Trains 1 through 4 of the SPL Project that were operational during both the nine months ended September 30, 2019 and 2018, Train 5 of the SPL Project and Train 1 of the CCL Project were operational for approximately seven months during the nine months ended September 30, 2019 and Train 2 of the CCL Project was operational for approximately one month during the nine months ended September 30, 2019. The additional revenue from the increased volume of LNG sold following the achievement of substantial completion of these Trains in the three and nine months ended September 30, 2019 from the comparable periods in 2018 was partially offset by decreased revenues per MMBtu, which was primarily affected by sales made at current market prices by our integrated marketing function. We expect our LNG revenues to increase in the future upon Train 6 of the SPL Project and Train 3 of the CCL Project becoming operational.

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. We realized offsets to LNG terminal costs of $99 million corresponding to 23 TBtu of LNG in the three months ended September 30, 2019 and $301 million corresponding to 51 TBtu of LNG in the nine months ended September 30, 2019 that related to the sale of commissioning cargoes from the Liquefaction Projects. We did not realize any offsets to LNG terminal costs in the three and nine months ended September 30, 2018.

Also included in LNG revenues are gains and losses from derivative instruments, which include the realized value associated with a portion of derivative instruments that settle through physical delivery and the sale of natural gas procured for the liquefaction process. During the three months ended September 30, 2019 and 2018, we realized $134 million and $13 million, respectively, of gains and other revenues from these transactions. During the nine months ended September 30, 2019 and 2018, we realized $451 million and $21 million, respectively, of gains and other revenues from these transactions.

The following table presents the components of LNG revenues and the corresponding LNG volumes sold:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
LNG revenues (in millions):
LNG from the Liquefaction Projects sold under third party long-term agreements (1)	$1,496	$1,182	$4,406	$3,293
LNG from the Liquefaction Projects sold by our integrated marketing function under short-term agreements	398	316	1,303	1,619
LNG procured from third parties	31	208	215	394
Other revenues and derivative gains (losses)	134	13	451	21
Total LNG revenues	$2,059	$1,719	$6,375	$5,327

Volumes sold as LNG revenues (in TBtu):
LNG from the Liquefaction Projects sold under third party long-term agreements (1)	276	196	753	550
LNG from the Liquefaction Projects sold by our integrated marketing function under short-term agreements	88	32	245	181
LNG procured from third parties	8	23	31	44
Total volumes sold as LNG revenues	372	251	1,029	775

(1)     Long-term agreements include agreements with tenure of 12 months or more.

Operating costs and expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2019	2018	Change	2019	2018	Change
Cost of sales	$1,267	$1,027	$240	$3,758	$3,078	$680
Operating and maintenance expense	308	170	138	824	457	367
Development expense	2	2	—	6	6	—
Selling, general and administrative expense	72	74	(2)	222	214	8
Depreciation and amortization expense	213	113	100	561	333	228
Impairment expense and loss on disposal of assets	1	8	(7)	7	8	(1)
Total operating costs and expenses	$1,863	$1,394	$469	$5,378	$4,096	$1,282

Our total operating costs and expenses increased during the three and nine months ended September 30, 2019 from the three and nine months ended September 30, 2018, primarily as a result of the increase in operating Trains between each of the periods and increased third-party service and maintenance costs from additional maintenance and related activities at the SPL Project.

Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Projects, to the extent those costs are not utilized for the commissioning process. Cost of sales increased during the three months ended September 30, 2019 from the three months ended September 30, 2018 due to a decrease in fair value of the derivatives associated with hedges to secure natural gas feedstock for the Liquefaction Projects and Corpus Christi Stage 3 primarily due to unfavorable shifts in the long-term forward prices, increased vessel charter costs and increased cost of natural gas feedstock for our LNG sales, which resulted from increased volumes as a result of substantial completion of Train 5 of the SPL Project and Trains 1 and 2 of the CCL Project but was partially offset by decreased pricing of natural gas feedstock. Partially offsetting these increases was a decrease in costs associated with a portion of derivative instruments that settle through physical delivery. Cost of sales increased during the nine months ended September 30, 2019 from the nine months ended September 30, 2018 due to increased cost of natural gas feedstock for our LNG sales from increased volumes partially offset by decreased pricing of natural gas feedstock, increased vessel charter costs and an increase in costs associated with a portion of derivative instruments that settle through physical delivery. Cost of sales also includes port and canal fees, variable transportation and storage costs, costs associated with a portion of derivative instruments that settle through physical delivery and the sale of natural gas procured for the liquefaction process and other costs to convert natural gas into LNG.

Operating and maintenance expense primarily includes costs associated with operating and maintaining the Liquefaction Projects. The increase in operating and maintenance expense during the three and nine months ended September 30, 2019 from the three and nine months ended September 30, 2018 was primarily related to: (1) increased natural gas transportation and storage capacity demand charges from operating Train 5 of the SPL Project and Trains 1 and 2 of the CCL Project following the respective substantial completions, (2) increased cost of turnaround and related activities at the SPL Project, (3) increased TUA reservation charges paid to Total from payments under the partial TUA assignment agreement and (4) increased payroll and benefit costs from increased headcount to operate Train 5 of the SPL Project and Trains 1 and 2 of the CCL Project. Operating and maintenance expense also includes insurance and regulatory costs and other operating costs.

Depreciation and amortization expense increased during the three and nine months ended September 30, 2019 from the three and nine months ended September 30, 2018 as a result of commencing operations of Train 5 of the SPL Project in March 2019 and Trains 1 and 2 of the CCL Project in February 2019 and August 2019, respectively, and completing construction of the Corpus Christi Pipeline in the second quarter of 2018, as the related assets began depreciating upon reaching substantial completion.

We expect our operating costs and expenses to generally increase in the future upon Train 6 of the SPL Project and Train 3 of the CCL Project achieving substantial completion, although we expect certain costs will not proportionally increase with the number of operational Trains as cost efficiencies will be realized.

Other expense (income)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2019	2018	Change	2019	2018	Change
Interest expense, net of capitalized interest	$395	$221	$174	$1,014	$653	$361
Loss on modification or extinguishment of debt	27	12	15	27	27	—
Derivative loss (gain), net	78	(23)	101	187	(132)	319
Other expense (income)	70	(15)	85	38	(32)	70
Total other expense	$570	$195	$375	$1,266	$516	$750

Interest expense, net of capitalized interest, increased during the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018, as a result of increased outstanding debt (before unamortized premium, discount and debt issuance costs, net) from $28.3 billion as of September 30, 2018 to $31.5 billion as of September 30, 2019, primarily due to increased borrowings under the CCH Credit Facility and the issuance of the 2029 CQP Senior Notes, as well as a decrease in the portion of total interest costs that could be capitalized as additional Trains of the Liquefaction Projects completed construction between the periods. For the three months ended September 30, 2019 and 2018, we incurred $468 million and $426 million of total interest cost, respectively, of which we capitalized $73 million and $205 million, respectively, which was primarily related to the construction of the Liquefaction Projects. For the nine months ended September 30, 2019 and 2018, we incurred $1.4 billion and $1.2 billion of total interest cost, respectively, of which we capitalized $360 million and $589 million, respectively, which was primarily related to the construction of the Liquefaction Projects.

Loss on modification or extinguishment of debt increased during the three months ended September 30, 2019 from the three months ended September 30, 2018. The loss on modification or extinguishment of debt recognized in 2019 of $27 million was related to the termination of $750 million of commitments under the 2019 CQP Credit Facilities in connection with the 2029 CQP Senior Notes and the prepayment of a portion of the outstanding balance of the CCH Credit Facility in connection with the 4.80% CCH Senior Notes and as part of the capital allocation framework. Loss on modification or extinguishment of debt recognized in 2018 was attributable to the incurrence of third party fees and write off of unamortized debt issuance costs in September 2018 as a result of the termination of approximately $1.2 billion of commitments under the 2016 CQP Credit Facilities in connection with the issuance of the 2026 CQP Senior Notes.

Derivative loss, net increased during the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018, primarily due to an unfavorable shift in the long-term forward LIBOR curve between the periods.

Other expense increased during the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018, primarily due to a loss on our equity method investments, which was partially offset by an increase in interest income earned on our cash and cash equivalents. During the three and nine months ended September 30, 2019, we recognized impairment losses of $87 million relating to our investments in certain equity method investees, including Midship Holdings. Impairments were precipitated primarily by cost overruns and extended construction timelines for operating infrastructure of our investees’ projects, resulting in a reduction of the expected fair value of our equity interests.

Income tax benefit (provision)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2019	2018	Change	2019	2018	Change
Income (loss) before income taxes and non-controlling interest	$(263)	$230	$(493)	$79	$992	$(913)
Income tax benefit (provision)	3	(3)	6	—	(15)	15

Effective tax rate	1.1%	1.3%		—%	1.5%

Income tax benefit increased $6 million during the three months ended September 30, 2019 and income tax provision decreased $15 million during the nine months ended September 30, 2019, respectively, from the comparable periods in 2018 primarily attributable to changes in the income earned and tax transfer pricing applied to our U.K. integrated marketing function. The effective tax rates during each of the three and nine months ended September 30, 2019 and 2018 were lower than the 21%

federal statutory rate, primarily as a result of maintaining a valuation allowance against our federal and state net deferred tax assets. Given our current and anticipated future earnings, coupled with additional positive evidence achieved during the three months ended September 30, 2019 such as substantial completion of Train 2 of the CCL Project, we believe that there is a reasonable possibility that a full release of the federal valuation allowance and a partial release of the state valuation allowance could occur as early as the fourth quarter of 2019. The release of the valuation allowance would result in the recognition of certain deferred tax assets and a non-cash income tax benefit in the period the release is recorded.

Net income attributable to non-controlling interest

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2019	2018	Change	2019	2018	Change
Net income attributable to non-controlling interest	$58	$162	$(104)	$370	$573	$(203)

Net income attributable to non-controlling interest decreased during the three and nine months ended September 30, 2019 from the three and nine months ended September 30, 2018 due to the decrease of non-controlling interest as a result of our merger with Cheniere Holdings in September 2018, in which all publicly-held shares of Cheniere Holdings were canceled and the non-controlling interest in Cheniere Holdings was reduced to zero. Net income attributable to non-controlling interest also decreased during the three months ended September 30, 2019 from the three months ended September 30, 2018 due to the decrease in consolidated net income recognized by Cheniere Partners in which the non-controlling interests are held. The consolidated net income recognized by Cheniere Partners decreased from $307 million in the three months ended September 30, 2018 to $110 million in the three months ended September 30, 2019 and from $923 million in the nine months ended September 30, 2018 to $727 million in the nine months ended September 30, 2019 primarily due a decrease in income from operations from higher operating and maintenance expense and an increase in interest expense, net of capitalized interest, as a result of the decrease in the portion of total interest costs that could be capitalized as Train 5 of the SPL Project completed construction between the periods.

Off-Balance Sheet Arrangements

As of September 30, 2019, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

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

	September 30, 2019		December 31, 2018
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(52)	$203	$(42)	$6
LNG Trading Derivatives	24	27	(24)	9

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

	September 30, 2019		December 31, 2018
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
CCH Interest Rate Derivatives	$(104)	$20	$18	$37
CCH Interest Rate Forward Start Derivatives	(68)	30	—	—

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

	September 30, 2019		December 31, 2018
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
FX Derivatives	$37	$4	$15	$1

See Note 6—Derivative Instruments for additional details about our derivative instruments.

ITEM 4.	CONTROLS AND PROCEDURES

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

PART II.     OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. There have been no material changes to the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 and in our Quarterly Report on Form 10-Q for the period ended June 30, 2019.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes stock repurchases for the three months ended September 30, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans (3)
July 1 - 31, 2019	584,171	$67.22	520,460	$962,086,617
August 1 - 31, 2019	1,651,673	$61.99	1,647,438	$859,955,793
September 1 - 30, 2019	311,449	$61.60	309,826	$840,873,574
Total	2,547,293	$63.14	2,477,724

(1)
Includes shares surrendered to us by participants in our share-based compensation plans for payment of applicable tax withholdings on the vesting of share-based compensation awards. Associated shares surrendered by participants are repurchased pursuant to terms of the plan and award agreements and not as part of the publicly announced share repurchase plan.

(2)	The price paid per share was based on the average trading price of our common stock on the dates on which we repurchased the shares.

(3)	On June 3, 2019, we announced that our Board authorized a 3-year, $1 billion share repurchase program.

ITEM 6.	EXHIBITS

Exhibit No.	Description
1.1
Purchase Agreement, dated as of September 9, 2019, among Cheniere Partners, the guarantors party thereto and RBC Capital Markets, LLC (Incorporated by reference to Exhibit 1.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on September 12, 2019)

4.1
Indenture, dated as of September 27, 2019, among CCH, as issuer, and CCL, CCP and Corpus Christi Pipeline GP, LLC, as guarantors, and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.1 to CCH’s Current Report on Form 8-K (SEC File No. 333-215435), filed on September 30, 2019)

4.2
Third Supplemental Indenture, dated as of September 12, 2019, among Cheniere Partners, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on September 12, 2019)

4.3
Third Supplemental Indenture, dated as of September 6, 2019, among CCH, as issuer, CCL, CCP and Corpus Christi Pipeline GP, LLC, as Guarantors, and The Bank of New York Mellon, as Trustee (Incorporated by reference to Exhibit 4.1 to CCH’s Current Report on Form 8-K (SEC File No. 333-215435), filed on September 12, 2019)

10.1*	Amendment No. 2 of Amended and Restated LNG Sale and Purchase Agreement, dated June 27, 2019, between CCL and PT Pertamina (Persero)
10.2†
Employment Agreement Amendment between the Company and Jack Fusco, dated August 15, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on August 15, 2019)

10.3*†	Amended and Restated Cheniere Energy, Inc. Key Executive Severance Pay Plan (Effective August 15, 2019) and Summary Plan Description
10.4*
Second Amendment to the Amended and Restated Common Terms Agreement, dated as of August 30, 2019, by and among CCH, CCL, CCP and Corpus Christi Pipeline GP, LLC, Société Générale as Term Loan Facility Agent, The Bank of Nova Scotia as Working Capital Facility Agent, each other Facility Agent on behalf of its respective Facility Lenders, and Société Générale as the Intercreditor Agent

10.5*
Second Amendment to Common Security and Account Agreement, dated as of August 30, 2019, by and among the Company, CCL, CCP, Corpus Christi Pipeline GP, LLC, the Senior Creditor Group Representatives, Société Générale as Intercreditor Agent for the Facility Lenders and any Hedging Banks, Société Générale as Security Trustee, and Mizuho Bank, Ltd; as Account Bank

10.6
Registration Rights Agreement, dated as of September 12, 2019, among Cheniere Partners, the guarantors party thereto and RBC Capital Markets, LLC (Incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on September 12, 2019)

10.7*	Amendment to Amended and Restated Revolving Credit Agreement, dated as of September 27, 2019, among the Company, Société Générale as administrative agent, and the Requisite Lenders party thereto
10.8*
Change orders to the Fixed Price Separated Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Stage 1 Liquefaction Facility, dated as of December 6, 2013, between CCL and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00053 Train 2 Nitrogen Supply for Commissioning Units 16, 17 and Feed Gas, dated June 26, 2019 (Portions of this exhibit have been omitted.)

10.9*
Change orders to the Amended and Restated Fixed Price Separated Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Stage 2 Liquefaction Facility, dated as of December 12, 2017, between CCL and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-000016 Tank B Jump-over Tie-In (Part 1) and Deletion of East Jetty Shroud, dated August 5, 2019, (ii) the Change Order CO-00017 H2S Removal Skid PSVs Modifications and Revision to Chemical Cleaning Milestones, dated August 5, 2019 and (iii) the Change Order CO-00018 Cold Box Redesign Major Permanent Plant Materials and Ethylene Cold Box’s E-1504 Partial Mockup, dated September 6, 2019 (Portions of this exhibit have been omitted.)

10.10*
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between SPL and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-00002 Fuel Provisional Sum Closure, dated July 8, 2019, (ii) the Change Order CO-00003 Currency Provisional Sum Closure, dated July 8, 2019, (iii) the Change Order CO-00004 Foreign Trade Zone, dated July 2, 2019, (iv) the Change Order CO-00005 NGPL Gate Access Security Coordination Provisional Sum, dated July 17, 2019, (v) the Change Order CO-00006 Alternate to Adams Valves, dated August 14, 2019, (vi) the Change Order CO-00007 E-1503 to HRU Permanent Drain Piping, dated August 14, 2019, (vii) the Change Order CO-00008 Differing Subsurface Soil Conditions - Train 6 ISBL, dated August 27, 2019, (viii) the Change Order CO-00009 LNG Berth 3, dated September 25, 2019 and (iv) the Change Order CO-00010 Cold Box Redesign and Addition of Inspection Boxes on Methane Cold Box, dated September 16, 2019

31.1*	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

Exhibit No.	Description
31.2*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE ENERGY, INC.

Date:	October 31, 2019	By:	/s/ Michael J. Wortley
Michael J. Wortley
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	October 31, 2019	By:	/s/ Leonard E. Travis
Leonard E. Travis
Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)