Form 10-Q
period 2020-03-31
Cheniere Energy, Inc.
filed 2020-04-30
CIK 3570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of April 24, 2020, the issuer had 252,107,558 shares of Common Stock outstanding.

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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of March 31, 2020, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

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
Unless the context requires otherwise, references to the “CCH Group” refer to CCH HoldCo II, CCH HoldCo I, CCH, CCL and CCP, collectively.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (1)
(in millions, except share data)

	March 31,	December 31,
	2020	2019
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$2,399	$2,474
Restricted cash	430	520
Accounts and other receivables	468	491
Inventory	239	312
Derivative assets	322	323
Other current assets	79	92
Total current assets	3,937	4,212

Property, plant and equipment, net	29,802	29,673
Operating lease assets, net	350	439
Non-current derivative assets	705	174
Goodwill	77	77
Deferred tax assets	400	529
Other non-current assets, net	476	388
Total assets	$35,747	$35,492

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$29	$66
Accrued liabilities	922	1,281
Current debt	2,137	—
Deferred revenue	94	161
Current operating lease liabilities	178	236
Derivative liabilities	244	117
Other current liabilities	53	13
Total current liabilities	3,657	1,874

Long-term debt, net	28,940	30,774
Non-current operating lease liabilities	164	189
Non-current finance lease liabilities	58	58
Non-current derivative liabilities	186	151
Other non-current liabilities	23	11

Commitments and contingencies (see Note 17)

Stockholders’ equity
Preferred stock, $0.0001 par value, 5.0 million shares authorized, none issued	—	—
Common stock, $0.003 par value, 480.0 million shares authorized
Issued: 272.8 million shares at March 31, 2020 and 270.7 million shares at December 31, 2019
Outstanding: 252.1 million shares at March 31, 2020 and 253.6 million shares at December 31, 2019	1	1
Treasury stock: 20.7 million shares and 17.1 million shares at March 31, 2020 and December 31, 2019, respectively, at cost	(868)	(674)
Additional paid-in-capital	4,196	4,167
Accumulated deficit	(3,133)	(3,508)
Total stockholders’ equity (deficit)	196	(14)
Non-controlling interest	2,523	2,449
Total equity	2,719	2,435
Total liabilities and stockholders’ equity	$35,747	$35,492

(1)
Amounts presented include balances held by our consolidated variable interest entity (“VIE”), Cheniere Partners, as further discussed in Note 8— Non-controlling Interest and Variable Interest Entity. As of March 31, 2020, total assets and liabilities of Cheniere Partners, which are included in our Consolidated Balance Sheets, were $19.0 billion and $18.4 billion, respectively, including $1.7 billion of cash and cash equivalents and $0.1 billion of restricted cash.

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues
LNG revenues	$2,568	$2,143
Regasification revenues	67	66
Other revenues	74	52
Total revenues	2,709	2,261

Operating costs and expenses
Cost of sales (excluding items shown separately below)	724	1,214
Operating and maintenance expense	316	221
Development expense	4	1
Selling, general and administrative expense	81	73
Depreciation and amortization expense	233	144
Impairment expense and loss on disposal of assets	5	2
Total operating costs and expenses	1,363	1,655

Income from operations	1,346	606

Other income (expense)
Interest expense, net of capitalized interest	(412)	(247)
Loss on modification or extinguishment of debt	(1)	—
Interest rate derivative loss, net	(208)	(35)
Other income, net	9	16
Total other expense	(612)	(266)

Income before income taxes and non-controlling interest	734	340
Income tax provision	(131)	(3)
Net income	603	337
Less: net income attributable to non-controlling interest	228	196
Net income attributable to common stockholders	$375	$141

Net income per share attributable to common stockholders—basic (1)	$1.48	$0.55
Net income per share attributable to common stockholders—diluted (1)	$1.43	$0.54

Weighted average number of common shares outstanding—basic	253.0	257.1
Weighted average number of common shares outstanding—diluted	299.6	258.5

(1)	Earnings per share in the table may not recalculate exactly due to rounding because it is calculated based on whole numbers, not the rounded numbers presented.

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

Three Months Ended March 31, 2020
	Total Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total Equity
	Shares	Par Value Amount	Shares	Amount
Balance at December 31, 2019	253.6	$1	17.1	$(674)	$4,167	$(3,508)	$2,449	$2,435
Vesting of restricted stock units and performance stock units	2.1	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	29	—	—	29
Issued shares withheld from employees related to share-based compensation, at cost	(0.7)	—	0.7	(39)	—	—	—	(39)
Shares repurchased, at cost	(2.9)	—	2.9	(155)	—	—	—	(155)
Net income attributable to non-controlling interest	—	—	—	—	—	—	228	228
Distributions and dividends to non-controlling interest	—	—	—	—	—	—	(154)	(154)
Net income	—	—	—	—	—	375	—	375
Balance at March 31, 2020	252.1	$1	20.7	$(868)	$4,196	$(3,133)	$2,523	$2,719

Three Months Ended March 31, 2019
	Total Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total Equity
	Shares	Par Value Amount	Shares	Amount
Balance at December 31, 2018	257.0	$1	12.8	$(406)	$4,035	$(4,156)	$2,455	$1,929
Vesting of restricted stock units	0.6	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	28	—	—	28
Issued shares withheld from employees related to share-based compensation, at cost	(0.2)	—	0.2	(12)	—	—	—	(12)
Net income attributable to non-controlling interest	—	—	—	—	—	—	196	196
Distributions and dividends to non-controlling interest	—	—	—	—	—	—	(144)	(144)
Net income	—	—	—	—	—	141	—	141
Balance at March 31, 2019	257.4	$1	13.0	$(418)	$4,063	$(4,015)	$2,507	$2,138

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income	$603	$337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	233	144
Share-based compensation expense	29	28
Non-cash interest expense	17	33
Amortization of debt issuance costs, premium and discount	32	18
Non-cash operating lease costs	96	79
Loss on modification or extinguishment of debt	1	—
Total gains on derivatives, net	(459)	(122)
Net cash provided by settlement of derivative instruments	91	16
Impairment expense and loss on disposal of assets	5	2
Impairment or loss on equity method investments	1	—
Deferred taxes	129	—
Changes in operating assets and liabilities:
Accounts and other receivables	23	99
Inventory	74	44
Other current assets	13	(15)
Accounts payable and accrued liabilities	(176)	(146)
Deferred revenue	(67)	(31)
Operating lease liabilities	(90)	(85)
Finance lease liabilities	—	1
Other, net	19	10
Net cash provided by operating activities	574	412

Cash flows from investing activities
Property, plant and equipment, net	(556)	(625)
Investment in equity method investment	(90)	(24)
Other	(8)	(2)
Net cash used in investing activities	(654)	(651)

Cash flows from financing activities
Proceeds from issuances of debt	596	692
Repayments of debt	(300)	(441)
Debt issuance and other financing costs	(33)	—
Distributions and dividends to non-controlling interest	(154)	(144)
Payments related to tax withholdings for share-based compensation	(39)	(12)
Repurchase of common stock	(155)	—
Other	—	(1)
Net cash provided by (used in) financing activities	(85)	94

Net decrease in cash, cash equivalents and restricted cash	(165)	(145)
Cash, cash equivalents and restricted cash—beginning of period	2,994	3,156
Cash, cash equivalents and restricted cash—end of period	$2,829	$3,011
Balances per Consolidated Balance Sheet:

March 31,
2020
Cash and cash equivalents	$2,399
Restricted cash	430
Total cash, cash equivalents and restricted cash	$2,829

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We are operating and constructing two natural gas liquefaction and export facilities at Sabine Pass and Corpus Christi. The Sabine Pass LNG terminal is located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast. Cheniere Partners, through its subsidiary SPL, is currently operating five natural gas liquefaction Trains and is constructing one additional Train for a total production capacity of approximately 30 mtpa of LNG (the “SPL Project”) at the Sabine Pass LNG terminal. The Sabine Pass LNG terminal has operational regasification facilities owned by Cheniere Partners’ subsidiary, SPLNG, that include pre-existing infrastructure of five LNG storage tanks, two marine berths and vaporizers. Cheniere Partners also owns a 94-mile pipeline that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines (the “Creole Trail Pipeline”) through its subsidiary, CTPL. As of March 31, 2020, we owned 100% of the general partner interest and 48.6% of the limited partner interest in Cheniere Partners.

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

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Cheniere have been prepared in accordance with GAAP for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2019. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included.

Results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2020.

Recent Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance primarily provides temporary optional expedients which simplify the accounting for contract modifications to existing debt agreements expected to arise from the market transition from LIBOR to alternative reference rates. The optional expedients were available to be used upon issuance of this guidance but we have not yet applied the guidance because we have not yet modified any of our existing contracts for reference rate reform. Once we apply an optional expedient to a modified contract and adopt this standard, the guidance will be applied to all subsequent applicable contract modifications until December 31, 2022, at which time the optional expedients are no longer available.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 2—RESTRICTED CASH

Restricted cash consists of funds that are contractually or legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. As of March 31, 2020 and December 31, 2019, restricted cash consisted of the following (in millions):

	March 31,	December 31,
	2020	2019
Current restricted cash
SPL Project	$109	$181
CCL Project	94	80
Cash held by our subsidiaries restricted to Cheniere	227	259
Total current restricted cash	$430	$520

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

NOTE 3—ACCOUNTS AND OTHER RECEIVABLES

As of March 31, 2020 and December 31, 2019, accounts and other receivables consisted of the following (in millions):

	March 31,	December 31,
	2020	2019
Trade receivables
SPL and CCL	$304	$328
Cheniere Marketing	88	113
Other accounts receivable	76	50
Total accounts and other receivables	$468	$491

NOTE 4—INVENTORY

As of March 31, 2020 and December 31, 2019, inventory consisted of the following (in millions):

	March 31,	December 31,
	2020	2019
Natural gas	$13	$16
LNG	35	67
LNG in-transit	48	93
Materials and other	143	136
Total inventory	$239	$312

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2020 and December 31, 2019, property, plant and equipment, net consisted of the following (in millions):

	March 31,	December 31,
	2020	2019
LNG terminal costs
LNG terminal and interconnecting pipeline facilities	$27,330	$27,305
LNG site and related costs	322	322
LNG terminal construction-in-process	4,233	3,903
Accumulated depreciation	(2,272)	(2,049)
Total LNG terminal costs, net	29,613	29,481
Fixed assets and other
Computer and office equipment	23	23
Furniture and fixtures	22	22
Computer software	112	110
Leasehold improvements	43	42
Land	59	59
Other	24	21
Accumulated depreciation	(149)	(141)
Total fixed assets and other, net	134	136
Assets under finance lease
Tug vessels	60	60
Accumulated depreciation	(5)	(4)
Total assets under finance lease, net	55	56
Property, plant and equipment, net	$29,802	$29,673

Depreciation expense was $232 million and $143 million during the three months ended March 31, 2020 and 2019, respectively.
We realized offsets to LNG terminal costs of $202 million during the three months ended March 31, 2019 that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of the respective Trains of the Liquefaction Projects, during the testing phase for its construction. We did not realize any offsets to LNG terminal costs during the three months ended March 31, 2020.

NOTE 6—DERIVATIVE INSTRUMENTS

We have entered into the following derivative instruments that are reported at fair value:

•
interest rate swaps (“CCH Interest Rate Derivatives”) to hedge the exposure to volatility in a portion of the floating-rate interest payments on CCH’s amended and restated credit facility (the “CCH Credit Facility”) and to hedge against changes in interest rates that could impact anticipated future issuance of debt by CCH, which is anticipated by the end of 2020 (“CCH Interest Rate Forward Start Derivatives” and, collectively with the CCH Interest Rate Derivatives, the “Interest Rate Derivatives”);

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, which are classified as derivative assets, non-current derivative assets, derivative liabilities or non-current derivative liabilities in our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of
	March 31, 2020				December 31, 2019
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
CCH Interest Rate Derivatives liability	$—	$(197)	$—	$(197)	$—	$(81)	$—	$(81)
CCH Interest Rate Forward Start Derivatives liability	—	(92)	—	(92)	—	(8)	—	(8)
Liquefaction Supply Derivatives asset	1	3	674	678	5	6	138	149
LNG Trading Derivatives asset (liability)	(3)	188	—	185	—	165	—	165
FX Derivatives asset	—	23	—	23	—	4	—	4

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

The fair value of our Physical Liquefaction Supply Derivatives is predominantly driven by observable and unobservable market commodity prices and, as applicable to our natural gas supply contracts, our assessment of the associated events deriving fair value, including evaluating whether the respective market is available as pipeline infrastructure is developed. The fair value of our Physical Liquefaction Supply Derivatives incorporates risk premiums related to the satisfaction of conditions precedent, such as completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow. As of March 31, 2020 and December 31, 2019, some of our Physical Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure was under development to accommodate marketable physical gas flow.

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

The Level 3 fair value measurements of natural gas positions within our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of March 31, 2020:

	Net Fair Value Asset (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Physical Liquefaction Supply Derivatives	$674	Market approach incorporating present value techniques	Henry Hub basis spread	$(0.619) - $0.054 / (0.027)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	48% - 154% / 117%

(1)    Unobservable inputs were weighted by the relative fair value of the instruments.
(2)    Spread contemplates U.S. dollar-denominated pricing.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of our Physical Liquefaction Supply Derivatives.
The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended March 31,
	2020	2019
Balance, beginning of period	$138	$(29)
Realized and mark-to-market gains:
Included in cost of sales	534	12
Purchases and settlements:
Purchases	1	1
Settlements	—	47
Transfers out of Level 3 (1)	1	—
Balance, end of period	$674	$31
Change in unrealized gains relating to instruments still held at end of period	$534	$12

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

Interest Rate Derivatives

As of March 31, 2020, we had the following Interest Rate Derivatives outstanding:

	Notional Amounts
	March 31, 2020	December 31, 2019	Effective Date	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
CCH Interest Rate Derivatives	$4.7 billion	$4.5 billion	May 20, 2015	May 31, 2022	2.30%	One-month LIBOR
CCH Interest Rate Forward Start Derivatives	$750 million	$750 million	September 30, 2020	December 31, 2030	2.06%	Three-month LIBOR

The following table shows the fair value and location of the Interest Rate Derivatives on our Consolidated Balance Sheets (in millions):

	March 31, 2020			December 31, 2019
	CCH Interest Rate Derivatives	CCH Interest Rate Forward Start Derivatives	Total	CCH Interest Rate Derivatives	CCH Interest Rate Forward Start Derivatives	Total
Consolidated Balance Sheet Location
Derivative liabilities	$(92)	$(92)	$(184)	$(32)	$(8)	$(40)
Non-current derivative liabilities	(105)	—	(105)	(49)	—	(49)
Total derivative liabilities	$(197)	$(92)	$(289)	$(81)	$(8)	$(89)

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the changes in the fair value and settlements of our Interest Rate Derivatives recorded in interest rate derivative loss, net on our Consolidated Statements of Operations during the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended March 31,
	2020	2019
CCH Interest Rate Derivatives loss	$(123)	$(35)
CCH Interest Rate Forward Start Derivatives loss	(85)	—

Commodity Derivatives
SPL, CCL and CCL Stage III have entered into physical natural gas supply contracts and associated economic hedges to purchase natural gas for the commissioning and operation of the Liquefaction Projects and potential future development of Corpus Christi Stage 3, respectively, which are primarily indexed to the natural gas market and international LNG indices. The remaining terms of the index-based physical natural gas supply contracts range up to approximately 15 years, some of which commence upon the satisfaction of certain events or states of affairs.

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

The following table shows the fair value and location of our Liquefaction Supply Derivatives and LNG Trading Derivatives (collectively, “Commodity Derivatives”) on our Consolidated Balance Sheets (in millions, except notional amount):

	March 31, 2020			December 31, 2019
	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives (2)	Total	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives (2)	Total
Consolidated Balance Sheet Location
Derivative assets	$113	$190	$303	$93	$225	$318
Non-current derivative assets	665	35	700	174	—	174
Total derivative assets	778	225	1,003	267	225	492

Derivative liabilities	(19)	(40)	(59)	(16)	(60)	(76)
Non-current derivative liabilities	(81)	—	(81)	(102)	—	(102)
Total derivative liabilities	(100)	(40)	(140)	(118)	(60)	(178)

Derivative asset, net	$678	$185	$863	$149	$165	$314

Notional amount, net (in TBtu) (3)	10,988	22		9,177	4

(1)
Does not include collateral posted with counterparties by us of $11 million and $7 million for such contracts, which are included in other current assets in our Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, respectively. Includes derivative assets of $4 million and $3 million as of March 31, 2020 and December 31, 2019, respectively, and non-current assets of $2 million as of both March 31, 2020 and December 31, 2019 for natural gas supply contracts that SPL and CCL have with related parties.

(2)
Does not include collateral posted with counterparties by us of $11 million and $5 million deposited for such contracts, which are included in other current assets in our Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, respectively.

(3)	Includes 198 TBtu and 120 TBtu as of March 31, 2020 and December 31, 2019, respectively, for natural gas supply contracts that SPL and CCL have with related parties.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the changes in the fair value, settlements and location of our Commodity Derivatives recorded on our Consolidated Statements of Operations during the three months ended March 31, 2020 and 2019 (in millions):

	Consolidated Statements of Operations Location (1)	Three Months Ended March 31,
		2020	2019
LNG Trading Derivatives gain	LNG revenues	$140	$64
LNG Trading Derivatives loss	Cost of sales	(34)	—
Liquefaction Supply Derivatives gain (loss) (2)	LNG revenues	(1)	2
Liquefaction Supply Derivatives gain (2)(3)	Cost of sales	537	82

(1)
Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

(2)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

(3)
CCL recorded $23 million and $10 million in cost of sales under a natural gas supply contract with a related party during the three months ended March 31, 2020 and 2019, respectively, including $1 million of Liquefaction Supply Derivatives gain and $2 million of Liquefaction Supply Derivatives loss, respectively. As of March 31, 2020 and December 31, 2019, $7 million and $3 million, respectively, were included in accrued liabilities related to this contract.

FX Derivatives

Cheniere Marketing has entered into FX Derivatives to protect against the volatility in future cash flows attributable to changes in international currency exchange rates. The FX Derivatives economically hedge the foreign currency exposure arising from cash flows expended for both physical and financial LNG transactions.

The following table shows the fair value and location of our FX Derivatives on our Consolidated Balance Sheets (in millions):

		Fair Value Measurements as of
	Consolidated Balance Sheet Location	March 31, 2020	December 31, 2019
FX Derivatives	Derivative assets	$19	$5
FX Derivatives	Non-current derivative assets	5	—
FX Derivatives	Derivative liabilities	(1)	(1)

The total notional amount of our FX Derivatives was $496 million and $827 million as of March 31, 2020 and December 31, 2019, respectively.

The following table shows the changes in the fair value, settlements and location of our FX Derivatives recorded on our Consolidated Statements of Operations during the three months ended March 31, 2020 and 2019 (in millions):

		Three Months Ended March 31,
	Consolidated Statements of Operations Location	2020	2019
FX Derivatives gain	LNG revenues	$25	$9

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Consolidated Balance Sheet Presentation

Our derivative instruments are presented on a net basis on our Consolidated Balance Sheets as described above. The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions):

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of March 31, 2020
CCH Interest Rate Derivatives	$(197)	$—	$(197)
CCH Interest Rate Forward Start Derivatives	(92)	—	(92)
Liquefaction Supply Derivatives	796	(18)	778
Liquefaction Supply Derivatives	(104)	4	(100)
LNG Trading Derivatives	225	—	225
LNG Trading Derivatives	(47)	7	(40)
FX Derivatives	27	(3)	24
FX Derivatives	(1)	—	(1)
As of December 31, 2019
CCH Interest Rate Derivatives	$(81)	$—	$(81)
CCH Interest Rate Forward Start Derivatives	(8)	—	(8)
Liquefaction Supply Derivatives	281	(14)	267
Liquefaction Supply Derivatives	(126)	8	(118)
LNG Trading Derivatives	229	(4)	225
LNG Trading Derivatives	(60)	—	(60)
FX Derivatives	9	(4)	5
FX Derivatives	(6)	5	(1)

NOTE 7—OTHER NON-CURRENT ASSETS

As of March 31, 2020 and December 31, 2019, other non-current assets, net consisted of the following (in millions):

	March 31,	December 31,
	2020	2019
Advances made to municipalities for water system enhancements	$86	$87
Advances and other asset conveyances to third parties to support LNG terminals	60	55
Advances made under EPC and non-EPC contracts	7	29
Equity method investments	197	108
Debt issuance costs and debt discount, net	48	45
Tax-related payments and receivables	20	20
Other	58	44
Total other non-current assets, net	$476	$388

Equity Method Investments

Our equity method investments consist of interests in privately-held companies. In 2017, we acquired an equity interest in Midship Holdings, LLC (“Midship Holdings”), which manages the business and affairs of Midship Pipeline Company, LLC (“Midship Pipeline”), which we account for as an equity method investment. See Note 8—Other Non-Current Assets of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2019 for further information.

Our investment in Midship Holdings, net of impairment losses, was $195 million and $105 million at March 31, 2020 and December 31, 2019, respectively.

Cheniere LNG O&M Services, LLC (“O&M Services”), our wholly owned subsidiary provides the development, construction, operation and maintenance services associated with the Midship Project pursuant to agreements in which O&M Services receives an agreed upon fee and reimbursement of costs incurred. O&M Services recorded $3 million and $4 million in the three months ended March 31, 2020 and 2019, respectively, of other revenues and $2 million and $3 million of accounts

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

receivable as of March 31, 2020 and December 31, 2019, respectively, for services provided to Midship Pipeline under these agreements. CCL has entered into a transportation precedent agreement and a negotiated rate agreement with Midship Pipeline to secure firm pipeline transportation capacity for a period of 10 years following commencement of the Midship Project. In March 2020, CCH and CCL entered into a guaranty agreement whereby CCH absolutely and irrevocably guarantees CCL’s obligation under the transportation precedent agreement with Midship Pipeline.

NOTE 8—NON-CONTROLLING INTEREST AND VARIABLE INTEREST ENTITY

We own a 48.6% limited partner interest in Cheniere Partners in the form of 104.5 million common units and 135.4 million subordinated units, with the remaining non-controlling interest held by Blackstone CQP Holdco LP (“Blackstone CQP Holdco”) and the public. We also own 100% of the general partner interest and the incentive distribution rights in Cheniere Partners. Cheniere Partners is accounted for as a consolidated variable interest entity. See Note 9—Non-Controlling Interest and Variable Interest Entity of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2019 for further information.
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

	March 31,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$1,734	$1,781
Restricted cash	109	181
Accounts and other receivables	259	297
Other current assets	160	184
Total current assets	2,262	2,443

Property, plant and equipment, net	16,476	16,368
Other non-current assets, net	309	309
Total assets	$19,047	$19,120

LIABILITIES
Current liabilities
Accrued liabilities	$569	$709
Current debt	1,996	—
Other current liabilities	120	210
Total current liabilities	2,685	919

Long-term debt, net	15,591	17,579
Other non-current liabilities	88	104
Total liabilities	$18,364	$18,602

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 9—ACCRUED LIABILITIES

As of March 31, 2020 and December 31, 2019, accrued liabilities consisted of the following (in millions):

	March 31,	December 31,
	2020	2019
Interest costs and related debt fees	$380	$293
Accrued natural gas purchases	318	460
LNG terminals and related pipeline costs	120	327
Compensation and benefits	42	115
Accrued LNG inventory	14	6
Other accrued liabilities	48	80
Total accrued liabilities	$922	$1,281

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 10—DEBT

As of March 31, 2020 and December 31, 2019, our debt consisted of the following (in millions):

	March 31,	December 31,
	2020	2019
Long-term debt:
SPL
5.625% Senior Secured Notes due 2021 (“2021 SPL Senior Notes”)	$—	$2,000
6.25% Senior Secured Notes due 2022 (“2022 SPL Senior Notes”)	1,000	1,000
5.625% Senior Secured Notes due 2023 (“2023 SPL Senior Notes”)	1,500	1,500
5.75% Senior Secured Notes due 2024 (“2024 SPL Senior Notes”)	2,000	2,000
5.625% Senior Secured Notes due 2025 (“2025 SPL Senior Notes”)	2,000	2,000
5.875% Senior Secured Notes due 2026 (“2026 SPL Senior Notes”)	1,500	1,500
5.00% Senior Secured Notes due 2027 (“2027 SPL Senior Notes”)	1,500	1,500
4.200% Senior Secured Notes due 2028 (“2028 SPL Senior Notes”)	1,350	1,350
5.00% Senior Secured Notes due 2037 (“2037 SPL Senior Notes”)	800	800
$1.2 billion SPL Working Capital Facility executed in 2020 (“2020 SPL Working Capital Facility”)	—	—
Cheniere Partners
5.250% Senior Notes due 2025 (“2025 CQP Senior Notes”)	1,500	1,500
5.625% Senior Notes due 2026 (“2026 CQP Senior Notes”)	1,100	1,100
4.500% Senior Notes due 2029 (“2029 CQP Senior Notes”)	1,500	1,500
CQP Credit Facilities executed in 2019 (“2019 CQP Credit Facilities”)	—	—
CCH
7.000% Senior Secured Notes due 2024 (“2024 CCH Senior Notes”)	1,250	1,250
5.875% Senior Secured Notes due 2025 (“2025 CCH Senior Notes”)	1,500	1,500
5.125% Senior Secured Notes due 2027 (“2027 CCH Senior Notes”)	1,500	1,500
4.80% Senior Secured Notes due 2039 (“4.80% CCH Senior Notes”)	727	727
3.925% Senior Secured Notes due 2039 (“3.925% CCH Senior Notes”)	475	475
3.700% Senior Secured Notes due 2029 (“2029 CCH Senior Notes”)	1,500	1,500
CCH Credit Facility	3,283	3,283
CCH HoldCo II
11.0% Convertible Senior Secured Notes due 2025 (“2025 CCH HoldCo II Convertible Senior Notes”)	1,278	1,578
Cheniere
4.875% Convertible Unsecured Notes due 2021 (“2021 Cheniere Convertible Unsecured Notes”)	1,278	1,278
4.25% Convertible Senior Notes due 2045 (“2045 Cheniere Convertible Senior Notes”)	625	625
$1.25 billion Cheniere Revolving Credit Facility (“Cheniere Revolving Credit Facility”)	455	—
Unamortized premium, discount and debt issuance costs, net	(681)	(692)
Total long-term debt, net	28,940	30,774

Current debt:
2021 SPL Senior Notes	2,000	—
$1.2 billion SPL Working Capital Facility executed in 2015 (“2015 SPL Working Capital Facility”)	—	—
$1.2 billion CCH Working Capital Facility (“CCH Working Capital Facility”)	141	—
Cheniere Marketing trade finance facilities	—	—
Unamortized premium, discount and debt issuance costs, net	(4)	—
Total current debt	2,137	—

Total debt, net	$31,077	$30,774

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

2020 Material Debt Activities

2020 SPL Working Capital Facility

In March 2020, SPL entered into the 2020 SPL Working Capital Facility with aggregate commitments of $1.2 billion, which replaced the 2015 SPL Working Capital Facility. The 2020 SPL Working Capital Facility is intended to be used for loans to SPL (“SPL Revolving Loans”), swing line loans to SPL (“SPL Swing Line Loans”) and the issuance of letters of credit on behalf of SPL, primarily for (1) the refinancing of the 2015 SPL Working Capital Facility, (2) fees and expenses related to the 2020 SPL Working Capital Facility, (3) SPL’s gas purchase obligations and (4) SPL and certain of its future subsidiaries’ general corporate purposes. SPL may, from time to time, request increases in the commitments under the 2020 SPL Working Capital Facility of up to $800 million.
Loans under the 2020 SPL Working Capital Facility accrue interest at a variable rate per annum equal to LIBOR or the base rate (equal to the highest of the senior facility agent’s published prime rate, the federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.50% and one month LIBOR plus 0.50%), plus the applicable margin. The applicable margin for LIBOR loans under the 2020 SPL Working Capital Facility is 1.125% to 1.750% per annum (depending on the then-current rating of SPL), and the applicable margin for base rate loans under the 2020 SPL Working Capital Facility is 0.125% to 0.750% per annum (depending on the then-current rating of SPL). Interest on LIBOR loans is due and payable at the end of each applicable LIBOR period, and interest on base rate loans is due and payable at the end of each fiscal quarter.

SPL pays a commitment fee equal to an annual rate of 0.1% to 0.3% (depending on the then-current rating of SPL), which accrues on the daily amount of the total commitment less the sum of (1) the outstanding principal amount of SPL Revolving Loans, (2) letters of credit issued and (3) the outstanding principal amount of SPL Swing Line Loans. If draws are made upon a letter of credit issued under the 2020 SPL Working Capital Facility and SPL does not elect for such draw to be deemed an SPL LC Loan (an “SPL LC Draw”), SPL is required to pay the full amount of the SPL LC Draw on or prior to noon eastern time on the business day of the SPL LC Draw. An SPL LC Draw accrues interest at the base rate plus the applicable margin. As of March 31, 2020, no SPL LC Draws had been made upon any letters of credit issued under the 2020 SPL Working Capital Facility.

The 2020 SPL Working Capital Facility matures on March 19, 2025, but may be extended with consent of the lenders. The 2020 SPL Working Capital Facility provides for mandatory prepayments under customary circumstances.

The 2020 SPL Working Capital Facility contains customary conditions precedent for extensions of credit, as well as customary affirmative and negative covenants. SPL is restricted from making certain distributions under agreements governing its indebtedness generally until, among other requirements, satisfaction of a 12-month forward-looking and backward-looking 1.25:1.00 debt service reserve ratio test. The obligations of SPL under the 2020 SPL Working Capital Facility are secured by substantially all of the assets of SPL as well as a pledge of all of the membership interests in SPL and certain future subsidiaries of SPL on a pari passu basis by a first priority lien with the SPL Senior Notes.

2025 CCH HoldCo II Convertible Senior Notes

In February 2020, the amended and restated note purchase agreement for the 2025 CCH HoldCo II Convertible Senior Notes was amended to allow CCH HoldCo II the option to redeem all or a portion of the outstanding notes with cash at a price of $1,080 per $1,000 principal amount, at the time of any CCH HoldCo II- or noteholder-initiated conversion through September 2, 2020. In March 2020, CCH HoldCo II redeemed an aggregate outstanding principal amount of $300 million with cash. CCH HoldCo II retains the ability to convert the 2025 CCH HoldCo II Convertible Senior Notes into our common stock at a conversion price equal to the lower of (1) a 10% discount to the average of the daily volume-weighted average price (“VWAP”) of our common stock for the 90 trading day period prior to the date on which notice of conversion is provided and (2) a 10% discount to the closing price of our common stock on the trading day preceding the date on which notice of conversion is provided. The noteholders retain the ability to request conversion into our common stock at a conversion price equal to the average of the daily VWAP of our common stock for the 90 trading day period preceding the date on which notice of requested conversion is provided. Conversions remain subject to various limitations and conditions.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Credit Facilities

Below is a summary of our credit facilities outstanding as of March 31, 2020 (in millions):

	2020 SPL Working Capital Facility	2019 CQP Credit Facilities	CCH Credit Facility	CCH Working Capital Facility	Cheniere Revolving Credit Facility
Original facility size	$1,200	$1,500	$8,404	$350	$750
Incremental commitments	—	—	1,566	850	500
Less:
Outstanding balance	—	—	3,283	141	455
Commitments prepaid or terminated	—	750	6,687	—	—
Letters of credit issued	414	—	—	399	365
Available commitment	$786	$750	$—	$660	$430

Interest rate on available balance	LIBOR plus 1.125% - 1.750% or base rate plus 0.125% - 0.750%	LIBOR plus 1.25% - 2.125% or base rate plus 0.25% - 1.125%	LIBOR plus 1.75% or base rate plus 0.75%	LIBOR plus 1.25% - 1.75% or base rate plus 0.25% - 0.75%	LIBOR plus 1.75% - 2.50% or base rate plus 0.75% - 1.50%
Weighted average interest rate of outstanding balance	n/a	n/a	2.74%	2.77%	2.70%
Maturity date	March 19, 2025	May 29, 2024	June 30, 2024	June 29, 2023	December 13, 2022

Convertible Notes

Below is a summary of our convertible notes outstanding as of March 31, 2020 (in millions):

	2021 Cheniere Convertible Unsecured Notes	2025 CCH HoldCo II Convertible Senior Notes	2045 Cheniere Convertible Senior Notes
Aggregate original principal	$1,000	$1,000	$625
Add: interest paid-in-kind	278	578	—
Less: aggregate principal redeemed	—	(300)	—
Aggregate remaining principal	$1,278	$1,278	$625

Debt component, net of discount and debt issuance costs	$1,230	$1,250	$315
Equity component	$211	$—	$194
Interest payment method	Paid-in-kind	Paid-in-kind / cash (1)	Cash
Conversion by us (2)	—	(3)	(4)
Conversion by holders (2)	(5)	(3)	(6)
Conversion basis	Cash and/or stock	Cash and/or stock	Cash and/or stock
Conversion value in excess of principal	$—	n/a	$—
Maturity date	May 28, 2021	May 13, 2025	March 15, 2045
Contractual interest rate	4.875%	11.0%	4.25%
Effective interest rate (7)	8.2%	12.2%	9.4%
Remaining debt discount and debt issuance costs amortization period (8)	1.2 years	0.5 years	25.0 years

(1)
Prior to the substantial completion of Train 2 of the CCL Project in August 2019, interest was paid entirely in kind. Following substantial completion, the interest has been paid in cash; however, a portion of the interest may, in the future, be paid in kind under certain specified circumstances.

(2)	Conversion is subject to various limitations and conditions.

(3)
Convertible into cash or stock at our option on or after March 1, 2020 until September 2, 2020, and into stock upon conversion notice by us or note holders after September 2, 2020, provided that our market capitalization is not less than $10.0 billion (“Eligible Conversion Date”). The conversion price for stock is the lower of (1) a 10% discount to the average of the VWAP of our common stock for the 90 trading day period prior to the date notice is provided, and (2) a

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

10% discount to the closing price of our common stock on the trading day preceding the date notice is provided. The conversion price for cash is $1,080 per $1,000 principal amount of the notes. In March 2020, we delivered our first notice to convert notes in an aggregate outstanding principal amount of $300 million into cash.

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

(7)	Rate to accrete the discounted carrying value of the convertible notes to the face value over the remaining amortization period.

(8)
We amortize any debt discount and debt issuance costs using the effective interest over the period through contractual maturity except for the 2025 CCH HoldCo II Convertible Senior Notes, which are amortized through the date they are first convertible by holders into our common stock.

Restrictive Debt Covenants

As of March 31, 2020, each of our issuers was in compliance with all covenants related to their respective debt agreements.

Interest Expense

Total interest expense, including interest expense related to our convertible notes, consisted of the following (in millions):

	Three Months Ended March 31,
	2020	2019
Interest cost on convertible notes:
Interest per contractual rate	$63	$62
Amortization of debt discount	14	10
Amortization of debt issuance costs	3	3
Total interest cost related to convertible notes	80	75
Interest cost on debt and finance leases excluding convertible notes	391	373
Total interest cost	471	448
Capitalized interest	(59)	(201)
Total interest expense, net	$412	$247

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our debt (in millions):

	March 31, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes (1)	$22,700	$20,805	$22,700	$24,650
2037 SPL Senior Notes (2)	800	709	800	934
4.80% CCH Senior Notes (2)	727	594	727	830
3.925% CCH Senior Notes (2)	475	350	475	495
Credit facilities (3)	3,879	3,879	3,283	3,283
2021 Cheniere Convertible Unsecured Notes (2)	1,278	1,248	1,278	1,312
2025 CCH HoldCo II Convertible Senior Notes (2)	1,278	1,406	1,578	1,807
2045 Cheniere Convertible Senior Notes (4)	625	281	625	498

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

(3)
Includes 2015 SPL Working Capital Facility, 2020 SPL Working Capital Facility, 2019 CQP Credit Facilities, CCH Credit Facility, CCH Working Capital Facility, Cheniere Revolving Credit Facility and Cheniere Marketing trade finance facilities. The Level 3 estimated fair value approximates the principal amount because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

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
The following table shows the classification and location of our right-of-use assets and lease liabilities on our Consolidated Balance Sheets (in millions):

	Consolidated Balance Sheet Location	March 31, 2020	December 31, 2019
Right-of-use assets—Operating	Operating lease assets, net	$350	$439
Right-of-use assets—Financing	Property, plant and equipment, net	55	56
Total right-of-use assets		$405	$495

Current operating lease liabilities	Current operating lease liabilities	$178	$236
Current finance lease liabilities	Other current liabilities	1	1
Non-current operating lease liabilities	Non-current operating lease liabilities	164	189
Non-current finance lease liabilities	Non-current finance lease liabilities	58	58
Total lease liabilities		$401	$484

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the classification and location of our lease cost on our Consolidated Statements of Operations (in millions):

	Consolidated Statement of Operations Location	Three Months Ended March 31,
		2020	2019
Operating lease cost (1)	Operating costs and expenses (2)	$141	$137
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	1	1
Interest on lease liabilities	Interest expense, net of capitalized interest	2	2
Total lease cost		$144	$140

(1)
Includes $35 million and $47 million of short-term lease costs during the three months ended March 31, 2020 and 2019, respectively, and $5 million of variable lease costs paid to the lessor during each of the three months ended March 31, 2020 and 2019.

(2)	Presented in cost of sales, operating and maintenance expense or selling, general and administrative expense consistent with the nature of the asset under lease.

Future annual minimum lease payments for operating and finance leases as of March 31, 2020 are as follows (in millions):

Years Ending December 31,	Operating Leases (1)	Finance Leases
2020	$158	$8
2021	58	10
2022	23	10
2023	22	10
2024	22	10
Thereafter	166	136
Total lease payments	449	184
Less: Interest	(107)	(125)
Present value of lease liabilities	$342	$59

(1)
Does not include $2.0 billion of legally binding minimum lease payments primarily for vessel charters which were executed as of March 31, 2020 but will commence in future period primarily in the next two years and have fixed minimum lease terms of up to seven years.

The following table shows the weighted-average remaining lease term (in years) and the weighted-average discount rate for our operating leases and finance leases:

	March 31, 2020		December 31, 2019
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	9.8	18.4	8.4	18.7
Weighted-average discount rate (1)	5.0%	16.2%	5.2%	16.2%

(1)
The finance leases commenced prior to the adoption of the current leasing standard under GAAP. In accordance with previous accounting guidance, the implied rate is based on the fair value of the underlying assets.

The following table includes other quantitative information for our operating and finance leases (in millions):

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$94	$90
Operating cash flows from finance leases	2	2
Financing cash flows from finance leases	—	—
Right-of-use assets obtained in exchange for new operating lease liabilities	8	64

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

LNG Vessel Subcharters

From time to time, we sublease certain LNG vessels under charter to third parties while retaining our existing obligation to the original lessor. As of March 31, 2020 and December 31, 2019, we had $3 million and $9 million in future minimum sublease payments to be received from LNG vessel subcharters, respectively, which will be recognized entirely within 2020. We recognized $52 million and $37 million of sublease income, including $15 million and $5 million of variable lease payments, during the three months ended March 31, 2020 and 2019, respectively, in other revenues on our Consolidated Statements of Operations.

NOTE 12—REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue earned from contracts with customers during the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended March 31,
	2020	2019
LNG revenues (1)	$2,404	$2,068
Regasification revenues	67	66
Other revenues	22	15
Total revenues from customers	2,493	2,149
Net derivative gains (2)	164	75
Other (3)	52	37
Total revenues	$2,709	$2,261

(1)
LNG revenues include revenues for LNG cargoes in which our customers exercised their contractual right to not take delivery but remained obligated to pay fixed fees irrespective of such election. Revenue associated with canceled LNG cargoes is generally recognized upon notice of customer cancellation because our customers have no contractual right to take delivery of canceled LNG cargoes in future periods and our performance obligations with respect to such canceled LNG cargoes have been satisfied.

(2)	See Note 6—Derivative Instruments for additional information about our derivatives.

(3)	Includes revenues from LNG vessel subcharters. See Note 11—Leases for additional information about our subleases.

Contract Assets and Liabilities

The following table shows our contract assets, which are classified as other non-current assets, net on our Consolidated Balance Sheets (in millions):

	March 31,	December 31,
	2020	2019
Contract assets	$34	$18

Contract assets represent our right to consideration for transferring goods or services to the customer under the terms of a sales contract when the associated consideration is not yet due. Changes in contract assets during the three months ended March 31, 2020 were primarily attributable to revenue recognized due to the delivery of LNG under certain SPAs for which the associated consideration was not yet due.

The following table reflects the changes in our contract liabilities, which we classify as deferred revenue on our Consolidated Balance Sheets (in millions):

Three Months Ended March 31, 2020
Deferred revenues, beginning of period	$161
Cash received but not yet recognized	94
Revenue recognized from prior period deferral	(161)
Deferred revenues, end of period	$94

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$105.4	11	$106.4	11
Regasification revenues	2.3	5	2.4	5
Total revenues	$107.7		$108.8

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

(2)
The table above excludes substantially all variable consideration under our SPAs and TUAs. We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Approximately 42% and 58% of our LNG revenues from contracts with a duration of over one year during the three months ended March 31, 2020 and 2019, respectively, were related to variable consideration received from customers. During each of the three months ended March 31, 2020 and 2019, approximately 3% of our regasification revenues were related to variable consideration received from customers.

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

NOTE 13—INCOME TAXES

We recorded an income tax provision of $131 million and $3 million during the three months ended March 31, 2020 and 2019, respectively. The effective tax rate for the three months ended March 31, 2020 was 17.8%, which is lower than the 21% federal statutory rate primarily due to income allocated to non-controlling interest that is not taxable to Cheniere, partially offset by a one-time discrete event related to an internal tax restructuring. The discrete item resulted in expense of $38 million for the three months ended March 31, 2020. The effective tax rate for the three months ended March 31, 2019 was 0.9%, which is lower than the 21% federal statutory rate primarily due to maintaining a valuation allowance against our federal deferred tax assets.

NOTE 14—SHARE-BASED COMPENSATION

We have granted restricted stock shares, restricted stock units, performance stock units and phantom units to employees and non-employee directors under the 2011 Incentive Plan, as amended (the “2011 Plan”) and the 2015 Employee Inducement Incentive Plan.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

For the three months ended March 31, 2020, we granted 1.2 million restricted stock units and 0.3 million performance stock units at target performance under the 2011 Plan to certain employees. Additionally, 0.2 million incremental shares of our common stock were issued based on performance results from previously-granted performance stock unit awards. Restricted stock units are stock awards that vest over a service period of three years and entitle the holder to receive shares of our common stock upon vesting, subject to restrictions on transfer and to a risk of forfeiture if the recipient terminates employment with us prior to the lapse of the restrictions. Performance stock units provide for cliff vesting after a period of three years with payouts based on metrics dependent upon market and performance achieved over the period from January 1, 2020 through December 31, 2022 compared to pre-established performance targets. The settlement amounts of the awards are based on market and performance metrics which include cumulative distributable cash flow per share, and in certain circumstances, absolute total shareholder return (“ATSR”) of our common stock. Where applicable, the compensation for performance stock units is based on fair value assigned to the market metric of ATSR using a Monte Carlo model upon grant, which remains constant through the vesting period, and a performance metric, which will vary due to changing estimates regarding the expected achievement of the performance metric of cumulative distributable cash flow per share. The number of shares that may be earned at the end of the vesting period ranges from 0% up to 300% of the target award amount. Both restricted stock units and performance stock units will be settled in Cheniere common stock (on a one-for-one basis) and are classified as equity awards.

Total share-based compensation consisted of the following (in millions):

	Three Months Ended March 31,
	2020	2019
Share-based compensation costs, pre-tax:
Equity awards	$30	$29
Liability awards	—	3
Total share-based compensation	30	32
Capitalized share-based compensation	(1)	(4)
Total share-based compensation expense	$29	$28
Tax benefit associated with share-based compensation expense	$18	$1

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

The following table reconciles basic and diluted weighted average common shares outstanding for the three months ended March 31, 2020 and 2019 (in millions, except per share data):

	Three Months Ended March 31,
	2020	2019
Weighted average common shares outstanding:
Basic	253.0	257.1
Dilutive unvested stock	1.1	1.4
Dilutive convertible securities	45.5	—
Diluted	299.6	258.5

Basic net income per share attributable to common stockholders	$1.48	$0.55
Diluted net income per share attributable to common stockholders	$1.43	$0.54

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Potentially dilutive securities that were not included in the diluted net income per share computations because their effects would have been anti-dilutive were as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Unvested stock (1)	2.1	2.4
Convertible notes (2)	—	17.7
Total potentially dilutive common shares	2.1	20.1

(1)
Does not include 0.7 million shares and 0.6 million shares for the three months ended March 31, 2020 and 2019, respectively, of unvested stock because the performance conditions had not yet been satisfied as of the respective dates.

(2)
Includes number of shares in aggregate issuable upon conversion of the 2021 Cheniere Convertible Unsecured Notes and the 2045 Cheniere Convertible Senior Notes for all periods presented and additionally the 2025 CCH HoldCo II Convertible Senior Notes for the three months ended March 31, 2020, following the substantial completion of Train 2 of the CCL Project in August 2019.

NOTE 16—SHARE REPURCHASE PROGRAM

On June 3, 2019, we announced that our Board authorized a 3-year, $1.0 billion share repurchase program. During the three months ended March 31, 2020, we repurchased an aggregate of 2.9 million shares of our common stock for $155 million, for a weighted average price per share of $53.88.
As of March 31, 2020, we had up to $596 million of the share repurchase program available. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The timing and amount of any shares of our common stock that are repurchased under the share repurchase program will be determined by our management based on market conditions and other factors.  The share repurchase program does not obligate us to acquire any particular amount of common stock, and may be modified, suspended or discontinued at any time or from time to time at our discretion.

NOTE 17—COMMITMENTS AND CONTINGENCIES

We have various contractual obligations which are recorded as liabilities in our Consolidated Financial Statements. Other items, such as certain purchase commitments and other executed contracts which do not meet the definition of a liability as of March 31, 2020, are not recognized as liabilities but require disclosures in our Consolidated Financial Statements.

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

Legal Proceedings

We are, and may in the future be, involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. While the results of these litigation matters and claims cannot be predicted with certainty, we believe the reasonably possible losses from such matters, individually and in the aggregate, are not material. Additionally, we believe the probable final outcome of such matters will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 18—CUSTOMER CONCENTRATION

The following table shows customers with revenues of 10% or greater of total revenues from external customers and customers with accounts receivable balances of 10% or greater of total accounts receivable from external customers:

	Percentage of Total Revenues from External Customers		Percentage of Accounts Receivable from External Customers
	Three Months Ended March 31,		March 31,	December 31,
	2020	2019	2020	2019
Customer A	16%	20%	12%	13%
Customer B	*	12%	*	*
Customer C	*	12%	15%	13%
Customer D	*	14%	*	*

* Less than 10%

NOTE 19—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Three Months Ended March 31,
	2020	2019
Cash paid during the period for interest on debt, net of amounts capitalized	$295	$108
Cash paid for income taxes	1	20

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities was $255 million and $509 million as of March 31, 2020 and 2019, respectively.

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

•
statements regarding the outbreak of COVID-19 and its impact on our business and operating results, including any customers not taking delivery of LNG cargoes, the ongoing credit worthiness of our contractual counterparties, any disruptions in our operations or construction of our Trains and the health and safety of our employees, and on our customers, the global economy and the demand for LNG; and

•	any other statements that relate to non-historical or future information.
All of these types of statements, other than statements of historical or present facts or conditions, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “achieve,” “anticipate,” “believe,” “contemplate,” “continue,” “estimate,” “expect,” “intend,” “plan,” “potential,” “predict,” “project,” “pursue,” “target,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this quarterly report and in the other reports and other information that we file with the SEC, including those discussed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2019. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to update or revise any forward-looking statement or provide reasons why actual results may differ, whether as a result of new information, future events or otherwise.

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes. This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Our discussion and analysis includes the following subjects:

•	Overview of Business

•	Overview of Significant Events

•	Impact of COVID-19 and Market Environment

•	Liquidity and Capital Resources

•	Results of Operations

•	Off-Balance Sheet Arrangements

•	Summary of Critical Accounting Estimates

•	Recent Accounting Standards

Overview of Business

Cheniere, a Delaware corporation, is a Houston-based energy infrastructure company primarily engaged in LNG-related businesses. We provide clean, secure and affordable LNG to integrated energy companies, utilities and energy trading companies around the world. We aspire to conduct our business in a safe and responsible manner, delivering a reliable, competitive and integrated source of LNG to our customers. We own and operate the Sabine Pass LNG terminal in Louisiana, one of the largest LNG production facilities in the world, through our ownership interest in and management agreements with Cheniere Partners, which is a publicly traded limited partnership that we created in 2007. As of March 31, 2020, we owned 100% of the general partner interest and 48.6% of the limited partner interest in Cheniere Partners. We also own and operate the Corpus Christi LNG terminal in Texas, which is wholly owned by us.

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

Overview of Significant Events

Our significant events since January 1, 2020 and through the filing date of this Form 10-Q include the following:
Strategic

•	In April 2020, Midship Pipeline Company, LLC, in which we have an equity investment, placed into service the Midship natural gas pipeline and related compression and interconnect facilities.
Operational

•	As of April 27, 2020, more than 1,100 cumulative LNG cargoes totaling over 75 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Projects.
Financial

•
In March 2020, SPL entered into a $1.2 billion Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement (the “2020 SPL Working Capital Facility”), which refinanced its previous working capital facility, reduced the interest rate and extended the maturity date to March 2025.

•
In February 2020, the amended and restated note purchase agreement for the 11.0% Convertible Senior Secured Notes due 2025 (the “2025 CCH HoldCo II Convertible Senior Notes”) was amended to allow CCH HoldCo II the option to redeem all or a portion of the outstanding notes with cash at a price of $1,080 per $1,000 principal amount, at the time of any CCH HoldCo II- or noteholder-initiated conversion through September 2, 2020. In March 2020, CCH HoldCo II redeemed an aggregate outstanding principal amount of $300 million with cash.

Impact of COVID-19 and Market Environment

The business environment in which we operate has been impacted by the recent downturn in the energy market as well as the outbreak of COVID-19 and its progression into a pandemic in March 2020. As a result of these developments, our growth estimates for LNG in 2020 have moderated from previous expectations. Annual LNG demand grew by 13% in 2019 to approximately 360 mtpa. In a report published in the month of April 2020, IHS Markit projected LNG demand in 2020 to reach 363 mtpa, down from a pre-COVID-19 estimate of approximately 377 mtpa. This implies a year-over-year rate of growth of approximately 0.8% in 2020 compared to the implied 4.7% pre-COVID-19 year-over-year growth estimate. While worldwide demand increased by approximately 10% during the three months ended March 31, 2020 compared to the comparable period of 2019, we expect to potentially see year-over-year declines in some future quarters as reduced economic activity affects LNG demand and high storage inventory levels reduce the need for imports. The robust LNG supply additions over the past several years, along with warmer winters and now strict virus containment measures, have exerted downward pressure on global gas prices. As an example, the Dutch Title Transfer Facility (“TTF”), a virtual trading point for natural gas in the Netherlands, averaged $3.35 during the quarter ended March 31, 2020, 51% lower than the comparable period of 2019, while the Japan Korean Marker (“JKM”), an LNG benchmark price assessment for spot physical cargoes delivered ex-ship into certain key markets in Asia, averaged $4.82 during the three months ended March 31, 2020, 43% lower than the comparable period of 2019. As a result of the weaker LNG market environment, as well as customer-specific variables, we have recently experienced an increase in the number of LNG cargoes for which our customers have notified us they will not take delivery. While this may impact our expected LNG production, we do not expect it to have a material impact on our forecasted financial results for 2020, due to the highly contracted nature of our business and the fact that customers continue to be obligated to pay fixed fees for cargoes in relation to which they have exercised their contractual right to cancel. Revenue associated with canceled LNG cargoes is generally recognized upon notice of customer cancellation. During the three months ended March 31, 2020, we recognized revenue of approximately $53 million associated with canceled LNG cargoes.

In addition, in response to the COVID-19 pandemic, we have modified certain business and workforce practices to protect the safety and welfare of our employees who continue to work at our facilities and offices worldwide, as well as implemented certain mitigation efforts to ensure business continuity. In March 2020, we began consulting with a medical advisor, and implemented social distancing through revised shift schedules, work from home policies and designated remote work locations where appropriate, restricted non-essential business travel and began requiring self-screening for employees and contractors. In April 2020, we began utilizing temporary on-site housing for our workforce at our facilities, implemented temperature testing, incorporated medical and social workers to support employees, enforced prior self-isolation and screening for on-site housing and implemented marine operations with zero contact during loading activities. These measures have resulted in increased costs, which we expect to continue until the risks associated with the COVID-19 pandemic diminish. As of April 28, 2020, we have incurred approximately $30 million of such costs.

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

The following table provides a summary of our liquidity position at March 31, 2020 and December 31, 2019 (in millions):

	March 31,	December 31,
	2020	2019
Cash and cash equivalents (1)	$2,399	$2,474
Restricted cash designated for the following purposes:
SPL Project	109	181
CCL Project	94	80
Other	227	259
Available commitments under the following credit facilities:
$1.2 billion Amended and Restated SPL Working Capital Facility (“2015 SPL Working Capital Facility”)	—	786
2020 SPL Working Capital Facility	786	—
CQP Credit Facilities executed in 2019 (“2019 CQP Credit Facilities”)	750	750
$1.2 billion CCH Working Capital Facility (“CCH Working Capital Facility”)	660	729
$1.25 billion Cheniere Revolving Credit Facility (“Cheniere Revolving Credit Facility”)	430	665

(1)
Amounts presented include balances held by our consolidated variable interest entity (“VIE”), Cheniere Partners as discussed in Note 8—Non-controlling Interest and Variable Interest Entity of our Notes to Consolidated Financial Statements. As of March 31, 2020 and December 31, 2019, assets of Cheniere Partners, which are included in our Consolidated Balance Sheets, included $1.7 billion and $1.8 billion, respectively, of cash and cash equivalents.

For additional information regarding our debt agreements, see Note 10—Debt of our Notes to Consolidated Financial Statements in this quarterly report and Note 11—Debt of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2019.

Sabine Pass LNG Terminal

Liquefaction Facilities

The SPL Project is one of the largest LNG production facilities in the world. Through Cheniere Partners, we are currently operating five Trains and two marine berths at the SPL Project and are constructing one additional Train. We have received authorization from the FERC to site, construct and operate Trains 1 through 6, as well as for the construction of a third marine berth. We have achieved substantial completion of the first five Trains of the SPL Project and commenced commercial operating activities for each Train at various times starting in May 2016. The following table summarizes the project completion and construction status of Train 6 of the SPL Project as of March 31, 2020:

SPL Train 6
Overall project completion percentage	53.9%
Completion percentage of:
Engineering	93.8%
Procurement	78.4%
Subcontract work	39.5%
Construction	15.0%
Date of expected substantial completion	1H 2023

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

An application was filed in September 2019 seeking authorization to make additional exports from the SPL Project to FTA countries for a 25-year term and to non-FTA countries for a 20-year term in an amount up to the equivalent of approximately 153 Bcf/yr of natural gas, for a total SPL Project export capacity of approximately 1,662 Bcf/yr. The terms of the authorizations are requested to commence on the date of first commercial export from the SPL Project of the volumes contemplated in the application. In April 2020, the DOE issued an order authorizing SPL to export to FTA countries related to this application, but has not yet issued an order authorizing SPL to export to non-FTA countries for the corresponding LNG volume. A corresponding application for authorization to increase the total LNG production capacity of the SPL Project from the currently authorized level to approximately 1,662 Bcf/yr was also submitted to the FERC and is currently pending.

Customers

SPL has entered into fixed price long-term SPAs generally with terms of 20 years (plus extension rights) with eight third parties for Trains 1 through 6 of the SPL Project. Under these SPAs, the customers will purchase LNG from SPL on a free on board (“FOB”) basis for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG generally equal to approximately 115% of Henry Hub. The customers may elect to cancel or suspend deliveries of LNG cargoes, with advance notice as governed by each respective SPA, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension. We refer to the fee component that is applicable regardless of a cancellation or suspension of LNG cargo deliveries under the SPAs as the fixed fee component of the price under SPL’s SPAs. We refer to the fee component that is applicable only in connection with LNG cargo deliveries as the variable fee component of the price under SPL’s SPAs. The variable fees under SPL’s SPAs were generally sized at the time of entry into each SPA with the intent to cover the costs of gas purchases and transportation and liquefaction fuel to produce the LNG to be sold under each such SPA. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA generally commences upon the date of first commercial delivery of a specified Train.

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

Natural Gas Transportation, Storage and Supply

To ensure SPL is able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, it has entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL and third-party pipeline companies. SPL has entered into firm storage services agreements with third parties to assist in managing variability in natural gas needs for the SPL Project. SPL has also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the SPL Project. As of March 31, 2020, SPL had secured up to approximately 5,300 TBtu of natural gas feedstock through long-term and short-term natural gas supply contracts with remaining terms that range up to 10 years, a portion of which is subject to conditions precedent.
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

The total contract price of the EPC contract for Train 6 of the SPL Project is approximately $2.5 billion, including estimated costs for an optional third marine berth. As of March 31, 2020, we have incurred $1.3 billion under this contract.
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

The remaining approximately 2 Bcf/d of capacity has been reserved under a TUA by SPL. SPL is obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million annually, prior to inflation adjustments, continuing until at least May 2036. SPL entered into a partial TUA assignment agreement with Total, whereby upon substantial completion of Train 5 of the SPL Project, SPL gained access to substantially all of Total’s capacity and other services provided under Total’s TUA with SPLNG. This agreement provides SPL with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity, permit SPL to more flexibly manage its LNG storage capacity and accommodate the development of Train 6. Notwithstanding any arrangements between Total and SPL, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA. During the three months ended March 31, 2020 and 2019, SPL recorded $32 million and $7.5 million, respectively, as operating and maintenance expense under this partial TUA assignment agreement.

Under each of these TUAs, SPLNG is entitled to retain 2% of the LNG delivered to the Sabine Pass LNG terminal.

Capital Resources

We currently expect that SPL’s capital resources requirements with respect to the SPL Project will be financed through project debt and borrowings, cash flows under the SPAs and equity contributions from Cheniere Partners. We believe that with the net proceeds of borrowings, available commitments under the 2020 SPL Working Capital Facility, 2019 CQP Credit Facilities, cash flows from operations and equity contributions from Cheniere Partners, SPL will have adequate financial resources available to meet its currently anticipated capital, operating and debt service requirements with respect to Trains 1 through 6 of the SPL Project. Additionally, SPLNG generates cash flows from the TUAs, as discussed above.

The following table provides a summary of our capital resources from borrowings and available commitments for the Sabine Pass LNG Terminal, excluding equity contributions to our subsidiaries and cash flows from operations (as described in Sources and Uses of Cash), at March 31, 2020 and December 31, 2019 (in millions):

	March 31,	December 31,
	2020	2019
Senior notes (1)	$17,750	$17,750
Credit facilities outstanding balance (2)	—	—
Letters of credit issued (3)	414	414
Available commitments under credit facilities (3)	1,536	1,536
Total capital resources from borrowings and available commitments (4)	$19,700	$19,700

(1)
Includes SPL’s 5.625% Senior Secured Notes due 2021, 6.25% Senior Secured Notes due 2022, 5.625% Senior Secured Notes due 2023, 5.75% Senior Secured Notes due 2024, 5.625% Senior Secured Notes due 2025, 5.875% Senior Secured Notes due 2026 (the “2026 SPL Senior Notes”), 5.00% Senior Secured Notes due 2027 (the “2027 SPL Senior Notes”), 4.200% Senior Secured Notes due 2028 (the “2028 SPL Senior Notes”) and 5.00% Senior Secured Notes due 2037 (the “2037 SPL Senior Notes”) (collectively, the “SPL Senior Notes”), as well as CQP’s $1.5 billion of 5.250% Senior Notes due 2025 (the “2025 CQP Senior Notes”), $1.1 billion of 5.625% Senior Notes due 2026 (the “2026 CQP Senior Notes”) and the 4.500% Senior Notes due 2029 (the “2029 CQP Senior Notes”) (collectively, the “CQP Senior Notes”).

(2)
Includes outstanding balances under the 2015 SPL Working Capital Facility, 2020 SPL Working Capital Facility and 2019 CQP Credit Facilities, inclusive of any portion of the 2020 SPL Working Capital Facility and 2019 CQP Credit Facilities that may be used for general corporate purposes.

(3)	Consists of 2015 SPL Working Capital Facility, 2020 SPL Working Capital Facility and 2019 CQP Credit Facilities.

(4)	Does not include equity contributions that may be available from Cheniere’s borrowings under its convertible notes, which may be used for the Sabine Pass LNG Terminal.

For additional information regarding our debt agreements related to the Sabine Pass LNG Terminal, see Note 10—Debt of our Notes to Consolidated Financial Statements in this quarterly report and Note 11—Debt of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2019.

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

Both the indenture governing the 2037 SPL Senior Notes (the “2037 SPL Senior Notes Indenture”) and the common indenture governing the remainder of the SPL Senior Notes (the “SPL Indenture”) include restrictive covenants. SPL may incur additional indebtedness in the future, including by issuing additional notes, and such indebtedness could be at higher interest rates and have different maturity dates and more restrictive covenants than the current outstanding indebtedness of SPL, including the SPL Senior Notes and the 2020 SPL Working Capital Facility. Under the 2037 SPL Senior Notes Indenture and the SPL Indenture, SPL may not make any distributions until, among other requirements, deposits are made into debt service reserve accounts as required and a debt service coverage ratio test of 1.25:1.00 is satisfied. Semi-annual principal payments for the 2037 SPL Senior Notes are due on March 15 and September 15 of each year beginning September 15, 2025 and are fully amortizing according to a fixed sculpted amortization schedule.
2015 SPL Working Capital Facility

In March 2020, SPL terminated the remaining commitments under the 2015 SPL Working Capital Facility. As of December 31, 2019, SPL had $786 million of available commitments, $414 million aggregate amount of issued letters of credit and no outstanding borrowings under the 2015 SPL Working Capital Facility.

2020 SPL Working Capital Facility

In March 2020, SPL entered into the 2020 SPL Working Capital Facility with aggregate commitments of $1.2 billion, which replaced the 2015 SPL Working Capital Facility. The 2020 SPL Working Capital Facility is intended to be used for loans to SPL, swing line loans to SPL and the issuance of letters of credit on behalf of SPL, primarily for (1) the refinancing of the 2015 SPL Working Capital Facility, (2) fees and expenses related to the 2020 SPL Working Capital Facility, (3) SPL’s gas purchase obligations and (4) SPL and certain of its future subsidiaries’ general corporate purposes. SPL may, from time to time, request increases in the commitments under the 2020 SPL Working Capital Facility of up to $800 million. As of March 31, 2020, SPL had $786 million of available commitments, $414 million aggregate amount of issued letters of credit and no outstanding borrowings under the 2020 SPL Working Capital Facility.
The 2020 SPL Working Capital Facility matures on March 19, 2025, but may be extended with consent of the lenders. The 2020 SPL Working Capital Facility provides for mandatory prepayments under customary circumstances.

The 2020 SPL Working Capital Facility contains customary conditions precedent for extensions of credit, as well as customary affirmative and negative covenants. SPL is restricted from making certain distributions under agreements governing its indebtedness generally until, among other requirements, satisfaction of a 12-month forward-looking and backward-looking 1.25:1.00 debt service reserve ratio test. The obligations of SPL under the 2020 SPL Working Capital Facility are secured by substantially all of the assets of SPL as well as a pledge of all of the membership interests in SPL and certain future subsidiaries of SPL on a pari passu basis by a first priority lien with the SPL Senior Notes.

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

2019 CQP Credit Facilities

In May 2019, Cheniere Partners entered into the 2019 CQP Credit Facilities, which consisted of the $750 million term loan (“CQP Term Facility”), which was prepaid and terminated upon issuance of the 2029 CQP Senior Notes in September 2019, and the $750 million revolving credit facility (“CQP Revolving Facility”). Borrowings under the 2019 CQP Credit Facilities will be used to fund the development and construction of Train 6 of the SPL Project and for general corporate purposes, subject to a sublimit, and the 2019 CQP Credit Facilities are also available for the issuance of letters of credit. As of both March 31, 2020 and December 31, 2019, CQP had $750 million of available commitments and no letters of credit issued or loans outstanding under the 2019 CQP Credit Facilities.

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

Corpus Christi LNG Terminal

Liquefaction Facilities

We are currently operating two Trains and one marine berth at the CCL Project and are constructing one additional Train and marine berth. We have received authorization from the FERC to site, construct and operate Trains 1 through 3 of the CCL Project. We completed construction of Trains 1 and 2 of the CCL Project and commenced commercial operating activities in February 2019 and August 2019, respectively. The following table summarizes the project completion and construction status of Train 3 of the CCL Project, including the related infrastructure, as of March 31, 2020:

CCL Train 3
Overall project completion percentage	83.7%
Completion percentage of:
Engineering	99.2%
Procurement	99.6%
Subcontract work	69.5%
Construction	63.0%
Expected date of substantial completion	1H 2021

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

Natural Gas Transportation, Storage and Supply

To ensure CCL is able to transport adequate natural gas feedstock to the Corpus Christi LNG terminal, it has entered into transportation precedent agreements to secure firm pipeline transportation capacity with CCP and certain third-party pipeline companies. CCL has entered into a firm storage services agreement with a third party to assist in managing variability in natural gas needs for the CCL Project. CCL has also entered into enabling agreements and long-term natural gas supply contracts with third parties, and will continue to enter into such agreements, in order to secure natural gas feedstock for the CCL Project. As of March 31, 2020, CCL had secured up to approximately 3,182 TBtu of natural gas feedstock through long-term natural gas supply contracts with remaining terms that range up to 10 years, a portion of which is subject to the achievement of certain project milestones and other conditions precedent.
CCL Stage III has also entered into long-term natural gas supply contracts with third parties, and anticipates continuing to enter into such agreements, in order to secure natural gas feedstock for Corpus Christi Stage 3. As of March 31, 2020, CCL Stage III had secured up to approximately 2,361 TBtu of natural gas feedstock through long-term natural gas supply contracts with remaining terms that range up to approximately 15 years, which is subject to the achievement of certain project milestones and other conditions precedent.

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

The total contract price of the EPC contract for Train 3, which is currently under construction, is approximately $2.4 billion, reflecting amounts incurred under change orders through March 31, 2020. As of March 31, 2020, we have incurred $2.1 billion under this contract.

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

Capital Resources

The CCH Group expects to finance the construction costs of the CCL Project from one or more of the following: operating cash flows from CCL and CCP, project debt and equity contributions from Cheniere. The following table provides a summary of the capital resources of the CCH Group from borrowings and available commitments for the CCL Project, excluding equity contributions from Cheniere, at March 31, 2020 and December 31, 2019 (in millions):

	March 31,	December 31,
	2020	2019
Senior notes (1)	$6,952	$6,952
11.0% Convertible Senior Secured Notes due 2025 (2)	700	1,000
Credit facilities outstanding balance (3)	3,424	3,283
Letters of credit issued (3)	399	471
Available commitments under credit facilities (3)	660	729
Total capital resources from borrowings and available commitments (4)	$12,135	$12,435

(1)
Includes CCH’s 7.000% Senior Secured Notes due 2024 (the “2024 CCH Senior Notes”), 5.875% Senior Secured Notes due 2025 (the “2025 CCH Senior Notes”), 5.125% Senior Secured Notes due 2027 (the “2027 CCH Senior Notes”), 3.700% Senior Secured Notes due 2029 (the "2029 CCH Senior Notes"), 4.80% Senior Secured Notes due 2039 (the “4.80% CCH Senior Notes”) and 3.925% Senior Secured Notes due 2039 (the "3.925% CCH Senior Notes") (collectively, the “CCH Senior Notes”).

(2)	Aggregate original principal amount before debt discount and debt issuance costs and interest paid-in-kind.

(3)	Includes CCH’s amended and restated credit facility (“CCH Credit Facility”) and CCH Working Capital Facility.

(4)
Does not include equity contributions that may be available from Cheniere’s borrowings under the 4.875% Convertible Unsecured Notes due 2021 (the “2021 Cheniere Convertible Unsecured Notes”), 4.25% Convertible Senior Notes due 2045 (the “2045 Cheniere Convertible Senior Notes”) and Cheniere Revolving Credit Facility, which may be used for the CCL Project.

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

In February 2020, the amended and restated note purchase agreement for the 2025 CCH HoldCo II Convertible Senior Notes was amended to allow CCH HoldCo II the option to redeem all or a portion of the outstanding notes with cash at a price of $1,080 per $1,000 principal amount, at the time of any CCH HoldCo II- or noteholder-initiated conversion through September 2, 2020. In March 2020, CCH HoldCo II redeemed an aggregate outstanding principal amount of $300 million with cash. CCH HoldCo II retains the ability to convert the 2025 CCH HoldCo II Convertible Senior Notes into our common stock at a conversion price equal to the lower of (1) a 10% discount to the average of the daily volume-weighted average price (“VWAP”) of our common stock for the 90 trading day period prior to the date on which notice of conversion is provided and (2) a 10% discount to the closing price of our common stock on the trading day preceding the date on which notice of conversion is provided. The noteholders retain the ability to request conversion into our common stock at a conversion price equal to the average of the daily VWAP of our common stock for the 90 trading day period preceding the date on which notice of requested conversion is provided. Conversions remain subject to various limitations and conditions.

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
CCH Credit Facility

In May 2018, CCH amended and restated the CCH Credit Facility to increase total commitments under the CCH Credit Facility from $4.6 billion to $6.1 billion. The obligations of CCH under the CCH Credit Facility are secured by a first priority lien on substantially all of the assets of CCH and its subsidiaries and by a pledge by CCH HoldCo I of its limited liability company interests in CCH. As of both March 31, 2020 and December 31, 2019, CCH had no available commitments and $3.3 billion of loans outstanding under the CCH Credit Facility.

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
CCH Working Capital Facility

In June 2018, CCH amended and restated the CCH Working Capital Facility to increase total commitments under the CCH Working Capital Facility from $350 million to $1.2 billion. The CCH Working Capital Facility is intended to be used for loans to CCH (“CCH Working Capital Loans”) and the issuance of letters of credit on behalf of CCH for certain working capital requirements related to developing and operating the CCL Project and for related business purposes. Loans under the CCH Working Capital Facility are guaranteed by the CCH Guarantors. CCH may, from time to time, request increases in the commitments under the CCH Working Capital Facility of up to the maximum allowed for working capital under the Common Terms Agreement that was entered into concurrently with the CCH Credit Facility. As of March 31, 2020 and December 31, 2019, CCH had $660 million and $729 million of available commitments, $399 million and $471 million aggregate amount of issued letters of credit and $141 million and zero of loans outstanding under the CCH Working Capital Facility, respectively.

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

Cheniere

Convertible Notes

In November 2014, we issued an aggregate principal amount of $1.0 billion of the 2021 Cheniere Convertible Unsecured Notes. The 2021 Cheniere Convertible Unsecured Notes are convertible at the option of the holder into our common stock at the then applicable conversion rate, provided that the closing price of our common stock is greater than or equal to the conversion price on the date of conversion. In March 2015, we issued $625 million aggregate principal amount of unsecured 2045 Cheniere Convertible Senior Notes. We have the right, at our option, at any time after March 15, 2020, to redeem all or any part of the 2045 Cheniere Convertible Senior Notes at a redemption price equal to the accreted amount of the 2045 Cheniere Convertible Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to such redemption date. We have the option to satisfy the conversion obligation for the 2021 Cheniere Convertible Unsecured Notes and the 2045 Cheniere Convertible Senior Notes with cash, common stock or a combination thereof.

Cheniere Revolving Credit Facility

In December 2018, we amended and restated the Cheniere Revolving Credit Facility to increase total commitments under the Cheniere Revolving Credit Facility from $750 million to $1.25 billion. The Cheniere Revolving Credit Facility is intended to fund, through loans and letters of credit, equity capital contributions to CCH HoldCo II and its subsidiaries for the development of the CCL Project and, provided that certain conditions are met, for general corporate purposes. As of March 31, 2020 and December 31, 2019, we had $430 million and $665 million of available commitments, $365 million and $585 million aggregate amount of issued letters of credit and $455 million and zero of loans outstanding under the Cheniere Revolving Credit Facility, respectively.

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

Cash Receipts from Subsidiaries

Our ownership interest in the Sabine Pass LNG terminal is held through Cheniere Partners. As of March 31, 2020, we owned a 48.6% limited partner interest in Cheniere Partners in the form of 104.5 million common units and 135.4 million subordinated units. We also own 100% of the general partner interest and the incentive distribution rights in Cheniere Partners. We are eligible to receive quarterly equity distributions from Cheniere Partners related to our ownership interests and our incentive distribution rights.

We also receive fees for providing management services to some of our subsidiaries. We received $25 million and $20 million in total service fees from these subsidiaries during the three months ended March 31, 2020 and 2019, respectively.

Share Repurchase Program

On June 3, 2019, we announced that our Board authorized a 3-year, $1.0 billion share repurchase program. During the three months ended March 31, 2020, we repurchased an aggregate of 2.9 million shares of our common stock for $155 million, for a weighted average price per share of $53.88. As of March 31, 2020, we had up to $596 million of the share repurchase program available. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The timing and amount of any shares of our common stock that are repurchased under the share repurchase program will be determined by our management based on market conditions and other factors.  The share repurchase program does not obligate us to acquire any particular amount of common stock, and may be modified, suspended or discontinued at any time or from time to time at our discretion.

Marketing

We market and sell LNG produced by the Liquefaction Projects that is not required for other customers through our integrated marketing function. We have, and continue to develop, a portfolio of long-, medium- and short-term SPAs to transport and unload commercial LNG cargoes to locations worldwide. These volumes are expected to be primarily sourced by LNG produced by the Liquefaction Projects but supplemented by volumes procured from other locations worldwide, as needed. As of March 31, 2020, we have sold or have options to sell approximately 4,856 TBtu of LNG to be delivered to customers between 2020 and 2045, excluding volumes for agreements that may be assigned to SPL in the future.  The cargoes have been sold either on a FOB basis (delivered to the customer at the Sabine Pass LNG terminal or the Corpus Christi LNG terminal, as applicable) or a delivered at terminal (“DAT”) basis (delivered to the customer at their LNG receiving terminal). We have chartered LNG vessels to be utilized for cargoes sold on a DAT basis. In addition, we have entered into a long-term agreement to sell LNG cargoes on a DAT basis that is conditioned upon the buyer achieving certain milestones.

Cheniere Marketing entered into uncommitted trade finance facilities with available commitments of $420 million as of March 31, 2020, primarily to be used for the purchase and sale of LNG for ultimate resale in the course of its operations. The finance facilities are intended to be used for advances, guarantees or the issuance of letters of credit or standby letters of credit on behalf of Cheniere Marketing. As of March 31, 2020 and December 31, 2019, Cheniere Marketing had $4 million and $41 million, respectively, in standby letters of credit and guarantees outstanding under the finance facilities. As of March 31, 2020 and December 31, 2019, Cheniere Marketing had zero and $71 million, respectively, in loans outstanding under the finance facilities. As of March 31, 2020, there were no loans outstanding under the finance facilities. Cheniere Marketing pays interest or fees on utilized commitments.

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

We have made an equity investment in Midship Holdings, LLC (“Midship Holdings”), which manages the business and affairs of Midship Pipeline. Midship Pipeline is constructing the Midship Project with expected capacity of up to 1.44 million Dekatherms per day that will connect new gas production in the Anadarko Basin to Gulf Coast markets, including markets serving the Liquefaction Projects. Construction of the Midship Project commenced in the first quarter of 2019 and the Midship Project was placed in service in April 2020.

Restrictive Debt Covenants

As of March 31, 2020, each of our issuers was in compliance with all covenants related to their respective debt agreements.

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
Sources and Uses of Cash

The following table summarizes the sources and uses of our cash, cash equivalents and restricted cash for the three months ended March 31, 2020 and 2019 (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Three Months Ended March 31,
	2020	2019
Operating cash flows	$574	$412
Investing cash flows	(654)	(651)
Financing cash flows	(85)	94

Net decrease in cash, cash equivalents and restricted cash	(165)	(145)
Cash, cash equivalents and restricted cash—beginning of period	2,994	3,156
Cash, cash equivalents and restricted cash—end of period	$2,829	$3,011

Operating Cash Flows

Our operating cash net inflows during the three months ended March 31, 2020 and 2019 were $574 million and $412 million, respectively. The $162 million increase in operating cash inflows in 2020 compared to 2019 was primarily related to increased operating costs and expenses, which were partially offset by increased cash receipts from the sale of LNG cargoes, as a result of the additional Trains that were operating at the Liquefaction Projects in 2020.
Investing Cash Flows

Investing cash net outflows during the three months ended March 31, 2020 and 2019 were $654 million and $651 million, respectively, and were primarily used to fund the construction costs for the Liquefaction Projects. These costs are capitalized as construction-in-process until achievement of substantial completion. Additionally, we invested $90 million and $24 million in Midship Holdings, our equity method investment, during the three months ended March 31, 2020 and 2019, respectively.

Financing Cash Flows

Financing cash net outflows during the three months ended March 31, 2020 were $85 million, primarily as a result of:

•	$455 million of borrowings under the Cheniere Revolving Credit Facility;

•	$141 million of borrowings under the CCH Working Capital Facility;

•	$300 million principal amount of the 2025 CCH HoldCo II Convertible Senior Notes converted into cash;

•	$154 million of distributions to non-controlling interest by Cheniere Partners;

•	$155 million paid to repurchase approximately 3 million shares of our common stock under the share repurchase program; and

•	$39 million paid for tax withholdings for share-based compensation.

Financing cash net inflows during the three months ended March 31, 2019 were $94 million, primarily as a result of:

•	$491 million of borrowings under the CCH Credit Facility;

•	$201 million of borrowings and $369 million in repayments under the CCH Working Capital Facility;

•	$72 million of net repayments related to our Cheniere Marketing trade financing facilities;

•	$144 million of distributions to non-controlling interest by Cheniere Partners; and

•	$12 million paid for tax withholdings for share-based compensation.

Results of Operations

The following charts summarize the number of Trains that were in operation during the year ended December 31, 2019 and the three months ended March 31, 2020 and total revenues and total LNG volumes loaded from our Liquefaction Projects (including both operational and commissioning volumes) during the three months ended March 31, 2020 and 2019:

The following table summarizes the volumes of operational and commissioning LNG cargoes that were loaded from the Liquefaction Projects, which were recognized on our Consolidated Financial Statements during the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
(in TBtu)	Operational	Commissioning
Volumes loaded during the current period	455	—
Volumes loaded during the prior period but recognized during the current period	33	—
Less: volumes loaded during the current period and in transit at the end of the period	(29)	—
Total volumes recognized in the current period	459	—

Our consolidated net income attributable to common stockholders was $375 million, or $1.48 per share—basic and $1.43 per share—diluted, in the three months ended March 31, 2020, compared to net income attributable to common stockholders of

$141 million, or $0.55 per share—basic and $0.54 per share—diluted, in the three months ended March 31, 2019. This $234 million increase in net income attributable to common stockholders in 2020 was primarily attributable to increased gross margins due to increased volume of LNG sold partially offset by decreased pricing on LNG and from increased derivative gains on commodity derivatives, which were partially offset by increases in (1) interest rate derivative loss, net, (2) interest expense, net of amounts capitalized, (3) income tax provision, (4) operating and maintenance expense and (5) depreciation and amortization expense.

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

Revenues

	Three Months Ended March 31,
(in millions)	2020	2019	Change
LNG revenues	$2,568	$2,143	$425
Regasification revenues	67	66	1
Other revenues	74	52	22
Total revenues	$2,709	$2,261	$448

We begin recognizing LNG revenues from the Liquefaction Projects following the substantial completion and the commencement of operating activities of the respective Trains. Increased Trains in operation over the comparable period resulted in additional revenue from the increased volume of LNG sold. The increase in revenue attributable to LNG volume sold during the three months ended March 31, 2020 from the comparable period in 2019 was partially offset by decreased LNG revenues per MMBtu, which was primarily affected by decreased pricing on LNG and to a lesser degree, market prices realized for volumes sold by our integrated marketing function. Additionally, the increase in other revenues was primarily due to an increase in sub-chartering income. LNG revenues during the three months ended March 31, 2020 also included $53 million in revenues attributable to LNG cargoes contractually canceled by our customers, for which revenue is generally recognized upon notice of customer cancellation. We expect our LNG revenues to increase in the future upon Train 3 of the CCL Project and Train 6 of the SPL Project becoming operational.

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. During the three months ended March 31, 2019, we realized offsets to LNG terminal costs of $202 million corresponding to 28 TBtu, respectively, that were related to the sale of commissioning cargoes from the Liquefaction Projects. We did not realize any offsets to LNG terminal costs during the three months ended March 31, 2020.

Also included in LNG revenues are gains and losses from derivative instruments and the sale of unutilized natural gas procured for the liquefaction process. We recognized revenues of $265 million and $134 million during the three months ended March 31, 2020 and 2019, respectively, related to derivative instruments and other revenues from these transactions.

The following table presents the components of LNG revenues and the corresponding LNG volumes sold:

	Three Months Ended March 31,
	2020	2019
LNG revenues (in millions):
LNG from the Liquefaction Projects sold under third party long-term agreements (1)	$1,907	$1,517
LNG from the Liquefaction Projects sold by our integrated marketing function under short-term agreements	325	339
LNG procured from third parties	71	153
Other revenues and derivative gains	265	134
Total LNG revenues	$2,568	$2,143

Volumes delivered as LNG revenues (in TBtu):
LNG from the Liquefaction Projects sold under third party long-term agreements (1)	366	236
LNG from the Liquefaction Projects sold by our integrated marketing function under short-term agreements	93	46
LNG procured from third parties	14	18
Total volumes delivered as LNG revenues	473	300

(1)
Long-term agreements include agreements with a tenure of 12 months or more. LNG revenues include revenues with no corresponding volumes attributable to LNG cargoes contractually canceled by our customers, with revenue generally recognized upon notice of customer cancellation.

Operating costs and expenses

	Three Months Ended March 31,
(in millions)	2020	2019	Change
Cost of sales	$724	$1,214	$(490)
Operating and maintenance expense	316	221	95
Development expense	4	1	3
Selling, general and administrative expense	81	73	8
Depreciation and amortization expense	233	144	89
Impairment expense and loss on disposal of assets	5	2	3
Total operating costs and expenses	$1,363	$1,655	$(292)

Our total operating costs and expenses decreased during the three months ended March 31, 2020 from the three months ended March 31, 2019, primarily as a result of decreased cost of sales from increased derivative gains and lower pricing of natural gas feedstock, partially offset by increased operating and maintenance expense from additional operating Trains between the periods and increased depreciation and amortization expense.

Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Projects, to the extent those costs are not utilized for the commissioning process. Cost of sales decreased during the three months ended March 31, 2020 from the three months ended March 31, 2019 primarily due to increased derivative gains from an increase in fair value of the derivatives associated with economic hedges to secure natural gas feedstock for the Liquefaction Projects, primarily due to a favorable shift in long-term forward prices relative to our hedged position. Additionally, cost of natural gas feedstock decreased between the periods due to decreased pricing, which was partially offset by increased volume. Partially offsetting these decreases was an increase in vessel charter costs. Cost of sales also includes port and canal fees, variable transportation and storage costs and the sale of natural gas procured for the liquefaction process and other costs to convert natural gas into LNG.

Operating and maintenance expense primarily includes costs associated with operating and maintaining the Liquefaction Projects. The increase in operating and maintenance expense during the three months ended March 31, 2020 from the comparable 2019 period was primarily as a result of the increase in operating Trains. The increase during the three months ended March 31, 2020 from the comparable period in 2019 was primarily related to: (1) increased natural gas transportation and storage capacity demand charges from operating Train 5 of the SPL Project and Trains 1 and 2 of the CCL Project following the respective substantial completions, (2) increased TUA reservation charges due to Total under the partial TUA assignment agreement and (3) increased payroll and benefit costs from increased headcount to operate Train 5 of the SPL Project and Trains 1 and 2 of the CCL Project.

Depreciation and amortization expense increased during the three months ended March 31, 2020 from the three months ended March 31, 2019 as a result of an increased number of operational Trains, as the related assets began depreciating upon reaching substantial completion.

We expect our operating costs and expenses to generally increase in the future upon Train 3 of the CCL Project and Train 6 of the SPL Project achieving substantial completion, although we expect certain costs will not proportionally increase with the number of operational Trains as cost efficiencies will be realized.

Other expense (income)

	Three Months Ended March 31,
(in millions)	2020	2019	Change
Interest expense, net of capitalized interest	$412	$247	$165
Loss on modification or extinguishment of debt	1	—	1
Interest rate derivative loss, net	208	35	173
Other income, net	(9)	(16)	7
Total other expense	$612	$266	$346

Interest expense, net of capitalized interest, increased during the three months ended March 31, 2020 from the three months ended March 31, 2019 as a result of a decrease in the portion of total interest costs that is eligible for capitalization as additional Trains of the Liquefaction Projects completed construction between the periods. During the three months ended March 31, 2020 and 2019, we incurred $471 million and $448 million of total interest cost, respectively, of which we capitalized $59 million and $201 million, respectively, which was primarily related to interest costs incurred to construct the remaining assets of the Liquefaction Projects.

Derivative loss, net increased during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to an unfavorable shift in the long-term forward LIBOR curve between the periods.

Other income, net decreased during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to a decrease in interest income earned on our cash and cash equivalents and restricted cash.

Income tax provision

	Three Months Ended March 31,
(in millions)	2020	2019	Change
Income before income taxes and non-controlling interest	$734	$340	$394
Income tax provision	(131)	(3)	(128)
Effective tax rate	17.8%	0.9%

The effective tax rate for the three months ended March 31, 2020 is lower than the 21% federal statutory rate primarily due to income allocated to non-controlling interest that is not taxable to Cheniere, partially offset by a one-time discrete event related to an internal tax restructuring. The discrete item resulted in expense of $38 million for the three months ended March 31, 2020. The effective tax rate for the three months ended March 31, 2019 is lower than the 21% federal statutory rate primarily due to maintaining a valuation allowance against our federal deferred tax assets.

On March 27, 2020, the Coronavirus Aid, Relief and Economic (CARES) Act (“the CARES Act”) was signed into law which provides numerous tax changes in response to the COVID-19 pandemic. The most significant provision expected to impact us is the modification to the business interest expense limitation. The CARES Act increases the adjusted taxable income limitation from 30% to 50% for business interest deductions in 2019 and 2020 and will allow us to deduct additional business interest expense in 2020.

Net income attributable to non-controlling interest

	Three Months Ended March 31,
(in millions)	2020	2019	Change
Net income attributable to non-controlling interest	$228	$196	$32

Net income attributable to non-controlling interest increased during the three months ended March 31, 2020 from the three months ended March 31, 2019 primarily due to an increase in consolidated net income recognized by Cheniere Partners. The consolidated net income recognized by Cheniere Partners increased from $385 million in the three months ended March 31, 2019 to $435 million in the three months ended March 31, 2020 primarily due increased gross margins due to higher volumes of LNG, partially offset by increases in (1) interest expense, net of capitalized interest, (2) depreciation and amortization expense and (3) operating and maintenance expense.

Off-Balance Sheet Arrangements

As of March 31, 2020, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

Summary of Critical Accounting Estimates

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our annual report on Form 10-K for the year ended December 31, 2019.

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

	March 31, 2020		December 31, 2019
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$678	$180	$149	$179
LNG Trading Derivatives	185	2	165	22

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

	March 31, 2020		December 31, 2019
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
CCH Interest Rate Derivatives	$(197)	$4	$(81)	$19
CCH Interest Rate Forward Start Derivatives	(92)	9	(8)	15

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

	March 31, 2020		December 31, 2019
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
FX Derivatives	$23	$2	$4	$—

See Note 6—Derivative Instruments for additional details about our derivative instruments.

ITEM 4.	CONTROLS AND PROCEDURES

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

PART II.     OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. There have been no material changes to the legal proceedings disclosed in our annual report on Form 10-K for the year ended December 31, 2019.

ITEM 1A.	RISK FACTORS

The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2019. Except as presented below, there have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2019.

The outbreak of COVID-19 and volatility in the energy markets may materially and adversely affect our business, financial condition, operating results, cash flow, liquidity and prospects.

The outbreak of COVID-19 and its development into a pandemic in March 2020 have resulted in significant disruption globally. Actions taken by various governmental authorities, individuals and companies around the world to prevent the spread of COVID-19 have restricted travel, business operations, and the overall level of individual movement and in-person interaction across the globe. Additionally, recent disputes over production levels between members of the Organization of Petroleum Exporting Countries and other oil producing countries has resulted in increased volatility in oil and natural gas prices.

The extent, duration and magnitude of the COVID-19 pandemic’s effects will depend on future developments, all of which are highly uncertain and difficult to predict, including the impact of the pandemic on global and regional economies, travel, and economic activity, as well as actions taken by governments, business and individuals in response to the pandemic or any future resurgence. These developments include the impact of the COVID-19 pandemic on unemployment rates, the demand for oil and natural gas, levels of consumer confidence and the post-pandemic pace of recovery.

Many uncertainties remain with respect to the COVID-19 pandemic, and we continue to monitor the rapidly evolving situation. The COVID-19 pandemic alone or coupled with continued volatility in the energy markets may materially and adversely affect our business, financial condition, operating results, cash flow, liquidity and prospects or have the effect of heightening many of the other risks described herein and in our annual report on Form 10-K for the year ended December 31, 2019. The extent to which our business, contracts, financial condition, operating results, cash flow, liquidity and prospects are affected by the COVID-19 outbreak or volatility in the energy markets will depend on various factors beyond our control and are highly uncertain, including the duration and scope of the outbreak, decreased demand for LNG and the resulting economic effects of the outbreak of COVID-19.

Our ability to generate cash is substantially dependent upon the performance by customers under long-term contracts that we have entered into, and we could be materially and adversely affected if any significant customer fails to perform its contractual obligations for any reason.

Our future results and liquidity are substantially dependent upon performance by our customers to make payments under long-term contracts. As of March 31, 2020, SPL had SPAs with eight third-party customers, CCL had SPAs with nine third-party customers and our integrated marketing function had a limited number of SPAs with third-party customers. In addition, SPLNG had TUAs with two third-party customers. We are dependent on each customer’s continued willingness and ability to perform its obligations under its SPA or TUA. We are exposed to the credit risk of any guarantor of these customers’ obligations under their respective agreements in the event that we must seek recourse under a guaranty. As a result of the disruptions caused by the COVID-19 pandemic and the volatility in the energy markets, we believe we are exposed to heightened credit and performance risk of our customers. Additionally, some customers have indicated to us that COVID-19 has begun to impact their operations and/or may impact their operations in the future. Some of our SPA customers’ primary countries of business have experienced a significant number of COVID-19 cases and/or have been subject to government imposed lockdown or quarantine measures. Although we believe that impacts of the COVID-19 pandemic on LNG regasification facilities, downstream markets and broader energy demand do not constitute valid force majeure claims under our FOB LNG SPAs, if any significant customer fails to perform its obligations under its SPA or TUA, our business, contracts, financial condition, operating results, cash flow, liquidity and prospects could be materially and adversely affected, even if we were ultimately successful in seeking damages from that customer or its guarantor for a breach of the agreement.
Cost overruns and delays in the completion of one or more Trains, as well as difficulties in obtaining sufficient financing to pay for such costs and delays, could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

The actual construction costs of the Trains may be significantly higher than our current estimates as a result of many factors, including change orders under existing or future EPC contracts resulting from the occurrence of certain specified events that may give our EPC contractor the right to cause us to enter into change orders or resulting from changes with which we otherwise agree. We have already experienced increased costs due to change orders. As construction progresses, we may decide or be forced to submit change orders to our contractor that could result in longer construction periods, higher construction costs or both, including change orders to comply with existing or future environmental or other regulations.

The outbreak of COVID-19 and the resulting actions taken by governmental and regulatory authorities to prevent the spread of COVID-19 may cause a slow-down in the construction of one or more Trains. Our EPC contractor has advised us of voluntary proactive measures it is taking to protect employees and to mitigate risks associated with COVID-19, however, it has not indicated that there will be any changes to the project cost or schedule and is still performing its obligations under its EPC contracts. While the construction of Trains is continuing, if there was a major outbreak of COVID-19 at any construction site or the implementation of restrictions by the government that prevented construction for an extended period, we could experience significant delays in the construction of one or more Trains.

Delays in the construction of one or more Trains beyond the estimated development periods, as well as change orders to our existing EPC contracts or any future EPC contract related to additional Trains, could increase the cost of completion beyond the amounts that we estimate, which could require us to obtain additional sources of financing to fund our operations until the applicable liquefaction project is fully constructed (which could cause further delays). Our ability to obtain financing that may be needed to provide additional funding to cover increased costs will depend, in part, on factors beyond our control. Accordingly, we may not be able to obtain financing on terms that are acceptable to us, or at all. Even if we are able to obtain financing, we may have to accept terms that are disadvantageous to us or that may have a material adverse effect on our current or future business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Outbreaks of infectious diseases, such as the outbreak of COVID-19, at one or more of our facilities could adversely affect our operations.

Federal, state and local governments have enacted various measures to try to contain the outbreak of COVID-19, such as travel bans and restrictions, quarantines, shelter-in-place orders and business shutdowns. Our facilities at the Sabine Pass LNG terminal and Corpus Christi LNG terminal are critical infrastructure and have continued to operate during the outbreak, which means that we must keep our employees who operate our facilities safe and minimize unnecessary risk of exposure to the virus. In response, we have taken extra precautionary measures to protect the continued safety and welfare of our employees who continue to work at our facilities and have modified certain business and workforce practices, such as implementing work from home policies where appropriate. The measures taken to prevent an outbreak at our facilities have resulted in increased costs. If a large number of our employees in those critical facilities were to contract COVID-19 at the same time, our operations could be adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes stock repurchases for the three months ended March 31, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans (3)
January 1 - 31, 2020	689,407	$60.91	681,100	$709,400,285
February 1 - 29, 2020	961,734	$55.97	225,892	$695,992,139
March 1 - 31, 2020	1,968,384	$50.80	1,968,384	$595,952,809
Total	3,619,525	$54.11	2,875,376

(1)
Includes issued shares surrendered to us by participants in our share-based compensation plans for payment of applicable tax withholdings on the vesting of share-based compensation awards. Associated shares surrendered by participants are repurchased pursuant to terms of the plan and award agreements and not as part of the publicly announced share repurchase plan.

(2)	The price paid per share was based on the average trading price of our common stock on the dates on which we repurchased the shares.

(3)	On June 3, 2019, we announced that our Board authorized a 3-year, $1 billion share repurchase program. For additional information, see Note 16—Share Repurchase Program.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1*
Omnibus Amendment 4 to Amended and Restated Note Purchase Agreement, Amendment to Registration Rights Agreement and Administrative Agent and Technical Agent Resignation and Appointment Agreement, dated as of February 18, 2020, by and among CCH HoldCo II, as Issuer, EIG Management Company, LLC, as resigning administrative agent and as technical agent, The Bank of New York Mellon, as collateral agent and as Successor Agent and the note holders identified therein

10.2
Amendment 5 to Amended and Restated Note Purchase Agreement, dated as of February 24, 2020, by and among CCH HoldCo II, as Issuer, the Company, EIG Management Company, LLC, as technical agent, The Bank of New York Mellon, as administrative agent and collateral agent and the note holders identified therein (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on February 25, 2020)

10.3
Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement, among SPL, as borrower, certain subsidiaries of SPL, The Bank of Nova Scotia, as Senior Facility Agent, Société Générale, as the Common Security Trustee, the issuing banks and lenders from time to time party thereto and other participants (Incorporated by reference to Exhibit 10.1 to SPL’s Current Report on Form 8-K (SEC File No. 333-192373), filed on March 23, 2020)

10.4
Third Amended and Restated Common Terms Agreement, among SPL, as borrower, the Secured Debt Holder Group Representatives party thereto, the Secured Hedge Representatives party thereto, the Secured Gas Hedge Representatives party thereto and Société Générale, as the Common Security Trustee and the Intercreditor Agent (Incorporated by reference to Exhibit 10.2 to SPL’s Current Report on Form 8-K (SEC File No. 333-192373), filed on March 23, 2020)

10.5
Third Amended and Restated Accounts Agreement, among SPL, certain subsidiaries of SPL, Société Générale, as the Common Security Trustee, and Citibank, N.A. as the Accounts Bank (Incorporated by reference to Exhibit 10.3 to SPL’s Current Report on Form 8-K (SEC File No. 333-192373), filed on March 23, 2020)

10.6*
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between SPL and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-00013 Cost to Comply with SPL FTZ (FTZ entries, bonded transports and receipts for AG Pipe Spools Only), dated February 10, 2020, (ii) the Change Order CO-00014 Permanent Access Road to Third Berth, dated February 10, 2020, (iii) the Change Order CO-00015 Modifications to Schedule Bonus Language, dated February 10, 2020, (iv) the Change Order CO-00016 LNG Berth 3 LNTP No 3, dated January 31, 2020 and (v) the Change Order CO-00017 Construction Doc Fender Guards and LP Fuel Gas Overpressure Interlock, dated March 18, 2020

10.7*
Change orders to the Amended and Restated Fixed Price Separated Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Stage 2 Liquefaction Facility, dated as of December 12, 2017, between CCL and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00024 East Jetty Cooldown Line & Simultaneous Ship Loading, dated January 6, 2020, (ii) the Change Order CO-00025 East Jetty Manual Gas Sampler, dated January 7, 2020, (iii) the Change Order CO-00026 Study for Adding Valve Actuator for E-W Jetty Flow Segregation, dated January 8, 2020, (iv) the Change Order CO-00027 Tank B Isolation of Proposed Fourth In-Tank LNG Pump - Long Lead Items, dated January 8, 2020, (v) the Change Order CO-00028 Tank B Rundown Line (Part I), dated January 31, 2020, (vi) the Change Order CO-00029 9% Nickel and Cryogenic Rebar Provisional Sum Closeout, dated February 18, 2020 and (vii) the Change Order CO-00030 Additional Valve for Isolation in CCL Stage 2 to CCL Stage 3 from Tank B, dated February 18, 2020 (Portions of this exhibit have been omitted)

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

CHENIERE ENERGY, INC.

Date:	April 29, 2020	By:	/s/ Michael J. Wortley
Michael J. Wortley
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	April 29, 2020	By:	/s/ Leonard E. Travis
Leonard E. Travis
Senior Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)