Form 10-Q
period 2020-06-30
Cheniere Energy, Inc.
filed 2020-08-06
CIK 3570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of July 31, 2020, the issuer had 252,252,909 shares of Common Stock outstanding.

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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of June 30, 2020, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

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
Unless the context requires otherwise, references to the “CCH Group” refer to CCH HoldCo II, CCH HoldCo I, CCH, CCL and CCP, collectively.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (1)
(in millions, except share data)

	June 30,	December 31,
	2020	2019
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$2,039	$2,474
Restricted cash	505	520
Accounts and other receivables, net	646	491
Inventory	207	312
Derivative assets	284	323
Other current assets	146	92
Total current assets	3,827	4,212

Property, plant and equipment, net	29,950	29,673
Operating lease assets, net	520	439
Non-current derivative assets	589	174
Goodwill	77	77
Deferred tax assets	337	529
Other non-current assets, net	546	388
Total assets	$35,846	$35,492

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$26	$66
Accrued liabilities	735	1,281
Current debt	237	—
Deferred revenue	23	161
Current operating lease liabilities	179	236
Derivative liabilities	239	117
Other current liabilities	25	13
Total current liabilities	1,464	1,874

Long-term debt, net	30,807	30,774
Non-current operating lease liabilities	347	189
Non-current finance lease liabilities	58	58
Non-current derivative liabilities	161	151
Other non-current liabilities	13	11

Commitments and contingencies (see Note 17)

Stockholders’ equity
Preferred stock, $0.0001 par value, 5.0 million shares authorized, none issued	—	—
Common stock, $0.003 par value, 480.0 million shares authorized
Issued: 272.9 million shares at June 30, 2020 and 270.7 million shares at December 31, 2019
Outstanding: 252.2 million shares at June 30, 2020 and 253.6 million shares at December 31, 2019	1	1
Treasury stock: 20.7 million shares and 17.1 million shares at June 30, 2020 and December 31, 2019, respectively, at cost	(870)	(674)
Additional paid-in-capital	4,227	4,167
Accumulated deficit	(2,936)	(3,508)
Total stockholders’ equity (deficit)	422	(14)
Non-controlling interest	2,574	2,449
Total equity	2,996	2,435
Total liabilities and stockholders’ equity	$35,846	$35,492

(1)
Amounts presented include balances held by our consolidated variable interest entity (“VIE”), Cheniere Partners, as further discussed in Note 8— Non-controlling Interest and Variable Interest Entity. As of June 30, 2020, total assets and liabilities of Cheniere Partners, which are included in our Consolidated Balance Sheets, were $18.9 billion and $18.1 billion, respectively, including $1.3 billion of cash and cash equivalents and $0.2 billion of restricted cash.

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
LNG revenues	$2,295	$2,173	$4,863	$4,316
Regasification revenues	68	67	135	133
Other revenues	39	52	113	104
Total revenues	2,402	2,292	5,111	4,553

Operating costs and expenses
Cost of sales (excluding items shown separately below)	803	1,277	1,527	2,491
Operating and maintenance expense	355	295	671	516
Development expense	1	3	5	4
Selling, general and administrative expense	73	77	154	150
Depreciation and amortization expense	233	204	466	348
Impairment expense and loss on disposal of assets	—	4	5	6
Total operating costs and expenses	1,465	1,860	2,828	3,515

Income from operations	937	432	2,283	1,038

Other income (expense)
Interest expense, net of capitalized interest	(407)	(372)	(819)	(619)
Loss on modification or extinguishment of debt	(43)	—	(44)	—
Interest rate derivative loss, net	(25)	(74)	(233)	(109)
Other income, net	5	16	14	32
Total other expense	(470)	(430)	(1,082)	(696)

Income before income taxes and non-controlling interest	467	2	1,201	342
Income tax provision	(63)	—	(194)	(3)
Net income	404	2	1,007	339
Less: net income attributable to non-controlling interest	207	116	435	312
Net income (loss) attributable to common stockholders	$197	$(114)	$572	$27

Net income (loss) per share attributable to common stockholders—basic (1)	$0.78	$(0.44)	$2.27	$0.11
Net income (loss) per share attributable to common stockholders—diluted (1)	$0.78	$(0.44)	$2.26	$0.11

Weighted average number of common shares outstanding—basic	252.1	257.4	252.6	257.3
Weighted average number of common shares outstanding—diluted	252.4	257.4	253.3	258.6

(1)	Earnings per share in the table may not recalculate exactly due to rounding because it is calculated based on whole numbers, not the rounded numbers presented.

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

Three and Six Months Ended June 30, 2020
	Total Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total Equity
	Shares	Par Value Amount	Shares	Amount
Balance at December 31, 2019	253.6	$1	17.1	$(674)	$4,167	$(3,508)	$2,449	$2,435
Vesting of restricted stock units and performance stock units	2.1	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	29	—	—	29
Issued shares withheld from employees related to share-based compensation, at cost	(0.7)	—	0.7	(39)	—	—	—	(39)
Shares repurchased, at cost	(2.9)	—	2.9	(155)	—	—	—	(155)
Net income attributable to non-controlling interest	—	—	—	—	—	—	228	228
Distributions and dividends to non-controlling interest	—	—	—	—	—	—	(154)	(154)
Net income	—	—	—	—	—	375	—	375
Balance at March 31, 2020	252.1	1	20.7	(868)	4,196	(3,133)	2,523	2,719
Vesting of restricted stock units and performance stock units	0.1	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	31	—	—	31
Issued shares withheld from employees related to share-based compensation, at cost	—	—	—	(2)	—	—	—	(2)
Net income attributable to non-controlling interest	—	—	—	—	—	—	207	207
Distributions and dividends to non-controlling interest	—	—	—	—	—	—	(156)	(156)
Net income	—	—	—	—	—	197	—	197
Balance at June 30, 2020	252.2	$1	20.7	$(870)	$4,227	$(2,936)	$2,574	$2,996

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—CONTINUED
(in millions)
(unaudited)

Three and Six Months Ended June 30, 2019
	Total Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total Equity
	Shares	Par Value Amount	Shares	Amount
Balance at December 31, 2018	257.0	$1	12.8	$(406)	$4,035	$(4,156)	$2,455	$1,929
Vesting of restricted stock units	0.6	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	28	—	—	28
Issued shares withheld from employees related to share-based compensation, at cost	(0.2)	—	0.2	(12)	—	—	—	(12)
Net income attributable to non-controlling interest	—	—	—	—	—	—	196	196
Distributions and dividends to non-controlling interest	—	—	—	—	—	—	(144)	(144)
Net income	—	—	—	—	—	141	—	141
Balance at March 31, 2019	257.4	1	13.0	(418)	4,063	(4,015)	2,507	2,138
Vesting of restricted stock units	0.1	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	33	—	—	33
Issued shares withheld from employees related to share-based compensation, at cost	—	—	—	(2)	—	—	—	(2)
Shares repurchased, at cost	—	—	—	(3)	—	—	—	(3)
Net income attributable to non-controlling interest	—	—	—	—	—	—	116	116
Equity portion of convertible notes, net	—	—	—	—	1	—	—	1
Distributions and dividends to non-controlling interest	—	—	—	—	—	—	(146)	(146)
Net loss	—	—	—	—	—	(114)	—	(114)
Balance at June 30, 2019	257.5	$1	13.0	$(423)	$4,097	$(4,129)	$2,477	$2,023

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income	$1,007	$339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	466	348
Share-based compensation expense	57	61
Non-cash interest expense	34	93
Amortization of debt issuance costs, premium and discount	70	44
Non-cash operating lease costs	166	158
Loss on modification or extinguishment of debt	44	—
Total gains on derivatives, net	(361)	(147)
Net cash provided by settlement of derivative instruments	117	62
Impairment expense and loss on disposal of assets	5	6
Impairment or loss on equity method investments	1	2
Deferred taxes	192	—
Changes in operating assets and liabilities:
Accounts and other receivables, net	(155)	59
Inventory	104	33
Other current assets	(37)	(46)
Accounts payable and accrued liabilities	(369)	(80)
Deferred revenue	(138)	(2)
Operating lease liabilities	(145)	(163)
Other, net	(30)	(7)
Net cash provided by operating activities	1,028	760

Cash flows from investing activities
Property, plant and equipment, net	(983)	(1,508)
Investment in equity method investment	(100)	(34)
Other	(7)	—
Net cash used in investing activities	(1,090)	(1,542)

Cash flows from financing activities
Proceeds from issuances of debt	2,597	2,021
Repayments of debt	(2,380)	(630)
Debt issuance and other financing costs	(59)	(20)
Debt extinguishment costs	(40)	—
Distributions and dividends to non-controlling interest	(310)	(290)
Payments related to tax withholdings for share-based compensation	(41)	(14)
Repurchase of common stock	(155)	(3)
Other	—	2
Net cash provided by (used in) financing activities	(388)	1,066

Net increase (decrease) in cash, cash equivalents and restricted cash	(450)	284
Cash, cash equivalents and restricted cash—beginning of period	2,994	3,156
Cash, cash equivalents and restricted cash—end of period	$2,544	$3,440
Balances per Consolidated Balance Sheet:

June 30,
2020
Cash and cash equivalents	$2,039
Restricted cash	505
Total cash, cash equivalents and restricted cash	$2,544

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We are operating and constructing two natural gas liquefaction and export facilities at Sabine Pass and Corpus Christi. The Sabine Pass LNG terminal is located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast. Cheniere Partners, through its subsidiary SPL, is currently operating five natural gas liquefaction Trains and is constructing one additional Train for a total production capacity of approximately 30 mtpa of LNG (the “SPL Project”) at the Sabine Pass LNG terminal. The Sabine Pass LNG terminal has operational regasification facilities owned by Cheniere Partners’ subsidiary, SPLNG, that include pre-existing infrastructure of five LNG storage tanks, two marine berths and vaporizers and an additional marine berth that is under construction. Cheniere Partners also owns a 94-mile pipeline that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines (the “Creole Trail Pipeline”) through its subsidiary, CTPL. As of June 30, 2020, we owned 100% of the general partner interest and 48.6% of the limited partner interest in Cheniere Partners.

The Corpus Christi LNG terminal is located near Corpus Christi, Texas and is operated and constructed by our subsidiary, CCL. We are currently operating two Trains and one additional Train is undergoing commissioning for a total production capacity of approximately 15 mtpa of LNG. We also operate a 23-mile natural gas supply pipeline that interconnects the Corpus Christi LNG terminal with several interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline” and together with the Trains, the “CCL Project”) through our subsidiary, CCP. The CCL Project, once fully constructed, will contain three LNG storage tanks and two marine berths.

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

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Cheniere have been prepared in accordance with GAAP for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2019. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included.

Results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2020.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 2—RESTRICTED CASH

Restricted cash consists of funds that are contractually or legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. As of June 30, 2020 and December 31, 2019, restricted cash consisted of the following (in millions):

	June 30,	December 31,
	2020	2019
Current restricted cash
SPL Project	$167	$181
CCL Project	101	80
Cash held by our subsidiaries restricted to Cheniere	237	259
Total current restricted cash	$505	$520

Pursuant to the accounts agreements entered into with the collateral trustees for the benefit of SPL’s debt holders and CCH’s debt holders, SPL and CCH are required to deposit all cash received into reserve accounts controlled by the collateral trustees.  The usage or withdrawal of such cash is restricted to the payment of liabilities related to the SPL Project and the CCL Project (collectively, the “Liquefaction Projects”) and other restricted payments. The majority of the cash held by our subsidiaries restricted to Cheniere relates to advance funding for operation and construction needs of the Liquefaction Projects.

NOTE 3—ACCOUNTS AND OTHER RECEIVABLES

As of June 30, 2020 and December 31, 2019, accounts and other receivables, net consisted of the following (in millions):

	June 30,	December 31,
	2020	2019
Trade receivables
SPL and CCL	$467	$328
Cheniere Marketing	41	113
Other accounts receivable	138	50
Total accounts and other receivables, net	$646	$491

NOTE 4—INVENTORY

As of June 30, 2020 and December 31, 2019, inventory consisted of the following (in millions):

	June 30,	December 31,
	2020	2019
Natural gas	$18	$16
LNG	24	67
LNG in-transit	21	93
Materials and other	144	136
Total inventory	$207	$312

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

As of June 30, 2020 and December 31, 2019, property, plant and equipment, net consisted of the following (in millions):

	June 30,	December 31,
	2020	2019
LNG terminal costs
LNG terminal and interconnecting pipeline facilities	$27,453	$27,305
LNG site and related costs	322	322
LNG terminal construction-in-process	4,484	3,903
Accumulated depreciation	(2,494)	(2,049)
Total LNG terminal costs, net	29,765	29,481
Fixed assets and other
Computer and office equipment	24	23
Furniture and fixtures	19	22
Computer software	114	110
Leasehold improvements	43	42
Land	59	59
Other	25	21
Accumulated depreciation	(154)	(141)
Total fixed assets and other, net	130	136
Assets under finance lease
Tug vessels	60	60
Accumulated depreciation	(5)	(4)
Total assets under finance lease, net	55	56
Property, plant and equipment, net	$29,950	$29,673

Depreciation expense was $231 million and $203 million during the three months ended June 30, 2020 and 2019, respectively, and $463 million and $346 million during the six months ended June 30, 2020 and 2019, respectively.

We realized offsets to LNG terminal costs of $202 million during the six months ended June 30, 2019 that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of the respective Trains of the Liquefaction Projects, during the testing phase for its construction. We did not realize any offsets to LNG terminal costs during the three and six months ended June 30, 2020 and the three months ended June 30, 2019.

NOTE 6—DERIVATIVE INSTRUMENTS

We have entered into the following derivative instruments that are reported at fair value:

•
interest rate swaps (“CCH Interest Rate Derivatives”) to hedge the exposure to volatility in a portion of the floating-rate interest payments on CCH’s amended and restated credit facility (the “CCH Credit Facility”) and to hedge against changes in interest rates that could impact anticipated future issuance of debt by CCH (“CCH Interest Rate Forward Start Derivatives” and, collectively with the CCH Interest Rate Derivatives, the “Interest Rate Derivatives”);

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, which are classified as derivative assets, non-current derivative assets, derivative liabilities or non-current derivative liabilities in our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of
	June 30, 2020				December 31, 2019
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
CCH Interest Rate Derivatives liability	$—	$(191)	$—	$(191)	$—	$(81)	$—	$(81)
CCH Interest Rate Forward Start Derivatives liability	—	(102)	—	(102)	—	(8)	—	(8)
Liquefaction Supply Derivatives asset (liability)	11	(1)	590	600	5	6	138	149
LNG Trading Derivatives asset (liability)	(2)	153	—	151	—	165	—	165
FX Derivatives asset	—	15	—	15	—	4	—	4

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

The fair value of our Physical Liquefaction Supply Derivatives is predominantly driven by observable and unobservable market commodity prices and, as applicable to our natural gas supply contracts, our assessment of the associated events deriving fair value, including evaluating whether the respective market is available as pipeline infrastructure is developed. The fair value of our Physical Liquefaction Supply Derivatives incorporates risk premiums related to the satisfaction of conditions precedent, such as completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow. As of June 30, 2020 and December 31, 2019, some of our Physical Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure was under development to accommodate marketable physical gas flow.

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

The Level 3 fair value measurements of natural gas positions within our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of June 30, 2020:

	Net Fair Value Asset (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Physical Liquefaction Supply Derivatives	$590	Market approach incorporating present value techniques	Henry Hub basis spread	$(0.546) - $0.172 / $(0.023)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	46% - 171% / 126%

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

(2)	Spread contemplates U.S. dollar-denominated pricing.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of our Physical Liquefaction Supply Derivatives.

The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the three and six months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance, beginning of period	$674	$31	$138	$(29)
Realized and mark-to-market gains:
Included in cost of sales	(84)	7	452	23
Purchases and settlements:
Purchases	(4)	50	(3)	50
Settlements	1	1	(1)	45
Transfers into Level 3, net (1)	3	—	4	—
Balance, end of period	$590	$89	$590	$89
Change in unrealized gains (losses) relating to instruments still held at end of period	$(84)	$7	$452	$23

(1)	Transferred into Level 3 as a result of unobservable market, or out of Level 3 as a result of observable market, for the underlying natural gas purchase agreements.

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

Interest Rate Derivatives

As of June 30, 2020, we had the following Interest Rate Derivatives outstanding:

	Notional Amounts
	June 30, 2020	December 31, 2019	Term	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
CCH Interest Rate Derivatives	$4.7 billion	$4.5 billion	May 31, 2022 (1)	2.30%	One-month LIBOR
CCH Interest Rate Forward Start Derivatives	$250 million	$250 million	September 30, 2020 (2)	2.05%	Three-month LIBOR
CCH Interest Rate Forward Start Derivatives	$500 million	$500 million	December 31, 2020 (2)	2.06%	Three-month LIBOR

(1)	Represents the maturity date.

(2)	Represents the effective date. These forward start derivatives have terms of 10 years with a mandatory termination date consistent with the effective date.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the fair value and location of the Interest Rate Derivatives on our Consolidated Balance Sheets (in millions):

	June 30, 2020			December 31, 2019
	CCH Interest Rate Derivatives	CCH Interest Rate Forward Start Derivatives	Total	CCH Interest Rate Derivatives	CCH Interest Rate Forward Start Derivatives	Total
Consolidated Balance Sheets Location
Derivative liabilities	$(100)	$(102)	$(202)	$(32)	$(8)	$(40)
Non-current derivative liabilities	(91)	—	(91)	(49)	—	(49)
Total derivative liabilities	$(191)	$(102)	$(293)	$(81)	$(8)	$(89)

The following table shows the changes in the fair value and settlements of our Interest Rate Derivatives recorded in interest rate derivative loss, net on our Consolidated Statements of Operations during the three and six months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
CCH Interest Rate Derivatives loss	$(15)	$(67)	$(138)	$(102)
CCH Interest Rate Forward Start Derivatives loss	(10)	(7)	(95)	(7)

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

The following table shows the fair value and location of our Liquefaction Supply Derivatives and LNG Trading Derivatives (collectively, “Commodity Derivatives”) on our Consolidated Balance Sheets (in millions, except notional amount):

	June 30, 2020			December 31, 2019
	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives (2)	Total	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives (2)	Total
Consolidated Balance Sheets Location
Derivative assets	$133	$138	$271	$93	$225	$318
Non-current derivative assets	564	23	587	174	—	174
Total derivative assets	697	161	858	267	225	492

Derivative liabilities	(27)	(10)	(37)	(16)	(60)	(76)
Non-current derivative liabilities	(70)	—	(70)	(102)	—	(102)
Total derivative liabilities	(97)	(10)	(107)	(118)	(60)	(178)

Derivative asset, net	$600	$151	$751	$149	$165	$314

Notional amount, net (in TBtu) (3)	10,264	19		9,177	4

(1)
Does not include collateral posted with counterparties by us of $2 million and $7 million for such contracts, which are included in other current assets in our Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, respectively. Includes derivative assets of $5 million and $3 million as of June 30, 2020 and December 31, 2019,

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

respectively, and non-current assets of $2 million as of both June 30, 2020 and December 31, 2019 for natural gas supply contracts that SPL and CCL have with related parties.

(2)
Does not include collateral posted with counterparties by us of $17 million and $5 million deposited for such contracts, which are included in other current assets in our Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, respectively.

(3)	Includes 182 TBtu and 120 TBtu as of June 30, 2020 and December 31, 2019, respectively, for natural gas supply contracts that SPL and CCL have with related parties.

The following table shows the changes in the fair value, settlements and location of our Commodity Derivatives recorded on our Consolidated Statements of Operations during the three and six months ended June 30, 2020 and 2019 (in millions):

	Consolidated Statements of Operations Location (1)	Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
LNG Trading Derivatives gain (loss)	LNG revenues	$(34)	$94	$106	$158
LNG Trading Derivatives gain (loss)	Cost of sales	34	(51)	—	(51)
Liquefaction Supply Derivatives gain (loss) (2)	LNG revenues	(13)	(1)	(14)	1
Liquefaction Supply Derivatives gain (loss) (2)(3)	Cost of sales	(62)	57	475	139

(1)
Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

(2)	Does not include the realized value associated with derivative instruments that settle through physical delivery.

(3)
CCL recorded $25 million and $24 million in cost of sales under a natural gas supply contract with a related party during the three months ended June 30, 2020 and 2019, respectively, including $1 million of Liquefaction Supply Derivatives gain and $1 million of Liquefaction Supply Derivatives loss, respectively. During the six months ended June 30, 2020 and 2019, CCL recorded $48 million and $36 million in cost of sales under a natural gas supply contract with a related party, respectively, including $2 million of Liquefaction Supply Derivatives gain and $3 million of Liquefaction Supply Derivatives loss, respectively. As of June 30, 2020 and December 31, 2019, $8 million and $3 million, respectively, were included in accrued liabilities related to this contract.

FX Derivatives

Cheniere Marketing has entered into FX Derivatives to protect against the volatility in future cash flows attributable to changes in international currency exchange rates. The FX Derivatives economically hedge the foreign currency exposure arising from cash flows expended for both physical and financial LNG transactions.

The following table shows the fair value and location of our FX Derivatives on our Consolidated Balance Sheets (in millions):

		Fair Value Measurements as of
	Consolidated Balance Sheets Location	June 30, 2020	December 31, 2019
FX Derivatives	Derivative assets	$13	$5
FX Derivatives	Non-current derivative assets	2	—
FX Derivatives	Derivative liabilities	—	(1)

The total notional amount of our FX Derivatives was $146 million and $827 million as of June 30, 2020 and December 31, 2019, respectively.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the changes in the fair value, settlements and location of our FX Derivatives recorded on our Consolidated Statements of Operations during the three and six months ended June 30, 2020 and 2019 (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
	Consolidated Statements of Operations Location	2020	2019	2020	2019
FX Derivatives gain	LNG revenues	$2	$—	$27	$9

Consolidated Balance Sheets Presentation

Our derivative instruments are presented on a net basis on our Consolidated Balance Sheets as described above. The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions):

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of June 30, 2020
CCH Interest Rate Derivatives	$(191)	$—	$(191)
CCH Interest Rate Forward Start Derivatives	(102)	—	(102)
Liquefaction Supply Derivatives	715	(18)	697
Liquefaction Supply Derivatives	(102)	5	(97)
LNG Trading Derivatives	163	(2)	161
LNG Trading Derivatives	(21)	11	(10)
FX Derivatives	22	(7)	15
As of December 31, 2019
CCH Interest Rate Derivatives	$(81)	$—	$(81)
CCH Interest Rate Forward Start Derivatives	(8)	—	(8)
Liquefaction Supply Derivatives	281	(14)	267
Liquefaction Supply Derivatives	(126)	8	(118)
LNG Trading Derivatives	229	(4)	225
LNG Trading Derivatives	(60)	—	(60)
FX Derivatives	9	(4)	5
FX Derivatives	(6)	5	(1)

NOTE 7—OTHER NON-CURRENT ASSETS

As of June 30, 2020 and December 31, 2019, other non-current assets, net consisted of the following (in millions):

	June 30,	December 31,
	2020	2019
Advances made to municipalities for water system enhancements	$86	$87
Advances and other asset conveyances to third parties to support LNG terminals	61	55
Advances made under EPC and non-EPC contracts	6	29
Equity method investments	206	108
Debt issuance costs and debt discount, net	86	45
Tax-related payments and receivables	20	20
Contract assets, net	58	18
Other	23	26
Total other non-current assets, net	$546	$388

Equity Method Investments

Our equity method investments consist of interests in privately-held companies. In 2017, we acquired an equity interest in Midship Holdings, LLC (“Midship Holdings”), which manages the business and affairs of Midship Pipeline Company, LLC (“Midship Pipeline”), which we account for as an equity method investment. See Note 8—Other Non-Current Assets of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the fiscal year ended December 31, 2019 for further information.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Our investment in Midship Holdings, net of impairment losses, was $205 million and $105 million at June 30, 2020 and December 31, 2019, respectively.

Cheniere LNG O&M Services, LLC (“O&M Services”), our wholly owned subsidiary, provides the development, construction, operation and maintenance services associated with the Midship Project pursuant to agreements in which O&M Services receives an agreed upon fee and reimbursement of costs incurred. O&M Services recorded $3 million during both the three months ended June 30, 2020 and 2019 and $6 million and $7 million in the six months ended June 30, 2020 and 2019, respectively, of other revenues and $2 million and $3 million of accounts receivable as of June 30, 2020 and December 31, 2019, respectively, for services provided to Midship Pipeline under these agreements. CCL has entered into a transportation precedent agreement and a negotiated rate agreement with Midship Pipeline to secure firm pipeline transportation capacity for a period of 10 years commencing May 2020. CCL recorded $2 million in operating and maintenance expense during both the three and six months ended June 30, 2020 and $1 million of accounts payable as of June 30, 2020 under this agreement. In March 2020, CCH and CCL entered into a guaranty agreement whereby CCH absolutely and irrevocably guarantees CCL’s obligation under the transportation precedent agreement with Midship Pipeline.

NOTE 8—NON-CONTROLLING INTEREST AND VARIABLE INTEREST ENTITY

We own a 48.6% limited partner interest in Cheniere Partners in the form of 104.5 million common units and 135.4 million subordinated units, with the remaining non-controlling interest held by Blackstone CQP Holdco LP (“Blackstone CQP Holdco”) and the public. We also own 100% of the general partner interest and the incentive distribution rights in Cheniere Partners. Cheniere Partners is accounted for as a consolidated variable interest entity. See Note 9—Non-Controlling Interest and Variable Interest Entity of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the fiscal year ended December 31, 2019 for further information.

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

	June 30,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$1,341	$1,781
Restricted cash	167	181
Accounts and other receivables, net	291	297
Other current assets	221	184
Total current assets	2,020	2,443

Property, plant and equipment, net	16,584	16,368
Other non-current assets, net	310	309
Total assets	$18,914	$19,120

LIABILITIES
Current liabilities
Accrued liabilities	$410	$709
Other current liabilities	47	210
Total current liabilities	457	919

Long-term debt, net	17,566	17,579
Other non-current liabilities	92	104
Total liabilities	$18,115	$18,602

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 9—ACCRUED LIABILITIES

As of June 30, 2020 and December 31, 2019, accrued liabilities consisted of the following (in millions):

	June 30,	December 31,
	2020	2019
Interest costs and related debt fees	$249	$293
Accrued natural gas purchases	202	460
LNG terminals and related pipeline costs	108	327
Compensation and benefits	57	115
Accrued LNG inventory	11	6
Other accrued liabilities	108	80
Total accrued liabilities	$735	$1,281

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 10—DEBT

As of June 30, 2020 and December 31, 2019, our debt consisted of the following (in millions):

	June 30,	December 31,
	2020	2019
Long-term debt:
SPL
5.625% Senior Secured Notes due 2021 (“2021 SPL Senior Notes”)	$—	$2,000
6.25% Senior Secured Notes due 2022 (“2022 SPL Senior Notes”)	1,000	1,000
5.625% Senior Secured Notes due 2023 (“2023 SPL Senior Notes”)	1,500	1,500
5.75% Senior Secured Notes due 2024 (“2024 SPL Senior Notes”)	2,000	2,000
5.625% Senior Secured Notes due 2025 (“2025 SPL Senior Notes”)	2,000	2,000
5.875% Senior Secured Notes due 2026 (“2026 SPL Senior Notes”)	1,500	1,500
5.00% Senior Secured Notes due 2027 (“2027 SPL Senior Notes”)	1,500	1,500
4.200% Senior Secured Notes due 2028 (“2028 SPL Senior Notes”)	1,350	1,350
4.500% Senior Secured Notes due 2030 (“2030 SPL Senior Notes”)	2,000	—
5.00% Senior Secured Notes due 2037 (“2037 SPL Senior Notes”)	800	800
$1.2 billion SPL Working Capital Facility executed in 2020 (“2020 SPL Working Capital Facility”)	—	—
Cheniere Partners
5.250% Senior Notes due 2025 (“2025 CQP Senior Notes”)	1,500	1,500
5.625% Senior Notes due 2026 (“2026 CQP Senior Notes”)	1,100	1,100
4.500% Senior Notes due 2029 (“2029 CQP Senior Notes”)	1,500	1,500
CQP Credit Facilities executed in 2019 (“2019 CQP Credit Facilities”)	—	—
CCH
7.000% Senior Secured Notes due 2024 (“2024 CCH Senior Notes”)	1,250	1,250
5.875% Senior Secured Notes due 2025 (“2025 CCH Senior Notes”)	1,500	1,500
5.125% Senior Secured Notes due 2027 (“2027 CCH Senior Notes”)	1,500	1,500
3.700% Senior Secured Notes due 2029 (“2029 CCH Senior Notes”)	1,500	1,500
4.80% Senior Secured Notes due 2039 (“4.80% CCH Senior Notes”)	727	727
3.925% Senior Secured Notes due 2039 (“3.925% CCH Senior Notes”)	475	475
CCH Credit Facility	3,283	3,283
CCH HoldCo II
11.0% Convertible Senior Secured Notes due 2025 (“2025 CCH HoldCo II Convertible Senior Notes”)	1,278	1,578
Cheniere
4.875% Convertible Unsecured Notes due 2021 (“2021 Cheniere Convertible Unsecured Notes”)	1,216	1,278
4.25% Convertible Senior Notes due 2045 (“2045 Cheniere Convertible Senior Notes”)	625	625
$1.25 billion Cheniere Revolving Credit Facility (“Cheniere Revolving Credit Facility”)	375	—
$2.62 billion Cheniere Term Loan Credit Agreement (“Cheniere Term Loan Facility”)	—	—
Unamortized premium, discount and debt issuance costs, net	(672)	(692)
Total long-term debt, net	30,807	30,774

Current debt:
2021 Cheniere Convertible Unsecured Notes	93	—
$1.2 billion SPL Working Capital Facility executed in 2015 (“2015 SPL Working Capital Facility”)	—	—
$1.2 billion CCH Working Capital Facility (“CCH Working Capital Facility”)	141	—
Cheniere Marketing trade finance facilities	6	—
Unamortized premium, discount and debt issuance costs, net	(3)	—
Total current debt	237	—

Total debt, net	$31,044	$30,774

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

2020 Material Debt Activities

Cheniere Term Loan Facility

In June 2020, we entered into the $2.62 billion delayed draw Cheniere Term Loan Facility, which was subsequently increased to $2.695 billion in July 2020. In July 2020, borrowings under the Cheniere Term Loan Facility were used to (1) redeem the remaining outstanding principal amount of the 2025 CCH HoldCo II Convertible Senior Notes, subsequent to the $300 million redemption in March 2020, pursuant to the amended and restated note purchase agreement for the 2025 CCH HoldCo II Convertible Senior Notes which allowed CCH HoldCo II to redeem the outstanding notes with cash at a price of $1,080 per $1,000 principal amount, (2) repurchase $844 million in aggregate principal amount of outstanding 2021 Cheniere Convertible Unsecured Notes at individually negotiated prices from a small number of investors and (3) pay the related fees and expenses. The remaining borrowings under the Cheniere Term Loan Facility are expected to be used to repay and/or repurchase a portion of the remaining principal amount of the 2021 Cheniere Convertible Unsecured Notes and for the payment of related fees and expenses.

Loans under the Cheniere Term Loan Facility accrue interest at a variable rate per annum equal to LIBOR or the base rate plus the applicable margin. The applicable margin for LIBOR and base rate loans range from (1) 2.00% to 2.75% and 1.00% to 1.75% per annum, respectively, in the first year (2) 2.50% to 3.25% and 1.50% to 2.25% per annum, respectively, in the second year and (3) 3.00% to 3.75% and 2.00% to 2.75% per annum, respectively, in the third year until maturity, in each case, based on the credit ratings then in effect assigned to loans under the Cheniere Term Loan Facility. Interest on LIBOR loans is due and payable at the end of each LIBOR period, and interest on base rate loans is due and payable at the end of each calendar quarter.

We will pay a commitment fee equal to 30% of the margin for LIBOR loans multiplied by the average daily amount of undrawn commitments. If the Cheniere Term Loan Facility is still outstanding on the first anniversary of the Closing Date, as defined by the credit agreement, we will pay duration fees in an amount equal to 0.25% of the aggregate amount of commitments as of July 10, 2020, which was the date the loans were first borrowed under the Cheniere Term Loan Facility (the “Payment Date”). Furthermore, if the Cheniere Term Loan Facility is still outstanding on the second anniversary of the Closing Date, as defined by the credit agreement, we will pay 0.50% of the aggregate amount of commitments as of the Payment Date. Annual administrative fees must also be paid to the administrative agent for the Cheniere Term Loan Facility.

The Cheniere Term Loan Facility matures on June 18, 2023. Subject to customary exceptions, we are required to make mandatory prepayments with respect to the Cheniere Term Loan Facility using the net proceeds of certain events on a pro rata basis and on terms consistent with required prepayments under the Cheniere Revolving Credit Facility. Loans under the Cheniere Term Loan Facility may be voluntarily prepaid, in whole or in part, at any time, without premium or penalty. Borrowings under the Cheniere Term Loan Facility are subject to customary conditions precedent. The Cheniere Term Loan Facility includes representations, warranties, affirmative and negative covenants and events of default customary for companies like us with lenders of the type participating in the Cheniere Term Loan Facility and consistent with the equivalent provisions contained in the Cheniere Revolving Credit Facility.

The Cheniere Term Loan Facility is secured by a first priority security interest (subject to permitted liens and other customary exceptions) on a pari passu basis with the Cheniere Revolving Credit Facility in substantially all of our assets and equity interests in direct subsidiaries (other than certain excluded subsidiaries). Upon redemption of the 2025 CCH HoldCo II Convertible Senior Notes in July 2020, the equity interests in CCH HoldCo II were pledged as collateral to secure the obligations under the Cheniere Revolving Credit Facility and the Cheniere Term Loan Facility.

2030 SPL Senior Notes

In May 2020, SPL issued an aggregate principal amount of $2.0 billion of the 2030 SPL Senior Notes. The proceeds of the notes, along with cash on hand, were used to redeem all of SPL’s outstanding 2021 SPL Senior Notes, resulting in the recognition of debt extinguishment costs of $43 million for the three and six months ended June 30, 2020 relating to the payment of early redemption fees and write off of unamortized debt premium and issuance costs.

The 2030 SPL Senior Notes mature on May 15, 2030 and accrue interest at a fixed rate of 4.500% per annum, which is payable semi-annually in cash in arrears. The 2030 SPL Senior Notes are governed by the same base indenture (the “SPL Indenture”) as all other series of the SPL senior notes (collectively, the “SPL Senior Notes”), except for the 2037 SPL Senior Notes, and are further governed by the Eighth Supplemental Indenture and the Eleventh Supplemental Indenture (together with the SPL Indenture,

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

the “2030 SPL Notes Indenture”). The 2030 SPL Notes Indenture contains customary terms and events of default and certain covenants that, among other things, limit SPL’s ability and the ability of SPL’s restricted subsidiaries to incur additional indebtedness or issue preferred stock, make certain investments or pay dividends or distributions, transfer assets, including capital stock of SPL’s restricted subsidiaries, restrict dividends or other payments by restricted subsidiaries, incur liens, sell assets, enter into transactions with affiliates and consolidate, merge or sell, lease or otherwise dispose of all or substantially all of SPL’s assets and enter into certain LNG sales contracts.

The 2030 SPL Senior Notes are SPL’s senior secured obligation, ranking equally in right of payment with its other existing and future unsubordinated debt and senior to any of its future subordinated debt.

At any time prior to November 15, 2029, SPL may redeem all or a part of the 2030 SPL Senior Notes at a redemption price equal to the ‘make-whole’ price set forth in the Eleventh Supplemental Indenture, plus accrued and unpaid interest, if any, to the date of redemption. SPL may also, at any time on or after November 15, 2029, redeem the 2030 SPL Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2030 SPL Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

In connection with the closing of the 2030 SPL Senior Notes offering, SPL entered into a registration rights agreement (the “SPL Registration Rights Agreement”). Under the SPL Registration Rights Agreement, SPL and any future guarantors of the 2030 SPL Senior Notes, have agreed to file with the SEC and cause to become effective a registration statement relating to an offer to exchange any and all of the 2030 SPL Senior Notes for a like aggregate principal amount of debt securities of SPL with terms identical in all material respects to the 2030 SPL Senior Notes sought to be exchanged (other than with respect to restrictions on transfer or to any increase in annual interest rate) within 360 days after the notes issuance date of May 8, 2020. Under specified circumstances, SPL has agreed to cause to become effective a shelf registration statement relating to resales of the 2030 SPL Senior Notes. SPL will be obligated to pay additional interest on the 2030 SPL Senior Notes if it fails to comply with its obligations to register the 2030 SPL Senior Notes within the specified time period.

2020 SPL Working Capital Facility

In March 2020, SPL entered into the 2020 SPL Working Capital Facility with aggregate commitments of $1.2 billion, which replaced the 2015 SPL Working Capital Facility. The 2020 SPL Working Capital Facility is intended to be used for loans to SPL (“SPL Revolving Loans”), swing line loans to SPL (“SPL Swing Line Loans”) and the issuance of letters of credit on behalf of SPL, primarily for (1) the refinancing of the 2015 SPL Working Capital Facility, (2) fees and expenses related to the 2020 SPL Working Capital Facility, (3) SPL and its future subsidiaries’ gas purchase obligations and (4) SPL and certain of its future subsidiaries’ general corporate purposes. SPL may, from time to time, request increases in the commitments under the 2020 SPL Working Capital Facility of up to $800 million.
Loans under the 2020 SPL Working Capital Facility accrue interest at a variable rate per annum equal to LIBOR or the base rate (equal to the highest of the senior facility agent’s published prime rate, the federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.50% and one month LIBOR plus 1%), plus the applicable margin. The applicable margin for LIBOR loans under the 2020 SPL Working Capital Facility is 1.125% to 1.750% per annum (depending on the then-current rating of SPL), and the applicable margin for base rate loans under the 2020 SPL Working Capital Facility is 0.125% to 0.750% per annum (depending on the then-current rating of SPL). Interest on LIBOR loans is due and payable at the end of each applicable LIBOR period, and interest on base rate loans is due and payable at the end of each fiscal quarter. Interest on loans deemed to be made in connection with a draw upon a letter of credit is due and payable on the date the loan becomes due.

SPL pays a commitment fee equal to an annual rate of 0.1% to 0.3% (depending on the then-current rating of SPL), which accrues on the daily amount of the total commitment less the sum of (1) the outstanding principal amount of SPL Revolving Loans, (2) letters of credit issued and (3) the outstanding principal amount of SPL Swing Line Loans. If draws are made upon a letter of credit issued under the 2020 SPL Working Capital Facility and SPL does not elect for such draw to be deemed an SPL LC Loan (an “SPL LC Draw”), SPL is required to pay the full amount of the SPL LC Draw on or prior to noon eastern time on the business day of the SPL LC Draw. An SPL LC Draw accrues interest at the base rate plus the applicable margin. As of June 30, 2020, no SPL LC Draws had been made upon any letters of credit issued under the 2020 SPL Working Capital Facility.

The 2020 SPL Working Capital Facility matures on March 19, 2025, but may be extended with consent of the lenders. The 2020 SPL Working Capital Facility provides for mandatory prepayments under customary circumstances.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

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

Credit Facilities

Below is a summary of our credit facilities outstanding as of June 30, 2020 (in millions):

	2020 SPL Working Capital Facility	2019 CQP Credit Facilities	CCH Credit Facility	CCH Working Capital Facility	Cheniere Revolving Credit Facility	Cheniere Term Loan Facility (1)
Original facility size	$1,200	$1,500	$8,404	$350	$750	$2,620
Incremental commitments	—	—	1,566	850	500	—
Less:
Outstanding balance	—	—	3,283	141	375	—
Commitments prepaid or terminated	—	750	6,687	—	—	—
Letters of credit issued	409	—	—	392	313	—
Available commitment	$791	$750	$—	$667	$562	$2,620

Interest rate on available balance	LIBOR plus 1.125% - 1.750% or base rate plus 0.125% - 0.750%	LIBOR plus 1.25% - 2.125% or base rate plus 0.25% - 1.125%	LIBOR plus 1.75% or base rate plus 0.75%	LIBOR plus 1.25% - 1.75% or base rate plus 0.25% - 0.75%	LIBOR plus 1.75% - 2.50% or base rate plus 0.75% - 1.50%	(2)
Weighted average interest rate of outstanding balance	n/a	n/a	1.93%	1.43%	1.93%	n/a
Maturity date	March 19, 2025	May 29, 2024	June 30, 2024	June 29, 2023	December 13, 2022	June 18, 2023

(1)
In July 2020, we received incremental commitments of $75 million and borrowed $2,323 million under the Cheniere Term Loan Facility, which reduced the available commitment to $372 million following these transactions.

(2)
LIBOR plus (1) 2.00% to 2.75% per annum in the first year, (2) 2.50% to 3.25% per annum in the second year and (3) 3.00% to 3.75% per annum in the third year until maturity, or base rate plus (1) 1.00% to 1.75% per annum in the first year, (2) 1.50% to 2.25% per annum in the second year and (3) 2.00% to 2.75% per annum in the third year until maturity.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Convertible Notes

Below is a summary of our convertible notes outstanding as of June 30, 2020 (in millions):

	2021 Cheniere Convertible Unsecured Notes (1)	2025 CCH HoldCo II Convertible Senior Notes	2045 Cheniere Convertible Senior Notes
Aggregate original principal	$1,000	$1,000	$625
Add: interest paid-in-kind	309	578	—
Less: aggregate principal redeemed	—	(300)	—
Aggregate remaining principal	$1,309	$1,278	$625

Debt component, net of discount and debt issuance costs	$1,271	$1,264	$316
Equity component	$211	$—	$194
Interest payment method	Paid-in-kind	Paid-in-kind / cash (2)	Cash
Conversion by us (3)	—	(4)	(5)
Conversion by holders (3)	(6)	(4)	(7)
Conversion basis	Cash and/or stock	Cash and/or stock	Cash and/or stock
Conversion value in excess of principal	$—	n/a	$—
Maturity date	May 28, 2021	May 13, 2025	March 15, 2045
Contractual interest rate	4.875%	11.0%	4.25%
Effective interest rate (8)	8.1%	15.6%	9.4%
Remaining debt discount and debt issuance costs amortization period (9)	0.9 years	0.3 years	24.7 years

(1)
In July 2020, we subsequently repurchased $844 million in aggregate principal amount of outstanding notes at individually negotiated prices from a small number of investors. The aggregate remaining principal after this repurchase was $465 million, which exceeded the remaining commitments under the Cheniere Term Loan Facility by $93 million. As such, $93 million has been reflected as current debt on our Consolidated Balance Sheet as of June 30, 2020.

(2)
Prior to the substantial completion of Train 2 of the CCL Project in August 2019, interest was paid entirely in kind. Following substantial completion, the interest has been paid in cash; however, a portion of the interest may, in the future, be paid in kind under certain specified circumstances.

(3)	Conversion is subject to various limitations and conditions.

(4)
Convertible into cash or stock at our option on or after March 1, 2020 until September 2, 2020, and into stock upon conversion notice by us or note holders after September 2, 2020, provided that our market capitalization is not less than $10.0 billion (“Eligible Conversion Date”). The conversion price for stock is the lower of (1) a 10% discount to the average of the daily volume-weighted average price (“VWAP”) of our common stock for the 90 trading day period prior to the date notice is provided, and (2) a 10% discount to the closing price of our common stock on the trading day preceding the date notice is provided. The conversion price for cash is $1,080 per $1,000 principal amount of the notes. We redeemed an aggregate outstanding principal amount of $300 million in March 2020 and redeemed the remaining outstanding principal amount in July 2020, both with cash.

(5)
Redeemable at any time after March 15, 2020 at a redemption price payable in cash equal to the accreted amount of the 2045 Cheniere Convertible Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to such redemption date.

(6)
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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

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

Restrictive Debt Covenants

As of June 30, 2020, each of our issuers was in compliance with all covenants related to their respective debt agreements.

Interest Expense

Total interest expense, net of capitalized interest, including interest expense related to our convertible notes, consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest cost on convertible notes:
Interest per contractual rate	$57	$64	$120	$126
Amortization of debt discount	20	9	34	19
Amortization of debt issuance costs	4	3	7	6
Total interest cost related to convertible notes	81	76	161	151
Interest cost on debt and finance leases excluding convertible notes	388	382	779	755
Total interest cost	469	458	940	906
Capitalized interest	(62)	(86)	(121)	(287)
Total interest expense, net of capitalized interest	$407	$372	$819	$619

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our debt (in millions):

	June 30, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes (1)	$22,700	$24,698	$22,700	$24,650
2037 SPL Senior Notes (2)	800	948	800	934
4.80% CCH Senior Notes (2)	727	841	727	830
3.925% CCH Senior Notes (2)	475	502	475	495
Credit facilities (3)	3,805	3,805	3,283	3,283
2021 Cheniere Convertible Unsecured Notes (2)	1,309	1,332	1,278	1,312
2025 CCH HoldCo II Convertible Senior Notes (2)	1,278	1,495	1,578	1,807
2045 Cheniere Convertible Senior Notes (4)	625	394	625	498

(1)
Includes (1) the SPL Senior Notes except the 2037 SPL Senior Notes, (2) all series of the CQP senior notes including the 2025 CQP Senior Notes, 2026 CQP Senior Notes and 2029 CQP Senior Notes and (3) the CCH senior notes sold on a private placement basis in reliance on Section 4(a)(2) of the Securities Act and Rule 144A and Regulation S thereunder including the 2024 CCH Senior Notes, 2025 CCH Senior Notes, 2027 CCH Senior Notes and 2029 CCH Senior Notes. The Level 2 estimated fair value was based on quotes obtained from broker-dealers or market makers of these senior notes and other similar instruments.

(2)
The Level 3 estimated fair value was calculated based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including our stock price and interest rates based on debt issued by parties with comparable credit ratings to us and inputs that are not observable in the market.

(3)
Includes 2015 SPL Working Capital Facility, 2020 SPL Working Capital Facility, 2019 CQP Credit Facilities, CCH Credit Facility, CCH Working Capital Facility, Cheniere Revolving Credit Facility, Cheniere Term Loan Facility and Cheniere

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

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
The following table shows the classification and location of our right-of-use assets and lease liabilities on our Consolidated Balance Sheets (in millions):

	Consolidated Balance Sheets Location	June 30, 2020	December 31, 2019
Right-of-use assets—Operating	Operating lease assets, net	$520	$439
Right-of-use assets—Financing	Property, plant and equipment, net	55	56
Total right-of-use assets		$575	$495

Current operating lease liabilities	Current operating lease liabilities	$179	$236
Current finance lease liabilities	Other current liabilities	1	1
Non-current operating lease liabilities	Non-current operating lease liabilities	347	189
Non-current finance lease liabilities	Non-current finance lease liabilities	58	58
Total lease liabilities		$585	$484

The following table shows the classification and location of our lease cost on our Consolidated Statements of Operations (in millions):

	Consolidated Statements of Operations Location	Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Operating lease cost (1)	Operating costs and expenses (2)	$98	$140	$239	$277
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	1	1	2	2
Interest on lease liabilities	Interest expense, net of capitalized interest	3	3	5	5
Total lease cost		$102	$144	$246	$284

(1)
Includes short-term lease costs of $16 million and $46 million during the three months ended June 30, 2020 and 2019, respectively, and $51 million and $93 million during the six months ended June 30, 2020 and 2019, respectively. Also includes variable lease costs paid to the lessor of $4 million and $8 million during the three months ended June 30, 2020 and 2019, respectively, and $9 million and $13 million during the six months ended June 30, 2020 and 2019, respectively.

(2)	Presented in cost of sales, operating and maintenance expense or selling, general and administrative expense consistent with the nature of the asset under lease.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Future annual minimum lease payments for operating and finance leases as of June 30, 2020 are as follows (in millions):

Years Ending December 31,	Operating Leases (1)	Finance Leases
2020	$135	$5
2021	121	10
2022	85	10
2023	71	10
2024	71	10
Thereafter	221	136
Total lease payments	704	181
Less: Interest	(178)	(122)
Present value of lease liabilities	$526	$59

(1)
Does not include $1.7 billion of legally binding minimum lease payments primarily for vessel charters which were executed as of June 30, 2020 but will commence in future period primarily in the next two years and have fixed minimum lease terms of up to seven years.

The following table shows the weighted-average remaining lease term and the weighted-average discount rate for our operating leases and finance leases:

	June 30, 2020		December 31, 2019
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	8.6	18.2	8.4	18.7
Weighted-average discount rate (1)	7.4%	16.2%	5.2%	16.2%

(1)
The finance leases commenced prior to the adoption of the current leasing standard under GAAP. In accordance with previous accounting guidance, the implied rate is based on the fair value of the underlying assets.

The following table includes other quantitative information for our operating and finance leases (in millions):

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$157	$174
Operating cash flows from finance leases	5	5
Right-of-use assets obtained in exchange for new operating lease liabilities	246	106

LNG Vessel Subcharters

From time to time, we sublease certain LNG vessels under charter to third parties while retaining our existing obligation to the original lessor. As of June 30, 2020 and December 31, 2019, we had $1 million and $9 million in future minimum sublease payments to be received from LNG vessel subcharters, respectively, which will be recognized entirely within 2020. We recognized $23 million and $31 million of sublease income, including $8 million and $5 million of variable lease payments, during the three months ended June 30, 2020 and 2019, respectively, in other revenues on our Consolidated Statements of Operations. We recognized $75 million and $68 million of sublease income, including $23 million and $10 million of variable lease payments, during the six months ended June 30, 2020 and 2019, respectively, in other revenues on our Consolidated Statements of Operations.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 12—REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue earned from contracts with customers during the three and six months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
LNG revenues (1)	$2,340	$2,080	$4,744	$4,147
Regasification revenues	68	67	135	133
Other revenues	16	21	38	36
Total revenues from customers	2,424	2,168	4,917	4,316
Net derivative gains (losses) (2)	(45)	93	119	169
Other (3)	23	31	75	68
Total revenues	$2,402	$2,292	$5,111	$4,553

(1)
LNG revenues include revenues for LNG cargoes in which our customers exercised their contractual right to not take delivery but remained obligated to pay fixed fees irrespective of such election. LNG revenues during the three and six months ended June 30, 2020 included $708 million and $761 million, respectively, in revenues associated with LNG cargoes for which customers have notified us that they will not take delivery, of which $458 million would have otherwise been recognized subsequent to June 30, 2020, if the cargoes were lifted pursuant to the delivery schedules with the customers. LNG revenues during the three months ended June 30, 2020 excluded $53 million that would have otherwise been recognized during the quarter if the cargoes were lifted pursuant to the delivery schedules with the customers. Revenue is generally recognized upon receipt of irrevocable notice that a customer will not take delivery because our customers have no contractual right to take delivery of such LNG cargo in future periods and our performance obligations with respect to such LNG cargo have been satisfied.

(2)	See Note 6—Derivative Instruments for additional information about our derivatives.

(3)	Includes revenues from LNG vessel subcharters. See Note 11—Leases for additional information about our subleases.

Contract Assets and Liabilities

The following table shows our contract assets, net, which are classified as other non-current assets, net on our Consolidated Balance Sheets (in millions):

	June 30,	December 31,
	2020	2019
Contract assets, net	$58	$18

Contract assets represent our right to consideration for transferring goods or services to the customer under the terms of a sales contract when the associated consideration is not yet due. Changes in contract assets during the six months ended June 30, 2020 were primarily attributable to revenue recognized due to the delivery of LNG under certain SPAs for which the associated consideration was not yet due.

The following table reflects the changes in our contract liabilities, which we classify as deferred revenue on our Consolidated Balance Sheets (in millions):

Six Months Ended June 30, 2020
Deferred revenues, beginning of period	$161
Cash received but not yet recognized	23
Revenue recognized from prior period deferral	(161)
Deferred revenues, end of period	$23

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$103.7	10	$106.4	11
Regasification revenues	2.3	5	2.4	5
Total revenues	$106.0		$108.8

(1)	The weighted average recognition timing represents an estimate of the number of years during which we shall have recognized half of the unsatisfied transaction price.

We have elected the following exemptions which omit certain potential future sources of revenue from the table above:

(1)	We omit from the table above all performance obligations that are part of a contract that has an original expected delivery duration of one year or less.

(2)
The table above excludes substantially all variable consideration under our SPAs and TUAs. We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Approximately 26% and 52% of our LNG revenues from contracts included in the table above during the three months ended June 30, 2020 and 2019, respectively, and approximately 34% and 55% of our LNG revenues from contracts included in the table above during the six months ended June 30, 2020 and 2019, respectively, were related to variable consideration received from customers. During each of the three and six months ended June 30, 2020 and 2019, approximately 3% of our regasification revenues were related to variable consideration received from customers.

We may enter into contracts to sell LNG that are conditioned upon one or both of the parties achieving certain milestones such as reaching FID on a certain liquefaction Train, obtaining financing or achieving substantial completion of a Train and any related facilities. These contracts are considered completed contracts for revenue recognition purposes and are included in the transaction price above when the conditions are considered probable of being met.

NOTE 13—INCOME TAXES

We recorded an income tax provision of $63 million and zero during the three months ended June 30, 2020 and 2019, respectively, and an income tax provision of $194 million and $3 million during the six months ended June 30, 2020 and 2019, respectively. The effective tax rate for the three and six months ended June 30, 2020 was 13.5% and 16.2%, respectively, which were lower than the 21% federal statutory rate primarily due to income allocated to non-controlling interest that is not taxable to Cheniere. The effective tax rate decreased for the three months ended June 30, 2020 from the six months ended June 30, 2020 due to an additional tax expense of $38 million recorded during the first quarter related to a one-time discrete event related to an internal tax restructuring. The effective tax rate for the three and six months ended June 30, 2019 was 0% and 0.9%, which are lower than the 21% federal statutory rate primarily due to maintaining a valuation allowance against our federal and state net deferred tax assets.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 14—SHARE-BASED COMPENSATION

We have granted restricted stock shares, restricted stock units, performance stock units and phantom units to employees and non-employee directors under the 2011 Incentive Plan, as amended (the “2011 Plan”), the 2015 Employee Inducement Incentive Plan and the 2020 Incentive Plan that was approved by our shareholders in May 2020.
For the six months ended June 30, 2020, we granted 1.2 million restricted stock units and 0.3 million performance stock units at target performance under the 2011 Plan to certain employees. Additionally, 0.2 million incremental shares of our common stock were issued based on performance results from previously-granted performance stock unit awards. Restricted stock units are stock awards that vest over a service period of three years and entitle the holder to receive shares of our common stock upon vesting, subject to restrictions on transfer and to a risk of forfeiture if the recipient terminates employment with us prior to the lapse of the restrictions. Performance stock units provide for cliff vesting after a period of three years with payouts based on metrics dependent upon market and performance achieved over the period from January 1, 2020 through December 31, 2022 compared to pre-established performance targets. The settlement amounts of the awards are based on market and performance metrics which include cumulative distributable cash flow per share, and in certain circumstances, absolute total shareholder return (“ATSR”) of our common stock. Where applicable, the compensation for performance stock units is based on fair value assigned to the market metric of ATSR using a Monte Carlo model upon grant, which remains constant through the vesting period, and a performance metric, which will vary due to changing estimates regarding the expected achievement of the performance metric of cumulative distributable cash flow per share. The number of shares that may be earned at the end of the vesting period ranges from 0% up to 300% of the target award amount. Both restricted stock units and performance stock units will be settled in Cheniere common stock (on a one-for-one basis) and are classified as equity awards.

Total share-based compensation consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Share-based compensation costs, pre-tax:
Equity awards	$31	$32	$60	$61
Liability awards	1	2	1	5
Total share-based compensation	32	34	61	66
Capitalized share-based compensation	(3)	(1)	(4)	(5)
Total share-based compensation expense	$29	$33	$57	$61
Tax benefit associated with share-based compensation expense	$1	$—	$19	$1

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table reconciles basic and diluted weighted average common shares outstanding for the three and six months ended June 30, 2020 and 2019 (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average common shares outstanding:
Basic	252.1	257.4	252.6	257.3
Dilutive unvested stock	0.3	—	0.7	1.3
Diluted	252.4	257.4	253.3	258.6

Basic net income (loss) per share attributable to common stockholders	$0.78	$(0.44)	$2.27	$0.11
Diluted net income (loss) per share attributable to common stockholders	$0.78	$(0.44)	$2.26	$0.11

Potentially dilutive securities that were not included in the diluted net income (loss) per share computations because their effects would have been anti-dilutive were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Unvested stock (1)	2.8	3.8	2.5	3.8
Convertible notes
2021 Cheniere Convertible Unsecured Notes (2)	—	13.3	—	13.3
2025 CCH HoldCo II Convertible Senior Notes (3)	—	—	—	—
2045 Cheniere Convertible Senior Notes	4.5	4.5	4.5	4.5
Total potentially dilutive common shares	7.3	21.6	7.0	21.6

(1)
Does not include 0.7 million shares for each of the three and six months ended June 30, 2020 and 0.6 million shares for each of the three and six months ended June 30, 2019, respectively, of unvested stock because the performance conditions had not yet been satisfied as of the respective dates.

(2)
Since we have the intent and ability to settle the remaining outstanding principal amount of the 2021 Cheniere Convertible Unsecured Notes in cash and the excess conversion premium (the “conversion spread”) in either cash or shares, the treasury stock method was applied for calculating any potential dilutive effect of the conversion spread on net income per share for the three and six months ended June 30, 2020. However, since the average market price of our common stock did not exceed the conversion price of our 2021 Cheniere Convertible Unsecured Notes, the conversion spread was excluded from the computation of diluted net income per share for the three and six months ended June 30, 2020.

(3)
Since we had the intent and ability to settle the principal amount and the premium upon redemption of the 2025 CCH HoldCo II Convertible Senior Notes in cash, as previously described in Note 10—Debt, the 2025 CCH HoldCo II Convertible Senior Notes were not included in the computation of net income per share for the three and six months ended June 30, 2020. There were no shares related to the conversion of the 2025 CCH HoldCo II Convertible Senior Notes included in the computation of diluted net income (loss) per share for the three and six months ended June 30, 2019, because the substantive non-market based contingencies underlying the eligible conversion date were not met as of June 30, 2019.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 16—SHARE REPURCHASE PROGRAM

On June 3, 2019, we announced that our Board of Directors (“Board”) authorized a 3-year, $1.0 billion share repurchase program. The following table presents information with respect to repurchases of common stock during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Aggregate common stock repurchased	—	44,600	2,875,376	44,600
Weighted average price paid per share	$—	$68.30	$53.88	$68.30
Total amount paid (in millions)	$—	$3	$155	$3

As of June 30, 2020, we had up to $596 million of the share repurchase program available. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The timing and amount of any shares of our common stock that are repurchased under the share repurchase program will be determined by our management based on market conditions and other factors.  The share repurchase program does not obligate us to acquire any particular amount of common stock, and may be modified, suspended or discontinued at any time or from time to time at our discretion.

NOTE 17—COMMITMENTS AND CONTINGENCIES

We have various contractual obligations which are recorded as liabilities in our Consolidated Financial Statements. Other items, such as certain purchase commitments and other executed contracts which do not meet the definition of a liability as of June 30, 2020, are not recognized as liabilities but require disclosures in our Consolidated Financial Statements.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 18—CUSTOMER CONCENTRATION

The following table shows customers with revenues of 10% or greater of total revenues from external customers and customers with accounts receivable, net and contract assets, net balances of 10% or greater of total accounts receivable, net and contract assets, net from external customers:

	Percentage of Total Revenues from External Customers				Percentage of Accounts Receivable, Net and Contract Assets, Net from External Customers
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2020	2019	2020	2019	2020	2019
Customer A	15%	17%	15%	18%	*	12%
Customer B	12%	11%	10%	11%	*	*
Customer C	10%	11%	*	12%	11%	13%
Customer D	*	12%	*	13%	*	*
Customer E	*	*	*	*	10%	*

* Less than 10%

NOTE 19—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Six Months Ended June 30,
	2020	2019
Cash paid during the period for interest on debt, net of amounts capitalized	$750	$271
Cash paid for income taxes	1	20

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities was $222 million and $958 million as of June 30, 2020 and 2019, respectively.

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
All of these types of statements, other than statements of historical or present facts or conditions, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “achieve,” “anticipate,” “believe,” “contemplate,” “continue,” “estimate,” “expect,” “intend,” “plan,” “potential,” “predict,” “project,” “pursue,” “target,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this quarterly report and in the other reports and other information that we file with the SEC, including those discussed under “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2019 and our quarterly report on Form 10-Q for the quarterly period ended March, 31, 2020. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to update or revise any forward-looking statement or provide reasons why actual results may differ, whether as a result of new information, future events or otherwise.

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

Overview of Business

Cheniere, a Delaware corporation, is a Houston-based energy infrastructure company primarily engaged in LNG-related businesses. We provide clean, secure and affordable LNG to integrated energy companies, utilities and energy trading companies around the world. We aspire to conduct our business in a safe and responsible manner, delivering a reliable, competitive and integrated source of LNG to our customers. We own and operate the Sabine Pass LNG terminal in Louisiana, one of the largest LNG production facilities in the world, through our ownership interest in and management agreements with Cheniere Partners, which is a publicly traded limited partnership that we created in 2007. As of June 30, 2020, we owned 100% of the general partner interest and 48.6% of the limited partner interest in Cheniere Partners. We also own and operate the Corpus Christi LNG terminal in Texas, which is wholly owned by us.

The Sabine Pass LNG terminal is located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast. Cheniere Partners, through its subsidiary SPL, is currently operating five natural gas liquefaction Trains and is constructing one additional Train for a total production capacity of approximately 30 mtpa of LNG (the “SPL Project”) at the Sabine Pass LNG terminal. The Sabine Pass LNG terminal has operational regasification facilities owned by Cheniere Partners’ subsidiary, SPLNG, that include pre-existing infrastructure of five LNG storage tanks with aggregate capacity of approximately 17 Bcfe, two existing marine berths and one under construction that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters and vaporizers with regasification capacity of approximately 4 Bcf/d. Cheniere Partners also owns a 94-mile pipeline through its subsidiary, CTPL, that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines.

We also own the Corpus Christi LNG terminal near Corpus Christi, Texas, and are currently operating two Trains and one additional Train is undergoing commissioning for a total production capacity of approximately 15 mtpa of LNG. Additionally, we are operating a 23-mile natural gas supply pipeline that interconnects the Corpus Christi LNG terminal with several interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline” and together with the Trains, the “CCL Project”) through our subsidiaries CCL and CCP, respectively. The CCL Project, once fully constructed, will contain three LNG storage tanks with aggregate capacity of approximately 10 Bcfe and two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters.

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

Overview of Significant Events

Our significant events since January 1, 2020 and through the filing date of this Form 10-Q include the following:
Strategic

•	In April 2020, Midship Pipeline Company, LLC, in which we have an equity investment, placed into service the Midship natural gas pipeline and related compression and interconnect facilities.
Operational

•	As of July 31, 2020, more than 1,175 cumulative LNG cargoes totaling over 80 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Projects.
Financial

•	We completed the following debt transactions:

◦
In June 2020, we entered into the $2.62 billion delayed draw term loan credit agreement (the “Cheniere Term Loan Facility”), which in July 2020 was subsequently increased to $2.695 billion. In July 2020, borrowings under the Cheniere Term Loan Facility were used to (1) redeem the remaining outstanding principal amount of the 11.0% Convertible Senior Secured Notes due 2025 (the “2025 CCH HoldCo II Convertible Senior Notes”), subsequent to the $300 million redemption in March 2020, pursuant to the amended and restated note purchase agreement for the 2025 CCH HoldCo II Convertible Senior Notes which allowed CCH HoldCo II to redeem the outstanding notes with cash at a price of $1,080 per $1,000 principal amount, (2) repurchase $844 million in aggregate principal amount of outstanding 4.875% Convertible Unsecured Notes due 2021 (the “2021 Cheniere Convertible Unsecured Notes”) at individually negotiated prices from a small number of investors and (3) pay the related fees and expenses. The remaining borrowings under the Cheniere Term Loan Facility are expected to be used to repay and/or repurchase a portion of the remaining outstanding principal amount of the 2021 Cheniere Convertible Unsecured Notes and for the payment of related fees and expenses.

◦
In May 2020, SPL issued an aggregate principal amount of $2.0 billion of 4.500% Senior Secured Notes due 2030 (the “2030 SPL Senior Notes”). Net proceeds of the offering, along with cash on hand, were used to redeem all of SPL’s outstanding 5.625% Senior Notes due 2021 (the “2021 SPL Senior Notes”).

◦
In March 2020, SPL entered into a $1.2 billion Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement (the “2020 SPL Working Capital Facility”), which refinanced its previous working capital facility, reduced the interest rate and extended the maturity date to March 2025.

•
In May 2020, the date of first commercial delivery was reached under the 20-year SPAs with PT Pertamina (Persero), Naturgy LNG GOM, Limited, Woodside Energy Trading Singapore Pte Ltd, Iberdrola, S.A. and Électricité de France, S.A. relating to Train 2 of the CCL Project.

•	In August 2020, Moody’s Investors Service upgraded its rating of CCH’s senior secured debt from Ba1 (Positive Outlook) to Baa3.

Impact of COVID-19 and Market Environment

The business environment in which we operate has been impacted by the recent downturn in the energy market as well as the outbreak of COVID-19 and its progression into a pandemic in March 2020. As a result of these developments, our growth estimates for LNG in 2020 have moderated from previous expectations. Annual LNG demand grew by approximately 13% in 2019 to approximately 360 mtpa. In a report published in the month of April 2020, IHS Markit projected LNG demand in 2020 to reach 363 mtpa, down from a pre-COVID-19 estimate of approximately 377 mtpa. This implies a year-over-year rate of growth of below 1% in 2020 compared to an implied pre-COVID-19 year-over-year growth estimate of approximately 5%. While worldwide demand increased by approximately 5% during the six months ended June 30, 2020 compared to the comparable period of 2019, we expect to potentially see year-over-year declines in some future months as reduced economic activity affects LNG demand and high storage inventory levels reduce the need for imports. The robust LNG supply additions over the past several years, along with warmer winters and now strict virus containment measures, have exerted downward pressure on global gas prices. As an example, the Dutch Title Transfer Facility (“TTF”), a virtual trading point for natural gas in the Netherlands, averaged $1.76 during the three months ended June 30, 2020, 60% lower than the comparable period of 2019, while the Japan Korean Marker (“JKM”), an LNG benchmark price assessment for spot physical cargoes delivered ex-ship into certain key markets in Asia, averaged $2.68 during the three months ended June 30, 2020, 50% lower than the comparable period of 2019. As a result of the weaker LNG market environment, as well as customer-specific variables, we have recently experienced an increase in the number of LNG cargoes for which customers have notified us that they will not take delivery. While this may impact our expected LNG production, we do not expect it to have a material adverse impact on our forecasted financial results for 2020, due to the highly contracted nature of our business and the fact that customers continue to be obligated to pay fixed fees for cargoes in relation to which they have exercised their contractual right to cancel. As such, during the three and six months ended June 30, 2020, we recognized $708 million and $761 million, respectively, in revenues associated with LNG cargoes for which customers have notified us that they will not take delivery, of which $458 million would have otherwise been recognized subsequent to June 30, 2020, if the cargoes were lifted pursuant to the delivery schedules with the customers.

In addition, in response to the COVID-19 pandemic, we have modified certain business and workforce practices to protect the safety and welfare of our employees who continue to work at our facilities and offices worldwide, as well as implemented certain mitigation efforts to ensure business continuity. In March 2020, we began consulting with a medical advisor, and implemented social distancing through revised shift schedules, work from home policies and designated remote work locations where appropriate, restricted non-essential business travel and began requiring self-screening for employees and contractors. In April 2020, we began providing temporary housing for our workforce for our facilities, implemented temperature testing, incorporated medical and social workers to support employees, enforced prior self-isolation and screening for temporary housing and implemented marine operations with zero contact during loading activities. These measures have resulted in increased costs. While response measures continue to evolve and in certain cases moderate, we expect to incur incremental operating costs associated with business continuity and protection of our workforce until the risks associated with the pandemic diminish. As of June 30, 2020, we have incurred approximately $62 million of such costs.

Liquidity and Capital Resources

Although results are consolidated for financial reporting, SPL, Cheniere Partners, CCH Group and Cheniere operate with independent capital structures. Our capital requirements include capital and investment expenditures, repayment of long-term debt and repurchase of our shares. We expect the cash needs for at least the next twelve months will be met for each of these independent capital structures as follows:

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

The following table provides a summary of our liquidity position at June 30, 2020 and December 31, 2019 (in millions):

	June 30,	December 31,
	2020	2019
Cash and cash equivalents (1)	$2,039	$2,474
Restricted cash designated for the following purposes:
SPL Project	167	181
CCL Project	101	80
Other	237	259
Available commitments under the following credit facilities:
$1.2 billion Amended and Restated SPL Working Capital Facility (“2015 SPL Working Capital Facility”)	—	786
2020 SPL Working Capital Facility	791	—
CQP Credit Facilities executed in 2019 (“2019 CQP Credit Facilities”)	750	750
$1.2 billion CCH Working Capital Facility (“CCH Working Capital Facility”)	667	729
$1.25 billion Cheniere Revolving Credit Facility (“Cheniere Revolving Credit Facility”)	562	665
Cheniere Term Loan Facility (2)	2,620	—

(1)
Amounts presented include balances held by our consolidated variable interest entity (“VIE”), Cheniere Partners, as discussed in Note 8—Non-controlling Interest and Variable Interest Entity of our Notes to Consolidated Financial Statements. As of June 30, 2020 and December 31, 2019, assets of Cheniere Partners, which are included in our Consolidated Balance Sheets, included $1.3 billion and $1.8 billion, respectively, of cash and cash equivalents.

(2)
In July 2020, we received incremental commitments of $75 million and borrowed $2,323 million under the Cheniere Term Loan Facility, which reduced the available commitment to $372 million following these transactions.

For additional information regarding our debt agreements, see Note 10—Debt of our Notes to Consolidated Financial Statements in this quarterly report and Note 11—Debt of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the fiscal year ended December 31, 2019.

Sabine Pass LNG Terminal

Liquefaction Facilities

The SPL Project is one of the largest LNG production facilities in the world. Through Cheniere Partners, we are currently operating five Trains and two marine berths at the SPL Project. We have received authorization from the FERC to site, construct and operate Trains 1 through 6, as well as for the construction of a third marine berth. We have achieved substantial completion of the first five Trains of the SPL Project and commenced commercial operating activities for each Train at various times starting in May 2016. The following table summarizes the project completion and construction status of Train 6 of the SPL Project as of June 30, 2020:

SPL Train 6
Overall project completion percentage	63.9%
Completion percentage of:
Engineering	96.5%
Procurement	91.1%
Subcontract work	44.3%
Construction	25.3%
Date of expected substantial completion	2H 2022

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

In addition, Cheniere Marketing has an agreement with SPL to purchase, at Cheniere Marketing’s option, any LNG produced by SPL in excess of that required for other customers. See Marketing section for additional information regarding agreements entered into by Cheniere Marketing.

Natural Gas Transportation, Storage and Supply

To ensure SPL is able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, it has entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL and third-party pipeline companies. SPL has entered into firm storage services agreements with third parties to assist in managing variability in natural gas needs for the SPL Project. SPL has also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the SPL Project. As of June 30, 2020, SPL had secured up to approximately 4,855 TBtu of natural gas feedstock through long-term and short-term natural gas supply contracts with remaining terms that range up to 9 years, a portion of which is subject to conditions precedent.

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

The total contract price of the EPC contract for Train 6 of the SPL Project is approximately $2.5 billion, including estimated costs for the third marine berth that is currently under construction. As of June 30, 2020, we have incurred $1.6 billion under this contract.

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

The remaining approximately 2 Bcf/d of capacity has been reserved under a TUA by SPL. SPL is obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million annually, prior to inflation adjustments, continuing until at least May 2036. SPL entered into a partial TUA assignment agreement with Total, whereby upon substantial completion of Train 5 of the SPL Project, SPL gained access to substantially all of Total’s capacity and other services provided under Total’s TUA with SPLNG. This agreement provides SPL with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity, permit SPL to more flexibly manage its LNG storage capacity and accommodate the development of Train 6. Notwithstanding any arrangements between Total and SPL, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA. During the three months ended June 30, 2020 and 2019, SPL recorded $33 million and $32 million, respectively, and during the six months ended June 30, 2020 and 2019, SPL recorded $65 million and $40 million, respectively, as operating and maintenance expense under this partial TUA assignment agreement.

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

The following table provides a summary of our capital resources from borrowings and available commitments for the Sabine Pass LNG Terminal, excluding equity contributions to our subsidiaries and cash flows from operations (as described in Sources and Uses of Cash), at June 30, 2020 and December 31, 2019 (in millions):

	June 30,	December 31,
	2020	2019
Senior notes (1)	$17,750	$17,750
Credit facilities outstanding balance (2)	—	—
Letters of credit issued (3)	409	414
Available commitments under credit facilities (3)	1,541	1,536
Total capital resources from borrowings and available commitments (4)	$19,700	$19,700

(1)
Includes SPL’s 2021 SPL Senior Notes, 6.25% Senior Secured Notes due 2022, 5.625% Senior Secured Notes due 2023, 5.75% Senior Secured Notes due 2024, 5.625% Senior Secured Notes due 2025, 5.875% Senior Secured Notes due 2026 (the “2026 SPL Senior Notes”), 5.00% Senior Secured Notes due 2027 (the “2027 SPL Senior Notes”), 4.200% Senior Secured Notes due 2028 (the “2028 SPL Senior Notes”), 2030 SPL Senior Notes and 5.00% Senior Secured Notes due 2037 (the “2037 SPL Senior Notes”) (collectively, the “SPL Senior Notes”), as well as Cheniere Partners’ $1.5 billion of 5.250% Senior Notes due 2025 (the “2025 CQP Senior Notes”), $1.1 billion of 5.625% Senior Notes due 2026 (the “2026 CQP Senior Notes”) and the 4.500% Senior Notes due 2029 (the “2029 CQP Senior Notes”) (collectively, the “CQP Senior Notes”).

(2)
Includes outstanding balances under the 2015 SPL Working Capital Facility, 2020 SPL Working Capital Facility and 2019 CQP Credit Facilities, inclusive of any portion of the 2020 SPL Working Capital Facility and 2019 CQP Credit Facilities that may be used for general corporate purposes.

(3)	Consists of 2015 SPL Working Capital Facility, 2020 SPL Working Capital Facility and 2019 CQP Credit Facilities.

(4)	Does not include equity contributions that may be available from Cheniere’s borrowings and available cash and cash equivalents.

For additional information regarding our debt agreements related to the Sabine Pass LNG Terminal, see Note 10—Debt of our Notes to Consolidated Financial Statements in this quarterly report and Note 11—Debt of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the fiscal year ended December 31, 2019.

SPL Senior Notes

In May 2020, SPL issued an aggregate principal amount of $2.0 billion of the 2030 SPL Senior Notes. The 2030 SPL Senior Notes accrue interest at a fixed rate of 4.500% per annum, which is payable semi-annually in cash in arrears.

The SPL Senior Notes are governed by a common indenture (the “SPL Indenture”) and the terms of the 2037 SPL Senior Notes are governed by a separate indenture (the “2037 SPL Senior Notes Indenture”). Both the SPL Indenture and the 2037 SPL Senior Notes Indenture contain terms and events of default and certain covenants that, among other things, limit SPL’s ability and the ability of SPL’s restricted subsidiaries to incur additional indebtedness or issue preferred stock, make certain investments or pay dividends or distributions on capital stock or subordinated indebtedness or purchase, redeem or retire capital stock, sell or transfer assets, including capital stock of SPL’s restricted subsidiaries, restrict dividends or other payments by restricted subsidiaries, incur liens, enter into transactions with affiliates, dissolve, liquidate, consolidate, merge, sell or lease all or substantially all of SPL’s assets and enter into certain LNG sales contracts. Subject to permitted liens, the SPL Senior Notes are secured on a pari passu first-priority basis by a security interest in all of the membership interests in SPL and substantially all of SPL’s assets. SPL may not make any distributions until, among other requirements, deposits are made into debt service reserve accounts as required and a debt service coverage ratio test of 1.25:1.00 is satisfied.

At any time prior to three months before the respective dates of maturity for each series of the SPL Senior Notes (except for the 2026 SPL Senior Notes, 2027 SPL Senior Notes, 2028 SPL Senior Notes, 2030 SPL Senior Notes and 2037 SPL Senior Notes, in which case the time period is six months before the respective dates of maturity), SPL may redeem all or part of such series of the SPL Senior Notes at a redemption price equal to the ‘make-whole’ price (except for the 2037 SPL Senior Notes, in which case the redemption price is equal to the “optional redemption” price) set forth in the respective indentures governing the SPL Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption. SPL may also, at any time within three months of the respective maturity dates for each series of the SPL Senior Notes (except for the 2026 SPL Senior Notes, 2027 SPL Senior Notes, 2028 SPL Senior Notes, 2030 SPL Senior Notes and 2037 SPL Senior Notes, in which case the time period is within six months of the respective dates of maturity), redeem all or part of such series of the SPL Senior Notes at a redemption price equal to 100% of the principal amount of such series of the SPL Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

Both the 2037 SPL Senior Notes Indenture and the SPL Indenture include restrictive covenants. SPL may incur additional indebtedness in the future, including by issuing additional notes, and such indebtedness could be at higher interest rates and have different maturity dates and more restrictive covenants than the current outstanding indebtedness of SPL, including the SPL Senior Notes and the 2020 SPL Working Capital Facility. Under the 2037 SPL Senior Notes Indenture and the SPL Indenture, SPL may not make any distributions until, among other requirements, deposits are made into debt service reserve accounts as required and a debt service coverage ratio test of 1.25:1.00 is satisfied. Semi-annual principal payments for the 2037 SPL Senior Notes are due on March 15 and September 15 of each year beginning September 15, 2025 and are fully amortizing according to a fixed sculpted amortization schedule.

In connection with the closing of the 2030 SPL Senior Notes offering, SPL entered into a registration rights agreement (the “SPL Registration Rights Agreement”). Under the SPL Registration Rights Agreement, SPL and any future guarantors of the 2030 SPL Senior Notes, have agreed to file with the SEC and cause to become effective a registration statement relating to an offer to exchange any and all of the 2030 SPL Senior Notes for a like aggregate principal amount of debt securities of SPL with terms identical in all material respects to the 2030 SPL Senior Notes sought to be exchanged (other than with respect to restrictions on transfer or to any increase in annual interest rate) within 360 days after the notes issuance date of May 8, 2020. Under specified circumstances, SPL has agreed to cause to become effective a shelf registration statement relating to resales of the 2030 SPL Senior Notes. SPL will be obligated to pay additional interest on the 2030 SPL Senior Notes if it fails to comply with its obligations to register the 2030 SPL Senior Notes within the specified time period.

2015 SPL Working Capital Facility

In March 2020, SPL terminated the remaining commitments under the 2015 SPL Working Capital Facility. As of December 31, 2019, SPL had $786 million of available commitments, $414 million aggregate amount of issued letters of credit and no outstanding borrowings under the 2015 SPL Working Capital Facility.

2020 SPL Working Capital Facility

In March 2020, SPL entered into the 2020 SPL Working Capital Facility with aggregate commitments of $1.2 billion, which replaced the 2015 SPL Working Capital Facility. The 2020 SPL Working Capital Facility is intended to be used for loans to SPL, swing line loans to SPL and the issuance of letters of credit on behalf of SPL, primarily for (1) the refinancing of the 2015 SPL Working Capital Facility, (2) fees and expenses related to the 2020 SPL Working Capital Facility, (3) SPL and its future subsidiaries’ gas purchase obligations and (4) SPL and certain of its future subsidiaries’ general corporate purposes. SPL may, from time to time, request increases in the commitments under the 2020 SPL Working Capital Facility of up to $800 million. As of June 30, 2020, SPL had $791 million of available commitments, $409 million aggregate amount of issued letters of credit and no outstanding borrowings under the 2020 SPL Working Capital Facility.

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

Cheniere Partners

CQP Senior Notes

The CQP Senior Notes are jointly and severally guaranteed by each of Cheniere Partners’ subsidiaries other than SPL and, subject to certain conditions governing its guarantee, Sabine Pass LP (each a “Guarantor” and collectively, the “CQP Guarantors”). The CQP Senior Notes are governed by the same base indenture (the “CQP Base Indenture”). The 2025 CQP Senior Notes are further governed by the First Supplemental Indenture, the 2026 CQP Senior Notes are further governed by the Second Supplemental Indenture and the 2029 CQP Senior Notes are further governed by the Third Supplemental Indenture. The indentures governing the CQP Senior Notes contain terms and events of default and certain covenants that, among other things, limit the ability of Cheniere Partners and the CQP Guarantors to incur liens and sell assets, enter into transactions with affiliates, enter into sale-leaseback transactions and consolidate, merge or sell, lease or otherwise dispose of all or substantially all of the applicable entity’s properties or assets.

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

2019 CQP Credit Facilities

In May 2019, Cheniere Partners entered into the 2019 CQP Credit Facilities, which consisted of the $750 million term loan (“CQP Term Facility”), which was prepaid and terminated upon issuance of the 2029 CQP Senior Notes in September 2019, and the $750 million revolving credit facility (“CQP Revolving Facility”). Borrowings under the 2019 CQP Credit Facilities will be used to fund the development and construction of Train 6 of the SPL Project and for general corporate purposes, subject to a sublimit, and the 2019 CQP Credit Facilities are also available for the issuance of letters of credit. As of both June 30, 2020 and December 31, 2019, Cheniere Partners had $750 million of available commitments and no letters of credit issued or loans outstanding under the 2019 CQP Credit Facilities.

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

Corpus Christi LNG Terminal

Liquefaction Facilities

We are currently operating two Trains and one marine berth at the CCL Project, commissioning one additional Train and constructing an additional marine berth. We have received authorization from the FERC to site, construct and operate Trains 1 through 3 of the CCL Project. We completed construction of Trains 1 and 2 of the CCL Project and commenced commercial operating activities in February 2019 and August 2019, respectively. The following table summarizes the project completion and construction status of Train 3 of the CCL Project, including the related infrastructure, as of June 30, 2020:

CCL Train 3
Overall project completion percentage	90.5%
Completion percentage of:
Engineering	100.0%
Procurement	100.0%
Subcontract work	83.2%
Construction	77.5%
Expected date of substantial completion	1H 2021

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

An application was filed in September 2019 to authorize additional exports from the CCL Project to FTA countries for a 25-year term and to non-FTA countries for a 20-year term in an amount up to the equivalent of approximately 108 Bcf/yr of natural gas, for a total CCL Project export of 875.16 Bcf/yr. The terms of the authorizations are requested to commence on the date of first commercial export from the CCL Project of the volumes contemplated in the application. DOE’s authorization for FTA countries has been granted. The DOE application for non-FTA countries is currently pending before the DOE.

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

In aggregate, the minimum annual fixed fee portion to be paid by the third-party SPA customers is approximately $1.4 billion for Trains 1 and 2 and further increasing to approximately $1.8 billion following the substantial completion of Train 3 of the CCL Project.

In addition, Cheniere Marketing has agreements with CCL to purchase: (1) approximately 15 TBtu per annum of LNG with an approximate term of 23 years, (2) any LNG produced by CCL in excess of that required for other customers at Cheniere Marketing’s option and (3) approximately 44 TBtu of LNG with a term of up to seven years associated with the IPM gas supply agreement between CCL and EOG. See Marketing section for additional information regarding agreements entered into by Cheniere Marketing.

Natural Gas Transportation, Storage and Supply

To ensure CCL is able to transport adequate natural gas feedstock to the Corpus Christi LNG terminal, it has entered into transportation precedent agreements to secure firm pipeline transportation capacity with CCP and certain third-party pipeline companies. CCL has entered into a firm storage services agreement with a third party to assist in managing variability in natural gas needs for the CCL Project. CCL has also entered into enabling agreements and long-term natural gas supply contracts with third parties, and will continue to enter into such agreements, in order to secure natural gas feedstock for the CCL Project. As of June 30, 2020, CCL had secured up to approximately 2,935 TBtu of natural gas feedstock through long-term natural gas supply contracts with remaining terms that range up to 10 years, a portion of which is subject to the achievement of certain project milestones and other conditions precedent.

CCL Stage III has also entered into long-term natural gas supply contracts with third parties, and anticipates continuing to enter into such agreements, in order to secure natural gas feedstock for Corpus Christi Stage 3. As of June 30, 2020, CCL Stage III had secured up to approximately 2,361 TBtu of natural gas feedstock through long-term natural gas supply contracts with remaining terms that range up to approximately 15 years, which is subject to the achievement of certain project milestones and other conditions precedent.

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

The total contract price of the EPC contract for Train 3, which is currently under construction, is approximately $2.4 billion, reflecting amounts incurred under change orders through June 30, 2020. As of June 30, 2020, we have incurred $2.2 billion under this contract.

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

Capital Resources

The CCH Group expects to finance the construction costs of the CCL Project from one or more of the following: operating cash flows from CCL and CCP, project debt and equity contributions from Cheniere. The following table provides a summary of the capital resources of the CCH Group from borrowings and available commitments for the CCL Project, excluding equity contributions from Cheniere, at June 30, 2020 and December 31, 2019 (in millions):

	June 30,	December 31,
	2020	2019
Senior notes (1)	$6,952	$6,952
11.0% Convertible Senior Secured Notes due 2025 (2)	700	1,000
Credit facilities outstanding balance (3)	3,424	3,283
Letters of credit issued (3)	392	471
Available commitments under credit facilities (3)	667	729
Total capital resources from borrowings and available commitments (4)	$12,135	$12,435

(1)
Includes CCH’s 7.000% Senior Secured Notes due 2024 (the “2024 CCH Senior Notes”), 5.875% Senior Secured Notes due 2025 (the “2025 CCH Senior Notes”), 5.125% Senior Secured Notes due 2027 (the “2027 CCH Senior Notes”), 3.700% Senior Secured Notes due 2029 (the “2029 CCH Senior Notes”), 4.80% Senior Secured Notes due 2039 (the “4.80% CCH Senior Notes”) and 3.925% Senior Secured Notes due 2039 (the “3.925% CCH Senior Notes”) (collectively, the “CCH Senior Notes”).

(2)	Aggregate original principal amount before debt discount and debt issuance costs and interest paid-in-kind.

(3)	Includes CCH’s amended and restated credit facility (“CCH Credit Facility”) and CCH Working Capital Facility.

(4)	Does not include equity contributions that may be available from Cheniere’s borrowings and available cash and cash equivalents.

2025 CCH HoldCo II Convertible Senior Notes

In May 2015, CCH HoldCo II issued $1.0 billion aggregate principal amount of the 2025 CCH HoldCo II Convertible Senior Notes on a private placement basis. The 2025 CCH HoldCo II Convertible Senior Notes were convertible at the option of CCH HoldCo II or the holders on or after March 1, 2020 and September 1, 2020, respectively, provided the total market capitalization of Cheniere at that time was not less than $10.0 billion and certain other conditions were satisfied. CCH HoldCo II was restricted from making distributions to Cheniere under agreements governing its indebtedness generally until, among other requirements, a historical debt service coverage ratio and a projected fixed debt service coverage ratio of 1.20:1.00 were achieved. The 2025 CCH HoldCo II Convertible Senior Notes were secured by a pledge by us of 100% of the equity interests in CCH HoldCo II, and a pledge by CCH HoldCo II of 100% of the equity interests in CCH HoldCo I. In addition, the 2025 CCH HoldCo II Convertible Senior Notes were secured by a security interest in the account into which all distributions from CCH HoldCo I to CCH HoldCo II must be deposited.

In May 2018, the amended and restated note purchase agreement under which the 2025 CCH HoldCo II Convertible Senior Notes were issued was subsequently amended in connection with commercialization and financing of Train 3 of the CCL Project and to provide the note holders with certain prepayment rights related thereto consistent with those under the CCH Credit Facility.  In February 2020, the amended and restated note purchase agreement for the 2025 CCH HoldCo II Convertible Senior Notes was further amended to allow CCH HoldCo II the option to redeem all or a portion of the outstanding notes with cash at a price of $1,080 per $1,000 principal amount, at the time of any CCH HoldCo II- or noteholder-initiated conversion through September 2, 2020. In March 2020, CCH HoldCo II redeemed an aggregate outstanding principal amount of $300 million and in July 2020, redeemed the remaining outstanding principal amount with borrowings under the Cheniere Term Loan Facility.

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

CCH Credit Facility

In May 2018, CCH amended and restated the CCH Credit Facility to increase total commitments under the CCH Credit Facility from $4.6 billion to $6.1 billion. The obligations of CCH under the CCH Credit Facility are secured by a first priority lien on substantially all of the assets of CCH and its subsidiaries and by a pledge by CCH HoldCo I of its limited liability company interests in CCH. As of both June 30, 2020 and December 31, 2019, CCH had no available commitments and $3.3 billion of loans outstanding under the CCH Credit Facility.

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

CCH Working Capital Facility

In June 2018, CCH amended and restated the CCH Working Capital Facility to increase total commitments under the CCH Working Capital Facility from $350 million to $1.2 billion. The CCH Working Capital Facility is intended to be used for loans to CCH (“CCH Working Capital Loans”) and the issuance of letters of credit on behalf of CCH for certain working capital requirements related to developing and operating the CCL Project and for related business purposes. Loans under the CCH Working Capital Facility are guaranteed by the CCH Guarantors. CCH may, from time to time, request increases in the commitments under the CCH Working Capital Facility of up to the maximum allowed for working capital under the Common Terms Agreement that was entered into concurrently with the CCH Credit Facility. As of June 30, 2020 and December 31, 2019, CCH had $667 million and $729 million of available commitments, $392 million and $471 million aggregate amount of issued letters of credit and $141 million and zero of loans outstanding under the CCH Working Capital Facility, respectively.

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

Cheniere

Convertible Notes

In November 2014, we issued an aggregate principal amount of $1.0 billion of the 2021 Cheniere Convertible Unsecured Notes. The 2021 Cheniere Convertible Unsecured Notes are convertible at the option of the holder into our common stock at the then applicable conversion rate, provided that the closing price of our common stock is greater than or equal to the conversion price on the date of conversion. In March 2015, we issued $625 million aggregate principal amount of unsecured 2045 Cheniere Convertible Senior Notes. We have the right, at our option, at any time after March 15, 2020, to redeem all or any part of the 2045 Cheniere Convertible Senior Notes at a redemption price equal to the accreted amount of the 2045 Cheniere Convertible Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to such redemption date. We have the option to satisfy the conversion obligation for the 2021 Cheniere Convertible Unsecured Notes and the 2045 Cheniere Convertible Senior Notes with cash, common stock or a combination thereof. In July 2020, we repurchased $844 million in aggregate principal amount of the outstanding 2021 Cheniere Convertible Unsecured Notes at individually negotiated prices from a small number of investors.

Cheniere Revolving Credit Facility

In December 2018, we amended and restated the Cheniere Revolving Credit Facility to increase total commitments under the Cheniere Revolving Credit Facility from $750 million to $1.25 billion. The Cheniere Revolving Credit Facility is intended to fund, through loans and letters of credit, equity capital contributions to CCH HoldCo II and its subsidiaries for the development of the CCL Project and, provided that certain conditions are met, for general corporate purposes. As of June 30, 2020 and December 31, 2019, we had $562 million and $665 million of available commitments, $313 million and $585 million aggregate amount of issued letters of credit and $375 million and zero of loans outstanding under the Cheniere Revolving Credit Facility, respectively.

The Cheniere Revolving Credit Facility matures on December 13, 2022 and contains representations, warranties and affirmative and negative covenants customary for companies like us with lenders of the type participating in the Cheniere Revolving Credit Facility that limit our ability to make restricted payments, including distributions, unless certain conditions are satisfied, as well as limitations on indebtedness, guarantees, hedging, liens, investments and affiliate transactions. Under the Cheniere Revolving Credit Facility, we are required to ensure that the sum of our unrestricted cash and the amount of undrawn commitments under the Cheniere Revolving Credit Facility is at least equal to the lesser of (1) 20% of the commitments under the Cheniere Revolving Credit Facility and (2) $200 million (the “Liquidity Covenant”). However, at any time that the aggregate principal amount of outstanding loans plus drawn and unreimbursed letters of credit under the Cheniere Revolving Credit Facility is greater than 30% of aggregate commitments under the Cheniere Revolving Credit Facility, the Liquidity Covenant will not apply and we will instead be governed by a quarterly non-consolidated leverage ratio covenant not to exceed 5.75:1.00 (the “Springing Leverage Covenant”).

The Cheniere Revolving Credit Facility is secured by a first priority security interest (subject to permitted liens and other customary exceptions) in substantially all of our assets, including our interests in our direct subsidiaries (excluding CCH HoldCo II and certain other subsidiaries).

Cheniere Term Loan Facility

In June 2020, we entered into the Cheniere Term Loan Facility, which was subsequently increased to $2.695 billion in July 2020. In July 2020, borrowings under the Cheniere Term Loan Facility were used to (1) redeem the remaining outstanding principal amount of the 2025 CCH HoldCo II Convertible Senior Notes, (2) repurchase $844 million in aggregate principal amount of outstanding 2021 Cheniere Convertible Unsecured Notes at individually negotiated prices from a small number of investors and

(3) pay the related fees and expenses. The remaining borrowings under the Cheniere Term Loan Facility are expected to be used to repay and/or repurchase a portion of the remaining principal amount of the 2021 Cheniere Convertible Unsecured Notes and for the payment of related fees and expenses. As of June 30, 2020, we had $2.6 billion of available commitments and no letters of credit issued or loans outstanding under the Cheniere Term Loan Facility. Subsequent to the borrowings in July 2020, we had $372 million of available commitments under the Cheniere Term Loan Facility.

The Cheniere Term Loan Facility matures on June 18, 2023. Loans under the Cheniere Term Loan Facility may be voluntarily prepaid, in whole or in part, at any time, without premium or penalty. Borrowings under the Cheniere Term Loan Facility are subject to customary conditions precedent. The Cheniere Term Loan Facility includes representations, warranties, affirmative and negative covenants and events of default customary for companies like us with lenders of the type participating in the Cheniere Term Loan Facility and consistent with the equivalent provisions contained in the Cheniere Revolving Credit Facility.

The Cheniere Term Loan Facility is secured by a first priority security interest (subject to permitted liens and other customary exceptions) on a pari passu basis with the Cheniere Revolving Credit Facility in substantially all of our assets and equity interests in direct subsidiaries (other than certain excluded subsidiaries). Upon redemption of the 2025 CCH HoldCo II Convertible Senior Notes in July 2020, the equity interests in CCH HoldCo II were pledged as collateral to secure the obligations under the Cheniere Revolving Credit Facility and the Cheniere Term Loan Facility.

Cash Receipts from Subsidiaries

Our ownership interest in the Sabine Pass LNG terminal is held through Cheniere Partners. As of June 30, 2020, we owned a 48.6% limited partner interest in Cheniere Partners in the form of 104.5 million common units and 135.4 million subordinated units. We also own 100% of the general partner interest and the incentive distribution rights in Cheniere Partners. We are eligible to receive quarterly equity distributions from Cheniere Partners related to our ownership interests and our incentive distribution rights.

We also receive fees for providing management services to some of our subsidiaries. We received $53 million and $36 million in total service fees from these subsidiaries during the each of the six months ended June 30, 2020 and 2019, respectively.

Share Repurchase Program

On June 3, 2019, we announced that our Board of Directors (“Board”) authorized a 3-year, $1.0 billion share repurchase program. During the six months ended June 30, 2020, we repurchased an aggregate of 2.9 million shares of our common stock for $155 million, for a weighted average price per share of $53.88. During the six months ended June 30, 2019, we repurchased an aggregate of 44,600 shares of our common stock for $3 million, for a weighted average price per share of $68.30. As of June 30, 2020, we had up to $596 million of the share repurchase program available. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The timing and amount of any shares of our common stock that are repurchased under the share repurchase program will be determined by our management based on market conditions and other factors.  The share repurchase program does not obligate us to acquire any particular amount of common stock, and may be modified, suspended or discontinued at any time or from time to time at our discretion.

Marketing

We market and sell LNG produced by the Liquefaction Projects that is not required for other customers through our integrated marketing function. We have, and continue to develop, a portfolio of long-, medium- and short-term SPAs to transport and unload commercial LNG cargoes to locations worldwide. These volumes are expected to be primarily sourced by LNG produced by the Liquefaction Projects but supplemented by volumes procured from other locations worldwide, as needed. As of June 30, 2020, we have sold or have options to sell approximately 4,746 TBtu of LNG to be delivered to customers between 2020 and 2045.  The cargoes have been sold either on a FOB basis (delivered to the customer at the Sabine Pass LNG terminal or the Corpus Christi LNG terminal, as applicable) or a delivered at terminal (“DAT”) basis (delivered to the customer at their LNG receiving terminal). We have chartered LNG vessels to be utilized for cargoes sold on a DAT basis. In addition, we have entered into a long-term agreement to sell LNG cargoes on a DAT basis that is conditioned upon the buyer achieving certain milestones.

Cheniere Marketing entered into uncommitted trade finance facilities with available commitments of $209 million as of June 30, 2020, primarily to be used for the purchase and sale of LNG for ultimate resale in the course of its operations. The finance facilities are intended to be used for advances, guarantees or the issuance of letters of credit or standby letters of credit on behalf of Cheniere Marketing. As of June 30, 2020 and December 31, 2019, Cheniere Marketing had $10 million and $41 million, respectively, in standby letters of credit and guarantees outstanding under the finance facilities. As of June 30, 2020 and December 31, 2019, Cheniere Marketing had $6 million and zero, respectively, of loans outstanding under the finance facilities. Cheniere Marketing pays interest or fees on utilized commitments.

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

We have made an equity investment in Midship Holdings, LLC (“Midship Holdings”), which manages the business and affairs of Midship Pipeline. Midship Pipeline operates the Midship Project with current capacity of up to 1.1 million Dekatherms per day that connects new gas production in the Anadarko Basin to Gulf Coast markets, including markets serving the Liquefaction Projects. The Midship Project was placed in service in April 2020.

Restrictive Debt Covenants

As of June 30, 2020, each of our issuers was in compliance with all covenants related to their respective debt agreements.

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
Sources and Uses of Cash

The following table summarizes the sources and uses of our cash, cash equivalents and restricted cash for the six months ended June 30, 2020 and 2019 (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Six Months Ended June 30,
	2020	2019
Operating cash flows	$1,028	$760
Investing cash flows	(1,090)	(1,542)
Financing cash flows	(388)	1,066

Net increase (decrease) in cash, cash equivalents and restricted cash	(450)	284
Cash, cash equivalents and restricted cash—beginning of period	2,994	3,156
Cash, cash equivalents and restricted cash—end of period	$2,544	$3,440

Operating Cash Flows

Our operating cash net inflows during the six months ended June 30, 2020 and 2019 were $1,028 million and $760 million, respectively. The $268 million increase in operating cash inflows in 2020 compared to 2019 was primarily related to increased revenues related to LNG cargoes for which customers have notified us that they will not take delivery and from the sale of LNG cargoes, as a result of the additional Trains that were operating at the Liquefaction Projects in 2020.

Investing Cash Flows

Investing cash net outflows during the six months ended June 30, 2020 and 2019 were $1,090 million and $1,542 million, respectively, and were primarily used to fund the construction costs for the Liquefaction Projects. These costs are capitalized as construction-in-process until achievement of substantial completion. Additionally, we invested $100 million and $34 million in Midship Holdings, our equity method investment, during the six months ended June 30, 2020 and 2019, respectively.

Financing Cash Flows

Financing cash net outflows during the six months ended June 30, 2020 were $388 million, primarily as a result of:

•	issuance of an aggregate principal amount of $2.0 billion of the 2030 SPL Senior Notes, which along with cash on hand was used to redeem all of the outstanding 2021 SPL Senior Notes.

•	$455 million of borrowings and $80 million of repayments under the Cheniere Revolving Credit Facility;

•	$141 million of borrowings under the CCH Working Capital Facility;

•	$300 million partial redemption of the 2025 CCH HoldCo II Convertible Senior Notes;

•	$310 million of distributions to non-controlling interest by Cheniere Partners;

•	$155 million paid to repurchase approximately 3 million shares of our common stock under the share repurchase program;

•
$59 million of debt issuance costs primarily related to up-front fees paid upon closing of the 2020 SPL Working Capital Facility and 2030 SPL Senior Notes and premiums paid for partially redeeming the 2025 CCH HoldCo II Convertible Senior Notes;

•	$41 million paid for tax withholdings for share-based compensation; and

•	$40 million of debt extinguishment costs primarily related to the redemption of the 2021 SPL Senior Notes.

Financing cash net inflows during the six months ended June 30, 2019 were $1,066 million, primarily as a result of:

•	$982 million of borrowings under the CCH Credit Facility;

•	$649 million of borrowings under the 2019 CQP Credit Facilities;

•	$390 million of borrowings and $558 million in repayments under the CCH Working Capital Facility;

•	$290 million of distributions to non-controlling interest by Cheniere Partners;

•	$72 million of net repayments related to our Cheniere Marketing trade financing facilities;

•	$20 million of debt issuance costs primarily related to the up-front fees paid upon the closing of the 2019 CQP Credit Facilities; and

•	$14 million paid for tax withholdings for share-based compensation.

Results of Operations

The following charts summarize the number of Trains that were in operation during the year ended December 31, 2019 and the six months ended June 30, 2020 and total revenues and total LNG volumes loaded from our Liquefaction Projects (including both operational and commissioning volumes) during the six months ended June 30, 2020 and 2019:

The following table summarizes the volumes of operational and commissioning LNG cargoes that were loaded from the Liquefaction Projects, which were recognized on our Consolidated Financial Statements during the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
(in TBtu)	Operational	Commissioning	Operational	Commissioning
Volumes loaded during the current period	278	—	733	—
Volumes loaded during the prior period but recognized during the current period	29	—	33	—
Less: volumes loaded during the current period and in transit at the end of the period	(2)	—	(2)	—
Total volumes recognized in the current period	305	—	764	—

Our consolidated net income attributable to common stockholders was $197 million, or $0.78 per share (basic and diluted), in the three months ended June 30, 2020, compared to net loss attributable to common stockholders of $114 million, or $0.44 per share (basic and diluted), in the three months ended June 30, 2019. This $311 million increase in net income attributable to common stockholders in 2020 was primarily attributable to accelerated revenues recognized from canceled cargoes for which customers have notified us that they will not take delivery, partially offset by increases in (1) net income attributable to non-controlling interest, (2) income tax provision, (3) operating and maintenance expense, (4) loss on modification or extinguishment of debt, (5) interest expense, net of amounts capitalized and (6) depreciation and amortization expense.

Our consolidated net income attributable to common stockholders was $572 million, or $2.27 per share—basic and $2.26 per share—diluted, in the six months ended June 30, 2020, compared to net income attributable to common stockholders of $27 million, or $0.11 per share (basic and diluted), in the six months ended June 30, 2019. This $545 million increase in net income attributable to common stockholders in 2020 was primarily attributable to accelerated revenues recognized from canceled cargoes for which customers have notified us that they will not take delivery and increased gains from commodity derivatives to secure natural gas feedstock for the Liquefaction Projects, partially offset by increases in (1) interest expense, net of amounts capitalized, (2) income tax provision, (3) operating and maintenance expense, (4) interest rate derivative loss, net, (5) net income attributable to non-controlling interest, (6) depreciation and amortization expense and (7) loss on modification or extinguishment of debt.

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

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2020	2019	Change	2020	2019	Change
LNG revenues	$2,295	$2,173	$122	$4,863	$4,316	$547
Regasification revenues	68	67	1	135	133	2
Other revenues	39	52	(13)	113	104	9
Total revenues	$2,402	$2,292	$110	$5,111	$4,553	$558

LNG revenues during the three and six months ended June 30, 2020 increased from the comparable period in 2019 primarily due to $708 million and $761 million, respectively, in revenues associated with LNG cargoes for which customers have notified us that they will not take delivery, of which $458 million would have otherwise been recognized subsequent to June 30, 2020, if the cargoes were lifted pursuant to the delivery schedules with the customers. LNG revenues during the three months ended June 30, 2020 excluded $53 million that would have otherwise been recognized during the quarter if the cargoes were lifted pursuant to the delivery schedules with the customers. During the three months ended June 30, 2020, the accelerated revenues recognized were partially offset by decreased revenues per MMBtu and decreased volume recognized as revenues. During the six months ended June 30, 2020, LNG revenues also increased as a result of increased volume recognized as revenues due to increased Trains in operation over the comparable period, partially offset by decreased revenues per MMBtu. As we have recognized accelerated revenues associated with LNG cargoes for which customers have notified us that they will not take delivery, we may expect decreased revenues in future periods for which the deliveries would have occurred. We expect our LNG revenues to increase in the future upon Train 3 of the CCL Project and Train 6 of the SPL Project becoming operational.

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. During the six months ended June 30, 2019, we realized offsets to LNG terminal costs of $202 million corresponding to 28 TBtu of LNG that were related to the sale of commissioning cargoes from the Liquefaction Projects. We did not realize any offsets to LNG terminal costs during the three months ended June 30, 2019 and the three and six months ended June 30, 2020.

Also included in LNG revenues are gains and losses from derivative instruments and the sale of unutilized natural gas procured for the liquefaction process. We recognized revenues of $62 million and $183 million during the three months ended June 30, 2020 and 2019, respectively, and $273 million and $317 million during the six months ended June 30, 2020 and 2019, respectively, related to derivative instruments and other revenues from these transactions.

The following table presents the components of LNG revenues and the corresponding LNG volumes sold:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
LNG revenues (in millions):
LNG from the Liquefaction Projects sold under third party long-term agreements (1)	$1,244	$1,393	$3,151	$2,910
LNG from the Liquefaction Projects sold by our integrated marketing function under short-term agreements	150	566	475	905
LNG procured from third parties	132	31	203	184
LNG revenues associated with cargoes not delivered per customer notification (2)	707	—	761	—
Other revenues and derivative gains	62	183	273	317
Total LNG revenues	$2,295	$2,173	$4,863	$4,316

Volumes delivered as LNG revenues (in TBtu):
LNG from the Liquefaction Projects sold under third party long-term agreements (1)	253	241	619	477
LNG from the Liquefaction Projects sold by our integrated marketing function under short-term agreements	52	111	145	157
LNG procured from third parties	34	5	48	23
Total volumes delivered as LNG revenues	339	357	812	657

(1)	Long-term agreements include agreements with a tenure of 12 months or more.

(2)	LNG revenues include revenues with no corresponding volumes attributable to LNG cargoes for which customers have notified us that they will not take delivery.

Operating costs and expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2020	2019	Change	2020	2019	Change
Cost of sales	$803	$1,277	$(474)	$1,527	$2,491	$(964)
Operating and maintenance expense	355	295	60	671	516	155
Development expense	1	3	(2)	5	4	1
Selling, general and administrative expense	73	77	(4)	154	150	4
Depreciation and amortization expense	233	204	29	466	348	118
Impairment expense and loss on disposal of assets	—	4	(4)	5	6	(1)
Total operating costs and expenses	$1,465	$1,860	$(395)	$2,828	$3,515	$(687)

Our total operating costs and expenses decreased during the three and six months ended June 30, 2020 from the three and six months ended June 30, 2019, primarily as a result of decreased cost of sales, partially offset by increased operating and maintenance expense and depreciation and amortization expense from additional operating Trains between the periods.

Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Projects, to the extent those costs are not utilized for the commissioning process. Cost of sales decreased during the three and six months ended June 30, 2020 from the three and six months ended June 30, 2019, primarily due to a decrease in the cost of natural gas feedstock between the periods. This decrease during the six months ended June 30, 2020 was partially offset by increased volumes and an increase in derivative gains from an increase in fair value of the commodity derivatives to secure natural gas feedstock for the Liquefaction Projects, primarily due to a favorable shift in long-term forward prices relative to our hedged position. Cost of sales also includes vessel charter costs, port and canal fees, variable transportation and storage costs and the sale of natural gas procured for the liquefaction process and other costs to convert natural gas into LNG.

Operating and maintenance expense primarily includes costs associated with operating and maintaining the Liquefaction Projects. Additionally, operating and maintenance expense includes costs incurred in response to the COVID-19 pandemic, as further described earlier in Impact of COVID-19 and Market Environment. Excluding the costs incurred in response to the COVID-19 pandemic, operating and maintenance expense (including affiliates) did not materially change between the three months ended June 30, 2020 and 2019 due to comparable volume of LNG sold between the periods, and increased during the six months ended June 30, 2020 from the six months ended June 30, 2019, primarily due to increased natural gas transportation and storage capacity demand charges from additional Trains operating at the Liquefaction Projects between the periods and increased TUA reservation charges due to Total under the partial TUA assignment agreement.

Depreciation and amortization expense increased during the three and six months ended June 30, 2020 from the three and six months ended June 30, 2019 as a result of an increased number of operational Trains, as the related assets began depreciating upon reaching substantial completion.

We expect our operating costs and expenses to generally increase in the future upon Train 3 of the CCL Project and Train 6 of the SPL Project achieving substantial completion, although we expect certain costs will not proportionally increase with the number of operational Trains as cost efficiencies will be realized.

Other expense (income)

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2020	2019	Change	2020	2019	Change
Interest expense, net of capitalized interest	$407	$372	$35	$819	$619	$200
Loss on modification or extinguishment of debt	43	—	43	44	—	44
Interest rate derivative loss, net	25	74	(49)	233	109	124
Other income, net	(5)	(16)	11	(14)	(32)	18
Total other expense	$470	$430	$40	$1,082	$696	$386

Interest expense, net of capitalized interest, increased during the three and six months ended June 30, 2020 from the three and six months ended June 30, 2019 primarily as a result of a decrease in the portion of total interest costs that is eligible for capitalization as additional Trains of the Liquefaction Projects completed construction between the periods. During the three months ended June 30, 2020 and 2019, we incurred $469 million and $458 million of total interest cost, respectively, of which we capitalized $62 million and $86 million, respectively, which was primarily related to interest costs incurred to construct the remaining assets of the Liquefaction Projects. During the six months ended June 30, 2020 and 2019, we incurred $940 million and $906 million of total interest cost, respectively, of which we capitalized $121 million and $287 million, respectively, which was primarily related to interest costs incurred to construct the remaining assets of the Liquefaction Projects.

Loss on modification or extinguishment of debt increased during the three and six months ended June 30, 2020 from the comparable periods in 2019. Loss on modification or extinguishment of debt recognized in 2020 was attributable to $43 million of debt extinguishment costs relating to the payment of early redemption fees and write off of unamortized debt premiums and issuance costs associated with the early redemption of the 2021 SPL Senior Notes. As a result of the redemption of the remaining outstanding principal amount of the 2025 CCH HoldCo II Convertible Senior Notes and partial repurchase of the 2021 Cheniere Convertible Unsecured Notes in July 2020, we expect loss on modification or extinguishment of debt to increase in the third quarter of 2020.

Interest rate derivative loss, net decreased during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to a favorable shift in the long-term forward LIBOR curve between the periods. Interest rate derivative loss, net increased during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to an unfavorable shift in the long-term forward LIBOR curve between the periods.

Other income, net increased during the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019, primarily due to an increase in interest income earned on our cash and cash equivalents and restricted cash.

Income tax provision

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2020	2019	Change	2020	2019	Change
Income before income taxes and non-controlling interest	$467	$2	$465	$1,201	$342	$859
Income tax provision	(63)	—	(63)	(194)	(3)	(191)
Effective tax rate	13.5%	—%		16.2%	0.9%

The effective tax rates for the three and six months ended June 30, 2020 were lower than the 21% federal statutory rate primarily due to income allocated to non-controlling interest that is not taxable to Cheniere. The effective tax rate decreased for the three months ended June 30, 2020 from the six months ended June 30, 2020 due to an additional tax expense of $38 million recorded during the first quarter related to a one-time discrete event related to an internal tax restructuring. The effective tax rate for the three and six months ended June 30, 2019 is lower than the 21% federal statutory rate primarily due to maintaining a valuation allowance against our federal deferred tax assets.

On July 28, 2020, the U.S. Department of the Treasury released final regulations and proposed regulations providing guidance on the business interest expense limitation under Section 163(j) of the Internal Revenue Code. We are currently in the process of evaluating the effect of these regulations on our Consolidated Financial Statements and related disclosures.

Net income attributable to non-controlling interest

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2020	2019	Change	2020	2019	Change
Net income attributable to non-controlling interest	$207	$116	$91	$435	$312	$123

Net income attributable to non-controlling interest increased during the three and six months ended June 30, 2020 from the three and six months ended June 30, 2019 primarily due to an increase in consolidated net income recognized by Cheniere Partners. The consolidated net income recognized by Cheniere Partners increased from $232 million in the three months ended June 30, 2019 to $406 million in the three months ended June 30, 2020 and increased from $617 million in the six months ended June 30, 2019 to $841 million in the six months ended June 30, 2020. The increase during the periods was primarily a result of accelerated revenues recognized from canceled cargoes for which customers have notified us that they will not take delivery, partially offset by increases in (1) interest expense, net of capitalized interest, (2) loss on modification or extinguishment of debt, (3) operating and maintenance expense and (4) depreciation and amortization expense.

Off-Balance Sheet Arrangements

As of June 30, 2020, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

Summary of Critical Accounting Estimates

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2019.

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

	June 30, 2020		December 31, 2019
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$600	$184	$149	$179
LNG Trading Derivatives	151	5	165	22

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

	June 30, 2020		December 31, 2019
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
CCH Interest Rate Derivatives	$(191)	$2	$(81)	$19
CCH Interest Rate Forward Start Derivatives	(102)	7	(8)	15

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

	June 30, 2020		December 31, 2019
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
FX Derivatives	$15	$2	$4	$—

See Note 6—Derivative Instruments for additional details about our derivative instruments.

ITEM 4.	CONTROLS AND PROCEDURES

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

PART II.     OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. There have been no material changes to the legal proceedings disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2019.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2019, except for the updates presented in our quarterly report on Form 10-Q for the quarterly period ended March 31, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes stock repurchases for the three months ended June 30, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans (3)
April 1 - 30, 2020	1,672	$33.92	—	$595,952,809
May 1 - 31, 2020	3,242	$43.24	—	$595,952,809
June 1 - 30, 2020	—	$—	—	$595,952,809
Total	4,914	$40.07	—

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
4.1
Eleventh Supplemental Indenture, dated as of May 8, 2020, between SPL and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1 to SPL’s Current Report on Form 8-K (SEC File No. 333-192373), filed on May 8, 2020)

10.1
Credit Agreement, dated June 18, 2020, among the Company, the Lenders party thereto, Société Générale, as Administrative Agent, and the other agents and arrangers party thereto from time to time (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on June 19, 2020)

10.2
Registration Rights Agreement, dated as of May 8, 2020, between SPL and Morgan Stanley & Co. LLC (Incorporated by reference to Exhibit 10.1 to SPL’s Current Report on Form 8-K (SEC File No. 333-192373), filed on May 8, 2020)

10.3†	Form of Indemnification Agreement for directors of the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on May 20, 2020)
10.4†	Form of Indemnification Agreement for officers of the Company (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on May 20, 2020)
10.5†	Cheniere 2020 Incentive Plan (Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 (File No. 333-238261) filed on May 14, 2020)
10.6†
Form of Restricted Stock Grant under the Cheniere 2020 Incentive Plan (Director) (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on May 20, 2020)

10.7†
Form of Performance Stock Unit Award Agreement under the Cheniere 2020 Incentive Plan (Grades 18-20 Executive Officer) (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on May 20, 2020)

10.8†
Form of Restricted Unit Award Agreement under the Cheniere 2020 Incentive Plan (Grades 18-20) (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on May 20, 2020)

10.9*
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between SPL and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-00018 Electrical Studies for GTG Grid Modification, dated April 2, 2020, (ii) the Change Order CO-00019 Third Berth - Change in 5kV Electrical Tie-In, dated April 30, 2020, (iii) the Change Order CO-00020 LNG Berth 3 LNTP No. 4, dated May 4, 2020, (iv) the Change Order CO-00021 Train 6 P1601 A/B/ Flange Changes, dated May 27, 2020 and (v) the Change Order CO-00022 Train 6 H2S Skid Modifications to Level Transmitters & GTG Pressure Range Change on PT-573 A/B, dated June 4, 2020

10.10*
Change orders to the Amended and Restated Fixed Price Separated Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Stage 2 Liquefaction Facility, dated as of December 12, 2017, between CCL and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00031 Tank B Isolation of Proposed 4th In-Tank LNG Pump (Post Start-Up of Tank B) - EPC, dated April 1, 2020, (ii) the Change Order CO-00032 Train 3 Thermowell Upgrades, dated April 3, 2020, (iii) the Change Order CO-00033 Tank B Rundown Line (Part 2) Development Costs, dated April 29, 2020 and (iv) the Change Order CO-00034 Train 3 UPS Modification of MV Motors, dated May 21, 2020 (Portions of this exhibit have been omitted)

10.11*
Amendment No. 2 to the Amended and Restated Revolving Credit Agreement, dated as of June 18, 2020, among the Company, Société Générale as administrative agent and collateral agent, and the Requisite Lenders party thereto

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

CHENIERE ENERGY, INC.

Date:	August 5, 2020	By:	/s/ Michael J. Wortley
Michael J. Wortley
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	August 5, 2020	By:	/s/ Leonard E. Travis
Leonard E. Travis
Senior Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)