Form 10-Q
period 2020-09-30
Cheniere Energy, Inc.
filed 2020-11-06
CIK 3570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of October 30, 2020, the issuer had 252,274,015 shares of Common Stock outstanding.

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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of September 30, 2020, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

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
The Blackstone Group Inc., Brookfield Asset Management Inc. and Public Unitholders 49.4%
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
Unless the context requires otherwise, references to the “CCH Group” refer to CCH HoldCo II, CCH HoldCo I, CCH, CCL and CCP, collectively.

PART I.    FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (1)
(in millions, except share data)

	September 30,	December 31,
	2020	2019
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$2,091	$2,474
Restricted cash	522	520
Accounts and other receivables, net	390	491
Inventory	280	312
Derivative assets	195	323
Other current assets	154	92
Total current assets	3,632	4,212

Property, plant and equipment, net	30,201	29,673
Operating lease assets, net	630	439
Non-current derivative assets	592	174
Goodwill	77	77
Deferred tax assets	414	529
Other non-current assets, net	385	388
Total assets	$35,931	$35,492

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$41	$66
Accrued liabilities	1,006	1,281
Current debt	338	—
Deferred revenue	179	161
Current operating lease liabilities	160	236
Derivative liabilities	164	117
Other current liabilities	29	13
Total current liabilities	1,917	1,874

Long-term debt, net	30,949	30,774
Non-current operating lease liabilities	473	189
Non-current finance lease liabilities	58	58
Non-current derivative liabilities	173	151
Other non-current liabilities	14	11

Commitments and contingencies (see Note 18)

Stockholders’ equity
Preferred stock, $0.0001 par value, 5.0 million shares authorized, none issued	—	—
Common stock, $0.003 par value, 480.0 million shares authorized
Issued: 273.0 million shares at September 30, 2020 and 270.7 million shares at December 31, 2019
Outstanding: 252.2 million shares at September 30, 2020 and 253.6 million shares at December 31, 2019	1	1
Treasury stock: 20.8 million shares and 17.1 million shares at September 30, 2020 and December 31, 2019, respectively, at cost	(872)	(674)
Additional paid-in-capital	4,246	4,167
Accumulated deficit	(3,399)	(3,508)
Total stockholders' deficit	(24)	(14)
Non-controlling interest	2,371	2,449
Total equity	2,347	2,435
Total liabilities and stockholders’ equity	$35,931	$35,492

(1)     Amounts presented include balances held by our consolidated variable interest entity (“VIE”), Cheniere Partners, as further discussed in Note 8— Non-controlling Interest and Variable Interest Entity. As of September 30, 2020, total assets and liabilities of Cheniere Partners, which are included in our Consolidated Balance Sheets, were $18.8 billion and $18.5 billion, respectively, including $1.3 billion of cash and cash equivalents and $0.2 billion of restricted cash.
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
LNG revenues	$1,373	$2,059	$6,236	$6,375
Regasification revenues	67	66	202	199
Other revenues	20	45	133	149
Total revenues	1,460	2,170	6,571	6,723

Operating costs and expenses
Cost of sales (excluding items shown separately below)	768	1,267	2,295	3,758
Operating and maintenance expense	317	308	988	824
Development expense	—	2	5	6
Selling, general and administrative expense	70	72	224	222
Depreciation and amortization expense	233	213	699	561
Impairment expense and loss on disposal of assets	—	1	5	7
Total operating costs and expenses	1,388	1,863	4,216	5,378

Income from operations	72	307	2,355	1,345

Other expense
Interest expense, net of capitalized interest	(355)	(395)	(1,174)	(1,014)
Loss on modification or extinguishment of debt	(171)	(27)	(215)	(27)
Interest rate derivative loss, net	—	(78)	(233)	(187)
Other expense, net	(129)	(70)	(115)	(38)
Total other expense	(655)	(570)	(1,737)	(1,266)

Income (loss) before income taxes and non-controlling interest	(583)	(263)	618	79
Income tax benefit (provision)	75	3	(119)	—
Net income (loss)	(508)	(260)	499	79
Less: net income (loss) attributable to non-controlling interest	(45)	58	390	370
Net income (loss) attributable to common stockholders	$(463)	$(318)	$109	$(291)

Net income (loss) per share attributable to common stockholders—basic and diluted (1)	$(1.84)	$(1.25)	$0.43	$(1.13)

Weighted average number of common shares outstanding—basic	252.2	256.0	252.5	256.8
Weighted average number of common shares outstanding—diluted	252.2	256.0	253.2	256.8

(1)     Earnings per share in the table may not recalculate exactly due to rounding because it is calculated based on whole numbers, not the rounded numbers presented.

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

Three and Nine Months Ended September 30, 2020
	Total Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total Equity
	Shares	Par Value Amount	Shares	Amount
Balance at December 31, 2019	253.6	$1	17.1	$(674)	$4,167	$(3,508)	$2,449	$2,435
Vesting of restricted stock units and performance stock units	2.1	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	29	—	—	29
Issued shares withheld from employees related to share-based compensation, at cost	(0.7)	—	0.7	(39)	—	—	—	(39)
Shares repurchased, at cost	(2.9)	—	2.9	(155)	—	—	—	(155)
Net income attributable to non-controlling interest	—	—	—	—	—	—	228	228
Distributions and dividends to non-controlling interest	—	—	—	—	—	—	(154)	(154)
Net income	—	—	—	—	—	375	—	375
Balance at March 31, 2020	252.1	1	20.7	(868)	4,196	(3,133)	2,523	2,719
Vesting of restricted stock units and performance stock units	0.1	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	31	—	—	31
Issued shares withheld from employees related to share-based compensation, at cost	—	—	—	(2)	—	—	—	(2)
Net income attributable to non-controlling interest	—	—	—	—	—	—	207	207
Distributions and dividends to non-controlling interest	—	—	—	—	—	—	(156)	(156)
Net income	—	—	—	—	—	197	—	197
Balance at June 30, 2020	252.2	1	20.7	(870)	4,227	(2,936)	2,574	2,996
Vesting of restricted stock units and performance stock units	0.1	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	26	—	—	26
Issued shares withheld from employees related to share-based compensation, at cost	(0.1)	—	0.1	(2)	—	—	—	(2)
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(45)	(45)
Reacquisition of equity component of convertible notes, net of tax	—	—	—	—	(7)	—	—	(7)
Distributions and dividends to non-controlling interest	—	—	—	—	—	—	(158)	(158)
Net loss	—	—	—	—	—	(463)	—	(463)
Balance at September 30, 2020	252.2	$1	20.8	$(872)	$4,246	$(3,399)	$2,371	$2,347

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—CONTINUED
(in millions)
(unaudited)

Three and Nine Months Ended September 30, 2019
	Total Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total Equity
	Shares	Par Value Amount	Shares	Amount
Balance at December 31, 2018	257.0	$1	12.8	$(406)	$4,035	$(4,156)	$2,455	$1,929
Vesting of restricted stock units	0.6	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	28	—	—	28
Issued shares withheld from employees related to share-based compensation, at cost	(0.2)	—	0.2	(12)	—	—	—	(12)
Net income attributable to non-controlling interest	—	—	—	—	—	—	196	196
Distributions and dividends to non-controlling interest	—	—	—	—	—	—	(144)	(144)
Net income	—	—	—	—	—	141	—	141
Balance at March 31, 2019	257.4	1	13.0	(418)	4,063	(4,015)	2,507	2,138
Vesting of restricted stock units	0.1	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	33	—	—	33
Issued shares withheld from employees related to share-based compensation, at cost	—	—	—	(2)	—	—	—	(2)
Shares repurchased, at cost	—	—	—	(3)	—	—	—	(3)
Net income attributable to non-controlling interest	—	—	—	—	—	—	116	116
Equity portion of convertible notes, net	—	—	—	—	1	—	—	1
Distributions and dividends to non-controlling interest	—	—	—	—	—	—	(146)	(146)
Net loss	—	—	—	—	—	(114)	—	(114)
Balance at June 30, 2019	257.5	1	13.0	(423)	4,097	(4,129)	2,477	2,023
Vesting of restricted stock units	0.1	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	33	—	—	33
Issued shares withheld from employees related to share-based compensation, at cost	(0.1)	—	0.1	(5)	—	—	—	(5)
Shares repurchased, at cost	(2.5)	—	2.5	(156)	—	—	—	(156)
Net income attributable to non-controlling interest	—	—	—	—	—	—	58	58
Distributions and dividends to non-controlling interest	—	—	—	—	—	—	(149)	(149)
Net loss	—	—	—	—	—	(318)	—	(318)
Balance at September 30, 2019	255.0	$1	15.6	$(584)	$4,130	$(4,447)	$2,386	$1,486

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income	$499	$79
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	699	561
Share-based compensation expense	84	94
Non-cash interest expense	43	122
Amortization of debt issuance costs, premium and discount	94	71
Non-cash operating lease costs	222	251
Loss on modification or extinguishment of debt	215	27
Total losses (gains) on derivatives, net	(282)	22
Net cash provided by settlement of derivative instruments	61	108
Impairment expense and loss on disposal of assets	5	7
Impairment or loss on equity method investments	130	88
Deferred taxes	115	(2)
Repayment of paid-in-kind interest related to repurchase of convertible notes	(911)	—
Other	2	—
Changes in operating assets and liabilities:
Accounts and other receivables, net	101	(5)
Inventory	31	35
Other current assets	(27)	(45)
Accounts payable and accrued liabilities	(93)	(82)
Deferred revenue	18	33
Operating lease liabilities	(205)	(263)
Finance lease liabilities	—	1
Other, net	(36)	(10)
Net cash provided by operating activities	765	1,092

Cash flows from investing activities
Property, plant and equipment, net	(1,437)	(2,587)
Investment in equity method investment	(100)	(70)
Other	(8)	(1)
Net cash used in investing activities	(1,545)	(2,658)

Cash flows from financing activities
Proceeds from issuances of debt	7,683	4,420
Repayments of debt	(6,324)	(2,237)
Debt issuance and other financing costs	(124)	(38)
Debt modification or extinguishment costs	(170)	(4)
Distributions and dividends to non-controlling interest	(468)	(439)
Payments related to tax withholdings for share-based compensation	(43)	(19)
Repurchase of common stock	(155)	(159)
Other	—	3
Net cash provided by financing activities	399	1,527

Net decrease in cash, cash equivalents and restricted cash	(381)	(39)
Cash, cash equivalents and restricted cash—beginning of period	2,994	3,156
Cash, cash equivalents and restricted cash—end of period	$2,613	$3,117
Balances per Consolidated Balance Sheet:

September 30,
2020
Cash and cash equivalents	$2,091
Restricted cash	522
Total cash, cash equivalents and restricted cash	$2,613
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We are operating and constructing two natural gas liquefaction and export facilities at Sabine Pass and Corpus Christi. The Sabine Pass LNG terminal is located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast. Cheniere Partners, through its subsidiary SPL, is currently operating five natural gas liquefaction Trains and is constructing one additional Train for a total production capacity of approximately 30 mtpa of LNG (the “SPL Project”) at the Sabine Pass LNG terminal. The Sabine Pass LNG terminal has operational regasification facilities owned by Cheniere Partners’ subsidiary, SPLNG, that include pre-existing infrastructure of five LNG storage tanks, two marine berths and vaporizers and an additional marine berth that is under construction. Cheniere Partners also owns a 94-mile pipeline that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines (the “Creole Trail Pipeline”) through its subsidiary, CTPL. As of September 30, 2020, we owned 100% of the general partner interest and 48.6% of the limited partner interest in Cheniere Partners.

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

Results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2020.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This guidance simplifies the accounting for convertible instruments primarily by eliminating the existing cash conversion and beneficial conversion models within Subtopic 470-20, which will result in fewer embedded conversion options being accounted for separately from the debt host. The guidance also amends and simplifies the calculation of earnings per share relating to convertible instruments. This guidance is effective for annual periods beginning after December 15, 2021, including interim periods within that reporting period, with earlier adoption permitted for fiscal years beginning after December 15, 2020,

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
including interim periods within that reporting period, using either a full or modified retrospective approach. We are currently evaluating the impact of the provisions of this guidance on our Consolidated Financial Statements and related disclosures.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance primarily provides temporary optional expedients which simplify the accounting for contract modifications to existing debt agreements expected to arise from the market transition from LIBOR to alternative reference rates. The optional expedients were available to be used upon issuance of this guidance but we have not yet applied the guidance because we have not yet modified any of our existing contracts for reference rate reform. Once we apply an optional expedient to a modified contract and adopt this standard, the guidance will be applied to all subsequent applicable contract modifications until December 31, 2022, at which time the optional expedients are no longer available.

NOTE 2—RESTRICTED CASH

Restricted cash consists of funds that are contractually or legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. As of September 30, 2020 and December 31, 2019, restricted cash consisted of the following (in millions):

	September 30,	December 31,
	2020	2019
Current restricted cash
SPL Project	$157	$181
CCL Project	145	80
Cash held by our subsidiaries restricted to Cheniere	220	259
Total current restricted cash	$522	$520
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

NOTE 3—ACCOUNTS AND OTHER RECEIVABLES

As of September 30, 2020 and December 31, 2019, accounts and other receivables, net consisted of the following (in millions):

	September 30,	December 31,
	2020	2019
Trade receivables
SPL and CCL	$249	$328
Cheniere Marketing	41	113
Other accounts receivable	100	50
Total accounts and other receivables, net	$390	$491

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 4—INVENTORY

As of September 30, 2020 and December 31, 2019, inventory consisted of the following (in millions):

	September 30,	December 31,
	2020	2019
Natural gas	$21	$16
LNG	45	67
LNG in-transit	69	93
Materials and other	145	136
Total inventory	$280	$312

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2020 and December 31, 2019, property, plant and equipment, net consisted of the following (in millions):

	September 30,	December 31,
	2020	2019
LNG terminal costs
LNG terminal and interconnecting pipeline facilities	$27,435	$27,305
LNG site and related costs	324	322
LNG terminal construction-in-process	4,977	3,903
Accumulated depreciation	(2,716)	(2,049)
Total LNG terminal costs, net	30,020	29,481
Fixed assets and other
Computer and office equipment	25	23
Furniture and fixtures	19	22
Computer software	115	110
Leasehold improvements	47	42
Land	59	59
Other	24	21
Accumulated depreciation	(162)	(141)
Total fixed assets and other, net	127	136
Assets under finance lease
Tug vessels	60	60
Accumulated depreciation	(6)	(4)
Total assets under finance lease, net	54	56
Property, plant and equipment, net	$30,201	$29,673

The following table shows depreciation expense and offsets to LNG terminal costs during the three and nine months ended September 30, 2020 and 2019 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Depreciation expense	$231	$211	$694	$557
Offsets to LNG terminal costs (1)	—	99	—	301

(1)    We realize offsets to LNG terminal costs related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of the respective Trains of the Liquefaction Projects during the testing phase for its construction.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 6—DERIVATIVE INSTRUMENTS

We have entered into the following derivative instruments that are reported at fair value:
•interest rate swaps (“CCH Interest Rate Derivatives”) to hedge the exposure to volatility in a portion of the floating-rate interest payments on CCH’s amended and restated credit facility (the “CCH Credit Facility”) and to hedge against changes in interest rates that could impact anticipated future issuance of debt by CCH (“CCH Interest Rate Forward Start Derivatives” and, collectively with the CCH Interest Rate Derivatives, the “Interest Rate Derivatives”);
•commodity derivatives consisting of natural gas supply contracts for the commissioning and operation of the Liquefaction Projects and potential future development of Corpus Christi Stage 3 (“Physical Liquefaction Supply Derivatives”) and associated economic hedges (collectively, the “Liquefaction Supply Derivatives”);
•financial derivatives to hedge the exposure to the commodity markets in which we have contractual arrangements to purchase or sell physical LNG (“LNG Trading Derivatives”); and
•foreign currency exchange (“FX”) contracts to hedge exposure to currency risk associated with both LNG Trading Derivatives and operations in countries outside of the United States (“FX Derivatives”).
We recognize our derivative instruments as either assets or liabilities and measure those instruments at fair value. None of our derivative instruments are designated as cash flow or fair value hedging instruments, and changes in fair value are recorded within our Consolidated Statements of Operations to the extent not utilized for the commissioning process.
The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, which are classified as derivative assets, non-current derivative assets, derivative liabilities or non-current derivative liabilities in our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of
	September 30, 2020				December 31, 2019
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
CCH Interest Rate Derivatives liability	$—	$(165)	$—	$(165)	$—	$(81)	$—	$(81)
CCH Interest Rate Forward Start Derivatives liability	—	—	—	—	—	(8)	—	(8)
Liquefaction Supply Derivatives asset (liability)	(7)	(5)	533	521	5	6	138	149
LNG Trading Derivatives asset	12	80	—	92	—	165	—	165
FX Derivatives asset	—	2	—	2	—	4	—	4

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

The fair value of our Physical Liquefaction Supply Derivatives is predominantly driven by observable and unobservable market commodity prices and, as applicable to our natural gas supply contracts, our assessment of the associated events deriving fair value, including evaluating whether the respective market is available as pipeline infrastructure is developed. The fair value of our Physical Liquefaction Supply Derivatives incorporates risk premiums related to the satisfaction of conditions precedent, such as completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow. As of September 30, 2020 and December 31, 2019, some of our Physical Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure was under development to accommodate marketable physical gas flow.

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

The Level 3 fair value measurements of natural gas positions within our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of September 30, 2020:

	Net Fair Value Asset (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Physical Liquefaction Supply Derivatives	$533	Market approach incorporating present value techniques	Henry Hub basis spread	$(0.557) - $0.055 / $(0.030)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	56% - 173% / 137%

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Spread contemplates U.S. dollar-denominated pricing.

Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of our Physical Liquefaction Supply Derivatives.

The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the three and nine months ended September 30, 2020 and 2019 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance, beginning of period	$590	$89	$138	$(29)
Realized and mark-to-market gains (losses):
Included in cost of sales	(27)	(137)	454	(139)
Purchases and settlements:
Purchases	1	17	2	93
Settlements	(31)	—	(61)	44
Balance, end of period	$533	$(31)	$533	$(31)
Change in unrealized gains (losses) relating to instruments still held at end of period	$(27)	$(137)	$454	$(139)

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Interest Rate Derivatives

In August 2020, we settled the outstanding CCH Interest Rate Forward Start Derivatives used to hedge against changes in the interest rates of CCH’s debt.

As of September 30, 2020, we had the following Interest Rate Derivatives outstanding:

	Notional Amounts
	September 30, 2020	December 31, 2019	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
CCH Interest Rate Derivatives	$4.7 billion	$4.5 billion	May 31, 2022	2.30%	One-month LIBOR

The following table shows the fair value and location of the Interest Rate Derivatives on our Consolidated Balance Sheets (in millions):

	September 30, 2020			December 31, 2019
	CCH Interest Rate Derivatives	CCH Interest Rate Forward Start Derivatives	Total	CCH Interest Rate Derivatives	CCH Interest Rate Forward Start Derivatives	Total
Consolidated Balance Sheets Location
Derivative liabilities	$(99)	$—	$(99)	$(32)	$(8)	$(40)
Non-current derivative liabilities	(66)	—	(66)	(49)	—	(49)
Total derivative liabilities	$(165)	$—	$(165)	$(81)	$(8)	$(89)

The following table shows the changes in the fair value and settlements of our Interest Rate Derivatives recorded in interest rate derivative loss, net on our Consolidated Statements of Operations during the three and nine months ended September 30, 2020 and 2019 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
CCH Interest Rate Derivatives loss	$—	$(17)	$(138)	$(119)
CCH Interest Rate Forward Start Derivatives loss	—	(61)	(95)	(68)

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the fair value and location of our Liquefaction Supply Derivatives and LNG Trading Derivatives (collectively, “Commodity Derivatives”) on our Consolidated Balance Sheets (in millions, except notional amount):

	September 30, 2020			December 31, 2019
	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives (2)	Total	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives (2)	Total
Consolidated Balance Sheets Location
Derivative assets	$96	$91	$187	$93	$225	$318
Non-current derivative assets	584	8	592	174	—	174
Total derivative assets	680	99	779	267	225	492

Derivative liabilities	(53)	(7)	(60)	(16)	(60)	(76)
Non-current derivative liabilities	(106)	—	(106)	(102)	—	(102)
Total derivative liabilities	(159)	(7)	(166)	(118)	(60)	(178)

Derivative asset, net	$521	$92	$613	$149	$165	$314

Notional amount, net (in TBtu) (3)	8,818	4		9,177	4

(1)    Does not include collateral posted with counterparties by us of $20 million and $7 million for such contracts, which are included in other current assets in our Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, respectively. Includes derivative assets for natural gas supply contracts that SPL and CCL have with related parties. See Note 13—Related Party Transactions.
(2)    Does not include collateral posted with counterparties by us of zero and $5 million deposited for such contracts, which are included in other current assets in our Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, respectively.
(3)    Includes notional amounts for natural gas supply contracts that SPL and CCL have with related parties. See Note 13—Related Party Transactions.

The following table shows the changes in the fair value, settlements and location of our Commodity Derivatives recorded on our Consolidated Statements of Operations during the three and nine months ended September 30, 2020 and 2019 (in millions):

	Consolidated Statements of Operations Location (1)	Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
LNG Trading Derivatives gain	LNG revenues	$13	$22	$119	$180
LNG Trading Derivatives loss	Cost of sales	(5)	(17)	(5)	(68)
Liquefaction Supply Derivatives gain (2)	LNG revenues	21	—	7	1
Liquefaction Supply Derivatives gain (loss) (2)	Cost of sales	(103)	(139)	372	—

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the fair value and location of our FX Derivatives on our Consolidated Balance Sheets (in millions):

		Fair Value Measurements as of
	Consolidated Balance Sheets Location	September 30, 2020	December 31, 2019
FX Derivatives	Derivative assets	$8	$5
FX Derivatives	Derivative liabilities	(5)	(1)
FX Derivatives	Non-current derivative liabilities	(1)	—

The total notional amount of our FX Derivatives was $535 million and $827 million as of September 30, 2020 and December 31, 2019, respectively.

The following table shows the changes in the fair value, settlements and location of our FX Derivatives recorded on our Consolidated Statements of Operations during the three and nine months ended September 30, 2020 and 2019 (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Consolidated Statements of Operations Location	2020	2019	2020	2019
FX Derivatives gain (loss)	LNG revenues	$(5)	$43	$22	$52

Consolidated Balance Sheets Presentation

Our derivative instruments are presented on a net basis on our Consolidated Balance Sheets as described above. The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions):

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of September 30, 2020
CCH Interest Rate Derivatives	$(165)	$—	$(165)
Liquefaction Supply Derivatives	687	(7)	680
Liquefaction Supply Derivatives	(177)	18	(159)
LNG Trading Derivatives	111	(12)	99
LNG Trading Derivatives	(14)	7	(7)
FX Derivatives	17	(9)	8
FX Derivatives	(21)	15	(6)
As of December 31, 2019
CCH Interest Rate Derivatives	$(81)	$—	$(81)
CCH Interest Rate Forward Start Derivatives	(8)	—	(8)
Liquefaction Supply Derivatives	281	(14)	267
Liquefaction Supply Derivatives	(126)	8	(118)
LNG Trading Derivatives	229	(4)	225
LNG Trading Derivatives	(60)	—	(60)
FX Derivatives	9	(4)	5
FX Derivatives	(6)	5	(1)

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 7—OTHER NON-CURRENT ASSETS

As of September 30, 2020 and December 31, 2019, other non-current assets, net consisted of the following (in millions):

	September 30,	December 31,
	2020	2019
Advances made to municipalities for water system enhancements	$85	$87
Advances and other asset conveyances to third parties to support LNG terminals	61	55
Advances made under EPC and non-EPC contracts	5	29
Equity method investments	77	108
Debt issuance costs and debt discount, net	46	45
Tax-related payments and receivables	20	20
Contract assets, net	64	18
Other	27	26
Total other non-current assets, net	$385	$388
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

During the three and nine months ended September 30, 2020, we recognized other-than-temporary impairment losses of $129 million related to our investment in Midship Holdings. Impairment was precipitated primarily due to declining market conditions in the energy industry and customer credit risk, resulting in a reduction in the fair value of our equity interests. During the three and nine months ended September 30, 2019, we recognized losses of $87 million related to our investments in certain equity method investees, including Midship Holdings. Impairments were primarily the result of cost overruns and extended construction timelines for operating infrastructure of our investees’ projects, resulting in a reduction of the fair value of our equity interests. The fair values of our equity interests were measured using an income approach, which utilized level 3 fair value inputs such as projected earnings and discount rates, and/or market approach. Impairment losses associated with our equity method investments are presented in other expense, net.

Our investment in Midship Holdings, net of impairment losses, was $76 million and $105 million at September 30, 2020 and December 31, 2019, respectively.

NOTE 8—NON-CONTROLLING INTEREST AND VARIABLE INTEREST ENTITY

We own a 48.6% limited partner interest in Cheniere Partners in the form of 239.9 million common units, with the remaining non-controlling interest held by The Blackstone Group Inc., Brookfield Asset Management Inc. and the public. In July 2020, the board of directors of Cheniere Partners’ general partner confirmed and approved that, following the distribution with respect to the three months ended June 30, 2020, the financial tests required for conversion of Cheniere Partners’ subordinated units, all of which were held by us, were met under the terms of Cheniere Partners’ partnership agreement. Accordingly, effective August 17, 2020, the first business day following the payment of the distribution, all of Cheniere Partners’ subordinated units were automatically converted into common units on a one-for-one basis and the subordination period was terminated. We also own 100% of the general partner interest and the incentive distribution rights in Cheniere Partners. Cheniere Partners is accounted for as a consolidated VIE. See Note 9—Non-Controlling Interest and Variable Interest Entity of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the fiscal year ended December 31, 2019 for further information.

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

	September 30,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$1,254	$1,781
Restricted cash	157	181
Accounts and other receivables, net	204	297
Other current assets	244	184
Total current assets	1,859	2,443

Property, plant and equipment, net	16,666	16,368
Other non-current assets, net	303	309
Total assets	$18,828	$19,120

LIABILITIES
Current liabilities
Accrued liabilities	$564	$709
Other current liabilities	236	210
Total current liabilities	800	919

Long-term debt, net	17,573	17,579
Other non-current liabilities	119	104
Total liabilities	$18,492	$18,602

NOTE 9—ACCRUED LIABILITIES

As of September 30, 2020 and December 31, 2019, accrued liabilities consisted of the following (in millions):

	September 30,	December 31,
	2020	2019
Interest costs and related debt fees	$375	$293
Accrued natural gas purchases	350	460
LNG terminals and related pipeline costs	106	327
Compensation and benefits	88	115
Accrued LNG inventory	3	6
Other accrued liabilities	84	80
Total accrued liabilities	$1,006	$1,281

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 10—DEBT

As of September 30, 2020 and December 31, 2019, our debt consisted of the following (in millions):

	September 30,	December 31,
	2020	2019
Long-term debt:
SPL — 4.200% to 6.25% senior secured notes due through 2037 and working capital facility (“2020 SPL Working Capital Facility”)	$13,650	$13,650
Cheniere Partners — 4.500% to 5.625% senior notes due through 2029 and credit facilities (“2019 CQP Credit Facilities”)	4,100	4,100
CCH — 3.52% to 7.000% senior secured notes due through 2039 and CCH Credit Facility	10,240	10,235
CCH HoldCo II —11.0% Convertible Senior Secured Notes due 2025 (“2025 CCH HoldCo II Convertible Senior Notes”)	—	1,578
Cheniere — 4.625% Senior Secured Notes due 2028 (the “2028 Cheniere Senior Secured Notes”), convertible notes, revolving credit facility (“Cheniere Revolving Credit Facility”) and term loan facility (“Cheniere Term Loan Facility”)	3,620	1,903
Unamortized premium, discount and debt issuance costs, net	(661)	(692)
Total long-term debt, net	30,949	30,774

Current debt:
SPL — $1.2 billion Amended and Restated SPL Working Capital Facility (“2015 SPL Working Capital Facility”)	—	—
CCH — $1.2 billion CCH Working Capital Facility (“CCH Working Capital Facility”) and current portion of CCH Credit Facility	249	—
Cheniere Marketing — trade finance facilities	—	—
Cheniere — current portion of 4.875% Convertible Unsecured Notes due 2021 (“2021 Cheniere Convertible Unsecured Notes”)	93	—
Unamortized premium, discount and debt issuance costs, net	(4)	—
Total current debt	338	—

Total debt, net	$31,287	$30,774

Issuances

The following table shows the issuances of debt during the nine months ended September 30, 2020:

	Maturity Date	Interest Rate	Principal Amount Issued (in millions)
Three Months Ended June 30, 2020
SPL — 4.500% Senior Secured Notes due 2030 (the “2030 SPL Senior Notes”) (1)	May 15, 2030	4.500%	$2,000

Three Months Ended September 30, 2020
CCH — 3.52% Senior Secured Notes due 2039 (the “3.52% CCH Senior Secured Notes”) (2)	December 31, 2039	3.52%	769
Cheniere — 2028 Cheniere Senior Secured Notes (3)	October 15, 2028	4.625%	2,000
Nine Months Ended September 30, 2020 total			$4,769

(1)Proceeds of the 2030 SPL Senior Notes, along with available cash, were used to redeem all of SPL’s outstanding 5.625% Senior Secured Notes due 2021 (the “2021 SPL Senior Notes”), resulting in the recognition of debt extinguishment costs of $43 million for the nine months ended September 30, 2020 relating to the payment of early redemption fees and write off of unamortized debt premium and issuance costs.
(2)Proceeds of the 3.52% CCH Senior Secured Notes were used to repay a portion of the outstanding borrowings under the CCH Credit Facility, pay costs associated with certain interest rate derivative instruments that were settled and pay certain fees, costs and expenses incurred in connection with these transactions. The repayment of the CCH Credit Facility resulted in the recognition of debt extinguishment costs of $9 million for the three and nine months ended September 30, 2020 relating to the write off of unamortized debt discounts and issuance costs.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
(3)Proceeds of the 2028 Cheniere Senior Secured Notes, along with $100 million in available cash, were used to prepay approximately $2.1 billion of the outstanding indebtedness of the Cheniere Term Loan Facility, resulting in the recognition of debt extinguishment costs of $14 million for the nine months ended September 30, 2020. The borrowings under the Cheniere Term Loan Facility, which was entered in June 2020 with available commitments of $2.62 billion and subsequently increased to $2.695 billion in July 2020, were used to (1) redeem the remaining outstanding principal amount of the 2025 CCH HoldCo II Convertible Senior Notes with cash at a price of $1,080 per $1,000 principal amount, (2) repurchase $844 million in aggregate principal amount of outstanding 2021 Cheniere Convertible Unsecured Notes at individually negotiated prices from a small number of investors and (3) pay the related fees and expenses. The redemption of the 2025 CCH HoldCo II Convertible Senior Notes and the repurchase of the 2021 Cheniere Convertible Unsecured Notes resulted in the recognition of debt extinguishment costs of $149 million and a reduction in equity associated with reacquisition of the embedded conversion option of $10 million.

Credit Facilities and Delayed Draw Term Loan

Below is a summary of our credit facilities and delayed draw term loan outstanding as of September 30, 2020 (in millions):

	2020 SPL Working Capital Facility (1)	2019 CQP Credit Facilities	CCH Credit Facility (2)	CCH Working Capital Facility	Cheniere Revolving Credit Facility	Cheniere Term Loan Facility (3)
Original facility size	$1,200	$1,500	$8,404	$350	$750	$2,620
Incremental commitments	—	—	1,566	850	500	75
Less:
Outstanding balance	—	—	2,627	141	375	248
Commitments prepaid or terminated	—	750	7,343	—	—	2,075
Letters of credit issued	413	—	—	293	182	—
Available commitment	$787	$750	$—	$766	$693	$372

Interest rate on available balance	LIBOR plus 1.125% - 1.750% or base rate plus 0.125% - 0.750%	LIBOR plus 1.25% - 2.125% or base rate plus 0.25% - 1.125%	LIBOR plus 1.75% or base rate plus 0.75%	LIBOR plus 1.25% - 1.75% or base rate plus 0.25% - 0.75%	LIBOR plus 1.75% - 2.50% or base rate plus 0.75% - 1.50%	(4)
Weighted average interest rate of outstanding balance	n/a	n/a	1.90%	1.41%	1.90%	2.15%
Maturity date	March 19, 2025	May 29, 2024	June 30, 2024	June 29, 2023	December 13, 2022	June 18, 2023

(1)The 2020 SPL Working Capital Facility contains customary conditions precedent for extensions of credit, as well as customary affirmative and negative covenants. SPL pays a commitment fee equal to an annual rate of 0.1% to 0.3% (depending on the then-current rating of SPL), which accrues on the daily amount of the total commitment less the sum of (1) the outstanding principal amount of loans, (2) letters of credit issued and (3) the outstanding principal amount of swing line loans.
(2)We prepaid $656 million of outstanding borrowings under the CCH Credit Facility during the three and nine months ended September 30, 2020 using proceeds from the issuance of the 3.52% CCH Senior Secured Notes.
(3)Borrowings under the Cheniere Term Loan Facility are subject to customary conditions precedent. The remaining commitments under the Cheniere Term Loan Facility are expected to be used to repay and/or repurchase a portion of the remaining principal amount of the 2021 Cheniere Convertible Unsecured Notes and for the payment of related fees and expenses. We pay a commitment fee equal to 30% of the margin for LIBOR loans multiplied by the average daily amount of undrawn commitments. If the Cheniere Term Loan Facility is still outstanding on the first anniversary of the Closing Date, as defined by the credit agreement, we will pay duration fees in an amount equal to 0.25% of the aggregate amount of commitments as of July 10, 2020, which was the date the loans were first borrowed under the Cheniere Term Loan Facility (the “Payment Date”). Furthermore, if the Cheniere Term Loan Facility is still outstanding on the second anniversary of the Closing Date, as defined by the credit agreement, we will pay 0.50% of the aggregate amount of commitments as of the Payment Date. Annual administrative fees must also be paid to the administrative agent for the Cheniere Term Loan Facility. Subject to customary exceptions, we are required to make mandatory prepayments with respect to the Cheniere Term Loan Facility using the net proceeds of certain events on a pro rata basis and on terms consistent with required prepayments under the Cheniere Revolving Credit Facility.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
(4)LIBOR plus (1) 2.00% to 2.75% per annum in the first year, (2) 2.50% to 3.25% per annum in the second year and (3) 3.00% to 3.75% per annum in the third year until maturity, or base rate plus (1) 1.00% to 1.75% per annum in the first year, (2) 1.50% to 2.25% per annum in the second year and (3) 2.00% to 2.75% per annum in the third year until maturity.

Convertible Notes

Below is a summary of our convertible notes outstanding as of September 30, 2020 (in millions):

	2021 Cheniere Convertible Unsecured Notes	2045 Cheniere Convertible Senior Notes
Aggregate original principal	$1,000	$625
Add: interest paid-in-kind	309	—
Less: aggregate principal redeemed	(844)	—
Aggregate remaining principal	$465	$625

Debt component, net of discount and debt issuance costs	$453	$316
Equity component	$201	$194
Interest payment method	Paid-in-kind	Cash
Conversion by us (1)	—	(2)
Conversion by holders (1)	(3)	(4)
Conversion basis	Cash and/or stock	Cash and/or stock
Conversion value in excess of principal	$—	$—
Maturity date	May 28, 2021	March 15, 2045
Contractual interest rate	4.875%	4.25%
Effective interest rate (5)	8.1%	9.4%
Remaining debt discount and debt issuance costs amortization period (6)	0.7 years	24.5 years

(1)Conversion is subject to various limitations and conditions.
(2)Redeemable at any time after March 15, 2020 at a redemption price payable in cash equal to the accreted amount of the $625 million aggregate principal amount of 4.25% Convertible Senior Notes due 2045 (the “2045 Cheniere Convertible Senior Notes”) to be redeemed, plus accrued and unpaid interest, if any, to such redemption date.
(3)Initially convertible at $93.64 (subject to adjustment upon the occurrence of certain specified events), provided that the closing price of our common stock is greater than or equal to the conversion price on the conversion date.
(4)Prior to December 15, 2044, convertible only under certain circumstances as specified in the indenture; thereafter, holders may convert their notes regardless of these circumstances. The conversion rate will initially equal 7.2265 shares of our common stock per $1,000 principal amount of the 2045 Cheniere Convertible Senior Notes, which corresponds to an initial conversion price of approximately $138.38 per share of our common stock (subject to adjustment upon the occurrence of certain specified events).
(5)Rate to accrete the discounted carrying value of the convertible notes to the face value over the remaining amortization period.
(6)We amortize any debt discount and debt issuance costs using the effective interest over the period through contractual maturity.

Restrictive Debt Covenants

As of September 30, 2020, each of our issuers was in compliance with all covenants related to their respective debt agreements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Interest Expense

Total interest expense, net of capitalized interest, including interest expense related to our convertible notes, consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest cost on convertible notes:
Interest per contractual rate	$20	$65	$140	$191
Amortization of debt discount	7	10	41	29
Amortization of debt issuance costs	1	3	8	9
Total interest cost related to convertible notes	28	78	189	229
Interest cost on debt and finance leases excluding convertible notes	388	390	1,167	1,145
Total interest cost	416	468	1,356	1,374
Capitalized interest	(61)	(73)	(182)	(360)
Total interest expense, net of capitalized interest	$355	$395	$1,174	$1,014

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our debt (in millions):

	September 30, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes — Level 2 (1)	$24,700	$27,109	$22,700	$24,650
Senior notes — Level 3 (2)	2,771	3,090	2,002	2,259
Credit facilities (3)	3,391	3,391	3,283	3,283
2021 Cheniere Convertible Unsecured Notes (2)	465	474	1,278	1,312
2025 CCH HoldCo II Convertible Senior Notes (2)	—	—	1,578	1,807
2045 Cheniere Convertible Senior Notes (4)	625	452	625	498

(1)The Level 2 estimated fair value was based on quotes obtained from broker-dealers or market makers of these senior notes and other similar instruments.
(2)The Level 3 estimated fair value was calculated based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including our stock price and interest rates based on debt issued by parties with comparable credit ratings to us and inputs that are not observable in the market.
(3)The Level 3 estimated fair value approximates the principal amount because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.
(4)The Level 1 estimated fair value was based on unadjusted quoted prices in active markets for identical liabilities that we had the ability to access at the measurement date.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the classification and location of our right-of-use assets and lease liabilities on our Consolidated Balance Sheets (in millions):

	Consolidated Balance Sheets Location	September 30, 2020	December 31, 2019
Right-of-use assets—Operating	Operating lease assets, net	$630	$439
Right-of-use assets—Financing	Property, plant and equipment, net	54	56
Total right-of-use assets		$684	$495

Current operating lease liabilities	Current operating lease liabilities	$160	$236
Current finance lease liabilities	Other current liabilities	2	1
Non-current operating lease liabilities	Non-current operating lease liabilities	473	189
Non-current finance lease liabilities	Non-current finance lease liabilities	58	58
Total lease liabilities		$693	$484

The following table shows the classification and location of our lease costs on our Consolidated Statements of Operations (in millions):

	Consolidated Statements of Operations Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Operating lease cost (a)	Operating costs and expenses (1)	$77	$163	$316	$440
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	—	1	2	3
Interest on lease liabilities	Interest expense, net of capitalized interest	2	2	7	7
Total lease cost		$79	$166	$325	$450

(a) Included in operating lease cost:
Short-term lease costs		$9	$57	$60	$150
Variable lease costs paid to the lessor		3	8	12	21

(1)    Presented in cost of sales, operating and maintenance expense or selling, general and administrative expense consistent with the nature of the asset under lease.

Future annual minimum lease payments for operating and finance leases as of September 30, 2020 are as follows (in millions):

Years Ending December 31,	Operating Leases (1)	Finance Leases
2020	$74	$3
2021	145	10
2022	109	10
2023	96	10
2024	95	10
Thereafter	284	136
Total lease payments	803	179
Less: Interest	(170)	(119)
Present value of lease liabilities	$633	$60

(1)    Does not include $1.5 billion of legally binding minimum lease payments primarily for vessel charters which were executed as of September 30, 2020 but will commence in future period primarily in the next two years and have fixed minimum lease terms of up to seven years.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the weighted-average remaining lease term and the weighted-average discount rate for our operating leases and finance leases:

	September 30, 2020		December 31, 2019
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	8.6	17.9	8.4	18.7
Weighted-average discount rate (1)	5.7%	16.2%	5.2%	16.2%

(1)The finance leases commenced prior to the adoption of the current leasing standard under GAAP. In accordance with previous accounting guidance, the implied rate is based on the fair value of the underlying assets.

The following table includes other quantitative information for our operating and finance leases (in millions):

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$226	$280
Operating cash flows from finance leases	8	6
Right-of-use assets obtained in exchange for new operating lease liabilities	412	189

LNG Vessel Subcharters

From time to time, we sublease certain LNG vessels under charter to third parties while retaining our existing obligation to the original lessor. As of September 30, 2020 and December 31, 2019, we had zero and $9 million in future minimum sublease payments to be received from LNG vessel subcharters, respectively, which will be recognized entirely within 2020. The following table shows the sublease income recognized in other revenues on our Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fixed Income	$9	$23	$61	$81
Variable Income	1	5	24	15
Total sublease income	$10	$28	$85	$96

NOTE 12—REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue earned from contracts with customers during the three and nine months ended September 30, 2020 and 2019 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
LNG revenues (1)	$1,344	$1,995	$6,088	$6,142
Regasification revenues	67	66	202	199
Other revenues	10	17	48	53
Total revenues from customers	1,421	2,078	6,338	6,394
Net derivative gains (2)	29	64	148	233
Other (3)	10	28	85	96
Total revenues	$1,460	$2,170	$6,571	$6,723

(1)    LNG revenues include revenues for LNG cargoes in which our customers exercised their contractual right to not take delivery but remained obligated to pay fixed fees irrespective of such election. LNG revenues during the three and nine months ended September 30, 2020 included $171 million and $932 million, respectively, in revenues associated with LNG cargoes for which customers have notified us that they will not take delivery, of which $47 million would have otherwise been recognized subsequent to September 30, 2020, if the cargoes were lifted pursuant to the delivery schedules with the customers. LNG revenues during the three months ended September 30, 2020 excluded $458 million in prior period cancellations that would have otherwise been recognized during the quarter if the cargoes were lifted pursuant to the delivery schedules with the customers. Revenue is generally recognized upon receipt of

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
irrevocable notice that a customer will not take delivery because our customers have no contractual right to take delivery of such LNG cargo in future periods and our performance obligations with respect to such LNG cargo have been satisfied.
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

Contract Assets and Liabilities

The following table shows our contract assets, net, which are classified as other non-current assets, net on our Consolidated Balance Sheets (in millions):

	September 30,	December 31,
	2020	2019
Contract assets, net	$64	$18

Contract assets represent our right to consideration for transferring goods or services to the customer under the terms of a sales contract when the associated consideration is not yet due. Changes in contract assets during the nine months ended September 30, 2020 were primarily attributable to revenue recognized due to the delivery of LNG under certain SPAs for which the associated consideration was not yet due.

The following table reflects the changes in our contract liabilities, which we classify as deferred revenue on our Consolidated Balance Sheets (in millions):

Nine Months Ended September 30, 2020
Deferred revenues, beginning of period	$161
Cash received but not yet recognized	179
Revenue recognized from prior period deferral	(161)
Deferred revenues, end of period	$179

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$103.2	10	$106.4	11
Regasification revenues	2.2	5	2.4	5
Total revenues	$105.4		$108.8

(1)    The weighted average recognition timing represents an estimate of the number of years during which we shall have recognized half of the unsatisfied transaction price.

We have elected the following exemptions which omit certain potential future sources of revenue from the table above:
(1)We omit from the table above all performance obligations that are part of a contract that has an original expected duration of one year or less.
(2)The table above excludes substantially all variable consideration under our SPAs and TUAs. We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Approximately 37% and 47% of our LNG revenues from contracts included in the table above during the three months ended September 30, 2020 and 2019, respectively, and approximately 35% and 52% of our LNG revenues from contracts included in the table above during the nine months ended September 30, 2020 and 2019, respectively, were related to variable consideration received from customers. During each of the three and nine months ended September 30, 2020 and 2019, approximately 3% of our regasification revenues were related to variable consideration received from customers.

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

NOTE 13—RELATED PARTY TRANSACTIONS

Natural Gas Supply Agreements

SPL and CCL are party to natural gas supply agreements with related parties in the ordinary course of business, to obtain feed gas for the operation of the Liquefaction Projects.

SPL Natural Gas Supply Agreement

The term of the SPL agreement is for five years, which can commence no earlier than November 1, 2021 and no later than November 1, 2022, following the achievement of contractually-defined conditions precedent. As of September 30, 2020, the notional amount for this agreement was 91 TBtu and had a fair value of zero.

CCL Natural Gas Supply Agreement

The term of the CCL agreement extends through March 2022. Under this agreement, CCL recorded $13 million and $3 million in accrued liabilities, as of September 30, 2020 and December 31, 2019, respectively.

The Liquefaction Supply Derivatives related to this agreement are recorded on our Consolidated Balance Sheets as follows (in millions, except notional amount):

	September 30,	December 31,
	2020	2019
Derivative assets	$1	$3
Non-current derivative assets	—	2

Notional amount, net (in TBtu)	74	120

We recorded the following amounts on our Consolidated Statements of Operations during the three and nine months ended September 30, 2020 and 2019 related to this agreement (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of sales (a)	$29	$23	$77	$59

(a) Included in costs of sales:
Liquefaction Supply Derivative loss	$(5)	$(1)	$(3)	$(4)

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Natural Gas Transportation and Storage Agreements

SPL is party to various natural gas transportation and storage agreements and CTPL is party to an operational balancing agreement with a related party in the ordinary course of business for the operation of the SPL Project, with initial primary terms of up to 10 years with extension rights. We recorded accrued liabilities of $2 million and zero as of September 30, 2020 and December 31, 2019, respectively, related to these agreements.

Operation and Maintenance Service Agreements

Cheniere LNG O&M Services, LLC (“O&M Services”), our wholly owned subsidiary, provides the development, construction, operation and maintenance services to Midship Pipeline pursuant to agreements in which O&M Services receives an agreed upon fee and reimbursement of costs incurred. O&M Services recorded $2 million during the both three months ended September 30, 2020 and 2019, and $8 million and $9 million in the nine months ended September 30, 2020 and 2019, respectively, of other revenues and $2 million and $3 million of accounts receivable as of September 30, 2020 and December 31, 2019, respectively, for services provided to Midship Pipeline under these agreements.

NOTE 14—INCOME TAXES

We recorded an income tax benefit of $75 million and $3 million during the three months ended September 30, 2020 and 2019, respectively, and an income tax provision of $119 million and zero during the nine months ended September 30, 2020 and 2019, respectively. The effective tax rate for the three and nine months ended September 30, 2020 was 12.9% and 19.3%, respectively, which were lower than the 21% federal statutory rate primarily due to income allocated to non-controlling interest that is not taxable to Cheniere. The effective tax rate for the three months ended September 30, 2020 as compared to the nine months ended September 30, 2020 is lower due to $38 million of tax expense recorded discretely in the first quarter of 2020. The effective tax rate for the three and nine months ended September 30, 2019 was 1.1% and zero, which were lower than the 21% federal statutory rate primarily due to a valuation allowance that was maintained against our federal and state net deferred tax assets.

NOTE 15—SHARE-BASED COMPENSATION

We have granted restricted stock shares, restricted stock units, performance stock units and phantom units to employees and non-employee directors under the 2011 Incentive Plan, as amended (the “2011 Plan”), the 2015 Employee Inducement Incentive Plan and the 2020 Incentive Plan that was approved by our shareholders in May 2020.
For the nine months ended September 30, 2020, we granted 1.3 million restricted stock units and 0.3 million performance stock units at target performance to certain employees under the 2011 Plan and the 2020 Incentive Plan. Additionally, 0.2 million incremental shares of our common stock were issued based on performance results from previously-granted performance stock unit awards. Restricted stock units are stock awards that vest over a service period of three years and entitle the holder to receive shares of our common stock upon vesting, subject to restrictions on transfer and to a risk of forfeiture if the recipient terminates employment with us prior to the lapse of the restrictions. Performance stock units provide for cliff vesting after a period of three years with payouts based on metrics dependent upon market and performance achieved over the period from January 1, 2020 through December 31, 2022 compared to pre-established performance targets. The settlement amounts of the awards are based on market and performance metrics which include cumulative distributable cash flow per share, and in certain circumstances, absolute total shareholder return (“ATSR”) of our common stock. Where applicable, the compensation for performance stock units is based on fair value assigned to the market metric of ATSR using a Monte Carlo model upon grant, which remains constant through the vesting period, and a performance metric, which will vary due to changing estimates regarding the expected achievement of the performance metric of cumulative distributable cash flow per share. The number of shares that may be earned at the end of the vesting period ranges from 0% up to 300% of the target award amount. Both restricted stock units and performance stock units will be settled in Cheniere common stock (on a one-for-one basis) and are classified as equity awards.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Total share-based compensation consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Share-based compensation costs, pre-tax:
Equity awards	$26	$33	$86	$94
Liability awards	1	2	2	7
Total share-based compensation	27	35	88	101
Capitalized share-based compensation	—	(2)	(4)	(7)
Total share-based compensation expense	$27	$33	$84	$94
Tax benefit associated with share-based compensation expense	$2	$2	$21	$3

NOTE 16—NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic net income (loss) per share attributable to common stockholders (“EPS”) excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects potential dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period increased by the number of additional common shares that would have been outstanding if the potential common shares had been issued. The dilutive effect of unvested stock is calculated using the treasury-stock method and the dilutive effect of convertible securities is calculated using the treasury or if-converted method, as referenced below.

The following table reconciles basic and diluted weighted average common shares outstanding for the three and nine months ended September 30, 2020 and 2019 (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average common shares outstanding:
Basic	252.2	256.0	252.5	256.8
Dilutive unvested stock	—	—	0.7	—
Diluted	252.2	256.0	253.2	256.8

Basic and diluted net income (loss) per share attributable to common stockholders	$(1.84)	$(1.25)	$0.43	$(1.13)

Potentially dilutive securities that were not included in the diluted net income (loss) per share computations because their effects would have been anti-dilutive were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Unvested stock (1)	3.1	3.9	2.4	3.9
Convertible notes
2021 Cheniere Convertible Unsecured Notes (2)	—	13.3	—	13.3
2025 CCH HoldCo II Convertible Senior Notes (3)	—	24.4	—	24.4
2045 Cheniere Convertible Senior Notes	4.5	4.5	4.5	4.5
Total potentially dilutive common shares	7.6	46.1	6.9	46.1

(1)Does not include 0.7 million shares for each of the three and nine months ended September 30, 2020 and 0.6 million shares for each of the three and nine months ended September 30, 2019, respectively, of unvested stock because the performance conditions had not yet been satisfied as of the respective dates.
(2)Since we have the intent and ability to settle the remaining outstanding principal amount of the 2021 Cheniere Convertible Unsecured Notes in cash and the excess conversion premium (the “conversion spread”) in either cash or shares, the treasury stock method was applied for calculating any potential dilutive effect of the conversion spread on net income per share for the three and nine months ended September 30, 2020. However, since the average market

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
price of our common stock did not exceed the conversion price of our 2021 Cheniere Convertible Unsecured Notes, the conversion spread was excluded from the computation of diluted net income per share for the three and nine months ended September 30, 2020.
(3)Since we redeemed the remaining principal amount of the 2025 CCH HoldCo II Convertible Senior Notes and the related premium in cash, as described in Note 10—Debt, the 2025 CCH HoldCo II Convertible Senior Notes were not included in the computation of net income per share for the three and nine months ended September 30, 2020. There were no shares related to the conversion of the 2025 CCH HoldCo II Convertible Senior Notes included in the computation of diluted net loss per share for the three and nine months ended September 30, 2019, because the substantive non-market based contingencies underlying the eligible conversion date were not met as of September 30, 2019.

NOTE 17—SHARE REPURCHASE PROGRAM

On June 3, 2019, we announced that our Board of Directors (“Board”) authorized a 3-year, $1.0 billion share repurchase program. The following table presents information with respect to repurchases of common stock during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Aggregate common stock repurchased	—	2,477,724	2,875,376	2,522,324
Weighted average price paid per share	$—	$62.99	$53.88	$63.09
Total amount paid (in millions)	$—	$156	$155	$159
As of September 30, 2020, we had up to $596 million of the share repurchase program available. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The timing and amount of any shares of our common stock that are repurchased under the share repurchase program will be determined by our management based on market conditions and other factors.  The share repurchase program does not obligate us to acquire any particular amount of common stock, and may be modified, suspended or discontinued at any time or from time to time at our discretion.

NOTE 18—COMMITMENTS AND CONTINGENCIES

We have various contractual obligations which are recorded as liabilities in our Consolidated Financial Statements. Other items, such as certain purchase commitments and other executed contracts which do not meet the definition of a liability as of September 30, 2020, are not recognized as liabilities but require disclosures in our Consolidated Financial Statements.

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
NOTE 19—CUSTOMER CONCENTRATION

The following table shows customers with revenues of 10% or greater of total revenues from external customers and customers with accounts receivable, net and contract assets, net balances of 10% or greater of total accounts receivable, net and contract assets, net from external customers:

	Percentage of Total Revenues from External Customers				Percentage of Accounts Receivable, Net and Contract Assets, Net from External Customers
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2020	2019	2020	2019	2020	2019
Customer A	*	14%	13%	17%	*	12%
Customer B	11%	10%	10%	11%	*	*
Customer C	15%	13%	11%	12%	*	13%
Customer D	13%	10%	10%	12%	15%	*
Customer E	*	*	*	*	10%	*

* Less than 10%

NOTE 20—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Nine Months Ended September 30,
	2020	2019
Cash paid during the period for interest on debt, net of amounts capitalized	$977	$771
Cash paid for income taxes	2	22

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities was $262 million and $511 million as of September 30, 2020 and 2019, respectively.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Regarding Forward-Looking Statements
This quarterly report contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical or present facts or conditions, included herein or incorporated herein by reference are “forward-looking statements.” Included among “forward-looking statements” are, among other things:
•statements that we expect to commence or complete construction of our proposed LNG terminals, liquefaction facilities, pipeline facilities or other projects, or any expansions or portions thereof, by certain dates, or at all;
•statements regarding future levels of domestic and international natural gas production, supply or consumption or future levels of LNG imports into or exports from North America and other countries worldwide or purchases of natural gas, regardless of the source of such information, or the transportation or other infrastructure or demand for and prices related to natural gas, LNG or other hydrocarbon products;
•statements regarding any financing transactions or arrangements, or our ability to enter into such transactions;
•statements regarding the amount and timing of share repurchases;
•statements relating to the construction of our Trains and pipelines, including statements concerning the engagement of any EPC contractor or other contractor and the anticipated terms and provisions of any agreement with any EPC or other contractor, and anticipated costs related thereto;
•statements regarding any SPA or other agreement to be entered into or performed substantially in the future, including any revenues anticipated to be received and the anticipated timing thereof, and statements regarding the amounts of total LNG regasification, natural gas liquefaction or storage capacities that are, or may become, subject to contracts;
•statements regarding counterparties to our commercial contracts, construction contracts, and other contracts;
•statements regarding our planned development and construction of additional Trains or pipelines, including the financing of such Trains or pipelines;
•statements that our Trains, when completed, will have certain characteristics, including amounts of liquefaction capacities;
•statements regarding our business strategy, our strengths, our business and operation plans or any other plans, forecasts, projections, or objectives, including anticipated revenues, capital expenditures, maintenance and operating costs and cash flows, any or all of which are subject to change;
•statements regarding legislative, governmental, regulatory, administrative or other public body actions, approvals, requirements, permits, applications, filings, investigations, proceedings or decisions;
•statements regarding our anticipated LNG and natural gas marketing activities;
•statements regarding the outbreak of COVID-19 and its impact on our business and operating results, including any customers not taking delivery of LNG cargoes, the ongoing credit worthiness of our contractual counterparties, any disruptions in our operations or construction of our Trains and the health and safety of our employees, and on our customers, the global economy and the demand for LNG; and
•any other statements that relate to non-historical or future information.
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

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes. This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Our discussion and analysis includes the following subjects:
•Overview of Business
•Overview of Significant Events
•Impact of COVID-19 and Market Environment
•Liquidity and Capital Resources
•Results of Operations
•Off-Balance Sheet Arrangements
•Summary of Critical Accounting Estimates
•Recent Accounting Standards

Overview of Business

Cheniere, a Delaware corporation, is a Houston-based energy infrastructure company primarily engaged in LNG-related businesses. We provide clean, secure and affordable LNG to integrated energy companies, utilities and energy trading companies around the world. We aspire to conduct our business in a safe and responsible manner, delivering a reliable, competitive and integrated source of LNG to our customers. We own and operate the Sabine Pass LNG terminal in Louisiana, one of the largest LNG production facilities in the world, through our ownership interest in and management agreements with Cheniere Partners, which is a publicly traded limited partnership that we created in 2007. As of September 30, 2020, we owned 100% of the general partner interest and 48.6% of the limited partner interest in Cheniere Partners. We also own and operate the Corpus Christi LNG terminal in Texas, which is wholly owned by us.

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

Overview of Significant Events

Our significant events since January 1, 2020 and through the filing date of this Form 10-Q include the following:
Strategic
•In April 2020, Midship Pipeline Company, LLC (“Midship Pipeline”), in which we have an equity investment, placed into service the Midship natural gas pipeline and related compression and interconnect facilities.
Operational
•As of October 31, 2020, more than 1,250 cumulative LNG cargoes totaling over 85 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Projects.
•In October 2020, feed gas was introduced to Train 3 of the CCL Project.
Financial
•We completed the following debt transactions:
◦In line with our previously announced capital allocation priorities, we prepaid $100 million of outstanding borrowings under the $2.695 billion delayed draw term loan credit agreement (the “Cheniere Term Loan Facility”) in September 2020 with available cash and redeemed $300 million of the 11.0% Convertible Senior Secured Notes due 2025 (the “2025 CCH HoldCo II Convertible Senior Notes”) in March 2020 with available cash.
◦In September 2020, we issued an aggregate principal amount of $2.0 billion of 4.625% Senior Secured Notes due 2028 (the “2028 Cheniere Senior Secured Notes”). The net proceeds were used to prepay approximately $2.0 billion of the outstanding indebtedness of the Cheniere Term Loan Facility.
◦In August 2020, CCH issued an aggregate principal amount of approximately $769 million of 3.52% Senior Secured Notes due 2039 (the “3.52% CCH Senior Secured Notes”). The net proceeds of these notes were used to repay a portion of the outstanding borrowings under the CCH Credit Facility, pay costs associated with certain interest rate derivative instruments that were settled and pay certain fees, costs and expenses incurred in connection with these transactions.
◦In June 2020, we entered into the Cheniere Term Loan Facility with original commitments of $2.62 billion, which in July 2020 was subsequently increased to $2.695 billion. In July 2020, borrowings under the Cheniere Term Loan Facility were used to (1) redeem the remaining outstanding principal amount of the 2025 CCH HoldCo II Convertible Senior Notes, subsequent to the $300 million redemption in March 2020, pursuant to the amended and restated note purchase agreement for the 2025 CCH HoldCo II Convertible Senior Notes which allowed CCH HoldCo II to redeem the outstanding notes with cash at a price of $1,080 per $1,000 principal amount, (2) repurchase $844 million in aggregate principal amount of outstanding 4.875% Convertible Unsecured Notes due 2021 (the “2021 Cheniere Convertible Unsecured Notes”) at individually negotiated prices from a small number of investors and (3) pay the related fees and expenses. The remaining available commitments under the Cheniere Term Loan Facility of $372 million are expected to be used to repay and/or repurchase a portion of the remaining outstanding principal amount of the 2021 Cheniere Convertible Unsecured Notes and for the payment of related fees and expenses.
◦In May 2020, SPL issued an aggregate principal amount of $2.0 billion of 4.500% Senior Secured Notes due 2030 (the “2030 SPL Senior Notes”). Net proceeds of the offering, along with available cash, were used to redeem all of SPL’s outstanding 5.625% Senior Secured Notes due 2021 (the “2021 SPL Senior Notes”).
◦In March 2020, SPL entered into a $1.2 billion Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement (the “2020 SPL Working Capital Facility”), which refinanced its previous working capital facility, reduced the interest rate and extended the maturity date to March 2025.
•In May 2020, the date of first commercial delivery was reached under the 20-year SPAs with PT Pertamina (Persero), Naturgy LNG GOM, Limited, Woodside Energy Trading Singapore Pte Ltd, Iberdrola, S.A. and Électricité de France, S.A. relating to Train 2 of the CCL Project.
•In September 2020, Moody’s Investors Service (“Moody’s”) assigned first time ratings of Ba3 and S&P Global Ratings assigned first time ratings of BB to our 2028 Cheniere Senior Secured Notes.
•In August 2020, Moody’s upgraded its rating of CCH’s senior secured debt from Ba1 (Positive Outlook) to Baa3.

Impact of COVID-19 and Market Environment

The business environment in which we operate has been impacted by the recent downturn in the energy market as well as the outbreak of COVID-19 and its progression into a pandemic in March 2020. As a result of these developments, our growth estimates for LNG in 2020 have moderated from previous expectations. Annual LNG demand grew by approximately 13% in 2019 to approximately 360 mtpa. In a report published in the month of April 2020, IHS Markit projected LNG demand in 2020 to reach 363 mtpa, down from a pre-COVID-19 estimate of approximately 377 mtpa. This implies a year-over-year rate of growth of below 1% in 2020 compared to an implied pre-COVID-19 year-over-year growth estimate of approximately 5%. While worldwide demand increased by approximately 3% during the nine months ended September 30, 2020 compared to the comparable period of 2019, we continue to be cautiously optimistic on the outlook. Global economic indicators point to a start of a recovery in some parts of the world but risks from second waves of infections and re-instatement of lockdowns could exert bearish pressures on the market. LNG importers had to cope with strict virus containment measures throughout the first and second quarters of 2020, which negatively impacted gas and LNG demand and resulted in many buyers having to resort to extraordinary measures to manage LNG supply purchases and contractual commitments. Some of these measures included cargo deferrals and cancellations. As the market started to rebalance and storage inventories started to normalize, prices today have recovered from their second quarter lows. As an example, the Dutch Title Transfer Facility (“TTF”), a virtual trading point for natural gas in the Netherlands, settled October at $4.23/MMBtu, which is $3.09/MMBtu higher than the June 2020 settlement. The Japan Korea Marker (“JKM”), an LNG benchmark price assessment for spot physical cargoes delivered ex-ship into certain key markets in Asia, settled October at $4.31/MMBtu, which is $2.25/MMBtu higher than its July price posting. The number of LNG cargoes for which customers have notified us that they will not take delivery have reduced from this summer, a sign that the market is continuing to adjust and rebalance towards equilibrium. We do not expect these events to have a material adverse impact on our forecasted financial results for 2020, due to the highly contracted nature of our business and the fact that customers continue to be obligated to pay fixed fees for cargoes in relation to which they have exercised their contractual right to cancel. As such, during the three and nine months ended September 30, 2020, we recognized $171 million and $932 million, respectively, in revenues associated with LNG cargoes for which customers have notified us that they will not take delivery, of which $47 million would have otherwise been recognized subsequent to September 30, 2020, if the cargoes were lifted pursuant to the delivery schedules with the customers. LNG revenues during the three months ended September 30, 2020 excluded $458 million in prior period cancellations that would have otherwise been recognized during the quarter if the cargoes were lifted pursuant to the delivery schedules with the customers. We experienced decreased revenues during the three months ended September 30, 2020 because we recognized accelerated revenues associated with LNG cargoes that were scheduled for delivery during the current quarter in the prior quarter, when the customers notified us that they will not take delivery of such cargoes.

In addition, in response to the COVID-19 pandemic, we have modified certain business and workforce practices to protect the safety and welfare of our employees who continue to work at our facilities and offices worldwide, as well as implemented certain mitigation efforts to ensure business continuity. In March 2020, we began consulting with a medical advisor, and implemented social distancing through revised shift schedules, work from home policies and designated remote work locations where appropriate, restricted non-essential business travel and began requiring self-screening for employees and contractors. In April 2020, we began providing temporary housing for our workforce for our facilities, implemented temperature testing, incorporated medical and social workers to support employees, enforced prior self-isolation and screening for temporary housing and implemented marine operations with zero contact during loading activities. These measures have resulted in increased costs. While response measures continue to evolve and in most cases have moderated or ceased, we expect to incur incremental operating costs associated with business continuity and protection of our workforce until the risks associated with the pandemic diminish. We have incurred approximately $6 million and $68 million of such costs during the three and nine months ended September 30, 2020, respectively.
Liquidity and Capital Resources

Although results are consolidated for financial reporting, SPL, Cheniere Partners, CCH Group and Cheniere operate with independent capital structures. Our capital requirements include capital and investment expenditures, repayment of long-term debt and repurchase of our shares. We expect the cash needs for at least the next twelve months will be met for each of these independent capital structures as follows:
•SPL through project debt and borrowings, operating cash flows and equity contributions from Cheniere Partners;
•Cheniere Partners through operating cash flows from SPLNG, SPL and CTPL and debt or equity offerings;
•CCH Group through operating cash flows from CCL and CCP, project debt and borrowings and equity contributions from Cheniere; and
•Cheniere through existing unrestricted cash, debt and equity offerings by us or our subsidiaries, operating cash flows, borrowings, services fees from our subsidiaries and distributions from our investment in Cheniere Partners.

The following table provides a summary of our liquidity position at September 30, 2020 and December 31, 2019 (in millions):

	September 30,	December 31,
	2020	2019
Cash and cash equivalents (1)	$2,091	$2,474
Restricted cash designated for the following purposes:
SPL Project	157	181
CCL Project	145	80
Other	220	259
Available commitments under the following credit facilities:
$1.2 billion Amended and Restated SPL Working Capital Facility (“2015 SPL Working Capital Facility”)	—	786
2020 SPL Working Capital Facility	787	—
CQP Credit Facilities executed in 2019 (“2019 CQP Credit Facilities”)	750	750
$1.2 billion CCH Working Capital Facility (“CCH Working Capital Facility”)	766	729
$1.25 billion Cheniere Revolving Credit Facility (“Cheniere Revolving Credit Facility”)	693	665
Cheniere Term Loan Facility	372	—

(1)    Amounts presented include balances held by our consolidated variable interest entity (“VIE”), Cheniere Partners, as discussed in Note 8—Non-controlling Interest and Variable Interest Entity of our Notes to Consolidated Financial Statements. As of September 30, 2020 and December 31, 2019, assets of Cheniere Partners, which are included in our Consolidated Balance Sheets, included $1.3 billion and $1.8 billion, respectively, of cash and cash equivalents.

For additional information regarding our debt agreements, see Note 11—Debt of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the fiscal year ended December 31, 2019.

Sabine Pass LNG Terminal

Liquefaction Facilities

The SPL Project is one of the largest LNG production facilities in the world. Through Cheniere Partners, we are currently operating five Trains and two marine berths at the SPL Project, and are constructing one additional Train. We have received authorization from the FERC to site, construct and operate Trains 1 through 6, as well as for the construction of a third marine berth. We have achieved substantial completion of the first five Trains of the SPL Project and commenced commercial operating activities for each Train at various times starting in May 2016. The following table summarizes the project completion and construction status of Train 6 of the SPL Project as of September 30, 2020:

SPL Train 6
Overall project completion percentage	70.9%
Completion percentage of:
Engineering	97.8%
Procurement	98.2%
Subcontract work	48.0%
Construction	34.6%
Date of expected substantial completion	2H 2022

The following orders have been issued by the DOE authorizing the export of domestically produced LNG by vessel from the Sabine Pass LNG terminal:
•Trains 1 through 4—FTA countries and non-FTA countries through December 31, 2050, in an amount up to a combined total of the equivalent of 16 mtpa (approximately 803 Bcf/yr of natural gas).
•Trains 1 through 4—FTA countries and non-FTA countries through December 31, 2050, in an amount up to a combined total of the equivalent of approximately 203 Bcf/yr of natural gas (approximately 4 mtpa).
•Trains 5 and 6—FTA countries and non-FTA countries through December 31, 2050, in an amount up to a combined total of 503.3 Bcf/yr of natural gas (approximately 10 mtpa).
The DOE issued an order authorizing SPL to export domestically produced LNG by vessel from the Sabine Pass LNG terminal to FTA countries and non-FTA countries over a two-year period commencing January 2020, in an aggregate amount up to the equivalent of 600 Bcf of natural gas (however, exports under this order, when combined with exports under the orders above, may not exceed 1,509 Bcf/yr).

An application was filed in September 2019 seeking authorization to make additional exports from the SPL Project to FTA countries for a 25-year term and to non-FTA countries for a 20-year term in an amount up to the equivalent of approximately 153 Bcf/yr of natural gas, for a total SPL Project export capacity of approximately 1,662 Bcf/yr. The terms of the authorizations are requested to commence on the date of first commercial export from the SPL Project of the volumes contemplated in the application. In April 2020, the DOE issued an order authorizing SPL to export to FTA countries related to this application, for which the term was subsequently extended through December 31, 2050, but has not yet issued an order authorizing SPL to export to non-FTA countries for the corresponding LNG volume. A corresponding application for authorization to increase the total LNG production capacity of the SPL Project from the currently authorized level to approximately 1,662 Bcf/yr was also submitted to the FERC and is currently pending.

Customers

SPL has entered into fixed price long-term SPAs generally with terms of 20 years (plus extension rights) and with a weighted average remaining contract length of approximately 17 years (plus extension rights) with eight third parties for Trains 1 through 6 of the SPL Project. Under these SPAs, the customers will purchase LNG from SPL on a free on board (“FOB”) basis for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG generally equal to approximately 115% of Henry Hub. The customers may elect to cancel or suspend deliveries of LNG cargoes, with advance notice as governed by each respective SPA, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension. We refer to the fee component that is applicable regardless of a cancellation or suspension of LNG cargo deliveries under the SPAs as the fixed fee component of the price under SPL’s SPAs. We refer to the fee component that is applicable only in connection with LNG cargo deliveries as the variable fee component of the price under SPL’s SPAs. The variable fees under SPL’s SPAs were generally sized at the time of entry into each SPA with the intent to cover the costs of gas purchases and transportation and liquefaction fuel to produce the LNG to be sold under each such SPA. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA generally commences upon the date of first commercial delivery of a specified Train.

In aggregate, the annual fixed fee portion to be paid by the third-party SPA customers is approximately $2.9 billion for Trains 1 through 5. After giving effect to an SPA that Cheniere has committed to provide to SPL, the annual fixed fee portion to be paid by the third-party SPA customers would increase to at least $3.3 billion, which is expected to occur upon the date of first commercial delivery of Train 6.

In addition, Cheniere Marketing has an agreement with SPL to purchase, at Cheniere Marketing’s option, any LNG produced by SPL in excess of that required for other customers. See Marketing section for additional information regarding agreements entered into by Cheniere Marketing.
Natural Gas Transportation, Storage and Supply

To ensure SPL is able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, it has entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL and third-party pipeline companies. SPL has entered into firm storage services agreements with third parties to assist in managing variability in natural gas needs for the SPL Project. SPL has also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the SPL Project. As of September 30, 2020, SPL had secured up to approximately 5,051 TBtu of natural gas feedstock through long-term and short-term natural gas supply contracts with remaining terms that range up to 10 years, a portion of which is subject to conditions precedent.

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

The total contract price of the EPC contract for Train 6 of the SPL Project is approximately $2.5 billion, including estimated costs for the third marine berth that is currently under construction. As of September 30, 2020, we have incurred $1.8 billion under this contract.

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

The remaining approximately 2 Bcf/d of capacity has been reserved under a TUA by SPL. SPL is obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million annually, prior to inflation adjustments, continuing until at least May 2036. SPL entered into a partial TUA assignment agreement with Total, whereby upon substantial completion of Train 5 of the SPL Project, SPL gained access to substantially all of Total’s capacity and other services provided under Total’s TUA with SPLNG. This agreement provides SPL with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity, permit SPL to more flexibly manage its LNG storage capacity and accommodate the development of Train 6. Notwithstanding any arrangements between Total and SPL, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA. During each of the three months ended September 30, 2020 and 2019, SPL recorded $32 million as operating and maintenance expense under this partial TUA assignment agreement. During the nine months ended September 30, 2020 and 2019, SPL recorded $97 million and $72 million, respectively, as operating and maintenance expense under this partial TUA assignment agreement.

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

The following table provides a summary of our capital resources from borrowings and available commitments for the Sabine Pass LNG Terminal, excluding equity contributions to our subsidiaries and cash flows from operations (as described in Sources and Uses of Cash), at September 30, 2020 and December 31, 2019 (in millions):

	September 30,	December 31,
	2020	2019
Senior notes (1)	$17,750	$17,750
Credit facilities outstanding balance (2)	—	—
Letters of credit issued (3)	413	414
Available commitments under credit facilities (3)	1,537	1,536
Total capital resources from borrowings and available commitments (4)	$19,700	$19,700

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

For additional information regarding our debt agreements related to the Sabine Pass LNG Terminal, see Note 11—Debt of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the fiscal year ended December 31, 2019.

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

Both the 2037 SPL Senior Notes Indenture and the SPL Indenture include restrictive covenants. SPL may incur additional indebtedness in the future, including by issuing additional notes, and such indebtedness could be at higher interest rates and have different maturity dates and more restrictive covenants than the current outstanding indebtedness of SPL, including the SPL Senior Notes and the 2020 SPL Working Capital Facility. Under the 2037 SPL Senior Notes Indenture and the SPL Indenture, SPL may not make any distributions until, among other requirements, deposits are made into debt service reserve accounts as required and a debt service reserve ratio test of 1.25:1.00 is satisfied. Semi-annual principal payments for the 2037 SPL Senior Notes are due on March 15 and September 15 of each year beginning September 15, 2025 and are fully amortizing according to a fixed sculpted amortization schedule.

2015 SPL Working Capital Facility

In March 2020, SPL terminated the remaining commitments under the 2015 SPL Working Capital Facility. As of December 31, 2019, SPL had $786 million of available commitments, $414 million aggregate amount of issued letters of credit and no outstanding borrowings under the 2015 SPL Working Capital Facility.

2020 SPL Working Capital Facility

In March 2020, SPL entered into the 2020 SPL Working Capital Facility with aggregate commitments of $1.2 billion, which replaced the 2015 SPL Working Capital Facility. The 2020 SPL Working Capital Facility is intended to be used for loans to SPL, swing line loans to SPL and the issuance of letters of credit on behalf of SPL, primarily for (1) the refinancing of the 2015 SPL Working Capital Facility, (2) fees and expenses related to the 2020 SPL Working Capital Facility, (3) SPL and its future subsidiaries’ gas purchase obligations and (4) SPL and certain of its future subsidiaries’ general corporate purposes. SPL may, from time to time, request increases in the commitments under the 2020 SPL Working Capital Facility of up to $800 million. As of September 30, 2020, SPL had $787 million of available commitments, $413 million aggregate amount of issued letters of credit and no outstanding borrowings under the 2020 SPL Working Capital Facility.

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

2019 CQP Credit Facilities

In May 2019, Cheniere Partners entered into the 2019 CQP Credit Facilities, which consisted of the $750 million term loan (“CQP Term Facility”), which was prepaid and terminated upon issuance of the 2029 CQP Senior Notes in September 2019, and the $750 million revolving credit facility (“CQP Revolving Facility”). Borrowings under the 2019 CQP Credit Facilities will be used to fund the development and construction of Train 6 of the SPL Project and for general corporate purposes, subject to a sublimit, and the 2019 CQP Credit Facilities are also available for the issuance of letters of credit. As of both September 30, 2020 and December 31, 2019, Cheniere Partners had $750 million of available commitments and no letters of credit issued or loans outstanding under the 2019 CQP Credit Facilities.

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

Corpus Christi LNG Terminal

Liquefaction Facilities

We are currently operating two Trains and one marine berth at the CCL Project, commissioning one additional Train and constructing an additional marine berth. We have received authorization from the FERC to site, construct and operate Trains 1 through 3 of the CCL Project. We completed construction of Trains 1 and 2 of the CCL Project and commenced commercial operating activities in February 2019 and August 2019, respectively. The following table summarizes the project completion and construction status of Train 3 of the CCL Project, including the related infrastructure, as of September 30, 2020:

CCL Train 3
Overall project completion percentage	96.7%
Completion percentage of:
Engineering	100.0%
Procurement	100.0%
Subcontract work	98.2%
Construction	91.1%
Expected date of substantial completion	1Q 2021

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

The following orders have been issued by the DOE authorizing the export of domestically produced LNG by vessel from the Corpus Christi LNG terminal:
•CCL Project—FTA countries and non-FTA countries through December 31, 2050, up to a combined total of the equivalent of 767 Bcf/yr (approximately 15 mtpa) of natural gas.
•Corpus Christi Stage 3—FTA countries and non-FTA countries through December 31, 2050 in an amount equivalent to 582.14 Bcf/yr (approximately 11 mtpa) of natural gas.

An application was filed in September 2019 to authorize additional exports from the CCL Project to FTA countries for a 25-year term and to non-FTA countries for a 20-year term in an amount up to the equivalent of approximately 108 Bcf/yr of natural gas, for a total CCL Project export of 875.16 Bcf/yr. The terms of the authorizations are requested to commence on the date of first commercial export from the CCL Project of the volumes contemplated in the application. In April 2020, the DOE issued an order authorizing CCL to export to FTA countries related to this application, for which the term was subsequently extended through December 31, 2050, but has not yet issued an order authorizing CCL to export to non-FTA countries for the corresponding LNG volume. A corresponding application for authorization to increase the total LNG production capacity of the CCL Project from the currently authorized level to approximately 875.16 Bcf/yr was also submitted to the FERC and is currently pending.

Customers

CCL has entered into fixed price long-term SPAs generally with terms of 20 years (plus extension rights) and with a weighted average remaining contract length of approximately 19 years (plus extension rights) with nine third parties for Trains 1 through 3 of the CCL Project. Under these SPAs, the customers will purchase LNG from CCL on a FOB basis for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG equal to approximately 115% of Henry Hub. The customers may elect to cancel or suspend deliveries of LNG cargoes, with advance notice as governed by each respective SPA, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension. We refer to the fee component that is applicable regardless of a cancellation or suspension of LNG cargo deliveries under the

SPAs as the fixed fee component of the price under our SPAs. We refer to the fee component that is applicable only in connection with LNG cargo deliveries as the variable fee component of the price under our SPAs. The variable fee under CCL’s SPAs entered into in connection with the development of the CCL Project was sized at the time of entry into each SPA with the intent to cover the costs of gas purchases and transportation and liquefaction fuel to produce the LNG to be sold under each such SPA. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA generally commences upon the date of first commercial delivery for the applicable Train, as specified in each SPA.

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

Natural Gas Transportation, Storage and Supply

To ensure CCL is able to transport adequate natural gas feedstock to the Corpus Christi LNG terminal, it has entered into transportation precedent agreements to secure firm pipeline transportation capacity with CCP and certain third-party pipeline companies. CCL has entered into a firm storage services agreement with a third party to assist in managing variability in natural gas needs for the CCL Project. CCL has also entered into enabling agreements and long-term natural gas supply contracts with third parties, and will continue to enter into such agreements, in order to secure natural gas feedstock for the CCL Project. As of September 30, 2020, CCL had secured up to approximately 3,026 TBtu of natural gas feedstock through long-term natural gas supply contracts with remaining terms that range up to 11 years, a portion of which is subject to the achievement of certain project milestones and other conditions precedent.
CCL Stage III has also entered into long-term natural gas supply contracts with third parties, and anticipates continuing to enter into such agreements, in order to secure natural gas feedstock for Corpus Christi Stage 3. As of September 30, 2020, CCL Stage III had secured up to approximately 2,361 TBtu of natural gas feedstock through long-term natural gas supply contracts with remaining terms that range up to approximately 15 years, which is subject to the achievement of certain project milestones and other conditions precedent.

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

The total contract price of the EPC contract for Train 3, which is currently undergoing commissioning, is approximately $2.4 billion, reflecting amounts incurred under change orders through September 30, 2020. As of September 30, 2020, we have incurred $2.3 billion under this contract.

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
    Capital Resources

The CCH Group expects to finance the construction costs of the CCL Project from one or more of the following: operating cash flows from CCL and CCP, project debt and equity contributions from Cheniere. The following table provides a summary of the capital resources of the CCH Group from borrowings and available commitments for the CCL Project, excluding equity contributions from Cheniere, at September 30, 2020 and December 31, 2019 (in millions):

	September 30,	December 31,
	2020	2019
Senior notes (1)	$7,721	$6,952
2025 CCH HoldCo II Convertible Senior Notes (2)	—	1,000
Credit facilities outstanding balance (3)	2,768	3,283
Letters of credit issued (3)	293	471
Available commitments under credit facilities (3)	766	729
Total capital resources from borrowings and available commitments (4)	$11,548	$12,435

(1)        Includes CCH’s 7.000% Senior Secured Notes due 2024, 5.875% Senior Secured Notes due 2025, 5.125% Senior Secured Notes due 2027, 3.700% Senior Secured Notes due 2029, 4.80% Senior Secured Notes due 2039, 3.925% Senior Secured Notes due 2039 and 3.52% CCH Senior Secured Notes (collectively, the “CCH Senior Notes”).
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
CCH Credit Facility

In May 2018, CCH amended and restated the CCH Credit Facility to increase total commitments under the CCH Credit Facility from $4.6 billion to $6.1 billion. The obligations of CCH under the CCH Credit Facility are secured by a first priority lien on substantially all of the assets of CCH and its subsidiaries and by a pledge by CCH HoldCo I of its limited liability company interests in CCH. There were no available commitments under the CCH Credit Facility as of both September 30, 2020 and December 31, 2019. CCH had $2.6 billion and $3.3 billion of loans outstanding under the CCH Credit Facility as of September 30, 2020 and December 31, 2019, respectively.

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

CCH Working Capital Facility

In June 2018, CCH amended and restated the CCH Working Capital Facility to increase total commitments under the CCH Working Capital Facility from $350 million to $1.2 billion. The CCH Working Capital Facility is intended to be used for loans to CCH (“CCH Working Capital Loans”) and the issuance of letters of credit on behalf of CCH for certain working capital requirements related to developing and operating the CCL Project and for related business purposes. Loans under the CCH Working Capital Facility are guaranteed by the CCH Guarantors. CCH may, from time to time, request increases in the commitments under the CCH Working Capital Facility of up to the maximum allowed for working capital under the Common Terms Agreement that was entered into concurrently with the CCH Credit Facility. As of September 30, 2020 and December 31, 2019, CCH had $766 million and $729 million of available commitments, $293 million and $471 million aggregate amount of issued letters of credit and $141 million and zero of loans outstanding under the CCH Working Capital Facility, respectively.

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

Cheniere

Senior Notes

In September 2020, we issued an aggregate principal amount of $2.0 billion of 2028 Cheniere Senior Secured Notes, the proceeds of which were used to prepay a portion of the outstanding indebtedness under the Cheniere Term Loan Facility and to pay related fees and expenses. The associated indentures (“Cheniere Indenture”) contain customary terms and events of default and certain covenants that, among other things, limit our ability to create liens or other encumbrances, enter into sale-leaseback transactions and merge or consolidate with other entities or sell all or substantially all of our assets. The Cheniere Indenture covenants are subject to a number of important limitations and exceptions.

At any time prior to October 15, 2023, we may redeem all or a part of the 2028 Cheniere Senior Secured Notes at a redemption price equal to 100% of the aggregate principal amount thereof, plus the “applicable premium” and accrued and unpaid interest, if any, to but not including the date of redemption. We also may, at any time prior to October 15, 2023, redeem up to 40% of the aggregate principal amount of the 2028 Cheniere Senior Secured Notes with an amount of cash not greater than the net cash proceeds from certain equity offerings at a redemption price equal to 104.625% of the aggregate principal amount of the notes being redeemed, plus accrued and unpaid interest, if any, to but not including, the date of redemption. At any time on or after October 15, 2023 through the maturity date of October 15, 2028, we may redeem all or part of the 2028 Cheniere Senior Secured Notes at the redemption prices described in the Cheniere Indenture.

The 2028 Cheniere Senior Secured Notes are our general senior obligations and rank senior in right of payment to all of our future obligations that are, by their terms, expressly subordinated in right of payment to the 2028 Cheniere Senior Secured Notes and equally in right of payment with all of our other existing and future unsubordinated indebtedness. The 2028 Cheniere Senior Secured Notes will initially be secured on a first-priority basis by a lien on substantially all of our assets and equity interests in our direct subsidiaries (other than certain excluded subsidiaries) (the “Collateral”), which liens will rank pari passu with the liens securing the Cheniere Revolving Credit Facility and Cheniere Term Loan Facility. The 2028 Cheniere Senior Secured Notes will remain secured as long as (1) there are any obligations or undrawn commitments outstanding under the Cheniere Term Loan Facility that are secured by liens on the Collateral or (2) the outstanding aggregate principal amount of our secured indebtedness exceeds $1.25 billion. As of September 30, 2020, the 2028 Cheniere Senior Secured Notes are not guaranteed by any of our subsidiaries. In the future, the 2028 Cheniere Senior Secured Notes will be guaranteed by our subsidiaries who guarantee our other material indebtedness.

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

Cheniere Revolving Credit Facility

In December 2018, we amended and restated the Cheniere Revolving Credit Facility to increase total commitments under the Cheniere Revolving Credit Facility from $750 million to $1.25 billion. The Cheniere Revolving Credit Facility is intended to fund, through loans and letters of credit, equity capital contributions to CCH HoldCo II and its subsidiaries for the development of the CCL Project and, provided that certain conditions are met, for general corporate purposes. As of September 30, 2020 and December 31, 2019, we had $693 million and $665 million of available commitments, $182 million and $585 million aggregate amount of issued letters of credit and $375 million and zero of loans outstanding under the Cheniere Revolving Credit Facility, respectively.

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

Cheniere Term Loan Facility

In June 2020, we entered into the Cheniere Term Loan Facility, which was subsequently increased to $2.695 billion in July 2020. In July 2020, borrowings under the Cheniere Term Loan Facility were used to (1) redeem the outstanding principal amount of the 2025 CCH HoldCo II Convertible Senior Notes, (2) repurchase $844 million in aggregate principal amount of outstanding 2021 Cheniere Convertible Unsecured Notes at individually negotiated prices from a small number of investors and (3) pay the related fees and expenses. The remaining commitments under the Cheniere Term Loan Facility are expected to be used to repay and/or repurchase a portion of the remaining principal amount of the 2021 Cheniere Convertible Unsecured Notes and for the payment of related fees and expenses. In September 2020, we prepaid approximately $2.1 billion of the outstanding indebtedness of the Cheniere Term Loan Facility with net proceeds from the 2028 Cheniere Senior Secured Notes and available cash. As of September 30, 2020, we had $372 million of available commitments and $248 million of loans outstanding under the Cheniere Term Loan Facility.
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

Cash Receipts from Subsidiaries

Our ownership interest in the Sabine Pass LNG terminal is held through Cheniere Partners. As of September 30, 2020, we owned a 48.6% limited partner interest in Cheniere Partners in the form of 239.9 million common units. In July 2020, the financial tests required for conversion of Cheniere Partners’ subordinated units, all of which were held by us, were met under the terms of Cheniere Partners’ partnership agreement and effective August 17, 2020, the first business day following the payment of the quarterly distribution, all of Cheniere Partners’ subordinated units were automatically converted into common units on a one-for-one basis and the subordination period was terminated. We also own 100% of the general partner interest and the incentive distribution rights in Cheniere Partners. We are eligible to receive quarterly equity distributions from Cheniere Partners related to our ownership interests and our incentive distribution rights.

We also receive fees for providing management services to some of our subsidiaries. We received $83 million and $79 million in total service fees from these subsidiaries during the each of the nine months ended September 30, 2020 and 2019, respectively.

Share Repurchase Program

On June 3, 2019, we announced that our Board of Directors (“Board”) authorized a 3-year, $1.0 billion share repurchase program. During the nine months ended September 30, 2020, we repurchased an aggregate of 2.9 million shares of our common stock for $155 million, for a weighted average price per share of $53.88. During the nine months ended September 30, 2019, we repurchased an aggregate of 2.5 million shares of our common stock for $159 million, for a weighted average price per share of $63.09. As of September 30, 2020, we had up to $596 million of the share repurchase program available. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The timing and amount of any shares of our common stock that are repurchased under the share repurchase program will be determined by our management based on market conditions and other factors.  The share repurchase program does not obligate us to acquire any particular amount of common stock, and may be modified, suspended or discontinued at any time or from time to time at our discretion.

Marketing

We market and sell LNG produced by the Liquefaction Projects that is not required for other customers through our integrated marketing function. We have, and continue to develop, a portfolio of long-, medium- and short-term SPAs to transport and unload commercial LNG cargoes to locations worldwide. These volumes are expected to be primarily sourced by LNG produced by the Liquefaction Projects but supplemented by volumes procured from other locations worldwide, as needed. As of September 30, 2020, we have sold or have options to sell approximately 4,747 TBtu of LNG to be delivered to customers between 2020 and 2045.  The cargoes have been sold either on a FOB basis (delivered to the customer at the Sabine Pass LNG terminal or the Corpus Christi LNG terminal, as applicable) or a delivered at terminal (“DAT”) basis (delivered to the customer at their LNG receiving terminal). We have chartered LNG vessels to be utilized for cargoes sold on a DAT basis. In addition, we have entered into a long-term agreement to sell LNG cargoes on a DAT basis that is conditioned upon the buyer achieving certain milestones.

Cheniere Marketing entered into uncommitted trade finance facilities with available commitments of $254 million as of September 30, 2020, primarily to be used for the purchase and sale of LNG for ultimate resale in the course of its operations. The finance facilities are intended to be used for advances, guarantees or the issuance of letters of credit or standby letters of credit on behalf of Cheniere Marketing. As of September 30, 2020 and December 31, 2019, Cheniere Marketing had $21 million and $41 million, respectively, in standby letters of credit and guarantees outstanding under the finance facilities. As of September 30, 2020 and December 31, 2019, there were no loans outstanding under the finance facilities. Cheniere Marketing pays interest or fees on utilized commitments.

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

Restrictive Debt Covenants

As of September 30, 2020, each of our issuers was in compliance with all covenants related to their respective debt agreements.

LIBOR

The use of LIBOR is expected to be phased out by the end of 2021. It is currently unclear whether LIBOR will be utilized beyond that date or whether it will be replaced by a particular rate. We intend to continue working with our lenders and counterparties to pursue any amendments to our debt and derivative agreements that are currently subject to LIBOR and will continue to monitor, assess and plan for the phase out of LIBOR.
Sources and Uses of Cash

The following table summarizes the sources and uses of our cash, cash equivalents and restricted cash for the nine months ended September 30, 2020 and 2019 (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Nine Months Ended September 30,
	2020	2019
Operating cash flows	$765	$1,092
Investing cash flows	(1,545)	(2,658)
Financing cash flows	399	1,527

Net decrease in cash, cash equivalents and restricted cash	(381)	(39)
Cash, cash equivalents and restricted cash—beginning of period	2,994	3,156
Cash, cash equivalents and restricted cash—end of period	$2,613	$3,117

Operating Cash Flows

Our operating cash net inflows during the nine months ended September 30, 2020 and 2019 were $765 million and $1,092 million, respectively. The $327 million decrease in operating cash inflows in 2020 compared to 2019 was primarily related to repayment of paid-in-kind interest related to the repurchase of the 2025 CCH HoldCo II Convertible Senior Notes and a portion of the 2021 Cheniere Convertible Unsecured Notes, which was offset by the increased net income that was primarily due to additional LNG volume available to be sold from additional Trains that have reached substantial completion between the periods, a portion of which the customers elected not to take delivery but were required to pay a fixed fee with respect to the contracted volumes.

Investing Cash Flows

Investing cash net outflows during the nine months ended September 30, 2020 and 2019 were $1,545 million and $2,658 million, respectively, and were primarily used to fund the construction costs for the Liquefaction Projects. These costs are capitalized as construction-in-process until achievement of substantial completion. Additionally, we invested $100 million and $70 million in Midship Holdings, our equity method investment, during the nine months ended September 30, 2020 and 2019, respectively.

Financing Cash Flows

Financing cash net outflows during the nine months ended September 30, 2020 were $399 million, primarily as a result of:
•issuance of an aggregate principal amount of $2.0 billion of the 2030 SPL Senior Notes, which along with cash on hand was used to redeem all of the outstanding 2021 SPL Senior Notes;

•$2.3 billion of borrowings under the Cheniere Term Loan Facility, which were used to redeem the outstanding principal amount of $1.0 billion of the 2025 CCH HoldCo II Convertible Senior Notes and repurchase $513 million principal amount of the 2021 Cheniere Convertible Unsecured Notes;
•issuance of an aggregate principal amount of $2.0 billion of the 2028 Cheniere Senior Secured Notes, which along with available cash, were used to prepay the $2.1 billion outstanding indebtedness of the Cheniere Term Loan Facility;
•issuance of an aggregate principal amount of $769 million of the 3.52% CCH Senior Secured Notes, which the proceeds were partly used to repay a portion of the outstanding borrowings under the CCH Credit Facility;
•$455 million of borrowings and $80 million of repayments under the Cheniere Revolving Credit Facility;
•$141 million of borrowings and $656 million of repayments under the CCH Working Capital Facility;
•$124 million of debt issuance costs primarily related to up-front fees paid upon the closing of the above transactions;
•$468 million of distributions to non-controlling interest by Cheniere Partners;
•$155 million paid to repurchase approximately 3 million shares of our common stock under the share repurchase program;
•$43 million paid for tax withholdings for share-based compensation; and
•$170 million of debt modification or extinguishment costs related to the above transactions.

Financing cash net inflows during the nine months ended September 30, 2019 were $1,527 million, primarily as a result of:
•issuance of an aggregate principal amount of $1.5 billion of the 2029 CQP Senior Notes, which was used to prepay the outstanding balance of the term loan under the 2019 CQP Credit Facilities;
•$982 million of borrowings and $797 million of repayments under the CCH Credit Facility;
•$730 million of borrowings and repayments under the 2019 CQP Credit Facilities;
•issuance of an aggregate principal of $727 million of the 4.80% CCH Senior Notes, which was used to prepay a portion of the outstanding balance of the CCH Credit Facility;
•$481 million of borrowings and $649 million in repayments under the CCH Working Capital Facility;
•$439 million of distributions to non-controlling interest by Cheniere Partners;
•$159 million paid to repurchase our common stock under the share repurchase program;
•$61 million of net repayments related to our Cheniere Marketing trade financing facilities;
•$38 million of debt issuance costs primarily related to up-front fees paid upon the closing of the 2019 CQP Credit Facilities, 2029 CQP Senior Notes and the 4.80% CCH Senior Notes; and
•$19 million paid for tax withholdings for share-based compensation.

Results of Operations

The following charts summarize the number of Trains that were in operation during the year ended December 31, 2019 and the nine months ended September 30, 2020 and total revenues and total LNG volumes loaded from our Liquefaction Projects (including both operational and commissioning volumes) during the nine months ended September 30, 2020 and 2019:

Trains in Operation
SPL Train 1
SPL Train 2
SPL Train 3
SPL Train 4
SPL Train 5
CCL Train 1
CCL Train 2
2019
2020
Q1
Q2
Q3
Q4
Q1
Q2
Q3

The following table summarizes the volumes of operational and commissioning LNG cargoes that were loaded from the Liquefaction Projects, which were recognized on our Consolidated Financial Statements during the three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
(in TBtu)	Operational	Commissioning	Operational	Commissioning
Volumes loaded during the current period	187	—	920	—
Volumes loaded during the prior period but recognized during the current period	2	—	33	—
Less: volumes loaded during the current period and in transit at the end of the period	(21)	—	(21)	—
Total volumes recognized in the current period	168	—	932	—

Our consolidated net loss attributable to common stockholders was $463 million, or $1.84 per share (basic and diluted), for the three months ended September 30, 2020, compared to $318 million, or $1.25 per share (basic and diluted), in the three months ended September 30, 2019. This $145 million increase in net loss attributable to common stockholders in 2020 was primarily attributable to the impact of prior period elections by our long-term SPA customers to exercise their contractual right to not take delivery of LNG cargoes that were scheduled to be delivered this quarter. Additionally, net loss attributable to common stockholders increased due to losses on modification or extinguishment of debt from refinancing activities to address near-term maturities and higher cost debt and from increased loss on equity method investments, partially offset by (1) increased net loss attributable to non-controlling interest, (2) reduction in interest rate derivative losses, (3) increased income tax benefit and (4) decreased interest expense, net of capitalized interest.

Our consolidated net income attributable to common stockholders was $109 million, or $0.43 per share (basic and diluted), for the nine months ended September 30, 2020, compared to net loss attributable to common stockholders of $291 million, or $1.13 per share (basic and diluted), in the nine months ended September 30, 2019. This $400 million increase in net income attributable to common stockholders in 2020 was primarily attributable to additional LNG volume available to be sold from additional Trains that have reached substantial completion between the periods, a portion of which the customers elected not to take delivery but were required to pay a fixed fee with respect to the contracted volumes, and increased gains from commodity derivatives to secure natural gas feedstock for the Liquefaction Projects, partially offset by increases in (1) loss on modification or extinguishment of debt from refinancing activities of higher cost debt, (2) operating and maintenance expense, (3) interest expense, net of capitalized interest, (4) depreciation and amortization expense, (5) income tax provision and (6) increased loss on equity method investments.

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

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2020	2019	Change	2020	2019	Change
LNG revenues	$1,373	$2,059	$(686)	$6,236	$6,375	$(139)
Regasification revenues	67	66	1	202	199	3
Other revenues	20	45	(25)	133	149	(16)
Total revenues	$1,460	$2,170	$(710)	$6,571	$6,723	$(152)

Total revenues decreased during the three months ended September 30, 2020 from the three months ended September 30, 2019, primarily as a result of decreased volumes recognized as revenues between the periods due to LNG cargoes for which customers have notified us that they will not take delivery, although this decrease was partially offset by the revenues associated with LNG cargoes for which customers have notified us that they will not take delivery. Total revenues decreased during the nine months ended September 30, 2020 from the nine months ended September 30, 2019, primarily as a result of decreased revenues recognized by our integrated marketing function due to the recent downturn in the energy market. LNG revenues during the three and nine months ended September 30, 2020 included $171 million and $932 million, respectively, in revenues associated with LNG cargoes for which customers have notified us that they will not take delivery, of which $47 million would have otherwise been recognized subsequent to September 30, 2020, if the cargoes were lifted pursuant to the delivery schedules with the customers. LNG revenues during the three months ended September 30, 2020 excluded $458 million in prior period cancellations that would have otherwise been recognized during the quarter if the cargoes were lifted pursuant to the delivery schedules with the customers. We experienced decreased revenues during the three months ended September 30, 2020 because we recognized accelerated revenues associated with LNG cargoes that were scheduled for delivery during the current quarter in the prior quarter, when the customers notified us that they will not take delivery of such cargoes. We expect our LNG revenues to increase in the future upon Train 3 of the CCL Project and Train 6 of the SPL Project becoming operational.

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. We realized offsets to LNG terminal costs of $99 million corresponding to 23 TBtu of LNG in the three months ended September 30, 2019 and $301 million corresponding to 51 TBtu of LNG in the nine months ended September 30, 2019 that were related to the sale of commissioning cargoes from the Liquefaction Projects. We did not realize any offsets to LNG terminal costs during the three and nine months ended September 30, 2020.
Also included in LNG revenues are sale of unutilized natural gas procured for the liquefaction process, gains and losses from derivative instruments, which include the realized value associated with a portion of derivative instruments that settle through physical delivery, and revenues from arrangements in which we financially settled previously-scheduled LNG cargo sales without physical delivery. We recognized revenues of $272 million and $134 million during the three months ended September 30, 2020 and 2019, respectively, and $545 million and $451 million during the nine months ended September 30, 2020 and 2019, respectively, related to these transactions.

The following table presents the components of LNG revenues and the corresponding LNG volumes sold:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
LNG revenues (in millions):
LNG from the Liquefaction Projects sold under third party long-term agreements (1)	$780	$1,496	$3,931	$4,406
LNG from the Liquefaction Projects sold by our integrated marketing function under short-term agreements	65	398	540	1,303
LNG procured from third parties	85	31	288	215
LNG revenues associated with cargoes not delivered per customer notification (2)	171	—	932	—
Other revenues and derivative gains	272	134	545	451
Total LNG revenues	$1,373	$2,059	$6,236	$6,375

Volumes delivered as LNG revenues (in TBtu):
LNG from the Liquefaction Projects sold under third party long-term agreements (1)	145	276	764	753
LNG from the Liquefaction Projects sold by our integrated marketing function under short-term agreements	23	88	168	245
LNG procured from third parties	31	8	79	31
Total volumes delivered as LNG revenues	199	372	1,011	1,029

(1)     Long-term agreements include agreements with a tenure of 12 months or more.
(2)    LNG revenues include revenues with no corresponding volumes attributable to LNG cargoes for which customers have notified us that they will not take delivery.

Operating costs and expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2020	2019	Change	2020	2019	Change
Cost of sales	$768	$1,267	$(499)	$2,295	$3,758	$(1,463)
Operating and maintenance expense	317	308	9	988	824	164
Development expense	—	2	(2)	5	6	(1)
Selling, general and administrative expense	70	72	(2)	224	222	2
Depreciation and amortization expense	233	213	20	699	561	138
Impairment expense and loss on disposal of assets	—	1	(1)	5	7	(2)
Total operating costs and expenses	$1,388	$1,863	$(475)	$4,216	$5,378	$(1,162)

Our total operating costs and expenses decreased during the three and nine months ended September 30, 2020 from the three and nine months ended September 30, 2019, primarily as a result of decreased cost of sales, partially offset by increased operating and maintenance expense and depreciation and amortization expense from additional operating Trains between the periods.

Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Projects, to the extent those costs are not utilized for the commissioning process. Cost of sales decreased during the three months ended September 30, 2020 from the three months ended September 30, 2019, primarily due to decreased volumes of natural gas feedstock between the periods and decreased vessel charter costs. Cost of sales decreased during the nine months ended September 30, 2020 from the nine months ended September 30, 2019, primary due to decreased pricing of natural gas feedstock between the periods, increased fair value of commodity derivatives to secure natural gas feedstock for the Liquefaction Projects due to favorable shifts in long-term forward prices relative to our hedged position and decreased vessel charter costs. Partially offsetting these decreases in both the three and nine months ended September 30, 2020 were increases in costs associated with sale of unutilized natural gas procured for the liquefaction process and a portion of derivative instruments that settle through physical delivery. Cost of sales also includes port and canal fees, variable transportation and storage costs and the sale of natural gas procured for the liquefaction process and other costs to convert natural gas into LNG.

Operating and maintenance expense primarily includes costs associated with operating and maintaining the Liquefaction Projects. Additionally, operating and maintenance expense includes costs incurred in response to the COVID-19 pandemic, as further described earlier in Impact of COVID-19 and Market Environment. Excluding the costs incurred in response to the COVID-19 pandemic, operating and maintenance expense (including affiliates) did not materially change between the three months ended September 30, 2020 and 2019, and increased during the nine months ended September 30, 2020 from the nine months ended September 30, 2019, primarily due to increased natural gas transportation and storage capacity demand charges, increased TUA reservation charges due to Total under the partial TUA assignment agreement and increased payroll and benefit costs from increased headcount from additional Trains operating at the Liquefaction Projects between the periods. Operating and maintenance expense also includes insurance and regulatory and other operating costs.
Depreciation and amortization expense increased during the three and nine months ended September 30, 2020 from the three and nine months ended September 30, 2019 as a result of an increased number of operational Trains, as the related assets began depreciating upon reaching substantial completion.

We expect our operating costs and expenses to generally increase in the future upon Train 3 of the CCL Project and Train 6 of the SPL Project achieving substantial completion, although we expect certain costs will not proportionally increase with the number of operational Trains as cost efficiencies will be realized.

Other expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2020	2019	Change	2020	2019	Change
Interest expense, net of capitalized interest	$355	$395	$(40)	$1,174	$1,014	$160
Loss on modification or extinguishment of debt	171	27	144	215	27	188
Interest rate derivative loss, net	—	78	(78)	233	187	46
Other expense, net	129	70	59	115	38	77
Total other expense	$655	$570	$85	$1,737	$1,266	$471

Interest expense, net of capitalized interest, decreased during the three months ended September 30, 2020 from the comparable period in 2019 as a result of the redemption of the remaining outstanding principal amount of the 2025 CCH HoldCo II Convertible Senior Notes in July 2020 and the refinancing of a portion of the outstanding balance under the CCH Credit Facility and decrease in associated interest rates, partially offset by an increase in interest cost for the new senior notes issued by CCH and a decrease in the portion of total interest costs that is eligible for capitalization, as additional Trains of the Liquefaction Projects completed construction between the periods. Interest expense, net of capitalized interest, increased during the three and nine months ended September 30, 2020 from the three and nine months ended September 30, 2019 primarily as a result of a decrease in the portion of total interest costs that is eligible for capitalization as additional Trains of the Liquefaction Projects completed construction between the periods. During the three months ended September 30, 2020 and 2019, we incurred $416 million and $468 million of total interest cost, respectively, of which we capitalized $61 million and

$73 million, respectively, which was primarily related to interest costs incurred to construct the remaining assets of the Liquefaction Projects. During both the nine months ended September 30, 2020 and 2019, we incurred $1.4 billion of total interest cost which was primarily related to interest costs incurred to construct the remaining assets of the Liquefaction Projects. We capitalized $182 million and $360 million of interest during the nine months ended September 30, 2020 and 2019, respectively.

Loss on modification or extinguishment of debt increased during the three and nine months ended September 30, 2020 from the comparable periods in 2019 due to the recognition of debt extinguishment costs resulting from (1) the redemption of the remaining outstanding principal amount of the 2025 CCH HoldCo II Convertible Senior Notes and partial repurchase of the 2021 Cheniere Convertible Unsecured Notes, (2) refinancing of the 2021 SPL Senior Notes in May 2020, (3) the prepayment of approximately $2.1 billion of the outstanding indebtedness of the Cheniere Term Loan Facility and (4) the prepayment of a portion of the outstanding balance of the CCH Credit Facility using proceeds from the issuance of senior notes or as part of Cheniere’s capital allocation framework.

Interest rate derivative loss, net decreased during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to a favorable shift in the long-term forward LIBOR curve between the periods. Interest rate derivative loss, net increased during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to an unfavorable shift in the long-term forward LIBOR curve between the periods.

Other expense, net increased during the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 due to an increase in impairment losses recognized related to our equity method investments between the periods and a decrease in interest income earned on our cash and cash equivalents. We recognized other-than-temporary impairment losses of $129 million related to our investment in Midship Holdings during the three and nine months ended September 30, 2020. Impairment was precipitated primarily due to declining market conditions in the energy industry and customer credit risk, resulting in a reduction in the fair value of our equity interests. We recognized losses of $87 million during the three and nine months ended September 30, 2019 related to our investments in certain equity method investees, including Midship Holdings. Impairments were primarily the result of cost overruns and extended construction timelines for operating infrastructure of our investees’ projects.

Income tax benefit (provision)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2020	2019	Change	2020	2019	Change
Income (loss) before income taxes and non-controlling interest	$(583)	$(263)	$(320)	$618	$79	$539
Income tax benefit (provision)	75	3	72	(119)	—	(119)
Effective tax rate	12.9%	1.1%		19.3%	—%

The effective tax rates for the three and nine months ended September 30, 2020 were lower than the 21% federal statutory rate primarily due to income allocated to non-controlling interest that is not taxable to Cheniere. The effective tax rate for the three months ended September 30, 2020 as compared to the nine months ended September 30, 2020 is lower due to $38 million of tax expense recorded discretely in the first quarter of 2020. The effective tax rate for the three and nine months ended September 30, 2019 is lower than the 21% federal statutory rate primarily due to maintaining a valuation allowance against our federal deferred tax assets.

On July 28, 2020, the U.S. Department of the Treasury released final regulations and proposed regulations providing guidance on the business interest expense limitation under Section 163(j) of the Internal Revenue Code. We are currently in the process of evaluating the effect of these regulations on our Consolidated Financial Statements and related disclosures.

Net income (loss) attributable to non-controlling interest

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2020	2019	Change	2020	2019	Change
Net income (loss) attributable to non-controlling interest	$(45)	$58	$(103)	$390	$370	$20

Net loss attributable to non-controlling interest increased during the three months ended September 30, 2020 from comparable period in 2019 due to the increase in consolidated net loss recognized by Cheniere Partners, primarily as a result of decreased margins due to (1) lower volumes of LNG sold during the quarter as our SPA customers exercised their rights last quarter to cancel cargoes that were scheduled to be delivered this quarter and (2) fewer cargoes were sold to Cheniere Marketing under agreements with lower margins compared to the comparable period in 2019. Net income attributable to non-controlling interest increased during the nine months ended September 30, 2020 from the nine months ended September 30, 2019 primarily due to an increase in consolidated net income recognized by Cheniere Partners, primarily a result of increased margins due to lower pricing of natural gas feedstock, partially offset by increases in (1) interest expense, net of capitalized interest, (2) loss on modification or extinguishment of debt incurred in conjunction with the refinancing of the 2021 SPL Senior Notes and (3) depreciation and amortization expense.

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

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

	September 30, 2020		December 31, 2019
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$521	$193	$149	$179
LNG Trading Derivatives	92	16	165	22

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

	September 30, 2020		December 31, 2019
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
CCH Interest Rate Derivatives	$(165)	$1	$(81)	$19
CCH Interest Rate Forward Start Derivatives	—	—	(8)	15

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

	September 30, 2020		December 31, 2019
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
FX Derivatives	$2	$—	$4	$—

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes stock repurchases for the three months ended September 30, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans (3)
July 1 - 31, 2020	43,867	$48.11	—	$595,952,809
August 1 - 31, 2020	891	$52.05	—	$595,952,809
September 1 - 30, 2020	—	$—	—	$595,952,809
Total	44,758	$48.19	—

(1)Includes issued shares surrendered to us by participants in our share-based compensation plans for payment of applicable tax withholdings on the vesting of share-based compensation awards. Associated shares surrendered by participants are repurchased pursuant to terms of the plan and award agreements and not as part of the publicly announced share repurchase plan.
(2)The price paid per share was based on the average trading price of our common stock on the dates on which we repurchased the shares.
(3)On June 3, 2019, we announced that our Board authorized a 3-year, $1 billion share repurchase program. For additional information, see Note 16—Share Repurchase Program.

ITEM 6.    EXHIBITS

Exhibit No.	Description
4.1
Indenture, dated as of August 20, 2020, among CCH, as issuer, and CCL, CCP and CCP GP as guarantors, and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.1 to CCH’s Current Report on Form 8-K (SEC File No. 333-215435), filed on August 21, 2020)

4.2
Indenture, dated as of September 22, 2020, between the Company, as issuer, and the Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on September 22, 2020)

4.3
First Supplemental Indenture, dated as of September 22, 2020, between the Company, as issuer, and the Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on September 22, 2020)

4.4*	Fourth Supplemental Indenture, dated as of November 5, 2020, between Cheniere Partners, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture
10.1
Registration Rights Agreement, dated as of September 22, 2020, between the Company, as issuer, and Credit Suisse Securities (USA) LLC, for itself and as representative of the purchasers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on September 22, 2020)

10.2*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between SPL and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-00023 Third Berth Vapor Fence Provisional Sum Scope Removal and Closeout, dated June 22, 2020, (ii) the Change Order CO-00024 Train 6 Thermowell Upgrades, dated June 22, 2020, (iii) the Change Order CO-00025 Third Berth Bubble Curtain, dated June 22, 2020, (iv) the Change Order CO-00026 Third Berth Fuel Provisional Sum Closure Change Order, dated July 14, 2020, (v) the Change Order CO-00027 Third Berth Currency Provisional Sum Closure Change Order, dated July 20, 2020, (vi) the Change Order CO-00028 Train 6 Hot Oil WHRU PSV Bypass, dated August 11, 2020 and (vii) the Change Order CO-00029 Change in Law IMO 2020 Regulatory Change – Low Sulphur Emissions on Marine Vessels, dated August 25, 2020

10.3*
Change orders to the Amended and Restated Fixed Price Separated Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Stage 2 Liquefaction Facility, dated as of December 12, 2017, between CCL and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00035 Spill Conveyance from Flare KO Drum Area, dated July 6, 2020, (ii) the Change Order CO-00036 Tie-Ins for Heavy Hydrocarbon Removal Modifications (E&P) Rev 1, dated August 5, 2020, (iii) the Change Order CO-00037 Train 3 PV-16002 Valve Trim Change - Rev 1, dated August 14, 2020, (iv) the Change Order CO-00038 Hot Oil Overpressure Relief, dated August 14, 2020, (v) the Change Order CO-00039 Supply of Nitrogen for Commissioning Units 16, 17 and Feed Gas, dated August 20, 2020 and (vi) the Change Order CO-00040 COVID-19 Impacts, dated September 15, 2020 (Portions of this exhibit have been omitted)

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

CHENIERE ENERGY, INC.

Date:	November 5, 2020	By:	/s/ Zach Davis
Zach Davis
Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	November 5, 2020	By:	/s/ Leonard E. Travis
Leonard E. Travis
Senior Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)