Form 10-Q
period 2021-03-31
Cheniere Energy, Inc.
filed 2021-05-04
CIK 3570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of April 30, 2021, the issuer had 253,537,331 shares of Common Stock outstanding.

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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of March 31, 2021, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

Cheniere Energy, Inc.
("Cheniere")
(NYSE American: LNG)
99.99% Interest
Cheniere Marketing, LLC and subsidiaries
("Cheniere Marketing")
100% Interest
Cheniere Energy Partners GP, LLC
("Cheniere Partners GP")
48.6% LP Interest
100% Interest
Cheniere Corpus Christi Liquefaction Stage III, LLC
("CCL Stage III")
100% Interest
Cheniere Corpus Christi Holdings, LLC
("CCH")
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
Unless the context requires otherwise, references to the “CCH Group” refer to CCH HoldCo II, CCH HoldCo I, CCH, CCL and CCP, collectively.

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues
LNG revenues	$2,999	$2,568
Regasification revenues	67	67
Other revenues	24	74
Total revenues	3,090	2,709

Operating costs and expenses
Cost of sales (excluding items shown separately below)	1,386	724
Operating and maintenance expense	322	316
Development expense	1	4
Selling, general and administrative expense	81	81
Depreciation and amortization expense	236	233
Impairment expense and loss on disposal of assets	—	5
Total operating costs and expenses	2,026	1,363

Income from operations	1,064	1,346

Other income (expense)
Interest expense, net of capitalized interest	(356)	(412)
Loss on modification or extinguishment of debt	(55)	(1)
Interest rate derivative gain (loss), net	1	(208)
Other income, net	6	9
Total other expense	(404)	(612)

Income before income taxes and non-controlling interest	660	734
Income tax provision	(89)	(131)
Net income	571	603
Less: net income attributable to non-controlling interest	178	228
Net income attributable to common stockholders	$393	$375

Net income per share attributable to common stockholders—basic (1)	$1.56	$1.48
Net income per share attributable to common stockholders—diluted (1)	$1.54	$1.43

Weighted average number of common shares outstanding—basic	252.9	253.0
Weighted average number of common shares outstanding—diluted	258.9	299.6

(1)    Earnings per share in the table may not recalculate exactly due to rounding because it is calculated based on whole numbers, not the rounded numbers presented.
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (1)
(in millions, except share data)

	March 31,	December 31,
	2021	2020
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$1,667	$1,628
Restricted cash	731	449
Accounts and other receivables, net	675	647
Inventory	314	292
Derivative assets	67	32
Other current assets	120	121
Total current assets	3,574	3,169

Property, plant and equipment, net	30,409	30,421
Operating lease assets	1,181	759
Non-current derivative assets	306	376
Goodwill	77	77
Deferred tax assets	402	489
Other non-current assets, net	446	406
Total assets	$36,395	$35,697

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$84	$35
Accrued liabilities	1,263	1,175
Current debt	1,105	372
Deferred revenue	102	138
Current operating lease liabilities	251	161
Derivative liabilities	342	313
Other current liabilities	5	2
Total current liabilities	3,152	2,196

Long-term debt, net	29,465	30,471
Non-current operating lease liabilities	928	597
Non-current finance lease liabilities	57	57
Non-current derivative liabilities	166	151
Other non-current liabilities	7	7

Commitments and contingencies (see Note 17)

Stockholders’ equity
Preferred stock, $0.0001 par value, 5.0 million shares authorized, none issued	—	—
Common stock, $0.003 par value, 480.0 million shares authorized; 274.9 million shares and 273.1 million shares issued at March 31, 2021 and December 31, 2020, respectively	1	1
Treasury stock: 21.4 million shares and 20.8 million shares at March 31, 2021 and December 31, 2020, respectively, at cost	(914)	(872)
Additional paid-in-capital	4,306	4,273
Accumulated deficit	(3,200)	(3,593)
Total stockholders' equity (deficit)	193	(191)
Non-controlling interest	2,427	2,409
Total equity	2,620	2,218
Total liabilities and stockholders’ equity	$36,395	$35,697

(1)     Amounts presented include balances held by our consolidated variable interest entity (“VIE”), Cheniere Partners, as further discussed in Note 8— Non-controlling Interest and Variable Interest Entity. As of March 31, 2021, total assets and liabilities of Cheniere Partners, which are included in our Consolidated Balance Sheets, were $18.9 billion and $18.6 billion, respectively, including $1.2 billion of cash and cash equivalents and $0.1 billion of restricted cash.

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

Three Months Ended March 31, 2021
	Total Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total Equity
	Shares	Par Value Amount	Shares	Amount
Balance at December 31, 2020	252.3	$1	20.8	$(872)	$4,273	$(3,593)	$2,409	$2,218
Vesting of restricted stock units and performance stock units	1.8	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	33	—	—	33
Issued shares withheld from employees related to share-based compensation, at cost	(0.6)	—	0.6	(42)	—	—	—	(42)
Net income attributable to non-controlling interest	—	—	—	—	—	—	178	178
Distributions to non-controlling interest	—	—	—	—	—	—	(160)	(160)
Net income	—	—	—	—	—	393	—	393
Balance at March 31, 2021	253.5	$1	21.4	$(914)	$4,306	$(3,200)	$2,427	$2,620

Three Months Ended March 31, 2020
	Total Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total Equity
	Shares	Par Value Amount	Shares	Amount
Balance at December 31, 2019	253.6	$1	17.1	$(674)	$4,167	$(3,508)	$2,449	$2,435
Vesting of restricted stock units and performance stock units	2.1	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	29	—	—	29
Issued shares withheld from employees related to share-based compensation, at cost	(0.7)	—	0.7	(39)	—	—	—	(39)
Shares repurchased, at cost	(2.9)	—	2.9	(155)	—	—	—	(155)
Net income attributable to non-controlling interest	—	—	—	—	—	—	228	228
Distributions to non-controlling interest	—	—	—	—	—	—	(154)	(154)
Net income	—	—	—	—	—	375	—	375
Balance at March 31, 2020	252.1	$1	20.7	$(868)	$4,196	$(3,133)	$2,523	$2,719
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income	$571	$603
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	236	233
Share-based compensation expense	32	29
Non-cash interest expense	8	17
Amortization of debt issuance costs, premium and discount	20	32
Reduction of right-of-use assets	85	96
Loss on modification or extinguishment of debt	55	1
Total losses (gains) on derivatives, net	74	(459)
Net cash provided by settlement of derivative instruments	5	91
Impairment expense and loss on disposal of assets	—	5
Impairment or loss (income) on equity method investments	(7)	1
Deferred taxes	87	129
Other	1	—
Changes in operating assets and liabilities:
Accounts and other receivables, net	(3)	23
Inventory	(16)	74
Other current assets	(1)	13
Accounts payable and accrued liabilities	52	(176)
Deferred revenue	(36)	(67)
Operating lease liabilities	(86)	(90)
Other, net	(11)	19
Net cash provided by operating activities	1,066	574

Cash flows from investing activities
Property, plant and equipment, net	(190)	(556)
Investment in equity method investment	—	(90)
Other	(10)	(8)
Net cash used in investing activities	(200)	(654)

Cash flows from financing activities
Proceeds from issuances of debt	1,800	596
Repayments of debt	(2,088)	(300)
Debt issuance and other financing costs	(19)	(33)
Debt modification or extinguishment costs	(40)	—
Distributions to non-controlling interest	(160)	(154)
Payments related to tax withholdings for share-based compensation	(42)	(39)
Repurchase of common stock	—	(155)
Other	4	—
Net cash used in financing activities	(545)	(85)

Net increase (decrease) in cash, cash equivalents and restricted cash	321	(165)
Cash, cash equivalents and restricted cash—beginning of period	2,077	2,994
Cash, cash equivalents and restricted cash—end of period	$2,398	$2,829
Balances per Consolidated Balance Sheets:

March 31,
2021
Cash and cash equivalents	$1,667
Restricted cash	731
Total cash, cash equivalents and restricted cash	$2,398
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We are operating and constructing two natural gas liquefaction and export facilities at Sabine Pass and Corpus Christi. The Sabine Pass LNG terminal is located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast. Cheniere Partners, through its subsidiary SPL, is currently operating five natural gas liquefaction Trains and is constructing one additional Train that is expected to be substantially completed in the first half of 2022, for a total production capacity of approximately 30 mtpa of LNG (the “SPL Project”) at the Sabine Pass LNG terminal. The Sabine Pass LNG terminal has operational regasification facilities owned by Cheniere Partners’ subsidiary, SPLNG, that include pre-existing infrastructure of five LNG storage tanks, two marine berths and vaporizers and an additional marine berth that is under construction. Cheniere Partners also owns a 94-mile pipeline that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines (the “Creole Trail Pipeline”) through its subsidiary, CTPL. As of March 31, 2021, we owned 100% of the general partner interest and 48.6% of the limited partner interest in Cheniere Partners.

The Corpus Christi LNG terminal is located near Corpus Christi, Texas and is operated and constructed by our subsidiary, CCL. We are currently operating three Trains, including the third Train which achieved substantial completion on March 26, 2021, for a total production capacity of approximately 15 mtpa of LNG. We also operate a 23-mile natural gas supply pipeline that interconnects the Corpus Christi LNG terminal with several interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline” and together with the Trains, the “CCL Project”) through our subsidiary, CCP. The CCL Project also contains three LNG storage tanks and two marine berths.

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

We remain focused on operational excellence and customer satisfaction. Increasing demand for LNG has allowed us to expand our liquefaction infrastructure in a financially disciplined manner. We have increased available liquefaction capacity at our Liquefaction Projects as a result of debottlenecking and other optimization projects. We hold significant land positions at both the Sabine Pass LNG terminal and the Corpus Christi LNG terminal which provide opportunity for further liquefaction capacity expansion. The development of these sites or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before we make a final investment decision (“FID”).

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Cheniere have been prepared in accordance with GAAP for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2020.

Results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2021.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
this guidance on January 1, 2022 and are currently evaluating the impact of the provisions of this guidance on our Consolidated Financial Statements and related disclosures.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance primarily provides temporary optional expedients which simplify the accounting for contract modifications to existing contracts expected to arise from the market transition from LIBOR to alternative reference rates. We have various credit facilities and interest rate swaps indexed to LIBOR, as further described in Note 6—Derivative Instruments and Note 10—Debt. The optional expedients were available to be used upon issuance of this guidance but we have not yet applied the guidance because we have not yet modified any of our existing contracts for reference rate reform. Once we apply an optional expedient to a modified contract and adopt this standard, the guidance will be applied to all subsequent applicable contract modifications until December 31, 2022, at which time the optional expedients are no longer available.

NOTE 2—RESTRICTED CASH

Restricted cash consists of funds that are contractually or legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. As of March 31, 2021 and December 31, 2020, restricted cash consisted of the following (in millions):

	March 31,	December 31,
	2021	2020
Restricted cash
SPL Project	$123	$97
CCL Project	382	70
Cash held by our subsidiaries that is restricted to Cheniere	226	282
Total restricted cash	$731	$449
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

NOTE 3—ACCOUNTS AND OTHER RECEIVABLES

As of March 31, 2021 and December 31, 2020, accounts and other receivables, net consisted of the following (in millions):

	March 31,	December 31,
	2021	2020
Trade receivables
SPL and CCL	$475	$482
Cheniere Marketing	121	113
Other accounts receivable	79	52
Total accounts and other receivables, net	$675	$647

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 4—INVENTORY

As of March 31, 2021 and December 31, 2020, inventory consisted of the following (in millions):

	March 31,	December 31,
	2021	2020
Materials	$158	$150
LNG in-transit	94	88
LNG	42	27
Natural gas	18	26
Other	2	1
Total inventory	$314	$292

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2021 and December 31, 2020, property, plant and equipment, net consisted of the following (in millions):

	March 31,	December 31,
	2021	2020
LNG terminal costs
LNG terminal and interconnecting pipeline facilities	$30,560	$27,475
LNG site and related costs	324	324
LNG terminal construction-in-process	2,511	5,378
Accumulated depreciation	(3,161)	(2,935)
Total LNG terminal costs, net	30,234	30,242
Fixed assets and other
Computer and office equipment	25	25
Furniture and fixtures	20	19
Computer software	119	117
Leasehold improvements	45	45
Land	59	59
Other	25	25
Accumulated depreciation	(170)	(164)
Total fixed assets and other, net	123	126
Assets under finance lease
Tug vessels	60	60
Accumulated depreciation	(8)	(7)
Total assets under finance lease, net	52	53
Property, plant and equipment, net	$30,409	$30,421

The following table shows depreciation expense and offsets to LNG terminal costs during the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
	2021	2020
Depreciation expense	$234	$232
Offsets to LNG terminal costs (1)	191	—

(1)    We recognize offsets to LNG terminal costs related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of the respective Trains of the Liquefaction Projects during the testing phase for its construction.

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
•commodity derivatives consisting of natural gas supply contracts for the commissioning and operation of the Liquefaction Projects and potential future development of Corpus Christi Stage 3 (“Physical Liquefaction Supply Derivatives”) and associated economic hedges (“Financial Liquefaction Supply Derivatives,” and collectively with the Physical Liquefaction Supply Derivatives, the “Liquefaction Supply Derivatives”);
•physical derivatives consisting of liquified natural gas contracts in which we have contractual net settlement (“Physical LNG Trading Derivatives”) and financial derivatives to hedge the exposure to the commodity markets in which we have contractual arrangements to purchase or sell physical LNG (collectively, “LNG Trading Derivatives”); and
•foreign currency exchange (“FX”) contracts to hedge exposure to currency risk associated with both LNG Trading Derivatives and operations in countries outside of the United States (“FX Derivatives”).

We recognize our derivative instruments as either assets or liabilities and measure those instruments at fair value. None of our derivative instruments are designated as cash flow or fair value hedging instruments, and changes in fair value are recorded within our Consolidated Statements of Operations to the extent not utilized for the commissioning process.

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, which are classified as derivative assets, non-current derivative assets, derivative liabilities or non-current derivative liabilities in our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of
	March 31, 2021				December 31, 2020
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
CCH Interest Rate Derivatives liability	$—	$(114)	$—	$(114)	$—	$(140)	$—	$(140)
Liquefaction Supply Derivatives asset (liability)	7	(5)	149	151	5	(6)	241	240
LNG Trading Derivatives liability	—	(155)	(18)	(173)	(3)	(131)	—	(134)
FX Derivatives asset (liability)	—	1	—	1	—	(22)	—	(22)

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

The fair value of our Physical Liquefaction Supply Derivatives and LNG Trading Derivatives are predominantly driven by observable and unobservable market commodity prices and, as applicable to our natural gas supply contracts, our assessment of the associated events deriving fair value, including evaluating whether the respective market is available as pipeline infrastructure is developed. The fair value of our Physical Liquefaction Supply Derivatives incorporates risk premiums related to the satisfaction of conditions precedent, such as completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow. As of March 31, 2021 and December 31, 2020, some of our Physical Liquefaction

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Supply Derivatives existed within markets for which the pipeline infrastructure was under development to accommodate marketable physical gas flow.

We include our Physical LNG Trading Derivatives and a portion of our Physical Liquefaction Supply Derivatives as Level 3 within the valuation hierarchy as the fair value is developed through the use of internal models which incorporate significant unobservable inputs. In instances where observable data is unavailable, consideration is given to the assumptions that market participants would use in valuing the asset or liability. This includes assumptions about market risks, such as future prices of energy units for unobservable periods, liquidity, volatility and contract duration.

The Level 3 fair value measurements of our Physical LNG Trading Derivatives and the natural gas positions within our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives and Physical LNG Trading Derivatives as of March 31, 2021:

	Net Fair Value Asset (Liability) (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Physical Liquefaction Supply Derivatives	$149	Market approach incorporating present value techniques	Henry Hub basis spread	$(0.577) - $0.265 / $(0.014)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	127% - 215% / 160%
Physical LNG Trading Derivatives	$(18)	Market approach incorporating present value techniques	International LNG pricing spread, relative to Henry Hub or TTF, as applicable (2)	$(2.664) - $3.188 / $2.309

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Spread contemplates U.S. dollar-denominated pricing.

Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of our Physical LNG Trading Derivatives and our Physical Liquefaction Supply Derivatives.

The following table shows the changes in the fair value of our Level 3 Physical LNG Trading Derivatives and Physical Liquefaction Supply Derivatives during the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
	2021	2020
Balance, beginning of period	$241	$138
Realized and mark-to-market gains (losses):
Included in cost of sales	(129)	534
Purchases and settlements:
Purchases	(14)	1
Settlements	33	—
Transfers into Level 3, net (1)	—	1
Balance, end of period	$131	$674
Change in unrealized gains (losses) relating to instruments still held at end of period	$(129)	$534

(1)Transferred into Level 3 as a result of unobservable market for the underlying natural gas purchase agreements.

All counterparty derivative contracts provide for the unconditional right of set-off in the event of default. We have elected to report derivative assets and liabilities arising from our derivative contracts with the same counterparty on a net basis. The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments in instances when our derivative instruments are in an asset position. Additionally, counterparties are at risk that we will be unable to meet our commitments in instances where our derivative instruments are in a liability position. We

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
incorporate both our own nonperformance risk and the respective counterparty’s nonperformance risk in fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of any applicable credit enhancements, such as collateral postings, set-off rights and guarantees.

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

As of March 31, 2021, we had the following Interest Rate Derivatives outstanding:

	Notional Amounts
	March 31, 2021	December 31, 2020	Latest Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
CCH Interest Rate Derivatives	$4.6 billion	$4.6 billion	May 31, 2022	2.30%	One-month LIBOR

The following table shows the gain (loss) from changes in the fair value and settlements of our Interest Rate Derivatives recorded in interest rate derivative gain (loss), net on our Consolidated Statements of Operations during the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
	2021	2020
CCH Interest Rate Derivatives	$1	$(123)
CCH Interest Rate Forward Start Derivatives	—	(85)

Commodity Derivatives

SPL, CCL and CCL Stage III have entered into physical natural gas supply contracts and associated economic hedges to purchase natural gas for the commissioning and operation of the Liquefaction Projects and potential future development of Corpus Christi Stage 3, respectively, which are primarily indexed to the natural gas market and international LNG indices. The remaining terms of the index-based physical natural gas supply contracts range up to approximately 15 years, some of which commence upon the satisfaction of certain events or states of affairs. The terms of the Financial Liquefaction Supply Derivatives range up to approximately three years.

Commencing in first quarter of 2021, we have, on occasion, entered into physical LNG transactions that provide for contractual net settlement. Such transactions are accounted for as LNG Trading Derivatives, and are designed to economically hedge exposure to the commodity markets in which we sell LNG. We have entered into, and may from time to time enter into, financial LNG Trading Derivatives in the form of swaps, forwards, options or futures. The terms of LNG Trading Derivatives range up to approximately two years.

The following table shows the notional amounts of our Liquefaction Supply Derivatives and LNG Trading Derivatives (collectively, “Commodity Derivatives”):

	March 31, 2021		December 31, 2020
	Liquefaction Supply Derivatives	LNG Trading Derivatives	Liquefaction Supply Derivatives	LNG Trading Derivatives
Notional amount, net (in TBtu) (1)	10,510	19	10,483	20

(1)    Includes notional amounts for natural gas supply contracts that SPL and CCL have with related parties. See Note 13—Related Party Transactions.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the gain (loss) from changes in the fair value, settlements and location of our Commodity Derivatives recorded on our Consolidated Statements of Operations during the three months ended March 31, 2021 and 2020 (in millions):

	Consolidated Statements of Operations Location (1)	Three Months Ended March 31,
		2021	2020
LNG Trading Derivatives	LNG revenues	$(62)	$140
LNG Trading Derivatives	Cost of sales	28	(34)
Liquefaction Supply Derivatives (2)	LNG revenues	1	(1)
Liquefaction Supply Derivatives (2)	Cost of sales	(63)	537

(1)    Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.
(2)    Does not include the realized value associated with derivative instruments that settle through physical delivery.

FX Derivatives

Cheniere Marketing has entered into FX Derivatives to protect against the volatility in future cash flows attributable to changes in international currency exchange rates. The FX Derivatives economically hedge the foreign currency exposure arising from cash flows expended for both physical and financial LNG transactions. The terms of FX Derivatives range up to approximately one year.

The total notional amount of our FX Derivatives was $420 million and $786 million as of March 31, 2021 and December 31, 2020, respectively.

The following table shows the gain from changes in the fair value, settlements and location of our FX Derivatives recorded on our Consolidated Statements of Operations during the three months ended March 31, 2021 and 2020 (in millions):

		Three Months Ended March 31,
	Consolidated Statements of Operations Location	2021	2020
FX Derivatives	LNG revenues	$21	$25

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Fair Value and Location of Derivative Assets and Liabilities on the Consolidated Balance Sheets

The following table shows the fair value and location of our derivative instruments on our Consolidated Balance Sheets (in millions):

	March 31, 2021
	CCH Interest Rate Derivatives	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives (2)	FX Derivatives	Total
Consolidated Balance Sheets Location
Derivative assets	$—	$47	$11	$9	$67
Non-current derivative assets	—	306	—	—	306
Total derivative assets	—	353	11	9	373

Derivative liabilities	(98)	(52)	(184)	(8)	(342)
Non-current derivative liabilities	(16)	(150)	—	—	(166)
Total derivative liabilities	(114)	(202)	(184)	(8)	(508)

Derivative asset (liability), net	$(114)	$151	$(173)	$1	$(135)

	December 31, 2020
	CCH Interest Rate Derivatives	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives (2)	FX Derivatives	Total
Consolidated Balance Sheets Location
Derivative assets	$—	$27	$—	$5	$32
Non-current derivative assets	—	376	—	—	376
Total derivative assets	—	403	—	5	408

Derivative liabilities	(100)	(54)	(134)	(25)	(313)
Non-current derivative liabilities	(40)	(109)	—	(2)	(151)
Total derivative liabilities	(140)	(163)	(134)	(27)	(464)

Derivative asset (liability), net	$(140)	$240	$(134)	$(22)	$(56)

(1)    Does not include collateral posted with counterparties by us of $11 million and $9 million, which are included in other current assets in our Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, respectively. Includes derivative assets for natural gas supply contracts that SPL and CCL have with related parties. See Note 13—Related Party Transactions.
(2)    Does not include collateral posted with counterparties by us of $17 million and $7 million, which are included in other current assets in our Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, respectively.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Consolidated Balance Sheets Presentation

Our derivative instruments are presented on a net basis on our Consolidated Balance Sheets as described above. The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions):

	CCH Interest Rate Derivatives	Liquefaction Supply Derivatives	LNG Trading Derivatives	FX Derivatives

As of March 31, 2021
Gross assets	$—	$430	$15	$14
Offsetting amounts	—	(77)	(4)	(5)
Net assets	$—	$353	$11	$9

Gross liabilities	$(114)	$(224)	$(207)	$(28)
Offsetting amounts	—	22	23	20
Net liabilities	$(114)	$(202)	$(184)	$(8)

As of December 31, 2020
Gross assets	$—	$452	$—	$6
Offsetting amounts	—	(49)	—	(1)
Net assets	$—	$403	$—	$5

Gross liabilities	$(140)	$(184)	$(163)	$(62)
Offsetting amounts	—	21	29	35
Net liabilities	$(140)	$(163)	$(134)	$(27)

NOTE 7—OTHER NON-CURRENT ASSETS

As of March 31, 2021 and December 31, 2020, other non-current assets, net consisted of the following (in millions):

	March 31,	December 31,
	2021	2020
Contract assets, net	$90	$80
Advances made to municipalities for water system enhancements	83	84
Equity method investments	87	81
Advances and other asset conveyances to third parties to support LNG terminals	70	60
Debt issuance costs and debt discount, net	38	42
Advances made under EPC and non-EPC contracts	26	9
Advance tax-related payments and receivables	20	20
Other	32	30
Total other non-current assets, net	$446	$406
Equity Method Investments

As of March 31, 2021, our equity method investment consists of our interest in Midship Holdings, LLC (“Midship Holdings”), which manages the business and affairs of Midship Pipeline Company, LLC (“Midship Pipeline”). Midship Pipeline is currently operating an approximately 200-mile natural gas pipeline project (the “Midship Project”) that connects production in the Anadarko Basin to Gulf Coast markets. The Midship Project commenced operations in April 2020.

Our investment in Midship Holdings, net of impairment losses, was $87 million and $80 million as of March 31, 2021 and December 31, 2020, respectively.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 8—NON-CONTROLLING INTEREST AND VARIABLE INTEREST ENTITY

We own a 48.6% limited partner interest in Cheniere Partners in the form of 239.9 million common units, with the remaining non-controlling limited partner interest held by The Blackstone Group Inc., Brookfield Asset Management Inc. and the public. We also own 100% of the general partner interest and the incentive distribution rights in Cheniere Partners. Cheniere Partners is accounted for as a consolidated VIE. See Note 9—Non-Controlling Interest and Variable Interest Entity of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the fiscal year ended December 31, 2020 for further information.

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

	March 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$1,219	$1,210
Restricted cash	123	97
Accounts and other receivables, net	373	318
Other current assets	178	182
Total current assets	1,893	1,807

Property, plant and equipment, net	16,734	16,723
Other non-current assets, net	299	287
Total assets	$18,926	18,817

LIABILITIES
Current liabilities
Accrued liabilities	$704	658
Current debt	850	—
Other current liabilities	149	171
Total current liabilities	1,703	829

Long-term debt, net	16,732	17,580
Other non-current liabilities	131	126
Total liabilities	$18,566	$18,535

NOTE 9—ACCRUED LIABILITIES

As of March 31, 2021 and December 31, 2020, accrued liabilities consisted of the following (in millions):

	March 31,	December 31,
	2021	2020
Interest costs and related debt fees	$390	$245
Accrued natural gas purchases	599	576
LNG terminals and related pipeline costs	162	147
Compensation and benefits	44	123
Accrued LNG inventory	3	4
Other accrued liabilities	65	80
Total accrued liabilities	$1,263	$1,175

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 10—DEBT

As of March 31, 2021 and December 31, 2020, our debt consisted of the following (in millions):

	March 31,	December 31,
	2021	2020
Long-term debt:
SPL — 4.200% to 6.25% senior secured notes due between March 2022 and September 2037 and working capital facility (“2020 SPL Working Capital Facility”)	$12,797	$13,650
Cheniere Partners — 4.000% to 5.625% senior notes due between October 2025 and March 2031 and credit facilities (“2019 CQP Credit Facilities”)	4,100	4,100
CCH — 3.52% to 7.000% senior secured notes due between June 2024 and December 2039 and CCH Credit Facility	10,195	10,217
Cheniere — 4.625% senior secured notes due October 2028 (the “2028 Cheniere Senior Secured Notes”), convertible notes, revolving credit facility (“Cheniere Revolving Credit Facility”) and term loan facility (“Cheniere Term Loan Facility”)	2,997	3,145
Unamortized premium, discount and debt issuance costs, net	(624)	(641)
Total long-term debt, net	29,465	30,471

Current debt:
SPL — current portion of 6.25% senior secured notes due March 2022 (“2022 SPL Senior Notes”) (1)	853	—
CCH — $1.2 billion CCH working capital facility (“CCH Working Capital Facility”) and current portion of CCH Credit Facility	153	271
Cheniere Marketing — trade finance facilities	—	—
Cheniere — current portion of 4.875% convertible unsecured notes due May 2021 (“2021 Cheniere Convertible Unsecured Notes”) (2)	104	104
Unamortized premium, discount and debt issuance costs, net	(5)	(3)
Total current debt	1,105	372

Total debt, net	$30,570	$30,843

(1)$147 million of the 2022 SPL Senior Notes is categorized as long-term debt because the proceeds from the expected sale of approximately $147 million aggregate principal amount of 2.95% Senior Secured Notes due 2037, expected to be issued in the second half of 2021 pursuant to a note purchase agreement entered into by SPL in February 2021, are expected to be used to refinance a portion of 2022 SPL Senior Notes.
(2)$372 million of the 2021 Cheniere Convertible Unsecured Notes is categorized as long-term debt because the remaining available commitments under the Cheniere Term Loan Facility are expected to be used to repay and/or repurchase a portion of the remaining outstanding principal amount of the 2021 Cheniere Convertible Unsecured Notes.

Issuances and Redemptions

The following table shows the issuances and redemptions of long-term debt during the three months ended March 31, 2021 (in millions):

Issuances	Principal Amount Issued
CQP — 4.000% Senior Notes due 2031 (the “2031 CQP Senior Notes”) (1)	$1,500

Redemptions	Amount Redeemed
CQP — 5.250% Senior Notes due 2025 (the “2025 CQP Senior Notes”) (1)	$1,500
Cheniere — Cheniere Term Loan Facility	148
Three Months Ended March 31, 2021 total	$1,648

(1)Proceeds of the 2031 CQP Senior Notes, together with cash on hand, were used to redeem all of CQP’s outstanding 2025 CQP Senior Notes, resulting in the recognition of debt extinguishment costs of $54 million for the three months ended March 31, 2021 relating to the payment of early redemption fees and write off of unamortized debt premium and issuance costs.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Credit Facilities and Delayed Draw Term Loan

Below is a summary of our credit facilities and delayed draw term loan facility outstanding as of March 31, 2021 (in millions):

	2020 SPL Working Capital Facility (1)	2019 CQP Credit Facilities	CCH Credit Facility	CCH Working Capital Facility	Cheniere Revolving Credit Facility	Cheniere Term Loan Facility (2)
Original facility size	$1,200	$1,500	$8,404	$350	$750	$2,620
Incremental commitments	—	—	1,566	850	500	75
Less:
Outstanding balance	—	—	2,627	—	—	—
Commitments prepaid or terminated	—	750	7,343	—	—	2,323
Letters of credit issued	413	—	—	293	—	—
Available commitment	$787	$750	$—	$907	$1,250	$372

Priority ranking	Senior secured	Senior secured	Senior secured	Senior secured	Senior secured	Senior secured
Interest rate on available balance	LIBOR plus 1.125% - 1.750% or base rate plus 0.125% - 0.750%	LIBOR plus 1.25% - 2.125% or base rate plus 0.25% - 1.125%	LIBOR plus 1.75% or base rate plus 0.75%	LIBOR plus 1.25% - 1.75% or base rate plus 0.25% - 0.75%	LIBOR plus 1.75% - 2.50% or base rate plus 0.75% - 1.50%	(3)
Weighted average interest rate of outstanding balance	n/a	n/a	1.86%	n/a	n/a	n/a
Maturity date	March 19, 2025	May 29, 2024	June 30, 2024	June 29, 2023	December 13, 2022	June 18, 2023

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
(2)Borrowings under the Cheniere Term Loan Facility are subject to customary conditions precedent. The remaining commitments under the Cheniere Term Loan Facility are expected to be used to repay and/or repurchase a portion of the remaining principal amount of the 2021 Cheniere Convertible Unsecured Notes and for the payment of related fees and expenses. We pay a commitment fee equal to 30% of the margin for LIBOR loans multiplied by the average daily amount of undrawn commitments. If the Cheniere Term Loan Facility is still outstanding on the first anniversary of the Closing Date, as defined by the credit agreement, we will pay duration fees in an amount equal to 0.25% of the aggregate amount of commitments as of July 10, 2020, which was the date the loans were first borrowed under the Cheniere Term Loan Facility (the “Payment Date”). Furthermore, if the Cheniere Term Loan Facility is still outstanding on the second anniversary of the Closing Date, as defined by the credit agreement, we will pay 0.50% of the aggregate amount of commitments as of the Payment Date. Annual administrative fees must also be paid to the administrative agent for the Cheniere Term Loan Facility. Subject to customary exceptions, we are required to make mandatory prepayments with respect to the Cheniere Term Loan Facility using the net proceeds of certain events on a pro rata basis and on terms consistent with required prepayments under the Cheniere Revolving Credit Facility.
(3)LIBOR plus (1) 2.00% to 2.75% per annum in the first year, (2) 2.50% to 3.25% per annum in the second year and (3) 3.00% to 3.75% per annum in the third year until maturity, or base rate plus (1) 1.00% to 1.75% per annum in the first year, (2) 1.50% to 2.25% per annum in the second year and (3) 2.00% to 2.75% per annum in the third year until maturity.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Convertible Notes

Below is a summary of our convertible notes outstanding as of March 31, 2021 (in millions):

	2021 Cheniere Convertible Unsecured Notes	2045 Cheniere Convertible Senior Notes
Aggregate original principal	$1,000	$625
Add: interest paid-in-kind	320	—
Less: aggregate principal redeemed	(844)	—
Aggregate remaining principal	$476	$625

Debt component, net of discount and debt issuance costs	$473	$318
Equity component	$201	$194
Interest payment method	Paid-in-kind	Cash
Conversion by us (1)	—	(2)
Conversion by holders (1)	(3)	(4)
Conversion basis	Cash and/or stock	Cash and/or stock
Conversion value in excess of principal	$—	$—
Maturity date	May 28, 2021	March 15, 2045
Contractual interest rate	4.875%	4.25%
Effective interest rate (5)	8.1%	9.4%
Remaining debt discount and debt issuance costs amortization period (6)	0.2 years	24.0 years

(1)Conversion is subject to various limitations and conditions, which have not been met as of the balance sheet date.
(2)Redeemable at any time at a redemption price payable in cash equal to the accreted amount of the $625 million aggregate principal amount of 4.25% Convertible Senior Notes due 2045 (the “2045 Cheniere Convertible Senior Notes”) to be redeemed, plus accrued and unpaid interest, if any, to such redemption date.
(3)Initially convertible at $93.64 (subject to adjustment upon the occurrence of certain specified events, which have not been met as of the balance sheet date), provided that the closing price of our common stock is greater than or equal to the conversion price on the conversion date.
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

As of March 31, 2021, each of our issuers was in compliance with all covenants related to their respective debt agreements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Interest Expense

Total interest expense, net of capitalized interest, including interest expense related to our convertible notes, consisted of the following (in millions):

	Three Months Ended March 31,
	2021	2020
Interest cost on convertible notes:
Interest per contractual rate	$12	$63
Amortization of debt discount	5	14
Amortization of debt issuance costs	—	3
Total interest cost related to convertible notes	17	80
Interest cost on debt and finance leases excluding convertible notes	400	391
Total interest cost	417	471
Capitalized interest	(61)	(59)
Total interest expense, net of capitalized interest	$356	$412

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our debt (in millions):

	March 31, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes — Level 2 (1)	$24,700	$27,229	$24,700	$27,897
Senior notes — Level 3 (2)	2,771	3,129	2,771	3,423
Credit facilities (3)	2,627	2,627	2,915	2,915
2021 Cheniere Convertible Unsecured Notes (2)	476	484	476	480
2045 Cheniere Convertible Senior Notes (4)	625	522	625	496

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 11—LEASES

Our leased assets consist primarily of (1) LNG vessel time charters (“vessel charters”), (2) tug vessels, (3) office space and facilities and (4) land sites, all of which are classified as operating leases except for our tug vessels supporting the Corpus Christi LNG terminal, which are classified as finance leases.

The following table shows the classification and location of our right-of-use assets and lease liabilities on our Consolidated Balance Sheets (in millions):

		March 31,	December 31,
	Consolidated Balance Sheets Location	2021	2020
Right-of-use assets—Operating	Operating lease assets	$1,181	$759
Right-of-use assets—Financing	Property, plant and equipment, net	52	53
Total right-of-use assets		$1,233	$812

Current operating lease liabilities	Current operating lease liabilities	$251	$161
Current finance lease liabilities	Other current liabilities	2	2
Non-current operating lease liabilities	Non-current operating lease liabilities	928	597
Non-current finance lease liabilities	Non-current finance lease liabilities	57	$57
Total lease liabilities		$1,238	$817

The following table shows the classification and location of our lease costs on our Consolidated Statements of Operations (in millions):

	Consolidated Statements of Operations Location	Three Months Ended March 31,
		2021	2020
Operating lease cost (a)	Operating costs and expenses (1)	$151	$141
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	1	1
Interest on lease liabilities	Interest expense, net of capitalized interest	2	2
Total lease cost		$154	$144

(a) Included in operating lease cost:
Short-term lease costs		$51	$35
Variable lease costs		2	5

(1)    Presented in cost of sales, operating and maintenance expense or selling, general and administrative expense consistent with the nature of the asset under lease.

Future annual minimum lease payments for operating and finance leases as of March 31, 2021 are as follows (in millions):

Years Ending December 31,	Operating Leases (1)	Finance Leases
2021	$233	$8
2022	253	10
2023	214	10
2024	192	10
2025	163	10
Thereafter	342	127
Total lease payments	1,397	175
Less: Interest	(218)	(116)
Present value of lease liabilities	$1,179	$59

(1)    Does not include $1.1 billion of legally binding minimum lease payments primarily for vessel charters which were executed as of March 31, 2021 but will commence in future period primarily in the next year and have fixed minimum lease terms of up to seven years.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the weighted-average remaining lease term and the weighted-average discount rate for our operating leases and finance leases:

	March 31, 2021		December 31, 2020
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	7.2	17.4	8.2	17.7
Weighted-average discount rate (1)	4.5%	16.2%	5.4%	16.2%

(1)The finance leases commenced prior to the adoption of the current leasing standard under GAAP. In accordance with previous accounting guidance, the implied rate is based on the fair value of the underlying assets.

The following table includes other quantitative information for our operating and finance leases (in millions):

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$97	$94
Operating cash flows from finance leases	2	2
Right-of-use assets obtained in exchange for operating lease liabilities	507	8

LNG Vessel Subcharters

From time to time, we sublease certain LNG vessels under charter to third parties while retaining our existing obligation to the original lessor. As of both March 31, 2021 and December 31, 2020, we did not have any future minimum sublease payments to be received from LNG vessel subcharters. The following table shows the sublease income recognized in other revenues on our Consolidated Statements of Operations (in millions):

	Three Months Ended March 31,
	2021	2020
Fixed income	$3	$37
Variable income	1	15
Total sublease income	$4	$52

NOTE 12—REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue earned from contracts with customers during the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
	2021	2020
LNG revenues (1)	$3,039	$2,404
Regasification revenues	67	67
Other revenues	20	22
Total revenues from customers	3,126	2,493
Net derivative gain (loss) (2)	(40)	164
Other (3)	4	52
Total revenues	$3,090	$2,709

(1)    LNG revenues include revenues for LNG cargoes in which our customers exercised their contractual right to not take delivery but remained obligated to pay fixed fees irrespective of such election. During the three months ended March 31, 2020, we recognized $53 million in LNG revenues associated with LNG cargoes for which customers notified us that they would not take delivery, which would have been recognized subsequent to March 31, 2020 had the cargoes been lifted pursuant to the delivery schedules with the customers. We did not have such revenues during the three months ended March 31, 2021. Revenue is generally recognized upon receipt of irrevocable notice that a customer will not take delivery because our customers have no contractual right to take delivery of such LNG cargo in future periods and our performance obligations with respect to such LNG cargo have been satisfied.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
(2)    See Note 6—Derivative Instruments for additional information about our derivatives.
(3)    Includes revenues from LNG vessel subcharters. See Note 11—Leases for additional information about our subleases.

Contract Assets and Liabilities

The following table shows our contract assets, net, which are classified as other current assets and other non-current assets, net on our Consolidated Balance Sheets (in millions):

	March 31,	December 31,
	2021	2020
Contract assets, net	$94	$80

Contract assets represent our right to consideration for transferring goods or services to the customer under the terms of a sales contract when the associated consideration is not yet due. Changes in contract assets during the three months ended March 31, 2021 were primarily attributable to revenue recognized due to the delivery of LNG under certain SPAs for which the associated consideration was not yet due.

The following table reflects the changes in our contract liabilities, which we classify as deferred revenue on our Consolidated Balance Sheets (in millions):

Three Months Ended March 31, 2021
Deferred revenues, beginning of period	$138
Cash received but not yet recognized in revenue	102
Revenue recognized from prior period deferral	(138)
Deferred revenues, end of period	$102

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$101.2	10	$102.3	10
Regasification revenues	2.1	5	2.1	5
Total revenues	$103.3		$104.4

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
(2)The table above excludes substantially all variable consideration under our SPAs and TUAs. We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Approximately 51% and 42% of our LNG revenues from contracts included in the table above during the three months ended March 31, 2021 and 2020, respectively, were related to variable consideration received from customers. During each of the three months ended March 31, 2021 and 2020, approximately 3% of our regasification revenues were related to variable consideration received from customers.

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

NOTE 13—RELATED PARTY TRANSACTIONS

Natural Gas Supply Agreements

SPL and CCL are party to natural gas supply agreements with related parties in the ordinary course of business, to obtain a fixed minimum daily volume of feed gas for the operation of the Liquefaction Projects. These related parties are partially owned by The Blackstone Group Inc., who also partially owns Cheniere Partners’ limited partner interests.

SPL Natural Gas Supply Agreement

The term of the SPL agreement is for five years, which can commence no earlier than November 1, 2021 and no later than November 1, 2022, following the achievement of contractually-defined conditions precedent. As of both March 31, 2021 and December 31, 2020, the notional amount for this agreement was 91 TBtu and had a fair value of zero.

CCL Natural Gas Supply Agreement

The term of the CCL agreement extends through March 2022. Under this agreement, CCL recorded $13 million in accrued liabilities, as of both March 31, 2021 and December 31, 2020.

The Liquefaction Supply Derivatives related to this agreement are recorded on our Consolidated Balance Sheets as follows (in millions, except notional amount):

	March 31,	December 31,
	2021	2020
Derivative assets	$5	$3
Non-current derivative assets	—	1

Notional amount (in TBtu)	55	60

We recorded the following amounts on our Consolidated Statements of Operations during the three months ended March 31, 2021 and 2020 related to this agreement (in millions):

	Three Months Ended March 31,
	2021	2020
Cost of sales (a)	$35	$23

(a) Included in costs of sales:
Liquefaction Supply Derivative gain	$1	$1

Natural Gas Transportation and Storage Agreements

SPL is party to various natural gas transportation and storage agreements and CTPL is party to an operational balancing agreement with a related party in the ordinary course of business for the operation of the SPL Project, with initial primary terms of up to 10 years with extension rights. This related party is partially owned by Brookfield Asset Management, Inc., who acquired a portion of Cheniere Partners’ limited partner interests in September 2020. We recorded operating and maintenance

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
expense of $10 million in the three months ended March 31, 2021 and accrued liabilities of $3 million and $4 million as of March 31, 2021 and December 31, 2020, respectively, with this related party.

Operation and Maintenance Service Agreements

Cheniere LNG O&M Services, LLC (“O&M Services”), our wholly owned subsidiary, provides the development, construction, operation and maintenance services to Midship Pipeline pursuant to agreements in which O&M Services receives an agreed upon fee and reimbursement of costs incurred. O&M Services recorded $2 million and $3 million in the three months ended March 31, 2021 and 2020, respectively, of other revenues and $1 million and $2 million of accounts receivable as of March 31, 2021 and December 31, 2020, respectively, for services provided to Midship Pipeline under these agreements.

NOTE 14—INCOME TAXES

We recorded an income tax provision of $89 million and $131 million during the three months ended March 31, 2021 and 2020, respectively. The effective tax rate for the three months ended March 31, 2021 was 13.5%, which was lower than the 21% federal statutory tax rate primarily due to income allocated to non-controlling interest that is not taxable to Cheniere. The effective tax rate for the three months ended March 31, 2020 was 17.8%, which was lower than the 21% federal statutory tax rate primarily due to income allocated to non-controlling interest that is not taxable to Cheniere, partially offset by a one-time discrete event related to an internal restructuring. The discrete item resulted in expense of $38 million for the three months ended March 31, 2020.

NOTE 15—SHARE-BASED COMPENSATION

We have granted restricted stock shares, restricted stock units, performance stock units and phantom units to employees and non-employee directors under the 2011 Incentive Plan, as amended (the “2011 Plan”) and the 2020 Incentive Plan. For the three months ended March 31, 2021, we granted 1.5 million restricted stock units and 0.3 million performance stock units at target performance under the 2020 Plan to certain employees. Additionally, 0.2 million incremental shares of our common stock were issued based on performance results from previously-granted performance stock unit awards.

Restricted stock units are stock awards that vest over a service period of three years and entitle the holder to receive shares of our common stock upon vesting, subject to restrictions on transfer and to a risk of forfeiture if the recipient terminates employment with us prior to the lapse of the restrictions. Performance stock units provide for cliff vesting after a period of three years with payouts based on metrics dependent upon market and performance achieved over the defined performance period compared to pre-established performance targets. The settlement amounts of the awards are based on market and performance metrics which include cumulative distributable cash flow per share, and in certain circumstances, absolute total shareholder return (“ATSR”) of our common stock. Where applicable, the compensation for performance stock units is based on fair value assigned to the market metric of ATSR using a Monte Carlo model upon grant, which remains constant through the vesting period, and a performance metric, which will vary due to changing estimates regarding the expected achievement of the performance metric of cumulative distributable cash flow per share. The number of shares that may be earned at the end of the vesting period ranges from 0% up to 300% of the target award amount. Both restricted stock units and performance stock units will be settled in Cheniere common stock (on a one-for-one basis) and are classified as equity awards, however, a portion of the performance stock units granted in 2021 will partially settle in cash, subject to individual limits. The portion of performance stock units expected to settle in Cheniere common stock (on a one-for-one basis) are classified as equity awards and the portion of performance stock units expected to settle in cash are classified as liability awards.

Total share-based compensation consisted of the following (in millions):

	Three Months Ended March 31,
	2021	2020
Share-based compensation costs, pre-tax:
Equity awards	$33	$30
Liability awards	1	—
Total share-based compensation	34	30
Capitalized share-based compensation	(2)	(1)
Total share-based compensation expense	$32	$29
Tax benefit associated with share-based compensation expense	$25	$18

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 16—NET INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

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

The following table reconciles basic and diluted weighted average common shares outstanding for the three months ended March 31, 2021 and 2020 (in millions, except per share data):

	Three Months Ended March 31,
	2021	2020
Weighted average common shares outstanding:
Basic	252.9	253.0
Dilutive unvested stock	1.5	1.1
Dilutive convertible securities	4.5	45.5
Diluted	258.9	299.6

Basic net income per share attributable to common stockholders	$1.56	$1.48
Diluted net income per share attributable to common stockholders	$1.54	$1.43

Potentially dilutive securities that were not included in the diluted net income per share computations because their effects would have been anti-dilutive were as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Unvested stock (1)	1.9	2.1
Convertible notes
2021 Cheniere Convertible Unsecured Notes (2)	—	—
11% Convertible Senior Secured Notes due 2025 (“2025 CCH HoldCo II Convertible Senior Notes”) (3)	—	—
2045 Cheniere Convertible Senior Notes	—	—
Total potentially dilutive common shares	1.9	2.1

(1)Does not include 0.5 million shares and 0.7 million shares for the three months ended March 31, 2021 and 2020, respectively, of unvested stock because the performance conditions had not yet been satisfied as of the respective dates.
(2)Since we have the intent and ability to settle the remaining outstanding principal amount of the 2021 Cheniere Convertible Unsecured Notes in cash and the excess conversion premium (the “conversion spread”) in either cash or shares, the treasury stock method was applied for calculating any potential dilutive effect of the conversion spread on net income per share for the three months ended March 31, 2021. However, since the average market price of our common stock did not exceed the conversion price of our 2021 Cheniere Convertible Unsecured Notes, the conversion spread was excluded from the computation of diluted net income per share for the three months ended March 31, 2021.
(3)Since we redeemed the remaining principal amount of the 2025 CCH HoldCo II Convertible Senior Notes and the related premium in cash in July 2020, the 2025 CCH HoldCo II Convertible Senior Notes were not included in the computation of diluted net income per share for the three months ended March 31, 2021.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 17—COMMITMENTS AND CONTINGENCIES

We have various contractual obligations which are recorded as liabilities in our Consolidated Financial Statements. Other items, such as certain purchase commitments and other executed contracts which do not meet the definition of a liability as of March 31, 2021, are not recognized as liabilities but require disclosures in our Consolidated Financial Statements.

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

NOTE 18—CUSTOMER CONCENTRATION

The following table shows external customers with revenues of 10% or greater of total revenues from external customers and external customers with accounts receivable, net and contract assets, net balances of 10% or greater of total accounts receivable, net and contract assets, net from external customers:

	Percentage of Total Revenues from External Customers		Percentage of Accounts Receivable, Net and Contract Assets, Net from External Customers
	Three Months Ended March 31,		March 31,	December 31,
	2021	2020	2021	2020
Customer A	15%	20%	11%	14%
Customer B	12%	12%	11%	12%
Customer C	13%	12%	12%	*
Customer D	*	14%	*	*

* Less than 10%

NOTE 19—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Three Months Ended March 31,
	2021	2020
Cash paid during the period for interest on debt, net of amounts capitalized	$211	$295
Cash paid for income taxes, net of refunds	—	1

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities was $360 million and $255 million as of March 31, 2021 and 2020 , respectively.

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
All of these types of statements, other than statements of historical or present facts or conditions, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “achieve,” “anticipate,” “believe,” “contemplate,” “continue,” “estimate,” “expect,” “intend,” “plan,” “potential,” “predict,” “project,” “pursue,” “target,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this quarterly report and in the other reports and other information that we file with the SEC, including those discussed under “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2020. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to update or revise any forward-looking statement or provide reasons why actual results may differ, whether as a result of new information, future events or otherwise.

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
•Results of Operations
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Summary of Critical Accounting Estimates
•Recent Accounting Standards

Overview of Business

Cheniere, a Delaware corporation, is a Houston-based energy infrastructure company primarily engaged in LNG-related businesses. We provide clean, secure and affordable LNG to integrated energy companies, utilities and energy trading companies around the world. We aspire to conduct our business in a safe and responsible manner, delivering a reliable, competitive and integrated source of LNG to our customers. We own and operate the Sabine Pass LNG terminal in Louisiana, one of the largest LNG production facilities in the world, through our ownership interest in and management agreements with Cheniere Partners, which is a publicly traded limited partnership that we created in 2007. As of March 31, 2021, we owned 100% of the general partner interest and 48.6% of the limited partner interest in Cheniere Partners. We also own and operate the Corpus Christi LNG terminal in Texas, which is wholly owned by us.

The Sabine Pass LNG terminal is located in Cameron Parish, Louisiana, on the Sabine-Neches Waterway less than four miles from the Gulf Coast. Cheniere Partners, through its subsidiary SPL, is currently operating five natural gas liquefaction Trains and is constructing one additional Train that is expected to be substantially completed in the first half of 2022, for a total production capacity of approximately 30 mtpa of LNG (the “SPL Project”) at the Sabine Pass LNG terminal. The Sabine Pass LNG terminal has operational regasification facilities owned by Cheniere Partners’ subsidiary, SPLNG, that include pre-existing infrastructure of five LNG storage tanks with aggregate capacity of approximately 17 Bcfe, two existing marine berths and one under construction that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters and vaporizers with regasification capacity of approximately 4 Bcf/d. Cheniere Partners also owns a 94-mile pipeline through its subsidiary, CTPL, that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines.

We also own the Corpus Christi LNG terminal near Corpus Christi, Texas, and are currently operating three Trains, including the third Train which achieved substantial completion on March 26, 2021, with a total production capacity of approximately 15 mtpa of LNG. Additionally, we are operating a 23-mile natural gas supply pipeline that interconnects the Corpus Christi LNG terminal with several interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline” and together with the Trains, the “CCL Project”) through our subsidiaries CCL and CCP, respectively. The CCL Project also contains three LNG storage tanks with aggregate capacity of approximately 10 Bcfe and two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters.

We have contracted approximately 85% of the total production capacity from the SPL Project and the CCL Project (collectively, the “Liquefaction Projects”) on a term basis, with approximately 18 years of average remaining life as of March 31, 2021. This includes volumes contracted under SPAs in which the customers are required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, as well as volumes contracted under integrated production marketing (“IPM”) gas supply agreements.

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

We remain focused on operational excellence and customer satisfaction. Increasing demand for LNG has allowed us to expand our liquefaction infrastructure in a financially disciplined manner. We have increased available liquefaction capacity at our Liquefaction Projects as a result of debottlenecking and other optimization projects. We hold significant land positions at both the Sabine Pass LNG terminal and the Corpus Christi LNG terminal which provide opportunity for further liquefaction capacity expansion. The development of these sites or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before we can make a final investment decision (“FID”).

Overview of Significant Events

Our significant events since January 1, 2021 and through the filing date of this Form 10-Q include the following:
Operational
•As of April 30, 2021, more than 1,525 cumulative LNG cargoes totaling approximately 105 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Projects.
•On March 26, 2021, substantial completion of Train 3 of the CCL Project was achieved.
Financial
•We completed the following financing transactions:
◦In February 2021, SPL entered into a note purchase agreement for the sale of approximately $147 million aggregate principal amount of 2.95% Senior Secured Notes due 2037 (the “2.95% SPL 2037 Senior Secured Notes”) on a private placement basis. The 2.95% SPL 2037 Senior Secured Notes are expected to be issued in the second half of 2021, and the net proceeds are expected to be used to refinance a portion of SPL’s outstanding Senior Secured Notes due 2022. The 2.95% SPL 2037 Senior Secured Notes will be fully amortizing, with a weighted average life of over 10 years.
◦In March 2021, Cheniere Partners issued an aggregate principal amount of approximately $1.5 billion of 4.000% Senior Notes due 2031 (the “2031 CQP Senior Notes”). The net proceeds of the 2031 CQP Senior Notes, along with cash on hand, were used to refinance the 5.250% Senior Notes due 2025 (the “2025 CQP Senior Notes”) and to pay fees and expenses in connection with the refinancing.
•During the three months ended March 31, 2021, in line with our previously announced capital allocation priorities, we prepaid $148 million of outstanding borrowings under Cheniere’s term loan facility (“Cheniere Term Loan Facility”) with available cash.
•In January 2021, the term commenced on Cheniere Marketing International LLP’s 25 year SPA with CPC Corporation, Taiwan.
•In February 2021, Fitch Ratings (“Fitch”) changed the outlook of SPL’s senior secured notes rating to positive from stable and the outlook of Cheniere Partners’ long-term issuer default rating and senior unsecured rating to positive from stable.

•In April 2021, S&P Global Ratings changed the outlook of Cheniere and Cheniere Partners’ ratings to positive from negative.

Results of Operations

The following charts summarize the total revenues and total LNG volumes loaded from our Liquefaction Projects (including both operational and commissioning volumes) during the three months ended March 31, 2021 and 2020:

The following table summarizes the volumes of operational and commissioning LNG cargoes that were loaded from the Liquefaction Projects, which were recognized on our Consolidated Financial Statements during the three months ended March 31, 2021:

	Three Months Ended March 31, 2021
(in TBtu)	Operational	Commissioning
Volumes loaded during the current period	448	28
Volumes loaded during the prior period but recognized during the current period	26	3
Less: volumes loaded during the current period and in transit at the end of the period	(32)	(6)
Total volumes recognized in the current period	442	25

Net income attributable to common stockholders

	Three Months Ended March 31,
(in millions, except per share data)	2021	2020	Change
Net income attributable to common stockholders	$393	$375	$18
Net income per share attributable to common stockholders—basic	1.56	1.48	0.08
Net income per share attributable to common stockholders—diluted	1.54	1.43	0.11

Net income attributable to common stockholders increased by $18 million during the three months ended March 31, 2021 from the comparable period in 2020, as increased commodity margins for the three months ended March 31, 2021 were substantially offset by a $414 million decrease in derivative-related after-tax gains attributable to common stockholders. Increases in commodity margins were primarily related to increased margins per MMBtu of LNG delivered, as well as higher than normal contributions from LNG and natural gas portfolio optimization activities due to significant volatility in LNG and natural gas markets during the three months ended March 31, 2021. Comparable period changes in derivative gains (losses) are primarily attributable to the non-recurrence of commodity-related derivative gains from the three months ended March 31, 2020, partially offset by declines in interest rate derivative losses as a result of favorable shifts in long-term forward LIBOR curves relative to our economically hedged position.

We enter into derivative instruments to manage our exposure to (1) changing interest rates, (2) commodity-related marketing and price risks and (3) foreign exchange volatility. Derivative instruments are reported at fair value on our Consolidated Financial Statements. In some cases, the underlying transactions being economically hedged are accounted for under the accrual method of accounting, whereby revenues and expenses are recognized only upon delivery, receipt or realization of the underlying transaction. Because the recognition of derivative instruments at fair value has the effect of recognizing gains or losses relating to future period exposure, use of derivative instruments may increase the volatility of our results of operations based on changes in market pricing, counterparty credit risk and other relevant factors.

Revenues

	Three Months Ended March 31,
(in millions)	2021	2020	Change
LNG revenues	$2,999	$2,568	$431
Regasification revenues	67	67	—
Other revenues	24	74	(50)
Total revenues	$3,090	$2,709	$381

Total revenues increased during the three months ended March 31, 2021 from the comparable period in 2020, primarily as a result of increased revenues per MMBtu. During the three months ended March 31, 2020, we recognized $53 million in LNG revenues associated with LNG cargoes for which customers notified us that they would not take delivery, which would have been recognized subsequent to March 31, 2020 had the cargoes been lifted pursuant to the delivery schedules with the customers. We did not have such revenues during the three months ended March 31, 2021.

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. During the three months ended March 31, 2021, we realized offsets to LNG terminal costs of $191 million, corresponding to 25 TBtu that were related to the sale of commissioning cargoes from the Liquefaction Projects. We did not realize any offsets to LNG terminal costs during the three months ended March 31, 2020.

Also included in LNG revenues are sale of certain unutilized natural gas procured for the liquefaction process and gains and losses from derivative instruments, which include the realized value associated with a portion of derivative instruments that settle through physical delivery. We recognized revenues of $65 million and $212 million during the three months ended March 31, 2021 and 2020, respectively, related to these transactions.

We expect our LNG revenues to increase in the future with Train 3 of the CCL Project now fully operational and upon Train 6 of the SPL Project becoming operational.

The following table presents the components of LNG revenues and the corresponding LNG volumes sold:

	Three Months Ended March 31,
	2021	2020
LNG revenues (in millions):
LNG from the Liquefaction Projects sold under third party long-term agreements (1)	$2,319	$1,907
LNG from the Liquefaction Projects sold by our integrated marketing function under short-term agreements	519	325
LNG procured from third parties	96	71
LNG revenues associated with cargoes not delivered per customer notification (2)	—	53
Other revenues and net derivative gains	65	212
Total LNG revenues	$2,999	$2,568

Volumes delivered as LNG revenues (in TBtu):
LNG from the Liquefaction Projects sold under third party long-term agreements (1)	381	366
LNG from the Liquefaction Projects sold by our integrated marketing function under short-term agreements	61	93
LNG procured from third parties	14	14
Total volumes delivered as LNG revenues	456	473

(1)     Long-term agreements include agreements with an initial tenure of 12 months or more.
(2)    LNG revenues include revenues with no corresponding volumes due to revenues attributable to LNG cargoes for which customers notified us that they would not take delivery.

Operating costs and expenses

	Three Months Ended March 31,
(in millions)	2021	2020	Change
Cost of sales	$1,386	$724	$662
Operating and maintenance expense	322	316	6
Development expense	1	4	(3)
Selling, general and administrative expense	81	81	—
Depreciation and amortization expense	236	233	3
Impairment expense and loss on disposal of assets	—	5	(5)
Total operating costs and expenses	$2,026	$1,363	$663

Our total operating costs and expenses increased during the three months ended March 31, 2021 from the three months ended March 31, 2020, primarily as a result of increased cost of sales.

Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Projects, to the extent those costs are not utilized for the commissioning process. Cost of sales increased during the three months ended March 31, 2021 from the comparable 2020 period, primarily due to (1) $538 million attributable to the non-recurrence of commodity-related derivative gains from the three months ended March 31, 2020 and (2) increased pricing of natural gas feedstock. Partially offsetting these increases were decreases in net costs associated with the sale of certain unutilized natural gas procured for the liquefaction process and a portion of derivative instruments that settle through physical delivery. Cost of sales also includes port and canal fees, variable transportation and storage costs, net of margins from the sale of natural gas procured for the liquefaction process and other costs to convert natural gas into LNG.
We expect our operating costs and expenses to generally increase in the future upon Train 6 of the SPL Project achieving substantial completion, although we expect certain costs will not proportionally increase with the number of operational Trains as cost efficiencies will be realized.

Other income (expense)

	Three Months Ended March 31,
(in millions)	2021	2020	Change
Interest expense, net of capitalized interest	$356	$412	$(56)
Loss on modification or extinguishment of debt	55	1	54
Interest rate derivative loss (gain), net	(1)	208	(209)
Other income, net	(6)	(9)	3
Total other expense	$404	$612	$(208)

Interest expense, net of capitalized interest, decreased during the three months ended March 31, 2021 from the comparable 2020 period as a result of lower interest costs as a result of refinancing higher cost debt. During the three months ended March 31, 2021 and 2020, we incurred $417 million and $471 million of total interest cost, respectively, of which we capitalized $61 million and $59 million, respectively, which was primarily related to interest costs incurred for the construction of the Liquefaction Projects.

Loss on modification or extinguishment of debt increased during the three months ended March 31, 2021 from the comparable period in 2020, primarily due to the recognition of $54 million of debt extinguishment costs relating to the payment of early redemption fees and premiums and write off of unamortized debt issuance costs with the redemption of the 2025 CQP Senior Notes.

Interest rate derivative loss, net decreased during the three months ended March 31, 2021 compared to the comparable 2020 period, primarily due to declines in interest rate derivative losses as a result of favorable shifts in long-term forward LIBOR curves relative to our economically hedged position and the settlement of our outstanding derivatives hedged against changes in interest rates that could impact anticipated future issuances of debt by CCH (“CCH Interest Rate Forward Start Derivatives”) in August 2020.

Income tax provision

	Three Months Ended March 31,
(in millions)	2021	2020	Change
Income before income taxes and non-controlling interest	$660	$734	$(74)
Income tax provision	(89)	(131)	42
Effective tax rate	13.5%	17.8%

The effective tax rate of 13.5% for the three months ended March 31, 2021 was lower than the 21% federal statutory tax rate primarily due to income allocated to non-controlling interest that is not taxable to Cheniere. The effective tax rate of 17.8% for the three months ended March 31, 2020 was primarily due to income allocated to non-controlling interest that is not taxable to Cheniere, partially offset by a one-time discrete event related to an internal restructuring resulting in expense of $38 million for the three months ended March 31, 2020. Our effective tax rate may continue to experience volatility prospectively due to variability in our pre-tax and taxable earnings and the proportion of such earnings attributable to non-controlling interests.

Net income attributable to non-controlling interest

	Three Months Ended March 31,
(in millions)	2021	2020	Change
Net income attributable to non-controlling interest	$178	$228	$(50)

Net income attributable to non-controlling interest decreased during the three months ended March 31, 2021 from the three months ended March 31, 2020 primarily due to a decrease in consolidated net income recognized by Cheniere Partners. The consolidated net income recognized by Cheniere Partners decreased from $435 million in the three months ended March 31, 2020 to $347 million in the three months ended March 31, 2021, primarily as a result of increased loss on the extinguishment of the 2025 CQP Senior Notes and decreased margins due to the increased pricing of natural gas feedstock, partially offset by decreased interest expense, net of capitalized interest.

Liquidity and Capital Resources

Although results are consolidated for financial reporting, SPL, Cheniere Partners, CCH Group and Cheniere operate with independent capital structures. Our capital requirements include capital and investment expenditures, repayment of long-term debt and repurchase of our shares. We expect the cash needs for at least the next twelve months will be met for each of these independent capital structures as follows:
•SPL through operating cash flows, project debt and borrowings and equity contributions from Cheniere Partners;
•Cheniere Partners through operating cash flows from SPLNG, SPL and CTPL, debt or equity offerings and borrowings;
•CCH Group through operating cash flows from CCL and CCP, project debt and borrowings and equity contributions from Cheniere; and
•Cheniere through existing unrestricted cash, debt and equity offerings by us or our subsidiaries, operating cash flows, borrowings, services fees from our subsidiaries and distributions from our investment in Cheniere Partners.

The following table provides a summary of our liquidity position at March 31, 2021 and December 31, 2020 (in millions):

	March 31,	December 31,
	2021	2020
Cash and cash equivalents (1)	$1,667	$1,628
Restricted cash designated for the following purposes:
SPL Project	123	97
CCL Project	382	70
Other	226	282
Available commitments under the following credit facilities:
$1.2 billion Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement (the “2020 SPL Working Capital Facility”)	787	787
CQP Credit Facilities executed in 2019 (“2019 CQP Credit Facilities”)	750	750
Amended and restated CCH Credit Facility (the “CCH Credit Facility”)	—	—
$1.2 billion CCH Working Capital Facility (“CCH Working Capital Facility”)	907	767
$1.25 billion Cheniere Revolving Credit Facility (“Cheniere Revolving Credit Facility”)	1,250	1,126
Cheniere Term Loan Facility	372	372

(1)    Amounts presented include balances held by our consolidated variable interest entity (“VIE”), Cheniere Partners, as discussed in Note 8—Non-controlling Interest and Variable Interest Entity of our Notes to Consolidated Financial Statements. As of both March 31, 2021 and December 31, 2020, assets of Cheniere Partners, which are included in our Consolidated Balance Sheets, included $1.2 billion of cash and cash equivalents.

Sabine Pass LNG Terminal

Liquefaction Facilities

The SPL Project is one of the largest LNG production facilities in the world. Through Cheniere Partners, we are currently operating five Trains and two marine berths at the SPL Project, and are constructing one additional Train that is expected to be substantially completed in the first half of 2022, and a third marine berth. We have achieved substantial completion of the first five Trains of the SPL Project and commenced commercial operating activities for each Train at various times starting in May 2016. The following table summarizes the project completion and construction status of Train 6 of the SPL Project as of March 31, 2021:

SPL Train 6
Overall project completion percentage	83.0%
Completion percentage of:
Engineering	99.6%
Procurement	99.9%
Subcontract work	64.9%
Construction	61.7%
Date of expected substantial completion	1H 2022

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

Customers

SPL has entered into fixed price long-term SPAs generally with terms of 20 years (plus extension rights) and with a weighted average remaining contract length of approximately 17 years (plus extension rights) for Trains 1 through 6 of the SPL Project. Under these SPAs, the customers will purchase LNG from SPL for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG generally equal to approximately 115% of Henry Hub. The customers may elect to cancel or suspend deliveries of LNG cargoes, with advance notice as governed by each respective SPA, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension. We refer to the fee component that is applicable regardless of a cancellation or suspension of LNG cargo deliveries under the SPAs as the fixed fee component of the price under SPL’s SPAs. We refer to the fee component that is applicable only in connection with LNG cargo deliveries as the variable fee component of the price under SPL’s SPAs. The variable fees under SPL’s SPAs were generally sized at the time of entry into each SPA with the intent to cover the costs of gas purchases and transportation and liquefaction fuel to produce the LNG to be sold under each such SPA. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA generally commences upon the date of first commercial delivery of a specified Train.

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

Natural Gas Transportation, Storage and Supply

To ensure SPL is able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, it has entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL and third-party pipeline companies. SPL has entered into firm storage services agreements with third parties to assist in managing variability in natural gas needs for the SPL Project. SPL has also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the SPL Project. As of March 31, 2021, SPL had secured up to approximately 4,974 TBtu of natural gas feedstock through long-term and short-term natural gas supply contracts with remaining terms that range up to 10 years, a portion of which is subject to conditions precedent.

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

The total contract price of the EPC contract for Train 6 of the SPL Project is approximately $2.5 billion, including estimated costs for the third marine berth that is currently under construction. As of March 31, 2021, we have incurred $2.0 billion under this contract.

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

The remaining approximately 2 Bcf/d of capacity has been reserved under a TUA by SPL. SPL is obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million annually, prior to inflation adjustments, continuing until at least May 2036. SPL entered into a partial TUA assignment agreement with Total, whereby upon substantial completion of Train 5 of the SPL Project, SPL gained access to substantially all of Total’s capacity and other services provided under Total’s TUA with SPLNG. This agreement provides SPL with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity, permit SPL to more flexibly manage its LNG storage capacity and accommodate the development of Train 6. Notwithstanding any arrangements between Total and SPL, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA. During each of the three months ended March 31, 2021 and 2020, SPL recorded $32 million as operating and maintenance expense under this partial TUA assignment agreement.

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

The following table provides a summary of our capital resources from borrowings and available commitments for the Sabine Pass LNG Terminal, excluding equity contributions to our subsidiaries and cash flows from operations (as described in Sources and Uses of Cash), at March 31, 2021 and December 31, 2020 (in millions):

	March 31,	December 31,
	2021	2020
Senior notes (1)	$17,750	$17,750
Credit facilities outstanding balance (2)	—	—
Letters of credit issued (3)	413	413
Available commitments under credit facilities (3)	1,537	1,537
Total capital resources from borrowings and available commitments (4)	$19,700	$19,700

(1)    Includes SPL’s 2021 SPL Senior Notes, 6.25% Senior Secured Notes due 2022, 5.625% Senior Secured Notes due 2023, 5.75% Senior Secured Notes due 2024, 5.625% Senior Secured Notes due 2025, 5.875% Senior Secured Notes due 2026 (the “2026 SPL Senior Notes”), 5.00% Senior Secured Notes due 2027 (the “2027 SPL Senior Notes”), 4.200% Senior Secured Notes due 2028 (the “2028 SPL Senior Notes”), 4.500% Senior Secured Notes due 2030 (the “2030 SPL Senior Notes”) and 5.00% Senior Secured Notes due 2037 (the “2037 SPL Senior Notes”) (collectively, the “SPL Senior Notes”), as well as the 2025 CQP Senior Notes, $1.1 billion of 5.625% Senior Notes due 2026 (the “2026 CQP Senior Notes”), the 4.500% Senior Notes due 2029 (the “2029 CQP Senior Notes”) and the 2031 CQP Senior Notes (collectively, the “CQP Senior Notes”).
(2)     Includes outstanding balances under the 2020 SPL Working Capital Facility and 2019 CQP Credit Facilities, inclusive of any portion of the 2020 SPL Working Capital Facility and 2019 CQP Credit Facilities that may be used for general corporate purposes.
(3)    Consists of 2020 SPL Working Capital Facility and 2019 CQP Credit Facilities.
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

In February 2021, SPL entered into a note purchase agreement for the sale of approximately $147 million aggregate principal amount of the 2.95% SPL 2037 Senior Secured Notes on a private placement basis. The 2.95% SPL 2037 Senior Secured Notes are expected to be issued in the second half of 2021, and the net proceeds are expected to be used to refinance a portion of SPL’s outstanding Senior Secured Notes due 2022. The 2.95% SPL 2037 Senior Secured Notes will be fully amortizing, with a weighted average life of over 10 years.

2020 SPL Working Capital Facility

In March 2020, SPL entered into the 2020 SPL Working Capital Facility with aggregate commitments of $1.2 billion, which replaced the $1.2 billion Amended and Restated SPL Working Capital Facility (the “2015 SPL Working Capital Facility”). The 2020 SPL Working Capital Facility is intended to be used for loans to SPL, swing line loans to SPL and the issuance of letters of credit on behalf of SPL, primarily for (1) the refinancing of the 2015 SPL Working Capital Facility, (2) fees and expenses related to the 2020 SPL Working Capital Facility, (3) SPL and its future subsidiaries’ gas purchase obligations and (4) SPL and certain of its future subsidiaries’ general corporate purposes. SPL may, from time to time, request increases in the commitments under the 2020 SPL Working Capital Facility of up to $800 million. As of both March 31, 2021 and December 31, 2020, SPL had $787 million of available commitments, $413 million aggregate amount of issued letters of credit and no outstanding borrowings under the 2020 SPL Working Capital Facility.

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

Cheniere Partners

CQP Senior Notes

The CQP Senior Notes are jointly and severally guaranteed by each of Cheniere Partners’ subsidiaries other than SPL and, subject to certain conditions governing its guarantee, Sabine Pass LP (each a “Guarantor” and collectively, the “CQP Guarantors”). The CQP Senior Notes are governed by the same base indenture (the “CQP Base Indenture”). The 2026 CQP Senior Notes are further governed by the Second Supplemental Indenture, the 2029 CQP Senior Notes are further governed by the Third Supplemental Indenture and the 2031 CQP Senior Notes are further governed by the Fifth Supplemental Indenture. The indentures governing the CQP Senior Notes contain terms and events of default and certain covenants that, among other things, limit the ability of Cheniere Partners and the CQP Guarantors to incur liens and sell assets, enter into transactions with affiliates, enter into sale-leaseback transactions and consolidate, merge or sell, lease or otherwise dispose of all or substantially all of the applicable entity’s properties or assets.

At any time prior to October 1, 2021 for the 2026 CQP Senior Notes, October 1, 2024 for the 2029 CQP Senior Notes and March 1, 2026 for the 2031 CQP Senior Notes, Cheniere Partners may redeem all or a part of the applicable CQP Senior Notes at a redemption price equal to 100% of the aggregate principal amount of the CQP Senior Notes redeemed, plus the “applicable premium” set forth in the respective indentures governing the CQP Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption. In addition, at any time prior to October 1, 2021 for the 2026 CQP Senior Notes, October 1, 2024 for the 2029 CQP Senior Notes and March 1, 2024 for the 2031 CQP Senior Notes, Cheniere Partners may redeem up to 35% of the aggregate principal amount of the CQP Senior Notes with an amount of cash not greater than the net cash proceeds from certain equity offerings at a redemption price equal to 105.625% of the aggregate principal amount of the 2026 CQP Senior Notes, 104.5% of the aggregate principal amount of the 2029 CQP Senior Notes and 104.000% of the aggregate principal amount of the 2031 CQP Senior Notes redeemed, plus accrued and unpaid interest, if any, to the date of redemption. Cheniere Partners also may at any time on or after October 1, 2021 through the maturity date of October 1, 2026 for the 2026 CQP Senior Notes, October 1, 2024 through the maturity date of October 1, 2029 for the 2029 CQP Senior Notes and March 1, 2026 through the maturity date of March 1, 2031 for the 2031 CQP Senior Notes, redeem the CQP Senior Notes, in whole or in part, at the redemption prices set forth in the respective indentures governing the CQP Senior Notes.

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

2019 CQP Credit Facilities

CQP has a $750 million revolving credit facility under the 2019 CQP Credit Facilities. Borrowings under the 2019 CQP Credit Facilities will be used to fund the development and construction of Train 6 of the SPL Project and for general corporate purposes, subject to a sublimit, and the 2019 CQP Credit Facilities are also available for the issuance of letters of credit. As of both March 31, 2021 and December 31, 2020, Cheniere Partners had $750 million of available commitments and no letters of credit issued or loans outstanding under the 2019 CQP Credit Facilities.

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

Corpus Christi LNG Terminal

Liquefaction Facilities

We are currently operating three Trains and two marine berths at the CCL Project. We completed construction of Trains 1, 2 and 3 of the CCL Project and commenced commercial operating activities in February 2019, August 2019 and March 2021, respectively.

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

Customers

CCL has entered into fixed price long-term SPAs generally with terms of 20 years (plus extension rights) and with a weighted average remaining contract length of approximately 19 years (plus extension rights) for Trains 1 through 3 of the CCL Project. Under these SPAs, the customers will purchase LNG from CCL on a free on board (“FOB”) basis for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG equal to approximately 115% of Henry Hub. The customers may elect to cancel or suspend deliveries of LNG cargoes, with advance notice as governed by each respective SPA, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension. We refer to the fee component that is applicable regardless of a cancellation or suspension of LNG cargo deliveries under the SPAs as the fixed fee component of the price under our SPAs. We refer to the fee component that is applicable only in connection with LNG cargo deliveries as the variable fee component of the price under our SPAs. The variable fee under CCL’s SPAs entered into in connection with the development of the CCL Project was sized at the time of entry into each SPA with the intent to cover the costs of gas purchases and transportation and liquefaction fuel to produce the LNG to be sold under each such SPA. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA generally commences upon the date of first commercial delivery for the applicable Train, as specified in each SPA.

In aggregate, the minimum annual fixed fee portion to be paid by the third-party SPA customers was approximately $1.4 billion for Trains 1 and 2 and increased to approximately $1.8 billion following the substantial completion of Train 3 of the CCL Project on March 26, 2021.

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

Natural Gas Transportation, Storage and Supply

To ensure CCL is able to transport adequate natural gas feedstock to the Corpus Christi LNG terminal, it has entered into transportation precedent agreements to secure firm pipeline transportation capacity with CCP and certain third-party pipeline companies. CCL has entered into a firm storage services agreement with a third party to assist in managing variability in natural gas needs for the CCL Project. CCL has also entered into enabling agreements and long-term natural gas supply contracts with third parties, and will continue to enter into such agreements, in order to secure natural gas feedstock for the CCL Project. As of March 31, 2021, CCL had secured up to approximately 2,923 TBtu of natural gas feedstock through long-term natural gas supply contracts with remaining terms that range up to 10 years, a portion of which is subject to the achievement of certain project milestones and other conditions precedent.

CCL Stage III has also entered into long-term natural gas supply contracts with third parties, and anticipates continuing to enter into such agreements, in order to secure natural gas feedstock for Corpus Christi Stage 3. As of March 31, 2021, CCL Stage III had secured up to approximately 2,361 TBtu of natural gas feedstock through long-term natural gas supply contracts with remaining terms that range up to approximately 15 years, which is subject to the achievement of certain project milestones and other conditions precedent.

A portion of the natural gas feedstock transactions for CCL and CCL Stage III are IPM transactions, in which the natural gas producers are paid based on a global gas market price less a fixed liquefaction fee and certain costs incurred by us.

Construction

CCL entered into separate lump sum turnkey contracts with Bechtel for the engineering, procurement and construction of Trains 1 through 3 of the CCL Project under which Bechtel charged a lump sum for all work performed and generally bore project cost, schedule and performance risks unless certain specified events occurred, in which case Bechtel may have caused CCL to enter into a change order, or CCL agreed with Bechtel to a change order.

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

    Capital Resources

The following table provides a summary of the capital resources of the CCH Group from borrowings and available commitments for the CCL Project, excluding equity contributions from Cheniere, at March 31, 2021 and December 31, 2020 (in millions):

	March 31,	December 31,
	2021	2020
Senior notes (1)	$7,721	$7,721
Credit facilities outstanding balance (2)	2,627	2,767
Letters of credit issued (2)	293	293
Available commitments under credit facilities (2)	907	767
Total capital resources from borrowings and available commitments (3)	$11,548	$11,548

(1)        Includes CCH’s 7.000% Senior Secured Notes due 2024, 5.875% Senior Secured Notes due 2025, 5.125% Senior Secured Notes due 2027, 3.700% Senior Secured Notes due 2029, 4.80% Senior Secured Notes due 2039, 3.925% Senior Secured Notes due 2039 and 3.52% CCH Senior Secured Notes (collectively, the “CCH Senior Notes”).
(2)        Includes the CCH Credit Facility and the CCH Working Capital Facility.
(3)         Does not include equity contributions that may be available from Cheniere’s borrowings and available cash and cash equivalents.

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

CCH Credit Facility

CCH has total commitments under the CCH Credit Facility of $6.1 billion. The obligations of CCH under the CCH Credit Facility are secured by a first priority lien on substantially all of the assets of CCH and its subsidiaries and by a pledge by CCH HoldCo I of its limited liability company interests in CCH. As of both March 31, 2021 and December 31, 2020, CCH had no available commitments and $2.6 billion of loans outstanding under the CCH Credit Facility.

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

CCH Working Capital Facility

CCH has total commitments under the CCH Working Capital Facility of $1.2 billion. The CCH Working Capital Facility is intended to be used for loans to CCH (“CCH Working Capital Loans”) and the issuance of letters of credit on behalf of CCH for certain working capital requirements related to developing and operating the CCL Project and for related business purposes. Loans under the CCH Working Capital Facility are guaranteed by the CCH Guarantors. CCH may, from time to time, request increases in the commitments under the CCH Working Capital Facility of up to the maximum allowed for working capital under the Common Terms Agreement that was entered into concurrently with the CCH Credit Facility. As of March 31, 2021 and December 31, 2020, CCH had $907 million and $767 million of available commitments and zero and $140 million of loans outstanding under the CCH Working Capital Facility, respectively. CCH had $293 million aggregate amount of issued letters of credit under the CCH Working Capital Facility as of both March 31, 2021 and December 31, 2020.

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

Cheniere

Senior Notes

We have an aggregate principal amount of $2.0 billion of the 4.625% senior secured notes due October 2028 (the “2028 Cheniere Senior Secured Notes”), the proceeds of which were used to prepay a portion of the outstanding indebtedness under the Cheniere Term Loan Facility and to pay related fees and expenses. The associated indentures (“Cheniere Indenture”) contain customary terms and events of default and certain covenants that, among other things, limit our ability to create liens or other encumbrances, enter into sale-leaseback transactions and merge or consolidate with other entities or sell all or substantially all of our assets. The Cheniere Indenture covenants are subject to a number of important limitations and exceptions.

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

The 2028 Cheniere Senior Secured Notes are our general senior obligations and rank senior in right of payment to all of our future obligations that are, by their terms, expressly subordinated in right of payment to the 2028 Cheniere Senior Secured Notes and equally in right of payment with all of our other existing and future unsubordinated indebtedness. The 2028 Cheniere Senior Secured Notes will initially be secured on a first-priority basis by a lien on substantially all of our assets and equity interests in our direct subsidiaries (other than certain excluded subsidiaries) (the “Collateral”), which liens will rank pari passu with the liens securing the Cheniere Revolving Credit Facility and Cheniere Term Loan Facility. The 2028 Cheniere Senior Secured Notes will remain secured as long as (1) there are any obligations or undrawn commitments outstanding under the Cheniere Term Loan Facility that are secured by liens on the Collateral or (2) the outstanding aggregate principal amount of our secured indebtedness exceeds $1.25 billion. As of March 31, 2021, the 2028 Cheniere Senior Secured Notes are not guaranteed by any of our subsidiaries. In the future, the 2028 Cheniere Senior Secured Notes will be guaranteed by our subsidiaries who guarantee our other material indebtedness.

Convertible Notes

We have an aggregate principal amount of $1.0 billion of the 4.875% convertible unsecured notes due May 2021 (the “2021 Cheniere Convertible Unsecured Notes”). The 2021 Cheniere Convertible Unsecured Notes are convertible at the option of the holder into our common stock at the then applicable conversion rate, initially at $93.64 (subject to adjustment upon the occurrence of certain specified events, which have not been met as of March 31, 2021), provided that the closing price of our common stock is greater than or equal to the conversion price on the date of conversion. In July 2020, we repurchased $844 million in aggregate principal amount of the outstanding 2021 Cheniere Convertible Unsecured Notes at individually negotiated prices from a small number of investors.

We have $625 million aggregate principal amount of 4.25% Convertible Senior Notes due 2045 (the “2045 Cheniere Convertible Senior Notes”). We have the right, at our option, at any time after March 15, 2020, to redeem all or any part of the 2045 Cheniere Convertible Senior Notes at a redemption price equal to the accreted amount of the 2045 Cheniere Convertible Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to such redemption date. Prior to December 15, 2044, the 2045 Cheniere Convertible Senior Notes are convertible only under certain circumstances as specified in the indenture; thereafter, holders may convert their notes regardless of these circumstances. The conversion rate will initially equal 7.2265 shares of our common stock per $1,000 principal amount of the 2045 Cheniere Convertible Senior Notes, which corresponds to an initial conversion price of approximately $138.38 per share of our common stock (subject to adjustment upon the occurrence of certain specified events).

We have the option to satisfy the conversion obligation for the 2021 Cheniere Convertible Unsecured Notes and the 2045 Cheniere Convertible Senior Notes with cash, common stock or a combination thereof.

Cheniere Revolving Credit Facility

We have total commitments under the Cheniere Revolving Credit Facility of $1.25 billion. The Cheniere Revolving Credit Facility is intended to fund, through loans and letters of credit, equity capital contributions to CCH HoldCo II and its subsidiaries for the development of the CCL Project and, provided that certain conditions are met, for general corporate purposes. As of March 31, 2021 and December 31, 2020, we had $1.3 billion and $1.1 billion of available commitments, respectively, and no loans outstanding under the Cheniere Revolving Credit Facility. We had zero and $124 million aggregate amount of issued letters of credit under the Cheniere Revolving Credit Facility as of March 31, 2021 and December 31, 2020, respectively.

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

Cheniere Term Loan Facility

In June 2020, we entered into the Cheniere Term Loan Facility, which was subsequently increased to $2.695 billion in July 2020. In July 2020, borrowings under the Cheniere Term Loan Facility were used to (1) redeem the outstanding principal amount of the 11% Convertible Senior Secured Notes due 2025 (the “2025 CCH HoldCo II Convertible Senior Notes”), (2) repurchase $844 million in aggregate principal amount of outstanding 2021 Cheniere Convertible Unsecured Notes at individually negotiated prices from a small number of investors and (3) pay the related fees and expenses. The remaining commitments under the Cheniere Term Loan Facility are expected to be used to repay and/or repurchase a portion of the remaining principal amount of the 2021 Cheniere Convertible Unsecured Notes and for the payment of related fees and expenses. In September 2020, we prepaid approximately $2.1 billion of the outstanding indebtedness of the Cheniere Term Loan Facility with net proceeds from the 2028 Cheniere Senior Secured Notes and available cash. As of both March 31, 2021 and December 31, 2020, we had $372 million of available commitments. We had zero and $148 million of loans outstanding under the Cheniere Term Loan Facility as of March 31, 2021 and December 31, 2020, respectively.
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

Cash Receipts from Subsidiaries

Our ownership interest in the Sabine Pass LNG terminal is held through Cheniere Partners. As of March 31, 2021, we owned a 48.6% limited partner interest in Cheniere Partners in the form of 239.9 million common units. We also own 100% of the general partner interest and the incentive distribution rights in Cheniere Partners. We are eligible to receive quarterly equity distributions from Cheniere Partners related to our ownership interests and our incentive distribution rights.

We also receive fees for providing management services to some of our subsidiaries. We received $29 million and $25 million in total service fees from these subsidiaries during the three months ended March 31, 2021 and 2020, respectively.

Share Repurchase Program

On June 3, 2019, we announced that our Board of Directors (“Board”) authorized a 3-year, $1.0 billion share repurchase program. The following table presents information with respect to repurchases of common stock during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Aggregate common stock repurchased	—	2,875,376
Weighted average price paid per share	$—	$53.88
Total amount paid (in millions)	$—	$155

As of March 31, 2021, we had up to $596 million of the share repurchase program available. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The timing and amount of any shares of our common stock that are repurchased under the share repurchase program will be determined by our management based on market conditions and other factors.  The share repurchase program does not obligate us to acquire any particular amount of common stock, and may be modified, suspended or discontinued at any time or from time to time at our discretion.

Marketing

We market and sell LNG produced by the Liquefaction Projects that is not required for other customers through our integrated marketing function. We have, and continue to develop, a portfolio of long-, medium- and short-term SPAs to transport and unload commercial LNG cargoes to locations worldwide. These volumes are expected to be primarily sourced by LNG produced by the Liquefaction Projects but supplemented by volumes procured from other locations worldwide, as needed. As of March 31, 2021, we have sold or have options to sell approximately 5,005 TBtu of LNG to be delivered to customers between 2021 and 2045, including volume from an SPA Cheniere Marketing has committed to provide to SPL.  The cargoes have been sold either on a FOB basis (delivered to the customer at the Sabine Pass LNG terminal or the Corpus Christi LNG terminal, as applicable) or a delivered at terminal (“DAT”) basis (delivered to the customer at their specified LNG receiving terminal). We have chartered LNG vessels to be utilized for cargoes sold on a DAT basis.

Cheniere Marketing entered into uncommitted trade finance facilities with available credit of $248 million as of March 31, 2021, primarily to be used for the purchase and sale of LNG for ultimate resale in the course of its operations. The finance facilities are intended to be used for advances, guarantees or the issuance of letters of credit or standby letters of credit on behalf of Cheniere Marketing. As of March 31, 2021 and December 31, 2020, Cheniere Marketing had $27 million and $34 million, respectively, in standby letters of credit and guarantees outstanding under the finance facilities. As of March 31, 2021 and December 31, 2020, there were no loans outstanding under the finance facilities. Cheniere Marketing pays interest or fees on utilized commitments.

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

We have made an equity investment in Midship Holdings, LLC (“Midship Holdings”), which manages the business and affairs of Midship Pipeline Company, LLC (“the Midship Pipeline”). Midship Pipeline operates the Midship Project with current capacity of up to 1.1 million Dekatherms per day that connects new gas production in the Anadarko Basin to Gulf Coast markets, including markets serving the Liquefaction Projects. The Midship Project was placed in service in April 2020.

Restrictive Debt Covenants

As of March 31, 2021, each of our issuers was in compliance with all covenants related to their respective debt agreements.

LIBOR

The use of LIBOR is expected to be phased out by June 2023. It is currently unclear whether LIBOR will be utilized beyond that date or whether it will be replaced by a particular rate. We intend to continue working with our lenders and counterparties to pursue any amendments to our debt and derivative agreements that are currently subject to LIBOR following LIBOR cessation and will continue to monitor, assess and plan for the phase out of LIBOR.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash, cash equivalents and restricted cash for the three months ended March 31, 2021 and 2020 (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Three Months Ended March 31,
	2021	2020
Sources of cash, cash equivalents and restricted cash:
Net cash provided by operating activities	$1,066	$574
Proceeds from issuances of debt	1,800	596
Other	4	—
	$2,870	$1,170
Uses of cash, cash equivalents and restricted cash:
Property, plant and equipment, net	$(190)	$(556)
Investment in equity method investment	—	(90)
Repayments of debt	(2,088)	(300)
Debt issuance and other financing costs	(19)	(33)
Debt modification or extinguishment costs	(40)	—
Distributions to non-controlling interest	(160)	(154)
Payments related to tax withholdings for share-based compensation	(42)	(39)
Repurchase of common stock	—	(155)
Other	(10)	(8)
	(2,549)	(1,335)
Net increase (decrease) in cash, cash equivalents and restricted cash	$321	$(165)

Operating Cash Flows

Our operating cash net inflows during the three months ended March 31, 2021 and 2020 were $1,066 million and $574 million, respectively. The $492 million increase in operating cash inflows in 2021 compared to 2020 was primarily related to increased cash receipts from the sale of LNG cargoes due to higher revenue per MMBtu and from higher than normal contributions from LNG and natural gas portfolio optimization activities due to significant volatility in LNG and natural gas markets during the three months ended March 31, 2021.

Proceeds from Issuance of Debt, Repayments of Debt, Debt Issuance and Other Financing Costs and Debt Modification or Extinguishment Costs

During the three months ended March 31, 2021, Cheniere Partners issued an aggregate principal amount of $1.5 billion of the 2031 CQP Senior Notes and incurred $19 million of debt issuance costs related to this issuance. The proceeds from this issuance, together with cash on hand, were used to redeem all of the outstanding 2025 CQP Senior Notes, and Cheniere Partners paid $40 million of debt extinguishment costs, mainly related to premiums associated with this redemption. Net repayments of $0.3 billion was made on our credit facilities during the three months ended March 31, 2021, in line with our previously announced capital allocation priorities.

During the three months ended March 31, 2020, borrowings of $0.6 billion under our credit facilities were used to redeem the 2025 CCH HoldCo II Convertible Senior Notes, to fund our working capital requirements or for general corporate purposes.

Property, Plant and Equipment, net

Cash outflows for property, plant and equipment were primarily for the construction costs for the Liquefaction Projects. These costs are capitalized as construction-in-process until achievement of substantial completion.

Distributions to Non-controlling Interest

We own a 48.6% limited partner interest in Cheniere Partners, with the remaining non-controlling interest held by The Blackstone Group Inc., Brookfield Asset Management Inc. and the public, to whom Cheniere Partners paid distributions during the three months ended March 31, 2021 and 2020.

Investment in Equity Method Investment

We invested $90 million in Midship Holdings, our equity method investment, during the three months ended March 31, 2020.

Repurchase of Common Stock

During the three months ended March 31, 2020, we paid $155 million to repurchase approximately 3 million shares of our common stock under the share repurchase program.

Off-Balance Sheet Arrangements

As of March 31, 2021, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

Summary of Critical Accounting Estimates

The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2020.

Recent Accounting Standards

For descriptions of recently issued accounting standards, see Note 1—Nature of Operations and Basis of Presentation of our Notes to Consolidated Financial Statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marketing and Trading Commodity Price Risk

We have entered into commodity derivatives consisting of natural gas supply contracts for the commissioning and operation of the SPL Project, the CCL Project and potential future development of Corpus Christi Stage 3 (“Liquefaction Supply Derivatives”). We have also entered into physical and financial derivatives to hedge the exposure to the commodity markets in which we have contractual arrangements to purchase or sell physical LNG (collectively, “LNG Trading Derivatives”). In order to test the sensitivity of the fair value of the Liquefaction Supply Derivatives and the LNG Trading Derivatives to changes in underlying commodity prices, management modeled a 10% change in the commodity price for natural gas for each delivery location and a 10% change in the commodity price for LNG, respectively, as follows (in millions):

	March 31, 2021		December 31, 2020
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$151	$198	$240	$204
LNG Trading Derivatives	(173)	24	(134)	44

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

	March 31, 2021		December 31, 2020
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
CCH Interest Rate Derivatives	$(114)	$1	$(140)	$1

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

	March 31, 2021		December 31, 2020
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
FX Derivatives	$1	$—	$(22)	$2

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. There have been no material changes to the legal proceedings disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2020.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2020.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes stock repurchases for the three months ended March 31, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans (3)
January 1 - 31, 2021	8,442	$64.94	—	$595,952,809
February 1 - 28, 2021	611,686	$67.60	—	$595,952,809
March 1 - 31, 2021	—	$—	—	$595,952,809
Total	620,128	$67.56	—

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
(3)On June 3, 2019, we announced that our Board authorized a 3-year, $1 billion share repurchase program. For additional information, see Share Repurchase Program in Liquidity and Capital Resources.

ITEM 6.    EXHIBITS

Exhibit No.	Description
4.1
Fifth Supplemental Indenture, dated as of March 11, 2021, among Cheniere Partners, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture (Incorporated by reference to Exhibit 4.1 to Cheniere Partners Current Report on Form 8-K (SEC File No. 001-33366), filed on March 11, 2021)

10.1
Registration Rights Agreement, dated as of March 11, 2021, among Cheniere Partners the guarantors party thereto and J.P. Morgan Securities LLC (Incorporated by reference to Exhibit 10.1 to Cheniere Partners Current Report on Form 8-K (SEC File No. 001-33366), filed on March 11, 2021)

10.2*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between SPL and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-00035 Impacts from Hurricanes Laura and Delta, dated December 22, 2020, (ii) the Change Order CO-00036 Third Berth - Add N2 Connection on Liquid & Hybrid SVT Loading Arm Apex, dated December 22, 2020, (iii) the Change Order CO-00037 Third Berth Design Vessels Update, dated December 22, 2020, (iv) the Change Order CO-00038 Train 6 PV-16002 & FV-15104 Valve Trim Upgrades, dated January 21, 2021, (v) the Change Order CO-00039 Third Berth Design Update to Supply Bunkering Fuel, dated February 11, 2021, (vi) the Change Order CO-00040 LNG Benchmark 7 Elevation Change, dated February 11, 2021, (vii) the Change Order CO-00041 Costs to Comply with SPL FTZ (Excluding Pipe Spools), dated February 12, 2021 and (viii) the Change Order CO-00042 COVID-19 Impacts 1Q2021, dated March 12, 2021

10.3*
Change orders to the Amended and Restated Fixed Price Separated Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Stage 2 Liquefaction Facility, dated as of December 12, 2017, between CCL and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00043 Early Turnover of Tank B, dated January 13, 2021 (Portions of this exhibit have been omitted)

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

CHENIERE ENERGY, INC.

Date:	May 3, 2021	By:	/s/ Zach Davis
Zach Davis
Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	May 3, 2021	By:	/s/ Leonard E. Travis
Leonard E. Travis
Senior Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)