Form 10-Q
period 2021-06-30
Cheniere Energy, Inc.
filed 2021-08-05
CIK 3570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of July 30, 2021, the issuer had 253,606,918 shares of Common Stock outstanding.

CHENIERE ENERGY, INC.
TABLE OF CONTENTS

i

DEFINITIONS
As used in this quarterly report, the terms listed below have the following meanings:

Common Industry and Other Terms

Bcf	billion cubic feet
Bcf/d	billion cubic feet per day
Bcf/yr	billion cubic feet per year
Bcfe	billion cubic feet equivalent
DOE	U.S. Department of Energy
EPC	engineering, procurement and construction
FERC	Federal Energy Regulatory Commission
FTA countries	countries with which the United States has a free trade agreement providing for national treatment for trade in natural gas
GAAP	generally accepted accounting principles in the United States
Henry Hub	the final settlement price (in USD per MMBtu) for the New York Mercantile Exchange’s Henry Hub natural gas futures contract for the month in which a relevant cargo’s delivery window is scheduled to begin
LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas, a product of natural gas that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state
MMBtu	million British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
mtpa	million tonnes per annum
non-FTA countries	countries with which the United States does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	U.S. Securities and Exchange Commission
SPA	LNG sale and purchase agreement
TBtu	trillion British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
TUA	terminal use agreement

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of June 30, 2021, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

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
Unless the context requires otherwise, references to the “CCH Group” refer to CCH HoldCo II, CCH HoldCo I, CCH, CCL and CCP, collectively.

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
LNG revenues	$2,913	$2,295	$5,912	$4,863
Regasification revenues	67	68	134	135
Other revenues	37	39	61	113
Total revenues	3,017	2,402	6,107	5,111

Operating costs and expenses
Cost of sales (excluding items shown separately below)	2,154	803	3,540	1,527
Operating and maintenance expense	385	355	707	671
Development expense	2	1	3	5
Selling, general and administrative expense	73	73	154	154
Depreciation and amortization expense	258	233	494	466
Impairment expense and loss (gain) on disposal of assets	(1)	—	(1)	5
Total operating costs and expenses	2,871	1,465	4,897	2,828

Income from operations	146	937	1,210	2,283

Other income (expense)
Interest expense, net of capitalized interest	(368)	(407)	(724)	(819)
Loss on modification or extinguishment of debt	(4)	(43)	(59)	(44)
Interest rate derivative loss, net	(2)	(25)	(1)	(233)
Other income, net	4	5	10	14
Total other expense	(370)	(470)	(774)	(1,082)

Income (loss) before income taxes and non-controlling interest	(224)	467	436	1,201
Less: income tax provision (benefit)	(93)	63	(4)	194
Net income (loss)	(131)	404	440	1,007
Less: net income attributable to non-controlling interest	198	207	376	435
Net income (loss) attributable to common stockholders	$(329)	$197	$64	$572

Net income (loss) per share attributable to common stockholders—basic (1)	$(1.30)	$0.78	$0.25	$2.27
Net income (loss) per share attributable to common stockholders—diluted (1)	$(1.30)	$0.78	$0.25	$2.26

Weighted average number of common shares outstanding—basic	253.5	252.1	253.2	252.6
Weighted average number of common shares outstanding—diluted	253.5	252.4	254.7	253.3

(1)    Earnings per share in the table may not recalculate exactly due to rounding because it is calculated based on whole numbers, not the rounded numbers presented.
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (1)
(in millions, except share data)

	June 30,	December 31,
	2021	2020
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$1,806	$1,628
Restricted cash	424	449
Accounts and other receivables, net of current expected credit losses	613	647
Inventory	363	292
Current derivative assets	178	32
Other current assets	281	121
Total current assets	3,665	3,169

Property, plant and equipment, net of accumulated depreciation	30,288	30,421
Operating lease assets	1,698	759
Derivative assets	96	376
Goodwill	77	77
Deferred tax assets	497	489
Other non-current assets, net	431	406
Total assets	$36,752	$35,697

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$83	$35
Accrued liabilities	1,197	1,175
Current debt, net of discount and debt issuance costs	949	372
Deferred revenue	105	138
Current operating lease liabilities	365	161
Current derivative liabilities	822	313
Other current liabilities	5	2
Total current liabilities	3,526	2,196

Long-term debt, net of premium, discount and debt issuance costs	29,327	30,471
Operating lease liabilities	1,332	597
Finance lease liabilities	57	57
Derivative liabilities	145	151
Other non-current liabilities	8	7

Stockholders’ equity
Preferred stock, $0.0001 par value, 5.0 million shares authorized, none issued	—	—
Common stock, $0.003 par value, 480.0 million shares authorized; 275.0 million shares and 273.1 million shares issued at June 30, 2021 and December 31, 2020, respectively	1	1
Treasury stock: 21.4 million shares and 20.8 million shares at June 30, 2021 and December 31, 2020, respectively, at cost	(915)	(872)
Additional paid-in-capital	4,337	4,273
Accumulated deficit	(3,529)	(3,593)
Total stockholders' deficit	(106)	(191)
Non-controlling interest	2,463	2,409
Total equity	2,357	2,218
Total liabilities and stockholders’ equity	$36,752	$35,697

(1)     Amounts presented include balances held by our consolidated variable interest entity (“VIE”), Cheniere Partners, as further discussed in Note 8— Non-controlling Interest and Variable Interest Entity. As of June 30, 2021, total assets and liabilities of Cheniere Partners, which are included in our Consolidated Balance Sheets, were $18.9 billion and $18.5 billion, respectively, including $1.2 billion of cash and cash equivalents and $0.1 billion of restricted cash.

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

Three and Six Months Ended June 30, 2021
	Total Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total Equity
	Shares	Par Value Amount	Shares	Amount
Balance at December 31, 2020	252.3	$1	20.8	$(872)	$4,273	$(3,593)	$2,409	$2,218
Vesting of restricted stock units and performance stock units	1.8	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	33	—	—	33
Issued shares withheld from employees related to share-based compensation, at cost	(0.6)	—	0.6	(42)	—	—	—	(42)
Net income attributable to non-controlling interest	—	—	—	—	—	—	178	178
Distributions to non-controlling interest	—	—	—	—	—	—	(160)	(160)
Net income	—	—	—	—	—	393	—	393
Balance at March 31, 2021	253.5	1	21.4	(914)	4,306	(3,200)	2,427	2,620
Vesting of restricted stock units and performance stock units	0.1	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	31	—	—	31
Issued shares withheld from employees related to share-based compensation, at cost	—	—	—	(1)	—	—	—	(1)
Net income attributable to non-controlling interest	—	—	—	—	—	—	198	198
Distributions to non-controlling interest	—	—	—	—	—	—	(162)	(162)
Net loss	—	—	—	—	—	(329)	—	(329)
Balance at June 30, 2021	253.6	$1	21.4	$(915)	$4,337	$(3,529)	$2,463	$2,357

Three and Six Months Ended June 30, 2020
	Total Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total Equity
	Shares	Par Value Amount	Shares	Amount
Balance at December 31, 2019	253.6	$1	17.1	$(674)	$4,167	$(3,508)	$2,449	$2,435
Vesting of restricted stock units and performance stock units	2.1	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	29	—	—	29
Issued shares withheld from employees related to share-based compensation, at cost	(0.7)	—	0.7	(39)	—	—	—	(39)
Shares repurchased, at cost	(2.9)	—	2.9	(155)	—	—	—	(155)
Net income attributable to non-controlling interest	—	—	—	—	—	—	228	228
Distributions to non-controlling interest	—	—	—	—	—	—	(154)	(154)
Net income	—	—	—	—	—	375	—	375
Balance at March 31, 2020	252.1	1	20.7	(868)	4,196	(3,133)	2,523	2,719
Vesting of restricted stock units and performance stock units	0.1	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	31	—	—	31
Issued shares withheld from employees related to share-based compensation, at cost	—	—	—	(2)	—	—	—	(2)
Net income attributable to non-controlling interest	—	—	—	—	—	—	207	207
Distributions and dividends to non-controlling interest	—	—	—	—	—	—	(156)	(156)
Net income	—	—	—	—	—	197	—	197
Balance at June 30, 2020	252.2	$1	20.7	$(870)	$4,227	$(2,936)	$2,574	$2,996
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$440	$1,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	494	466
Share-based compensation expense	63	57
Non-cash interest expense	14	34
Amortization of debt issuance costs, premium and discount	40	70
Reduction of right-of-use assets	172	166
Loss on modification or extinguishment of debt	59	44
Total losses (gains) on derivatives, net	748	(361)
Net cash provided by (used for) settlement of derivative instruments	(111)	117
Impairment expense and loss (gain) on disposal of assets	(1)	5
Impairment expense and loss (income) on equity method investments	(8)	1
Deferred taxes	(7)	192
Repayment of paid-in-kind interest related to repurchase of convertible notes	(190)	—
Changes in operating assets and liabilities:
Accounts and other receivables, net of current expected credit losses	33	(155)
Inventory	(66)	104
Other current assets	(163)	(37)
Accounts payable and accrued liabilities	88	(369)
Deferred revenue	(33)	(138)
Operating lease liabilities	(173)	(145)
Other, net	(26)	(30)
Net cash provided by operating activities	1,373	1,028

Cash flows from investing activities
Property, plant and equipment	(440)	(983)
Proceeds from sale of fixed assets	68	—
Investment in equity method investment	—	(100)
Other	(11)	(7)
Net cash used in investing activities	(383)	(1,090)

Cash flows from financing activities
Proceeds from issuances of debt	2,184	2,597
Repayments of debt	(2,603)	(2,380)
Debt issuance and other financing costs	(20)	(59)
Debt modification or extinguishment costs	(41)	(40)
Distributions to non-controlling interest	(322)	(310)
Payments related to tax withholdings for share-based compensation	(43)	(41)
Repurchase of common stock	—	(155)
Other	8	—
Net cash used in financing activities	(837)	(388)

Net increase (decrease) in cash, cash equivalents and restricted cash	153	(450)
Cash, cash equivalents and restricted cash—beginning of period	2,077	2,994
Cash, cash equivalents and restricted cash—end of period	$2,230	$2,544
Balances per Consolidated Balance Sheets:

June 30,
2021
Cash and cash equivalents	$1,806
Restricted cash	424
Total cash, cash equivalents and restricted cash	$2,230
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We operate two natural gas liquefaction and export facilities at Sabine Pass and Corpus Christi (respectively, the “Sabine Pass LNG Terminal” and “Corpus Christi LNG Terminal”).

Cheniere Partners owns the Sabine Pass LNG Terminal located in Cameron Parish, Louisiana, which has natural gas liquefaction facilities consisting of five operational natural gas liquefaction Trains and one additional Train under construction that is expected to be substantially completed in the first half of 2022, for a total production capacity of approximately 30 mtpa of LNG (the “SPL Project”). The Sabine Pass LNG Terminal also has operational regasification facilities that include five LNG storage tanks, vaporizers and two marine berths, with an additional marine berth that is under construction. Cheniere Partners also owns a 94-mile pipeline that interconnects the Sabine Pass LNG Terminal with a number of large interstate pipelines (the “Creole Trail Pipeline”) through its subsidiary, CTPL. As of June 30, 2021, we owned 100% of the general partner interest and 48.6% of the limited partner interest in Cheniere Partners.

The Corpus Christi LNG Terminal is located near Corpus Christi, Texas. We currently operate three Trains, for a total production capacity of approximately 15 mtpa of LNG. We also own a 23-mile natural gas supply pipeline that interconnects the Corpus Christi LNG Terminal with several interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline” and together with the Trains, the “CCL Project”) through our subsidiary CCP, as part of the CCH Group. The CCL Project also contains three LNG storage tanks and two marine berths.

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

We remain focused on operational excellence and customer satisfaction. Increasing demand for LNG has allowed us to expand our liquefaction infrastructure in a financially disciplined manner. We have increased available liquefaction capacity at the SPL Project and the CCL Project (collectively, the “Liquefaction Projects”) as a result of debottlenecking and other optimization projects. We hold significant land positions at both the Sabine Pass LNG Terminal and the Corpus Christi LNG Terminal which provide opportunity for further liquefaction capacity expansion. The development of these sites or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before we make a final investment decision (“FID”).

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

Results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2021.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This guidance simplifies the accounting for convertible instruments primarily by eliminating the existing cash conversion and beneficial conversion models within Subtopic 470-20, which will result in fewer embedded conversion options being accounted for separately from the debt host. The guidance also amends and simplifies the calculation of earnings per share relating to convertible instruments. This guidance is effective for annual periods beginning after December 15, 2021, including interim periods within that reporting period, with earlier adoption permitted for fiscal years beginning after December 15, 2020, including interim periods within that reporting period, using either a full or modified retrospective approach. We plan to adopt

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
this guidance on January 1, 2022 using the modified retrospective approach. Preliminarily, we anticipate the adoption of ASU 2020-06 will primarily result in the reclassification of the previously bifurcated equity component associated with the 4.25% Convertible Senior Notes due 2045 (the “2045 Cheniere Convertible Senior Notes”) to debt as a result of the elimination of the cash conversion model. We currently estimate that the reclassification of the $194 million equity component will result in an approximate $190 million increase in the carrying value of our 2045 Cheniere Convertible Senior Notes, with the difference primarily impacting retained earnings as of January 1, 2022. We continue to evaluate the impact of the provisions of this guidance on our Consolidated Financial Statements and related disclosures. See Note 10—Debt for further discussion on the 2045 Cheniere Convertible Senior Notes.

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

NOTE 2—RESTRICTED CASH

Restricted cash consists of funds that are contractually or legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. As of June 30, 2021 and December 31, 2020, restricted cash consisted of the following (in millions):

	June 30,	December 31,
	2021	2020
Restricted cash
SPL Project	$65	$97
CCL Project	122	70
Cash held by our subsidiaries that is restricted to Cheniere	237	282
Total restricted cash	$424	$449

Pursuant to the accounts agreements entered into with the collateral trustees for the benefit of SPL’s debt holders and CCH’s debt holders, SPL and CCH are required to deposit all cash received into reserve accounts controlled by the collateral trustees.  The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Projects and other restricted payments. The majority of the cash held by our subsidiaries that is restricted to Cheniere relates to advance funding for operation and construction needs of the Liquefaction Projects.

NOTE 3—ACCOUNTS AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

As of June 30, 2021 and December 31, 2020, accounts and other receivables, net of current expected credit losses consisted of the following (in millions):

	June 30,	December 31,
	2021	2020
Trade receivables
SPL and CCL	$405	$482
Cheniere Marketing	123	113
Other accounts receivable, net of current expected credit losses	85	52
Total accounts and other receivables, net of current expected credit losses	$613	$647

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 4—INVENTORY

As of June 30, 2021 and December 31, 2020, inventory consisted of the following (in millions):

	June 30,	December 31,
	2021	2020
Materials	$162	$150
LNG in-transit	102	88
LNG	61	27
Natural gas	36	26
Other	2	1
Total inventory	$363	$292

NOTE 5—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

As of June 30, 2021 and December 31, 2020, property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	June 30,	December 31,
	2021	2020
LNG terminal
LNG terminal and interconnecting pipeline facilities	$30,598	$27,475
LNG site and related costs	343	324
LNG terminal construction-in-process	2,650	5,378
Accumulated depreciation	(3,413)	(2,935)
Total LNG terminal, net of accumulated depreciation	30,178	30,242
Fixed assets and other
Computer and office equipment	27	25
Furniture and fixtures	20	19
Computer software	120	117
Leasehold improvements	45	45
Land	1	59
Other	20	25
Accumulated depreciation	(175)	(164)
Total fixed assets and other, net of accumulated depreciation	58	126
Assets under finance lease
Tug vessels	60	60
Accumulated depreciation	(8)	(7)
Total assets under finance lease, net of accumulated depreciation	52	53
Property, plant and equipment, net of accumulated depreciation	$30,288	$30,421

The following table shows depreciation expense and offsets to LNG terminal costs during the three and six months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Depreciation expense	$258	$231	$492	$463
Offsets to LNG terminal costs (1)	36	—	227	—

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
•physical derivatives consisting of liquified natural gas contracts in which we have contractual net settlement (“Physical LNG Trading Derivatives”) and financial derivatives to hedge the exposure to the commodity markets in which we have contractual arrangements to purchase or sell physical LNG (collectively, “LNG Trading Derivatives”); and
•foreign currency exchange (“FX”) contracts to hedge exposure to currency risk associated with cash flows denominated in currencies other than United States dollar (“FX Derivatives”), associated with both LNG Trading Derivatives and operations in countries outside of the United States.

We recognize our derivative instruments as either assets or liabilities and measure those instruments at fair value. None of our derivative instruments are designated as cash flow or fair value hedging instruments, and changes in fair value are recorded within our Consolidated Statements of Operations to the extent not utilized for the commissioning process, in which case it is capitalized.

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 (in millions):

	Fair Value Measurements as of
	June 30, 2021				December 31, 2020
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
CCH Interest Rate Derivatives liability	$—	$(91)	$—	$(91)	$—	$(140)	$—	$(140)
Liquefaction Supply Derivatives asset (liability)	(7)	4	(194)	(197)	5	(6)	241	240
LNG Trading Derivatives asset (liability)	20	(226)	(195)	(401)	(3)	(131)	—	(134)
FX Derivatives liability	—	(4)	—	(4)	—	(22)	—	(22)

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

The fair value of our Physical Liquefaction Supply Derivatives and LNG Trading Derivatives are predominantly driven by observable and unobservable market commodity prices and, as applicable to our natural gas supply contracts, our assessment of the associated events deriving fair value, including evaluating whether the respective market is available as pipeline infrastructure is developed. The fair value of our Physical Liquefaction Supply Derivatives incorporates risk premiums related to the satisfaction of conditions precedent, such as completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow. As of June 30, 2021 and December 31, 2020, some of our Physical Liquefaction

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Supply Derivatives existed within markets for which the pipeline infrastructure was under development to accommodate marketable physical gas flow.

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

The Level 3 fair value measurements of our Physical LNG Trading Derivatives and the natural gas positions within our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives and Physical LNG Trading Derivatives as of June 30, 2021:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Physical Liquefaction Supply Derivatives	$(194)	Market approach incorporating present value techniques	Henry Hub basis spread	$(0.573) - $0.385 / $(0.009)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	137% - 297% / 175%
Physical LNG Trading Derivatives	$(195)	Market approach incorporating present value techniques	International LNG pricing spread, relative to Henry Hub or TTF, as applicable (2)	$(3.108) - $7.078 / $5.161

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Spread contemplates U.S. dollar-denominated pricing.

Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of our Physical LNG Trading Derivatives and our Physical Liquefaction Supply Derivatives.

The following table shows the changes in the fair value of our Level 3 Physical LNG Trading Derivatives and Physical Liquefaction Supply Derivatives during the three and six months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance, beginning of period	$131	$674	$241	$138
Realized and mark-to-market gains (losses):
Included in cost of sales	(464)	(84)	(471)	452
Purchases and settlements:
Purchases	(58)	(4)	(187)	(3)
Settlements	2	1	28	(1)
Transfers into Level 3, net (1)	—	3	—	4
Balance, end of period	$(389)	$590	$(389)	$590
Change in unrealized gains (losses) relating to instruments still held at end of period	$(464)	$(84)	$(471)	$452

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

Interest Rate Derivatives

CCH has entered into interest rate swaps to protect against volatility of future cash flows and hedge a portion of the variable interest payments on the CCH Credit Facility. CCH previously also had interest rate swaps to hedge against changes in interest rates that could impact the anticipated future issuance of debt. In August 2020, we settled the outstanding CCH Interest Rate Forward Start Derivatives.

As of June 30, 2021, we had the following Interest Rate Derivatives outstanding:

	Notional Amounts
	June 30, 2021	December 31, 2020	Latest Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
CCH Interest Rate Derivatives	$4.6 billion	$4.6 billion	May 31, 2022	2.30%	One-month LIBOR

The following table shows the gain (loss) from changes in the fair value and settlements of our Interest Rate Derivatives recorded in interest rate derivative loss, net on our Consolidated Statements of Operations during the three and six months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
CCH Interest Rate Derivatives	$(2)	$(15)	$(1)	$(138)
CCH Interest Rate Forward Start Derivatives	—	(10)	—	(95)

Commodity Derivatives

SPL, CCL and CCL Stage III have entered into physical natural gas supply contracts and associated economic hedges, including those associated with our integrated production marketing (“IPM”) transactions, to purchase natural gas for the commissioning and operation of the Liquefaction Projects and potential future development of Corpus Christi Stage 3, respectively, which are primarily indexed to the natural gas market and international LNG indices. The remaining terms of the index-based physical natural gas supply contracts range up to approximately 15 years, some of which commence upon the satisfaction of certain events or states of affairs. The terms of the Financial Liquefaction Supply Derivatives range up to approximately three years.

Commencing in first quarter of 2021, we have entered into physical LNG transactions that provide for contractual net settlement. Such transactions are accounted for as LNG Trading Derivatives, and are designed to economically hedge exposure to the commodity markets in which we sell LNG. We have entered into, and may from time to time enter into, financial LNG Trading Derivatives in the form of swaps, forwards, options or futures. The terms of LNG Trading Derivatives range up to approximately two years.

The following table shows the notional amounts of our Liquefaction Supply Derivatives and LNG Trading Derivatives (collectively, “Commodity Derivatives”):

	June 30, 2021		December 31, 2020
	Liquefaction Supply Derivatives	LNG Trading Derivatives	Liquefaction Supply Derivatives	LNG Trading Derivatives
Notional amount, net (in TBtu) (1)	10,631	14	10,483	20

(1)    Includes notional amounts for natural gas supply contracts that SPL and CCL have with related parties. See Note 13—Related Party Transactions.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the gain (loss) from changes in the fair value, settlements and location of our Commodity Derivatives recorded on our Consolidated Statements of Operations during the three and six months ended June 30, 2021 and 2020 (in millions):

	Consolidated Statements of Operations Location (1)	Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
LNG Trading Derivatives	LNG revenues	$(379)	$(34)	$(441)	$106
LNG Trading Derivatives	Cost of sales	53	34	81	—
Liquefaction Supply Derivatives (2)	LNG revenues	—	(13)	1	(14)
Liquefaction Supply Derivatives (2)	Cost of sales	(341)	(62)	(404)	475

(1)    Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.
(2)    Does not include the realized value associated with derivative instruments that settle through physical delivery.

FX Derivatives

Cheniere Marketing has entered into FX Derivatives to protect against the volatility in future cash flows attributable to changes in international currency exchange rates. The FX Derivatives economically hedge the foreign currency exposure arising from cash flows expended for both physical and financial LNG transactions that are denominated in a currency other than the United States dollar. The terms of FX Derivatives range up to approximately one year.

The total notional amount of our FX Derivatives was $267 million and $786 million as of June 30, 2021 and December 31, 2020, respectively.

The following table shows the gain (loss) from changes in the fair value, settlements and location of our FX Derivatives recorded on our Consolidated Statements of Operations during the three and six months ended June 30, 2021 and 2020 (in millions):

	Consolidated Statements of Operations Location	Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
FX Derivatives	LNG revenues	$(5)	$2	$16	$27

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Fair Value and Location of Derivative Assets and Liabilities on the Consolidated Balance Sheets

The following table shows the fair value and location of our derivative instruments on our Consolidated Balance Sheets (in millions):

	June 30, 2021
	CCH Interest Rate Derivatives	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives (2)	FX Derivatives	Total
Consolidated Balance Sheets Location
Current derivative assets	$—	$53	$119	$6	$178
Derivative assets	—	96	—	—	96
Total derivative assets	—	149	119	6	274

Current derivative liabilities	(91)	(201)	(520)	(10)	(822)
Derivative liabilities	—	(145)	—	—	(145)
Total derivative liabilities	(91)	(346)	(520)	(10)	(967)

Derivative liability, net	$(91)	$(197)	$(401)	$(4)	$(693)

	December 31, 2020
	CCH Interest Rate Derivatives	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives (2)	FX Derivatives	Total
Consolidated Balance Sheets Location
Current derivative assets	$—	$27	$—	$5	$32
Derivative assets	—	376	—	—	376
Total derivative assets	—	403	—	5	408

Current derivative liabilities	(100)	(54)	(134)	(25)	(313)
Derivative liabilities	(40)	(109)	—	(2)	(151)
Total derivative liabilities	(140)	(163)	(134)	(27)	(464)

Derivative asset (liability), net	$(140)	$240	$(134)	$(22)	$(56)

(1)    Does not include collateral posted with counterparties by us of $22 million and $9 million, which are included in other current assets in our Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, respectively. Includes derivative assets for natural gas supply contracts that SPL and CCL have with related parties. See Note 13—Related Party Transactions.
(2)    Does not include collateral posted with counterparties by us of $1 million and $7 million, which are included in other current assets in our Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, respectively.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Consolidated Balance Sheets Presentation

Our derivative instruments are presented on a net basis on our Consolidated Balance Sheets as described above. The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions):

	CCH Interest Rate Derivatives	Liquefaction Supply Derivatives	LNG Trading Derivatives	FX Derivatives

As of June 30, 2021
Gross assets	$—	$203	$131	$9
Offsetting amounts	—	(54)	(12)	(3)
Net assets	$—	$149	$119	$6

Gross liabilities	$(91)	$(401)	$(614)	$(37)
Offsetting amounts	—	55	94	27
Net liabilities	$(91)	$(346)	$(520)	$(10)

As of December 31, 2020
Gross assets	$—	$452	$—	$6
Offsetting amounts	—	(49)	—	(1)
Net assets	$—	$403	$—	$5

Gross liabilities	$(140)	$(184)	$(163)	$(62)
Offsetting amounts	—	21	29	35
Net liabilities	$(140)	$(163)	$(134)	$(27)

NOTE 7—OTHER NON-CURRENT ASSETS, NET

As of June 30, 2021 and December 31, 2020, other non-current assets, net consisted of the following (in millions):

	June 30,	December 31,
	2021	2020
Contract assets, net of current expected credit losses	$105	$80
Advances made to municipalities for water system enhancements	82	84
Equity method investments	88	81
Advances and other asset conveyances to third parties to support LNG terminals	69	60
Debt issuance costs and debt discount, net of accumulated amortization	30	42
Advances made under EPC and non-EPC contracts	2	9
Advance tax-related payments and receivables	18	20
Other	37	30
Total other non-current assets, net	$431	$406

Equity Method Investments

As of June 30, 2021, our equity method investment consists of our interest in Midship Holdings, LLC (“Midship Holdings”), which manages the business and affairs of Midship Pipeline Company, LLC (“Midship Pipeline”). Midship Pipeline is currently operating an approximately 200-mile natural gas pipeline project (the “Midship Project”) that connects production in the Anadarko Basin to Gulf Coast markets. The Midship Project commenced operations in April 2020.

Our investment in Midship Holdings, net of impairment losses, was $88 million and $80 million as of June 30, 2021 and December 31, 2020, respectively.

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

The following table presents the summarized assets and liabilities (in millions) of Cheniere Partners, our consolidated VIE, which are included in our Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020. The assets in the table below may only be used to settle obligations of Cheniere Partners. In addition, there is no recourse to us for the consolidated VIE’s liabilities. The assets and liabilities in the table below include third-party assets and liabilities of Cheniere Partners only and exclude intercompany balances that eliminate in consolidation.

	June 30,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$1,239	$1,210
Restricted cash	65	97
Accounts and other receivables, net of current expected credit losses	285	318
Other current assets	236	182
Total current assets	1,825	1,807

Property, plant and equipment, net of accumulated depreciation	16,789	16,723
Other non-current assets, net	289	287
Total assets	$18,903	$18,817

LIABILITIES
Current liabilities
Accrued liabilities	$649	$658
Current debt, net of premium, discount and debt issuance costs	654	—
Other current liabilities	154	171
Total current liabilities	1,457	829

Long-term debt, net of premium, discount and debt issuance costs	16,935	17,580
Other non-current liabilities	95	126
Total liabilities	$18,487	$18,535

NOTE 9—ACCRUED LIABILITIES

As of June 30, 2021 and December 31, 2020, accrued liabilities consisted of the following (in millions):

	June 30,	December 31,
	2021	2020
Interest costs and related debt fees	$236	$245
Accrued natural gas purchases	559	576
LNG terminals and related pipeline costs	169	147
Compensation and benefits	69	123
Accrued LNG inventory	49	4
Other accrued liabilities	115	80
Total accrued liabilities	$1,197	$1,175

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 10—DEBT

As of June 30, 2021 and December 31, 2020, our debt consisted of the following (in millions):

	June 30,	December 31,
	2021	2020
Long-term debt:
SPL — 4.200% to 6.25% senior secured notes due between March 2022 and September 2037 and working capital facility (“2020 SPL Working Capital Facility”)	$12,994	$13,650
Cheniere Partners — 4.000% to 5.625% senior notes due between October 2025 and March 2031 and credit facilities (“2019 CQP Credit Facilities”)	4,100	4,100
CCH — 3.52% to 7.000% senior secured notes due between June 2024 and December 2039 and CCH Credit Facility	10,216	10,217
Cheniere — 4.625% senior secured notes due October 2028 (the “2028 Cheniere Senior Notes”), convertible notes, revolving credit facility (“Cheniere Revolving Credit Facility”) and term loan facility (“Cheniere Term Loan Facility”)	2,625	3,145
Unamortized premium, discount and debt issuance costs, net of accumulated amortization	(608)	(641)
Total long-term debt, net of premium, discount and debt issuance costs	29,327	30,471

Current debt:
SPL — current portion of 6.25% senior secured notes due March 2022 (“2022 SPL Senior Notes”) (1)	656	—
CCH — $1.2 billion CCH working capital facility (“CCH Working Capital Facility”) and current portion of CCH Credit Facility	132	271
Cheniere Marketing — trade finance facilities and letter of credit facility	30	—
Cheniere — current portion of the 4.875% convertible unsecured notes due May 2021 (“2021 Cheniere Convertible Notes”) and Cheniere Revolving Credit Facility (2)	134	104
Unamortized discount and debt issuance costs, net of accumulated amortization	(3)	(3)
Total current debt, net of discount and debt issuance costs	949	372

Total debt, net of premium, discount and debt issuance costs	$30,276	$30,843

(1)A portion of the 2022 SPL Senior Notes is categorized as long-term debt because the proceeds from the expected series of sales of approximately $347 million aggregate principal amount of senior secured notes due 2037, expected to be issued in the second half of 2021, subject to customary closing conditions, will be used to strategically refinance a portion of 2022 SPL Senior Notes and pay related fees, costs and expenses.
(2)    The outstanding balance under the Cheniere Revolving Credit Facility as of June 30, 2021 was repaid in July 2021 and is categorized as short-term debt.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Issuances, Redemptions and Repayments

The following table shows the issuances, redemptions and repayments of long-term debt during the six months ended June 30, 2021 (in millions):

Issuances	Principal Amount Issued
Three Months Ended March 31, 2021
Cheniere Partners — 4.000% Senior Notes due 2031 (the “2031 CQP Senior Notes”) (1)	$1,500

Three Months Ended June 30, 2021
Cheniere — Cheniere Term Loan Facility (2)	220
Cheniere — Cheniere Revolving Credit Facility	134
Six Months Ended June 30, 2021 total	$1,854

Redemptions and Repayments	Principal Amount Redeemed/Repaid
Three Months Ended March 31, 2021
Cheniere Partners — 5.250% Senior Notes due 2025 (the “2025 CQP Senior Notes”) (1)	$1,500
Cheniere — Cheniere Term Loan Facility (3)	148

Three Months Ended June 30, 2021
Cheniere — 2021 Cheniere Convertible Notes (2)	476
Cheniere — Cheniere Term Loan Facility (3)	220
Six Months Ended June 30, 2021 total	$2,344

(1)Proceeds of the 2031 CQP Senior Notes, together with cash on hand, were used to redeem all of CQP’s outstanding 2025 CQP Senior Notes, resulting in the recognition of debt extinguishment costs of $54 million for the six months ended June 30, 2021 relating to the payment of early redemption fees and write off of unamortized debt premium and issuance costs.
(2)In May 2021, the 2021 Cheniere Convertible Notes were repaid using a combination of borrowings under the Cheniere Term Loan Facility and cash on hand upon the maturity date at par value.
(3)As of June 30, 2021, the remaining commitments under the Cheniere Term Loan Facility were terminated in accordance with the credit agreement, resulting in $4 million of loss on extinguishment of debt.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Credit Facilities

Below is a summary of our credit facilities outstanding as of June 30, 2021 (in millions):

	2020 SPL Working Capital Facility (1)	2019 CQP Credit Facilities	CCH Credit Facility	CCH Working Capital Facility	Cheniere Revolving Credit Facility
Original facility size	$1,200	$1,500	$8,404	$350	$750
Incremental commitments	—	—	1,566	850	500
Less:
Outstanding balance	—	—	2,627	—	134
Commitments prepaid or terminated	—	750	7,343	—	—
Letters of credit issued	396	—	—	293	—
Available commitment	$804	$750	$—	$907	$1,116

Priority ranking	Senior secured	Senior secured	Senior secured	Senior secured	Senior secured
Interest rate on available balance	LIBOR plus 1.125% - 1.750% or base rate plus 0.125% - 0.750%	LIBOR plus 1.25% - 2.125% or base rate plus 0.25% - 1.125%	LIBOR plus 1.75% or base rate plus 0.75%	LIBOR plus 1.25% - 1.75% or base rate plus 0.25% - 0.75%	LIBOR plus 1.75% - 2.50% or base rate plus 0.75% - 1.50%
Weighted average interest rate of outstanding balance	n/a	n/a	1.85%	n/a	1.82%
Maturity date	March 19, 2025	May 29, 2024	June 30, 2024	June 29, 2023	December 13, 2022

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

Convertible Notes

Below is a summary of our convertible notes outstanding as of June 30, 2021 (in millions):

2045 Cheniere Convertible Senior Notes
Aggregate original principal	$625

Debt component, net of discount and debt issuance costs	$319
Equity component	$194
Interest payment method	Cash
Conversion by us (1)	(2)
Conversion by holders (1)	(3)
Conversion basis	Cash and/or stock
Conversion value in excess of principal	$—
Maturity date	March 15, 2045
Contractual interest rate	4.25%
Effective interest rate (4)	9.4%
Remaining debt discount and debt issuance costs amortization period (5)	23.7 years

(1)Conversion is subject to various limitations and conditions, which have not been met as of the balance sheet date.
(2)Redeemable at any time at a redemption price payable in cash equal to the accreted amount of the $625 million aggregate principal amount of the 2045 Cheniere Convertible Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to such redemption date.
(3)Prior to December 15, 2044, convertible only under certain circumstances as specified in the indenture; thereafter, holders may convert their notes regardless of these circumstances. The conversion rate will initially equal 7.2265 shares of our common stock per $1,000 principal amount of the 2045 Cheniere Convertible Senior Notes,

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
which corresponds to an initial conversion price of approximately $138.38 per share of our common stock (subject to adjustment upon the occurrence of certain specified events).
(4)Rate to accrete the discounted carrying value of the convertible notes to the face value over the remaining amortization period.
(5)We amortize any debt discount and debt issuance costs using the effective interest over the period through contractual maturity.

Restrictive Debt Covenants

The indentures governing our senior notes and other agreements underlying our debt contain customary terms and events of default and certain covenants that, among other things, may limit us, our subsidiaries’ and its restricted subsidiaries’ ability to make certain investments or pay dividends or distributions.

As of June 30, 2021, each of our issuers was in compliance with all covenants related to their respective debt agreements.

Interest Expense

Total interest expense, net of capitalized interest, including interest expense related to our convertible notes, consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest cost on convertible notes:
Interest per contractual rate	$11	$57	$23	$120
Amortization of debt discount	3	20	8	34
Amortization of debt issuance costs	—	4	—	7
Total interest cost related to convertible notes	14	81	31	161
Interest cost on debt and finance leases excluding convertible notes	387	388	787	779
Total interest cost	401	469	818	940
Capitalized interest	(33)	(62)	(94)	(121)
Total interest expense, net of capitalized interest	$368	$407	$724	$819

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our debt (in millions):

	June 30, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes — Level 2 (1)	$24,700	$27,503	$24,700	$27,897
Senior notes — Level 3 (2)	2,771	3,350	2,771	3,423
Credit facilities — Level 3 (3)	2,791	2,791	2,915	2,915
2021 Cheniere Convertible Notes — Level 3 (2)	—	—	476	480
2045 Cheniere Convertible Senior Notes — Level 1 (4)	625	527	625	496

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 11—LEASES

Our leased assets consist primarily of LNG vessel time charters (“vessel charters”) and additionally include tug vessels, office space and facilities and land sites. All of our leases are classified as operating leases except for our tug vessels supporting the Corpus Christi LNG Terminal, which are classified as finance leases.

The following table shows the classification and location of our right-of-use assets and lease liabilities on our Consolidated Balance Sheets (in millions):

		June 30,	December 31,
	Consolidated Balance Sheets Location	2021	2020
Right-of-use assets—Operating	Operating lease assets	$1,698	$759
Right-of-use assets—Financing	Property, plant and equipment, net of accumulated depreciation	52	53
Total right-of-use assets		$1,750	$812

Current operating lease liabilities	Current operating lease liabilities	$365	$161
Current finance lease liabilities	Other current liabilities	2	2
Non-current operating lease liabilities	Operating lease liabilities	1,332	597
Non-current finance lease liabilities	Finance lease liabilities	57	57
Total lease liabilities		$1,756	$817

The following table shows the classification and location of our lease costs on our Consolidated Statements of Operations (in millions):

	Consolidated Statements of Operations Location	Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Operating lease cost (a)	Operating costs and expenses (1)	$145	$98	$296	$239
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	1	1	2	2
Interest on lease liabilities	Interest expense, net of capitalized interest	3	3	5	5
Total lease cost		$149	$102	$303	$246

(a) Included in operating lease cost:
Short-term lease costs		$30	$16	$81	$51
Variable lease costs		11	4	13	9

(1)    Presented in cost of sales, operating and maintenance expense or selling, general and administrative expense consistent with the nature of the asset under lease.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Future annual minimum lease payments for operating and finance leases as of June 30, 2021 are as follows (in millions):

Years Ending December 31,	Operating Leases (1)	Finance Leases
2021	$227	$5
2022	397	10
2023	358	10
2024	313	10
2025	213	10
Thereafter	448	127
Total lease payments	1,956	172
Less: Interest	(259)	(113)
Present value of lease liabilities	$1,697	$59

(1)    Does not include $984 million of legally binding minimum lease payments primarily for vessel charters which were executed as of June 30, 2021 but will commence in future periods primarily in the next year and have fixed minimum lease terms of up to seven years.

The following table shows the weighted-average remaining lease term and the weighted-average discount rate for our operating leases and finance leases:

	June 30, 2021		December 31, 2020
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	6.4	17.2	8.2	17.7
Weighted-average discount rate (1)	4.1%	16.2%	5.4%	16.2%

(1)The finance leases commenced prior to the adoption of the current leasing standard under GAAP. In accordance with previous accounting guidance, the implied rate is based on the fair value of the underlying assets.

The following table includes other quantitative information for our operating and finance leases (in millions):

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$201	$157
Operating cash flows used in finance leases	5	5
Right-of-use assets obtained in exchange for operating lease liabilities	1,112	246

LNG Vessel Subcharters

From time to time, we sublease certain LNG vessels under charter to third parties while retaining our existing obligation to the original lessor. As of June 30, 2021 and December 31, 2020, we had $4 million and zero, respectively, in future minimum sublease payments to be received from LNG vessel subcharters. The following table shows the sublease income recognized in other revenues on our Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fixed income	$8	$15	$11	$52
Variable income	5	8	6	23
Total sublease income	$13	$23	$17	$75

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 12—REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue earned from contracts with customers during the three and six months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
LNG revenues (1)	$3,297	$2,340	$6,336	$4,744
Regasification revenues	67	68	134	135
Other revenues	24	16	44	38
Total revenues from customers	3,388	2,424	6,514	4,917
Net derivative gain (loss) (2)	(384)	(45)	(424)	119
Other (3)	13	23	17	75
Total revenues	$3,017	$2,402	$6,107	$5,111

(1)    LNG revenues include revenues for LNG cargoes in which our customers exercised their contractual right to not take delivery but remained obligated to pay fixed fees irrespective of such election. During the three and six months ended June 30, 2020, we recognized $708 million and $761 million, respectively, in LNG revenues associated with LNG cargoes for which customers notified us that they would not take delivery, of which $458 million would have been recognized subsequent to June 30, 2020 had the cargoes been lifted pursuant to the delivery schedules with the customers. LNG revenues during the three months ended June 30, 2020 and six months ended June 30, 2021 excluded $53 million and $38 million, respectively, that would have otherwise been recognized during the quarter if the cargoes were lifted pursuant to the delivery schedules with the customers. We did not have revenues associated with LNG cargoes for which customers notified us that they would not take delivery during the three and six months ended June 30, 2021. Revenue is generally recognized upon receipt of irrevocable notice that a customer will not take delivery because our customers have no contractual right to take delivery of such LNG cargo in future periods and our performance obligations with respect to such LNG cargo have been satisfied.
(2)    See Note 6—Derivative Instruments for additional information about our derivatives.
(3)    Includes revenues from LNG vessel subcharters. See Note 11—Leases for additional information about our subleases.

Contract Assets and Liabilities

The following table shows our contract assets, net of current expected credit losses, which are classified as other current assets and other non-current assets, net on our Consolidated Balance Sheets (in millions):

	June 30,	December 31,
	2021	2020
Contract assets, net of current expected credit losses	$109	$80

Contract assets represent our right to consideration for transferring goods or services to the customer under the terms of a sales contract when the associated consideration is not yet due. Changes in contract assets during the six months ended June 30, 2021 were primarily attributable to revenue recognized due to the delivery of LNG under certain SPAs for which the associated consideration was not yet due.

The following table reflects the changes in our contract liabilities, which we classify as deferred revenue on our Consolidated Balance Sheets (in millions):

Six Months Ended June 30, 2021
Deferred revenue, beginning of period	$138
Cash received but not yet recognized in revenue	105
Revenue recognized from prior period deferral	(138)
Deferred revenue, end of period	$105

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$101.1	10	$102.3	10
Regasification revenues	2.0	4	2.1	5
Total revenues	$103.1		$104.4

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
(2)The table above excludes substantially all variable consideration under our SPAs and TUAs. We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Approximately 53% and 26% of our LNG revenues from contracts included in the table above during the three months ended June 30, 2021 and 2020, respectively, and approximately 52% and 34% of our LNG revenues from contracts included in the table above during the six months ended June 30, 2021 and 2020, respectively, were related to variable consideration received from customers. During each of the three and six months ended June 30, 2021, approximately 5% of our regasification revenues were related to variable consideration received from customers and during each of the three and six months ended June 30, 2020, approximately 6% of our regasification revenues were related to variable consideration received from customers.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
SPL Natural Gas Supply Agreement

The term of the SPL agreement is for five years, which can commence no earlier than November 1, 2021 and no later than November 1, 2022, following the achievement of contractually-defined conditions precedent. As of both June 30, 2021 and December 31, 2020, the notional amount for this agreement was 91 TBtu and had a fair value of zero.

CCL Natural Gas Supply Agreement

The term of the CCL agreement extends through March 2022. Under this agreement, CCL recorded $13 million in accrued liabilities, as of both June 30, 2021 and December 31, 2020.

The Liquefaction Supply Derivatives related to this agreement are recorded on our Consolidated Balance Sheets as follows (in millions, except notional amount):

	June 30,	December 31,
	2021	2020
Current derivative assets	$4	$3
Derivative assets	7	1

Notional amount (in TBtu)	132	60

We recorded the following amounts on our Consolidated Statements of Operations during the three and six months ended June 30, 2021 and 2020 related to this agreement (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of sales (a)	$36	$25	$71	$48

(a) Included in costs of sales:
Liquefaction Supply Derivative gain	$6	$1	$7	$2

Natural Gas Transportation and Storage Agreements

SPL is party to various natural gas transportation and storage agreements and CTPL is party to an operational balancing agreement with a related party in the ordinary course of business for the operation of the SPL Project, with initial primary terms of up to 10 years with extension rights. This related party is partially owned by Brookfield Asset Management, Inc., who indirectly acquired a portion of Cheniere Partners’ limited partner interests in September 2020. We recorded operating and maintenance expense of $12 million and $22 million and cost of sales of $1 million and $1 million during the three and six months ended June 30, 2021, respectively, and accrued liabilities of $4 million as of both June 30, 2021 and December 31, 2020 with this related party.

Operation and Maintenance Service Agreements

Cheniere LNG O&M Services, LLC (“O&M Services”), our wholly owned subsidiary, provides the development, construction, operation and maintenance services to Midship Pipeline pursuant to agreements in which O&M Services receives an agreed upon fee and reimbursement of costs incurred. O&M Services recorded $1 million and $3 million in the three months ended June 30, 2021 and 2020, respectively, and $3 million and $6 million in the six months ended June 30, 2021 and 2020, respectively, of other revenues and $1 million and $2 million of accounts receivable as of June 30, 2021 and December 31, 2020, respectively, for services provided to Midship Pipeline under these agreements.

NOTE 14—INCOME TAXES

We recorded an income tax benefit of $93 million and $4 million during the three and six months ended June 30, 2021, respectively, and an income tax provision of $63 million and $194 million during the three and six months ended June 30, 2020, respectively. The effective tax rates for the three and six months ended June 30, 2021 were 41.5% and (0.9)%, respectively, and do not bear a customary relationship to statutory income tax rates due to a combination of factors including income

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
allocated to non-controlling interest that is not taxable to Cheniere and a $58 million discrete tax benefit related to releasing a portion of our valuation allowance caused by a change in tax law allowing for indefinite Louisiana net operating loss (“NOL”) carryover. The effective tax rates for the three and six months ended June 30, 2020 were 13.5% and 16.2%, respectively, which were lower than the 21% federal statutory tax rate primarily due to income allocated to non-controlling interest that is not taxable to Cheniere, partially offset by a $38 million discrete tax expense related to an internal restructuring.

NOTE 15—SHARE-BASED COMPENSATION

We have granted restricted stock shares, restricted stock units, performance stock units and phantom units to employees and non-employee directors under the 2011 Incentive Plan, as amended (the “2011 Plan”) and the 2020 Incentive Plan. For the six months ended June 30, 2021, we granted 1.5 million restricted stock units and 0.3 million performance stock units at target performance under the 2020 Plan to certain employees. Additionally, 0.2 million incremental shares of our common stock were issued based on performance results from previously-granted performance stock unit awards.

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

Total share-based compensation consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Share-based compensation costs, pre-tax:
Equity awards	$31	$31	$64	$60
Liability awards	1	1	2	1
Total share-based compensation	32	32	66	61
Capitalized share-based compensation	(1)	(3)	(3)	(4)
Total share-based compensation expense	$31	$29	$63	$57
Tax benefit associated with share-based compensation expense	$1	$1	$27	$19

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table reconciles basic and diluted weighted average common shares outstanding for the three and six months ended June 30, 2021 and 2020 (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) attributable to common stockholders	$(329)	$197	$64	$572

Weighted average common shares outstanding:
Basic	253.5	252.1	253.2	252.6
Dilutive unvested stock	—	0.3	1.5	0.7
Diluted	253.5	252.4	254.7	253.3

Net income (loss) per share attributable to common stockholders—basic (1)	$(1.30)	$0.78	$0.25	$2.27
Net income (loss) per share attributable to common stockholders—diluted (1)	$(1.30)	$0.78	$0.25	$2.26

(1)    Earnings per share in the table may not recalculate exactly due to rounding because it is calculated based on whole numbers, not the rounded numbers presented.

Potentially dilutive securities that were not included in the diluted net income (loss) per share computations because their effects would have been anti-dilutive were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Unvested stock (1)	1.5	2.8	—	2.5
2045 Cheniere Convertible Senior Notes	4.5	4.5	4.5	4.5
Total potentially dilutive common shares	6.0	7.3	4.5	7.0

(1)Includes the impact of unvested shares containing performance conditions to the extent that the underlying performance conditions are satisfied based on actual results as of the respective dates.

NOTE 17—CUSTOMER CONCENTRATION

The following table shows external customers with revenues of 10% or greater of total revenues from external customers and external customers with accounts receivable, net of current expected credit losses and contract assets, net of current expected credit losses balances of 10% or greater of total accounts receivable, net of current expected credit losses and contract assets, net of current expected credit losses from external customers:

	Percentage of Total Revenues from External Customers				Percentage of Accounts Receivable, Net and Contract Assets, Net from External Customers
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2021	2020	2021	2020	2021	2020
Customer A	14%	15%	15%	15%	*	14%
Customer B	12%	12%	12%	10%	*	12%
Customer C	*	10%	11%	*	*	*

* Less than 10%

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 18—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Six Months Ended June 30,
	2021	2020
Cash paid during the period for interest on debt, net of amounts capitalized	$675	$750
Cash paid for income taxes, net of refunds	1	1

The balance in property, plant and equipment, net of accumulated depreciation funded with accounts payable and accrued liabilities was $264 million and $222 million as of June 30, 2021 and 2020, respectively.

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
•Results of Operations
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Summary of Critical Accounting Estimates
•Recent Accounting Standards

Overview of Business

Cheniere, a Delaware corporation, is a Houston-based energy infrastructure company primarily engaged in LNG-related businesses. We provide clean, secure and affordable LNG to integrated energy companies, utilities and energy trading companies around the world. We aspire to conduct our business in a safe and responsible manner, delivering a reliable, competitive and integrated source of LNG to our customers. We own and operate the Sabine Pass LNG terminal in Louisiana, one of the largest LNG production facilities in the world, through our ownership interest in and management agreements with Cheniere Partners, which is a publicly traded limited partnership that we created in 2007. As of June 30, 2021, we owned 100% of the general partner interest and 48.6% of the limited partner interest in Cheniere Partners. We also own and operate the Corpus Christi LNG terminal in Texas, which is wholly owned by us.

Cheniere Partners owns the Sabine Pass LNG terminal located in Cameron Parish, Louisiana, which has natural gas liquefaction facilities consisting of five operational natural gas liquefaction Trains and one additional Train under construction that is expected to be substantially completed in the first half of 2022, for a total production capacity of approximately 30 mtpa of LNG (the “SPL Project”). The Sabine Pass LNG terminal also has operational regasification facilities that include five LNG storage tanks with aggregate capacity of approximately 17 Bcfe, two existing marine berths and one under construction that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters and vaporizers with regasification capacity of approximately 4 Bcf/d. Cheniere Partners also owns a 94-mile pipeline through its subsidiary, CTPL, that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines.

We also own the Corpus Christi LNG terminal near Corpus Christi, Texas, and currently operate three Trains for a total production capacity of approximately 15 mtpa of LNG. Additionally, we operate a 23-mile natural gas supply pipeline that interconnects the Corpus Christi LNG terminal with several interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline” and together with the Trains, the “CCL Project”) through our subsidiaries CCL and CCP, respectively, as part of the CCH Group. The CCL Project also contains three LNG storage tanks with aggregate capacity of approximately 10 Bcfe and two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters.

We have contracted approximately 85% of the total production capacity from the SPL Project and the CCL Project (collectively, the “Liquefaction Projects”) on a term basis, with approximately 17 years of weighted average remaining life as of June 30, 2021. This includes volumes contracted under SPAs in which the customers are required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, as well as a portion of volumes contracted under integrated production marketing (“IPM”) gas supply agreements.

Additionally, separate from the CCH Group, we are developing an expansion of the Corpus Christi LNG terminal adjacent to the CCL Project (“Corpus Christi Stage 3”) through our subsidiary CCL Stage III for up to seven midscale Trains with an expected total production capacity of approximately 10 mtpa of LNG. We received approval from FERC in November 2019 to site, construct and operate the expansion project. CCL Stage III has entered into various IPM gas supply agreements.

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

Additionally, we are committed to the responsible and proactive management of our most important environmental, social and governance (“ESG”) impacts, risks and opportunities. We published our 2020 Corporate Responsibility (“CR”) report, which details our strategy and progress on ESG issues, as well as our efforts on integrating climate considerations into our business strategy and taking a leadership position on increased environmental transparency, including conducting a climate scenario analysis and our plan to provide LNG customers with Cargo Emission Tags. Our CR report is available at cheniere.com/IMPACT.

Overview of Significant Events

Our significant events since January 1, 2021 and through the filing date of this Form 10-Q include the following:
Strategic
•In July 2021, CCL Stage III entered into an IPM gas supply agreement with Tourmaline Oil Marketing Corp. to purchase 140,000 MMBtu per day of natural gas at a price based on the Platts Japan Korea Marker (“JKM”), for a term of approximately 15 years beginning in early 2023.
•On July 1, 2021, the board of directors of the Company (the “Board”) appointed Mses. Patricia K. Collawn and Lorraine Mitchelmore to serve as members of the Board. Ms. Collawn was appointed to the Audit Committee and the Compensation Committee of the Board, and Ms. Mitchelmore was appointed to the Audit Committee and the Governance and Nominating Committee of the Board.
•Our subsidiaries entered into SPAs with multiple counterparties for portfolio volumes aggregating approximately 12 million tonnes of LNG to be delivered between 2021 and 2032.
Operational
•As of July 31, 2021, approximately 1,675 cumulative LNG cargoes totaling approximately 115 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Projects.
•On March 26, 2021, substantial completion of Train 3 of the CCL Project was achieved.
Financial
•We completed the following financing transactions:
◦During 2021, SPL entered into a series of note purchase agreements for the sale of approximately $347 million aggregate principal amount of Senior Secured Notes due 2037 (the “2037 SPL Private Placement Senior Secured Notes”) on a private placement basis. The 2037 SPL Private Placement Senior Secured Notes are expected to be issued in the second half of 2021, subject to customary closing conditions, and the net proceeds will be used to strategically refinance a portion of SPL’s outstanding 6.25% SPL Senior Secured

Notes due 2022 and pay related fees, costs and expenses. The 2037 SPL Private Placement Senior Secured Notes will be fully amortizing, with a weighted average life of over 10 years.
◦In March 2021, Cheniere Partners issued an aggregate principal amount of approximately $1.5 billion of 4.000% Senior Notes due 2031 (the “2031 CQP Senior Notes”). The net proceeds of the 2031 CQP Senior Notes, along with cash on hand, were used to refinance the 5.250% Senior Notes due 2025 (the “2025 CQP Senior Notes”) and to pay fees and expenses in connection with the refinancing.
•During the six months ended June 30, 2021, in line with our previously announced capital allocation priorities, we fully repaid the $624 million of total outstanding indebtedness under Cheniere’s term loan facility (“Cheniere Term Loan Facility”) and Cheniere’s 4.875% convertible notes due May 2021 (“2021 Cheniere Convertible Notes”) with $500 million of available cash and the remainder from borrowings under the Cheniere Revolving Credit Facility.
•In January 2021, the term commenced on Cheniere Marketing International LLP’s 25 year SPA with CPC Corporation, Taiwan.
•In February 2021, Fitch Ratings (“Fitch”) changed the outlook of SPL’s senior secured notes rating to positive from stable and the outlook of Cheniere Partners’ long-term issuer default rating and senior unsecured notes rating to positive from stable.
•In April 2021, S&P Global Ratings changed the outlook of Cheniere and Cheniere Partners’ ratings to positive from negative.

Results of Operations

The following charts summarize the total revenues and total LNG volumes loaded from our Liquefaction Projects (including both operational and commissioning volumes) during the six months ended June 30, 2021 and 2020:

The following table summarizes the volumes of operational and commissioning LNG cargoes that were loaded from the Liquefaction Projects, which were recognized on our Consolidated Financial Statements during the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
(in TBtu)	Operational	Commissioning	Operational	Commissioning
Volumes loaded during the current period	499	—	947	28
Volumes loaded during the prior period but recognized during the current period	32	6	26	3
Less: volumes loaded during the current period and in transit at the end of the period	(23)	—	(23)	—
Total volumes recognized in the current period	508	6	950	31

Net income attributable to common stockholders

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except per share data)	2021	2020	Change	2021	2020	Change
Net income (loss) attributable to common stockholders	$(329)	$197	$(526)	$64	$572	$(508)
Net income (loss) per share attributable to common stockholders—basic	(1.30)	0.78	(2.08)	0.25	2.27	(2.02)
Net income (loss) per share attributable to common stockholders—diluted	(1.30)	0.78	(2.08)	0.25	2.26	(2.01)

Net income attributable to common stockholders decreased by $526 million and $508 million during the three and six months ended June 30, 2021, respectively, from the comparable periods in 2020, primarily as a result of a $472 million and $886 million increase in derivative-related after-tax losses attributable to common stockholders for the three and six months ended June 30, 2021, respectively. The derivative-related losses in the three and six months ended June 30, 2021 were mainly the result of $674 million and $748 million, respectively, of pre-tax derivative losses, primarily on our commodity derivatives as a result of unfavorable shifts in international forward commodity curves. Additionally, during the three months ended June 30, 2021 compared to the comparable period in 2020, margins declined due to the non-recurrence, during the three months ended June 30, 2021, of accelerated revenues recognized from LNG cargoes for which customers notified us that they would not take delivery, which were partially offset by increased revenue on increased volume of LNG delivered. During the six months ended June 30, 2021, the decrease in net income attributable to common stockholders due to losses in derivatives was partially offset by increased commodity margins per MMBtu on volumes delivered, due to both increased revenue per MMBtu and volumes delivered, as well as higher than normal contributions from LNG and natural gas portfolio optimization activities due to significant volatility in LNG and natural gas markets during the six months ended June 30, 2021. This was partially offset by the non-recurrence, during the six months ended June 30, 2021, of accelerated revenues recognized from LNG cargoes for which customers notified us that they would not take delivery.

We enter into derivative instruments to manage our exposure to (1) changing interest rates, (2) commodity-related marketing and price risks, including those associated with our IPM transactions, and (3) foreign exchange volatility. Derivative instruments are reported at fair value on our Consolidated Financial Statements. In some cases, the underlying transactions being economically hedged are accounted for under the accrual method of accounting, whereby revenues and expenses are recognized only upon delivery, receipt or realization of the underlying transaction. Because the recognition of derivative instruments at fair value has the effect of recognizing gains or losses relating to future period exposure, use of derivative instruments may increase the volatility of our results of operations based on changes in market pricing, counterparty credit risk and other relevant factors.

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2021	2020	Change	2021	2020	Change
LNG revenues	$2,913	$2,295	$618	$5,912	$4,863	$1,049
Regasification revenues	67	68	(1)	134	135	(1)
Other revenues	37	39	(2)	61	113	(52)
Total revenues	$3,017	$2,402	$615	$6,107	$5,111	$996

Total revenues increased during the three and six months ended June 30, 2021 from the comparable periods in 2020, primarily as a result of increased revenues per MMBtu and higher volume of LNG delivered between the periods due to the non-recurrence of notification by our customers to not take delivery of scheduled LNG during the three and six months ended June 30, 2021. Revenues per MMBtu of LNG was higher due to improved market prices recognized by our integrated marketing function and as a result of variable fees that are received in addition to fixed fees when the customers take delivery of the cargo as opposed to exercising their contractual right to not take delivery. During the three and six months ended June 30, 2020, we recognized $708 million and $761 million, respectively, in LNG revenues associated with LNG cargoes for which customers notified us that they would not take delivery, of which $458 million would have been recognized subsequent to June 30, 2020 had the cargoes been lifted pursuant to the delivery schedules with the customers. LNG revenues during the three months ended June 30, 2020 and six months ended June 30, 2021 excluded $53 million and $38 million, respectively, that would have otherwise been recognized during the quarter if the cargoes were lifted pursuant to the delivery schedules with the customers. We did not have revenues associated with LNG cargoes for which customers notified us that they would not take delivery during the three and six months ended June 30, 2021.
Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. During the three and six months ended June 30, 2021, we realized offsets to LNG terminal costs of $36 million and $227 million, corresponding to 6 and 31 TBtu, respectively, that were related to the sale of commissioning cargoes from the Liquefaction Projects. We did not realize any offsets to LNG terminal costs during the three and six months ended June 30, 2020.

Also included in LNG revenues are sales of certain unutilized natural gas procured for the liquefaction process and gains and losses from derivative instruments, which include the realized value associated with a portion of derivative instruments that settle through physical delivery. We recognized revenues (offsets to revenues) of $(340) million and $61 million during the three months ended June 30, 2021 and 2020, respectively, and $(276) million and $273 million during the six months ended June 30, 2021 and 2020, respectively, related to these transactions.

We expect our LNG revenues to increase in the future with Train 3 of the CCL Project now fully operational and upon Train 6 of the SPL Project becoming operational.

The following table presents the components of LNG revenues and the corresponding LNG volumes sold:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
LNG revenues (in millions):
LNG from the Liquefaction Projects sold under third party long-term agreements (1)	$2,482	$1,244	$4,801	$3,151
LNG from the Liquefaction Projects sold by our integrated marketing function under short-term agreements	683	150	1,202	475
LNG procured from third parties	88	132	185	203
LNG revenues associated with cargoes not delivered per customer notification (2)	—	708	—	761
Other revenues and net derivative gains (losses)	(340)	61	(276)	273
Total LNG revenues	$2,913	$2,295	$5,912	$4,863

Volumes delivered as LNG revenues (in TBtu):
LNG from the Liquefaction Projects sold under third party long-term agreements (1)	403	253	784	619
LNG from the Liquefaction Projects sold by our integrated marketing function under short-term agreements	105	52	166	145
LNG procured from third parties	14	34	28	48
Total volumes delivered as LNG revenues	522	339	978	812

(1)     Long-term agreements include agreements with an initial tenure of 12 months or more.
(2)    LNG revenues include revenues with no corresponding volumes due to revenues attributable to LNG cargoes for which customers notified us that they would not take delivery.

Operating costs and expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2021	2020	Change	2021	2020	Change
Cost of sales	$2,154	$803	$1,351	$3,540	$1,527	$2,013
Operating and maintenance expense	385	355	30	707	671	36
Development expense	2	1	1	3	5	(2)
Selling, general and administrative expense	73	73	—	154	154	—
Depreciation and amortization expense	258	233	25	494	466	28
Impairment expense and loss (gain) on disposal of assets	(1)	—	(1)	(1)	5	(6)
Total operating costs and expenses	$2,871	$1,465	$1,406	$4,897	$2,828	$2,069

Our total operating costs and expenses increased during the three and six months ended June 30, 2021 from the comparable periods in 2020, primarily as a result of increased cost of sales.

Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Projects, to the extent those costs are not utilized for the commissioning process. Cost of sales increased during the three and six months ended June 30, 2021 from the comparable 2020 periods, primarily due to increased pricing of natural gas feedstock and increased volume of LNG produced, as well as unfavorable changes in our commodity derivatives to secure natural gas feedstock for the Liquefaction Projects driven by unfavorable shifts in international forward commodity curves. Partially offsetting these increases were decreases in net costs associated with the sale of certain unutilized natural gas procured for the liquefaction process and a portion of derivative instruments that settle through physical delivery. Cost of sales also includes port and canal fees, variable transportation and storage costs, net of margins from the sale of natural gas procured for the liquefaction process and other costs to convert natural gas into LNG.

We expect our operating costs and expenses to generally increase in the future upon Train 6 of the SPL Project achieving substantial completion, although we expect certain costs will not proportionally increase with the number of operational Trains as cost efficiencies will be realized.

Other expense (income)

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2021	2020	Change	2021	2020	Change
Interest expense, net of capitalized interest	$368	$407	$(39)	$724	$819	$(95)
Loss on modification or extinguishment of debt	4	43	(39)	59	44	15
Interest rate derivative loss, net	2	25	(23)	1	233	(232)
Other income, net	(4)	(5)	1	(10)	(14)	4
Total other expense	$370	$470	$(100)	$774	$1,082	$(308)

Interest expense, net of capitalized interest, decreased during the three and six months ended June 30, 2021 from the comparable 2020 periods as a result of lower interest costs as a result of refinancing higher cost debt. During the three months ended June 30, 2021 and 2020, we incurred $401 million and $469 million of total interest cost, respectively, of which we capitalized $33 million and $62 million, respectively, which was primarily related to interest costs incurred for the construction of the Liquefaction Projects. During the six months ended June 30, 2021 and 2020, we incurred $818 million and $940 million of total interest cost, respectively, of which we capitalized $94 million and $121 million, respectively, which was primarily related to interest costs incurred for the construction of the Liquefaction Projects.

Loss on modification or extinguishment of debt decreased during the three months ended June 30, 2021 and increased during the six months ended June 30, 2021 from the respective comparable periods in 2020. During the three months ended June 30, 2021, we recognized $4 million of debt extinguishment costs relating to the termination of the Cheniere Term Loan Facility and in the six months ended June 30, 2021, we further recognized $54 million of debt extinguishment costs relating to the payment of early redemption fees and premiums and write off of unamortized debt issuance costs with the redemption of the 2025 CQP Senior Notes. Loss on modification or extinguishment of debt recognized in 2020 was primarily attributable to $43 million of debt extinguishment costs relating to the payment of early redemption fees and write off of unamortized debt premiums and issuance costs associated with the 5.625% Senior Secured Notes due 2021 (“2021 SPL Senior Notes”).

Interest rate derivative loss, net decreased during the three and six months ended June 30, 2021 compared to the comparable 2020 periods, primarily due to a favorable shift in the long-term forward LIBOR curve between the periods and the settlement of certain outstanding derivatives in August 2020.

Income tax provision (benefit)

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2021	2020	Change	2021	2020	Change
Income (loss) before income taxes and non-controlling interest	$(224)	$467	$(691)	$436	$1,201	$(765)
Income tax provision (benefit)	(93)	63	(156)	(4)	194	(198)
Effective tax rate	41.5%	13.5%		(0.9)%	16.2%

The effective tax rates for the three and six months ended June 30, 2021 were 41.5% and (0.9)%, respectively, and do not bear a customary relationship to statutory income tax rates due to a combination of factors including income allocated to non-controlling interest that is not taxable to Cheniere and a $58 million discrete tax benefit related to releasing a portion of our valuation allowance caused by a change in tax law allowing for indefinite Louisiana net operating loss (“NOL”) carryover. The effective tax rates for the three and six months ended June 30, 2020 were 13.5% and 16.2%, respectively, which were lower than the 21% federal statutory tax rate primarily due to income allocated to non-controlling interest that is not taxable to Cheniere, partially offset by a $38 million discrete tax expense related to an internal restructuring. Our effective tax rate may continue to experience volatility prospectively due to variability in our pre-tax and taxable earnings and the proportion of such earnings attributable to non-controlling interests.

Net income attributable to non-controlling interest

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2021	2020	Change	2021	2020	Change
Net income attributable to non-controlling interest	$198	$207	$(9)	$376	$435	$(59)

Net income attributable to non-controlling interest decreased during the three and six months ended June 30, 2021 from the three and six months ended June 30, 2020 primarily due to a decrease in consolidated net income recognized by Cheniere Partners, which decreased from $406 million in the three months ended June 30, 2020 to $395 million in the three months ended June 30, 2021 and decreased from $841 million in the six months ended June 30, 2020 to $742 million in the six months ended June 30, 2021.

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

The following table provides a summary of our liquidity position at June 30, 2021 and December 31, 2020 (in millions):

	June 30,	December 31,
	2021	2020
Cash and cash equivalents (1)	$1,806	$1,628
Restricted cash designated for the following purposes:
SPL Project	65	97
CCL Project	122	70
Other	237	282
Available commitments under the following credit facilities:
$1.2 billion Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement (the “2020 SPL Working Capital Facility”)	804	787
CQP Credit Facilities executed in 2019 (“2019 CQP Credit Facilities”)	750	750
$1.2 billion CCH Working Capital Facility (“CCH Working Capital Facility”)	907	767
$1.25 billion Cheniere Revolving Credit Facility (“Cheniere Revolving Credit Facility”)	1,116	1,126
Cheniere Term Loan Facility	—	372

(1)    Amounts presented include balances held by our consolidated variable interest entity (“VIE”), Cheniere Partners, as discussed in Note 8—Non-controlling Interest and Variable Interest Entity of our Notes to Consolidated Financial Statements. As of both June 30, 2021 and December 31, 2020, assets of Cheniere Partners, which are included in our Consolidated Balance Sheets, included $1.2 billion of cash and cash equivalents.

Sabine Pass LNG Terminal

Liquefaction Facilities

The SPL Project is one of the largest LNG production facilities in the world. Through Cheniere Partners, we are currently operating five Trains and two marine berths at the SPL Project, and are constructing one additional Train that is expected to be substantially completed in the first half of 2022, and a third marine berth. We have achieved substantial completion of the first five Trains of the SPL Project and commenced commercial operating activities for each Train at various times starting in May 2016. The following table summarizes the project completion and construction status of Train 6 of the SPL Project as of June 30, 2021:

SPL Train 6
Overall project completion percentage	89.6%
Completion percentage of:
Engineering	99.7%
Procurement	99.9%
Subcontract work	70.2%
Construction	79.3%
Date of expected substantial completion	1H 2022

The DOE has issued three orders authorizing the export of domestically produced LNG by vessel from the Sabine Pass LNG terminal to FTA countries and non-FTA countries through December 31, 2050, up to a combined total equivalent of approximately 1,509.3 Bcf/yr (approximately 30 mtpa) of natural gas.

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

In aggregate, the annual fixed fee portion to be paid by the third-party SPA customers is approximately $2.9 billion for Trains 1 through 5. After giving effect to an SPA that Cheniere has committed to provide to SPL and upon the date of first commercial delivery of Train 6, the annual fixed fee portion to be paid by the third-party SPA customers is expected to increase to at least $3.3 billion.

In addition, Cheniere Marketing has an agreement with SPL to purchase, at Cheniere Marketing’s option, any LNG produced by SPL in excess of that required for other customers. See Marketing section for additional information regarding agreements entered into by Cheniere Marketing.

Natural Gas Transportation, Storage and Supply

To ensure SPL is able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, it has entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL and third-party pipeline companies. SPL has entered into firm storage services agreements with third parties to assist in managing variability in natural gas needs for the SPL Project. SPL has also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the SPL Project. As of June 30, 2021, SPL had secured up to approximately 5,025 TBtu of natural gas feedstock through long-term and short-term natural gas supply contracts with remaining terms that range up to 10 years, a portion of which is subject to conditions precedent.

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

The total contract price of the EPC contract for Train 6 of the SPL Project is approximately $2.5 billion, including estimated costs for the third marine berth that is currently under construction. As of June 30, 2021, we have incurred $2.1 billion under this contract.

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

The remaining approximately 2 Bcf/d of capacity has been reserved under a TUA by SPL. SPL is obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million annually, prior to inflation adjustments, continuing until at least May 2036. SPL entered into a partial TUA assignment agreement with Total, whereby upon substantial completion of Train 5 of the SPL Project, SPL gained access to substantially all of Total’s capacity and other services provided under Total’s TUA with SPLNG. This agreement provides SPL with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity, permit SPL to more flexibly manage its LNG storage capacity and accommodate the development of Train 6. Notwithstanding any arrangements between Total and SPL, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA. During each of the three months ended June 30, 2021 and 2020, SPL recorded $33 million, and during each of the six months ended June 30, 2021 and 2020, SPL recorded $65 million, as operating and maintenance expense under this partial TUA assignment agreement.

Under each of these TUAs, SPLNG is entitled to retain 2% of the LNG delivered to the Sabine Pass LNG terminal.

Capital Resources

We currently expect that SPL’s capital resources requirements with respect to the SPL Project will be financed through project debt and borrowings, cash flows under the SPAs and equity contributions from Cheniere Partners. We believe that with the net proceeds of borrowings, available commitments under the 2020 SPL Working Capital Facility and 2019 CQP Credit Facilities, cash flows from operations and equity contributions from Cheniere Partners, SPL will have adequate financial resources available to meet its currently anticipated capital, operating and debt service requirements with respect to Trains 1 through 6 of the SPL Project. Additionally, SPLNG generates cash flows from the TUAs, as discussed above.

The following table provides a summary of our capital resources from borrowings and available commitments for the Sabine Pass LNG terminal, excluding equity contributions to our subsidiaries and cash flows from operations (as described in Sources and Uses of Cash), at June 30, 2021 and December 31, 2020 (in millions):

	June 30,	December 31,
	2021	2020
Senior notes (1)	$17,750	$17,750
Letters of credit issued (2)	396	413
Available commitments under credit facilities (2)	1,554	1,537
Total capital resources from borrowings and available commitments (3)	$19,700	$19,700

(1)    Includes SPL’s 6.25% Senior Secured Notes due 2022, 5.625% Senior Secured Notes due 2023, 5.75% Senior Secured Notes due 2024, 5.625% Senior Secured Notes due 2025, 5.875% Senior Secured Notes due 2026 (the “2026 SPL Senior Notes”), 5.00% Senior Secured Notes due 2027 (the “2027 SPL Senior Notes”), 4.200% Senior Secured Notes due 2028 (the “2028 SPL Senior Notes”), 4.500% Senior Secured Notes due 2030 (the “2030 SPL Senior Notes”) and 5.00% Senior Secured Notes due 2037 (the “2037 SPL Senior Notes”) (collectively, the “SPL Senior Notes”), as well as the 2025 CQP Senior Notes, $1.1 billion of 5.625% Senior Notes due 2026 (the “2026 CQP Senior Notes”), the 4.500% Senior Notes due 2029 (the “2029 CQP Senior Notes”) and the 2031 CQP Senior Notes (collectively, the “CQP Senior Notes”).
(2)     Consists of 2020 SPL Working Capital Facility and 2019 CQP Credit Facilities.
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

During 2021, SPL entered into a series of note purchase agreements for the sale of approximately $347 million aggregate principal amount of the 2037 SPL Private Placement Senior Secured Notes on a private placement basis. The 2037 SPL Private Placement Senior Secured Notes are expected to be issued in the second half of 2021, subject to customary closing conditions, and the net proceeds will be used to strategically refinance a portion of SPL’s outstanding 6.25% SPL Senior Secured Notes due 2022 and pay related fees, costs and expenses. The 2037 SPL Private Placement Senior Secured Notes will be fully amortizing, with a weighted average life of over 10 years.

2020 SPL Working Capital Facility

In March 2020, SPL entered into the 2020 SPL Working Capital Facility with aggregate commitments of $1.2 billion, which replaced the $1.2 billion Amended and Restated SPL Working Capital Facility (the “2015 SPL Working Capital Facility”). The 2020 SPL Working Capital Facility is intended to be used for loans to SPL, swing line loans to SPL and the issuance of letters of credit on behalf of SPL, primarily for (1) the refinancing of the 2015 SPL Working Capital Facility, (2) fees and expenses related to the 2020 SPL Working Capital Facility, (3) SPL and its future subsidiaries’ gas purchase obligations and (4) SPL and certain of its future subsidiaries’ general corporate purposes. SPL may, from time to time, request increases in the commitments under the 2020 SPL Working Capital Facility of up to $800 million. As of June 30, 2021 and December 31, 2020, SPL had $804 million and $787 million of available commitments and $396 million and $413 million aggregate amount of issued letters of credit, respectively. As of both June 30, 2021 and December 31, 2020, SPL had no outstanding borrowings under the 2020 SPL Working Capital Facility.

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

2019 CQP Credit Facilities

Cheniere Partners has a $750 million revolving credit facility under the 2019 CQP Credit Facilities. Borrowings under the 2019 CQP Credit Facilities will be used to fund the development and construction of Train 6 of the SPL Project and for general corporate purposes, subject to a sublimit, and the 2019 CQP Credit Facilities are also available for the issuance of letters of credit. As of both June 30, 2021 and December 31, 2020, Cheniere Partners had $750 million of available commitments and no letters of credit issued or loans outstanding under the 2019 CQP Credit Facilities.

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

Customers

CCL has entered into fixed price long-term SPAs generally with terms of 20 years (plus extension rights) and with a weighted average remaining contract length of approximately 18 years (plus extension rights) for Trains 1 through 3 of the CCL Project. Under these SPAs, the customers will purchase LNG from CCL on a free on board (“FOB”) basis for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG equal to approximately 115% of Henry Hub. The customers may elect to cancel or suspend deliveries of LNG cargoes, with advance notice as governed by each respective SPA, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension. We refer to the fee component that is applicable regardless of a cancellation or suspension of LNG cargo deliveries under the SPAs as the fixed fee component of the price under our SPAs. We refer to the fee component that is applicable only in connection with LNG cargo deliveries as the variable fee component of the price under our SPAs. The variable fee under CCL’s SPAs entered into in connection with the development of the CCL Project was sized at the time of entry into each SPA with the intent to cover the costs of gas purchases and transportation and liquefaction fuel to produce the LNG to be sold under each such SPA. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA generally commences upon the date of first commercial delivery for the applicable Train, as specified in each SPA.
In aggregate, the minimum annual fixed fee portion to be paid by the third-party SPA customers is approximately $1.8 billion for Trains 1 through 3.

In addition, Cheniere Marketing has agreements with CCL to purchase: (1) approximately 15 TBtu per annum of LNG with a term through 2043, (2) any LNG produced by CCL in excess of that required for other customers at Cheniere Marketing’s option and (3) approximately 44 TBtu of LNG with a maximum term up to 2026 associated with the IPM gas supply agreement between CCL and EOG Resources, Inc. See Marketing section for additional information regarding agreements entered into by Cheniere Marketing.

Natural Gas Transportation, Storage and Supply

To ensure CCL is able to transport adequate natural gas feedstock to the Corpus Christi LNG terminal, it has entered into transportation precedent agreements to secure firm pipeline transportation capacity with CCP and certain third-party pipeline companies. CCL has entered into a firm storage services agreement with a third party to assist in managing variability in natural gas needs for the CCL Project. CCL has also entered into enabling agreements and long-term natural gas supply contracts with third parties, and will continue to enter into such agreements, in order to secure natural gas feedstock for the CCL Project. As of June 30, 2021, CCL had secured up to approximately 2,980 TBtu of natural gas feedstock through long-term natural gas supply contracts with remaining terms that range up to 10 years, a portion of which is subject to the achievement of certain project milestones and other conditions precedent.

CCL Stage III has also entered into long-term natural gas supply contracts with third parties, and anticipates continuing to enter into such agreements, in order to secure natural gas feedstock for Corpus Christi Stage 3. As of June 30, 2021, CCL Stage III had secured up to approximately 2,361 TBtu of natural gas feedstock through long-term natural gas supply contracts with remaining terms that range up to approximately 15 years, which is subject to the achievement of certain project milestones and other conditions precedent.

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

Capital Resources

The following table provides a summary of the capital resources of the CCH Group from borrowings and available commitments for the CCL Project, excluding equity contributions from Cheniere, at June 30, 2021 and December 31, 2020 (in millions):

	June 30,	December 31,
	2021	2020
Senior notes (1)	$7,721	$7,721
Credit facilities outstanding balance (2)	2,627	2,767
Letters of credit issued (2)	293	293
Available commitments under credit facilities (2)	907	767
Total capital resources from borrowings and available commitments (3)	$11,548	$11,548

(1)        Includes CCH’s 7.000% Senior Secured Notes due 2024, 5.875% Senior Secured Notes due 2025, 5.125% Senior Secured Notes due 2027, 3.700% Senior Secured Notes due 2029, 4.80% Senior Secured Notes due 2039, 3.925% Senior Secured Notes due 2039 and 3.52% CCH Senior Secured Notes (collectively, the “CCH Senior Notes”).
(2)        Includes CCH’s amended and restated credit facility (the “CCH Credit Facility”) and the CCH Working Capital Facility.
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

CCH Credit Facility

CCH has total commitments under the CCH Credit Facility of $6.1 billion. The obligations of CCH under the CCH Credit Facility are secured by a first priority lien on substantially all of the assets of CCH and its subsidiaries and by a pledge by CCH HoldCo I of its limited liability company interests in CCH. As of both June 30, 2021 and December 31, 2020, CCH had no available commitments and $2.6 billion of loans outstanding under the CCH Credit Facility.

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

CCH Working Capital Facility

CCH has total commitments under the CCH Working Capital Facility of $1.2 billion. The CCH Working Capital Facility is intended to be used for loans to CCH (“CCH Working Capital Loans”) and the issuance of letters of credit on behalf of CCH for certain working capital requirements related to developing and operating the CCL Project and for related business purposes. Loans under the CCH Working Capital Facility are guaranteed by the CCH Guarantors. CCH may, from time to time, request increases in the commitments under the CCH Working Capital Facility of up to the maximum allowed for working capital under the Common Terms Agreement that was entered into concurrently with the CCH Credit Facility. As of June 30, 2021 and December 31, 2020, CCH had $907 million and $767 million of available commitments and zero and $140 million of loans outstanding under the CCH Working Capital Facility, respectively. CCH had $293 million aggregate amount of issued letters of credit under the CCH Working Capital Facility as of both June 30, 2021 and December 31, 2020.

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

Cheniere

Senior Notes

We have an aggregate principal amount of $2.0 billion of the 4.625% Senior Secured Notes due 2028 (the “2028 Cheniere Senior Notes”), the proceeds of which were used to prepay a portion of the outstanding indebtedness under the Cheniere Term Loan Facility and to pay related fees and expenses. The associated indentures (“Cheniere Indenture”) contain customary terms and events of default and certain covenants that, among other things, limit our ability to create liens or other encumbrances, enter into sale-leaseback transactions and merge or consolidate with other entities or sell all or substantially all of our assets. The Cheniere Indenture covenants are subject to a number of important limitations and exceptions.

At any time prior to October 15, 2023, we may redeem all or a part of the 2028 Cheniere Senior Notes at a redemption price equal to 100% of the aggregate principal amount thereof, plus the “applicable premium” and accrued and unpaid interest, if any, to but not including the date of redemption. We also may, at any time prior to October 15, 2023, redeem up to 40% of the aggregate principal amount of the 2028 Cheniere Senior Notes with an amount of cash not greater than the net cash proceeds from certain equity offerings at a redemption price equal to 104.625% of the aggregate principal amount of the notes being redeemed, plus accrued and unpaid interest, if any, to but not including, the date of redemption. At any time on or after October 15, 2023 through the maturity date of October 15, 2028, we may redeem all or part of the 2028 Cheniere Senior Notes at the redemption prices described in the Cheniere Indenture.

The 2028 Cheniere Senior Notes are our general senior obligations and rank senior in right of payment to all of our future obligations that are, by their terms, expressly subordinated in right of payment to the 2028 Cheniere Senior Notes and equally in right of payment with all of our other existing and future unsubordinated indebtedness. The 2028 Cheniere Senior Notes became unsecured in June 2021 concurrent with the repayment of all outstanding obligations under the Cheniere Term Loan Facility and may, in certain instances become secured in the future in connection with the incurrence of additional secured indebtedness by us. When required, the 2028 Cheniere Senior Notes will be secured on a first-priority basis by a lien on substantially all of our assets and equity interests in our direct subsidiaries (other than certain excluded subsidiaries), which liens rank pari passu with the liens securing the Cheniere Revolving Credit Facility. As of June 30, 2021, the 2028 Cheniere Senior Notes are not guaranteed by any of our subsidiaries. In the future, the 2028 Cheniere Senior Notes will be guaranteed by our subsidiaries who guarantee our other material indebtedness.

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

We have the option to satisfy the conversion obligation for the 2045 Cheniere Convertible Senior Notes with cash, common stock or a combination thereof.

Cheniere Revolving Credit Facility

We have total commitments under the Cheniere Revolving Credit Facility of $1.25 billion. The Cheniere Revolving Credit Facility is intended to fund, through loans and letters of credit, equity capital contributions to CCH HoldCo II and its subsidiaries for the development of the CCL Project and, provided that certain conditions are met, for general corporate purposes. As of both June 30, 2021 and December 31, 2020, we had $1.1 billion of available commitments and $134 million and zero, respectively, of loans outstanding under the Cheniere Revolving Credit Facility. We had zero and $124 million aggregate amount of issued letters of credit under the Cheniere Revolving Credit Facility as of June 30, 2021 and December 31, 2020, respectively. In July 2021, the outstanding balance under the Cheniere Revolving Credit Facility was repaid.

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

Cash Receipts from Subsidiaries

Our ownership interest in the Sabine Pass LNG terminal is held through Cheniere Partners. As of June 30, 2021, we owned a 48.6% limited partner interest in Cheniere Partners in the form of 239.9 million common units. We also own 100% of the general partner interest and the incentive distribution rights in Cheniere Partners. We are eligible to receive quarterly equity distributions from Cheniere Partners related to our ownership interests and our incentive distribution rights.

We also receive fees for providing management services to some of our subsidiaries. We received $57 million and $53 million in total service fees from these subsidiaries during the six months ended June 30, 2021 and 2020, respectively.

Share Repurchase Program

On June 3, 2019, we announced that our Board authorized a 3-year, $1.0 billion share repurchase program. During the six months ended June 30, 2020, we repurchased an aggregate of 2.9 million shares of our common stock for $155 million, for a weighted average price per share of $53.88. We did not make any repurchases during the three months ended June 30, 2021 and 2020 or the six months ended June 30, 2021. As of June 30, 2021, we had $596 million of the share repurchase program available. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The timing and amount of any shares of our common stock that are repurchased under the share repurchase program will be determined by our management based on market conditions and other factors.  The share repurchase program does not obligate us to acquire any particular amount of common stock, and may be modified, suspended or discontinued at any time or from time to time at our discretion.

Marketing

We market and sell LNG produced by the Liquefaction Projects that is not required for other customers through our integrated marketing function. We have, and continue to develop, a portfolio of long-, medium- and short-term SPAs to transport and unload commercial LNG cargoes to locations worldwide. These volumes are expected to be primarily sourced by LNG produced by the Liquefaction Projects but supplemented by volumes procured from other locations worldwide, as needed. As of June 30, 2021, we have sold or have options to sell approximately 5,002 TBtu of LNG to be delivered to customers between 2021 and 2045, including volume from an SPA Cheniere Marketing has committed to provide to SPL.  The cargoes have been sold either on a FOB basis (delivered to the customer at the Sabine Pass LNG terminal or the Corpus Christi LNG terminal, as applicable) or a delivered at terminal (“DAT”) basis (delivered to the customer at their specified LNG receiving terminal). We have chartered LNG vessels to be utilized for cargoes sold on a DAT basis.

Cheniere Marketing has uncommitted trade finance facilities with available credit of $240 million as of June 30, 2021, primarily to be used for the purchase and sale of LNG for ultimate resale in the course of its operations. The finance facilities are intended to be used for advances, guarantees or the issuance of letters of credit or standby letters of credit on behalf of Cheniere Marketing. As of June 30, 2021 and December 31, 2020, Cheniere Marketing had $5 million and $34 million, respectively, in standby letters of credit and guarantees outstanding under the finance facilities. As of June 30, 2021 and December 31, 2020, there were $30 million and zero loans outstanding, respectively, under the finance facilities. Cheniere Marketing pays interest or fees on utilized commitments.

Cheniere Marketing also has an uncommitted letter of credit facility with no available credit as of June 30, 2021, for the issuance of letters of credit in the course of its operations. As of June 30, 2021, Cheniere Marketing had $35 million of letters of credit issued under the facility. Cheniere Marketing pays fees on utilized commitments.

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

Restrictive Debt Covenants

As of June 30, 2021, each of our issuers was in compliance with all covenants related to their respective debt agreements.

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
Sources and Uses of Cash

The following table summarizes the sources and uses of our cash, cash equivalents and restricted cash for the six months ended June 30, 2021 and 2020 (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Six Months Ended June 30,
	2021	2020
Sources of cash, cash equivalents and restricted cash:
Net cash provided by operating activities	$1,373	$1,028
Proceeds from sale of fixed assets	68	—
Proceeds from issuances of debt	2,184	2,597
Other	8	—
	$3,633	$3,625
Uses of cash, cash equivalents and restricted cash:
Property, plant and equipment	$(440)	$(983)
Investment in equity method investment	—	(100)
Repayments of debt	(2,603)	(2,380)
Debt issuance and other financing costs	(20)	(59)
Debt modification or extinguishment costs	(41)	(40)
Distributions to non-controlling interest	(322)	(310)
Payments related to tax withholdings for share-based compensation	(43)	(41)
Repurchase of common stock	—	(155)
Other	(11)	(7)
	(3,480)	(4,075)
Net increase (decrease) in cash, cash equivalents and restricted cash	$153	$(450)

Operating Cash Flows

Our operating cash net inflows during the six months ended June 30, 2021 and 2020 were $1,373 million and $1,028 million, respectively. The $345 million increase in operating cash inflows in 2021 compared to 2020 was primarily related to increased cash receipts from the sale of LNG cargoes due to higher revenue per MMBtu and higher volume of LNG delivered, as well as from higher than normal contributions from LNG and natural gas portfolio optimization activities due to significant volatility in LNG and natural gas markets during the six months ended June 30, 2021. Partially offsetting these operating cash inflows were higher operating cash outflows due to higher natural gas feedstock costs and payment of paid-in-kind interest on our convertible notes.

Proceeds from Sale of Fixed Assets

During the six months ended June 30, 2021, we received proceeds from the sale of fixed assets of $68 million from divestment of non-core land holdings.

Proceeds from Issuance of Debt, Repayments of Debt, Debt Issuance and Other Financing Costs and Debt Modification or Extinguishment Costs

During the six months ended June 30, 2021, Cheniere Partners issued an aggregate principal amount of $1.5 billion of the 2031 CQP Senior Notes and incurred $20 million of debt issuance costs related to this issuance. The proceeds from this issuance, together with cash on hand, were used to redeem all of the outstanding 2025 CQP Senior Notes, and Cheniere Partners paid $40 million of debt extinguishment costs, mainly related to premiums associated with this redemption. Additionally, in line with our previously announced capital allocation priorities, we repaid $624 million of total outstanding indebtedness under the Cheniere Term Loan Facility and 2021 Cheniere Convertible Notes with $500 million of available cash and the remainder from borrowings under the Cheniere Revolving Credit Facility. We paid $2 million of debt extinguishment costs as a result of the repayment of the 2021 Cheniere Convertible Notes. Additionally, net repayments of $100 million were made on our credit facilities during the six months ended June 30, 2021.

During the six months ended June 30, 2020, SPL issued an aggregate principal amount of $2.0 billion of the 2030 SPL Senior Notes, which along with cash on hand was used to redeem all of the outstanding 2021 SPL Senior Notes. During the six months ended June 30, 2020, borrowings of $0.6 billion under our credit facilities were used to redeem the 11% Convertible Senior Secured Notes due 2025 (the “2025 CCH HoldCo II Convertible Senior Notes”), to fund our working capital requirements or for general corporate purposes. We incurred $59 million of debt issuance costs primarily related to up-front fees paid upon the closing of the 2020 SPL Working Capital Facility and 2030 SPL Senior Notes and premiums paid for partially redeeming the 2025 CCH HoldCo II Convertible Senior Notes. We incurred $40 million of debt extinguishment costs primarily related to the redemption of the 2021 SPL Senior Notes.

Property, Plant and Equipment

Cash outflows for property, plant and equipment were primarily for the construction costs for the Liquefaction Projects. These costs are capitalized as construction-in-process until achievement of substantial completion.

Distributions to Non-controlling Interest

We own a 48.6% limited partner interest in Cheniere Partners, with the remaining non-controlling interest held by The Blackstone Group Inc., Brookfield Asset Management Inc. and the public, to whom Cheniere Partners paid distributions during the three and six months ended June 30, 2021 and 2020.

Repurchase of Common Stock

During the six months ended June 30, 2020, we paid $155 million to repurchase approximately 2.9 million shares of our common stock under the share repurchase program. There were no share repurchases paid in cash during the six months ended June 30, 2021.

Off-Balance Sheet Arrangements

As of June 30, 2021, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

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

Recent Accounting Standards

For a summary of recently issued accounting standards, see Note 1—Nature of Operations and Basis of Presentation of our Notes to Consolidated Financial Statements.

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

	June 30, 2021		December 31, 2020
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(197)	$246	$240	$204
LNG Trading Derivatives	(401)	49	(134)	44

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

	June 30, 2021		December 31, 2020
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
CCH Interest Rate Derivatives	$(91)	$1	$(140)	$1

See Note 6—Derivative Instruments for additional details about our derivative instruments.

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

	June 30, 2021		December 31, 2020
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
FX Derivatives	$(4)	$—	$(22)	$2

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

In February 2018, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) issued a Corrective Action Order (the “CAO”) to SPL in connection with a minor LNG leak from one tank and minor vapor release from a second tank at the Sabine Pass LNG terminal. These two tanks have been taken out of operational service while we conduct analysis, repair and remediation. On April 20, 2018, SPL and PHMSA executed a Consent Agreement and Order (the “Consent Order”) that replaces and supersedes the CAO. On July 9, 2019, PHMSA and FERC issued a joint letter setting out operating conditions required to be met prior to SPL returning the tanks to service. In July 2021, PHMSA issued a Notice of Probable Violation (“NOPV”) and Proposed Civil Penalty to SPL alleging violations of federal pipeline safety regulations relating to the 2018 SPL tank incident and proposing civil penalties totaling $2,214,900. We continue to coordinate with PHMSA and FERC to address the matters relating to the February 2018 leak, including repair approach and related analysis. We do not expect that the Consent Order and related analysis, repair and remediation or resolution of the NOPV will have a material adverse impact on our financial results or operations.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2020.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes stock repurchases for the three months ended June 30, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans (3)
April 1 - 30, 2021	4,734	$72.83	—	$595,952,809
May 1 - 31, 2021	2,624	$77.52	—	$595,952,809
June 1 - 30, 2021	—	$—	—	$595,952,809
Total	7,358	$74.50	—

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

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1*†	Form of Restricted Stock Grant under the Cheniere 2020 Incentive Plan (Director)
10.2*
Fourth Amendment to Common Security and Account Agreement, dated as of April 1, 2021, among CCH, CCL, CCP and Corpus Christi Pipeline GP, LLC, the Senior Creditor Group Representatives, Société Générale as Intercreditor Agent for the Facility Lenders and any Hedging Banks, Société Générale as Security Trustee, and Mizuho Bank, Ltd. as Account Bank.

10.3*
Sixth Amendment to the Amended and Restated Common Terms Agreement, dated as of April 1, 2021, by and among CCH, CCL, CCP and Corpus Christi Pipeline GP, LLC, Société Générale as the Term Loan Facility Agent, The Bank of Nova Scotia as the Working Capital Facility Agent, each other Facility Agent on behalf of its respective Facility Lenders, and Société Générale as the Intercreditor Agent

10.4*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between SPL and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-00043 Third Berth SVT Loading Arm Spares, dated April 9, 2021, (ii) the Change Order CO-00044 Third Berth U/G Directional Drilling & Cathodic Protection Provisional Sum Closures, dated April 9, 2021, (iii) the Change Order CO-00045 Winter Storm Impacts, dated April 9, 2021, (iv) the Change Order CO-00046 NGPL Security Provisional Sum Interim Adjustment, dated June 15, 2021, (v) the Change Order CO-00047 80 Acres Bridge, dated June 15, 2021 and (vi) the Change Order CO-00048 AGRU Additions for Lean Solvent Overpressure, dated June 15, 2021

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

CHENIERE ENERGY, INC.

Date:	August 4, 2021	By:	/s/ Zach Davis
Zach Davis
Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	August 4, 2021	By:	/s/ Leonard E. Travis
Leonard E. Travis
Senior Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)