Form 10-Q
period 2021-09-30
Cheniere Energy, Inc.
filed 2021-11-04
CIK 3570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of October 29, 2021, the issuer had 253,588,453 shares of Common Stock outstanding.

CHENIERE ENERGY, INC.
TABLE OF CONTENTS

i

DEFINITIONS
As used in this quarterly report, the terms listed below have the following meanings:

Common Industry and Other Terms

Bcf	billion cubic feet
Bcf/d	billion cubic feet per day
Bcf/yr	billion cubic feet per year
Bcfe	billion cubic feet equivalent
DOE	U.S. Department of Energy
EPC	engineering, procurement and construction
FERC	Federal Energy Regulatory Commission
FTA countries	countries with which the United States has a free trade agreement providing for national treatment for trade in natural gas
GAAP	generally accepted accounting principles in the United States
Henry Hub	the final settlement price (in USD per MMBtu) for the New York Mercantile Exchange’s Henry Hub natural gas futures contract for the month in which a relevant cargo’s delivery window is scheduled to begin
IPM	integrated production marketing
LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas, a product of natural gas that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state
MMBtu	million British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
mtpa	million tonnes per annum
non-FTA countries	countries with which the United States does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	U.S. Securities and Exchange Commission
SPA	LNG sale and purchase agreement
TBtu	trillion British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
TUA	terminal use agreement

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of September 30, 2021, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

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
Unless the context requires otherwise, references to the “CCH Group” refer to CCH, CCL and CCP, collectively.

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
LNG revenues	$3,078	$1,373	$8,990	$6,236
Regasification revenues	68	67	202	202
Other revenues	54	20	115	133
Total revenues	3,200	1,460	9,307	6,571

Operating costs and expenses
Cost of sales (excluding items shown separately below)	4,868	768	8,408	2,295
Operating and maintenance expense	350	317	1,057	988
Development expense	2	—	5	5
Selling, general and administrative expense	70	70	224	224
Depreciation and amortization expense	259	233	753	699
Impairment expense and loss on disposal of assets	1	—	—	5
Total operating costs and expenses	5,550	1,388	10,447	4,216

Income (loss) from operations	(2,350)	72	(1,140)	2,355

Other expense
Interest expense, net of capitalized interest	(364)	(355)	(1,088)	(1,174)
Loss on modification or extinguishment of debt	(36)	(171)	(95)	(215)
Interest rate derivative loss, net	(2)	—	(3)	(233)
Other expense, net	(24)	(129)	(14)	(115)
Total other expense	(426)	(655)	(1,200)	(1,737)

Income (loss) before income taxes and non-controlling interest	(2,776)	(583)	(2,340)	618
Less: income tax provision (benefit)	(1,860)	(75)	(1,864)	119
Net income (loss)	(916)	(508)	(476)	499
Less: net income (loss) attributable to non-controlling interest	168	(45)	544	390
Net income (loss) attributable to common stockholders	$(1,084)	$(463)	$(1,020)	$109

Net income (loss) per share attributable to common stockholders—basic and diluted	$(4.27)	$(1.84)	$(4.03)	$0.43

Weighted average number of common shares outstanding—basic	253.6	252.2	253.3	252.5
Weighted average number of common shares outstanding—diluted	253.6	252.2	253.3	253.2

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (1)
(in millions, except share data)

	September 30,	December 31,
	2021	2020
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$2,203	$1,628
Restricted cash	419	449
Accounts and other receivables, net of current expected credit losses	983	647
Inventory	471	292
Current derivative assets	266	32
Margin deposits	336	25
Other current assets	185	96
Total current assets	4,863	3,169

Property, plant and equipment, net of accumulated depreciation	30,318	30,421
Operating lease assets	2,064	759
Derivative assets	71	376
Goodwill	77	77
Deferred tax assets	2,361	489
Other non-current assets, net	425	406
Total assets	$40,179	$35,697

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$73	$35
Accrued liabilities	1,787	1,175
Current debt, net of discount and debt issuance costs	1,047	372
Deferred revenue	187	138
Current operating lease liabilities	458	161
Current derivative liabilities	1,979	313
Other current liabilities	129	2
Total current liabilities	5,660	2,196

Long-term debt, net of premium, discount and debt issuance costs	29,481	30,471
Operating lease liabilities	1,590	597
Finance lease liabilities	57	57
Derivative liabilities	2,158	151
Other non-current liabilities	20	7

Stockholders’ equity
Preferred stock, $0.0001 par value, 5.0 million shares authorized, none issued	—	—
Common stock, $0.003 par value, 480.0 million shares authorized; 275.1 million shares and 273.1 million shares issued at September 30, 2021 and December 31, 2020, respectively	1	1
Treasury stock: 21.6 million shares and 20.8 million shares at September 30, 2021 and December 31, 2020, respectively, at cost	(924)	(872)
Additional paid-in-capital	4,364	4,273
Accumulated deficit	(4,698)	(3,593)
Total stockholders' deficit	(1,257)	(191)
Non-controlling interest	2,470	2,409
Total equity	1,213	2,218
Total liabilities and stockholders’ equity	$40,179	$35,697

(1)Amounts presented include balances held by our consolidated variable interest entity (“VIE”), Cheniere Partners, as further discussed in Note 7— Non-controlling Interest and Variable Interest Entity. As of September 30, 2021, total assets and liabilities of Cheniere Partners, which are included in our Consolidated Balance Sheets, were $19.6 billion and $19.3 billion, respectively, including $1.7 billion of cash and cash equivalents and $0.1 billion of restricted cash.

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

Three and Nine Months Ended September 30, 2021
	Total Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total Equity
	Shares	Par Value Amount	Shares	Amount
Balance at December 31, 2020	252.3	$1	20.8	$(872)	$4,273	$(3,593)	$2,409	$2,218
Vesting of restricted stock units and performance stock units	1.8	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	33	—	—	33
Issued shares withheld from employees related to share-based compensation, at cost	(0.6)	—	0.6	(42)	—	—	—	(42)
Net income attributable to non-controlling interest	—	—	—	—	—	—	178	178
Distributions to non-controlling interest	—	—	—	—	—	—	(160)	(160)
Net income	—	—	—	—	—	393	—	393
Balance at March 31, 2021	253.5	1	21.4	(914)	4,306	(3,200)	2,427	2,620
Vesting of restricted stock units and performance stock units	0.1	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	31	—	—	31
Issued shares withheld from employees related to share-based compensation, at cost	—	—	—	(1)	—	—	—	(1)
Net income attributable to non-controlling interest	—	—	—	—	—	—	198	198
Distributions to non-controlling interest	—	—	—	—	—	—	(162)	(162)
Net loss	—	—	—	—	—	(329)	—	(329)
Balance at June 30, 2021	253.6	1	21.4	(915)	4,337	(3,529)	2,463	2,357
Vesting of restricted stock units and performance stock units	0.1	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	28	—	—	28
Issued shares withheld from employees related to share-based compensation, at cost	(0.1)	—	0.1	(3)	(1)	—	—	(4)
Shares repurchased, at cost	(0.1)	—	0.1	(6)	—	—	—	(6)
Net income attributable to non-controlling interest	—	—	—	—	—	—	168	168
Distributions to non-controlling interest	—	—	—	—	—	—	(161)	(161)
Dividends declared ($0.33 per common share)	—	—	—	—	—	(85)	—	(85)
Net loss	—	—	—	—	—	(1,084)	—	(1,084)
Balance at September 30, 2021	253.5	$1	21.6	$(924)	$4,364	$(4,698)	$2,470	$1,213

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—CONTINUED
(in millions)
(unaudited)

Three and Nine Months Ended September 30, 2020
	Total Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total Equity
	Shares	Par Value Amount	Shares	Amount
Balance at December 31, 2019	253.6	$1	17.1	$(674)	$4,167	$(3,508)	$2,449	$2,435
Vesting of restricted stock units and performance stock units	2.1	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	29	—	—	29
Issued shares withheld from employees related to share-based compensation, at cost	(0.7)	—	0.7	(39)	—	—	—	(39)
Shares repurchased, at cost	(2.9)	—	2.9	(155)	—	—	—	(155)
Net income attributable to non-controlling interest	—	—	—	—	—	—	228	228
Distributions to non-controlling interest	—	—	—	—	—	—	(154)	(154)
Net income	—	—	—	—	—	375	—	375
Balance at March 31, 2020	252.1	1	20.7	(868)	4,196	(3,133)	2,523	2,719
Vesting of restricted stock units and performance stock units	0.1	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	31	—	—	31
Issued shares withheld from employees related to share-based compensation, at cost	—	—	—	(2)	—	—	—	(2)
Net income attributable to non-controlling interest	—	—	—	—	—	—	207	207
Distributions to non-controlling interest	—	—	—	—	—	—	(156)	(156)
Net income	—	—	—	—	—	197	—	197
Balance at June 30, 2020	252.2	1	20.7	(870)	4,227	(2,936)	2,574	2,996
Vesting of restricted stock units and performance stock units	0.1	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	26	—	—	26
Issued shares withheld from employees related to share-based compensation, at cost	(0.1)	—	0.1	(2)	—	—	—	(2)
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(45)	(45)
Reacquisition of equity component of convertible notes, net of tax	—	—	—	—	(7)	—	—	(7)
Distributions to non-controlling interest	—	—	—	—	—	—	(158)	(158)
Net loss	—	—	—	—	—	(463)	—	(463)
Balance at September 30, 2020	252.2	$1	20.8	$(872)	$4,246	$(3,399)	$2,371	$2,347
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$(476)	$499
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	753	699
Share-based compensation expense	91	84
Non-cash interest expense	16	43
Amortization of debt issuance costs, premium and discount	57	94
Reduction of right-of-use assets	269	222
Loss on modification or extinguishment of debt	95	215
Total losses (gains) on derivatives, net	4,230	(282)
Net cash provided by (used for) settlement of derivative instruments	(486)	61
Impairment expense and loss on disposal of assets	—	5
Impairment expense and loss on equity method investments	16	130
Deferred taxes	(1,872)	115
Repayment of paid-in-kind interest related to repurchase of convertible notes	(190)	(911)
Other	3	2
Changes in operating assets and liabilities:
Accounts and other receivables, net of current expected credit losses	(338)	101
Inventory	(174)	31
Margin deposits	(311)	(10)
Other current assets	(92)	(27)
Accounts payable and accrued liabilities	612	(93)
Deferred revenue	58	18
Operating lease liabilities	(285)	(205)
Finance lease liabilities	1	—
Other, net	80	(26)
Net cash provided by operating activities	2,057	765

Cash flows from investing activities
Property, plant and equipment	(761)	(1,437)
Proceeds from sale of fixed assets	68	—
Investment in equity method investment	—	(100)
Other	(14)	(8)
Net cash used in investing activities	(707)	(1,545)

Cash flows from financing activities
Proceeds from issuances of debt	4,104	7,683
Repayments of debt	(4,276)	(6,324)
Debt issuance and other financing costs	(38)	(124)
Debt modification or extinguishment costs	(67)	(170)
Distributions to non-controlling interest	(483)	(468)
Payments related to tax withholdings for share-based compensation	(47)	(43)
Repurchase of common stock	(6)	(155)
Other	8	—
Net cash provided by (used in) financing activities	(805)	399

Net increase (decrease) in cash, cash equivalents and restricted cash	545	(381)
Cash, cash equivalents and restricted cash—beginning of period	2,077	2,994
Cash, cash equivalents and restricted cash—end of period	$2,622	$2,613
Balances per Consolidated Balance Sheets:

September 30,
2021
Cash and cash equivalents	$2,203
Restricted cash	419
Total cash, cash equivalents and restricted cash	$2,622
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

Cheniere Partners owns the Sabine Pass LNG Terminal located in Cameron Parish, Louisiana, which has natural gas liquefaction facilities consisting of five operational natural gas liquefaction Trains and one additional Train that is undergoing commissioning and expected to be substantially completed in the first quarter of 2022, for a total production capacity of approximately 30 mtpa of LNG (the “SPL Project”). The Sabine Pass LNG Terminal also has operational regasification facilities that include five LNG storage tanks, vaporizers and two marine berths, with an additional marine berth that is under construction. Cheniere Partners also owns a 94-mile pipeline that interconnects the Sabine Pass LNG Terminal with a number of large interstate pipelines (the “Creole Trail Pipeline”) through its subsidiary, CTPL. As of September 30, 2021, we owned 100% of the general partner interest and 48.6% of the limited partner interest in Cheniere Partners.

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

Results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2021.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This guidance simplifies the accounting for convertible instruments primarily by eliminating the existing cash conversion and beneficial conversion models within Subtopic 470-20, which will result in fewer embedded conversion options being accounted for separately from the debt host. The guidance also amends and simplifies the calculation of earnings per share relating to convertible instruments. This guidance is effective for annual periods beginning after December 15, 2021, including interim periods within that reporting period, with earlier adoption permitted for fiscal years beginning after December 15, 2020, including interim periods within that reporting period, using either a full or modified retrospective approach. We plan to adopt

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
this guidance on January 1, 2022 using the modified retrospective approach. Preliminarily, we anticipate the adoption of ASU 2020-06 will primarily result in the reclassification of the previously bifurcated equity component associated with the 4.25% Convertible Senior Notes due 2045 (the “2045 Cheniere Convertible Senior Notes”) to debt as a result of the elimination of the cash conversion model. We currently estimate that the reclassification of the $194 million equity component will result in an approximate $190 million increase in the carrying value of our 2045 Cheniere Convertible Senior Notes, with the difference primarily impacting retained earnings as of January 1, 2022. We continue to evaluate the impact of the provisions of this guidance on our Consolidated Financial Statements and related disclosures. See Note 9—Debt for further discussion on the 2045 Cheniere Convertible Senior Notes.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance primarily provides temporary optional expedients which simplify the accounting for contract modifications to existing contracts expected to arise from the market transition from LIBOR to alternative reference rates. We have various credit facilities and interest rate swaps indexed to LIBOR, as further described in Note 6—Derivative Instruments and Note 9—Debt. The optional expedients were available to be used upon issuance of this guidance but we have not yet applied the guidance because we have not yet modified any of our existing contracts for reference rate reform. Once we apply an optional expedient to a modified contract and adopt this standard, the guidance will be applied to all subsequent applicable contract modifications until December 31, 2022, at which time the optional expedients are no longer available.

NOTE 2—RESTRICTED CASH

Restricted cash consists of funds that are contractually or legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. As of September 30, 2021 and December 31, 2020, restricted cash consisted of the following (in millions):

	September 30,	December 31,
	2021	2020
Restricted cash
SPL Project	$133	$97
CCL Project	59	70
Cash held by our subsidiaries that is restricted to Cheniere	227	282
Total restricted cash	$419	$449

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

NOTE 3—ACCOUNTS AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

As of September 30, 2021 and December 31, 2020, accounts and other receivables, net of current expected credit losses consisted of the following (in millions):

	September 30,	December 31,
	2021	2020
Trade receivables
SPL and CCL	$584	$482
Cheniere Marketing	272	113
Other accounts receivable	127	52
Total accounts and other receivables, net of current expected credit losses	$983	$647

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 4—INVENTORY

As of September 30, 2021 and December 31, 2020, inventory consisted of the following (in millions):

	September 30,	December 31,
	2021	2020
Materials	$168	$150
LNG in-transit	145	88
LNG	125	27
Natural gas	31	26
Other	2	1
Total inventory	$471	$292

NOTE 5—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

As of September 30, 2021 and December 31, 2020, property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	September 30,	December 31,
	2021	2020
LNG terminal
LNG terminal and interconnecting pipeline facilities	$30,617	$27,475
LNG site and related costs	441	324
LNG terminal construction-in-process	2,817	5,378
Accumulated depreciation	(3,663)	(2,935)
Total LNG terminal, net of accumulated depreciation	30,212	30,242
Fixed assets and other
Computer and office equipment	27	25
Furniture and fixtures	20	19
Computer software	122	117
Leasehold improvements	45	45
Land	1	59
Other	21	25
Accumulated depreciation	(181)	(164)
Total fixed assets and other, net of accumulated depreciation	55	126
Assets under finance lease
Tug vessels	60	60
Accumulated depreciation	(9)	(7)
Total assets under finance lease, net of accumulated depreciation	51	53
Property, plant and equipment, net of accumulated depreciation	$30,318	$30,421

The following table shows depreciation expense and offsets to LNG terminal costs during the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Depreciation expense	$257	$231	$749	$694
Offsets to LNG terminal costs (1)	—	—	227	—

(1)We recognize offsets to LNG terminal costs related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of the respective Trains of the Liquefaction Projects during the testing phase for its construction.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 6—DERIVATIVE INSTRUMENTS

We have entered into the following derivative instruments that are reported at fair value:
•interest rate swaps (“CCH Interest Rate Derivatives”) to hedge the exposure to volatility in a portion of the floating-rate interest payments on CCH’s amended and restated term loan credit facility (the “CCH Credit Facility”) and previously, to hedge against changes in interest rates that could impact anticipated future issuance of debt by CCH (“CCH Interest Rate Forward Start Derivatives” and, collectively with the CCH Interest Rate Derivatives, the “Interest Rate Derivatives”);
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

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 (in millions):

	Fair Value Measurements as of
	September 30, 2021				December 31, 2020
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
CCH Interest Rate Derivatives liability	$—	$(67)	$—	$(67)	$—	$(140)	$—	$(140)
Liquefaction Supply Derivatives asset (liability)	(21)	3	(2,611)	(2,629)	5	(6)	241	240
LNG Trading Derivatives asset (liability)	11	(444)	(680)	(1,113)	(3)	(131)	—	(134)
FX Derivatives asset (liability)	—	9	—	9	—	(22)	—	(22)

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

The fair value of our Physical Liquefaction Supply Derivatives and LNG Trading Derivatives are predominantly driven by observable and unobservable market commodity prices and, as applicable to our natural gas supply contracts, our assessment of the associated events deriving fair value, including evaluating whether the respective market is available as pipeline infrastructure is developed. The fair value of our Physical Liquefaction Supply Derivatives incorporates risk premiums related to the satisfaction of conditions precedent, such as completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow. As of September 30, 2021 and December 31, 2020, some of our Physical

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure was under development to accommodate marketable physical gas flow.

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

The Level 3 fair value measurements of our Physical LNG Trading Derivatives and the natural gas positions within our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives and Physical LNG Trading Derivatives as of September 30, 2021:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Physical Liquefaction Supply Derivatives	$(2,611)	Market approach incorporating present value techniques	Henry Hub basis spread	$(1.333) - $0.895 / $(0.006)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	158% - 516% / 224%
Physical LNG Trading Derivatives	$(680)	Market approach incorporating present value techniques	International LNG pricing spread, relative to Henry Hub or TTF, as applicable (2)	$(11.275) - $23.458 / $17.777

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Spread contemplates U.S. dollar-denominated pricing.

Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of our Physical LNG Trading Derivatives and our Physical Liquefaction Supply Derivatives.

The following table shows the changes in the fair value of our Level 3 Physical LNG Trading Derivatives and Physical Liquefaction Supply Derivatives during the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance, beginning of period	$(389)	$590	$241	$138
Realized and mark-to-market gains (losses):
Included in cost of sales	(2,982)	(27)	(2,898)	454
Purchases and settlements:
Purchases	5	1	(657)	2
Settlements	75	(31)	23	(61)
Balance, end of period	$(3,291)	$533	$(3,291)	$533
Change in unrealized gains (losses) relating to instruments still held at end of period	$(2,982)	$(27)	$(2,898)	$454

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

As of September 30, 2021, we had the following Interest Rate Derivatives outstanding:

	Notional Amounts
	September 30, 2021	December 31, 2020	Latest Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
CCH Interest Rate Derivatives	$4.5 billion	$4.6 billion	May 31, 2022	2.30%	One-month LIBOR

The following table shows the effect and location of our Interest Rate Derivatives on our Consolidated Statements of Operations during the three and nine months ended September 30, 2021 and 2020 (in millions):

		Gain (Loss) Recognized in Consolidated Statements of Operations
	Consolidated Statements of Operations Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
CCH Interest Rate Derivatives	Interest rate derivative loss, net	$(2)	$—	$(3)	$(138)
CCH Interest Rate Forward Start Derivatives	Interest rate derivative loss, net	—	—	—	(95)

Commodity Derivatives

SPL, CCL and CCL Stage III have entered into physical natural gas supply contracts and associated economic hedges, including those associated with our IPM transactions, to purchase natural gas for the commissioning and operation of the Liquefaction Projects and potential future development of Corpus Christi Stage 3, respectively, which are primarily indexed to the natural gas market and international LNG indices. The remaining terms of the index-based physical natural gas supply contracts range up to approximately 15 years, some of which commence upon the satisfaction of certain events or states of affairs. The terms of the Financial Liquefaction Supply Derivatives range up to approximately three years.

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

The following table shows the notional amounts of our Liquefaction Supply Derivatives and LNG Trading Derivatives (collectively, “Commodity Derivatives”):

	September 30, 2021		December 31, 2020
	Liquefaction Supply Derivatives	LNG Trading Derivatives	Liquefaction Supply Derivatives	LNG Trading Derivatives
Notional amount, net (in TBtu) (1)	11,291	(14)	10,483	20

(1)Includes notional amounts for natural gas supply contracts that SPL and CCL have with related parties. See Note 12—Related Party Transactions.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the effect and location of our Commodity Derivatives recorded on our Consolidated Statements of Operations during the three and nine months ended September 30, 2021 and 2020 (in millions):

		Gain (Loss) Recognized in Consolidated Statements of Operations
	Consolidated Statements of Operations Location (1)	Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
LNG Trading Derivatives	LNG revenues	$(1,098)	$13	$(1,539)	$119
LNG Trading Derivatives	Cost of sales	55	(5)	136	(5)
Liquefaction Supply Derivatives (2)	LNG revenues	(4)	21	(3)	7
Liquefaction Supply Derivatives (2)	Cost of sales	(2,444)	(103)	(2,848)	372

(1)Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.
(2)Does not include the realized value associated with derivative instruments that settle through physical delivery.

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

The total notional amount of our FX Derivatives was $499 million and $786 million as of September 30, 2021 and December 31, 2020, respectively.

The following table shows the effect and location of our FX Derivatives recorded on our Consolidated Statements of Operations during the three and nine months ended September 30, 2021 and 2020 (in millions):

		Gain (Loss) Recognized in Consolidated Statements of Operations
	Consolidated Statements of Operations Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
FX Derivatives	LNG revenues	$11	$(5)	$27	$22

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Fair Value and Location of Derivative Assets and Liabilities on the Consolidated Balance Sheets

The following table shows the fair value and location of our derivative instruments on our Consolidated Balance Sheets (in millions):

	September 30, 2021
	CCH Interest Rate Derivatives	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives (2)	FX Derivatives	Total
Consolidated Balance Sheets Location
Current derivative assets	$—	$88	$163	$15	$266
Derivative assets	—	71	—	—	71
Total derivative assets	—	159	163	15	337

Current derivative liabilities	(67)	(630)	(1,276)	(6)	(1,979)
Derivative liabilities	—	(2,158)	—	—	(2,158)
Total derivative liabilities	(67)	(2,788)	(1,276)	(6)	(4,137)

Derivative asset (liability), net	$(67)	$(2,629)	$(1,113)	$9	$(3,800)

	December 31, 2020
	CCH Interest Rate Derivatives	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives (2)	FX Derivatives	Total
Consolidated Balance Sheets Location
Current derivative assets	$—	$27	$—	$5	$32
Derivative assets	—	376	—	—	376
Total derivative assets	—	403	—	5	408

Current derivative liabilities	(100)	(54)	(134)	(25)	(313)
Derivative liabilities	(40)	(109)	—	(2)	(151)
Total derivative liabilities	(140)	(163)	(134)	(27)	(464)

Derivative asset (liability), net	$(140)	$240	$(134)	$(22)	$(56)

(1)Does not include collateral posted with counterparties by us of $47 million and $9 million, which are included in margin deposits and other current assets in our Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, respectively. Includes derivative assets for natural gas supply contracts that SPL and CCL have with related parties. See Note 12—Related Party Transactions.
(2)Does not include collateral posted with counterparties by us of $287 million and $7 million, which are included in margin deposits and other current assets in our Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, respectively.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Consolidated Balance Sheets Presentation

Our derivative instruments are presented on a net basis on our Consolidated Balance Sheets as described above. The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions):

	CCH Interest Rate Derivatives	Liquefaction Supply Derivatives	LNG Trading Derivatives	FX Derivatives

As of September 30, 2021
Gross assets	$—	$179	$174	$30
Offsetting amounts	—	(20)	(11)	(15)
Net assets	$—	$159	$163	$15

Gross liabilities	$(67)	$(2,816)	$(1,427)	$(34)
Offsetting amounts	—	28	151	28
Net liabilities	$(67)	$(2,788)	$(1,276)	$(6)

As of December 31, 2020
Gross assets	$—	$452	$—	$6
Offsetting amounts	—	(49)	—	(1)
Net assets	$—	$403	$—	$5

Gross liabilities	$(140)	$(184)	$(163)	$(62)
Offsetting amounts	—	21	29	35
Net liabilities	$(140)	$(163)	$(134)	$(27)

NOTE 7—NON-CONTROLLING INTEREST AND VARIABLE INTEREST ENTITY

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table presents the summarized assets and liabilities (in millions) of Cheniere Partners, our consolidated VIE, which are included in our Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020. The assets in the table below may only be used to settle obligations of Cheniere Partners. In addition, there is no recourse to us for the consolidated VIE’s liabilities. The assets and liabilities in the table below include third-party assets and liabilities of Cheniere Partners only and exclude intercompany balances that eliminate in consolidation.

	September 30,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$1,713	$1,210
Restricted cash	133	97
Accounts and other receivables, net of current expected credit losses	358	318
Other current assets	283	182
Total current assets	2,487	1,807

Property, plant and equipment, net of accumulated depreciation	16,820	16,723
Other non-current assets, net	294	287
Total assets	$19,601	$18,817

LIABILITIES
Current liabilities
Accrued liabilities	$846	$658
Current debt, net of premium, discount and debt issuance costs	944	—
Other current liabilities	216	171
Total current liabilities	2,006	829

Long-term debt, net of premium, discount and debt issuance costs	17,171	17,580
Other non-current liabilities	98	126
Total liabilities	$19,275	$18,535

NOTE 8—ACCRUED LIABILITIES

As of September 30, 2021 and December 31, 2020, accrued liabilities consisted of the following (in millions):

	September 30,	December 31,
	2021	2020
Interest costs and related debt fees	$360	$245
Accrued natural gas purchases	900	576
LNG terminals and related pipeline costs	126	147
Compensation and benefits	88	123
Accrued LNG inventory	3	4
Accrued dividends	84	—
Other accrued liabilities	226	80
Total accrued liabilities	$1,787	$1,175

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 9—DEBT

As of September 30, 2021 and December 31, 2020, our debt consisted of the following (in millions):

	September 30,	December 31,
	2021	2020
Long-term debt:
SPL — 4.200% to 6.25% senior secured notes due between March 2022 and September 2037 and working capital facility (“2020 SPL Working Capital Facility”) (1)	$13,128	$13,650
Cheniere Partners — 3.250% to 5.625% senior notes due between October 2025 and January 2032 and credit facilities (“2019 CQP Credit Facilities”)	4,200	4,100
CCH — 2.742% to 7.000% senior secured notes due between June 2024 and December 2039 and CCH Credit Facility	10,128	10,217
Cheniere — 4.625% senior secured notes due October 2028 (the “2028 Cheniere Senior Notes”), convertible notes, revolving credit facility (“Cheniere Revolving Credit Facility”) and term loan facility (“Cheniere Term Loan Facility”)	2,625	3,145
Unamortized premium, discount and debt issuance costs, net of accumulated amortization	(600)	(641)
Total long-term debt, net of premium, discount and debt issuance costs	29,481	30,471

Current debt:
SPL — current portion of 6.25% senior secured notes due March 2022 (the “2022 SPL Senior Notes”) (1) (2)	522	—
Cheniere Partners — current portion of 5.625% senior notes due October 2026 (the “2026 CQP Senior Notes”) (3)	428	—
CCH — $1.2 billion CCH working capital facility (“CCH Working Capital Facility”) and current portion of CCH Credit Facility	104	271
Cheniere Marketing — trade finance facilities and letter of credit facility	—	—
Cheniere — current portion of the 4.875% convertible unsecured notes due May 2021 (“2021 Cheniere Convertible Notes”)	—	104
Unamortized discount and debt issuance costs, net of accumulated amortization	(7)	(3)
Total current debt, net of discount and debt issuance costs	1,047	372

Total debt, net of premium, discount and debt issuance costs	$30,528	$30,843

(1)A portion of the 2022 SPL Senior Notes is categorized as long-term debt because the proceeds from the expected series of sales of approximately $482 million aggregate principal amount of senior secured notes due 2037 pursuant to executed note purchase agreements, expected to be issued in the fourth quarter of 2021, subject to customary closing conditions, will be used to strategically refinance a portion of the 2022 SPL Senior Notes and pay related fees, costs and expenses.
(2)In October 2021, $318 million of the 2022 SPL Senior Notes was redeemed with $100 million from the proceeds from Cheniere Partners’ issuance of the 3.250% senior notes due 2032 (the “2032 CQP Senior Notes”) and $218 million of cash on hand. See Issuances, Redemptions and Repayments section below for further discussion.
(3)In October 2021, Cheniere Partners redeemed the remaining outstanding aggregate principal amount of the 2026 CQP Senior Notes that were not purchased pursuant to the tender offer and consent solicitation in September 2021. See Issuances, Redemptions and Repayments section below for further discussion.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Issuances, Redemptions and Repayments

The following table shows the issuances, redemptions and repayments of long-term debt during the nine months ended September 30, 2021, excluding intra-quarter borrowings and repayments (in millions):

Issuances	Principal Amount Issued
Three Months Ended March 31, 2021
Cheniere Partners — 4.000% Senior Notes due 2031 (the “2031 CQP Senior Notes”) (1)	$1,500

Three Months Ended June 30, 2021
Cheniere — Cheniere Term Loan Facility (2)	220
Cheniere — Cheniere Revolving Credit Facility	134

Three Months Ended September 30, 2021
CCH — 2.742% Senior Notes due 2039 (the “2.742% CCH Senior Secured Notes”) (3)	750
Cheniere Partners — 2032 CQP Senior Notes (4)	1,200
Nine Months Ended September 30, 2021 total	$3,804

Redemptions and Repayments	Principal Amount Redeemed/Repaid
Three Months Ended March 31, 2021
Cheniere Partners — 5.250% Senior Notes due 2025 (the “2025 CQP Senior Notes”) (1)	$1,500
Cheniere — Cheniere Term Loan Facility (5)	148

Three Months Ended June 30, 2021
Cheniere — 2021 Cheniere Convertible Notes (2)	476
Cheniere — Cheniere Term Loan Facility (2)	220

Three Months Ended September 30, 2021
Cheniere — Cheniere Revolving Credit Facility	134
CCH — CCH Credit Facility (3)	866
Cheniere Partners — 2026 CQP Senior Notes (4)	672
Nine Months Ended September 30, 2021 total	$4,016

(1)Net proceeds from the issuance of the 2031 CQP Senior Notes, together with cash on hand, were used to redeem all of Cheniere Partners’ outstanding 2025 CQP Senior Notes, resulting in $54 million of loss on extinguishment of debt relating to the payment of early redemption fees and write off of unamortized debt premium and issuance costs.
(2)The 2021 Cheniere Convertible Notes were repaid using a combination of borrowings under the Cheniere Term Loan Facility and cash on hand upon the maturity date at par value.
(3)Net proceeds of the 2.742% CCH Senior Secured Notes, together with cash on hand, were used to prepay a portion of the principal amount outstanding under the CCH Credit Facility, resulting in $9 million of loss on extinguishment of debt relating to the payment of early redemption fees and write off of unamortized issuance costs.
(4)Net proceeds from the issuance of the 2032 CQP Senior Notes were used to redeem a portion of the 2026 CQP Senior Notes in September 2021 pursuant to a tender offer and consent solicitation, resulting in $27 million of loss on extinguishment of debt relating to the payment of early redemption fees and write off of unamortized debt premium and issuance costs. In October 2021, the remaining net proceeds from the issuance of the 2032 CQP Senior Notes were used to redeem the remaining outstanding principal amount of the 2026 CQP Senior Notes and, together with cash on hand, redeem $318 million of the 2022 SPL Senior Notes.
(5)The remaining commitments under the Cheniere Term Loan Facility were terminated in accordance with the credit agreement, resulting in $4 million of loss on extinguishment of debt relating to the write off of unamortized issuance costs.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Credit Facilities

Below is a summary of our credit facilities outstanding as of September 30, 2021 (in millions):

	2020 SPL Working Capital Facility (1)	2019 CQP Credit Facilities	CCH Credit Facility	CCH Working Capital Facility	Cheniere Revolving Credit Facility
Original facility size	$1,200	$1,500	$8,404	$350	$750
Incremental commitments	—	—	1,566	850	500
Less:
Outstanding balance	—	—	1,761	—	—
Commitments prepaid or terminated	—	750	8,209	—	—
Letters of credit issued	396	—	—	360	—
Available commitment	$804	$750	$—	$840	$1,250

Priority ranking	Senior secured	Senior secured	Senior secured	Senior secured	Senior secured
Interest rate on available balance	LIBOR plus 1.125% - 1.750% or base rate plus 0.125% - 0.750%	LIBOR plus 1.25% - 2.125% or base rate plus 0.25% - 1.125%	LIBOR plus 1.75% or base rate plus 0.75%	LIBOR plus 1.25% - 1.75% or base rate plus 0.25% - 0.75%	LIBOR plus 1.75% - 2.50% or base rate plus 0.75% - 1.50%
Weighted average interest rate of outstanding balance	n/a	n/a	1.83%	n/a	n/a
Maturity date	March 19, 2025	May 29, 2024	June 30, 2024	June 29, 2023	December 13, 2022

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

Convertible Notes

Below is a summary of our convertible notes outstanding as of September 30, 2021 (in millions):

2045 Cheniere Convertible Senior Notes
Aggregate original principal	$625

Debt component, net of discount and debt issuance costs	$320
Equity component	$194
Interest payment method	Cash
Conversion by us (1)	(2)
Conversion by holders (1)	(3)
Conversion basis	Cash and/or stock
Conversion value in excess of principal	$—
Maturity date	March 15, 2045
Contractual interest rate	4.25%
Effective interest rate (4)	9.4%
Remaining debt discount and debt issuance costs amortization period (5)	23.5 years

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

As of September 30, 2021, each of our issuers was in compliance with all covenants related to their respective debt agreements.

Interest Expense

Total interest expense, net of capitalized interest, including interest expense related to our convertible notes, consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest cost on convertible notes:
Interest per contractual rate	$6	$20	$29	$140
Amortization of debt discount	1	7	9	41
Amortization of debt issuance costs	—	1	—	8
Total interest cost related to convertible notes	7	28	38	189
Interest cost on debt and finance leases excluding convertible notes	391	388	1,178	1,167
Total interest cost	398	416	1,216	1,356
Capitalized interest	(34)	(61)	(128)	(182)
Total interest expense, net of capitalized interest	$364	$355	$1,088	$1,174

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our debt (in millions):

	September 30, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes — Level 2 (1)	$25,978	$28,565	$24,700	$27,897
Senior notes — Level 3 (2)	2,771	3,317	2,771	3,423
Credit facilities — Level 3 (3)	1,761	1,761	2,915	2,915
2021 Cheniere Convertible Notes — Level 3 (2)	—	—	476	480
2045 Cheniere Convertible Senior Notes — Level 1 (4)	625	538	625	496

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
(unaudited)
(3)The Level 3 estimated fair value approximates the principal amount because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.
(4)The Level 1 estimated fair value was based on unadjusted quoted prices in active markets for identical liabilities that we had the ability to access at the measurement date.

NOTE 10—LEASES

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

The following table shows the classification and location of our right-of-use assets and lease liabilities on our Consolidated Balance Sheets (in millions):

		September 30,	December 31,
	Consolidated Balance Sheets Location	2021	2020
Right-of-use assets—Operating	Operating lease assets	$2,064	$759
Right-of-use assets—Financing	Property, plant and equipment, net of accumulated depreciation	51	53
Total right-of-use assets		$2,115	$812

Current operating lease liabilities	Current operating lease liabilities	$458	$161
Current finance lease liabilities	Other current liabilities	2	2
Non-current operating lease liabilities	Operating lease liabilities	1,590	597
Non-current finance lease liabilities	Finance lease liabilities	57	57
Total lease liabilities		$2,107	$817

The following table shows the classification and location of our lease costs on our Consolidated Statements of Operations (in millions):

	Consolidated Statements of Operations Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Operating lease cost (a)	Operating costs and expenses (1)	$145	$77	$441	$316
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	—	—	2	2
Interest on lease liabilities	Interest expense, net of capitalized interest	2	2	7	7
Total lease cost		$147	$79	$450	$325

(a) Included in operating lease cost:
Short-term lease costs		$22	$9	$103	$60
Variable lease costs		7	3	20	12

(1)Presented in cost of sales, operating and maintenance expense or selling, general and administrative expense consistent with the nature of the asset under lease.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Future annual minimum lease payments for operating and finance leases as of September 30, 2021 are as follows (in millions):

Years Ending December 31,	Operating Leases (1)	Finance Leases
2021	$139	$3
2022	515	10
2023	479	10
2024	433	10
2025	243	10
Thereafter	510	127
Total lease payments	2,319	170
Less: Interest	(271)	(111)
Present value of lease liabilities	$2,048	$59

(1)Does not include $758 million of legally binding minimum lease payments primarily for vessel charters which were executed as of September 30, 2021 but will commence in future periods primarily in the next year and have fixed minimum lease terms of up to seven years.

The following table shows the weighted-average remaining lease term and the weighted-average discount rate for our operating leases and finance leases:

	September 30, 2021		December 31, 2020
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	5.9	16.9	8.2	17.7
Weighted-average discount rate (1)	3.6%	16.2%	5.4%	16.2%

(1)The finance leases commenced prior to the adoption of the current leasing standard under GAAP. In accordance with previous accounting guidance, the implied rate is based on the fair value of the underlying assets.

The following table includes other quantitative information for our operating and finance leases (in millions):

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$331	$226
Operating cash flows used in finance leases	7	8
Right-of-use assets obtained in exchange for operating lease liabilities	1,575	412

LNG Vessel Subcharters

From time to time, we sublease certain LNG vessels under charter to third parties while retaining our existing obligation to the original lessor. As of both September 30, 2021 and December 31, 2020, we had no future minimum sublease payments to be received from LNG vessel subcharters. The following table shows the sublease income recognized in other revenues on our Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fixed income	$17	$9	$28	$61
Variable income	15	1	21	24
Total sublease income	$32	$10	$49	$85

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 11—REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue earned from contracts with customers during the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
LNG revenues (1)	$4,169	$1,344	$10,505	$6,088
Regasification revenues	68	67	202	202
Other revenues	22	10	66	48
Total revenues from customers	4,259	1,421	10,773	6,338
Net derivative gain (loss) (2)	(1,091)	29	(1,515)	148
Other (3)	32	10	49	85
Total revenues	$3,200	$1,460	$9,307	$6,571

(1)LNG revenues include revenues for LNG cargoes in which our customers exercised their contractual right to not take delivery but remained obligated to pay fixed fees irrespective of such election. During the three and nine months ended September 30, 2020, we recognized $171 million and $932 million, respectively, in LNG revenues associated with LNG cargoes for which customers notified us that they would not take delivery, of which $47 million would have been recognized subsequent to September 30, 2020 had the cargoes been lifted pursuant to the delivery schedules with the customers. LNG revenues during the three months ended September 30, 2021 and 2020 excluded zero and $458 million, respectively, and LNG revenues during the nine months ended September 30, 2021 and 2020 excluded $38 million and zero, respectively, that would have otherwise been recognized during the period if the cargoes were lifted pursuant to the delivery schedules with the customers. We did not have revenues associated with LNG cargoes for which customers notified us that they would not take delivery during the three and nine months ended September 30, 2021. Revenue is generally recognized upon receipt of irrevocable notice that a customer will not take delivery because our customers have no contractual right to take delivery of such LNG cargo in future periods and our performance obligations with respect to such LNG cargo have been satisfied.
(2)See Note 6—Derivative Instruments for additional information about our derivatives.
(3)Includes revenues from LNG vessel subcharters. See Note 10—Leases for additional information about our subleases.

Contract Assets and Liabilities

The following table shows our contract assets, net of current expected credit losses, which are classified as other current assets and other non-current assets, net on our Consolidated Balance Sheets (in millions):

	September 30,	December 31,
	2021	2020
Contract assets, net of current expected credit losses	$123	$80

Contract assets represent our right to consideration for transferring goods or services to the customer under the terms of a sales contract when the associated consideration is not yet due. Changes in contract assets during the nine months ended September 30, 2021 were primarily attributable to revenue recognized due to the delivery of LNG under certain SPAs for which the associated consideration was not yet due.

The following table reflects the changes in our contract liabilities, which we classify as deferred revenue and other non-current liabilities on our Consolidated Balance Sheets (in millions):

Nine Months Ended September 30, 2021
Deferred revenue, beginning of period	$138
Cash received but not yet recognized in revenue	196
Revenue recognized from prior period deferral	(138)
Deferred revenue, end of period	$196

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$100.6	10	$102.3	10
Regasification revenues	1.9	4	2.1	5
Total revenues	$102.5		$104.4

(1)The weighted average recognition timing represents an estimate of the number of years during which we shall have recognized half of the unsatisfied transaction price.

We have elected the following exemptions which omit certain potential future sources of revenue from the table above:
(1)We omit from the table above all performance obligations that are part of a contract that has an original expected duration of one year or less.
(2)The table above excludes substantially all variable consideration under our SPAs and TUAs. We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Approximately 61% and 37% of our LNG revenues from contracts included in the table above during the three months ended September 30, 2021 and 2020, respectively, and approximately 56% and 35% of our LNG revenues from contracts included in the table above during the nine months ended September 30, 2021 and 2020, respectively, were related to variable consideration received from customers. During each of the three and nine months ended September 30, 2021, approximately 5% of our regasification revenues were related to variable consideration received from customers and during each of the three and nine months ended September 30, 2020, approximately 6% of our regasification revenues were related to variable consideration received from customers.

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

NOTE 12—RELATED PARTY TRANSACTIONS

Natural Gas Supply Agreements

SPL and CCL are party to natural gas supply agreements with related parties in the ordinary course of business, to obtain a fixed minimum daily volume of feed gas for the operation of the Liquefaction Projects. These related parties are partially owned by The Blackstone Group Inc., who also partially owns Cheniere Partners’ limited partner interests.

SPL Natural Gas Supply Agreement

The term of the SPL agreement is for five years, which can commence no earlier than November 1, 2021 and no later than November 1, 2022, following the achievement of contractually-defined conditions precedent. As of September 30, 2021

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
and December 31, 2020, the notional amount for this agreement was 99 TBtu and 91 TBtu, respectively. As of both September 30, 2021 and December 31, 2020, the agreement had a fair value of zero.

CCL Natural Gas Supply Agreement

The term of the CCL agreement extends through March 2022. Under this agreement, CCL recorded $19 million and $13 million in accrued liabilities, as of September 30, 2021 and December 31, 2020, respectively.

The Liquefaction Supply Derivatives related to this agreement are recorded on our Consolidated Balance Sheets as follows (in millions, except notional amount):

	September 30,	December 31,
	2021	2020
Current derivative assets	$7	$3
Derivative assets	10	1

Notional amount (in TBtu)	119	60

We recorded the following amounts on our Consolidated Statements of Operations during the three and nine months ended September 30, 2021 and 2020 related to this agreement (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of sales (a)	$53	$29	$124	$77

(a) Included in costs of sales:
Liquefaction Supply Derivative gain	$6	$(5)	$13	$(3)

Natural Gas Transportation and Storage Agreements

SPL is party to various natural gas transportation and storage agreements and CTPL is party to an operational balancing agreement with a related party in the ordinary course of business for the operation of the SPL Project, with initial primary terms of up to 10 years with extension rights. This related party is partially owned by Brookfield Asset Management, Inc., who indirectly acquired a portion of Cheniere Partners’ limited partner interests in September 2020. We recorded operating and maintenance expense of $12 million and $34 million and cost of sales of zero and $1 million during the three and nine months ended September 30, 2021, respectively, and accrued liabilities of $5 million and $4 million as of September 30, 2021 and December 31, 2020, respectively, with this related party.

CCL is party to natural gas transportation agreements with Midship Pipeline Company, LLC (“Midship Pipeline”) in the ordinary course of business for the operation of the CCL Project, for a period of 10 years which began in May 2020. We account for our investment in Midship Holdings, LLC (“Midship Holdings”), which manages the business and affairs of Midship Pipeline, as an equity method investment. We recorded operating and maintenance expense of $2 million during both the three months ended September 30, 2021 and 2020 and $7 million and $4 million during the nine months ended September 30, 2021 and 2020, respectively. Additionally, we recorded accrued liabilities of $1 million as of both September 30, 2021 and December 31, 2020 with this related party.

Operation and Maintenance Service Agreements

Cheniere LNG O&M Services, LLC (“O&M Services”), our wholly owned subsidiary, provides the development, construction, operation and maintenance services to Midship Pipeline pursuant to agreements in which O&M Services receives an agreed upon fee and reimbursement of costs incurred. O&M Services recorded $2 million in each of the three months ended September 30, 2021 and 2020 and $5 million and $8 million in the nine months ended September 30, 2021 and 2020, respectively, of other revenues and $1 million and $2 million of accounts receivable as of September 30, 2021 and December 31, 2020, respectively, for services provided to Midship Pipeline under these agreements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 13—INCOME TAXES

We recorded an income tax benefit of $1,860 million and $1,864 million during the three and nine months ended September 30, 2021, respectively, and an income tax benefit of $75 million and income tax provision of $119 million during the three and nine months ended September 30, 2020, respectively.

The effective tax rates for the three and nine months ended September 30, 2021 were 67.0% and 79.7%, respectively. Our effective tax rate is based on income (loss) before income taxes and non-controlling interest and is significantly impacted by non-controlling interest that is not taxable to Cheniere. Our effective tax rate experienced volatility during the three and nine months ended September 30, 2021 due to variability in our earnings and the proportion of such earnings attributable to non-controlling interest. The variability in earnings in the three and nine months ended September 30, 2021 were mainly the result of approximately $3.5 billion and $4.2 billion, respectively, of pre-tax derivative losses, primarily on our commodity derivatives as a result of unfavorable shifts in international forward commodity curves.

The effective tax rates for the three and nine months ended September 30, 2020 were 12.9% and 19.3%, respectively, which were lower than the 21% federal statutory tax rate primarily due to income allocated to non-controlling interest that is not taxable to Cheniere, and in the nine months ended September 30, 2020, it was partially offset by a $38 million discrete tax expense related to an internal restructuring.

NOTE 14—SHARE-BASED COMPENSATION

We have granted restricted stock shares, restricted stock units, performance stock units and phantom units to employees and non-employee directors under the 2011 Incentive Plan, as amended (the “2011 Plan”) and the 2020 Incentive Plan (the “2020 Plan”). For the nine months ended September 30, 2021, we granted 1.6 million restricted stock units and 0.3 million performance stock units at target performance under the 2020 Plan to certain employees. Additionally, 0.2 million incremental shares of our common stock were issued based on performance results from previously-granted performance stock unit awards.

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

Total share-based compensation consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Share-based compensation costs, pre-tax:
Equity awards	$28	$26	$92	$86
Liability awards	1	1	3	2
Total share-based compensation	29	27	95	88
Capitalized share-based compensation	(1)	—	(4)	(4)
Total share-based compensation expense	$28	$27	$91	$84
Tax benefit associated with share-based compensation expense	$3	$2	$30	$21

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
The following table reconciles basic and diluted weighted average common shares outstanding for the three and nine months ended September 30, 2021 and 2020 (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) attributable to common stockholders	$(1,084)	$(463)	$(1,020)	$109

Weighted average common shares outstanding:
Basic	253.6	252.2	253.3	252.5
Dilutive unvested stock	—	—	—	0.7
Diluted	253.6	252.2	253.3	253.2

Net income (loss) per share attributable to common stockholders—basic and diluted	$(4.27)	$(1.84)	$(4.03)	$0.43

Potentially dilutive securities that were not included in the diluted net income (loss) per share computations because their effects would have been anti-dilutive were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Unvested stock (1)	1.8	3.1	1.6	2.4
2045 Cheniere Convertible Senior Notes	4.5	4.5	4.5	4.5
Total potentially dilutive common shares	6.3	7.6	6.1	6.9

(1)Includes the impact of unvested shares containing performance conditions to the extent that the underlying performance conditions are satisfied based on actual results as of the respective dates.

NOTE 16—STOCKHOLDERS’ EQUITY

Share Repurchase Programs

On June 3, 2019, we announced that our Board of Directors (the “Board”) authorized a three-year, $1.0 billion share repurchase program. On September 7, 2021, the Board authorized an increase in the share repurchase program to $1.0 billion, inclusive of any amounts remaining under the previous authorization as of September 30, 2021, for an additional three years beginning on October 1, 2021. The following table presents information with respect to repurchases of common stock during the three and nine months ended September 30, 2021 and 2020 (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Aggregate common stock repurchased	0.1	—	0.1	2.9
Weighted average price paid per share	$83.97	$—	$83.97	$53.88
Total amount paid	$6	$—	$6	$155

As of September 30, 2021, we had up to $589 million of the share repurchase program available, which increased to $1.0 billion as of October 1, 2021.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Dividends

On September 7, 2021, we declared a quarterly dividend of $0.33 per share that is payable on November 17, 2021 to shareholders of record as of November 3, 2021. As of September 30, 2021, we had $85 million accrued related to this obligation, which is included in accrued liabilities and other non-current liabilities in our Consolidated Balance Sheets.
NOTE 17—CUSTOMER CONCENTRATION

The following table shows external customers with revenues of 10% or greater of total revenues from external customers and external customers with accounts receivable, net of current expected credit losses and contract assets, net of current expected credit losses balances of 10% or greater of total accounts receivable, net of current expected credit losses from external customers and contract assets, net of current expected credit losses from external customers, respectively:

	Percentage of Total Revenues from External Customers				Percentage of Accounts Receivable, Net and Contract Assets, Net from External Customers
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2021	2020	2021	2020	2021	2020
Customer A	12%	*	14%	13%	*	14%
Customer B	15%	11%	13%	10%	*	12%
Customer C	11%	15%	11%	11%	*	*
Customer D	11%	13%	*	10%	*	*
Customer E	*	*	*	*	17%	*
Customer F	*	*	*	*	12%	*

* Less than 10%

NOTE 18—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Nine Months Ended September 30,
	2021	2020
Cash paid during the period for interest on debt, net of amounts capitalized	$902	$977
Cash paid for income taxes, net of refunds	2	2
Non-cash investing and financing activities:
Property, plant and equipment, net of accumulated depreciation funded with accounts payable and accrued liabilities	234	262
Accrued and declared dividends on common stock	85	—

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
•statements relating to Cheniere’s capital deployment, including intent, ability, extent, and timing of capital expenditures, debt repayment, dividends, and share repurchases;
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

We own and operate the Sabine Pass LNG terminal in Louisiana, one of the largest LNG production facilities in the world, through our ownership interest in and management agreements with Cheniere Partners, which is a publicly traded limited partnership that we created in 2007. As of September 30, 2021, we owned 100% of the general partner interest and 48.6% of the limited partner interest in Cheniere Partners. We also own and operate the Corpus Christi LNG terminal in Texas, which is wholly owned by us.

Cheniere Partners owns the Sabine Pass LNG terminal located in Cameron Parish, Louisiana, which has natural gas liquefaction facilities consisting of five operational natural gas liquefaction Trains and one additional Train that is undergoing commissioning and expected to be substantially completed in the first quarter of 2022, for a total production capacity of approximately 30 mtpa of LNG (the “SPL Project”). The Sabine Pass LNG terminal also has operational regasification facilities that include five LNG storage tanks with aggregate capacity of approximately 17 Bcfe, two existing marine berths and one under construction that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters and vaporizers with regasification capacity of approximately 4 Bcf/d. Cheniere Partners also owns a 94-mile pipeline through its subsidiary, CTPL, that interconnects the Sabine Pass LNG terminal with a number of large interstate pipelines.

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

We have contracted our production capacity under SPAs, in which the customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and under IPM gas supply agreements, in which the gas producer sells gas on a global LNG index price, less a fixed liquefaction fee, shipping and other costs. We have contracted approximately 90% of the total production capacity from the SPL Project and the CCL Project (collectively, the “Liquefaction Projects”), including those executed to support Corpus Christi Stage 3. Substantially all of our contracted capacity is from contracts with terms exceeding 10 years. Excluding contracts with terms less than 10 years, our SPAs and IPM gas supply agreements had approximately 17.5 years of weighted average remaining life as of September 30, 2021.

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

Additionally, we are committed to the responsible and proactive management of our most important environmental, social and governance (“ESG”) impacts, risks and opportunities. We published our 2020 Corporate Responsibility (“CR”) report, which details our strategy and progress on ESG issues, as well as our efforts on integrating climate considerations into our business strategy and taking a leadership position on increased environmental transparency, including conducting a climate scenario analysis and our plan to provide LNG customers with Cargo Emission Tags. In August 2021, we also announced a peer-reviewed LNG life cycle assessment study which allows for improved greenhouse gas emissions assessment, which was published in the American Chemical Society Sustainable Chemistry & Engineering Journal. Our CR report is available at cheniere.com/IMPACT. Information on our website, including the CR report, is not incorporated by reference into this Quarterly Report on Form 10-Q.

Overview of Significant Events

Our significant events since January 1, 2021 and through the filing date of this Form 10-Q include the following:

Strategic
•In September 2021, our Board of Directors approved a long-term capital allocation plan which includes (i) the repurchase, repayment or retirement of approximately $1.0 billion of existing indebtedness of the Company each year through 2024 with the intent of achieving consolidated investment grade credit metrics, (ii) initiation of a quarterly dividend for third quarter 2021 at $0.33 per share, payable November 17, 2021 to shareholders of record as of November 3, 2021 and (iii) the authorization of an increase in the share repurchase program to $1.0 billion, inclusive of any amounts remaining under the previous authorization as of September 30, 2021, for a three-year term effective October 1, 2021.
•In July 2021, CCL Stage III entered into an IPM gas supply agreement with Tourmaline Oil Marketing Corp. to purchase 140,000 MMBtu per day of natural gas at a price based on the Platts Japan Korea Marker (“JKM”), for a term of approximately 15 years beginning in early 2023.

•In July 2021, the board of directors of the Company (the “Board”) appointed Mses. Patricia K. Collawn and Lorraine Mitchelmore to serve as members of the Board. Ms. Collawn was appointed to the Audit Committee and the Compensation Committee of the Board, and Ms. Mitchelmore was appointed to the Audit Committee and the Governance and Nominating Committee of the Board.
•Our subsidiaries entered into SPAs with multiple counterparties for portfolio volumes aggregating approximately 34 million tonnes of LNG to be delivered between 2021 and 2035, inclusive of long-term SPAs entered into with ENN LNG (Singapore) Pte Ltd. and a subsidiary of Glencore plc.
Operational
•As of October 31, 2021, over 1,800 cumulative LNG cargoes totaling over 135 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Projects.
•In September 2021, feed gas was introduced to Train 6 of the SPL Project.
•On March 26, 2021, substantial completion of Train 3 of the CCL Project was achieved.
Financial
•We completed the following financing transactions:
◦In October 2021, we amended and restated our $1.25 billion Cheniere Revolving Credit Facility (“Cheniere Revolving Credit Facility”) to, among other things, (1) extend the maturity through October 2026, (2) reduce the interest rate and commitment fees, which can be further reduced based on our credit ratings and may be positively or negatively adjusted up to five basis points on the interest rate and up to one basis point on the commitment fees based on the achievement of defined ESG milestones and (3) make certain other changes to the terms and conditions of the existing revolving credit facility.
◦In September 2021, Cheniere Partners issued an aggregate principal amount of $1.2 billion of 3.25% Senior Notes due 2032 (the “2032 CQP Senior Notes”). Net proceeds of the 2032 CQP Senior Notes were used to redeem a portion of the outstanding $1.1 billion aggregate principal amount of the 5.625% Senior Notes due 2026 (the “2026 CQP Senior Notes”) in September 2021 pursuant to a tender offer. In October 2021, the remaining net proceeds of the 2032 CQP Senior Notes were used to redeem the remaining outstanding principal amount of the 2026 CQP Senior Notes and, together with cash on hand, redeem $318 million of the 6.25% Senior Secured Notes due 2022 (the “2022 SPL Senior Notes”).
◦In August 2021, CCH issued an aggregate principal amount of $750 million of fully amortizing 2.742% Senior Secured Notes due 2039 (the “2.742% CCH Senior Secured Notes”). The net proceeds of the 2.742% CCH Senior Secured Notes were used to prepay a portion of the principal amount outstanding under CCH’s amended and restated term loan credit facility (the “CCH Credit Facility”).
◦During 2021, SPL entered into a series of note purchase agreements for the sale of approximately $482 million aggregate principal amount of Senior Secured Notes due 2037, on a private placement basis (the “2037 SPL Private Placement Senior Secured Notes”). The 2037 SPL Private Placement Senior Secured Notes are expected to be issued in the fourth quarter of 2021, subject to customary closing conditions, and the net proceeds will be used to redeem a portion of the 2022 SPL Senior Notes and pay related fees, costs and expenses. The 2037 SPL Private Placement Senior Secured Notes will be fully amortizing, with a weighted average life of over 10 years and a weighted average interest rate of 3.07%.
◦In March 2021, Cheniere Partners issued an aggregate principal amount of approximately $1.5 billion of 4.000% Senior Notes due 2031 (the “2031 CQP Senior Notes”). The net proceeds of the 2031 CQP Senior Notes, along with cash on hand, were used to redeem the 5.250% Senior Notes due 2025 (the “2025 CQP Senior Notes”) and to pay fees and expenses in connection with the redemption.
•In July 2021, share repurchase activities recommenced pursuant to the June 2019 repurchase plan, with 77,100 shares repurchased during the third quarter.
•In line with our capital allocation plan, we have repaid $750 million of debt with available cash during the nine months ended September 30, 2021 as follows: (1) fully repaid $148 million of total outstanding indebtedness under Cheniere’s term loan facility (the “Cheniere Term Loan Facility”) and $476 million of Cheniere’s 4.875% convertible notes due May 2021 (“2021 Cheniere Convertible Notes”) with $500 million of available cash and the remainder from borrowings under the Cheniere Revolving Credit Facility, (2) $134 million repayment of the Cheniere Revolving Credit Facility with available cash and (3) $116 million repayment of the CCH Credit Facility with available cash.
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
•In January 2021, the term commenced on Cheniere Marketing International LLP’s 25 year SPA with CPC Corporation, Taiwan.

Results of Operations

The following charts summarize the total revenues and total LNG volumes loaded from our Liquefaction Projects (including both operational and commissioning volumes) during the nine months ended September 30, 2021 and 2020:

The following table summarizes the volumes of operational and commissioning LNG cargoes that were loaded from the Liquefaction Projects, which were recognized on our Consolidated Financial Statements during the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
(in TBtu)	Operational	Commissioning	Operational	Commissioning
Volumes loaded during the current period	500	—	1,447	28
Volumes loaded during the prior period but recognized during the current period	23	—	26	3
Less: volumes loaded during the current period and in transit at the end of the period	(34)	—	(34)	—
Total volumes recognized in the current period	489	—	1,439	31

Net income (loss) attributable to common stockholders

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except per share data)	2021	2020	Change	2021	2020	Change
Net income (loss) attributable to common stockholders	$(1,084)	$(463)	$(621)	$(1,020)	$109	$(1,129)
Net income (loss) per share attributable to common stockholders—basic and diluted	(4.27)	(1.84)	(2.43)	(4.03)	0.43	(4.46)

Net income attributable to common stockholders decreased by $621 million and $1.1 billion during the three and nine months ended September 30, 2021, respectively, from the comparable periods in 2020, primarily due to the increase in derivative losses from changes in fair value and settlements of $3.4 billion and $4.5 billion (pre-tax and excluding the impact of non-controlling interest) between the three and nine months periods, respectively, as further described below. This impact was partially offset by increased volume and revenue per MMBtu of LNG delivered of $1.3 billion and $2.2 billion (pre-tax and excluding the impact of non-controlling interest) during the three and nine months ended September 30, 2021, respectively, from the comparable periods in 2020, as well as the volatility in our effective tax rate during the three and nine months ended September 30, 2021 due to variability in our earnings and the proportion of such earnings attributable to non-controlling interest.

Substantially all after-tax derivative losses relate to the use of commodity derivative instruments, principally those indexed to international LNG prices. While operationally we utilize commodity derivatives to mitigate price volatility for commodities procured or sold over a period of time, as a result of significant appreciation in forward international LNG commodity curves during the three and nine months ended September 30, 2021, we recognized $3.2 billion and $4.0 billion, respectively, of non-cash unfavorable changes in fair value attributed to positions indexed to such prices (pre-tax and excluding the impact of non-controlling interest), including our IPM gas supply agreements and certain physical and financial derivatives entered into economically hedge exposure to commodity markets in which we have contractual agreements to purchase or sell physical LNG.

Derivative instruments, which in addition to managing exposure to commodity-related marketing and price risks are utilized to manage exposure to changing interest rates and foreign exchange volatility, are reported at fair value on our Consolidated Financial Statements. In some cases, the underlying transactions being economically hedged are accounted for under the accrual method of accounting, whereby revenues and expenses are recognized only upon delivery, receipt or realization of the underlying transaction. Because the recognition of derivative instruments at fair value has the effect of recognizing gains or losses relating to future period exposure, and given the significant volumes, long-term duration and volatility in price basis for certain of our derivative contracts, use of derivative instruments may result in continued volatility of our results of operations based on changes in market pricing, counterparty credit risk and other relevant factors, notwithstanding the operational intent to mitigate risk exposure over time.

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2021	2020	Change	2021	2020	Change
LNG revenues	$3,078	$1,373	$1,705	$8,990	$6,236	$2,754
Regasification revenues	68	67	1	202	202	—
Other revenues	54	20	34	115	133	(18)
Total revenues	$3,200	$1,460	$1,740	$9,307	$6,571	$2,736

Total revenues increased during the three and nine months ended September 30, 2021 from the comparable periods in 2020, primarily as a result of increased revenues per MMBtu and higher volume of LNG delivered between the periods due to the non-recurrence of notification by our customers to not take delivery of scheduled LNG during the three and nine months ended September 30, 2021. Revenues per MMBtu of LNG was higher due to improved market prices recognized by our integrated marketing function and as a result of variable fees that are received in addition to fixed fees when the customers take delivery of the cargo as opposed to exercising their contractual right to not take delivery. During the three and nine months ended September 30, 2020, we recognized $171 million and $932 million, respectively, in LNG revenues associated with LNG cargoes for which customers notified us that they would not take delivery, of which $47 million would have been recognized subsequent to September 30, 2020 had the cargoes been lifted pursuant to the delivery schedules with the customers. LNG revenues during the three months ended September 30, 2020 and nine months ended September 30, 2021 excluded $458 million and $38 million, respectively, that would have otherwise been recognized during the quarter if the cargoes were lifted pursuant to the delivery schedules with the customers. We did not have revenues associated with LNG cargoes for which customers notified us that they would not take delivery during the three and nine months ended September 30, 2021.

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. During the nine months ended September 30, 2021, we realized offsets to LNG terminal costs of $227 million, corresponding to 31 TBtu, respectively, that were related to the sale of commissioning cargoes from Train 3 of the CCL Project. We did not realize any offsets to LNG terminal costs during the three months ended September 30, 2021 and three and nine months ended September 30, 2020.

Also included in LNG revenues are sales of certain unutilized natural gas procured for the liquefaction process and other revenues, which was $94 million and $243 million during the three months ended September 30, 2021 and 2020, respectively, and $241 million and $397 million during the nine months ended September 30, 2021 and 2020, respectively. Additionally, LNG revenues include gains and losses from derivative instruments, which include the realized value associated with a portion of derivative instruments that settle through physical delivery. We recognized revenues (offsets to revenues) of $(1,092) million and $29 million during the three months ended September 30, 2021 and 2020, respectively, and $(1,515) million and $148 million during the nine months ended September 30, 2021 and 2020, respectively, related to the gains and losses from derivative instruments due to shifts in forward commodity curves.

We expect our LNG revenues to increase in the future upon Train 6 of the SPL Project becoming operational, which is expected in the first quarter of 2022.

The following table presents the components of LNG revenues and the corresponding LNG volumes delivered:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
LNG revenues (in millions):
LNG from the Liquefaction Projects sold under third party long-term agreements (1)	$2,887	$780	$7,688	$3,931
LNG from the Liquefaction Projects sold by our integrated marketing function under short-term agreements	1,075	65	2,277	540
LNG procured from third parties	115	85	300	288
LNG revenues associated with cargoes not delivered per customer notification (2)	—	171	—	932
Net derivative gains (losses)	(1,092)	29	(1,515)	148
Other revenues	93	243	240	397
Total LNG revenues	$3,078	$1,373	$8,990	$6,236

Volumes delivered as LNG revenues (in TBtu):
LNG from the Liquefaction Projects sold under third party long-term agreements (1)	386	145	1,170	764
LNG from the Liquefaction Projects sold by our integrated marketing function under short-term agreements	103	23	269	168
LNG procured from third parties	10	31	38	79
Total volumes delivered as LNG revenues	499	199	1,477	1,011

(1)Long-term agreements include agreements with an initial tenure of 12 months or more.
(2)LNG revenues include revenues with no corresponding volumes due to revenues attributable to LNG cargoes for which customers notified us that they would not take delivery.

Operating costs and expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2021	2020	Change	2021	2020	Change
Cost of sales	$4,868	$768	$4,100	$8,408	$2,295	$6,113
Operating and maintenance expense	350	317	33	1,057	988	69
Development expense	2	—	2	5	5	—
Selling, general and administrative expense	70	70	—	224	224	—
Depreciation and amortization expense	259	233	26	753	699	54
Impairment expense and loss on disposal of assets	1	—	1	—	5	(5)
Total operating costs and expenses	$5,550	$1,388	$4,162	$10,447	$4,216	$6,231

Our total operating costs and expenses increased during the three and nine months ended September 30, 2021 from the comparable periods in 2020, primarily as a result of increased cost of sales.

Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Projects, to the extent those costs are not utilized for the commissioning process. Cost of sales increased during the three and nine months ended September 30, 2021 from the comparable 2020 periods, primarily due to increased pricing of natural gas feedstock as a result of higher US natural gas prices and increased volume of LNG delivered, as well as unfavorable changes in our commodity derivatives to secure natural gas feedstock for the Liquefaction Projects driven by unfavorable shifts in international forward commodity curves. Cost of sales also includes costs associated with the sale of certain unutilized natural gas procured for the liquefaction process and a portion of derivative instruments that settle through physical delivery, port and canal fees, variable transportation and storage costs, net of margins from the sale of natural gas procured for the liquefaction process and other costs to convert natural gas into LNG.

We expect our operating costs and expenses to generally increase in the future upon Train 6 of the SPL Project achieving substantial completion in the first quarter of 2022, although we expect certain costs will not proportionally increase with the number of operational Trains as cost efficiencies will be realized.
Other expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2021	2020	Change	2021	2020	Change
Interest expense, net of capitalized interest	$364	$355	$9	$1,088	$1,174	$(86)
Loss on modification or extinguishment of debt	36	171	(135)	95	215	(120)
Interest rate derivative loss, net	2	—	2	3	233	(230)
Other expense, net	24	129	(105)	14	115	(101)
Total other expense	$426	$655	$(229)	$1,200	$1,737	$(537)

Interest expense, net of capitalized interest, increased during the three months ended September 30, 2021 from the comparable 2020 period primarily due to the completion of construction of the final Train of the CCL Project in March 2021, which eliminated the portion of total interest costs that was eligible for capitalization. Interest expense, net of capitalized interest, decreased during the nine months ended September 30, 2021 from the comparable 2020 period as a result of lower interest costs as a result of refinancing higher cost debt and repayment of debt in accordance with our capital allocation plan, partially offset by the portion of total interest costs that was eligible for capitalization. During the three months ended September 30, 2021 and 2020, we incurred $398 million and $416 million of total interest cost, respectively, of which we capitalized $34 million and $61 million, respectively, which was primarily related to interest costs incurred for the construction of the Liquefaction Projects. During the nine months ended September 30, 2021 and 2020, we incurred $1,216 million and $1,356 million of total interest cost, respectively, of which we capitalized $128 million and $182 million, respectively, which was primarily related to interest costs incurred for the construction of the Liquefaction Projects.

Loss on modification or extinguishment of debt decreased during the three and nine months ended September 30, 2021 from the respective comparable periods in 2020 due to a lower amount of senior notes and convertible notes repaid or redeemed between the periods, as well as a lower amount of borrowings prepaid under our credit facilities, as further described in Liquidity and Capital Resources—Sources and Uses of Cash—Proceeds from Issuances of Debt, Repayments of Debt, Debt Issuance and Other Financing Costs and Debt Modification or Extinguishment Costs.

Interest rate derivative loss, net decreased during the nine months ended September 30, 2021 compared to the comparable 2020 period, primarily due to a favorable shift in the long-term forward LIBOR curve between the periods and the settlement of certain outstanding derivatives in August 2020 that were in an unfavorable position.

Other expense, net decreased during the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 primarily due to lower other-than-temporary impairment losses related to our investment in Midship Holdings that were recognized between the periods.

Income tax provision (benefit)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2021	2020	Change	2021	2020	Change
Income (loss) before income taxes and non-controlling interest	$(2,776)	$(583)	$(2,193)	$(2,340)	$618	$(2,958)
Income tax provision (benefit)	(1,860)	(75)	(1,785)	(1,864)	119	(1,983)
Effective tax rate	67.0%	12.9%		79.7%	19.3%

The effective tax rates for the three and nine months ended September 30, 2021 were 67.0% and 79.7%, respectively. Our effective tax rate is based on income (loss) before income taxes and non-controlling interest and is significantly impacted by non-controlling interest that is not taxable to Cheniere. Our effective tax rate experienced volatility during the three and nine months ended September 30, 2021 due to variability in our earnings and the proportion of such earnings attributable to non-controlling interest. The variability in earnings in the three and nine months ended September 30, 2021 were mainly the result of approximately $3.5 billion and $4.2 billion, respectively, of pre-tax derivative losses, primarily on our commodity derivatives as a result of unfavorable shifts in international forward commodity curves.

The effective tax rates for the three and nine months ended September 30, 2020 were 12.9% and 19.3%, respectively, which were lower than the 21% federal statutory tax rate primarily due to income allocated to non-controlling interest that is not taxable to Cheniere, and in the nine months ended September 30, 2020, it was partially offset by a $38 million discrete tax expense related to an internal restructuring.

Net income (loss) attributable to non-controlling interest

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2021	2020	Change	2021	2020	Change
Net income (loss) attributable to non-controlling interest	$168	$(45)	$213	$544	$390	$154

Net income attributable to non-controlling interest increased during the three and nine months ended September 30, 2021 from the three and nine months ended September 30, 2020 primarily due to an increase in consolidated net income recognized by Cheniere Partners, which increased from a net loss of $67 million in the three months ended September 30, 2020 to net income of $381 million in the three months ended September 30, 2021 and increased from net income of $774 million in the nine months ended September 30, 2020 to $1,123 million in the nine months ended September 30, 2021.

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

The following table provides a summary of our liquidity position at September 30, 2021 and December 31, 2020 (in millions):

	September 30,	December 31,
	2021	2020
Cash and cash equivalents (1)	$2,203	$1,628
Restricted cash designated for the following purposes:
SPL Project	133	97
CCL Project	59	70
Other	227	282
Available commitments under the following credit facilities:
$1.2 billion Working Capital Revolving Credit and Letter of Credit Reimbursement Agreement (the “2020 SPL Working Capital Facility”)	804	787
CQP Credit Facilities executed in 2019 (“2019 CQP Credit Facilities”)	750	750
$1.2 billion CCH Working Capital Facility (“CCH Working Capital Facility”)	840	767
Cheniere Revolving Credit Facility	1,250	1,126
Cheniere Term Loan Facility	—	372

(1)Amounts presented include balances held by our consolidated variable interest entity, Cheniere Partners, as discussed in Note 7—Non-controlling Interest and Variable Interest Entity of our Notes to Consolidated Financial Statements. As of both September 30, 2021 and December 31, 2020, assets of Cheniere Partners, which are included in our Consolidated Balance Sheets, included $1.7 billion of cash and cash equivalents.

Sabine Pass LNG Terminal

Liquefaction Facilities

The SPL Project is one of the largest LNG production facilities in the world. Through Cheniere Partners, we are currently operating five Trains and two marine berths at the SPL Project, undergoing commissioning of one additional Train that is expected to be substantially completed in the first quarter of 2022 and constructing a third marine berth. We have achieved substantial completion of the first five Trains of the SPL Project and commenced commercial operating activities for each Train at various times starting in May 2016. The following table summarizes the project completion and construction status of Train 6 of the SPL Project as of September 30, 2021:

SPL Train 6
Overall project completion percentage	97.1%
Completion percentage of:
Engineering	100.0%
Procurement	100.0%
Subcontract work	95.8%
Construction	92.9%
Date of expected substantial completion	1Q 2022

We received approval from FERC to site, construct and operate up to a combined total equivalent of approximately 1,661.94 Bcf/yr (approximately 33 mtpa) of natural gas from the SPL Project. The DOE has has issued multiple orders authorizing the export of domestically produced LNG by vessel from the Sabine Pass LNG terminal through December 31, 2050 to FTA countries and non-FTA countries for 1,509.3 Bcf/yr (approximately 30 mtpa) of natural gas, and an additional 152.64 Bcf/yr (approximately 3 mtpa) of natural gas to FTA countries only, with the authorization for the additional volume to non-FTA countries pending.

In December 2020, the DOE announced a new policy in which it would no longer issue short-term export authorizations separately from long-term authorizations. Accordingly, the DOE amended each of SPL’s long-term authorizations to include short-term export authority, and vacated the short-term orders.

Customers

SPL has entered into fixed price long-term SPAs with third-parties, generally with terms of 20 years (plus extension rights) and with a weighted average remaining contract length of approximately 16 years (plus extension rights) for Trains 1 through 6 of the SPL Project. Under these SPAs, the customers will purchase LNG from SPL for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG generally equal to approximately 115% of Henry Hub. The customers may elect to cancel or suspend deliveries of LNG cargoes, with advance notice as governed by each respective SPA, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension. We refer to the fee component that is applicable regardless of a cancellation or suspension of LNG cargo deliveries under the SPAs as the fixed fee component of the price under SPL’s SPAs. We refer to the fee component that is applicable only in connection with LNG cargo deliveries as the variable fee component of the price under SPL’s SPAs. The variable fees under SPL’s SPAs were generally sized at the time of entry into each SPA with the intent to cover the costs of gas purchases and transportation and liquefaction fuel to produce the LNG to be sold under each such SPA. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA generally commences upon the date of first commercial delivery of a specified Train.

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

Natural Gas Transportation, Storage and Supply

To ensure SPL is able to transport adequate natural gas feedstock to the Sabine Pass LNG terminal, it has entered into transportation precedent and other agreements to secure firm pipeline transportation capacity with CTPL and third-party pipeline companies. SPL has entered into firm storage services agreements with third parties to assist in managing variability in natural gas needs for the SPL Project. SPL has also entered into enabling agreements and long-term natural gas supply contracts with third parties in order to secure natural gas feedstock for the SPL Project. As of September 30, 2021, SPL had secured up to approximately 5,033 TBtu of natural gas feedstock through long-term and short-term natural gas supply contracts with remaining terms that range up to 10 years, a portion of which is subject to conditions precedent.

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

The total contract price of the EPC contract for Train 6 of the SPL Project is approximately $2.5 billion, including estimated costs for the third marine berth that is currently under construction. As of September 30, 2021, we have incurred $2.2 billion under this contract.

Regasification Facilities

The Sabine Pass LNG terminal has operational regasification capacity of approximately 4 Bcf/d and aggregate LNG storage capacity of approximately 17 Bcfe. Approximately 2 Bcf/d of the regasification capacity at the Sabine Pass LNG terminal has been reserved under two long-term third-party TUAs, under which SPLNG’s customers are required to pay fixed monthly fees, whether or not they use the LNG terminal.  Each of TotalEnergies Gas & Power North America, Inc. (“Total”) and Chevron U.S.A. Inc. (“Chevron”) has reserved approximately 1 Bcf/d of regasification capacity and is obligated to make monthly capacity payments to SPLNG aggregating approximately $125 million annually, prior to inflation adjustments, for 20 years that commenced in 2009. Total S.A. has guaranteed Total’s obligations under its TUA up to $2.5 billion, subject to certain exceptions, and Chevron Corporation has guaranteed Chevron’s obligations under its TUA up to 80% of the fees payable by Chevron.

The remaining approximately 2 Bcf/d of capacity has been reserved under a TUA by SPL. SPL is obligated to make monthly capacity payments to SPLNG aggregating approximately $250 million annually, prior to inflation adjustments, continuing until at least May 2036. SPL entered into a partial TUA assignment agreement with Total, whereby upon substantial completion of Train 5 of the SPL Project, SPL gained access to substantially all of Total’s capacity and other services provided under Total’s TUA with SPLNG. This agreement provides SPL with additional berthing and storage capacity at the Sabine Pass LNG terminal that may be used to provide increased flexibility in managing LNG cargo loading and unloading activity, permit SPL to more flexibly manage its LNG storage capacity and accommodate the development of Train 6. Notwithstanding any arrangements between Total and SPL, payments required to be made by Total to SPLNG will continue to be made by Total to SPLNG in accordance with its TUA. During each of the three months ended September 30, 2021 and 2020, SPL recorded $32 million as operating and maintenance expense under this partial TUA assignment agreement. During each of the nine months ended September 30, 2021 and 2020, SPL recorded $97 million, as operating and maintenance expense under this partial TUA assignment agreement.

Under each of these TUAs, SPLNG is entitled to retain 2% of the LNG delivered to the Sabine Pass LNG terminal.
Capital Resources

We currently expect that SPL’s capital resources requirements with respect to the SPL Project will be financed through cash flows under the SPAs, project debt and borrowings and equity contributions from Cheniere Partners. We believe that with the net proceeds of borrowings, available commitments under the 2020 SPL Working Capital Facility and 2019 CQP Credit Facilities, cash flows from operations and equity contributions from Cheniere Partners, SPL will have adequate financial resources available to meet its currently anticipated capital, operating and debt service requirements with respect to Trains 1 through 6 of the SPL Project. Additionally, SPLNG generates cash flows from the TUAs, as discussed above.

The following table provides a summary of our capital resources from borrowings and available commitments for the Sabine Pass LNG terminal, excluding equity contributions to our subsidiaries and cash flows from operations (as described in Sources and Uses of Cash), at September 30, 2021 and December 31, 2020 (in millions):

	September 30,	December 31,
	2021	2020
Senior notes (1)	$18,278	$17,750
Letters of credit issued (2)	396	413
Available commitments under credit facilities (2)	1,554	1,537
Total capital resources from borrowings and available commitments (3)	$20,228	$19,700

(1)Includes SPL’s 4.200% to 6.25% senior secured notes due between March 2022 and September 2037 (collectively, the “SPL Senior Notes”), as well as Cheniere Partners’ 3.250% to 5.625% senior notes due between October 2025 and January 2032 (collectively, the “CQP Senior Notes”).
(2)Consists of 2020 SPL Working Capital Facility and 2019 CQP Credit Facilities.
(3)Does not include equity contributions that may be available from Cheniere’s borrowings and available cash and cash equivalents.

SPL Senior Notes

The SPL Senior Notes are governed by a common indenture (the “SPL Indenture”) and the terms of the 5.00% Senior Secured Notes due 2037 (the “2037 SPL Senior Notes”) are governed by a separate indenture (the “2037 SPL Senior Notes Indenture”). Both the SPL Indenture and the 2037 SPL Senior Notes Indenture contain terms and events of default and certain covenants that, among other things, limit SPL’s ability and the ability of SPL’s restricted subsidiaries to incur additional indebtedness or issue preferred stock, make certain investments or pay dividends or distributions on capital stock or subordinated indebtedness or purchase, redeem or retire capital stock, sell or transfer assets, including capital stock of SPL’s restricted subsidiaries, restrict dividends or other payments by restricted subsidiaries, incur liens, enter into transactions with affiliates, dissolve, liquidate, consolidate, merge, sell or lease all or substantially all of SPL’s assets and enter into certain LNG sales contracts. Subject to permitted liens, the SPL Senior Notes are secured on a pari passu first-priority basis by a security interest in all of the membership interests in SPL and substantially all of SPL’s assets. SPL may not make any distributions until, among other requirements, deposits are made into debt service reserve accounts as required and a debt service coverage ratio test of 1.25:1.00 is satisfied.

At any time prior to six months before the respective dates of maturity for each series of the SPL Senior Notes (except for the 2022 SPL Senior Notes, 5.625% Senior Secured Notes due 2023 (the “2023 SPL Senior Notes”), 5.75% Senior Secured Notes due 2024 (the “2024 SPL Senior Notes”) and 5.625% Senior Notes due 2025 (the “2025 SPL Senior Notes”), in which case the time period is three months before the respective dates of maturity), SPL may redeem all or part of such series of the SPL Senior Notes at a redemption price equal to the ‘make-whole’ price (except for the 2037 SPL Senior Notes, in which case the redemption price is equal to the “optional redemption” price) set forth in the respective indentures governing the SPL Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption. SPL may also, at any time within six months of the respective maturity dates for each series of the SPL Senior Notes (except for the 2022 SPL Senior Notes, 2023 SPL Senior Notes, 2024 SPL Senior Notes and 2025 SPL Senior Notes, in which case the time period is within three months of the respective dates of maturity), redeem all or part of such series of the SPL Senior Notes at a redemption price equal to 100% of the principal amount of such series of the SPL Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

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

During 2021, SPL entered into a series of note purchase agreements for the sale of approximately $482 million aggregate principal amount of the 2037 SPL Private Placement Senior Secured Notes on a private placement basis. The 2037 SPL Private Placement Senior Secured Notes are expected to be issued in the fourth quarter of 2021, subject to customary closing conditions, and the net proceeds will be used to strategically refinance a portion of the 2022 SPL Senior Notes and pay related fees, costs and expenses. The 2037 SPL Private Placement Senior Secured Notes will be fully amortizing, with a weighted average life of over 10 years and a weighted average interest rate of 3.07%.

2020 SPL Working Capital Facility

In March 2020, SPL entered into the 2020 SPL Working Capital Facility with aggregate commitments of $1.2 billion, which replaced the $1.2 billion Amended and Restated SPL Working Capital Facility (the “2015 SPL Working Capital Facility”). The 2020 SPL Working Capital Facility is intended to be used for loans to SPL, swing line loans to SPL and the issuance of letters of credit on behalf of SPL, primarily for (1) the refinancing of the 2015 SPL Working Capital Facility, (2) fees and expenses related to the 2020 SPL Working Capital Facility, (3) SPL and its future subsidiaries’ gas purchase obligations and (4) SPL and certain of its future subsidiaries’ general corporate purposes. SPL may, from time to time, request increases in the commitments under the 2020 SPL Working Capital Facility of up to $800 million. As of September 30, 2021 and December 31, 2020, SPL had $804 million and $787 million of available commitments and $396 million and $413 million aggregate amount of issued letters of credit, respectively. As of both September 30, 2021 and December 31, 2020, SPL had no outstanding borrowings under the 2020 SPL Working Capital Facility.

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

Cheniere Partners

CQP Senior Notes

The CQP Senior Notes are jointly and severally guaranteed by each of Cheniere Partners’ subsidiaries other than SPL and, subject to certain conditions governing its guarantee, Sabine Pass LP (each a “Guarantor” and collectively, the “CQP Guarantors”). The CQP Senior Notes are governed by the same base indenture (the “CQP Base Indenture”). The 4.500% Senior Notes due 2029 (the “2029 CQP Senior Notes”) are further governed by the Third Supplemental Indenture, the 2031 CQP Senior Notes are further governed by the Fifth Supplemental Indenture and the 2032 CQP Senior Notes are further governed by the Sixth Supplemental Indenture. The indentures governing the CQP Senior Notes contain terms and events of default and certain covenants that, among other things, limit the ability of Cheniere Partners and the CQP Guarantors to incur liens and sell assets, enter into transactions with affiliates, enter into sale-leaseback transactions and consolidate, merge or sell, lease or otherwise dispose of all or substantially all of the applicable entity’s properties or assets.

At any time prior to October 1, 2024 for the 2029 CQP Senior Notes, March 1, 2026 for the 2031 CQP Senior Notes and January 31, 2027 for the 2032 CQP Senior Notes, Cheniere Partners may redeem all or a part of the applicable CQP Senior Notes at a redemption price equal to 100% of the aggregate principal amount of the CQP Senior Notes redeemed, plus the “applicable premium” set forth in the respective indentures governing the CQP Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption. In addition, at any time prior to October 1, 2024 for the 2029 CQP Senior Notes, March 1, 2024 for the 2031 CQP Senior Notes and January 31, 2025 for the 2032 CQP Senior Notes, Cheniere Partners may redeem up to 35%, and in the case of the 2032 CQP Senior Notes, up to 40%, of the aggregate principal amount of the CQP Senior Notes with an amount of cash not greater than the net cash proceeds from certain equity offerings at a redemption price equal to 104.5% of the aggregate principal amount of the 2029 CQP Senior Notes, 104.000% of the aggregate principal amount of the 2031 CQP Senior Notes and 103.250% of the aggregate principal amount of the 2032 CQP Senior Notes redeemed, plus accrued and unpaid interest, if any, to the date of redemption. Cheniere Partners also may at any time on or after October 1, 2024 through the maturity date of October 1, 2029 for the 2029 CQP Senior Notes, March 1, 2026 through the maturity date of March 1, 2031 for the 2031 CQP Senior Notes and January 31, 2027 through maturity date of January 31, 2032 for the 2032 CQP Senior Notes, redeem the CQP Senior Notes, in whole or in part, at the redemption prices set forth in the respective indentures governing the CQP Senior Notes.

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

2019 CQP Credit Facilities

Cheniere Partners has a $750 million revolving credit facility under the 2019 CQP Credit Facilities. Borrowings under the 2019 CQP Credit Facilities are being used to fund the development and construction of Train 6 of the SPL Project and for general corporate purposes, subject to a sublimit, and the 2019 CQP Credit Facilities are also available for the issuance of letters of credit. As of both September 30, 2021 and December 31, 2020, Cheniere Partners had $750 million of available commitments and no letters of credit issued or loans outstanding under the 2019 CQP Credit Facilities.
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

Corpus Christi LNG Terminal

Liquefaction Facilities

We are currently operating three Trains and two marine berths at the CCL Project. We completed construction of Trains 1, 2 and 3 of the CCL Project and commenced commercial operating activities in February 2019, August 2019 and March 2021, respectively. We received approval from FERC to site, construct and operate up to a combined total equivalent of approximately 875.16 Bcf/yr (approximately 17 mtpa) of natural gas from the CCL Project.

Separate from the CCH Group, we are also developing Corpus Christi Stage 3 through our subsidiary CCL Stage III, adjacent to the CCL Project. We received approval from FERC in November 2019 to site, construct and operate seven midscale Trains with an expected total production capacity of up to approximately 11.45 mtpa of LNG.

The following orders have been issued by the DOE authorizing the export of domestically produced LNG by vessel from the Corpus Christi LNG terminal:
•CCL Project—FTA countries and non-FTA countries through December 31, 2050, up to a combined total equivalent of approximately 767 Bcf/yr (approximately 15 mtpa) of natural gas, and an additional 108.16 Bcf/yr (approximately 2 mtpa) to FTA countries only, with the authorization for the additional volume to non-FTA countries pending.
•Corpus Christi Stage 3—FTA countries and non-FTA countries through December 31, 2050 in an amount equivalent to approximately 582.14 Bcf/yr (approximately 11 mtpa) of natural gas.

In December 2020, the DOE announced a new policy in which it would no longer issue short-term export authorizations separately from long-term authorizations. Accordingly, the DOE amended each of CCL’s long-term authorizations to include short-term export authority, and vacated the short-term orders.

Customers

CCL has entered into fixed price long-term SPAs with third-parties, generally with terms of 20 years (plus extension rights) and with a weighted average remaining contract length of approximately 18 years (plus extension rights) for Trains 1 through 3 of the CCL Project. Under these SPAs, the customers will purchase LNG from CCL on a free on board (“FOB”) basis for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG equal to approximately 115% of Henry Hub. The customers may elect to cancel or suspend deliveries of LNG cargoes, with advance notice as governed by each respective SPA, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension. We refer to the fee component that is applicable regardless of a cancellation or suspension of LNG cargo deliveries under the SPAs as the fixed fee component of the price under our SPAs. We refer to the fee component that is applicable only in connection with LNG cargo deliveries as the variable fee component of the price under our SPAs. The variable fee under CCL’s SPAs entered into in connection with the development of the CCL Project was sized at the time of entry into each SPA with the intent to cover the costs of gas purchases and transportation and liquefaction fuel to produce the LNG to be sold under each such SPA. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA generally commences upon the date of first commercial delivery for the applicable Train, as specified in each SPA.
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

Natural Gas Transportation, Storage and Supply

To ensure CCL is able to transport adequate natural gas feedstock to the Corpus Christi LNG terminal, it has entered into transportation precedent agreements to secure firm pipeline transportation capacity with CCP and certain third-party pipeline companies. CCL has entered into a firm storage services agreement with a third party to assist in managing variability in natural gas needs for the CCL Project. CCL has also entered into enabling agreements and long-term natural gas supply contracts with third parties, and will continue to enter into such agreements, in order to secure natural gas feedstock for the CCL Project. As of September 30, 2021, CCL had secured up to approximately 2,798 TBtu of natural gas feedstock through long-term natural gas supply contracts with remaining terms that range up to 10 years, a portion of which is subject to the achievement of certain project milestones and other conditions precedent.

CCL Stage III has also entered into long-term natural gas supply contracts with third parties, and anticipates continuing to enter into such agreements, in order to secure natural gas feedstock for Corpus Christi Stage 3. As of September 30, 2021, CCL Stage III had secured up to approximately 3,128 TBtu of natural gas feedstock through long-term natural gas supply contracts with remaining terms that range up to approximately 15 years, which is subject to the achievement of certain project milestones and other conditions precedent.

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
Capital Resources

The following table provides a summary of the capital resources of the CCH Group from borrowings and available commitments for the CCL Project, excluding equity contributions from Cheniere, at September 30, 2021 and December 31, 2020 (in millions):

	September 30,	December 31,
	2021	2020
Senior notes (1)	$8,471	$7,721
Credit facilities outstanding balance (2)	1,761	2,767
Letters of credit issued (2)	360	293
Available commitments under credit facilities (2)	840	767
Total capital resources from borrowings and available commitments (3)	$11,432	$11,548

(1)Includes CCH’s 2.742% to 7.000% senior secured notes due between June 2024 and December 2039 (collectively, the “CCH Senior Notes”).
(2)Includes the CCH Credit Facility and the CCH Working Capital Facility.
(3)Does not include equity contributions that may be available from Cheniere’s borrowings and available cash and cash equivalents.

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

CCH Credit Facility

CCH has total commitments under the CCH Credit Facility of $6.1 billion. The obligations of CCH under the CCH Credit Facility are secured by a first priority lien on substantially all of the assets of CCH and its subsidiaries and by a pledge by Cheniere CCH Holdco I, LLC of its limited liability company interests in CCH. As of both September 30, 2021 and December 31, 2020, CCH had no available commitments and $1.8 billion and $2.6 billion, respectively, of loans outstanding under the CCH Credit Facility.

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

CCH Working Capital Facility

CCH has total commitments under the CCH Working Capital Facility of $1.2 billion. The CCH Working Capital Facility is intended to be used for loans to CCH (“CCH Working Capital Loans”) and the issuance of letters of credit on behalf of CCH for certain working capital requirements related to developing and operating the CCL Project and for related business purposes. Loans under the CCH Working Capital Facility are guaranteed by the CCH Guarantors. CCH may, from time to time, request increases in the commitments under the CCH Working Capital Facility of up to the maximum allowed for working capital under the Common Terms Agreement that was entered into concurrently with the CCH Credit Facility. As of September 30, 2021 and December 31, 2020, CCH had $840 million and $767 million of available commitments, zero and $140 million of loans outstanding and $360 million and $293 million aggregate amount of issued letters of credit under the CCH Working Capital Facility as of September 30, 2021 and December 31, 2020, respectively.

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
The 2028 Cheniere Senior Notes are our general senior obligations and rank senior in right of payment to all of our future obligations that are, by their terms, expressly subordinated in right of payment to the 2028 Cheniere Senior Notes and equally in right of payment with all of our other existing and future unsubordinated indebtedness. The 2028 Cheniere Senior Notes became unsecured in June 2021 concurrent with the repayment of all outstanding obligations under the Cheniere Term Loan Facility and may, in certain instances become secured in the future in connection with the incurrence of additional secured indebtedness by us. When required, the 2028 Cheniere Senior Notes will be secured on a first-priority basis by a lien on substantially all of our assets and equity interests in our direct subsidiaries (other than certain excluded subsidiaries), which liens rank pari passu with the liens securing the Cheniere Revolving Credit Facility. As of September 30, 2021, the 2028 Cheniere Senior Notes are not guaranteed by any of our subsidiaries. In the future, the 2028 Cheniere Senior Notes will be guaranteed by our subsidiaries who guarantee our other material indebtedness.

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
Cheniere Revolving Credit Facility

We have total commitments under the Cheniere Revolving Credit Facility of $1.25 billion. The Cheniere Revolving Credit Facility is intended to fund, through loans and letters of credit, equity capital contributions to Cheniere CCH Holdco II, LLC (“CCH HoldCo II”) and its subsidiaries for the development of the CCL Project and, provided that certain conditions are met, for general corporate purposes. As of September 30, 2021 and December 31, 2020, we had $1.3 billion and $1.1 billion of available commitments and zero and $124 million aggregate amount of issued letters of credit under the Cheniere Revolving Credit Facility, respectively. We had no loans outstanding under the Cheniere Revolving Credit Facility as of both September 30, 2021 and December 31, 2020.

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

Cash Receipts from Subsidiaries

Our ownership interest in the Sabine Pass LNG terminal is held through Cheniere Partners. As of September 30, 2021, we owned a 48.6% limited partner interest in Cheniere Partners in the form of 239.9 million common units. We also own 100% of the general partner interest and the incentive distribution rights in Cheniere Partners. We are eligible to receive quarterly equity distributions from Cheniere Partners related to our ownership interests and our incentive distribution rights.

We also receive fees for providing management services to some of our subsidiaries. We received $88 million and $83 million in total service fees from these subsidiaries during the nine months ended September 30, 2021 and 2020, respectively.

Capital Allocation Plan

In September 2021, our Board of Directors approved a long-term capital allocation plan which includes (i) repurchase, repayment or retirement of approximately $1.0 billion of existing indebtedness of the Company each year through 2024, (ii) initiation of a quarterly dividend for third quarter 2021 at $0.33 per share, payable November 17, 2021 to shareholders of record as of November, 3, 2021 and (iii) the authorized reset of the share repurchase program, as further explained below.

Share Repurchase Program

On June 3, 2019, we announced that our Board authorized a 3-year, $1.0 billion share repurchase program. On September 7, 2021, the Board authorized an increase in the share repurchase program to $1.0 billion, inclusive of any amounts remaining under the previous authorization as of September 30, 2021, for an additional three years beginning on October 1, 2021. During the three and nine months ended September 30, 2021, we repurchased an aggregate of 0.1 shares of our common stock for $6 million, for a weighted average price per share of $83.97. During the nine months ended September 30, 2020, we repurchased an aggregate of 2.9 million shares of our common stock for $155 million, for a weighted average price per share of $53.88. As of September 30, 2021, we had up to $589 million of the share repurchase program available, which increased to $1.0 billion as of October 1, 2021. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The timing and amount of any shares of our common stock that are repurchased under the share repurchase program will be determined by our management based on market conditions and other factors.  The share repurchase program does not obligate us to acquire any particular amount of common stock, and may be modified, suspended or discontinued at any time or from time to time at our discretion.

Marketing

We market and sell LNG produced by the Liquefaction Projects that is not required for other customers through our integrated marketing function. We have, and continue to develop, a portfolio of long-, medium- and short-term SPAs to transport and unload commercial LNG cargoes to locations worldwide. These volumes are expected to be primarily sourced by LNG produced by the Liquefaction Projects but supplemented by volumes procured from other locations worldwide, as needed. As of September 30, 2021, we have sold or have options to sell approximately 5,085 TBtu of LNG to be delivered to customers between 2021 and 2045, including volume from an SPA Cheniere Marketing has committed to provide to SPL.  The cargoes have been sold either on a FOB basis (delivered to the customer at the Sabine Pass LNG terminal or the Corpus Christi LNG terminal, as applicable) or a delivered at terminal (“DAT”) basis (delivered to the customer at their specified LNG receiving terminal). We have chartered LNG vessels to be utilized for cargoes sold on a DAT basis.

Cheniere Marketing has uncommitted trade finance facilities with available credit of $124 million as of September 30, 2021, primarily to be used for the purchase and sale of LNG for ultimate resale in the course of its operations. The finance facilities are intended to be used for advances, guarantees or the issuance of letters of credit or standby letters of credit on behalf of Cheniere Marketing. As of September 30, 2021 and December 31, 2020, Cheniere Marketing had $101 million and $34 million, respectively, in standby letters of credit and guarantees outstanding under the finance facilities. As of both September 30, 2021 and December 31, 2020, there were zero loans outstanding under the finance facilities. Cheniere Marketing pays interest or fees on utilized commitments.

Cheniere Marketing also has an uncommitted letter of credit facility with available credit of $35 million as of September 30, 2021, for the issuance of letters of credit in the course of its operations. As of September 30, 2021, Cheniere Marketing had no letters of credit issued under the facility. Cheniere Marketing pays fees on utilized commitments.
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

We have made an equity investment in Midship Holdings, LLC (“Midship Holdings”), which manages the business and affairs of Midship Pipeline Company, LLC (“the Midship Pipeline”). Midship Pipeline operates an approximately 200-mile natural gas pipeline project (the “Midship Project”) with current capacity of up to 1.1 million Dekatherms per day that connects new gas production in the Anadarko Basin to Gulf Coast markets, including markets serving the Liquefaction Projects. The Midship Project was placed in service in April 2020.

Restrictive Debt Covenants

As of September 30, 2021, each of our issuers was in compliance with all covenants related to their respective debt agreements.

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

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash, cash equivalents and restricted cash for the nine months ended September 30, 2021 and 2020 (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Nine Months Ended September 30,
	2021	2020
Sources of cash, cash equivalents and restricted cash:
Net cash provided by operating activities	$2,057	$765
Proceeds from sale of fixed assets	68	—
Proceeds from issuances of debt	4,104	7,683
Other	8	—
	$6,237	$8,448
Uses of cash, cash equivalents and restricted cash:
Property, plant and equipment	$(761)	$(1,437)
Investment in equity method investment	—	(100)
Repayments of debt	(4,276)	(6,324)
Debt issuance and other financing costs	(38)	(124)
Debt modification or extinguishment costs	(67)	(170)
Distributions to non-controlling interest	(483)	(468)
Payments related to tax withholdings for share-based compensation	(47)	(43)
Repurchase of common stock	(6)	(155)
Other	(14)	(8)
	(5,692)	(8,829)
Net increase (decrease) in cash, cash equivalents and restricted cash	$545	$(381)

Operating Cash Flows

Our operating cash net inflows during the nine months ended September 30, 2021 and 2020 were $2,057 million and $765 million, respectively. The $1,292 million increase in operating cash inflows in 2021 compared to 2020 was primarily related to increased cash receipts from the sale of LNG cargoes due to higher revenue per MMBtu and higher volume of LNG delivered, as well as from higher than normal contributions from LNG and natural gas portfolio optimization activities due to significant volatility in LNG and natural gas markets during the nine months ended September 30, 2021. Partially offsetting these operating cash inflows were higher operating cash outflows due to higher natural gas feedstock costs and payment of paid-in-kind interest on our convertible notes.

Proceeds from Sale of Fixed Assets

During the nine months ended September 30, 2021, we received proceeds from the sale of fixed assets of $68 million from divestment of non-core land holdings.

Proceeds from Issuances of Debt, Repayments of Debt, Debt Issuance and Other Financing Costs and Debt Modification or Extinguishment Costs

During the nine months ended September 30, 2021, we issued $3,450 million aggregate principal amount of senior notes and borrowed an aggregate amount of $654 million under our credit facilities. The proceeds from these issuances and borrowings, together with cash on hand, were used to redeem $2,172 million aggregate principal amount of senior notes, repay $476 million of the 2021 Cheniere Convertible Notes and prepay $1,808 million aggregate outstanding borrowings under our credit facilities. We incurred $38 million of debt issuance costs related to these issuances, and incurred $67 million of debt modification or extinguishment costs related to these redemptions and repayments, primarily for the payment of early redemption fees and write off of unamortized issuance costs.

During the nine months ended September 30, 2020, we issued $4,769 million aggregate principal amount of senior notes and borrowed an aggregate amount of $2,919 million under our credit facilities. The proceeds from these issuances and borrowings, together with cash on hand, were used to redeem $2.0 billion aggregate principal amount of 2021 SPL Senior Notes, redeem or repurchase $1,513 million of our convertible notes and prepay $2,811 million aggregate outstanding borrowings under our credit facilities. We incurred $124 million of debt issuance costs related to these issuances and the closing of the 2020 SPL Working Capital Facility, and incurred $170 million of debt modification or extinguishment costs related to these redemptions and repayments, primarily for the payment of early redemption fees and write off of unamortized issuance costs.

Property, Plant and Equipment

Cash outflows for property, plant and equipment were primarily for the construction costs for the Liquefaction Projects. These costs are capitalized as construction-in-process until achievement of substantial completion. Additionally, we purchased land adjacent to the CCL Project for potential future expansion purposes.

Distributions to Non-controlling Interest

We own a 48.6% limited partner interest in Cheniere Partners, with the remaining non-controlling interest held by The Blackstone Group Inc., Brookfield Asset Management Inc. and the public, to whom Cheniere Partners paid distributions during the three and nine months ended September 30, 2021 and 2020.

Repurchase of Common Stock

During the nine months ended September 30, 2021 and 2020, we paid $6 million and $155 million, respectively, to repurchase approximately 0.1 million shares and 2.9 million shares, respectively of our common stock under our share repurchase program.

Off-Balance Sheet Arrangements

As of September 30, 2021, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

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

	September 30, 2021		December 31, 2020
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(2,629)	$763	$240	$204
LNG Trading Derivatives	(1,113)	168	(134)	44

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

	September 30, 2021		December 31, 2020
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
CCH Interest Rate Derivatives	$(67)	$—	$(140)	$1

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

	September 30, 2021		December 31, 2020
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
FX Derivatives	$9	$1	$(22)	$2

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

In February 2018, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) issued a Corrective Action Order (the “CAO”) to SPL in connection with a minor LNG leak from one tank and minor vapor release from a second tank at the Sabine Pass LNG terminal. These two tanks have been taken out of operational service while we conduct analysis, repair and remediation. On April 20, 2018, SPL and PHMSA executed a Consent Agreement and Order (the “Consent Order”) that replaces and supersedes the CAO. On July 9, 2019, PHMSA and FERC issued a joint letter setting out operating conditions required to be met prior to SPL returning the tanks to service. In July 2021, PHMSA issued a Notice of Probable Violation (“NOPV”) and Proposed Civil Penalty to SPL alleging violations of federal pipeline safety regulations relating to the 2018 SPL tank incident and proposing civil penalties totaling $2,214,900. On September 16, 2021, PHMSA issued an Amended NOPV that reduced the proposed penalty to $1,458,200. On October 12, 2021, SPL responded to the Amended NOPV, electing not to contest the alleged violations in the Amended NOPV and electing to pay the proposed reduced penalty. SPL continues to coordinate with PHMSA and FERC to address the matters relating to the February 2018 leak, including repair approach and related analysis. We do not expect that the Consent Order and related analysis, repair and remediation or resolution of the NOPV will have a material adverse impact on our financial results or operations.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2020.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes stock repurchases for the three months ended September 30, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans (3)
July 1 - 31, 2021	93,008	$85.31	44,100	$592,272,032
August 1 - 31, 2021	32,019	$84.62	30,500	$589,692,332
September 1 - 30, 2021	2,500	$85.43	2,500	$589,478,717
Total	127,527	$85.14	77,100

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
(3)On June 3, 2019, we announced that our Board authorized a 3-year, $1.0 billion share repurchase program. On September 7, 2021, the Board authorized an increase in the share repurchase program to $1.0 billion, inclusive of any amounts remaining under the previous authorization as of September 30, 2021, for an additional three years beginning on October 1, 2021. For additional information, see Share Repurchase Program in Liquidity and Capital Resources.

ITEM 6.    EXHIBITS

Exhibit No.	Description
4.1
Fifth Supplemental Indenture, dated as of August 24, 2021, among CCH, as issuer, CCL, CCP and Corpus Christi Pipeline GP, LLC, as guarantors, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to CCH’s Current Report on Form 8-K (SEC File No. 333-215435), filed on August 24, 2021)

4.2
Sixth Supplemental Indenture, dated as of September 27, 2021, among Cheniere Partners, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture (incorporated by reference to Exhibit 4.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on September 27, 2021)

10.1*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between SPL and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-00049 COVID-19 Impacts 2Q2021, dated July 6, 2021, (ii) CO-00050 Third Berth Bunkering Ship Modifications — Pre-Investment for Foundations, dated July 6, 2021, (iii) CO-00051 Thermal Oxidizer Controls Change, dated September 8, 2021, (iv) CO-00052 Third Berth Spare Beacon and Additional Cable Tray, dated September 8, 2021 and (v) CO-0053 Train 6 Gearbox Assembly Replacement for Unit 1411, dated September 24, 2021

10.2*
First Amendment to Third Amended and Restated Common Terms Agreement, dated as of July 26, 2021, among SPL, as borrower, the Secured Debt Holder Group Representatives party thereto, the Secured Hedge Representatives party thereto, the Secured Gas Hedge Representatives party thereto and Société Générale, as the Common Security Trustee and the Intercreditor Agent

10.3
Second Employment Agreement Amendment between the Company and Jack A. Fusco, dated August 11, 2021 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on August 13, 2021)

10.4
Registration Rights Agreement, dated as of August 24, 2021, among CCH and CCL, CCP and Corpus Christi Pipeline GP, LLC, as guarantors, and Morgan Stanley & Co. LLC, for itself and as representative of the purchasers (incorporated by reference to Exhibit 10.1 to CCH’s Current Report on Form 8-K (SEC File No. 333-215435), filed on August 24, 2021)

10.5
Registration Rights Agreement, dated as of September 27, 2021, among Cheniere Partners, the guarantors party thereto and RBC Capital Markets, LLC (incorporated by reference to Exhibit 10.1 to Cheniere Partners’ Current Report on Form 8-K (SEC File No. 001-33366), filed on September 27, 2021)

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

CHENIERE ENERGY, INC.

Date:	November 3, 2021	By:	/s/ Zach Davis
Zach Davis
Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	November 3, 2021	By:	/s/ Leonard E. Travis
Leonard E. Travis
Senior Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)