Form 10-Q
period 2022-06-30
Cheniere Energy, Inc.
filed 2022-08-04
CIK 3570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of July 29, 2022, the issuer had 249,782,732 shares of Common Stock outstanding.

CHENIERE ENERGY, INC.

i

DEFINITIONS

As used in this quarterly report, the terms listed below have the following meanings:

Common Industry and Other Terms

ASU	Accounting Standards Update
Bcf	billion cubic feet
Bcf/d	billion cubic feet per day
Bcf/yr	billion cubic feet per year
Bcfe	billion cubic feet equivalent
DOE	U.S. Department of Energy
EPC	engineering, procurement and construction
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FID	final investment decision
FTA countries	countries with which the United States has a free trade agreement providing for national treatment for trade in natural gas
GAAP	generally accepted accounting principles in the United States
Henry Hub	the final settlement price (in USD per MMBtu) for the New York Mercantile Exchange’s Henry Hub natural gas futures contract for the month in which a relevant cargo’s delivery window is scheduled to begin
IPM agreements	integrated production marketing agreements in which the gas producer sells to us gas on a global LNG index price, less a fixed liquefaction fee, shipping and other costs
LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas, a product of natural gas that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state
MMBtu	million British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
mtpa	million tonnes per annum
non-FTA countries	countries with which the United States does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SPA	LNG sale and purchase agreement
TBtu	trillion British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
TUA	terminal use agreement

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of June 30, 2022, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

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
Sabine Pass LNG, L.P.
("SPLNG")
Sabine Pass Liquefaction, LLC
("SPL")

Unless the context requires otherwise, references to “Cheniere,” the “Company,” “we,” “us” and “our” refer to Cheniere Energy, Inc. and its consolidated subsidiaries, including our publicly traded subsidiary, CQP.

In June 2022, as part of the internal restructuring of Cheniere’s subsidiaries, Cheniere contributed its equity interest in Corpus Christi Liquefaction Stage III, LLC (“CCL Stage III”), formerly a wholly owned direct subsidiary of Cheniere, to CCH, and CCL Stage III was subsequently merged with and into CCL, the surviving entity of the merger and a wholly owned subsidiary of CCH.

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
LNG revenues	$7,873	$2,913	$15,213	$5,912
Regasification revenues	68	67	136	134
Other revenues	66	37	142	61
Total revenues	8,007	3,017	15,491	6,107

Operating costs and expenses
Cost of sales (excluding items shown separately below)	5,752	2,154	13,088	3,540
Operating and maintenance expense	419	385	808	707
Development expense	3	2	8	3
Selling, general and administrative expense	77	73	173	154
Depreciation and amortization expense	276	258	547	494
Impairment expense and loss (gain) on disposal of assets	3	(1)	3	(1)
Total operating costs and expenses	6,530	2,871	14,627	4,897

Income from operations	1,477	146	864	1,210

Other income (expense)
Interest expense, net of capitalized interest	(357)	(368)	(706)	(724)
Loss on modification or extinguishment of debt	(28)	(4)	(46)	(59)
Derivative gain (loss), net	(1)	(2)	2	(1)
Other income, net	3	4	8	10
Total other expense	(383)	(370)	(742)	(774)

Income before income taxes and non-controlling interest	1,094	(224)	122	436
Less: income tax provision (benefit)	181	(93)	(10)	(4)
Net income	913	(131)	132	440
Less: net income attributable to non-controlling interest	172	198	256	376
Net income (loss) attributable to common stockholders	$741	$(329)	$(124)	$64

Net income (loss) per share attributable to common stockholders—basic	$2.92	$(1.30)	$(0.49)	$0.25
Net income (loss) per share attributable to common stockholders—diluted	$2.90	$(1.30)	$(0.49)	$0.25

Weighted average number of common shares outstanding—basic	253.6	253.5	253.8	253.2
Weighted average number of common shares outstanding—diluted	255.9	253.5	253.8	254.7

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (1)
(in millions, except share data)

	June 30,	December 31,
	2022	2021
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$2,631	$1,404
Restricted cash and cash equivalents	335	413
Trade and other receivables, net of current expected credit losses	1,883	1,506
Inventory	746	706
Current derivative assets	273	55
Margin deposits	169	765
Other current assets	149	207
Total current assets	6,186	5,056

Property, plant and equipment, net of accumulated depreciation	30,659	30,288
Operating lease assets	2,255	2,102
Derivative assets	144	69
Goodwill	77	77
Deferred tax assets	1,276	1,204
Other non-current assets, net	716	462
Total assets	$41,313	$39,258

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$141	$155
Accrued liabilities	2,599	2,299
Current debt, net of discount and debt issuance costs	2,270	366
Deferred revenue	141	155
Current operating lease liabilities	598	535
Current derivative liabilities	1,793	1,089
Other current liabilities	14	94
Total current liabilities	7,556	4,693

Long-term debt, net of premium, discount and debt issuance costs	26,055	29,449
Operating lease liabilities	1,623	1,541
Finance lease liabilities	56	57
Derivative liabilities	7,133	3,501
Other non-current liabilities	85	50

Stockholders' deficit
Preferred stock: $0.0001 par value, 5.0 million shares authorized, none issued	—	—
Common stock: $0.003 par value, 480.0 million shares authorized; 276.6 million shares and 275.2 million shares issued at June 30, 2022 and December 31, 2021, respectively	1	1
Treasury stock: 26.2 million shares and 21.6 million shares at June 30, 2022 and December 31, 2021, respectively, at cost	(1,529)	(928)
Additional paid-in-capital	4,277	4,377
Accumulated deficit	(6,311)	(6,021)
Total Cheniere stockholders' deficit	(3,562)	(2,571)
Non-controlling interest	2,367	2,538
Total stockholders' deficit	(1,195)	(33)
Total liabilities and stockholders' deficit	$41,313	$39,258

(1)Amounts presented include balances held by our consolidated variable interest entity (“VIE”), CQP, as further discussed in Note 7—Non-controlling Interest and Variable Interest Entity. As of June 30, 2022, total assets and liabilities of CQP were $19.5 billion and $22.7 billion, respectively, including $1.1 billion of cash and cash equivalents and $0.1 billion of restricted cash and cash equivalents.

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions)
(unaudited)

Three and Six Months Ended June 30, 2022
	Total Stockholders’ Deficit
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total Deficit
	Shares	Par Value Amount	Shares	Amount
Balance at December 31, 2021	253.6	$1	21.6	$(928)	$4,377	$(6,021)	$2,538	$(33)
Vesting of share-based compensation awards	1.3	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	38	—	—	38
Issued shares withheld from employees related to share-based compensation, at cost	(0.3)	—	0.3	(35)	(18)	—	—	(53)
Shares repurchased, at cost	(0.2)	—	0.2	(25)	—	—	—	(25)
Adoption of ASU 2020-06, net of tax (see Note 1)	—	—	—	—	(153)	4	—	(149)
Net income attributable to non-controlling interest	—	—	—	—	—	—	84	84
Distributions to non-controlling interest	—	—	—	—	—	—	(171)	(171)
Dividends declared ($0.33 per common share)	—	—	—	—	—	(85)	—	(85)
Net loss	—	—	—	—	—	(865)	—	(865)
Balance at March 31, 2022	254.4	1	22.1	(988)	4,244	(6,967)	2,451	(1,259)
Vesting of share-based compensation awards	0.1	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	34	—	—	34
Issued shares withheld from employees related to share-based compensation, at cost	—	—	—	(1)	(1)	—	—	(2)
Shares repurchased, at cost	(4.1)	—	4.1	(540)	—	—	—	(540)
Net income attributable to non-controlling interest	—	—	—	—	—	—	172	172
Distributions to non-controlling interest	—	—	—	—	—	—	(256)	(256)
Dividends declared ($0.33 per common share)	—	—	—	—	—	(85)	—	(85)
Net income	—	—	—	—	—	741	—	741
Balance at June 30, 2022	250.4	$1	26.2	$(1,529)	$4,277	$(6,311)	$2,367	$(1,195)

Three and Six Months Ended June 30, 2021
	Total Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total Equity
	Shares	Par Value Amount	Shares	Amount
Balance at December 31, 2020	252.3	$1	20.8	$(872)	$4,273	$(3,593)	$2,409	$2,218
Vesting of share-based compensation awards	1.8	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	33	—	—	33
Issued shares withheld from employees related to share-based compensation, at cost	(0.6)	—	0.6	(42)	—	—	—	(42)
Net income attributable to non-controlling interest	—	—	—	—	—	—	178	178
Distributions to non-controlling interest	—	—	—	—	—	—	(160)	(160)
Net income	—	—	—	—	—	393	—	393
Balance at March 31, 2021	253.5	1	21.4	(914)	4,306	(3,200)	2,427	2,620
Vesting of share-based compensation awards	0.1	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	31	—	—	31
Issued shares withheld from employees related to share-based compensation, at cost	—	—	—	(1)	—	—	—	(1)
Net income attributable to non-controlling interest	—	—	—	—	—	—	198	198
Distributions to non-controlling interest	—	—	—	—	—	—	(162)	(162)
Net loss	—	—	—	—	—	(329)	—	(329)
Balance at June 30, 2021	253.6	$1	21.4	$(915)	$4,337	$(3,529)	$2,463	$2,357
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$132	$440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	547	494
Share-based compensation expense	79	63
Non-cash interest expense	5	14
Amortization of debt issuance costs, premium and discount	29	40
Reduction of right-of-use assets	280	172
Loss on modification or extinguishment of debt	46	59
Losses on derivative instruments, net	4,530	748
Net cash used for settlement of derivative instruments	(487)	(111)
Income on equity method investments	(9)	(8)
Deferred taxes	(32)	(7)
Repayment of paid-in-kind interest related to repurchase of convertible notes	(13)	(190)
Other	10	(1)
Changes in operating assets and liabilities:
Trade and other receivables, net of current expected credit losses	(445)	33
Inventory	(44)	(66)
Margin deposits	596	(125)
Other current assets	40	(38)
Accounts payable and accrued liabilities	278	88
Deferred revenue	9	(33)
Total operating lease liabilities	(286)	(173)
Other, net	(93)	(26)
Net cash provided by operating activities	5,172	1,373

Cash flows from investing activities
Property, plant and equipment	(1,023)	(440)
Proceeds from sale of fixed assets	—	68
Investment in equity method investment	(10)	—
Other	—	(11)
Net cash used in investing activities	(1,033)	(383)

Cash flows from financing activities
Proceeds from issuances of debt	1,015	2,184
Redemptions and repayments of debt	(2,715)	(2,603)
Debt issuance and other financing costs	(43)	(20)
Debt modification or extinguishment costs	(30)	(41)
Distributions to non-controlling interest	(427)	(322)
Payments related to tax withholdings for share-based compensation	(55)	(43)
Repurchase of common stock	(565)	—
Dividends to shareholders	(170)	—
Other	—	8
Net cash used in financing activities	(2,990)	(837)

Net increase in cash, cash equivalents and restricted cash and cash equivalents	1,149	153
Cash, cash equivalents and restricted cash and cash equivalents—beginning of period	1,817	2,077
Cash, cash equivalents and restricted cash and cash equivalents—end of period	$2,966	$2,230
Balances per Consolidated Balance Sheet:

June 30,
2022
Cash and cash equivalents	$2,631
Restricted cash and cash equivalents	335
Total cash, cash equivalents and restricted cash and cash equivalents	$2,966
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

CQP owns the Sabine Pass LNG Terminal which has natural gas liquefaction facilities consisting of six operational Trains, with Train 6 achieving substantial completion on February 4, 2022, for a total production capacity of approximately 30 mtpa of LNG (the “SPL Project”). The Sabine Pass LNG Terminal also has operational regasification facilities that include five LNG storage tanks, vaporizers and two marine berths, with an additional marine berth that is under construction. CQP also owns a 94-mile pipeline that interconnects the Sabine Pass LNG Terminal with a number of large interstate pipelines (the “Creole Trail Pipeline”) through its subsidiary, CTPL. As of June 30, 2022, we owned 100% of the general partner interest and a 48.6% limited partner interest in CQP.

The Corpus Christi LNG Terminal currently has three operational Trains for a total production capacity of approximately 15 mtpa of LNG, three LNG storage tanks and two marine berths. Additionally, we are constructing an expansion of the Corpus Christi LNG Terminal (the “Corpus Christi Stage 3 Project”) for up to seven midscale Trains with an expected total production capacity of over 10 mtpa of LNG. CCL Stage III, CCL and CCP received approval from FERC in November 2019 to site, construct and operate the Corpus Christi Stage 3 Project. In March 2022, CCL Stage III issued limited notice to proceed to Bechtel Energy Inc. (“Bechtel”) to commence early engineering, procurement and site works. In June 2022, our board of directors (our “Board”) made a positive FID with respect to the investment in the construction and operation of the Corpus Christi Stage 3 Project and issued a full notice to proceed with construction to Bechtel effective June 16, 2022. In connection with the positive FID, CCL Stage III, through which we were developing and constructing the Corpus Christi Stage 3 Project, was contributed to CCH and subsequently merged with and into CCL, the surviving entity of the merger and a wholly owned subsidiary of CCH. Through our subsidiary CCP, we also own a 21.5-mile natural gas supply pipeline that interconnects the Corpus Christi LNG Terminal with several interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline” and together with the existing operational Trains, midscale trains, storage tanks and marine berths, the “CCL Project”).

We have increased available liquefaction capacity at the SPL Project and the CCL Project (collectively, the “Liquefaction Projects”) as a result of debottlenecking and other optimization projects. We hold significant land positions at both the Sabine Pass LNG Terminal and the Corpus Christi LNG Terminal which provide opportunity for further liquefaction capacity expansion. The development of these sites or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before we make a positive FID.

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

Results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2022.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
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

The adoption of ASU 2020-06 also impacted the calculation of the dilutive effect of our 2045 Cheniere Convertible Senior Notes on our net loss per share for the three and six months ended June 30, 2022, as further discussed in Note 14—Net Income (Loss) per Share Attributable to Common Stockholders.

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

We have interest rate swaps and various credit facilities indexed to LIBOR, as further described in Note 6—Derivative Instruments and Note 9—Debt, respectively. To date, we have amended certain of our credit facilities to incorporate a replacement rate or a fallback replacement rate indexed to SOFR as a result of the expected LIBOR transition. We elected to apply the optional expedients as applicable to certain modified facilities, however the impact of applying the optional expedients was not material, and we do not expect the transition to SOFR or other replacement rate indexes to have a material impact on our future cash flows. We will continue to elect to apply the optional expedients to qualifying contract modifications in the future.

NOTE 2—RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents consist of funds that are contractually or legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. Restricted cash and cash equivalents consisted of the following (in millions):

	June 30,	December 31,
	2022	2021
Restricted cash and cash equivalents
SPL Project	$78	$98
CCL Project	51	44
Cash held by our subsidiaries that is restricted to Cheniere	206	271
Total restricted cash and cash equivalents	$335	$413

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 3—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses consisted of the following (in millions):

	June 30,	December 31,
	2022	2021
Trade receivables
SPL and CCL	$1,042	$802
Cheniere Marketing	702	640
Other receivables	139	64
Total trade and other receivables, net of current expected credit losses	$1,883	$1,506

NOTE 4—INVENTORY

Inventory consisted of the following (in millions):

	June 30,	December 31,
	2022	2021
Materials	$183	$174
LNG in-transit	308	312
LNG	188	153
Natural gas	65	64
Other	2	3
Total inventory	$746	$706

NOTE 5—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	June 30,	December 31,
	2022	2021
LNG terminal
Terminal and interconnecting pipeline facilities	$33,171	$30,660
Site and related costs	443	441
Construction-in-process	1,390	2,995
Accumulated depreciation	(4,443)	(3,912)
Total LNG terminal, net of accumulated depreciation	30,561	30,184
Fixed assets and other
Computer and office equipment	28	25
Furniture and fixtures	19	20
Computer software	123	120
Leasehold improvements	46	45
Land	1	1
Other	18	19
Accumulated depreciation	(186)	(176)
Total fixed assets and other, net of accumulated depreciation	49	54
Assets under finance lease
Tug vessels	60	60
Accumulated depreciation	(11)	(10)
Total assets under finance lease, net of accumulated depreciation	49	50
Property, plant and equipment, net of accumulated depreciation	$30,659	$30,288

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows depreciation expense and offsets to LNG terminal costs (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Depreciation expense	$274	$258	$544	$492
Offsets to LNG terminal costs (1)	—	36	204	227

(1)We recognize offsets to LNG terminal costs related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of the respective Trains of the Liquefaction Projects during the testing phase for its construction.

NOTE 6—DERIVATIVE INSTRUMENTS

We have entered into the following derivative instruments:
•interest rate swaps (“Interest Rate Derivatives”) to hedge the exposure to volatility in a portion of the floating-rate interest payments on CCH’s amended and restated term loan credit facility (the “CCH Credit Facility”), with the last of our Interest Rate Derivatives expiring in May 2022;
•commodity derivatives consisting of natural gas and power supply contracts, including those under our IPM agreements, for the development, commissioning and operation of the Liquefaction Projects (“Physical Liquefaction Supply Derivatives”) and associated economic hedges (“Financial Liquefaction Supply Derivatives,” and collectively with the Physical Liquefaction Supply Derivatives, the “Liquefaction Supply Derivatives”);
•physical LNG derivatives in which we have contractual net settlement (“Physical LNG Trading Derivatives”) and financial derivatives to hedge the exposure to the commodity markets in which we have contractual arrangements to purchase or sell physical LNG (collectively, “LNG Trading Derivatives”); and
•foreign currency exchange (“FX”) contracts to hedge exposure to currency risk associated with cash flows denominated in currencies other than United States dollar (“FX Derivatives”), associated with both LNG Trading Derivatives and operations in countries outside of the United States.

We recognize our derivative instruments as either assets or liabilities and measure those instruments at fair value. None of our derivative instruments are designated as cash flow or fair value hedging instruments, and changes in fair value are recorded within our Consolidated Statements of Operations to the extent not utilized for the commissioning process, in which case such changes are capitalized.

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis (in millions):

	Fair Value Measurements as of
	June 30, 2022				December 31, 2021
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Interest Rate Derivatives liability	$—	$—	$—	$—	$—	$(40)	$—	$(40)
Liquefaction Supply Derivatives asset (liability)	(2)	18	(8,462)	(8,446)	7	(9)	(4,036)	(4,038)
LNG Trading Derivatives asset (liability)	9	(98)	—	(89)	(22)	(378)	—	(400)
FX Derivatives asset	—	26	—	26	—	12	—	12

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

The Level 3 fair value measurements of our Physical LNG Trading Derivatives and the natural gas positions within our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of June 30, 2022 and December 31, 2021:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Physical Liquefaction Supply Derivatives	$(8,462)	Market approach incorporating present value techniques	Henry Hub basis spread	$(1.845) - $0.765 / $(0.033)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	94% - 671% / 189%

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

The following table shows the changes in the fair value of our Level 3 Physical LNG Trading Derivatives and Physical Liquefaction Supply Derivatives (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021 (1)	2022	2021 (1)
Balance, beginning of period	$(7,423)	$131	$(4,036)	$241
Realized and mark-to-market losses:
Included in cost of sales	(1,407)	(464)	(4,482)	(471)
Purchases and settlements:
Purchases	90	(58)	(242)	(187)
Settlements	278	2	298	28
Balance, end of period	$(8,462)	$(389)	$(8,462)	$(389)
Change in unrealized losses relating to instruments still held at end of period	$(1,407)	$(464)	$(4,482)	$(471)

(1)Includes amounts recorded related to natural gas supply contracts that CCL had with a related party. The agreement ceased to be considered a related party agreement during 2021, as discussed in Note 12—Related Party Transactions.

Except for Interest Rate Derivatives, all counterparty derivative contracts provide for the unconditional right of set-off in the event of default. We have elected to report derivative assets and liabilities arising from those derivative contracts with the same counterparty and the unconditional contractual right of set-off on a net basis. The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments, in instances when our derivative instruments are in an asset position. Additionally, counterparties are at risk that we will be unable to meet our commitments in instances where our derivative instruments are in a liability position. We incorporate both our own nonperformance risk and the respective counterparty’s nonperformance risk in fair value measurements depending on the position of the derivative. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of any applicable credit enhancements, such as collateral postings, set-off rights and guarantees.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Interest Rate Derivatives

CCH previously entered into the following interest rate swaps to protect against volatility of future cash flows and hedge a portion of the variable interest payments on the CCH Credit Facility, which expired in May 2022:

	Notional Amounts
	June 30, 2022	December 31, 2021	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
Interest Rate Derivatives	$—	$4.5 billion	2.30%	One-month LIBOR

The following table shows the effect and location of our Interest Rate Derivatives on our Consolidated Statements of Operations (in millions):

		Gain (Loss) Recognized in Consolidated Statements of Operations
	Consolidated Statements of Operations Location	Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Interest Rate Derivatives	Derivative gain (loss), net	$(1)	$(2)	$2	$(1)

Commodity Derivatives

SPL and CCL hold Liquefaction Supply Derivatives which are primarily indexed to the natural gas market and international LNG indices. The remaining minimum terms of the Physical Liquefaction Supply Derivatives range up to approximately 15 years, some of which commence upon the satisfaction of certain events or states of affairs. The terms of the Financial Liquefaction Supply Derivatives range up to approximately three years.

Commencing in the first quarter of 2021, Cheniere Marketing entered into physical LNG transactions that provide for contractual net settlement. Such transactions are accounted for as LNG Trading Derivatives, and are designed to economically hedge exposure to the commodity markets in which we sell LNG. We have historically entered into, and may from time to time enter into, financial LNG Trading Derivatives in the form of swaps, forwards, options or futures. The terms of LNG Trading Derivatives range up to approximately two years.

The following table shows the notional amounts of our Liquefaction Supply Derivatives and LNG Trading Derivatives (collectively, “Commodity Derivatives”):

	June 30, 2022		December 31, 2021
	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives	Liquefaction Supply Derivatives	LNG Trading Derivatives
Notional amount, net (in TBtu)	13,741	23	11,238	33

(1)Excludes notional amounts associated with extension options that were uncertain to be taken as of June 30, 2022.

The following table shows the effect and location of our Commodity Derivatives recorded on our Consolidated Statements of Operations (in millions):

		Gain (Loss) Recognized in Consolidated Statements of Operations
	Consolidated Statements of Operations Location (1)	Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
LNG Trading Derivatives	LNG revenues	$30	$(379)	$(217)	$(441)
LNG Trading Derivatives	Cost of sales	17	53	107	81
Liquefaction Supply Derivatives (2)	LNG revenues	16	—	11	1
Liquefaction Supply Derivatives (2)	Cost of sales (3)	(1,039)	(341)	(4,500)	(404)

(1)Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.
(2)Does not include the realized value associated with derivative instruments that settle through physical delivery.
(3)Includes amounts recorded related to natural gas supply contracts that CCL had with a related party. The agreement ceased to be considered a related party agreement during 2021, as discussed in Note 12—Related Party Transactions.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
FX Derivatives

Cheniere Marketing holds FX Derivatives to protect against the volatility in future cash flows attributable to changes in international currency exchange rates. The FX Derivatives economically hedge the foreign currency exposure arising from cash flows expended for both physical and financial LNG transactions that are denominated in a currency other than the United States dollar. The terms of FX Derivatives range up to approximately one year.

The total notional amount of our FX Derivatives was $667 million and $762 million as of June 30, 2022 and December 31, 2021, respectively.

The following table shows the effect and location of our FX Derivatives recorded on our Consolidated Statements of Operations (in millions):

		Gain (Loss) Recognized in Consolidated Statements of Operations
	Consolidated Statements of Operations Location	Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
FX Derivatives	LNG revenues	$39	$(5)	$67	$16

Fair Value and Location of Derivative Assets and Liabilities on the Consolidated Balance Sheets

The following table shows the fair value and location of our derivative instruments on our Consolidated Balance Sheets (in millions):

	June 30, 2022
	Interest Rate Derivatives	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives (2)	FX Derivatives	Total
Consolidated Balance Sheets Location
Current derivative assets	$—	$183	$63	$27	$273
Derivative assets	—	144	—	—	144
Total derivative assets	—	327	63	27	417

Current derivative liabilities	—	(1,640)	(152)	(1)	(1,793)
Derivative liabilities	—	(7,133)	—	—	(7,133)
Total derivative liabilities	—	(8,773)	(152)	(1)	(8,926)

Derivative asset (liability), net	$—	$(8,446)	$(89)	$26	$(8,509)

	December 31, 2021
	Interest Rate Derivatives	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives (2)	FX Derivatives	Total
Consolidated Balance Sheets Location
Current derivative assets	$—	$38	$2	$15	$55
Derivative assets	—	69	—	—	69
Total derivative assets	—	107	2	15	124

Current derivative liabilities	(40)	(644)	(402)	(3)	(1,089)
Derivative liabilities	—	(3,501)	—	—	(3,501)
Total derivative liabilities	(40)	(4,145)	(402)	(3)	(4,590)

Derivative asset (liability), net	$(40)	$(4,038)	$(400)	$12	$(4,466)

(1)Does not include collateral posted with counterparties by us of $34 million and $20 million as of June 30, 2022 and December 31, 2021, respectively, which are included in margin deposits in our Consolidated Balance Sheets.
(2)Does not include collateral posted with counterparties by us of $135 million and $745 million, as of June 30, 2022 and December 31, 2021, respectively, which are included in margin deposits in our Consolidated Balance Sheets.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Consolidated Balance Sheets Presentation

The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions) for our derivative instruments that are presented on a net basis on our Consolidated Balance Sheets:

	Liquefaction Supply Derivatives	LNG Trading Derivatives	FX Derivatives

As of June 30, 2022
Gross assets	$383	$104	$33
Offsetting amounts	(56)	(41)	(6)
Net assets	$327	$63	$27

Gross liabilities	$(9,166)	$(160)	$(1)
Offsetting amounts	393	8	—
Net liabilities	$(8,773)	$(152)	$(1)

As of December 31, 2021
Gross assets	$155	$10	$48
Offsetting amounts	(48)	(8)	(33)
Net assets	$107	$2	$15

Gross liabilities	$(4,382)	$(551)	$(10)
Offsetting amounts	237	149	7
Net liabilities	$(4,145)	$(402)	$(3)

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
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

The following table presents the summarized assets and liabilities (in millions) of CQP, our consolidated VIE, which are included in our Consolidated Balance Sheets. The assets in the table below may only be used to settle obligations of CQP. In addition, there is no recourse to us for the consolidated VIE’s liabilities. The assets and liabilities in the table below include third party assets and liabilities of CQP only and exclude intercompany balances between CQP and Cheniere that eliminate in the Consolidated Financial Statements of Cheniere.

	June 30,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$1,111	$876
Restricted cash and cash equivalents	78	98
Trade and other receivables, net of current expected credit losses	723	580
Other current assets	427	285
Total current assets	2,339	1,839

Property, plant and equipment, net of accumulated depreciation	16,861	16,830
Other non-current assets, net	309	316
Total assets	$19,509	$18,985

LIABILITIES
Current liabilities
Accrued liabilities	$1,582	$1,077
Current debt, net of discount and debt issuance costs	1,497	—
Other current liabilities	642	200
Total current liabilities	3,721	1,277

Long-term debt, net of premium, discount and debt issuance costs	15,693	17,177
Other non-current liabilities	3,263	100
Total liabilities	$22,677	$18,554

NOTE 8—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	June 30,	December 31,
	2022	2021
Natural gas purchases	$1,883	$1,323
Derivative settlements	79	329
Interest costs and related debt fees	231	214
LNG terminals and related pipeline costs	235	144
Compensation and benefits	76	180
LNG inventory	7	34
Other accrued liabilities	88	75
Total accrued liabilities	$2,599	$2,299

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 9—DEBT

Debt consisted of the following (in millions):

	June 30,	December 31,
	2022	2021
SPL:
Senior Secured Notes:
5.625% due 2023	$1,500	$1,500
5.75% due 2024	2,000	2,000
5.625% due 2025	2,000	2,000
5.875% due 2026	1,500	1,500
5.00% due 2027	1,500	1,500
4.200% due 2028	1,350	1,350
4.500% due 2030	2,000	2,000
4.27% weighted average rate due 2037	1,282	1,282
Total SPL Senior Secured Notes	13,132	13,132
Working capital revolving credit and letter of credit reimbursement agreement (the “SPL Working Capital Facility”)	—	—
Total debt - SPL	13,132	13,132

CQP:
Senior Notes:
4.500% due 2029	1,500	1,500
4.000% due 2031	1,500	1,500
3.25% due 2032	1,200	1,200
Total CQP Senior Notes	4,200	4,200
Credit facilities (the “CQP Credit Facilities”)	—	—
Total debt - CQP	4,200	4,200

CCH:
Senior Secured Notes:
7.000% due 2024	1,250	1,250
5.875% due 2025	1,500	1,500
5.125% due 2027	1,500	1,500
3.700% due 2029	1,500	1,500
3.72% weighted average rate due 2039	2,721	2,721
Total CCH Senior Secured Notes	8,471	8,471
CCH Credit Facility (1)	779	1,728
Working capital facility (the “CCH Working Capital Facility”) (2)	—	250
Total debt - CCH	9,250	10,449

Cheniere:
4.625% Senior Secured Notes due 2028	2,000	2,000
2045 Cheniere Convertible Senior Notes (3)	—	625
Revolving credit facility (the “Cheniere Revolving Credit Facility”)	—	—
Total debt - Cheniere	2,000	2,625

Cheniere Marketing: trade finance facilities and letter of credit facility (2)	—	—
Total debt	28,582	30,406

Current portion of long-term debt	(773)	(117)
Short-term debt	(1,497)	(250)
Unamortized premium, discount and debt issuance costs, net	(257)	(590)
Total long-term debt, net of premium, discount and debt issuance costs	$26,055	$29,449

(1)The outstanding balance as of June 30, 2022 was repaid in July 2022 and is categorized as current debt.
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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Credit Facilities

Below is a summary of our committed credit facilities outstanding as of June 30, 2022 (in millions):

	SPL Working Capital Facility	CQP Credit Facilities	CCH Credit Facility (1)	CCH Working Capital Facility (1)	Cheniere Revolving Credit Facility
Total facility size	$1,200	$750	$4,039	$1,500	$1,250
Less:
Outstanding balance	—	—	779	—	—
Letters of credit issued	363	—	—	276	—
Available commitment	$837	$750	$3,260	$1,224	$1,250

Priority ranking	Senior secured	Senior secured	Senior secured	Senior secured	Senior secured
Interest rate on available balance	LIBOR plus 1.125% - 1.750% or base rate plus 0.125% - 0.750%	LIBOR plus 1.25% - 2.125% or base rate plus 0.25% - 1.125%	SOFR plus credit spread adjustment of 0.1% , plus margin of 1.5% or base rate plus 0.5%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.0% - 1.5% or base rate plus applicable margin	LIBOR plus 1.250% - 2.375% or base rate plus 0.250% - 1.375% (2)
Weighted average interest rate of outstanding balance	n/a	n/a	3.13%	n/a	n/a
Commitment fees on undrawn balance	0.15%	0.49%	0.53%	0.18%	0.25%
Maturity date	March 19, 2025	May 29, 2024	(3)	June 15, 2027	October 28, 2026

(1)In June 2022, CCH amended and restated the CCH Credit Facility and the CCH Working Capital Facility resulting in $20 million of debt extinguishment and modification costs to, among other things, (1) provide incremental commitments of $3.7 billion and $300 million for the CCH Credit Facility and the CCH Working Capital Facility, respectively, in connection with the FID with respect to the Corpus Christi Stage 3 Project, (2) extend the maturity, (3) update the indexed interest rate to SOFR and (4) make certain other changes to the terms and conditions of each existing facility.
(2)This facility was amended in 2021 to establish a SOFR-indexed replacement rate for LIBOR.
(3)The CCH Credit Facility matures the earlier of June 15, 2029 or two years after the substantial completion of the last Train of the Corpus Christi Stage 3 Project.

Convertible Notes

On December 6, 2021, we issued a notice of redemption for all $625 million aggregate principal amount outstanding of the 2045 Cheniere Convertible Senior Notes. The notice of redemption allowed holders to elect to convert their notes at any time prior to a specified deadline on December 31, 2021, with settlement of such converted notes in cash, as elected by us, on January 5, 2022. The impact of holders electing conversion was immaterial to the Consolidated Financial Statements. The 2045 Cheniere Convertible Senior Notes not converted were redeemed on January 5, 2022 with borrowings under the Cheniere Revolving Credit Facility. We recognized $16 million of debt extinguishment costs related to the early redemption of these convertible notes.

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

As of June 30, 2022, each of our issuers was in compliance with all covenants related to their respective debt agreements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Interest Expense

Total interest expense, net of capitalized interest, including interest expense related to our convertible notes, consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest cost on convertible notes:
Interest per contractual rate	$—	$11	$—	$23
Amortization of debt discount and debt issuance costs	—	3	—	8
Total interest cost related to convertible notes	—	14	—	31
Interest cost on debt and finance leases excluding convertible notes	370	387	742	787
Total interest cost	370	401	742	818
Capitalized interest	(13)	(33)	(36)	(94)
Total interest expense, net of capitalized interest	$357	$368	$706	$724

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our debt (in millions):

	June 30, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes — Level 2 (1)	$24,550	$23,530	$24,550	$26,725
Senior notes — Level 3 (2)	3,253	3,069	3,253	3,693
2045 Cheniere Convertible Senior Notes — Level 1 (3)	—	—	625	526

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

The following table shows the classification and location of our right-of-use assets and lease liabilities on our Consolidated Balance Sheets (in millions):

		June 30,	December 31,
	Consolidated Balance Sheets Location	2022	2021
Right-of-use assets—Operating	Operating lease assets	$2,255	$2,102
Right-of-use assets—Financing	Property, plant and equipment, net of accumulated depreciation	49	50
Total right-of-use assets		$2,304	$2,152

Current operating lease liabilities	Current operating lease liabilities	$598	$535
Current finance lease liabilities	Other current liabilities	2	2
Non-current operating lease liabilities	Operating lease liabilities	1,623	1,541
Non-current finance lease liabilities	Finance lease liabilities	56	57
Total lease liabilities		$2,279	$2,135

The following table shows the classification and location of our lease costs on our Consolidated Statements of Operations (in millions):

	Consolidated Statements of Operations Location	Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Operating lease cost (a)	Operating costs and expenses (1)	$189	$145	$391	$296
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	1	1	2	2
Interest on lease liabilities	Interest expense, net of capitalized interest	3	3	5	5
Total lease cost		$193	$149	$398	$303

(a) Included in operating lease cost:
Short-term lease costs		$23	$30	$64	$81
Variable lease costs		—	11	9	13

(1)Presented in cost of sales, operating and maintenance expense or selling, general and administrative expense consistent with the nature of the asset under lease.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Future annual minimum lease payments for operating and finance leases as of June 30, 2022 are as follows (in millions):

Years Ending December 31,	Operating Leases (1)	Finance Leases
2022	$349	$6
2023	605	10
2024	538	10
2025	318	10
2026	251	10
Thereafter	458	117
Total lease payments	2,519	163
Less: Interest	(298)	(105)
Present value of lease liabilities	$2,221	$58

(1)Does not include approximately $3.2 billion of legally binding minimum payments primarily for vessel charters which were executed as of June 30, 2022 but will commence in future periods and have fixed minimum lease terms of up to 10 years.

The following table shows the weighted-average remaining lease term and the weighted-average discount rate for our operating leases and finance leases:

	June 30, 2022		December 31, 2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	5.5	16.2	5.6	16.7
Weighted-average discount rate (1)	3.6%	16.2%	3.6%	16.2%

(1)The finance leases commenced prior to the adoption of the current leasing standard under GAAP. In accordance with previous accounting guidance, the implied rate is based on the fair value of the underlying assets.

The following table includes other quantitative information for our operating and finance leases (in millions):

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$324	$201
Operating cash flows from finance leases	5	5
Right-of-use assets obtained in exchange for operating lease liabilities	433	1,112

LNG Vessel Subcharters

From time to time, we sublease certain LNG vessels under charter to third parties while retaining our existing obligation to the original lessor. As of June 30, 2022 and December 31, 2021, we had $371 million and $15 million future minimum sublease payments to be received from LNG vessel subcharters. The following table shows the sublease income recognized in other revenues on our Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fixed income	$34	$8	$66	$11
Variable income	6	5	25	6
Total sublease income	$40	$13	$91	$17

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 11—REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue earned from contracts with customers (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
LNG revenues	$7,788	$3,297	$15,352	$6,336
Regasification revenues	68	67	136	134
Other revenues	26	24	51	44
Total revenues from customers	7,882	3,388	15,539	6,514
Net derivative gain (loss) (1)	85	(384)	(139)	(424)
Other (2)	40	13	91	17
Total revenues	$8,007	$3,017	$15,491	$6,107

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

Contract Assets and Liabilities

The following table shows our contract assets, net of current expected credit losses, which are classified as other current assets and other non-current assets, net on our Consolidated Balance Sheets (in millions):

	June 30,	December 31,
	2022	2021
Contract assets, net of current expected credit losses	$159	$140

The following table reflects the changes in our contract liabilities, which we classify as deferred revenue and other non-current liabilities on our Consolidated Balance Sheets (in millions):

Six Months Ended June 30, 2022
Deferred revenue, beginning of period	$194
Cash received but not yet recognized in revenue	202
Revenue recognized from prior period deferral	(194)
Deferred revenue, end of period	$202

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	June 30, 2022		December 31, 2021
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$109.9	9	$107.1	9
Regasification revenues	1.7	2	1.9	4
Total revenues	$111.6		$109.0

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
(2)The table above excludes substantially all variable consideration under our SPAs and TUAs. We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Additionally, we have excluded variable consideration related to contracts where there is uncertainty that one or both of the parties will achieve certain milestones. Approximately 74% and 53% of our LNG revenues from contracts included in the table above during the three months ended June 30, 2022 and 2021, respectively, and approximately 70% and 52% of our LNG revenues from contracts included in the table above during the six months ended June 30, 2022 and 2021, respectively, were related to variable consideration received from customers. During each of the three and six months ended June 30, 2022, approximately 6% of our regasification revenues were related to variable consideration received from customers and during each of the three and six months ended June 30, 2021, approximately 5% of our regasification revenues were related to variable consideration received from customers.

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

Termination Agreement with Chevron

In June 2022, Chevron U.S.A. Inc. (“Chevron”) entered into an agreement with SPLNG providing for the early termination of the TUA between the parties for a lump sum fee of $765 million (the “Termination Fee”). Upon SPLNG’s receipt of the Termination Fee, obligations pursuant to the TUA will terminate, including Chevron’s obligation to pay SPLNG capacity payments totaling $125 million annually (adjusted for inflation) through 2029. The termination agreement became effective on July 6, 2022, and we will recognize revenue, inclusive of the Termination Fee, over the remaining 2022 period.

NOTE 12—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
LNG Revenues
Natural Gas Transportation and Storage Agreements	$4	$—	$4	$—

Other revenues
Operation and Maintenance Services Agreements	2	1	4	3

Cost of sales
Natural Gas Supply Agreements (a) (1)	—	36	—	71
Natural Gas Transportation and Storage Agreements	1	1	1	1
Total cost of sales	1	37	1	72

Operating and maintenance expense
Natural Gas Transportation and Storage Agreements	18	15	32	27

(a) Included in cost of sales:
Liquefaction Supply Derivative gain (1)	—	6	—	7

(1)Includes amounts recorded related to natural gas supply contracts that SPL and CCL had with related parties. These agreements ceased to be considered related party agreements during 2021, as discussed below.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Natural Gas Supply Agreements

CCL Natural Gas Supply Agreement

CCL was party to a natural gas supply agreement with a related party in the ordinary course of business, to obtain a fixed minimum daily volume of feed gas for the operation of the CCL Project. The related party entity was acquired by a non-related party on November 1, 2021, therefore, as of such date, this agreement ceased to be considered a related party agreement.

Natural Gas Transportation and Storage Agreements

SPL is party to various natural gas transportation and storage agreements and CTPL is party to an operational balancing agreement with a related party in the ordinary course of business for the operation of the SPL Project, with initial primary terms of up to 10 years with extension rights. This related party is partially owned by Brookfield Asset Management, Inc., who indirectly acquired a portion of CQP’s limited partner interests in September 2020. We recorded accrued liabilities of $6 million and $4 million as of June 30, 2022 and December 31, 2021, respectively, with this related party.

CCL is party to natural gas transportation agreements with Midship Pipeline Company, LLC (“Midship Pipeline”) in the ordinary course of business for the operation of the CCL Project, for a period of 10 years which began in May 2020. We account for our investment in Midship Holdings, LLC, which manages the business and affairs of Midship Pipeline, as an equity method investment. We recorded accrued liabilities of $1 million as of both June 30, 2022 and December 31, 2021 with this related party.

Operation and Maintenance Service Agreements

Cheniere LNG O&M Services, LLC (“O&M Services”), our wholly owned subsidiary, provides the development, construction, operation and maintenance services to Midship Pipeline pursuant to agreements in which O&M Services receives an agreed upon fee and reimbursement of costs incurred. O&M Services recorded $1 million and $2 million of other receivables as of June 30, 2022 and December 31, 2021, respectively, for services provided to Midship Pipeline under these agreements.

Share Purchase Agreement

In June 2022, we entered into a purchase agreement to purchase approximately $350 million of Cheniere’s common shares beneficially owned by Icahn Capital LP and certain affiliates of Icahn Capital LP (the “Icahn Group”) pursuant to which we purchased an aggregate of approximately 2.68 million shares of our common stock at a price per share of $130.52, the closing price on our common shares on the date of execution of the purchase agreement. Pursuant to the Nomination and Standstill Agreement entered into on August 21, 2015 by Cheniere and the Icahn Group, the Icahn Group’s remaining director designee to the Board, Andrew Teno, resigned from the Board of Cheniere and all committees of the Board effective June 21, 2022. Additionally, as of such date, the Icahn Group ceased to be considered a related party.

Interest in ADCC Pipeline, LLC

In June 2022, Cheniere, through its wholly owned subsidiary Cheniere ADCC Investments, LLC, acquired a 30% equity interest in ADCC Pipeline, LLC and its wholly owned subsidiary (collectively, “ADCC Pipeline”). ADCC Pipeline will develop, construct and operate an approximately 42-mile natural gas pipeline project connecting the Agua Dulce natural gas hub to the CCL Project. We currently have a future commitment of up to approximately $93 million to fund our equity interest, which commitment is subject to a condition precedent that has not yet been satisfied.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 13—INCOME TAXES

We recorded an income tax expense of $181 million and an income tax benefit of $10 million during the three and six months ended June 30, 2022, respectively, and an income tax benefit of $93 million and $4 million during the three and six months ended June 30, 2021, respectively.

Our effective tax rate was 16.5% and (8.2)% for the three and six months ended June 30, 2022, respectively. The effective tax rate for the three months ended June 30, 2022 was lower than the statutory income tax rate primarily due to income allocated to non-controlling interest that is not taxable to Cheniere. The effective tax rate for the six months ended June 30, 2022 did not bear a customary relationship to the 21% statutory income tax rate due to a combination of factors including income allocated to non-controlling interest that is not taxable to Cheniere and discrete tax benefits primarily related to stock-based compensation awards that vested in the first quarter.

Our effective tax rate was 41.5% and (0.9)% for the three and six months ended June 30, 2021, respectively, and did not bear a customary relationship to the statutory income tax rate due to a combination of factors including income allocated to non-controlling interest that is not taxable to Cheniere and a $58 million discrete tax benefit related to releasing a portion of our valuation allowance caused by a change in tax law allowing for indefinite Louisiana net operating loss carryover.

NOTE 14—NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table reconciles basic and diluted weighted average common shares outstanding and common stock dividends declared (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss) attributable to common stockholders	$741	$(329)	$(124)	$64

Weighted average common shares outstanding:
Basic	253.6	253.5	253.8	253.2
Dilutive unvested stock	2.3	—	—	1.5
Diluted	255.9	253.5	253.8	254.7

Net income (loss) per share attributable to common stockholders—basic	$2.92	$(1.30)	$(0.49)	$0.25
Net income (loss) per share attributable to common stockholders—diluted	$2.90	$(1.30)	$(0.49)	$0.25

Dividends paid per common share	$0.33	$—	$0.66	$—

On July 26, 2022, we declared a quarterly dividend of $0.33 per share of common stock that is payable on August 16, 2022 to shareholders of record as of August 9, 2022.

Potentially dilutive securities that were not included in the diluted net income (loss) per share computations because their effects would have been anti-dilutive were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Unvested stock (1)	—	1.5	2.1	—
2045 Cheniere Convertible Senior Notes (2)	—	4.5	0.3	4.5
Total potentially dilutive common shares	—	6.0	2.4	4.5

(1)Includes the impact of unvested shares containing performance conditions to the extent that the underlying performance conditions are satisfied based on actual results as of the respective dates.
(2)As described in Note 9—Debt, the 2045 Cheniere Convertible Senior Notes were redeemed or converted in cash on January 5, 2022. However, the adoption of ASU 2020-06 on January 1, 2022 required a presumption of share

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
settlement for the purpose of calculating the impact to diluted earnings per share during the period the notes were outstanding in 2022. Such impact was anti-dilutive as a result of the reported net loss attributable to common shareholders during the 2022 period. See Note 1—Nature of Operations and Basis of Presentation for further discussion of our adoption of ASU 2020-06.
NOTE 15—STOCK REPURCHASE PROGRAMS

On September 7, 2021, the Board authorized a reset in the previously existing share repurchase program to $1.0 billion, inclusive of any amounts remaining under the previous authorization as of September 30, 2021, for an additional three years beginning on October 1, 2021. The following table presents information with respect to repurchases of common stock (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Aggregate common stock repurchased	4.13	—	4.37	—
Weighted average price paid per share	$130.64	$—	$129.20	$—
Total amount paid	$540	$—	$565	$—

As of June 30, 2022, we had $433 million remaining under our share repurchase program.

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

	Percentage of Total Revenues from External Customers				Percentage of Trade and Other Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2022	2021	2022	2021	2022	2021
Customer A	*	14%	*	15%	*	10%
Customer B	*	12%	*	12%	*	*
Customer C	*	*	*	11%	*	*
Customer D	*	*	*	*	10%	*

* Less than 10%

NOTE 17—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Six Months Ended June 30,
	2022	2021
Cash paid during the period for interest on debt, net of amounts capitalized	$669	$675
Cash paid for income taxes, net of refunds	11	1
Non-cash investing activity:
Contributions of property, plant and equipment in exchange for other non-current assets	17	—

The balance in property, plant and equipment, net of accumulated depreciation funded with accounts payable and accrued liabilities was $342 million and $264 million as of June 30, 2022 and 2021, respectively.

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

We own and operate the natural gas liquefaction and export facility located in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”), one of the largest LNG production facilities in the world, through our ownership interest in and management agreements with CQP, which is a publicly traded limited partnership that we formed in 2007. As of June 30, 2022, we owned 100% of the general partner interest and a 48.6% limited partner interest in CQP. The Sabine Pass LNG Terminal has six operational Trains, with Train 6 achieving substantial completion on February 4, 2022, for a total operational production capacity of approximately 30 mtpa of LNG (the “SPL Project”). The Sabine Pass LNG Terminal also has operational regasification facilities that include five LNG storage tanks with aggregate capacity of approximately 17 Bcfe, two existing marine berths and one under construction that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters and vaporizers with regasification capacity of approximately 4 Bcf/d. CQP also owns a 94-mile pipeline through its subsidiary, CTPL, that interconnects the Sabine Pass LNG Terminal with a number of large interstate pipelines (the “Creole Trail Pipeline”).

We also own and operate the natural gas liquefaction and export facility located near Corpus Christi, Texas (the “Corpus Christi LNG Terminal”) through CCL, which has natural gas liquefaction facilities consisting of three operational Trains for a total production capacity of approximately 15 mtpa of LNG, three LNG storage tanks with aggregate capacity of approximately 10 Bcfe and two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters. Additionally, we are constructing an expansion of the Corpus Christi LNG Terminal (the “Corpus Christi Stage 3 Project”) for up to seven midscale Trains with an expected total production capacity over 10 mtpa of LNG. CCL Stage III, CCL and CCP received approval from FERC in November 2019 to site, construct and operate the Corpus Christi Stage 3 Project. In March 2022, CCL Stage III issued limited notice to proceed to Bechtel Energy Inc. (“Bechtel”) to commence early engineering, procurement and site works. In June 2022, our board of directors (our “Board”) made a positive FID with respect to the Corpus Christi Stage 3 Project and issued a full notice to proceed with construction to Bechtel effective June 16, 2022. In connection with the positive FID, CCL Stage III, through which we are developing and constructing the Corpus Christi Stage 3 Project, was contributed to CCH and subsequently merged with and into CCL, with CCL the surviving entity of the merger and a wholly owned subsidiary of CCH. We also own and operate through CCP a 21.5-mile natural gas supply pipeline that interconnects the Corpus Christi LNG Terminal with several interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline” and together with the existing operational Trains, midscale trains, storage tanks and marine berths, the “CCL Project”).

We are the largest producer of LNG in the United States and the second largest LNG producer globally, based on the total production capacity of our operating asset platforms of approximately 45 mtpa as of June 30, 2022.

Our customer arrangements provide us with significant, stable and long-term cash flows. We contract our anticipated production capacity under SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and under IPM agreements, in which the gas producer sells to us gas on a global LNG index price, less a fixed liquefaction fee, shipping and other costs. Through our SPAs and IPM agreements, we have contracted approximately 95% of the total anticipated production from the SPL Project and the CCL Project (collectively, the “Liquefaction Projects”) through the mid-2030s, inclusive of contracts executed to support additional liquefaction capacity at the Corpus Christi LNG Terminal beyond the Corpus Christi Stage 3 Project. Excluding contracts with terms less than 10 years, our SPAs and IPM agreements had approximately 17 years of weighted average remaining life as of June 30, 2022. We also market and sell LNG produced by the Liquefaction Projects that is not required for other customers through our integrated marketing function. In March 2022, the DOE authorized the export of an additional 152.64 Bcf/yr and 108.16 Bcf/yr of domestically produced LNG by vessel from the Sabine Pass LNG Terminal and the Corpus Christi LNG Terminal, respectively, through December 31, 2050 to non-FTA countries, that were previously authorized for FTA countries only. For further discussion of the contracted future cash flows under our revenue arrangements, see the liquidity and capital resources disclosures in our annual report on Form 10-K for the fiscal year ended December 31, 2021.

We remain focused on operational excellence and customer satisfaction. Increasing demand for LNG has allowed us to expand our liquefaction infrastructure in a financially disciplined manner. We have increased available liquefaction capacity at our Liquefaction Projects as a result of debottlenecking and other optimization projects. We hold significant land positions at both the Sabine Pass LNG Terminal and the Corpus Christi LNG Terminal, which provide opportunity for further liquefaction capacity expansion. The development of these sites or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before we make a positive FID.

Additionally, we are committed to the responsible and proactive management of our most important environmental, social and governance (“ESG”) impacts, risks and opportunities. In June 2022, we published our 2021 Corporate Responsibility (“CR”) report, which details our approach and progress on ESG issues, including our recently announced collaboration with natural gas midstream companies, methane detection technology providers and leading academic institutions to implement quantification, monitoring, reporting and verification of greenhouse gas emissions at natural gas gathering, processing, transmission and storage systems specific to our supply chain, as well as our contributions to energy security during a critical time in history. Additionally, we commenced providing Cargo Emissions Tags (“CE Tags”) to our customers in June 2022. The CE Tags provide customers with estimated greenhouse gas (“GHG”) emissions data associated with each LNG cargo produced at the Liquefaction Projects and are provided for both free-on-board (“FOB”) and delivered ex-ship (“DES”) LNG cargoes. Our CR report is available at cheniere.com/our-responsibility/reporting-center. Information on our website, including the CR report, is not incorporated by reference into this Quarterly Report on Form 10-Q.

Overview of Significant Events

Our significant events since January 1, 2022 and through the filing date of this Form 10-Q include the following:

Strategic

•On June 15, 2022, our Board made a positive FID with respect to the Corpus Christi Stage 3 Project and issued a full notice to proceed with construction to Bechtel effective June 16, 2022. In connection with the positive FID, CCL Stage III was contributed to CCH and subsequently merged with and into CCL, with CCL the surviving company of the merger and a wholly owned subsidiary of CCH. In connection with the merger, contracts held by CCL Stage III were transferred to CCL.
•In March 2022, CCL Stage III entered into an EPC contract with Bechtel for the Corpus Christi Stage 3 Project for a contract price of approximately $5.5 billion, subject to adjustment only by change order. As described above, CCL Stage III issued a full notice to proceed with construction to Bechtel in June 2022, which followed the issuance of a limited notice to proceed to commence early engineering, procurement and site works in March 2022.
•We entered into, or amended, the following agreements:
◦We entered into new and amended SPAs aggregating approximately 140 million tonnes of LNG to be delivered between 2026 and 2050, inclusive of long-term SPAs with Engie SA, Equinor ASA, Chevron Corporation, POSCO International Corporation, PetroChina International Company Limited and PTT Global LNG Company Limited, approximately 50 million tonnes of which is subject to Cheniere making a final investment decision to construct additional liquefaction capacity at the Corpus Christi LNG Terminal beyond the seven-train Corpus Christi Stage 3 Project or us unilaterally waiving that requirement.
◦In May 2022, CCL Stage III entered into an IPM agreement with ARC Resources U.S. Corp, a subsidiary of ARC Resources, Ltd., to purchase 140,000 MMBtu per day of natural gas at a price based on Platts Japan Korea Marker (“JKM”), for a term of approximately 15 years commencing with commercial operations of Train 7 of the Corpus Christi Stage 3 Project.
◦In February 2022, CCL Stage III amended the IPM agreement previously entered into with EOG Resources, Inc. (“EOG”), increasing the volume and term of natural gas supply from 140,000 MMBtu per day for 10 years, to 420,000 MMBtu per day for 15 years, with pricing continuing to be based on JKM. Under the amended IPM agreement, supply is targeted to commence upon completion of Trains 1, 4 and 5 of the Corpus Christi Stage 3 Project. In addition, the previously executed gas supply agreement, under which EOG sells 300,000 MMBtu per day to CCL Stage III at a price indexed to Henry Hub, has been extended by 5 years, resulting in a 15 year term that is expected to commence upon start-up of the amended IPM agreement.

Operational

•As of July 30, 2022, approximately 2,300 cumulative LNG cargoes totaling over 155 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Projects.
•On February 4, 2022, substantial completion of Train 6 of the SPL Project was achieved.

Financial

•In June 2022, CCH amended and restated its term loan credit facility (the “CCH Credit Facility”) and its working capital facility (the “CCH Working Capital Facility”) to, among other things, (1) increase the commitments to approximately $4.0 billion and $1.5 billion for the CCH Credit Facility and the CCH Working Capital Facility, respectively, which are intended to fund a portion of the cost of developing, constructing and operating the Corpus Christi Stage 3 Project, (2) extend the maturity of the CCH Credit Facility to the earlier of June 15, 2029 or two years after the substantial completion of the last Train of the Corpus Christi Stage 3 Project and extend the maturity of the CCH Working Capital Facility to June 15, 2027, (3) update the indexed interest rate to SOFR and (4) make certain other changes to the terms and conditions of each existing facility.

•During the three and six months ended June 30, 2022, we used $1.1 billion and $2.2 billion, respectively, of available cash to reduce our outstanding indebtedness, of which $1.1 billion and $1.9 billion, respectively, was the redemption or prepayment of long-term indebtedness pursuant to our capital allocation plan, including the early redemption of our 4.25% Convertible Senior Notes due 2045 (the “2045 Cheniere Convertible Senior Notes”) in January 2022.
•Also in line with our capital allocation plan, during the three and six months ended June 30, 2022, we repurchased approximately 4.1 million and 4.4 million shares of our common stock as part of our share repurchase program for approximately $540 million and $565 million, respectively. The shares repurchased during the three and six months ended June 30, 2022 include approximately 2.7 million shares of our common stock beneficially owned by Icahn Capital LP and certain affiliates of Icahn Capital LP (the “Icahn Group”) that we repurchased for approximately $350 million. Additionally, we paid aggregate dividends of $0.66 per share of common stock during the six months ended June 30, 2022.

Results of Operations

The following charts summarize the total revenues and total LNG volumes loaded from our Liquefaction Projects during the six months ended June 30, 2022 and 2021:
The following table summarizes the volumes of operational and commissioning LNG cargoes that were loaded from the Liquefaction Projects, which were recognized on our Consolidated Financial Statements:

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
(in TBtu)	Operational	Commissioning	Operational	Commissioning
Volumes loaded during the current period	564	—	1,136	13
Volumes loaded during the prior period but recognized during the current period	40	—	49	1
Less: volumes loaded during the current period and in transit at the end of the period	(34)	—	(34)	—
Total volumes recognized in the current period	570	—	1,151	14

Net income (loss) attributable to common stockholders

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except per share data)	2022	2021	Variance	2022	2021	Variance
Net income (loss) attributable to common stockholders	$741	$(329)	$1,070	$(124)	$64	$(188)
Net income (loss) per share attributable to common stockholders—basic	2.92	(1.30)	4.22	(0.49)	0.25	(0.74)
Net income (loss) per share attributable to common stockholders—diluted	2.90	(1.30)	4.20	(0.49)	0.25	(0.74)

The favorable variance of $1,070 million during three months ended June 30, 2022 from the comparable 2021 period was primarily due to increased gross margin per MMBtu on LNG delivered largely due to higher margins on sales indexed to or derived from international gas prices and on sales indexed to Henry Hub plus a mark up, generally at 115%, as a result of increases in the associated indices. To a lesser extent, gross margins increased due to increased volumes delivered between the periods, in part due to substantial completion and commencement of operations of Train 6 of the SPL Project on February 4, 2022 (the “Train 6 Completion”). The favorable variance was partially offset by an increase in derivative losses from changes in fair value and settlements of $262 million (pre-tax and excluding the impact of non-controlling interest) between the respective periods, as further described below.

The unfavorable variance of $188 million during the six months ended June 30, 2022 from the comparable 2021 period was primarily due to an increase in derivative losses from changes in fair value and settlements of $3.8 billion (pre-tax and excluding the impact of non-controlling interest) between the periods, as further described below. The unfavorable variance was largely offset by increased gross margin per MMBtu on LNG delivered primarily due to higher margins on sales indexed to or derived from international gas prices and on sales indexed to Henry Hub, generally at 115%, as a result of increases in the associated indices. Also contributing to the increase in gross margin, to a lesser extent, was an increase in volume delivered during the three and six months ended June 30, 2022 from the comparable period in 2021, in part due to substantial completion and commencement of operations of Train 3 of the CCL Project on March 26, 2021 (the “Train 3 Completion”) and Train 6 Completion.

Substantially all derivative losses relate to the use of commodity derivative instruments indexed to international LNG prices, primarily related to our IPM agreements. While operationally we utilize commodity derivatives to mitigate price volatility for commodities procured or sold over a period of time, as a result of significant appreciation in forward international LNG commodity curves during the three and six months ended June 30, 2022, we recognized $1.1 billion and $4.2 billion, respectively, of non-cash unfavorable changes in fair value attributed to positions indexed to such prices (pre-tax and excluding the impact of non-controlling interest).

Derivative instruments, which in addition to managing exposure to commodity-related marketing and price risks are utilized to manage exposure to changing interest rates and foreign exchange volatility, are reported at fair value on our Consolidated Financial Statements. For commodity derivative instruments related to our IPM agreements, the underlying LNG sales being economically hedged are accounted for under the accrual method of accounting, whereby revenues expected to be derived from the future LNG sales are recognized only upon delivery or realization of the underlying transaction. Because the recognition of derivative instruments at fair value has the effect of recognizing gains or losses relating to future period exposure, and given the significant volumes, long-term duration and volatility in price basis for certain of our derivative contracts, use of derivative instruments may result in continued volatility of our results of operations based on changes in market pricing, counterparty credit risk and other relevant factors, notwithstanding the operational intent to mitigate risk exposure over time.

As described in Overview of Significant Events, during the six months ended June 30, 2022, we entered into SPAs with various counterparties for approximately 140 million tonnes of LNG to be delivered between 2026 and 2050. We expect our net income or loss in the future to be impacted by the revenues and associated expenses related to the commencement of these agreements.

Chevron U.S.A. Inc. (“Chevron”) entered into an agreement with SPLNG providing for the early termination of the TUA between the parties for a lump sum fee of $765 million (the “Termination Fee”). Upon SPLNG’s receipt of the Termination Fee, obligations pursuant to the TUA will terminate, including Chevron’s obligation to pay SPLNG capacity payments totaling $125 million annually (adjusted for inflation) through 2029, resulting in the acceleration of revenue recognition associated with the TUA.

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2022	2021	Variance	2022	2021	Variance
LNG revenues	$7,873	$2,913	$4,960	$15,213	$5,912	$9,301
Regasification revenues	68	67	1	136	134	2
Other revenues	66	37	29	142	61	81
Total revenues	$8,007	$3,017	$4,990	$15,491	$6,107	$9,384

Total revenues increased during the three and six months ended June 30, 2022 from the comparable periods in 2021, primarily as a result of increased revenues per MMBtu due to appreciation in underlying indices as described in Net income (loss) attributable to common stockholders above. To a lesser extent, revenues increased as a result of higher volumes of LNG delivered between the periods due to additional production capacity aggregating to approximately 10 mtpa arising from Train 3 Completion and Train 6 Completion.

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. During the three months ended June 30, 2021, we realized offsets to LNG terminal costs of $36 million, corresponding to 6 TBtu that were related to the sale of commissioning cargoes from the Liquefaction Projects. We did not realize any offsets to LNG terminal costs during the three months ended June 30, 2022. During the six months ended June 30, 2022 and 2021, we realized offsets to LNG terminal costs of $204 million and $227 million, corresponding to 15 TBtu and 31 TBtu, respectively, that were related to the sale of commissioning cargoes from the Liquefaction Projects.

LNG revenues include gains and losses from derivative instruments, which include the realized value associated with a portion of derivative instruments that settle through physical delivery. We recognized revenues (offsets to revenues) of $85 million and $(385) million during the three months ended June 30, 2022 and 2021, respectively, and $(139) million and $(424) million during the six months ended June 30, 2022 and 2021, respectively, related to the gains and losses from derivative instruments primarily due to shifts in forward commodity curves. Also included in LNG revenues are sales of certain unutilized natural gas procured for the liquefaction process and other revenues, which was $52 million and $45 million during the three months ended June 30, 2022 and 2021, respectively, and $122 million and $148 million during the six months ended June 30, 2022 and 2021.

The following table presents the components of LNG revenues and the corresponding LNG volumes delivered:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
LNG revenues (in millions):
LNG from the Liquefaction Projects sold under third party long-term agreements (1)	$5,430	$2,482	$9,568	$4,801
LNG from the Liquefaction Projects sold by our integrated marketing function under short-term agreements	2,171	683	5,269	1,202
LNG procured from third parties	135	88	393	185
Net derivative gains (losses)	85	(385)	(139)	(424)
Other revenues	52	45	122	148
Total LNG revenues	$7,873	$2,913	$15,213	$5,912

Volumes delivered as LNG revenues (in TBtu):
LNG from the Liquefaction Projects sold under third party long-term agreements (1)	487	403	957	784
LNG from the Liquefaction Projects sold by our integrated marketing function under short-term agreements	83	105	194	166
LNG procured from third parties	4	14	15	28
Total volumes delivered as LNG revenues	574	522	1,166	978

(1)Long-term agreements include agreements with an initial tenure of 12 months or more.

Operating costs and expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2022	2021	Variance	2022	2021	Variance
Cost of sales	$5,752	$2,154	$3,598	$13,088	$3,540	$9,548
Operating and maintenance expense	419	385	34	808	707	101
Development expense	3	2	1	8	3	5
Selling, general and administrative expense	77	73	4	173	154	19
Depreciation and amortization expense	276	258	18	547	494	53
Impairment expense and loss (gain) on disposal of assets	3	(1)	4	3	(1)	4
Total operating costs and expenses	$6,530	$2,871	$3,659	$14,627	$4,897	$9,730

Our total operating costs and expenses increased by $3.7 billion and $9.7 billion during the three and six months ended June 30, 2022 from the comparable periods in 2021, respectively, primarily as a result of increased cost of sales. Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Projects, to the extent those costs are not utilized for the commissioning process. Cost of sales also includes costs associated with the sale of certain unutilized natural gas procured for the liquefaction process and a portion of derivative instruments that settle through physical delivery, variable transportation and storage costs, port and canal fees and other costs to convert natural gas into LNG. Substantially all of the increase in both comparable periods was attributed to third party cost of sales, which increased $3.6 billion and $9.5 billion during the three and six months ended June 30, 2022, respectively, primarily as a result of increased pricing of natural gas feedstock as a result of higher U.S. natural gas prices and, to a lesser extent, from increased volume of LNG delivered. Additionally, the increase in third party cost of sales was due to unfavorable changes in our commodity derivatives to secure natural gas feedstock for the Liquefaction Projects, as discussed in Net income (loss) attributable to common stockholders above.

Operating and maintenance expense primarily includes costs associated with operating and maintaining the Liquefaction Projects. Operating and maintenance expense also includes third party service and maintenance, payroll and benefit costs, insurance, regulatory costs and other operating costs. During the six months ended June 30, 2022, operating and maintenance expense increased from the comparable period in 2021, primarily due to increased natural gas transportation and storage capacity demand charges following Train 6 Completion and Train 3 Completion and third party service and maintenance contract costs.

Depreciation and amortization expense increased during the three and six months ended June 30, 2022 from the comparable periods in 2021 primarily as a result of Train 6 Completion and, to a lesser extent for the three months comparable periods, Train 3 Completion.

Other expense

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2022	2021	Variance	2022	2021	Variance
Interest expense, net of capitalized interest	$357	$368	$(11)	$706	$724	$(18)
Loss on modification or extinguishment of debt	28	4	24	46	59	(13)
Derivative loss (gain), net	1	2	(1)	(2)	1	(3)
Other income, net	(3)	(4)	1	(8)	(10)	2
Total other expense	$383	$370	$13	$742	$774	$(32)

Interest expense, net of capitalized interest, decreased during the three and six months ended June 30, 2022 from the comparable 2021 periods as a result of lower interest costs as a result of refinancing higher cost debt and repayment of debt in accordance with our capital allocation plan, partially offset by a lower portion of total interest costs eligible for capitalization following Train 3 Completion and Train 6 Completion.

Total interest expense, net of capitalized interest consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total interest cost	$370	$401	$742	$818
Capitalized interest	(13)	(33)	(36)	(94)
Total interest expense, net of capitalized interest	$357	$368	$706	$724

Loss on modification or extinguishment of debt increased and decreased during the three and six months ended June 30, 2022 from the comparable periods in 2021, respectively, primarily due to the amount of debt that was paid down prior to their scheduled maturities between the periods, as further described in Liquidity and Capital Resources—Sources and Uses of Cash—Financing Cash Flows.

Income tax provision (benefit)

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2022	2021	Variance	2022	2021	Variance
Income before income taxes and non-controlling interest	$1,094	$(224)	$1,318	$122	$436	$(314)
Income tax provision (benefit)	$181	$(93)	$274	$(10)	$(4)	$(6)
Effective tax rate	16.5%	41.5%	(25.0)%	(8.2)%	(0.9)%	(7.3)%

Our effective tax rate was 16.5% and (8.2)% for the three and six months ended June 30, 2022, respectively. The effective tax rate for the three months ended June 30, 2022 was lower than the statutory income tax rate primarily due to income allocated to non-controlling interest that is not taxable to Cheniere. The effective tax rate for the six months ended June 30, 2022 did not bear a customary relationship to the 21% statutory income tax rate due to a combination of factors including income allocated to non-controlling interest that is not taxable to Cheniere and discrete tax benefits primarily related to stock-based compensation awards that vested in the first quarter.

Our effective tax rate was 41.5% and (0.9)% for the three and six months ended June 30, 2021, respectively, and did not bear a customary relationship to the statutory income tax rate due to a combination of factors including income allocated to non-controlling interest that is not taxable to Cheniere and a $58 million discrete tax benefit related to releasing a portion of our valuation allowance caused by a change in tax law allowing for indefinite Louisiana net operating loss carryover.

Our effective tax rate is subject to variation prospectively due to variability in our pre-tax and taxable earnings and the proportion of such earnings attributable to non-controlling interests.

Net income attributable to non-controlling interest

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2022	2021	Variance	2022	2021	Variance
Net income attributable to non-controlling interest	$172	$198	$(26)	$256	$376	$(120)

Net income attributable to non-controlling interest decreased during the three and six months ended June 30, 2022 from the three and six months ended June 30, 2021 primarily due to a decrease in consolidated net income recognized by CQP, which decreased from net income of $395 million and $742 million in the three and six months ended June 30, 2021, respectively, to $342 million and $501 million in the three and six months ended June 30, 2022, respectively.

During the three and six months ended June 30, 2022, in fulfillment of a prior commitment to collateralize financing for Train 6 of the SPL Project, Cheniere provided to SPL certain SPAs aggregating approximately 21 million tonnes of LNG to be delivered between 2023 and 2035 and an IPM agreement to purchase 140,000 MMBtu per day of natural gas for a term of approximately 15 years beginning in early 2023. Additionally, during the three and six months ended June 30, 2022, SPL executed an SPA with a counterparty aggregating approximately 1.0 mtpa of LNG to be delivered between 2026 and 2042. As a result, net income attributable to non-controlling interest will be impacted in future periods as volumes are delivered under the aforementioned contracts and by gains and losses from changes in the fair value of the IPM agreement, which is accounted for as a derivative.

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

June 30, 2022
Cash and cash equivalents (1)	$2,631
Restricted cash and cash equivalents designated for the following purposes:
SPL Project	78
CCL Project	51
Cash held by our subsidiaries that is restricted to Cheniere	206
Available commitments under our credit facilities (2):
SPL’s Working capital revolving credit and letter of credit reimbursement agreement	837
CQP’s Credit facilities	750
Amended and restated CCH Credit Facility (the “CCH Credit Facility”)	3,260
CCH Working Capital Facility	1,224
Revolving Credit Facility (the “Cheniere Revolving Credit Facility”)	1,250
Total available commitments under our credit facilities	7,321

Total available liquidity	$10,287

(1)Amounts presented include balances held by our consolidated variable interest entity, CQP, as discussed in Note 7—Non-controlling Interest and Variable Interest Entity of our Notes to Consolidated Financial Statements. As of June 30, 2022, assets of CQP, which are included in our Consolidated Balance Sheets, included $1.1 billion of cash and cash equivalents.
(2)Available commitments represent total commitments less loans outstanding and letters of credit issued under each of our credit facilities as of June 30, 2022. See Note 9—Debt of our Notes to Consolidated Financial Statements for additional information on our credit facilities and other debt instruments.

Our liquidity position subsequent to June 30, 2022 will be driven by future sources of liquidity and future cash requirements. Future sources of liquidity are expected to be composed of (1) cash receipts from executed contracts, under which we are contractually entitled to future consideration, and (2) additional sources of liquidity, from which we expect to receive cash although the cash is not underpinned by executed contracts. Future cash requirements are expected to be composed of (1) cash payments under executed contracts, under which we are contractually obligated to make payments, and (2) additional cash requirements, under which we expect to make payments although we are not contractually obligated to make the payments under executed contracts.

Although our sources and uses of cash are presented below from a consolidated standpoint, SPL, CQP, CCH and Cheniere operate with independent capital structures. Certain restrictions under debt and equity instruments executed by our subsidiaries limit each entity’s ability to distribute cash, including the following:
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
•CQP is required under its partnership agreement to distribute to unitholders all available cash on hand at the end of a quarter less the amount of any reserves established by its general partner. Beginning with the distribution paid in the second quarter of 2022, quarterly distributions by CQP are comprised of a base amount plus a variable amount equal to the remaining available cash per unit, which takes into consideration, among other things, amounts reserved for annual debt repayment and capital allocation goals, anticipated capital expenditures to be funded with cash, and cash reserves to provide for the proper conduct of CQP’s business.

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

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$5,172	$1,373
Net cash used in investing activities	(1,033)	(383)
Net cash used in financing activities	(2,990)	(837)
Net increase in cash, cash equivalents and restricted cash and cash equivalents	$1,149	$153

Operating Cash Flows

Our operating cash net inflows during the six months ended June 30, 2022 and 2021 were $5.2 billion and $1.4 billion, respectively. The $3.8 billion increase was primarily related to increased cash receipts from the sale of LNG cargoes due to higher revenue per MMBtu and to a lesser extent higher volume of LNG delivered. Partially offsetting these operating cash inflows were higher operating cash outflows primarily due to higher natural gas feedstock costs and lower contribution from certain portfolio optimization activities.

Investing Cash Flows

Our investing cash net outflows in both years primarily was for the construction costs for the Liquefaction Projects. The $650 million increase in 2022 compared to 2021 was primarily due to spend during the six months ended June 30, 2022 related to early construction work performed by Bechtel for the Corpus Christi Stage 3 Project, partially offset by a decrease in spend due to the completion of Train 6 of the SPL Project in February 2022, which was under construction throughout 2021. We expect our capital expenditures to increase in future periods following the issuance of full notice to proceed to Bechtel on the Corpus Christi Stage 3 Project in June 2022.

Financing Cash Flows

The following table summarizes our financing activities (in millions):

	Six Months Ended June 30,
	2022	2021
Proceeds from issuances of debt	$1,015	$2,184
Redemptions and repayments of debt	(2,715)	(2,603)
Distributions to non-controlling interest	(427)	(322)
Repurchase of common stock	(565)	—
Dividends to shareholders	(170)	—
Other	(128)	(96)
Net cash used in financing activities	$(2,990)	$(837)

Debt Issuances and Related Financing Costs

The following table shows the issuances of debt, including intra-quarter borrowings (in millions):

	Six Months Ended June 30,
	2022	2021
CQP:
4.000% Senior Notes due 2031	$—	$1,500

CCH:
CCH Credit Facility	440	—

Cheniere Marketing:
Trade finance facilities and letter of credit facility	—	30

Cheniere:
Cheniere Revolving Credit Facility	575	434
Cheniere’s term loan facility (the “Cheniere Term Loan Facility”)	—	220
Total issuances	$1,015	$2,184

During the six months ended June 30, 2022 and 2021, we paid debt issuance costs and other financing costs of $43 million and $20 million, respectively, included in other in the Financing Cash Flows table above, related to the debt issuances above and amendment of credit facilities during the respective periods.

Debt Redemptions and Repayments and Related Modification or Extinguishment Costs

The following table shows the redemptions and repayments of debt, including intra-quarter repayments (in millions):

	Six Months Ended June 30,
	2022	2021
CQP:
5.250% Senior Notes due 2025	$—	$(1,500)

CCH:
CCH Credit Facility	(1,390)	—
CCH Working Capital Facility	(250)	(140)

Cheniere:
4.875% Cheniere Convertible Senior Notes due 2021	—	(295)
2045 Cheniere Convertible Senior Notes	(500)	—
Cheniere Revolving Credit Facility	(575)	(300)
Cheniere Term Loan Facility	—	(368)
Total redemption and repayments	$(2,715)	$(2,603)

During the six months ended June 30, 2022 and 2021, we paid debt modification or extinguishment costs of $30 million and $41 million, respectively, included in other in the Financing Cash Flows table above, related to these redemptions and repayments.

Non-Controlling Interest Distributions

CQP paid distributions of $427 million and $322 million during the six months ended June 30, 2022 and 2021, respectively, to non-controlling interests since we own a 48.6% limited partner interest in CQP and the remaining non-controlling interest is held by Blackstone Inc., Brookfield Asset Management Inc. and the public.

Repurchase of Common Stock

The following table presents information with respect to repurchases of common stock (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Aggregate common stock repurchased	4.13	—	4.37	—
Weighted average price paid per share	$130.64	$—	$129.20	$—
Total amount paid	$540	$—	$565	$—

As of June 30, 2022, we had $433 million remaining under our share repurchase program.

Cash Dividends to Shareholders

During the six months ended June 30, 2022, we paid aggregate dividends of $0.66 per share of common stock, for a total of $170 million paid to common shareholders. We did not pay dividends during the six months ended June 30, 2021.

On July 26, 2022, we declared a quarterly dividend of $0.33 per share of common stock that is payable on August 16, 2022 to shareholders of record as of August 9, 2022.

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

	June 30, 2022		December 31, 2021
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(8,446)	$2,155	$(4,038)	$903
LNG Trading Derivatives	(89)	4	(400)	38

See Note 6—Derivative Instruments of our Notes to Consolidated Financial Statements for additional details about our commodity derivative instruments.

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

	June 30, 2022		December 31, 2021
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
FX Derivatives	$26	$3	$12	$2

See Note 6—Derivative Instruments of our Notes to Consolidated Financial Statements for additional details about our foreign currency derivative instruments.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes stock repurchases for the three months ended June 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans (3)
April 1 - 30, 2022	303,966	$137.36	298,508	$931,736,587
May 1 - 31, 2022	421,447	$132.17	421,447	$876,032,438
June 1 - 30, 2022 (4)	3,410,227	$129.87	3,410,227	$433,154,621
Total	4,135,640		4,130,182

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
(3)On September 7, 2021, our board of directors authorized an increase in the previously announced share repurchase program to $1.0 billion, inclusive of any amounts remaining under the previous authorization as of September 30, 2021, for an additional three years beginning on October 1, 2021. For additional information, see Note 15—Stock Repurchase Programs.
(4)Additionally, shares repurchased in June includes 2,681,581 shares of common stock beneficially owned by the Icahn Group at a price per share price of $130.52, pursuant to a purchase agreement. See Overview of Significant Events for further discussion.

ITEM 6.    EXHIBITS

Exhibit No.
Description
10.1
Second Amended and Restated Term Loan Facility Agreement, dated June 15, 2022, among CCH, CCP, Corpus Christi Pipeline GP, LLC, CCL, the lenders party thereto from time to time and Société Générale as the Term Loan Facility Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on June 22, 2022)

10.2
Second Amended and Restated Working Capital Facility Agreement, dated June 15, 2022, among CCH, CCP, Corpus Christi Pipeline GP, LLC, CCL, the lenders party thereto from time to time, the issuing banks party thereto from time to time, the swing line lenders party thereto from time to time, The Bank of Nova Scotia as Working Capital Facility Agent and Société Générale as Security Trustee (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on June 22, 2022)

10.3
Second Amended and Restated Common Terms Agreement, dated June 15, 2022, among CCH, CCP, Corpus Christi Pipeline GP, LLC, CCL, Société Générale, as Term Loan Facility Agent, The Bank of Nova Scotia as Working Capital Facility Agent, and Société Générale as Intercreditor Agent, and any other facility lenders party thereto from time to time (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on June 22, 2022)

10.4
Second Amended and Restated Common Security and Account Agreement, dated June 15, 2022, among CCH, CCP, Corpus Christi Pipeline GP, LLC, CCL, the Senior Creditor Group Representatives, Société Générale as the Intercreditor Agent, Société Générale as Security Trustee and Mizuho Bank, Ltd as the Account Bank (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on June 22, 2022)

10.5*
Consent and Amendment to the Credit and Guaranty Agreement, dated July 6, 2022, among CQP, as Borrower, certain subsidiaries of the Partnership, as Subsidiary Guarantors, the lenders from time to time party thereto, Natixis, Société Générale, The Bank of Nova Scotia, Wells Fargo Bank, as Issuing Banks, MUFG Bank, LTD as Administrative Agent and Sole Coordinating Lead Arranger, and certain arrangers and other participants

10.6*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between SPL and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-00063 FERC Condition 78, dated May 6, 2022, (ii) the Change Order CO-00064 FERC Impact to Pipe Installation, dated June 14, 2022, (iii) the Change Order CO-00065 Spill Containment Sil 2 Interlock, dated June 15, 2022 and (iv) the Change Order CO-00066 Marine Dredging and Management Oversight Provisional Sums Closure, dated June 16, 2022

10.7*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Liquefaction Stage 3 Project, dated March 1, 2022, by and between CCL Stage III and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-00001 Maintaining Elevated Ground Flare Option, dated March 28, 2022, (ii) the Change Order CO-00002 Package 7 Pre-Investment of Trains 8 and 9 (Without Site Work), dated April 29, 2022 and (iii) the Change Order CO-00003 Modifications to Insurance Language, dated June 13, 2022 (Portions of this exhibit have been omitted.)

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

CHENIERE ENERGY, INC.

Date:	August 3, 2022	By:	/s/ Zach Davis
Zach Davis
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	August 3, 2022	By:	/s/ David Slack
David Slack
Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)