Form 10-Q
period 2022-09-30
Cheniere Energy, Inc.
filed 2022-11-03
CIK 3570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of October 31, 2022, the issuer had 248,659,406 shares of Common Stock outstanding.

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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of September 30, 2022, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

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

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
LNG revenues	$8,236	$3,078	$23,449	$8,990
Regasification revenues	455	68	591	202
Other revenues	161	54	303	115
Total revenues	8,852	3,200	24,343	9,307

Operating costs and expenses
Cost of sales (excluding items shown separately below)	11,073	4,868	24,161	8,408
Operating and maintenance expense	419	350	1,227	1,057
Development expense	4	2	12	5
Selling, general and administrative expense	92	70	265	224
Depreciation and amortization expense	280	259	827	753
Other	—	1	3	—
Total operating costs and expenses	11,868	5,550	26,495	10,447

Loss from operations	(3,016)	(2,350)	(2,152)	(1,140)

Other income (expense)
Interest expense, net of capitalized interest	(354)	(364)	(1,060)	(1,088)
Gain (loss) on modification or extinguishment of debt	3	(36)	(43)	(95)
Derivative gain (loss), net	—	(2)	2	(3)
Other expense, net	(29)	(24)	(21)	(14)
Total other expense	(380)	(426)	(1,122)	(1,200)

Loss before income taxes and non-controlling interest	(3,396)	(2,776)	(3,274)	(2,340)
Less: income tax benefit	(752)	(1,860)	(762)	(1,864)
Net loss	(2,644)	(916)	(2,512)	(476)
Less: net income (loss) attributable to non-controlling interest	(259)	168	(3)	544
Net loss attributable to common stockholders	$(2,385)	$(1,084)	$(2,509)	$(1,020)

Net loss per share attributable to common stockholders—basic and diluted (1)	$(9.54)	$(4.27)	$(9.94)	$(4.03)

Weighted average number of common shares outstanding—basic	249.9	253.6	252.5	253.3
Weighted average number of common shares outstanding—diluted	249.9	253.6	252.5	253.3

(1)Earnings per share in the table may not recalculate exactly due to rounding because it is calculated based on whole numbers, not the rounded numbers presented.

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (1)
(in millions, except share data)

	September 30,	December 31,
	2022	2021
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$2,504	$1,404
Restricted cash and cash equivalents	834	413
Trade and other receivables, net of current expected credit losses	1,834	1,506
Inventory	1,129	706
Current derivative assets	131	55
Margin deposits	267	765
Contract assets	392	5
Other current assets	115	202
Total current assets	7,206	5,056

Property, plant and equipment, net of accumulated depreciation	30,904	30,288
Operating lease assets	2,795	2,102
Derivative assets	46	69
Goodwill	77	77
Deferred tax assets	2,100	1,204
Other non-current assets, net	514	462
Total assets	$43,642	$39,258

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$405	$155
Accrued liabilities	3,108	2,299
Current debt, net of discount and debt issuance costs	1,717	366
Deferred revenue	211	155
Current operating lease liabilities	669	535
Current derivative liabilities	3,215	1,089
Other current liabilities	50	94
Total current liabilities	9,375	4,693

Long-term debt, net of premium, discount and debt issuance costs	25,325	29,449
Operating lease liabilities	2,082	1,541
Finance lease liabilities	75	57
Derivative liabilities	10,954	3,501
Other non-current liabilities	161	50

Stockholders’ deficit
Preferred stock: $0.0001 par value, 5.0 million shares authorized, none issued	—	—
Common stock: $0.003 par value, 480.0 million shares authorized; 276.7 million shares and 275.2 million shares issued at September 30, 2022 and December 31, 2021, respectively	1	1
Treasury stock: 26.8 million shares and 21.6 million shares at September 30, 2022 and December 31, 2021, respectively, at cost	(1,609)	(928)
Additional paid-in-capital	4,309	4,377
Accumulated deficit	(8,880)	(6,021)
Total Cheniere stockholders’ deficit	(6,179)	(2,571)
Non-controlling interest	1,849	2,538
Total stockholders’ deficit	(4,330)	(33)
Total liabilities and stockholders’ deficit	$43,642	$39,258

(1)Amounts presented include balances held by our consolidated variable interest entity (“VIE”), CQP, as further discussed in Note 7—Non-controlling Interest and Variable Interest Entity. As of September 30, 2022, total assets and liabilities of CQP were $19.9 billion and $24.3 billion, respectively, including $1.0 billion of cash and cash equivalents and $0.2 billion of restricted cash and cash equivalents.

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions)
(unaudited)

Three and Nine Months Ended September 30, 2022
	Total Stockholders’ Deficit
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total Deficit
	Shares	Par Value Amount	Shares	Amount
Balance at December 31, 2021	253.6	$1	21.6	$(928)	$4,377	$(6,021)	$2,538	$(33)
Vesting of share-based compensation awards	1.3	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	38	—	—	38
Issued shares withheld from employees related to share-based compensation, at cost	(0.3)	—	0.3	(35)	(18)	—	—	(53)
Shares repurchased, at cost	(0.2)	—	0.2	(25)	—	—	—	(25)
Adoption of ASU 2020-06, net of tax (see Note 1)	—	—	—	—	(153)	4	—	(149)
Net income attributable to non-controlling interest	—	—	—	—	—	—	84	84
Distributions to non-controlling interest	—	—	—	—	—	—	(171)	(171)
Dividends declared and paid ($0.33 per common share)	—	—	—	—	—	(85)	—	(85)
Net loss	—	—	—	—	—	(865)	—	(865)
Balance at March 31, 2022	254.4	1	22.1	(988)	4,244	(6,967)	2,451	(1,259)
Vesting of share-based compensation awards	0.1	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	34	—	—	34
Issued shares withheld from employees related to share-based compensation, at cost	—	—	—	(1)	(1)	—	—	(2)
Shares repurchased, at cost	(4.1)	—	4.1	(540)	—	—	—	(540)
Net income attributable to non-controlling interest	—	—	—	—	—	—	172	172
Distributions to non-controlling interest	—	—	—	—	—	—	(256)	(256)
Dividends declared and paid ($0.33 per common share)	—	—	—	—	—	(85)	—	(85)
Net income	—	—	—	—	—	741	—	741
Balance at June 30, 2022	250.4	1	26.2	(1,529)	4,277	(6,311)	2,367	(1,195)
Vesting of share-based compensation awards	0.1	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	34	—	—	34
Issued shares withheld from employees related to share-based compensation, at cost	—	—	—	(5)	(2)	—	—	(7)
Shares repurchased, at cost	(0.6)	—	0.6	(75)	—	—	—	(75)
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(259)	(259)
Distributions to non-controlling interest	—	—	—	—	—	—	(259)	(259)
Dividends declared and paid ($0.33 per common share)	—	—	—	—	—	(81)	—	(81)
Dividends declared and accrued ($0.395 per common share)	—	—	—	—	—	(103)	—	(103)
Net loss	—	—	—	—	—	(2,385)	—	(2,385)
Balance at September 30, 2022	249.9	$1	26.8	$(1,609)	$4,309	$(8,880)	$1,849	$(4,330)

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)—CONTINUED
(in millions)
(unaudited)

Three and Nine Months Ended September 30, 2021
	Total Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total Equity
	Shares	Par Value Amount	Shares	Amount
Balance at December 31, 2020	252.3	$1	20.8	$(872)	$4,273	$(3,593)	$2,409	$2,218
Vesting of share-based compensation awards	1.8	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	33	—	—	33
Issued shares withheld from employees related to share-based compensation, at cost	(0.6)	—	0.6	(42)	—	—	—	(42)
Net income attributable to non-controlling interest	—	—	—	—	—	—	178	178
Distributions to non-controlling interest	—	—	—	—	—	—	(160)	(160)
Net income	—	—	—	—	—	393	—	393
Balance at March 31, 2021	253.5	1	21.4	(914)	4,306	(3,200)	2,427	2,620
Vesting of share-based compensation awards	0.1	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	31	—	—	31
Issued shares withheld from employees related to share-based compensation, at cost	—	—	—	(1)	—	—	—	(1)
Net income attributable to non-controlling interest	—	—	—	—	—	—	198	198
Distributions to non-controlling interest	—	—	—	—	—	—	(162)	(162)
Net loss	—	—	—	—	—	(329)	—	(329)
Balance at June 30, 2021	253.6	1	21.4	(915)	4,337	(3,529)	2,463	2,357
Vesting of share-based compensation awards	0.1	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	28	—	—	28
Issued shares withheld from employees related to share-based compensation, at cost	(0.1)	—	0.1	(3)	(1)	—	—	(4)
Shares repurchased, at cost	(0.1)	—	0.1	(6)	—	—	—	(6)
Net income attributable to non-controlling interest	—	—	—	—	—	—	168	168
Distributions to non-controlling interest	—	—	—	—	—	—	(161)	(161)
Dividends declared and accrued ($0.33 per common share)	—	—	—	—	—	(85)	—	(85)
Net loss	—	—	—	—	—	(1,084)	—	(1,084)
Balance at September 30, 2021	253.5	$1	21.6	$(924)	$4,364	$(4,698)	$2,470	$1,213
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(2,512)	$(476)
Adjustments to reconcile net loss to net cash provided by operating activities:
Unrealized foreign currency exchange gain, net	(10)	—
Depreciation and amortization expense	827	753
Share-based compensation expense	115	91
Non-cash interest expense	14	16
Amortization of debt issuance costs, premium and discount	43	57
Reduction of right-of-use assets	444	269
Loss on modification or extinguishment of debt	43	95
Total losses on derivative instruments, net	10,228	4,230
Net cash used for settlement of derivative instruments	(702)	(486)
Loss on equity method investments	55	16
Deferred taxes	(856)	(1,872)
Repayment of paid-in-kind interest related to repurchase of convertible notes	(13)	(190)
Other, net	10	3
Changes in operating assets and liabilities:
Trade and other receivables, net of current expected credit losses	(389)	(338)
Inventory	(426)	(174)
Margin deposits	498	(311)
Contract assets	(387)	(4)
Other current assets	57	(88)
Accounts payable and accrued liabilities	938	612
Total deferred revenue	91	58
Total operating lease liabilities	(460)	(285)
Other, net	(37)	81
Net cash provided by operating activities	7,571	2,057

Cash flows from investing activities
Property, plant and equipment	(1,339)	(761)
Proceeds from sale of fixed assets	1	68
Investment in equity method investment	(10)	—
Other, net	—	(14)
Net cash used in investing activities	(1,348)	(707)

Cash flows from financing activities
Proceeds from issuances of debt	1,015	4,104
Redemptions and repayments of debt	(4,005)	(4,276)
Debt issuance and other financing costs	(44)	(38)
Debt modification or extinguishment costs	(33)	(67)
Distributions to non-controlling interest	(686)	(483)
Payments related to tax withholdings for share-based compensation	(62)	(47)
Repurchase of common stock	(640)	(6)
Dividends to shareholders	(251)	—
Payments of finance lease liabilities	(1)	—
Other, net	—	8
Net cash used in financing activities	(4,707)	(805)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	5	—

Net increase in cash, cash equivalents and restricted cash and cash equivalents	1,521	545
Cash, cash equivalents and restricted cash and cash equivalents—beginning of period	1,817	2,077
Cash, cash equivalents and restricted cash and cash equivalents—end of period	$3,338	$2,622
Balances per Consolidated Balance Sheet:

September 30, 2022
Cash and cash equivalents	$2,504
Restricted cash and cash equivalents	834
Total cash, cash equivalents and restricted cash and cash equivalents	$3,338
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

CQP owns the Sabine Pass LNG Terminal which has natural gas liquefaction facilities consisting of six operational Trains, with Train 6 having achieved substantial completion on February 4, 2022, for a total production capacity of approximately 30 mtpa of LNG (the “SPL Project”). The Sabine Pass LNG Terminal also has operational regasification facilities that include five LNG storage tanks, vaporizers and three marine berths, with the third berth having achieved substantial completion on October 27, 2022. CQP also owns a 94-mile pipeline that interconnects the Sabine Pass LNG Terminal with a number of large interstate and intrastate pipelines through its subsidiary, CTPL. As of September 30, 2022, we owned 100% of the general partner interest and a 48.6% limited partner interest in CQP.

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

We have increased available liquefaction capacity at the SPL Project and the CCL Project (collectively, the “Liquefaction Projects”) as a result of debottlenecking and other optimization projects. We hold significant land positions at both the Sabine Pass LNG Terminal and the Corpus Christi LNG Terminal which provide opportunity for further liquefaction capacity expansion. In August 2022, certain of our subsidiaries initiated the pre-filing review process with the FERC under the National Environmental Policy Act for an expansion adjacent to the CCL Project consisting of two midscale Trains with an expected total production capacity of approximately 3 mtpa of LNG. The development of these sites or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before we make a positive FID.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Cheniere have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2021.

Results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2022.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
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

The adoption of ASU 2020-06 also impacted the calculation of the dilutive effect of our 2045 Cheniere Convertible Senior Notes on our net loss per share for the three and nine months ended September 30, 2022, as further discussed in Note 14—Net Loss per Share Attributable to Common Stockholders.

ASU 2020-04

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance primarily provides temporary optional expedients which simplify the accounting for contract modifications to existing contracts expected to arise from the market transition from LIBOR to alternative reference rates. The standard is effective from March 12, 2020 to December 31, 2022.

We have various credit facilities indexed to LIBOR, as further described in Note 9—Debt. To date, we have amended certain of our credit facilities to incorporate a replacement rate or a fallback replacement rate indexed to SOFR as a result of the expected LIBOR transition. We elected to apply the optional expedients as applicable to certain modified facilities; however the impact of applying the optional expedients was not material, and we do not expect the transition to SOFR or other replacement rate indexes to have a material impact on our future cash flows. We intend to apply the optional expedients to qualifying contract modifications in the future; however, we do not expect the impact of such application to be material.

NOTE 2—RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents consist of funds that are contractually or legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. Restricted cash and cash equivalents consisted of the following (in millions):

	September 30,	December 31,
	2022	2021
Restricted cash and cash equivalents
SPL Project	$195	$98
CCL Project	202	44
Cash held by our subsidiaries that is restricted to Cheniere	437	271
Total restricted cash and cash equivalents	$834	$413

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 3—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses consisted of the following (in millions):

	September 30,	December 31,
	2022	2021
Trade receivables
SPL and CCL	$1,070	$802
Cheniere Marketing	619	640
Other receivables	145	64
Total trade and other receivables, net of current expected credit losses	$1,834	$1,506

NOTE 4—INVENTORY

Inventory consisted of the following (in millions):

	September 30,	December 31,
	2022	2021
LNG in-transit	$652	$312
LNG	230	153
Materials	189	174
Natural gas	55	64
Other	3	3
Total inventory	$1,129	$706

NOTE 5—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	September 30,	December 31,
	2022	2021
LNG terminal
Terminal and interconnecting pipeline facilities	$33,186	$30,660
Site and related costs	447	441
Construction-in-process	1,868	2,995
Accumulated depreciation	(4,715)	(3,912)
Total LNG terminal, net of accumulated depreciation	30,786	30,184
Fixed assets and other
Computer and office equipment	31	25
Furniture and fixtures	19	20
Computer software	123	120
Leasehold improvements	46	45
Land	1	1
Other	19	19
Accumulated depreciation	(191)	(176)
Total fixed assets and other, net of accumulated depreciation	48	54
Assets under finance lease
Tug vessels	83	60
Accumulated depreciation	(13)	(10)
Total assets under finance lease, net of accumulated depreciation	70	50
Property, plant and equipment, net of accumulated depreciation	$30,904	$30,288

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows depreciation expense and offsets to LNG terminal costs (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Depreciation expense	$278	$257	$822	$749
Offsets to LNG terminal costs (1)	—	—	204	227

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

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis (in millions):

	Fair Value Measurements as of
	September 30, 2022				December 31, 2021
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Interest Rate Derivatives liability	$—	$—	$—	$—	$—	$(40)	$—	$(40)
Liquefaction Supply Derivatives asset (liability)	(106)	(5)	(13,805)	(13,916)	7	(9)	(4,036)	(4,038)
LNG Trading Derivatives liability	(14)	(113)	—	(127)	(22)	(378)	—	(400)
FX Derivatives asset	—	51	—	51	—	12	—	12

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

We include a significant portion of our Physical Liquefaction Supply Derivatives as Level 3 within the valuation hierarchy as the fair value is developed through the use of internal models which incorporate significant unobservable inputs. In instances where observable data is unavailable, consideration is given to the assumptions that market participants would use in valuing the asset or liability. This includes assumptions about market risks, such as future prices of energy units for unobservable periods, liquidity and volatility.

The Level 3 fair value measurements of our Physical LNG Trading Derivatives and the natural gas positions within our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of September 30, 2022:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Physical Liquefaction Supply Derivatives	$(13,805)	Market approach incorporating present value techniques	Henry Hub basis spread	$(2.495) - $0.677 / $(0.090)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	89% - 943% / 197%

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

The following table shows the changes in the fair value of our Level 3 Physical LNG Trading Derivatives and Physical Liquefaction Supply Derivatives (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021 (1)	2022	2021 (1)
Balance, beginning of period	$(8,462)	$(389)	$(4,036)	$241
Realized and mark-to-market losses:
Included in cost of sales	(5,668)	(2,982)	(8,825)	(2,898)
Purchases and settlements:
Purchases	4	5	(1,390)	(657)
Settlements	322	75	446	23
Transfers out of Level 3 (2)	(1)	—	—	—
Balance, end of period	$(13,805)	$(3,291)	$(13,805)	$(3,291)
Change in unrealized losses relating to instruments still held at end of period	$(5,668)	$(2,982)	$(8,825)	$(2,898)

(1)Includes amounts recorded related to natural gas supply contracts that CCL had with a related party. The agreement ceased to be considered a related party agreement during 2021, as discussed in Note 12—Related Party Transactions.
(2)Transferred out of Level 3 as a result of unobservable market for the underlying natural gas purchase agreements.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
nonperformance risk and the respective counterparty’s nonperformance risk in fair value measurements depending on the position of the derivative. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of any applicable credit enhancements, such as collateral postings, set-off rights and guarantees.
Interest Rate Derivatives

CCH previously entered into the following Interest Rate Derivatives to protect against volatility of future cash flows and hedge a portion of the variable interest payments on the CCH Credit Facility, which expired in May 2022:

	Notional Amounts
	September 30, 2022	December 31, 2021	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
Interest Rate Derivatives	$—	$4.5 billion	2.30%	One-month LIBOR

The following table shows the effect and location of our Interest Rate Derivatives on our Consolidated Statements of Operations (in millions):

		Gain (Loss) Recognized in Consolidated Statements of Operations
	Consolidated Statements of Operations Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Interest Rate Derivatives	Derivative gain (loss), net	$—	$(2)	$2	$(3)

Commodity Derivatives

SPL and CCL hold Liquefaction Supply Derivatives which are primarily indexed to the natural gas market and international LNG indices. The remaining minimum terms of the Physical Liquefaction Supply Derivatives range up to approximately 25 years, some of which commence upon the satisfaction of certain events or states of affairs. The terms of the Financial Liquefaction Supply Derivatives range up to approximately three years.

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

The following table shows the notional amounts of our Liquefaction Supply Derivatives and LNG Trading Derivatives (collectively, “Commodity Derivatives”):

	September 30, 2022		December 31, 2021
	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives	Liquefaction Supply Derivatives	LNG Trading Derivatives
Notional amount, net (in TBtu)	13,357	64	11,238	33

(1)Excludes notional amounts associated with extension options that were uncertain to be taken as of September 30, 2022.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the effect and location of our Commodity Derivatives recorded on our Consolidated Statements of Operations (in millions):

		Gain (Loss) Recognized in Consolidated Statements of Operations
	Consolidated Statements of Operations Location (1)	Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
LNG Trading Derivatives	LNG revenues	$(237)	$(1,098)	$(454)	$(1,539)
LNG Trading Derivatives	Cost of sales	(4)	55	103	136
Liquefaction Supply Derivatives (2)	LNG revenues	(3)	(4)	8	(3)
Liquefaction Supply Derivatives (2)	Cost of sales (3)	(5,508)	(2,444)	(10,008)	(2,848)

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

The total notional amount of our FX Derivatives was $597 million and $762 million as of September 30, 2022 and December 31, 2021, respectively.

The following table shows the effect and location of our FX Derivatives recorded on our Consolidated Statements of Operations (in millions):

		Gain Recognized in Consolidated Statements of Operations
	Consolidated Statements of Operations Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
FX Derivatives	LNG revenues	$54	$11	$121	$27

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Fair Value and Location of Derivative Assets and Liabilities on the Consolidated Balance Sheets

The following table shows the fair value and location of our derivative instruments on our Consolidated Balance Sheets (in millions):

	September 30, 2022
	Interest Rate Derivatives	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives (2)	FX Derivatives	Total
Consolidated Balance Sheets Location
Current derivative assets	$—	$50	$25	$56	$131
Derivative assets	—	46	—	—	46
Total derivative assets	—	96	25	56	177

Current derivative liabilities	—	(3,058)	(152)	(5)	(3,215)
Derivative liabilities	—	(10,954)	—	—	(10,954)
Total derivative liabilities	—	(14,012)	(152)	(5)	(14,169)

Derivative asset (liability), net	$—	$(13,916)	$(127)	$51	$(13,992)

	December 31, 2021
	Interest Rate Derivatives	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives (2)	FX Derivatives	Total
Consolidated Balance Sheets Location
Current derivative assets	$—	$38	$2	$15	$55
Derivative assets	—	69	—	—	69
Total derivative assets	—	107	2	15	124

Current derivative liabilities	(40)	(644)	(402)	(3)	(1,089)
Derivative liabilities	—	(3,501)	—	—	(3,501)
Total derivative liabilities	(40)	(4,145)	(402)	(3)	(4,590)

Derivative asset (liability), net	$(40)	$(4,038)	$(400)	$12	$(4,466)

(1)Does not include collateral posted with counterparties by us of $152 million and $20 million as of September 30, 2022 and December 31, 2021, respectively, which are included in margin deposits in our Consolidated Balance Sheets.
(2)Does not include collateral posted with counterparties by us of $115 million and $745 million, as of September 30, 2022 and December 31, 2021, respectively, which are included in margin deposits in our Consolidated Balance Sheets.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Consolidated Balance Sheets Presentation

The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions) for our derivative instruments that are presented on a net basis on our Consolidated Balance Sheets:

	Liquefaction Supply Derivatives	LNG Trading Derivatives	FX Derivatives

As of September 30, 2022
Gross assets	$108	$35	$57
Offsetting amounts	(12)	(10)	(1)
Net assets	$96	$25	$56

Gross liabilities	$(14,507)	$(165)	$(5)
Offsetting amounts	495	13	—
Net liabilities	$(14,012)	$(152)	$(5)

As of December 31, 2021
Gross assets	$155	$10	$48
Offsetting amounts	(48)	(8)	(33)
Net assets	$107	$2	$15

Gross liabilities	$(4,382)	$(551)	$(10)
Offsetting amounts	237	149	7
Net liabilities	$(4,145)	$(402)	$(3)

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

The following table presents the summarized assets and liabilities (in millions) of CQP, which are included in our Consolidated Balance Sheets. The assets in the table below may only be used to settle obligations of CQP. In addition, there is no recourse to us for the consolidated VIE’s liabilities. The assets and liabilities in the table below include third party assets and liabilities of CQP only and exclude intercompany balances between CQP and Cheniere that eliminate in the Consolidated Financial Statements of Cheniere.

	September 30,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$988	$876
Restricted cash and cash equivalents	195	98
Trade and other receivables, net of current expected credit losses	805	580
Contract assets	387	—
Other current assets	401	285
Total current assets	2,776	1,839

Property, plant and equipment, net of accumulated depreciation	16,827	16,830
Other non-current assets, net	300	316
Total assets	$19,903	$18,985

LIABILITIES
Current liabilities
Accrued liabilities	$1,665	$1,077
Current debt, net of discount and debt issuance costs	1,498	—
Other current liabilities	1,363	200
Total current liabilities	4,526	1,277

Long-term debt, net of premium, discount and debt issuance costs	15,699	17,177
Other non-current liabilities	4,081	100
Total liabilities	$24,306	$18,554

NOTE 8—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	September 30,	December 31,
	2022	2021
Natural gas purchases	$2,112	$1,323
Derivative settlements	98	329
Interest costs and related debt fees	345	214
LNG terminals and related pipeline costs	254	144
Compensation and benefits	109	180
LNG inventory	8	34
Accrued dividends	101	—
Other accrued liabilities	81	75
Total accrued liabilities	$3,108	$2,299

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 9—DEBT
Debt consisted of the following (in millions):

	September 30,	December 31,
	2022	2021
SPL:
Senior Secured Notes:
5.625% due 2023 (the “2023 SPL Senior Notes”) (1)	$1,500	$1,500
5.75% due 2024	2,000	2,000
5.625% due 2025	2,000	2,000
5.875% due 2026	1,500	1,500
5.00% due 2027	1,500	1,500
4.200% due 2028	1,350	1,350
4.500% due 2030	2,000	2,000
4.27% weighted average rate due 2037	1,282	1,282
Total SPL Senior Secured Notes	13,132	13,132
Working capital revolving credit and letter of credit reimbursement agreement (the “SPL Working Capital Facility”)	—	—
Total debt - SPL	13,132	13,132

CQP:
Senior Notes:
4.500% due 2029	1,500	1,500
4.000% due 2031	1,500	1,500
3.25% due 2032	1,200	1,200
Total CQP Senior Notes	4,200	4,200
Credit facilities (the “CQP Credit Facilities”)	—	—
Total debt - CQP	4,200	4,200

CCH:
Senior Secured Notes:
7.000% due 2024	1,250	1,250
5.875% due 2025	1,500	1,500
5.125% due 2027 (2)	1,500	1,500
3.700% due 2029 (2)	1,492	1,500
3.72% weighted average rate due 2039 (2)	2,699	2,721
Total CCH Senior Secured Notes	8,441	8,471
CCH Credit Facility	—	1,728
Working capital facility (the “CCH Working Capital Facility”) (3)	—	250
Total debt - CCH	8,441	10,449

Cheniere:
4.625% Senior Secured Notes due 2028	1,500	2,000
2045 Cheniere Convertible Senior Notes (4)	—	625
Revolving credit facility (the “Cheniere Revolving Credit Facility”)	—	—
Total debt - Cheniere	1,500	2,625

Cheniere Marketing: trade finance facilities and letter of credit facility (3)	—	—
Total debt	27,273	30,406

Current portion of long-term debt	(219)	(117)
Short-term debt	(1,498)	(250)
Unamortized premium, discount and debt issuance costs, net	(231)	(590)
Total long-term debt, net of premium, discount and debt issuance costs	$25,325	$29,449

(1)In October 2022, $300 million of the 2023 SPL Senior Notes were redeemed. As of September 30, 2022, the entire amount of the 2023 SPL Senior Notes was classified as short-term debt.
(2)Subsequent to September 30, 2022 and through October 31, 2022, we executed bond repurchases totaling $221 million, inclusive of CCH’s Senior Secured Notes due 2027, 2029 and 2039 on the open market, which are classified as current portion of long-term debt as of September 30, 2022 net of discount and debt issuance costs of $2 million.
(3)These debt instruments are classified as short-term debt.
(4)The redemption of these notes was financed with borrowings under the Cheniere Revolving Credit Facility, which is a long-term debt instrument. Therefore, the 2045 Cheniere Convertible Senior Notes were classified as long-term debt as of December 31, 2021. See Convertible Notes section below for further discussion of the redemption.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Credit Facilities

Below is a summary of our committed credit facilities outstanding as of September 30, 2022 (in millions):

	SPL Working Capital Facility	CQP Credit Facilities	CCH Credit Facility (1)	CCH Working Capital Facility (1)	Cheniere Revolving Credit Facility
Total facility size	$1,200	$750	$3,260	$1,500	$1,250
Less:
Outstanding balance	—	—	—	—	—
Letters of credit issued	363	—	—	218	—
Available commitment	$837	$750	$3,260	$1,282	$1,250

Priority ranking	Senior secured	Senior secured	Senior secured	Senior secured	Senior secured
Interest rate on available balance	LIBOR plus 1.125% - 1.750% or base rate plus 0.125% - 0.750%	LIBOR plus 1.25% - 2.125% or base rate plus 0.25% - 1.125%	SOFR plus credit spread adjustment of 0.1% , plus margin of 1.5% or base rate plus 0.5%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.0% - 1.5% or base rate plus applicable margin	LIBOR plus 1.250% - 2.375% or base rate plus 0.250% - 1.375% (2)
Commitment fees on undrawn balance	0.15%	0.49%	0.53%	0.18%	0.25%
Maturity date	March 19, 2025	May 29, 2024	(3)	June 15, 2027	October 28, 2026

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

As of September 30, 2022, each of our issuers was in compliance with all covenants related to their respective debt agreements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Interest Expense

Total interest expense, net of capitalized interest, including interest expense related to our convertible notes, consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest cost on convertible notes:
Interest per contractual rate	$—	$6	$—	$29
Amortization of debt discount and debt issuance costs	—	1	—	9
Total interest cost related to convertible notes	—	7	—	38
Interest cost on debt and finance leases excluding convertible notes	376	391	1,118	1,178
Total interest cost	376	398	1,118	1,216
Capitalized interest	(22)	(34)	(58)	(128)
Total interest expense, net of capitalized interest	$354	$364	$1,060	$1,088

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our debt (in millions):

	September 30, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes — Level 2 (1)	$24,020	$22,461	$24,550	$26,725
Senior notes — Level 3 (2)	3,253	2,916	3,253	3,693
2045 Cheniere Convertible Senior Notes — Level 1 (3)	—	—	625	526

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 10—LEASES

Our leased assets consist primarily of LNG vessel time charters (“vessel charters”) and additionally include tug vessels, office space and facilities and land sites. All of our leases are classified as operating leases except for certain of our tug vessels, which are classified as finance leases.

The following table shows the classification and location of our right-of-use assets and lease liabilities on our Consolidated Balance Sheets (in millions):

		September 30,	December 31,
	Consolidated Balance Sheets Location	2022	2021
Right-of-use assets—Operating	Operating lease assets	$2,795	$2,102
Right-of-use assets—Financing	Property, plant and equipment, net of accumulated depreciation	70	50
Total right-of-use assets		$2,865	$2,152

Current operating lease liabilities	Current operating lease liabilities	$669	$535
Current finance lease liabilities	Other current liabilities	6	2
Non-current operating lease liabilities	Operating lease liabilities	2,082	1,541
Non-current finance lease liabilities	Finance lease liabilities	75	57
Total lease liabilities		$2,832	$2,135

The following table shows the classification and location of our lease costs on our Consolidated Statements of Operations (in millions):

	Consolidated Statements of Operations Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Operating lease cost (a)	Operating costs and expenses (1)	$213	$145	$604	$441
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	1	—	3	2
Interest on lease liabilities	Interest expense, net of capitalized interest	2	2	7	7
Total lease cost		$216	$147	$614	$450

(a) Included in operating lease cost:
Short-term lease costs		$16	$22	$80	$103
Variable lease costs		7	7	16	20

(1)Presented in cost of sales, operating and maintenance expense or selling, general and administrative expense consistent with the nature of the asset under lease.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Future annual minimum lease payments for operating and finance leases as of September 30, 2022 are as follows (in millions):

Years Ending December 31,	Operating Leases (1)	Finance Leases
2022	$193	$4
2023	736	15
2024	651	15
2025	474	15
2026	341	15
Thereafter	763	122
Total lease payments	3,158	186
Less: Interest	(407)	(105)
Present value of lease liabilities	$2,751	$81

(1)Does not include approximately $2.9 billion of legally binding minimum payments primarily for vessel charters contracted for as of September 30, 2022 which will commence in future periods with fixed minimum lease terms of up to 10 years.

The following table shows the weighted-average remaining lease term and the weighted-average discount rate for our operating leases and finance leases:

	September 30, 2022		December 31, 2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	6.1	13.2	5.6	16.7
Weighted-average discount rate (1)	4.0%	14.6%	3.6%	16.2%

(1)The weighted average discount rate is impacted by certain finance leases that commenced prior to the adoption of the current leasing standard under GAAP. In accordance with previous accounting guidance, the implied rate is based on the fair value of the underlying assets.

The following table includes other quantitative information for our operating and finance leases (in millions):

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$524	$331
Operating cash flows from finance leases	6	7
Right-of-use assets obtained in exchange for operating lease liabilities	1,139	1,575
Right-of-use assets obtained in exchange for finance lease liabilities	23	—

LNG Vessel Subcharters

From time to time, we sublease certain LNG vessels under charter to third parties while retaining our existing obligation to the original lessor. As of September 30, 2022 and December 31, 2021, we had $534 million and $15 million future minimum sublease payments to be received from LNG vessel subcharters. The following table shows the sublease income recognized in other revenues on our Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fixed income	$122	$17	$188	$28
Variable income	12	15	37	21
Total sublease income	$134	$32	$225	$49

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 11—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues from contracts with customers
LNG revenues	$8,422	$4,170	$23,774	$10,505
Regasification revenues	455	68	591	202
Other revenues	27	22	78	66
Total revenues from contracts with customers	8,904	4,260	24,443	10,773
Net derivative loss (1)	(186)	(1,092)	(325)	(1,515)
Other (2)	134	32	225	49
Total revenues	$8,852	$3,200	$24,343	$9,307

(1)See Note 6—Derivative Instruments for additional information about our derivatives.
(2)Includes revenues from LNG vessel subcharters. See Note 10—Leases for additional information about our subleases.

Contract Assets and Liabilities

The following table shows our contract assets, net of current expected credit losses, which are classified as contract assets and other non-current assets, net on our Consolidated Balance Sheets (in millions):

	September 30,	December 31,
	2022	2021
Contract assets, net of current expected credit losses	$553	$140

The following table reflects the changes in our contract liabilities, which we classify as deferred revenue and other non-current liabilities on our Consolidated Balance Sheets (in millions):

Nine Months Ended September 30, 2022
Deferred revenue, beginning of period	$194
Cash received but not yet recognized in revenue	284
Revenue recognized from prior year end deferral	(194)
Deferred revenue, end of period	$284

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	September 30, 2022		December 31, 2021
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$113.5	9	$107.1	9
Regasification revenues	1.6	2	1.9	4
Total revenues	$115.1		$109.0

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
(2)The table above excludes substantially all variable consideration under our SPAs and TUAs. We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Additionally, we have excluded variable consideration related to contracts where there is uncertainty that one or both of the parties will achieve certain milestones. Approximately 76% and 61% of our LNG revenues from contracts included in the table above during the three months ended September 30, 2022 and 2021, respectively, and approximately 72% and 56% of our LNG revenues from contracts included in the table above during the nine months ended September 30, 2022 and 2021, respectively, were related to variable consideration received from customers. During the three and nine months ended September 30, 2022, approximately 1% and 2%, respectively, of our regasification revenues were related to variable consideration received from customers and during each of the three and nine months ended September 30, 2021, approximately 5% of our regasification revenues were related to variable consideration received from customers.

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

Termination Agreement with Chevron

In June 2022, Chevron U.S.A. Inc. (“Chevron”) entered into an agreement with SPLNG providing for the early termination of the TUA and an associated terminal marine services agreement between the parties and their affiliates for a lump sum fee of $765 million (the “Termination Fee”). Obligations pursuant to the TUA and associated agreement, including Chevron’s obligation to pay SPLNG capacity payments totaling $125 million annually (adjusted for inflation) from 2023 through 2029, will terminate upon the later of SPLNG’s receipt of the Termination Fee or December 31, 2022. The termination agreement became effective on July 6, 2022. We have allocated the $765 million Termination Fee to the terminated commitments, with $796 million in cash inflows allocable to the termination of the TUA, which we are recognizing ratably over the July 6, 2022 to December 31, 2022 period as regasification revenues on our Consolidated Statements of Operations, and an offsetting $31 million in cash outflows allocable to the extinguishment of other remaining obligations we have to Chevron, which will be recognized upon receipt of the Termination Fee as a loss on extinguishment of debt on our Consolidated Statements of Operations. As of September 30, 2022, we recorded contract assets of $387 million related to the termination of the TUA.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 12—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
LNG Revenues
Natural Gas Transportation and Storage Agreements	$—	$—	$4	$—

Other revenues
Operation and Maintenance Services Agreements	3	2	5	5

Cost of sales
Natural Gas Supply Agreements (a) (1)	—	53	—	124
Natural Gas Transportation and Storage Agreements	—	—	1	1
Total cost of sales	—	53	1	125

Operating and maintenance expense
Natural Gas Transportation and Storage Agreements	18	14	45	41

(a) Included in cost of sales:
Liquefaction Supply Derivative gain (1)	—	6	—	13

(1)Includes amounts recorded related to natural gas supply contracts that SPL and CCL had with related parties. These agreements ceased to be considered related party agreements during 2021, as discussed below.

Natural Gas Supply Agreement

CCL Natural Gas Supply Agreement

CCL was party to a natural gas supply agreement with a related party in the ordinary course of business to obtain a fixed minimum daily volume of feed gas for the operation of the CCL Project. The related party entity was acquired by a non-related party on November 1, 2021, therefore, as of such date, this agreement ceased to be considered a related party agreement.

Natural Gas Transportation and Storage Agreements

SPL is party to various natural gas transportation and storage agreements and CTPL is party to an operational balancing agreement with a related party in the ordinary course of business for the operation of the SPL Project, with initial primary terms of up to 10 years with extension rights. This related party is partially owned by Brookfield Asset Management, Inc., who indirectly acquired a portion of CQP’s limited partner interests in September 2020. We recorded accrued liabilities of $8 million and $4 million as of September 30, 2022 and December 31, 2021, respectively, with this related party.

CCL is party to natural gas transportation agreements with Midship Pipeline Company, LLC (“Midship Pipeline”) in the ordinary course of business for the operation of the CCL Project, for a period of 10 years which began in May 2020. We recorded accrued liabilities of $1 million as of both September 30, 2022 and December 31, 2021 with this related party. We account for our investment in Midship Holdings, LLC (“Midship Holdings”), which manages the business and affairs of Midship Pipeline, as an equity method investment. During the three months ended September 30, 2022, we recognized other-than-temporary impairment losses of $67 million related to our investment in Midship Holdings primarily related to increased forecast construction-related and operating costs, which are presented in other income (expense), net. Our investment in Midship Holdings, net of impairment losses, was $11 million as of September 30, 2022, which was measured using an income approach that utilized level 3 fair value inputs such as projected earnings and discount rates.

CCL is party to a natural gas transportation agreement with ADCC Pipeline, LLC and its wholly owned subsidiary (collectively, “ADCC Pipeline”) in the ordinary course of business for the operation of the CCL Project, with an initial term of 20 years with extension rights. We have a 30% equity interest in ADCC Pipeline, as further described below.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Operation and Maintenance Service Agreements

Cheniere LNG O&M Services, LLC (“O&M Services”), our wholly owned subsidiary, provides the development, construction, operation and maintenance services to Midship Pipeline pursuant to agreements in which O&M Services receives an agreed upon fee and reimbursement of costs incurred. O&M Services recorded $1 million and $2 million of other receivables as of September 30, 2022 and December 31, 2021, respectively, for services provided to Midship Pipeline under these agreements.
Share Purchase Agreement

In June 2022, we entered into a purchase agreement to purchase approximately $350 million of Cheniere’s common shares beneficially owned by Icahn Capital LP and certain affiliates of Icahn Capital LP (the “Icahn Group”) pursuant to which we purchased an aggregate of approximately 2.68 million shares of our common stock at a price per share of $130.52, the closing price on our common shares on the date of execution of the purchase agreement. Pursuant to the Nomination and Standstill Agreement entered into on August 21, 2015 by Cheniere and the Icahn Group, the Icahn Group’s remaining director designee to our Board, Andrew Teno, resigned from our Board and all committees of our Board effective June 21, 2022. Additionally, as of such date, the Icahn Group ceased to be considered a related party.

Interest in ADCC Pipeline, LLC

In June 2022, Cheniere, through its wholly owned subsidiary Cheniere ADCC Investments, LLC, acquired a 30% equity interest in ADCC Pipeline. ADCC Pipeline will develop, construct and operate an approximately 42-mile natural gas pipeline project connecting the Agua Dulce natural gas hub to the CCL Project. We currently have a future commitment of up to approximately $93 million to fund our equity interest, which commitment is subject to a condition precedent that has not yet been satisfied.

NOTE 13—INCOME TAXES

We recorded an income tax benefit of $752 million and $762 million during the three and nine months ended September 30, 2022, respectively, and an income tax benefit of $1,860 million and $1,864 million during the three and nine months ended September 30, 2021, respectively.

We have historically calculated our provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate to year-to-date ordinary income or loss (“annual effective tax rate method”). Because of significant sensitivities in the annual effective tax rate as a result of variability in our earnings due to pre-tax derivative losses arising from changes in fair value from our IPM agreements and the portion of our earnings attributable to non-controlling interest, a relatively small change in estimated ordinary income or loss would result in significant changes in the estimated annual effective tax rate such that we are unable to make a reliable estimate of the annual effective tax rate for the three and nine months ended September 30, 2022. Accordingly, we have applied a discrete-period method to calculate income taxes for the three and nine months ended September 30, 2022 based on the year-to-date effective tax rate (“year-to-date effective tax rate method”). The year-to-date effective tax rate method treats the year-to-date period as if it was the annual period and determines the income tax expense or benefit on that basis.

Utilizing the year-to-date effective tax rate method, our effective tax rate for the three and nine months ended September 30, 2022 was 22.1% and 23.3%, respectively. The effective tax rate for the three and nine months ended September 30, 2022 represents a tax benefit on pre-tax loss and was higher than the statutory rate primarily due to our projected foreign derived intangible income (“FDII”) deduction, which results in income from our sales to foreign customers being taxed at a lower effective tax rate.

We used the annual effective tax rate method to calculate our income tax benefit for the three and nine months ended September 30, 2021, which was 67.0% and 79.7%, respectively, as it was determined that the annual effective tax rate method would produce a reliable estimate. The effective tax rate for the three and nine months ended September 30, 2021 did not bear a customary relationship to the statutory income tax rate due to variability in our earnings due to pre-tax derivative losses arising from changes in fair value from our IPM agreements and the portion of our earnings attributable to non-controlling interest.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 14—NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table reconciles basic and diluted weighted average common shares outstanding and common stock dividends declared (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss attributable to common stockholders	$(2,385)	$(1,084)	$(2,509)	$(1,020)

Weighted average common shares outstanding:
Basic	249.9	253.6	252.5	253.3
Dilutive unvested stock	—	—	—	—
Diluted	249.9	253.6	252.5	253.3

Net loss per share attributable to common stockholders—basic and diluted	$(9.54)	$(4.27)	$(9.94)	$(4.03)

Dividends paid per common share	$0.33	$—	$0.99	$—
On September 12, 2022, we declared a quarterly dividend of $0.395 per share of common stock that is payable on November 16, 2022 to shareholders of record as of November 8, 2022.

Potentially dilutive securities that were not included in the diluted net loss per share computations because their effects would have been anti-dilutive were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Unvested stock (1)	2.5	1.8	2.3	1.6
2045 Cheniere Convertible Senior Notes (2)	—	4.5	0.2	4.5
Total potentially dilutive common shares	2.5	6.3	2.5	6.1

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

NOTE 15—STOCK REPURCHASE PROGRAMS

On September 7, 2021, our Board authorized a reset in the previously existing share repurchase program to $1.0 billion, inclusive of any amounts remaining under the previous authorization as of September 30, 2021, for an additional three years beginning on October 1, 2021. On September 12, 2022, our Board authorized an increase in the existing share repurchase program by $4.0 billion for an additional three years, beginning on October 1, 2022. The following table presents information with respect to repurchases of common stock (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Aggregate common stock repurchased	0.60	0.08	4.97	0.08
Weighted average price paid per share	$125.34	$83.97	$128.73	$83.97
Total amount paid	$75	$6	$640	$6

As of September 30, 2022, we had $358 million remaining under our share repurchase program, which increased to approximately $4.4 billion as of October 1, 2022.

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

	Percentage of Total Revenues from External Customers				Percentage of Trade and Other Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2022	2021	2022	2021	2022	2021
Customer A	*	12%	*	14%	*	10%
Customer B	*	15%	*	13%	*	*
Customer C	*	11%	*	11%	*	*
Customer D	*	11%	*	*	*	*
Customer E	*	*	*	*	16%	—

* Less than 10%

NOTE 17—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Nine Months Ended September 30,
	2022	2021
Cash paid during the period for interest on debt, net of amounts capitalized	$891	$902
Cash paid for income taxes, net of refunds	28	2
Non-cash investing activity:
Transfers of property, plant and equipment in exchange for other non-current assets	17	—
Non-cash financing activity:
Declared and accrued dividends on common stock	103	85

The balance in property, plant and equipment, net of accumulated depreciation funded with accounts payable and accrued liabilities was $354 million and $234 million as of September 30, 2022 and 2021, respectively.

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
•statements relating to Cheniere’s capital deployment, including intent, ability, extent, and timing of capital expenditures, debt repayment, dividends, share repurchases and execution on the capital allocation plan;
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

We own and operate the natural gas liquefaction and export facility located in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”), one of the largest LNG production facilities in the world, through our ownership interest in and management agreements with CQP, which is a publicly traded limited partnership that we formed in 2007. As of September 30, 2022, we owned 100% of the general partner interest and a 48.6% limited partner interest in CQP. The Sabine Pass LNG Terminal has six operational Trains, with Train 6 having achieved substantial completion on February 4, 2022, for a total operational production capacity of approximately 30 mtpa of LNG (the “SPL Project”). The Sabine Pass LNG Terminal also has operational regasification facilities that include five LNG storage tanks with aggregate capacity of approximately 17 Bcfe, three marine berths, with the third berth having achieved substantial completion on October 27, 2022, two of which can accommodate vessels with nominal capacity of up to 266,000 cubic meters and the third berth which can accommodate vessels with nominal capacity of up to 200,000 cubic meters, and vaporizers with regasification capacity of approximately 4 Bcf/d. CQP also owns a 94-mile pipeline through its subsidiary, CTPL, that interconnects the Sabine Pass LNG Terminal with a number of large interstate and intrastate pipelines.

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

We are the largest producer of LNG in the United States and the second largest LNG producer globally, based on the total production capacity of our operating asset platforms of approximately 45 mtpa as of September 30, 2022.

Our customer arrangements provide us with significant, stable and long-term cash flows. We contract our anticipated production capacity under SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and under IPM agreements, in which the gas producer sells natural gas to us on a global LNG index price, less a fixed liquefaction fee, shipping and other costs. Through our SPAs and IPM agreements, we have contracted approximately 95% of the total anticipated production from the SPL Project and the CCL Project (collectively, the “Liquefaction Projects”) through the mid-2030s, inclusive of contracts executed to support additional liquefaction capacity at the Corpus Christi LNG Terminal beyond the Corpus Christi Stage 3 Project. Excluding contracts with terms less than 10 years and contracts executed to support additional liquefaction capacity at the Corpus Christi LNG Terminal beyond the Corpus Christi Stage 3 Project, our SPAs and IPM agreements had approximately 17 years of weighted average remaining life as of September 30, 2022. We also market and sell LNG produced by the Liquefaction Projects that is not required for other customers through our integrated marketing function. In March 2022, the DOE authorized the export of an additional 152.64 Bcf/yr and 108.16 Bcf/yr of domestically produced LNG by vessel from the Sabine Pass LNG Terminal and the Corpus Christi LNG Terminal, respectively, through December 31, 2050 to non-FTA countries, that were previously authorized for FTA countries only. For further discussion of the contracted future cash flows under our revenue arrangements, see the liquidity and capital resources disclosures in our annual report on Form 10-K for the fiscal year ended December 31, 2021.

We remain focused on operational excellence and customer satisfaction. Increasing demand for LNG has allowed us to expand our liquefaction infrastructure in a financially disciplined manner. We have increased available liquefaction capacity at our Liquefaction Projects as a result of debottlenecking and other optimization projects. We hold significant land positions at both the Sabine Pass LNG Terminal and the Corpus Christi LNG Terminal, which provide opportunity for further liquefaction capacity expansion. In August 2022, certain of our subsidiaries initiated the pre-filing review process with the FERC under the National Environmental Policy Act for an expansion adjacent to the CCL Project consisting of two midscale Trains with an expected total production capacity of approximately 3 mtpa of LNG. The development of these sites or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before we make a positive FID.

Additionally, we are committed to the responsible and proactive management of our most important environmental, social and governance (“ESG”) impacts, risks and opportunities. In June 2022, we published our 2021 Corporate Responsibility (“CR”) report, which details our approach and progress on ESG issues, including our collaboration with natural gas midstream companies, methane detection technology providers and leading academic institutions to implement quantification, monitoring, reporting and verification of greenhouse gas (“GHG”) emissions at natural gas gathering, processing, transmission and storage systems specific to our supply chain, as well as our contributions to energy security during a critical time in history. Additionally, we commenced providing Cargo Emissions Tags (“CE Tags”) to our long-term customers in June 2022. The CE Tags provide customers with estimated GHG emissions data associated with each LNG cargo produced at the Liquefaction Projects and are provided for both free-on-board (“FOB”) and delivered ex-ship (“DES”) LNG cargoes. We also joined the Oil and Gas Methane Partnership (“OGMP”) 2.0, the United Nations Environment Programme’s

(“UNEP”) flagship oil and gas methane emissions reporting and mitigation initiative in October 2022. OGMP 2.0 is a comprehensive, measurement-based reporting framework intended to improve the accuracy and transparency of methane emissions reporting in the oil and gas sector. Our CR report is available at cheniere.com/our-responsibility/reporting-center. Information on our website, including the CR report, is not incorporated by reference into this Quarterly Report on Form 10-Q.
Overview of Significant Events

Our significant events since January 1, 2022 and through the filing date of this Form 10-Q include the following:

Strategic

•On October 3, 2022, our Board appointed Mr. Brian E. Edwards to serve as a member of our Board. Mr. Edwards was appointed to the Audit Committee and the Compensation Committee of our Board.
•In September 2022, we announced the appointment of Corey Grindal, currently Executive Vice President, Worldwide Trading, as Executive Vice President and Chief Operating Officer of the Company, effective January 2, 2023.
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
•We entered into, or amended, the following agreements:
◦We entered into new and amended long-term SPAs aggregating approximately 140 million tonnes of LNG to be delivered between 2026 and 2050, inclusive of long-term SPAs with Engie SA, Equinor ASA, Chevron U.S.A. Inc. (“Chevron”), POSCO International Corporation, PetroChina International Company Limited and PTT Global LNG Company Limited, approximately 50 million tonnes of which is subject to Cheniere making a final investment decision to construct additional liquefaction capacity at the Corpus Christi LNG Terminal beyond the seven-train Corpus Christi Stage 3 Project or us unilaterally waiving that requirement.
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

Operational

•As of October 31, 2022, approximately 2,450 cumulative LNG cargoes totaling over 165 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Projects.
•On October 27, 2022, substantial completion of the third berth at the Sabine Pass Terminal was achieved.
•On February 4, 2022, substantial completion of Train 6 of the SPL Project was achieved (the “Train 6 Completion”).

Financial

•In September 2022, Moody’s Corporation upgraded its issuer credit ratings of Cheniere, CQP and SPL from Ba3, Ba2 and Baa3, respectively, to Ba1, Ba1 and Baa2, respectively, with a stable outlook. Additionally in September 2022, Fitch Ratings upgraded its issuer credit ratings of CQP and SPL from BB+ and BBB-, respectively, to BBB- and BBB, respectively, with a stable outlook.
•In September 2022, our Board approved a revised comprehensive, long-term capital allocation plan which included:
◦increasing the share repurchase authorization by $4.0 billion for an additional 3 years, beginning on October 1, 2022;
◦lowering the Company’s consolidated long-term leverage target to approximately 4x;
◦increasing the Company’s dividend by 20% commencing with a declared distribution of $0.395 per common share in September 2022 (payable in November 2022), and targeting an approximate 10% annual dividend growth rate through Corpus Christi Stage 3 Project construction; and
◦continuing to invest in accretive organic growth.
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
•During the three and nine months ended September 30, 2022, we used $1.3 billion and $3.5 billion, respectively, of available cash to reduce our outstanding indebtedness, of which $1.3 billion and $3.2 billion, respectively, was the redemption or prepayment of indebtedness pursuant to our capital allocation plan.
•Also pursuant to our capital allocation priorities:
◦During the three and nine months ended September 30, 2022, we repurchased approximately 0.6 million and 5.0 million shares of our common stock as part of our share repurchase program for approximately $75 million and $640 million, respectively. The shares repurchased during the nine months ended September 30, 2022 include approximately 2.7 million shares of our common stock beneficially owned by Icahn Capital LP and certain affiliates of Icahn Capital LP (the “Icahn Group”) that we repurchased for approximately $350 million;
◦In October 2022, SPL redeemed $300 million of outstanding borrowings under its 5.625% Senior Secured Notes due 2023 pursuant to a notice of redemption issued in September 2022;
◦Additionally, we paid aggregate dividends of $0.99 per share of common stock during the nine months ended September 30, 2022.

Results of Operations

The following charts summarize the total revenues and total LNG volumes loaded from our Liquefaction Projects during the nine months ended September 30, 2022 and 2021:
The following table summarizes the volumes of operational and commissioning LNG cargoes that were loaded from the Liquefaction Projects, which were recognized on our Consolidated Financial Statements:

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
(in TBtu)	Operational	Commissioning	Operational	Commissioning
Volumes loaded during the current period	559	—	1,695	13
Volumes loaded during the prior period but recognized during the current period	34	—	49	1
Less: volumes loaded during the current period and in transit at the end of the period	(37)	—	(37)	—
Total volumes recognized in the current period	556	—	1,707	14

Net loss attributable to common stockholders

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except per share data)	2022	2021	Variance	2022	2021	Variance
Net loss attributable to common stockholders	$(2,385)	$(1,084)	$(1,301)	$(2,509)	$(1,020)	$(1,489)
Net loss per share attributable to common stockholders—basic and diluted	(9.54)	(4.27)	(5.27)	(9.94)	(4.03)	(5.91)

The $1.3 billion and $1.5 billion increase in net loss during the three and nine months ended September 30, 2022, respectively, from the comparable 2021 periods were primarily due to an increase in derivative losses from changes in fair value and settlements of $2.2 billion and $6.0 billion (before tax and the impact of non-controlling interest), respectively, between the periods, as further described below. The unfavorable variance was partially offset by increased gross margin per MMBtu on LNG delivered primarily due to higher margins on sales indexed to or derived from international gas prices as a result of increases in the associated indices and sales indexed to Henry Hub, generally at 115%. Also contributing to the increase in gross margin, to a lesser extent, was an increase in volume delivered during the three and nine months ended September 30, 2022 from the comparable periods in 2021, in part due to substantial completion and commencement of operations of Train 3 of the CCL Project on March 26, 2021 (the “Train 3 Completion”) and the Train 6 Completion. Additionally offsetting the increases in net loss during the periods was the recognition of increased regasification revenues from Chevron, as further described below.

Substantially all derivative losses relate to the use of commodity derivative instruments indexed to international LNG prices, primarily related to our IPM agreements. While operationally we utilize commodity derivatives to mitigate price volatility for commodities procured or sold over a period of time, as a result of significant appreciation in forward international LNG commodity curves during the three and nine months ended September 30, 2022, we recognized $5.0 billion and $9.2 billion, respectively, of non-cash unfavorable changes in fair value attributed to positions indexed to such prices (before tax and the impact of non-controlling interest).

Derivative instruments, which in addition to managing exposure to commodity-related marketing and price risks are utilized to manage exposure to changing interest rates and foreign exchange volatility, are reported at fair value on our Consolidated Financial Statements. For commodity derivative instruments related to our IPM agreements, including those entered into during the nine months ended September 30, 2022 as described further in Overview of Significant Events, the underlying LNG sales being economically hedged are accounted for under the accrual method of accounting, whereby revenues expected to be derived from the future LNG sales are recognized only upon delivery or realization of the underlying transaction. Because the recognition of derivative instruments at fair value has the effect of recognizing gains or losses relating to future period exposure, and given the significant volumes, long-term duration and volatility in price basis for certain of our derivative contracts, use of derivative instruments may result in continued volatility of our results of operations based on changes in market pricing, counterparty credit risk and other relevant factors, notwithstanding the operational intent to mitigate risk exposure over time.

In June 2022, Chevron entered into an agreement with SPLNG providing for the early termination of the TUA and an associated terminal marine services agreement between the parties and their affiliates for a lump sum fee of $765 million (the “Termination Fee”). Obligations pursuant to the TUA and associated agreement, including Chevron’s obligation to pay SPLNG capacity payments totaling $125 million annually (adjusted for inflation) from 2023 through 2029, will terminate upon the later of SPLNG’s receipt of the Termination Fee or December 31, 2022. The termination agreement became effective on July 6, 2022. We have allocated the $765 million Termination Fee to the terminated commitments, with $796 million in cash inflows allocable to the termination of the TUA, which we are recognizing ratably over the July 6, 2022 to December 31, 2022 period as regasification revenues on our Consolidated Statements of Operations, and an offsetting $31 million in cash outflows allocable to the extinguishment of other remaining obligations we have to Chevron, which will be recognized upon receipt of the Termination Fee as a loss on extinguishment of debt on our Consolidated Statements of Operations.

As described in Overview of Significant Events, during the nine months ended September 30, 2022, we entered into SPAs with various counterparties for approximately 140 million tonnes of LNG to be delivered between 2026 and 2050. We expect our net income or loss in the future to be impacted by the revenues and associated expenses related to the commencement of these agreements.

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2022	2021	Variance	2022	2021	Variance
LNG revenues	$8,236	$3,078	$5,158	$23,449	$8,990	$14,459
Regasification revenues	455	68	387	591	202	389
Other revenues	161	54	107	303	115	188
Total revenues	$8,852	$3,200	$5,652	$24,343	$9,307	$15,036

Total revenues increased during the three and nine months ended September 30, 2022 from the comparable periods in 2021, primarily as a result of increased pricing due to appreciation in underlying indices as described in Net loss attributable to common stockholders above. To a lesser extent, revenues increased as a result of higher volumes of LNG delivered between the periods due to additional production capacity aggregating to approximately 10 mtpa arising from the Train 3 Completion and the Train 6 Completion.

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. During the nine months ended September 30, 2022 and 2021, we realized offsets to LNG terminal costs of $204 million and $227 million, corresponding to 15 TBtu and 31 TBtu, respectively, that were related to the sale of commissioning cargoes from the Liquefaction Projects. We did not realize any offsets to LNG terminal costs during the three months ended September 30, 2022 and 2021.

LNG revenues include gains and losses from derivative instruments, which include the realized value associated with a portion of derivative instruments that settle through physical delivery. We recognized offsets to revenues of $186 million and

$1,092 million during the three months ended September 30, 2022 and 2021, respectively, and $325 million and $1,515 million during the nine months ended September 30, 2022 and 2021, respectively, related to the gains and losses from derivative instruments primarily due to shifts in forward commodity curves. Also included in LNG revenues are sales of certain unutilized natural gas procured for the liquefaction process and other revenues, which was $26 million and $93 million during the three months ended September 30, 2022 and 2021, respectively, and $148 million and $240 million during the nine months ended September 30, 2022 and 2021.

Regasification revenues increased by $387 million and $389 million during the three and nine months ended September 30, 2022 from the comparable periods in 2021, respectively, primarily due to the recognition of increased regasification revenues from Chevron, as described in Net loss attributable to common stockholders above.

Other revenues increased by $107 million and $188 million during the three and nine months ended September 30, 2022 from the comparable periods in 2021, respectively, primarily due to an increase in sublease income from LNG vessel subcharters primarily as a result of higher rates and an increase in the number of days subchartered due to extra charter vessel capacity available during the periods.

The following table presents the components of LNG revenues and the corresponding LNG volumes delivered:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
LNG revenues (in millions):
LNG from the Liquefaction Projects sold under third party long-term agreements (1)	$6,084	$2,887	$15,652	$7,688
LNG from the Liquefaction Projects sold by our integrated marketing function under short-term agreements	2,139	1,075	7,408	2,277
LNG procured from third parties	173	115	566	300
Net derivative losses	(186)	(1,092)	(325)	(1,515)
Other revenues	26	93	148	240
Total LNG revenues	$8,236	$3,078	$23,449	$8,990

Volumes delivered as LNG revenues (in TBtu):
LNG from the Liquefaction Projects sold under third party long-term agreements (1)	484	386	1,441	1,170
LNG from the Liquefaction Projects sold by our integrated marketing function under short-term agreements	72	103	266	269
LNG procured from third parties	4	10	19	38
Total volumes delivered as LNG revenues	560	499	1,726	1,477

(1)Long-term agreements include agreements with an initial tenure of 12 months or more.
Operating costs and expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2022	2021	Variance	2022	2021	Variance
Cost of sales	$11,073	$4,868	$6,205	$24,161	$8,408	$15,753
Operating and maintenance expense	419	350	69	1,227	1,057	170
Development expense	4	2	2	12	5	7
Selling, general and administrative expense	92	70	22	265	224	41
Depreciation and amortization expense	280	259	21	827	753	74
Other	—	1	(1)	3	—	3
Total operating costs and expenses	$11,868	$5,550	$6,318	$26,495	$10,447	$16,048

Our total operating costs and expenses increased by $6.3 billion and $16.0 billion during the three and nine months ended September 30, 2022 from the comparable periods in 2021, respectively. Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Projects, to the extent those costs are not utilized for the commissioning process. Cost of sales also includes change in fair value of commodity derivatives to secure natural gas feedstock for the Liquefaction Projects, costs associated with the sale of certain unutilized natural gas procured for the liquefaction process, variable transportation and storage costs, port and canal fees and other costs to convert natural gas into LNG. Substantially all of the increase in operating costs and expenses in both comparable periods was attributed to cost of sales, which increased by $6.2 billion and $15.8 billion during the three and nine months ended September 30, 2022, respectively, as a result of increased pricing of natural gas feedstock due to higher U.S. natural gas prices and, to a lesser extent, from increased volume of LNG delivered. Additionally, the increase in cost of sales was due to unfavorable changes in our commodity derivatives to secure natural gas feedstock for the Liquefaction Projects, as discussed in Net loss attributable to common stockholders above.

Operating and maintenance expense primarily includes costs associated with operating and maintaining the Liquefaction Projects. Operating and maintenance expense also includes service and maintenance, payroll and benefit costs, insurance, regulatory costs and other operating costs. During the three and nine months ended September 30, 2022, operating and maintenance expense increased from the comparable periods in 2021, primarily due to increased natural gas transportation and storage capacity demand charges following the Train 6 Completion and the Train 3 Completion as well as third party service and maintenance contract costs.

Depreciation and amortization expense increased during the three and nine months ended September 30, 2022 from the comparable period in 2021 primarily as a result of the Train 6 Completion and, to a lesser extent during the nine months ended September 30, 2022, the Train 3 Completion.

Other expense (income)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2022	2021	Variance	2022	2021	Variance
Interest expense, net of capitalized interest	$354	$364	$(10)	$1,060	$1,088	$(28)
Loss (gain) on modification or extinguishment of debt	(3)	36	(39)	43	95	(52)
Derivative loss (gain), net	—	2	(2)	(2)	3	(5)
Other expense, net	29	24	5	21	14	7
Total other expense	$380	$426	$(46)	$1,122	$1,200	$(78)

Total interest expense, net of capitalized interest consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total interest cost	$376	$398	$1,118	$1,216
Capitalized interest	(22)	(34)	(58)	(128)
Total interest expense, net of capitalized interest	$354	$364	$1,060	$1,088

Interest expense, net of capitalized interest, decreased during the three and nine months ended September 30, 2022 from the comparable 2021 periods as a result of lower interest costs due to refinancing higher cost debt and repayment of debt in accordance with our capital allocation plan, which was offset by a lower portion of total interest costs eligible for capitalization related to the Corpus Christi Stage 3 Project in 2022 as compared to Train 3 of the CCL Project and Train 6 of the SPL Project in 2021.

We had favorable variances on our loss (gain) on modification or extinguishment of debt during the three and nine months ended September 30, 2022 from the comparable periods in 2021, respectively, primarily due to the pricing of debt that was repurchased or repaid and the amount of debt that was paid down prior to their scheduled maturities, as further described in Liquidity and Capital Resources—Sources and Uses of Cash—Financing Cash Flows.

Other expense, net increased during the three and nine months ended September 30, 2022 from the comparable 2021 periods primarily due to increased other-than-temporary impairment losses related to our investment in Midship Holdings that was recognized between the periods, which was partially offset by higher interest income earned on cash and cash equivalents from higher interest rates in 2022.

Income tax benefit

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2022	2021	Variance	2022	2021	Variance
Loss before income taxes and non-controlling interest	$(3,396)	$(2,776)	$(620)	$(3,274)	$(2,340)	$(934)
Income tax benefit	(752)	(1,860)	1,108	(762)	(1,864)	1,102
Effective tax rate	22.1%	67.0%	(44.9)%	23.3%	79.7%	(56.4)%

Utilizing the year-to-date effective tax rate method, our effective tax rate for the three and nine months ended September 30, 2022 was 22.1% and 23.3%, respectively. The effective tax rate for the three and nine months ended September 30, 2022 represents a tax benefit on pre-tax loss and was higher than the statutory rate primarily due to our projected foreign derived intangible income (“FDII”) deduction, which results in income from our sales to foreign customers being taxed at a lower effective tax rate.

We used the annual effective tax rate method to calculate our income tax benefit for the three and nine months ended September 30, 2021, which was 67.0% and 79.7%, respectively, as it was determined that the annual effective tax rate method would produce a reliable estimate. The effective tax rate for the three and nine months ended September 30, 2021 did not bear a customary relationship to the statutory income tax rate due to variability in our earnings due to pre-tax derivative losses arising from changes in fair value from our IPM agreements and the portion of our earnings attributable to non-controlling interest.

Our effective tax rate is subject to variation prospectively due to variability in our pre-tax and taxable earnings and the proportion of such earnings attributable to non-controlling interests.

Net income (loss) attributable to non-controlling interest

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2022	2021	Variance	2022	2021	Variance
Net income (loss) attributable to non-controlling interest	$(259)	$168	$(427)	$(3)	$544	$(547)

Net loss attributable to non-controlling interest was $259 million and $3 million during the three and nine months ended September 30, 2022, respectively, compared to net income of $168 million and $544 million during the three and nine months ended September 30, 2021, respectively. The changes in both the three and nine month comparable periods were primarily due to a decrease in consolidated net income recognized by CQP, which recognized net income of $381 million and $1,123 million in the three and nine months ended September 30, 2021, respectively, compared to net loss of $514 million and $13 million in the three and nine months ended September 30, 2022, respectively.

During the nine months ended September 30, 2022, in fulfillment of a prior commitment to collateralize financing for Train 6 of the SPL Project, Cheniere provided to SPL certain SPAs aggregating approximately 21 million tonnes of LNG to be delivered between 2023 and 2035 and an IPM agreement to purchase 140,000 MMBtu per day of natural gas for a term of approximately 15 years beginning in early 2023. Additionally, during the nine months ended September 30, 2022, SPL executed an SPA with a counterparty aggregating approximately 1.0 mtpa of LNG to be delivered between 2026 and 2042. As a result, net income attributable to non-controlling interest will be impacted in future periods as volumes are delivered under the aforementioned contracts and by gains and losses from changes in the fair value of the IPM agreement, which is accounted for as a derivative.

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

September 30, 2022
Cash and cash equivalents (1)	$2,504
Restricted cash and cash equivalents designated for the following purposes:
SPL Project	195
CCL Project	202
Cash held by our subsidiaries that is restricted to Cheniere	437
Total restricted cash and cash equivalents	834
Available commitments under our credit facilities (2):
SPL’s Working capital revolving credit and letter of credit reimbursement agreement	837
CQP’s Credit facilities	750
CCH Credit Facility	3,260
CCH Working Capital Facility	1,282
Revolving Credit Facility (the “Cheniere Revolving Credit Facility”)	1,250
Total available commitments under our credit facilities	7,379

Total available liquidity	$10,717

(1)Amounts presented include balances held by our consolidated variable interest entity, CQP, as discussed in Note 7—Non-controlling Interest and Variable Interest Entity of our Notes to Consolidated Financial Statements. As of September 30, 2022, assets of CQP, which are included in our Consolidated Balance Sheets, included $1.0 billion of cash and cash equivalents.
(2)Available commitments represent total commitments less loans outstanding and letters of credit issued under each of our credit facilities as of September 30, 2022. See Note 9—Debt of our Notes to Consolidated Financial Statements for additional information on our credit facilities and other debt instruments.

Our liquidity position subsequent to September 30, 2022 will be driven by future sources of liquidity and future cash requirements. Future sources of liquidity are expected to be composed of (1) cash receipts from executed contracts, under which we are contractually entitled to future consideration, and (2) additional sources of liquidity, from which we expect to receive cash although the cash is not underpinned by executed contracts. Future cash requirements are expected to be composed of (1) cash payments under executed contracts, under which we are contractually obligated to make payments, and (2) additional cash requirements, under which we expect to make payments although we are not contractually obligated to make the payments under executed contracts.

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

Revised Capital Allocation Plan

As described in Overview of Significant Events, in September 2022, our Board approved a revised comprehensive long-term capital allocation plan. Pursuant to the revised capital allocation plan, on September 12, 2022 our Board authorized an increase in the existing share repurchase program by $4.0 billion for an additional three years, beginning on October 1, 2022. The timing and amount of any shares of our common stock that are repurchased under the share repurchase program will be determined by management based on market conditions and other factors.

A further aspect of our revised capital allocation plan is to lower our long-term leverage target through debt paydown, which may involve the repayment, redemption or repurchase, on the open market or otherwise, of our indebtedness, including senior notes of SPL, CQP, CCH and Cheniere. The timing and amount of any paydown of our indebtedness will be determined by management based on market conditions and other factors.

The revised capital allocation plan also includes a targeted annual dividend growth rate of approximately 10% through Corpus Christi Stage 3 Project construction. On September 12, 2022, we declared a quarterly dividend of $0.395 per common share, which represented a 20% increase from the previous quarterly dividend.

Corpus Christi Stage 3 Project

The following table summarizes the project completion and construction status of the Corpus Christi Stage 3 Project as of September 30, 2022:

Overall project completion percentage	12.2%
Completion percentage of:
Engineering	24.1%
Procurement	18.6%
Subcontract work	10.8%
Construction	0.8%
Date of expected substantial completion	2H 2025 - 1H 2027

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

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$7,571	$2,057
Net cash used in investing activities	(1,348)	(707)
Net cash used in financing activities	(4,707)	(805)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	5	—
Net increase in cash, cash equivalents and restricted cash and cash equivalents	$1,521	$545

Operating Cash Flows

Our operating cash net inflows during the nine months ended September 30, 2022 and 2021 were $7.6 billion and $2.1 billion, respectively. The $5.5 billion increase was primarily related to increased cash receipts from the sale of LNG cargoes due to higher revenue per MMBtu and to a lesser extent higher volume of LNG delivered. Partially offsetting these operating cash inflows were higher operating cash outflows primarily due to higher natural gas feedstock costs and lower contribution from certain portfolio optimization activities.

On August 16, 2022, President Biden signed H.R. 5376 (P.L. 117-169), commonly referred to as the Inflation Reduction Act, into law, which includes the implementation of a new 15% corporate alternative minimum tax (the “CAMT”) effective in 2023 on the adjusted financial statement income of certain large corporations, among other provisions. The CAMT may cause volatility in our cash tax payment obligations, particularly in periods of significant commodity, currency or financial market variability resulting in potential changes in the fair value of our derivative instruments.

Investing Cash Flows

Our investing cash net outflows in both years primarily was for the construction costs for the Liquefaction Projects. The $641 million increase in 2022 compared to 2021 was primarily due to spend during the nine months ended September 30, 2022 related to construction work performed by Bechtel for the Corpus Christi Stage 3 Project, partially offset by a decrease in spend due to the completion of Train 6 of the SPL Project in February 2022, which was under construction throughout 2021. We expect our capital expenditures to increase in future periods as construction work progresses on the Corpus Christi Stage 3 Project following our issuance of full notice to proceed to Bechtel in June 2022.

Financing Cash Flows

The following table summarizes our financing activities (in millions):

	Nine Months Ended September 30,
	2022	2021
Proceeds from issuances of debt	$1,015	$4,104
Redemptions and repayments of debt	(4,005)	(4,276)
Distributions to non-controlling interest	(686)	(483)
Repurchase of common stock	(640)	(6)
Dividends to shareholders	(251)	—
Other, net	(140)	(144)
Net cash used in financing activities	$(4,707)	$(805)

Debt Issuances and Related Financing Costs

The following table shows the issuances of debt, including intra-quarter borrowings (in millions):

	Nine Months Ended September 30,
	2022	2021
CQP:
4.000% Senior Notes due 2031	$—	$1,500
3.25% Senior Notes due 2032	—	1,200

CCH:
2.742% Senior Notes due 2029	—	750
CCH Credit Facility	440	—

Cheniere:
Cheniere Revolving Credit Facility	575	434
Cheniere’s term loan facility (the “Cheniere Term Loan Facility”)	—	220
Total debt issuances	$1,015	$4,104

During the nine months ended September 30, 2022 and 2021, we paid debt issuance costs and other financing costs of $44 million and $38 million, respectively, included in other in the Financing Cash Flows table above, related to the debt issuances above and amendment of credit facilities during the respective periods.

Debt Redemptions, Repayments and Repurchases and Related Modification or Extinguishment Costs

During the nine months ended September 30, 2022, we paid down a total of $4.0 billion of outstanding indebtedness, which included $530 million of debt repurchases on the open market and the remaining associated with redemptions of our outstanding notes or paydown of our credit facilities. During the nine months ended September 30, 2021, we redeemed or repurchased a total of $4.3 billion outstanding indebtedness, entirely associated with redemptions of our outstanding notes or paydown of our credit facilities.

The following table shows the redemptions and repayments of debt, including intra-quarter repayments (in millions):

	Nine Months Ended September 30,
	2022	2021
CQP:
5.250% Senior Notes due 2025	$—	$(1,500)
5.625% Senior Notes due 2026	—	(672)

CCH:
CCH Credit Facility	(2,169)	—
CCH Working Capital Facility	(250)	(1,006)
3.700% Senior Notes due 2029	(8)	—
3.72% weighted average Senior Notes rate due 2039	(17)	—

Cheniere:
4.875% Cheniere Convertible Senior Notes due 2021	—	(296)
4.25% Convertible Senior Notes due 2045	(500)	—
Cheniere Revolving Credit Facility	(575)	(434)
4.625% Senior Secured Notes due 2028	(486)	—
Cheniere Term Loan Facility	—	(368)
Total debt redemptions, repayments and repurchases	$(4,005)	$(4,276)

During the nine months ended September 30, 2022 and 2021, we paid debt modification or extinguishment costs of $33 million and $67 million, respectively, included in other, net in the Financing Cash Flows table above, related to these redemptions and repayments.

Non-Controlling Interest Distributions

We own a 48.6% limited partner interest in CQP with the remaining non-controlling limited partner interest held by Blackstone Inc., Brookfield Asset Management Inc. and the public. CQP paid distributions of $686 million and $483 million during the nine months ended September 30, 2022 and 2021, respectively, to non-controlling interests.

Repurchase of Common Stock

The following table presents information with respect to repurchases of common stock (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Aggregate common stock repurchased	0.60	0.08	4.97	0.08
Weighted average price paid per share	$125.34	$83.97	$128.73	$83.97
Total amount paid	$75	$6	$640	$6

As of September 30, 2022, we had $358 million remaining under our share repurchase program, which increased to approximately $4.4 billion as of October 1, 2022.

Cash Dividends to Shareholders

During the nine months ended September 30, 2022, we paid aggregate dividends of $0.99 per share of common stock, for a total of $251 million paid to common shareholders. We did not pay dividends during the nine months ended September 30, 2021.

On September 12, 2022, we declared a quarterly dividend of $0.395 per share of common stock that is payable on November 16, 2022 to shareholders of record as of November 8, 2022.
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

	September 30, 2022		December 31, 2021
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(13,916)	$2,625	$(4,038)	$903
LNG Trading Derivatives	(127)	44	(400)	38

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

	September 30, 2022		December 31, 2021
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
FX Derivatives	$51	$5	$12	$2

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes stock repurchases for the three months ended September 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans (3)
July 1 - 31, 2022	638,816	$125.72	602,347	$357,655,508
August 1 - 31, 2022	—	$—	—	$357,655,508
September 1 - 30, 2022	—	$—	—	$357,655,508
Total	638,816		602,347

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
(3)On September 12, 2022, our Board authorized an increase in the existing share repurchase program by $4.0 billion for an additional three years, beginning on October 1, 2022. For additional information, see Note 15—Stock Repurchase Programs.

ITEM 6.    EXHIBITS

Exhibit No.
Description
10.1*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between SPL and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-00067 Performance and Attendance Bonus (“PAB”) Provisional Sum Closure, dated August 18, 2022, (ii) the Change Order CO-00068 Performance and Attendance Bonus (“PAB”) Provisional Sum Closure (Reconciliation to CO-00067), dated August 18, 2022, and (iii) the Change Order CO-00069 COVID-19 Impacts 1Q2022 and 2Q2022, dated August 29, 2022

10.2*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Liquefaction Stage 3 Project, dated March 1, 2022, by and between CCL Stage III and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-00004 Currency Conversion, dated June 27, 2022, (ii) the Change Order CO-00005 Fuel Adjustment, dated July 15, 2022, (iii) the Change Order CO-00006 Removal of Laydown Yard Scope Option, dated August 2, 2022, (iv) the Change Order CO-00007 Removal of Air Bridges Scope Option, dated August 22, 2022, (v) the Change Order CO-00008 Acid Gas Flare K/O Drum, dated August 16, 2022, and (vi) the Change Order CO-00009 Package 7A (Without Site Work), dated August 16, 2022 (Portions of this exhibit have been omitted.)

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

CHENIERE ENERGY, INC.

Date:	November 2, 2022	By:	/s/ Zach Davis
Zach Davis
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	November 2, 2022	By:	/s/ David Slack
David Slack
Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)