Form 10-Q
period 2023-03-31
Cheniere Energy, Inc.
filed 2023-05-02
CIK 3570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of April 26, 2023, the issuer had 242,958,190 shares of Common Stock outstanding.

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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of March 31, 2023, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

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

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues
LNG revenues	$7,091	$7,340
Regasification revenues	34	68
Other revenues	185	76
Total revenues	7,310	7,484

Operating costs and expenses (recovery)
Cost (recovery) of sales (excluding items shown separately below)	(1,539)	7,336
Operating and maintenance expense	444	389
Selling, general and administrative expense	107	96
Depreciation and amortization expense	297	271
Development expense	10	5
Total operating costs and expenses (recovery)	(681)	8,097

Income (loss) from operations	7,991	(613)

Other income (expense)
Interest expense, net of capitalized interest	(297)	(349)
Gain (loss) on modification or extinguishment of debt	20	(18)
Interest rate derivative gain, net	—	3
Other income, net	37	5
Total other expense	(240)	(359)

Income (loss) before income taxes and non-controlling interest	7,751	(972)
Less: income tax provision (benefit)	1,316	(191)
Net income (loss)	6,435	(781)
Less: net income attributable to non-controlling interest	1,001	84
Net income (loss) attributable to common stockholders	$5,434	$(865)

Net income (loss) per share attributable to common stockholders—basic	$22.28	$(3.41)
Net income (loss) per share attributable to common stockholders—diluted (1)	$22.10	$(3.41)

Weighted average number of common shares outstanding—basic	243.9	254.0
Weighted average number of common shares outstanding—diluted	245.8	254.0

(1)Earnings per share in the table may not recalculate exactly due to rounding because it is calculated based on whole numbers, not the rounded numbers presented.
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (1)
(in millions, except share data)

	March 31,	December 31,
	2023	2022
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$2,948	$1,353
Restricted cash and cash equivalents	495	1,134
Trade and other receivables, net of current expected credit losses	929	1,944
Inventory	465	826
Current derivative assets	78	120
Margin deposits	63	134
Other current assets	70	97
Total current assets	5,048	5,608

Property, plant and equipment, net of accumulated depreciation	31,747	31,528
Operating lease assets	2,553	2,625
Derivative assets	200	35
Goodwill	77	77
Deferred tax assets	35	864
Other non-current assets, net	605	529
Total assets	$40,265	$41,266

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$93	$124
Accrued liabilities	1,328	2,679
Current debt, net of discount and debt issuance costs	61	813
Deferred revenue	108	234
Current operating lease liabilities	604	616
Current derivative liabilities	1,292	2,301
Other current liabilities	40	28
Total current liabilities	3,526	6,795

Long-term debt, net of premium, discount and debt issuance costs	23,928	24,055
Operating lease liabilities	1,919	1,971
Finance lease liabilities	487	494
Derivative liabilities	4,407	7,947
Deferred tax liabilities	388	—
Other non-current liabilities	170	175

Stockholders’ equity (deficit)
Preferred stock: $0.0001 par value, 5.0 million shares authorized, none issued	—	—
Common stock: $0.003 par value, 480.0 million shares authorized; 277.7 million shares and 276.7 million shares issued at March 31, 2023 and December 31, 2022, respectively	1	1
Treasury stock: 34.5 million shares and 31.2 million shares at March 31, 2023 and December 31, 2022, respectively, at cost	(2,821)	(2,342)
Additional paid-in-capital	4,328	4,314
Accumulated income (deficit)	394	(4,942)
Total Cheniere stockholders’ equity (deficit)	1,902	(2,969)
Non-controlling interest	3,538	2,798
Total stockholders’ equity (deficit)	5,440	(171)
Total liabilities and stockholders’ equity (deficit)	$40,265	$41,266

(1)Amounts presented include balances held by our consolidated variable interest entity (“VIE”), CQP, as further discussed in Note 7—Non-controlling Interest and Variable Interest Entity. As of March 31, 2023, total assets and liabilities of CQP were $18.4 billion and $19.7 billion, respectively, including $834 million of cash and cash equivalents and $160 million of restricted cash and cash equivalents.

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions)
(unaudited)

Three Months Ended March 31, 2023
	Total Stockholders’ Equity (Deficit)
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Income (Deficit)	Non-controlling Interest	Total Equity (Deficit)
	Shares	Par Value Amount	Shares	Amount
Balance at December 31, 2022	245.5	1	31.2	(2,342)	4,314	(4,942)	2,798	(171)
Vesting of share-based compensation awards	1.0	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	43	—	—	43
Issued shares withheld from employees related to share-based compensation, at cost	(0.2)	—	0.2	(26)	(29)	—	—	(55)
Shares repurchased, at cost	(3.1)	—	3.1	(453)	—	—	—	(453)
Net income attributable to non-controlling interest	—	—	—	—	—	—	1,001	1,001
Distributions to non-controlling interest	—	—	—	—	—	—	(261)	(261)
Dividends declared ($0.395 per common share)	—	—	—	—	—	(98)	—	(98)
Net income attributable to common stockholders	—	—	—	—	—	5,434	—	5,434
Balance at March 31, 2023	243.2	$1	34.5	$(2,821)	$4,328	$394	$3,538	$5,440

Three Months Ended March 31, 2022
	Total Stockholders’ Deficit
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total Deficit
	Shares	Par Value Amount	Shares	Amount
Balance at December 31, 2021	253.6	$1	21.6	$(928)	$4,377	$(6,021)	$2,538	$(33)
Vesting of share-based compensation awards	1.3	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	38	—	—	38
Issued shares withheld from employees related to share-based compensation, at cost	(0.3)	—	0.3	(35)	(18)	—	—	(53)
Shares repurchased, at cost	(0.2)	—	0.2	(25)	—	—	—	(25)
Adoption of ASU 2020-06, net of tax	—	—	—	—	(153)	4	—	(149)
Net income attributable to non-controlling interest	—	—	—	—	—	—	84	84
Distributions to non-controlling interest	—	—	—	—	—	—	(171)	(171)
Dividends declared ($0.33 per common share)	—	—	—	—	—	(85)	—	(85)
Net loss attributable to common stockholders	—	—	—	—	—	(865)	—	(865)
Balance at March 31, 2022	254.4	$1	22.1	$(988)	$4,244	$(6,967)	$2,451	$(1,259)
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income (loss)	$6,435	$(781)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized foreign currency exchange gain, net	(2)	—
Depreciation and amortization expense	297	271
Share-based compensation expense	49	43
Non-cash interest expense	2	2
Amortization of debt issuance costs, premium and discount	12	15
Reduction of right-of-use assets	161	134
Loss (gain) on modification or extinguishment of debt	(20)	18
Total losses (gains) on derivative instruments, net	(4,641)	3,592
Net cash used for settlement of derivative instruments	(31)	(314)
Loss on equity method investments	(1)	(5)
Deferred taxes	1,232	(206)
Repayment of paid-in-kind interest related to repurchase of convertible notes	—	(13)
Changes in operating assets and liabilities:
Trade and other receivables, net of current expected credit losses	1,016	(16)
Inventory	361	133
Margin deposits	71	309
Other current assets	31	99
Accounts payable and accrued liabilities	(1,277)	(386)
Total deferred revenue	(126)	(24)
Total operating lease liabilities	(154)	(134)
Other, net	6	(82)
Net cash provided by operating activities	3,421	2,655

Cash flows from investing activities
Property, plant and equipment	(712)	(178)
Investment in equity method investment	(10)	—
Other	(5)	—
Net cash used in investing activities	(727)	(178)

Cash flows from financing activities
Proceeds from issuances of debt	—	575
Redemptions, repayments and repurchases of debt	(896)	(1,615)
Debt modification or extinguishment gains (costs)	26	(13)
Distributions to non-controlling interest	(261)	(171)
Payments related to tax withholdings for share-based compensation	(55)	(53)
Repurchase of common stock	(450)	(25)
Dividends to stockholders	(99)	(86)
Payments of finance lease liabilities	(5)	—
Net cash used in financing activities	(1,740)	(1,388)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	2	—

Net increase in cash, cash equivalents and restricted cash and cash equivalents	956	1,089
Cash, cash equivalents and restricted cash and cash equivalents—beginning of period	2,487	1,817
Cash, cash equivalents and restricted cash and cash equivalents—end of period	$3,443	$2,906

Balances per Consolidated Balance Sheet:

March 31, 2023
Cash and cash equivalents	$2,948
Restricted cash and cash equivalents	495
Total cash, cash equivalents and restricted cash and cash equivalents	$3,443
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

CQP owns the Sabine Pass LNG Terminal, which has natural gas liquefaction facilities consisting of six operational Trains, for a total production capacity of approximately 30 mtpa of LNG (the “SPL Project”). The Sabine Pass LNG Terminal also has operational regasification facilities that include five LNG storage tanks, vaporizers and three marine berths. The Sabine Pass LNG Terminal also includes a 94-mile pipeline owned by CTPL, a subsidiary of CQP, that interconnects our facilities with a number of large interstate and intrastate pipelines. As of March 31, 2023, we owned 100% of the general partner interest and a 48.6% limited partner interest in CQP.

The Corpus Christi LNG Terminal currently has three operational Trains for a total production capacity of approximately 15 mtpa of LNG, three LNG storage tanks and two marine berths. Additionally, we are constructing an expansion of the Corpus Christi LNG Terminal (the “Corpus Christi Stage 3 Project”) for up to seven midscale Trains with an expected total production capacity of over 10 mtpa of LNG. Through our subsidiary CCP, we also own a 21.5-mile natural gas supply pipeline that interconnects the Corpus Christi LNG Terminal with several interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline” and together with the Corpus Christi LNG Terminal and the Corpus Christi Stage 3 Project, the “CCL Project”).

We have increased available liquefaction capacity at the SPL Project and the CCL Project (collectively, the “Liquefaction Projects”) as a result of debottlenecking and other optimization projects. We hold significant land positions at both the Sabine Pass LNG Terminal and the Corpus Christi LNG Terminal which provide opportunity for further liquefaction capacity expansion. In March 2023, certain of our subsidiaries submitted an application with the FERC under the Natural Gas Act for an expansion adjacent to the CCL Project consisting of two midscale Trains with an expected total production capacity of approximately 3 mtpa of LNG. In February 2023, certain subsidiaries of CQP initiated the pre-filing review process with the FERC under the National Environmental Policy Act for an expansion adjacent to the SPL Project consisting of up to three Trains with an expected total production capacity of approximately 20 mtpa of LNG. The development of these sites or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before we make a positive FID.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Cheniere have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2022.

Results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2023.

Recent Accounting Standards

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

NOTE 2—RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents consisted of the following (in millions):

	March 31,	December 31,
	2023	2022
Restricted cash and cash equivalents
SPL Project	$160	$92
CCL Project	93	738
Cash held by our subsidiaries that is restricted to Cheniere	242	304
Total restricted cash and cash equivalents	$495	$1,134

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
NOTE 3—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses consisted of the following (in millions):

	March 31,	December 31,
	2023	2022
Trade receivables
SPL and CCL	$391	$922
Cheniere Marketing	468	917
Other receivables	70	105
Total trade and other receivables, net of current expected credit losses	$929	$1,944

NOTE 4—INVENTORY

Inventory consisted of the following (in millions):

	March 31,	December 31,
	2023	2022
LNG in-transit	$102	$356
LNG	120	212
Materials	198	194
Natural gas	41	60
Other	4	4
Total inventory	$465	$826

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 5—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	March 31,	December 31,
	2023	2022
LNG terminal
Terminal and interconnecting pipeline facilities	$33,867	$33,815
Site and related costs	451	451
Construction-in-process	2,143	1,685
Accumulated depreciation	(5,263)	(4,985)
Total LNG terminal, net of accumulated depreciation	31,198	30,966
Fixed assets and other
Computer and office equipment	34	33
Furniture and fixtures	20	20
Computer software	122	121
Leasehold improvements	51	48
Land	1	1
Other	19	19
Accumulated depreciation	(196)	(191)
Total fixed assets and other, net of accumulated depreciation	51	51
Assets under finance leases
Marine assets	526	533
Accumulated depreciation	(28)	(22)
Total assets under finance lease, net of accumulated depreciation	498	511
Property, plant and equipment, net of accumulated depreciation	$31,747	$31,528
The following table shows depreciation expense and offsets to LNG terminal costs (in millions):

	Three Months Ended March 31,
	2023	2022
Depreciation expense	$296	$270
Offsets to LNG terminal costs (1)	—	204

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis (in millions):

	Fair Value Measurements as of
	March 31, 2023				December 31, 2022
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$34	$42	$(5,426)	$(5,350)	$(66)	$(29)	$(9,924)	$(10,019)
LNG Trading Derivatives asset (liability)	(16)	(49)	—	(65)	1	(47)	—	(46)
FX Derivatives liability	—	(6)	—	(6)	—	(28)	—	(28)

We value our Liquefaction Supply Derivatives and LNG Trading Derivatives using a market or option-based approach incorporating present value techniques, as needed, using observable commodity price curves, when available, and other relevant data. We value our FX Derivatives with a market approach using observable FX rates and other relevant data.

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

The Level 3 fair value measurements of our natural gas positions within our Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for our Level 3 Liquefaction Supply Derivatives as of March 31, 2023:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Liquefaction Supply Derivatives	$(5,426)	Market approach incorporating present value techniques	Henry Hub basis spread	$(1.173) - $0.370 / $(0.085)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	86% - 574% / 178%

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Spread contemplates U.S. dollar-denominated pricing.

Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of our Liquefaction Supply Derivatives.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the changes in the fair value of our Level 3 Liquefaction Supply Derivatives and LNG Trading Derivatives (in millions):

	Three Months Ended March 31,
	2023	2022
Balance, beginning of period	$(9,924)	$(4,036)
Realized and change in fair value gains (losses) included in net income (1):
Included in cost of sales, existing deals (2)	4,097	(3,540)
Included in cost of sales, new deals (3)	3	—
Purchases and settlements:
Purchases (4)	—	(3)
Settlements (5)	398	156
Balance, end of period	$(5,426)	$(7,423)
Favorable (unfavorable) changes in fair value relating to instruments still held at the end of the period	$4,100	$(3,540)

(1)Does not include the realized value associated with derivative instruments that settle through physical delivery, as settlement is equal to contractually fixed price from trade date multiplied by contractual volume.  See settlements line item in this table.
(2)Impact to earnings on deals that existed at the beginning of the period and continue to exist at the end of the period.
(3)Impact to earnings on deals that were entered into during the reporting period and continue to exist at the end of the period.
(4)Includes any day one gain (loss) recognized during the reporting period on deals that were entered into during the reporting period which continue to exist at the end of the period, in addition to any derivative contracts acquired from entities at a value other than zero on acquisition date, such as derivatives assigned or novated during the reporting period and continuing to exist at the end of the period.
(5)Roll-off in the current period of amounts recognized in our Consolidated Balance Sheets at the end of the previous period due to settlement of the underlying instruments in the current period.

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

Cheniere Marketing has historically entered into, and may from time to time enter into, LNG transactions that provide for contractual net settlement. Such transactions are accounted for as LNG Trading Derivatives along with financial commodity contracts in the form of swaps or futures. The terms of LNG Trading Derivatives range up to approximately one year.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the notional amounts of our Liquefaction Supply Derivatives and LNG Trading Derivatives (collectively, “Commodity Derivatives”):

	March 31, 2023		December 31, 2022
	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives	Liquefaction Supply Derivatives	LNG Trading Derivatives
Notional amount, net (in TBtu)	14,359	59	14,504	50

(1)Excludes notional amounts associated with extension options that were uncertain to be taken as of March 31, 2023.

The following table shows the effect and location of our Commodity Derivatives recorded on our Consolidated Statements of Operations (in millions):

		Gain (Loss) Recognized in Consolidated Statements of Operations
	Consolidated Statements of Operations Location (1)	Three Months Ended March 31,
		2023	2022
LNG Trading Derivatives	LNG revenues	$61	$(247)
LNG Trading Derivatives	Recovery (cost) of sales	(84)	90
Liquefaction Supply Derivatives (2)	LNG revenues	(5)	(5)
Liquefaction Supply Derivatives (2)	Recovery (cost) of sales	4,671	(3,461)

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

The total notional amount of our FX Derivatives was $484 million and $619 million as of March 31, 2023 and December 31, 2022, respectively.

The following table shows the effect and location of our FX Derivatives recorded on our Consolidated Statements of Operations (in millions):

		Gain (Loss) Recognized in Consolidated Statements of Operations
	Consolidated Statements of Operations Location	Three Months Ended March 31,
		2023	2022
FX Derivatives	LNG revenues	$(2)	$28

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Fair Value and Location of Derivative Assets and Liabilities on the Consolidated Balance Sheets

The following table shows the fair value and location of our derivative instruments on our Consolidated Balance Sheets (in millions):

	March 31, 2023
	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives (2)	FX Derivatives	Total
Consolidated Balance Sheets Location
Current derivative assets	$75	$3	$—	$78
Derivative assets	200	—	—	200
Total derivative assets	275	3	—	278

Current derivative liabilities	(1,218)	(68)	(6)	(1,292)
Derivative liabilities	(4,407)	—	—	(4,407)
Total derivative liabilities	(5,625)	(68)	(6)	(5,699)

Derivative liability, net	$(5,350)	$(65)	$(6)	$(5,421)

	December 31, 2022
	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives (2)	FX Derivatives	Total
Consolidated Balance Sheets Location
Current derivative assets	$36	$84	$—	$120
Derivative assets	35	—	—	35
Total derivative assets	71	84	—	155

Current derivative liabilities	(2,143)	(130)	(28)	(2,301)
Derivative liabilities	(7,947)	—	—	(7,947)
Total derivative liabilities	(10,090)	(130)	(28)	(10,248)

Derivative liability, net	$(10,019)	$(46)	$(28)	$(10,093)

(1)Does not include collateral posted with counterparties by us of $14 million and $111 million as of March 31, 2023 and December 31, 2022, respectively, which are included in margin deposits in our Consolidated Balance Sheets and collateral posted by counterparties to us of $8 million and zero as of March 31, 2023 and December 31, 2022, respectively, which are included in other current liabilities on our Consolidated Balance Sheets.
(2)Does not include collateral posted with counterparties by us of $49 million and $23 million, as of March 31, 2023 and December 31, 2022, respectively, which are included in margin deposits in our Consolidated Balance Sheets.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Consolidated Balance Sheets Presentation

The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions) for our derivative instruments that are presented on a net basis on our Consolidated Balance Sheets:

	Liquefaction Supply Derivatives	LNG Trading Derivatives	FX Derivatives

As of March 31, 2023
Gross assets	$370	$3	$—
Offsetting amounts	(95)	—	—
Net assets	$275	$3	$—

Gross liabilities	$(5,845)	$(73)	$(6)
Offsetting amounts	220	5	—
Net liabilities	$(5,625)	$(68)	$(6)

As of December 31, 2022
Gross assets	$76	$87	$—
Offsetting amounts	(5)	(3)	—
Net assets	$71	$84	$—

Gross liabilities	$(10,436)	$(132)	$(29)
Offsetting amounts	346	2	1
Net liabilities	$(10,090)	$(130)	$(28)

NOTE 7—NON-CONTROLLING INTEREST AND VARIABLE INTEREST ENTITY

CQP is accounted for as a consolidated VIE. We own a 48.6% limited partner interest in CQP in the form of 239.9 million common units, with the remaining non-controlling limited partner interest held by Blackstone Inc., Brookfield Asset Management Inc. and the public. We also own 100% of the general partner interest and the incentive distribution rights in CQP.

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

	March 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$834	$904
Restricted cash and cash equivalents	160	92
Trade and other receivables, net of current expected credit losses	269	627
Other current assets	249	269
Total current assets	1,512	1,892

Property, plant and equipment, net of accumulated depreciation	16,587	16,725
Other non-current assets, net	297	288
Total assets	$18,396	$18,905

LIABILITIES
Current liabilities
Accrued liabilities	$679	$1,384
Current debt, net of discount and debt issuance costs	60	—
Current derivative liabilities	400	769
Other current liabilities	177	191
Total current liabilities	1,316	2,344

Long-term debt, net of premium, discount and debt issuance costs	16,145	16,198
Derivative liabilities	2,157	3,024
Other non-current liabilities	95	98
Total liabilities	$19,713	$21,664

NOTE 8—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	March 31,	December 31,
	2023	2022
Natural gas purchases	$673	$1,621
Derivative settlements	—	7
Interest costs and related debt fees	273	383
LNG terminals and related pipeline costs	133	240
Compensation and benefits	57	245
LNG inventory	55	88
Other accrued liabilities	137	95
Total accrued liabilities	$1,328	$2,679

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 9—DEBT
Debt consisted of the following (in millions):

	March 31,	December 31,
	2023	2022
SPL:
Senior Secured Notes:
5.75% due 2024	$2,000	$2,000
5.625% due 2025	2,000	2,000
5.875% due 2026	1,500	1,500
5.00% due 2027	1,500	1,500
4.200% due 2028	1,350	1,350
4.500% due 2030	2,000	2,000
4.746% weighted average rate due 2037	1,782	1,782
Total SPL Senior Secured Notes	12,132	12,132
Working capital revolving credit and letter of credit reimbursement agreement (the “SPL Working Capital Facility”)	—	—
Total debt - SPL	12,132	12,132

CQP:
Senior Notes:
4.500% due 2029	1,500	1,500
4.000% due 2031	1,500	1,500
3.25% due 2032	1,200	1,200
Total CQP Senior Notes	4,200	4,200
Credit facilities (the “CQP Credit Facilities”)	—	—
Total debt - CQP	4,200	4,200

CCH:
Senior Secured Notes:
7.000% due 2024 (the “2024 CCH Senior Notes”)	—	498
5.875% due 2025	1,491	1,491
5.125% due 2027	1,201	1,271
3.700% due 2029	1,125	1,361
3.788% weighted average rate due 2039	2,541	2,633
Total CCH Senior Secured Notes	6,358	7,254
CCH Credit Facility	—	—
Working capital facility (the “CCH Working Capital Facility”) (1)	—	—
Total debt - CCH	6,358	7,254

Cheniere:
4.625% Senior Secured Notes due 2028	1,500	1,500
Revolving credit facility (the “Cheniere Revolving Credit Facility”)	—	—
Total debt - Cheniere	1,500	1,500

Cheniere Marketing: trade finance facilities (1)	—	—
Total debt	24,190	25,086

Current portion of long-term debt (2)	(61)	(813)
Long-term portion of unamortized premium, discount and debt issuance costs, net	(201)	(218)
Total long-term debt, net of premium, discount and debt issuance costs	$23,928	$24,055

(1)These debt instruments are classified as short-term debt as we are required to reduce the aggregate outstanding principal amount of the CCH Working Capital Facility to zero for a period of five consecutive business days at least once each year, and the borrowings under the Cheniere Marketing trade finance facilities are required to be repaid within 90 days.
(2)As of March 31, 2023, $61 million of debt with contractual maturities of greater than one year was classified as current portion of long-term debt based on our intent and ability to repay the debt with cash that was on hand at March 31, 2023, including repurchases of debt subsequent to the balance sheet date and through April 26, 2023.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Credit Facilities

Below is a summary of our committed credit facilities outstanding as of March 31, 2023 (in millions):

	SPL Working Capital Facility	CQP Credit Facilities	CCH Credit Facility	CCH Working Capital Facility	Cheniere Revolving Credit Facility
Total facility size	$1,200	$750	$3,260	$1,500	$1,250
Less:
Outstanding balance	—	—	—	—	—
Letters of credit issued	329	—	—	162	—
Available commitment	$871	$750	$3,260	$1,338	$1,250

Priority ranking	Senior secured	Unsecured	Senior secured	Senior secured	Unsecured
Interest rate on available balance (1)	LIBOR plus 1.125% - 1.750% or base rate plus 0.125% - 0.750%	LIBOR plus 1.25% - 2.125% or base rate plus 0.25% - 1.125%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.5% or base rate plus 0.5%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.0% - 1.5% or base rate plus 0.0% - 0.5%	LIBOR plus 1.125% - 2.250% or base rate plus 0.125% - 1.250%
Commitment fees on undrawn balance (1)	0.10% - 0.30%	0.375% - 0.638%	0.525%	0.10% - 0.20%	0.125% - 0.375%
Maturity date	March 19, 2025	May 29, 2024	(2)	June 15, 2027	October 28, 2026

(1)The margin on the interest rate and the commitment fees is subject to change based on the applicable entity’s credit rating.
(2)The CCH Credit Facility matures the earlier of June 15, 2029 or two years after the substantial completion of the last Train of the Corpus Christi Stage 3 Project.

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

As of March 31, 2023, each of our issuers was in compliance with all covenants related to their respective debt agreements.

Interest Expense

Total interest expense, net of capitalized interest, consisted of the following (in millions):

	Three Months Ended March 31,
	2023	2022
Total interest cost	$321	$372
Capitalized interest	(24)	(23)
Total interest expense, net of capitalized interest	$297	$349

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our debt (in millions):

	March 31, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes — Level 2 (1)	$20,867	$20,082	$21,763	$20,539
Senior notes — Level 3 (2)	3,323	3,094	3,323	2,961

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

NOTE 10—LEASES

Our leased assets consist primarily of LNG vessels leased under time charters (“vessel charters”) and additionally include tug vessels, office space and facilities and land sites. All of our leases are classified as operating leases except for certain of our vessel charters and tug vessels, which are classified as finance leases.

The following table shows the classification and location of our right-of-use assets and lease liabilities on our Consolidated Balance Sheets (in millions):

		March 31,	December 31,
	Consolidated Balance Sheets Location	2023	2022
Right-of-use assets—Operating	Operating lease assets	$2,553	$2,625
Right-of-use assets—Financing	Property, plant and equipment, net of accumulated depreciation	498	511
Total right-of-use assets		$3,051	$3,136

Current operating lease liabilities	Current operating lease liabilities	$604	$616
Current finance lease liabilities	Other current liabilities	31	28
Non-current operating lease liabilities	Operating lease liabilities	1,919	1,971
Non-current finance lease liabilities	Finance lease liabilities	487	494
Total lease liabilities		$3,041	$3,109

The following table shows the classification and location of our lease costs on our Consolidated Statements of Operations (in millions):

	Consolidated Statements of Operations Location	Three Months Ended March 31,
		2023	2022
Operating lease cost (a)	Operating costs and expenses (1)	$213	$202
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	13	1
Interest on lease liabilities	Interest expense, net of capitalized interest	9	2
Total lease cost		$235	$205

(a) Included in operating lease cost:
Short-term lease costs		$23	$41
Variable lease costs		12	9

(1)Presented in cost of sales, operating and maintenance expense or selling, general and administrative expense consistent with the use of the asset under lease.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Future annual minimum lease payments for operating and finance leases as of March 31, 2023 are as follows (in millions):

Years Ending December 31,	Operating Leases	Finance Leases
2023	$516	$49
2024	670	66
2025	529	71
2026	396	75
2027	300	77
Thereafter	497	427
Total lease payments (1)	2,908	765
Less: Interest	(385)	(247)
Present value of lease liabilities	$2,523	$518

(1)Does not include approximately $3.3 billion of legally binding minimum payments primarily for vessel charters executed as of March 31, 2023, but will commence in future periods with fixed minimum lease terms of up to 15 years.

The following table shows the weighted-average remaining lease term and the weighted-average discount rate for our operating leases and finance leases:

	March 31, 2023		December 31, 2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	5.8	10.4	5.9	10.6
Weighted-average discount rate (1)	4.3%	7.8%	4.2%	7.8%

(1)The weighted average discount rate is impacted by certain finance leases that commenced prior to the adoption of the current leasing standard under GAAP. In accordance with previous accounting guidance, the implied rate is based on the fair value of the underlying assets.

The following table includes other quantitative information for our operating and finance leases (in millions):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$181	$151
Operating cash flows from finance leases	8	2
Right-of-use assets obtained in exchange for operating lease liabilities	90	7

LNG Vessel Subcharters

We sublease certain LNG vessels under charter to third parties while retaining our existing obligation to the original lessor. All of our sublease arrangements have been assessed as operating leases. The following table shows the sublease income recognized in other revenues on our Consolidated Statements of Operations (in millions):

	Three Months Ended March 31,
	2023	2022
Fixed income	$134	$32
Variable income	23	19
Total sublease income	$157	$51

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Future annual minimum sublease payments to be received from LNG vessel subcharters as of March 31, 2023 are as follows (in millions):

Years Ending December 31,	Sublease Payments
2023	$145
2024	40
2025	—
2026	—
2027	—
Thereafter	—
Total sublease payments	185

NOTE 11—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Three Months Ended March 31,
	2023	2022
Revenues from contracts with customers
LNG revenues	$7,037	$7,564
Regasification revenues	34	68
Other revenues	28	25
Total revenues from contracts with customers	7,099	7,657
Net derivative gain (loss) (1)	54	(224)
Other (2)	157	51
Total revenues	$7,310	$7,484

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

Contract Assets and Liabilities

The following table shows our contract assets, net of current expected credit losses, which are classified as other current assets and other non-current assets, net on our Consolidated Balance Sheets (in millions):

	March 31,	December 31,
	2023	2022
Contract assets, net of current expected credit losses	$185	$186

The following table reflects the changes in our contract liabilities, which we classify as deferred revenue and other non-current liabilities on our Consolidated Balance Sheets (in millions):

Three Months Ended March 31, 2023
Deferred revenue, beginning of period	$320
Cash received but not yet recognized in revenue	191
Revenue recognized from prior period deferral	(320)
Deferred revenue, end of period	$191

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	March 31, 2023		December 31, 2022
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$110.4	9	$112.0	9
Regasification revenues	0.8	4	0.8	4
Total revenues	$111.2		$112.8

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
(2)The table above excludes substantially all variable consideration under our SPAs and TUAs. We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Additionally, we have excluded variable consideration related to contracts where there is uncertainty that one or both of the parties will achieve certain milestones. Approximately 59% and 66% of our LNG revenues from contracts included in the table above during the three months ended March 31, 2023 and 2022, respectively, were related to variable consideration received from customers. During the three months ended March 31, 2023 and 2022, approximately 7% and 6%, respectively, of our regasification revenues were related to variable consideration received from customers.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 12—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Consolidated Statements of Operations (in millions):

	Three Months Ended March 31,
	2023	2022
Other revenues
Operation and Maintenance Services Agreements (1)	$3	$2

Operating and maintenance expense
Natural Gas Transportation and Storage Agreements (1) (2)	18	14

(1)Cheniere LNG O&M Services, LLC (“O&M Services”), our wholly owned subsidiary, provides the development, construction, operation and maintenance services to Midship Pipeline Company, LLC (“Midship Pipeline”), a subsidiary of Midship Holdings, LLC whom we own an equity method investment in, pursuant to agreements in which O&M Services receives an agreed upon fee and reimbursement of costs incurred. O&M Services recorded $1 million of other receivables as of both March 31, 2023 and December 31, 2022 for services provided to Midship Pipeline under these agreements.
(2)CCL is party to natural gas transportation agreements with Midship Pipeline for the operation of the CCL Project. We recorded accrued liabilities of $1 million as of both March 31, 2023 and December 31, 2022 with this related party.

Other Agreements

Interest in ADCC Pipeline, LLC and its wholly owned subsidiary (collectively, “ADCC Pipeline”)

In June 2022, we acquired a 30% equity interest in ADCC Pipeline through our wholly owned subsidiary Cheniere ADCC Investments, LLC. ADCC Pipeline will develop, construct and operate an approximately 42-mile natural gas pipeline project (the “ADCC Pipeline Project”) connecting the Agua Dulce natural gas hub to the CCL Project. We currently have a future commitment of up to approximately $93 million to fund our equity interest, which commitment is subject to a condition precedent that has not yet been satisfied. Upon funding of such commitment, the investment will be recognized in our Consolidated Balance Sheets as an equity method investment.

Natural Gas Transportation Agreement with ADCC Pipeline

CCL is party to a natural gas transportation agreement with ADCC Pipeline for the operation of the CCL Project, with an initial term of 20 years with extension rights, which will commence upon the completion of the ADCC Pipeline Project.
NOTE 13—INCOME TAXES

We recorded an income tax provision of $1.3 billion and an income tax benefit of $191 million during the three months ended March 31, 2023 and 2022, respectively, which was calculated using the annual effective tax rate method.

The effective tax rate was 17.0% and 19.7% for the three months ended March 31, 2023 and 2022, respectively, and was less than the statutory tax rate primarily due to income allocated to non-controlling interest not taxable to Cheniere. The change in our effective tax rate between comparable periods was driven by discrete tax items, primarily related to stock-based compensation award vestings, which had a larger impact on our effective tax rate in 2022 due to lower pre-tax income.

We are not subject to the 15% corporate alternative minimum tax ("CAMT") in 2023 based on enacted law and regulatory guidance; however, our CAMT status for 2023 could change in the future, depending on new regulations or regulatory guidance issued by the U.S. Department of the Treasury.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 14—NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table reconciles basic and diluted weighted average common shares outstanding and common stock dividends declared (in millions, except per share data):

	Three Months Ended March 31,
	2023	2022
Net income (loss) attributable to common stockholders	$5,434	$(865)

Weighted average common shares outstanding:
Basic	243.9	254.0
Dilutive unvested stock	1.9	—
Diluted	245.8	254.0

Net income (loss) per share attributable to common stockholders—basic	$22.28	$(3.41)
Net income (loss) per share attributable to common stockholders—diluted (1)	$22.10	$(3.41)

Dividends paid per common share	$0.395	$0.33

(1)Earnings per share in the table may not recalculate exactly due to rounding because it is calculated based on whole numbers, not the rounded numbers presented.

On April 28, 2023, we declared a quarterly dividend of $0.395 per share of common stock that is payable on May 17, 2023 to stockholders of record as of the close of business on May 10, 2023.

Potentially dilutive securities that were not included in the diluted net income (loss) per share computations because their effects would have been anti-dilutive were as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Unvested stock (1)	—	2.0
2045 Cheniere Convertible Senior Notes (2)	—	0.3
Total potentially dilutive common shares	—	2.3

(1)Includes the impact of unvested shares containing performance conditions to the extent that the underlying performance conditions are satisfied based on actual results as of the respective dates.
(2)The 2045 Cheniere Convertible Senior Notes were redeemed or converted in cash on January 5, 2022. However, the adoption of ASU 2020-06 on January 1, 2022 required a presumption of share settlement for the purpose of calculating the impact to diluted earnings per share during the period the notes were outstanding in 2022. Such impact was anti-dilutive as a result of the reported net loss attributable to common stockholders during the 2022 period.

NOTE 15—SHARE REPURCHASE PROGRAMS

On September 7, 2021, our board of directors (our “Board”) authorized a reset in the previously existing share repurchase program to $1.0 billion, inclusive of any amounts remaining under the previous authorization as of September 30, 2021, for an additional three years beginning on October 1, 2021. On September 12, 2022, our Board authorized an increase in the existing share repurchase program by $4.0 billion for an additional three years, beginning on October 1, 2022. The following table presents information with respect to common stock repurchased under our share repurchase program (in millions, except per share data):

	Three Months Ended March 31,
	2023	2022
Total shares repurchased	3.06	0.24
Weighted average price paid per share	$147.16	$104.21
Total cost of repurchases (1)	$450	$25

(1)Amount excludes associated commission fees and excise taxes incurred, which are excluded costs under the repurchase program.

As of March 31, 2023, we had approximately $3.2 billion remaining under our share repurchase program.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 16—CUSTOMER CONCENTRATION

The concentration of our customer credit risk in excess of 10% or greater of total revenues and/or trade and other receivables was as follows:

	Percentage of Total Revenues from External Customers		Percentage of Trade and Other Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended March 31,		March 31,	December 31,
	2023	2022	2023	2022
Customer A	11%	*	*	*
Customer B	*	*	13%	*
Customer C	*	*	15%	*
Customer D	*	*	11%	*

* Less than 10%

NOTE 17—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Three Months Ended March 31,
	2023	2022
Cash paid during the period for interest on debt, net of amounts capitalized	$367	$195
Cash paid (refunded) for income taxes, net	(2)	4
Non-cash investing activity:
Unpaid purchases of property, plant and equipment	87	239
Share-based compensation capitalized to property, plant and equipment	2	1
Non-cash financing activity:
Unpaid dividends declared on unvested common stock	1	1
Unpaid repurchases of treasury stock	3	—

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
All of these types of statements, other than statements of historical or present facts or conditions, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “achieve,” “anticipate,” “believe,” “contemplate,” “continue,” “estimate,” “expect,” “intend,” “plan,” “potential,” “predict,” “project,” “pursue,” “target,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this quarterly report and in the other reports and other information that we file with the SEC, including those discussed under “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2022. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to update or revise any forward-looking statement or provide reasons why actual results may differ, whether as a result of new information, future events or otherwise.

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

We are the largest producer of LNG in the United States and the second largest LNG operator globally, based on the total production capacity of our liquefaction facilities, which totals approximately 45 mtpa as of March 31, 2023.

We own and operate a natural gas liquefaction and export facility located in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”), one of the largest LNG production facilities in the world, through our ownership interest in and management agreements with CQP, which is a publicly traded limited partnership that we formed in 2007. As of March 31, 2023, we owned 100% of the general partner interest and a 48.6% limited partner interest in CQP. The Sabine Pass LNG Terminal has six operational Trains, for a total production capacity of approximately 30 mtpa of LNG (the “SPL Project”). The Sabine Pass LNG Terminal also has three marine berths, two of which can accommodate vessels with nominal capacity of up to 266,000 cubic meters and the third berth which can accommodate vessels with nominal capacity of up to 200,000 cubic meters, operational regasification facilities that include five LNG storage tanks with aggregate capacity of approximately 17 Bcfe and vaporizers with regasification capacity of approximately 4 Bcf/d. The Sabine Pass LNG Terminal also includes a 94-mile pipeline owned by CTPL, a subsidiary of CQP, that interconnects our facilities to several interstate and intrastate pipelines (the “Creole Trail Pipeline”).

We also own and operate a natural gas liquefaction and export facility located near Corpus Christi, Texas (the “Corpus Christi LNG Terminal”) through CCL, which has natural gas liquefaction facilities consisting of three operational Trains for a total production capacity of approximately 15 mtpa of LNG, three LNG storage tanks with aggregate capacity of approximately 10 Bcfe and two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters. Additionally, we are constructing an expansion of the Corpus Christi LNG Terminal (the “Corpus Christi Stage 3 Project”) for up to seven midscale Trains with an expected total production capacity of over 10 mtpa of LNG. In June 2022, our board of directors (our “Board”) made a positive FID with respect to the Corpus Christi Stage 3 Project and issued a full notice to proceed with construction to Bechtel Energy Inc. (“Bechtel”) effective June 16, 2022. We also own and operate through CCP a 21.5-mile natural gas supply pipeline that interconnects the Corpus Christi LNG Terminal with several interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline” and together with the Corpus Christi LNG Terminal and the Corpus Christi Stage 3 Project, the “CCL Project”).

Our long-term customer arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows. We have contracted substantially all of our anticipated production capacity under SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and under IPM agreements, in which the gas producer sells natural gas to us on a global LNG index price, less a fixed liquefaction fee, shipping and other costs. Through our SPAs and IPM agreements, we have contracted approximately 95% of the total anticipated production from the SPL Project and the CCL Project (collectively, the “Liquefaction Projects”) through the mid-2030s, inclusive of contracts executed to support additional liquefaction capacity at the Corpus Christi LNG Terminal beyond the Corpus Christi Stage 3 Project. Excluding contracts with terms less than 10 years and contracts executed to support additional liquefaction capacity at the Corpus Christi LNG Terminal beyond the Corpus Christi Stage 3 Project, our SPAs and IPM agreements had approximately 16 years of weighted average remaining life as of March 31, 2023. We also market and sell LNG produced by the Liquefaction Projects that is not contracted by CCL or SPL through our integrated marketing function. The majority of our contracts are fixed-priced, long-term SPAs consisting of a fixed fee per MMBtu of LNG plus a variable fee per MMBtu of LNG, with the variable fees generally structured to cover the cost of natural gas purchases and transportation and liquefaction fuel to produce LNG, thus limiting our exposure to fluctuations in U.S. natural gas prices. We continue to grow our portfolio of SPA and IPM agreements, and we believe that continued global demand for natural gas and LNG will provide a foundation for additional growth in our portfolio of customer contracts in the future.

We remain focused on safety, operational excellence and customer satisfaction. Increasing demand for LNG has allowed us to expand our liquefaction infrastructure in a financially disciplined manner. We have increased available liquefaction capacity at our Liquefaction Projects as a result of debottlenecking and other optimization projects. We hold significant land positions at both the Sabine Pass LNG Terminal and the Corpus Christi LNG Terminal, which provide opportunity for further liquefaction capacity expansion. In March 2023, certain of our subsidiaries submitted an application with the FERC under the Natural Gas Act (“NGA”) for an expansion adjacent to the CCL Project consisting of two midscale Trains with an expected total production capacity of approximately 3 mtpa of LNG (the “CCL Midscale Trains 8 & 9 Project”). Additionally, in February 2023, certain subsidiaries of CQP initiated the pre-filing review process with the FERC under the National Environmental Policy Act (“NEPA”) for an expansion adjacent to the SPL Project consisting of up to three Trains with an expected total production capacity of approximately 20 mtpa of LNG (the “SPL Expansion Project”). The development of the CCL Midscale Trains 8 & 9 Project, the SPL Expansion Project or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before we make a positive FID.

Additionally, we are committed to the responsible and proactive management of our most important environmental, social and governance (“ESG”) impacts, risks and opportunities. In 2022, we published Acting Today, Securing Tomorrow, our third Corporate Responsibility (“CR”) report, which details our approach and progress on ESG issues, including our collaboration with natural gas midstream companies, technology providers and leading academic institutions on life-cycle assessment (“LCA”) models, quantification, monitoring, reporting and verification (“QMRV”) of greenhouse gas emissions and other research and development projects. We also co-founded and sponsored the Energy Emissions Modeling and Data Lab (“EEMDL”), a multidisciplinary research and education initiative led by the University of Texas at Austin in collaboration with Colorado State University and the Colorado School of Mines. In addition, we commenced providing Cargo Emissions Tags (“CE Tags”) to our long-term customers in June 2022 and joined the Oil and Gas Methane Partnership (“OGMP”) 2.0, the

United Nations Environment Programme’s (“UNEP”) flagship oil and gas methane emissions reporting and mitigation initiative, in October 2022. Our CR report is available at cheniere.com/our-responsibility/reporting-center. Information on our website, including the CR report, is not incorporated by reference into this Quarterly Report on Form 10-Q.
Overview of Significant Events

Our significant events since January 1, 2023 and through the filing date of this Form 10-Q include the following:

Strategic

•In March 2023, certain of our subsidiaries submitted an application with the FERC under the NGA for the CCL Midscale Trains 8 & 9 Project.
•In February 2023, certain subsidiaries of CQP initiated the pre-filing review process with the FERC under the NEPA for the SPL Expansion Project, and in April 2023, one of our subsidiaries executed a contract with Bechtel to provide the Front End Engineering and Design (“FEED”) work on the project.
•On January 2, 2023, Corey Grindal, formerly Executive Vice President, Worldwide Trading, was promoted to Executive Vice President and Chief Operating Officer of the Company.

Operational

•As of April 26, 2023, over 2,770 cumulative LNG cargoes totaling approximately 190 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Projects.

Financial

•In January 2023, we achieved our second issuer investment grade credit rating from Fitch Ratings of BBB- with a stable outlook. In February 2023, S&P Global Ratings upgraded its issuer credit rating of SPL from BBB to BBB+ with stable outlook.
•During the three months ended March 31, 2023, we accomplished the following pursuant to our capital allocation priorities:
◦We prepaid $896 million of consolidated long-term indebtedness pursuant to our capital allocation plan, inclusive of $398 million of debt repurchases in the open market.
◦We repurchased approximately 3.1 million shares of our common stock as part of our share repurchase program for $450 million.
◦We paid a dividend of $0.395 per share of common stock.
◦We continued to invest in accretive organic growth, including the Corpus Christi Stage 3 Project, as further described under Investing Cash Flows in Sources and Uses of Cash within Liquidity and Capital Resources.

Results of Operations

Consolidated results of operations

	Three Months Ended March 31,
(in millions, except per share data)	2023	2022	Variance
Revenues
LNG revenues	$7,091	$7,340	$(249)
Regasification revenues	34	68	(34)
Other revenues	185	76	109
Total revenues	7,310	7,484	(174)

Operating costs and expenses (recovery)
Cost (recovery) of sales (excluding items shown separately below)	(1,539)	7,336	(8,875)
Operating and maintenance expense	444	389	55
Selling, general and administrative expense	107	96	11
Depreciation and amortization expense	297	271	26
Development expense	10	5	5
Total operating costs and expenses (recovery)	(681)	8,097	(8,778)

Income (loss) from operations	7,991	(613)	8,604

Other income (expense)
Interest expense, net of capitalized interest	(297)	(349)	52
Gain (loss) on modification or extinguishment of debt	20	(18)	38
Interest rate derivative gain, net	—	3	(3)
Other income, net	37	5	32
Total other expense	(240)	(359)	119

Income (loss) before income taxes and non-controlling interest	7,751	(972)	8,723
Less: income tax provision (benefit)	1,316	(191)	1,507
Net income (loss)	6,435	(781)	7,216
Less: net income attributable to non-controlling interest	1,001	84	917
Net income (loss) attributable to common stockholders	$5,434	$(865)	$6,299

Net income (loss) per share attributable to common stockholders—basic	$22.28	$(3.41)	$25.69
Net income (loss) per share attributable to common stockholders—diluted (1)	$22.10	$(3.41)	$25.51

Volumes loaded and recognized from the Liquefaction Projects

Three Months Ended March 31, 2023
(in TBtu)	Operational
Volumes loaded during the current period	602
Volumes loaded during the prior period but recognized during the current period	56
Less: volumes loaded during the current period and in transit at the end of the period	(39)
Total volumes recognized in the current period	619

Components of LNG revenues and corresponding LNG volumes delivered

	Three Months Ended March 31,
	2023	2022	Variance
LNG revenues (in millions):
LNG from the Liquefaction Projects sold under third party long-term agreements (1)	$3,740	$4,138	$(398)
LNG from the Liquefaction Projects sold by our integrated marketing function under short-term agreements	3,244	3,098	146
LNG procured from third parties	—	258	(258)
Net derivative gains (losses)	54	(224)	278
Other revenues	53	70	(17)
Total LNG revenues	$7,091	$7,340	$(249)

Volumes delivered as LNG revenues (in TBtu):
LNG from the Liquefaction Projects sold under third party long-term agreements (1)	511	470	41
LNG from the Liquefaction Projects sold by our integrated marketing function under short-term agreements	108	111	(3)
LNG procured from third parties	—	11	(11)
Total volumes delivered as LNG revenues	619	592	27

(1)Long-term agreements include agreements with an initial tenure of 12 months or more.
Net income (loss) attributable to common stockholders. The favorable variance of $6.3 billion for the three months ended March 31, 2023 as compared to the same period of 2022 was primarily attributable to:
•favorable variance of $8.2 billion (before tax and the impact of non-controlling interest) from changes in fair value and settlement of derivatives between the years, including gains of $4.6 billion in the three months ended March 31, 2023 and losses of $3.6 billion in the three months ended March 31, 2022 primarily related to non-cash favorable changes in fair value of our IPM agreements where we procure natural gas at a price indexed to international gas prices; and
•increased LNG revenues, net of cost (recovery) of sales and excluding the effect of derivatives (as further described above), of $388 million, the majority of which was attributable to higher margins on LNG delivered between the comparable periods, as further described below.
The favorable variances were offset by:
•unfavorable variance of $1.5 billion in income tax provision (benefit); and
•increased net income attributable to non-controlling interest of $917 million.

The following is an additional discussion of the significant variance drivers of the change in net income (loss) attributable to common stockholders by line item:
Revenues. $174 million decrease between comparable periods primarily attributable to:
•$495 million decrease due to lower pricing per MMBtu, primarily from decreased Henry Hub pricing, for which the majority of our long-term contracts are indexed; and
•$34 million decrease in regasification revenues due to the termination of revenue recognized with one of our TUA agreements in December 2022.
The decrease was offset by:
•$278 million favorable variance from changes in fair value and settlements of derivatives, primarily due to shifts in forward commodity curves related to arrangements designed to economically hedge commodity markets in which we have contractual arrangements to sell physical LNG;
•$109 million increase in other revenues, primarily due to an increase in sublease income from LNG vessel subcharters as a result of higher rates and an increase in the total number of days subchartered due to the availability of and demand for vessel charter capacity between the periods; and

•$14 million increase due to higher volumes of LNG delivered between the periods, which increased 27 TBtu or 5%, primarily due to the substantial completion and commencement of operations of Train 6 of the SPL Project on February 4, 2022.

Operating costs and expenses (recoveries). $8.8 billion favorable variance between comparable periods primarily attributable to:
•$8.0 billion favorable variance from changes in fair value and settlements of derivatives included in cost of sales, from $3.4 billion of losses in the three months ended March 31, 2022 to $4.6 billion of gains in the three months ended March 31, 2023, primarily due to decreased international gas prices resulting in non-cash favorable changes in fair value of our commodity derivatives indexed to such prices; and
•$915 million decrease in cost of sales excluding the effect of derivative changes described above, primarily as a result of $1.0 billion in decreased cost of natural gas feedstock largely due to lower U.S. natural gas prices and partially offset by increased volume of LNG delivered, as discussed above under the caption Revenues.

Other income (expense). $119 million decrease in total other income (expense) between comparable periods primarily attributable to:
•$52 million decrease in interest expense, net of capitalized interest, as a result of lower debt balances due to repayment of debt in accordance with our capital allocation plan and lower interest costs due to refinancing higher cost debt; and
•$38 million favorable variance in gain (loss) on modification or extinguishment of debt, primarily due to a reduction in premiums paid for the early redemption or repayment of debt principal, as further described under Financing Cash Flows in Sources and Uses of Cash within Liquidity and Capital Resources.

Income tax provision (benefit). $1.5 billion unfavorable variance between comparable periods primarily attributable to an increase in pre-tax income.

The effective tax rate was 17.0% and 19.7% for the three months ended March 31, 2023 and 2022, respectively, and was less than the statutory tax rate primarily due to income allocated to non-controlling interest not taxable to Cheniere. The change in our effective tax rate between comparable periods was driven by discrete tax items, primarily related to stock-based compensation award vestings, which had a larger impact on our effective tax rate in 2022 due to lower pre-tax income.

Our effective tax rate is subject to variation prospectively due to variability in our pre-tax and taxable earnings and the proportion of such earnings attributable to non-controlling interests.

Net income attributable to non-controlling interest. $917 million increase between comparable periods was primarily attributable to $1.8 billion increase in CQP’s consolidated net income between the comparable periods.

Significant factors affecting our results of operations

Below are significant factors that affect our results of operations.

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

Commissioning cargoes

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. During the three months ended March 31, 2022, we realized offsets to LNG terminal costs of $204 million corresponding to 15 TBtu attributable to the sale of commissioning cargoes from Train 6 of the SPL Project. We did not have any commissioning cargoes during the three months ended March 31, 2023.

Liquidity and Capital Resources

The following information describes our ability to generate and obtain adequate amounts of cash to meet our requirements in the short term and the long term. In the short term, we expect to meet our cash requirements using operating cash flows and available liquidity, consisting of cash and cash equivalents, restricted cash and cash equivalents and available commitments under our credit facilities. Additionally, we expect to meet our long term cash requirements by using operating cash flows and other future potential sources of liquidity, which may include debt and equity offerings by us or our subsidiaries. The table below provides a summary of our available liquidity (in millions). Future material sources of liquidity are discussed below.

March 31, 2023
Cash and cash equivalents (1)	$2,948
Restricted cash and cash equivalents designated for the following purposes:
SPL Project	160
CCL Project	93
Cash held by our subsidiaries that is restricted to Cheniere	242
Total restricted cash and cash equivalents	495
Available commitments under our credit facilities (2):
SPL’s working capital revolving credit and letter of credit reimbursement agreement (the “SPL Working Capital Facility”)	871
CQP’s credit facilities	750
CCH Credit Facility	3,260
CCH Working Capital Facility	1,338
Cheniere’s revolving credit facility (the “Cheniere Revolving Credit Facility”)	1,250
Total available commitments under our credit facilities	7,469

Total available liquidity	$10,912

(1)Amounts presented include balances held by our consolidated variable interest entity, CQP, as discussed in Note 7—Non-controlling Interest and Variable Interest Entity of our Notes to Consolidated Financial Statements. As of March 31, 2023, assets of CQP, which are included in our Consolidated Balance Sheets, included $0.8 billion of cash and cash equivalents.
(2)Available commitments represent total commitments less loans outstanding and letters of credit issued under each of our credit facilities as of March 31, 2023. See Note 9—Debt of our Notes to Consolidated Financial Statements for additional information on our credit facilities and other debt instruments.

Our liquidity position subsequent to March 31, 2023 will be driven by future sources of liquidity and future cash requirements. Future sources of liquidity are expected to be composed of (1) cash receipts from executed contracts, under which we are contractually entitled to future consideration, and (2) additional sources of liquidity, from which we expect to receive cash although the cash is not underpinned by executed contracts. Future cash requirements are expected to be composed of (1) cash payments under executed contracts, under which we are contractually obligated to make payments, and (2) additional cash requirements, under which we expect to make payments although we are not contractually obligated to make the payments under executed contracts. For further discussion of our future sources and uses of liquidity, see the liquidity and capital resources disclosures in our annual report on Form 10-K for the fiscal year ended December 31, 2022.

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

Corpus Christi Stage 3 Project

The following table summarizes the project completion and construction status of the Corpus Christi Stage 3 Project as of March 31, 2023:

Overall project completion percentage	28.7%
Completion percentage of:
Engineering	49.5%
Procurement	41.8%
Subcontract work	37.1%
Construction	3.4%
Date of expected substantial completion	2H 2025 - 1H 2027

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

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$3,421	$2,655
Net cash used in investing activities	(727)	(178)
Net cash used in financing activities	(1,740)	(1,388)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	2	—
Net increase in cash, cash equivalents and restricted cash and cash equivalents	$956	$1,089

Operating Cash Flows

Our operating cash net inflows during the three months ended March 31, 2023 and 2022 were $3.4 billion and $2.7 billion, respectively. The $766 million favorable variance between the periods was primarily related to lower cash outflows for natural gas feedstock, partially offset by an unfavorable variance due to lower cash receipts from the sale of LNG cargoes, both primarily due to lower U.S. natural gas prices. This favorable variance was partially offset by an unfavorable variance due to timing of cash receipts and payments.

We are not subject to the 15% corporate alternative minimum tax ("CAMT") in 2023 based on enacted law and regulatory guidance; however, our CAMT status for 2023 could change in the future, depending on new regulations or regulatory guidance issued by the U.S. Department of the Treasury. The CAMT may cause volatility in our cash tax payment obligations, particularly in periods of significant commodity, currency or financial market variability resulting from potential changes in the fair value of our derivative instruments.

Investing Cash Flows

Our investing cash net outflows in both years primarily were for the construction costs for the Liquefaction Projects. The $549 million increase in 2023 compared to 2022 was primarily due to spend during the three months ended March 31, 2023 related to construction work performed by Bechtel for the Corpus Christi Stage 3 Project following our issuance of full notice to proceed to Bechtel in June 2022, partially offset by a decrease in spend due to the completion of Train 6 of the SPL Project in February 2022. We expect our capital expenditures to increase in future periods as construction work progresses on the Corpus Christi Stage 3 Project.

Financing Cash Flows

The following table summarizes our financing activities (in millions):

	Three Months Ended March 31,
	2023	2022
Proceeds from issuances of debt	$—	$575
Redemptions, repayments and repurchases of debt	(896)	(1,615)
Distributions to non-controlling interest	(261)	(171)
Repurchase of common stock	(450)	(25)
Dividends to stockholders	(99)	(86)
Debt modification or extinguishment gains (costs)	26	(13)
Other, net	(60)	(53)
Net cash used in financing activities	$(1,740)	$(1,388)

Debt Issuances and Related Financing Costs

During the three months ended March 31, 2022, we had total borrowings of $575 million on the Cheniere Revolving Credit Facility. The proceeds from the borrowings during the three months ended March 31, 2022, together with cash on hand, were used to redeem or repurchase $1.6 billion of outstanding indebtedness, entirely associated with redemptions of our outstanding notes or repayment of amounts outstanding under our credit facilities. We did not have any debt issuances or borrowings during the three months ended March 31, 2023.

Debt Redemptions, Repayments and Repurchases

The following table shows the redemptions, repayments and repurchases of debt, including intra-quarter repayments (in millions):

	Three Months Ended March 31,
	2023	2022
Redemptions, repayments and repurchases of debt
CCH:
CCH Credit Facility	$—	$(290)
CCH Working Capital Facility	—	(250)
7.000% Senior Notes due 2024	(498)	—
5.125% Senior Notes due 2027	(69)	—
3.700% Senior Notes due 2029	(237)	—
2.742% Senior Notes due 2039	(92)	—

Cheniere:
4.25% Convertible Senior Notes due 2045	—	(500)
Cheniere Revolving Credit Facility	—	(575)
Total redemptions, repayments and repurchases of debt	$(896)	$(1,615)

Non-Controlling Interest Distributions

We own a 48.6% limited partner interest in CQP with the remaining non-controlling limited partner interest held by Blackstone Inc., Brookfield Asset Management Inc. and the public. CQP paid distributions of $261 million and $171 million during the three months ended March 31, 2023 and 2022, respectively, to non-controlling interests.
Repurchase of Common Stock

During the three months ended March 31, 2023 and 2022, we paid $450 million and $25 million to repurchase 3.1 million and 0.2 million shares of our common stock, respectively, as part of our share repurchase program. As of March 31, 2023, we had approximately $3.2 billion remaining under our share repurchase program.

Cash Dividends to Stockholders

During the three months ended March 31, 2023, we paid a dividend of $0.395 per share of common stock, for a total of $99 million paid to common stockholders. We paid a dividend of $0.33 per share of common stock, for a total of $86 million during the three months ended March 31, 2022.

On April 28, 2023, we declared a quarterly dividend of $0.395 per share of common stock that is payable on May 17, 2023 to stockholders of record as of the close of business on May 10, 2023.
Summary of Critical Accounting Estimates

The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2022.

Recent Accounting Standards

For a summary of recently issued accounting standards, see Note 1—Nature of Operations and Basis of Presentation of our Notes to Consolidated Financial Statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marketing and Trading Commodity Price Risk

We have commodity derivatives consisting of natural gas supply contracts for the commissioning and operation of the SPL Project and the CCL Project, and associated economic hedges (collectively, “Liquefaction Supply Derivatives”). We have also entered into physical and financial derivatives to hedge the exposure to the commodity markets in which we have contractual arrangements to purchase or sell physical LNG (collectively, “LNG Trading Derivatives”). In order to test the sensitivity of the fair value of the Liquefaction Supply Derivatives and the LNG Trading Derivatives to changes in underlying commodity prices, management modeled a 10% change in the commodity price for natural gas for each delivery location and a 10% change in the commodity price for LNG, respectively, as follows (in millions):

	March 31, 2023		December 31, 2022
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(5,350)	$1,815	$(10,019)	$2,249
LNG Trading Derivatives	(65)	18	(46)	15

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

	March 31, 2023		December 31, 2022
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
FX Derivatives	$(6)	$1	$(28)	$3

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. Other than discussed below, there have been no material changes to the legal proceedings disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2022.

Louisiana Department of Environmental Quality (the “LDEQ”) Matter

Certain of our subsidiaries are in discussions with the LDEQ to resolve alleged non-compliance with national emission standards for formaldehyde from combustion turbines at the Sabine Pass LNG Terminal. The allegations are identified in a Consolidated Compliance Order and Notice of Potential Penalty, Tracking No. AE-CN-22-00833 (the “2023 Compliance Order”) issued by the LDEQ on April 12, 2023. In August 2004, the U.S. Environmental Protection Agency (the “EPA”) had stayed the application of the emission standard to combustion turbines such as those at the Sabine Pass LNG Terminal. In March 2022, the EPA lifted the stay, and in June 2022 our subsidiaries petitioned the EPA and LDEQ for approval of additional operating parameters to demonstrate compliance with the emission limitation. The petition remains pending. Our subsidiaries continue to work with the LDEQ to resolve the matters identified in the Compliance Order, including the petition pending with the EPA. As of March 2023, our subsidiaries have filed test results with the LDEQ indicating that 41 of 44 turbines meet the relevant compliance standard, including through retesting. We do not expect that any ultimate penalty will have a material adverse impact on our financial results.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2022.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes stock repurchases for the three months ended March 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
January 1 - 31, 2023	1,596,211	$145.70	1,595,939	$3,392,468,870
February 1 - 28, 2023	960,698	$148.29	960,698	$3,250,005,313
March 1 - 31, 2023	678,050	$149.80	503,178	$3,174,726,771
Total	3,234,959		3,059,815

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

ITEM 6.    EXHIBITS

Exhibit No.
Description
10.1*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 8, 2018, by and between SPL and Bechtel Oil Gas and Chemicals, Inc.: the Change Order CO-00075 Section 232 Duties (Final Settlement FTZ), dated December 16, 2022

10.2*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Liquefaction Stage 3 Project, dated March 1, 2022, by and between Corpus Christi Liquefaction Stage III, LLC and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-00012 Chart License Fee Provisional Sum Closure, dated September 16, 2022, (ii) the Change Order CO-00013 HRU Nozzles and Block Headers, dated September 21, 2022, (iii) the Change Order CO-00014 Addition of Nitrogen Receiver, dated December 13, 2022, (iv) the Change Order CO-00015 Package 6 Feed Gas Pipeline Interfaces, dated December 14, 2022, (v) the Change Order CO-00016 Old Sherwin Building Security, dated November 23, 2022, (vi) the Change Order CO-00017 Remote Monitoring Diagnostic for Mixed Refrigerant (MR) Compressors, dated December 14, 2022, (vii) the Change Order CO-00018 EFG Package #1, dated January 9, 2023, (viii) the Change Order CO-00019 Q3 2022 Commodity Price Rise and Fall (ATT MM), dated January 17, 2023, (ix) the Change Order CO-00020 ICSS Vendor Selection and EPC Warranty (Yokogawa), dated September 21, 2022 and (x) the Change Order CO-00021 Laydown Development Package, dated February 6, 2023 (Portions of this exhibit have been omitted.)

10.3†
Letter Agreement, dated February 15, 2023, between the Company and Aaron Stephenson (Incorporated by reference to 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on February 15, 2023)

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

CHENIERE ENERGY, INC.

Date:	May 1, 2023	By:	/s/ Zach Davis
Zach Davis
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	May 1, 2023	By:	/s/ David Slack
David Slack
Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)