Form 10-Q
period 2023-06-30
Cheniere Energy, Inc.
filed 2023-08-03
CIK 3570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of July 27, 2023, the issuer had 240,623,212 shares of Common Stock outstanding.

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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of June 30, 2023, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

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

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
LNG revenues	$3,919	$7,873	$11,010	$15,213
Regasification revenues	33	68	67	136
Other revenues	150	66	335	142
Total revenues	4,102	8,007	11,412	15,491

Operating costs and expenses (recoveries)
Cost (recovery) of sales (excluding items shown separately below)	912	5,752	(627)	13,088
Operating and maintenance expense	487	419	931	808
Selling, general and administrative expense	87	77	194	173
Depreciation and amortization expense	297	276	594	547
Other	11	6	21	11
Total operating costs and expenses	1,794	6,530	1,113	14,627

Income from operations	2,308	1,477	10,299	864

Other income (expense)
Interest expense, net of capitalized interest	(291)	(357)	(588)	(706)
Gain (loss) on modification or extinguishment of debt	(2)	(28)	18	(46)
Interest rate derivative gain (loss), net	—	(1)	—	2
Interest income	55	7	89	8
Other income (expense), net	—	(4)	3	—
Total other expense	(238)	(383)	(478)	(742)

Income before income taxes and non-controlling interest	2,070	1,094	9,821	122
Less: income tax provision (benefit)	363	181	1,679	(10)
Net income	1,707	913	8,142	132
Less: net income attributable to non-controlling interest	338	172	1,339	256
Net income (loss) attributable to common stockholders	$1,369	$741	$6,803	$(124)

Net income (loss) per share attributable to common stockholders—basic (1)	$5.65	$2.92	$27.99	$(0.49)
Net income (loss) per share attributable to common stockholders—diluted (1)	$5.61	$2.90	$27.79	$(0.49)

Weighted average number of common shares outstanding—basic	242.3	253.6	243.1	253.8
Weighted average number of common shares outstanding—diluted	243.8	255.9	244.8	253.8
___________________
(1)Earnings per share in the table may not recalculate exactly due to rounding because it is calculated based on whole numbers, not the rounded numbers presented.

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (1)
(in millions, except share data)

	June 30,	December 31,
	2023	2022
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$4,529	$1,353
Restricted cash and cash equivalents	640	1,134
Trade and other receivables, net of current expected credit losses	709	1,944
Inventory	404	826
Current derivative assets	93	120
Margin deposits	36	134
Other current assets	129	97
Total current assets	6,540	5,608

Property, plant and equipment, net of accumulated depreciation	31,821	31,528
Operating lease assets	2,487	2,625
Derivative assets	282	35
Goodwill	77	77
Deferred tax assets	36	864
Other non-current assets, net	560	529
Total assets	$41,803	$41,266

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$100	$124
Accrued liabilities	1,037	2,679
Current debt, net of discount and debt issuance costs	1,796	813
Deferred revenue	130	234
Current operating lease liabilities	598	616
Current derivative liabilities	1,215	2,301
Other current liabilities	37	28
Total current liabilities	4,913	6,795

Long-term debt, net of premium, discount and debt issuance costs	23,380	24,055
Operating lease liabilities	1,863	1,971
Finance lease liabilities	483	494
Derivative liabilities	3,740	7,947
Deferred tax liabilities	731	—
Other non-current liabilities	201	175

Stockholders’ equity (deficit)
Preferred stock: $0.0001 par value, 5.0 million shares authorized, none issued	—	—
Common stock: $0.003 par value, 480.0 million shares authorized; 277.7 million shares and 276.7 million shares issued at June 30, 2023 and December 31, 2022, respectively	1	1
Treasury stock: 36.8 million shares and 31.2 million shares at June 30, 2023 and December 31, 2022, respectively, at cost	(3,162)	(2,342)
Additional paid-in-capital	4,363	4,314
Accumulated income (deficit)	1,666	(4,942)
Total Cheniere stockholders’ equity (deficit)	2,868	(2,969)
Non-controlling interest	3,624	2,798
Total stockholders’ equity (deficit)	6,492	(171)
Total liabilities and stockholders’ equity (deficit)	$41,803	$41,266

(1)Amounts presented include balances held by our consolidated variable interest entity (“VIE”), CQP, as further discussed in Note 7—Non-controlling Interest and Variable Interest Entity. As of June 30, 2023, total assets and liabilities of CQP were $19.3 billion and $20.5 billion, respectively, including $1.8 billion of cash and cash equivalents and $241 million of restricted cash and cash equivalents.

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions)
(unaudited)

Three and Six Months Ended June 30, 2023
	Total Stockholders’ Equity (Deficit)
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Income (Deficit)	Non-controlling Interest	Total Equity (Deficit)
	Shares	Par Value Amount	Shares	Amount
Balance at December 31, 2022	245.5	$1	31.2	$(2,342)	$4,314	$(4,942)	$2,798	$(171)
Vesting of share-based compensation awards	1.0	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	43	—	—	43
Issued shares withheld from employees related to share-based compensation, at cost	(0.2)	—	0.2	(26)	(29)	—	—	(55)
Shares repurchased, at cost	(3.1)	—	3.1	(453)	—	—	—	(453)
Net income attributable to non-controlling interest	—	—	—	—	—	—	1,001	1,001
Distributions to non-controlling interest	—	—	—	—	—	—	(261)	(261)
Dividends declared ($0.33 per common share)	—	—	—	—	—	(98)	—	(98)
Net income attributable to common stockholders	—	—	—	—	—	5,434	—	5,434
Balance at March 31, 2023	243.2	1	34.5	(2,821)	4,328	394	3,538	5,440
Share-based compensation	—	—	—	—	36	—	—	36
Issued shares withheld from employees related to share-based compensation, at cost	—	—	—	—	(1)	—	—	(1)
Shares repurchased, at cost	(2.3)	—	2.3	(341)	—	—	—	(341)
Net income attributable to non-controlling interest	—	—	—	—	—	—	338	338
Distributions to non-controlling interest	—	—	—	—	—	—	(252)	(252)
Dividends declared ($0.395 per common share)	—	—	—	—	—	(97)	—	(97)
Net income attributable to common stockholders	—	—	—	—	—	1,369	—	1,369
Balance at June 30, 2023	240.9	$1	36.8	$(3,162)	$4,363	$1,666	$3,624	$6,492

Three and Six Months Ended June 30, 2022
	Total Stockholders’ Deficit
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total Deficit
	Shares	Par Value Amount	Shares	Amount
Balance at December 31, 2021	253.6	$1	21.6	$(928)	$4,377	$(6,021)	$2,538	$(33)
Vesting of share-based compensation awards	1.3	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	38	—	—	38
Issued shares withheld from employees related to share-based compensation, at cost	(0.3)	—	0.3	(35)	(18)	—	—	(53)
Shares repurchased, at cost	(0.2)	—	0.2	(25)	—	—	—	(25)
Adoption of ASU 2020-06, net of tax	—	—	—	—	(153)	4	—	(149)
Net income attributable to non-controlling interest	—	—	—	—	—	—	84	84
Distributions to non-controlling interest	—	—	—	—	—	—	(171)	(171)
Dividends declared ($0.33 per common share)	—	—	—	—	—	(85)	—	(85)
Net loss attributable to common stockholders	—	—	—	—	—	(865)	—	(865)
Balance at March 31, 2022	254.4	1	22.1	(988)	4,244	(6,967)	2,451	(1,259)
Vesting of share-based compensation awards	0.1	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	34	—	—	34
Issued shares withheld from employees related to share-based compensation, at cost	—	—	—	(1)	(1)	—	—	(2)
Shares repurchased, at cost	(4.1)	—	4.1	(540)	—	—	—	(540)
Net income attributable to non-controlling interest	—	—	—	—	—	—	172	172
Dividends declared ($0.33 per common share)	—	—	—	—	—	—	(256)	(256)
Distributions to non-controlling interest	—	—	—	—	—	(85)	—	(85)
Net income attributable to common stockholders	—	—	—	—	—	741	—	741
Balance at June 30, 2022	250.4	$1	26.2	$(1,529)	$4,277	$(6,311)	$2,367	$(1,195)
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$8,142	$132
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized foreign currency exchange gain, net	(2)	—
Depreciation and amortization expense	594	547
Share-based compensation expense	85	79
Amortization of debt issuance costs, premium and discount	23	29
Reduction of right-of-use assets	315	280
Loss (gain) on modification or extinguishment of debt	(18)	46
Total losses (gains) on derivative instruments, net	(5,411)	4,530
Net cash used for settlement of derivative instruments	(102)	(487)
Deferred taxes	1,581	(32)
Repayment of paid-in-kind interest related to repurchase of convertible notes	—	(13)
Other, net	6	6
Changes in operating assets and liabilities:
Trade and other receivables	1,249	(445)
Inventory	418	(44)
Margin deposits	98	596
Other current assets	(36)	40
Accounts payable and accrued liabilities	(1,551)	278
Total deferred revenue	(78)	9
Total operating lease liabilities	(305)	(286)
Other, net	(8)	(93)
Net cash provided by operating activities	5,000	5,172

Cash flows from investing activities
Property, plant and equipment, net	(1,044)	(1,023)
Investment in equity method investment	(18)	—
Other, net	(6)	(10)
Net cash used in investing activities	(1,068)	(1,033)

Cash flows from financing activities
Proceeds from issuances of debt	1,397	1,015
Redemptions, repayments and repurchases of debt	(1,098)	(2,715)
Debt issuance and other financing costs	(27)	(43)
Debt modification or extinguishment gains (costs)	26	(30)
Distributions to non-controlling interest	(513)	(427)
Payments related to tax withholdings for share-based compensation	(56)	(55)
Repurchase of common stock	(774)	(565)
Dividends to stockholders	(195)	(170)
Payments of finance lease liabilities	(13)	—
Net cash used in financing activities	(1,253)	(2,990)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	3	—

Net increase in cash, cash equivalents and restricted cash and cash equivalents	2,682	1,149
Cash, cash equivalents and restricted cash and cash equivalents—beginning of period	2,487	1,817
Cash, cash equivalents and restricted cash and cash equivalents—end of period	$5,169	$2,966

Balances per Consolidated Balance Sheet:

June 30, 2023
Cash and cash equivalents	$4,529
Restricted cash and cash equivalents	640
Total cash, cash equivalents and restricted cash and cash equivalents	$5,169
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

CQP owns the Sabine Pass LNG Terminal, which has natural gas liquefaction facilities consisting of six operational Trains, for a total production capacity of approximately 30 mtpa of LNG (the “SPL Project”). The Sabine Pass LNG Terminal also has operational regasification facilities that include five LNG storage tanks, vaporizers and three marine berths. Additionally, the Sabine Pass LNG Terminal includes a 94-mile pipeline owned by CTPL, a subsidiary of CQP, that interconnects our facilities with a number of large interstate and intrastate pipelines. As of June 30, 2023, we owned 100% of the general partner interest and a 48.6% limited partner interest in CQP.

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

We have increased available liquefaction capacity at the SPL Project and the CCL Project (collectively, the “Liquefaction Projects”) as a result of debottlenecking and other optimization projects. We hold significant land positions at both the Sabine Pass LNG Terminal and the Corpus Christi LNG Terminal which provide opportunity for further liquefaction capacity expansion. In March 2023, certain of our subsidiaries submitted an application with the FERC under the Natural Gas Act for an expansion adjacent to the CCL Project consisting of two midscale Trains with an expected total production capacity of approximately 3 mtpa of LNG. In May 2023, certain subsidiaries of CQP entered the pre-filing review process with the FERC under the National Environmental Policy Act for an expansion adjacent to the SPL Project consisting of up to three Trains with an expected total production capacity of approximately 20 mtpa of LNG (the “SPL Expansion Project”). The development of these sites or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before we make a positive FID.

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

Results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2023.

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

As further detailed in Note 9—Debt, our existing credit facilities include a variable interest rate indexed to SOFR, incorporated through amendments or replacements of previous credit facilities subsequent to the effective date of ASU

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
2020-04. We elected to apply the optional expedients as applicable to certain modified or replaced facilities; however, the impact of applying the optional expedients was not material, and the transition to SOFR did not have a material impact on our cash flows.

NOTE 2—RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents consisted of the following (in millions):

	June 30,	December 31,
	2023	2022
Restricted cash and cash equivalents
SPL Project	$241	$92
CCL Project	152	738
Cash held by our subsidiaries that is restricted to Cheniere	247	304
Total restricted cash and cash equivalents	$640	$1,134

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
NOTE 3—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses consisted of the following (in millions):

	June 30,	December 31,
	2023	2022
Trade receivables
SPL and CCL	$282	$922
Cheniere Marketing	369	917
Other receivables	58	105
Total trade and other receivables, net of current expected credit losses	$709	$1,944

NOTE 4—INVENTORY

Inventory consisted of the following (in millions):

	June 30,	December 31,
	2023	2022
LNG in-transit	$82	$356
LNG	94	212
Materials	194	194
Natural gas	31	60
Other	3	4
Total inventory	$404	$826

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 5—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	June 30,	December 31,
	2023	2022
LNG terminal
Terminal and interconnecting pipeline facilities	$33,918	$33,815
Site and related costs	452	451
Construction-in-process	2,446	1,685
Accumulated depreciation	(5,542)	(4,985)
Total LNG terminal, net of accumulated depreciation	31,274	30,966
Fixed assets and other
Computer and office equipment	35	33
Furniture and fixtures	20	20
Computer software	123	121
Leasehold improvements	55	48
Land	1	1
Other	20	19
Accumulated depreciation	(198)	(191)
Total fixed assets and other, net of accumulated depreciation	56	51
Assets under finance leases
Marine assets	529	533
Accumulated depreciation	(38)	(22)
Total assets under finance lease, net of accumulated depreciation	491	511
Property, plant and equipment, net of accumulated depreciation	$31,821	$31,528

The following table shows depreciation expense and offsets to LNG terminal costs (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Depreciation expense	$295	$274	$591	$544
Offsets to LNG terminal costs (1)	—	—	—	204

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis (in millions):

	Fair Value Measurements as of
	June 30, 2023				December 31, 2022
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$23	$47	$(4,611)	$(4,541)	$(66)	$(29)	$(9,924)	$(10,019)
LNG Trading Derivatives asset (liability)	(8)	(27)	—	(35)	1	(47)	—	(46)
FX Derivatives liability	—	(4)	—	(4)	—	(28)	—	(28)

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

The Level 3 fair value measurements of our natural gas positions within our Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for our Level 3 Liquefaction Supply Derivatives as of June 30, 2023:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Liquefaction Supply Derivatives	$(4,611)	Market approach incorporating present value techniques	Henry Hub basis spread	$(1.733) - $0.660 / $(0.054)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	83% - 484% / 191%

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Spread contemplates U.S. dollar-denominated pricing.

Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of our Liquefaction Supply Derivatives.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the changes in the fair value of our Level 3 Liquefaction Supply Derivatives and LNG Trading Derivatives (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance, beginning of period	$(5,426)	$(7,423)	$(9,924)	$(4,036)
Realized and change in fair value gains (losses) included in net income (loss) (1):
Included in cost of sales, existing deals (2)	635	(1,407)	4,518	(4,482)
Included in cost of sales, new deals (3)	3	—	9	—
Purchases and settlements:
Purchases (4)	—	90	—	(242)
Settlements (5)	175	278	780	298
Transfers in and/or out of level 3
Transfers out of level 3 (6)	2	—	6	—
Balance, end of period	$(4,611)	$(8,462)	$(4,611)	$(8,462)
Favorable (unfavorable) changes in fair value relating to instruments still held at the end of the period	$638	$(1,407)	$4,527	$(4,482)

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
(6)Transferred out of Level 3 as a result of observable market for the underlying natural gas purchase agreements.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the notional amounts of our Liquefaction Supply Derivatives and LNG Trading Derivatives (collectively, “Commodity Derivatives”):

	June 30, 2023		December 31, 2022
	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives	Liquefaction Supply Derivatives	LNG Trading Derivatives
Notional amount, net (in TBtu)	13,947	10	14,504	50

(1)Excludes notional amounts associated with extension options that were uncertain to be taken as of June 30, 2023.

The following table shows the effect and location of our Commodity Derivatives recorded on our Consolidated Statements of Operations (in millions):

		Gain (Loss) Recognized in Consolidated Statements of Operations
	Consolidated Statements of Operations Location (1)	Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
LNG Trading Derivatives	LNG revenues	$(46)	$30	$15	$(217)
LNG Trading Derivatives	Recovery (cost) of sales	(3)	17	(87)	107
Liquefaction Supply Derivatives (2)	LNG revenues	(1)	16	(6)	11
Liquefaction Supply Derivatives (2)	Recovery (cost) of sales	826	(1,039)	5,497	(4,500)

(1)Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.
(2)Does not include the realized value associated with Liquefaction Supply Derivatives that settle through physical delivery.

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

The total notional amount of our FX Derivatives was $414 million and $619 million as of June 30, 2023 and December 31, 2022, respectively.

The following table shows the effect and location of our FX Derivatives recorded on our Consolidated Statements of Operations (in millions):

		Gain (Loss) Recognized in Consolidated Statements of Operations
	Consolidated Statements of Operations Location	Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
FX Derivatives	LNG revenues	$(6)	$39	$(8)	$67

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Fair Value and Location of Derivative Assets and Liabilities on the Consolidated Balance Sheets

The following table shows the fair value and location of our derivative instruments on our Consolidated Balance Sheets (in millions):

	June 30, 2023
	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives (2)	FX Derivatives	Total
Consolidated Balance Sheets Location
Current derivative assets	$67	$26	$—	$93
Derivative assets	282	—	—	282
Total derivative assets	349	26	—	375

Current derivative liabilities	(1,150)	(61)	(4)	(1,215)
Derivative liabilities	(3,740)	—	—	(3,740)
Total derivative liabilities	(4,890)	(61)	(4)	(4,955)

Derivative liability, net	$(4,541)	$(35)	$(4)	$(4,580)

	December 31, 2022
	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives (2)	FX Derivatives	Total
Consolidated Balance Sheets Location
Current derivative assets	$36	$84	$—	$120
Derivative assets	35	—	—	35
Total derivative assets	71	84	—	155

Current derivative liabilities	(2,143)	(130)	(28)	(2,301)
Derivative liabilities	(7,947)	—	—	(7,947)
Total derivative liabilities	(10,090)	(130)	(28)	(10,248)

Derivative liability, net	$(10,019)	$(46)	$(28)	$(10,093)

(1)Does not include collateral posted with counterparties by us of $3 million and $111 million as of June 30, 2023 and December 31, 2022, respectively, which are included in margin deposits on our Consolidated Balance Sheets, and collateral posted by counterparties to us of $3 million and zero as of June 30, 2023 and December 31, 2022, respectively, which are included in other current liabilities on our Consolidated Balance Sheets.
(2)Does not include collateral posted with counterparties by us of $33 million and $23 million, as of June 30, 2023 and December 31, 2022, respectively, which are included in margin deposits on our Consolidated Balance Sheets, and collateral posted by counterparties to us of $2 million and zero as of June 30, 2023 and December 31, 2022, respectively, which are included in other current liabilities on our Consolidated Balance Sheets.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Consolidated Balance Sheets Presentation

The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions) for our derivative instruments that are presented on a net basis on our Consolidated Balance Sheets:

	Liquefaction Supply Derivatives	LNG Trading Derivatives	FX Derivatives

As of June 30, 2023
Gross assets	$468	$28	$—
Offsetting amounts	(119)	(2)	—
Net assets	$349	$26	$—

Gross liabilities	$(5,020)	$(69)	$(4)
Offsetting amounts	130	8	—
Net liabilities	$(4,890)	$(61)	$(4)

As of December 31, 2022
Gross assets	$76	$87	$—
Offsetting amounts	(5)	(3)	—
Net assets	$71	$84	$—

Gross liabilities	$(10,436)	$(132)	$(29)
Offsetting amounts	346	2	1
Net liabilities	$(10,090)	$(130)	$(28)

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

	June 30,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$1,834	$904
Restricted cash and cash equivalents	241	92
Trade and other receivables, net of current expected credit losses	189	627
Other current assets	240	269
Total current assets	2,504	1,892

Property, plant and equipment, net of accumulated depreciation	16,463	16,725
Other non-current assets, net	301	288
Total assets	$19,268	$18,905

LIABILITIES
Current liabilities
Accrued liabilities	$561	$1,384
Current debt, net of discount and debt issuance costs	1,796	—
Current derivative liabilities	366	769
Other current liabilities	171	191
Total current liabilities	2,894	2,344

Long-term debt, net of premium, discount and debt issuance costs	15,595	16,198
Derivative liabilities	1,936	3,024
Other non-current liabilities	117	98
Total liabilities	$20,542	$21,664

NOTE 8—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	June 30,	December 31,
	2023	2022
Natural gas purchases	$416	$1,621
Derivative settlements	6	7
Interest costs and related debt fees	201	383
LNG terminals and related pipeline costs	154	240
Compensation and benefits	88	245
LNG purchases	31	88
Other accrued liabilities	141	95
Total accrued liabilities	$1,037	$2,679

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 9—DEBT
Debt consisted of the following (in millions):

	June 30,	December 31,
	2023	2022
SPL:
Senior Secured Notes:
5.75% due 2024 (the “2024 SPL Senior Notes”) (1)	$1,800	$2,000
5.625% due 2025	2,000	2,000
5.875% due 2026	1,500	1,500
5.00% due 2027	1,500	1,500
4.200% due 2028	1,350	1,350
4.500% due 2030	2,000	2,000
4.746% weighted average rate due 2037	1,782	1,782
Total SPL Senior Secured Notes	11,932	12,132
Working capital revolving credit and letter of credit reimbursement agreement (the “SPL Working Capital Facility”)	—	—
Revolving credit and guaranty agreement (the “SPL Revolving Credit Facility”)	—	—
Total debt - SPL	11,932	12,132

CQP:
Senior Notes:
4.500% due 2029	1,500	1,500
4.000% due 2031	1,500	1,500
3.25% due 2032	1,200	1,200
5.95% due 2033 (the “2033 CQP Senior Notes”)	1,400	—
Total CQP Senior Notes	5,600	4,200
Credit facilities (the “CQP Credit Facilities”)	—	—
Revolving credit and guaranty agreement (the “CQP Revolving Credit Facility”)	—	—
Total debt - CQP	5,600	4,200

CCH:
Senior Secured Notes:
7.000% due 2024 (the “2024 CCH Senior Notes”)	—	498
5.875% due 2025	1,491	1,491
5.125% due 2027	1,201	1,271
3.700% due 2029	1,125	1,361
3.788% weighted average rate due 2039	2,539	2,633
Total CCH Senior Secured Notes	6,356	7,254
Term loan facility agreement (the “CCH Credit Facility”)	—	—
Working capital facility agreement (the “CCH Working Capital Facility”) (2)	—	—
Total debt - CCH	6,356	7,254

Cheniere:
4.625% Senior Notes due 2028	1,500	1,500
Revolving credit agreement (the “Cheniere Revolving Credit Facility”)	—	—
Total debt - Cheniere	1,500	1,500

Cheniere Marketing: trade finance facilities (2)	—	—
Total debt	25,388	25,086

Current portion of long-term debt	(1,796)	(813)
Long-term portion of unamortized premium, discount and debt issuance costs, net	(212)	(218)
Total long-term debt, net of premium, discount and debt issuance costs	$23,380	$24,055

(1)In July 2023, SPL redeemed $1.4 billion aggregate principal amount outstanding of the 2024 SPL Senior Notes using contributed proceeds from the 2033 CQP Senior Notes and cash on hand.
(2)These debt instruments are classified as short-term debt as we are required to reduce the aggregate outstanding principal amount of the CCH Working Capital Facility to zero for a period of five consecutive business days at least once each year, and the borrowings under the Cheniere Marketing trade finance facilities are required to be repaid within 90 days.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Credit Facilities

Below is a summary of our committed credit facilities outstanding as of June 30, 2023 (in millions):

	SPL Revolving Credit Facility (1)	CQP Revolving Credit Facility (1)	CCH Credit Facility	CCH Working Capital Facility	Cheniere Revolving Credit Facility (2)
Total facility size	$1,000	$1,000	$3,260	$1,500	$1,250
Less:
Outstanding balance	—	—	—	—	—
Letters of credit issued	329	—	—	155	—
Available commitment	$671	$1,000	$3,260	$1,345	$1,250

Priority ranking	Senior secured	Senior unsecured	Senior secured	Senior secured	Unsecured
Interest rate on available balance (3)	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.0% - 1.75% or base rate plus 0.0% - 0.75%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.125% - 2.0% or base rate plus 0.125% - 1.0%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.5% or base rate plus 0.5%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.0% - 1.5% or base rate plus 0.0% - 0.5%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.075% - 2.20% or base rate plus 0.115% - 0.365%
Commitment fees on undrawn balance (3)	0.075% - 0.30%	0.10% - 0.30%	0.525%	0.10% - 0.20%	0.115% - 0.365% (4)
Maturity date	June 23, 2028	June 23, 2028	(5)	June 15, 2027	October 28, 2026

(1)In June 2023, CQP and SPL refinanced and replaced the CQP Credit Facilities and the SPL Working Capital Facility with the CQP Revolving Credit Facility and the SPL Revolving Credit Facility, respectively, resulting in extended maturity dates, revised borrowing capacities, reduced rate of interest and commitment fees applicable thereunder and certain other changes to terms and conditions.
(2)In June 2023, we amended the Cheniere Revolving Credit Facility to update the indexed interest rate to SOFR.
(3)The margin on the interest rate and the commitment fees is subject to change based on the applicable entity’s credit rating.
(4)In April 2023, the commitment fees for the Cheniere Revolving Credit Facility were reduced as a result of achieving certain ESG metrics.
(5)The CCH Credit Facility matures the earlier of June 15, 2029 or two years after the substantial completion of the last Train of the Corpus Christi Stage 3 Project.

The refinancing and the replacement of the CQP Credit Facilities and the SPL Working Capital Facility resulted in an aggregate of $1 million of debt extinguishment and modification costs.

Restrictive Debt Covenants

The indentures governing our senior notes and other agreements underlying our debt contain customary terms and events of default and certain covenants that, among other things, may limit us, our subsidiaries’ and its restricted subsidiaries’ ability to make certain investments or pay dividends or distributions. SPL and CCH are restricted from making distributions under agreements governing their respective indebtedness generally until, among other requirements, appropriate reserves have been established for debt service using cash or letters of credit and a historical debt service coverage ratio and projected debt service coverage ratio of at least 1.25:1.00 is satisfied.

As of June 30, 2023, each of our issuers was in compliance with all covenants related to their respective debt agreements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Interest Expense

Total interest expense, net of capitalized interest, consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total interest cost	$319	$370	$640	$742
Capitalized interest	(28)	(13)	(52)	(36)
Total interest expense, net of capitalized interest	$291	$357	$588	$706

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our senior notes (in millions):

	June 30, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Senior notes	$25,388	$24,044	$25,086	$23,500

(1)As of both June 30, 2023 and December 31, 2022, $3.0 billion of the fair value of our senior notes included an illiquidity adjustment, which qualified as a Level 3 fair value measurement. The remainder of our senior notes are classified as Level 2, based on prices derived from trades or indicative bids of the instruments or instruments with similar terms, maturities and credit standing.

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

The following table shows the classification and location of our right-of-use assets and lease liabilities on our Consolidated Balance Sheets (in millions):

		June 30,	December 31,
	Consolidated Balance Sheets Location	2023	2022
Right-of-use assets—Operating	Operating lease assets	$2,487	$2,625
Right-of-use assets—Financing	Property, plant and equipment, net of accumulated depreciation	491	511
Total right-of-use assets		$2,978	$3,136

Current operating lease liabilities	Current operating lease liabilities	$598	$616
Current finance lease liabilities	Other current liabilities	32	28
Non-current operating lease liabilities	Operating lease liabilities	1,863	1,971
Non-current finance lease liabilities	Finance lease liabilities	483	494
Total lease liabilities		$2,976	$3,109

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the classification and location of our lease costs on our Consolidated Statements of Operations (in millions):

	Consolidated Statements of Operations Location	Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Operating lease cost (a)	Operating costs and expenses (1)	$185	$189	$398	$391
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	11	1	24	2
Interest on lease liabilities	Interest expense, net of capitalized interest	7	3	16	5
Total lease cost		$203	$193	$438	$398

(a) Included in operating lease cost:
Short-term lease costs		$2	$23	$25	$64
Variable lease costs		2	—	14	9

(1)Presented in cost of sales, operating and maintenance expense or selling, general and administrative expense consistent with the use of the asset under lease.
Future annual minimum lease payments for operating and finance leases as of June 30, 2023 are as follows (in millions):

Years Ending December 31,	Operating Leases	Finance Leases
2023	$338	$32
2024	674	66
2025	554	71
2026	421	75
2027	324	77
Thereafter	524	427
Total lease payments (1)	2,835	748
Less: Interest	(374)	(233)
Present value of lease liabilities	$2,461	$515

(1)Does not include approximately $4.4 billion of legally binding minimum payments primarily for vessel charters executed as of June 30, 2023, but will commence in future periods with fixed minimum lease terms of up to 15 years.

The following table shows the weighted-average remaining lease term and the weighted-average discount rate for our operating leases and finance leases:

	June 30, 2023		December 31, 2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	5.7	10.2	5.9	10.6
Weighted-average discount rate (1)	4.3%	7.7%	4.2%	7.8%

(1)The weighted average discount rate is impacted by certain finance leases that commenced prior to the adoption of the current leasing standard under GAAP. In accordance with previous accounting guidance, the implied rate is based on the fair value of the underlying assets.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table includes other quantitative information for our operating and finance leases (in millions):

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$359	$324
Operating cash flows from finance leases	18	5
Financing cash flows from finance leases	13	—
Right-of-use assets obtained in exchange for operating lease liabilities	177	433
Right-of-use assets obtained in exchange for finance lease liabilities	5	—

LNG Vessel Subcharters

We sublease certain LNG vessels under charter to third parties while retaining our existing obligation to the original lessor. All of our sublease arrangements have been assessed as operating leases. The following table shows the sublease income recognized in other revenues on our Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fixed income	$97	$34	$231	$66
Variable income	13	6	36	25
Total sublease income	$110	$40	$267	$91

Future annual minimum sublease payments to be received from LNG vessel subcharters as of June 30, 2023 are as follows (in millions):

Years Ending December 31,	Sublease Payments
2023	$140
2024	108
2025	—
2026	—
2027	—
Thereafter	—
Total sublease payments	$248

NOTE 11—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues from contracts with customers
LNG revenues	$3,972	$7,788	$11,009	$15,352
Regasification revenues	33	68	67	136
Other revenues	42	26	70	51
Total revenues from contracts with customers	4,047	7,882	11,146	15,539
Net derivative gain (loss) (1)	(53)	85	1	(139)
Other (2)	108	40	265	91
Total revenues	$4,102	$8,007	$11,412	$15,491

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Contract Assets and Liabilities

The following table shows our contract assets, net of current expected credit losses, which are classified as other current assets and other non-current assets, net on our Consolidated Balance Sheets (in millions):

	June 30,	December 31,
	2023	2022
Contract assets, net of current expected credit losses	$196	$186

The following table reflects the changes in our contract liabilities, which we classify as deferred revenue and other non-current liabilities on our Consolidated Balance Sheets (in millions):

Six Months Ended June 30, 2023
Deferred revenue, beginning of period	$320
Cash received but not yet recognized in revenue	239
Revenue recognized from prior period deferral	(320)
Deferred revenue, end of period	$239

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	June 30, 2023		December 31, 2022
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$113.0	9	$112.0	9
Regasification revenues	0.7	3	0.8	4
Total revenues	$113.7		$112.8

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
(2)The table above excludes substantially all variable consideration under our SPAs and TUAs. We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of the underlying variable index, primarily Henry Hub, throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Additionally, we have excluded variable consideration related to contracts where there is uncertainty that one or both of the parties will achieve certain milestones. Approximately 64% and 74% of our LNG revenues from contracts included in the table above during the three months ended June 30, 2023 and 2022, respectively, and approximately 73% and 70% of our LNG revenues from contracts included in the table above during the six months ended June 30, 2023 and 2022, respectively, were related to variable consideration received from customers. During the three and six months ended June 30, 2023, approximately 7% of our regasification revenues were related to variable consideration received from customers and during the three and six months ended June 30, 2022, approximately 6%, of our regasification revenues were related to variable consideration received from customers.

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

NOTE 12—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions, all in the ordinary course of business, as reported on our Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
LNG Revenues
Natural Gas Transportation and Storage Agreements with a related party through Brookfield Asset Management, Inc. (“Brookfield”) (1)	$—	$4	$—	$4

Other revenues
Operation and Maintenance Services Agreements with Midship Pipeline Company, LLC (“Midship Pipeline”) (2)	2	2	5	4

Cost of sales
Natural Gas Transportation and Storage Agreements with a related party through Brookfield (1)	—	1	—	1

Operating and maintenance expense
Natural Gas Transportation and Storage Agreements with Midship Pipeline (2)	2	3	4	5
Natural Gas Transportation and Storage Agreements with a related party through Brookfield (1)	14	15	30	27

(1)This related party is partially owned by Brookfield, who indirectly owns a portion of CQP’s limited partner interests.
(2)Midship Pipeline is a subsidiary of Midship Holdings, LLC, which we recognize as an equity method investment.

Below is a summary of our related party balances, all in the ordinary course of business, as reported on our Consolidated Balance Sheets (in millions):

	June 30,	December 31,
	2023	2022
Trade and other receivables, net of current expected credit losses	$2	$1

Accrued liabilities	5	1

NOTE 13—INCOME TAXES

We recorded an income tax provision of $363 million and $1.7 billion during the three and six months ended June 30, 2023, respectively, and an income tax provision (benefit) of $181 million and $(10) million for the same periods of 2022, which was calculated using the annual effective tax rate method.

Our effective tax rate was 17.5% and 17.1% for the three and six months ended June 30, 2023, respectively, as compared to 16.5% and (8.2)% for the same periods of 2022. The effective tax rate for the periods was lower than the statutory tax rate of 21% primarily due to CQP income that is not taxable to us. The effective tax rate for the six months ended June 30, 2022 was also impacted by discrete tax benefits primarily related to stock-based compensation awards.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
We are not subject to the 15% corporate alternative minimum tax (“CAMT”) in 2023 based on enacted law and regulatory guidance; however, our CAMT status for 2023 could change in the future, depending on new regulations or regulatory guidance issued by the U.S. Department of the Treasury.
NOTE 14—NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table reconciles basic and diluted weighted average common shares outstanding and common stock dividends declared (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss) attributable to common stockholders	$1,369	$741	$6,803	$(124)

Weighted average common shares outstanding:
Basic	242.3	253.6	243.1	253.8
Dilutive unvested stock	1.5	2.3	1.7	—
Diluted	243.8	255.9	244.8	253.8

Net income (loss) per share attributable to common stockholders—basic (1)	$5.65	$2.92	$27.99	$(0.49)
Net income (loss) per share attributable to common stockholders—diluted (1)	$5.61	$2.90	$27.79	$(0.49)

Dividends paid per common share	$0.395	$0.33	$0.790	$0.66

(1)Earnings per share in the table may not recalculate exactly due to rounding because it is calculated based on whole numbers, not the rounded numbers presented.

On July 28, 2023, we declared a quarterly dividend of $0.395 per share of common stock that is payable on August 16, 2023 to stockholders of record as of the close of business on August 9, 2023.

Potentially dilutive securities that were not included in the diluted net income (loss) per share computations because their effects would have been anti-dilutive were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Unvested stock (1)	—	—	—	2.1
4.25% Convertible Senior Notes due 2045 (the “2045 Cheniere Convertible Senior Notes”) (2)	—	—	—	0.3
Total potentially dilutive common shares	—	—	—	2.4

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total shares repurchased	2.30	4.13	5.36	4.37
Weighted average price paid per share	$146.56	$130.64	$146.90	$129.20
Total cost of repurchases (1)	$337	$540	$788	$565

(1)Amount excludes associated commission fees and excise taxes incurred, which are excluded costs under the repurchase program.

As of June 30, 2023, we had approximately $2.8 billion remaining under our share repurchase program.

NOTE 16—CUSTOMER CONCENTRATION

The concentration of our customer credit risk in excess of 10% of total revenues and/or trade and other receivables, net of current expected credit losses and contract assets, net of current expected credit losses was as follows:

	Percentage of Total Revenues from External Customers				Percentage of Trade and Other Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2023	2022	2023	2022	2023	2022
Customer A	*	*	*	*	17%	*
Customer B	*	*	*	*	13%	*

* Less than 10%

NOTE 17—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Six Months Ended June 30,
	2023	2022
Cash paid during the period for interest on debt, net of amounts capitalized	$685	$669
Cash paid for income taxes, net	54	11
Non-cash investing activity:
Unpaid purchases of property, plant and equipment, net	53	189
Share-based compensation capitalized to property, plant and equipment	3	2
Transfers of property, plant and equipment in exchange for other non-current assets	—	17
Non-cash financing activity:
Unpaid dividends declared on unvested common stock	2	2
Unpaid repurchases of treasury stock inclusive of excise taxes	19	—

See Note 10—Leases for supplemental cash flow information related to our leases.

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

LNG is natural gas (methane) in liquid form. The LNG we produce is shipped all over the world, turned back into natural gas (called “regasification”) and then transported via pipeline to homes and businesses and used as an energy source that is essential for heating, cooking, other industrial uses and back up for intermittent energy sources. Natural gas is a cleaner-burning, abundant and affordable source of energy. When LNG is converted back to natural gas, it can be used instead of coal, which reduces the amount of pollution traditionally produced from burning fossil fuels, like sulfur dioxide and particulate matter that enters the air we breathe. Additionally, compared to coal, it produces significantly fewer carbon emissions. By liquefying natural gas, we are able to reduce its volume by 600 times so that we can load it onto special LNG carriers designed to keep the LNG cold and in liquid form for efficient transport overseas.

We are the largest producer of LNG in the United States and the second largest LNG operator globally, based on the total production capacity of our liquefaction facilities, which totals approximately 45 mtpa as of June 30, 2023.

We own and operate a natural gas liquefaction and export facility located in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”), one of the largest LNG production facilities in the world, through our ownership interest in and management agreements with CQP, which is a publicly traded limited partnership that we formed in 2007. As of June 30, 2023, we owned 100% of the general partner interest and a 48.6% limited partner interest in CQP. The Sabine Pass LNG Terminal has six operational Trains, for a total production capacity of approximately 30 mtpa of LNG (the “SPL Project”). The Sabine Pass LNG Terminal also has three marine berths, two of which can accommodate vessels with nominal capacity of up to 266,000 cubic meters and the third berth which can accommodate vessels with nominal capacity of up to 200,000 cubic meters, operational regasification facilities that include five LNG storage tanks with aggregate capacity of approximately 17 Bcfe and vaporizers with regasification capacity of approximately 4 Bcf/d. The Sabine Pass LNG Terminal also includes a 94-mile pipeline owned by CTPL, a subsidiary of CQP, that interconnects our facilities to several interstate and intrastate pipelines (the “Creole Trail Pipeline”).

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

Our long-term customer arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows. We have contracted substantially all of our anticipated production capacity under SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and under IPM agreements, in which the gas producer sells natural gas to us on a global LNG index price, less a fixed liquefaction fee, shipping and other costs. Through our SPAs and IPM agreements, we have contracted approximately 95% of the total anticipated production from the SPL Project and the CCL Project (collectively, the “Liquefaction Projects”) through the mid-2030s, excluding contracts executed to support additional liquefaction capacity beyond what is currently in construction or operation. Excluding contracts with terms less than 10 years and contracts executed to support additional liquefaction capacity beyond what is currently in construction or operation, our SPAs and IPM agreements had approximately 16 years of weighted average remaining life as of June 30, 2023. We also market and sell LNG produced by the Liquefaction Projects that is not contracted by CCL or SPL through our integrated marketing function. The majority of our contracts are fixed-priced, long-term SPAs consisting of a fixed fee per MMBtu of LNG plus a variable fee per MMBtu of LNG, with the variable fees generally structured to cover the cost of natural gas purchases and transportation and liquefaction fuel to produce LNG, thus limiting our exposure to fluctuations in U.S. natural gas prices. We continue to grow our portfolio of SPA and IPM agreements, and we believe that continued global demand for natural gas and LNG will provide a foundation for additional growth in our portfolio of customer contracts in the future.

We remain focused on safety, operational excellence and customer satisfaction. Increasing demand for LNG has allowed us to expand our liquefaction infrastructure in a financially disciplined manner. We have increased available liquefaction capacity at our Liquefaction Projects as a result of debottlenecking and other optimization projects. We hold significant land positions at both the Sabine Pass LNG Terminal and the Corpus Christi LNG Terminal, which provide opportunity for further liquefaction capacity expansion. In March 2023, certain of our subsidiaries submitted an application with the FERC under the Natural Gas Act (“NGA”) for an expansion adjacent to the CCL Project consisting of two midscale Trains with an expected total production capacity of approximately 3 mtpa of LNG (the “CCL Midscale Trains 8 & 9 Project”). Additionally, in May 2023, certain subsidiaries of CQP entered the pre-filing review process with the FERC under the National Environmental Policy Act (“NEPA”) for an expansion adjacent to the SPL Project consisting of up to three Trains with an expected total production capacity of approximately 20 mtpa of LNG (the “SPL Expansion Project”). The development of the CCL Midscale Trains 8 & 9 Project, the SPL Expansion Project or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before we make a positive FID.

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

Overview of Significant Events

Our significant events since January 1, 2023 and through the filing date of this Form 10-Q include the following:

Strategic

•Cheniere Marketing entered into long-term SPAs with ENN LNG (Singapore) Pte. Ltd., Equinor ASA and Korea Southern Power Co. Ltd. with estimated volumes aggregating up to approximately 76 million tonnes of LNG and expected deliveries between 2026 and 2049. Approximately 43 million tonnes is subject to Cheniere making a positive FID on the first train of the SPL Expansion Project. Each of these SPAs permit Cheniere Marketing to assign or novate the agreement to certain affiliates at a later date.
•In May 2023, certain subsidiaries of CQP entered the pre-filing review process with the FERC under the NEPA for the SPL Expansion Project, and in April 2023, one of our subsidiaries executed a contract with Bechtel to provide the front end engineering and design work on the project.
•In April 2023, certain of our subsidiaries filed an application with the DOE with respect to the CCL Midscale Trains 8 & 9 Project, requesting authorization to export LNG to FTA countries and non-FTA countries.
•In March 2023, certain of our subsidiaries submitted an application with the FERC under the NGA for the CCL Midscale Trains 8 & 9 Project.
•On January 2, 2023, Corey Grindal, formerly Executive Vice President, Worldwide Trading, was promoted to Executive Vice President and Chief Operating Officer of the Company.

Operational

•As of July 27, 2023, over 2,900 cumulative LNG cargoes totaling approximately 200 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Projects.

Financial

•In July 2023, Fitch Ratings upgraded its issuer credit rating of CCH from BBB- to BBB with a stable outlook.
•In June 2023, CQP entered into a $1.0 billion Senior Unsecured Revolving Credit and Guaranty Agreement (the “CQP Revolving Credit Facility”), and SPL entered into a $1.0 billion Senior Secured Revolving Credit and Guaranty Agreement (the “SPL Revolving Credit Facility”). The CQP Revolving Credit Facility and SPL Revolving Credit Facility each refinanced and replaced the respective existing credit facilities to, among other things, (1) extend the maturity date thereunder, (2) reduce the rate of interest and commitment fees applicable thereunder and (3) make certain other changes to the terms and conditions of the prior credit facilities.
•In June 2023, CQP issued $1.4 billion aggregate principal amount of 5.95% Senior Notes due 2033 (the “2033 CQP Senior Notes”). Using contributed proceeds from the 2033 CQP Senior Notes together with cash on hand, SPL redeemed $1.4 billion of its 5.75% Senior Secured Notes due 2024 (the “2024 SPL Senior Notes”) in July 2023.
•In January 2023, we achieved our second issuer investment grade credit rating from Fitch Ratings of BBB- with a stable outlook. In February 2023, S&P Global Ratings upgraded its issuer credit rating of SPL from BBB to BBB+ with a stable outlook.
•During the three and six months ended June 30, 2023, we accomplished the following pursuant to our capital allocation priorities:
◦We prepaid $201 million and $1.1 billion, respectively, of consolidated long-term indebtedness pursuant to our capital allocation plan, inclusive of $201 million and $600 million, respectively, of debt repurchases in the open market.
◦We repurchased approximately 2.3 million shares and 5.4 million shares, respectively, of our common stock as part of our share repurchase program for $337 million and $788 million, respectively.

◦We paid dividends of $0.395 and $0.790 per share of common stock during the three and six months ended June 30, 2023, respectively.
◦We continued to invest in accretive organic growth, including the Corpus Christi Stage 3 Project, as further described under Investing Cash Flows in Sources and Uses of Cash within Liquidity and Capital Resources.

Results of Operations

Consolidated results of operations

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except per share data)	2023	2022	Variance	2023	2022	Variance
Revenues
LNG revenues	$3,919	$7,873	$(3,954)	$11,010	$15,213	$(4,203)
Regasification revenues	33	68	(35)	67	136	(69)
Other revenues	150	66	84	335	142	193
Total revenues	4,102	8,007	(3,905)	11,412	15,491	(4,079)

Operating costs and expenses (recoveries)
Cost (recovery) of sales (excluding items shown separately below)	912	5,752	(4,840)	(627)	13,088	(13,715)
Operating and maintenance expense	487	419	68	931	808	123
Selling, general and administrative expense	87	77	10	194	173	21
Depreciation and amortization expense	297	276	21	594	547	47
Other	11	6	5	21	11	10
Total operating costs and expenses	1,794	6,530	(4,736)	1,113	14,627	(13,514)

Income from operations	2,308	1,477	831	10,299	864	9,435

Other income (expense)
Interest expense, net of capitalized interest	(291)	(357)	66	(588)	(706)	118
Gain (loss) on modification or extinguishment of debt	(2)	(28)	26	18	(46)	64
Interest rate derivative gain (loss), net	—	(1)	1	—	2	(2)
Interest income	55	7	48	89	8	81
Other income (expense), net	—	(4)	4	3	—	3
Total other expense	(238)	(383)	145	(478)	(742)	264

Income before income taxes and non-controlling interest	2,070	1,094	976	9,821	122	9,699
Less: income tax provision (benefit)	363	181	182	1,679	(10)	1,689
Net income	1,707	913	794	8,142	132	8,010
Less: net income attributable to non-controlling interest	338	172	166	1,339	256	1,083
Net income (loss) attributable to common stockholders	$1,369	$741	$628	$6,803	$(124)	$6,927

Net income (loss) per share attributable to common stockholders—basic	$5.65	$2.92	$2.73	$27.99	$(0.49)	$28.48
Net income (loss) per share attributable to common stockholders—diluted	$5.61	$2.90	$2.71	$27.79	$(0.49)	$28.28

Operational volumes loaded and recognized from the Liquefaction Projects

	Three Months Ended June 30,			Six Months Ended June 30, 2023
(in TBtu)	2023	2022	Variance	2023	2022	Variance
Volumes loaded during the current period	534	564	(30)	1,136	1,136	—
Volumes loaded during the prior period but recognized during the current period	39	40	(1)	56	49	7
Less: volumes loaded during the current period and in transit at the end of the period	(26)	(34)	8	(26)	(34)	8
Total volumes recognized in the current period	547	570	(23)	1,166	1,151	15

Components of LNG revenues and corresponding LNG volumes delivered

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Variance	2023	2022	Variance
LNG revenues (in millions):
LNG from the Liquefaction Projects sold under third party long-term agreements (1)	$2,752	$5,430	$(2,678)	$6,492	$9,568	$(3,076)
LNG from the Liquefaction Projects sold by our integrated marketing function under short-term agreements	1,037	2,171	(1,134)	4,281	5,269	(988)
LNG procured from third parties	132	135	(3)	132	393	(261)
Net derivative gains (losses)	(53)	85	(138)	1	(139)	140
Other revenues	51	52	(1)	104	122	(18)
Total LNG revenues	$3,919	$7,873	$(3,954)	$11,010	$15,213	$(4,203)

Volumes delivered as LNG revenues (in TBtu):
LNG from the Liquefaction Projects sold under third party long-term agreements (1)	495	487	8	1,006	957	49
LNG from the Liquefaction Projects sold by our integrated marketing function under short-term agreements	52	83	(31)	160	194	(34)
LNG procured from third parties	14	4	10	14	15	(1)
Total volumes delivered as LNG revenues	561	574	(13)	1,180	1,166	14

(1)Long-term agreements include agreements with an initial tenure of 12 months or more.
Net income (loss) attributable to common stockholders

The favorable variances of $628 million and $6.9 billion for the three and six months ended June 30, 2023, respectively, as compared to the same periods of 2022, were primarily attributable to:
•favorable variances of $1.7 billion and $9.9 billion (before tax and the impact of non-controlling interest) between the three and six months ended June 30, 2023, respectively, as compared to the same periods of 2022, from changes in fair value and settlement of derivatives between the periods, to gains of $770 million and $5.4 billion in the three and six months ended June 30, 2023, respectively, from losses of $937 million and $4.5 billion in the three and six months ended June 30, 2022, respectively, primarily related to non-cash favorable changes in fair value of our IPM agreements where we procure natural gas at a price indexed to international gas prices as a result of continued moderation of international gas price volatility and declines in international forward commodity curves.
The favorable variances were offset by:
•unfavorable variances of $182 million and $1.7 billion in income tax provision (benefit) between the three and six months ended June 30, 2023, respectively, as compared to the same periods of 2022;
•increases in net income attributable to non-controlling interest of $166 million and $1.1 billion between the three and six months ended June 30, 2023, respectively, as compared to the same periods of 2022; and

•decreased LNG revenues, net of cost (recovery) of sales and excluding the effect of derivatives (as further described above), of $820 million and $428 million between the three and six months ended June 30, 2023, respectively, as compared to the same periods of 2022, the majority of which was attributable to lower margins on LNG delivered.

The following is an additional discussion of the significant drivers of the variance in net income (loss) attributable to common stockholders by line item:
Revenues

The decreases of $3.9 billion and $4.1 billion between the three and six months ended June 30, 2023, respectively, as compared to the same periods of 2022, were primarily attributable to:
•decreased Henry Hub pricing, which contributed $2.8 billion and $3.6 billion decreases between the three and six months ended June 30, 2023, respectively, as compared to the same periods of 2022, for which the majority of our long-term contracts are indexed; and
•decreases of $1.1 billion and $1.2 billion between the three and six months ended June 30, 2023, respectively, as compared to the same periods of 2022, in revenues generated by our marketing function due to a reduction of volumes sold under short-term agreements and declining international prices.

Operating costs and expenses (recoveries)

The $4.7 billion and $13.5 billion favorable variances between the three and six months ended June 30, 2023, respectively, as compared to the same periods of 2022, were primarily attributable to:
•$1.8 billion and $9.8 billion favorable variances between the three and six months ended June 30, 2023, respectively, as compared to the same periods of 2022, from changes in fair value and settlements of derivatives included in cost of sales, from $1.0 billion and $4.4 billion of losses in the three and six months ended June 30, 2022, respectively, to $822 million and $5.4 billion of gains in the three and six months ended June 30, 2023, respectively, primarily related to non-cash favorable changes in fair value of our IPM agreements as described above under the caption Net income (loss) attributable to common stockholders; and
•$3.0 billion and $3.9 billion decreases between the three and six months ended June 30, 2023, respectively, as compared to the same periods of 2022, in cost of sales excluding the effect of derivative changes described above, primarily as a result of $3.0 billion and $4.0 billion, respectively, in decreased cost of natural gas feedstock largely due to lower U.S. natural gas prices.
The favorable variances were partially offset by increases in operating and maintenance expense of $68 million and $123 million for the three and six months ended June 30, 2023, respectively, as compared to the same periods of 2022. For the three months ended June 30, 2023, increases in operating and maintenance expense were primarily due to the completion of planned large-scale maintenance activities on two trains at the SPL Project during June 2023. Further contributing to the increase in operating and maintenance expense during the six months ended June 30, 2023 was other third party service and maintenance contract costs and natural gas transportation and storage capacity demand charges.

Other income (expense)

The $145 million and $264 million favorable variances between the three and six months ended June 30, 2023, respectively, as compared to the same periods of 2022, were primarily attributable to:
•$66 million and $118 million decreases in interest expense, net of capitalized interest between the three and six months ended June 30, 2023, respectively, as compared to the same periods of 2022, as a result of lower debt balances due to repayment of debt in accordance with our capital allocation plan and lower interest costs due to refinancing higher cost debt;
•$48 million and $81 million increases in interest income between the three and six months ended June 30, 2023, respectively, as compared to the same periods of 2022 attributable to higher interest income earned on cash and cash equivalents from higher interest rates in 2023; and
•$26 million and $64 million favorable variances in gain (loss) on modification or extinguishment of debt between the three and six months ended June 30, 2023, respectively, as compared to the same periods of 2022, primarily due to higher losses recognized from the amendment and restatement of CCH’s term loan facility agreement (the “CCH Credit Facility”) and CCH’s working capital facility agreement (the “CCH Working Capital Facility”) during the second quarter of 2022 and the redemption of our 4.25% Convertible Senior Notes due in 2045 (the “2045 Cheniere Convertible Senior Notes”) during the first quarter of 2022, as compared to a minimal loss recognized in the second quarter of 2023. Further contributing to the favorable variance during the six months ended June 30, 2023 was a reduction in premiums paid for the early redemption or repayment of debt principal, as further detailed under Financing Cash Flows in Sources and Uses of Cash within Liquidity and Capital Resources.

Income tax provision (benefit)

The $182 million and $1.7 billion unfavorable variances between the three and six months ended June 30, 2023, respectively, as compared to the same periods of 2022, were primarily attributable to an increase in pre-tax income.

Our effective tax rate was 17.5% and 17.1% for the three and six months ended June 30, 2023, respectively, as compared to 16.5% and (8.2)% for the three and six months ended June 30, 2022, respectively. Our effective tax rate was less than the statutory tax rate of 21% primarily due to CQP income that is not taxable to us. The effective tax rate for the six months ended June 30, 2022 was also impacted by discrete tax benefits primarily related to stock-based compensation awards.

Net income attributable to non-controlling interest

The $166 million and $1.1 billion increase between the three and six months ended June 30, 2023, respectively, as compared to the same periods of 2022, was primarily attributable to $280 million and $2.1 billion increase in CQP’s consolidated net income between the three and six months ended June 30, 2023, respectively, as compared to the same periods of 2022.

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

Commissioning cargoes

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. During the six months ended June 30, 2022, we realized offsets to LNG terminal costs of $204 million corresponding to 15 TBtu attributable to the sale of commissioning cargoes from Train 6 of the SPL Project. We did not have any commissioning cargoes during the three months ended June 30, 2022 or the three and six months ended June 30, 2023.

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

June 30, 2023
Cash and cash equivalents (1)	$4,529
Restricted cash and cash equivalents designated for the following purposes:
SPL Project	241
CCL Project	152
Cash held by our subsidiaries that is restricted to Cheniere	247
Total restricted cash and cash equivalents	640
Available commitments under our credit facilities (2):
SPL Revolving Credit Facility	671
CQP Revolving Credit Facility	1,000
CCH Credit Facility	3,260
CCH Working Capital Facility	1,345
Cheniere’s revolving credit agreement (the “Cheniere Revolving Credit Facility”)	1,250
Total available commitments under our credit facilities	7,526

Total available liquidity	$12,695

(1)Amounts presented include balances held by our consolidated variable interest entity, CQP, as discussed in Note 7—Non-controlling Interest and Variable Interest Entity of our Notes to Consolidated Financial Statements. As of June 30, 2023, assets of CQP, which are included in our Consolidated Balance Sheets, included $1.8 billion of cash and cash equivalents, of which $1.4 billion was used to partially redeem the 2024 SPL Senior Notes in July 2023.
(2)Available commitments represent total commitments less loans outstanding and letters of credit issued under each of our credit facilities as of June 30, 2023. See Note 9—Debt of our Notes to Consolidated Financial Statements for additional information on our credit facilities and other debt instruments.

Our liquidity position subsequent to June 30, 2023 will be driven by future sources of liquidity and future cash requirements. Future sources of liquidity are expected to be composed of (1) cash receipts from executed contracts, under which we are contractually entitled to future consideration, and (2) additional sources of liquidity, from which we expect to receive cash although the cash is not underpinned by executed contracts. Future cash requirements are expected to be composed of (1) cash payments under executed contracts, under which we are contractually obligated to make payments, and (2) additional cash requirements, under which we expect to make payments although we are not contractually obligated to make the payments under executed contracts. For further discussion of our future sources and uses of liquidity, see the liquidity and capital resources disclosures in our annual report on Form 10-K for the fiscal year ended December 31, 2022.

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

•CQP is required under its partnership agreement to distribute to unitholders all available cash on hand at the end of a quarter less the amount of any reserves established by its general partner. Beginning with the distribution paid in the second quarter of 2022, quarterly distributions by CQP are comprised of a base amount plus a variable amount equal to the remaining available cash per unit, which takes into consideration, among other things, amounts reserved for annual debt repayment and capital allocation goals, anticipated capital expenditures to be funded with cash, and cash reserves to provide for the proper conduct of CQP’s business;
•Our 48.6% limited partner interest, 100% general partner interest and incentive distribution rights in CQP limit our right to receive cash held by CQP to the amounts specified by the provisions of CQP’s partnership agreement; and
•SPL and CCH are restricted by affirmative and negative covenants included in certain of their debt agreements in their ability to make certain payments, including distributions, unless specific requirements are satisfied.

Despite the restrictions noted above, we believe that sufficient flexibility exists within the Cheniere complex to enable each independent capital structure to meet its currently anticipated cash requirements. The sources of liquidity at SPL, CQP and CCH primarily fund the cash requirements of the respective entity, and any remaining liquidity not subject to restriction, as supplemented by liquidity provided by Cheniere Marketing, is available to enable Cheniere to meet its cash requirements.

Corpus Christi Stage 3 Project

The following table summarizes the project completion and construction status of the Corpus Christi Stage 3 Project as of June 30, 2023:

Overall project completion percentage	38.1%
Completion percentage of:
Engineering	63.5%
Procurement	56.3%
Subcontract work	47.1%
Construction	4.9%
Date of expected substantial completion	2H 2025 - 1H 2027

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

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$5,000	$5,172
Net cash used in investing activities	(1,068)	(1,033)
Net cash used in financing activities	(1,253)	(2,990)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	3	—
Net increase in cash, cash equivalents and restricted cash and cash equivalents	$2,682	$1,149

Operating Cash Flows

Our operating cash net inflows during the six months ended June 30, 2023 and 2022 were $5.0 billion and $5.2 billion, respectively. The $172 million decrease between the periods was primarily related to timing of cash receipts and payments and lower cash receipts from the sale of LNG cargoes which was partially offset by lower cash outflows for natural gas feedstock, mostly due to lower U.S. natural gas prices.

We are not subject to the 15% corporate alternative minimum tax (“CAMT”) in 2023 based on enacted law and regulatory guidance; however, our CAMT status for 2023 could change in the future, depending on new regulations or regulatory guidance issued by the U.S. Department of the Treasury. The CAMT may cause volatility in our cash tax payment obligations, particularly in periods of significant commodity, currency or financial market variability resulting from potential changes in the fair value of our derivative instruments.

Investing Cash Flows

Our investing cash net outflows in both years primarily were for the construction costs for the Liquefaction Projects. The $35 million increase in 2023 compared to 2022 was primarily due to spend during the six months ended June 30, 2023 related to increased construction work performed by Bechtel for the Corpus Christi Stage 3 Project following our issuance of full notice to proceed to Bechtel in June 2022, partially offset by a decrease in spend due to the completion of Train 6 of the SPL Project in February 2022. We expect our capital expenditures to increase in future periods as construction work progresses on the Corpus Christi Stage 3 Project.

Financing Cash Flows

The following table summarizes our financing activities (in millions):

	Six Months Ended June 30,
	2023	2022
Proceeds from issuances of debt	$1,397	$1,015
Redemptions, repayments and repurchases of debt	(1,098)	(2,715)
Debt issuance and other financing costs	(27)	(43)
Debt modification or extinguishment gains (costs)	26	(30)
Distributions to non-controlling interest	(513)	(427)
Repurchase of common stock	(774)	(565)
Dividends to stockholders	(195)	(170)
Other, net	(69)	(55)
Net cash used in financing activities	$(1,253)	$(2,990)

Debt Issuances

During the six months ended June 30, 2023, CQP issued an aggregate principal amount of $1.4 billion of 2033 CQP Senior Notes. During the six months ended June 30, 2022, we had total borrowings of $575 million on the Cheniere Revolving Credit Facility and $440 million on the CCH Credit Facility. The proceeds from the borrowings during the six months ended June 30, 2022, together with cash on hand, were used to redeem or repurchase $2.7 billion of outstanding indebtedness, entirely associated with redemptions of our outstanding notes or repayment of amounts outstanding under our credit facilities.

Debt Redemptions, Repayments and Repurchases

The following table shows the redemptions, repayments and repurchases of debt, including intra-quarter repayments (in millions):

	Six Months Ended June 30,
	2023	2022
Redemptions, repayments and repurchases of debt
SPL:
2024 SPL Senior Notes	$(200)	$—

CCH:
CCH Credit Facility	—	(1,390)
CCH Working Capital Facility	—	(250)
7.000% Senior Notes due 2024	(498)	—
5.125% Senior Notes due 2027	(69)	—
3.700% Senior Notes due 2029	(237)	—
2.742% Senior Notes due 2039	(94)	—

Cheniere:
2045 Cheniere Convertible Senior Notes	—	(500)
Cheniere Revolving Credit Facility	—	(575)
Total redemptions, repayments and repurchases of debt	$(1,098)	$(2,715)

Non-Controlling Interest Distributions

We own a 48.6% limited partner interest in CQP with the remaining non-controlling limited partner interest held by Blackstone Inc., Brookfield Asset Management Inc. and the public. CQP paid distributions of $513 million and $427 million during the six months ended June 30, 2023 and 2022, respectively, to non-controlling interests.
Repurchase of Common Stock

During the six months ended June 30, 2023 and 2022, we paid $774 million and $565 million to repurchase 5.4 million and 4.4 million shares of our common stock, respectively, as part of our share repurchase program. As of June 30, 2023, we had approximately $2.8 billion remaining under our share repurchase program.

Cash Dividends to Stockholders

During the six months ended June 30, 2023, we paid aggregate dividends of $0.790 per share of common stock, for a total of $195 million paid to common stockholders. We paid aggregate dividends of $0.66 per share of common stock, for a total of $170 million during the six months ended June 30, 2022.

On July 28, 2023, we declared a quarterly dividend of $0.395 per share of common stock that is payable on August 16, 2023 to stockholders of record as of the close of business on August 9, 2023.
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

	June 30, 2023		December 31, 2022
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(4,541)	$1,742	$(10,019)	$2,249
LNG Trading Derivatives	(35)	14	(46)	15

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

	June 30, 2023		December 31, 2022
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
FX Derivatives	$(4)	$—	$(28)	$3

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. There have been no material changes to the legal proceedings disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2022, except for the update presented in our quarterly report on Form 10-Q for the quarterly period ended March 31, 2023.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2022.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes stock repurchases for the three months ended June 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
April 1 - 30, 2023	298,351	$151.52	298,165	$3,129,549,054
May 1 - 31, 2023	1,081,091	$144.47	1,081,091	$2,973,366,327
June 1 - 30, 2023	922,564	$147.42	922,564	$2,837,366,110
Total	2,302,006		2,301,820

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

ITEM 5.    OTHER INFORMATION

Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits our directors and executive officers to enter into trading plans designed to comply with Rule 10b5-1. During the three-month period ending June 30, 2023, none of our executive officers or directors adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6.    EXHIBITS

Exhibit No.
Description
1.1
Purchase Agreement dated as of June 6, 2023, among CQP, the guarantors party thereto and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 1.1 to CQP’s Current Report on Form 8-K (SEC File No. 001-33366), filed on June 7, 2023), included to correct the hyperlink to the previously filed exhibit

4.1
Eighth Supplemental Indenture, dated as of June 21, 2023, among CQP, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture (incorporated by reference to Exhibit 4.1 to CQP’s Current Report on Form 8-K (SEC File No. 001-33366), filed on June 21, 2023)

Exhibit No.
Description
10.1*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Liquefaction Stage 3 Project, dated March 1, 2022, by and between Corpus Christi Liquefaction, LLC and Bechtel Energy, Inc.: (i) the Change Order CO-00022 Refrigerant Storage Packages 1 and 2, dated February 13, 2023, (ii) the Change Order CO-00023 EFG Package #2, dated February 21, 2023, (iii) the Change Order CO-00024 Defrost Improvements (Cold Box), dated February 23, 2023, (iv) the Change Order CO-00025 Miscellaneous Design Improvements, dated February 23, 2023, (v) the Change Order CO-00026 EFG Package #3, dated February 23, 2023, (vi) the Change Order CO-00027 Addition of 86 Lockout Relay on Transformers, dated February 14, 2023, (vii) the Change Order CO-00028 Additional Duct Banks, dated September 15, 2022, (viii) the Change Order CO-00029 2022 FERC Support Hours Interim Adjustment, dated March 13, 2023, (ix) the Change Order CO-00030 Drainage Blanket (A Street), dated April 6, 2023, (x) the Change Order CO-00031 Refrigerant Storage Interface Package #3, dated April 7, 2023, (xi) the Change Order CO-00032 Q4 2022 Commodity Price Rise and Fall (ATT MM), dated April 24, 2023, (xii) the Change Order CO-00033 Lift Owner-Provided Dewar System (Nitrogen Receiver Facility), dated March 1, 2022, (xiii) the Change Order CO-00034 HAZOP Package #1 - Addition of Flame Arrestors for Oil Mist Eliminator Vent, dated April 25, 2023 and (xiv) the Change Order CO-00035 EFG Package #4 (Water Pipeline Pipe Bridge), dated May 19, 2023 (Portions of this exhibit have been omitted.)

10.2*
First Amendment to Second Amended and Restated Revolving Credit Agreement, dated as of June 15, 2023, among the Company, the Lenders and Issuing Banks party thereto, Sumitomo Mitsui Banking Corporation, as ESG Coordinator, and Société Générale, as Administrative Agent

10.3
Registration Rights Agreement, dated as of June 21, 2023, among CQP, the guarantors party thereto and Morgan Stanley & Co. LLC. (incorporated by reference to Exhibit 10.1 to CQP’s Current Report on Form 8-K (SEC File No. 001-33366), filed on June 21, 2023)

10.4*
Credit and Guaranty Agreement, dated as of June 23, 2023, among CQP, as borrower, certain subsidiaries of CQP, as Subsidiary Guarantors, the lenders from time to time party thereto, Société Générale, Natixis, Sumitomo Mitsui Banking Corporation, The Bank of Nova Scotia, and Wells Fargo Bank, as Issuing Banks, MUFG Bank, LTD as Administrative Agent and Coordinating Lead Arranger, and certain arrangers and other participants

10.5
Senior Revolving Credit and Guaranty Agreement, among SPL, as borrower, certain subsidiaries of SPL, The Bank of Nova Scotia, as Senior Facility Agent, Société Générale, as the Common Security Trustee, the issuing banks and lenders from time to time party thereto and other participants (incorporated by reference to Exhibit 10.46 to SPL’s Registration Statement on Form S-4 (SEC File No. 333-273238), filed on July 13, 2023)

10.6
Fourth Amended and Restated Common Terms Agreement, among SPL, as borrower, the Secured Debt Holder Group Representatives party thereto, the Secured Hedge Representatives party thereto, the Secured Gas Hedge Representatives party thereto and Société Générale, as the Common Security Trustee and the Intercreditor Agent (incorporated by reference to Exhibit 10.44 to SPL’s Registration Statement on Form S-4 (SEC File No. 333-273238), filed on July 13, 2023)

10.7*
Letter agreement regarding change from LIBOR to SOFR, dated May 18, 2023, to LNG Sale and Purchase Agreement, dated April 1, 2014, between CCL and Endesa S.A. (assignee of Endesa Generacion S.A.), as amended

10.8*	Letter agreement regarding change from LIBOR to SOFR, dated May 18, 2023, to LNG Sale and Purchase Agreement, dated April 7, 2014, between CCL and Endesa S.A., as amended
10.9*
Letter agreement regarding change from LIBOR to SOFR, dated June 8, 2023, to LNG Sale and Purchase Agreement, dated June 2, 2014, between CCL and Naturgy LNG GOM, Limited (assignee of Gas Natural Fenosa LNG SL), as amended

10.10*	Letter agreement regarding change from LIBOR to SOFR, dated May 18, 2023, to LNG Sale and Purchase Agreement, dated January 25, 2012, between SPL and BG Gulf Coast LNG, LLC, as amended
10.11*	Letter agreement regarding change from LIBOR to SOFR, dated June 16, 2023, to LNG Sale and Purchase Agreement, dated December 11, 2011, between SPL and GAIL (India) Limited, as amended
10.12*	Letter agreement regarding change from LIBOR to SOFR, dated June 30, 2023, to LNG Sale and Purchase Agreement, dated January 30, 2012, between SPL and Korea Gas Corporation, as amended
10.13*
Letter agreement regarding change from LIBOR to SOFR, dated June 8, 2023, to LNG Sale and Purchase Agreement, dated November 21, 2011, between SPL and Naturgy LNG GOM, Limited (assignee of Gas Natural Aprovisionamientos SDG S.A.), as amended

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

CHENIERE ENERGY, INC.

Date:	August 2, 2023	By:	/s/ Zach Davis
Zach Davis
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	August 2, 2023	By:	/s/ David Slack
David Slack
Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)