Form 10-Q
period 2023-09-30
Cheniere Energy, Inc.
filed 2023-11-02
CIK 3570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of October 26, 2023, the issuer had 238,254,866 shares of Common Stock outstanding.

CHENIERE ENERGY, INC.

i

DEFINITIONS

As used in this quarterly report, the terms listed below have the following meanings:

Common Industry and Other Terms

ASU	Accounting Standards Update
Bcf	billion cubic feet
Bcf/d	billion cubic feet per day
Bcf/yr	billion cubic feet per year
Bcfe	billion cubic feet equivalent
DOE	U.S. Department of Energy
EPC	engineering, procurement and construction
ESG	environmental, social and governance
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FID	final investment decision
FTA countries	countries with which the United States has a free trade agreement providing for national treatment for trade in natural gas
GAAP	generally accepted accounting principles in the United States
Henry Hub	the final settlement price (in USD per MMBtu) for the New York Mercantile Exchange’s Henry Hub natural gas futures contract for the month in which a relevant cargo’s delivery window is scheduled to begin
IPM agreements	integrated production marketing agreements in which the gas producer sells to us gas on a global LNG index price, less a fixed liquefaction fee, shipping and other costs
LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas, a product of natural gas that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state
MMBtu	million British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
mtpa	million tonnes per annum
non-FTA countries	countries with which the United States does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SPA	LNG sale and purchase agreement
TBtu	trillion British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
TUA	terminal use agreement

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of September 30, 2023, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

Cheniere Energy, Inc. ("Cheniere") (NYSE American: LNG)
100% Interest
Cheniere Marketing, LLC and subsidiaries ("Cheniere Marketing")
100% Interest
Cheniere Energy Partners GP, LLC ("Cheniere Partners GP")
48.6% LP Interest
104,488,671 Common Units
135,383,831 Subordinated Units
2.0% GP Interest & Incentive Dist. Rights
Cheniere Energy Partners, L.P. ("CQP") (NYSE American: CQP)
Blackstone and Public Unitholders 49.4% LP Interest 244,136,621 Common Units
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
Sabine Pass Liquefaction Stage V, LLC ("SPL Stage V")

Unless the context requires otherwise, references to “Cheniere,” the “Company,” “we,” “us” and “our” refer to Cheniere Energy, Inc. and its consolidated subsidiaries, including our publicly traded subsidiary, CQP.

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
LNG revenues	$3,974	$8,236	$14,984	$23,449
Regasification revenues	34	455	101	591
Other revenues	151	161	486	303
Total revenues	4,159	8,852	15,571	24,343

Operating costs and expenses (recoveries)
Cost (recovery) of sales (excluding items shown separately below)	556	11,073	(71)	24,161
Operating and maintenance expense	445	419	1,376	1,227
Selling, general and administrative expense	102	92	296	265
Depreciation and amortization expense	298	280	892	827
Other	3	4	24	15
Total operating costs and expenses	1,404	11,868	2,517	26,495

Income (loss) from operations	2,755	(3,016)	13,054	(2,152)

Other income (expense)
Interest expense, net of capitalized interest	(283)	(354)	(871)	(1,060)
Gain (loss) on modification or extinguishment of debt	(3)	3	15	(43)
Interest and dividend income	58	20	147	28
Other income (expense), net	4	(49)	7	(47)
Total other expense	(224)	(380)	(702)	(1,122)

Income (loss) before income taxes and non-controlling interest	2,531	(3,396)	12,352	(3,274)
Less: income tax provision (benefit)	440	(752)	2,119	(762)
Net income (loss)	2,091	(2,644)	10,233	(2,512)
Less: net income (loss) attributable to non-controlling interest	390	(259)	1,729	(3)
Net income (loss) attributable to common stockholders	$1,701	$(2,385)	$8,504	$(2,509)

Net income (loss) per share attributable to common stockholders—basic (1)	$7.08	$(9.54)	$35.12	$(9.94)
Net income (loss) per share attributable to common stockholders—diluted (1)	$7.03	$(9.54)	$34.87	$(9.94)

Weighted average number of common shares outstanding—basic	240.2	249.9	242.1	252.5
Weighted average number of common shares outstanding—diluted	242.0	249.9	243.9	252.5
___________________
(1)Earnings per share in the table may not recalculate exactly due to rounding because it is calculated based on whole numbers, not the rounded numbers presented.

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (1)
(in millions, except share data)

	September 30,	December 31,
	2023	2022
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$3,861	$1,353
Restricted cash and cash equivalents	422	1,134
Trade and other receivables, net of current expected credit losses	811	1,944
Inventory	400	826
Current derivative assets	95	120
Margin deposits	73	134
Other current assets, net	107	97
Total current assets	5,769	5,608

Property, plant and equipment, net of accumulated depreciation	32,053	31,528
Operating lease assets	2,549	2,625
Derivative assets	620	35
Goodwill	77	77
Deferred tax assets	40	864
Other non-current assets, net	611	529
Total assets	$41,719	$41,266

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$126	$124
Accrued liabilities	1,433	2,679
Current debt, net of discount and debt issuance costs	349	813
Deferred revenue	209	234
Current operating lease liabilities	612	616
Current derivative liabilities	991	2,301
Other current liabilities	38	28
Total current liabilities	3,758	6,795

Long-term debt, net of discount and debt issuance costs	23,389	24,055
Operating lease liabilities	1,907	1,971
Finance lease liabilities	476	494
Derivative liabilities	2,882	7,947
Deferred tax liabilities	1,178	—
Other non-current liabilities	222	175

Stockholders’ equity (deficit)
Preferred stock: $0.0001 par value, 5.0 million shares authorized, none issued	—	—
Common stock: $0.003 par value, 480.0 million shares authorized; 277.8 million shares and 276.7 million shares issued at September 30, 2023 and December 31, 2022, respectively	1	1
Treasury stock: 39.0 million shares and 31.2 million shares at September 30, 2023 and December 31, 2022, respectively, at cost	(3,522)	(2,342)
Additional paid-in-capital	4,394	4,314
Accumulated income (deficit)	3,271	(4,942)
Total Cheniere stockholders’ equity (deficit)	4,144	(2,969)
Non-controlling interest	3,763	2,798
Total stockholders’ equity (deficit)	7,907	(171)
Total liabilities and stockholders’ equity (deficit)	$41,719	$41,266

(1)Amounts presented include balances held by our consolidated variable interest entity (“VIE”), CQP, as further discussed in Note 7—Non-controlling Interest and Variable Interest Entity. As of September 30, 2023, total assets and liabilities of CQP were $17.8 billion and $19.0 billion, respectively, including $499 million of cash and cash equivalents and $35 million of restricted cash and cash equivalents.

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions)
(unaudited)

Three and Nine Months Ended September 30, 2023
	Total Stockholders’ Equity (Deficit)
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Income (Deficit)	Non-controlling Interest	Total Equity (Deficit)
	Shares	Par Value Amount	Shares	Amount
Balance at December 31, 2022	245.5	$1	31.2	$(2,342)	$4,314	$(4,942)	$2,798	$(171)
Vesting of share-based compensation awards	1.0	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	43	—	—	43
Issued shares withheld from employees related to share-based compensation, at cost	(0.2)	—	0.2	(26)	(29)	—	—	(55)
Shares repurchased, at cost	(3.1)	—	3.1	(453)	—	—	—	(453)
Net income attributable to non-controlling interest	—	—	—	—	—	—	1,001	1,001
Distributions to non-controlling interest	—	—	—	—	—	—	(261)	(261)
Dividends declared ($0.395 per common share)	—	—	—	—	—	(98)	—	(98)
Net income attributable to common stockholders	—	—	—	—	—	5,434	—	5,434
Balance at March 31, 2023	243.2	1	34.5	(2,821)	4,328	394	3,538	5,440
Share-based compensation	—	—	—	—	36	—	—	36
Issued shares withheld from employees related to share-based compensation, at cost	—	—	—	—	(1)	—	—	(1)
Shares repurchased, at cost	(2.3)	—	2.3	(341)	—	—	—	(341)
Net income attributable to non-controlling interest	—	—	—	—	—	—	338	338
Distributions to non-controlling interest	—	—	—	—	—	—	(252)	(252)
Dividends declared ($0.395 per common share)	—	—	—	—	—	(97)	—	(97)
Net income attributable to common stockholders	—	—	—	—	—	1,369	—	1,369
Balance at June 30, 2023	240.9	1	36.8	(3,162)	4,363	1,666	3,624	6,492
Vesting of share-based compensation awards	0.1	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	37	—	—	37
Issued shares withheld from employees related to share-based compensation, at cost	—	—	—	—	(6)	—	—	(6)
Shares repurchased, at cost	(2.2)	—	2.2	(360)	—	—	—	(360)
Net income attributable to non-controlling interest	—	—	—	—	—	—	390	390
Distributions to non-controlling interest	—	—	—	—	—	—	(251)	(251)
Dividends declared ($0.395 per common share)	—	—	—	—	—	(96)	—	(96)
Net income attributable to common stockholders	—	—	—	—	—	1,701	—	1,701
Balance at September 30, 2023	238.8	$1	39.0	$(3,522)	$4,394	$3,271	$3,763	$7,907

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)—CONTINUED
(in millions)
(unaudited)

Three and Nine Months Ended September 30, 2022
	Total Stockholders’ Deficit
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total Deficit
	Shares	Par Value Amount	Shares	Amount
Balance at December 31, 2021	253.6	$1	21.6	$(928)	$4,377	$(6,021)	$2,538	$(33)
Vesting of share-based compensation awards	1.3	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	38	—	—	38
Issued shares withheld from employees related to share-based compensation, at cost	(0.3)	—	0.3	(35)	(18)	—	—	(53)
Shares repurchased, at cost	(0.2)	—	0.2	(25)	—	—	—	(25)
Adoption of ASU 2020-06, net of tax	—	—	—	—	(153)	4	—	(149)
Net income attributable to non-controlling interest	—	—	—	—	—	—	84	84
Distributions to non-controlling interest	—	—	—	—	—	—	(171)	(171)
Dividends declared ($0.33 per common share)	—	—	—	—	—	(85)	—	(85)
Net loss attributable to common stockholders	—	—	—	—	—	(865)	—	(865)
Balance at March 31, 2022	254.4	1	22.1	(988)	4,244	(6,967)	2,451	(1,259)
Vesting of share-based compensation awards	0.1	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	34	—	—	34
Issued shares withheld from employees related to share-based compensation, at cost	—	—	—	(1)	(1)	—	—	(2)
Shares repurchased, at cost	(4.1)	—	4.1	(540)	—	—	—	(540)
Net income attributable to non-controlling interest	—	—	—	—	—	—	172	172
Distributions to non-controlling interest	—	—	—	—	—	—	(256)	(256)
Dividends declared ($0.33 per common share)	—	—	—	—	—	(85)	—	(85)
Net income attributable to common stockholders	—	—	—	—	—	741	—	741
Balance at June 30, 2022	250.4	1	26.2	(1,529)	4,277	(6,311)	2,367	(1,195)
Vesting of share-based compensation awards	0.1	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	34	—	—	34
Issued shares withheld from employees related to share-based compensation, at cost	—	—	—	(5)	(2)	—	—	(7)
Shares repurchased, at cost	(0.6)	—	0.6	(75)	—	—	—	(75)
Net loss attributable to non-controlling interest	—	—	—	—	—	—	(259)	(259)
Distributions to non-controlling interest	—	—	—	—	—	—	(259)	(259)
Dividends declared ($0.33 per common share)	—	—	—	—	—	(84)	—	(84)
Dividends declared ($0.395 per common share)	—	—	—	—	—	(100)	—	(100)
Net loss attributable to common stockholders	—	—	—	—	—	(2,385)	—	(2,385)
Balance at September 30, 2022	249.9	$1	26.8	$(1,609)	$4,309	$(8,880)	$1,849	$(4,330)
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$10,233	$(2,512)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized foreign currency exchange gain, net	(2)	(10)
Depreciation and amortization expense	892	827
Share-based compensation expense	128	115
Amortization of debt issuance costs, premium and discount	34	43
Reduction of right-of-use assets	464	444
Loss (gain) on modification or extinguishment of debt	(15)	43
Total losses (gains) on derivative instruments, net	(6,839)	10,228
Net cash used for settlement of derivative instruments	(96)	(702)
Equity in losses (earnings) of unconsolidated entities	(4)	55
Deferred taxes	2,015	(856)
Other, net	7	11
Changes in operating assets and liabilities:
Trade and other receivables	1,134	(389)
Inventory	422	(426)
Margin deposits	61	498
Contract assets	11	(387)
Other current assets	(24)	57
Accounts payable and accrued liabilities	(1,261)	938
Total deferred revenue	27	91
Total operating lease liabilities	(456)	(460)
Other, net	(33)	(37)
Net cash provided by operating activities	6,698	7,571

Cash flows from investing activities
Property, plant and equipment, net	(1,430)	(1,339)
Investment in equity method investments	(36)	(10)
Other, net	(12)	1
Net cash used in investing activities	(1,478)	(1,348)

Cash flows from financing activities
Proceeds from issuances of debt	1,397	1,015
Redemptions, repayments and repurchases of debt	(2,548)	(4,005)
Debt issuance and other financing costs	(32)	(44)
Debt modification or extinguishment gains (costs)	26	(33)
Distributions to non-controlling interest	(764)	(686)
Payments related to tax withholdings for share-based compensation	(62)	(62)
Repurchase of common stock	(1,132)	(640)
Dividends to stockholders	(291)	(251)
Payments of finance lease liabilities	(20)	(1)
Net cash used in financing activities	(3,426)	(4,707)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	2	5

Net increase in cash, cash equivalents and restricted cash and cash equivalents	1,796	1,521
Cash, cash equivalents and restricted cash and cash equivalents—beginning of period	2,487	1,817
Cash, cash equivalents and restricted cash and cash equivalents—end of period	$4,283	$3,338

Balances per Consolidated Balance Sheet:

September 30, 2023
Cash and cash equivalents	$3,861
Restricted cash and cash equivalents	422
Total cash, cash equivalents and restricted cash and cash equivalents	$4,283
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

CQP owns the Sabine Pass LNG Terminal, which has natural gas liquefaction facilities consisting of six operational Trains, for a total production capacity of approximately 30 mtpa of LNG (the “SPL Project”). The Sabine Pass LNG Terminal also has operational regasification facilities that include five LNG storage tanks, vaporizers and three marine berths. Additionally, the Sabine Pass LNG Terminal includes a 94-mile pipeline owned by CTPL, a subsidiary of CQP, that interconnects our facilities with a number of large interstate and intrastate pipelines. As of September 30, 2023, we owned 100% of the general partner interest and a 48.6% limited partner interest in CQP.

The Corpus Christi LNG Terminal currently has three operational Trains for a total production capacity of approximately 15 mtpa of LNG, three LNG storage tanks and two marine berths. Additionally, we are constructing an expansion of the Corpus Christi LNG Terminal (the “Corpus Christi Stage 3 Project”) for seven midscale Trains with an expected total production capacity of over 10 mtpa of LNG. Through our subsidiary CCP, we also own a 21.5-mile natural gas supply pipeline that interconnects the Corpus Christi LNG Terminal with several interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline” and together with the Corpus Christi LNG Terminal and the Corpus Christi Stage 3 Project, the “CCL Project”).

We have increased available liquefaction capacity at the SPL Project and the CCL Project (collectively, the “Liquefaction Projects”) as a result of debottlenecking and other optimization projects. We hold significant land positions at both the Sabine Pass LNG Terminal and the Corpus Christi LNG Terminal which provide opportunity for further liquefaction capacity expansion. In March 2023, certain of our subsidiaries submitted an application with the FERC under the Natural Gas Act for an expansion adjacent to the CCL Project consisting of two midscale Trains with an expected total production capacity of approximately 3 mtpa of LNG. In May 2023, certain subsidiaries of CQP entered the pre-filing review process with the FERC under the National Environmental Policy Act for an expansion adjacent to the SPL Project with a potential production capacity of up to 20 mtpa of LNG. The development of these sites or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before we make a positive FID.

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

Results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2023.

Recent Accounting Standards

ASU 2020-04

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance primarily provides temporary optional expedients which simplify the accounting for contract modifications to existing contracts as a result of the market transition from LIBOR to alternative reference rates. The temporary optional expedients under the standard became effective March 12, 2020 and will be available until December 31, 2024 following a subsequent amendment to the standard.

As further detailed in Note 9—Debt, all of our existing credit facilities include a variable interest rate indexed to SOFR, incorporated through amendments or replacements of previous credit facilities subsequent to the effective date of ASU

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
2020-04. We elected to apply the optional expedients as applicable to certain modified or replaced facilities; however, the impact of applying the optional expedients was not material, and the transition to SOFR did not have a material impact on our cash flows.

NOTE 2—RESTRICTED CASH AND CASH EQUIVALENTS

As of September 30, 2023 and December 31, 2022, we had $422 million and $1.1 billion of restricted cash and cash equivalents, respectively, for which the usage or withdrawal of such cash is restricted, primarily to the payment of liabilities related to the Liquefaction Projects, as required under certain debt arrangements.
NOTE 3—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses consisted of the following (in millions):

	September 30,	December 31,
	2023	2022
Trade receivables
SPL and CCL	$418	$922
Cheniere Marketing	323	917
Other receivables	70	105
Total trade and other receivables, net of current expected credit losses	$811	$1,944

NOTE 4—INVENTORY

Inventory consisted of the following (in millions):

	September 30,	December 31,
	2023	2022
LNG in-transit	$82	$356
LNG	90	212
Materials	199	194
Natural gas	27	60
Other	2	4
Total inventory	$400	$826

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 5—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	September 30,	December 31,
	2023	2022
LNG terminal
Terminal and interconnecting pipeline facilities	$33,881	$33,815
Site and related costs	461	451
Construction-in-process	2,981	1,685
Accumulated depreciation	(5,821)	(4,985)
Total LNG terminal, net of accumulated depreciation	31,502	30,966
Fixed assets and other
Computer and office equipment	36	33
Furniture and fixtures	20	20
Computer software	125	121
Leasehold improvements	69	48
Other	21	20
Accumulated depreciation	(202)	(191)
Total fixed assets and other, net of accumulated depreciation	69	51
Assets under finance leases
Marine assets	532	533
Accumulated depreciation	(50)	(22)
Total assets under finance leases, net of accumulated depreciation	482	511
Property, plant and equipment, net of accumulated depreciation	$32,053	$31,528

The following table shows depreciation expense and offsets to LNG terminal costs (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Depreciation expense	$296	$278	$887	$822
Offsets to LNG terminal costs (1)	—	—	—	204

(1)We recognize offsets to LNG terminal costs related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of the respective Trains of the Liquefaction Projects during the testing phase for its construction.

NOTE 6—DERIVATIVE INSTRUMENTS

We have entered into the following derivative instruments:
•commodity derivatives consisting of natural gas and power supply contracts, including those under our IPM agreements, for the development, commissioning and operation of the Liquefaction Projects and associated economic hedges (collectively, the “Liquefaction Supply Derivatives”);
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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis, by the fair value hierarchy levels prescribed by GAAP (in millions):

	Fair Value Measurements as of
	September 30, 2023				December 31, 2022
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$19	$54	$(3,216)	$(3,143)	$(66)	$(29)	$(9,924)	$(10,019)
LNG Trading Derivatives asset (liability)	(29)	7	—	(22)	1	(47)	—	(46)
FX Derivatives asset (liability)	—	7	—	7	—	(28)	—	(28)

We value our Liquefaction Supply Derivatives and LNG Trading Derivatives using a market or option-based approach incorporating present value techniques, as needed, which incorporates observable commodity price curves, when available, and other relevant data. We value our FX Derivatives with a market approach using observable FX rates and other relevant data.

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

We include a significant portion of our Liquefaction Supply Derivatives as Level 3 within the valuation hierarchy as the fair value is developed through the use of internal models which incorporate significant unobservable inputs. In instances where observable data is unavailable, consideration is given to the assumptions that market participants may use in valuing the asset or liability. To the extent valued using an option pricing model, we consider the future prices of energy units for unobservable periods to be a significant unobservable input to estimated net fair value. In estimating the future prices of energy units, we make judgments about market risk related to liquidity of commodity indices and volatility utilizing available market data. Changes in facts and circumstances or additional information may result in revised estimates and judgments, and actual results may differ from these estimates and judgments. We derive our volatility assumptions based on observed historical settled global LNG market pricing or accepted proxies for global LNG market pricing as well as settled domestic natural gas pricing. Such volatility assumptions also contemplate, as of the balance sheet date, observable forward curve data of such indices, as well as evolving available industry data and independent studies. In developing our volatility assumptions, we acknowledge that the global LNG industry is inherently influenced by events such as unplanned supply constraints, geopolitical incidents, unusual climate events including drought and uncommonly mild, by historical standards, winters and summers, and real or threatened disruptive operational impacts to global energy infrastructure. Our current estimate of volatility does not exclude the impact of otherwise rare events unless we believe market participants would exclude such events on account of their assertion that those events were specific to our company and deemed within our control.

The Level 3 fair value measurements of our natural gas positions within our Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for our Level 3 Liquefaction Supply Derivatives as of September 30, 2023:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Liquefaction Supply Derivatives	$(3,216)	Market approach incorporating present value techniques	Henry Hub basis spread	$(1.245) - $0.638 / $(0.031)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	83% - 422% / 188%

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

The following table shows the changes in the fair value of our Level 3 Liquefaction Supply Derivatives and LNG Trading Derivatives (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance, beginning of period	$(4,611)	$(8,462)	$(9,924)	$(4,036)
Realized and change in fair value gains (losses) included in net income (loss) (1):
Included in cost of sales, existing deals (2)	1,197	(5,668)	5,350	(8,825)
Included in cost of sales, new deals (3)	8	—	26	—
Purchases and settlements:
Purchases (4)	—	4	—	(1,390)
Settlements (5)	187	322	1,323	446
Transfers out of level 3 (6)	3	(1)	9	—
Balance, end of period	$(3,216)	$(13,805)	$(3,216)	$(13,805)
Favorable (unfavorable) changes in fair value relating to instruments still held at the end of the period	$1,205	$(5,668)	$5,376	$(8,825)

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

Commodity Derivatives

SPL and CCL hold Liquefaction Supply Derivatives which are primarily indexed to the natural gas market and international LNG indices. The firm terms of the Liquefaction Supply Derivatives range up to approximately 15 years, some of which commence upon the satisfaction of certain events or states of affairs.

Cheniere Marketing has historically entered into, and may from time to time enter into, LNG transactions that provide for contractual net settlement. Such transactions are accounted for as LNG Trading Derivatives along with financial

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
commodity contracts in the form of swaps or futures. The terms of LNG Trading Derivatives range up to approximately one year.

The following table shows the notional amounts of our Liquefaction Supply Derivatives and LNG Trading Derivatives (collectively, “Commodity Derivatives”):

	September 30, 2023		December 31, 2022
	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives	Liquefaction Supply Derivatives	LNG Trading Derivatives
Notional amount, net (in TBtu)	13,542	6	14,504	50

(1)Excludes notional amounts associated with extension options that were uncertain to be taken as of September 30, 2023.

The following table shows the effect and location of our Commodity Derivatives recorded on our Consolidated Statements of Operations (in millions):

		Gain (Loss) Recognized in Consolidated Statements of Operations
	Consolidated Statements of Operations Location (1)	Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
LNG Trading Derivatives	LNG revenues	$19	$(237)	$34	$(454)
LNG Trading Derivatives	Recovery (cost) of sales	(8)	(4)	(95)	103
Liquefaction Supply Derivatives (2)	LNG revenues	1	(3)	(5)	8
Liquefaction Supply Derivatives (2)	Recovery (cost) of sales	1,403	(5,508)	6,900	(10,008)

(1)Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.
(2)Does not include the realized value associated with Liquefaction Supply Derivatives that settle through physical delivery.

FX Derivatives

Cheniere Marketing holds FX Derivatives to protect against the volatility in future cash flows attributable to changes in international currency exchange rates. The FX Derivatives are executed primarily to economically hedge the foreign currency exposure arising from cash flows expended for both physical and financial LNG transactions that are denominated in a currency other than the United States dollar. The terms of FX Derivatives range up to approximately one year.

The total notional amount of our FX Derivatives was $266 million and $619 million as of September 30, 2023 and December 31, 2022, respectively.

The following table shows the effect and location of our FX Derivatives recorded on our Consolidated Statements of Operations (in millions):

		Gain Recognized in Consolidated Statements of Operations
	Consolidated Statements of Operations Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
FX Derivatives	LNG revenues	$13	$54	$5	$121

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Fair Value and Location of Derivative Assets and Liabilities on the Consolidated Balance Sheets

The following table shows the fair value and location of our derivative instruments on our Consolidated Balance Sheets (in millions):

	September 30, 2023
	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives (2)	FX Derivatives	Total
Consolidated Balance Sheets Location
Current derivative assets	$62	$23	$10	$95
Derivative assets	620	—	—	620
Total derivative assets	682	23	10	715

Current derivative liabilities	(943)	(45)	(3)	(991)
Derivative liabilities	(2,882)	—	—	(2,882)
Total derivative liabilities	(3,825)	(45)	(3)	(3,873)

Derivative asset (liability), net	$(3,143)	$(22)	$7	$(3,158)

	December 31, 2022
	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives (2)	FX Derivatives	Total
Consolidated Balance Sheets Location
Current derivative assets	$36	$84	$—	$120
Derivative assets	35	—	—	35
Total derivative assets	71	84	—	155

Current derivative liabilities	(2,143)	(130)	(28)	(2,301)
Derivative liabilities	(7,947)	—	—	(7,947)
Total derivative liabilities	(10,090)	(130)	(28)	(10,248)

Derivative liability, net	$(10,019)	$(46)	$(28)	$(10,093)

(1)Does not include collateral posted with counterparties by us of $1 million and $111 million as of September 30, 2023 and December 31, 2022, respectively, which are included in margin deposits on our Consolidated Balance Sheets, and collateral posted by counterparties to us of $1 million and zero as of September 30, 2023 and December 31, 2022, respectively, which are included in other current liabilities on our Consolidated Balance Sheets.
(2)Does not include collateral posted with counterparties by us of $72 million and $23 million, as of September 30, 2023 and December 31, 2022, respectively, which are included in margin deposits on our Consolidated Balance Sheets.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Consolidated Balance Sheets Presentation

The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions) for our derivative instruments that are presented on a net basis on our Consolidated Balance Sheets:

	Liquefaction Supply Derivatives	LNG Trading Derivatives	FX Derivatives

As of September 30, 2023
Gross assets	$1,161	$23	$10
Offsetting amounts	(479)	—	—
Net assets (1)	$682	$23	$10

Gross liabilities	$(3,911)	$(51)	$(3)
Offsetting amounts	86	6	—
Net liabilities (2)	$(3,825)	$(45)	$(3)

As of December 31, 2022
Gross assets	$76	$87	$—
Offsetting amounts	(5)	(3)	—
Net assets (1)	$71	$84	$—

Gross liabilities	$(10,436)	$(132)	$(29)
Offsetting amounts	346	2	1
Net liabilities (2)	$(10,090)	$(130)	$(28)

(1)Includes current and non-current derivative assets of $95 million and $620 million, respectively, as of September 30, 2023 and $120 million and $35 million, respectively, as of December 31, 2022.
(2)Includes current and non-current derivative liabilities of $991 million and $2,882 million, respectively, as of September 30, 2023 and $2,301 million and $7,947 million, respectively, as of December 31, 2022.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table presents the summarized consolidated assets and liabilities (in millions) of CQP, which are included in our Consolidated Balance Sheets. The assets in the table below may only be used to settle obligations of CQP. In addition, there is no recourse to us for the consolidated VIE’s liabilities. The assets and liabilities in the table below include third party assets and liabilities of CQP only and exclude intercompany balances between CQP and Cheniere that eliminate in the Consolidated Financial Statements of Cheniere.

	September 30,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$499	$904
Restricted cash and cash equivalents	35	92
Trade and other receivables, net of current expected credit losses	287	627
Other current assets	225	269
Total current assets	1,046	1,892

Property, plant and equipment, net of accumulated depreciation	16,341	16,725
Other non-current assets, net	377	288
Total assets	$17,764	$18,905

LIABILITIES
Current liabilities
Accrued liabilities	$646	$1,384
Current debt, net of discount and debt issuance costs	349	—
Current derivative liabilities	294	769
Other current liabilities	217	191
Total current liabilities	1,506	2,344

Long-term debt, net of premium, discount and debt issuance costs	15,600	16,198
Derivative liabilities	1,731	3,024
Other non-current liabilities	141	98
Total liabilities	$18,978	$21,664

NOTE 8—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	September 30,	December 31,
	2023	2022
Natural gas purchases	$607	$1,621
Interest costs and related debt fees	260	383
LNG terminals and related pipeline costs	244	240
Compensation and benefits	118	245
LNG purchases	22	88
Other accrued liabilities	182	102
Total accrued liabilities	$1,433	$2,679

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 9—DEBT
Debt consisted of the following (in millions):

	September 30,	December 31,
	2023	2022
SPL:
Senior Secured Notes:
5.75% due 2024 (the “2024 SPL Senior Notes”)	$350	$2,000
5.625% due 2025	2,000	2,000
5.875% due 2026	1,500	1,500
5.00% due 2027	1,500	1,500
4.200% due 2028	1,350	1,350
4.500% due 2030	2,000	2,000
4.746% weighted average rate due 2037	1,782	1,782
Total SPL Senior Secured Notes	10,482	12,132
Working capital revolving credit and letter of credit reimbursement agreement (the “SPL Working Capital Facility”)	—	—
Revolving credit and guaranty agreement (the “SPL Revolving Credit Facility”)	—	—
Total debt - SPL	10,482	12,132

CQP:
Senior Notes:
4.500% due 2029	1,500	1,500
4.000% due 2031	1,500	1,500
3.25% due 2032	1,200	1,200
5.95% due 2033 (the “2033 CQP Senior Notes”)	1,400	—
Total CQP Senior Notes	5,600	4,200
Credit facilities (the “CQP Credit Facilities”)	—	—
Revolving credit and guaranty agreement (the “CQP Revolving Credit Facility”)	—	—
Total debt - CQP	5,600	4,200

CCH:
Senior Secured Notes:
7.000% due 2024 (the “2024 CCH Senior Notes”)	—	498
5.875% due 2025	1,491	1,491
5.125% due 2027	1,201	1,271
3.700% due 2029	1,125	1,361
3.788% weighted average rate due 2039	2,539	2,633
Total CCH Senior Secured Notes	6,356	7,254
Term loan facility agreement (the “CCH Credit Facility”)	—	—
Working capital facility agreement (the “CCH Working Capital Facility”) (1)	—	—
Total debt - CCH	6,356	7,254

Cheniere:
4.625% Senior Notes due 2028	1,500	1,500
Revolving credit agreement (the “Cheniere Revolving Credit Facility”)	—	—
Total debt - Cheniere	1,500	1,500

Total debt	23,938	25,086

Current debt, net of discount and debt issuance costs	(349)	(813)
Long-term portion of unamortized discount and debt issuance costs, net	(200)	(218)
Total long-term debt, net of discount and debt issuance costs	$23,389	$24,055

(1)The CCH Working Capital Facility is classified as short-term debt as we are required to reduce the aggregate outstanding principal amount to zero for a period of five consecutive business days at least once each year.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Credit Facilities

Below is a summary of our committed credit facilities outstanding as of September 30, 2023 (in millions):

	SPL Revolving Credit Facility (1)	CQP Revolving Credit Facility (1)	CCH Credit Facility	CCH Working Capital Facility	Cheniere Revolving Credit Facility (2)
Total facility size	$1,000	$1,000	$3,260	$1,500	$1,250
Less:
Outstanding balance	—	—	—	—	—
Letters of credit issued	284	—	—	155	—
Available commitment	$716	$1,000	$3,260	$1,345	$1,250

Priority ranking	Senior secured	Senior unsecured	Senior secured	Senior secured	Unsecured
Interest rate on available balance (3)	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.0% - 1.75% or base rate plus 0.0% - 0.75%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.125% - 2.0% or base rate plus 0.125% - 1.0%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.5% or base rate plus 0.5%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.0% - 1.5% or base rate plus 0.0% - 0.5%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.075% - 2.20% or base rate plus 0.115% - 0.365%
Commitment fees on undrawn balance (3)	0.075% - 0.30%	0.10% - 0.30%	0.525%	0.10% - 0.20%	0.115% - 0.365% (4)
Maturity date	June 23, 2028	June 23, 2028	(5)	June 15, 2027	October 28, 2026

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

As of September 30, 2023, each of our issuers was in compliance with all covenants related to their respective debt agreements.

Interest Expense

Total interest expense, net of capitalized interest, consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total interest cost	$316	$376	$956	$1,118
Capitalized interest	(33)	(22)	(85)	(58)
Total interest expense, net of capitalized interest	$283	$354	$871	$1,060

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our senior notes (in millions):

	September 30, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Senior notes	$23,938	$22,052	$25,086	$23,500

(1)As of September 30, 2023 and December 31, 2022, $2.8 billion and $3.0 billion, respectively, of the fair value of our senior notes were classified as Level 3 since these senior notes were valued by applying an unobservable illiquidity adjustment to the price derived from trades or indicative bids of instruments with similar terms, maturities and credit standing. The remainder of our senior notes are classified as Level 2, based on prices derived from trades or indicative bids of the instruments.

The estimated fair value of our credit facilities approximates the principal amount outstanding because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

NOTE 10—LEASES

Our leased assets consist primarily of LNG vessels leased under time charters (“vessel charters”) and additionally include tug vessels, office space and facilities and land sites. All of our leases are classified as operating leases except for certain of our vessel charters, tug vessels and equipment, which are classified as finance leases.

The following table shows the classification and location of our right-of-use assets and lease liabilities on our Consolidated Balance Sheets (in millions):

		September 30,	December 31,
	Consolidated Balance Sheets Location	2023	2022
Right-of-use assets—Operating	Operating lease assets	$2,549	$2,625
Right-of-use assets—Financing	Property, plant and equipment, net of accumulated depreciation	482	511
Total right-of-use assets		$3,031	$3,136

Current operating lease liabilities	Current operating lease liabilities	$612	$616
Current finance lease liabilities	Other current liabilities	35	28
Non-current operating lease liabilities	Operating lease liabilities	1,907	1,971
Non-current finance lease liabilities	Finance lease liabilities	476	494
Total lease liabilities		$3,030	$3,109

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the classification and location of our lease costs on our Consolidated Statements of Operations (in millions):

	Consolidated Statements of Operations Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Operating lease cost (a)	Operating costs and expenses (1)	$185	$213	$583	$604
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	13	1	37	3
Interest on lease liabilities	Interest expense, net of capitalized interest	11	2	27	7
Total lease cost		$209	$216	$647	$614

(a) Included in operating lease cost:
Short-term lease costs		$6	$16	$31	$80
Variable lease costs		1	7	15	16

(1)Presented in cost (recovery) of sales, operating and maintenance expense or selling, general and administrative expense consistent with the use of the asset under lease.
Future annual minimum lease payments for operating and finance leases as of September 30, 2023 are as follows (in millions):

Years Ending December 31,	Operating Leases	Finance Leases
2023	$167	$17
2024	702	67
2025	583	72
2026	450	75
2027	353	77
Thereafter	687	427
Total lease payments (1)	2,942	735
Less: Interest	(423)	(224)
Present value of lease liabilities	$2,519	$511

(1)Does not include approximately $4.1 billion of legally binding minimum payments primarily for vessel charters executed as of September 30, 2023 that will commence in future periods with fixed minimum lease terms of up to 15 years.

The following table shows the weighted-average remaining lease term and the weighted-average discount rate for our operating leases and finance leases:

	September 30, 2023		December 31, 2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	6.0	9.9	5.9	10.6
Weighted-average discount rate (1)	4.5%	7.7%	4.2%	7.8%

(1)The weighted average discount rate is impacted by certain finance leases that commenced prior to the adoption of the current leasing standard under GAAP. In accordance with previous accounting guidance, the implied rate is based on the fair value of the underlying assets.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table includes other quantitative information for our operating and finance leases (in millions):

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$538	$524
Operating cash flows from finance leases	26	6
Financing cash flows from finance leases	20	1
Right-of-use assets obtained in exchange for operating lease liabilities	388	1,139
Right-of-use assets obtained in exchange for finance lease liabilities	8	23

LNG Vessel Subcharters

We sublease certain LNG vessels under charter to third parties while retaining our existing obligation to the original lessor. All of our sublease arrangements have been assessed as operating leases. The following table shows the sublease income recognized in other revenues on our Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fixed income	$96	$122	$327	$188
Variable income	5	12	41	37
Total sublease income	$101	$134	$368	$225

Future annual minimum sublease payments to be received from LNG vessel subcharters as of September 30, 2023 are as follows (in millions):

Years Ending December 31,	Sublease Payments
2023	$76
2024	120
Thereafter	—
Total sublease payments	$196

NOTE 11—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues from contracts with customers
LNG revenues	$3,941	$8,422	$14,950	$23,774
Regasification revenues	34	455	101	591
Other revenues	50	27	120	78
Total revenues from contracts with customers	4,025	8,904	15,171	24,443
Net derivative gain (loss) (1)	33	(186)	34	(325)
Other (2)	101	134	366	225
Total revenues	$4,159	$8,852	$15,571	$24,343

(1)See Note 6—Derivative Instruments for additional information about our derivatives.
(2)Includes revenues from LNG vessel subcharters. See Note 10—Leases for additional information about our subleases.

Termination Agreement with Chevron

In June 2022, Chevron U.S.A. (“Chevron”) entered into an agreement with SPLNG providing for the early termination of the TUA and an associated terminal marine services agreement between the parties and their affiliates (the “Termination Agreement”), effective July 2022, for a lump sum fee of $765 million (the “Termination Fee”). Obligations pursuant to the TUA and associated agreement, including Chevron’s obligation to pay SPLNG capacity payments totaling $125 million

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
annually (adjusted for inflation) from 2023 through 2029, terminated on December 31, 2022, upon SPLNG’s receipt of the Termination Fee in December 2022. We allocated the $765 million Termination Fee to the terminated commitments, with $796 million in cash inflows allocable to the termination of the TUA, which was recognized ratably over the July 6, 2022 to December 31, 2022 period as regasification revenues on our Consolidated Statements of Operations.

Contract Assets and Liabilities

The following table shows our contract assets, net of current expected credit losses, which are classified as other current assets, net and other non-current assets, net on our Consolidated Balance Sheets (in millions):

	September 30,	December 31,
	2023	2022
Contract assets, net of current expected credit losses	$218	$186

The following table reflects the changes in our contract liabilities, which we classify as deferred revenue and other non-current liabilities on our Consolidated Balance Sheets (in millions):

Nine Months Ended September 30, 2023
Deferred revenue, beginning of period	$320
Cash received but not yet recognized in revenue	345
Revenue recognized from prior period deferral	(320)
Deferred revenue, end of period	$345

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	September 30, 2023		December 31, 2022
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$112.5	9	$112.0	9
Regasification revenues	0.7	3	0.8	4
Total revenues	$113.2		$112.8

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
(2)The table above excludes substantially all variable consideration under our SPAs and TUAs. We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of the underlying variable index, primarily Henry Hub, throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Additionally, we have excluded variable consideration related to volumes that contractually are subject to additional liquefaction capacity beyond what is currently in construction or operation.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table summarizes the amount of variable consideration earned under contracts with customers included in the table above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
LNG revenues	63%	76%	71%	72%
Regasification revenues	7%	1%	7%	2%

NOTE 12—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions, all in the ordinary course of business, as reported on our Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
LNG Revenues
Natural Gas Transportation and Storage Agreements with a related party through Brookfield Asset Management, Inc. (“Brookfield”) (1)	$—	$—	$—	$4

Other revenues
Operating Agreement and Construction Management Agreement with Midship Pipeline Company, LLC (“Midship Pipeline”) (2)	2	3	7	5

Cost of sales
Natural Gas Transportation and Storage Agreements with a related party through Brookfield (1)	—	—	—	1

Operating and maintenance expense
Natural Gas Transportation and Storage Agreements with Midship Pipeline (2)	5	—	9	—
Natural Gas Transportation and Storage Agreements with a related party through Brookfield (1)	14	18	44	45

(1)This related party is partially owned by Brookfield, who indirectly owns a portion of CQP’s limited partner interests.
(2)Midship Pipeline is a subsidiary of Midship Holdings, LLC, which we recognize as an equity method investment.

Below is a summary of our related party balances, all in the ordinary course of business, as reported on our Consolidated Balance Sheets (in millions):

	September 30,	December 31,
	2023	2022
Trade and other receivables, net of current expected credit losses	$2	$1

Accrued liabilities	6	1

NOTE 13—INCOME TAXES

We recorded an income tax provision of $440 million and $2.1 billion during the three and nine months ended September 30, 2023, respectively, which was calculated using the annual effective tax rate method. We recorded an income tax benefit of $752 million and $762 million during the three and nine months ended September 30, 2022, which was calculated using the year-to-date effective tax rate method.

Our effective tax rate was 17.4% and 17.2% for the three and nine months ended September 30, 2023, respectively, and 22.1% and 23.3% for the three and nine months ended September 30, 2022, respectively. The effective tax rate for the three and nine months ended September 30, 2023 represents a tax provision and was lower than the statutory rate of 21% primarily

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
due to CQP’s income that is not taxable to us. The effective tax rate for the three and nine months ended September 30, 2022 represents a tax benefit and was higher than the statutory rate of 21% primarily due to the foreign derived intangible income (“FDII”) deduction, which results in income from our sales to foreign customers being taxed at a lower effective tax rate. The year-to-date effective tax rate method was used for the three and nine months ended September 30, 2022 because a relatively small change in estimated ordinary income or loss caused significant changes to the estimated annual effective tax rate such that the annual effective tax rate did not provide a reliable estimate.
In August 2022, President Biden signed into U.S. federal law the Inflation Reduction Act which, among other things, introduced a new 15% corporate alternative minimum tax (“CAMT”), effective in 2023, that is based on 15% of an applicable corporation’s adjusted financial statement income (“AFSI”). A corporation is subject to the CAMT if its average AFSI over three prior years is greater than $1 billion (“Applicable Corporation”). We expect to become an Applicable Corporation beginning in 2024, but such timing is dependent on future earnings and the resultant impact of any future regulatory guidance issued by the U.S. Department of the Treasury and the Internal Revenue Service. The CAMT may accelerate and cause volatility in our cash tax payment obligations, particularly in periods of significant commodity, currency or financial market variability resulting in potential changes in the fair value of our derivative instruments.
NOTE 14—NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table reconciles basic and diluted weighted average common shares outstanding and common stock dividends declared (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss) attributable to common stockholders	$1,701	$(2,385)	$8,504	$(2,509)

Weighted average common shares outstanding:
Basic	240.2	249.9	242.1	252.5
Dilutive unvested stock	1.8	—	1.8	—
Diluted	242.0	249.9	243.9	252.5

Net income (loss) per share attributable to common stockholders—basic (1)	$7.08	$(9.54)	$35.12	$(9.94)
Net income (loss) per share attributable to common stockholders—diluted (1)	$7.03	$(9.54)	$34.87	$(9.94)

Dividends paid per common share	$0.395	$0.33	$1.185	$0.99

(1)Earnings per share in the table may not recalculate exactly due to rounding because it is calculated based on whole numbers, not the rounded numbers presented.

On October 30, 2023, we declared a quarterly dividend of $0.435 per share of common stock that is payable on November 17, 2023 to stockholders of record as of the close of business on November 9, 2023.

Potentially dilutive securities that were not included in the diluted net income (loss) per share computations because their effects would have been anti-dilutive were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Unvested stock (1)	—	2.5	—	2.3
4.25% Convertible Senior Notes due 2045 (the “2045 Cheniere Convertible Senior Notes”) (2)	—	—	—	0.2
Total potentially dilutive common shares	—	2.5	—	2.5

(1)Includes the impact of unvested shares containing performance conditions to the extent that the underlying performance conditions are satisfied based on actual results as of the respective period end dates.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total shares repurchased	2.21	0.60	7.57	4.97
Weighted average price paid per share	$161.98	$125.34	$151.29	$128.73
Total cost of repurchases (1)	$357	$75	$1,145	$640

(1)Amount excludes associated commission fees and excise taxes incurred, which are excluded costs under the repurchase program.

As of September 30, 2023, we had approximately $2.5 billion remaining under our share repurchase program.

NOTE 16—CUSTOMER CONCENTRATION

The concentration of our customer credit risk in excess of 10% of total revenues and/or trade and other receivables, net of current expected credit losses and contract assets, net of current expected credit losses was as follows:

	Percentage of Total Revenues from External Customers				Percentage of Trade and Other Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2023	2022	2023	2022	2023	2022
Customer A	*	*	*	*	16%	*
Customer B	*	—%	*	*	12%	—%

* Less than 10%

NOTE 17—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Nine Months Ended September 30,
	2023	2022
Cash paid during the period for interest on debt, net of amounts capitalized	$906	$891
Cash paid for income taxes, net	85	28
Non-cash investing activity:
Unpaid purchases of property, plant and equipment, net	204	217
Share-based compensation capitalized to property, plant and equipment	3	3
Non-cash conveyance of property, plant and equipment	—	17
Commitments due to equity method investments	14	—
Contribution of other non-current assets in exchange for equity method investment	30	—
Non-cash financing activity:
Unpaid dividends declared on unvested common stock	3	5
Unpaid repurchases of treasury stock inclusive of excise taxes	22	—

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

We are the largest producer of LNG in the United States and the second largest LNG operator globally, based on the total production capacity of our liquefaction facilities, which totals approximately 45 mtpa as of September 30, 2023.

We own and operate a natural gas liquefaction and export facility located in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”), one of the largest LNG production facilities in the world, through our ownership interest in and management agreements with CQP, which is a publicly traded limited partnership that we formed in 2007. As of September 30, 2023, we owned 100% of the general partner interest and a 48.6% limited partner interest in CQP. The Sabine Pass LNG Terminal has six operational Trains, for a total production capacity of approximately 30 mtpa of LNG (the “SPL Project”). The Sabine Pass LNG Terminal also has three marine berths, two of which can accommodate vessels with nominal capacity of up to 266,000 cubic meters and the third berth which can accommodate vessels with nominal capacity of up to 200,000 cubic meters, operational regasification facilities that include five LNG storage tanks with aggregate capacity of approximately 17 Bcfe and vaporizers with regasification capacity of approximately 4 Bcf/d. The Sabine Pass LNG Terminal also includes a 94-mile pipeline owned by CTPL, a subsidiary of CQP, that interconnects our facilities to several interstate and intrastate pipelines (the “Creole Trail Pipeline”).

We also own and operate a natural gas liquefaction and export facility located near Corpus Christi, Texas (the “Corpus Christi LNG Terminal”) through CCL, which has natural gas liquefaction facilities consisting of three operational Trains for a total production capacity of approximately 15 mtpa of LNG, three LNG storage tanks with aggregate capacity of approximately 10 Bcfe and two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters. Additionally, we are constructing an expansion of the Corpus Christi LNG Terminal (the “Corpus Christi Stage 3 Project”) for seven midscale Trains with an expected total production capacity of over 10 mtpa of LNG. We also own and operate through CCP a 21.5-mile natural gas supply pipeline that interconnects the Corpus Christi LNG Terminal with several interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline” and together with the Corpus Christi LNG Terminal and the Corpus Christi Stage 3 Project, the “CCL Project”).

Our long-term customer arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows. We have contracted substantially all of our anticipated production capacity under SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and under IPM agreements, in which the gas producer sells natural gas to us on a global LNG index price, less a fixed liquefaction fee, shipping and other costs. Through our SPAs and IPM agreements, we have contracted approximately 95% of the total anticipated production from the SPL Project and the CCL Project (collectively, the “Liquefaction Projects”) through the mid-2030s, excluding volumes that are contractually subject to additional liquefaction capacity beyond what is currently in construction or operation. Excluding volumes from contracts with terms less than 10 years and volumes that are contractually subject to additional liquefaction capacity beyond what is currently in construction or operation, our SPAs and IPM agreements had approximately 16 years of weighted average remaining life as of September 30, 2023. We also market and sell LNG produced by the Liquefaction Projects that is not contracted by CCL or SPL through our integrated marketing function. The majority of our contracts are fixed-priced, long-term SPAs consisting of a fixed fee per MMBtu of LNG plus a variable fee per MMBtu of LNG, with the variable fees generally structured to cover the cost of natural gas purchases and transportation and liquefaction fuel to produce LNG, thus limiting our exposure to fluctuations in U.S. natural gas prices. We continue to grow our portfolio of SPA and IPM agreements, and we believe that continued global demand for natural gas and LNG will provide a foundation for additional growth in our portfolio of customer contracts in the future.

We remain focused on safety, operational excellence and customer satisfaction. Increasing demand for LNG has allowed us to expand our liquefaction infrastructure in a financially disciplined manner. We have increased available liquefaction capacity at our Liquefaction Projects as a result of debottlenecking and other optimization projects. We hold significant land positions at both the Sabine Pass LNG Terminal and the Corpus Christi LNG Terminal, which provide opportunity for further liquefaction capacity expansion. In March 2023, certain of our subsidiaries submitted an application with the FERC under the Natural Gas Act (“NGA”) for an expansion adjacent to the CCL Project consisting of two midscale Trains with an expected total production capacity of approximately 3 mtpa of LNG (the “CCL Midscale Trains 8 & 9 Project”). Additionally, in May 2023, certain subsidiaries of CQP entered the pre-filing review process with the FERC under the National Environmental Policy Act (“NEPA”) for an expansion adjacent to the SPL Project with a potential production capacity of up to 20 mtpa of LNG (the “SPL Expansion Project”). The development of the CCL Midscale Trains 8 & 9 Project, the SPL Expansion Project or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before we make a positive FID.

Additionally, we are committed to the management of our most important ESG impacts, risks and opportunities. In August 2023, we published The Power of Connection, our fourth Corporate Responsibility (“CR”) report, which details our approach and progress on ESG issues, including our collaboration with natural gas midstream companies, technology providers and leading academic institutions on life-cycle assessment (“LCA”) models, quantification, monitoring, reporting and verification (“QMRV”) of greenhouse gas emissions and other research and development projects. We also co-founded and sponsored the Energy Emissions Modeling and Data Lab (“EEMDL”), a multidisciplinary research and education initiative led by the University of Texas at Austin in collaboration with Colorado State University and the Colorado School of Mines. In addition, we commenced providing Cargo Emissions Tags (“CE Tags”) to our long-term customers in June 2022, and in October 2022 joined the Oil and Gas Methane Partnership (“OGMP”) 2.0, the United Nations Environment Programme’s (“UNEP”) flagship oil and gas methane emissions reporting and mitigation initiative. Our CR report is available at cheniere.com/our-responsibility/reporting-center. Information on our website, including the CR report, is not incorporated by reference into this Quarterly Report on Form 10-Q.

Overview of Significant Events

Our significant events since January 1, 2023 and through the filing date of this Form 10-Q include the following:

Strategic

•Cheniere Marketing entered into long-term SPAs with BASF, ENN LNG (Singapore) Pte. Ltd., Equinor ASA and Korea Southern Power Co. Ltd. with estimated volumes totaling approximately 89 million tonnes of LNG and expected deliveries between 2026 and 2049. Approximately 48 million tonnes is subject to Cheniere making a positive FID on the first train of the SPL Expansion Project. Each of these SPAs permit Cheniere Marketing to assign or novate the agreement to certain affiliates at a later date.
•In May 2023, certain subsidiaries of CQP entered the pre-filing review process with the FERC under the NEPA for the SPL Expansion Project, and in April 2023, one of our subsidiaries executed a contract with Bechtel Energy Inc. (“Bechtel”) to provide the front end engineering and design work on the project.
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

Operational

•As of October 26, 2023, over 3,070 cumulative LNG cargoes totaling over 210 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Projects.

Financial

•We completed the following debt transactions:
◦In June 2023, CQP issued $1.4 billion aggregate principal amount of 5.95% Senior Notes due 2033 (the “2033 CQP Senior Notes”). Using contributed proceeds from the 2033 CQP Senior Notes together with cash on hand, SPL redeemed $1.4 billion of its 5.75% Senior Secured Notes due 2024 (the “2024 SPL Senior Notes”) in July 2023.
◦In June 2023, CQP entered into a $1.0 billion Senior Unsecured Revolving Credit and Guaranty Agreement (the “CQP Revolving Credit Facility”), and SPL entered into a $1.0 billion Senior Secured Revolving Credit and Guaranty Agreement (the “SPL Revolving Credit Facility”). The CQP Revolving Credit Facility and SPL Revolving Credit Facility each refinanced and replaced the respective existing credit facilities to, among other things, (1) extend the maturity date thereunder, (2) reduce the rate of interest and commitment fees applicable thereunder and (3) make certain other changes to the terms and conditions of the prior credit facilities.
•We received the following upgrades from credit rating agencies, each with a stable outlook:

Date	Entity	Previous Rating	Upgraded Rating	Rating Agency
October 2023	CCH	BBB-	BBB	S&P Global Ratings
August 2023	Cheniere	Ba1	Baa3	Moody’s Investor Service
August 2023	CCH	Baa3	Baa2	Moody’s Investor Service
August 2023	SPL	BBB	BBB+	Fitch Ratings
July 2023	CCH	BBB-	BBB	Fitch Ratings
February 2023	SPL	BBB	BBB+	S&P Global Ratings
January 2023	Cheniere	—	BBB-	Fitch Ratings

•During the three and nine months ended September 30, 2023, we accomplished the following pursuant to our capital allocation priorities:
◦We prepaid $50 million and $1.1 billion, respectively, of consolidated long-term indebtedness, which excludes prepayments associated with debt refinancing and includes zero and $600 million, respectively, of debt repurchases in the open market.
◦We repurchased approximately 2.2 million shares and 7.6 million shares, respectively, of our common stock as part of our share repurchase program for $357 million and $1.1 billion, respectively.
◦We paid dividends of $0.395 and $1.185 per share of common stock during the three and nine months ended September 30, 2023, respectively.
◦We continued to invest in accretive organic growth, including our investment in the Corpus Christi Stage 3 Project, as further described under Investing Cash Flows in Sources and Uses of Cash within Liquidity and Capital Resources.

Results of Operations

Consolidated results of operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except per share data)	2023	2022	Variance	2023	2022	Variance
Revenues
LNG revenues	$3,974	$8,236	$(4,262)	$14,984	$23,449	$(8,465)
Regasification revenues	34	455	(421)	101	591	(490)
Other revenues	151	161	(10)	486	303	183
Total revenues	4,159	8,852	(4,693)	15,571	24,343	(8,772)

Operating costs and expenses (recoveries)
Cost (recovery) of sales (excluding items shown separately below)	556	11,073	(10,517)	(71)	24,161	(24,232)
Operating and maintenance expense	445	419	26	1,376	1,227	149
Selling, general and administrative expense	102	92	10	296	265	31
Depreciation and amortization expense	298	280	18	892	827	65
Other	3	4	(1)	24	15	9
Total operating costs and expenses	1,404	11,868	(10,464)	2,517	26,495	(23,978)

Income (loss) from operations	2,755	(3,016)	5,771	13,054	(2,152)	15,206

Other income (expense)
Interest expense, net of capitalized interest	(283)	(354)	71	(871)	(1,060)	189
Gain (loss) on modification or extinguishment of debt	(3)	3	(6)	15	(43)	58
Interest and dividend income	58	20	38	147	28	119
Other income (expense), net	4	(49)	53	7	(47)	54
Total other expense	(224)	(380)	156	(702)	(1,122)	420

Income (loss) before income taxes and non-controlling interest	2,531	(3,396)	5,927	12,352	(3,274)	15,626
Less: income tax provision (benefit)	440	(752)	1,192	2,119	(762)	2,881
Net income (loss)	2,091	(2,644)	4,735	10,233	(2,512)	12,745
Less: net income (loss) attributable to non-controlling interest	390	(259)	649	1,729	(3)	1,732
Net income (loss) attributable to common stockholders	$1,701	$(2,385)	$4,086	$8,504	$(2,509)	$11,013

Net income (loss) per share attributable to common stockholders—basic	$7.08	$(9.54)	$16.62	$35.12	$(9.94)	$45.06
Net income (loss) per share attributable to common stockholders—diluted	$7.03	$(9.54)	$16.57	$34.87	$(9.94)	$44.81

Operational volumes loaded and recognized from the Liquefaction Projects

	Three Months Ended September 30,			Nine Months Ended September 30, 2023
(in TBtu)	2023	2022	Variance	2023	2022	Variance
Volumes loaded during the current period	548	559	(11)	1,684	1,695	(11)
Volumes loaded during the prior period but recognized during the current period	26	34	(8)	56	49	7
Less: volumes loaded during the current period and in transit at the end of the period	(29)	(37)	8	(29)	(37)	8
Total volumes recognized in the current period	545	556	(11)	1,711	1,707	4

Components of LNG revenues and corresponding LNG volumes delivered

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Variance	2023	2022	Variance
LNG revenues (in millions):
LNG from the Liquefaction Projects sold under third party long-term agreements (1)	$2,928	$6,084	$(3,156)	$9,420	$15,652	$(6,232)
LNG from the Liquefaction Projects sold by our integrated marketing function under short-term agreements	835	2,139	(1,304)	5,116	7,408	(2,292)
LNG procured from third parties	93	173	(80)	225	566	(341)
Net derivative gains (losses)	33	(186)	219	34	(325)	359
Other revenues	85	26	59	189	148	41
Total LNG revenues	$3,974	$8,236	$(4,262)	$14,984	$23,449	$(8,465)

Volumes delivered as LNG revenues (in TBtu):
LNG from the Liquefaction Projects sold under third party long-term agreements (1)	487	484	3	1,493	1,441	52
LNG from the Liquefaction Projects sold by our integrated marketing function under short-term agreements	58	72	(14)	218	266	(48)
LNG procured from third parties	10	4	6	24	19	5
Total volumes delivered as LNG revenues	555	560	(5)	1,735	1,726	9

(1)Long-term agreements include agreements with an initial tenor of 12 months or more.

Net income (loss) attributable to common stockholders

The favorable variances of $4.1 billion and $11.0 billion for the three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022, were primarily attributable to favorable variances of $7.1 billion and $17.1 billion (before tax and the impact of non-controlling interest) between the three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022, from changes in fair value and settlement of derivatives between the periods. The majority of the variances were due to non-cash favorable changes in fair value of our IPM agreements as a result of lower volatility in international gas prices compared to the same periods of 2022 and declines in international forward commodity curves, which changed from losses of $4.9 billion and $9.3 billion in the three and nine months ended September 30, 2022, respectively, to gains of $1.2 billion and $5.8 billion in the three and nine months ended September 30, 2023, respectively.
The favorable variances were offset by:
•unfavorable variances of $1.2 billion and $2.9 billion in income tax provision (benefit) between the three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022;
•favorable variances in net income or loss attributable to non-controlling interest of $649 million and $1.7 billion between the three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022; and
•decreases in LNG revenues, net of cost (recovery) of sales and excluding the effect of derivatives (as further described above), of $874 million and $1.3 billion between the three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022, the majority of which was attributable to lower margins on LNG delivered.

The following is additional discussion of the significant drivers of the variance in net income (loss) attributable to common stockholders by line item:
Revenues

The decreases of $4.7 billion and $8.8 billion between the three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022, were primarily attributable to:
•decreases in Henry Hub pricing, contributing $3.2 billion and $6.8 billion between the three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022, for which the majority of our long-term contracts are indexed;
•decreases in revenues generated by our marketing function of $1.3 billion and $2.6 billion between the three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022, due to declining international prices and a reduction of volumes sold under short-term agreements; and
•decreases in regasification revenues of $421 million and $490 million between the three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022, due to the early termination of one of our TUA agreements in December 2022. See Note 11—Revenues of our Notes to Consolidated Financial Statements for additional information on the termination agreement.

Operating costs and expenses (recoveries)

The $10.5 billion and $24.0 billion favorable variances between the three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022, were primarily attributable to:
•$6.9 billion and $16.7 billion favorable variances between the three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022, from changes in fair value and settlements of derivatives included in cost of sales, from $5.5 billion and $9.9 billion of losses in the three and nine months ended September 30, 2022, respectively, to $1.4 billion and $6.8 billion of gains in the three and nine months ended September 30, 2023, respectively, primarily related to non-cash favorable changes in fair value of our IPM agreements as described above under the caption Net income (loss) attributable to common stockholders; and
•$3.6 billion and $7.5 billion decreases between the three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022, in cost of sales excluding the effect of derivative changes described above, primarily as a result of $3.5 billion and $7.5 billion, respectively, in decreased cost of natural gas feedstock largely due to lower U.S. natural gas prices.
The favorable variances were partially offset by increases in operating and maintenance expense of $26 million and $149 million for the three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022. The increase in operating and maintenance expense for the nine months ended September 30, 2023 as compared to the the nine months ended September 30, 2022 was primarily due to the completion of planned large-scale maintenance activities on two trains at the SPL Project during June 2023. The increases between the three and nine months ended September 30, 2023 as compared to the same periods of 2022 were also due to other third party service and maintenance contract costs and natural gas transportation and storage capacity demand charges.

Other income (expense)

The $156 million and $420 million favorable variances between the three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022, were primarily attributable to:
•$71 million and $189 million decreases in interest expense, net of capitalized interest, between the three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022, primarily as a result of lower debt balances due to repayment of debt in accordance with our capital allocation plan;
•$38 million and $119 million increases in interest and dividend income between the three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022 attributable to higher interest income earned on cash and cash equivalents from higher interest rates in 2023; and
•$58 million favorable variance in gain (loss) on modification or extinguishment of debt between the nine months ended September 30, 2023 as compared to the same period of 2022, primarily due to higher losses recognized from the amendment and restatement of CCH’s term loan facility agreement (the “CCH Credit Facility”) and CCH’s working capital facility agreement (the “CCH Working Capital Facility”) during the second quarter of 2022 and the redemption of our 4.25% Convertible Senior Notes due in 2045 (the “2045 Cheniere Convertible Senior Notes”) during the first quarter of 2022. Further contributing to the favorable variance during the nine months ended September 30, 2023 was a reduction in premiums paid for the early redemption or repayment of debt principal, as further detailed under Financing Cash Flows in Sources and Uses of Cash within Liquidity and Capital Resources.

Income tax provision (benefit)

The $1.2 billion and $2.9 billion unfavorable variances between the three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022, were primarily attributable to an increase in pre-tax income.

Our effective tax rate was 17.4% and 17.2% for the three and nine months ended September 30, 2023, respectively, and 22.1% and 23.3% for the three and nine months ended September 30, 2022, respectively. The effective tax rate for the three and nine months ended September 30, 2023 represents a tax provision and was lower than the statutory rate of 21% primarily due to CQP’s income that is not taxable to us. The effective tax rate for the three and nine months ended September 30, 2022 represents a tax benefit and was higher than the statutory rate of 21% primarily due to the foreign derived intangible income (“FDII”) deduction, which results in income from our sales to foreign customers being taxed at a lower effective tax rate. The year-to-date effective tax rate method was used for the three and nine months ended September 30, 2022 because a relatively small change in estimated ordinary income or loss caused significant changes to the estimated annual effective tax rate such that the annual effective tax rate did not provide a reliable estimate.
Net income (loss) attributable to non-controlling interest

The $649 million and $1.7 billion increase between the three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022, was primarily attributable to $1.3 billion and $3.4 billion favorable variances in CQP’s consolidated net income or loss between the three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022.

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

Commissioning cargoes

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. During the nine months ended September 30, 2022, we realized offsets to LNG terminal costs of $204 million corresponding to 15 TBtu attributable to the sale of commissioning cargoes from Train 6 of the SPL Project. We did not have any commissioning cargoes during the three months ended September 30, 2022 or the three and nine months ended September 30, 2023.

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

September 30, 2023
Cash and cash equivalents (1)	$3,861
Restricted cash and cash equivalents (1)	422
Available commitments under our credit facilities (2):
SPL Revolving Credit Facility	716
CQP Revolving Credit Facility	1,000
CCH Credit Facility	3,260
CCH Working Capital Facility	1,345
Cheniere’s revolving credit agreement (the “Cheniere Revolving Credit Facility”)	1,250
Total available commitments under our credit facilities	7,571

Total available liquidity	$11,854

(1)Amounts presented include balances held by our consolidated variable interest entity, CQP, and its subsidiaries, as discussed in Note 7—Non-controlling Interest and Variable Interest Entity of our Notes to Consolidated Financial Statements. As of September 30, 2023, assets of CQP and its subsidiaries, which are included in our Consolidated Balance Sheets, included $499 million of cash and cash equivalents and $35 million of restricted cash and cash equivalents.
(2)Available commitments represent total commitments less loans outstanding and letters of credit issued under each of our credit facilities as of September 30, 2023. See Note 9—Debt of our Notes to Consolidated Financial Statements for additional information on our credit facilities and other debt instruments.

Our liquidity position subsequent to September 30, 2023 will be driven by future sources of liquidity and future cash requirements. Future sources of liquidity are expected to be composed of (1) cash receipts from executed contracts, under which we are contractually entitled to future consideration, and (2) additional sources of liquidity, from which we expect to receive cash although the cash is not underpinned by executed contracts. Future cash requirements are expected to be composed of (1) cash payments under executed contracts, under which we are contractually obligated to make payments, and (2) additional cash requirements, under which we expect to make payments although we are not contractually obligated to make the payments under executed contracts. For further discussion of our future sources and uses of liquidity, see the liquidity and capital resources disclosures in our annual report on Form 10-K for the fiscal year ended December 31, 2022.

Although our sources and uses of cash are presented below from a consolidated standpoint, SPL, CQP, CCH and Cheniere operate with independent capital structures. Certain restrictions under debt and equity instruments executed by our subsidiaries limit each entity’s ability to distribute cash, including the following:
•SPL and CCH are required to deposit all cash received into restricted cash and cash equivalents accounts under certain of their debt agreements. The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Projects and other restricted payments. In addition, SPL and CCH’s operating costs are managed by our subsidiaries under affiliate agreements, which may require SPL and CCH to advance cash to the respective affiliates, however the cash remains restricted for operation and construction of the Liquefaction Projects;
•CQP is required under its partnership agreement to distribute to unitholders all available cash on hand at the end of a quarter less the amount of any reserves established by its general partner. Beginning with the distribution paid in the second quarter of 2022, quarterly distributions by CQP are currently comprised of a base amount plus a variable amount equal to the remaining available cash per unit, which takes into consideration, among other things, amounts reserved for annual debt repayment and capital allocation goals, anticipated capital expenditures to be funded with cash, and cash reserves to provide for the proper conduct of CQP’s business;

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

Corpus Christi Stage 3 Project

The following table summarizes the project completion and construction status of the Corpus Christi Stage 3 Project as of September 30, 2023:

Overall project completion percentage	44.1%
Completion percentage of:
Engineering	74.1%
Procurement	63.3%
Subcontract work	55.9%
Construction	7.5%
Date of expected substantial completion	2Q/3Q 2025 - 2H 2026

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

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$6,698	$7,571
Net cash used in investing activities	(1,478)	(1,348)
Net cash used in financing activities	(3,426)	(4,707)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	2	5
Net increase in cash, cash equivalents and restricted cash and cash equivalents	$1,796	$1,521

Operating Cash Flows

The $873 million decrease between the periods was primarily related to lower cash receipts from the sale of LNG cargoes from lower pricing per MMBtu as a result of decreased pricing and a reduction of volumes sold under short-term agreements, and regasification fees. The decrease was partially offset by lower cash outflows for natural gas feedstock, mostly due to lower U.S. natural gas prices.

In August 2022, President Biden signed into U.S. federal law the Inflation Reduction Act which, among other things, introduced a new 15% corporate alternative minimum tax (“CAMT”), effective in 2023, that is based on 15% of an applicable corporation’s adjusted financial statement income (“AFSI”). A corporation is subject to the CAMT if its average AFSI over three prior years is greater than $1 billion (“Applicable Corporation”). We expect to become an Applicable Corporation beginning in 2024, but such timing is dependent on future earnings and the resultant impact of any future regulatory guidance issued by the U.S. Department of the Treasury and the Internal Revenue Service. The CAMT may accelerate and cause volatility in our cash tax payment obligations, particularly in periods of significant commodity, currency or financial market variability resulting in potential changes in the fair value of our derivative instruments.

Investing Cash Flows

Our investing net cash outflows in both years primarily were for the construction costs for the Liquefaction Projects. The $130 million increase in 2023 compared to 2022 was primarily due to $1.0 billion of cash outflows during the nine months ended September 30, 2023 related to construction of the Corpus Christi Stage 3 Project following our issuance of full notice to proceed to Bechtel in June 2022 compared to $545 million in the comparable period of 2022, partially offset by a decrease in spend due to the completion of Train 6 of the SPL Project in February 2022. We expect our capital expenditures to increase in future periods as construction work progresses on the Corpus Christi Stage 3 Project.

Financing Cash Flows

The following table summarizes our financing activities (in millions):

	Nine Months Ended September 30,
	2023	2022
Proceeds from issuances of debt	$1,397	$1,015
Redemptions, repayments and repurchases of debt	(2,548)	(4,005)
Debt issuance and other financing costs	(32)	(44)
Debt modification or extinguishment gains (costs)	26	(33)
Distributions to non-controlling interest	(764)	(686)
Repurchase of common stock	(1,132)	(640)
Dividends to stockholders	(291)	(251)
Other, net	(82)	(63)
Net cash used in financing activities	$(3,426)	$(4,707)

Debt Issuances

During the nine months ended September 30, 2023, CQP issued an aggregate principal amount of $1.4 billion of 2033 CQP Senior Notes, the proceeds of which were used with cash on hand to redeem $1.4 billion of the 2024 SPL Senior Notes. Additionally, during the nine months ended September 30, 2023, SPL purchased $200 million of the 2024 SPL Senior Notes in the open market and redeemed an additional $50 million of the 2024 SPL Senior Notes, which leaves only $350 million to be repaid for debt maturing in 2024. During the nine months ended September 30, 2022, we had total borrowings of $575 million on the Cheniere Revolving Credit Facility and $440 million on the CCH Credit Facility. The proceeds from the borrowings during the nine months ended September 30, 2022, together with cash on hand, were used to redeem or repurchase $4.0 billion of outstanding indebtedness, entirely associated with redemptions of our outstanding notes or repayment of amounts outstanding under our credit facilities.

Debt Redemptions, Repayments and Repurchases

The following table shows the redemptions, repayments and repurchases of debt, including intra-quarter repayments (in millions):

	Nine Months Ended September 30,
	2023	2022
Redemptions, repayments and repurchases of debt
SPL:
2024 SPL Senior Notes	$(1,650)	$—

CCH:
CCH Credit Facility	—	(2,169)
CCH Working Capital Facility	—	(250)
7.000% Senior Notes due 2024	(498)	—
5.125% Senior Notes due 2027	(69)	—
3.700% Senior Notes due 2029	(237)	(8)
2.742% Senior Notes due 2039	(94)	—
3.788% weighted average Senior Notes rate due 2039	—	(17)

Cheniere:
2045 Cheniere Convertible Senior Notes	—	(500)
Cheniere Revolving Credit Facility	—	(575)
4.625% Senior Secured Notes due 2028	—	(486)
Total redemptions, repayments and repurchases of debt	$(2,548)	$(4,005)

Non-Controlling Interest Distributions

We own a 48.6% limited partner interest in CQP with the remaining non-controlling limited partner interest held by Blackstone Inc., Brookfield Asset Management Inc. and the public. CQP paid distributions of $764 million and $686 million during the nine months ended September 30, 2023 and 2022, respectively, to non-controlling interests.
Repurchase of Common Stock

During the nine months ended September 30, 2023 and 2022, we paid $1.1 billion and $640 million to repurchase 7.6 million and 5.0 million shares of our common stock, respectively, as part of our share repurchase program. As of September 30, 2023, we had approximately $2.5 billion remaining under our share repurchase program.

Cash Dividends to Stockholders

During the nine months ended September 30, 2023, we paid aggregate dividends of $1.185 per share of common stock, for a total of $291 million paid to common stockholders. We paid aggregate dividends of $0.99 per share of common stock, for a total of $251 million during the nine months ended September 30, 2022.

On October 30, 2023, we declared a quarterly dividend of $0.435 per share of common stock that is payable on November 17, 2023 to stockholders of record as of the close of business on November 9, 2023.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marketing and Trading Commodity Price Risk

We have commodity derivatives consisting of natural gas supply contracts for the commissioning and operation of the SPL Project and the CCL Project, and associated economic hedges (collectively, the “Liquefaction Supply Derivatives”). We have also entered into physical and financial derivatives to hedge the exposure to the commodity markets in which we have contractual arrangements to purchase or sell physical LNG (collectively, “LNG Trading Derivatives”). In order to test the sensitivity of the fair value of the Liquefaction Supply Derivatives and the LNG Trading Derivatives to changes in underlying commodity prices, management modeled a 10% change in the commodity price for natural gas for each delivery location and a 10% change in the commodity price for LNG, respectively, as follows (in millions):

	September 30, 2023		December 31, 2022
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(3,143)	$1,638	$(10,019)	$2,249
LNG Trading Derivatives	(22)	5	(46)	15

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

	September 30, 2023		December 31, 2022
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
FX Derivatives	$7	$1	$(28)	$3

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes stock repurchases for the three months ended September 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans (in millions)
July 1 - 31, 2023	371,828	$154.49	371,828	$2,780
August 1 - 31, 2023	628,646	$163.99	628,646	$2,677
September 1 - 30, 2023	1,204,747	$163.23	1,204,747	$2,480
Total	2,205,221		2,205,221

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

ITEM 5.    OTHER INFORMATION

Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits our directors and executive officers to enter into trading plans designed to comply with Rule 10b5-1. During the three-month period ending September 30, 2023, none of our executive officers or directors adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6.    EXHIBITS

Exhibit No.
Description
10.1*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 8, 2018, by and between SPL and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-00076 Supplemental FERC Condition 80 Requirements, dated May 5, 2023, (ii) the Change Order CO-00077 Louisiana Sales and Use Tax Provisional Sum Closure, dated June 16, 2023, (iii) the Change Order CO-00078 Natural Gas Pipeline (NGPL) Security Coordination Provisional Sum Closure, dated June 22, 2023, (iv) the Change Order CO-00079 Insurance Provisional Sum Closure, dated July 27, 2023 and (v) the Change Order Co-00080 Borrowed Items, dated September 6, 2023

10.2*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Liquefaction Stage 3 Project, dated March 1, 2022, by and between CCL and Bechtel Energy, Inc.: (i) the Change Order CO-00036 Payment Milestone Updates (Schedule C-1), dated June 19, 2023, (ii) the Change Order CO-00037 Geotechnical Soils Investigation Period & Security Division of Responsibility Change, dated June 20, 2023, (iii) the Change Order CO-00038 Power Monitoring System (ETAP HMI), dated June 29, 2023 and (iv) the Change Order CO-00039 EFG Firewater Connection, dated June 30, 2023 (Portions of this exhibit have been omitted.)

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

CHENIERE ENERGY, INC.

Date:	November 1, 2023	By:	/s/ Zach Davis
Zach Davis
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	November 1, 2023	By:	/s/ David Slack
David Slack
Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)