Form 10-Q
period 2024-03-31
Cheniere Energy, Inc.
filed 2024-05-03
CIK 3570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of April 25, 2024, the issuer had 228,912,501 shares of Common Stock outstanding.

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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of March 31, 2024, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

Unless the context requires otherwise, references to the “Company,” “we,” “us” and “our” refer to Cheniere Energy, Inc. and its consolidated subsidiaries, including our publicly traded subsidiary, CQP.

PART I.    FINANCIAL INFORMATION

BES
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues
LNG revenues	$4,037	$7,091
Regasification revenues	34	34
Other revenues	182	185
Total revenues	4,253	7,310

Operating costs and expenses (recoveries)
Cost (recovery) of sales (excluding items shown separately below)	2,236	(1,539)
Operating and maintenance expense	451	444
Selling, general and administrative expense	101	107
Depreciation and amortization expense	302	297
Other	9	10
Total operating costs and expenses (recoveries)	3,099	(681)

Income from operations	1,154	7,991

Other income (expense)
Interest expense, net of capitalized interest	(266)	(297)
Gain on modification or extinguishment of debt	—	20
Interest and dividend income	61	35
Other income (expense), net	(1)	2
Total other expense	(206)	(240)

Income before income taxes and non-controlling interest	948	7,751
Less: income tax provision	109	1,316
Net income	839	6,435
Less: net income attributable to non-controlling interest	337	1,001
Net income attributable to Cheniere	$502	$5,434

Net income per share attributable to common stockholders—basic (1)	$2.14	$22.28
Net income per share attributable to common stockholders—diluted (1)	$2.13	$22.10

Weighted average number of common shares outstanding—basic	234.2	243.9
Weighted average number of common shares outstanding—diluted	235.0	245.8
___________________
(1)Earnings per share may not recalculate due to rounding because it is calculated based on whole numbers, not the rounded numbers presented.
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (1)
(in millions, except share data)

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,411	$4,066
Restricted cash and cash equivalents	427	459
Trade and other receivables, net of current expected credit losses	675	1,106
Inventory	363	445
Current derivative assets	122	141
Margin deposits	34	18
Other current assets, net	77	96
Total current assets	6,109	6,331

Property, plant and equipment, net of accumulated depreciation	32,705	32,456
Operating lease assets	2,924	2,641
Derivative assets	367	863
Deferred tax assets	27	26
Other non-current assets, net	779	759
Total assets	$42,911	$43,076

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$102	$181
Accrued liabilities	1,097	1,780
Current debt, net of unamortized debt issuance costs	3,633	300
Deferred revenue	125	179
Current operating lease liabilities	678	655
Current derivative liabilities	536	750
Other current liabilities	41	43
Total current liabilities	6,212	3,888

Long-term debt, net of unamortized discount and debt issuance costs	21,401	23,397
Operating lease liabilities	2,247	1,971
Finance lease liabilities	458	467
Derivative liabilities	2,359	2,378
Deferred tax liabilities	1,534	1,545
Other non-current liabilities	402	410
Total liabilities	34,613	34,056

Redeemable non-controlling interest	4	—

Stockholders’ equity
Preferred stock: $0.0001 par value, 5.0 million shares authorized, none issued	—	—
Common stock: $0.003 par value, 480.0 million shares authorized; 278.5 million shares and 277.9 million shares issued at March 31, 2024 and December 31, 2023, respectively	1	1
Treasury stock: 48.4 million shares and 40.9 million shares at March 31, 2024 and December 31, 2023, respectively, at cost	(5,067)	(3,864)
Additional paid-in-capital	4,371	4,377
Retained earnings	4,945	4,546
Total Cheniere stockholders’ equity	4,250	5,060
Non-controlling interest	4,044	3,960
Total stockholders’ equity	8,294	9,020
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$42,911	$43,076

(1)Amounts presented include balances held by our consolidated variable interest entities (“VIEs”), substantially all of which are related to CQP, as further discussed in Note 7—Non-controlling Interests and Variable Interest Entities. As of March 31, 2024, total assets and liabilities of our VIEs were $17.4 billion and $18.3 billion, respectively, including $333 million of cash and cash equivalents and $64 million of restricted cash and cash equivalents.
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND REDEEMABLE NON-CONTROLLING INTEREST
(in millions)
(unaudited)

Three Months Ended March 31, 2024
	Total Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Total Equity	Redeemable Non-Controlling Interest (1)
	Shares	Par Value Amount	Shares	Amount
Balance at December 31, 2023	237.0	$1	40.9	$(3,864)	$4,377	$4,546	$3,960	$9,020	$—
Vesting of share-based compensation awards	0.6	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	34	—	—	34	—
Issued shares withheld from employees related to share-based compensation, at cost	—	—	—	—	(40)	—	—	(40)	—
Shares repurchased, at cost	(7.5)	—	7.5	(1,203)	—	—	—	(1,203)	—
Net income	—	—	—	—	—	502	337	839	—
Contributions from redeemable non-controlling interest	—	—	—	—	—	—	—	—	4
Distributions to non-controlling interest	—	—	—	—	—	—	(253)	(253)	—
Dividends declared ($0.435 per common share)	—	—	—	—	—	(103)	—	(103)	—
Balance at March 31, 2024	230.1	$1	48.4	$(5,067)	$4,371	$4,945	$4,044	$8,294	$4

(1)Redeemable non-controlling interest represents the economic interest held by a third party in one of our consolidated VIEs that is redeemable for cash under certain circumstances, including those that are outside of our control. As such, the economic interest is not a component of permanent equity on our Consolidated Balance Sheets.

Three Months Ended March 31, 2023
	Total Stockholders’ Equity (Deficit)
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-controlling Interest	Total Equity (Deficit)	Redeemable Non-Controlling Interest
	Shares	Par Value Amount	Shares	Amount
Balance at December 31, 2022	245.5	$1	31.2	$(2,342)	$4,314	$(4,942)	$2,798	$(171)	$—
Vesting of share-based compensation awards	1.0	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	43	—	—	43	—
Issued shares withheld from employees related to share-based compensation, at cost	(0.2)	—	0.2	(26)	(29)	—	—	(55)	—
Shares repurchased, at cost	(3.1)	—	3.1	(453)	—	—	—	(453)	—
Net income	—	—	—	—	—	5,434	1,001	6,435	—
Distributions to non-controlling interest	—	—	—	—	—	—	(261)	(261)	—
Dividends declared ($0.395 per common share)	—	—	—	—	—	(98)	—	(98)	—
Balance at March 31, 2023	243.2	$1	34.5	$(2,821)	$4,328	$394	$3,538	$5,440	$—
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$839	$6,435
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized foreign currency exchange loss (gain), net	3	(2)
Depreciation and amortization expense	302	297
Share-based compensation expense	40	49
Amortization of discount and debt issuance costs	10	12
Reduction of right-of-use assets	163	161
Gain on modification or extinguishment of debt	—	(20)
Total losses (gains) on derivative instruments, net	258	(4,641)
Net cash provided by (used for) settlement of derivative instruments	24	(31)
Deferred taxes	(6)	1,232
Other, net	2	1
Changes in operating assets and liabilities:
Trade and other receivables	430	1,016
Inventory	81	361
Margin deposits	(17)	71
Other current assets, net	14	31
Accounts payable and accrued liabilities	(714)	(1,277)
Total deferred revenue	(42)	(126)
Total operating lease liabilities	(148)	(154)
Other, net	7	6
Net cash provided by operating activities	1,246	3,421

Cash flows from investing activities
Property, plant and equipment, net	(650)	(712)
Investment in equity method investments	(3)	(10)
Other, net	(13)	(5)
Net cash used in investing activities	(666)	(727)

Cash flows from financing activities
Proceeds from issuances of debt	1,497	—
Redemptions, repayments and repurchases of debt	(150)	(896)
Distributions to non-controlling interest	(253)	(261)
Payments related to tax withholdings for share-based compensation	(40)	(55)
Repurchase of common stock	(1,189)	(450)
Dividends to stockholders	(105)	(99)
Other, net	(24)	21
Net cash used in financing activities	(264)	(1,740)

Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(3)	2

Net increase in cash, cash equivalents and restricted cash and cash equivalents	313	956
Cash, cash equivalents and restricted cash and cash equivalents—beginning of period	4,525	2,487
Cash, cash equivalents and restricted cash and cash equivalents—end of period	$4,838	$3,443

Balances per Consolidated Balance Sheet:

March 31, 2024
Cash and cash equivalents	$4,411
Restricted cash and cash equivalents	427
Total cash, cash equivalents and restricted cash and cash equivalents	$4,838
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

CQP owns the Sabine Pass LNG Terminal, which has natural gas liquefaction facilities consisting of six operational Trains, for a total production capacity of approximately 30 mtpa of LNG (the “SPL Project”). The Sabine Pass LNG Terminal also has operational regasification facilities that include five LNG storage tanks, vaporizers and three marine berths. We also own and operate a 94-mile natural gas supply pipeline that interconnects the Sabine Pass LNG Terminal with several large interstate and intrastate pipelines (the “Creole Trail Pipeline”). As of March 31, 2024, we owned 100% of the general partner interest, a 48.6% limited partner interest and 100% of the incentive distribution rights of CQP.

The Corpus Christi LNG Terminal currently has three operational Trains for a total production capacity of approximately 15 mtpa of LNG, three LNG storage tanks and two marine berths. Additionally, we are constructing an expansion of the Corpus Christi LNG Terminal (the “Corpus Christi Stage 3 Project”) consisting of seven midscale Trains with an expected total production capacity of over 10 mtpa of LNG. We also own a 21.5-mile natural gas supply pipeline that interconnects the Corpus Christi LNG Terminal with several large interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline” and together with the existing assets at the Corpus Christi LNG Terminal and the Corpus Christi Stage 3 Project, the “CCL Project”).

We are pursuing expansion projects to provide additional liquefaction capacity at the SPL Project and the CCL Project (collectively, the “Liquefaction Projects”), and we have commenced commercialization to support the additional liquefaction capacity associated with these potential expansion projects. The development of these sites or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before we make a positive FID.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Cheniere have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. Accordingly, these Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2023.

Results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2024.

Recent Accounting Standards

ASU 2023-07

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280). This guidance requires a public entity, including entities with a single reportable segment, to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. We plan to adopt this guidance and conform with the applicable disclosures retrospectively when it becomes mandatorily effective for our annual report for the year ending December 31, 2024.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 2—RESTRICTED CASH AND CASH EQUIVALENTS

As of March 31, 2024 and December 31, 2023, we had $427 million and $459 million of restricted cash and cash equivalents, respectively, for which the usage or withdrawal of such cash is contractually or legally restricted, primarily to the payment of liabilities related to the Liquefaction Projects, as required under certain debt arrangements.
NOTE 3—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses, consisted of the following (in millions):

	March 31,	December 31,
	2024	2023
Trade receivables
SPL and CCL	$343	$525
Cheniere Marketing	276	451
Other	3	4
Other receivables	53	126
Total trade and other receivables, net of current expected credit losses	$675	$1,106

NOTE 4—INVENTORY

Inventory consisted of the following (in millions):

	March 31,	December 31,
	2024	2023
LNG in-transit	$45	$112
LNG	83	88
Materials	210	207
Natural gas	22	35
Other	3	3
Total inventory	$363	$445

NOTE 5—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	March 31,	December 31,
	2024	2023
Terminal and related assets
Terminal and interconnecting pipeline facilities	$34,093	$34,069
Land	463	463
Construction-in-process	4,001	3,480
Accumulated depreciation	(6,382)	(6,099)
Total terminal and related assets, net of accumulated depreciation	32,175	31,913
Fixed assets and other
Computer and office equipment	37	37
Furniture and fixtures	31	31
Computer software	126	125
Leasehold improvements	44	43
Other	23	21
Accumulated depreciation	(187)	(183)
Total fixed assets and other, net of accumulated depreciation	74	74
Assets under finance leases
Marine assets	532	532
Accumulated depreciation	(76)	(63)
Total assets under finance leases, net of accumulated depreciation	456	469
Property, plant and equipment, net of accumulated depreciation	$32,705	$32,456

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Depreciation expense was $300 million and $296 million during the three months ended March 31, 2024 and 2023, respectively.

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
The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis, distinguished by the fair value hierarchy levels prescribed by GAAP (in millions):

	Fair Value Measurements as of
	March 31, 2024				December 31, 2023
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$18	$35	$(2,457)	$(2,404)	$25	$36	$(2,178)	$(2,117)
LNG Trading Derivatives asset (liability)	(17)	13	—	(4)	30	(20)	—	10
FX Derivatives asset (liability)	—	2	—	2	—	(17)	—	(17)

We value the Liquefaction Supply Derivatives and LNG Trading Derivatives using a market or option-based approach incorporating present value techniques, as needed, which incorporates observable commodity price curves, when available, and other relevant data. We value our FX Derivatives with a market approach using observable FX rates and other relevant data.

We include a significant portion of the Liquefaction Supply Derivatives as Level 3 within the valuation hierarchy as the fair value is developed through the use of internal models which incorporate significant unobservable inputs. In instances where observable data is unavailable, consideration is given to the assumptions that market participants may use in valuing the asset or liability. To the extent valued using an option pricing model, we consider the future prices of energy units for unobservable periods to be a significant unobservable input to estimated net fair value. In estimating the future prices of energy units, we make judgments about market risk related to liquidity of commodity indices and volatility utilizing available market data. Changes in facts and circumstances or additional information may result in revised estimates and judgments, and actual results may differ from these estimates and judgments. We derive our volatility assumptions based on observed historical settled global LNG market pricing or accepted proxies for global LNG market pricing as well as settled domestic natural gas pricing. Such volatility assumptions also contemplate, as of the balance sheet date, observable forward curve data of such indices, as well as evolving available industry data and independent studies.

In developing our volatility assumptions, we acknowledge that the global LNG industry is inherently influenced by events such as unplanned supply constraints, geopolitical incidents, unusual climate events including drought and uncommonly

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
mild, by historical standards, winters and summers, and real or threatened disruptive operational impacts to global energy infrastructure. Our current estimate of volatility includes the impact of otherwise rare events unless we believe market participants would exclude such events on account of their assertion that those events were specific to our company and deemed within our control. As applicable to our natural gas supply contracts, our fair value estimates incorporate market participant-based assumptions pertaining to certain contractual uncertainties, including those related to the availability of market information for delivery points, as well as the timing of satisfaction of certain events or development of infrastructure to support natural gas gathering and transport. We may recognize changes in fair value through earnings that could significantly impact our results of operations if and when such uncertainties are resolved.

The Level 3 fair value measurements of our natural gas positions within the Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for the Level 3 Liquefaction Supply Derivatives as of March 31, 2024:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Liquefaction Supply Derivatives	$(2,457)	Market approach incorporating present value techniques	Henry Hub basis spread	$(1.703) - $0.445 / $(0.068)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	87% - 502% / 192%

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Spread contemplates U.S. dollar-denominated pricing.
Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of the Liquefaction Supply Derivatives.

The following table shows the changes in the fair value of the Level 3 Liquefaction Supply Derivatives and LNG Trading Derivatives (in millions):

	Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$(2,178)	$(9,924)
Realized and change in fair value gains (losses) included in net income (1):
Included in cost of sales, existing deals (2)	(424)	4,097
Included in cost of sales, new deals (3)	5	3
Purchases and settlements:
Purchases (4)	—	—
Settlements (5)	140	398
Transfers out of level 3 (6)	—	—
Balance, end of period	$(2,457)	$(5,426)
Favorable (unfavorable) changes in fair value relating to instruments still held at the end of the period	$(419)	$4,100

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
(4)Includes any day one gain (loss) recognized during the reporting period on deals that were entered into during the reporting period which continue to exist at the end of the period.
(5)Roll-off in the current period of amounts recognized in our Consolidated Balance Sheets at the end of the previous period due to settlement of the underlying instruments in the current period.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
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

Commodity Derivatives

SPL and CCL hold Liquefaction Supply Derivatives which are primarily indexed to the natural gas market and international LNG indices. As of March 31, 2024, the remaining fixed terms of the Liquefaction Supply Derivatives ranged up to approximately 15 years, some of which commence or accelerate upon the satisfaction of certain events or development of infrastructure to support natural gas gathering and transport.

Cheniere Marketing has historically entered into, and may from time to time enter into, LNG transactions that provide for contractual net settlement. Such transactions are accounted for as LNG Trading Derivatives along with financial commodity contracts in the form of swaps or futures. The terms of LNG Trading Derivatives range up to approximately one year.

The following table shows the notional amounts of the Liquefaction Supply Derivatives and LNG Trading Derivatives (collectively, “Commodity Derivatives”):

	March 31, 2024		December 31, 2023
	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives
Notional amount, net (in TBtu)	13,858	22	14,019	49

(1)Inclusive of amounts under contracts with unsatisfied contractual conditions and exclusive of extension options that were uncertain to be taken as of both March 31, 2024 and December 31, 2023.

The following table shows the effect and location of our Commodity Derivatives recorded on our Consolidated Statements of Operations (in millions):

		Gain (Loss) Recognized in Consolidated Statements of Operations
	Consolidated Statements of Operations Location (1)	Three Months Ended March 31,
		2024	2023
LNG Trading Derivatives	LNG revenues	$16	$61
LNG Trading Derivatives	Recovery (cost) of sales	(19)	(84)
Liquefaction Supply Derivatives (2)	LNG revenues	—	(5)
Liquefaction Supply Derivatives (2)	Recovery (cost) of sales	(268)	4,671

(1)Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.
(2)Does not include the realized value associated with the Liquefaction Supply Derivatives that settle through physical delivery.

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
The total notional amount of our FX Derivatives was $223 million and $789 million as of March 31, 2024 and December 31, 2023, respectively.

The following table shows the effect and location of our FX Derivatives recorded on our Consolidated Statements of Operations (in millions):

		Gain (Loss) Recognized in Consolidated Statements of Operations
	Consolidated Statements of Operations Location	Three Months Ended March 31,
		2024	2023
FX Derivatives	LNG revenues	$13	$(2)

Fair Value and Location of Derivative Assets and Liabilities on the Consolidated Balance Sheets

The following table shows the fair value and location of our derivative instruments on our Consolidated Balance Sheets (in millions):

	March 31, 2024
	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives (2)	FX Derivatives	Total
Consolidated Balance Sheets Location
Current derivative assets	$57	$63	$2	$122
Derivative assets	367	—	—	367
Total derivative assets	424	63	2	489

Current derivative liabilities	(469)	(67)	—	(536)
Derivative liabilities	(2,359)	—	—	(2,359)
Total derivative liabilities	(2,828)	(67)	—	(2,895)

Derivative asset (liability), net	$(2,404)	$(4)	$2	$(2,406)

	December 31, 2023
	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives (2)	FX Derivatives	Total
Consolidated Balance Sheets Location
Current derivative assets	$49	$92	$—	$141
Derivative assets	863	—	—	863
Total derivative assets	912	92	—	1,004

Current derivative liabilities	(651)	(82)	(17)	(750)
Derivative liabilities	(2,378)	—	—	(2,378)
Total derivative liabilities	(3,029)	(82)	(17)	(3,128)

Derivative asset (liability), net	$(2,117)	$10	$(17)	$(2,124)

(1)Does not include collateral posted with counterparties by us of $8 million and $3 million as of March 31, 2024 and December 31, 2023, respectively, which are included in margin deposits on our Consolidated Balance Sheets, and collateral posted by counterparties to us of zero and $4 million as of March 31, 2024 and December 31, 2023, respectively, which are included in other current liabilities on our Consolidated Balance Sheets.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
(2)Does not include collateral posted with counterparties by us of $26 million and $15 million, as of March 31, 2024 and December 31, 2023, respectively, which are included in margin deposits on our Consolidated Balance Sheets, and collateral posted by counterparties to us of $1 million and $3 million as of March 31, 2024 and December 31, 2023, respectively, which are included in other current liabilities on our Consolidated Balance Sheets.
Consolidated Balance Sheets Presentation

The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions) for our derivative instruments that are presented on a net basis on our Consolidated Balance Sheets:

	Liquefaction Supply Derivatives	LNG Trading Derivatives	FX Derivatives

As of March 31, 2024
Gross assets	$789	$74	$3
Offsetting amounts	(365)	(11)	(1)
Net assets (1)	$424	$63	$2

Gross liabilities	$(2,905)	$(110)	$—
Offsetting amounts	77	43	—
Net liabilities (2)	$(2,828)	$(67)	$—

As of December 31, 2023
Gross assets	$1,272	$94	$—
Offsetting amounts	(360)	(2)	—
Net assets (1)	$912	$92	$—

Gross liabilities	$(3,095)	$(110)	$(17)
Offsetting amounts	66	28	—
Net liabilities (2)	$(3,029)	$(82)	$(17)

(1)Includes current and non-current derivative assets of $122 million and $367 million, respectively, as of March 31, 2024 and $141 million and $863 million, respectively, as of December 31, 2023.
(2)Includes current and non-current derivative liabilities of $536 million and $2,359 million, respectively, as of March 31, 2024 and $750 million and $2,378 million, respectively, as of December 31, 2023.

NOTE 7—NON-CONTROLLING INTERESTS AND VARIABLE INTEREST ENTITIES

When we consolidate our VIEs, we include 100% of the assets, liabilities, revenues and expenses of the subsidiaries in our Consolidated Financial Statements; however, when our ownership is less than 100%, we record a non-controlling interest as a component of equity or redeemable non-controlling interest on our Consolidated Balance Sheets, which represents the third party ownership in the net assets of the respective consolidated subsidiary. Additionally, the portion of the net income or loss attributable to the non-controlling interests is reported as net income attributable to non-controlling interest on our Consolidated Statements of Operations.

Substantially all of our consolidated VIEs’ assets and liabilities relate to CQP. We own a 48.6% limited partner interest in CQP in the form of 239.9 million common units, with the remaining non-controlling limited partner interest held by affiliates of Blackstone Inc. and Brookfield Asset Management, Inc. (“Brookfield”) as well as the public. We also own 100% of the general partner interest and the incentive distribution rights in CQP.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table presents the summarized consolidated assets and liabilities (in millions) of our consolidated VIEs, which are included in our Consolidated Balance Sheets. The assets in the table below may only be used to settle obligations of the respective VIEs. In addition, there is no recourse to us for the consolidated VIEs’ liabilities. The assets and liabilities in the table below include third party assets and liabilities of the VIEs only and exclude intercompany balances between the respective VIEs and Cheniere that eliminate in our Consolidated Financial Statements.

	March 31,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$333	$575
Restricted cash and cash equivalents	64	56
Trade and other receivables, net of current expected credit losses	237	373
Other current assets, net	208	215
Total current assets	842	1,219

Property, plant and equipment, net of accumulated depreciation	16,186	16,212
Other non-current assets, net	329	309
Total assets	$17,357	$17,740

LIABILITIES
Current liabilities
Accrued liabilities	$497	$811
Current debt, net of discount and debt issuance costs	2,145	300
Current derivative liabilities	144	196
Other current liabilities	135	201
Total current liabilities	2,921	1,508

Long-term debt, net of unamortized discount and debt issuance costs	13,616	15,606
Derivative liabilities	1,567	1,531
Other non-current liabilities	174	160
Total liabilities	$18,278	$18,805

NOTE 8—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	March 31,	December 31,
	2024	2023
Natural gas purchases	$414	$729
Interest costs and related debt fees	259	399
LNG terminals and related pipeline costs	163	235
Compensation and benefits	112	266
LNG purchases	23	23
Other accrued liabilities	126	128
Total accrued liabilities	$1,097	$1,780

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 9—DEBT
Debt consisted of the following (in millions):

	March 31,	December 31,
	2024	2023
SPL:
Senior Secured Notes:
5.750% due 2024	$150	$300
5.625% due 2025	2,000	2,000
5.875% due 2026	1,500	1,500
5.00% due 2027	1,500	1,500
4.200% due 2028	1,350	1,350
4.500% due 2030	2,000	2,000
4.746% weighted average rate due 2037	1,782	1,782
Total SPL Senior Secured Notes	10,282	10,432
Revolving credit and guaranty agreement (the “SPL Revolving Credit Facility”)	—	—
Total debt - SPL	10,282	10,432

CQP:
Senior Notes:
4.500% due 2029	1,500	1,500
4.000% due 2031	1,500	1,500
3.25% due 2032	1,200	1,200
5.950% due 2033	1,400	1,400
Total CQP Senior Notes	5,600	5,600
Revolving credit and guaranty agreement (the “CQP Revolving Credit Facility”)	—	—
Total debt - CQP	5,600	5,600

CCH:
Senior Secured Notes:
5.875% due 2025 (the “2025 CCH Senior Notes”) (1)	1,491	1,491
5.125% due 2027	1,201	1,201
3.700% due 2029	1,125	1,125
3.788% weighted average rate due 2039	2,539	2,539
Total CCH Senior Secured Notes	6,356	6,356
Term loan facility agreement (the “CCH Credit Facility”)	—	—
Working capital facility agreement (the “CCH Working Capital Facility”)	—	—
Total debt - CCH	6,356	6,356

Cheniere:
4.625% Senior Notes due 2028	1,500	1,500
5.650% Senior Notes due 2034 (the “2034 Cheniere Senior Notes”) (1)	1,500	—
Total Cheniere Senior Notes	3,000	1,500
Revolving credit agreement (the “Cheniere Revolving Credit Facility”)	—	—
Total debt - Cheniere	3,000	1,500

Total debt	25,238	23,888

Current debt, net of unamortized debt issuance costs	(3,633)	(300)
Unamortized discount and debt issuance costs	(204)	(191)
Total long-term debt, net of unamortized discount and debt issuance costs	$21,401	$23,397

(1)In April 2024, we retired $1.5 billion outstanding aggregate principal amount of the 2025 CCH Senior Notes maturing in March 2025 using proceeds from the 2034 Cheniere Senior Notes and cash on hand.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Credit Facilities

Below is a summary of our committed credit facilities outstanding as of March 31, 2024 (in millions):

	SPL Revolving Credit Facility	CQP Revolving Credit Facility	CCH Credit Facility	CCH Working Capital Facility	Cheniere Revolving Credit Facility
Total facility size	$1,000	$1,000	$3,260	$1,500	$1,250
Less:
Outstanding balance	—	—	—	—	—
Letters of credit issued	272	—	—	155	—
Available commitment	$728	$1,000	$3,260	$1,345	$1,250

Priority ranking	Senior secured	Senior unsecured	Senior secured	Senior secured	Unsecured
Interest rate on available balance (1)	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.0% - 1.75% or base rate plus 0.0% - 0.75%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.125% - 2.0% or base rate plus 0.125% - 1.0%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.5% or base rate plus 0.5%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.0% - 1.5% or base rate plus 0.0% - 0.5%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.075% - 2.20% or base rate plus 0.075% - 1.2%
Commitment fees on undrawn balance (1)	0.075% - 0.30%	0.10% - 0.30%	0.525%	0.10% - 0.20%	0.115% - 0.365%
Maturity date	June 23, 2028	June 23, 2028	(2)	June 15, 2027	October 28, 2026

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
As of March 31, 2024, each of our issuers was in compliance with all covenants related to their respective debt agreements.

Interest Expense

Total interest expense, net of capitalized interest, consisted of the following (in millions):

	Three Months Ended March 31,
	2024	2023
Total interest cost	$311	$321
Capitalized interest	(45)	(24)
Total interest expense, net of capitalized interest	$266	$297

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our senior notes (in millions):

	March 31, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Senior notes	$25,238	$24,288	$23,888	$23,062

(1)As of both March 31, 2024 and December 31, 2023, $3.0 billion of the fair value of our senior notes were classified as Level 3 since these senior notes were valued by applying an unobservable illiquidity adjustment to the price derived from trades or indicative bids of instruments with similar terms, maturities and credit standing. The remainder of our senior notes are classified as Level 2, based on prices derived from trades or indicative bids of the instruments.

The estimated fair value of our credit facilities approximates the principal amount outstanding because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

NOTE 10—LEASES

We are the lessee of LNG vessels leased under time charters (“vessel charters”) as well as tug vessels, office space and facilities and land sites. All of our leases where we are the lessee are classified as operating leases except for certain of our vessel charters, tug vessels and marine equipment, which are classified as finance leases.

The following table shows the classification and location of our right-of-use assets and lease liabilities on our Consolidated Balance Sheets (in millions):

		March 31,	December 31,
	Consolidated Balance Sheets Location	2024	2023
Right-of-use assets—Operating	Operating lease assets	$2,924	$2,641
Right-of-use assets—Financing	Property, plant and equipment, net of accumulated depreciation	456	469
Total right-of-use assets		$3,380	$3,110

Current operating lease liabilities	Current operating lease liabilities	$678	$655
Current finance lease liabilities	Other current liabilities	39	35
Non-current operating lease liabilities	Operating lease liabilities	2,247	1,971
Non-current finance lease liabilities	Finance lease liabilities	458	467
Total lease liabilities		$3,422	$3,128

The following table shows the classification and location of our lease costs on our Consolidated Statements of Operations (in millions):

	Consolidated Statements of Operations Location	Three Months Ended March 31,
		2024	2023
Operating lease cost (a)	Operating costs and expenses (1)	$201	$213
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	13	13
Interest on lease liabilities	Interest expense, net of capitalized interest	9	9
Total lease cost		$223	$235

(a) Included in operating lease cost:
Short-term lease costs		$4	$23
Variable lease costs		1	12

(1)Presented in the appropriate line item within operating costs and expenses, consistent with the nature of the asset under lease.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Future annual minimum lease payments for operating and finance leases as of March 31, 2024 are as follows (in millions):

Years Ending December 31,	Operating Leases	Finance Leases
2024	$624	$52
2025	671	72
2026	538	75
2027	441	77
2028	287	73
Thereafter	932	355
Total lease payments (1)	3,493	704
Less: Interest	(568)	(207)
Present value of lease liabilities	$2,925	$497

(1)Does not include approximately $3.2 billion of legally binding minimum payments for leases executed as of March 31, 2024 that will commence in future periods, consisting entirely of vessel charters, with fixed minimum lease terms of up to 15 years.

The following table shows the weighted-average remaining lease term and the weighted-average discount rate for our operating leases and finance leases:

	March 31, 2024		December 31, 2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	6.3	9.5	6.3	9.7
Weighted-average discount rate (1)	4.8%	7.7%	4.7%	7.7%

(1)The weighted average discount rate is impacted by certain finance leases that commenced prior to the adoption of the current leasing standard under GAAP. In accordance with previous accounting guidance, the implied rate is based on the fair value of the underlying assets.

The following table includes other quantitative information for our operating and finance leases (in millions):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$181	$181
Operating cash flows from finance leases	8	8
Financing cash flows from finance leases	7	—
Right-of-use assets obtained in exchange for operating lease liabilities	446	90

LNG Vessel Subcharters

We sublease certain LNG vessels under charter to third parties while retaining our existing obligation to the original lessor. All of our sublease arrangements have been assessed as operating leases. The following table shows the sublease income recognized in other revenues on our Consolidated Statements of Operations (in millions):

	Three Months Ended March 31,
	2024	2023
Fixed income	$98	$134
Variable income	7	23
Total sublease income	$105	$157

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Future annual minimum sublease payments to be received from LNG vessel subcharters as of March 31, 2024 are as follows (in millions):

Years Ending December 31,	Sublease Payments
2024	$130
2025	13
Total sublease payments	$143

NOTE 11—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Three Months Ended March 31,
	2024	2023
Revenues from contracts with customers
LNG revenues	$4,008	$7,037
Regasification revenues	34	34
Other revenues	73	28
Total revenues from contracts with customers	4,115	7,099
Net derivative gain (1)	29	54
Other (2)	109	157
Total revenues	$4,253	$7,310

(1)See Note 6—Derivative Instruments for additional information about our derivatives.
(2)Primarily includes revenues from LNG vessel subcharters. See Note 10—Leases for additional information about our subleases.

Contract Assets and Liabilities

The following table shows our contract assets, net of current expected credit losses, which are classified as other current assets, net and other non-current assets, net on our Consolidated Balance Sheets (in millions):

	March 31,	December 31,
	2024	2023
Contract assets, net of current expected credit losses	$223	$250

The following table reflects the changes in our contract liabilities, which are included in deferred revenue and other non-current liabilities on our Consolidated Balance Sheets (in millions):

Three Months Ended March 31, 2024
Deferred revenue, beginning of period	$294
Cash received but not yet recognized in revenue	269
Revenue recognized from prior period deferral	(294)
Deferred revenue, end of period	$269

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	March 31, 2024		December 31, 2023
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues (2)	$109.3	9	$111.0	9
Regasification revenues	0.6	3	0.7	3
Total revenues	$109.9		$111.7

(1)The weighted average recognition timing represents an estimate of the number of years during which we shall have recognized half of the unsatisfied transaction price.
(2)We may enter into contracts to sell LNG that are conditioned upon one or both of the parties achieving certain milestones such as reaching FID on a certain liquefaction Train, obtaining financing or achieving substantial completion of a Train and any related facilities. These contracts are included in the transaction price above when the conditions are considered probable of being met and consideration is not otherwise constrained from ultimate pricing and receipt.

The following potential future sources of revenue are omitted from the table above under exemptions we have elected: (1) all performance obligations that are part of a contract that has an original expected duration of one year or less and (2) substantially all variable consideration under our SPAs and TUAs as well as variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of the underlying variable index, primarily Henry Hub, throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Additionally, we have excluded variable consideration related to volumes that are contractually subject to additional liquefaction capacity beyond what is currently in construction or operation.

The following table summarizes the amount of variable consideration earned under contracts with customers included in the table above:

	Three Months Ended March 31,
	2024	2023
LNG revenues	60%	59%
Regasification revenues	8%	7%

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 12—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions, all in the ordinary course of business, as reported on our Consolidated Statements of Operations (in millions):

	Three Months Ended March 31,
	2024	2023
Other revenues
Operating Agreement and Construction Management Agreement with Midship Pipeline Company, LLC (“Midship Pipeline”) (1)	$2	$3

Operating and maintenance expense
Natural Gas Transportation and Storage Agreements with Midship Pipeline (2)	2	2
Natural Gas Transportation and Storage Agreements with a related party through Brookfield (2)	13	16

(1)Midship Pipeline is a subsidiary of Midship Holdings, LLC, which we recognize as an equity method investment.
(2)This related party is partially owned by Brookfield, who indirectly owns a portion of CQP’s limited partner interests.

Below is a summary of our related party balances, all in the ordinary course of business, as reported on our Consolidated Balance Sheets (in millions):

	March 31,	December 31,
	2024	2023
Trade and other receivables, net of current expected credit losses	$2	$3
Accrued liabilities	5	6

NOTE 13—INCOME TAXES

We recorded an income tax provision of $109 million and $1.3 billion during the three months ended March 31, 2024 and 2023, respectively, which was calculated using the annual effective tax rate method.

Our effective tax rate was 11.5% and 17.0% for the three months ended March 31, 2024 and 2023, respectively and was lower than the statutory rate of 21.0% primarily due to CQP’s income that is not taxable to us.
NOTE 14—NET INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table reconciles basic and diluted weighted average common shares outstanding and common stock dividends declared (in millions, except per share data):

	Three Months Ended March 31,
	2024	2023
Net income attributable to Cheniere	$502	$5,434

Weighted average common shares outstanding:
Basic	234.2	243.9
Dilutive unvested stock	0.8	1.9
Diluted	235.0	245.8

Net income per share attributable to common stockholders—basic (1)	$2.14	$22.28
Net income per share attributable to common stockholders—diluted (1)	$2.13	$22.10

Dividends paid per common share	$0.435	$0.395

(1)Earnings per share in the table may not recalculate exactly due to rounding because it is calculated based on whole numbers, not the rounded numbers presented.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
On April 26, 2024, we declared a quarterly dividend of $0.435 per share of common stock that is payable on May 17, 2024 to stockholders of record as of the close of business on May 10, 2024.

NOTE 15—SHARE REPURCHASE PROGRAMS

The following table presents information with respect to common stock repurchased under our share repurchase program (in millions, except per share data):

	Three Months Ended March 31,
	2024	2023
Total shares repurchased	7.52	3.06
Weighted average price paid per share	$158.45	$147.16
Total cost of repurchases (1)	$1,192	$450

(1)Amount excludes associated commission fees and excise taxes incurred, which are excluded costs under the repurchase program.

As of March 31, 2024, we had approximately $950 million remaining under our share repurchase program, which was authorized by the Board in 2022 and is effective through September 30, 2025.

NOTE 16—CUSTOMER CONCENTRATION

The concentration of our customer credit risk in excess of 10% of total revenues and/or trade and other receivables, net of current expected credit losses and contract assets, net of current expected credit losses was as follows:

	Percentage of Total Revenues from External Customers		Percentage of Trade and Other Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended March 31,		March 31,	December 31,
	2024	2023	2024	2023
Customer A	*	11%	*	*
Customer B	*	*	20%	13%
Customer C	10%	*	*	*

* Less than 10%

NOTE 17—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of substantive cash flow information (in millions):

	Three Months Ended March 31,
	2024	2023
Cash paid during the period for interest on debt, net of amounts capitalized	$364	$367
Cash paid (refunded) for income taxes, net	1	(2)
Non-cash investing activity:
Unpaid purchases of property, plant and equipment	109	87
Non-cash financing activity:
Unpaid repurchases of treasury stock inclusive of excise taxes	14	3

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
•statements relating to our goals, commitments and strategies in relation to environmental matters;
•statements regarding legislative, governmental, regulatory, administrative or other public body actions, approvals, requirements, permits, applications, filings, investigations, proceedings or decisions;
•statements regarding our anticipated LNG and natural gas marketing activities; and
•any other statements that relate to non-historical or future information.
All of these types of statements, other than statements of historical or present facts or conditions, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “achieve,” “anticipate,” “believe,” “contemplate,” “continue,” “estimate,” “expect,” “intend,” “plan,” “potential,” “predict,” “project,” “pursue,” “target,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this quarterly report and in the other reports and other information that we file with the SEC, including those discussed under “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2023. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to update or revise any forward-looking statement or provide reasons why actual results may differ, whether as a result of new information, future events or otherwise.

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

LNG is natural gas (methane) in liquid form. The LNG we produce is shipped all over the world, converted back into natural gas (called “regasification”) and then transported via pipeline to homes and businesses and used as an energy source that is essential for heating, cooking, other industrial uses and back up for intermittent energy sources. Natural gas is a cleaner-burning, abundant and affordable source of energy. When LNG is converted back to natural gas, it can be used instead of coal, which reduces the amount of pollution traditionally produced from burning fossil fuels, like sulfur dioxide and particulate matter that enters the air we breathe. Additionally, compared to coal, it produces significantly fewer carbon emissions. By liquefying natural gas, we are able to reduce its volume by 600 times so that we can load it onto special LNG carriers designed to keep the LNG cold and in liquid form for efficient transport overseas.

We are the largest producer of LNG in the United States and we were the second largest LNG operator globally, based on the total production capacity of our liquefaction facilities, which totaled approximately 45 mtpa as of March 31, 2024.

We own and operate a natural gas liquefaction and export facility located in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”), one of the largest LNG production facilities in the world, through our ownership interest in and management agreements with CQP, which is a publicly traded limited partnership that we formed in 2007. As of March 31, 2024, we owned 100% of the general partner interest, a 48.6% limited partner interest and 100% of the incentive distribution rights of CQP. The Sabine Pass LNG Terminal has six operational Trains, for a total production capacity of approximately 30 mtpa of LNG (the “SPL Project”). The Sabine Pass LNG Terminal also has operational regasification facilities that include five LNG storage tanks with aggregate capacity of approximately 17 Bcfe and vaporizers with regasification capacity of approximately 4 Bcf/d, as well as three marine berths, two of which can accommodate vessels with nominal capacity of up to 266,000 cubic meters and the third berth which can accommodate vessels with nominal capacity of up to 200,000 cubic meters. We also own and operate a 94-mile natural gas supply pipeline that interconnects the Sabine Pass LNG Terminal with several large interstate and intrastate pipelines (the “Creole Trail Pipeline”).
Additionally, we own and operate a natural gas liquefaction and export facility located near Corpus Christi, Texas (the “Corpus Christi LNG Terminal”) through CCL, which currently has natural gas liquefaction facilities consisting of three operational Trains for a total production capacity of approximately 15 mtpa of LNG, three LNG storage tanks with aggregate capacity of approximately 10 Bcfe and two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters. We are constructing an expansion of the Corpus Christi LNG Terminal (the “Corpus Christi Stage 3 Project”) consisting of seven midscale Trains with an expected total production capacity of over 10 mtpa of LNG. We also own and operate a 21.5-mile natural gas supply pipeline that interconnects the Corpus Christi LNG Terminal with several large interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline” and together with the existing assets at the Corpus Christi LNG Terminal and the Corpus Christi Stage 3 Project, the “CCL Project”).

Our long-term customer arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows. We have contracted substantially all of our anticipated production capacity under SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and under IPM agreements, in which a gas producer sells natural gas to us on a global LNG or natural gas index price, less a fixed liquefaction fee, shipping and other costs. The SPAs also have a variable fee component, which is generally structured to cover the cost of natural gas purchases, transportation and liquefaction fuel consumed to produce LNG. Since we procure most of our feedstock for LNG production from the U.S., the structure of these contracts helps limit our exposure to fluctuations in U.S. natural gas prices. Through our SPAs and IPM agreements, we have contracted approximately 95% of the total anticipated production from the SPL Project and the CCL Project (collectively, the “Liquefaction Projects”) through the mid-2030s with approximately 16 years of weighted average remaining life as of March 31, 2024, excluding volumes from contracts with terms less than 10 years and volumes that are contractually subject to additional liquefaction capacity beyond what is currently in construction or operation. We also market and sell LNG produced by the Liquefaction Projects that is not contracted by CCL or SPL through our integrated marketing function.

We remain focused on safety, operational excellence and customer satisfaction. Increasing demand for LNG has allowed us to expand our liquefaction infrastructure in a financially disciplined manner. We have increased available liquefaction capacity at our Liquefaction Projects as a result of debottlenecking and other optimization projects. We believe these factors provide a foundation for additional growth in our portfolio of customer contracts in the future. We hold significant land positions at both the Sabine Pass LNG Terminal and the Corpus Christi LNG Terminal, which provide opportunity for further liquefaction capacity expansion. In March 2023, certain of our subsidiaries submitted an application with the FERC under the Natural Gas Act (the “NGA”) for an expansion adjacent to the CCL Project consisting of two midscale Trains with an expected total production capacity of approximately 3 mtpa of LNG (the “CCL Midscale Trains 8 & 9 Project”). Additionally, we are developing an expansion adjacent to the SPL Project with a total production capacity of up to approximately 20 mtpa of LNG, inclusive of estimated debottlenecking opportunities (the “SPL Expansion Project”). In February 2024, certain subsidiaries of CQP submitted an application to the FERC under the NGA for authorization to site, construct and operate the SPL Expansion Project, as well as an application to the DOE requesting authorization to export LNG to FTA countries and non-FTA countries, both of which applications exclude debottlenecking. The development of the CCL Midscale Trains 8 & 9 Project, the SPL Expansion Project or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before we make a positive FID.

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
Overview of Significant Events

Our significant events since January 1, 2024 and through the filing date of this Form 10-Q include the following:

Strategic

•In February 2024, certain subsidiaries of CQP submitted an application to the FERC under the NGA for authorization to site, construct and operate the SPL Expansion Project, as well as an application to the DOE requesting authorization to export LNG to FTA countries and non-FTA countries, both of which applications exclude debottlenecking.
Operational

•As of April 25, 2024, over 3,400 cumulative LNG cargoes totaling over 230 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Projects.

Financial

•In March 2024, Cheniere issued $1.5 billion aggregate principal amount of 5.650% Senior Notes due 2034 (the “2034 Cheniere Senior Notes”). The net proceeds from the 2034 Cheniere Senior Notes, together with cash on hand, were used in April 2024 to retire the approximately $1.5 billion outstanding aggregate principal amount of CCH’s 5.875% Senior Secured Notes due 2025 (the “2025 CCH Senior Notes”).
•During the three months ended March 31, 2024, we accomplished the following pursuant to our capital allocation priorities:
◦We repurchased approximately 7.5 million shares of our common stock as part of our share repurchase program for approximately $1.2 billion.
◦SPL prepaid $150 million of outstanding aggregate principal amount of its 5.750% Senior Secured Notes due 2024.
◦We paid a dividend of $0.435 per share of common stock.
◦We continued to invest in accretive organic growth, including our investment in the Corpus Christi Stage 3 Project, as further described under Investing Cash Flows in Sources and Uses of Cash within Liquidity and Capital Resources.

Results of Operations

Consolidated results of operations

	Three Months Ended March 31,
(in millions, except per share data)	2024	2023	Variance
Revenues
LNG revenues	$4,037	$7,091	$(3,054)
Regasification revenues	34	34	—
Other revenues	182	185	(3)
Total revenues	4,253	7,310	(3,057)

Operating costs and expenses (recoveries)
Cost (recovery) of sales (excluding items shown separately below)	2,236	(1,539)	3,775
Operating and maintenance expense	451	444	7
Selling, general and administrative expense	101	107	(6)
Depreciation and amortization expense	302	297	5
Other	9	10	(1)
Total operating costs and expenses (recoveries)	3,099	(681)	3,780

Income from operations	1,154	7,991	(6,837)

Other income (expense)
Interest expense, net of capitalized interest	(266)	(297)	31
Gain on modification or extinguishment of debt	—	20	(20)
Interest and dividend income	61	35	26
Other income (expense), net	(1)	2	(3)
Total other expense	(206)	(240)	34

Income before income taxes and non-controlling interest	948	7,751	(6,803)
Less: income tax provision	109	1,316	(1,207)
Net income	839	6,435	(5,596)
Less: net income attributable to non-controlling interest	337	1,001	(664)
Net income attributable to Cheniere	$502	$5,434	$(4,932)

Net income per share attributable to common stockholders—basic	$2.14	$22.28	$(20.14)
Net income per share attributable to common stockholders—diluted	$2.13	$22.10	$(19.97)

Volumes loaded and recognized from the Liquefaction Projects

Three Months Ended March 31, 2024
(in TBtu)
Volumes loaded during the current period	601
Volumes loaded during the prior period but recognized during the current period	37
Less: volumes loaded during the current period and in transit at the end of the period	(30)
Total volumes recognized in the current period	608

Components of LNG revenues and corresponding LNG volumes delivered

	Three Months Ended March 31,
	2024	2023	Variance
LNG revenues (in millions):
LNG from the Liquefaction Projects sold under third party long-term agreements (1)	$3,043	$3,740	$(697)
LNG from the Liquefaction Projects sold by our integrated marketing function under short-term agreements	793	3,244	(2,451)
LNG procured from third parties	119	—	119
Net derivative gains	30	54	(24)
Other revenues	52	53	(1)
Total LNG revenues	$4,037	$7,091	$(3,054)

Volumes delivered as LNG revenues (in TBtu):
LNG from the Liquefaction Projects sold under third party long-term agreements (1)	538	511	27
LNG from the Liquefaction Projects sold by our integrated marketing function under short-term agreements	70	108	(38)
LNG procured from third parties	11	—	11
Total volumes delivered as LNG revenues	619	619	—

(1)Long-term agreements include agreements with an initial tenor of 12 months or more.

Net income attributable to Cheniere

Substantially all of the unfavorable variance of $4.9 billion in net income attributable to Cheniere for the three months ended March 31, 2024 as compared to the same period of 2023 was attributable to unfavorable changes in fair value and settlements of derivatives of $4.9 billion (before tax and the impact of non-controlling interest) between the periods. The majority of the derivative variance was due to non-recurrence of a prior period gain attributable to our IPM agreements, which changed from a gain of $4.0 billion in the three months ended March 31, 2023 to a loss of $295 million in the three months ended March 31, 2024, due to moderation of changes in volatility in international gas prices in the current period relative to the same period of 2023.

Additionally, there was a $1.9 billion decrease in LNG revenues, net of cost of sales and excluding the aforementioned effect of derivatives, the majority of which was attributable to lower margins on LNG delivered as further described in Revenues below. The unfavorable variance was partially offset by:
•$1.2 billion favorable variance in income tax provision primarily due to lower taxable earnings; and
•$664 million favorable variance in net income attributable to non-controlling interest, substantially all of which is due to a decrease in CQP’s consolidated net income between the comparable periods from nonrecurrence of favorable changes in fair value of derivatives between the periods.

The following is an additional discussion of the significant drivers of the variance in net income attributable to common stockholders by line item:

Revenues

The decrease of $3.1 billion between the three months ended March 31, 2024 as compared to the same period of 2023 was primarily attributable to:
•$2.3 billion decrease in revenues generated by our marketing function under short-term agreements due to moderating international prices and a reduction of volumes sold under short-term agreements as a result of additional long-term agreements commencing in the current period; and
•$697 million decrease in Henry Hub pricing, to which the majority of our long-term LNG sales contracts are indexed.

Operating costs and expenses (recoveries)

The $3.8 billion unfavorable variance between the three months ended March 31, 2024 as compared to the same period of 2023 was primarily attributable to a $4.9 billion unfavorable variance from changes in fair value and settlements of derivatives included in cost of sales, from a $4.6 billion gain in the three months ended March 31, 2023 to a $287 million loss in the three months ended March 31, 2024, primarily due to moderating volatility in international gas prices during the current period resulting in decreased non-cash gain in fair value of our commodity derivatives indexed to such prices during the three months ended March 31, 2024, specifically associated with our IPM agreements as described above under the caption Net income attributable to Cheniere. This unfavorable variance was partially offset by a $1.1 billion decrease in cost of sales excluding the effect of derivative changes described above, primarily as a result of a $948 million decrease in cost of natural gas feedstock largely due to lower U.S. natural gas prices.

Other income (expense)

The $34 million favorable variance between the three months ended March 31, 2024 as compared to the same period of 2023 was primarily attributable to:
•$31 million decrease in interest expense, net of capitalized interest, primarily due to an increase in the extent of interest costs qualifying for capitalization, given the higher carrying value of assets under construction.
•$26 million increase in interest and dividend income as a result of higher interest income earned on cash and cash equivalents from higher interest rates in 2024.

For the three months ended March 31, 2023, we recognized a $20 million gain on extinguishment of debt related to the repurchase of a portion of CCH’s senior notes at prices below par. Such gain did not recur in 2024, partially offsetting the favorable variances referenced above.

Income tax provision

The $1.2 billion favorable variance between the three months ended March 31, 2024 as compared to the same period of 2023 was primarily attributable to a decrease in pre-tax income.

Additionally, our effective tax rate was 11.5% and 17.0% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate for both the three months ended March 31, 2024 and 2023 was lower than the statutory rate of 21% primarily due to CQP’s income that is not taxable to us.
Net income attributable to non-controlling interests

The $664 million decrease between the three months ended March 31, 2024 as compared to the same period of 2023 was attributable to a $1.3 billion decrease in CQP’s consolidated net income between the three months ended March 31, 2024 and 2023 that was substantially all due to the nonrecurrence of favorable changes in fair value of derivatives between the periods.

Significant factors affecting our results of operations

Below are significant factors that affect our results of operations.

Gains and losses on derivative instruments

Derivative instruments, which in addition to managing exposure to commodity-related marketing and price risks are utilized to manage exposure to changing interest rates and foreign exchange volatility, are reported at fair value on our Consolidated Financial Statements. For commodity derivative instruments related to our IPM agreements, the underlying LNG sales being economically hedged are accounted for under the accrual method of accounting, whereby revenues expected to be derived from the future LNG sales are recognized only upon delivery or realization of the underlying transaction. Notwithstanding the operational intent to mitigate risk exposure over time, the recognition of derivative instruments at fair value has the effect of recognizing gains or losses relating to future period exposure, and given the significant volumes, long-term duration and volatility in price basis for certain of our derivative contracts, the use of derivative instruments may result in continued volatility of our results of operations based on changes in market pricing, counterparty credit risk and other relevant factors that may be outside of our control. For example, as described in Note 6—Derivative Instruments of our Notes to Consolidated Financial Statements, the fair value of the Liquefaction Supply Derivatives and LNG Trading Derivatives incorporates, as applicable to our natural gas supply contracts, market participant-based assumptions pertaining to certain contractual uncertainties, including those related to the availability of market information for delivery points, which may require future development of infrastructure, as well as the timing of satisfaction of certain events or development of infrastructure to support natural gas gathering and transport. We may recognize changes in fair value through earnings that could significantly impact our results of operations if and when such uncertainties are resolved.

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

March 31, 2024
Cash and cash equivalents (1)	$4,411
Restricted cash and cash equivalents (1)	427
Available commitments under our credit facilities (2):
SPL Revolving Credit Facility	728
CQP Revolving Credit Facility	1,000
CCH Credit Facility	3,260
CCH Working Capital Facility	1,345
Cheniere Revolving Credit Facility	1,250
Total available commitments under our credit facilities	7,583

Total available liquidity	$12,421

(1)Amounts presented include balances held by our consolidated variable interest entities (“VIEs”), as discussed in Note 7—Non-controlling Interests and Variable Interest Entities of our Notes to Consolidated Financial Statements. As of March 31, 2024, assets of our VIEs, which are included in our Consolidated Balance Sheets, included $333 million of cash and cash equivalents and $64 million of restricted cash and cash equivalents. In April 2024, $1.5 billion of cash was used to retire the approximately $1.5 billion outstanding aggregate principal amount of the 2025 CCH Senior Notes.
(2)Available commitments represent total commitments less loans outstanding and letters of credit issued under each of our credit facilities as of March 31, 2024. See Note 9—Debt of our Notes to Consolidated Financial Statements for additional information on our credit facilities and other debt instruments.
Our liquidity position subsequent to March 31, 2024 will be driven by future sources of liquidity and future cash requirements. For a discussion of our future sources and uses of liquidity, see the liquidity and capital resources disclosures in our annual report on Form 10-K for the fiscal year ended December 31, 2023.

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

Corpus Christi Stage 3 Project

The following table summarizes the project completion and construction status of the Corpus Christi Stage 3 Project as of March 31, 2024:

Overall project completion percentage	55.9%
Completion percentage of:
Engineering	89.3%
Procurement	74.8%
Subcontract work	75.4%
Construction	16.5%
Date of expected substantial completion	1H 2025 - 2H 2026

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

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$1,246	$3,421
Net cash used in investing activities	(666)	(727)
Net cash used in financing activities	(264)	(1,740)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(3)	2
Net increase in cash, cash equivalents and restricted cash and cash equivalents	$313	$956
Operating Cash Flows

The $2.2 billion decrease between the periods was primarily related to lower cash receipts from the sale of LNG cargoes due to a reduction in both pricing per MMBtu and volumes sold under short-term agreements. The decrease was partially offset by lower cash outflows for natural gas feedstock, mostly due to lower U.S. natural gas prices.

We became subject to the 15% CAMT beginning in 2024. Accordingly, our U.S. federal income tax obligations are expected to accelerate relative to prior periods, subject to and conditioned on variability in our pre-tax GAAP income, including period-to-period volatility attributable to changes in the fair value of our derivative instruments. As any accelerated CAMT tax liability provides an offsetting credit against our regular U.S. federal income tax liability for future years, we expect that any future impact will be limited to timing differences. Please refer to our annual report on Form 10-K for the fiscal year ended December 31, 2023 for additional discussion of the potential impacts of CAMT on our future liquidity.

Investing Cash Flows

Our investing net cash outflows in both periods primarily were for the construction costs for the Corpus Christi Stage 3 Project, which were $509 million during the three months ended March 31, 2024 compared to $543 million in the comparable period of 2023. We expect to incur a similar level of capital expenditures in future periods as construction work progresses on the Corpus Christi Stage 3 Project.

Financing Cash Flows

The following table summarizes our financing activities (in millions):

	Three Months Ended March 31,
	2024	2023
Proceeds from issuances of debt	$1,497	$—
Redemptions, repayments and repurchases of debt	(150)	(896)
Distributions to non-controlling interest	(253)	(261)
Repurchase of common stock	(1,189)	(450)
Dividends to stockholders	(105)	(99)
Other, net	(64)	(60)
Net cash used in financing activities	$(264)	$(1,766)

Debt Issuances

During the three months ended March 31, 2024, we issued an aggregate principal amount of $1.5 billion of 2034 Cheniere Senior Notes, the proceeds of which were used to retire the outstanding aggregate principal amount of approximately $1.5 billion of the 2025 CCH Senior Notes. As of March 31, 2024, the only debt maturing in 2024 was the remaining $150 million outstanding of the 5.750% Senior Secured Notes due 2024 (the “2024 SPL Senior Notes”). We did not have any debt issuances or borrowings during the three months ended March 31, 2023.
Debt Redemptions, Repayments and Repurchases

The following table shows the redemptions, repayments and repurchases of debt, including intra-quarter repayments (in millions):

	Three Months Ended March 31,
	2024	2023
Redemptions, repayments and repurchases of debt
SPL:
2024 SPL Senior Notes	$(150)	$—

CCH:
7.000% Senior Notes due 2024	—	(498)
5.125% Senior Notes due 2027	—	(69)
3.700% Senior Notes due 2029	—	(237)
2.742% Senior Notes due 2039	—	(92)
Total redemptions, repayments and repurchases of debt	$(150)	$(896)

Repurchase of Common Stock

During the three months ended March 31, 2024 and 2023, we paid $1.2 billion and $450 million to repurchase 7.5 million and 3.1 million shares of our common stock, respectively, under our share repurchase program. As of March 31, 2024, we had approximately $950 million remaining under our share repurchase program.

Cash Dividends to Stockholders

During the three months ended March 31, 2024, we paid a dividend of $0.435 per share of common stock, for a total of $105 million. We paid a dividend of $0.395 per share of common stock for a total of $99 million during the three months ended March 31, 2023.

On April 26, 2024, we declared a quarterly dividend of $0.435 per share of common stock that is payable on May 17, 2024 to stockholders of record as of the close of business on May 10, 2024.
Summary of Critical Accounting Estimates

The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2023.

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

	March 31, 2024		December 31, 2023
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(2,404)	$1,519	$(2,117)	$1,526
LNG Trading Derivatives	(4)	13	10	12

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. There have been no material changes to the legal proceedings disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes share repurchases for the three months ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans (in millions)
January 1 - 31, 2024	1,025,355	$165.30	1,025,355	$1,972
February 1 - 29, 2024	3,343,159	$158.12	3,343,159	$1,443
March 1 - 31, 2024	3,152,062	$156.56	3,152,062	$950
Total	7,520,576		7,520,576

(1)The price paid per share was based on the average trading price of our common stock on the dates on which we repurchased the shares.

ITEM 5.    OTHER INFORMATION

Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits our directors and executive officers to enter into trading plans designed to comply with Rule 10b5-1. During the three-month period ending March 31, 2024, none of our executive officers or directors adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6.    EXHIBITS

Exhibit No.
Description
4.1
Indenture, dated as of March 19, 2024, between the Company, as issuer, and the Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on March 19, 2024)

4.2
First Supplemental Indenture, dated as of March 19, 2024, between the Company, as issuer, and the Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on March 19, 2024)

10.1*
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 4 Liquefaction Facility, dated November 7, 2018, by and between SPL and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-00081 Subproject 6(a) Letter of Credit Reduction, dated August 30, 2023

10.2*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Liquefaction Stage 3 Project, dated March 1, 2022, by and between CCL and Bechtel Energy, Inc.: (i) the Change Order CO-00073 Amendment to Add Provisional Sums for the Performance and Attendance Bonus (PAB) and Saturday Work Shift Program, dated November 6, 2023, (ii) the Change Order CO-00074 Q3 2023 Commodity Price Rise and Fall Adjustment (Final Attachment MM Adjustment), dated November 6, 2023, (iii) the Change Order CO-00075 Surcharge Fill Material Transportation, dated October 11, 2023, (iv) the Change Order CO-00076 FERC Package #3 Firewall Layout (310R18), dated November 6, 2023, (v) the Change Order CO-00077 Site Plan Update Package #2 - Re-route Heavy Haul Road, dated November 2, 2023, (vi) the Change Order CO-00078 Firewater Loop Interconnect with CCL Stage 1 and CCL Stage 2, dated December 6, 2023, (vii) the Change Order CO-00079 Refrigerant Loading Manifold Design Changes, dated December 6, 2023, (viii) the Change Order CO-00080 CCL Tank(s) “A” and “C” Tie-in Long Lead Item Purchases Package #2, dated January 26, 2024, (ix) the Change Order CO-00081 CCL Tank(s) “A” and “C” Tie-in Bridging Engineering (Through 29-Mar-2024), dated February 8, 2024, (x) the Change Order CO-00082 ISA 84 Owner Requested Changes, dated January 24, 2024, (xi) the Change Order CO-00083 HAZOP Package #5 (“Phase Three Items”), dated October 19, 2023, (xii) the Change Order CO-00084 CCL Tank(s) “A” and “C” Long-Lead Item Purchases Package #3, dated March 4, 2024, (xiii) the Change Order CO-00085 Site Plan Update Package #3 - Fencing, dated January 17, 2024 (Portions of this exhibit have been omitted.)

10.3
Registration Rights Agreement, dated as of March 19, 2024, between the Company, as issuer, and Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, BBVA Securities Inc., Mizuho Securities USA LLC, Scotia Capital (USA) Inc. and Truist Securities, Inc. as representatives of the initial purchasers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (SEC File No. 001-16383), filed on March 19, 2024)

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

CHENIERE ENERGY, INC.

Date:	May 2, 2024	By:	/s/ Zach Davis
Zach Davis
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	May 2, 2024	By:	/s/ David Slack
David Slack
Senior Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)