Form 10-Q
period 2024-09-30
Cheniere Energy, Inc.
filed 2024-10-31
CIK 3570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of October 25, 2024, the issuer had 224,365,066 shares of Common Stock outstanding.

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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of September 30, 2024, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

Unless the context requires otherwise, references to the “Company,” “we,” “us” and “our” refer to Cheniere Energy, Inc. and its consolidated subsidiaries, including our publicly traded subsidiary, CQP.

PART I.    FINANCIAL INFORMATION

BES
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
LNG revenues	$3,554	$3,974	$10,633	$14,984
Regasification revenues	34	34	102	101
Other revenues	175	151	532	486
Total revenues	3,763	4,159	11,267	15,571

Operating costs and expenses (recoveries)
Cost (recovery) of sales (excluding items shown separately below)	1,255	556	4,275	(71)
Operating and maintenance expense	450	445	1,364	1,376
Selling, general and administrative expense	99	102	299	296
Depreciation and amortization expense	306	298	912	892
Other operating costs and expenses	6	3	28	24
Total operating costs and expenses	2,116	1,404	6,878	2,517

Income from operations	1,647	2,755	4,389	13,054

Other income (expense)
Interest expense, net of capitalized interest	(247)	(283)	(770)	(871)
Gain (loss) on modification or extinguishment of debt	—	(3)	(9)	15
Interest and dividend income	41	58	149	147
Other income (expense), net	(3)	4	(1)	7
Total other expense	(209)	(224)	(631)	(702)

Income before income taxes and non-controlling interest	1,438	2,531	3,758	12,352
Less: income tax provision	231	440	550	2,119
Net income	1,207	2,091	3,208	10,233
Less: net income attributable to non-controlling interest	314	390	933	1,729
Net income attributable to Cheniere	$893	$1,701	$2,275	$8,504

Net income per share attributable to common stockholders—basic (1)	$3.95	$7.08	$9.91	$35.12
Net income per share attributable to common stockholders—diluted	$3.93	$7.03	$9.88	$34.87

Weighted average number of common shares outstanding—basic	226.3	240.2	229.6	242.1
Weighted average number of common shares outstanding—diluted	227.0	242.0	230.3	243.9
___________________
(1)Earnings per share may not recalculate due to rounding because it is calculated based on whole numbers, not the rounded numbers presented.
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (1)
(in millions, except share data)

	September 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,663	$4,066
Restricted cash and cash equivalents	413	459
Trade and other receivables, net of current expected credit losses	680	1,106
Inventory	394	445
Current derivative assets	94	141
Margin deposits	102	18
Other current assets, net	109	96
Total current assets	4,455	6,331

Property, plant and equipment, net of accumulated depreciation	33,219	32,456
Operating lease assets	2,859	2,641
Derivative assets	1,661	863
Deferred tax assets	26	26
Other non-current assets, net	855	759
Total assets	$43,075	$43,076

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$137	$181
Accrued liabilities	1,654	1,780
Current debt, net of unamortized discount and debt issuance costs	700	300
Deferred revenue	189	179
Current operating lease liabilities	621	655
Current derivative liabilities	801	750
Other current liabilities	54	43
Total current liabilities	4,156	3,888

Long-term debt, net of unamortized discount and debt issuance costs	22,546	23,397
Operating lease liabilities	2,234	1,971
Finance lease liabilities	495	467
Derivative liabilities	2,217	2,378
Deferred tax liabilities	1,626	1,545
Other non-current liabilities	448	410
Total liabilities	33,722	34,056

Redeemable non-controlling interest	6	—

Stockholders’ equity
Preferred stock: $0.0001 par value, 5.0 million shares authorized, none issued	—	—
Common stock: $0.003 par value, 480.0 million shares authorized; 278.5 million shares and 277.9 million shares issued at September 30, 2024 and December 31, 2023, respectively	1	1
Treasury stock: 53.1 million shares and 40.9 million shares at September 30, 2024 and December 31, 2023, respectively, at cost	(5,853)	(3,864)
Additional paid-in-capital	4,436	4,377
Retained earnings	6,518	4,546
Total Cheniere stockholders’ equity	5,102	5,060
Non-controlling interest	4,245	3,960
Total stockholders’ equity	9,347	9,020
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$43,075	$43,076

(1)Amounts presented include balances held by our consolidated variable interest entities (“VIEs”), substantially all of which are related to CQP, as further discussed in Note 6—Non-Controlling Interests and Variable Interest Entities. As of September 30, 2024, total assets and liabilities of our VIEs were $17.2 billion and $18.0 billion, respectively, including $331 million of cash and cash equivalents and $103 million of restricted cash and cash equivalents.
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND REDEEMABLE NON-CONTROLLING INTEREST
(in millions)
(unaudited)

Three and Nine Months Ended September 30, 2024
	Total Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Non-controlling Interest	Total Equity	Redeemable Non-Controlling Interest (1)
	Shares	Par Value Amount	Shares	Amount
Balance at December 31, 2023	237.0	$1	40.9	$(3,864)	$4,377	$4,546	$3,960	$9,020	$—
Vesting of share-based compensation awards	0.6	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	34	—	—	34	—
Issued shares withheld from employees related to share-based compensation, at cost	—	—	—	—	(40)	—	—	(40)	—
Shares repurchased, at cost	(7.5)	—	7.5	(1,203)	—	—	—	(1,203)	—
Net income	—	—	—	—	—	502	337	839	—
Contributions from redeemable non-controlling interest	—	—	—	—	—	—	—	—	4
Distributions to non-controlling interest	—	—	—	—	—	—	(253)	(253)	—
Dividends declared ($0.435 per common share)	—	—	—	—	—	(103)	—	(103)	—
Balance at March 31, 2024	230.1	1	48.4	(5,067)	4,371	4,945	4,044	8,294	4
Share-based compensation	—	—	—	—	36	—	—	36	—
Issued shares withheld from employees related to share-based compensation, at cost	—	—	—	—	(1)	—	—	(1)	—
Shares repurchased, at cost	(3.1)	—	3.1	(501)	—	—	—	(501)	—
Net income	—	—	—	—	—	880	282	1,162	—
Contributions from redeemable non-controlling interest	—	—	—	—	—	—	—	—	2
Distributions to non-controlling interest	—	—	—	—	—	—	(198)	(198)	—
Dividends declared ($0.435 per common share declared on April 26, 2024 and $0.435 per common share declared on June 17, 2024)	—	—	—	—	—	(200)	—	(200)	—
Balance at June 30, 2024	227.0	1	51.5	(5,568)	4,406	5,625	4,128	8,592	6
Share-based compensation	—	—	—	—	34	—	—	34	—
Issued shares withheld from employees related to share-based compensation, at cost	—	—	—	—	(4)	—	—	(4)	—
Shares repurchased, at cost	(1.6)	—	1.6	(285)	—	—	—	(285)	—
Net income	—	—	—	—	—	893	314	1,207	—
Distributions to non-controlling interest	—	—	—	—	—	—	(197)	(197)	—
Balance at September 30, 2024	225.4	$1	53.1	$(5,853)	$4,436	$6,518	$4,245	$9,347	$6

(1)Redeemable non-controlling interest represents the economic interest held by a third party in one of our consolidated VIEs that is redeemable for cash under certain circumstances, including those that are outside of our control. As such, the economic interest is not a component of permanent equity on our Consolidated Balance Sheets.

The accompanying notes are an integral part of these consolidated financial statements.

Three and Nine Months Ended September 30, 2023
	Total Stockholders’ Equity (Deficit)
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-controlling Interest	Total Equity (Deficit)	Redeemable Non-Controlling Interest
	Shares	Par Value Amount	Shares	Amount
Balance at December 31, 2022	245.5	$1	31.2	$(2,342)	$4,314	$(4,942)	$2,798	$(171)	$—
Vesting of share-based compensation awards	1.0	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	43	—	—	43	—
Issued shares withheld from employees related to share-based compensation, at cost	(0.2)	—	0.2	(26)	(29)	—	—	(55)	—
Shares repurchased, at cost	(3.1)	—	3.1	(453)	—	—	—	(453)	—
Net income	—	—	—	—	—	5,434	1,001	6,435	—
Distributions to non-controlling interest	—	—	—	—	—	—	(261)	(261)	—
Dividends declared ($0.395 per common share)	—	—	—	—	—	(98)	—	(98)	—
Balance at March 31, 2023	243.2	1	34.5	(2,821)	4,328	394	3,538	5,440	—
Share-based compensation	—	—	—	—	36	—	—	36	—
Issued shares withheld from employees related to share-based compensation, at cost	—	—	—	—	(1)	—	—	(1)	—
Shares repurchased, at cost	(2.3)	—	2.3	(341)	—	—	—	(341)	—
Net income	—	—	—	—	—	1,369	338	1,707	—
Distributions to non-controlling interest	—	—	—	—	—	—	(252)	(252)	—
Dividends declared ($0.395 per common share)	—	—	—	—	—	(97)	—	(97)	—
Balance at June 30, 2023	240.9	1	36.8	(3,162)	4,363	1,666	3,624	6,492	—
Vesting of share-based compensation awards	0.1	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	37	—	—	37	—
Issued shares withheld from employees related to share-based compensation, at cost	—	—	—	—	(6)	—	—	(6)	—
Shares repurchased, at cost	(2.2)	—	2.2	(360)	—	—	—	(360)	—
Net income	—	—	—	—	—	1,701	390	2,091	—
Distributions to non-controlling interest	—	—	—	—	—	—	(251)	(251)	—
Dividends declared ($0.395 per common share)	—	—	—	—	—	(96)	—	(96)	—
Balance at September 30, 2023	238.8	$1	39.0	$(3,522)	$4,394	$3,271	$3,763	$7,907	$—
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$3,208	$10,233
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized foreign currency exchange loss (gain), net	4	(2)
Depreciation and amortization expense	912	892
Share-based compensation expense	140	128
Amortization of discount and debt issuance costs	32	34
Reduction of right-of-use assets	500	464
Loss (gain) on modification or extinguishment of debt	9	(15)
Total gains on derivative instruments, net	(861)	(6,839)
Net cash used for settlement of derivative instruments	—	(96)
Deferred taxes	93	2,015
Other, net	14	3
Changes in operating assets and liabilities:
Trade and other receivables	427	1,134
Inventory	50	422
Margin deposits	(85)	61
Other non-current assets	(55)	(35)
Accounts payable and accrued liabilities	(207)	(1,261)
Total deferred revenue	24	27
Total operating lease liabilities	(489)	(456)
Other, net	37	(11)
Net cash provided by operating activities	3,753	6,698

Cash flows from investing activities
Property, plant and equipment, net	(1,669)	(1,430)
Investment in equity method investments	(12)	(36)
Other	(25)	(12)
Net cash used in investing activities	(1,706)	(1,478)

Cash flows from financing activities
Proceeds from issuances of debt	2,725	1,397
Redemptions, repayments and repurchases of debt	(3,171)	(2,548)
Distributions to non-controlling interest	(648)	(764)
Payments related to tax withholdings for share-based compensation	(45)	(62)
Repurchase of common stock	(1,981)	(1,132)
Dividends to stockholders	(300)	(291)
Other, net	(73)	(26)
Net cash used in financing activities	(3,493)	(3,426)

Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(3)	2

Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(1,449)	1,796
Cash, cash equivalents and restricted cash and cash equivalents—beginning of period	4,525	2,487
Cash, cash equivalents and restricted cash and cash equivalents—end of period	$3,076	$4,283

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

CQP owns the Sabine Pass LNG Terminal, which has natural gas liquefaction facilities consisting of six operational Trains, for a total production capacity of approximately 30 mtpa of LNG (the “SPL Project”). The Sabine Pass LNG Terminal also has operational regasification facilities that include five LNG storage tanks, vaporizers and three marine berths. We also own and operate a 94-mile natural gas supply pipeline that interconnects the Sabine Pass LNG Terminal with several large interstate and intrastate pipelines (the “Creole Trail Pipeline”). As of September 30, 2024, we owned 100% of the general partner interest, a 48.6% limited partner interest and 100% of the incentive distribution rights of CQP.

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

Results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2024.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 2—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses, consisted of the following (in millions):

	September 30,	December 31,
	2024	2023
Trade receivables
SPL and CCL	$364	$525
Cheniere Marketing	242	451
Other	4	4
Other receivables	70	126
Total trade and other receivables, net of current expected credit losses	$680	$1,106

NOTE 3—INVENTORY

Inventory consisted of the following (in millions):

	September 30,	December 31,
	2024	2023
Materials	$220	$207
LNG	74	88
LNG in-transit	80	112
Natural gas	18	35
Other	2	3
Total inventory	$394	$445

NOTE 4—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	September 30,	December 31,
	2024	2023
Terminal and related assets
Terminal and interconnecting pipeline facilities	$34,209	$34,069
Land	466	463
Construction-in-process	4,934	3,480
Accumulated depreciation	(6,948)	(6,099)
Total terminal and related assets, net of accumulated depreciation	32,661	31,913
Fixed assets and other
Computer and office equipment	39	37
Furniture and fixtures	31	31
Computer software	129	125
Leasehold improvements	44	43
Other	24	21
Accumulated depreciation	(196)	(183)
Total fixed assets and other, net of accumulated depreciation	71	74
Assets under finance leases
Marine assets	583	532
Accumulated depreciation	(96)	(63)
Total assets under finance leases, net of accumulated depreciation	487	469
Property, plant and equipment, net of accumulated depreciation	$33,219	$32,456
Depreciation expense was $304 million and $296 million during the three months ended September 30, 2024 and 2023, respectively, and $907 million and $887 million during the nine months ended September 30, 2024 and 2023, respectively.

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
The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis, distinguished by the fair value hierarchy levels prescribed by GAAP (in millions):

	Fair Value Measurements as of
	September 30, 2024				December 31, 2023
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$(2)	$2	$(1,268)	$(1,268)	$25	$36	$(2,178)	$(2,117)
LNG Trading Derivatives asset (liability)	(4)	13	—	9	30	(20)	—	10
FX Derivatives liability	—	(4)	—	(4)	—	(17)	—	(17)

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

The Level 3 fair value measurements of our natural gas positions within the Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for the Level 3 Liquefaction Supply Derivatives as of September 30, 2024:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Liquefaction Supply Derivatives	$(1,268)	Market approach incorporating present value techniques	Henry Hub basis spread	$(1.230) - $0.481 / $(0.117)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	70% - 411% / 186%

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Spread contemplates U.S. dollar-denominated pricing.
Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of the Liquefaction Supply Derivatives.

The following table shows the changes in the fair value of the Level 3 Liquefaction Supply Derivatives (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance, beginning of period	$(1,729)	$(4,611)	$(2,178)	$(9,924)
Realized and change in fair value gains (losses) included in net income (1):
Included in cost of sales, existing deals (2)	256	1,197	470	5,350
Included in cost of sales, new deals (3)	(4)	8	11	26
Purchases and settlements:
Purchases (4)	—	—	—	—
Settlements (5)	204	187	426	1,323
Transfers out of level 3 (6)	5	3	3	9
Balance, end of period	$(1,268)	$(3,216)	$(1,268)	$(3,216)
Favorable changes in fair value relating to instruments still held at the end of the period	$252	$1,205	$481	$5,376

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

Commodity Derivatives

We hold Liquefaction Supply Derivatives which are primarily indexed to the natural gas market and international LNG indices. As of September 30, 2024, the remaining fixed terms of the Liquefaction Supply Derivatives ranged up to approximately 15 years, some of which commence or accelerate upon the satisfaction of certain events or development of infrastructure to support natural gas gathering and transport.

Cheniere Marketing has historically entered into, and may from time to time enter into, LNG transactions that provide for contractual net settlement. Such transactions are accounted for as LNG Trading Derivatives along with financial commodity contracts in the form of swaps or futures. The terms of LNG Trading Derivatives range up to approximately one year.

The following table shows the notional amounts of our Commodity Derivatives:

	September 30, 2024		December 31, 2023
	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives
Notional amount, net (in TBtu)	13,025	25	14,019	49

(1)Inclusive of amounts under contracts with unsatisfied contractual conditions and exclusive of extension options that were uncertain to be taken as of both September 30, 2024 and December 31, 2023.

The following table shows the effect and location of our Commodity Derivatives recorded on our Consolidated Statements of Operations (in millions):

		Gain (Loss) Recognized in Consolidated Statements of Operations
	Consolidated Statements of Operations Location (1)	Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
LNG Trading Derivatives	LNG revenues	$(3)	$19	$14	$34
LNG Trading Derivatives	Recovery (cost) of sales	(7)	(8)	(27)	(95)
Liquefaction Supply Derivatives (2)	LNG revenues	(2)	1	—	(5)
Liquefaction Supply Derivatives (2)	Recovery (cost) of sales	490	1,403	869	6,900

(1)Fair value fluctuations associated with activities of our Commodity Derivatives are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.
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
The total notional amount of our FX Derivatives was $507 million and $789 million as of September 30, 2024 and December 31, 2023, respectively.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the effect and location of our FX Derivatives recorded on our Consolidated Statements of Operations (in millions):

		Gain (Loss) Recognized in Consolidated Statements of Operations
	Consolidated Statements of Operations Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
FX Derivatives	LNG revenues	$(10)	$13	$5	$5

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

The following table shows the fair value and location of our derivative instruments on our Consolidated Balance Sheets (in millions):

	September 30, 2024
	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives (2)	FX Derivatives	Total
Consolidated Balance Sheets Location
Current derivative assets	$62	$32	$—	$94
Derivative assets	1,661	—	—	1,661
Total derivative assets	1,723	32	—	1,755

Current derivative liabilities	(774)	(23)	(4)	(801)
Derivative liabilities	(2,217)	—	—	(2,217)
Total derivative liabilities	(2,991)	(23)	(4)	(3,018)

Derivative asset (liability), net	$(1,268)	$9	$(4)	$(1,263)

	December 31, 2023
	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives (2)	FX Derivatives	Total
Consolidated Balance Sheets Location
Current derivative assets	$49	$92	$—	$141
Derivative assets	863	—	—	863
Total derivative assets	912	92	—	1,004

Current derivative liabilities	(651)	(82)	(17)	(750)
Derivative liabilities	(2,378)	—	—	(2,378)
Total derivative liabilities	(3,029)	(82)	(17)	(3,128)

Derivative asset (liability), net	$(2,117)	$10	$(17)	$(2,124)

(1)Does not include collateral posted with counterparties by us of $28 million and $3 million as of September 30, 2024 and December 31, 2023, respectively, which is included in margin deposits on our Consolidated Balance Sheets, and collateral posted by counterparties to us of zero and $4 million as of September 30, 2024 and December 31, 2023, respectively, which is included in other current liabilities on our Consolidated Balance Sheets.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
(2)Does not include collateral posted with counterparties by us of $74 million and $15 million, as of September 30, 2024 and December 31, 2023, respectively, which is included in margin deposits on our Consolidated Balance Sheets, and collateral posted by counterparties to us of zero and $3 million as of September 30, 2024 and December 31, 2023, respectively, which is included in other current liabilities on our Consolidated Balance Sheets.
Consolidated Balance Sheets Presentation

The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions) for our derivative instruments that are presented on a net basis on our Consolidated Balance Sheets:

	Liquefaction Supply Derivatives	LNG Trading Derivatives	FX Derivatives

As of September 30, 2024
Gross assets	$2,881	$54	$1
Offsetting amounts	(1,158)	(22)	(1)
Net assets (1)	$1,723	$32	$—

Gross liabilities	$(3,012)	$(35)	$(7)
Offsetting amounts	21	12	3
Net liabilities (2)	$(2,991)	$(23)	$(4)

As of December 31, 2023
Gross assets	$1,272	$94	$—
Offsetting amounts	(360)	(2)	—
Net assets (1)	$912	$92	$—

Gross liabilities	$(3,095)	$(110)	$(17)
Offsetting amounts	66	28	—
Net liabilities (2)	$(3,029)	$(82)	$(17)

(1)Includes current and non-current derivative assets of $94 million and $1,661 million, respectively, as of September 30, 2024 and $141 million and $863 million, respectively, as of December 31, 2023.
(2)Includes current and non-current derivative liabilities of $801 million and $2,217 million, respectively, as of September 30, 2024 and $750 million and $2,378 million, respectively, as of December 31, 2023.

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

	September 30,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$331	$575
Restricted cash and cash equivalents	103	56
Trade and other receivables, net of current expected credit losses	240	373
Inventory	138	142
Current derivative assets	50	30
Margin deposits	12	—
Other current assets, net	58	43
Total current assets	932	1,219

Property, plant and equipment, net of accumulated depreciation	15,971	16,212
Operating lease assets	80	81
Derivative assets	64	40
Other non-current assets, net	188	188
Total assets	$17,235	$17,740

LIABILITIES
Current liabilities
Accounts payable	$52	$69
Accrued liabilities	577	811
Current debt, net of unamortized discount and debt issuance costs	700	300
Deferred revenue	136	114
Current operating lease liabilities	3	10
Current derivative liabilities	222	196
Other current liabilities	5	8
Total current liabilities	1,695	1,508

Long-term debt, net of unamortized discount and debt issuance costs	14,756	15,606
Operating lease liabilities	77	71
Finance lease liabilities	69	14
Derivative liabilities	1,256	1,531
Other non-current liabilities	101	75
Total liabilities	$17,954	$18,805

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 7—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	September 30,	December 31,
	2024	2023
Natural gas purchases	$510	$729
Tax-related liabilities	457	68
Interest costs and related debt fees	294	399
Compensation and benefits	191	266
Terminal and related asset costs	153	235
Accrued dividends	2	3
LNG purchases	7	23
Other accrued liabilities	40	57
Total accrued liabilities	$1,654	$1,780

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 8—DEBT
Debt consisted of the following (in millions):

	September 30,	December 31,
	2024	2023
SPL:
Senior Secured Notes:
5.750% due 2024	$—	$300
5.625% due 2025	650	2,000
5.875% due 2026	1,500	1,500
5.00% due 2027	1,500	1,500
4.200% due 2028	1,350	1,350
4.500% due 2030	2,000	2,000
4.746% weighted average rate due 2037 (1)	1,782	1,782
Total SPL Senior Secured Notes	8,782	10,432
Revolving credit and guaranty agreement (the “SPL Revolving Credit Facility”)	—	—
Total debt - SPL	8,782	10,432

CQP:
Senior Notes:
4.500% due 2029	1,500	1,500
4.000% due 2031	1,500	1,500
3.25% due 2032	1,200	1,200
5.950% due 2033	1,400	1,400
5.750% due 2034	1,200	—
Total CQP Senior Notes	6,800	5,600
Revolving credit and guaranty agreement (the “CQP Revolving Credit Facility”)	—	—
Total debt - CQP	6,800	5,600

CCH:
Senior Secured Notes:
5.875% due 2025	—	1,491
5.125% due 2027	1,201	1,201
3.700% due 2029	1,125	1,125
3.788% weighted average rate due 2039 (1)	2,539	2,539
Total CCH Senior Secured Notes	4,865	6,356
Term loan facility agreement (the “CCH Credit Facility”)	—	—
Working capital facility agreement (the “CCH Working Capital Facility”)	—	—
Total debt - CCH	4,865	6,356

Cheniere:
4.625% Senior Notes due 2028	1,500	1,500
5.650% Senior Notes due 2034	1,500	—
Total Cheniere Senior Notes	3,000	1,500
Revolving credit agreement (the “Cheniere Revolving Credit Facility”)	—	—
Total debt - Cheniere	3,000	1,500

Total debt	23,447	23,888

Current debt, net of unamortized discount and debt issuance costs (1)	(700)	(300)
Unamortized discount and debt issuance costs	(201)	(191)
Total long-term debt, net of unamortized discount and debt issuance costs	$22,546	$23,397

(1)Includes notes that amortize based on a fixed amortization schedule as set forth in their respective indentures.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Credit Facilities

Below is a summary of our committed credit facilities outstanding as of September 30, 2024 (in millions):

	SPL Revolving Credit Facility	CQP Revolving Credit Facility	CCH Credit Facility	CCH Working Capital Facility	Cheniere Revolving Credit Facility
Total facility size	$1,000	$1,000	$3,260	$1,500	$1,250
Less:
Outstanding balance	—	—	—	—	—
Letters of credit issued	234	—	—	110	—
Available commitment	$766	$1,000	$3,260	$1,390	$1,250

Priority ranking	Senior secured	Senior unsecured	Senior secured	Senior secured	Senior unsecured
Interest rate on available balance (1)	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.0% - 1.75% or base rate plus 0.0% - 0.75%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.125% - 2.0% or base rate plus 0.125% - 1.0%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.5% or base rate plus 0.5%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.0% - 1.5% or base rate plus 0.0% - 0.5%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.075% - 2.20% or base rate plus 0.075% - 1.2%
Commitment fees on undrawn balance (1)	0.075% - 0.30%	0.10% - 0.30%	0.525%	0.10% - 0.20%	0.115% - 0.365%
Maturity date	June 23, 2028	June 23, 2028	(2)	June 15, 2027	October 28, 2026

(1)The margin on the interest rate and the commitment fees is subject to change based on the applicable entity’s credit rating.
(2)The CCH Credit Facility matures the earlier of June 15, 2029 or two years after the substantial completion of the last Train of the Corpus Christi Stage 3 Project.
In addition, as of September 30, 2024, Cheniere Marketing had trade finance facilities with no outstanding borrowings and $51 million in standby letters of credit and bank guarantees issued.
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
As of September 30, 2024, each of our issuers was in compliance with all covenants related to their respective debt agreements.

Interest Expense

Total interest expense, net of capitalized interest, consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total interest cost	$304	$316	$924	$956
Capitalized interest	(57)	(33)	(154)	(85)
Total interest expense, net of capitalized interest	$247	$283	$770	$871

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our senior notes (in millions):

	September 30, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Senior notes	$23,447	$23,111	$23,888	$23,062

(1)As of September 30, 2024 and December 31, 2023, $3.1 billion and $3.0 billion, respectively, of the fair value of our senior notes were classified as Level 3 since these senior notes were valued by applying an unobservable illiquidity adjustment to the price derived from trades or indicative bids of instruments with similar terms, maturities and credit standing. The remainder of the fair value of our senior notes are classified as Level 2, based on prices derived from trades or indicative bids of the instruments.

The estimated fair value of our credit facilities approximates the principal amount outstanding because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

NOTE 9—LEASES

We are the lessee of LNG vessels leased under time charters (“vessel charters”) as well as tug vessels, office space and facilities, land sites and equipment. All of our leases where we are the lessee are classified as operating leases except for certain of our vessel charters, tug vessels and equipment, which are classified as finance leases.

Future annual minimum lease payments for operating and finance leases as of September 30, 2024 are as follows (in millions):

Years Ending December 31,	Operating Leases	Finance Leases
2024	$330	$18
2025	1,095	77
2026	700	80
2027	489	82
2028	321	84
Thereafter	1,131	406
Total lease payments (1)	4,066	747
Less: Interest	(1,211)	(209)
Present value of lease liabilities	$2,855	$538

(1)Does not include approximately $3.3 billion of legally binding minimum payments for leases executed as of September 30, 2024 that will commence in future periods, consisting primarily of vessel charters, with fixed minimum lease terms of up to 15 years.

The following table shows the weighted-average remaining lease term and the weighted-average discount rate for our operating leases and finance leases:

	September 30, 2024		December 31, 2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	7.0	9.1	6.3	9.7
Weighted-average discount rate (1)	5.0%	7.5%	4.7%	7.7%

(1)The weighted average discount rate is impacted by certain finance leases that commenced prior to the adoption of the current leasing standard under GAAP. In accordance with previous accounting guidance, the implied rate is based on the fair value of the underlying assets.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table includes other quantitative information for our operating and finance leases (in millions):

	Nine Months Ended September 30,
	2024	2023
Right-of-use assets obtained in exchange for operating lease liabilities (1)	$718	$388
Right-of-use assets obtained in exchange for finance lease liabilities (2)	59	8

(1)Net of $33 million reclassified from operating leases to finance leases during the nine months ended September 30, 2024, as a result of modifications of the underlying tug vessel leases.
(2)Net of $15 million reclassified from finance leases to operating leases during the nine months ended September 30, 2024, as a result of modifications of the underlying tug vessel leases.

LNG Vessel Subleases

We sublease certain LNG vessels under charter to third parties while retaining our existing obligation to the original lessor. All of our sublease arrangements have been assessed as operating leases. The following table shows the sublease income recognized in other revenues on our Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fixed income	$72	$96	$238	$327
Variable income	11	5	28	41
Total sublease income	$83	$101	$266	$368

Future annual minimum sublease payments to be received from LNG vessel subleases as of September 30, 2024 are as follows (in millions):

Years Ending December 31,	Sublease Payments
2024	$30
2025	12
Total sublease payments	$42

NOTE 10—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues from contracts with customers
LNG revenues (excluding net derivative gain (loss) below)	$3,569	$3,941	$10,614	$14,950
Regasification revenues	34	34	102	101
Other revenues (1)	80	63	231	120
Total revenues from contracts with customers	3,683	4,038	10,947	15,171
Net derivative gain (loss) (see Note 5)	(15)	34	19	34
Sublease income (see Note 9)	83	87	266	366
Other revenues	12	—	35	—
Total revenues	$3,763	$4,159	$11,267	$15,571

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Contract Assets and Liabilities

The following table shows our contract assets, net of current expected credit losses, which are classified as other current assets, net and other non-current assets, net on our Consolidated Balance Sheets (in millions):

	September 30,	December 31,
	2024	2023
Contract assets, net of current expected credit losses	$306	$250

The following table reflects the changes in our contract liabilities, which are included in deferred revenue and other non-current liabilities on our Consolidated Balance Sheets (in millions):

Nine Months Ended September 30, 2024
Deferred revenue, beginning of period	$294
Cash received but not yet recognized in revenue	333
Revenue recognized from prior period deferral	(294)
Deferred revenue, end of period	$333

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	September 30, 2024		December 31, 2023
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues (2)	$106.3	9	$111.0	9
Regasification revenues	0.6	3	0.7	3
Total revenues	$106.9		$111.7

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table summarizes the amount of variable consideration earned under contracts with customers included in the table above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
LNG revenues	60%	63%	57%	71%
Regasification revenues	8%	7%	8%	7%

NOTE 11—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions, all in the ordinary course of business, as reported on our Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Other revenues
Operating agreement and construction management agreement with equity method investee	$3	$2	$7	$7

Operating and maintenance expense
Natural gas transportation and storage agreements with equity method investees	10	5	15	9
Natural gas transportation and storage agreements with other related party (1)	15	14	44	44

(1)These arrangements are with a party who indirectly owns a portion of CQP’s limited partner interests.

During the three and nine months ended September 30, 2024, we sold certain physical assets to an equity method investee to support future natural gas transportation services to be provided to CCL involving such assets. We recognized the transaction as an exchange of other non-current assets totaling $34 million on our Consolidated Balance Sheets.

Below is a summary of our related party balances, all in the ordinary course of business, as reported on our Consolidated Balance Sheets (in millions):

	September 30,	December 31,
	2024	2023
Trade and other receivables, net of current expected credit losses	$3	$3
Accrued liabilities	8	6

NOTE 12—INCOME TAXES

We recorded an income tax provision of $231 million and $550 million during the three and nine months ended September 30, 2024, respectively, and an income tax provision of $440 million and $2.1 billion for the same periods of 2023, respectively, which was calculated using the annual effective tax rate method.

Our effective tax rate was 16.1% and 14.6% for the three and nine months ended September 30, 2024, respectively, as compared to 17.4% and 17.2% for the same periods of 2023, respectively. The effective tax rate for the periods was lower than the statutory rate of 21.0% primarily due to CQP’s income that is not taxable to us.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 13—NET INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table reconciles basic and diluted weighted average common shares outstanding and common stock dividends declared (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income attributable to Cheniere	$893	$1,701	$2,275	$8,504

Weighted average common shares outstanding:
Basic	226.3	240.2	229.6	242.1
Dilutive unvested stock	0.7	1.8	0.7	1.8
Diluted	227.0	242.0	230.3	243.9

Net income per share attributable to common stockholders—basic (1)	$3.95	$7.08	$9.91	$35.12
Net income per share attributable to common stockholders—diluted (1)	$3.93	$7.03	$9.88	$34.87

(1)Earnings per share in the table may not recalculate exactly due to rounding because it is calculated based on whole numbers, not the rounded numbers presented.

On October 29, 2024, we declared a quarterly dividend of $0.50 per share of common stock that is payable on November 18, 2024 to stockholders of record as of the close of business on November 8, 2024.

NOTE 14—SHARE REPURCHASE PROGRAMS

The following table presents information with respect to common stock repurchased under our share repurchase program (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total shares repurchased	1.58	2.21	12.24	7.57
Weighted average price paid per share	$178.84	$161.98	$160.96	$151.29
Total cost of repurchases (1)	$282	$357	$1,970	$1,145

(1)Amount excludes associated commission fees and excise taxes incurred, which are excluded costs under the repurchase program.

As of September 30, 2024, we had approximately $4.2 billion remaining under our share repurchase program, subsequent to authorization by our Board of Directors to increase our previous authorization by $4.0 billion on June 14, 2024. Our share repurchase program authorization is effective through December 31, 2027.

NOTE 15—CUSTOMER CONCENTRATION

The concentration of our customer credit risk in excess of 10% of total revenues and/or trade and other receivables, net of current expected credit losses and contract assets, net of current expected credit losses was as follows:

	Percentage of Total Revenues from External Customers				Percentage of Trade and Other Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2024	2023	2024	2023	2024	2023
Customer A	*	*	*	*	21%	13%
Customer B	10%	*	*	*	*	*

* Less than 10%

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 16—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of substantive cash flow information (in millions):

	Nine Months Ended September 30,
	2024	2023
Cash paid during the period for interest on debt, net of amounts capitalized	$823	$906
Cash paid (refunded) for income taxes, net	(72)	85
Non-cash investing activity:
Unpaid purchases of property, plant and equipment, net (1)	175	204
Commitments due to equity method investee (1)	—	14
Conveyance of other non-current assets to equity method investee in exchange for equity method investment or infrastructure support	34	30
Non-cash financing activity (1):
Unpaid excise taxes on repurchase of common stock	18	9
Unpaid repurchase on common stock	—	13
Unpaid dividends on common stock	—	3

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

We are the largest producer of LNG in the United States and we are the second largest LNG operator globally, based on the total production capacity of our liquefaction facilities, which totaled approximately 45 mtpa as of September 30, 2024.

We own and operate a natural gas liquefaction and export facility located in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”), one of the largest LNG production facilities in the world, through our ownership interest in and management agreements with CQP, which is a publicly traded limited partnership that we formed in 2007. As of September 30, 2024, we owned 100% of the general partner interest, a 48.6% limited partner interest and 100% of the incentive distribution rights of CQP. The Sabine Pass LNG Terminal has six operational Trains, for a total production capacity of approximately 30 mtpa of LNG (the “SPL Project”). The Sabine Pass LNG Terminal also has operational regasification facilities that include five LNG storage tanks with aggregate capacity of approximately 17 Bcfe and vaporizers with regasification capacity of approximately 4 Bcf/d, as well as three marine berths, two of which can accommodate vessels with nominal capacity of up to 266,000 cubic meters and the third berth which can accommodate vessels with nominal capacity of up to 200,000 cubic meters. We also own and operate a 94-mile natural gas supply pipeline that interconnects the Sabine Pass LNG Terminal with several large interstate and intrastate pipelines (the “Creole Trail Pipeline”).
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

Our long-term customer arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows. We have contracted substantially all of our anticipated production capacity under SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and under IPM agreements, in which a gas producer sells natural gas to us on a global LNG or natural gas index price, less a fixed liquefaction fee, shipping and other costs. The SPAs also have a variable fee component, which is generally structured to cover the cost of natural gas purchases, transportation and liquefaction fuel consumed to produce LNG. Since we procure most of our feedstock for LNG production from the U.S., the structure of these contracts helps limit our exposure to fluctuations in U.S. natural gas prices. Through our SPAs and IPM agreements, we have contracted approximately 95% of the total anticipated production from the SPL Project and the CCL Project (collectively, the “Liquefaction Projects”) through the mid-2030s with approximately 16 years of weighted average remaining life as of September 30, 2024, excluding volumes from contracts with terms less than 10 years and volumes that are contractually subject to additional liquefaction capacity beyond what is currently in construction or operation. We also market and sell LNG produced by the Liquefaction Projects that is not contracted by CCL or SPL through our integrated marketing function.

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

Additionally, we are committed to the management of our most important ESG impacts, risks and opportunities. In August 2024, we published Energy Secured, Benefits Delivered, our fifth Corporate Responsibility (“CR”) report, which details our approach and progress on ESG matters. Our CR report is available at cheniere.com/our-responsibility/reporting-center. Information on our website, including the CR report, is not incorporated by reference into this Quarterly Report on Form 10-Q.

Overview of Significant Events

Our significant events since January 1, 2024 and through the filing date of this Form 10-Q include the following:

Strategic

•In July 2024, Cheniere Marketing entered into a long-term SPA with Galp Trading S.A. (“Galp”), a subsidiary of Galp Energia, SGPS, S.A., under which Galp has agreed to purchase approximately 0.5 mtpa of LNG from Cheniere Marketing on a free-on-board basis for a term of 20 years. Deliveries are expected to commence in the early 2030s and are subject to, among other things, a positive FID with respect to the second train of the SPL Expansion Project (“SPL Train 8”) and includes a limited number of early cargoes to be purchased by Galp prior to the start of SPL Train 8.
•In June 2024, we received a positive Environmental Assessment from the FERC relating to the CCL Midscale Trains 8 & 9 Project. We expect to receive all remaining necessary regulatory approvals for the project in 2025.
•In February 2024, certain subsidiaries of CQP submitted an application to the FERC under the NGA for authorization to site, construct and operate the SPL Expansion Project, as well as an application to the DOE requesting authorization to export LNG to FTA countries and non-FTA countries, both of which applications exclude debottlenecking. In October 2024, the authorization from the DOE to export LNG to FTA countries was received.

Operational

•As of October 25, 2024, approximately 3,720 cumulative LNG cargoes totaling over 255 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Projects.

Financial

•In June 2024, we announced updates to our ‘20/20 Vision’ comprehensive long-term capital allocation plan, which included an increase to our share repurchase authorization by $4 billion through 2027 and a plan to increase our quarterly dividend by approximately 15% to $2.00 per common share annualized, which commenced with the dividend pertaining to the third quarter of 2024.
•In May 2024, CQP issued $1.2 billion aggregate principal amount of 5.750% Senior Notes due 2034 (the “2034 CQP Senior Notes”). In June 2024, the net proceeds, together with cash on hand, were used to retire $1.2 billion outstanding aggregate principal amount of SPL’s 5.625% Senior Secured Notes due 2025 (the “2025 SPL Senior Notes”).
•In May 2024, in connection with the 2034 CQP Senior Notes issuance, Moody’s Ratings (“Moody’s”) upgraded CQP’s issuer credit rating to Baa2 from Ba1 and revised CQP’s outlook to stable from positive. Moody’s also upgraded SPL’s issuer credit rating to Baa1 from Baa2 and revised SPL’s outlook to stable from positive. In July 2024, Fitch Ratings upgraded CCH’s issuer credit rating to BBB+ from BBB with a stable outlook. In October 2024, S&P Global Ratings changed the outlook of CCH’s senior secured debt rating to positive from stable.
•In March 2024, Cheniere issued $1.5 billion aggregate principal amount of 5.650% Senior Notes due 2034 (the “2034 Cheniere Senior Notes”). In April 2024, the net proceeds, together with cash on hand, were used to retire the approximately $1.5 billion outstanding aggregate principal amount of CCH’s 5.875% Senior Secured Notes due 2025 (the “2025 CCH Senior Notes”).
•During the three and nine months ended September 30, 2024, we accomplished the following pursuant to our capital allocation priorities:
◦We repurchased approximately 1.6 million and over 12.2 million shares of our common stock, respectively, as part of our share repurchase program for approximately $282 million and $2.0 billion, respectively.
◦SPL repaid $150 million and $450 million, respectively, of outstanding aggregate principal amounts of its senior secured notes.
◦We paid dividends of $0.435 and $1.305 per share of common stock, respectively.

◦We continued to invest in accretive organic growth, including our investment in the Corpus Christi Stage 3 Project, as further described under Investing Cash Flows in Sources and Uses of Cash within Liquidity and Capital Resources.
Results of Operations

Consolidated results of operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except per share data)	2024	2023	Variance	2024	2023	Variance
Revenues
LNG revenues	$3,554	$3,974	$(420)	$10,633	$14,984	$(4,351)
Regasification revenues	34	34	—	102	101	1
Other revenues	175	151	24	532	486	46
Total revenues	3,763	4,159	(396)	11,267	15,571	(4,304)

Operating costs and expenses (recoveries)
Cost (recovery) of sales (excluding items shown separately below)	1,255	556	699	4,275	(71)	4,346
Operating and maintenance expense	450	445	5	1,364	1,376	(12)
Selling, general and administrative expense	99	102	(3)	299	296	3
Depreciation and amortization expense	306	298	8	912	892	20
Other operating costs and expenses	6	3	3	28	24	4
Total operating costs and expenses	2,116	1,404	712	6,878	2,517	4,361

Income from operations	1,647	2,755	(1,108)	4,389	13,054	(8,665)

Other income (expense)
Interest expense, net of capitalized interest	(247)	(283)	36	(770)	(871)	101
Gain (loss) on modification or extinguishment of debt	—	(3)	3	(9)	15	(24)
Interest and dividend income	41	58	(17)	149	147	2
Other income (expense), net	(3)	4	(7)	(1)	7	(8)
Total other expense	(209)	(224)	15	(631)	(702)	71

Income before income taxes and non-controlling interest	1,438	2,531	(1,093)	3,758	12,352	(8,594)
Less: income tax provision	231	440	(209)	550	2,119	(1,569)
Net income	1,207	2,091	(884)	3,208	10,233	(7,025)
Less: net income attributable to non-controlling interest	314	390	(76)	933	1,729	(796)
Net income attributable to Cheniere	$893	$1,701	$(808)	$2,275	$8,504	$(6,229)

Net income per share attributable to common stockholders—basic	$3.95	$7.08	$(3.13)	$9.91	$35.12	$(25.21)
Net income per share attributable to common stockholders—diluted	$3.93	$7.03	$(3.10)	$9.88	$34.87	$(24.99)

Volumes loaded and recognized from the Liquefaction Projects

	Three Months Ended September 30,			Nine Months Ended September 30,
(in TBtu)	2024	2023	Variance	2024	2023	Variance
Volumes loaded during the current period	568	548	20	1,721	1,684	37
Volumes loaded during the prior period but recognized during the current period	30	26	4	37	56	(19)
Less: volumes loaded during the current period and in transit at the end of the period	(38)	(29)	(9)	(38)	(29)	(9)
Total volumes recognized in the current period	560	545	15	1,720	1,711	9

Components of LNG revenues and corresponding LNG volumes delivered

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Variance	2024	2023	Variance
LNG revenues (in millions):
LNG from the Liquefaction Projects sold under third party long-term agreements (1)	$2,903	$2,928	$(25)	$8,701	$9,420	$(719)
LNG from the Liquefaction Projects sold by our integrated marketing function under short-term agreements	565	835	(270)	1,587	5,116	(3,529)
LNG procured from third parties	49	93	(44)	168	225	(57)
Net derivative gain (loss)	(15)	33	(48)	19	34	(15)
Other revenues	52	85	(33)	158	189	(31)
Total LNG revenues	$3,554	$3,974	$(420)	$10,633	$14,984	$(4,351)

Volumes delivered as LNG revenues (in TBtu):
LNG from the Liquefaction Projects sold under third party long-term agreements (1)	511	487	24	1,573	1,493	80
LNG from the Liquefaction Projects sold by our integrated marketing function under short-term agreements	49	58	(9)	147	218	(71)
LNG procured from third parties	3	10	(7)	14	24	(10)
Total volumes delivered as LNG revenues	563	555	8	1,734	1,735	(1)

(1)Long-term agreements include agreements with an initial tenor of 12 months or more.

Net income attributable to Cheniere

Net income attributable to Cheniere declined $808 million and $6.2 billion for the three and nine months ended September 30, 2024, respectively, as compared to the same periods of 2023. The decline between the respective three and nine month periods was primarily attributable to unfavorable changes in fair value of derivatives of $923 million and $6.1 billion (before tax and the impact of non-controlling interest), respectively, principally attributable to our IPM agreements, where the associated gains decreased mainly due to the impact on fair value from the nonrecurrence of significant declines of historic volatility in international gas prices and moderated and sustained spot prices in the current periods relative to the same periods of 2023. The remaining changes in fair value of derivatives were primarily due to an unfavorable shift in long-term U.S. natural gas forward prices. In addition, there was a $159 million and $2.7 billion decrease in LNG revenues, net of cost of sales and excluding the effect of derivatives, for the three and nine months ended September 30, 2024, respectively, as compared to the same periods of 2023, the majority of which was attributable to a reduction of volumes sold under short-term agreements as a higher proportion of our LNG was sold under long-term contracts, as further described in Revenues below.
These unfavorable variances were partially offset by:
•$209 million and $1.6 billion favorable variances in income tax provision between the three and nine months ended September 30, 2024, respectively, as compared to the same periods of 2023, primarily due to lower taxable earnings; and

•$76 million and $796 million reduction in net income attributable to non-controlling interest between the three and nine months ended September 30, 2024, respectively, as compared to the same periods of 2023, substantially all of which is due to a decrease in CQP’s consolidated net income between the comparable periods from declining gains related to changes in fair value of derivatives between the three and nine month periods.

The following is an additional discussion of the significant drivers of the variance in net income attributable to common stockholders by line item:

Revenues

The decreases of $396 million and $4.3 billion between the three and nine months ended September 30, 2024, respectively, as compared to the same periods of 2023 were primarily attributable to:
•$314 million and $3.6 billion decreases in revenues generated by our marketing function under short-term agreements between the three and nine month periods, respectively, due to declining international LNG and gas prices and a reduction of volumes sold under short-term agreements as a result of additional long-term agreements commencing after the third quarter of 2023; and
•$25 million and $719 million decreases in revenues attributable to declining Henry Hub pricing, to which the majority of our long-term LNG sales contracts are indexed, between the three and nine month periods, respectively.

Operating costs and expenses (recoveries)

There was a $712 million unfavorable variance between the three months ended September 30, 2024 and 2023 primarily as a result of a $915 million unfavorable variance from changes in fair value of derivatives included in cost of sales, as described above under the caption Net income attributable to Cheniere, partially offset by a $203 million decrease in cost of natural gas feedstock largely due to lower U.S. natural gas prices.

There was a $4.4 billion unfavorable variance between the nine months ended September 30, 2024 and 2023 primarily attributable to a $6.1 billion unfavorable variance from changes in fair value of derivatives included in cost of sales, as described above under the caption Net income attributable to Cheniere. This unfavorable variance was partially offset by a $1.6 billion decrease between the periods in cost of sales excluding the effect of derivative changes described above, primarily as a result of a $1.5 billion decrease in cost of natural gas feedstock largely due to lower U.S. natural gas prices.

Other income (expense)

The $15 million and $71 million favorable variances between the three and nine months ended September 30, 2024, respectively, as compared to the same periods of 2023 were primarily attributable to:
•$36 million and $101 million decreases in interest expense, net of capitalized interest, between the three and nine month periods, respectively, primarily due to $24 million and $69 million increases, respectively, in interest costs qualifying for capitalization, given the higher carrying value of assets under construction, and additionally due to lower overall interest cost due to debt reduction activities associated with our long-term capital allocation plan;
These favorable variances were partially offset by:
•$24 million increase in losses on modification or extinguishment of debt between the nine month periods from debt reduction activities, as further detailed under Financing Cash Flows in Sources and Uses of Cash within Liquidity and Capital Resources; and
•$17 million decrease in interest and dividend income between the three month periods, primarily as a result of lower average cash and cash equivalents balances between the respective periods.
Income tax provision

The $209 million and $1.6 billion favorable variances between the three and nine months ended September 30, 2024, respectively, as compared to the same periods of 2023, were primarily attributable to $1.1 billion and $8.6 billion decreases in pre-tax income, respectively, and, to a lesser extent, a lower effective tax rate between the periods.

Our effective tax rate was 16.1% and 14.6% for the three and nine months ended September 30, 2024, respectively, as compared to 17.4% and 17.2% for the same periods of 2023, respectively. Our effective tax rate decreased between both comparable periods because a larger percentage of pre-tax income was attributable to CQP’s income that is not taxable to us. The effective tax rate for the periods was lower than the statutory rate of 21.0% primarily due to CQP’s income that is not taxable to us.
Net income attributable to non-controlling interests

The $76 million and $796 million decreases between the three and nine months ended September 30, 2024, respectively, as compared to the same periods of 2023 were attributable to $156 million and $1.5 billion decreases in CQP’s consolidated net income between the three and nine month periods, respectively, primarily from unfavorable changes in fair value of derivatives related to its IPM agreement of $185 million and $1.2 billion, respectively.

Significant factor affecting our results of operations

Below is a significant factor that affects our results of operations.

Gains and losses on derivative instruments

Derivative instruments, which in addition to managing exposure to commodity-related marketing and price risks are utilized to manage exposure to foreign exchange volatility, are reported at fair value on our Consolidated Financial Statements. For commodity derivative instruments related to our IPM agreements, the underlying LNG sales being economically hedged are accounted for under the accrual method of accounting, whereby revenues expected to be derived from the future LNG sales are recognized only upon delivery or realization of the underlying transaction. Notwithstanding the operational intent to mitigate risk exposure over time, the recognition of derivative instruments at fair value has the effect of recognizing gains or losses relating to future period exposure, and given the significant volumes, long-term duration and volatility in price basis for certain of our derivative contracts, the use of derivative instruments may result in continued volatility of our results of operations based on changes in market pricing, counterparty credit risk and other relevant factors that may be outside of our control. For example, as described in Note 5—Derivative Instruments of our Notes to Consolidated Financial Statements, the fair value of the Liquefaction Supply Derivatives incorporates, as applicable, market participant-based assumptions pertaining to certain contractual uncertainties, including those related to the availability of market information for delivery points, which may require future development of infrastructure, as well as the timing of satisfaction of certain events or development of infrastructure to support natural gas gathering and transport. We may recognize changes in fair value through earnings that could significantly impact our results of operations if and when such uncertainties are resolved.

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

September 30, 2024
Cash and cash equivalents (1)	$2,663
Restricted cash and cash equivalents (1)	413
Available commitments under our credit facilities (2):
SPL Revolving Credit Facility	766
CQP Revolving Credit Facility	1,000
CCH Credit Facility	3,260
CCH Working Capital Facility	1,390
Cheniere Revolving Credit Facility	1,250
Total available commitments under our credit facilities	7,666

Total available liquidity	$10,742

(1)Amounts presented include balances held by our consolidated variable interest entities (“VIEs”), as discussed in Note 6—Non-controlling Interests and Variable Interest Entities of our Notes to Consolidated Financial Statements. As of September 30, 2024, assets of our VIEs, which are included in our Consolidated Balance Sheets, included $331 million of cash and cash equivalents and $103 million of restricted cash and cash equivalents.
(2)Available commitments represent total commitments less loans outstanding and letters of credit issued under each of our credit facilities as of September 30, 2024. See Note 8—Debt of our Notes to Consolidated Financial Statements for additional information on our credit facilities and other debt instruments.
Our liquidity position subsequent to September 30, 2024 will be driven by future sources of liquidity and future cash requirements. For a discussion of our future sources and uses of liquidity, see the liquidity and capital resources disclosures in our annual report on Form 10-K for the fiscal year ended December 31, 2023.

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

Corpus Christi Stage 3 Project

The following table summarizes the project completion and construction status of the Corpus Christi Stage 3 Project as of September 30, 2024:

Overall project completion percentage	67.8%
Completion percentage of:
Engineering	95.7%
Procurement	85.2%
Subcontract work	87.2%
Construction	32.0%
Date of expected substantial completion	1H 2025 - 2H 2026

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

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$3,753	$6,698
Net cash used in investing activities	(1,706)	(1,478)
Net cash used in financing activities	(3,493)	(3,426)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(3)	2
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	$(1,449)	$1,796
Operating Cash Flows

The $2.9 billion decrease between the periods was primarily related to lower cash receipts from the sale of LNG cargoes due to a reduction in both pricing per MMBtu and volumes sold under short-term agreements, although this exposed us less to declining international LNG and gas prices in the current year as a higher proportion of our LNG was sold under long-term agreements. The decrease was partially offset by lower cash outflows for natural gas feedstock, mostly due to lower U.S. natural gas prices.

We became subject to the 15% CAMT beginning in 2024 and expect to owe CAMT in excess of our regular tax liability. During 2024, the Internal Revenue Service (the “IRS”) issued a series of notices that extended the due date of our second, third and fourth estimated tax payments of our regular tax and CAMT liability from 2024 to February 3, 2025 and April 15, 2025, respectively. On September 12, 2024, the U.S. Department of Treasury and the IRS released proposed regulations relating to the application and implementation of the CAMT. For a discussion of the CAMT as originally enacted, including its potential impacts to our liquidity position, see the risk factors and liquidity and capital resource disclosures in our annual report on Form 10-K for the fiscal year ended December 31, 2023. Although not required, the proposed regulations permit early adoption and taxpayers can generally choose to rely on the proposed regulations, either fully or partially in some cases, for tax years ending before, on or after September 13, 2024, if consistently applied. The proposed regulations address a wide range of topics relating to the operation of CAMT; however, significant uncertainty continues to exist regarding many of the operative implementing provisions. Importantly, however, the rules clarify that unrealized derivative gains and losses arising from ordinary course transactions aimed at managing price, interest or currency risk should generally be excluded from the CAMT base until realized. Thus, although the proposed regulations are a potentially favorable development that has the potential to mitigate cash tax volatility attributable to changes in fair value of our derivative instruments in the future, our assessment of the proposed CAMT rules across our portfolio of derivative instruments is ongoing and we continue to evaluate its impact to us, including the three transition-year methods discussed in the preamble to the proposed rules which are under consideration for adoption and which could cause our CAMT liability to significantly increase depending on ultimate adoption in the final regulations.
Investing Cash Flows

Our investing net cash outflows in both periods primarily were for the construction costs for the Corpus Christi Stage 3 Project, which were $1.3 billion during the nine months ended September 30, 2024 compared to $1.0 billion in the comparable period of 2023, as well as for optimization and other site improvement projects. We expect to incur a proportional level of capital expenditures for the remainder of the year as construction work progresses on the Corpus Christi Stage 3 Project.

Financing Cash Flows

The following table summarizes our financing activities (in millions):

	Nine Months Ended September 30,
	2024	2023
Proceeds from issuances of debt	$2,725	$1,397
Redemptions, repayments and repurchases of debt	(3,171)	(2,548)
Distributions to non-controlling interest	(648)	(764)
Payments related to tax withholdings for share-based compensation	(45)	(62)
Repurchase of common stock	(1,981)	(1,132)
Dividends to stockholders	(300)	(291)
Other, net	(73)	(26)
Net cash used in financing activities	$(3,493)	$(3,426)

Debt Issuances

The following table shows our debt issuances (in millions):

	Nine Months Ended September 30,
	2024	2023
Proceeds from issuances of debt
Cheniere:
2034 Cheniere Senior Notes	$1,497	$—

CQP:
2034 CQP Senior Notes	1,198	—
5.950% Senior Notes due 2033	—	1,397

SPL:
SPL Revolving Credit Facility	30	—
Total proceeds from issuances of debt	$2,725	$1,397

Debt Redemptions, Repayments and Repurchases

The following table shows the redemptions, repayments and repurchases of debt, including intra-quarter repayments (in millions):

	Nine Months Ended September 30,
	2024	2023
Redemptions, repayments and repurchases of debt
SPL:
5.750% Senior Secured Notes due 2024	$(300)	$(1,650)
5.625% Senior Secured Notes due 2025	(1,350)	—
SPL Revolving Capital Facility	(30)	—

CCH:
7.000% Senior Notes due 2024	—	(498)
5.625% Senior Notes due 2025	(1,491)	—
5.125% Senior Notes due 2027	—	(69)
3.700% Senior Notes due 2029	—	(237)
2.742% Senior Notes due 2039	—	(94)
Total redemptions, repayments and repurchases of debt	$(3,171)	$(2,548)

Repurchase of Common Stock

During the nine months ended September 30, 2024 and 2023, we paid $2.0 billion and $1.1 billion to repurchase 12.2 million and 7.6 million shares of our common stock, respectively, under our share repurchase program. As of September 30, 2024, we had approximately $4.2 billion remaining under our share repurchase program.
Cash Dividends to Stockholders

During the nine months ended September 30, 2024, we paid aggregate dividends of $1.305 per share of common stock, for a total of $300 million. We paid aggregate dividends of $1.185 per share of common stock for a total of $291 million during the nine months ended September 30, 2023.

On October 29, 2024, we declared a quarterly dividend of $0.50 per share of common stock that is payable on November 18, 2024 to stockholders of record as of the close of business on November 8, 2024.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marketing and Trading Commodity Price Risk

We have derivatives consisting of natural gas and power supply contracts for the commissioning and operation of the SPL Project and the CCL Project, and associated economic hedges (collectively, the “Liquefaction Supply Derivatives”). We have also entered into physical and financial derivatives to hedge the exposure to the commodity markets in which we have contractual arrangements to purchase or sell physical LNG (collectively, “LNG Trading Derivatives”). In order to test the sensitivity of the fair value of the Liquefaction Supply Derivatives and the LNG Trading Derivatives to changes in underlying commodity prices, management modeled a 10% change in the commodity price for natural gas for each delivery location and a 10% change in the commodity price for LNG, respectively, as follows (in millions):

	September 30, 2024		December 31, 2023
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(1,268)	$2,514	$(2,117)	$1,526
LNG Trading Derivatives	9	19	10	12

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes share repurchases for the three months ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans (in millions)
July 1-31, 2024	663,718	$176.93	663,718	$4,336
August 1-31, 2024	495,229	$181.15	495,229	$4,246
September 1-30, 2024	418,449	$179.12	418,449	$4,171
Total	1,577,396		1,577,396

(1)The price paid per share was based on the average trading price of our common stock on the dates on which we repurchased the shares.
ITEM 5.    OTHER INFORMATION

Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits our directors and executive officers to enter into trading plans designed to comply with Rule 10b5-1. During the three-month period ending September 30, 2024, none of our executive officers or directors adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6.    EXHIBITS

Exhibit No.
Description
3.1
Amended and Restated Bylaws of the Company, effective August 30, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on September 3, 2024)

10.1
Letter Agreement, dated October 2, 2024, between the Company and Corey Grindal (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on October 3, 2024)

10.2*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Liquefaction Stage 3 Project, dated March 1, 2022, by and between CCL and Bechtel Energy, Inc.: (i) the Change Order CO-00090 30PK-3301 A/B/C Firewater Pump Protection - Detailed Design and Partial Procurement of Blast Resistant Doors, dated June 11, 2024, (ii) the Change Order CO-00091 30PK-3301 A/B/C Firewater Pump Protection - Purchase and Installation of Retrofit Steel, dated July 30, 2024, and (iii) the Change Order CO-00092 Intermediate Work Platform for the Tank(s) “A” and “C” Finger Rack, dated July 31, 2024 (Portions of this exhibit have been omitted.)

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

CHENIERE ENERGY, INC.

Date:	October 30, 2024	By:	/s/ Zach Davis
Zach Davis
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	October 30, 2024	By:	/s/ David Slack
David Slack
Senior Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)