Form 10-Q
period 2025-03-31
Cheniere Energy, Inc.
filed 2025-05-08
CIK 3570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
As of May 1, 2025, the issuer had 221,785,474 shares of Common Stock outstanding.

CHENIERE ENERGY, INC.

i

DEFINITIONS

As used in this quarterly report, the terms listed below have the following meanings:

Common Industry and Other Terms

ASU	Accounting Standards Update
Bcf/d	billion cubic feet per day
Bcfe	billion cubic feet equivalent
DOE	U.S. Department of Energy
EPC	engineering, procurement and construction
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FID	final investment decision
FTA countries	countries with which the United States has a free trade agreement providing for national treatment for trade in natural gas
GAAP	generally accepted accounting principles in the United States
Henry Hub	the final settlement price (in U.S. dollars per MMBtu) for the New York Mercantile Exchange’s Henry Hub natural gas futures contract for the month in which a relevant cargo’s delivery window is scheduled to begin
IPM agreements	integrated production marketing agreements in which the gas producer sells to us gas on a global LNG or natural gas index price, less a fixed liquefaction fee, shipping and other costs
LNG	liquefied natural gas, a product of natural gas that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state
MMBtu	million British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
mtpa	million tonnes per annum
NGA	Natural Gas Act of 1938, as amended
non-FTA countries	countries with which the United States does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SPA	LNG sale and purchase agreement
TBtu	trillion British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG
TUA	terminal use agreement

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of March 31, 2025, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

Cheniere Energy, Inc. ("Cheniere") (NYSE: LNG)
100% Interest
100% Interest
100% Interest
100% Interest
Cheniere Marketing, LLC and subsidiaries ("Cheniere Marketing")
Cheniere Energy Partners GP, LLC ("Cheniere Partners GP")
48.6% LP Interest
CCL Midscale 8-9, LLC ("CCL Midscale 8-9")
Cheniere Corpus Christi Holdings, LLC ("CCH")
2.0% GP Interest & Incentive Distribution Rights
Cheniere Energy Partners, L.P. ("Cheniere Partners" or "CQP") (NYSE: CQP)
Blackstone Inc., Brookfield Asset Management Inc. and Public Unitholders 49.4% LP Interest
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

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues
LNG revenues	$5,305	$4,037
Regasification revenues	34	34
Other revenues	105	182
Total revenues	5,444	4,253

Operating costs and expenses
Cost of sales (excluding operating and maintenance expense and depreciation, amortization and accretion expense shown separately below)	3,571	2,236
Operating and maintenance expense	473	451
Selling, general and administrative expense	116	101
Depreciation, amortization and accretion expense	312	302
Other operating costs and expenses	11	9
Total operating costs and expenses	4,483	3,099

Income from operations	961	1,154

Other income (expense)
Interest expense, net of capitalized interest	(229)	(266)
Interest and dividend income	37	61
Other income (expense), net	20	(1)
Total other expense	(172)	(206)

Income before income taxes and non-controlling interests	789	948
Less: income tax provision	121	109
Net income	668	839
Less: net income attributable to non-controlling interests	315	337
Net income attributable to Cheniere	$353	$502

Net income per share attributable to common stockholders—basic (1)	$1.57	$2.14
Net income per share attributable to common stockholders—diluted (1)	$1.57	$2.13

Weighted average number of common shares outstanding—basic	223.5	234.2
Weighted average number of common shares outstanding—diluted	224.1	235.0
___________________
(1)In computing basic and diluted net income per share attributable to common stockholders, net income attributable to Cheniere is adjusted for the remeasurement of the redeemable non-controlling interest, net of tax, to its redemption value, as required under the two-class method. See Note 13—Net Income per Share Attributable to Common Stockholders for the full computation.
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (1)
(in millions, except share data)
(unaudited)

	March 31,	December 31,
	2025	2024

ASSETS
Current assets
Cash and cash equivalents	$2,511	$2,638
Restricted cash and cash equivalents	357	552
Trade and other receivables, net of current expected credit losses	1,019	727
Inventory	525	501
Current derivative assets	135	155
Margin deposits	87	128
Other current assets, net	93	100
Total current assets	4,727	4,801

Property, plant and equipment, net of accumulated depreciation	34,177	33,552
Operating lease assets	2,724	2,684
Derivative assets	1,023	1,903
Deferred tax assets	18	19
Other non-current assets, net	877	899
Total assets	$43,546	$43,858

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$182	$171
Accrued liabilities	2,206	2,179
Current debt, net of unamortized discount and debt issuance costs	104	351
Deferred revenue	117	163
Current operating lease liabilities	576	592
Current derivative liabilities	710	902
Other current liabilities	84	83
Total current liabilities	3,979	4,441

Long-term debt, net of unamortized discount and debt issuance costs	22,509	22,554
Operating lease liabilities	2,153	2,090
Derivative liabilities	1,767	1,865
Deferred tax liabilities	1,893	1,856
Other non-current liabilities	1,148	992
Total liabilities	33,449	33,798

Redeemable non-controlling interest	45	7

Stockholders’ equity
Preferred stock: $0.0001 par value, 5.0 million shares authorized, none issued	—	—
Common stock: $0.003 par value, 480.0 million shares authorized; 279.1 million shares and 278.7 million shares issued at March 31, 2025 and December 31, 2024, respectively	1	1
Treasury stock: 56.3 million shares and 54.7 million shares at March 31, 2025 and December 31, 2024, respectively, at cost	(6,488)	(6,136)
Additional paid-in-capital	4,448	4,452
Retained earnings	7,620	7,382
Total Cheniere stockholders’ equity	5,581	5,699
Non-controlling interests	4,471	4,354
Total stockholders’ equity	10,052	10,053
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$43,546	$43,858

(1)Amounts presented include balances held by our consolidated variable interest entities (“VIEs”), substantially all of which are related to CQP, as further discussed in Note 6—Non-Controlling Interests and Variable Interest Entities. As of March 31, 2025, total assets and liabilities of our VIEs were $16.9 billion and $17.4 billion, respectively, including $94 million of cash and cash equivalents and $80 million of restricted cash and cash equivalents.
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NON-CONTROLLING INTEREST
(in millions)
(unaudited)

Three Months Ended March 31, 2025
	Total Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Total Equity	Redeemable Non-Controlling Interest (1)
	Shares	Par Value Amount	Shares	Amount
Balance at December 31, 2024	224.0	$1	54.7	$(6,136)	$4,452	$7,382	$4,354	$10,053	$7
Vesting of share-based compensation awards	0.4	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	40	—	—	40	—
Issued shares withheld from employees related to share-based compensation, at cost	—	—	—	—	(44)	—	—	(44)	—
Shares repurchased, at cost and inclusive of excise taxes	(1.6)	—	1.6	(352)	—	—	—	(352)	—
Net income (loss)	—	—	—	—	—	353	317	670	(2)
Contributions from redeemable non-controlling interest	—	—	—	—	—	—	—	—	38
Distributions to non-controlling interests	—	—	—	—	—	—	(200)	(200)	—
Dividends declared ($0.50 per common share) and dividend equivalents accrued	—	—	—	—	—	(113)	—	(113)	—
Accretion of redeemable non-controlling interest, net of tax	—	—	—	—	—	(2)	—	(2)	2
Balance at March 31, 2025	222.8	$1	56.3	$(6,488)	$4,448	$7,620	$4,471	$10,052	$45

Three Months Ended March 31, 2024
	Total Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Total Equity	Redeemable Non-Controlling Interest (1)
	Shares	Par Value Amount	Shares	Amount
Balance at December 31, 2023	237.0	$1	40.9	$(3,864)	$4,377	$4,546	$3,960	$9,020	$—
Vesting of share-based compensation awards	0.6	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	34	—	—	34	—
Issued shares withheld from employees related to share-based compensation, at cost	—	—	—	—	(40)	—	—	(40)	—
Shares repurchased, at cost and inclusive of excise taxes	(7.5)	—	7.5	(1,203)	—	—	—	(1,203)	—
Net income	—	—	—	—	—	502	337	839	—
Contributions from redeemable non-controlling interest	—	—	—	—	—	—	—	—	4
Distributions to non-controlling interests	—	—	—	—	—	—	(253)	(253)	—
Dividends declared ($0.435 per common share) and dividend equivalents accrued	—	—	—	—	—	(103)	—	(103)	—
Balance at March 31, 2024	230.1	$1	48.4	$(5,067)	$4,371	$4,945	$4,044	$8,294	$4

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$668	$839
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized foreign currency exchange loss, net	5	3
Depreciation, amortization and accretion expense	312	302
Share-based compensation expense	56	40
Amortization of discount and debt issuance costs	9	10
Reduction of right-of-use assets	159	163
Total losses on derivative instruments, net	539	258
Net cash provided by settlement of derivative instruments	71	24
Deferred taxes	38	(6)
Other, net	(19)	2
Changes in operating assets and liabilities:
Trade and other receivables	(286)	430
Inventory	(24)	81
Margin deposits	41	(17)
Other non-current assets	(21)	(6)
Accounts payable and accrued liabilities	(93)	(714)
Total deferred revenue	(57)	(42)
Total operating lease liabilities	(152)	(148)
Other, net	(18)	27
Net cash provided by operating activities	1,228	1,246

Cash flows from investing activities
Property, plant and equipment, net of proceeds on commissioning sales of LNG of $43 million and zero, respectively	(623)	(650)
Proceeds from sale of equity method investment	80	—
Other	(6)	(16)
Net cash used in investing activities	(549)	(666)

Cash flows from financing activities
Proceeds from issuances of debt	125	1,497
Redemptions and repayments of debt	(425)	(150)
Distributions to non-controlling interests	(200)	(253)
Contributions from redeemable non-controlling interest	38	4
Payments related to tax withholdings for share-based compensation	(44)	(40)
Repurchase of common stock, inclusive of excise taxes paid	(363)	(1,189)
Dividends to stockholders	(112)	(105)
Other, net	(16)	(28)
Net cash used in financing activities	(997)	(264)

Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(4)	(3)

Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(322)	313
Cash, cash equivalents and restricted cash and cash equivalents—beginning of period	3,190	4,525
Cash, cash equivalents and restricted cash and cash equivalents—end of period	$2,868	$4,838

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We operate natural gas liquefaction and export facilities located in Cameron Parish, Louisiana at Sabine Pass and near Corpus Christi, Texas (respectively, the “Sabine Pass LNG Terminal” and “Corpus Christi LNG Terminal”), with total expected production capacity of over 55 mtpa of LNG, of which over 8 mtpa remains under construction.

CQP owns the Sabine Pass LNG Terminal, which has natural gas liquefaction facilities with a total production capacity of approximately 30 mtpa of LNG (the “SPL Project”). The Sabine Pass LNG Terminal also has five LNG storage tanks, vaporizers and three marine berths. CQP also owns and operates a 94-mile natural gas supply pipeline that interconnects the Sabine Pass LNG Terminal with several large interstate and intrastate pipelines (the “Creole Trail Pipeline”). As of March 31, 2025, we owned 100% of the general partner interest, a 48.6% limited partner interest and 100% of the incentive distribution rights of CQP.

The Corpus Christi LNG Terminal has natural gas liquefaction facilities with total expected production capacity of over 25 mtpa of LNG, of which over 8 mtpa is currently under construction. The Corpus Christi LNG Terminal also has three LNG storage tanks and two marine berths. We also own an approximately 21-mile natural gas supply pipeline that interconnects the Corpus Christi LNG Terminal with several large interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline”).

As noted above, we are constructing an expansion of the Corpus Christi LNG Terminal that is expected to add over 10 mtpa of operational liquefaction capacity across seven midscale Trains once fully completed (the “Corpus Christi Stage 3 Project” and together with the existing assets at the Corpus Christi LNG Terminal and the Corpus Christi Pipeline, the “CCL Project”), inclusive of the first midscale Train that reached substantial completion in March 2025. In addition to the Corpus Christi Stage 3 Project, we are pursuing expansion projects to provide additional liquefaction capacity at both the SPL Project and the CCL Project (collectively, the “Liquefaction Projects”), and we are commercializing to support the additional liquefaction capacity associated with these potential expansion projects. The development of these projects or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before we make a positive FID.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Cheniere have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. Accordingly, these Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2024.

Results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2025.

Recent Accounting Standards

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
but plan to adopt this guidance prospectively and conform with the disclosure requirements when it becomes mandatorily effective for our annual report for the year ending December 31, 2027.

NOTE 2—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses, consisted of the following (in millions):

	March 31,	December 31,
	2025	2024
Trade receivables
SPL and CCL	$606	$548
Cheniere Marketing	329	109
Other subsidiaries	8	4
Other receivables	76	66
Total trade and other receivables, net of current expected credit losses	$1,019	$727

NOTE 3—INVENTORY

Inventory consisted of the following (in millions):

	March 31,	December 31,
	2025	2024
Materials	$238	$226
LNG	122	93
LNG in-transit	128	137
Natural gas	14	30
Other	23	15
Total inventory	$525	$501

NOTE 4—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	March 31,	December 31,
	2025	2024
Terminal and related assets
Terminal and interconnecting pipeline facilities	$35,478	$34,282
Land	568	465
Construction-in-process	4,880	5,486
Accumulated depreciation	(7,522)	(7,231)
Total terminal and related assets, net of accumulated depreciation	33,404	33,002
Fixed assets and other
Computer and office equipment	37	36
Furniture and fixtures	32	31
Computer software	123	122
Leasehold improvements	49	47
Other	23	24
Accumulated depreciation	(192)	(188)
Total fixed assets and other, net of accumulated depreciation	72	72
Assets under finance leases
Marine assets	824	587
Accumulated depreciation	(123)	(109)
Total assets under finance leases, net of accumulated depreciation	701	478
Property, plant and equipment, net of accumulated depreciation	$34,177	$33,552

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows depreciation expense and offsets to LNG terminal costs (in millions):

	Three Months Ended March 31,
	2025	2024
Depreciation expense	$310	$300
Offsets to LNG terminal costs (1)	48	—

(1)We recognize offsets to LNG terminal costs related to the sale of commissioning volumes because these amounts were earned or loaded prior to the start of commercial operations of the respective Trains of the Liquefaction Projects during the testing phase for its construction.

NOTE 5—DERIVATIVE INSTRUMENTS

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

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis, distinguished by the fair value hierarchy levels prescribed by GAAP (in millions):

	Fair Value Measurements as of
	March 31, 2025				December 31, 2024
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$—	$12	$(1,415)	$(1,403)	$—	$59	$(801)	$(742)
LNG Trading Derivatives asset	—	75	—	75	—	17	—	17
FX Derivatives asset	—	9	—	9	—	16	—	16

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

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

The Level 3 fair value measurements of our natural gas positions within the Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for the Level 3 Liquefaction Supply Derivatives as of March 31, 2025:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Liquefaction Supply Derivatives	$(1,415)	Market approach incorporating present value techniques	Henry Hub basis spread	$(4.950) - $0.265 / $(0.114)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	91% - 374% / 192%

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Spread contemplates U.S. dollar-denominated pricing.
Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of the Liquefaction Supply Derivatives.

The following table shows the changes in the fair value of the Level 3 Liquefaction Supply Derivatives (in millions):

	Three Months Ended March 31,
	2025	2024
Balance, beginning of period	$(801)	$(2,178)
Realized and change in fair value gains (losses) included in net income (1):
Included in cost of sales, existing deals (2)	(792)	(424)
Included in cost of sales, new deals (3)	13	5
Purchases and settlements:
Purchases (4)	—	—
Settlements (5)	166	140
Transfers out of level 3 (6)	(1)	—
Balance, end of period	$(1,415)	$(2,457)
Unfavorable changes in fair value relating to instruments still held at the end of the period	$(779)	$(419)

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
(unaudited)
(5)Roll-off in the current period of amounts recognized in our Consolidated Balance Sheets at the end of the previous period due to settlement of the underlying instruments in the current period.
(6)Transferred out of Level 3 as a result of observable market for the underlying natural gas purchase agreements.

Commodity Derivatives

We hold Liquefaction Supply Derivatives, which are indexed to Henry Hub, global LNG or other natural gas price indices. As of March 31, 2025, the remaining fixed terms of the Liquefaction Supply Derivatives ranged up to approximately 15 years, some of which commence or accelerate upon the satisfaction of certain events or development of infrastructure to support natural gas gathering and transport.

Cheniere Marketing has historically entered into, and may from time to time enter into, LNG transactions that provide for contractual net settlement. Such transactions are accounted for as LNG Trading Derivatives along with financial commodity contracts in the form of swaps or futures. The terms of LNG Trading Derivatives range up to approximately one year.

The following table shows the notional amounts of our Commodity Derivatives:

	March 31, 2025		December 31, 2024
	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives
Notional amount, net (in TBtu)	12,441	9	12,503	(8)

(1)Inclusive of amounts under contracts with unsatisfied contractual conditions and exclusive of extension options that were uncertain to be taken as of both March 31, 2025 and December 31, 2024.

The following table shows the effect and location of our Commodity Derivatives recorded on our Consolidated Statements of Operations (in millions):

		Gain (Loss) Recognized in Consolidated Statements of Operations
	Consolidated Statements of Operations Location (1)	Three Months Ended March 31,
		2025	2024
LNG Trading Derivatives	LNG revenues	$127	$16
LNG Trading Derivatives	Cost of sales	45	(19)
Liquefaction Supply Derivatives (2)	LNG revenues	1	—
Liquefaction Supply Derivatives (2)	Cost of sales	(701)	(268)

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
The total notional amount of our FX Derivatives was $364 million and $642 million as of March 31, 2025 and December 31, 2024, respectively.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the effect and location of our FX Derivatives recorded on our Consolidated Statements of Operations (in millions):

		Gain (Loss) Recognized in Consolidated Statements of Operations
	Consolidated Statements of Operations Location	Three Months Ended March 31,
		2025	2024
FX Derivatives	LNG revenues	$(11)	$13

The following table shows the fair value and location of our derivative instruments on our Consolidated Balance Sheets (in millions):

	March 31, 2025
	Liquefaction Supply Derivatives	LNG Trading Derivatives	FX Derivatives	Total
Consolidated Balance Sheets Location
Current derivative assets	$49	$75	$11	$135
Derivative assets	1,023	—	—	1,023
Total derivative assets	1,072	75	11	1,158

Current derivative liabilities	(708)	—	(2)	(710)
Derivative liabilities	(1,767)	—	—	(1,767)
Total derivative liabilities	(2,475)	—	(2)	(2,477)

Derivative asset (liability), net	$(1,403)	$75	$9	$(1,319)

	December 31, 2024
	Liquefaction Supply Derivatives	LNG Trading Derivatives	FX Derivatives	Total
Consolidated Balance Sheets Location
Current derivative assets	$105	$32	$18	$155
Derivative assets	1,903	—	—	1,903
Total derivative assets	2,008	32	18	2,058

Current derivative liabilities	(885)	(15)	(2)	(902)
Derivative liabilities	(1,865)	—	—	(1,865)
Total derivative liabilities	(2,750)	(15)	(2)	(2,767)

Derivative asset (liability), net	$(742)	$17	$16	$(709)

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Consolidated Balance Sheets Presentation

The following table reconciles the fair value of our derivative assets and liabilities on a gross basis, by contract, to net amounts as presented on our Consolidated Balance Sheets after offsetting for any balances with the same counterparty under master netting arrangements or other relevant netting criteria under GAAP (in millions):

	Liquefaction Supply Derivatives	LNG Trading Derivatives	FX Derivatives

As of March 31, 2025
Gross assets	$2,362	$82	$13
Offsetting amounts	(1,290)	(7)	(2)
Net assets (1)	$1,072	$75	$11

Gross liabilities	$(2,520)	$—	$(4)
Offsetting amounts	45	—	2
Net liabilities (2)	$(2,475)	$—	$(2)

As of December 31, 2024
Gross assets	$3,064	$42	$25
Offsetting amounts	(1,056)	(10)	(7)
Net assets (1)	$2,008	$32	$18

Gross liabilities	$(2,790)	$(16)	$(3)
Offsetting amounts	40	1	1
Net liabilities (2)	$(2,750)	$(15)	$(2)

(1)Includes current and non-current derivative assets of $135 million and $1,023 million, respectively, as of March 31, 2025 and $155 million and $1,903 million, respectively, as of December 31, 2024.
(2)Includes current and non-current derivative liabilities of $710 million and $1,767 million, respectively, as of March 31, 2025 and $902 million and $1,865 million, respectively, as of December 31, 2024.

The table below shows the collateral balances that are recorded within margin deposits and not netted on our Consolidated Balance Sheets (in millions):

	Consolidated Balance Sheets Location	March 31,	December 31,
		2025	2024
Liquefaction Supply Derivatives	Margin deposits	$32	$18
LNG Trading Derivatives	Margin deposits	55	110
LNG Trading Derivatives	Other current liabilities	11	—

NOTE 6—NON-CONTROLLING INTERESTS AND VARIABLE INTEREST ENTITIES

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

	March 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$94	$270
Restricted cash and cash equivalents	80	125
Trade and other receivables, net of current expected credit losses	435	381
Inventory	169	154
Current derivative assets	25	84
Margin deposits	18	13
Other current assets, net	42	54
Total current assets	863	1,081

Property, plant and equipment, net of accumulated depreciation	15,758	15,880
Operating lease assets	79	80
Derivative assets	29	98
Other non-current assets, net	207	206
Total assets	$16,936	$17,345

LIABILITIES
Current liabilities
Accounts payable	$71	$70
Accrued liabilities	869	881
Current debt, net of unamortized discount and debt issuance costs	104	351
Deferred revenue	82	120
Current operating lease liabilities	4	4
Current derivative liabilities	154	250
Other current liabilities	7	16
Total current liabilities	1,291	1,692

Long-term debt, net of unamortized discount and debt issuance costs	14,714	14,761
Operating lease liabilities	75	76
Derivative liabilities	1,177	1,213
Other non-current liabilities	172	176
Total liabilities	$17,429	$17,918

NOTE 7—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	March 31,	December 31,
	2025	2024
Natural gas purchases	$972	$886
Tax-related liabilities	511	472
Terminal and related asset costs	307	214
Interest costs and related debt fees	267	283
Compensation and benefits	115	272
Other accrued liabilities	34	52
Total accrued liabilities	$2,206	$2,179

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 8—DEBT
Debt consisted of the following (in millions):

	March 31,	December 31,
	2025	2024
SPL:
Senior Secured Notes:
5.625% due 2025	$—	$300
5.875% due 2026	1,500	1,500
5.00% due 2027	1,500	1,500
4.200% due 2028	1,350	1,350
4.500% due 2030	2,000	2,000
4.746% weighted average rate due 2037 (1)	1,782	1,782
Total SPL Senior Secured Notes	8,132	8,432
Revolving credit and guaranty agreement (the “SPL Revolving Credit Facility”)	—	—
Total debt - SPL	8,132	8,432

CQP:
Senior Notes:
4.500% due 2029	1,500	1,500
4.000% due 2031	1,500	1,500
3.25% due 2032	1,200	1,200
5.950% due 2033	1,400	1,400
5.750% due 2034	1,200	1,200
Total CQP Senior Notes	6,800	6,800
Revolving credit and guaranty agreement (the “CQP Revolving Credit Facility”)	—	—
Total debt - CQP	6,800	6,800

CCH:
Senior Secured Notes:
5.125% due 2027	1,201	1,201
3.700% due 2029	1,125	1,125
3.788% weighted average rate due 2039 (1)	2,539	2,539
Total CCH Senior Secured Notes	4,865	4,865
Term loan facility agreement (the “CCH Credit Facility”)	—	—
Working capital facility agreement (the “CCH Working Capital Facility”)	—	—
Total debt - CCH	4,865	4,865

Cheniere:
4.625% Senior Notes due 2028	1,500	1,500
5.650% Senior Notes due 2034	1,500	1,500
Total Cheniere Senior Notes	3,000	3,000
Revolving credit agreement (the “Cheniere Revolving Credit Facility”)	—	—
Total debt - Cheniere	3,000	3,000

Total debt	22,797	23,097

Current debt, net of unamortized discount and debt issuance costs (1)	(104)	(351)
Unamortized discount and debt issuance costs	(184)	(192)
Total long-term debt, net of unamortized discount and debt issuance costs	$22,509	$22,554

(1)Includes notes that amortize based on a fixed amortization schedule as set forth in their respective indentures.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Credit Facilities

Below is a summary of our committed credit facilities outstanding as of March 31, 2025 (in millions):

	SPL Revolving Credit Facility	CQP Revolving Credit Facility	CCH Credit Facility	CCH Working Capital Facility	Cheniere Revolving Credit Facility
Total facility size	$1,000	$1,000	$3,260	$1,500	$1,250
Less:
Outstanding balance	—	—	—	—	—
Letters of credit issued	215	—	—	110	—
Available commitment	$785	$1,000	$3,260	$1,390	$1,250

Priority ranking	Senior secured	Senior unsecured	Senior secured	Senior secured	Senior unsecured
Interest rate on available balance (1)	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.0% - 1.75% or base rate plus 0.0% - 0.75%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.125% - 2.0% or base rate plus 0.125% - 1.0%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.5% or base rate plus 0.5%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.0% - 1.5% or base rate plus 0.0% - 0.5%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.075% - 2.20% or base rate plus 0.075% - 1.2%
Commitment fees on undrawn balance (1)	0.075% - 0.30%	0.10% - 0.30%	0.525%	0.10% - 0.20%	0.115% - 0.365%
Letter of credit fees (1)	1.0% - 1.75%	1.125% - 2.0%	N/A	1.0% - 1.5%	1.075% - 2.20%
Maturity date	June 23, 2028	June 23, 2028	(2)	June 15, 2027	October 28, 2026

(1)The margin on the interest rate, the commitment fees and the letter of credit fees is subject to change based on the applicable entity’s credit rating.
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
As of March 31, 2025, we were, and each of our subsidiaries was, in compliance with all covenants related to our respective debt agreements.

Interest Expense

Total interest expense, net of capitalized interest, consisted of the following (in millions):

	Three Months Ended March 31,
	2025	2024
Total interest cost	$295	$311
Capitalized interest	(66)	(45)
Total interest expense, net of capitalized interest	$229	$266

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our senior notes (in millions):

	March 31, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Senior notes	$22,797	$22,108	$23,097	$22,220

(1)As of both March 31, 2025 and December 31, 2024, $3.0 billion of the fair value of our senior notes were classified as Level 3 since these senior notes were valued by applying an unobservable illiquidity adjustment to the price derived from trades or indicative bids of instruments with similar terms, maturities and credit standing. The remainder of the fair value of our senior notes was classified as Level 2, based on prices derived from trades or indicative bids of the instruments.

The estimated fair value of our credit facilities approximates the principal amount outstanding because the interest rates are indexed to market rates and the debt may be repaid, in full or in part, at any time without penalty.

NOTE 9—LEASES

We are the lessee of LNG vessels leased under time charters (“vessel charters”) as well as tug vessels, office space and facilities, land sites and equipment.

Future annual minimum lease payments for operating and finance leases as of March 31, 2025 are as follows (in millions):

Years Ending December 31,	Operating Leases	Finance Leases
2025	$546	$85
2026	610	111
2027	516	113
2028	348	115
2029	259	115
Thereafter	1,030	483
Total lease payments (1)	3,309	1,022
Less: Interest	(580)	(261)
Present value of lease liabilities	$2,729	$761

(1)Does not include approximately $2.7 billion of legally binding minimum payments for leases executed as of March 31, 2025 that will commence in future periods, consisting primarily of vessel charters, with fixed minimum lease terms of up to 15 years.

The following table shows the weighted-average remaining lease term and the weighted-average discount rate for our operating leases and finance leases:

	March 31, 2025		December 31, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	7.1	9.0	7.0	8.8
Weighted-average discount rate (1)	5.1%	6.8%	5.0%	7.4%

(1)The weighted average discount rate is impacted by certain finance leases that commenced prior to the adoption of the current leasing standard under GAAP. In accordance with previous accounting guidance, the implied rate is based on the fair value of the underlying assets.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table includes other quantitative information for our operating and finance leases (in millions):

	Three Months Ended March 31,
	2025	2024
Right-of-use assets obtained in exchange for operating lease liabilities	$199	$446
Right-of-use assets obtained in exchange for finance lease liabilities	237	—

LNG Vessel Subleases

We sublease certain LNG vessels under charter to third parties while retaining our existing obligation to the original lessor. All of our sublease arrangements have been assessed as operating leases. The following table shows the sublease income recognized in other revenues on our Consolidated Statements of Operations (in millions):

	Three Months Ended March 31,
	2025	2024
Fixed income	$23	$98
Variable income	12	7
Total sublease income	$35	$105

As of March 31, 2025, the aggregate future annual minimum sublease payment to be received from LNG vessel subleases was $9 million and is expected to be received during the current fiscal year.

NOTE 10—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Three Months Ended March 31,
	2025	2024
Revenues from contracts with customers
LNG revenues (excluding net derivative gain below)	$5,186	$4,008
Regasification revenues	34	34
Other revenues (1)	69	73
Total revenues from contracts with customers	5,289	4,115
Net derivative gain (see Note 5)	117	29
Sublease income (see Note 9)	35	105
Other revenues	3	4
Total revenues	$5,444	$4,253

(1)Includes revenues from LNG vessel subcharters that do not qualify as leases for accounting purposes.

For the three months ended March 31, 2025 and 2024, we did not have any material revenue arrangements that were presented within our Consolidated Statements of Operations on a net basis.

Contract Assets and Liabilities

The following table shows our contract assets, net of current expected credit losses, which are included in other current assets, net and other non-current assets, net on our Consolidated Balance Sheets (in millions):

	March 31,	December 31,
	2025	2024
Contract assets, net of current expected credit losses	$361	$331

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table reflects the changes in our contract liabilities, which are included in deferred revenue and other non-current liabilities on our Consolidated Balance Sheets (in millions):

Three Months Ended March 31, 2025
Deferred revenue, beginning of period	$318
Cash received but not yet recognized in revenue	90
Revenue recognized from prior period deferral	(150)
Deferred revenue, end of period	$258

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	March 31, 2025		December 31, 2024
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$103.1	8	$104.7	8
Regasification revenues	0.5	3	0.5	3
Total revenues	$103.6		$105.2

(1)The weighted average recognition timing represents an estimate of the number of years during which we shall have recognized half of the unsatisfied transaction price.

The following potential future sources of revenue are omitted from the table above under exemptions we have elected: (1) all performance obligations that are part of a contract that has an original expected duration of one year or less and (2) substantially all variable consideration under our SPAs and TUAs that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on (1) the future prices of the underlying variable index, primarily Henry Hub, throughout the contract terms, to the extent customers elect to take delivery of their LNG, (2) adjustments to the consumer price index and (3) the outcome of certain contingent events, including the achievement of milestones upon which delivery of LNG under certain contracts is conditioned. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt.

The following table summarizes the percentage of variable consideration earned under contracts with customers included in the table above:

	Three Months Ended March 31,
	2025	2024
LNG revenues	71%	60%
Regasification revenues	8%	8%

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 11—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions, all in the ordinary course of business, as reported on our Consolidated Statements of Operations (in millions):

	Three Months Ended March 31,
	2025	2024
Other revenues
Operating agreement and construction management agreement with equity method investee (1)	$1	$2

Operating and maintenance expense
Natural gas transportation and storage agreements with equity method investees (1)	8	2
Natural gas transportation and storage agreements with other related party (2)	74	13

(1)On February 13, 2025, we sold all of our equity interests in one of our equity method investments to a third party. Additionally, we assigned certain operating and construction management agreements to the purchaser of such interests. Included in the table above are $1 million and $2 million of other revenues and $1 million and $2 million of operating and maintenance expense from the investee during the three months ended March 31, 2025 and 2024, respectively.
(2)These arrangements are with a party related to the entity that indirectly owns a portion of CQP’s limited partner interests.

Below is a summary of our related party balances, all in the ordinary course of business, as reported on our Consolidated Balance Sheets (in millions):

	March 31,	December 31,
	2025	2024
Trade and other receivables, net of current expected credit losses	$—	$4
Accrued liabilities	9	8

NOTE 12—INCOME TAXES

We recorded an income tax provision of $121 million and $109 million during the three months ended March 31, 2025 and 2024, respectively, which was calculated using the annual effective tax rate method.

Our effective tax rate was 15.3% and 11.5% for the three months ended March 31, 2025 and 2024, respectively. Our effective tax rate increased between the comparable periods primarily due to a decrease in the ratio of our pre-tax income attributable to CQP, which is partially not taxable to us, as well as the tax impact from recording a valuation allowance on a capital loss carryover generated on the sale of all of our equity interests in an equity method investment during the three months ended March 31, 2025. The effective tax rate for the comparable three month periods was lower than the statutory rate of 21.0% primarily due to CQP’s income that is partially not taxable to us.
NOTE 13—NET INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

We utilize the two-class method for computing earnings per share, which requires an allocation of earnings as if all earnings were distributed during the period to the common stockholders and participating securities. The redeemable non-controlling interest held by a third party in one of our consolidated VIEs is considered participating because, under certain circumstances, it is redeemable for cash at a return. Therefore, the accretion of the redeemable non-controlling interest to its redemption value, net of tax, which is recognized as a deemed dividend within retained earnings, is deducted from net income in computing net income per share attributable to common stockholders.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table provides a reconciliation of net income attributable to common stockholders and basic and diluted weighted average common shares outstanding (in millions, except per share data):

	Three Months Ended March 31,
	2025	2024
Net income attributable to Cheniere	$353	$502
Less: accretion of redeemable non-controlling interest, net of tax	2	—
Net income attributable to common stockholders	$351	$502

Weighted average common shares outstanding:
Basic	223.5	234.2
Dilutive unvested stock	0.6	0.8
Diluted	224.1	235.0

Net income per share attributable to common stockholders—basic (1)	$1.57	$2.14
Net income per share attributable to common stockholders—diluted (1)	$1.57	$2.13

(1)Earnings per share in the table may not recalculate exactly due to rounding because it is calculated based on whole numbers, not the rounded numbers presented.

On April 29, 2025, we declared a quarterly dividend of $0.500 per share of common stock that is payable on May 19, 2025 to stockholders of record as of the close of business on May 9, 2025.

NOTE 14—SHARE REPURCHASE PROGRAMS

The following table presents information with respect to common stock repurchased under our share repurchase program (in millions, except per share data):

	Three Months Ended March 31,
	2025	2024
Total shares repurchased	1.60	7.52
Weighted average price paid per share	$218.95	$158.45
Total cost of repurchases (1)	$350	$1,192

(1)Amount excludes associated commission fees and excise taxes incurred, which are excluded costs under the repurchase program.

As of March 31, 2025, we had approximately $3.5 billion remaining under our share repurchase program. Our share repurchase program authorization is effective through December 31, 2027.

NOTE 15—SEGMENT INFORMATION AND CUSTOMER CONCENTRATION

We have determined that we operate as a single operating and reportable segment. The measure of profit and loss regularly provided to the chief operating decision maker (“CODM”) that is most consistent with GAAP is net income attributable to Cheniere, as presented in our Consolidated Statements of Operations. This measure contributes to the CODM’s assessment of performance and resource allocation, which includes monitoring of budget versus actual results, establishing compensation and deciding on capital allocation priorities. Significant expenses regularly provided to the CODM, and included in the measure of profit and loss, are the following consolidated expenses as reported in our Consolidated Statements of Operations: (1) cost of sales, (2) operating and maintenance expense and (3) selling, general and administrative expense. Included in the measure of profit and loss is a significant noncash item of changes in the fair value of our derivative instruments, which was $562 million and $285 million in losses for the three months ended March 31, 2025 and 2024, respectively. Interest income was $36 million and $61 million for the three months ended March 31, 2025 and 2024, respectively, which is included in interest and dividend income on our Consolidated Statements of Operations.

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

The concentration of our customer credit risk in excess of 10% of total revenues and/or trade and other receivables, net of current expected credit losses and contract assets, net of current expected credit losses was as follows:

	Percentage of Total Revenues from External Customers		Percentage of Trade and Other Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended March 31,		March 31,	December 31,
	2025	2024	2025	2024
Customer A	*	*	18%	20%
Customer B	10%	10%	*	*
Customer C	10%	*	*	*

* Less than 10%

NOTE 16—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of substantive cash flow information (in millions):

	Three Months Ended March 31,
	2025	2024
Cash paid during the period for interest on debt, net of amounts capitalized	$217	$364
Cash paid (refunded) for income taxes, net	4	1
Non-cash investing activity:
Unpaid purchases of property, plant and equipment, net (1)(2)	315	109
Non-cash financing activity (1):
Unpaid excise tax on stock repurchased	2	11
Unpaid repurchase of common stock	—	3

(1)Reflects unpaid portion, as of the end of each period, of assets and liabilities recognized during the respective periods.
(2)Net of proceeds not yet collected on commissioning sales of LNG of $5 million and zero, respectively.
See Note 9—Leases for supplemental cash flow information related to our leases.

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
All of these types of statements, other than statements of historical or present facts or conditions, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “achieve,” “anticipate,” “believe,” “contemplate,” “continue,” “estimate,” “expect,” “intend,” “plan,” “potential,” “predict,” “project,” “pursue,” “target,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this quarterly report and in the other reports and other information that we file with the SEC, including those discussed under “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2024. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to update or revise any forward-looking statement or provide reasons why actual results may differ, whether as a result of new information, future events or otherwise.

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

We are the largest producer of LNG in the United States and we were the second largest LNG operator globally, based on our total production capacity of our liquefaction facilities as of March 31, 2025. Our total production capacity is expected to be over 55 mtpa upon completion of over 8 mtpa that remains under construction, as further discussed below.

We own and operate a natural gas liquefaction and export facility located in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”), one of the largest LNG production facilities in the world, through our ownership interest in and management agreements with CQP, which is a publicly traded limited partnership that we formed in 2007. As of March 31, 2025, we owned 100% of the general partner interest, a 48.6% limited partner interest and 100% of the incentive distribution rights of CQP. The Sabine Pass LNG Terminal has natural gas liquefaction facilities with total production capacity of approximately 30 mtpa of LNG (the “SPL Project”). The Sabine Pass LNG Terminal also has five LNG storage tanks with aggregate capacity of approximately 17 Bcfe and vaporizers with regasification capacity of approximately 4 Bcf/d, as well as three marine berths, two of which can accommodate vessels with nominal capacity of up to 266,000 cubic meters and the third berth which can accommodate vessels with nominal capacity of up to 200,000 cubic meters. We also own and operate through

CQP a 94-mile natural gas supply pipeline that interconnects the Sabine Pass LNG Terminal with several large interstate and intrastate pipelines (the “Creole Trail Pipeline”).
Additionally, we own and operate a natural gas liquefaction and export facility located near Corpus Christi, Texas (the “Corpus Christi LNG Terminal”) through CCL, which has natural gas liquefaction facilities with total expected production capacity of over 25 mtpa of LNG, of which over 8 mtpa is currently under construction. The Corpus Christi LNG Terminal also has three LNG storage tanks with aggregate capacity of approximately 10 Bcfe and two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters. As noted above, we are constructing an expansion of the Corpus Christi LNG Terminal that is expected to add over 10 mtpa of operational liquefaction capacity across seven midscale Trains once fully completed (the “Corpus Christi Stage 3 Project”), inclusive of the first midscale Train that reached substantial completion in March 2025. We also own and operate through CCP an approximately 21-mile natural gas supply pipeline that interconnects the Corpus Christi LNG Terminal with several large interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline” and together with the existing assets at the Corpus Christi LNG Terminal and the Corpus Christi Stage 3 Project, the “CCL Project”).

Our long-term counterparty arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows, and include SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and IPM agreements, in which a gas producer sells natural gas to us on a global LNG or natural gas index price, less a fixed liquefaction fee, shipping and other costs. The SPAs also have a variable fee component, which is primarily indexed to Henry Hub and generally structured to cover the cost of natural gas purchases, transportation and liquefaction fuel consumed to produce LNG. Since we procure most of our feedstock for LNG production from the U.S., the structure of these contracts helps limit our exposure to fluctuations in U.S. natural gas prices. Through our SPAs and IPM agreements currently in effect, with approximately 15 years of weighted average remaining life as of March 31, 2025, we have contracted approximately 95% of the total anticipated production from the SPL Project and the CCL Project (collectively, the “Liquefaction Projects”) through the mid-2030s, excluding volumes from contracts with terms less than 10 years and volumes that are contractually subject to additional liquefaction capacity beyond what is currently in construction or operation. LNG produced by the Liquefaction Projects that is not contracted under long-term contracts is available for Cheniere Marketing, our integrated marketing function, to sell in the global market under spot sales or other short-term agreements.

Disciplined Accretive Growth

We remain focused on safety, operational excellence and customer satisfaction. Increasing demand for LNG has allowed us to expand our liquefaction infrastructure in a financially disciplined manner. Our capital allocation plan is designed, in part, to invest in financially disciplined growth accretive to our common stock. Capital investment parameters are the foundation of our disciplined, accretive growth, and include consideration to:

•Achieve value accretive returns through long-term commercial contracts: We aim to contract approximately 80-90% of our current and planned liquefaction capacity under long-term SPAs and IPM agreements with creditworthy counterparties under the pricing structures described above, with targeted unlevered returns that exceed our cost of equity and return on stock at prevailing stock prices.
Our success in securing long-term commercial contracts at desired returns is influenced by global LNG and natural gas market conditions and other uncertainties described in the risk factors of our annual report on Form 10-K for the fiscal year ended December 31, 2024.
•Achieve credit accretive returns: We aim to conservatively fund our projects through financing structures that sustain our long-term, run-rate leverage and credit metrics.
Our ability to secure the required financing is influenced by market interest rates and other factors described in the risk factors of our annual report on Form 10-K for the fiscal year ended December 31, 2024.

We have increased available liquefaction capacity at our Liquefaction Projects as a result of debottlenecking and other optimization projects. We believe these factors provide a foundation for additional growth in our portfolio of customer contracts in the future. We hold significant land positions at both the Sabine Pass LNG Terminal and the Corpus Christi LNG Terminal, which provide opportunity for further liquefaction capacity expansion. We are developing an expansion adjacent to the CCL Project consisting of two midscale Trains with an expected total production capacity of approximately 3 mtpa of LNG

(the “CCL Midscale Trains 8 & 9 Project”). Additionally, we are developing an expansion adjacent to the SPL Project with a total production capacity of up to approximately 20 mtpa of LNG, inclusive of estimated debottlenecking opportunities (the “SPL Expansion Project”). We are commercializing to support the additional liquefaction capacity associated with these potential expansion projects. The development of these projects requires, among other things, regulatory approvals and acceptable commercial and financing arrangements before we make a positive FID. Risks associated with cost overruns and delays in the completion of our expansion projects, including the Corpus Christi Stage 3 Project, are described in the risk factors of our annual report on Form 10-K for the fiscal year ended December 31, 2024.

The following table summarizes pre-FID development efforts and certain key milestones associated with the CCL Midscale Trains 8 & 9 Project and the SPL Expansion Project:

		CCL Midscale Trains 8 & 9 Project	SPL Expansion Project
	Expected total production capacity of LNG (1)	~ 3 mtpa	Up to ~ 20 mtpa

Milestone
Regulatory (2)	FERC authorizations:
	Positive environmental assessment	✓	Pending
	Order under Section 3 of NGA	✓	Pending
	Certification to commence construction (3)	✓
DOE export authorization:
	FTA countries	✓	✓
	Non-FTA countries	Pending	Pending

Financing	Financing (4)

Commercialization and Other Contracting	Definitive commercial agreements (5)	In process	In process
Definitive full-scope EPC contract

Critical Milestone	Target FID (6)	2025	2026/2027

✓ indicates receipt of authorization, subject to ongoing conditionality

(1)Anticipated based on capacity, scale, location and infrastructure. Subject to regulatory review and approval and may change based on design considerations, engagement with contractors, and other factors. Subject to adjustment for planned maintenance, production reliability, potential overdesign and debottlenecking opportunities.
(2)Our activities, including our expansion activities, are highly regulated, and require regulatory approvals at various stages, including approvals of the FERC and DOE under Sections 3 and 7 of the NGA, as well as several other material governmental and regulatory approvals and permits. The progression of our expansion projects is dependent on receiving all regulatory approvals required within the respective stages. See our annual report on Form 10-K for the fiscal year ended December 31, 2024 for further discussion of the regulations under federal, state and local statutes, rules, regulations and laws to which we are subject and associated risks factors relating to regulations.
(3)Based on letter from the FERC granting our request to commence with site preparation. The FERC orders require us to comply with certain ongoing conditions and obtain certain additional FERC and other regulatory agency approvals as construction progresses.
(4)We anticipate drawing on current committed facilities and/or incurring additional debt to finance the construction of the CCL Midscale Trains 8 & 9 Project and the SPL Expansion Project, if we reach a positive FID.
(5)Liquefaction capacity partially contracted by Cheniere Marketing and SPL Stage V through SPA or IPM agreements conditioned on additional liquefaction capacity beyond what is currently in construction or operation. We believe we have secured sufficient commercial SPAs and/or IPM agreements to support the construction of the CCL Midscale Trains 8 & 9 Project, subject to relevant conditions precedent, review of project economics, and assignment or novation of such agreements to the project entity.

(6)Potentially subject to phased FID. Any positive FID is subject to achievement of or consideration to relevant milestones and capital investment parameters described herein.

Overview of Significant Events

Our significant events since January 1, 2025 and through the filing date of this Form 10-Q include the following:

Strategic

•In March 2025, we received authorization from the FERC under the NGA to site, construct and operate the CCL Midscale Trains 8 & 9 Project.

Operational

•As of May 1, 2025, approximately 4,070 cumulative LNG cargoes totaling approximately 280 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Projects.
•In February 2025, the first cargo of LNG was produced from the Corpus Christi Stage 3 Project and in March 2025, substantial completion of Train 1 of the Corpus Christi Stage 3 Project was achieved.

Financial

•In February 2025, Fitch Ratings upgraded the issuer credit rating of both Cheniere and CQP to BBB from BBB- with a stable outlook.
•During the three months ended March 31, 2025, we accomplished the following pursuant to our capital allocation priorities:
◦We repurchased approximately 1.6 million shares of our common stock as part of our share repurchase program for approximately $350 million.
◦In March 2025, SPL repaid the remaining $300 million aggregate principal amount outstanding of its 5.625% Senior Secured Notes due 2025 (the “2025 SPL Senior Notes”) at maturity.
◦We paid a dividend of $0.50 per share of common stock during the three months ended March 31, 2025.
◦We continued to invest in accretive organic growth, including our investment in the Corpus Christi Stage 3 Project, as further described under Investing Cash Flows in Sources and Uses of Cash within Liquidity and Capital Resources.

Results of Operations

Consolidated results of operations

	Three Months Ended March 31,
(in millions, except per share data)	2025	2024	Variance
Revenues
LNG revenues	$5,305	$4,037	$1,268
Regasification revenues	34	34	—
Other revenues	105	182	(77)
Total revenues	5,444	4,253	1,191

Operating costs and expenses
Cost of sales (excluding operating and maintenance expense and depreciation, amortization and accretion expense shown separately below)	3,571	2,236	1,335
Operating and maintenance expense	473	451	22
Selling, general and administrative expense	116	101	15
Depreciation, amortization and accretion expense	312	302	10
Other operating costs and expenses	11	9	2
Total operating costs and expenses	4,483	3,099	1,384

Income from operations	961	1,154	(193)

Other income (expense)
Interest expense, net of capitalized interest	(229)	(266)	37
Interest and dividend income	37	61	(24)
Other income (expense), net	20	(1)	21
Total other expense	(172)	(206)	34

Income before income taxes and non-controlling interests	789	948	(159)
Less: income tax provision	121	109	12
Net income	668	839	(171)
Less: net income attributable to non-controlling interests	315	337	(22)
Net income attributable to Cheniere	$353	$502	$(149)

Net income per share attributable to Cheniere—basic	$1.57	$2.14	$(0.57)
Net income per share attributable to Cheniere—diluted	$1.57	$2.13	$(0.56)

Volumes loaded and recognized from the Liquefaction Projects

	Three Months Ended March 31, 2025
(in TBtu)	Operational	Commissioning	Total
Volumes loaded during the current period	602	6	608
Volumes loaded during the prior period but recognized during the current period	39	—	39
Less: volumes loaded during the current period and in transit at the end of the period	(32)	(1)	(33)
Total volumes recognized in the current period	609	5	614

Components of LNG revenues and corresponding LNG volumes delivered

	Three Months Ended March 31,
	2025	2024	Variance
LNG revenues (in millions):
LNG from the Liquefaction Projects sold under third party long-term agreements (1)	$3,768	$3,043	$725
LNG from the Liquefaction Projects sold by our integrated marketing function under short-term agreements	1,276	793	483
LNG procured from third parties	64	119	(55)
Net derivative gain	117	30	87
Other revenues	80	52	28
Total LNG revenues	$5,305	$4,037	$1,268

Volumes delivered as LNG revenues (in TBtu):
LNG from the Liquefaction Projects sold under third party long-term agreements (1)	516	538	(22)
LNG from the Liquefaction Projects sold by our integrated marketing function under short-term agreements (2)	93	70	23
LNG procured from third parties	7	11	(4)
Total volumes delivered as LNG revenues	616	619	(3)

(1)Long-term agreements include agreements with an initial tenor of 12 months or more.
(2)Includes volumes sold under short-term agreements and IPM agreements.

Net income attributable to Cheniere

Net income attributable to Cheniere declined $149 million for the three months ended March 31, 2025 as compared to the same period of 2024. Although approximately 90% of our LNG volumes recognized in the comparable three month periods were sold in relation to long-term SPAs or IPM agreements, there was a decline in net income attributable to Cheniere in the current year as compared to the same period of 2024 primarily due to a $277 million unfavorable change in fair value of agreements accounted for as derivative instruments (before tax and the impact of non-controlling interests between the comparable three month periods), substantially all of which related to our commodity derivatives, where certain factors, including geopolitical and trade uncertainties, weather, transportation and storage, generally resulted in widening market-based locational price differentials for U.S. natural gas deliveries and persistent global LNG and natural gas index price volatility. Also contributing to the decline in net income attributable to Cheniere was a $70 million decrease in sublease income from our LNG vessels due to fewer days the LNG vessels were subleased and at lower rates in the current year as compared to the same period of 2024. The unfavorable variances were partially offset by a $214 million increase in revenues, net of cost of sales and excluding derivatives, as a result of higher margins generated by our integrated marketing function, as described below under the caption Revenues.

The following is an additional discussion of the significant drivers of the variance in net income attributable to Cheniere by line item:

Revenues

The $1.2 billion increase in revenues between the three months ended March 31, 2025 compared to the same period of 2024 was primarily attributable to:
•$725 million increase in revenues attributable to increased Henry Hub pricing, to which the majority of our long-term LNG sales contracts are indexed; and
•$428 million increase in revenues generated by our integrated marketing function under short-term agreements due to an increase in volumes sold at higher prices due to increased international LNG and natural gas prices.

Operating costs and expenses

The $1.4 billion unfavorable variance between the three months ended March 31, 2025 compared to the same period of 2024 was primarily attributable to:
•$967 million increase in cost of sales excluding the effect of derivative changes, primarily as a result of a $932 million increase in cost of natural gas feedstock largely due to the increase in U.S. natural gas prices; and
•$439 million of unfavorable changes in fair value of agreements accounted for as derivative instruments included in cost of sales, with the primary drivers of the variance described above under the caption Net income attributable to Cheniere.

Other income (expense)

The $34 million favorable variance between the three months ended March 31, 2025 as compared to the same period of 2024 was primarily attributable to:
•$37 million decrease in interest expense, net of capitalized interest, between the comparable three month periods primarily due to a $21 million increase in interest costs qualifying for capitalization, given the higher carrying value of assets under construction, and additionally due to lower gross interest cost due to debt reduction activities associated with our long-term capital allocation plan; and
•$21 million increase in other income (expense), net, primarily from a $26 million gain recognized on the sale of our equity interests in an equity method investment during the three months ended March 31, 2025.
These favorable variances were partially offset by:
•$24 million decrease in interest and dividend income as a result of decreased interest rates and lower average cash and cash equivalents balances between the periods.
Income tax provision

The $12 million unfavorable variance between the three months ended March 31, 2025 as compared to the same period of 2024 was primarily attributable to an increase in our effective tax rate, as described below, partially offset by lower tax expense due to a $159 million decrease in pre-tax income.

Our effective tax rate was 15.3% and 11.5% for the three months ended March 31, 2025 and 2024, respectively. Our effective tax rate increased between the comparable periods primarily due to a decrease in the ratio of our pre-tax income attributable to CQP, which is partially not taxable to us, as well as the tax impact from recording a valuation allowance on a capital loss carryover generated on the sale of our equity interests in an equity method investment during the three months ended March 31, 2025 as discussed above under the caption Other income (expense). The effective tax rate for the comparable three month periods was lower than the statutory rate of 21.0% primarily due to CQP’s income that is partially not taxable to us.
Net income attributable to non-controlling interests

The $22 million decrease between the three months ended March 31, 2025 as compared to the same period of 2024 was primarily attributable to a $41 million decrease in CQP’s consolidated net income, primarily due to an $84 million unfavorable change in fair value of agreements accounted for as derivative instruments between the comparable three month periods, partially offset by a $32 million increase in LNG revenues, net of cost of sales and excluding derivatives, and a $12 million decrease in interest expense, net of capitalized interest.

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

Commissioning volumes

Prior to substantial completion of a Train, amounts received from the sale of commissioning volumes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train and are necessary activities to bring the asset to the condition for its intended use. During the three months ended March 31, 2025, we realized offsets to LNG terminal costs of $48 million corresponding to 5 TBtu of LNG that were related to the sale of commissioning volumes. We did not record any offsets to LNG terminal costs during the three months ended March 31, 2024.

Additional liquefaction capacities

The Corpus Christi Stage 3 Project is currently under construction and is expected to add over 10 mtpa of operational liquefaction capacity once all seven Trains reach substantial completion. Substantial completion was achieved for the first Train of the Corpus Christi Stage 3 Project in March 2025. The increased LNG volumes produced by these Trains are expected to result in higher revenues and cost of sales. However, prior to the commencement of long-term SPAs associated with these volumes, the additional volumes will be sold by our integrated marketing function at prevailing market prices.

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

March 31, 2025
Cash and cash equivalents (1)	$2,511
Restricted cash and cash equivalents (1)	357
Available commitments under our credit facilities (2):
SPL Revolving Credit Facility	785
CQP Revolving Credit Facility	1,000
CCH Credit Facility	3,260
CCH Working Capital Facility	1,390
Cheniere Revolving Credit Facility	1,250
Total available commitments under our credit facilities	7,685

Total available liquidity	$10,553

(1)Amounts presented include balances held by our consolidated variable interest entities (“VIEs”), as discussed in Note 6—Non-controlling Interests and Variable Interest Entities of our Notes to Consolidated Financial Statements. As of

March 31, 2025, assets of our VIEs, which are included in our Consolidated Balance Sheets, included $94 million of cash and cash equivalents and $80 million of restricted cash and cash equivalents.
(2)Available commitments represent total commitments less loans outstanding and letters of credit issued under each of our credit facilities as of March 31, 2025. See Note 8—Debt of our Notes to Consolidated Financial Statements for additional information on our credit facilities and other debt instruments.
Our liquidity position subsequent to March 31, 2025 will be driven by future sources of liquidity and future cash requirements. For a discussion of our future sources and uses of liquidity, see the liquidity and capital resources disclosures in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 31, 2024.

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

Corpus Christi Stage 3 Project

In March 2025, substantial completion of the first of seven midscale Trains of the Corpus Christi Stage 3 Project was achieved. The following table summarizes the project completion and construction status of the Corpus Christi Stage 3 Project as of March 31, 2025:

Corpus Christi Stage 3 Project
Overall project completion percentage	82.5%
Completion percentage of:
Engineering	98.2%
Procurement	99.8%
Subcontract work	89.8%
Construction	53.7%
Date of expected substantial completion of remaining Trains	1H 2025 - 2H 2026

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

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$1,228	$1,246
Net cash used in investing activities	(549)	(666)
Net cash used in financing activities	(997)	(264)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(4)	(3)
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	$(322)	$313
Operating Cash Flows

The $18 million decrease between the periods was primarily related to lower cash flows attributed to working capital from differences in timing of payments to suppliers and cash collections from the sale of LNG cargoes, partially offset by higher net cash inflows from LNG sales, as explained above in Results of Operations, and increased cash inflows from settlement of derivative instruments.

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
Investing Cash Flows

Our investing net cash outflows in both periods primarily were for the construction costs for the Corpus Christi Stage 3 Project, which were $321 million and $509 million during the three months ended March 31, 2025 and 2024, respectively, as well as for optimization and other site improvement projects. The $188 million decrease in construction costs for the Corpus Christi Stage 3 Project between the periods was primarily related to the timing of cash payments under the related EPC contract.

Financing Cash Flows

The following table summarizes our financing activities (in millions):

	Three Months Ended March 31,
	2025	2024
Proceeds from issuances of debt	$125	$1,497
Redemptions and repayments of debt	(425)	(150)
Distributions to non-controlling interests	(200)	(253)
Contributions from redeemable non-controlling interest	38	4
Payments related to tax withholdings for share-based compensation	(44)	(40)
Repurchase of common stock, inclusive of excise taxes paid	(363)	(1,189)
Dividends to stockholders	(112)	(105)
Other, net	(16)	(28)
Net cash used in financing activities	$(997)	$(264)

Debt Issuances

During the three months ended March 31, 2025, SPL borrowed and repaid $125 million under the SPL Revolving Credit Facility. During the three months ended March 31, 2024, we issued an aggregate principal amount of $1.5 billion of 2034 Cheniere Senior Notes, the proceeds of which were used to retire the outstanding aggregate principal amount of approximately $1.5 billion of CCH’s 5.875% Senior Secured Notes due 2025 in April 2024.

Debt Redemptions and Repayments

The following table shows the redemptions and repayments of debt, including intra-quarter activity (in millions):

	Three Months Ended March 31,
	2025	2024
Redemptions and repayments of debt
SPL:
5.750% Senior Secured Notes due 2024	$(60)	$(150)
5.625% Senior Secured Notes due 2025	(300)	—
SPL Revolving Capital Facility	(125)	—
Total redemptions and repayments of debt	$(425)	$(150)

Repurchase of Common Stock

During the three months ended March 31, 2025 and 2024, we paid $350 million and $1.2 billion to repurchase approximately 1.6 million and 7.5 million shares of our common stock, respectively, under our share repurchase program, and during the three months ended March 31, 2025, we paid $13 million of excise taxes related to our repurchase of common stock during the fiscal year 2023. As of March 31, 2025, we had approximately $3.5 billion remaining under our share repurchase program.
Cash Dividends to Stockholders

We paid a dividend of $0.500 per share of common stock for a total of $112 million during the three months ended March 31, 2025 and $0.435 per share of common stock for a total of $105 million during the three months ended March 31, 2024.

On April 29, 2025, we declared a quarterly dividend of $0.500 per share of common stock that is payable on May 19, 2025 to stockholders of record as of the close of business on May 9, 2025.
Summary of Critical Accounting Estimates

The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2024.

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

	March 31, 2025		December 31, 2024
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(1,403)	$2,428	$(742)	$2,516
LNG Trading Derivatives	75	28	17	49

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. There have been no material changes to the legal proceedings disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2024.

ITEM 1A.    RISK FACTORS

The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2024. Except as presented below, there have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2024.

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

To date, the FERC has issued orders under Section 3 of the NGA authorizing the siting, construction and operation of the six Trains and related facilities of the SPL Project, the three Trains and related facilities of the CCL Project, the seven midscale Trains and related facilities for the Corpus Christi Stage 3 Project and the two midscale Trains and related facilities for the CCL Midscale Trains 8 & 9 Project, as well as orders under Section 7 of the NGA authorizing the construction and operation of the Creole Trail Pipeline and the Corpus Christi Pipeline. In February 2024, certain of our subsidiaries submitted an application to the FERC under the NGA for authorization to site, construct and operate the SPL Expansion Project. To date, the DOE has also issued orders under Section 3 of the NGA authorizing SPL, CCL and the Corpus Christi Stage 3 Project to export domestically produced LNG. We currently have the SPL Expansion Project and the CCL Midscale Trains 8 & 9 Project pending non-FTA export approval with the DOE. However, approval for the SPL Expansion Project is first subject to the receipt of regulatory permit approval from the FERC, responsive to our formal application. Additionally, we hold certificates under Section 7(c) of the NGA that grant us land use rights relating to the situation of our pipelines on land owned by third parties. If we were to lose these rights or be required to relocate our pipelines, our business could be materially and adversely affected.

Following its investigation of the maritime, logistics and shipbuilding sector in China, the Office of the U.S. Trade Representative (the “USTR”) has mandated restrictions on the maritime transport services for LNG exports and, if the restrictions are not met, the USTR stated it may direct the suspension of LNG export licenses until the terms of the restrictions are met. Among other things, the restrictions mandate that, beginning in April 2029, 1% of U.S. LNG exports must be exported on U.S.-built vessels, with such percentage gradually increasing to 15% in April 2047. These restrictions will not apply to a vessel for up to three years if the vessel owner orders and takes delivery of a U.S.-built vessel of equivalent or greater LNG capacity. The USTR stated it will continue to monitor effects of its action and will consider modification if appropriate. While we are monitoring developments of the restrictions, the potential impact of the restrictions on us and the LNG industry remains uncertain as the USTR stated that it will consult with the DOE and other relevant agencies, as appropriate, to provide notice and further technical information on the restrictions.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes share repurchases for the three months ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans (in millions)
January 1-31, 2025	336,766	$228.67	336,766	$3,813
February 1-28, 2025	726,519	$217.20	726,519	$3,655
March 1-31, 2025	535,340	$215.21	535,340	$3,540
Total	1,598,625		1,598,625

ITEM 5.    OTHER INFORMATION

Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits our directors and executive officers to enter into trading plans designed to comply with Rule 10b5-1. During the three-month period ending March 31, 2025, none of our executive officers or directors adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6.    EXHIBITS

Exhibit No.
Description
10.1*
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Liquefaction Stage 3 Project, dated March 1, 2022, by and between CCL and Bechtel Energy, Inc.: the Change Order CO-00099 #57 Crushed Rock for Surface Paving - ISBL Areas, dated January 24, 2025 (Portions of this exhibit have been omitted.)

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

CHENIERE ENERGY, INC.

Date:	May 7, 2025	By:	/s/ Zach Davis
Zach Davis
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	May 7, 2025	By:	/s/ David Slack
David Slack
Senior Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)