Form 10-Q
period 2025-06-30
Cheniere Energy, Inc.
filed 2025-08-07
CIK 3570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2025, the issuer had 219,768,104 shares of Common Stock outstanding.

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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of June 30, 2025, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

Cheniere Energy, Inc. ("Cheniere") (NYSE: LNG)
100% Interest
Cheniere Marketing, LLC and subsidiaries ("Cheniere Marketing")
100% Interest
Cheniere Energy Partners GP, LLC ("Cheniere Partners GP")
48.6% LP Interest
100% Interest
Corpus Christi Liquefaction Stage IV, LLC ("CCL Stage IV")
100% Interest
Cheniere Corpus Christi Holdings, LLC ("CCH")
2.0% GP Interest & Incentive Distribution Rights
Cheniere Energy Partners, L.P. ("CQP") (NYSE: CQP)
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

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
LNG revenues	$4,515	$3,042	$9,820	$7,079
Regasification revenues	34	34	68	68
Other revenues	92	175	197	357
Total revenues	4,641	3,251	10,085	7,504

Operating costs and expenses
Cost of sales (excluding operating and maintenance expense and depreciation, amortization and accretion expense shown separately below)	1,117	784	4,688	3,020
Operating and maintenance expense	559	463	1,032	914
Selling, general and administrative expense	99	99	215	200
Depreciation, amortization and accretion expense	329	304	641	606
Other operating costs and expenses	7	13	18	22
Total operating costs and expenses	2,111	1,663	6,594	4,762

Income from operations	2,530	1,588	3,491	2,742

Other income (expense)
Interest expense, net of capitalized interest	(237)	(257)	(466)	(523)
Loss on modification or extinguishment of debt	—	(9)	—	(9)
Interest and dividend income	31	47	68	108
Other income (expense), net	(1)	3	19	2
Total other expense	(207)	(216)	(379)	(422)

Income before income taxes and non-controlling interests	2,323	1,372	3,112	2,320
Less: income tax provision	426	210	547	319
Net income	1,897	1,162	2,565	2,001
Less: net income attributable to non-controlling interests	271	282	586	619
Net income attributable to Cheniere	$1,626	$880	$1,979	$1,382

Net income per share attributable to common stockholders—basic (1)	$7.32	$3.85	$8.87	$5.97
Net income per share attributable to common stockholders—diluted (1)	$7.30	$3.84	$8.85	$5.96

Weighted average number of common shares outstanding—basic	221.8	228.4	222.6	231.3
Weighted average number of common shares outstanding—diluted	222.3	228.9	223.2	231.9
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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (1)
(in millions, except share data)
(unaudited)

	June 30,	December 31,
	2025	2024

ASSETS
Current assets
Cash and cash equivalents	$1,648	$2,638
Restricted cash and cash equivalents	369	552
Trade and other receivables, net of current expected credit losses	761	727
Inventory	482	501
Current derivative assets	147	155
Margin deposits	150	128
Other current assets, net	147	100
Total current assets	3,704	4,801

Property, plant and equipment, net of accumulated depreciation	34,829	33,552
Operating lease assets	2,776	2,684
Derivative assets	2,236	1,903
Deferred tax assets	18	19
Other non-current assets, net	1,015	899
Total assets	$44,578	$43,858

LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$161	$171
Accrued liabilities	1,492	2,179
Current debt, net of unamortized discount and debt issuance costs	609	351
Deferred revenue	145	163
Current operating lease liabilities	562	592
Current derivative liabilities	706	902
Other current liabilities	100	83
Total current liabilities	3,775	4,441

Long-term debt, net of unamortized discount and debt issuance costs	22,012	22,554
Operating lease liabilities	2,216	2,090
Derivative liabilities	1,621	1,865
Deferred tax liabilities	2,307	1,856
Other non-current liabilities	1,338	992
Total liabilities	33,269	33,798

Redeemable non-controlling interest	58	7

Stockholders’ equity
Preferred stock: $0.0001 par value, 5.0 million shares authorized, none issued	—	—
Common stock: $0.003 par value, 480.0 million shares authorized; 279.2 million shares and 278.7 million shares issued at June 30, 2025 and December 31, 2024, respectively	1	1
Treasury stock: 57.7 million shares and 54.7 million shares at June 30, 2025 and December 31, 2024, respectively, at cost	(6,798)	(6,136)
Additional paid-in-capital	4,483	4,452
Retained earnings	9,021	7,382
Total Cheniere stockholders’ equity	6,707	5,699
Non-controlling interests	4,544	4,354
Total stockholders’ equity	11,251	10,053
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$44,578	$43,858

(1)Amounts presented include balances held by our consolidated variable interest entities (“VIEs”), substantially all of which are related to CQP, as further discussed in Note 6—Non-Controlling Interests and Variable Interest Entities. As of June 30, 2025, total assets and liabilities of our VIEs were $16.7 billion and $17.2 billion, respectively, including $108 million of cash and cash equivalents and $40 million of restricted cash and cash equivalents.
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NON-CONTROLLING INTEREST
(in millions)
(unaudited)

Three and Six Months Ended June 30, 2025
	Total Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Total Equity	Redeemable Non-Controlling Interest (1)
	Shares	Par Value Amount	Shares	Amount
Balance at December 31, 2024	224.0	$1	54.7	$(6,136)	$4,452	$7,382	$4,354	$10,053	$7
Net income (loss)	—	—	—	—	—	353	317	670	(2)
Dividends declared ($0.500 per common share) and dividend equivalents accrued	—	—	—	—	—	(113)	—	(113)	—
Shares repurchased, at cost and inclusive of excise taxes	(1.6)	—	1.6	(352)	—	—	—	(352)	—
Accretion of redeemable non-controlling interest (2)	—	—	—	—	—	(2)	—	(2)	2
Distributions to non-controlling interests	—	—	—	—	—	—	(200)	(200)	—
Contributions from redeemable non-controlling interest	—	—	—	—	—	—	—	—	38
Vesting of share-based compensation awards	0.4	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	40	—	—	40	—
Issued shares withheld from employees related to share-based compensation, at cost	—	—	—	—	(44)	—	—	(44)	—
Balance at March 31, 2025	222.8	1	56.3	(6,488)	4,448	7,620	4,471	10,052	45
Net income (loss)	—	—	—	—	—	1,626	273	1,899	(2)
Dividends declared ($0.500 per common share declared each on April 29, 2025 and on June 17, 2025) and dividend equivalents accrued	—	—	—	—	—	(222)	—	(222)	—
Shares repurchased, at cost and inclusive of excise taxes	(1.4)	—	1.4	(310)	—	—	—	(310)	—
Accretion of redeemable non-controlling interest (2)	—	—	—	—	—	(3)	—	(3)	4
Distributions to non-controlling interests	—	—	—	—	—	—	(200)	(200)	—
Contributions from redeemable non-controlling interest	—	—	—	—	—	—	—	—	11
Vesting of share-based compensation awards	0.1	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	37	—	—	37	—
Issued shares withheld from employees related to share-based compensation, at cost	—	—	—	—	(2)	—	—	(2)	—
Balance at June 30, 2025	221.5	$1	57.7	$(6,798)	$4,483	$9,021	$4,544	$11,251	$58

(1)Redeemable non-controlling interest represents the economic interest held by a third party in one of our consolidated VIEs that is redeemable for cash under certain circumstances, including those that are outside of our control. As such, the economic interest is not a component of permanent equity on our Consolidated Balance Sheets.
(2)Amount in retained earnings presented net of tax.
The accompanying notes are an integral part of these consolidated financial statements.

Three and Six Months Ended June 30, 2024
	Total Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Non-controlling Interests	Total Equity	Redeemable Non-Controlling Interest (1)
	Shares	Par Value Amount	Shares	Amount
Balance at December 31, 2023	237.0	$1	40.9	$(3,864)	$4,377	$4,546	$3,960	$9,020	$—
Net income	—	—	—	—	—	502	337	839	—
Dividends declared ($0.435 per common share) and dividend equivalents accrued	—	—	—	—	—	(103)	—	(103)	—
Shares repurchased, at cost and inclusive of excise taxes	(7.5)	—	7.5	(1,203)	—	—	—	(1,203)	—
Distributions to non-controlling interests	—	—	—	—	—	—	(253)	(253)	—
Contributions from redeemable non-controlling interest	—	—	—	—	—	—	—	—	4
Vesting of share-based compensation awards	0.6	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	34	—	—	34	—
Issued shares withheld from employees related to share-based compensation, at cost	—	—	—	—	(40)	—	—	(40)	—
Balance at March 31, 2024	230.1	1	48.4	(5,067)	4,371	4,945	4,044	8,294	4
Net income	—	—	—	—	—	880	282	1,162	—
Dividends declared ($0.435 per common share declared each on April 26, 2024 and on June 17, 2024) and dividend equivalents accrued	—	—	—	—	—	(200)	—	(200)	—
Shares repurchased, at cost and inclusive of excise taxes	(3.1)	—	3.1	(501)	—	—	—	(501)	—
Distributions to non-controlling interests	—	—	—	—	—	—	(198)	(198)	—
Contributions from redeemable non-controlling interest	—	—	—	—	—	—	—	—	2
Share-based compensation	—	—	—	—	36	—	—	36	—
Issued shares withheld from employees related to share-based compensation, at cost	—	—	—	—	(1)	—	—	(1)	—
Balance at June 30, 2024	227.0	$1	51.5	$(5,568)	$4,406	$5,625	$4,128	$8,592	$6

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$2,565	$2,001
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion expense	641	606
Share-based compensation expense	105	92
Amortization of discount and debt issuance costs	19	19
Reduction of right-of-use assets	310	330
Total gains on derivative instruments, net	(958)	(393)
Net cash provided by settlement of derivative instruments	193	36
Deferred taxes	454	41
Other, net	(1)	20
Changes in operating assets and liabilities:
Trade and other receivables	(29)	387
Inventory	19	56
Margin deposits	(22)	(88)
Other non-current assets	(25)	(44)
Accounts payable and accrued liabilities	(789)	(324)
Total deferred revenue	(36)	(41)
Total operating lease liabilities	(307)	(324)
Other, net	(80)	(12)
Net cash provided by operating activities	2,059	2,362

Cash flows from investing activities
Property, plant and equipment, net of proceeds on commissioning sales of LNG of $52 million and zero, respectively	(1,647)	(1,153)
Proceeds from sale of equity method investment	80	—
Investments in equity method investments	—	(12)
Other	(8)	(20)
Net cash used in investing activities	(1,575)	(1,185)

Cash flows from financing activities
Proceeds from issuances of debt and borrowings	265	2,725
Redemptions and repayments of debt	(565)	(3,021)
Distributions to non-controlling interests	(400)	(451)
Contributions from redeemable non-controlling interest	49	—
Payments related to tax withholdings for share-based compensation	(46)	(41)
Repurchase of common stock, inclusive of excise taxes paid	(690)	(1,699)
Dividends to stockholders	(223)	(202)
Other, net	(43)	(57)
Net cash used in financing activities	(1,653)	(2,746)

Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(4)	(2)

Net decrease in cash, cash equivalents and restricted cash and cash equivalents	(1,173)	(1,571)
Cash, cash equivalents and restricted cash and cash equivalents—beginning of period	3,190	4,525
Cash, cash equivalents and restricted cash and cash equivalents—end of period	$2,017	$2,954

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We operate natural gas liquefaction and export facilities located in Cameron Parish, Louisiana at Sabine Pass and near Corpus Christi, Texas (respectively, the “Sabine Pass LNG Terminal” and “Corpus Christi LNG Terminal”), with total expected production capacity of over 60 mtpa of LNG, including approximately 14 mtpa under construction as of June 30, 2025, inclusive of estimated debottlenecking opportunities.

CQP owns the Sabine Pass LNG Terminal, which has natural gas liquefaction facilities with a total production capacity of over 30 mtpa of LNG (the “SPL Project”) as of June 30, 2025. The Sabine Pass LNG Terminal also has five LNG storage tanks, vaporizers and three marine berths. CQP also owns and operates a 94-mile natural gas supply pipeline that interconnects the Sabine Pass LNG Terminal with several large interstate and intrastate pipelines (the “Creole Trail Pipeline”). As of June 30, 2025, we owned 100% of the general partner interest, a 48.6% limited partner interest and 100% of the incentive distribution rights of CQP.

The Corpus Christi LNG Terminal has natural gas liquefaction facilities with total expected production capacity of over 30 mtpa of LNG, including approximately 14 mtpa under construction as of June 30, 2025, inclusive of estimated debottlenecking opportunities. The Corpus Christi LNG Terminal also has three LNG storage tanks and two marine berths. We also own an approximately 21-mile natural gas supply pipeline that interconnects the Corpus Christi LNG Terminal with several large interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline”).

As noted above, we are constructing an expansion of the Corpus Christi LNG Terminal that is expected to add over 10 mtpa of operational liquefaction capacity across seven midscale Trains once fully completed (the “Corpus Christi Stage 3 Project”), inclusive of the first midscale Train that reached substantial completion in March 2025. Subsequently, in August 2025, the second midscale Train of the Corpus Christi Stage 3 Project reached substantial completion. In addition to the Corpus Christi Stage 3 Project, on June 17, 2025, our board of directors (the “Board”) made a positive FID with respect to two additional midscale Trains with an expected total production capacity of approximately 5 mtpa of LNG, inclusive of estimated debottlenecking opportunities (the “Midscale Trains 8 & 9 Project” and together with the existing assets at the Corpus Christi LNG Terminal, the Corpus Christi Stage 3 Project and the Corpus Christi Pipeline, the “CCL Project”), and issued a full notice to proceed with construction to Bechtel Energy Inc. effective June 18, 2025.

In addition to the Corpus Christi Stage 3 Project and the CCL Midscale Trains 8 & 9 Project, we are developing expansion projects to provide additional liquefaction capacity at both the SPL Project and the CCL Project (collectively, the “Liquefaction Projects”), and have started commercializing to support the additional liquefaction capacity associated with these potential expansion projects. The development of these projects or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before we make a positive FID.

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

Results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2025.

Recent Accounting Standards

ASU 2023-09

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740). This guidance further enhances income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
paid by jurisdiction. The adoption of this guidance will not have an impact on our results of operations and financial condition but will have an impact on the annual disclosures required in the relevant notes to the consolidated financial statements. This guidance applies prospectively, with retrospective application permitted. We are progressing on the implementation and evaluating the method of adoption. We will adopt this guidance and conform with the disclosure requirements when it becomes mandatorily effective for our annual report for the year ending December 31, 2025.

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

NOTE 2—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses, consisted of the following (in millions):

	June 30,	December 31,
	2025	2024
Trade receivables
SPL and CCL	$418	$548
Cheniere Marketing	280	109
Other subsidiaries	8	4
Other receivables	55	66
Total trade and other receivables, net of current expected credit losses	$761	$727

NOTE 3—INVENTORY

Inventory consisted of the following (in millions):

	June 30,	December 31,
	2025	2024
Materials	$243	$226
LNG	78	93
LNG in-transit	103	137
Natural gas	34	30
Other	24	15
Total inventory	$482	$501

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 4—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	June 30,	December 31,
	2025	2024
Terminal and related assets
Terminal and interconnecting pipeline facilities	$35,566	$34,282
Land	572	465
Construction-in-process	5,523	5,486
Accumulated depreciation	(7,815)	(7,231)
Total terminal and related assets, net of accumulated depreciation	33,846	33,002
Fixed assets and other
Computer and office equipment	38	36
Furniture and fixtures	33	31
Computer software	123	122
Leasehold improvements	47	47
Other	24	24
Accumulated depreciation	(195)	(188)
Total fixed assets and other, net of accumulated depreciation	70	72
Assets under finance leases
Marine assets	1,060	587
Accumulated depreciation	(147)	(109)
Total assets under finance leases, net of accumulated depreciation	913	478
Property, plant and equipment, net of accumulated depreciation	$34,829	$33,552
The following table shows depreciation expense and offsets to LNG terminal costs (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation expense	$327	$303	$636	$603
Offsets to LNG terminal costs (1)	7	—	55	—

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

NOTE 5—DERIVATIVE INSTRUMENTS

We have the following derivative instruments:
•commodity derivatives consisting of the following (collectively, “Commodity Derivatives”):
◦natural gas and power supply contracts, including our IPM agreements, for the development, commissioning and operation of the Liquefaction Projects and expansion projects, as well as the associated economic hedges (collectively, the “Liquefaction Supply Derivatives”); and,
◦LNG derivatives in which we have contractual net settlement and economic hedges on the exposure to the commodity markets in which we have contractual arrangements to purchase or sell physical LNG (collectively, “LNG Trading Derivatives”); and
•Foreign currency exchange (“FX”) contracts to hedge exposure to currency risk associated with cash flows denominated in currencies other than U.S. dollar (“FX Derivatives”), associated with both LNG Trading Derivatives and operations in countries outside of the United States.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis, distinguished by the fair value hierarchy levels prescribed by GAAP (in millions):

	Fair Value Measurements as of
	June 30, 2025				December 31, 2024
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$—	$8	$(10)	$(2)	$—	$59	$(801)	$(742)
LNG Trading Derivatives asset	—	91	—	91	—	17	—	17
FX Derivatives asset (liability)	—	(33)	—	(33)	—	16	—	16

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

The Level 3 fair value measurements of our natural gas positions within the Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for the Level 3 Liquefaction Supply Derivatives as of June 30, 2025:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Liquefaction Supply Derivatives	$(10)	Market approach incorporating present value techniques	Henry Hub basis spread	$(2.330) - $0.228 / $(0.073)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	68% - 361% / 170%

(1)Unobservable inputs were weighted by the relative fair value of the instruments.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
(2)Spread contemplates U.S. dollar-denominated pricing.
Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of the Liquefaction Supply Derivatives.

The following table shows the changes in the fair value of the Level 3 Liquefaction Supply Derivatives (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance, beginning of period	$(1,415)	$(2,457)	$(801)	$(2,178)
Realized and change in fair value gains included in net income (1):
Included in cost of sales, existing deals (2)	1,204	617	389	164
Included in cost of sales, new deals (3)	7	7	4	5
Purchases and settlements:
Purchases (4)	—	—	—	—
Settlements (5)	194	104	400	280
Transfers out of level 3 (6)	—	—	(2)	—
Balance, end of period	$(10)	$(1,729)	$(10)	$(1,729)
Favorable changes in fair value relating to instruments still held at the end of the period	$1,211	$624	$393	$169

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

Commodity Derivatives

We hold Liquefaction Supply Derivatives, which are indexed to Henry Hub, global LNG or other natural gas price indices. As of June 30, 2025, the remaining fixed terms of the Liquefaction Supply Derivatives ranged up to approximately 15 years, some of which commence or accelerate upon the satisfaction of certain events or development of infrastructure to support natural gas gathering and transport.

Cheniere Marketing has historically entered into, and may from time to time enter into, LNG transactions that provide for contractual net settlement. Such transactions are accounted for as LNG Trading Derivatives along with financial commodity contracts in the form of swaps or futures. The terms of LNG Trading Derivatives range up to approximately one year.

The following table shows the notional amounts of our Commodity Derivatives:

	June 30, 2025		December 31, 2024
	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives
Notional amount, net (in TBtu)	12,922	—	12,503	(8)

(1)Inclusive of amounts under contracts with unsatisfied contractual conditions and exclusive of extension options that were uncertain to be taken as of both June 30, 2025 and December 31, 2024.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the effect and location of our Commodity Derivatives recorded on our Consolidated Statements of Operations (in millions):

		Gain (Loss) Recognized in Consolidated Statements of Operations
	Consolidated Statements of Operations Location (1)	Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
LNG Trading Derivatives	LNG revenues	$150	$1	$277	$17
LNG Trading Derivatives	Cost of sales	(42)	(1)	3	(20)
Liquefaction Supply Derivatives (2)	LNG revenues	1	2	2	2
Liquefaction Supply Derivatives (2)	Cost of sales	1,438	647	737	379

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
The total notional amount of our FX Derivatives was $966 million and $642 million as of June 30, 2025 and December 31, 2024, respectively.

The following table shows the effect and location of our FX Derivatives recorded on our Consolidated Statements of Operations (in millions):

		Gain (Loss) Recognized in Consolidated Statements of Operations
	Consolidated Statements of Operations Location	Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
FX Derivatives	LNG revenues	$(50)	$2	$(61)	$15

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the fair value and location of our derivative instruments on our Consolidated Balance Sheets (in millions):

	June 30, 2025
	Liquefaction Supply Derivatives	LNG Trading Derivatives	FX Derivatives	Total
Consolidated Balance Sheets Location
Current derivative assets	$37	$110	$—	$147
Derivative assets	2,236	—	—	2,236
Total derivative assets	2,273	110	—	2,383

Current derivative liabilities	(654)	(19)	(33)	(706)
Derivative liabilities	(1,621)	—	—	(1,621)
Total derivative liabilities	(2,275)	(19)	(33)	(2,327)

Derivative asset (liability), net	$(2)	$91	$(33)	$56

	December 31, 2024
	Liquefaction Supply Derivatives	LNG Trading Derivatives	FX Derivatives	Total
Consolidated Balance Sheets Location
Current derivative assets	$105	$32	$18	$155
Derivative assets	1,903	—	—	1,903
Total derivative assets	2,008	32	18	2,058

Current derivative liabilities	(885)	(15)	(2)	(902)
Derivative liabilities	(1,865)	—	—	(1,865)
Total derivative liabilities	(2,750)	(15)	(2)	(2,767)

Derivative asset (liability), net	$(742)	$17	$16	$(709)

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Consolidated Balance Sheets Presentation

The following table reconciles the fair value of our derivative assets and liabilities on a gross basis, by contract, to net amounts as presented on our Consolidated Balance Sheets after offsetting for any balances with the same counterparty under master netting arrangements or other relevant netting criteria under GAAP (in millions):

	Liquefaction Supply Derivatives	LNG Trading Derivatives	FX Derivatives

As of June 30, 2025
Gross assets	$3,553	$115	$—
Offsetting amounts	(1,280)	(5)	—
Net assets (1)	$2,273	$110	$—

Gross liabilities	$(2,334)	$(36)	$(41)
Offsetting amounts	59	17	8
Net liabilities (2)	$(2,275)	$(19)	$(33)

As of December 31, 2024
Gross assets	$3,064	$42	$25
Offsetting amounts	(1,056)	(10)	(7)
Net assets (1)	$2,008	$32	$18

Gross liabilities	$(2,790)	$(16)	$(3)
Offsetting amounts	40	1	1
Net liabilities (2)	$(2,750)	$(15)	$(2)

(1)Includes current and non-current derivative assets of $147 million and $2,236 million, respectively, as of June 30, 2025 and $155 million and $1,903 million, respectively, as of December 31, 2024.
(2)Includes current and non-current derivative liabilities of $706 million and $1,621 million, respectively, as of June 30, 2025 and $902 million and $1,865 million, respectively, as of December 31, 2024.

The table below shows the collateral balances that are recorded within margin deposits and other current liabilities that are not netted on our Consolidated Balance Sheets (in millions):

	Consolidated Balance Sheets Location	June 30,	December 31,
		2025	2024
Liquefaction Supply Derivatives	Margin deposits	$35	$18
LNG Trading Derivatives	Margin deposits	115	110
LNG Trading Derivatives	Other current liabilities	12	—

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

	June 30,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$108	$270
Restricted cash and cash equivalents	40	125
Trade and other receivables, net of current expected credit losses	262	381
Inventory	158	154
Current derivative assets	28	84
Margin deposits	19	13
Other current assets, net	74	54
Total current assets	689	1,081

Property, plant and equipment, net of accumulated depreciation	15,665	15,880
Operating lease assets	80	80
Derivative assets	103	98
Other non-current assets, net	208	206
Total assets	$16,745	$17,345

LIABILITIES
Current liabilities
Accounts payable	$74	$70
Accrued liabilities	676	881
Current debt, net of unamortized discount and debt issuance costs	609	351
Deferred revenue	110	120
Current operating lease liabilities	5	4
Current derivative liabilities	143	250
Other current liabilities	7	16
Total current liabilities	1,624	1,692

Long-term debt, net of unamortized discount and debt issuance costs	14,213	14,761
Operating lease liabilities	75	76
Derivative liabilities	1,136	1,213
Other non-current liabilities	167	176
Total liabilities	$17,215	$17,918

NOTE 7—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	June 30,	December 31,
	2025	2024
Natural gas purchases	$657	$886
Terminal and related asset costs	250	272
Interest costs and related debt fees	194	214
Compensation and benefits	148	283
Accrued dividends	111	3
Tax-related liabilities	94	472
Other accrued liabilities	38	49
Total accrued liabilities	$1,492	$2,179

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 8—DEBT
Debt consisted of the following (in millions):

	June 30,	December 31,
	2025	2024
SPL:
Senior Secured Notes:
5.625% due 2025	$—	$300
5.875% due 2026 (the “2026 SPL Senior Notes”) (1)	1,500	1,500
5.00% due 2027	1,500	1,500
4.200% due 2028	1,350	1,350
4.500% due 2030	2,000	2,000
4.746% weighted average rate due 2037 (2)	1,782	1,782
Total SPL Senior Secured Notes	8,132	8,432
Revolving credit and guaranty agreement (the “SPL Revolving Credit Facility”)	—	—
Total debt - SPL	8,132	8,432

CQP:
Senior Notes:
4.500% due 2029	1,500	1,500
4.000% due 2031	1,500	1,500
3.25% due 2032	1,200	1,200
5.950% due 2033	1,400	1,400
5.750% due 2034	1,200	1,200
Total CQP Senior Notes	6,800	6,800
Revolving credit and guaranty agreement (the “CQP Revolving Credit Facility”)	—	—
Total debt - CQP	6,800	6,800

CCH:
Senior Secured Notes:
5.125% due 2027	1,201	1,201
3.700% due 2029	1,125	1,125
3.788% weighted average rate due 2039 (2)	2,539	2,539
Total CCH Senior Secured Notes	4,865	4,865
Term loan facility agreement (the “CCH Credit Facility”)	—	—
Working capital facility agreement (the “CCH Working Capital Facility”)	—	—
Total debt - CCH	4,865	4,865

Cheniere:
4.625% Senior Notes due 2028	1,500	1,500
5.650% Senior Notes due 2034	1,500	1,500
Total Cheniere Senior Notes	3,000	3,000
Revolving credit agreement (the “Cheniere Revolving Credit Facility”) (3)	—	—
Total debt - Cheniere	3,000	3,000

Total debt	22,797	23,097

Current debt, net of unamortized discount and debt issuance costs (1) (2)	(609)	(351)
Unamortized discount and debt issuance costs	(176)	(192)
Total long-term debt, net of unamortized discount and debt issuance costs	$22,012	$22,554

(1)In July 2025, CQP issued and sold $1.0 billion aggregate principal amount of 5.550% Senior Notes due 2035, and the net proceeds, together with cash on hand, were used to redeem $1.0 billion of the aggregate principal amount of the 2026 SPL Senior Notes. As a portion of the 2026 SPL Senior Notes that were contractually due within one year was refinanced with a long-term debt instrument before the issuance of these Consolidated Financial Statements, the amount redeemed was classified as long-term debt as of June 30, 2025.
(2)Includes notes that amortize based on a fixed amortization schedule as set forth in their respective indentures.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
(3)In August 2025, we entered into an amendment and restatement of the Cheniere Revolving Credit Facility. See below for additional details.

Credit Facilities

Below is a summary of our committed credit facilities outstanding as of June 30, 2025 (in millions):

	SPL Revolving Credit Facility	CQP Revolving Credit Facility	CCH Credit Facility	CCH Working Capital Facility	Cheniere Revolving Credit Facility (1)
Total facility size	$1,000	$1,000	$3,260	$1,500	$1,250
Less:
Outstanding balance	—	—	—	—	—
Letters of credit issued	215	—	—	110	—
Available commitment	$785	$1,000	$3,260	$1,390	$1,250

Priority ranking	Senior secured	Senior unsecured	Senior secured	Senior secured	Senior unsecured
Interest rate on available balance (2)	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.0% - 1.75% or base rate plus 0.0% - 0.75%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.125% - 2.0% or base rate plus 0.125% - 1.0%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.5% or base rate plus 0.5%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.0% - 1.5% or base rate plus 0.0% - 0.5%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.075% - 2.20% or base rate plus 0.075% - 1.2%
Commitment fees on undrawn balance (2)	0.075% - 0.30%	0.10% - 0.30%	0.525%	0.10% - 0.20%	0.115% - 0.365%
Letter of credit fees (2)	1.0% - 1.75%	1.125% - 2.0%	N/A	1.0% - 1.5%	1.075% - 2.20%
Maturity date	June 23, 2028	June 23, 2028	(3)	June 15, 2027	October 28, 2026

(1)In August 2025, we entered into an amendment and restatement of the Cheniere Revolving Credit Facility. See below for additional details.
(2)The margin on the interest rate, the commitment fees and the letter of credit fees is subject to change based on the applicable entity’s credit rating.
(3)The CCH Credit Facility matures the earlier of June 15, 2029 or two years after the substantial completion of the last Train of the Corpus Christi Stage 3 Project.

Cheniere A&R Revolving Credit Facility

On August 1, 2025, we entered into a $1.25 billion Third Amended and Restated Revolving Credit Agreement among us, as borrower, various lenders (the “Lenders”) and issuing banks, MUFG Bank, Ltd., as the coordinating lead arranger, the joint lead arrangers party thereto, Sumitomo Mitsui Banking Corporation, as sustainability advisor, and Société Générale, as administrative agent for the Lenders (the “Cheniere A&R Revolving Credit Facility”). The Cheniere A&R Revolving Credit Facility amends and restates the existing Cheniere Revolving Credit Facility dated as of October 28, 2021 and amended on June 15, 2023, to, among other things, (i) extend the maturity date thereunder to August 1, 2030, (ii) reduce the rate of interest and commitment fees applicable thereunder, and (iii) make certain other changes to the terms and conditions of the existing Cheniere Revolving Credit Facility. Commitments under the Cheniere A&R Revolving Credit Facility are available for loans or the issuances of letters of credit (subject to issuing bank capacity), in each case, for general corporate purposes.

Loans under the Cheniere A&R Revolving Credit Facility will bear interest at a variable rate per annum equal to Term SOFR or the base rate specified therein, plus an applicable margin. The applicable margin for Term SOFR loans ranges from 1.125% to 2.00% per annum, and the applicable margin for base rate loans ranges from 0.125% to 1.00% per annum, in each case, based on the credit ratings then in effect assigned to loans under the Cheniere A&R Revolving Credit Facility. Based on our current credit ratings, the applicable margins for Term SOFR loans and base rate loans are 1.25% and 0.25%, respectively. Interest on Term SOFR loans is due and payable at the end of each Term SOFR period, and interest on base rate loans is due and payable at the end of each calendar quarter. We will pay a commitment fee on the average daily amount of undrawn commitments at an annual rate that ranges from 0.10% to 0.30% based on the credit ratings then in effect assigned to loans under the Cheniere A&R Revolving Credit Facility. Based on our current credit ratings, the commitment fee on undrawn commitments is 0.15%. The interest rate and the commitment fees may be reduced by five basis points on the interest rate and by one basis point on the commitment fee based on the achievement of certain methane emissions management standards.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The Cheniere A&R Revolving Credit Facility contains customary representations and warranties, events of default and affirmative and negative covenants, including restrictions on our ability to incur liens and to undergo certain fundamental changes. As of the date of this Quarterly Report on Form 10-Q, no amounts were drawn under the Cheniere A&R Revolving Credit Facility.

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
As of June 30, 2025, we were, and each of our subsidiaries was, in compliance with all covenants related to our respective debt agreements.

Interest Expense

Total interest expense, net of capitalized interest, consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total interest cost	$298	$309	$593	$620
Capitalized interest	(61)	(52)	(127)	(97)
Total interest expense, net of capitalized interest	$237	$257	$466	$523

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our senior notes (in millions):

	June 30, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Senior notes	$22,797	$22,355	$23,097	$22,220

(1)As of June 30, 2025 and December 31, 2024, $3.1 billion and $3.0 billion, respectively, of the fair value of our senior notes were classified as Level 3 since these senior notes were valued by applying an unobservable illiquidity adjustment to the price derived from trades or indicative bids of instruments with similar terms, maturities and credit standing. The remainder of the fair value of our senior notes was classified as Level 2, based on prices derived from trades or indicative bids of the instruments.

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Future annual minimum lease payments for operating and finance leases as of June 30, 2025 are as follows (in millions):

Years Ending December 31,	Operating Leases	Finance Leases
2025	$372	$72
2026	638	141
2027	544	143
2028	375	146
2029	287	146
Thereafter	1,168	646
Total lease payments (1)	3,384	1,294
Less: Interest	(606)	(322)
Present value of lease liabilities	$2,778	$972

(1)Does not include approximately $2.1 billion of legally binding minimum payments for leases executed as of June 30, 2025 that will commence in future periods, consisting primarily of vessel charters, with fixed minimum lease terms of up to 15 years.

The following table shows the weighted-average remaining lease term and the weighted-average discount rate for our operating leases and finance leases:

	June 30, 2025		December 31, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	7.3	9.0	7.0	8.8
Weighted-average discount rate (1)	5.1%	6.6%	5.0%	7.4%

(1)The weighted average discount rate is impacted by certain finance leases that commenced prior to the adoption of the current leasing standard under GAAP. In accordance with previous accounting guidance, the implied rate is based on the fair value of the underlying assets.

The following table includes other quantitative information for our operating and finance leases (in millions):

	Six Months Ended June 30,
	2025	2024
Right-of-use assets obtained in exchange for operating lease liabilities (1)	$402	$568
Right-of-use assets obtained in exchange for finance lease liabilities (2)	472	74

(1)Net of $33 million reclassified from operating leases to finance leases during the six months ended June 30, 2024, as a result of modifications of the underlying tug vessel leases.
(2)Net of $15 million reclassified from finance leases to operating leases during the six months ended June 30, 2024, as a result of modifications of the underlying tug vessel leases.

LNG Vessel Subleases

We sublease certain LNG vessels under charter to third parties while retaining our existing obligation to the original lessor. All of our sublease arrangements have been assessed as operating leases. The following table shows the sublease income recognized in other revenues on our Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fixed income	$18	$67	$41	$165
Variable income	10	12	22	18
Total sublease income	$28	$79	$63	$183

As of June 30, 2025, the aggregate future annual minimum sublease payment to be received from LNG vessel subleases was $10 million and is expected to be received during the current fiscal year.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 10—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues from contracts with customers
LNG revenues (excluding net derivative gain below)	$4,414	$3,037	$9,602	$7,045
Regasification revenues	34	34	68	68
Other revenues (1)	59	76	126	151
Total revenues from contracts with customers	4,507	3,147	9,796	7,264
Net derivative gain (see Note 5)	101	5	218	34
Sublease income (see Note 9)	28	79	63	183
Other revenues	5	20	8	23
Total revenues	$4,641	$3,251	$10,085	$7,504

(1)Includes revenues from LNG vessel subcharters that do not qualify as leases for accounting purposes.

For the three and six months ended June 30, 2025 and 2024, we did not have any material revenue arrangements that were presented within our Consolidated Statements of Operations on a net basis.

Contract Assets and Liabilities

The following table shows our contract assets, net of current expected credit losses, which are included in other current assets, net and other non-current assets, net on our Consolidated Balance Sheets (in millions):

	June 30,	December 31,
	2025	2024
Contract assets, net of current expected credit losses	$372	$331

The following table reflects the changes in our contract liabilities, which are included in deferred revenue and other non-current liabilities on our Consolidated Balance Sheets (in millions):

Six Months Ended June 30, 2025
Deferred revenue, beginning of period	$318
Cash received but not yet recognized in revenue	118
Revenue recognized from prior period deferral	(158)
Deferred revenue, end of period	$278

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	June 30, 2025		December 31, 2024
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$105.8	8	$104.7	8
Regasification revenues	0.5	2	0.5	3
Total revenues	$106.3		$105.2

(1)The weighted average recognition timing represents an estimate of the number of years during which we shall have recognized half of the unsatisfied transaction price.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following potential future sources of revenue are omitted from the table above under exemptions we have elected: (1) all performance obligations that are part of a contract that has an original expected duration of one year or less and (2) substantially all variable consideration under our SPAs and TUAs that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price, and allocable to wholly unsatisfied future performance obligations or otherwise constrained, will vary based on (1) the future prices of the underlying variable index, primarily Henry Hub, throughout the contract terms, to the extent customers elect to take delivery of their LNG, (2) adjustments to the consumer price index and (3) the outcome of certain contingent events, including the achievement of milestones upon which delivery of LNG under certain contracts is conditioned.

The following table summarizes the percentage of variable consideration earned under contracts with customers included in the table above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
LNG revenues	66%	50%	69%	56%
Regasification revenues	8%	8%	8%	8%

NOTE 11—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions, all in the ordinary course of business, as reported on our Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Other revenues
Operating agreement and construction management agreement with equity method investee (1)	$—	$2	$1	$4

Operating and maintenance expense
Natural gas transportation and storage agreements with equity method investees (1)	8	3	16	5
Natural gas transportation and storage agreements with other related party (2)	13	16	28	29

(1)On February 13, 2025, we sold all of our equity interests in one of our equity method investments to a third party. Additionally, we assigned certain operating and construction management agreements to the purchaser of such interests. Included in the table above are $1 million of other revenues and $1 million of operating and maintenance expense from the investee during the six months ended June 30, 2025 and $2 million and $4 million of other revenues and $3 million and $5 million of operating and maintenance expense from the investee during the three and six months ended June 30, 2024, respectively.
(2)These arrangements were with a party that was related to the entity that indirectly owns a portion of CQP’s limited partner interests. Due to the sale of such interests by that entity effective May 13, 2025, this party is no longer considered a related party as of that date.

Below is a summary of our related party balances, all in the ordinary course of business, as reported on our Consolidated Balance Sheets (in millions):

	June 30,	December 31,
	2025	2024
Trade and other receivables, net of current expected credit losses	$—	$4
Accrued liabilities	3	8

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 12—INCOME TAXES

We recorded an income tax provision of $426 million and $547 million during the three and six months ended June 30, 2025, respectively, and an income tax provision of $210 million and $319 million for the same periods of 2024, respectively, which was calculated using the annual effective tax rate method.

Our effective tax rate was 18.3% and 17.6% during the three and six months ended June 30, 2025, respectively, as compared to 15.3% and 13.8% for the same periods of 2024, respectively. Our effective tax rate increased between the comparable periods primarily due to: (1) decreased ratio of pre-tax income attributable to CQP, which is partially not taxable to us, (2) increased tax expense due to a valuation allowance on a capital loss carryover generated on the sale of all of our equity interests in an equity method investment during the three months ended March 31, 2025 and (3) a reduced Foreign Derived Intangible Income (“FDII”) deduction. The effective tax rate for the comparable three and six month periods was lower than the statutory rate of 21.0% primarily due to CQP’s income that is partially not taxable to us.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law with significant changes to the Internal Revenue Code that are expected to impact us, including, among other provisions, 100% bonus depreciation on qualifying assets acquired after January 19, 2025 and changes to the FDII deduction rules, renamed to the Foreign Derived Deduction Eligible Income (“FDDEI”) under the OBBBA. The 100% bonus depreciation under the OBBBA is expected to reduce our income tax payable retroactively from the effective date, which will be adjusted in our Consolidated Financial Statements in the third quarter of 2025, the period of enactment. Under law in effect prior to the OBBBA, the effective rate on FDII was scheduled to increase as a result of a decrease in the FDII deduction to 21.875% for tax years beginning after December 31, 2025. Effective for tax years beginning after December 31, 2025, the OBBBA sets the FDDEI deduction at 33.34%, and also eliminates for purposes of FDDEI, the qualified business asset investment provisions and the requirement to apportion certain expenses to foreign derived income. We are continuing to evaluate the provisions of the OBBBA and the potential effects on our financial position, results of operations and cash flows.
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

The following table provides a reconciliation of net income attributable to common stockholders and basic and diluted weighted average common shares outstanding (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income attributable to Cheniere	$1,626	$880	$1,979	$1,382
Less: accretion of redeemable non-controlling interest, net of tax	3	—	5	—
Net income attributable to common stockholders	$1,623	$880	$1,974	$1,382

Weighted average common shares outstanding:
Basic	221.8	228.4	222.6	231.3
Dilutive unvested stock	0.5	0.5	0.6	0.6
Diluted	222.3	228.9	223.2	231.9

Net income per share attributable to common stockholders—basic (1)	$7.32	$3.85	$8.87	$5.97
Net income per share attributable to common stockholders—diluted (1)	$7.30	$3.84	$8.85	$5.96

(1)Earnings per share in the table may not recalculate exactly due to rounding because it is calculated based on whole numbers, not the rounded numbers presented.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

On June 17, 2025, we declared a quarterly dividend of $0.500 per share of common stock that is payable on August 18, 2025 to stockholders of record as of the close of business on August 8, 2025.

NOTE 14—SHARE REPURCHASE PROGRAMS

The following table presents information with respect to common stock repurchased under our share repurchase program (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total shares repurchased	1.41	3.14	3.01	10.66
Weighted average price paid per share	$217.38	$158.00	$218.22	$158.31
Total cost of repurchases (1)	$306	$496	$656	$1,688

(1)Amount excludes associated commission fees and excise taxes incurred, which are excluded costs under the repurchase program.

As of June 30, 2025, we had approximately $3.2 billion remaining under our share repurchase program. Our share repurchase program authorization is effective through December 31, 2027.

NOTE 15—SEGMENT INFORMATION AND CUSTOMER CONCENTRATION

We have determined that we operate as a single operating and reportable segment. The measure of profit and loss regularly provided to the chief operating decision maker (“CODM”) that is most consistent with GAAP is net income attributable to Cheniere, as presented in our Consolidated Statements of Operations. This measure contributes to the CODM’s assessment of performance and resource allocation, which includes monitoring of budget versus actual results, establishing compensation and deciding on capital allocation priorities. Significant expenses regularly provided to the CODM, and included in the measure of profit and loss, are cost of sales, operating and maintenance expense and selling, general and administrative expense, as reported in our Consolidated Statements of Operations. Included in the measure of profit and loss are significant noncash items of changes in the fair value of our derivative instruments, which were $1.5 billion and $917 million in gains for the three and six months ended June 30, 2025, respectively, and $606 million and $321 million in gains for the same periods of 2024, respectively. Interest income, which is included in interest and dividend income on our Consolidated Statements of Operations, was $29 million and $65 million for the three and six months ended June 30, 2025, respectively, and $47 million and $108 million for the same periods of 2024, respectively.

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

The concentration of our customer credit risk in excess of 10% of total revenues and/or trade and other receivables, net of current expected credit losses and contract assets, net of current expected credit losses was as follows:

	Percentage of Total Revenues from External Customers				Percentage of Trade and Other Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2025	2024	2025	2024	2025	2024
Customer A	*	*	*	*	21%	20%
Customer B	*	11%	*	11%	*	*

* Less than 10%

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 16—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of substantive cash flow information (in millions):

	Six Months Ended June 30,
	2025	2024
Cash paid during the period for interest on debt, net of amounts capitalized	$444	$499
Cash paid for income taxes, net	411	21
Non-cash investing activities:
Unpaid purchases of property, plant and equipment, net (1)(2)	176	229
Non-cash financing activities (1):
Unpaid excise tax on stock repurchased	5	15
Unpaid dividends on common stock	111	99

(1)Reflects unpaid portion, as of the end of each period, of assets and liabilities recognized during the respective periods.
(2)Net of proceeds not yet collected on commissioning sales of LNG of $3 million and zero, respectively.
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
All of these types of statements, other than statements of historical or present facts or conditions, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “achieve,” “anticipate,” “believe,” “contemplate,” “continue,” “estimate,” “expect,” “intend,” “plan,” “potential,” “predict,” “project,” “pursue,” “target,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this quarterly report and in the other reports and other information that we file with the SEC, including those discussed under “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2024 and our quarterly report on Form 10-Q for the quarterly period ended March 31, 2025. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to update or revise any forward-looking statement or provide reasons why actual results may differ, whether as a result of new information, future events or otherwise.

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

We are the largest producer of LNG in the United States and we were the second largest LNG operator globally, based on our total production capacity of our liquefaction facilities as of June 30, 2025. Our total production capacity is expected to be over 60 mtpa of LNG, including approximately 14 mtpa under construction as of June 30, 2025, inclusive of estimated debottlenecking opportunities.

We own and operate a natural gas liquefaction and export facility located in Cameron Parish, Louisiana at Sabine Pass (the “Sabine Pass LNG Terminal”), one of the largest LNG production facilities in the world, through our ownership interest in and management agreements with CQP, which is a publicly traded limited partnership that we formed in 2007. As of June 30, 2025, we owned 100% of the general partner interest, a 48.6% limited partner interest and 100% of the incentive distribution rights of CQP. The Sabine Pass LNG Terminal has natural gas liquefaction facilities with total production capacity of over 30 mtpa of LNG (the “SPL Project”) as of June 30, 2025. The Sabine Pass LNG Terminal also has five LNG storage tanks with aggregate capacity of approximately 17 Bcfe and vaporizers with regasification capacity of approximately 4 Bcf/d, as well as three marine berths, two of which can accommodate vessels with nominal capacity of up to 266,000 cubic meters and the third berth which can accommodate vessels with nominal capacity of up to 200,000 cubic meters. We also own and operate through CQP a 94-mile natural gas supply pipeline that interconnects the Sabine Pass LNG Terminal with several large interstate and intrastate pipelines (the “Creole Trail Pipeline”).
Additionally, we own and operate a natural gas liquefaction and export facility located near Corpus Christi, Texas (the “Corpus Christi LNG Terminal”) through CCL, which has natural gas liquefaction facilities with total expected production capacity of over 30 mtpa of LNG, including approximately 14 mtpa under construction as of June 30, 2025, inclusive of estimated debottlenecking opportunities. The Corpus Christi LNG Terminal also has three LNG storage tanks with aggregate capacity of approximately 10 Bcfe and two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters. We also own and operate through CCP an approximately 21-mile natural gas supply pipeline that interconnects the Corpus Christi LNG Terminal with several large interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline”).

As noted above, we are constructing an expansion of the Corpus Christi LNG Terminal that is expected to add over 10 mtpa of operational liquefaction capacity across seven midscale Trains once fully completed (the “Corpus Christi Stage 3 Project”), inclusive of the first midscale Train that reached substantial completion in March 2025. Subsequently, in August 2025, the second midscale Train of the Corpus Christi Stage 3 Project reached substantial completion. In addition to the Corpus Christi Stage 3 Project, on June 17, 2025, our board of directors (the “Board”) made a positive FID with respect to two additional midscale Trains with an expected total production capacity of approximately 5 mtpa of LNG, inclusive of estimated debottlenecking opportunities (the “Midscale Trains 8 & 9 Project” and together with the existing assets at the Corpus Christi LNG Terminal, the Corpus Christi Stage 3 Project and the Corpus Christi Pipeline, the “CCL Project”) and issued a full notice to proceed with construction to Bechtel Energy Inc. (“Bechtel”) effective June 18, 2025. Non-FTA export authorization on the Midscale Trains 8 & 9 Project is pending with the DOE.

Our long-term counterparty arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows, and include SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and IPM agreements, in which a gas producer sells natural gas to us on a global LNG or natural gas index price, less a fixed liquefaction fee, shipping and other costs. The SPAs also have a variable fee component, which is primarily indexed to Henry Hub and generally structured to cover the cost of natural gas purchases, transportation and liquefaction fuel consumed to produce LNG. Since we procure most of our feedstock for LNG production from the U.S., the structure of these contracts helps limit our exposure to fluctuations in U.S. natural gas prices. Through our SPAs and IPM agreements currently in effect, with approximately 15 years of weighted average remaining life as of June 30, 2025, we have contracted approximately 90% of the total anticipated production from the SPL Project and the CCL Project (collectively, the “Liquefaction Projects”) through the mid-2030s, excluding volumes from contracts with terms less than 10 years and volumes that are contractually subject to additional liquefaction capacity beyond what is currently in construction or operation. LNG produced by the Liquefaction Projects that is not contracted under long-term contracts is available for Cheniere Marketing, our integrated marketing function, to sell in the global market under spot sales or other short-term agreements.

Disciplined Accretive Growth

We remain focused on safety, operational excellence and customer satisfaction. Increasing demand for LNG has allowed us to expand our liquefaction infrastructure in a financially disciplined manner. Our capital allocation plan is designed, in part, to invest in financially disciplined growth accretive to our common stock. Capital investment parameters are the foundation of our disciplined, accretive growth, and include consideration to:

•Achieve value accretive returns through long-term commercial contracts: We aim to contract approximately 90% of our current and planned liquefaction capacity under long-term SPAs and IPM agreements with creditworthy counterparties under the pricing structures described above, with financial parameters that consider, among other things, targeted unlevered returns that exceed our cost of equity and return on stock at prevailing stock prices and project leverage.
Our success in securing long-term commercial contracts at desired returns is influenced by global LNG and natural gas market conditions and other uncertainties described in the risk factors of our annual report on Form 10-K for the fiscal year ended December 31, 2024 and our quarterly report on Form 10-Q for the quarterly period ended March 31, 2025.

•Achieve credit accretive returns: We aim to conservatively fund our projects through financing structures that sustain our long-term, run-rate leverage and credit metrics.
Our ability to secure the required financing is influenced by market interest rates and other factors described in the risk factors of our annual report on Form 10-K for the fiscal year ended December 31, 2024 and our quarterly report on Form 10-Q for the quarterly period ended March 31, 2025.

We have increased available liquefaction capacity at our Liquefaction Projects as a result of debottlenecking and other optimization projects. We believe these factors provide a foundation for additional growth in our portfolio of customer contracts in the future. We hold significant land positions at both the Sabine Pass LNG Terminal and the Corpus Christi LNG Terminal, which provide opportunity for further liquefaction capacity expansion. We are developing an expansion adjacent to the SPL Project with an expected total peak production capacity of up to approximately 20 mtpa of LNG, inclusive of estimated debottlenecking opportunities, and supporting infrastructure (the “SPL Expansion Project”), and we are commercializing to support the additional liquefaction capacity associated with this project. This project and any future expansions at our sites require, among other things, regulatory approvals and acceptable commercial and financing arrangements before we make a positive FID. Risks associated with cost overruns and delays in the completion of our expansion projects are described in the risk factors of our annual report on Form 10-K for the fiscal year ended December 31, 2024 and our quarterly report on Form 10-Q for the quarterly period ended March 31, 2025.

The following table summarizes pre-FID development efforts and certain key milestones associated with the SPL Expansion Project:

SPL Expansion Project
	Expected total production capacity of LNG (1)	Up to ~ 20 mtpa

Milestone
Regulatory (2)	FERC authorizations:
	Positive environmental assessment	Pending
	Order under Section 3 of NGA	Pending
Certification to commence construction (3)
DOE export authorization:
	FTA countries	✓
	Non-FTA countries	Pending

Financing	Financing (4)

Commercialization and Other Contracting	Definitive commercial agreements (5)	In process
Definitive full-scope EPC contract

Critical Milestone	Target FID (6)	2026/2027

✓ indicates receipt of authorization, subject to ongoing conditionality

(1)Anticipated based on capacity, scale, location and infrastructure. Subject to regulatory review and approval and may change based on design considerations, engagement with contractors and other factors. Subject to adjustment for planned maintenance, production reliability, potential overdesign and debottlenecking opportunities.
(2)Our activities, including our expansion activities, are highly regulated, and require regulatory approvals at various stages, including approvals of the FERC and DOE under Sections 3 and 7 of the NGA, as well as several other material governmental and regulatory approvals and permits. The progression of our expansion projects is dependent on receiving all regulatory approvals required within the respective stages. See our annual report on Form 10-K for the fiscal year ended December 31, 2024 and our quarterly report on Form 10-Q for the quarterly period ended March 31, 2025 for further discussion of the regulations under federal, state and local statutes, rules, regulations and laws to which we are subject and associated risks factors relating to regulations.

(3)Based on letter from the FERC granting our request to commence with site preparation. The FERC orders require us to comply with certain ongoing conditions and obtain certain additional FERC and other regulatory agency approvals as construction progresses.
(4)We anticipate drawing on current committed facilities and/or incurring additional debt to finance the construction of the SPL Expansion Project, if we reach a positive FID.
(5)Liquefaction capacity partially contracted by Cheniere Marketing and SPL Stage V through SPA or IPM agreements conditioned on additional liquefaction capacity beyond what is currently in construction or operation.
(6)Expected to be subject to phased FID. Any positive FID is subject to achievement of or consideration to relevant milestones and capital investment parameters described herein.

We have excluded from the table above a potential further expansion of the CCL Project with an expected total peak production capacity of up to 24 mtpa of LNG, inclusive of estimated debottlenecking opportunities, and supporting infrastructure (the “CCL Stage 4 Expansion Project”), for which we commenced the pre-filing process with the FERC in July 2025, as none of the milestones within the table have yet been achieved.

Overview of Significant Events

Our significant events since January 1, 2025 and through the filing date of this Form 10-Q include the following:

Strategic

•In July 2025, we submitted a request to initiate the pre-filing review process with the FERC under the National Environmental Policy Act for the CCL Stage 4 Expansion Project, a potential further expansion of the Corpus Christi LNG Terminal with an expected total peak production capacity of up to 24 mtpa of LNG, inclusive of estimated debottlenecking opportunities.
•In June 2025, our Board made a positive FID with respect to the investment in the development, construction and operation of the CCL Midscale Trains 8 & 9 Project and issued a full notice to proceed with construction to Bechtel under a fixed price separated turnkey EPC contract.
•In June 2025, certain subsidiaries of CQP updated the SPL Expansion Project’s FERC application, originally filed in February 2024, to reflect a two-phased project, inclusive of three liquefaction trains and supporting infrastructure, maintaining an expected total peak production capacity of up to approximately 20 mtpa of LNG, inclusive of estimated debottlenecking opportunities.
•In May 2025, Cheniere Marketing entered into an IPM agreement with Canadian Natural Resources Limited to purchase 140,000 MMBtu per day of natural gas at a price based on the Japan Korea Marker, less fixed LNG shipping costs and a fixed liquefaction fee, for a term of approximately 15 years commencing in approximately 2030. This agreement is subject to us making a positive FID with respect to the SPL Expansion Project or unilaterally waiving such condition.
•In March 2025, we received authorization from the FERC under the NGA to site, construct and operate the CCL Midscale Trains 8 & 9 Project.

Operational

•As of August 1, 2025, approximately 4,220 cumulative LNG cargoes totaling approximately 290 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Projects.
•In March and August 2025, substantial completions of Trains 1 and 2, respectively, of the Corpus Christi Stage 3 Project were achieved.

Financial

•In August 2025, we amended and restated our $1.25 billion Cheniere Revolving Credit Facility to, among other things, (1) extend the maturity date thereunder, (2) reduce the interest rate and commitment fees payable thereunder and (3) make certain other changes to the terms and conditions of the existing Cheniere Revolving Credit Facility. See Note 8—Debt of our Notes to Consolidated Financial Statements for additional details.
•In July 2025, CQP issued and sold $1.0 billion aggregate principal amount of 5.550% Senior Notes due 2035 (the “2035 CQP Senior Notes”), and the net proceeds, together with cash on hand, were used to redeem $1.0 billion of the aggregate principal amount of its 5.875% Senior Secured Notes due 2026 (the “2026 SPL Senior Notes”).
•In June 2025, we announced updates to our company outlook, which included a plan to increase our annualized dividend by over 10% to $2.22 per common share commencing with the third quarter of 2025, subject to declaration by our Board.
•In February 2025, Fitch Ratings upgraded the issuer credit rating of both Cheniere and CQP to BBB from BBB- with a stable outlook. In June 2025, S&P Global Ratings concurrently assigned a BBB rating to the 2035 CQP Senior Notes and upgraded the remaining unsecured CQP notes to BBB from BBB-.
•During the three and six months ended June 30, 2025, we accomplished the following pursuant to our capital allocation priorities:
◦We repurchased approximately 1.4 million and 3.0 million shares of our common stock, respectively, as part of our share repurchase program for approximately $306 million and $656 million, respectively.
◦In March 2025, SPL repaid the remaining $300 million aggregate principal amount outstanding of its 5.625% Senior Secured Notes due 2025 (the “2025 SPL Senior Notes”) at maturity.
◦We paid dividends of $0.500 and $1.000 per share of common stock, respectively.
◦We continued to invest in accretive organic growth, including our investments in the Corpus Christi Stage 3 Project and the CCL Midscale Trains 8 & 9 Project, as further described under Investing Cash Flows in Sources and Uses of Cash within Liquidity and Capital Resources.

Results of Operations

Consolidated results of operations

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except per share data)	2025	2024	Variance	2025	2024	Variance
Revenues
LNG revenues	$4,515	$3,042	$1,473	$9,820	$7,079	$2,741
Regasification revenues	34	34	—	68	68	—
Other revenues	92	175	(83)	197	357	(160)
Total revenues	4,641	3,251	1,390	10,085	7,504	2,581

Operating costs and expenses
Cost of sales (excluding operating and maintenance expense and depreciation, amortization and accretion expense shown separately below)	1,117	784	333	4,688	3,020	1,668
Operating and maintenance expense	559	463	96	1,032	914	118
Selling, general and administrative expense	99	99	—	215	200	15
Depreciation, amortization and accretion expense	329	304	25	641	606	35
Other operating costs and expenses	7	13	(6)	18	22	(4)
Total operating costs and expenses	2,111	1,663	448	6,594	4,762	1,832

Income from operations	2,530	1,588	942	3,491	2,742	749

Other income (expense)
Interest expense, net of capitalized interest	(237)	(257)	20	(466)	(523)	57
Loss on modification or extinguishment of debt	—	(9)	9	—	(9)	9
Interest and dividend income	31	47	(16)	68	108	(40)
Other income (expense), net	(1)	3	(4)	19	2	17
Total other expense	(207)	(216)	9	(379)	(422)	43

Income before income taxes and non-controlling interests	2,323	1,372	951	3,112	2,320	792
Less: income tax provision	426	210	216	547	319	228
Net income	1,897	1,162	735	2,565	2,001	564
Less: net income attributable to non-controlling interests	271	282	(11)	586	619	(33)
Net income attributable to Cheniere	$1,626	$880	$746	$1,979	$1,382	$597

Net income per share attributable to common stockholders—basic	$7.32	$3.85	$3.47	$8.87	$5.97	$2.90
Net income per share attributable to common stockholders—diluted	$7.30	$3.84	$3.46	$8.85	$5.96	$2.89

Volumes loaded and recognized from the Liquefaction Projects

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(in TBtu)	Operational	Commissioning	Total	Operational	Commissioning	Total
Volumes loaded during the current period	550	—	550	1,152	6	1,158
Volumes loaded during the prior period but recognized during the current period	32	1	33	39	—	39
Less: volumes loaded during the current period and in transit at the end of the period	(32)	—	(32)	(32)	—	(32)
Total volumes recognized in the current period	550	1	551	1,159	6	1,165

Components of LNG revenues and corresponding LNG volumes delivered

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Variance	2025	2024	Variance
LNG revenues (in millions):
LNG from the Liquefaction Projects sold under third party long-term agreements (1)	$3,575	$2,755	$820	$7,343	$5,798	$1,545
LNG from the Liquefaction Projects sold by our integrated marketing function under short-term agreements (2)	687	229	458	1,963	1,022	941
LNG procured from third parties (2)	86	—	86	150	119	31
Net derivative gain	101	5	96	218	35	183
Other revenues	66	53	13	146	105	41
Total LNG revenues	$4,515	$3,042	$1,473	$9,820	$7,079	$2,741

Volumes delivered as LNG revenues (in TBtu):
LNG from the Liquefaction Projects sold under third party long-term agreements (1)	496	524	(28)	1,012	1,062	(50)
LNG from the Liquefaction Projects sold by our integrated marketing function under short-term agreements (2)	54	28	26	147	98	49
LNG procured from third parties (2)	8	—	8	15	11	4
Total volumes delivered as LNG revenues	558	552	6	1,174	1,171	3

(1)Long-term agreements include agreements with an initial tenor of 12 months or more.
(2)Includes volumes sold under short-term agreements and volumes sold from natural gas procured under IPM agreements.

Net income attributable to Cheniere

Net income attributable to Cheniere increased $746 million and $597 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods of 2024, primarily due to $873 million and $596 million of favorable changes in fair value of agreements accounted for as derivative instruments (before tax and the impact of non-controlling interests). The incremental favorable change in fair value of agreements accounted for as derivative instruments between the comparable three and six month periods was primarily attributable to widening market-based locational price differentials for U.S. natural gas deliveries and the relative estimated convergence of applicable global and U.S. domestic natural gas prices, each of which impacted our natural gas and power supply derivatives. Additionally, moderate decreases in prompt global natural gas price indices in the current year, relative to increasing indexed pricing in the prior year, favorably impacted our derivatives related to the sale and purchase of physical LNG. Also contributing to the favorable variances were $294 million and $508 million between the comparable three and six month periods, respectively, of increases in LNG revenues, net of cost of sales and excluding derivatives, primarily as a result of higher pricing per MMBtu, as described below under the caption Revenues.

Partially offsetting these increases were increased tax provisions of $216 million and $228 million for the three and six month periods, respectively, as further explained in Income tax provision below, increased operating and maintenance expenses of $96 million and $118 million for the three and six month periods, respectively, due to the completion of planned large-scale maintenance activities on two trains at the SPL Project during the quarter, and $51 million and $120 million decreases in sublease income from our LNG vessels due to fewer days the LNG vessels were subleased and at lower rates in the current year as compared to the same period of 2024.

The following is an additional discussion of the significant drivers of the variance in net income attributable to Cheniere by line item:

Revenues

The $1.4 billion and $2.6 billion increases in revenues between the three and six months ended June 30, 2025, respectively, as compared to the same periods of 2024, were primarily attributable to:
•$1.2 billion and $2.2 billion increases in revenues between the three and six month periods, respectively, due to higher pricing per MMBtu from both increased Henry Hub pricing, to which the majority of our long-term LNG sales contracts are indexed, and from international gas pricing; and
•$126 million and $301 million increases in revenues between the three and six month periods, respectively, due to higher volumes of LNG delivered between the periods.

Operating costs and expenses

The $448 million and $1.8 billion unfavorable variances between the three and six months ended June 30, 2025, respectively, as compared to the same periods of 2024, were primarily attributable to:
•$1.1 billion and $2.0 billion increases in cost of sales excluding the effect of derivative changes between the comparable three and six month periods, respectively, substantially all related to the increases in cost of natural gas feedstock, largely due to the increase in U.S. natural gas prices as further described under the caption Revenues; and
•$96 million and $118 million increases in operating and maintenance expenses between the comparable three and six month periods, respectively, primarily due to the completion of planned large-scale maintenance activities on two trains at the SPL Project during the second quarter and additional expenses as a result of substantial completion of Train 1 of the Corpus Christi Stage 3 Project in March 2025, partially offset by non-recurrence of increased consumables and chemicals cost in the comparable prior periods.
These unfavorable variances were partially offset by $766 million and $327 million of favorable changes in fair value of agreements accounted for as derivative instruments included in cost of sales between the comparable three and six month periods, respectively, with the primary drivers of the variance described above under the caption Net income attributable to Cheniere.

Other income (expense)

The $9 million and $43 million favorable variances between the three and six months ended June 30, 2025, respectively, as compared to the same periods of 2024, were primarily attributable to:
•$20 million and $57 million decreases in interest expense, net of capitalized interest, between the comparable three and six month periods, respectively, due to $9 million and $30 million increases, respectively, in interest costs qualifying for capitalization, given the higher carrying value of assets under construction, and additionally due to lower gross interest costs due to debt reduction activities associated with our long-term capital allocation plan; and
•$17 million increase in other income, net, between the comparable six month periods primarily from a $26 million gain recognized on the sale of our equity interests in an equity method investment during the three months ended March 31, 2025.
These favorable variances were partially offset by $16 million and $40 million decreases in interest and dividend income between the comparable three and six month periods, respectively, as a result of decreased interest rates and lower average cash and cash equivalents balances between the periods.

Income tax provision

The $216 million and $228 million unfavorable variances between the three and six months ended June 30, 2025, respectively, as compared to the same periods of 2024, were primarily attributable to increases in our effective tax rate, as described below, as well as a higher tax expense due to $951 million and $792 million increases in pre-tax income, respectively.
Our effective tax rate was 18.3% and 17.6% for the three and six months ended June 30, 2025, respectively, as compared to 15.3% and 13.8% for the same periods of 2024, respectively. Our effective tax rate increased between the comparable periods primarily due to a decreased proportion of our pre-tax income attributable to CQP, which is partially not taxable to us, and a reduced Foreign Derived Intangible Income (“FDII”) deduction. The decrease in the proportion of our pre-tax income attributable to CQP was primarily attributable to favorable changes in fair value of agreements accounted for as derivative instruments as described above under the caption Net income attributable to Cheniere, which were less impactful to CQP’s income as compared to ours. Additionally contributing to the unfavorable variance between the comparable six month periods was an increased tax expense due to a valuation allowance on a capital loss carryover generated on the sale of all of our equity interests in an equity method investment during the three months ended March 31, 2025, as discussed above under the caption Other income (expense). The effective tax rate for the comparable three and six month periods was lower than the statutory rate of 21.0% primarily due to CQP’s income that is partially not taxable to us.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law with significant changes to the Internal Revenue Code that are expected to impact us, including, among other provisions, 100% bonus depreciation on qualifying assets acquired after January 19, 2025 and changes to the FDII deduction rules, renamed to the Foreign Derived Deduction Eligible Income (“FDDEI”) under the OBBBA. The 100% bonus depreciation under the OBBBA is expected to reduce our income tax payable retroactively from the effective date, which will be adjusted in our Consolidated Financial Statements in the third quarter of 2025, the period of enactment. Under law in effect prior to the OBBBA, the effective rate on FDII was scheduled to increase as a result of a decrease in the FDII deduction to 21.875% for tax years beginning after December 31, 2025. Effective for tax years beginning after December 31, 2025, the OBBBA sets the FDDEI deduction at 33.34%, and also eliminates for purposes of FDDEI, the qualified business asset investment provisions and the requirement to apportion certain expenses to foreign derived income. The FDDEI provisions are expected to have a favorable impact on our effective tax rate once effective beginning in 2026. Refer to Liquidity and Capital Resources for the discussion of the effects of the OBBBA on our operating cash flows.
Net income attributable to non-controlling interests

The $11 million and $33 million decreases between the three and six months ended June 30, 2025, respectively, as compared to the same periods of 2024, were primarily attributable to $17 million and $58 million decreases in CQP’s consolidated net income.

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

Commissioning volumes

Prior to substantial completion of a Train, amounts received from the sale of commissioning volumes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train and are necessary activities to bring the asset to the condition for its intended use. During the three and six months ended June 30, 2025, we realized offsets to LNG terminal costs of $7 million and $55 million, respectively, corresponding to 1 TBtu and 6 TBtu, respectively, of LNG that were related to the sale of commissioning volumes. We did not record any offsets to LNG terminal costs during the three and six months ended June 30, 2024.

Business Seasonality

Our quarterly results are affected by production levels, timing of our maintenance activities and the resulting availability of volumes. Therefore, operating profit may not be generated evenly throughout the year. Weather variations, including temperature, have an impact on LNG output at our Liquefaction Projects. Our Liquefaction Projects are capable of relatively higher production volumes during the cooler months as compared to the summer months. We typically perform our scheduled major maintenance activities at our sites during shoulder months in the second and third quarters in order to mitigate the impact to our annual operating results.

Additional liquefaction capacities

The Corpus Christi Stage 3 Project and CCL Midscale Trains 8 & 9 Project are currently under construction and are expected to add over 15 mtpa of operational liquefaction capacity, inclusive of estimated debottlenecking opportunities, once all Trains reach substantial completion, of which approximately 14 mtpa is still under construction or commissioning as of June 30, 2025. Substantial completion was achieved for the first Train of the Corpus Christi Stage 3 Project in March 2025. Additionally, first LNG was produced from the second Train of the Corpus Christi Stage 3 Project in June 2025, and substantial completion was achieved in August 2025. The operation and maintenance of these Trains and increased LNG volumes produced are expected to result in higher revenues and operating costs and expenses. However, prior to the commencement of long-term SPAs associated with these volumes, the additional volumes will be sold by our integrated marketing function at prevailing market prices. Additionally, potential expansion projects that increase the amount of LNG volumes produced, including those discussed above in Disciplined Accretive Growth, would also be expected to result in higher revenues and operating costs and expenses.

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

The table below provides a summary of our available liquidity (in millions). Future material sources of liquidity are discussed below.

June 30, 2025
Cash and cash equivalents (1)	$1,648
Restricted cash and cash equivalents (1)	369
Available commitments under our credit facilities (2):
SPL Revolving Credit Facility	785
CQP Revolving Credit Facility	1,000
CCH Credit Facility	3,260
CCH Working Capital Facility	1,390
Cheniere Revolving Credit Facility (3)	1,250
Total available commitments under our credit facilities	7,685

Total available liquidity	$9,702

(1)Amounts presented include balances held by our consolidated variable interest entities (“VIEs”), as discussed in Note 6—Non-controlling Interests and Variable Interest Entities of our Notes to Consolidated Financial Statements. As of June 30, 2025, assets of our VIEs, which are included in our Consolidated Balance Sheets, included $108 million of cash and cash equivalents and $40 million of restricted cash and cash equivalents.
(2)Available commitments represent total commitments less loans outstanding and letters of credit issued under each of our credit facilities as of June 30, 2025. See Note 8—Debt of our Notes to Consolidated Financial Statements for additional information on our credit facilities and other debt instruments.
(3)In August 2025, we entered into an amendment and restatement of the Cheniere Revolving Credit Facility. See Note 8—Debt of our Notes to Consolidated Financial Statements for additional details.

Our liquidity position subsequent to June 30, 2025 will be driven by future sources of liquidity and future cash requirements. For a discussion of our future sources and uses of liquidity, see the liquidity and capital resources disclosures in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 31, 2024.

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

Corpus Christi LNG Terminal Expansion

In March 2025, substantial completion of the first of seven midscale Trains of the Corpus Christi Stage 3 Project was achieved. Additionally, first LNG was produced from the second Train of the Corpus Christi Stage 3 Project in June 2025, and substantial completion was achieved in August 2025. In June 2025, our Board made a positive FID with respect to the CCL Midscale Trains 8 & 9 Project and issued a full notice to proceed with construction to Bechtel under an EPC contract for a contract price of approximately $2.9 billion, subject to adjustment only by change order, and a guaranteed substantial completion date within the second half of 2028. The project completion and construction status for the CCL Midscale Trains 8 & 9 Project as of June 30, 2025 was not yet available. See Sources and Uses of Cash below for further discussion of the expenditures related to these projects.

The following table summarizes the project completion and construction status of the Corpus Christi Stage 3 Project as of June 30, 2025:

Corpus Christi Stage 3 Project
Overall project completion percentage	86.7%
Completion percentage of:
Engineering	98.9%
Procurement	99.8%
Subcontract work	91.6%
Construction	64.9%
Date of expected substantial completion of remaining Trains	2H 2025 - 2H 2026

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

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$2,059	$2,362
Net cash used in investing activities	(1,575)	(1,185)
Net cash used in financing activities	(1,653)	(2,746)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(4)	(2)
Net decrease in cash, cash equivalents and restricted cash and cash equivalents	$(1,173)	$(1,571)
Operating Cash Flows

The $303 million decrease between the periods was primarily related to lower cash flows attributed to working capital from differences in timing of payments to suppliers and cash collections from the sale of LNG cargoes, partially offset by higher net cash inflows from LNG sales, as explained above in Results of Operations, and increased cash inflows from settlement of derivative instruments.

As described in Results of Operations, the OBBBA was signed into law on July 4, 2025 and includes, among other provisions, the FDDEI, which is expected to reduce our income taxes payable once effective beginning in 2026, and 100% bonus depreciation on qualifying assets acquired after January 19, 2025, which is expected to reduce our income taxes payable in 2025.

Investing Cash Flows

Our investing net cash outflows in both periods were primarily for construction costs for the Corpus Christi Stage 3 Project, which were $741 million and $909 million during the six months ended June 30, 2025 and 2024, respectively, as well as for optimization and other site improvement projects. The $168 million decrease in construction costs for the Corpus Christi Stage 3 Project between the periods was primarily related to the timing of cash payments under the related EPC contract. Further contributing to our investing net cash outflows for the six months ended June 30, 2025 was $547 million of costs paid for the CCL Midscale Trains 8 & 9 Project, primarily related to procurement under the related EPC contract with Bechtel, and work performed by them under a limited notice to proceed. We expect to continue to incur capital expenditures for the Corpus Christi Stage 3 Project and the CCL Midscale Trains 8 & 9 Project as construction progresses on these projects.

Financing Cash Flows

The following table summarizes our financing activities (in millions):

	Six Months Ended June 30,
	2025	2024
Proceeds from issuances of debt and borrowings	$265	$2,725
Redemptions and repayments of debt	(565)	(3,021)
Distributions to non-controlling interests	(400)	(451)
Contributions from redeemable non-controlling interest	49	—
Payments related to tax withholdings for share-based compensation	(46)	(41)
Repurchase of common stock, inclusive of excise taxes paid	(690)	(1,699)
Dividends to stockholders	(223)	(202)
Other, net	(43)	(57)
Net cash used in financing activities	$(1,653)	$(2,746)

Proceeds from Issuances of Debt and Borrowings

The following table shows the proceeds from issuances of debt and borrowings, including intra-quarter activity (in millions):

	Six Months Ended June 30,
	2025	2024
Proceeds from issuances of debt and borrowings
Cheniere:
5.650% Senior Notes due 2034	$—	$1,497

CQP:
5.750% Senior Notes due 2034	—	1,198

SPL:
SPL Revolving Credit Facility	265	30
Total proceeds from issuances of debt and borrowings	$265	$2,725

Debt Redemptions and Repayments

The following table shows the redemptions and repayments of debt, including intra-quarter activity (in millions):

	Six Months Ended June 30,
	2025	2024
Redemptions and repayments of debt
SPL:
5.750% Senior Secured Notes due 2024	$—	$(300)
5.625% Senior Secured Notes due 2025	(300)	(1,200)
SPL Revolving Credit Facility	(265)	(30)

CCH:
5.875% Senior Notes due 2025	—	(1,491)
Total redemptions and repayments of debt	$(565)	$(3,021)

Repurchase of Common Stock

During the six months ended June 30, 2025 and 2024, we paid $656 million and $1.7 billion to repurchase approximately 3.0 million and 10.7 million shares of our common stock, respectively, under our share repurchase program. Additionally, during the six months ended June 30, 2025, we paid $33 million of excise taxes related to our repurchase of common stock during the fiscal years 2023 and 2024. As of June 30, 2025, we had approximately $3.2 billion remaining under our share repurchase program.
Cash Dividends to Stockholders

During the six months ended June 30, 2025, we paid aggregate dividends of $1.000 per share of common stock for a total of $223 million and during the six months ended June 30, 2024, we paid aggregate dividends of $0.870 per share of common stock for a total of $202 million.

On June 17, 2025, we declared a quarterly dividend of $0.500 per share of common stock that is payable on August 18, 2025 to stockholders of record as of the close of business on August 8, 2025.
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

	June 30, 2025		December 31, 2024
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(2)	$2,327	$(742)	$2,516
LNG Trading Derivatives	91	59	17	49

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

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2024, except for the updates presented in our quarterly report on Form 10-Q for the quarterly period ended March 31, 2025.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes share repurchases for the three months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans (in millions)
April 1-30, 2025	1,049,473	$212.54	1,049,473	$3,317
May 1-31, 2025	246,149	$231.37	246,149	$3,260
June 1-30, 2025	112,666	$231.92	112,666	$3,234
Total	1,408,288		1,408,288

ITEM 5.    OTHER INFORMATION

Rule 10-b5-1 Trading Arrangements

Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits our directors and executive officers to enter into trading plans designed to comply with Rule 10b5-1. During the three-month period ending June 30, 2025, none of our executive officers or directors adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Cheniere A&R Revolving Credit Facility

On August 1, 2025, we entered into a $1.25 billion Third Amended and Restated Revolving Credit Agreement among us, as borrower, various lenders (the “Lenders”) and issuing banks, MUFG Bank, Ltd., as the coordinating lead arranger, the joint lead arrangers party thereto, Sumitomo Mitsui Banking Corporation, as sustainability advisor, and Société Générale, as administrative agent for the Lenders (the “Cheniere A&R Revolving Credit Facility”). The Cheniere A&R Revolving Credit Facility amends and restates the existing Cheniere Revolving Credit Facility dated as of October 28, 2021 and amended on June 15, 2023, to, among other things, (i) extend the maturity date thereunder to August 1, 2030, (ii) reduce the rate of interest and commitment fees applicable thereunder, and (iii) make certain other changes to the terms and conditions of the existing Cheniere Revolving Credit Facility. Commitments under the Cheniere A&R Revolving Credit Facility are available for loans or the issuances of letters of credit (subject to issuing bank capacity), in each case, for general corporate purposes.

Loans under the Cheniere A&R Revolving Credit Facility will bear interest at a variable rate per annum equal to Term SOFR or the base rate specified therein, plus an applicable margin. The applicable margin for Term SOFR loans ranges from 1.125% to 2.00% per annum, and the applicable margin for base rate loans ranges from 0.125% to 1.00% per annum, in each case, based on the credit ratings then in effect assigned to loans under the Cheniere A&R Revolving Credit Facility. Based on our current credit ratings, the applicable margins for Term SOFR loans and base rate loans are 1.25% and 0.25%, respectively. Interest on Term SOFR loans is due and payable at the end of each Term SOFR period, and interest on base rate loans is due and payable at the end of each calendar quarter. We will pay a commitment fee on the average daily amount of undrawn commitments at an annual rate that ranges from 0.10% to 0.30% based on the credit ratings then in effect assigned to loans under the Cheniere A&R Revolving Credit Facility. Based on our current credit ratings, the commitment fee on undrawn commitments is 0.15%. The interest rate and the commitment fees may be reduced by five basis points on the interest rate and by one basis point on the commitment fee based on the achievement of certain methane emissions management standards.

The Cheniere A&R Revolving Credit Facility contains customary representations and warranties, events of default and affirmative and negative covenants, including restrictions on our ability to incur liens and to undergo certain fundamental changes. As of the date of this Quarterly Report on Form 10-Q, no amounts were drawn under the Cheniere A&R Revolving Credit Facility.

The foregoing summary of the Cheniere A&R Revolving Credit Facility does not purport to be complete and is subject to, and qualified in its entirety by reference to, the Cheniere A&R Revolving Credit Facility, which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6.    EXHIBITS

Exhibit No.
Description
4.1
Tenth Supplemental Indenture, dated as of July 10, 2025, among CQP, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture (incorporated by reference to Exhibit 4.1 to CQP's Current Report on Form 8-K (SEC File No. 001-33366), filed on July 10, 2025).

10.1*
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Liquefaction Stage 3 Project, dated March 1, 2022, by and between CCL and Bechtel Energy, Inc.: (i) the Change Order CO-000100 HAZOP Provisional Sum Closure, dated August 24, 2024, (ii) the Change Order CO-00101 Hot Oil Spools and Heat Exchange Coating Specification, dated March 5, 2025, (iii) the Change Order CO-00102 Reconciliation (Tax) - Change Orders CO-00014 through CO-00061, dated February 2, 2024, (iv) the Change Order CO-00103 Lube Oil for Refrigeration Compressor, dated April 30, 2025, (v) the Change Order CO-00104 Miscellaneous Scope Revisions, dated March 13, 2025, (vi) the Change Order CO-00105 FERC and PHMSA (DOT) Support Hours (2024 Period), dated May 16, 2025, (vii) the Change Order CO-00106 Closure of Performance and Attendance Bonus (PAB) and Saturday Work Shift Program Provisional Sum, dated May 16, 2025, (viii) the Change Order CO-00107 P&ID Natives for Trains 1- 2 and OSBL Phase 1, dated May 16, 2025, (ix) the Change Order CO-00108 Stormwater Sampling Outfall 003 (Small Triangle Area), dated May 22, 2025, and (x) the Change Order CO-00109 Owner Request for Train 1 Refrigerant Staging (Standby Driver), dated May 22, 2025 (Portions of this exhibit have been omitted.)

10.2
Registration Rights Agreement, dated as of July 10, 2025, among CQP, the guarantors party thereto, Morgan Stanley & Co. LLC, RBC Capital Markets, LLC, CIBC World Markets Corp., HSBC Securities (USA) Inc., Santander US Capital Markets LLC and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.1 to CQP’s Current Report on Form 8-K (SEC File No. 001-33366), filed on July 10, 2025).

10.3*
Third Amended and Restated Revolving Credit Agreement, dated as of August 1, 2025, among the Company, Various Lenders and Issuing Banks, MUFG Bank, Ltd., as Coordinating Lead Arranger, the Joint Lead Arrangers party thereto, Sumitomo Mitsui Banking Corporation, as Sustainability Advisor, and Société Générale, as Administrative Agent

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

CHENIERE ENERGY, INC.

Date:	August 6, 2025	By:	/s/ Zach Davis
Zach Davis
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	August 6, 2025	By:	/s/ David Slack
David Slack
Senior Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)