Form 10-Q
period 2026-03-31
Cheniere Energy, Inc.
filed 2026-05-07
CIK 3570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2026, the issuer had 209,551,868 shares of Common Stock outstanding.

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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of March 31, 2026, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

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

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues
LNG revenues	$5,722	$5,305
Regasification revenues	34	34
Other revenues	112	105
Total revenues	5,868	5,444

Operating costs and expenses
Cost of sales (excluding operating and maintenance expense and depreciation, amortization and accretion expense shown separately below)	8,318	3,571
Operating and maintenance expense	525	473
Selling, general and administrative expense	136	116
Depreciation, amortization and accretion expense	373	312
Other operating costs and expenses	4	11
Total operating costs and expenses	9,356	4,483

Income (loss) from operations	(3,488)	961

Other income (expense)
Interest expense, net of capitalized interest	(255)	(229)
Loss on modification or extinguishment of debt	(23)	—
Interest and dividend income	16	37
Other income (expense), net	(3)	20
Total other expense	(265)	(172)

Income (loss) before income taxes and NCI	(3,753)	789
Less: income tax provision (benefit)	(341)	121
Net income (loss)	(3,412)	668
Less: net income attributable to NCI	90	315
Net income (loss) attributable to Cheniere	$(3,502)	$353

Net income (loss) per share attributable to common stockholders—basic and diluted (1)	$(16.65)	$1.57

Weighted average number of common shares outstanding—basic	210.5	223.5
Weighted average number of common shares outstanding—diluted	210.5	224.1
___________________
(1)In January 2026, we redeemed the remaining redeemable NCI in our consolidated variable interest entity (“VIE”) that owns the Gregory Power Plant, as described in Note 6—Non-Controlling Interests and Variable Interest Entities. Prior to the redemption, in computing basic and diluted net income per share attributable to common stockholders, net income attributable to Cheniere was adjusted for the remeasurement of the redeemable NCI, net of tax, to its redemption value, as required under the two-class method. See Note 13—Net Income per Share Attributable to Common Stockholders for the full computation.
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (1)
(in millions, except share data)
(unaudited)

	March 31,	December 31,
	2026	2025

ASSETS
Current assets
Cash and cash equivalents	$1,305	$1,099
Restricted cash and cash equivalents	463	485
Trade and other receivables, net of current expected credit losses	1,209	1,380
Inventory	678	524
Current derivative assets	25	9
Margin deposits	289	76
Other current assets, net	190	119
Total current assets	4,159	3,692

Property, plant and equipment, net of accumulated depreciation	36,744	35,755
Operating lease assets	2,657	2,700
Derivative assets	2,229	4,663
Deferred tax assets	12	12
Other non-current assets, net	1,044	1,060
Total assets	$46,845	$47,882

LIABILITIES, REDEEMABLE NCI AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$241	$123
Accrued liabilities	2,047	2,081
Current debt, net of unamortized discount and debt issuance costs	1,606	306
Deferred revenue	111	150
Current operating lease liabilities	572	539
Current derivative liabilities	2,546	618
Other current liabilities	149	99
Total current liabilities	7,272	3,916

Long-term debt, net of unamortized discount and debt issuance costs	22,143	22,507
Operating lease liabilities	2,086	2,163
Derivative liabilities	1,810	1,208
Deferred tax liabilities	3,318	3,698
Other non-current liabilities	1,544	1,312
Total liabilities	38,173	34,804

Redeemable NCI	—	136

Stockholders’ equity
Preferred stock: $0.0001 par value, 5.0 million shares authorized, none issued	—	—
Common stock: $0.003 par value, 480.0 million shares authorized; 279.6 million shares and 279.2 million shares issued at March 31, 2026 and December 31, 2025, respectively	1	1
Treasury stock: 69.5 million shares and 66.8 million shares at March 31, 2026 and December 31, 2025, respectively, at cost	(9,394)	(8,852)
Additional paid-in-capital	4,526	4,523
Retained earnings	8,622	12,243
Total Cheniere stockholders’ equity	3,755	7,915
NCI	4,917	5,027
Total stockholders’ equity	8,672	12,942
Total liabilities, redeemable NCI and stockholders’ equity	$46,845	$47,882

(1)Amounts presented include balances held by our VIEs, all of which were related to CQP as of March 31, 2026, and substantially all of which were related to CQP as of December 31, 2025. As of March 31, 2026, total assets and liabilities of our VIEs were $16.6 billion and $17.0 billion, respectively, as further detailed in Note 6—Non-Controlling Interests and Variable Interest Entities, including $279 million of cash and cash equivalents and $22 million of restricted cash and cash equivalents.
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NON-CONTROLLING INTEREST
(in millions)
(unaudited)

Three Months Ended March 31, 2026
	Total Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	NCI	Total Equity	Redeemable NCI (1)
	Shares	Par Value Amount	Shares	Amount
Balance at December 31, 2025	212.4	$1	66.8	$(8,852)	$4,523	$12,243	$5,027	$12,942	$136
Net income (loss)	—	—	—	—	—	(3,502)	92	(3,410)	(2)
Dividends declared ($0.555 per common share) and dividend equivalents accrued	—	—	—	—	—	(117)	—	(117)	—
Shares repurchased, at cost and inclusive of excise taxes	(2.7)	—	2.7	(542)	—	—	—	(542)	—
Accretion of redeemable NCI (2)	—	—	—	—	—	(2)	—	(2)	2
Distributions to NCI	—	—	—	—	—	—	(202)	(202)	—
Vesting of share-based compensation awards	0.4	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	39	—	—	39	—
Issued shares withheld from employees related to share-based compensation, at cost	—	—	—	—	(36)	—	—	(36)	—
Redemption of Redeemable NCI	—	—	—	—	—	—	—	—	(136)
Balance at March 31, 2026	210.1	$1	69.5	$(9,394)	$4,526	$8,622	$4,917	$8,672	$—

Three Months Ended March 31, 2025
	Total Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	NCI	Total Equity	Redeemable NCI (1)
	Shares	Par Value Amount	Shares	Amount
Balance at December 31, 2024	224.0	$1	54.7	$(6,136)	$4,452	$7,382	$4,354	$10,053	$7
Net income	—	—	—	—	—	353	317	670	(2)
Dividends declared ($0.50 per common share) and dividend equivalents accrued	—	—	—	—	—	(113)	—	(113)	—
Shares repurchased, at cost and inclusive of excise taxes	(1.6)	—	1.6	(352)	—	—	—	(352)	—
Accretion of redeemable NCI (2)	—	—	—	—	—	(2)	—	(2)	2
Distributions to NCI	—	—	—	—	—	—	(200)	(200)	—
Contributions from redeemable NCI	—	—	—	—	—	—	—	—	38
Vesting of share-based compensation awards	0.4	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	40	—	—	40	—
Issued shares withheld from employees related to share-based compensation, at cost	—	—	—	—	(44)	—	—	(44)	—
Balance at March 31, 2025	222.8	$1	56.3	$(6,488)	$4,448	$7,620	$4,471	$10,052	$45

(1)Redeemable NCI represents the economic interest held by a third party in one of our consolidated VIEs that was redeemable for cash under certain circumstances, including those that are outside of our control. As such, the economic interest was not a component of permanent equity on our Consolidated Balance Sheets. In January 2026, we redeemed the remaining redeemable NCI in our consolidated VIE that has an equity interest in the Gregory Power Plant, as described in Note 6—Non-Controlling Interests and Variable Interest Entities, at a price that approximated our carrying value. As of March 31, 2026, we owned 100% of the equity interest in this entity.
(2)Amount in retained earnings presented net of tax.
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income (loss)	$(3,412)	$668
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion expense	373	312
Share-based compensation expense	78	56
Amortization of discount and debt issuance costs	10	9
Reduction of right-of-use assets	145	159
Total losses on derivative instruments, net	5,457	539
Net cash provided by (used for) settlement of derivative instruments	(509)	71
Deferred taxes	(385)	38
Other, net	31	(14)
Changes in operating assets and liabilities:
Trade and other receivables	179	(286)
Inventory	(156)	(24)
Margin deposits	(213)	41
Other non-current assets	65	(21)
Accounts payable and accrued liabilities	(131)	(93)
Total deferred revenue	(45)	(57)
Total operating lease liabilities	(145)	(152)
Other non-current liabilities	(216)	—
Other, net	(46)	(18)
Net cash provided by operating activities	1,080	1,228

Cash flows from investing activities
Property, plant and equipment, net of proceeds from commissioning sales of LNG of $42 million and $43 million, respectively	(736)	(623)
Proceeds from sale of equity method investment	—	80
Other, net	(6)	(6)
Net cash used in investing activities	(742)	(549)

Cash flows from financing activities
Proceeds from issuances of debt and borrowings	2,543	125
Redemptions and repayments of debt	(1,603)	(425)
Distributions to NCI	(202)	(200)
Contributions from redeemable NCI	—	38
Redemption of redeemable NCI	(136)	—
Payments related to tax withholdings for share-based compensation	(36)	(44)
Repurchase of common stock, inclusive of excise taxes paid	(537)	(363)
Dividends to stockholders	(117)	(112)
Other, net	(61)	(16)
Net cash used in financing activities	(149)	(997)

Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(5)	(4)

Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	184	(322)
Cash, cash equivalents and restricted cash and cash equivalents—beginning of period	1,584	3,190
Cash, cash equivalents and restricted cash and cash equivalents—end of period	$1,768	$2,868

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We operate natural gas liquefaction and export facilities located in Cameron Parish, Louisiana at Sabine Pass and near Corpus Christi, Texas (respectively, the “Sabine Pass LNG Terminal” and “Corpus Christi LNG Terminal”), with total expected production capacity of over 60 mtpa of LNG, inclusive of estimated debottlenecking opportunities, of which approximately 8 mtpa was under construction and the remainder was in operation as of March 31, 2026, comprised of the following:
•over 30 mtpa of total production capacity in operation from natural gas liquefaction facilities at the Sabine Pass LNG Terminal owned by CQP (the “SPL Project”). The Sabine Pass LNG Terminal also has five LNG storage tanks, vaporizers and three marine berths. CQP also owns and operates a 94-mile natural gas supply pipeline that interconnects the Sabine Pass LNG Terminal with several large interstate and intrastate pipelines (the “Creole Trail Pipeline”). As of March 31, 2026, we owned 100% of the general partner interest, a 48.6% limited partner interest and 100% of the incentive distribution rights of CQP.
•over 30 mtpa of total expected production capacity, inclusive of estimated debottlenecking opportunities, including approximately 8 mtpa under construction and the remainder in operation as of March 31, 2026, from our natural gas liquefaction facilities at the Corpus Christi LNG Terminal, of which we have 100% ownership interest. The Corpus Christi LNG Terminal also has three LNG storage tanks and two marine berths. We also own an approximately 21-mile natural gas supply pipeline that interconnects the Corpus Christi LNG Terminal with several large interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline”). The projects under construction at the Corpus Christi LNG Terminal include:
◦a project consisting of seven midscale Trains that is expected to add total production capacity of over 10 mtpa of LNG once fully completed (the “Corpus Christi Stage 3 Project”), with approximately 3 mtpa under construction and the remainder in operation from the first five midscale Trains that have reached substantial completion as of March 31, 2026; and
◦a project consisting of two additional midscale Trains that is expected to add total production capacity of approximately 5 mtpa of LNG once fully completed, inclusive of estimated debottlenecking opportunities (the “CCL Midscale Trains 8 & 9 Project” and together with the existing assets at the Corpus Christi LNG Terminal, the Corpus Christi Stage 3 Project and the Corpus Christi Pipeline, the “CCL Project”), which was under construction as of March 31, 2026.
In addition to the SPL Project and the CCL Project (collectively, the “Liquefaction Projects”), we are developing expansion projects to provide additional liquefaction capacity at both the Sabine Pass LNG Terminal and the Corpus Christi LNG Terminal and are commercializing to support the additional liquefaction capacity associated with these potential expansion projects. These projects or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before our board of directors (our “Board”) makes a positive FID.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Cheniere have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X and reflect all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. Accordingly, these Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2025.

Results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2026.

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

NOTE 2—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses, consisted of the following (in millions):

	March 31,	December 31,
	2026	2025
Trade receivables
SPL and CCL	$514	$755
Cheniere Marketing	559	472
Other subsidiaries	10	10
Total trade receivables	1,083	1,237
Other receivables
SPL and CCL	44	54
Other subsidiaries	82	89
Total other receivables	126	143
Total trade and other receivables, net of current expected credit losses	$1,209	$1,380

Upon collection of our receivables by SPL and CCL, cash will be immediately restricted for the payment of liabilities related to the Liquefaction Projects.

NOTE 3—INVENTORY

Inventory consisted of the following (in millions):

	March 31,	December 31,
	2026	2025
Materials	$289	$275
LNG	95	84
LNG in-transit	243	102
Natural gas	13	33
Other	38	30
Total inventory	$678	$524

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 4—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	March 31,	December 31,
	2026	2025
Terminal and related assets
Terminal and interconnecting pipeline facilities	$39,359	$38,422
Land	825	745
Construction-in-process	3,891	4,096
Accumulated depreciation	(8,763)	(8,434)
Total terminal and related assets, net of accumulated depreciation	35,312	34,829
Fixed assets and other assets
Fixed assets and other assets	263	260
Accumulated depreciation	(199)	(195)
Total fixed assets and other assets, net of accumulated depreciation	64	65
Assets under finance leases
Marine assets	1,604	1,060
Accumulated depreciation	(236)	(199)
Total assets under finance leases, net of accumulated depreciation	1,368	861
Property, plant and equipment, net of accumulated depreciation	$36,744	$35,755

The following table shows depreciation expense and offsets to terminal assets (in millions):

	Three Months Ended March 31,
	2026	2025
Depreciation expense	$371	$310
Sales proceeds earned from commissioning sales of LNG offset to terminal assets (1)	47	48

(1)We realize offsets to terminal assets for sales proceeds from commissioning volumes that were earned or loaded prior to the start of commercial operations of the respective Train during the testing phase for its construction.

NOTE 5—DERIVATIVE INSTRUMENTS

We have the following derivative instruments:
•commodity derivatives consisting of the following (collectively, “Commodity Derivatives”):
◦natural gas and power supply contracts, including our long-term IPM agreements, for the development, commissioning and operation of the Liquefaction Projects and expansion projects, as well as the associated economic hedges (collectively, the “Liquefaction Supply Derivatives”); and,
◦LNG derivatives in which we have contractual net settlement and economic hedges on the exposure to the commodity markets in which we have contractual arrangements to purchase or sell physical LNG (collectively, “LNG Trading Derivatives”); and
•Foreign currency exchange (“FX”) contracts to hedge exposure to currency risk associated with cash flows denominated in currencies other than U.S. dollar (“FX Derivatives”), associated with both LNG Trading Derivatives and operations in countries outside of the U.S.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis, distinguished by the fair value hierarchy levels prescribed by GAAP (in millions):

	Fair Value Measurements as of
	March 31, 2026				December 31, 2025
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$—	$(55)	$(1,663)	$(1,718)	$—	$(37)	$2,902	$2,865
LNG Trading Derivatives liability	—	(405)	—	(405)	—	(17)	—	(17)
FX Derivatives asset (liability)	—	21	—	21	—	(2)	—	(2)

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

The Level 3 fair value measurements of our natural gas positions within the Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for the Level 3 Liquefaction Supply Derivatives as of March 31, 2026:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Liquefaction Supply Derivatives	$(1,663)	Market approach incorporating present value techniques	Henry Hub basis spread	$(6.340) - $0.195 / $(0.133)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	60% - 537% / 183%

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

The following table shows the changes in the fair value of the Level 3 Liquefaction Supply Derivatives (in millions):

	Three Months Ended March 31,
	2026	2025
Balance, beginning of period	$2,902	$(801)
Realized and change in fair value gains (losses) included in net income (loss) (1):
Included in cost of sales, existing deals (2)	(4,717)	(792)
Included in cost of sales, new deals (3)	(6)	13
Purchases and settlements:
Purchases (4)	—	—
Settlements (5)	158	166
Transfers out of level 3 (6)	—	(1)
Balance, end of period	$(1,663)	$(1,415)
Unfavorable changes in fair value relating to instruments still held at the end of the period	$(4,723)	$(779)

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

Commodity Derivatives

We hold Liquefaction Supply Derivatives, which are indexed to Henry Hub, global LNG or other natural gas price indices. As of March 31, 2026, the remaining fixed terms of the Liquefaction Supply Derivatives ranged up to approximately 15 years, some of which commence or accelerate upon the satisfaction of certain events or development of infrastructure to support natural gas gathering and transport.

Cheniere Marketing has historically entered into, and may from time to time enter into, LNG transactions that provide for contractual net settlement. Such transactions are accounted for as LNG Trading Derivatives along with financial commodity contracts in the form of swaps or futures. The terms of LNG Trading Derivatives range up to approximately one year.

The following table shows the notional amounts of our Commodity Derivatives:

	March 31, 2026		December 31, 2025
	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives
Notional amount, net (in TBtu)	12,199	13	12,218	39

(1)Inclusive of amounts under contracts with unsatisfied contractual conditions and exclusive of extension options that were uncertain to be taken as of both March 31, 2026 and December 31, 2025.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the effect and location of our Commodity Derivatives recorded on our Consolidated Statements of Operations (in millions):

		Gain (Loss) Recognized in Consolidated Statements of Operations
	Consolidated Statements of Operations Location (1)	Three Months Ended March 31,
		2026	2025
LNG Trading Derivatives	LNG revenues	$(805)	$127
LNG Trading Derivatives	Cost of sales	(23)	45
Liquefaction Supply Derivatives (2)	LNG revenues	—	1
Liquefaction Supply Derivatives (2)	Cost of sales	(4,652)	(701)

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
The total notional amount of our FX Derivatives was $337 million and $783 million as of March 31, 2026 and December 31, 2025, respectively.

The following table shows the effect and location of our FX Derivatives recorded on our Consolidated Statements of Operations (in millions):

		Gain (Loss) Recognized in Consolidated Statements of Operations
	Consolidated Statements of Operations Location	Three Months Ended March 31,
		2026	2025
FX Derivatives	LNG revenues	$23	$(11)

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the fair value and location of our derivative instruments on our Consolidated Balance Sheets (in millions):

	March 31, 2026
	Liquefaction Supply Derivatives	LNG Trading Derivatives	FX Derivatives	Total
Consolidated Balance Sheets Location
Current derivative assets	$4	$—	$21	$25
Derivative assets	2,228	—	1	2,229
Total derivative assets	2,232	—	22	2,254

Current derivative liabilities	(2,140)	(405)	(1)	(2,546)
Derivative liabilities	(1,810)	—	—	(1,810)
Total derivative liabilities	(3,950)	(405)	(1)	(4,356)

Derivative asset (liability), net	$(1,718)	$(405)	$21	$(2,102)

	December 31, 2025
	Liquefaction Supply Derivatives	LNG Trading Derivatives	FX Derivatives	Total
Consolidated Balance Sheets Location
Current derivative assets	$7	$1	$1	$9
Derivative assets	4,663	—	—	4,663
Total derivative assets	4,670	1	1	4,672

Current derivative liabilities	(597)	(18)	(3)	(618)
Derivative liabilities	(1,208)	—	—	(1,208)
Total derivative liabilities	(1,805)	(18)	(3)	(1,826)

Derivative asset (liability), net	$2,865	$(17)	$(2)	$2,846

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Consolidated Balance Sheets Presentation

The following table reconciles the fair value of our derivative assets and liabilities on a gross basis, by contract, to net amounts as presented on our Consolidated Balance Sheets after offsetting for any balances with the same counterparty under master netting arrangements or other relevant netting criteria under GAAP (in millions):

	Liquefaction Supply Derivatives	LNG Trading Derivatives	FX Derivatives

As of March 31, 2026
Gross assets	$4,304	$—	$24
Offsetting amounts	(2,072)	—	(2)
Net assets (1)	$2,232	$—	$22

Gross liabilities	$(4,024)	$(460)	$(2)
Offsetting amounts	74	55	1
Net liabilities (2)	$(3,950)	$(405)	$(1)

As of December 31, 2025
Gross assets	$5,688	$2	$2
Offsetting amounts	(1,018)	(1)	(1)
Net assets (1)	$4,670	$1	$1

Gross liabilities	$(1,855)	$(54)	$(5)
Offsetting amounts	50	36	2
Net liabilities (2)	$(1,805)	$(18)	$(3)

(1)Includes current and non-current derivative assets of $25 million and $2,229 million, respectively, as of March 31, 2026 and $9 million and $4,663 million, respectively, as of December 31, 2025.
(2)Includes current and non-current derivative liabilities of $2,546 million and $1,810 million, respectively, as of March 31, 2026 and $618 million and $1,208 million, respectively, as of December 31, 2025.

The table below shows the collateral balances that are recorded within margin deposits and other current liabilities that are not netted on our Consolidated Balance Sheets (in millions):

	Consolidated Balance Sheets Location	March 31,	December 31,
		2026	2025
Liquefaction Supply Derivatives	Margin deposits	$34	$20
Liquefaction Supply Derivatives	Other current liabilities	(5)	(3)
LNG Trading Derivatives	Margin deposits	255	56
LNG Trading Derivatives	Other current liabilities	(12)	(5)

NOTE 6—NON-CONTROLLING INTERESTS AND VARIABLE INTEREST ENTITIES

Our consolidated VIEs’ assets and liabilities related to CQP as of March 31, 2026 and substantially all related to CQP as of December 31, 2025. We own a 48.6% limited partner interest in CQP, and we also own all of the 2% general partner interest and 100% of the incentive distribution rights in CQP. The remaining 49.4% non-controlling limited partner interest in CQP is held by affiliates of Blackstone Inc. and Brookfield Asset Management, Inc. as well as the public.

In January 2026, we redeemed the remaining redeemable NCI in our other consolidated VIE that owns the Gregory Power Plant, a natural gas-fired combined cycle facility located in San Patricio County, Texas.

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

	March 31,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$279	$182
Restricted cash and cash equivalents	22	22
Trade and other receivables, net of current expected credit losses	281	512
Inventory	151	186
Current derivative assets	3	—
Margin deposits	17	11
Other current assets, net	44	55
Total current assets	797	968

Property, plant and equipment, net of accumulated depreciation	15,106	15,397
Operating lease assets	75	77
Derivative assets	464	541
Other non-current assets, net	207	287
Total assets	$16,649	$17,270

LIABILITIES
Current liabilities
Accounts payable	$52	$58
Accrued liabilities	732	1,000
Current debt, net of unamortized discount and debt issuance costs	1,606	306
Deferred revenue	93	119
Current operating lease liabilities	5	5
Current derivative liabilities	447	164
Other current liabilities	7	11
Total current liabilities	2,942	1,663

Long-term debt, net of unamortized discount and debt issuance costs	12,612	14,161
Operating lease liabilities	72	73
Derivative liabilities	1,187	900
Other non-current liabilities	155	159
Total liabilities	$16,968	$16,956

NOTE 7—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	March 31,	December 31,
	2026	2025
Natural gas purchases	$905	$1,209
Terminal and related asset costs	388	306
Interest costs and related debt fees	289	219
LNG purchases	184	8
Compensation and benefits	131	215
Tax-related liabilities	79	90
Other accrued liabilities	71	34
Total accrued liabilities	$2,047	$2,081

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 8—DEBT
Debt consisted of the following (in millions):

	March 31,	December 31,
	2026	2025
SPL:
Senior Secured Notes:
5.875% due 2026	$—	$200
5.00% due 2027	1,500	1,500
4.200% due 2028	1,350	1,350
4.500% due 2030	2,000	2,000
due 2037 with weighted average rate of 4.748% and 4.747% at March 31, 2026 and December 31, 2025, respectively (1)	1,677	1,730
Total SPL Senior Secured Notes	6,527	6,780
Revolving credit and guaranty agreement (the “SPL Revolving Credit Facility”)	—	—
Total debt - SPL	6,527	6,780

CQP:
Senior Notes:
4.500% due 2029	1,500	1,500
4.000% due 2031	1,500	1,500
3.25% due 2032	1,200	1,200
5.950% due 2033	1,400	1,400
5.750% due 2034	1,200	1,200
5.550% due 2035	1,000	1,000
Total CQP Senior Notes	7,800	7,800
Revolving credit and guaranty agreement (the “CQP Revolving Credit Facility”)	—	—
Total debt - CQP	7,800	7,800

CCH:
Senior Secured Notes:
5.125% due 2027	1,201	1,201
3.700% due 2029	1,125	1,125
3.788% weighted average rate due 2039 (1)	2,539	2,539
Total CCH Senior Secured Notes	4,865	4,865
Term loan facility agreement (the “CCH Credit Facility”)	—	550
Working capital facility agreement (the “CCH Working Capital Facility”)	—	—
Total debt - CCH	4,865	5,415

Cheniere:
Senior Notes:
4.625% due 2028	1,500	1,500
5.650% due 2034	1,500	1,500
5.200% due 2036 (the “2036 Cheniere Senior Notes”) (2)	1,000	—
6.000% due 2056 (the “2056 Cheniere Senior Notes”) (2)	750	—
Total Cheniere Senior Notes	4,750	3,000
Revolving credit agreement (the “Cheniere Revolving Credit Facility”)	—	—
Total debt - Cheniere	4,750	3,000

Total debt	23,942	22,995

Current debt, net of unamortized discount and debt issuance costs (1)	(1,606)	(306)
Unamortized discount and debt issuance costs	(193)	(182)
Total long-term debt, net of unamortized discount and debt issuance costs	$22,143	$22,507

(1)Includes notes that amortize based on a fixed amortization schedule as set forth in their respective indentures.
(2)Issued in March 2026, pursuant to a base indenture dated as of the issuance date, supplemented by the first and second supplemental indentures for the 2036 Cheniere Senior Notes and 2056 Cheniere Senior Notes, respectively. See our

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
annual report on Form 10-K for the fiscal year ended December 31, 2025 for additional information regarding the guarantee, security and redemption option of the CEI Senior Notes.

Credit Facilities

Below is a summary of our committed credit facilities outstanding as of March 31, 2026 (in millions):

	SPL Revolving Credit Facility	CQP Revolving Credit Facility	CCH Credit Facility	CCH Working Capital Facility	Cheniere Revolving Credit Facility
Total facility size	$1,000	$1,000	$3,260	$1,500	$1,250
Less:
Outstanding balance	—	—	—	—	—
Commitments prepaid or terminated (1)	—	—	1,150	—	—
Letters of credit issued	169	—	—	110	—
Available commitment	$831	$1,000	$2,110	$1,390	$1,250

Priority ranking	Senior secured	Senior unsecured	Senior secured	Senior secured	Senior unsecured
Interest rate on available balance (2)	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.0% - 1.75% or base rate plus 0.0% - 0.75%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.125% - 2.0% or base rate plus 0.125% - 1.0%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.5% or base rate plus 0.5%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.0% - 1.5% or base rate plus 0.0% - 0.5%	SOFR plus margin of 1.075% - 2.00% or base rate plus 0.075% - 1.00%
Commitment fees on undrawn balance (2)	0.075% - 0.30%	0.10% - 0.30%	0.525%	0.10% - 0.20%	0.090% - 0.300%
Letter of credit fees (2)	1.0% - 1.75%	1.125% - 2.0%	N/A	1.0% - 1.5%	1.075% - 2.00%
Maturity date	June 23, 2028	June 23, 2028	(3)	June 15, 2027	August 1, 2030

(1)In March 2026, we prepaid $550 million of outstanding borrowings under the CCH Credit Facility using proceeds from the issuance of the 2036 Cheniere Senior Notes and 2056 Cheniere Senior Notes and concurrently canceled $600 million of unused commitments.
(2)The margins on the interest rate, the commitment fees and the letter of credit fees are subject to change based on the applicable entity’s credit rating. The interest rate and the commitment fees of the Cheniere Revolving Credit Facility are also based on the achievement of certain methane emissions management standards.
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
As of March 31, 2026, we were, and each of our subsidiaries was, in compliance with all covenants related to our respective debt agreements.

Interest Expense

Total interest expense, net of capitalized interest, consisted of the following (in millions):

	Three Months Ended March 31,
	2026	2025
Total interest cost	$310	$295
Capitalized interest	(55)	(66)
Total interest expense, net of capitalized interest	$255	$229

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our senior notes (in millions):

	March 31, 2026		December 31, 2025
	Carrying Amount (1)	Estimated Fair Value (2)	Carrying Amount (1)	Estimated Fair Value (2)
Senior notes	$23,942	$23,628	$22,995	$22,313

(1)Carrying amounts exclude unamortized discount and debt issuance costs.
(2)As of March 31, 2026 and December 31, 2025, $3.0 billion and $3.1 billion, respectively, of the fair value of our senior notes were classified as Level 3 since these senior notes were valued by applying an unobservable illiquidity adjustment to the price derived from trades or indicative bids of instruments with similar terms, maturities and credit standing. The remainder of the fair value of our senior notes was classified as Level 2, based on prices derived from trades or indicative bids of the instruments.

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

Future annual minimum lease payments for operating and finance leases as of March 31, 2026 are as follows (in millions):

Years Ending December 31,	Operating Leases	Finance Leases
2026	$534	$152
2027	626	205
2028	425	207
2029	315	208
2030	300	208
Thereafter	1,027	958
Total lease payments (1)	3,227	1,938
Less: Interest	(569)	(497)
Present value of lease liabilities	$2,658	$1,441

(1)Does not include approximately $6.0 billion of legally binding minimum payments for leases executed as of March 31, 2026 that will commence in future periods, consisting primarily of vessel charters, with fixed minimum lease terms of up to 15 years.

The following table shows the weighted-average remaining lease term and the weighted-average discount rate for our operating leases and finance leases:

	March 31, 2026		December 31, 2025
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	7.1	9.9	7.4	8.5
Weighted-average discount rate (1)	5.2%	6.2%	5.2%	6.6%

(1)The weighted average discount rate is impacted by certain finance leases that commenced prior to the adoption of the current leasing standard under GAAP. In accordance with previous accounting guidance, the implied rate is based on the fair value of the underlying assets.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table includes other quantitative information for our operating and finance leases (in millions):

	Three Months Ended March 31,
	2026	2025
Right-of-use assets obtained in exchange for operating lease liabilities	$102	$199
Right-of-use assets obtained in exchange for finance lease liabilities	544	237

LNG Vessel Subleases

We sublease certain LNG vessels under charter to third parties while retaining our existing obligation to the original lessor. All of our sublease arrangements have been assessed as operating leases. The following table shows the sublease income recognized in other revenues on our Consolidated Statements of Operations (in millions):

	Three Months Ended March 31,
	2026	2025
Fixed income	$20	$23
Variable income	32	12
Total sublease income	$52	$35

As of March 31, 2026, the aggregate future annual minimum sublease payment to be received from LNG vessel subleases was $5 million and is expected to be received during the remainder of the year ending December 31, 2026.

NOTE 10—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Three Months Ended March 31,
	2026	2025
Revenues from contracts with customers
LNG revenues (excluding net derivative gain (loss) below)	$6,504	$5,186
Regasification revenues	34	34
Other revenues (1)	49	69
Total revenues from contracts with customers	6,587	5,289
Net derivative gain (loss) (see Note 5)	(782)	117
Sublease income (see Note 9)	52	35
Other revenues	11	3
Total revenues	$5,868	$5,444

(1)Includes revenues from LNG vessel subcharters that do not qualify as leases for accounting purposes.

For the three months ended March 31, 2026 and 2025, we did not have any material revenue arrangements that were presented within our Consolidated Statements of Operations on a net basis.

Contract Assets and Liabilities

The following table shows our contract assets, net of current expected credit losses, which are included in other current assets, net and other non-current assets, net on our Consolidated Balance Sheets (in millions):

	March 31,	December 31,
	2026	2025
Contract assets, net of current expected credit losses	$416	$424

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table reflects the changes in our contract liabilities, which are included in deferred revenue and other non-current liabilities on our Consolidated Balance Sheets (in millions):

Three Months Ended March 31, 2026
Deferred revenue, beginning of period	$272
Cash received but not yet recognized in revenue	86
Revenue recognized from prior period deferral	(125)
Deferred revenue, end of period	$233

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration, which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	March 31, 2026		December 31, 2025
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$111.4	9	$107.7	8
Regasification revenues	0.4	2	0.4	2
Total revenues	$111.8		$108.1

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

The following table summarizes the percentage of variable consideration earned under contracts with customers included in the table above:

	Three Months Ended March 31,
	2026	2025
LNG revenues	75%	71%
Regasification revenues	8%	8%

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 11—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions, all in the ordinary course of business, as reported on our Consolidated Statements of Operations (in millions):

	Three Months Ended March 31,
	2026	2025
Other revenues
Operating agreement and construction management agreement with equity method investee (1)	$—	$1

Operating and maintenance expense
Natural gas transportation and storage agreements with equity method investees (1)	8	8
Natural gas transportation and storage agreements with other related party (2)	—	74

(1)On February 13, 2025, we sold all of our equity interests in one of our equity method investments to a third party. Additionally, we assigned certain operating and construction management agreements to the purchaser of such interests. Included in the table above are $1 million of other revenues and $1 million of operating and maintenance expense from the investee during the three months ended March 31, 2025.
(2)These arrangements were with a party that was related to the entity that indirectly owns a portion of CQP’s limited partner interests. Due to the sale of such interests by that entity effective May 13, 2025, this party is no longer considered a related party as of that date.

We had a related party balance of $3 million that was recorded within accrued liabilities on our Consolidated Balance Sheets as of both March 31, 2026 and December 31, 2025.

NOTE 12—INCOME TAXES

We recorded an income tax benefit of $341 million and an income tax provision of $121 million during the three months ended March 31, 2026 and 2025, respectively, which was calculated using the annual effective tax rate method.

Our effective tax rate was 9.1% and 15.3% during the three months ended March 31, 2026 and 2025, respectively, due to a decline in our pre-tax income (loss) and the proportion of such pre-tax income attributable to CQP, which is partially not taxable to us. The decline in our pre-tax income was primarily the result of $4.8 billion of unfavorable changes in the fair value of agreements accounted for as derivative instruments (before tax and the impact of NCI), largely associated with unfavorable changes in fair value of our long-term IPM agreements. The effective tax rate for the comparable three month period was lower than the statutory rate of 21.0% primarily due to CQP’s income that is partially not taxable to us.
NOTE 13—NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

We utilize the two-class method for computing earnings per share, which requires an allocation of earnings as if all earnings were distributed during the period to the common stockholders and participating securities. The redeemable NCI that was held by a third party in one of our consolidated VIEs was considered participating because, under certain circumstances, it was redeemable for cash at a return. Therefore, the accretion of the redeemable NCI to its redemption value, net of tax, which was recognized as a deemed dividend within retained earnings, was deducted from net income in computing net income per share attributable to common stockholders. As described in Note 6—Non-Controlling Interests and Variable Interest Entities, in January 2026, we redeemed the remaining redeemable NCI in this VIE.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table provides a reconciliation of net income attributable to common stockholders and basic and diluted weighted average common shares outstanding (in millions, except per share data):

	Three Months Ended March 31,
	2026	2025
Net income (loss) attributable to Cheniere	$(3,502)	$353
Less: accretion of redeemable NCI, net of tax	2	2
Net income (loss) attributable to common stockholders	$(3,504)	$351

Weighted average common shares outstanding:
Basic	210.5	223.5
Dilutive unvested stock (1)	—	0.6
Diluted	210.5	224.1

Net income (loss) per share attributable to common stockholders—basic and diluted	$(16.65)	$1.57

(1)Potentially dilutive securities that were not included in the diluted net loss per share computation for the three months ended March 31, 2026 were 0.5 million shares of unvested stock, because their effects would have been anti-dilutive.

On April 28, 2026, we declared a quarterly dividend of $0.555 per share of common stock that is payable on May 19, 2026 to stockholders of record as of the close of business on May 11, 2026.

NOTE 14—SHARE REPURCHASE PROGRAMS

The following table presents information with respect to common stock repurchased under our share repurchase program (in millions, except per share data):

	Three Months Ended March 31,
	2026	2025
Total shares repurchased	2.65	1.60
Weighted average price paid per share	$202.58	$218.95
Total cost of repurchases (1)	$537	$350

(1)Amount excludes associated commission fees and excise taxes incurred, which are excluded costs under the repurchase program.

In February 2026, our Board approved an increase in our share repurchase authorization to approximately $10 billion from 2026 through 2030 with a $9 billion increase to the existing authorization. As of March 31, 2026, we had approximately $9.7 billion remaining under our share repurchase program. Under the share repurchase authorization, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the Securities and Exchange Commission and other applicable legal requirements. The timing and amount of any shares of Cheniere’s common stock that are repurchased under the share repurchase authorization will be determined by Cheniere’s management based on market conditions and other factors. The share repurchase authorization does not obligate Cheniere to acquire any particular amount of common stock, and may be modified, suspended or discontinued at any time or from time to time at Cheniere’s discretion.

NOTE 15—SEGMENT INFORMATION AND CUSTOMER CONCENTRATION

We have determined that we operate as a single operating and reportable segment. The measure of profit and loss regularly provided to the chief operating decision maker (“CODM”) that is most consistent with GAAP is net income (loss) attributable to Cheniere, as presented in our Consolidated Statements of Operations. This measure contributes to the CODM’s assessment of performance and resource allocation, which includes monitoring of budget versus actual results, establishing compensation and deciding on capital allocation priorities. Significant expenses regularly provided to the CODM, and included in the measure of profit and loss, are cost of sales, operating and maintenance expense and selling, general and administrative expense, as reported in our Consolidated Statements of Operations. Also provided regularly to the CODM are changes in the

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
fair value of our derivative instruments, which are inclusive of significant noncash items, which were $5.4 billion and $562 million in losses for the three months ended March 31, 2026 and 2025, respectively. Interest income, which is included in interest and dividend income on our Consolidated Statements of Operations, was $14 million and $36 million for the three months ended March 31, 2026 and 2025, respectively.

The measure of segment assets is reported on our Consolidated Balance Sheets as total assets. Substantially all of our tangible long-lived assets, which consist of property, plant and equipment, are located in the U.S. Total expenditures for additions to long-lived assets is reported on our Consolidated Statements of Cash Flows.

The following table shows the concentration of our customer credit risk with 10% or more of total revenues from contracts with external customers and/or trade receivables, net of current expected credit losses and contract assets, net of current expected credit losses. Customers under common control are considered to be a single customer.

	Percentage of Total Revenues from Contracts with External Customers		Percentage of Trade Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended March 31,		March 31,	December 31,
	2026	2025	2026	2025
Customer A	*	*	18%	15%
Customer B	10%	11%	*	*
Customer C	*	11%	—%	*

* Less than 10%

NOTE 16—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of substantive cash flow information (in millions):

	Three Months Ended March 31,
	2026	2025
Cash paid during the period for interest on debt, net of amounts capitalized	$201	$217
Cash paid for income taxes, net of refunds	2	4
Non-cash investing and financing activities (1):
Unpaid purchases of property, plant and equipment (2)	367	315
Unpaid excise tax on stock repurchased during the year	5	2

(1)Reflects unpaid portion, as of the end of each period, of assets and liabilities recognized during the respective periods.
(2)Net of proceeds not yet collected from commissioning sales of LNG of $18 million and $5 million, respectively.
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
All of these types of statements, other than statements of historical or present facts or conditions, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “achieve,” “anticipate,” “believe,” “contemplate,” “continue,” “estimate,” “expect,” “intend,” “plan,” “potential,” “predict,” “project,” “pursue,” “target,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this quarterly report and in the other reports and other information that we file with the SEC, including those discussed under “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2025. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to update or revise any forward-looking statement or provide reasons why actual results may differ, whether as a result of new information, future events or otherwise.

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

As of March 31, 2026, we were the largest producer of LNG in the U.S. and the second largest LNG operator globally, based on the total production capacity of our natural gas liquefaction facilities. Our total production capacity is expected to be over 60 mtpa of LNG, inclusive of estimated debottlenecking opportunities, of which approximately 8 mtpa was under construction and the remainder was in operation as of March 31, 2026, comprised of the following:

•over 30 mtpa of total production capacity in operation from natural gas liquefaction facilities located in Cameron Parish, Louisiana at Sabine Pass (the “SPL Project”). We own and operate the SPL Project and export facility (the “Sabine Pass LNG Terminal”), one of the largest LNG production facilities in the world, through our ownership interest in and management agreements with CQP, which is a publicly traded limited partnership. As of March 31, 2026, we owned 100% of the general partner interest, a 48.6% limited partner interest and 100% of the incentive distribution rights of CQP. The Sabine Pass LNG Terminal also has five LNG storage tanks with aggregate capacity of approximately 17 Bcfe and vaporizers with regasification capacity of approximately 4 Bcf/d, as well as three marine berths, two of which can accommodate vessels with nominal capacity of up to 266,000 cubic meters and the third berth, which can accommodate vessels with nominal capacity of up to 200,000 cubic meters. We also own and operate through CQP a 94-mile natural gas supply pipeline that interconnects the Sabine Pass LNG Terminal with several large interstate and intrastate pipelines (the “Creole Trail Pipeline”).

•over 30 mtpa of total expected production capacity, inclusive of estimated debottlenecking opportunities, including approximately 8 mtpa under construction and the remainder in operation as of March 31, 2026, from our natural gas liquefaction and export facility located near Corpus Christi, Texas (the “Corpus Christi LNG Terminal”), of which we have 100% ownership interest. The Corpus Christi LNG Terminal also has three LNG storage tanks with aggregate capacity of approximately 10 Bcfe and two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters. We also own and operate through CCP an approximately 21-mile natural gas supply pipeline that interconnects the Corpus Christi LNG Terminal with several large interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline”). The projects under construction at the Corpus Christi LNG Terminal include:
◦a project consisting of seven midscale Trains that is expected to add total production capacity of over 10 mtpa of LNG once fully completed (the “Corpus Christi Stage 3 Project”), with approximately 3 mtpa under construction and the remainder in operation from the first five midscale Trains that have reached substantial completion as of March 31, 2026; and
◦a project consisting of two additional midscale Trains that is expected to add total production capacity of approximately 5 mtpa of LNG once fully completed, inclusive of estimated debottlenecking opportunities (the “CCL Midscale Trains 8 & 9 Project” and together with the existing assets at the Corpus Christi LNG Terminal, the Corpus Christi Stage 3 Project and the Corpus Christi Pipeline, the “CCL Project”), which was under construction as of March 31, 2026.

Our long-term counterparty arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows, and include SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and long-term IPM agreements, in which a gas producer sells natural gas to us on a global LNG or natural gas index price, less a fixed liquefaction fee, shipping and other costs. The SPAs also have a variable fee component, which is primarily indexed to Henry Hub and generally structured to cover the cost of natural gas purchases, transportation and liquefaction fuel consumed to produce LNG. Since we procure most of our feedstock for LNG production from the U.S., the structure of these contracts helps limit our exposure to fluctuations in U.S. natural gas prices. Through our SPAs and long-term IPM agreements currently in effect, with approximately 15 years of weighted average remaining life as of March 31, 2026, we have contracted approximately 90% of the total anticipated production from the SPL Project and the CCL Project (collectively, the “Liquefaction Projects”) through the mid-2030s, excluding volumes from contracts with terms less than 10 years and volumes from SPAs that are conditional on additional liquefaction capacity beyond what is currently in construction or operation, subject to unilateral waiver by us. LNG produced by the Liquefaction Projects that is not contracted under long-term contracts is available for Cheniere Marketing, our integrated marketing function, to sell in the global market under spot sales or other short-term agreements.

Disciplined Accretive Growth

We remain focused on safety, operational excellence and customer satisfaction. Increasing demand for LNG has allowed us to expand our liquefaction infrastructure in a financially disciplined manner. Our capital allocation plan is designed, in part, to invest in financially disciplined growth accretive to our common stock. Capital investment parameters are the foundation of our disciplined, accretive growth, and include consideration to:

•Achieve value accretive returns through long-term commercial contracts: We aim to contract approximately 90% of our current and planned liquefaction capacity under long-term SPAs and long-term IPM agreements with creditworthy counterparties under the pricing structures described above, with financial parameters that consider, among other things, targeted unlevered returns that exceed our cost of equity and return on stock at prevailing stock prices and project leverage. Our success in securing long-term commercial contracts at desired returns is influenced by global LNG and natural gas market conditions and other uncertainties described in the risk factors of our annual report on Form 10-K for the fiscal year ended December 31, 2025.
•Achieve credit accretive returns: We aim to conservatively fund our projects through financing structures that sustain our long-term, run-rate leverage and credit metrics. Our ability to secure the required financing is influenced by market interest rates and other factors described in the risk factors of our annual report on Form 10-K for the fiscal year ended December 31, 2025.

We have increased available liquefaction capacity at our Liquefaction Projects as a result of debottlenecking and other optimization projects. We believe these factors provide a foundation for additional growth in our portfolio of customer contracts in the future. We hold significant land positions at both the Sabine Pass LNG Terminal and the Corpus Christi LNG Terminal, which provide opportunity for further liquefaction capacity expansion. We are developing a two-phased expansion adjacent to the SPL Project, inclusive of three liquefaction trains and supporting infrastructure, with an expected total peak production capacity of up to approximately 20 mtpa of LNG, inclusive of estimated debottlenecking opportunities (the “SPL Expansion Project”) and a further expansion of the CCL Project in a phased approach, inclusive of four liquefaction trains and supporting infrastructure, with an expected total peak production capacity of up to 24 mtpa of LNG, inclusive of estimated debottlenecking opportunities (the “CCL Expansion Project”). These projects and any future expansions at our sites require, among other things, regulatory approvals and acceptable commercial and financing arrangements before we make a positive FID. Risks associated with cost overruns and delays in the completion of our expansion projects are described in the risk factors of our annual report on Form 10-K for the fiscal year ended December 31, 2025.

The following table summarizes pre-FID development efforts and certain key milestones associated with the SPL Expansion Project and the CCL Expansion Project:

		SPL Expansion Project	CCL Expansion Project
	Expected total peak production capacity of LNG (1)	Up to ~ 20 mtpa	Up to 24 mtpa

Milestone
Regulatory (2)	FERC authorizations:
	Positive environmental assessment	Pending	Pending
	Order under Section 3 of NGA	Pending	Pending
	Certification to commence construction	Pending
DOE export authorization:
	FTA countries	✓	Pending
	Non-FTA countries	Pending	Pending

Financing	Financing	(3)	(3)

Commercialization and Other Contracting	Definitive commercial agreements	(4)	(4)
Definitive full-scope EPC contract

Target Milestone	FID (5)	2026/2027	2027/2028

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
(2)Our activities, including our expansion activities, are highly regulated and require regulatory approvals at various stages, including approvals of the FERC and DOE under Sections 3 and 7 of the NGA, as well as several other material governmental and regulatory approvals and permits. The progression of our expansion projects is dependent on receiving all regulatory approvals required within the respective stages. See our annual report on Form 10-K for the fiscal year ended December 31, 2025 for further discussion of the regulations under federal, state and local statutes, rules, regulations and laws to which we are subject and associated risk factors relating to regulations.
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

Overview of Significant Events

Our significant events since January 1, 2026 and through the filing date of this Form 10-Q include the following:

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
Commercialization
•In February 2026, we announced the execution of our second long-term LNG SPA between Cheniere Marketing and CPC Corporation, Taiwan (“CPC”), under which CPC has agreed to purchase up to approximately 1.2 mtpa of LNG from Cheniere Marketing on a DAP basis from 2026 through 2050.

Operational

•As of May 1, 2026, over 4,760 cumulative LNG cargoes totaling over 325 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Projects.
•In March 2026, substantial completion of Train 5 of the Corpus Christi Stage 3 Project was achieved.
Financial

•In March 2026, Cheniere issued and sold $1.0 billion aggregate principal amount of 5.200% Senior Notes due 2036 and $750 million aggregate principal amount of 6.000% Senior Notes due 2056, and a portion of the net proceeds was used to prepay $550 million of CCH’s outstanding borrowings under the CCH Credit Facility. Concurrently, we canceled $600 million of unused commitments under the CCH Credit Facility.
•In February 2026, Moody’s Ratings (“Moody’s”) upgraded its rating of Cheniere’s senior unsecured notes from Baa3 to Baa2 with a stable outlook. Moody’s also upgraded their rating of CCH’s senior secured notes from Baa2 to Baa1 with a stable outlook.
•In February 2026, our board of directors (our “Board”) approved an increase in our share repurchase authorization to approximately $10 billion from 2026 through 2030 with a $9 billion increase to the existing authorization.
•During the three months ended March 31, 2026, we accomplished the following pursuant to our capital allocation priorities:
◦We repurchased approximately 2.7 million shares of our common stock as part of our share repurchase program for approximately $537 million.
◦SPL redeemed or repaid $253 million aggregate principal amount of notes across its complex.
◦We paid a dividend of $0.555 per share of common stock during the three months ended March 31, 2026.
◦We continued to invest in accretive organic growth, including our investments in the Corpus Christi Stage 3 Project and the CCL Midscale Trains 8 & 9 Project, as further described under Investing Cash Flows in Sources and Uses of Cash within Liquidity and Capital Resources.

Results of Operations

Consolidated results of operations

	Three Months Ended March 31,
(in millions, except per share data)	2026	2025	Variance
Revenues
LNG revenues	$5,722	$5,305	$417
Regasification revenues	34	34	—
Other revenues	112	105	7
Total revenues	5,868	5,444	424

Operating costs and expenses
Cost of sales (excluding operating and maintenance expense and depreciation, amortization and accretion expense shown separately below)	8,318	3,571	4,747
Operating and maintenance expense	525	473	52
Selling, general and administrative expense	136	116	20
Depreciation, amortization and accretion expense	373	312	61
Other operating costs and expenses	4	11	(7)
Total operating costs and expenses	9,356	4,483	4,873

Income (loss) from operations	(3,488)	961	(4,449)

Other income (expense)
Interest expense, net of capitalized interest	(255)	(229)	(26)
Loss on modification or extinguishment of debt	(23)	—	(23)
Interest and dividend income	16	37	(21)
Other income (expense), net	(3)	20	(23)
Total other expense	(265)	(172)	(93)

Income (loss) before income taxes and NCI	(3,753)	789	(4,542)
Less: income tax provision (benefit)	(341)	121	(462)
Net income (loss)	(3,412)	668	(4,080)
Less: net income attributable to NCI	90	315	(225)
Net income (loss) attributable to Cheniere	$(3,502)	$353	$(3,855)

Net income (loss) per share attributable to common stockholders—basic and diluted	$(16.65)	$1.57	$(18.22)

Volumes loaded and recognized from the Liquefaction Projects

	Three Months Ended March 31,
	2026			2025
(in TBtu)	Operational	Commissioning	Total	Operational	Commissioning	Total
Volumes loaded during the current period	682	6	688	602	6	608
Volumes loaded during the prior period but recognized during the current period	23	1	24	39	—	39
Less: volumes loaded during the current period and in transit at the end of the period	(59)	(1)	(60)	(32)	(1)	(33)
Total volumes recognized in the current period	646	6	652	609	5	614

Components of LNG revenues and corresponding LNG volumes delivered

	Three Months Ended March 31,
	2026	2025	Variance
LNG revenues (in millions):
LNG from the Liquefaction Projects sold under third party long-term agreements (1)	$4,751	$3,768	$983
LNG from the Liquefaction Projects sold by our integrated marketing function under short-term agreements (2)	1,256	1,276	(20)
LNG procured from third parties (2)	416	64	352
Net derivative gain (loss)	(782)	117	(899)
Other revenues	81	80	1
Total LNG revenues	$5,722	$5,305	$417

Volumes delivered as LNG revenues (in TBtu):
LNG from the Liquefaction Projects sold under third party long-term agreements (1)	532	516	16
LNG from the Liquefaction Projects sold by our integrated marketing function under short-term agreements (2)	114	93	21
LNG procured from third parties (2)	36	7	29
Total volumes delivered as LNG revenues	682	616	66

(1)Long-term agreements include agreements with an initial tenor of 12 months or more.
(2)Includes volumes sold under short-term agreements and volumes sold from natural gas procured under long-term IPM agreements.

Net income (loss) attributable to Cheniere

Net income (loss) attributable to Cheniere declined by $3.9 billion during the three months ended March 31, 2026 as compared to the same period of 2025, primarily due to $4.8 billion of unfavorable changes in the fair value of agreements accounted for as derivative instruments (before tax and the impact of NCI), largely associated with our long-term IPM agreements. These increased losses were primarily attributable to widening spreads between global and U.S. domestic natural gas benchmarks and elevated global natural gas price volatility influenced in part by the tightening supply conditions, transit constraints and heightened geopolitical uncertainties from the conflict and instabilities across parts of the Middle East during 2026. Partially offsetting these losses was $462 million of favorable change in income tax provision (benefit), the recognition of $370 million in tax credits and a $225 million decrease in net income attributable to NCI.

Our operating results, excluding these items discussed above, were favorable during the three months ended March 31, 2026 as compared to the same period of 2025 due to higher total margins primarily from higher volumes delivered, which increased by 66 TBtu, largely due to the first four Trains of the Corpus Christi Stage 3 Project in operation throughout the three months ended March 31, 2026 as compared to the first Train of the Corpus Christi Stage 3 Project in operation for only half a month during the same period in 2025 and from contributions from optimization activities, and to a lesser degree from the relative portion of our cargoes sold that is subject to global LNG pricing.

Continued tightening of global natural gas and LNG supply conditions, including upstream production constraints, liquefaction capacity limitations and shipping and transit disruptions in the Middle East, together with heightened geopolitical uncertainties in key producing and consuming regions, may result in sustained volatility in global natural gas and LNG prices. Such volatility, along with fluctuations in regional price differentials, could materially impact our results of operations, cash flows and financial condition, particularly from LNG sales under spot or short-term agreements indexed to global prices. Additionally, the potential impacts of sustained volatility in global natural gas and LNG prices may also affect the fair value of our agreements accounted for as derivatives, particularly those indexed to global natural gas benchmarks.

The following is an expanded discussion of the material drivers of the variance in net income (loss) attributable to Cheniere:

Revenues

The $424 million increase in total revenues during the three months ended March 31, 2026 as compared to the same period of 2025 was primarily attributable to:
•1.3 billion increase primarily due to higher pricing per MMBtu from increased Henry Hub pricing, to which the majority of our long-term LNG sales contracts are indexed, as well as higher volumes of LNG delivered as LNG revenues between the periods; partially offset by:
•$952 million of unfavorable changes in the fair value of agreements accounted for as derivative instruments included in revenues, as further described above under the caption Net income (loss) attributable to Cheniere.

Operating costs and expenses

The $4.9 billion increase in total operating costs and expenses during the three months ended March 31, 2026 as compared to the same period of 2025 was primarily attributable to:
•$4.2 billion of unfavorable changes in the fair value of agreements accounted for as derivative instruments included in cost of sales indexed to global natural gas and LNG prices, primarily related to our long-term IPM agreements, as further described above under the caption Net income (loss) attributable to Cheniere, partially offset by a $316 million favorable change in the fair value of other agreements accounted for as derivative instruments included in cost of sales, largely due to changes in market-based locational forward price differentials for North American natural gas deliveries;
•$1.2 billion increase in the cost of natural gas feedstock, largely due to the increase in U.S. natural gas prices and increased volume of LNG delivered; partially offset by:
•$370 million reduction to cost of sales from the recognition of tax credits during the three months ended March 31, 2026, as further discussed in the Liquidity and Capital Resources section of our annual report on Form 10-K for the fiscal year ended December 31, 2025.

Income tax provision (benefit)

The $462 million of favorable variance in income tax provision (benefit) during the three months ended March 31, 2026 as compared to the same period of 2025 was primarily attributable to a lower income tax expense due to a $4.5 billion decrease in pre-tax income (loss) as well as the change in our effective tax rate, as further described below.

Our effective tax rate was 9.1% and 15.3% during the three months ended March 31, 2026 and 2025, respectively, due to a decline in our pre-tax income (loss) and the proportion of such pre-tax income attributable to CQP, which is partially not taxable to us. The effective tax rate for each of the comparable three month periods were lower than the statutory rate of 21.0% primarily due to CQP’s income that is partially not taxable to us.
Net income attributable to NCI

The $225 million decrease in net income attributable to NCI during the three months ended March 31, 2026 as compared to the same period of 2025 was primarily attributable to a $455 million decrease in CQP’s consolidated net income primarily from unfavorable changes in the fair value of agreements accounted for as derivative instruments.

Significant factors affecting our results of operations

Below are significant factors that affect our results of operations.

Gains and losses on derivative instruments

Derivative instruments, which we use to manage certain risks, are reported at fair value in our Consolidated Financial Statements, unless they satisfy criteria for, and we elect, the normal purchases and normal sales exception which applies the accrual method of accounting. For commodity derivative instruments, including those related to our long-term IPM agreements, the underlying LNG sales being economically hedged are accounted for under the accrual method of accounting, whereby revenues expected to be derived from the future LNG sales are recognized only upon delivery or realization of the underlying transaction. Notwithstanding the operational intent to mitigate risk exposure over time, the recognition of derivative instruments at fair value has the effect of recognizing gains or losses relating to future period exposure, and given the significant volumes, long-term duration and volatility in price basis for certain of our derivative contracts, the use of derivative instruments may result in continued volatility of our results of operations based on changes in market pricing, counterparty credit risk and other relevant factors that may be outside of our control. For example, as described in Note 5—Derivative Instruments of our Notes to Consolidated Financial Statements, the fair value of the Liquefaction Supply Derivatives incorporates, as applicable, market participant-based assumptions pertaining to certain contractual uncertainties, including those related to the availability of market information for delivery points, which may require future development of infrastructure, as well as the timing of satisfaction of certain events or development of infrastructure to support natural gas gathering and transport. We may recognize changes in fair value through earnings that could significantly impact our results of operations if and when such uncertainties are resolved.

Commissioning volumes

Prior to substantial completion of a Train, amounts received from the sale of commissioning volumes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train and are necessary activities to bring the asset to the condition for its intended use. During the three months ended March 31, 2026 and 2025, we realized offsets to LNG terminal costs of $47 million corresponding to 6 TBtu of LNG and $48 million corresponding to 5 TBtu of LNG, respectively, that was related to the sale of commissioning volumes associated with the Corpus Christi Stage 3 Project.

Additional liquefaction capacities

The Corpus Christi Stage 3 Project and CCL Midscale Trains 8 & 9 Project are currently under construction and are expected to add over 15 mtpa of operational liquefaction capacity, inclusive of estimated debottlenecking opportunities, once all Trains reach substantial completion, of which approximately 8 mtpa is still under construction as of March 31, 2026. As of March 31, 2026, the first five Trains of the Corpus Christi Stage 3 Project were in operation, while as of March 31, 2025, only the first Train of the Corpus Christi Stage 3 Project was in operation. The operation and maintenance of these Trains and increased LNG volumes produced are expected to result in higher revenues and operating costs and expenses. However, prior to the commencement of long-term SPAs associated with these volumes, the additional volumes will be sold by our integrated marketing function at prevailing market prices. Additionally, potential expansion projects that increase the amount of LNG volumes produced, including those discussed above in Disciplined Accretive Growth, would also be expected to result in higher revenues and operating costs and expenses.

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

The table below provides a summary of our available liquidity (in millions). Future material sources of liquidity are discussed below.

March 31, 2026
Cash and cash equivalents (1)	$1,305
Restricted cash and cash equivalents (1)	463
Available commitments under our credit facilities (2):
SPL Revolving Credit Facility	831
CQP Revolving Credit Facility	1,000
CCH Credit Facility	2,110
CCH Working Capital Facility	1,390
Cheniere Revolving Credit Facility	1,250
Total available commitments under our credit facilities	6,581

Total available liquidity	$8,349

(1)Amounts presented include $279 million of cash and cash equivalents and $22 million of restricted cash and cash equivalents held by our consolidated VIE, all of which were related to CQP, as discussed in Note 6—Non-Controlling Interests and Variable Interest Entities of our Notes to Consolidated Financial Statements.
(2)Available commitments represent total commitments less loans outstanding and letters of credit issued under each of our credit facilities as of March 31, 2026. See Note 8—Debt of our Notes to Consolidated Financial Statements for additional information on our credit facilities and other debt instruments.

Our liquidity position subsequent to March 31, 2026 will be driven by future sources of liquidity and future cash requirements. For a discussion of our future sources and uses of liquidity, see the liquidity and capital resources disclosures in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 31, 2025.

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

Corpus Christi LNG Terminal Expansion

The following table summarizes the project completion and construction status of the Corpus Christi Stage 3 Project and the CCL Midscale Trains 8 & 9 Project as of March 31, 2026:

	Corpus Christi Stage 3 Project	CCL Midscale Trains 8 & 9 Project
Overall project completion percentage	96.5%	36.9%
Completion percentage of:
Engineering	99.7%	85.8%
Procurement	100.0%	51.7%
Subcontract work	96.8%	41.3%
Construction	91.0%	2.5%
Date of expected substantial completion	1H 2026 - 2H 2026 (1)	2H 2028

(1)As of March 31, 2026, substantial completions of the first five of seven midscale Trains of the Corpus Christi Stage 3 Project have been achieved.

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

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$1,080	$1,228
Net cash used in investing activities	(742)	(549)
Net cash used in financing activities	(149)	(997)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(5)	(4)
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	$184	$(322)
Operating Cash Flows

The $148 million decrease between the periods was primarily related to a more significant decrease in net working capital in the current period as compared to prior period due to differences in timing of cash collections from the sale of LNG cargoes and payments to suppliers. Also contributing to the decrease in operating cash flows was cash used for settlement of derivative instruments during the three months ended March 31, 2026 compared to cash provided by settlement of derivative instruments during the same period in 2025. Partially offsetting these decreases was increased cash receipts from the sale of LNG cargoes due to higher revenue from increased Henry Hub pricing and higher production volume, as explained above in Results of Operations.

Investing Cash Flows

Our investing net cash outflows primarily related to: (1) construction costs for the Corpus Christi Stage 3 Project, which were $414 million and $321 million during the three months ended March 31, 2026 and 2025, respectively; (2) $247 million of costs paid for the CCL Midscale Trains 8 & 9 Project during the three months ended March 31, 2026, primarily related to procurement and engineering; and (3) optimization and other site improvement projects during both periods. We expect to continue to incur capital expenditures for the Corpus Christi Stage 3 Project and the CCL Midscale Trains 8 & 9 Project as construction progresses on these projects.

Financing Cash Flows

The following table summarizes our financing activities (in millions):

	Three Months Ended March 31,
	2026	2025
Proceeds from issuances of debt and borrowings	$2,543	$125
Redemptions and repayments of debt	(1,603)	(425)
Distributions to NCI	(202)	(200)
Contributions from redeemable NCI	—	38
Redemption of redeemable NCI	(136)	—
Payments related to tax withholdings for share-based compensation	(36)	(44)
Repurchase of common stock, inclusive of excise taxes paid	(537)	(363)
Dividends to stockholders	(117)	(112)
Other, net	(61)	(16)
Net cash used in financing activities	$(149)	$(997)

Proceeds from Issuances of Debt and Borrowings

The following table shows the proceeds from issuances of debt and borrowings, including intra-quarter activity (in millions):

	Three Months Ended March 31,
	2026	2025
Cheniere:
5.200% Senior Notes due 2036	$997	$—
6.000% Senior Notes due 2056	746	—
Cheniere Revolving Credit Facility	700	—

SPL:
SPL Revolving Credit Facility	—	125

CCH:
CCH Working Capital Facility	100	—
Total proceeds from issuances of debt and borrowings	$2,543	$125

Debt Redemptions and Repayments

The following table shows the redemptions and repayments of debt, including intra-quarter activity (in millions):

	Three Months Ended March 31,
	2026	2025
Cheniere:
Cheniere Revolving Credit Facility	$(700)	$—

SPL:
5.625% Senior Secured Notes due 2025	—	(300)
5.875% Senior Secured Notes due 2026	(200)	—
4.747% weighted average rate Senior Notes due 2037	(53)	—
SPL Revolving Credit Facility	—	(125)

CCH:
CCH Working Capital Facility	(100)	—
CCH Credit Facility	(550)	—
Total redemptions and repayments of debt	$(1,603)	$(425)

Repurchase of Common Stock

During the three months ended March 31, 2026 and 2025, we paid $537 million and $350 million to repurchase approximately 2.7 million and 1.6 million shares of our common stock, respectively, under our share repurchase program. Additionally, the Internal Revenue Service imposes an excise tax of 1% on the fair market value of our stock repurchases less our stock issuances, and we paid $13 million of such excise taxes during the three months ended March 31, 2025 related to our repurchases during the fiscal year 2023. In April 2026, we paid $26 million of excise taxes related to our repurchases during the fiscal year 2025. In February 2026, our Board approved an increase in our share repurchase authorization to approximately $10 billion from 2026 through 2030 with a $9 billion increase to the existing authorization. As of March 31, 2026, we had approximately $9.7 billion remaining under our share repurchase program.
Cash Dividends to Stockholders

During the three months ended March 31, 2026 and 2025, we paid dividends of $0.555 and $0.500 per share of common stock for a total of $117 million and $112 million, respectively.

On April 28, 2026, we declared a quarterly dividend of $0.555 per share of common stock that is payable on May 19, 2026 to stockholders of record as of the close of business on May 11, 2026.
Summary of Critical Accounting Estimates

The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2025.

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

	March 31, 2026		December 31, 2025
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(1,718)	$3,075	$2,865	$2,722
LNG Trading Derivatives	(405)	37	(17)	1

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are, and may in the future be, involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. There have been no material changes to the legal proceedings disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2025.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2025.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes share repurchases for the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans (in millions) (1)
January 1-31, 2026	2,238,535	$200.30	2,238,535	$752
February 1-28, 2026	412,354	$214.91	412,354	$9,663
March 1-31, 2026	—	$—	—	$9,663
Total	2,650,889		2,650,889

(1)In February 2026, our Board approved an increase in our share repurchase authorization to approximately $10 billion from 2026 through 2030 with a $9 billion increase to the existing authorization.

ITEM 5.    OTHER INFORMATION

Rule 10-b5-1 Trading Arrangements

Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits our directors and executive officers to enter into trading plans designed to comply with Rule 10b5-1. During the three-month period ending March 31, 2026, none of our executive officers or directors adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6.    EXHIBITS

Exhibit No.
Description
4.1
Indenture, dated as of March 19, 2026, between Cheniere Energy, Inc., as issuer, and the Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 19, 2026).

4.2
First Supplemental Indenture, dated as of March 19, 2026, between Cheniere Energy, Inc., as issuer, and the Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 19, 2026).

4.3
Second Supplemental Indenture, dated as of March 19, 2026, between Cheniere Energy, Inc., as issuer, and the Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 19, 2026).

10.1*
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Liquefaction Stage 3 Project, dated March 1, 2022, by and between CCL and Bechtel Energy, Inc.: (i) the Change Order CO-00116 Stage 3 VI-GO Fall Arrest System, dated December 1, 2025, (ii) the Change Order CO-00117 Train 2-4 FERC Refrigerant Staging and Fittings Changeout, dated January 26, 2026, (iii) the Change Order CO-00118 Thermoplastic Striping for Road Markings, dated January 26, 2026, and (iv) the Change Order CO-00119, Liquilink (Engineering and Hazop Only), dated January 26, 2026 (Portions of this exhibit have been omitted.)

10.2
Registration Rights Agreement, dated as of March 19, 2026, between Cheniere Energy, Inc., as issuer, and Goldman Sachs & Co. LLC, as representative of the initial purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on March 19, 2026).

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

CHENIERE ENERGY, INC.

Date:	May 6, 2026	By:	/s/ Zach Davis
Zach Davis
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	May 6, 2026	By:	/s/ David Slack
David Slack
Senior Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)