Form 10-Q
period 2026-06-30
Cheniere Energy, Inc.
filed 2026-08-06
CIK 3570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2026, the issuer had 206,534,158 shares of Common Stock outstanding.

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
NPNS
normal purchases and normal sales, an elective scope exception available under Accounting Standards Codification Topic 815, Derivatives and Hedging, which excludes qualifying physical commodity contracts from derivative accounting

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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of June 30, 2026, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

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

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
LNG revenues	$5,640	$4,515	$11,362	$9,820
Regasification revenues	34	34	68	68
Other revenues	58	92	170	197
Total revenues	5,732	4,641	11,600	10,085

Operating costs and expenses
Cost of sales (excluding operating and maintenance expense and depreciation, amortization and accretion expense shown separately below)	439	1,117	8,757	4,688
Operating and maintenance expense	533	559	1,058	1,032
Selling, general and administrative expense	88	99	224	215
Depreciation, amortization and accretion expense	380	329	753	641
Other operating costs and expenses	2	7	6	18
Total operating costs and expenses	1,442	2,111	10,798	6,594

Income from operations	4,290	2,530	802	3,491

Other income (expense)
Interest expense, net of capitalized interest	(287)	(237)	(542)	(466)
Interest and dividend income	19	31	35	68
Other income (expense), net	(14)	(1)	(40)	19
Total other expense	(282)	(207)	(547)	(379)

Income before income taxes and NCI	4,008	2,323	255	3,112
Less: income tax provision	366	426	25	547
Net income	3,642	1,897	230	2,565
Less: net income attributable to NCI	574	271	664	586
Net income (loss) attributable to Cheniere	$3,068	$1,626	$(434)	$1,979

Net income (loss) per share attributable to common stockholders—basic (1)	$14.68	$7.32	$(2.08)	$8.87
Net income (loss) per share attributable to common stockholders—diluted (1)	$14.65	$7.30	$(2.08)	$8.85

Weighted average number of common shares outstanding—basic	209.0	221.8	209.7	222.6
Weighted average number of common shares outstanding—diluted	209.5	222.3	209.7	223.2
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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (1)
(in millions, except share data)
(unaudited)

	June 30,	December 31,
	2026	2025

ASSETS
Current assets
Cash and cash equivalents	$1,099	$1,099
Restricted cash and cash equivalents	420	485
Trade and other receivables, net of current expected credit losses	1,335	1,380
Inventory	723	524
Current derivative assets	156	9
Margin deposits	126	76
Prepaid expenses	117	72
Other current assets, net	136	47
Total current assets	4,112	3,692
Property, plant and equipment, net of accumulated depreciation	37,154	35,755
Operating lease assets	2,516	2,700
Deferred NPNS assets	2,195	—
Derivative assets	735	4,663
Other non-current assets, net	1,260	1,072
Total assets	$47,972	$47,882

LIABILITIES, REDEEMABLE NCI AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$293	$123
Accrued liabilities	1,676	2,081
Current debt, net of unamortized discount and debt issuance costs	1,411	306
Deferred revenue	116	150
Current operating lease liabilities	562	539
Current portion of deferred NPNS liabilities	166	—
Current derivative liabilities	377	618
Other current liabilities	122	99
Total current liabilities	4,723	3,916
Long-term debt, net of unamortized discount and debt issuance costs	22,632	22,507
Operating lease liabilities	1,951	2,163
Deferred NPNS liabilities	1,740	—
Derivative liabilities	301	1,208
Deferred tax liabilities	3,629	3,698
Other non-current liabilities	1,506	1,312
Total liabilities	36,482	34,804

Redeemable NCI	—	136

Stockholders’ equity
Preferred stock: $0.0001 par value, 5.0 million shares authorized, none issued	—	—
Common stock: $0.003 par value, 480.0 million shares authorized; 279.6 million shares and 279.2 million shares issued at June 30, 2026 and December 31, 2025, respectively	1	1
Treasury stock: 71.7 million shares and 66.8 million shares at June 30, 2026 and December 31, 2025, respectively, at cost	(9,949)	(8,852)
Additional paid-in-capital	4,566	4,523
Retained earnings	11,573	12,243
Total Cheniere stockholders’ equity	6,191	7,915
NCI	5,299	5,027
Total stockholders’ equity	11,490	12,942
Total liabilities, redeemable NCI and stockholders’ equity	$47,972	$47,882

(1)Amounts presented include balances held by our VIEs, all of which were related to CQP as of June 30, 2026, and substantially all of which were related to CQP as of December 31, 2025. As of June 30, 2026, total assets and liabilities of our VIEs were $17.2 billion and $16.9 billion, respectively, as further detailed in Note 6—Non-Controlling Interests and Variable Interest Entities, including $443 million of cash and cash equivalents and $23 million of restricted cash and cash equivalents.
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NON-CONTROLLING INTEREST
(in millions)
(unaudited)

Three and Six Months Ended June 30, 2026
	Total Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	NCI	Total Equity	Redeemable NCI (1)
	Shares	Par Value Amount	Shares	Amount
Balance at December 31, 2025	212.4	$1	66.8	$(8,852)	$4,523	$12,243	$5,027	$12,942	$136
Net income (loss)	—	—	—	—	—	(3,502)	92	(3,410)	(2)
Dividends declared ($0.555 per common share) and dividend equivalents accrued	—	—	—	—	—	(117)	—	(117)	—
Shares repurchased, at cost and inclusive of excise taxes	(2.7)	—	2.7	(542)	—	—	—	(542)	—
Accretion of redeemable NCI (2)	—	—	—	—	—	(2)	—	(2)	2
Distributions to NCI	—	—	—	—	—	—	(202)	(202)	—
Vesting of share-based compensation awards	0.4	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	39	—	—	39	—
Issued shares withheld from employees related to share-based compensation, at cost	—	—	—	—	(36)	—	—	(36)	—
Redemption of Redeemable NCI	—	—	—	—	—	—	—	—	(136)
Balance at March 31, 2026	210.1	1	69.5	(9,394)	4,526	8,622	4,917	8,672	—
Net income	—	—	—	—	—	3,068	574	3,642	—
Dividends declared ($0.555 per common share) and dividend equivalents accrued	—	—	—	—	—	(117)	—	(117)	—
Shares repurchased, at cost and inclusive of excise taxes	(2.2)	—	2.2	(555)	—	—	—	(555)	—
Distributions to NCI	—	—	—	—	—	—	(192)	(192)	—
Share-based compensation	—	—	—	—	41	—	—	41	—
Issued shares withheld from employees related to share-based compensation, at cost	—	—	—	—	(1)	—	—	(1)	—
Balance at June 30, 2026	207.9	$1	71.7	$(9,949)	$4,566	$11,573	$5,299	$11,490	$—

(1)Redeemable NCI represents the economic interest held by a third party in one of our consolidated VIEs that was redeemable for cash under certain circumstances, including those that are outside of our control. As such, the economic interest was not a component of permanent equity on our Consolidated Balance Sheets. In January 2026, we redeemed the remaining redeemable NCI in our consolidated VIE that has an equity interest in the Gregory Power Plant, as described in Note 6—Non-Controlling Interests and Variable Interest Entities, at a price that approximated our carrying value. As of June 30, 2026, we owned 100% of the equity interest in this entity.
(2)Amount in retained earnings presented net of tax.
The accompanying notes are an integral part of these consolidated financial statements.

Three and Six Months Ended June 30, 2025
	Total Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	NCI	Total Equity	Redeemable NCI (1)
	Shares	Par Value Amount	Shares	Amount
Balance at December 31, 2024	224.0	$1	54.7	$(6,136)	$4,452	$7,382	$4,354	$10,053	$7
Net income (loss)	—	—	—	—	—	353	317	670	(2)
Dividends declared ($0.50 per common share) and dividend equivalents accrued	—	—	—	—	—	(113)	—	(113)	—
Shares repurchased, at cost and inclusive of excise taxes	(1.6)	—	1.6	(352)	—	—	—	(352)	—
Accretion of redeemable NCI (2)	—	—	—	—	—	(2)	—	(2)	2
Distributions to NCI	—	—	—	—	—	—	(200)	(200)	—
Contributions from redeemable NCI	—	—	—	—	—	—	—	—	38
Vesting of share-based compensation awards	0.4	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	40	—	—	40	—
Issued shares withheld from employees related to share-based compensation, at cost	—	—	—	—	(44)	—	—	(44)	—
Balance at March 31, 2025	222.8	1	56.3	(6,488)	4,448	7,620	4,471	10,052	45
Net income (loss)	—	—	—	—	—	1,626	273	1,899	(2)
Dividends declared ($0.50 per common share declared each on April 29, 2025 and on June 17, 2025) and dividend equivalents accrued	—	—	—	—	—	(222)	—	(222)	—
Shares repurchased, at cost and inclusive of excise taxes	(1.4)	—	1.4	(310)	—	—	—	(310)	—
Accretion of redeemable NCI (2)	—	—	—	—	—	(3)	—	(3)	4
Distributions to NCI	—	—	—	—	—	—	(200)	(200)	—
Contributions from redeemable NCI	—	—	—	—	—	—	—	—	11
Vesting of share-based compensation awards	0.1	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	37	—	—	37	—
Issued shares withheld from employees related to share-based compensation, at cost	—	—	—	—	(2)	—	—	(2)	—
Balance at June 30, 2025	221.5	$1	57.7	$(6,798)	$4,483	$9,021	$4,544	$11,251	$58

(1)Redeemable NCI represents the economic interest held by a third party in one of our consolidated VIEs that was redeemable for cash under certain circumstances, including those that are outside of our control. As such, the economic interest was not a component of permanent equity on our Consolidated Balance Sheets. In January 2026, we redeemed the remaining redeemable NCI in our consolidated VIE that has an equity interest in the Gregory Power Plant, as described in Note 6—Non-Controlling Interests and Variable Interest Entities, at a price that approximated our carrying value. As of June 30, 2026, we owned 100% of the equity interest in this entity.
(2)Amount in retained earnings presented net of tax.
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$230	$2,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion expense	753	641
Share-based compensation expense	115	105
Amortization of discount and debt issuance costs	20	19
Reduction of right-of-use assets	277	310
Total losses (gains) on derivative instruments, net	3,118	(958)
Net cash provided by (used for) settlement of derivative instruments	(834)	193
Deferred taxes	(73)	454
Other, net	47	(1)
Changes in operating assets and liabilities:
Trade and other receivables	41	(29)
Inventory	(210)	19
Other non-current assets	56	(25)
Accounts payable and accrued liabilities	(213)	(789)
Total deferred revenue	(45)	(36)
Total operating lease liabilities	(282)	(307)
Other non-current liabilities	(216)	—
Other, net	(126)	(102)
Net cash provided by operating activities	2,658	2,059

Cash flows from investing activities
Property, plant and equipment, net of proceeds from commissioning sales of LNG of $85 million and $52 million, respectively	(1,916)	(1,647)
Proceeds from sale of equity method investment	—	80
Other, net	(11)	(8)
Net cash used in investing activities	(1,927)	(1,575)

Cash flows from financing activities
Proceeds from issuances of debt and borrowings	4,511	265
Redemptions and repayments of debt and borrowings	(3,263)	(565)
Distributions to NCI	(394)	(400)
Contributions from redeemable NCI	—	49
Redemption of redeemable NCI	(136)	—
Payments related to tax withholdings for share-based compensation	(37)	(46)
Repurchase of common stock, inclusive of excise taxes paid	(1,113)	(690)
Dividends to stockholders	(233)	(223)
Other, net	(128)	(43)
Net cash used in financing activities	(793)	(1,653)

Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(3)	(4)

Net decrease in cash, cash equivalents and restricted cash and cash equivalents	(65)	(1,173)
Cash, cash equivalents and restricted cash and cash equivalents—beginning of period	1,584	3,190
Cash, cash equivalents and restricted cash and cash equivalents—end of period	$1,519	$2,017

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We operate natural gas liquefaction and export facilities located in Cameron Parish, Louisiana at Sabine Pass and near Corpus Christi, Texas (respectively, the “Sabine Pass LNG Terminal” and “Corpus Christi LNG Terminal”), with total expected production capacity of over 60 mtpa of LNG, inclusive of estimated debottlenecking opportunities, of which over 6 mtpa was under construction and the remainder was in operation as of June 30, 2026, comprised of the following:
•over 30 mtpa of total production capacity in operation from natural gas liquefaction facilities at the Sabine Pass LNG Terminal owned by CQP (the “SPL Project”). The Sabine Pass LNG Terminal also has five LNG storage tanks, vaporizers and three marine berths. CQP also owns and operates a 94-mile natural gas supply pipeline that interconnects the Sabine Pass LNG Terminal with several large interstate and intrastate pipelines (the “Creole Trail Pipeline”). As of June 30, 2026, we owned 100% of the general partner interest, a 48.6% limited partner interest and 100% of the incentive distribution rights of CQP.
•over 30 mtpa of total expected production capacity, inclusive of estimated debottlenecking opportunities, including over 6 mtpa under construction and the remainder in operation as of June 30, 2026, from our natural gas liquefaction facilities at the Corpus Christi LNG Terminal, of which we have 100% ownership interest. The Corpus Christi LNG Terminal also has three LNG storage tanks and two marine berths. We also own an approximately 21-mile natural gas supply pipeline that interconnects the Corpus Christi LNG Terminal with several large interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline”). The projects under construction at the Corpus Christi LNG Terminal include:
◦a project consisting of seven midscale Trains that is expected to add total production capacity of over 10 mtpa of LNG once fully completed (the “Corpus Christi Stage 3 Project”), with over 1 mtpa under construction and the remainder in operation from the first six midscale Trains that have reached substantial completion as of June 30, 2026; and
◦a project consisting of two additional midscale Trains that is expected to add total production capacity of approximately 5 mtpa of LNG once fully completed, inclusive of estimated debottlenecking opportunities (the “CCL Midscale Trains 8 & 9 Project” and together with the existing assets at the Corpus Christi LNG Terminal, the Corpus Christi Stage 3 Project and the Corpus Christi Pipeline, the “CCL Project”), which was under construction as of June 30, 2026.
In addition to the SPL Project and the CCL Project (collectively, the “Liquefaction Projects”), we are developing expansion projects to provide additional liquefaction capacity at both the Sabine Pass LNG Terminal and the Corpus Christi LNG Terminal and are commercializing to support the additional liquefaction capacity associated with these potential expansion projects. At the Sabine Pass LNG Terminal, we are developing a two-phased expansion adjacent to the SPL Project, inclusive of three liquefaction trains and supporting infrastructure, with an expected total peak production capacity of up to approximately 20 mtpa of LNG, inclusive of estimated debottlenecking opportunities (the “SPL Expansion Project”). In May 2026, SPL Stage V entered into a lump sum, turnkey EPC contract with Bechtel Energy, Inc. for the first phase of the SPL Expansion Project and issued a limited notice to proceed to commence early engineering and procurement. These projects or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before our board of directors (our “Board”) makes a positive FID.

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

Results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2026.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Accounting for Derivative Instruments

In June 2026, we designated the NPNS scope exception under Accounting Standards Codification Topic 815, Derivatives and Hedging, for certain IPM agreements providing for natural gas deliveries along the U.S. Gulf Coast. This designation comprised approximately 73% of total fixed minimum contractual IPM agreement volumes at the designation date. The remaining 27% of such total volumes was comprised of agreements for which deliveries occur upstream of our liquefaction facilities and were excluded from the NPNS designation. This exception is available for contracts that are expected to be physically settled and used or sold in the normal course of business, which is consistent with our intended purpose to consume the delivered physical natural gas to produce LNG. Our designation considered increased observable U.S. Gulf Coast third-party physical natural gas market activity involving contracts indexed to global LNG or natural gas prices, among other factors, in evaluating whether the pricing mechanism is consistent with the economics of the underlying physical market. As a result of this designation, these agreements are no longer accounted for as derivative instruments that are measured at fair value on a recurring basis. Instead, the agreements are accounted for on a delivery basis upon physical receipt of the natural gas. The estimated fair values of these agreements as of the designation date were established as the new cost basis and are being amortized into cost of sales on a systematic basis over the remaining expected terms of the agreements. Because recognition is based on the timing and volume of contract deliveries, the amounts recognized in any reporting period are expected to vary and are not expected to follow a linear pattern. These non-cash amounts reflect the amortization of deferred gains and losses established at the designation date rather than changes in current-period market prices. If it is determined that the contracts designated as NPNS no longer meet the scope exception, the contracts would be recorded at fair value and any gains and losses would be immediately recognized in earnings.

As a result of the designation, the carrying amounts of the NPNS-designated agreements were reclassified on our Consolidated Balance Sheets from current derivative assets, derivative assets, current derivative liabilities and derivative liabilities as follows (in millions):

New Consolidated Balance Sheet Location	Amount Reclassified
Other current assets	$68
Deferred NPNS assets	2,195
Current portion of deferred NPNS liabilities	(174)
Deferred NPNS liabilities	(1,740)
Total deferred NPNS assets and liabilities	$349

The following table presents management’s current estimated net gains (losses) from the amortization of the remaining balance of the deferred NPNS assets and liabilities as of the designation date (in millions), which is based on estimated recognition periods of contractual delivery schedules as of the balance sheet date and may change if contract volumes, delivery timing, or contract modifications differ from current expectations:

Years Ending December 31,	Estimated gain (loss) from amortization of deferred NPNS assets and liabilities
2026 (1)	$56
2027	100
2028	101
2029	85
2030	56
Thereafter	(747)
Total estimated amortization	$(349)

(1)For the six months ended June 30, 2026, we recorded a gain from amortization of $5 million.

Prior to the designation date, we recognized $1.8 billion and $(2.2) billion of derivative gains (losses) during the three and six months ended June 30, 2026, respectively, and derivative gains of $1.0 billion and $929 million for the same periods of 2025, respectively, for the designated agreements.

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

NOTE 2—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses, consisted of the following (in millions):

	June 30,	December 31,
	2026	2025
Trade receivables
SPL and CCL	$554	$755
Cheniere Marketing	662	472
Other subsidiaries	12	10
Total trade receivables	1,228	1,237
Other receivables
SPL and CCL	37	54
Other subsidiaries	70	89
Total other receivables	107	143
Total trade and other receivables, net of current expected credit losses	$1,335	$1,380

Upon collection of our receivables by SPL and CCL, cash will be immediately restricted for the payment of liabilities related to the Liquefaction Projects.

NOTE 3—INVENTORY

Inventory consisted of the following (in millions):

	June 30,	December 31,
	2026	2025
Materials	$291	$275
LNG in-transit	256	102
LNG	120	84
Natural gas	23	33
Other	33	30
Total inventory	$723	$524

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 4—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	June 30,	December 31,
	2026	2025
Terminal and related assets
Terminal and interconnecting pipeline facilities	$40,426	$38,422
Land	905	745
Construction-in-process	3,529	4,096
Accumulated depreciation	(9,102)	(8,434)
Total terminal and related assets, net of accumulated depreciation	35,758	34,829
Fixed assets and other assets
Fixed assets and other assets	265	260
Accumulated depreciation	(202)	(195)
Total fixed assets and other assets, net of accumulated depreciation	63	65
Assets under finance leases
Marine assets	1,605	1,060
Accumulated depreciation	(272)	(199)
Total assets under finance leases, net of accumulated depreciation	1,333	861
Property, plant and equipment, net of accumulated depreciation	$37,154	$35,755

The following table shows depreciation expense and offsets to terminal assets (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation expense	$378	$327	$749	$636
Sales proceeds earned from commissioning sales of LNG offset to terminal assets (1)	31	7	78	55

(1)We realize offsets to terminal assets for sales proceeds from commissioning volumes that were earned or loaded prior to the start of commercial operations of the respective Train during the testing phase for its construction.

NOTE 5—DERIVATIVE INSTRUMENTS

We have the following contracts accounted for as derivative instruments:
•commodity contracts consisting of the following (collectively, “Commodity Derivatives”):
◦natural gas and power supply contracts, including certain of our long-term IPM agreements for which we have not designated as NPNS, as described in Note 1—Nature of Operations and Basis of Presentation, for the development, commissioning and operation of the Liquefaction Projects and expansion projects, as well as the associated economic hedges (collectively, the “Liquefaction Supply Derivatives”); and,
◦LNG contracts in which we have contractual net settlement and economic hedges on the exposure to the commodity markets in which we have contractual arrangements to purchase or sell physical LNG (collectively, “LNG Trading Derivatives”); and
•Foreign currency exchange (“FX”) contracts to hedge exposure to currency risk associated with cash flows denominated in currencies other than U.S. dollar (“FX Derivatives”), associated with both LNG Trading Derivatives and operations in countries outside of the U.S.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis, distinguished by the fair value hierarchy levels prescribed by GAAP (in millions):

	Fair Value Measurements as of
	June 30, 2026				December 31, 2025
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability) (1)	$—	$(51)	$306	$255	$—	$(37)	$2,902	$2,865
LNG Trading Derivatives liability	—	(57)	—	(57)	—	(17)	—	(17)
FX Derivatives asset (liability)	—	15	—	15	—	(2)	—	(2)

(1)As described in Note 1—Nature of Operations and Basis of Presentation, in June 2026, we designated the NPNS scope exception for certain IPM agreements, which resulted in these agreements being no longer accounted for as derivative instruments as of the designation date. The fair value of such agreements was an asset of $2.5 billion as of December 31, 2025.

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

In developing our volatility assumptions, we acknowledge that the global LNG industry is inherently influenced by events such as unplanned supply constraints, geopolitical incidents, unusual climate events including drought and uncommonly mild, by historical standards, winters and summers, and real or threatened disruptive operational impacts to global energy infrastructure. Our current estimate of volatility includes the impact of otherwise rare events unless we believe market participants would exclude such events on account of their assertion that those events were specific to our company and deemed within our control. As applicable to our natural gas supply contracts, our fair value estimates incorporate market participant-based assumptions pertaining to certain contractual uncertainties, including those related to the availability of market information for delivery points, as well as the timing of satisfaction of certain events. We may recognize changes in fair value through earnings that could significantly impact our results of operations if and when such uncertainties are resolved.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The Level 3 fair value measurements of our natural gas positions within the Liquefaction Supply Derivatives could be impacted by a change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for the Level 3 Liquefaction Supply Derivatives as of June 30, 2026:

	Net Fair Value Asset (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Liquefaction Supply Derivatives	$306	Market approach incorporating present value techniques	Henry Hub basis spread	$(2.663) - $0.195 / $(0.120)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	85% - 362% / 188%

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Spread contemplates U.S. dollar-denominated pricing.
Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of the Liquefaction Supply Derivatives.

The following table shows the changes in the fair value of the Level 3 Liquefaction Supply Derivatives (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance, beginning of period	$(1,663)	$(1,415)	$2,902	$(801)
Realized and change in fair value gains (losses) included in net income (loss) (1):
Included in cost of sales, existing deals (2)	1,849	1,204	(2,533)	389
Included in cost of sales, new deals (3)	18	7	14	4
Purchases and settlements:
Purchases (4)	—	—	—	—
Settlements (5)	451	194	272	400
Transfers out of level 3 (6)	—	—	—	(2)
Agreements designated as NPNS and no longer measured at fair value on a recurring basis (7)	(349)	—	(349)	—
Balance, end of period	$306	$(10)	$306	$(10)
Favorable (unfavorable) changes in fair value relating to instruments still held at the end of the period	$471	$1,211	$(261)	$393

(1)Does not include the realized value associated with derivative instruments that settle through physical delivery, as settlement is equal to the contractually fixed price from trade date multiplied by contractual volume. See settlements line item in this table.
(2)Impact to earnings on deals that existed at the beginning of the period and continue to exist at the end of the period, and on the NPNS-designated agreements prior to the designation date, as further described in Note 1—Nature of Operations and Basis of Presentation.
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
(7)Represents the removal of agreements from Level 3 recurring fair value measurements upon the NPNS-designation in June 2026, as further described in Note 1—Nature of Operations and Basis of Presentation.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Commodity Derivatives

We hold Liquefaction Supply Derivatives, which are indexed to Henry Hub, global LNG or other natural gas price indices. As of June 30, 2026, the remaining fixed terms of the Liquefaction Supply Derivatives ranged up to approximately 15 years, some of which commence or accelerate upon the satisfaction of certain events.

Cheniere Marketing has historically entered into, and may from time to time enter into, LNG transactions that provide for contractual net settlement. Such transactions are accounted for as LNG Trading Derivatives along with financial commodity contracts in the form of swaps or futures. The terms of LNG Trading Derivatives range up to approximately one year.

The following table shows the notional amounts of our Commodity Derivatives:

	June 30, 2026		December 31, 2025
	Liquefaction Supply Derivatives (1)	LNG Trading Derivatives	Liquefaction Supply Derivatives (1) (2)	LNG Trading Derivatives
Notional amount, net (in TBtu)	7,749	14	12,218	39

(1)Inclusive of amounts under contracts that commence or accelerate upon the satisfaction of certain events and exclusive of unexercised extension options as of both June 30, 2026 and December 31, 2025.
(2)Includes 4,266 TBtu of Liquefaction Supply Derivatives that were designated as NPNS in June 2026, which resulted in these agreements being no longer accounted for as derivative instruments as of the designation date. See Note 1—Nature of Operations and Basis of Presentation for further discussion.

The following table shows the effect and location of our Commodity Derivatives recorded on our Consolidated Statements of Operations (in millions):

		Gain (Loss) Recognized in Consolidated Statements of Operations
	Consolidated Statements of Operations Location (1)	Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
LNG Trading Derivatives	LNG revenues	$41	$150	$(764)	$277
LNG Trading Derivatives	Cost of sales	(7)	(42)	(30)	3
Liquefaction Supply Derivatives (2)	LNG revenues	1	1	1	2
Liquefaction Supply Derivatives (2) (3)	Cost of sales	2,306	1,438	(2,346)	737

(1)Fair value fluctuations associated with activities of our Commodity Derivatives are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.
(2)Does not include the realized value associated with the Liquefaction Supply Derivatives that settle through physical delivery.
(3)Includes gains and losses from the NPNS-designated agreements prior to the designation date, as further described in Note 1—Nature of Operations and Basis of Presentation.

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
The total notional amount of our FX Derivatives was $403 million and $783 million as of June 30, 2026 and December 31, 2025, respectively.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the effect and location of our FX Derivatives recorded on our Consolidated Statements of Operations (in millions):

		Gain (Loss) Recognized in Consolidated Statements of Operations
	Consolidated Statements of Operations Location	Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
FX Derivatives	LNG revenues	$(2)	$(50)	$21	$(61)

The following table shows the fair value and location of our derivative instruments on our Consolidated Balance Sheets (in millions):

	June 30, 2026
	Liquefaction Supply Derivatives	LNG Trading Derivatives	FX Derivatives	Total
Consolidated Balance Sheets Location
Current derivative assets	$123	$17	$16	$156
Derivative assets	735	—	—	735
Total derivative assets	858	17	16	891

Current derivative liabilities	(304)	(72)	(1)	(377)
Derivative liabilities	(299)	(2)	—	(301)
Total derivative liabilities	(603)	(74)	(1)	(678)

Derivative asset (liability), net	$255	$(57)	$15	$213

	December 31, 2025
	Liquefaction Supply Derivatives	LNG Trading Derivatives	FX Derivatives	Total
Consolidated Balance Sheets Location
Current derivative assets	$7	$1	$1	$9
Derivative assets	4,663	—	—	4,663
Total derivative assets	4,670	1	1	4,672

Current derivative liabilities	(597)	(18)	(3)	(618)
Derivative liabilities	(1,208)	—	—	(1,208)
Total derivative liabilities	(1,805)	(18)	(3)	(1,826)

Derivative asset (liability), net	$2,865	$(17)	$(2)	$2,846

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Consolidated Balance Sheets Presentation

The following table reconciles the fair value of our derivative assets and liabilities on a gross basis, by contract, to net amounts as presented on our Consolidated Balance Sheets after offsetting for any balances with the same counterparty under master netting arrangements or other relevant netting criteria under GAAP (in millions):

	Liquefaction Supply Derivatives	LNG Trading Derivatives	FX Derivatives

As of June 30, 2026
Gross assets	$1,257	$38	$18
Offsetting amounts	(399)	(21)	(2)
Net assets (1)	$858	$17	$16

Gross liabilities	$(639)	$(98)	$(1)
Offsetting amounts	36	24	—
Net liabilities (2)	$(603)	$(74)	$(1)

As of December 31, 2025
Gross assets	$5,688	$2	$2
Offsetting amounts	(1,018)	(1)	(1)
Net assets (1)	$4,670	$1	$1

Gross liabilities	$(1,855)	$(54)	$(5)
Offsetting amounts	50	36	2
Net liabilities (2)	$(1,805)	$(18)	$(3)

(1)Includes current and non-current derivative assets of $156 million and $735 million, respectively, as of June 30, 2026 and $9 million and $4,663 million, respectively, as of December 31, 2025.
(2)Includes current and non-current derivative liabilities of $377 million and $301 million, respectively, as of June 30, 2026 and $618 million and $1,208 million, respectively, as of December 31, 2025.

The table below shows the collateral balances that are recorded within margin deposits and other current liabilities that are not otherwise offset against derivative assets and liabilities on our Consolidated Balance Sheets (in millions):

	Consolidated Balance Sheets Location	June 30,	December 31,
		2026	2025
Liquefaction Supply Derivatives	Margin deposits	$19	$20
Liquefaction Supply Derivatives	Other current liabilities	—	(3)
LNG Trading Derivatives	Margin deposits	107	56
LNG Trading Derivatives	Other current liabilities	—	(5)

NOTE 6—NON-CONTROLLING INTERESTS AND VARIABLE INTEREST ENTITIES

Our consolidated VIEs’ assets and liabilities related to CQP as of June 30, 2026 and substantially all related to CQP as of December 31, 2025. We own a 48.6% limited partner interest in CQP, and we also own all of the 2% general partner interest and 100% of the incentive distribution rights in CQP. The remaining 49.4% non-controlling limited partner interest in CQP is held by affiliates of Blackstone Inc. and Brookfield Asset Management, Inc. as well as the public.

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

	June 30,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$443	$182
Restricted cash and cash equivalents	23	22
Trade and other receivables, net of current expected credit losses	349	512
Inventory	165	186
Current derivative assets	3	—
Margin deposits	10	11
Prepaid expenses	62	42
Other current assets, net	3	13
Total current assets	1,058	968

Property, plant and equipment, net of accumulated depreciation	15,034	15,397
Operating lease assets	74	77
Deferred NPNS assets	669	—
Derivative assets	5	541
Other non-current assets, net	374	287
Total assets	$17,214	$17,270

LIABILITIES
Current liabilities
Accounts payable	$82	$58
Accrued liabilities	693	1,000
Current debt, net of unamortized discount and debt issuance costs	109	306
Deferred revenue	102	119
Current operating lease liabilities	5	5
Current portion of deferred NPNS liabilities	103	—
Current derivative liabilities	93	164
Other current liabilities	9	11
Total current liabilities	1,196	1,663

Long-term debt, net of unamortized discount and debt issuance costs	14,335	14,161
Operating lease liabilities	71	73
Deferred NPNS liabilities	1,081	—
Derivative liabilities	27	900
Other non-current liabilities	149	159
Total liabilities	$16,859	$16,956

NOTE 7—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	June 30,	December 31,
	2026	2025
Natural gas purchases	$905	$1,209
Terminal and related asset costs	224	306
Interest costs and related debt fees	215	219
Compensation and benefits	163	215
Tax-related liabilities	103	90
Other accrued liabilities	66	42
Total accrued liabilities	$1,676	$2,081

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 8—DEBT
Debt consisted of the following (in millions):

	June 30,	December 31,
	2026	2025
SPL:
Senior Secured Notes:
5.875% due 2026	$—	$200
5.00% due 2027	—	1,500
4.200% due 2028	1,350	1,350
4.500% due 2030	2,000	2,000
due 2037 with weighted average rate of 4.748% and 4.747% at June 30, 2026 and December 31, 2025, respectively (1)	1,677	1,730
Total SPL Senior Secured Notes	5,027	6,780
Revolving credit and guaranty agreement (the “SPL Revolving Credit Facility”)	—	—
Total debt - SPL	5,027	6,780

CQP:
Senior Notes:
4.500% due 2029	1,500	1,500
4.000% due 2031	1,500	1,500
3.25% due 2032	1,200	1,200
5.950% due 2033	1,400	1,400
5.750% due 2034	1,200	1,200
5.550% due 2035	1,000	1,000
5.350% due 2036 (the “2036 CQP Senior Notes”) (2)	1,000	—
6.050% due 2056 (the “2056 CQP Senior Notes”) (2)	750	—
Total CQP Senior Notes	9,550	7,800
Revolving credit and guaranty agreement (the “CQP Revolving Credit Facility”)	—	—
Total debt - CQP	9,550	7,800

CCH:
Senior Secured Notes:
5.125% due 2027	1,201	1,201
3.700% due 2029	1,125	1,125
3.788% weighted average rate due 2039 (1)	2,539	2,539
Total CCH Senior Secured Notes	4,865	4,865
Term loan facility agreement (the “CCH Credit Facility”)	—	550
Working capital facility agreement (the “CCH Working Capital Facility”)	—	—
Revolving credit agreement (the “CCH Revolving Credit Facility”)	65	—
Total debt - CCH	4,930	5,415

Cheniere:
Senior Notes:
4.625% due 2028	1,500	1,500
5.650% due 2034	1,500	1,500
5.200% due 2036 (the “2036 Cheniere Senior Notes”) (3)	1,000	—
6.000% due 2056 (the “2056 Cheniere Senior Notes”) (3)	750	—
Total Cheniere Senior Notes	4,750	3,000
Revolving credit agreement (the “Cheniere Revolving Credit Facility”)	—	—
Total debt - Cheniere	4,750	3,000

Total debt	24,257	22,995

Current debt, net of unamortized discount and debt issuance costs (1)	(1,411)	(306)
Unamortized discount and debt issuance costs	(214)	(182)
Total long-term debt, net of unamortized discount and debt issuance costs	$22,632	$22,507

(1)Includes notes that amortize based on a fixed amortization schedule as set forth in their respective indentures.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
(2)Issued in June 2026, pursuant to the same base indenture as the other CQP Senior Notes, supplemented by the eleventh and twelfth supplemental indentures for the 2036 CQP Senior Notes and 2056 CQP Senior Notes, respectively. See our annual report on Form 10-K for the fiscal year ended December 31, 2025 for additional information regarding the guarantee, security and redemption option of the CQP Senior Notes.
(3)Issued in March 2026, pursuant to a base indenture dated as of the issuance date, supplemented by the first and second supplemental indentures for the 2036 Cheniere Senior Notes and 2056 Cheniere Senior Notes, respectively. See our annual report on Form 10-K for the fiscal year ended December 31, 2025 for additional information regarding the guarantee, security and redemption option of the CEI Senior Notes.

Credit Facilities

Below is a summary of our committed credit facilities outstanding as of June 30, 2026 (in millions):

	SPL Revolving Credit Facility	CQP Revolving Credit Facility	CCH Credit Facility (2)	CCH Revolving Credit Facility (4)	Cheniere Revolving Credit Facility (5)
Total facility size	$1,000	$1,000	$3,260	$1,000	$1,250
Incremental commitments	—	—	—	—	500
Less:
Outstanding balance	—	—	—	65	—
Commitments prepaid or terminated	—	—	1,750	—	—
Letters of credit issued	129	—	—	110	—
Available commitment	$871	$1,000	$1,510	$825	$1,750

Priority ranking	Senior secured	Senior unsecured	Senior secured	Senior secured	Senior unsecured
Interest rate on available balance (1)	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.0% - 1.75% or base rate plus 0.0% - 0.75%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.125% - 2.0% or base rate plus 0.125% - 1.0%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.5% or base rate plus 0.5%	SOFR plus margin of 0.75% - 1.5% or base rate plus 0.0% - 0.5%	SOFR plus margin of 1.075% - 2.00% or base rate plus 0.075% - 1.00%
Commitment fees on undrawn balance (1)	0.075% - 0.30%	0.10% - 0.30%	0.525%	0.06% - 0.20%	0.090% - 0.300%
Letter of credit fees (1)	1.0% - 1.75%	1.125% - 2.0%	N/A	0.75% - 1.5%	1.075% - 2.00%
Maturity date	June 23, 2028	June 23, 2028	(3)	June 26, 2031	August 1, 2031

(1)The margins on the interest rate, the commitment fees and the letter of credit fees are subject to change based on the applicable entity’s credit rating. The interest rate and the commitment fees of the Cheniere Revolving Credit Facility are also based on the achievement of certain methane emissions management standards.
(2)During the six months ended June 30, 2026, we prepaid $550 million of outstanding borrowings under the CCH Credit Facility using proceeds from the issuance of the 2036 Cheniere Senior Notes and 2056 Cheniere Senior Notes and canceled $1.2 billion of unused commitments. In June 2026, CCH entered into an amendment to the CCH Credit Facility to, among other things, extend the availability period for disbursements of term loans to the later of the Corpus Christi Stage 3 Project completion date and December 31, 2027.
(3)The CCH Credit Facility matures the earlier of June 15, 2029 or two years after the substantial completion of the last Train of the Corpus Christi Stage 3 Project.
(4)In June 2026, CCH entered into the CCH Revolving Credit Facility, which amended and restated the CCH Working Capital Facility to, among other things, decrease the aggregate commitments by $500 million, extend the maturity date by approximately four years and reduce the rates applicable to our interest and fees.
(5)In June 2026, we entered into a Commitment Increase and Maturity Extension Agreement for the Cheniere Revolving Credit Facility to increase the aggregate commitments by $500 million and extend the maturity date by one year.

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
As of June 30, 2026, we were, and each of our subsidiaries was, in compliance with all covenants related to our respective debt agreements.

Interest Expense

Total interest expense, net of capitalized interest, consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total interest cost	$329	$298	$639	$593
Capitalized interest	(42)	(61)	(97)	(127)
Total interest expense, net of capitalized interest	$287	$237	$542	$466

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our senior notes (in millions):

	June 30, 2026		December 31, 2025
	Carrying Amount (1)	Estimated Fair Value (2)	Carrying Amount (1)	Estimated Fair Value (2)
Senior notes	$24,192	$23,839	$22,995	$22,313

(1)Carrying amounts exclude unamortized discount and debt issuance costs.
(2)As of June 30, 2026 and December 31, 2025, $3.0 billion and $3.1 billion, respectively, of the fair value of our senior notes were classified as Level 3 since these senior notes were valued by applying an unobservable illiquidity adjustment to the price derived from trades or indicative bids of instruments with similar terms, maturities and credit standing. The remainder of the fair value of our senior notes was classified as Level 2, based on prices derived from trades or indicative bids of the instruments.

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

Future annual minimum lease payments for operating and finance leases as of June 30, 2026 are as follows (in millions):

Years Ending December 31,	Operating Leases	Finance Leases
2026	$355	$103
2027	626	205
2028	425	207
2029	315	208
2030	300	208
Thereafter	1,027	958
Total lease payments (1)	3,048	1,889
Less: Interest	(535)	(476)
Present value of lease liabilities	$2,513	$1,413

(1)Does not include approximately $6.0 billion of legally binding minimum payments for leases executed as of June 30, 2026 that will commence in future periods, consisting primarily of vessel charters, with fixed minimum lease terms of up to 15 years.

The following table shows the weighted-average remaining lease term and the weighted-average discount rate for our operating leases and finance leases:

	June 30, 2026		December 31, 2025
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	7.1	9.6	7.4	8.5
Weighted-average discount rate (1)	5.2%	6.2%	5.2%	6.6%

(1)The weighted average discount rate is impacted by certain finance leases that commenced prior to the adoption of the current leasing standard under GAAP. In accordance with previous accounting guidance, the implied rate is based on the fair value of the underlying assets.

The following table includes other quantitative information for our operating and finance leases (in millions):

	Six Months Ended June 30,
	2026	2025
Right-of-use assets obtained in exchange for operating lease liabilities	$93	$402
Right-of-use assets obtained in exchange for finance lease liabilities	545	472

LNG Vessel Subleases

We sublease certain LNG vessels under charter to third parties while retaining our existing obligation to the original lessor. All of our sublease arrangements have been assessed as operating leases. The following table shows the sublease income recognized in other revenues on our Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fixed income	$4	$18	$24	$41
Variable income	7	10	39	22
Total sublease income	$11	$28	$63	$63

As of June 30, 2026, the aggregate future annual minimum sublease payment to be received from LNG vessel subleases was $2 million and is expected to be received during the remainder of the year ending December 31, 2026.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 10—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues from contracts with customers
LNG revenues (excluding net derivative gain (loss) below)	$5,600	$4,414	$12,104	$9,602
Regasification revenues	34	34	68	68
Other revenues (1)	43	59	91	126
Total revenues from contracts with customers	5,677	4,507	12,263	9,796
Net derivative gain (loss) (see Note 5)	40	101	(742)	218
Sublease income (see Note 9)	11	28	63	63
Other revenues	4	5	16	8
Total revenues	$5,732	$4,641	$11,600	$10,085

(1)Includes revenues from LNG vessel subcharters that do not qualify as leases for accounting purposes.

For the three and six months ended June 30, 2026 and 2025, we did not have any material revenue arrangements that were presented within our Consolidated Statements of Operations on a net basis.

Contract Assets and Liabilities

The following table shows our contract assets, net of current expected credit losses, which are included in other current assets, net and other non-current assets, net on our Consolidated Balance Sheets (in millions):

	June 30,	December 31,
	2026	2025
Contract assets, net of current expected credit losses	$449	$424

The following table reflects the changes in our contract liabilities, which are included in deferred revenue and other non-current liabilities on our Consolidated Balance Sheets (in millions):

Six Months Ended June 30, 2026
Balance, beginning of period	$272
Cash received but not yet recognized in revenue	94
Revenue recognized from prior period deferral	(133)
Balance, end of period	$233

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration, which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	June 30, 2026		December 31, 2025
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$109.9	9	$107.7	8
Regasification revenues	0.3	2	0.4	2
Total revenues	$110.2		$108.1

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

The following table summarizes the percentage of variable consideration earned under contracts with customers included in the table above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
LNG revenues	72%	66%	74%	69%
Regasification revenues	8%	8%	8%	8%

NOTE 11—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions, all in the ordinary course of business, as reported on our Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Other revenues
Operating agreement and construction management agreement with equity method investee (1)	$—	$—	$—	$1

Operating and maintenance expense
Natural gas transportation and storage agreements with equity method investees (1)	11	8	19	16
Natural gas transportation and storage agreements with other related party (2)	—	13	—	28

(1)On February 13, 2025, we sold all of our equity interests in one of our equity method investments to a third party. Additionally, we assigned certain operating and construction management agreements to the purchaser of such interests. Included in the table above are $1 million of other revenues and $1 million of operating and maintenance expense from the investee during the six months ended June 30, 2025.
(2)These arrangements were with a party that was related to the entity that indirectly owns a portion of CQP’s limited partner interests. Due to the sale of such interests by that entity effective May 13, 2025, this party is no longer considered a related party as of that date.

We had a related party balance of $4 million and $3 million that was recorded within accrued liabilities on our Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, respectively.

NOTE 12—INCOME TAXES

We recorded an income tax provision of $366 million and $25 million during the three and six months ended June 30, 2026, respectively, and an income tax provision of $426 million and $547 million for the same periods of 2025, which was calculated using the annual effective tax rate method.

Our effective tax rate was 9.1% and 9.8% during the three and six months ended June 30, 2026, respectively, as compared to 18.3% and 17.6% for the same periods of 2025. Our effective tax rate decreased between the comparable periods primarily due to the proportion of pre-tax income attributable to CQP, which is partially not taxable to us, and increased

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Foreign Derived Deduction Eligible Income deduction. The effective tax rate for all periods was lower than the statutory rate of 21.0% primarily due to CQP’s income that is partially not taxable to us.
NOTE 13—NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

We utilize the two-class method for computing earnings per share, which requires an allocation of earnings as if all earnings were distributed during the period to the common stockholders and participating securities. The redeemable NCI that was held by a third party in one of our consolidated VIEs was considered participating because, under certain circumstances, it was redeemable for cash at a return. Therefore, the accretion of the redeemable NCI to its redemption value, net of tax, which was recognized as a deemed dividend within retained earnings, was deducted from net income (loss) in computing net income (loss) per share attributable to common stockholders. As described in Note 6—Non-Controlling Interests and Variable Interest Entities, in January 2026, we redeemed the remaining redeemable NCI in this VIE.

The following table provides a reconciliation of net income attributable to common stockholders and basic and diluted weighted average common shares outstanding (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) attributable to Cheniere	$3,068	$1,626	$(434)	$1,979
Less: accretion of redeemable NCI, net of tax	—	3	2	5
Net income (loss) attributable to common stockholders	$3,068	$1,623	$(436)	$1,974

Weighted average common shares outstanding:
Basic	209.0	221.8	209.7	222.6
Dilutive unvested stock (1)	0.5	0.5	—	0.6
Diluted	209.5	222.3	209.7	223.2

Net income (loss) per share attributable to common stockholders—basic (2)	$14.68	$7.32	$(2.08)	$8.87
Net income (loss) per share attributable to common stockholders—diluted (2)	$14.65	$7.30	$(2.08)	$8.85

(1)Potentially dilutive securities that were not included in the diluted net loss per share computation for the six months ended June 30, 2026 were 0.5 million shares of unvested stock, because their effects would have been anti-dilutive.
(2)Earnings per share in the table may not recalculate exactly due to rounding because it is calculated based on whole numbers, not the rounded numbers presented.

On July 28, 2026, we declared a quarterly dividend of $0.555 per share of common stock that is payable on August 18, 2026 to stockholders of record as of the close of business on August 10, 2026.

NOTE 14—SHARE REPURCHASE PROGRAMS

The following table presents information with respect to common stock repurchased under our share repurchase program (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total shares repurchased	2.23	1.41	4.88	3.01
Weighted average price paid per share	$246.35	$217.38	$222.59	$218.22
Total cost of repurchases (1)	$550	$306	$1,087	$656

(1)Amount excludes associated commission fees and excise taxes incurred, which are excluded costs under the repurchase program.

In February 2026, our Board approved an increase in our share repurchase authorization to approximately $10 billion from 2026 through 2030 with a $9 billion increase to the existing authorization. As of June 30, 2026, we had approximately

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
$9.1 billion remaining under our share repurchase program. Under the share repurchase authorization, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the Securities and Exchange Commission and other applicable legal requirements. The timing and amount of any shares of Cheniere’s common stock that are repurchased under the share repurchase authorization will be determined by Cheniere’s management based on market conditions and other factors. The share repurchase authorization does not obligate Cheniere to acquire any particular amount of common stock, and may be modified, suspended or discontinued at any time or from time to time at Cheniere’s discretion.

NOTE 15—SEGMENT INFORMATION AND CUSTOMER CONCENTRATION

We have determined that we operate as a single operating and reportable segment. The measure of profit and loss regularly provided to the chief operating decision maker (“CODM”) that is most consistent with GAAP is net income (loss) attributable to Cheniere, as presented in our Consolidated Statements of Operations. This measure contributes to the CODM’s assessment of performance and resource allocation, which includes monitoring of budget versus actual results, establishing compensation and deciding on capital allocation priorities. Significant expenses regularly provided to the CODM, and included in the measure of profit and loss, are cost of sales, operating and maintenance expense and selling, general and administrative expense, as reported in our Consolidated Statements of Operations. Also provided regularly to the CODM are changes in the fair value of our derivative instruments, which are inclusive of significant noncash items, which were $2.9 billion in gains and $2.5 billion in losses for the three and six months ended June 30, 2026, respectively, and $1.5 billion and $917 million in gains for the same periods of 2025, respectively. Interest income, which is included in interest and dividend income on our Consolidated Statements of Operations, was $20 million and $34 million for the three and six months ended June 30, 2026, respectively, and $29 million and $65 million for the same periods of 2025, respectively.

The measure of segment assets is reported on our Consolidated Balance Sheets as total assets. Substantially all of our tangible long-lived assets, which consist of property, plant and equipment, are located in the U.S. Total expenditures for additions to long-lived assets are reported on our Consolidated Statements of Cash Flows.

The following table shows the concentration of our customer credit risk with 10% or more of total revenues from contracts with external customers and/or trade receivables, net of current expected credit losses and contract assets, net of current expected credit losses. Customers under common control are considered to be a single customer.

	Percentage of Total Revenues from Contracts with External Customers				Percentage of Trade Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2026	2025	2026	2025	2026	2025
Customer A	*	*	*	*	15%	15%
Customer B	*	*	*	10%	*	*
Customer C	12%	*	*	*	11%	*

* Less than 10%

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 16—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of substantive cash flow information (in millions):

	Six Months Ended June 30,
	2026	2025
Cash paid during the period for interest on debt, net of amounts capitalized	$475	$444
Cash paid for income taxes, net of refunds	30	411
Non-cash investing and financing activities (1):
Unpaid purchases of property, plant and equipment (2)	189	176
Unpaid excise tax on stock repurchased during the year	10	5
Unpaid dividends	—	111

(1)Reflects unpaid portion, as of the end of each period, of assets and liabilities recognized during the respective periods.
(2)Net of proceeds not yet collected from commissioning sales of LNG of $6 million and $3 million, respectively.
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

As of June 30, 2026, we were the largest producer of LNG in the U.S. and the second largest LNG operator globally, based on the total production capacity of our natural gas liquefaction facilities. Our total production capacity is expected to be over 60 mtpa of LNG, inclusive of estimated debottlenecking opportunities, of which over 6 mtpa was under construction and the remainder was in operation as of June 30, 2026, comprised of the following:

•over 30 mtpa of total production capacity in operation from natural gas liquefaction facilities located in Cameron Parish, Louisiana at Sabine Pass (the “SPL Project”). We own and operate the SPL Project and export facility (the “Sabine Pass LNG Terminal”), one of the largest LNG production facilities in the world, through our ownership interest in and management agreements with CQP, which is a publicly traded limited partnership. As of June 30, 2026, we owned 100% of the general partner interest, a 48.6% limited partner interest and 100% of the incentive distribution rights of CQP. The Sabine Pass LNG Terminal also has five LNG storage tanks with aggregate capacity of approximately 17 Bcfe and vaporizers with regasification capacity of approximately 4 Bcf/d, as well as three marine berths, two of which can accommodate vessels with nominal capacity of up to 266,000 cubic meters and the third berth, which can accommodate vessels with nominal capacity of up to 200,000 cubic meters. We also own and operate through CQP a 94-mile natural gas supply pipeline that interconnects the Sabine Pass LNG Terminal with several large interstate and intrastate pipelines (the “Creole Trail Pipeline”).

•over 30 mtpa of total expected production capacity, inclusive of estimated debottlenecking opportunities, including over 6 mtpa under construction and the remainder in operation as of June 30, 2026, from our natural gas liquefaction and export facility located near Corpus Christi, Texas (the “Corpus Christi LNG Terminal”), of which we have 100% ownership interest. The Corpus Christi LNG Terminal also has three LNG storage tanks with aggregate capacity of approximately 10 Bcfe and two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters. We also own and operate through CCP an approximately 21-mile natural gas supply pipeline that interconnects the Corpus Christi LNG Terminal with several large interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline”). The projects under construction at the Corpus Christi LNG Terminal include:
◦a project consisting of seven midscale Trains that is expected to add total production capacity of over 10 mtpa of LNG once fully completed (the “Corpus Christi Stage 3 Project”), with over 1 mtpa under construction and the remainder in operation from the first six midscale Trains that have reached substantial completion as of June 30, 2026; and
◦a project consisting of two additional midscale Trains that is expected to add total production capacity of approximately 5 mtpa of LNG once fully completed, inclusive of estimated debottlenecking opportunities (the “CCL Midscale Trains 8 & 9 Project” and together with the existing assets at the Corpus Christi LNG Terminal, the Corpus Christi Stage 3 Project and the Corpus Christi Pipeline, the “CCL Project”), which was under construction as of June 30, 2026.

Our long-term counterparty arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows, and include SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and long-term IPM agreements, in which a gas producer sells natural gas to us on a global LNG or natural gas index price, less a fixed liquefaction fee, shipping and other costs. The SPAs also have a variable fee component, which is primarily indexed to Henry Hub and generally structured to cover the cost of natural gas purchases, transportation and liquefaction fuel consumed to produce LNG. Since we procure most of our feedstock for LNG production from the U.S., the structure of these contracts helps limit our exposure to fluctuations in U.S. natural gas prices. Through our SPAs and long-term IPM agreements currently in effect, with approximately 15 years of weighted average remaining life as of June 30, 2026, we have contracted 90% or more of the total anticipated production from the SPL Project and the CCL Project (collectively, the “Liquefaction Projects”) through the mid-2030s, excluding volumes from contracts with terms less than 10 years and volumes from SPAs that are conditional on additional liquefaction capacity beyond what is currently in construction or operation, subject to unilateral waiver by us. LNG produced by the Liquefaction Projects that is not contracted under long-term contracts is available for Cheniere Marketing, our integrated marketing function, to sell in the global market under spot sales or other short-term agreements.

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

The following table summarizes pre-FID development efforts and certain key milestones associated with the SPL Expansion Project and the CCL Expansion Project:

		SPL Expansion Project	CCL Expansion Project
	Expected total peak production capacity of LNG (1)	Up to ~ 20 mtpa	Up to 24 mtpa

Milestone
Regulatory (2)	FERC authorizations:
	Positive environmental assessment	Pending	Pending
	Order under Section 3 of NGA	Pending	Pending
	Certification to commence construction	Pending
DOE export authorization:
	FTA countries	✓	Pending
	Non-FTA countries	Pending	Pending

Financing	Financing	(3)	(3)

Commercialization and Other Contracting	Definitive commercial agreements	(4)	(4)
	Definitive full-scope EPC contract	✓ (5)

Target Milestone	FID (6)	2026/2027	2027/2028

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

(5)In May 2026, SPL Stage V entered into a lump sum, turnkey EPC contract with Bechtel Energy, Inc. (“Bechtel”) for the first phase of the SPL Expansion Project and issued a limited notice to proceed (“LNTP”) to commence early engineering and procurement.
(6)Expected to be subject to phased FID. Any positive FID is subject to achievement of or consideration to relevant milestones and capital investment parameters described herein.

Overview of Significant Events

Our significant events since January 1, 2026 and through the filing date of this Form 10-Q include the following:

Strategic

Growth
•In June 2026, we received authorization from the FERC to increase the LNG production capacity of the previously-authorized Corpus Christi Stage 3 Project and CCL Midscale Trains 8 & 9 Project by approximately 5 mtpa in aggregate.
•In May 2026, SPL Stage V entered into a lump sum, turnkey EPC contract with Bechtel for the first phase of the SPL Expansion Project and issued an LNTP to commence early engineering and procurement.
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

Operational

•As of July 31, 2026, over 4,940 cumulative LNG cargoes totaling over 340 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Projects.
•In March and June 2026, substantial completions of Trains 5 and 6, respectively, of the Corpus Christi Stage 3 Project were achieved.
Financial

•In June 2026, we entered into the following debt transactions concurrently:
◦We entered into a Commitment Increase and Maturity Extension Agreement for the Cheniere Third Amended and Restated Revolving Credit Agreement (the “Cheniere Revolving Credit Facility”) to increase the aggregate commitments by $500 million to $1.75 billion and extend the maturity date by one year;
◦CCH entered into the $1.0 billion CCH Revolving Credit Agreement (the “CCH Revolving Credit Facility”), which amended and restated the previous working capital facility agreement (the “CCH Working Capital Facility”) to, among other things, decrease the aggregate commitments by $500 million, extend the maturity date by approximately four years and reduce the rates applicable to our interest and fees; and
◦CCH entered into an amendment to the Second Amended and Restated Term Loan Facility Agreement (the “CCH Credit Facility”) to, among other things, extend the availability period for disbursements of term loans to the later of the Corpus Christi Stage 3 Project completion date and December 31, 2027.

•In June 2026, CQP issued and sold $1.0 billion aggregate principal amount of 5.350% Senior Notes due 2036 (the “2036 CQP Senior Notes”) and $750 million aggregate principal amount of 6.050% Senior Notes due 2056 (the “2056 CQP Senior Notes”), and a portion of the net proceeds were used to fully redeem $1.5 billion aggregate principal amount of SPL’s 5.00% Senior Secured Notes due 2027 (the “2027 SPL Senior Notes”), as well as for general corporate purposes, including funding a portion of the LNTP related to the first phase of the SPL Expansion Project.
•In March 2026, Cheniere issued and sold $1.0 billion aggregate principal amount of 5.200% Senior Notes due 2036 and $750 million aggregate principal amount of 6.000% Senior Notes due 2056, and a portion of the net proceeds was used to prepay $550 million of CCH’s outstanding borrowings under the CCH Credit Facility. Concurrently, we canceled $600 million of unused commitments under the CCH Credit Facility, and in May 2026, we canceled an additional $600 million of unused commitments.
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
•During the three and six months ended June 30, 2026, we accomplished the following pursuant to our capital allocation priorities:
◦We repurchased approximately 2.2 million and 4.9 million shares of our common stock, respectively, as part of our share repurchase program for approximately $550 million and $1.1 billion, respectively.
◦SPL repaid $253 million aggregate principal amount of its senior notes during the six months ended June 30, 2026, exclusive of amounts refinanced, as noted above.
◦We paid dividends of $0.555 and $1.11 per share of common stock, respectively.
◦We continued to invest in accretive organic growth, including our investments in the Corpus Christi Stage 3 Project, the CCL Midscale Trains 8 & 9 Project and the SPL Expansion Project, as further described under Investing Cash Flows in Sources and Uses of Cash within Liquidity and Capital Resources.

Results of Operations

Consolidated results of operations

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except per share data)	2026	2025	Variance	2026	2025	Variance
Revenues
LNG revenues	$5,640	$4,515	$1,125	$11,362	$9,820	$1,542
Regasification revenues	34	34	—	68	68	—
Other revenues	58	92	(34)	170	197	(27)
Total revenues	5,732	4,641	1,091	11,600	10,085	1,515

Operating costs and expenses
Cost of sales (excluding operating and maintenance expense and depreciation, amortization and accretion expense shown separately below)	439	1,117	(678)	8,757	4,688	4,069
Operating and maintenance expense	533	559	(26)	1,058	1,032	26
Selling, general and administrative expense	88	99	(11)	224	215	9
Depreciation, amortization and accretion expense	380	329	51	753	641	112
Other operating costs and expenses	2	7	(5)	6	18	(12)
Total operating costs and expenses	1,442	2,111	(669)	10,798	6,594	4,204

Income from operations	4,290	2,530	1,760	802	3,491	(2,689)

Other income (expense)
Interest expense, net of capitalized interest	(287)	(237)	(50)	(542)	(466)	(76)
Interest and dividend income	19	31	(12)	35	68	(33)
Other income (expense), net	(14)	(1)	(13)	(40)	19	(59)
Total other expense	(282)	(207)	(75)	(547)	(379)	(168)

Income before income taxes and NCI	4,008	2,323	1,685	255	3,112	(2,857)
Less: income tax provision	366	426	(60)	25	547	(522)
Net income	3,642	1,897	1,745	230	2,565	(2,335)
Less: net income attributable to NCI	574	271	303	664	586	78
Net income (loss) attributable to Cheniere	$3,068	$1,626	$1,442	$(434)	$1,979	$(2,413)

Net income (loss) per share attributable to common stockholders—basic	$14.68	$7.32	$7.36	$(2.08)	$8.87	$(10.95)
Net income (loss) per share attributable to common stockholders—diluted	$14.65	$7.30	$7.35	$(2.08)	$8.85	$(10.93)

Volumes loaded and recognized from the Liquefaction Projects

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
(in TBtu)	Operational	Commissioning	Total	Operational	Commissioning	Total
Volumes loaded during the current period	669	3	672	1,351	9	1,360
Volumes loaded during the prior period but recognized during the current period	59	1	60	23	1	24
Less: volumes loaded during the current period and in transit at the end of the period	(71)	(1)	(72)	(71)	(1)	(72)
Total volumes recognized in the current period	657	3	660	1,303	9	1,312

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(in TBtu)	Operational	Commissioning	Total	Operational	Commissioning	Total
Volumes loaded during the current period	550	—	550	1,152	6	1,158
Volumes loaded during the prior period but recognized during the current period	32	1	33	39	—	39
Less: volumes loaded during the current period and in transit at the end of the period	(32)	—	(32)	(32)	—	(32)
Total volumes recognized in the current period	550	1	551	1,159	6	1,165

Components of LNG revenues and corresponding LNG volumes delivered

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Variance	2026	2025	Variance
LNG revenues (in millions):
LNG from the Liquefaction Projects sold under third party long-term agreements (1)	$3,548	$3,575	$(27)	$8,346	$7,343	$1,003
LNG from the Liquefaction Projects sold by our integrated marketing function under short-term agreements (2)	1,997	687	1,310	3,206	1,963	1,243
LNG procured from third parties (2)	—	86	(86)	416	150	266
Net derivative gain (loss)	40	101	(61)	(742)	218	(960)
Other revenues	55	66	(11)	136	146	(10)
Total LNG revenues	$5,640	$4,515	$1,125	$11,362	$9,820	$1,542

Volumes delivered as LNG revenues (in TBtu):
LNG from the Liquefaction Projects sold under third party long-term agreements (1)	534	496	38	1,070	1,012	58
LNG from the Liquefaction Projects sold by our integrated marketing function under short-term agreements (2)	123	54	69	233	147	86
LNG procured from third parties (2)	—	8	(8)	36	15	21
Total volumes delivered as LNG revenues	657	558	99	1,339	1,174	165

(1)Long-term agreements include agreements with an initial tenor of 12 months or more.
(2)Includes volumes sold under short-term agreements and a portion of volumes sold from natural gas procured under long-term IPM agreements.

Net income (loss) attributable to Cheniere

Net income (loss) attributable to Cheniere increased by $1.4 billion and declined by $2.4 billion during the three and six months ended June 30, 2026, respectively, as compared to the same periods of 2025.

The increase between the three month periods was primarily due to:
•$1.4 billion of favorable changes in the fair value of agreements accounted for as derivative instruments (before tax and the impact of NCI), largely associated with our long-term IPM agreements prior to the NPNS designation, as further described below, primarily due to narrowing spreads between global and U.S. domestic natural gas benchmarks and the easing of the global natural gas price volatility that began in the first quarter of 2026;
•$380 million increase in revenues, net of cost of sales and excluding changes in fair value of agreements accounted for as derivative instruments, from higher margins as a result of increased production volume, largely due to additional Trains of the Corpus Christi Stage 3 Project in operation during the three months ended June 30, 2026 compared to the same period in 2025, and from the relative portion of our cargoes sold that is subject to global LNG pricing; partially offset by:
•$303 million increase in net income attributable to NCI, as further described below under the caption Net income attributable to NCI.

The decline between the six month periods was primarily due to:
•$3.4 billion of unfavorable changes in the fair value of agreements accounted for as derivative instruments (before tax and the impact of NCI), largely associated with our long-term IPM agreements prior to the NPNS designation, as further described below, primarily attributable to elevated global natural gas price volatility influenced in part by the tightening supply conditions, transit constraints and heightened geopolitical uncertainties from the conflict and instabilities across parts of the Middle East during 2026, as well as widening spreads between global and U.S. domestic natural gas benchmarks; partially offset by:
•$522 million favorable change in income tax provision;
•$529 million increase in revenues, net of cost of sales and excluding changes in fair value of agreements accounted for as derivative instruments and $370 million in certain excise tax credits recognized in the first quarter of 2026, from higher margins from increased production volume due to additional Trains of the Corpus Christi Stage 3 Project in operation during the six months ended June 30, 2026 compared to the same period in 2025, as well as from contributions from optimization activities and the relative portion of our cargoes sold that is subject to global LNG pricing.

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

In June 2026, we designated the NPNS scope exception under Accounting Standards Codification Topic 815, Derivatives and Hedging, for certain IPM agreements providing for natural gas deliveries along the U.S. Gulf Coast. This designation comprised approximately 73% of total fixed minimum contractual IPM agreement volumes at the designation date. The remaining 27% of such total volumes was comprised of agreements for which deliveries occur upstream of our liquefaction facilities and were excluded from the NPNS designation. This exception is available for contracts that are expected to be physically settled and used or sold in the normal course of business, which is consistent with our intended purpose to consume the delivered physical natural gas to produce LNG. Our designation considered increased observable U.S. Gulf Coast third-party physical natural gas market activity involving contracts indexed to global LNG or natural gas prices, among other factors, in evaluating whether the pricing mechanism is consistent with the economics of the underlying physical market. As a result of this designation, these agreements are no longer accounted for as derivative instruments that are measured at fair value on a recurring basis. Instead, the agreements are accounted for on a delivery basis upon physical receipt of the natural gas. The estimated fair values of these agreements as of the designation date were established as the new cost basis and are being amortized into cost of sales on a systematic basis over the remaining expected terms of the agreements. Because recognition is based on the timing and volume of contract deliveries, the amounts recognized in any reporting period are expected to vary and are not expected to follow a linear pattern. These non-cash amounts reflect the amortization of deferred gains and losses established at the designation date rather than changes in current-period market prices. If it is determined that the contracts designated as NPNS no longer meet the scope exception, the contracts would be recorded at fair value and any gains and losses would be immediately recognized in earnings.

The following is an expanded discussion of the material drivers of the variance in net income (loss) attributable to Cheniere:

Revenues

The $1.1 billion and $1.5 billion increases in total revenues during the three and six months ended June 30, 2026, respectively, as compared to the same periods of 2025 were primarily attributable to:
•$1.2 billion and $2.5 billion increases, respectively, due to higher volumes of LNG delivered as LNG revenues between both the three and six month periods, and additionally due to an increase in U.S. natural gas prices between the six month periods, to which the majority of our long-term LNG sales contracts are indexed; partially offset by:
•$1.0 billion of unfavorable changes between the six month periods from the agreements accounted for as derivative instruments included in revenues, as further described above under the caption Net income (loss) attributable to Cheniere.

Operating costs and expenses

The $669 million decrease and $4.2 billion increase in total operating costs and expenses during the three and six months ended June 30, 2026, respectively, as compared to the same periods of 2025 were primarily attributable to:
•$944 million of favorable and $3.0 billion of unfavorable changes, respectively, in the fair value of agreements accounted for as derivative instruments included in cost of sales, primarily related to our long-term IPM agreements, of which $736 million of favorable and $3.1 billion of unfavorable changes, respectively, related to the changes in the fair value of NPNS-designated agreements prior to the designation date, as further described above under the caption Net income (loss) attributable to Cheniere;
•$161 million and $1.4 billion increases, respectively, in the cost of natural gas feedstock, largely due to increased volume of LNG delivered between both the three and six month periods and additionally due to an increase in U.S. natural gas prices between the six month periods;
•$51 million and $112 million increases, respectively, in depreciation, amortization and accretion expense, primarily as a result of the substantial completions of the first six Trains of the Corpus Christi Stage 3 Project; and,
•$370 million reduction to cost of sales from the recognition of certain excise tax credits during the six months ended June 30, 2026, as further discussed in the Liquidity and Capital Resources section of our annual report on Form 10-K for the fiscal year ended December 31, 2025.

Income tax provision

The $60 million favorable variance in income tax provision during the three months ended June 30, 2026 as compared to the same period of 2025 was primarily attributable to the decrease in our effective tax rate, as further described below, partially offset by a higher income tax expense due to a $1.7 billion increase in pre-tax income. The $522 million favorable variance in income tax provision during the six months ended June 30, 2026 as compared to the same period of 2025 was primarily attributable to a lower income tax expense due to a $2.9 billion decrease in pre-tax income as well as the decrease in our effective tax rate, as further described below.

Our effective tax rate was 9.1% and 9.8% for the three and six months ended June 30, 2026, respectively, as compared to 18.3% and 17.6% during the same periods of 2025, respectively. Our effective tax rate decreased between the comparable periods primarily due to the proportion of pre-tax income attributable to CQP, which is partially not taxable to us, and increased

Foreign Derived Deduction Eligible Income deduction. The effective tax rate for all periods was lower than the statutory rate of 21.0% primarily due to CQP’s income that is partially not taxable to us.
Net income attributable to NCI

The $303 million and $78 million increases in net income attributable to NCI during the three and six months ended June 30, 2026, respectively, as compared to the same periods of 2025 were primarily attributable to $608 million and $153 million increases in CQP’s consolidated net income primarily from favorable changes in the fair value of agreements accounted for as derivative instruments between the three month periods and increases in revenue, net of cost of natural gas feedstock and excluding changes in fair value of agreements accounted for as derivative instruments.

Significant factors affecting our results of operations

Below are significant factors that affect our results of operations.

Gains and losses on derivative instruments

Derivative instruments, which we use to manage certain risks, are reported at fair value in our Consolidated Financial Statements, unless they satisfy criteria for, and we designate, the normal purchases and normal sales exception which applies the accrual method of accounting.

As noted above under Net income (loss) attributable to Cheniere, due to our designation of the NPNS exception in June 2026 for certain IPM agreements previously accounted for as derivative instruments, future earnings volatility resulting from fair value market adjustments will be mitigated for those contracts that would have otherwise been marked-to-market in the absence of such designation.

Conversely, commodity contracts accounted for as derivative instruments and for which we have not designated the NPNS exception remain subject to fair value accounting in which gains and losses arising from changes in fair value affect earnings. For such contracts, the underlying LNG sales being economically hedged are accounted for under the accrual method of accounting, whereby revenues expected to be derived from the future LNG sales are recognized only upon delivery or realization of the underlying transaction. Notwithstanding the operational intent to mitigate risk exposure over time, the recognition of derivative instruments at fair value has the effect of recognizing gains or losses relating to future period exposure, and given the significant volumes, long-term duration and volatility in price basis for certain of our derivative contracts, the use of derivative instruments may result in continued volatility of our results of operations based on changes in market pricing, counterparty credit risk and other relevant factors that may be outside of our control. For example, as described in Note 5—Derivative Instruments of our Notes to Consolidated Financial Statements, the fair value of the Liquefaction Supply Derivatives incorporates, as applicable, market participant-based assumptions pertaining to certain contractual uncertainties, including those related to the availability of market information for delivery points, as well as the timing of satisfaction of certain events. We may recognize changes in fair value through earnings that could significantly impact our results of operations if and when such uncertainties are resolved.

Commissioning volumes

Prior to substantial completion of a Train, amounts received from the sale of commissioning volumes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train and are necessary activities to bring the asset to the condition for its intended use. During the three and six months ended June 30, 2026, we realized offsets to LNG terminal costs of $31 million and $78 million, respectively, corresponding to 3 and 9 TBtu, respectively, of LNG as compared to $7 million and $55 million, respectively, corresponding to 1 and 6 TBtu, respectively, of LNG in the same periods of 2025 that were related to the sale of commissioning volumes associated with the Corpus Christi Stage 3 Project.

Additional liquefaction capacities

The Corpus Christi Stage 3 Project and CCL Midscale Trains 8 & 9 Project are currently under construction and are expected to add over 15 mtpa of operational liquefaction capacity, inclusive of estimated debottlenecking opportunities, once all Trains reach substantial completion, of which over 6 mtpa is still under construction as of June 30, 2026. As of June 30, 2026, the first six Trains of the Corpus Christi Stage 3 Project were in operation, while as of June 30, 2025, only the first Train of the Corpus Christi Stage 3 Project was in operation. The operation and maintenance of these Trains and increased LNG volumes produced are expected to result in higher revenues and operating costs and expenses. However, prior to the commencement of long-term SPAs associated with these volumes, the additional volumes will be sold by our integrated marketing function at prevailing market prices. Additionally, potential expansion projects that increase the amount of LNG volumes produced, including those discussed above in Disciplined Accretive Growth, would also be expected to result in higher revenues and operating costs and expenses.

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

The table below provides a summary of our available liquidity (in millions). Future material sources of liquidity are discussed below.

June 30, 2026
Cash and cash equivalents (1)	$1,099
Current restricted cash and cash equivalents (1)	420
Available commitments under our credit facilities (2):
SPL Revolving Credit Facility	871
CQP Revolving Credit Facility	1,000
CCH Credit Facility	1,510
CCH Revolving Credit Facility	825
Cheniere Revolving Credit Facility	1,750
Total available commitments under our credit facilities	5,956

Total available liquidity	$7,475

(1)Amounts presented include $443 million of cash and cash equivalents and $23 million of restricted cash and cash equivalents held by our consolidated VIE, all of which were related to CQP, as discussed in Note 6—Non-Controlling Interests and Variable Interest Entities of our Notes to Consolidated Financial Statements.
(2)Available commitments represent total commitments less loans outstanding and letters of credit issued under each of our credit facilities as of June 30, 2026. See Note 8—Debt of our Notes to Consolidated Financial Statements for additional information on our credit facilities and other debt instruments.

Our liquidity position subsequent to June 30, 2026 will be driven by future sources of liquidity and future cash requirements. For a discussion of our future sources and uses of liquidity, see the liquidity and capital resources disclosures in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 31, 2025.

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

Corpus Christi LNG Terminal Expansion

The following table summarizes the project completion and construction status of the Corpus Christi Stage 3 Project and the CCL Midscale Trains 8 & 9 Project as of June 30, 2026:

	Corpus Christi Stage 3 Project	CCL Midscale Trains 8 & 9 Project
Overall project completion percentage	98.4%	48.3%
Completion percentage of:
Engineering	99.8%	91.5%
Procurement	100.0%	69.9%
Subcontract work	98.0%	53.4%
Construction	96.0%	6.7%
Date of expected substantial completion	2H 2026 (1)	2H 2028

(1)As of June 30, 2026, substantial completions of the first six of seven midscale Trains of the Corpus Christi Stage 3 Project have been achieved.

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

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$2,658	$2,059
Net cash used in investing activities	(1,927)	(1,575)
Net cash used in financing activities	(793)	(1,653)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	(3)	(4)
Net decrease in cash, cash equivalents and restricted cash and cash equivalents	$(65)	$(1,173)
Operating Cash Flows

The $599 million increase between the periods was primarily related to increased cash receipts from the sale of LNG cargoes due to higher revenue from higher production volume, optimization activities and global LNG pricing, as explained above in Results of Operations, and to a lesser extent, an increase from changes in net working capital in the current period as compared to prior period due to differences in timing of payments to suppliers and cash collections from the sale of LNG cargoes. Partially offsetting the increased cash receipts were increased cash outflows for settlement of derivative instruments during the six months ended June 30, 2026 compared to cash provided by settlement of derivative instruments during the same period in 2025.

Investing Cash Flows

Our investing net cash outflows during the six months ended June 30, 2026 and 2025 primarily related to costs paid for the following projects, all exclusive of associated capitalized interest: (1) $829 million and $741 million, respectively, for the Corpus Christi Stage 3 Project; (2) $554 million and $547 million, respectively, for the CCL Midscale Trains 8 & 9 Project, primarily related to procurement and engineering, (3) $99 million for the SPL Expansion Project during the six months ended June 30, 2026, primarily related to procurement and work performed by Bechtel under the LNTP and (4) optimization and other site improvement projects during both periods. We expect to continue to incur capital expenditures for the Corpus Christi Stage 3 Project and the CCL Midscale Trains 8 & 9 Project as construction progresses on these projects, as well costs incurred for the early engineering and procurement for the SPL Expansion Project under the LNTP issued in May 2026.

Financing Cash Flows

The following table summarizes our financing activities (in millions):

	Six Months Ended June 30,
	2026	2025
Proceeds from issuances of debt and borrowings	$4,511	$265
Redemptions and repayments of debt and borrowings	(3,263)	(565)
Distributions to NCI	(394)	(400)
Contributions from redeemable NCI	—	49
Redemption of redeemable NCI	(136)	—
Payments related to tax withholdings for share-based compensation	(37)	(46)
Repurchase of common stock, inclusive of excise taxes paid	(1,113)	(690)
Dividends to stockholders	(233)	(223)
Other, net	(128)	(43)
Net cash used in financing activities	$(793)	$(1,653)

Proceeds from Issuances of Debt and Borrowings

The following table shows the proceeds from issuances of debt and borrowings, including intra-period activity (in millions):

	Six Months Ended June 30,
	2026	2025
Cheniere:
5.200% Senior Notes due 2036	$997	$—
6.000% Senior Notes due 2056	746	—
Cheniere Revolving Credit Facility	700	—

CQP:
2036 CQP Senior Notes	995	—
2056 CQP Senior Notes	748	—

SPL:
SPL Revolving Credit Facility	160	265

CCH:
CCH Working Capital Facility	100	—
CCH Revolving Credit Facility	65	—
Total proceeds from issuances of debt and borrowings	$4,511	$265

Redemptions and Repayments of Debt and Borrowings

The following table shows the redemptions and repayments of debt and borrowings, including intra-period activity (in millions):

	Six Months Ended June 30,
	2026	2025
Cheniere:
Cheniere Revolving Credit Facility	$(700)	$—

SPL:
5.625% Senior Secured Notes due 2025	—	(300)
5.875% Senior Secured Notes due 2026	(200)	—
2027 SPL Senior Notes	(1,500)	—
4.747% weighted average rate Senior Notes due 2037	(53)	—
SPL Revolving Credit Facility	(160)	(265)

CCH:
CCH Working Capital Facility	(100)	—
CCH Credit Facility	(550)	—
Total redemptions and repayments of debt and borrowings	$(3,263)	$(565)

Repurchase of Common Stock

During the six months ended June 30, 2026 and 2025, we paid $1.1 billion and $656 million to repurchase approximately 4.9 million and 3.0 million shares of our common stock, respectively, under our share repurchase program. Additionally, the Internal Revenue Service imposes an excise tax of 1% on the fair market value of our stock repurchases less our stock issuances, and we paid $33 million of such excise taxes during the six months ended June 30, 2025 related to our repurchases during the fiscal year 2023 and 2024 and paid $26 million of such excise taxes during the six months ended June 30, 2026 related to our repurchases during the fiscal year 2025. In February 2026, our Board approved an increase in our share repurchase authorization to approximately $10 billion from 2026 through 2030 with a $9 billion increase to the existing authorization. As of June 30, 2026, we had approximately $9.1 billion remaining under our share repurchase program.

Cash Dividends to Stockholders

During the six months ended June 30, 2026 and 2025, we paid dividends of $1.110 and $1.000 per share of common stock for a total of $233 million and $223 million, respectively.

On July 28, 2026, we declared a quarterly dividend of $0.555 per share of common stock that is payable on August 18, 2026 to stockholders of record as of the close of business on August 10, 2026.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marketing and Trading Commodity Price Risk

We have commodity contracts accounted for as derivative instruments which consist of natural gas and power supply contracts, including certain of our long-term IPM agreements for which we have not designated as NPNS, as described in Note 1—Nature of Operations and Basis of Presentation, for the commissioning and operation of the Liquefaction Projects and the SPL Expansion Project, as well as the associated economic hedges (collectively, the “Liquefaction Supply Derivatives”) and LNG contracts in which we have contractual net settlement and economic hedges on the exposure to the commodity markets in which we have contractual arrangements to purchase or sell physical LNG (collectively, “LNG Trading Derivatives”). In order to test the sensitivity of the fair value of the Liquefaction Supply Derivatives and the LNG Trading Derivatives to changes in underlying commodity prices, management modeled a 10% change in the commodity price for natural gas for each delivery location and a 10% change in the commodity price for LNG, respectively, as follows (in millions):

	June 30, 2026		December 31, 2025
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$255	$649	$2,865	$2,722
LNG Trading Derivatives	(57)	17	(17)	1

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes share repurchases for the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans (in millions) (1)
April 1-30, 2026	593,373	$261.29	593,373	$9,508
May 1-31, 2026	1,057,093	$243.80	1,057,093	$9,250
June 1-30, 2026	582,124	$235.76	582,124	$9,113
Total	2,232,590		2,232,590

(1)In February 2026, our Board approved an increase in our share repurchase authorization to approximately $10 billion from 2026 through 2030 with a $9 billion increase to the existing authorization.

ITEM 5.    OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits our directors and executive officers to enter into trading plans designed to comply with Rule 10b5-1. During the three-month period ended June 30, 2026, none of our executive officers or directors adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6.    EXHIBITS

Exhibit No.	Description
4.1
Eleventh Supplemental Indenture, dated as of June 9, 2026, among CQP, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture (incorporated by reference to Exhibit 4.1 to CQP’s Current Report on Form 8-K (SEC File No. 001-33366), filed on June 9, 2026)

4.2
Twelfth Supplemental Indenture, dated as of June 9, 2026, among CQP, the guarantors party thereto and The Bank of New York Mellon, as Trustee under the Indenture (incorporated by reference to Exhibit 4.2 to CQP’s Current Report on Form 8-K (SEC File No. 001-33366), filed on June 9, 2026)

10.1*
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Liquefaction Stage 3 Project, dated March 1, 2022, by and between CCL and Bechtel Energy, Inc.: the Change Order CO-00120 Acceleration Program Extension (Train 6 and Train 7), dated April 6, 2026 (Portions of this exhibit have been omitted)

10.2
Third Employment Agreement Amendment between the Company and Jack Fusco, dated April 2, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on April 6, 2026)

10.3
Registration Rights Agreement, dated as of June 9, 2026, among CQP, the guarantors party thereto, and BofA Securities, Inc. (incorporated by reference to Exhibit 10.1 to CQP’s Current Report on Form 8-K (SEC File No. 001-33366), filed on June 9, 2026)

10.4
Commitment Increase and Maturity Extension Agreement, dated as of June 26, 2026, among the Company, the lenders party thereto and Société Générale, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on July 2, 2026)

10.5
Revolving Credit Agreement, dated as of June 26, 2026, among CCH, CCP, Corpus Christi Pipeline GP, LLC, CCL, the lenders party thereto from time to time, the issuing banks party thereto from time to time, the swing line lenders party thereto from time to time, The Bank of Nova Scotia as Revolving Facility Agent and, solely for the purposes of Section 3.07, Société Générale as Security Trustee (incorporated by reference to Exhibit 10.1 to CCH’s Current Report on Form 8-K (SEC File No. 333-215435), filed on July 2, 2026)

10.6
Second Amendment to Second Amended and Restated Term Loan Facility Agreement, dated as of June 26, 2026, among CCH, CCP, Corpus Christi Pipeline GP, LLC, CCL and Société Générale as Term Loan Facility Agent (incorporated by reference to Exhibit 10.2 to CCH’s Current Report on Form 8-K (SEC File No. 333-215435), filed on July 2, 2026)

10.7*
Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Sabine Pass LNG Stage 5 Liquefaction Project, dated May 22, 2026, by and between SPL Stage V, LLC and Bechtel Energy Inc. (Portions of this exhibit have been omitted)

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

CHENIERE ENERGY, INC.

Date:	August 5, 2026	By:	/s/ Zach Davis
Zach Davis
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	August 5, 2026	By:	/s/ David Slack
David Slack
Senior Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)