Form 10-Q
period 2026-09-30
Cheniere Energy, Inc.
filed 2026-10-29
CIK 3570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 23, 2026, the issuer had 204,203,914 shares of Common Stock outstanding.

CHENIERE ENERGY, INC.

i

DEFINITIONS

As used in this quarterly report, the terms listed below have the following meanings:

Common Industry and Other Terms

ASU	Accounting Standards Update
Bcf/d	billion cubic feet per day
Bcfe	billion cubic feet equivalent
CAMT	corporate alternative minimum tax
DAP	delivered at place, which requires the buyer to take delivery at one or more designated receiving terminals
DOE	U.S. Department of Energy
EPC	engineering, procurement and construction
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FID	final investment decision
FOB	free-on-board, which requires the buyer to take delivery at seller’s export terminal
FTA countries	countries with which the U.S. has a free trade agreement providing for national treatment for trade in natural gas
GAAP	generally accepted accounting principles in the U.S.
Henry Hub	the final settlement price (in U.S. dollars per MMBtu) for the New York Mercantile Exchange’s Henry Hub natural gas futures contract for the month in which a relevant cargo’s delivery window is scheduled to begin
IPM agreements	integrated production marketing agreements in which the gas producer sells to us gas on a global LNG or natural gas index price, less a fixed liquefaction fee, shipping and other costs
LNG	liquefied natural gas, a product of natural gas that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state
MMBtu	million British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
mtpa	million tonnes per annum
NGA	Natural Gas Act of 1938, as amended
NCI	non-controlling interests
non-FTA countries	countries with which the U.S. does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of September 30, 2026, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

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

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
LNG revenues	$6,099	$4,302	$17,461	$14,122
Regasification revenues	34	34	102	102
Other revenues	40	105	210	302
Total revenues	6,173	4,441	17,773	14,526

Operating costs and expenses
Cost of sales (excluding operating and maintenance expense and depreciation, amortization and accretion expense shown separately below)	3,207	1,750	11,964	6,438
Operating and maintenance expense	540	447	1,598	1,479
Selling, general and administrative expense	112	81	336	296
Depreciation, amortization and accretion expense	393	338	1,146	979
Other operating costs and expenses	6	8	12	26
Total operating costs and expenses	4,258	2,624	15,056	9,218

Income from operations	1,915	1,817	2,717	5,308

Other income (expense)
Interest expense, net of capitalized interest	(285)	(236)	(827)	(702)
Interest and dividend income	21	23	56	91
Other income (expense), net	3	(5)	(37)	14
Total other expense	(261)	(218)	(808)	(597)

Income before income taxes and NCI	1,654	1,599	1,909	4,711
Less: income tax provision	168	303	193	850
Net income	1,486	1,296	1,716	3,861
Less: net income attributable to NCI	316	247	980	833
Net income attributable to Cheniere	$1,170	$1,049	$736	$3,028

Net income per share attributable to common stockholders—basic(1)	$5.67	$4.76	$3.52	$13.63
Net income per share attributable to common stockholders—diluted(1)	$5.65	$4.75	$3.51	$13.59

Weighted average number of common shares outstanding—basic	206.3	219.3	208.6	221.5
Weighted average number of common shares outstanding—diluted	206.9	219.9	209.1	222.1
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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS(1)
(in millions, except share data)
(unaudited)

	September 30,	December 31,
	2026	2025

ASSETS
Current assets
Cash and cash equivalents	$1,663	$1,099
Restricted cash and cash equivalents	393	485
Trade and other receivables, net of current expected credit losses	1,421	1,380
Inventory	722	524
Current derivative assets	106	9
Margin deposits	194	76
Prepaid expenses	96	72
Other current assets, net	118	47
Total current assets	4,713	3,692
Property, plant and equipment, net of accumulated depreciation	37,469	35,755
Operating lease assets	2,377	2,700
Deferred NPNS assets	2,178	—
Derivative assets	786	4,663
Other non-current assets, net	1,312	1,072
Total assets	$48,835	$47,882

LIABILITIES, REDEEMABLE NCI AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$420	$123
Accrued liabilities	2,069	2,081
Current debt, net of unamortized discount and debt issuance costs	1,349	306
Deferred revenue	158	150
Current operating lease liabilities	548	539
Current portion of deferred NPNS liabilities	166	—
Current derivative liabilities	402	618
Other current liabilities	124	99
Total current liabilities	5,236	3,916
Long-term debt, net of unamortized discount and debt issuance costs	22,582	22,507
Operating lease liabilities	1,822	2,163
Deferred NPNS liabilities	1,699	—
Derivative liabilities	349	1,208
Deferred tax liabilities	3,761	3,698
Other non-current liabilities	1,416	1,312
Total liabilities	36,865	34,804

Redeemable NCI	—	136

Stockholders’ equity
Preferred stock: $0.0001 par value, 5.0 million shares authorized, none issued	—	—
Common stock: $0.003 par value, 480.0 million shares authorized; 279.6 million shares and 279.2 million shares issued at September 30, 2026 and December 31, 2025, respectively	1	1
Treasury stock: 74.5 million shares and 66.8 million shares at September 30, 2026 and December 31, 2025, respectively, at cost	(10,688)	(8,852)
Additional paid-in-capital	4,616	4,523
Retained earnings	12,626	12,243
Total Cheniere stockholders’ equity	6,555	7,915
NCI	5,415	5,027
Total stockholders’ equity	11,970	12,942
Total liabilities, redeemable NCI and stockholders’ equity	$48,835	$47,882

(1)Amounts presented include balances held by our VIEs, all of which were related to CQP as of September 30, 2026, and substantially all of which were related to CQP as of December 31, 2025. As of September 30, 2026, total assets and liabilities of our VIEs were $17.4 billion and $16.9 billion, respectively, as further detailed in Note 6—Non-Controlling Interests and Variable Interest Entities, including $569 million of cash and cash equivalents and $35 million of restricted cash and cash equivalents.
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NON-CONTROLLING INTEREST
(in millions)
(unaudited)

Three and Nine Months Ended September 30, 2026
	Total Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	NCI	Total Equity	Redeemable NCI(1)
	Shares	Par Value Amount	Shares	Amount
Balance at December 31, 2025	212.4	$1	66.8	$(8,852)	$4,523	$12,243	$5,027	$12,942	$136
Net income (loss)	—	—	—	—	—	(3,502)	92	(3,410)	(2)
Dividends declared ($0.555 per common share) and dividend equivalents accrued	—	—	—	—	—	(117)	—	(117)	—
Shares repurchased, at cost and inclusive of excise taxes	(2.7)	—	2.7	(542)	—	—	—	(542)	—
Accretion of redeemable NCI(2)	—	—	—	—	—	(2)	—	(2)	2
Distributions to NCI	—	—	—	—	—	—	(202)	(202)	—
Vesting of share-based compensation awards	0.4	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	39	—	—	39	—
Issued shares withheld from employees related to share-based compensation, at cost	—	—	—	—	(36)	—	—	(36)	—
Redemption of Redeemable NCI	—	—	—	—	—	—	—	—	(136)
Balance at March 31, 2026	210.1	1	69.5	(9,394)	4,526	8,622	4,917	8,672	—
Net income	—	—	—	—	—	3,068	574	3,642	—
Dividends declared ($0.555 per common share) and dividend equivalents accrued	—	—	—	—	—	(117)	—	(117)	—
Shares repurchased, at cost and inclusive of excise taxes	(2.2)	—	2.2	(555)	—	—	—	(555)	—
Distributions to NCI	—	—	—	—	—	—	(192)	(192)	—
Share-based compensation	—	—	—	—	41	—	—	41	—
Issued shares withheld from employees related to share-based compensation, at cost	—	—	—	—	(1)	—	—	(1)	—
Balance at June 30, 2026	207.9	1	71.7	(9,949)	4,566	11,573	5,299	11,490	—
Net income	—	—	—	—	—	1,170	316	1,486	—
Dividends declared ($0.555 per common share) and dividend equivalents accrued	—	—	—	—	—	(117)	—	(117)	—
Shares repurchased, at cost and inclusive of excise taxes	(2.8)	—	2.8	(739)	—	—	—	(739)	—
Distributions to NCI	—	—	—	—	—	—	(200)	(200)	—
Share-based compensation	—	—	—	—	53	—	—	53	—
Issued shares withheld from employees related to share-based compensation, at cost	—	—	—	—	(3)	—	—	(3)	—
Balance at September 30, 2026	205.1	$1	74.5	$(10,688)	$4,616	$12,626	$5,415	$11,970	$—

(1)Redeemable NCI represents the economic interest held by a third party in one of our consolidated VIEs that was redeemable for cash under certain circumstances, including those that are outside of our control. As such, the economic interest was not a component of permanent equity on our Consolidated Balance Sheets. In January 2026, we redeemed the remaining redeemable NCI in our consolidated VIE that has an equity interest in the Gregory Power Plant, as described in Note 6—Non-Controlling Interests and Variable Interest Entities, at a price that approximated our carrying value. As of September 30, 2026, we owned 100% of the equity interest in this entity.
(2)Amount in retained earnings presented net of tax.
The accompanying notes are an integral part of these consolidated financial statements.

Three and Nine Months Ended September 30, 2025
	Total Stockholders’ Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	NCI	Total Equity	Redeemable NCI(1)
	Shares	Par Value Amount	Shares	Amount
Balance at December 31, 2024	224.0	$1	54.7	$(6,136)	$4,452	$7,382	$4,354	$10,053	$7
Net income (loss)	—	—	—	—	—	353	317	670	(2)
Dividends declared ($0.50 per common share) and dividend equivalents accrued	—	—	—	—	—	(113)	—	(113)	—
Shares repurchased, at cost and inclusive of excise taxes	(1.6)	—	1.6	(352)	—	—	—	(352)	—
Accretion of redeemable NCI(2)	—	—	—	—	—	(2)	—	(2)	2
Distributions to NCI	—	—	—	—	—	—	(200)	(200)	—
Contributions from redeemable NCI	—	—	—	—	—	—	—	—	38
Vesting of share-based compensation awards	0.4	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	40	—	—	40	—
Issued shares withheld from employees related to share-based compensation, at cost	—	—	—	—	(44)	—	—	(44)	—
Balance at March 31, 2025	222.8	1	56.3	(6,488)	4,448	7,620	4,471	10,052	45
Net income (loss)	—	—	—	—	—	1,626	273	1,899	(2)
Dividends declared ($0.50 per common share declared each on April 29, 2025 and on June 17, 2025) and dividend equivalents accrued	—	—	—	—	—	(222)	—	(222)	—
Shares repurchased, at cost and inclusive of excise taxes	(1.4)	—	1.4	(310)	—	—	—	(310)	—
Accretion of redeemable NCI(2)	—	—	—	—	—	(3)	—	(3)	4
Distributions to NCI	—	—	—	—	—	—	(200)	(200)	—
Contributions from redeemable NCI	—	—	—	—	—	—	—	—	11
Vesting of share-based compensation awards	0.1	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	37	—	—	37	—
Issued shares withheld from employees related to share-based compensation, at cost	—	—	—	—	(2)	—	—	(2)	—
Balance at June 30, 2025	221.5	1	57.7	(6,798)	4,483	9,021	4,544	11,251	58
Net income (loss)	—	—	—	—	—	1,049	250	1,299	(3)
Shares repurchased, at cost and inclusive of excise taxes	(4.4)	—	4.4	(1,028)	—	—	—	(1,028)	—
Accretion of redeemable NCI(2)	—	—	—	—	—	(3)	—	(3)	4
Distributions to NCI	—	—	—	—	—	—	(200)	(200)	—
Contributions from redeemable NCI	—	—	—	—	—	—	—	—	59
Vesting of share-based compensation awards	0.1	—	—	—	—	—	—	—	—
Share-based compensation awards	—	—	—	—	28	—	—	28	—
Issued shares withheld from employees related to share-based compensation, at cost	—	—	—	—	(4)	—	—	(4)	—
Balance at September 30, 2025	217.2	$1	62.1	$(7,826)	$4,507	$10,067	$4,594	$11,343	$118

(1)Redeemable NCI represents the economic interest held by a third party in one of our consolidated VIEs that was redeemable for cash under certain circumstances, including those that are outside of our control. As such, the economic interest was not a component of permanent equity on our Consolidated Balance Sheets. In January 2026, we redeemed the remaining redeemable NCI in our consolidated VIE that has an equity interest in the Gregory Power Plant, as described in Note 6—Non-Controlling Interests and Variable Interest Entities, at a price that approximated our carrying value. As of September 30, 2026, we owned 100% of the equity interest in this entity.
(2)Amount in retained earnings presented net of tax.
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$1,716	$3,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion expense	1,146	979
Share-based compensation expense	190	140
Reduction of right-of-use assets	419	465
Total losses (gains) on derivative instruments, net	3,015	(1,629)
Net cash provided by (used for) settlement of derivative instruments	(659)	286
Deferred taxes	(4)	1,227
Other, net	61	40
Changes in operating assets and liabilities:
Trade and other receivables	(50)	(587)
Inventory	(219)	42
Accounts payable and accrued liabilities	279	(672)
Total operating lease liabilities	(428)	(459)
Other non-current liabilities	(216)	—
Other, net	(126)	(209)
Net cash provided by operating activities	5,124	3,484

Cash flows from investing activities
Property, plant and equipment, net of proceeds from commissioning sales of LNG of $115 million and $94 million, respectively	(2,648)	(2,334)
Other, net	(37)	71
Net cash used in investing activities	(2,685)	(2,263)

Cash flows from financing activities
Proceeds from issuances of debt and borrowings	4,446	1,262
Redemptions and repayments of debt and borrowings	(3,317)	(1,617)
Distributions to NCI	(594)	(600)
Contributions from redeemable NCI	—	108
Redemption of redeemable NCI	(136)	—
Payments related to tax withholdings for share-based compensation	(40)	(50)
Repurchase of common stock, inclusive of excise taxes paid	(1,819)	(1,687)
Dividends to stockholders	(347)	(332)
Other, net	(160)	(94)
Net cash used in financing activities	(1,967)	(3,010)

Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	—	(3)

Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	472	(1,792)
Cash, cash equivalents and restricted cash and cash equivalents—beginning of period	1,584	3,190
Cash, cash equivalents and restricted cash and cash equivalents—end of period	$2,056	$1,398

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We operate natural gas liquefaction and export facilities located in Cameron Parish, Louisiana at Sabine Pass and near Corpus Christi, Texas (respectively, the “Sabine Pass LNG Terminal” and “Corpus Christi LNG Terminal”), with total expected production capacity of over 60 mtpa of LNG, inclusive of estimated debottlenecking opportunities, of which approximately 5 mtpa was under construction and the remainder was in operation as of September 30, 2026, comprised of the following:
•over 30 mtpa of total production capacity in operation from natural gas liquefaction facilities at the Sabine Pass LNG Terminal owned by CQP (the “SPL Project”). The Sabine Pass LNG Terminal also has five LNG storage tanks, vaporizers and three marine berths. CQP also owns and operates a 94-mile natural gas supply pipeline that interconnects the Sabine Pass LNG Terminal with several large interstate and intrastate pipelines (the “Creole Trail Pipeline”). As of September 30, 2026, we owned 100% of the general partner interest, a 48.6% limited partner interest and 100% of the incentive distribution rights of CQP.
•over 30 mtpa of total expected production capacity, inclusive of estimated debottlenecking opportunities, including over 25 mtpa in operation and approximately 5 mtpa under construction as of September 30, 2026, from our natural gas liquefaction facilities at the Corpus Christi LNG Terminal, of which we have 100% ownership interest. The Corpus Christi LNG Terminal also has three LNG storage tanks and two marine berths. We also own an approximately 21-mile natural gas supply pipeline that interconnects the Corpus Christi LNG Terminal with several large interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline”). The project under construction at the Corpus Christi LNG Terminal consists of two midscale Trains that is expected to add total production capacity of approximately 5 mtpa of LNG once fully completed, inclusive of estimated debottlenecking opportunities (the “CCL Midscale Trains 8 & 9 Project” and together with the existing assets at the Corpus Christi LNG Terminal and the Corpus Christi Pipeline, the “CCL Project”).
In addition to the SPL Project and the CCL Project (collectively, the “Liquefaction Projects”), we are developing expansion projects to provide additional liquefaction capacity at both the Sabine Pass LNG Terminal and the Corpus Christi LNG Terminal and are commercializing to support the additional liquefaction capacity associated with these potential expansion projects. At the Sabine Pass LNG Terminal, we are developing a two-phased expansion adjacent to the SPL Project, inclusive of three liquefaction trains and supporting infrastructure, with an expected total peak production capacity of up to approximately 20 mtpa of LNG, inclusive of estimated debottlenecking opportunities (the “SPL Expansion Project”). In May 2026, SPL Stage V entered into a lump sum, turnkey EPC contract with Bechtel Energy, Inc. for the first phase of the SPL Expansion Project and has commenced early engineering and procurement pursuant to the limited notices to proceed issued. Additionally, at the Corpus Christi LNG Terminal, we are developing a further expansion adjacent to the CCL Project in a phased approach, inclusive of four liquefaction trains and supporting infrastructure, with an expected total peak production capacity of up to 24 mtpa of LNG, inclusive of estimated debottlenecking opportunities (the “CCL Expansion Project”). These projects or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, regulatory approvals and acceptable commercial and financing arrangements before our board of directors (our “Board”) makes a positive FID.

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

Results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2026.

Accounting for Derivative Instruments

In June 2026, we designated the NPNS scope exception under Accounting Standards Codification Topic 815, Derivatives and Hedging, for certain IPM agreements providing for natural gas deliveries along the U.S. Gulf Coast. This designation

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
comprised approximately 73% of total fixed minimum contractual IPM agreement volumes at the designation date. The remaining 27% of such total volumes was comprised of agreements for which deliveries occur upstream of our liquefaction facilities and were excluded from the NPNS designation. The NPNS exception is available for contracts that are expected to be physically settled and used or sold in the normal course of business, which is consistent with our intended purpose to consume the delivered physical natural gas to produce LNG. Our designation considered increased observable U.S. Gulf Coast third-party physical natural gas market activity involving contracts indexed to global LNG or natural gas prices, among other factors, in evaluating whether the pricing mechanism is consistent with the economics of the underlying physical market. Following the NPNS designation, physical natural gas purchases under these agreements are no longer remeasured at fair value through earnings. Amounts are recognized under the applicable inventory and cost-of-sales guidance as the natural gas is received, consumed in the production process and the related LNG is sold. The estimated fair values of these agreements as of the designation date were established as the new cost basis and are being amortized into cost of sales on a systematic basis over the remaining expected terms of the agreements. Because recognition is based on the timing and volume of contract deliveries, the amounts recognized in any reporting period are expected to vary and are not expected to follow a linear pattern. These non-cash amounts reflect the amortization of deferred gains and losses established at the designation date rather than changes in current-period market prices. If it is determined that the contracts designated as NPNS no longer meet the scope exception, the contracts would be recorded at fair value and any gains and losses would be immediately recognized in earnings.

As a result of the designation, the carrying amounts of the NPNS-designated agreements were reclassified on our Consolidated Balance Sheets as of the designation date from current derivative assets, derivative assets, current derivative liabilities and derivative liabilities as follows (in millions):

New Consolidated Balance Sheets Location	Amount Reclassified
Other current assets	$68
Deferred NPNS assets	2,195
Current portion of deferred NPNS liabilities	(174)
Deferred NPNS liabilities	(1,740)
Total deferred NPNS assets and liabilities	$349

The following table presents management’s current estimated net (increase) reduction to cost of sales from the amortization of the remaining balance of the deferred NPNS assets and liabilities as of the designation date (in millions), which is based on estimated recognition periods of contractual delivery schedules as of the Balance Sheet date and may change if contract volumes, delivery timing, or contract modifications differ from current expectations:

Years Ending December 31,	Estimated net (increase) reduction to cost of sales from amortization of deferred NPNS assets and liabilities
2026(1)	$56
2027	100
2028	101
2029	85
2030	56
Thereafter	(747)
Total estimated amortization	$(349)

(1)For the three and nine months ended September 30, 2026, we recorded a net reduction to cost of sales from amortization of $26 million and $31 million, respectively.

Prior to the designation date, we recognized $2.2 billion of derivative losses during the nine months ended September 30, 2026 and derivative gains of $598 million and $1.5 billion for the three and nine months ended September 30, 2025, respectively, for the designated agreements.

Recent Accounting Standards

ASU 2024-03

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, as clarified by ASU No. 2025-01 in January 2025. This guidance requires disaggregated disclosures about certain income statement expense line

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
items on an annual and interim basis. We continue to evaluate the impact of the provisions of this guidance on our disclosures, but plan to adopt this guidance prospectively and conform with the disclosure requirements when it becomes mandatorily effective for our annual report for the year ending December 31, 2027.

NOTE 2—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses, consisted of the following (in millions):

	September 30,	December 31,
	2026	2025
Trade receivables
SPL and CCL	$591	$755
Cheniere Marketing	790	472
Other subsidiaries	8	10
Total trade receivables	1,389	1,237
Other receivables
SPL and CCL	26	54
Other subsidiaries	6	89
Total other receivables	32	143
Total trade and other receivables, net of current expected credit losses	$1,421	$1,380

Upon collection of our receivables by SPL and CCL, cash will be immediately restricted for the payment of liabilities related to the Liquefaction Projects.

NOTE 3—INVENTORY

Inventory consisted of the following (in millions):

	September 30,	December 31,
	2026	2025
Materials	$300	$275
LNG in-transit	255	102
LNG	125	84
Natural gas	16	33
Other	26	30
Total inventory	$722	$524

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 4—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	September 30,	December 31,
	2026	2025
Terminal and related assets
Terminal and interconnecting pipeline facilities	$41,313	$38,422
Land	1,001	745
Construction-in-process	3,243	4,096
Accumulated depreciation	(9,450)	(8,434)
Total terminal and related assets, net of accumulated depreciation	36,107	34,829
Assets under finance leases
Marine assets	1,605	1,060
Accumulated depreciation	(309)	(199)
Total assets under finance leases, net of accumulated depreciation	1,296	861
Other assets
Other assets	273	260
Accumulated depreciation	(207)	(195)
Total other assets, net of accumulated depreciation	66	65
Property, plant and equipment, net of accumulated depreciation	$37,469	$35,755

The following table shows depreciation expense and offsets to terminal assets (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation expense	$391	$337	$1,140	$973
Sales proceeds earned from commissioning sales of LNG offset to terminal assets(1)	28	47	106	102

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis, distinguished by the fair value hierarchy levels prescribed by GAAP (in millions):

	Fair Value Measurements as of
	September 30, 2026				December 31, 2025
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)(1)	$—	$(52)	$317	$265	$—	$(37)	$2,902	$2,865
LNG Trading Derivatives liability	—	(148)	—	(148)	—	(17)	—	(17)
FX Derivatives asset (liability)	—	24	—	24	—	(2)	—	(2)

(1)As described in Note 1—Nature of Operations and Basis of Presentation, in June 2026, we designated the NPNS scope exception for certain IPM agreements. As a result, these agreements ceased to be accounted for as derivative instruments, with the then-current carrying amounts of the related derivative assets and liabilities reclassified to the applicable financial statement line items described in Note 1—Nature of Operations and Basis of Presentation. These agreements are therefore no longer included in the fair value amounts presented as of September 30, 2026. As of December 31, 2025, these agreements had a fair value of $2.5 billion, classified as an asset within Level 3 of the fair value hierarchy. Accordingly, the reduction in Level 3 fair value balances between the periods reflects, in part, the exclusion of these agreements following the June 2026 NPNS designation, in addition to market movements, settlements and other fair value activity.

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

In developing our volatility assumptions, we acknowledge that the global LNG industry is inherently influenced by events such as unplanned supply constraints, geopolitical incidents, unusual climate events including drought and uncommonly mild, by historical standards, winters and summers, and real or threatened disruptive operational impacts to global energy infrastructure. Our current estimate of volatility includes the impact of otherwise rare events unless we believe market participants would exclude such events on account of their assertion that those events were specific to our company and deemed within our control. As applicable to our natural gas supply contracts, our fair value estimates incorporate market participant-based assumptions pertaining to certain contractual uncertainties, including those related to the availability of market information for delivery points. We may recognize changes in fair value through earnings that could significantly impact our results of operations if and when such uncertainties are resolved.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The Level 3 fair value measurements of our natural gas positions within the Liquefaction Supply Derivatives could be impacted by a change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for the Level 3 Liquefaction Supply Derivatives as of September 30, 2026:

	Net Fair Value Asset (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average(1)
Liquefaction Supply Derivatives	$317	Market approach incorporating present value techniques	Henry Hub basis spread	$(2.078) - $0.275 / $(0.098)
		Option pricing model	International LNG pricing spread, relative to Henry Hub(2)	81% - 453% / 189%

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Spread contemplates U.S. dollar-denominated pricing.

Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of the Liquefaction Supply Derivatives.

The following table shows the changes in the fair value of the Level 3 Liquefaction Supply Derivatives (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance, beginning of period	$306	$(10)	$2,902	$(801)
Realized and change in fair value gains (losses) included in net income(1):
Included in cost of sales, existing deals(2)	(35)	413	(2,691)	786
Included in cost of sales, new deals(3)	(38)	(3)	120	(13)
Purchases and settlements:
Purchases(4)	—	—	—	—
Settlements(5)	83	190	334	623
Transfers out of level 3(6)	1	(1)	1	(6)
Agreements designated as NPNS and no longer measured at fair value on a recurring basis(7)	—	—	(349)	—
Balance, end of period	$317	$589	$317	$589
Favorable (unfavorable) changes in fair value relating to instruments still held at the end of the period	$(73)	$410	$(313)	$773

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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Commodity Derivatives

We hold Liquefaction Supply Derivatives, which are indexed to Henry Hub, global LNG or other natural gas price indices. As of September 30, 2026, the remaining fixed terms of the Liquefaction Supply Derivatives ranged up to approximately 15 years, some of which commence or accelerate upon the satisfaction of certain events.

Cheniere Marketing has historically entered into, and may from time to time enter into, LNG transactions that provide for contractual net settlement. Such transactions are accounted for as LNG Trading Derivatives along with financial commodity contracts in the form of swaps or futures. The terms of LNG Trading Derivatives range up to approximately one year.

The following table shows the total net notional amounts of our Commodity Derivatives:

	September 30, 2026		December 31, 2025
	Liquefaction Supply Derivatives(1)	LNG Trading Derivatives	Liquefaction Supply Derivatives(1) (2)	LNG Trading Derivatives
Notional amount, net (in TBtu)	9,052	111	12,218	39

(1)Inclusive of amounts under contracts that commence or accelerate upon the satisfaction of certain events and exclusive of unexercised extension options as of both September 30, 2026 and December 31, 2025.
(2)Includes 4,266 TBtu of Liquefaction Supply Derivatives that were designated as NPNS in June 2026, which resulted in these agreements being no longer accounted for as derivative instruments as of the designation date. See Note 1—Nature of Operations and Basis of Presentation for further discussion.

The following table shows the effect and location of our Commodity Derivatives recorded on our Consolidated Statements of Operations (in millions):

		Gain (Loss) Recognized in Consolidated Statements of Operations
	Consolidated Statements of Operations Location(1)	Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
LNG Trading Derivatives	LNG revenues	$45	$96	$(719)	$373
LNG Trading Derivatives	Cost of sales	(2)	(67)	(32)	(64)
Liquefaction Supply Derivatives(2)	LNG revenues	—	—	1	2
Liquefaction Supply Derivatives(2)(3)	Cost of sales	40	636	(2,306)	1,373

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

FX Derivatives

Cheniere Marketing holds FX Derivatives to protect against the volatility in future cash flows attributable to changes in international currency exchange rates. The FX Derivatives are executed primarily to economically hedge the foreign currency exposure arising from cash flows received for both physical and financial LNG transactions that are denominated in a currency other than the U.S. dollar. The terms of FX Derivatives range up to approximately one year.
The total net notional amount of our FX Derivatives was $1.5 billion and $783 million as of September 30, 2026 and December 31, 2025, respectively.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the effect and location of our FX Derivatives recorded on our Consolidated Statements of Operations (in millions):

		Gain (Loss) Recognized in Consolidated Statements of Operations
	Consolidated Statements of Operations Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
FX Derivatives	LNG revenues	$20	$6	$41	$(55)

Consolidated Balance Sheets Presentation

The following table shows the fair value and location of our derivative instruments on our Consolidated Balance Sheets (in millions):

	September 30, 2026
	Liquefaction Supply Derivatives	LNG Trading Derivatives	FX Derivatives	Total
Consolidated Balance Sheets Location
Current derivative assets	$73	$14	$19	$106
Derivative assets	781	—	5	786
Total derivative assets	854	14	24	892

Current derivative liabilities	(252)	(150)	—	(402)
Derivative liabilities	(337)	(12)	—	(349)
Total derivative liabilities	(589)	(162)	—	(751)

Derivative asset (liability), net	$265	$(148)	$24	$141

	December 31, 2025
	Liquefaction Supply Derivatives	LNG Trading Derivatives	FX Derivatives	Total
Consolidated Balance Sheets Location
Current derivative assets	$7	$1	$1	$9
Derivative assets	4,663	—	—	4,663
Total derivative assets	4,670	1	1	4,672

Current derivative liabilities	(597)	(18)	(3)	(618)
Derivative liabilities	(1,208)	—	—	(1,208)
Total derivative liabilities	(1,805)	(18)	(3)	(1,826)

Derivative asset (liability), net	$2,865	$(17)	$(2)	$2,846

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table reconciles the fair value of our derivative assets and liabilities on a gross basis, by contract, to net amounts as presented on our Consolidated Balance Sheets after offsetting for any balances with the same counterparty under master netting arrangements or other relevant netting criteria under GAAP (in millions):

	Liquefaction Supply Derivatives	LNG Trading Derivatives	FX Derivatives

As of September 30, 2026
Gross assets	$1,447	$38	$27
Offsetting amounts	(593)	(24)	(3)
Net assets(1)	$854	$14	$24

Gross liabilities	$(626)	$(171)	$—
Offsetting amounts	37	9	—
Net liabilities(2)	$(589)	$(162)	$—

As of December 31, 2025
Gross assets	$5,688	$2	$2
Offsetting amounts	(1,018)	(1)	(1)
Net assets(1)	$4,670	$1	$1

Gross liabilities	$(1,855)	$(54)	$(5)
Offsetting amounts	50	36	2
Net liabilities(2)	$(1,805)	$(18)	$(3)

(1)Includes current and non-current derivative assets of $106 million and $786 million, respectively, as of September 30, 2026 and $9 million and $4,663 million, respectively, as of December 31, 2025.
(2)Includes current and non-current derivative liabilities of $402 million and $349 million, respectively, as of September 30, 2026 and $618 million and $1,208 million, respectively, as of December 31, 2025.

The table below shows the collateral balances that are recorded within margin deposits and other current liabilities that are not otherwise offset against derivative assets and liabilities on our Consolidated Balance Sheets (in millions):

	Consolidated Balance Sheets Location	September 30,	December 31,
		2026	2025
Liquefaction Supply Derivatives	Margin deposits	$19	$20
Liquefaction Supply Derivatives	Other current liabilities	—	(3)
LNG Trading Derivatives	Margin deposits	175	56
LNG Trading Derivatives	Other current liabilities	—	(5)

NOTE 6—NON-CONTROLLING INTERESTS AND VARIABLE INTEREST ENTITIES

Our consolidated VIEs’ assets and liabilities all related to CQP as of September 30, 2026 and substantially all related to CQP as of December 31, 2025. We own a 48.6% limited partner interest in CQP, and we also own all of the 2% general partner interest and 100% of the incentive distribution rights in CQP. The remaining 49.4% non-controlling limited partner interest in CQP is held by affiliates of Blackstone Inc. and Brookfield Asset Management, Inc. as well as the public.

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

	September 30,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$569	$182
Restricted cash and cash equivalents	35	22
Trade and other receivables, net of current expected credit losses	327	512
Inventory	165	186
Current derivative assets	3	—
Margin deposits	10	11
Prepaid expenses	50	42
Other current assets, net	3	13
Total current assets	1,162	968

Property, plant and equipment, net of accumulated depreciation	15,087	15,397
Operating lease assets	73	77
Deferred NPNS assets	669	—
Derivative assets	1	541
Other non-current assets, net	400	287
Total assets	$17,392	$17,270

LIABILITIES
Current liabilities
Accounts payable	$97	$58
Accrued liabilities	738	1,000
Current debt, net of unamortized discount and debt issuance costs	112	306
Deferred revenue	144	119
Current operating lease liabilities	5	5
Current portion of deferred NPNS liabilities	103	—
Current derivative liabilities	84	164
Other current liabilities	9	11
Total current liabilities	1,292	1,663

Long-term debt, net of unamortized discount and debt issuance costs	14,283	14,161
Operating lease liabilities	71	73
Deferred NPNS liabilities	1,055	—
Derivative liabilities	42	900
Other non-current liabilities	144	159
Total liabilities	$16,887	$16,956

NOTE 7—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	September 30,	December 31,
	2026	2025
Natural gas purchases	$1,055	$1,209
Interest costs and debt fees	316	219
Compensation and benefits	208	215
Tax-related liabilities	207	90
Terminal and related asset costs	169	306
Other accrued liabilities	114	42
Total accrued liabilities	$2,069	$2,081

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 8—DEBT
Debt consisted of the following (in millions):

	September 30,	December 31,
	2026	2025
SPL:
Senior Secured Notes:
5.875% due 2026	$—	$200
5.00% due 2027	—	1,500
4.200% due 2028	1,350	1,350
4.500% due 2030	2,000	2,000
due 2037 with weighted average rate of 4.749% and 4.747% at September 30, 2026 and December 31, 2025, respectively(1)	1,623	1,730
Total SPL Senior Secured Notes	4,973	6,780
Revolving credit and guaranty agreement (the “SPL Revolving Credit Facility”)	—	—
Total debt - SPL	4,973	6,780

CQP:
Senior Notes:
4.500% due 2029	1,500	1,500
4.000% due 2031	1,500	1,500
3.25% due 2032	1,200	1,200
5.950% due 2033	1,400	1,400
5.750% due 2034	1,200	1,200
5.550% due 2035	1,000	1,000
5.350% due 2036 (the “2036 CQP Senior Notes”)(2)	1,000	—
6.050% due 2056 (the “2056 CQP Senior Notes”)(2)	750	—
Total CQP Senior Notes	9,550	7,800
Revolving credit and guaranty agreement (the “CQP Revolving Credit Facility”)	—	—
Total debt - CQP	9,550	7,800

CCH:
Senior Secured Notes:
5.125% due 2027	1,201	1,201
3.700% due 2029	1,125	1,125
3.788% weighted average rate due 2039(1)	2,539	2,539
Total CCH Senior Secured Notes	4,865	4,865
Term loan facility agreement (the “CCH Credit Facility”)	—	550
Working capital facility agreement (the “CCH Working Capital Facility”)	—	—
Revolving credit agreement (the “CCH Revolving Credit Facility”)	—	—
Total debt - CCH	4,865	5,415

Cheniere:
Senior Notes:
4.625% due 2028	1,500	1,500
5.650% due 2034	1,500	1,500
5.200% due 2036 (the “2036 Cheniere Senior Notes”)(3)	1,000	—
6.000% due 2056 (the “2056 Cheniere Senior Notes”)(3)	750	—
Total Cheniere Senior Notes	4,750	3,000
Revolving credit agreement (the “Cheniere Revolving Credit Facility”)	—	—
Total debt - Cheniere	4,750	3,000

Total debt	24,138	22,995

Current debt, net of unamortized discount and debt issuance costs(1)	(1,349)	(306)
Unamortized discount and debt issuance costs	(207)	(182)
Total long-term debt, net of unamortized discount and debt issuance costs	$22,582	$22,507

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

Credit Facilities

Below is a summary of our committed credit facilities outstanding as of September 30, 2026 (in millions):

	SPL Revolving Credit Facility	CQP Revolving Credit Facility	CCH Credit Facility(2)	CCH Revolving Credit Facility(3)	Cheniere Revolving Credit Facility(4)
Total facility size	$1,000	$1,000	$3,260	$1,000	$1,250
Incremental commitments	—	—	—	—	500
Less:
Outstanding balance	—	—	—	—	—
Commitments prepaid or terminated	—	—	1,750	—	—
Letters of credit issued	127	—	—	110	—
Available commitment	$873	$1,000	$1,510	$890	$1,750

Priority ranking	Senior secured	Senior unsecured	Senior secured	Senior secured	Senior unsecured
Interest rate on available balance(1)	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.0% - 1.75% or base rate plus 0.0% - 0.75%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.125% - 2.0% or base rate plus 0.125% - 1.0%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.5% or base rate plus 0.5%	SOFR plus margin of 0.75% - 1.5% or base rate plus 0.0% - 0.5%	SOFR plus margin of 1.075% - 2.00% or base rate plus 0.075% - 1.00%
Commitment fees on undrawn balance(1)	0.075% - 0.30%	0.10% - 0.30%	0.525%	0.06% - 0.20%	0.090% - 0.300%
Letter of credit fees(1)	1.0% - 1.75%	1.125% - 2.0%	N/A	0.75% - 1.5%	1.075% - 2.00%
Maturity date	June 23, 2028	June 23, 2028	August 28, 2028	June 26, 2031	August 1, 2031

(1)The margins on the interest rate, the commitment fees and the letter of credit fees are subject to change based on the applicable entity’s credit rating. The interest rate and the commitment fees of the Cheniere Revolving Credit Facility are also based on the achievement of certain methane emissions management standards.
(2)During the nine months ended September 30, 2026, we prepaid $550 million of outstanding borrowings under the CCH Credit Facility using proceeds from the issuance of the 2036 Cheniere Senior Notes and 2056 Cheniere Senior Notes and canceled $1.2 billion of unused commitments. In June 2026, CCH entered into an amendment to the CCH Credit Facility to, among other things, extend the availability period for disbursements of term loans to December 31, 2027.
(3)In June 2026, CCH entered into the CCH Revolving Credit Facility, which amended and restated the CCH Working Capital Facility to, among other things, decrease the aggregate commitments by $500 million, extend the maturity date by approximately four years and reduce the rates applicable to its interest and fees.
(4)In June 2026, we entered into a Commitment Increase and Maturity Extension Agreement for the Cheniere Revolving Credit Facility to increase the aggregate commitments by $500 million and extend the maturity date by one year.

Restrictive Debt Covenants

The agreements governing our and our subsidiaries’ indebtedness contain customary terms and events of default and certain covenants that, among other things, may limit our and our subsidiaries’ ability to make certain investments or pay dividends or distributions. For example, SPL and CCH are restricted from making distributions under agreements governing

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
their respective indebtedness generally until, among other requirements, appropriate reserves have been established for debt service using cash or letters of credit and a historical and projected debt service coverage ratio of at least 1.25:1.00 is satisfied.
As of September 30, 2026, we were, and each of our subsidiaries was, in compliance with all covenants related to our respective debt agreements.

Interest Expense

Total interest expense, net of capitalized interest, consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total interest cost	$326	$301	$965	$894
Capitalized interest	(41)	(65)	(138)	(192)
Total interest expense, net of capitalized interest	$285	$236	$827	$702

Fair Value Disclosures

As of September 30, 2026 and December 31, 2025, the estimated fair value of our senior notes was $22.8 billion and $22.3 billion, respectively, of which $2.9 billion and $3.1 billion, respectively, were classified as Level 3 since these senior notes were valued by applying an unobservable illiquidity adjustment to the price derived from trades or indicative bids of instruments with similar terms, maturities and credit standing. The remainder of the fair value of our senior notes was classified as Level 2, based on prices derived from trades or indicative bids of the instruments.

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

Future annual minimum lease payments for operating and finance leases as of September 30, 2026 are as follows (in millions):

Years Ending December 31,	Operating Leases	Finance Leases
2026	$174	$53
2027	626	205
2028	425	207
2029	315	208
2030	300	208
Thereafter	1,031	958
Total lease payments(1)	2,871	1,839
Less: Interest	(501)	(454)
Present value of lease liabilities	$2,370	$1,385

(1)Does not include approximately $6.0 billion of legally binding minimum payments for leases executed as of September 30, 2026 that will commence in future periods, consisting primarily of vessel charters with fixed minimum lease terms of up to 15 years.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the weighted-average remaining lease term and the weighted-average discount rate for our operating leases and finance leases:

	September 30, 2026		December 31, 2025
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	7.1	9.4	7.4	8.5
Weighted-average discount rate(1)	5.2%	6.2%	5.2%	6.6%

(1)The weighted average discount rate is impacted by certain finance leases that commenced prior to the adoption of the current leasing standard under GAAP. In accordance with previous accounting guidance, the implied rate is based on the fair value of the underlying assets.

The following table includes other quantitative information for our operating and finance leases (in millions):

	Nine Months Ended September 30,
	2026	2025
Right-of-use assets obtained in exchange for operating lease liabilities	$95	$408
Right-of-use assets obtained in exchange for finance lease liabilities	545	472

LNG Vessel Subleases

We sublease certain LNG vessels under charter to third parties while retaining our existing obligation to the original lessor. All of our sublease arrangements have been assessed as operating leases. The following table shows the sublease income recognized in other revenues on our Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fixed income	$2	$25	$26	$66
Variable income	3	14	42	36
Total sublease income	$5	$39	$68	$102

Future annual minimum sublease payments to be received from LNG vessel subleases as of September 30, 2026 are as follows (in millions):

Years Ending December 31,	Sublease Payments
2026	$13
2027	6
Total sublease payments	$19

NOTE 10—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues from contracts with customers
LNG revenues (excluding net derivative gain (loss) below)	$6,034	$4,200	$18,138	$13,802
Regasification revenues	34	34	102	102
Other revenues(1)	29	59	120	185
Total revenues from contracts with customers	6,097	4,293	18,360	14,089
Net derivative gain (loss) (see Note 5)	65	102	(677)	320
Sublease income (see Note 9)	5	39	68	102
Other revenues	6	7	22	15
Total revenues	$6,173	$4,441	$17,773	$14,526

(1)Includes revenues from LNG vessel subcharters that do not qualify as leases for accounting purposes.

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
For the three and nine months ended September 30, 2026 and 2025, we did not have any material revenue arrangements that were presented within our Consolidated Statements of Operations on a net basis.

Contract Assets and Liabilities

The following table shows our contract assets, net of current expected credit losses, which are included in other current assets, net and other non-current assets, net on our Consolidated Balance Sheets (in millions):

	September 30,	December 31,
	2026	2025
Contract assets, net of current expected credit losses	$422	$424

The following table reflects the changes in our contract liabilities, which are included in deferred revenue and other non-current liabilities on our Consolidated Balance Sheets (in millions):

Nine Months Ended September 30, 2026
Balance, beginning of period	$272
Cash received but not yet recognized in revenue	136
Revenue recognized from prior period deferral	(140)
Balance, end of period	$268

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration, which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	September 30, 2026		December 31, 2025
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years)(1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years)(1)
LNG revenues	$111.9	9	$107.7	8
Regasification revenues	0.3	2	0.4	2
Total revenues	$112.2		$108.1

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

The following table summarizes the percentage of variable consideration earned under contracts with customers included in the table above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
LNG revenues	73%	64%	73%	67%
Regasification revenues	8%	8%	8%	8%

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 11—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions, all in the ordinary course of business, as reported on our Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Other revenues
Operating agreement and construction management agreement with equity method investee(1)	$—	$—	$—	$1

Cost of sales
Natural gas transportation and storage agreements with equity method investees(1)	1	—	1	—

Operating and maintenance expense
Natural gas transportation and storage agreements with equity method investees(1)	13	8	32	24
Natural gas transportation and storage agreements with other related party(2)	—	—	—	28

(1)On February 13, 2025, we sold all of our equity interests in one of our equity method investments to a third party. Additionally, we assigned certain operating and construction management agreements to the purchaser of such interests. Included in the table above are $1 million of other revenues and $1 million of operating and maintenance expense from the investee during the nine months ended September 30, 2025.
(2)These arrangements were with a party that was related to the entity that indirectly owns a portion of CQP’s limited partner interests. Due to the sale of such interests by that entity effective May 13, 2025, this party is no longer considered a related party as of that date.

We had a related party balance of $5 million and $3 million that was recorded within accrued liabilities on our Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, respectively.

NOTE 12—INCOME TAXES

We recorded an income tax provision of $168 million and $193 million during the three and nine months ended September 30, 2026, respectively, and an income tax provision of $303 million and $850 million for the same periods of 2025, which was calculated using the annual effective tax rate method.

Our effective tax rate was 10.2% and 10.1% during the three and nine months ended September 30, 2026, respectively, as compared to 18.9% and 18.0% for the same periods of 2025. Our effective tax rate decreased between the comparable periods primarily due to a change in the proportion of our pre-tax income attributable to CQP, which is partially not taxable to us, and increased Foreign Derived Deduction Eligible Income (“FDDEI”) deduction. For all periods presented, the effective tax rate was lower than the 21.0% statutory rate primarily due to CQP’s income that is partially not taxable to us, with the FDDEI deduction further reducing the effective tax rate for the three and nine months ended September 30, 2026.
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

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table provides a reconciliation of net income attributable to common stockholders and basic and diluted weighted average common shares outstanding (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income attributable to Cheniere	$1,170	$1,049	$736	$3,028
Less: accretion of redeemable NCI, net of tax	—	4	2	10
Net income attributable to common stockholders	$1,170	$1,045	$734	$3,018

Weighted average common shares outstanding:
Basic	206.3	219.3	208.6	221.5
Dilutive unvested stock	0.6	0.6	0.5	0.6
Diluted	206.9	219.9	209.1	222.1

Net income per share attributable to common stockholders—basic(1)	$5.67	$4.76	$3.52	$13.63
Net income per share attributable to common stockholders—diluted(1)	$5.65	$4.75	$3.51	$13.59

(1)Earnings per share in the table may not recalculate exactly due to rounding because it is calculated based on whole numbers, not the rounded numbers presented.

In October 2026, we declared a quarterly dividend of $0.625 per share of common stock that is payable on November 17, 2026 to stockholders of record as of the close of business on November 9, 2026.

NOTE 14—SHARE REPURCHASE PROGRAMS

The following table presents information with respect to common stock repurchased under our share repurchase program (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total shares repurchased	2.81	4.37	7.69	7.37
Weighted average price paid per share	$260.52	$233.14	$236.43	$227.05
Total cost of repurchases(1)	$731	$1,018	$1,818	$1,674

(1)Amount excludes associated commission fees and excise taxes incurred, which are excluded costs under the repurchase program.

In February 2026, our Board approved an increase in our share repurchase authorization to approximately $10 billion from 2026 through 2030 with a $9 billion increase to the existing authorization. As of September 30, 2026, we had approximately $8.4 billion remaining under our share repurchase program. Under the share repurchase authorization, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the Securities and Exchange Commission and other applicable legal requirements. The timing and amount of any shares of Cheniere’s common stock that are repurchased under the share repurchase authorization will be determined by Cheniere’s management based on market conditions and other factors. The share repurchase authorization does not obligate Cheniere to acquire any particular amount of common stock, and may be modified, suspended or discontinued at any time or from time to time at Cheniere’s discretion.

NOTE 15—SEGMENT INFORMATION AND CUSTOMER CONCENTRATION

We have determined that we operate as a single operating and reportable segment. The measure of profit and loss regularly provided to the chief operating decision maker (“CODM”) that is most consistent with GAAP is net income attributable to Cheniere, as presented in our Consolidated Statements of Operations. This measure contributes to the CODM’s assessment of performance and resource allocation, which includes monitoring of budget versus actual results, establishing compensation and deciding on capital allocation priorities. Significant expenses regularly provided to the CODM, and included

CHENIERE ENERGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
in the measure of profit and loss, are cost of sales, operating and maintenance expense and selling, general and administrative expense, as reported in our Consolidated Statements of Operations. Also provided regularly to the CODM are changes in the fair value of our derivative instruments, which are inclusive of significant noncash items, which were $432 million in gains and $2.1 billion in losses for the three and nine months ended September 30, 2026, respectively, and $574 million and $1.5 billion in gains for the same periods of 2025, respectively. Interest income, which is included in interest and dividend income on our Consolidated Statements of Operations, was $20 million and $54 million for the three and nine months ended September 30, 2026, respectively, and $23 million and $88 million for the same periods of 2025, respectively.

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

	Percentage of Total Revenues from Contracts with External Customers				Percentage of Trade Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2026	2025	2026	2025	2026	2025
Customer A	*	*	*	*	13%	15%
Customer B	14%	*	10%	*	*	*
Customer C	11%	*	*	*	*	*

* Less than 10%

NOTE 16—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of substantive cash flow information (in millions):

	Nine Months Ended September 30,
	2026	2025
Cash paid during the period for interest on debt, net of amounts capitalized	$664	$640
Cash paid for income taxes, net of refunds(1)	36	415
Non-cash investing and financing activities(2):
Unpaid purchases of property, plant and equipment(3)	178	241
Unpaid excise tax on stock repurchased during the year	17	15
Unpaid repurchase of common stock	25	20

(1)Income taxes paid during the nine months ended September 30, 2025 included $380 million of CAMT that was subsequently refunded in December 2025.
(2)Reflects unpaid portion, as of the end of each period, of assets and liabilities recognized during the respective periods.
(3)Net of proceeds not yet collected from commissioning sales of LNG of $4 million and $8 million, respectively.
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

As of September 30, 2026, we were the largest producer of LNG in the U.S. and the second largest LNG operator globally, based on the total production capacity of our natural gas liquefaction facilities. Our total production capacity is expected to be over 60 mtpa of LNG, inclusive of estimated debottlenecking opportunities, of which approximately 5 mtpa was under construction and the remainder was in operation as of September 30, 2026, comprised of the following:

•over 30 mtpa of total production capacity in operation from natural gas liquefaction facilities located in Cameron Parish, Louisiana at Sabine Pass (the “SPL Project”). We own and operate the SPL Project and export facility (the “Sabine Pass LNG Terminal”), one of the largest LNG production facilities in the world, through our ownership interest in and management agreements with CQP, which is a publicly traded limited partnership. As of September 30, 2026, we owned 100% of the general partner interest, a 48.6% limited partner interest and 100% of the incentive distribution rights of CQP. The Sabine Pass LNG Terminal also has five LNG storage tanks with aggregate capacity of approximately 17 Bcfe and vaporizers with regasification capacity of approximately 4 Bcf/d, as well as three marine berths, two of which can accommodate vessels with nominal capacity of up to 266,000 cubic meters and the third berth, which can accommodate vessels with nominal capacity of up to 200,000 cubic meters. We also own and operate through CQP a 94-mile natural gas supply pipeline that interconnects the Sabine Pass LNG Terminal with several large interstate and intrastate pipelines (the “Creole Trail Pipeline”).

•over 30 mtpa of total expected production capacity, inclusive of estimated debottlenecking opportunities, including over 25 mtpa in operation and approximately 5 mtpa under construction as of September 30, 2026, from our natural gas liquefaction and export facility located near Corpus Christi, Texas (the “Corpus Christi LNG Terminal”), of which we have 100% ownership interest. The Corpus Christi LNG Terminal also has three LNG storage tanks with aggregate capacity of approximately 10 Bcfe and two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters. We also own and operate through CCP an approximately 21-mile natural gas supply pipeline that interconnects the Corpus Christi LNG Terminal with several large interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline”). The project under construction at the Corpus Christi LNG Terminal consists of two midscale Trains that is expected to add total production capacity of approximately 5 mtpa of LNG once fully completed, inclusive of estimated debottlenecking opportunities (the “CCL Midscale Trains 8 & 9 Project” and together with the existing assets at the Corpus Christi LNG Terminal and the Corpus Christi Pipeline, the “CCL Project”).

Our long-term counterparty arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows, and include SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and long-term IPM agreements, in which a gas producer sells natural gas to us on a global LNG or natural gas index price, less a fixed liquefaction fee, shipping and other costs. The SPAs also have a variable fee component, which is primarily indexed to Henry Hub and generally structured to cover the cost of natural gas purchases, transportation and liquefaction fuel consumed to produce LNG. Since we procure most of our feedstock for LNG production from the U.S., the structure of these contracts helps limit our exposure to fluctuations in U.S. natural gas prices. Through our SPAs and long-term IPM agreements currently in effect, with approximately 15 years of weighted average remaining life as of September 30, 2026, we have contracted approximately 95% of the total anticipated production from the SPL Project and the CCL Project (collectively, the “Liquefaction Projects”) through the mid-2030s, excluding volumes from contracts with terms less than 10 years and volumes from SPAs that are conditional on additional liquefaction capacity beyond what is currently in construction or operation, subject to unilateral waiver by us. LNG produced by the Liquefaction Projects that is not contracted under long-term contracts is available for Cheniere Marketing, our integrated marketing function, to sell in the global market under spot sales or other short-term agreements.

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

We have increased available liquefaction capacity at our Liquefaction Projects as a result of debottlenecking and other optimization projects. We believe these factors provide a foundation for additional growth in our portfolio of customer contracts in the future. We hold significant land positions at both the Sabine Pass LNG Terminal and the Corpus Christi LNG Terminal, which provide opportunity for further liquefaction capacity expansion. We are developing a two-phased expansion adjacent to the SPL Project, inclusive of three liquefaction trains and supporting infrastructure, with an expected total peak production capacity of up to approximately 20 mtpa of LNG, inclusive of estimated debottlenecking opportunities (the “SPL Expansion Project”). The first phase is expected to include one liquefaction train, a boil-off gas re-liquefaction unit and related infrastructure and tie-ins to the existing Sabine Pass LNG Terminal. Inclusive of estimated debottlenecking opportunities, the first phase is expected to have total production capacity of over 6 mtpa of LNG. As discussed below, we have advanced certain commercialization, financing, engineering and procurement activities for the first phase. Additionally, we are developing a further expansion adjacent to the CCL Project in a phased approach, inclusive of four liquefaction trains and supporting infrastructure, with an expected total peak production capacity of up to 24 mtpa of LNG, inclusive of estimated debottlenecking opportunities (the “CCL Expansion Project”).

Our activities, including our expansion activities, are highly regulated and require regulatory approvals at various stages, including approvals of the FERC and DOE under Sections 3 and 7 of the NGA, as well as several other material governmental and regulatory approvals and permits. The progression of our expansion projects is dependent on receiving all regulatory approvals required within the respective stages. See our annual report on Form 10-K for the fiscal year ended December 31, 2025 for further discussion of the regulations under federal, state and local statutes, rules, regulations and laws to which we are subject and associated risk factors relating to regulations. The production capacity of our expansion projects is anticipated based on capacity, scale, location and infrastructure, as well as subject to regulatory review and approval, and may change based on design considerations, engagement with contractors and other factors. The expected production capacity is further subject to adjustment for planned maintenance, production reliability, potential overdesign and debottlenecking opportunities.

Our expansion projects and any future expansions at our sites require, among other things, regulatory approvals and acceptable commercial and financing arrangements before we make a positive FID. Risks associated with cost overruns and delays in the completion of our expansion projects are described in the risk factors of our annual report on Form 10-K for the fiscal year ended December 31, 2025.

The following table summarizes pre-FID development efforts and certain key milestones associated with the SPL Expansion Project and the CCL Expansion Project:

		SPL Expansion Project	CCL Expansion Project
	Expected total peak production capacity of LNG	Up to ~ 20 mtpa	Up to 24 mtpa

Milestone
Regulatory	FERC authorizations:
	Final environmental impact statement	✓	(1)
	Order under Section 3 of NGA	Pending	Pending
	Certification to commence construction	Pending	Pending
DOE export authorization:
	FTA countries	✓	✓
	Non-FTA countries	Pending	Pending

Commercialization and Other Contracting	Definitive SPAs and IPM agreements	Secured – first phase(2)	Progressing
	Financing	Commitments obtained – first phase(3)	(4)
	Definitive full-scope EPC contract	Executed – first phase(5)

Target Milestone	FID	2026/2027 – first phase	2027/2028 – first phase

✓ indicates that the applicable regulatory approval or development milestone has been received or completed, as applicable, and may remain subject to conditionality

(1)In September 2026, we received a draft environmental impact statement from the FERC relating to the CCL Expansion Project.
(2)Commercial support for the SPL Expansion Project and the CCL Expansion Project includes definitive agreements entered into by project entities and affiliates, including agreements available for assignment or novation to the applicable project entity.

(3)We have obtained commitments for a term loan credit facility to finance the construction costs of the first phase of the SPL Expansion Project that are not expected to be funded with available cash. Closing and funding under the financing remain subject to customary conditions, including the issuance of a positive FID with respect to the first phase of the SPL Expansion Project.
(4)If we reach a positive FID with respect to the applicable phase of the CCL Expansion Project, we currently expect to fund a portion of the related construction costs through borrowings under available committed facilities and/or additional indebtedness.
(5)In May 2026, SPL Stage V entered into a lump sum, turnkey EPC contract with Bechtel Energy, Inc. (“Bechtel”) for the first phase of the SPL Expansion Project and has commenced early engineering and procurement pursuant to the limited notices to proceed (“LNTPs”) issued.

Overview of Significant Events

Our significant events since January 1, 2026 and through the filing date of this Form 10-Q include the following:

Strategic

Growth
•In September 2026, we received a final environmental impact statement from the FERC relating to the SPL Expansion Project.
•In June 2026, we received authorization from the FERC to increase the LNG production capacity of the previously-authorized project consisting of seven midscale Trains (the “Corpus Christi Stage 3 Project”) and the CCL Midscale Trains 8 & 9 Project by approximately 5 mtpa in aggregate.
•In May 2026, SPL Stage V entered into a lump sum, turnkey EPC contract with Bechtel for the first phase of the SPL Expansion Project and has commenced early engineering and procurement pursuant to the LNTPs issued.
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

Commercialization
•In October 2026, SPL and CCL entered into long-term LNG SPAs with QatarEnergy to supply in aggregate up to 4 mtpa of LNG on an FOB basis beginning in the early 2030s through 2054, with 1 mtpa subject to, among other things, a positive FID with respect to the first phase of the SPL Expansion Project.
•In September 2026, Cheniere Marketing entered into a long-term LNG SPA with Petrobras to supply 0.8 mtpa of LNG on an FOB basis for 22 years.
•In February 2026, Cheniere Marketing entered into its second long-term LNG SPA with CPC Corporation, Taiwan (“CPC”), under which CPC has agreed to purchase up to approximately 1.2 mtpa of LNG from Cheniere Marketing on a DAP basis from 2026 through 2050.

Operational

•As of October 23, 2026, approximately 5,120 cumulative LNG cargoes totaling over 350 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Projects.
•In March, June and August 2026, substantial completions of Trains 5, 6 and 7, respectively, of the Corpus Christi Stage 3 Project were achieved.

Financial

•In June 2026, we entered into the following debt transactions concurrently:
◦We entered into a Commitment Increase and Maturity Extension Agreement for the Cheniere Third Amended and Restated Revolving Credit Agreement (the “Cheniere Revolving Credit Facility”) to increase the aggregate commitments by $500 million to $1.75 billion and extend the maturity date by one year;
◦CCH entered into the $1.0 billion CCH Revolving Credit Agreement (the “CCH Revolving Credit Facility”), which amended and restated the previous working capital facility agreement (the “CCH Working Capital Facility”) to, among other things, decrease the aggregate commitments by $500 million, extend the maturity date by approximately four years and reduce the rates applicable to its interest and fees; and
◦CCH entered into an amendment to the Second Amended and Restated Term Loan Facility Agreement (the “CCH Credit Facility”) to, among other things, extend the availability period for disbursements of term loans to December 31, 2027.
•In June 2026, CQP issued and sold $1.0 billion aggregate principal amount of 5.350% Senior Notes due 2036 (the “2036 CQP Senior Notes”) and $750 million aggregate principal amount of 6.050% Senior Notes due 2056 (the “2056 CQP Senior Notes”), and a portion of the net proceeds were used to fully redeem $1.5 billion aggregate principal amount of SPL’s 5.00% Senior Secured Notes due 2027 (the “2027 SPL Senior Notes”), as well as for general corporate purposes, including funding a portion of the LNTPs related to the first phase of the SPL Expansion Project.
•In March 2026, Cheniere issued and sold $1.0 billion aggregate principal amount of 5.200% Senior Notes due 2036 (the “2036 Cheniere Senior Notes”) and $750 million aggregate principal amount of 6.000% Senior Notes due 2056 (the “2056 Cheniere Senior Notes”), and a portion of the net proceeds was used to prepay $550 million of CCH’s outstanding borrowings under the CCH Credit Facility. Concurrently, we canceled $600 million of unused commitments under the CCH Credit Facility, and in May 2026, we canceled an additional $600 million of unused commitments.
•In October 2026, S&P Global Ratings upgraded its rating of CCH’s senior secured notes from BBB+ to A- with a stable outlook.
•In February 2026, Moody’s Ratings (“Moody’s”) upgraded its rating of Cheniere’s senior unsecured notes from Baa3 to Baa2 with a stable outlook. Moody’s also upgraded its rating of CCH’s senior secured notes from Baa2 to Baa1 with a stable outlook.
•In February 2026, our board of directors (our “Board”) approved an increase in our share repurchase authorization to approximately $10 billion from 2026 through 2030 with a $9 billion increase to the existing authorization.
•During the three and nine months ended September 30, 2026, we accomplished the following pursuant to our capital allocation priorities:
◦We repurchased approximately 2.8 million and 7.7 million shares of our common stock, respectively, as part of our share repurchase program for approximately $731 million and $1.8 billion, respectively.
◦SPL repaid $54 million and $307 million aggregate principal amount of its senior notes, respectively, exclusive of amounts refinanced, as noted above.
◦We paid dividends of $0.555 and $1.665 per share of common stock, respectively.
◦We continued to invest in accretive organic growth, including our investments in the Corpus Christi Stage 3 Project, the CCL Midscale Trains 8 & 9 Project, the SPL Expansion Project and the Gregory Power Plant, a natural gas-fired combined cycle facility located in San Patricio County, Texas, as further described under Investing Cash Flows in Sources and Uses of Cash within Liquidity and Capital Resources.

Results of Operations

Consolidated results of operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except per share data)	2026	2025	Variance	2026	2025	Variance
Revenues
LNG revenues	$6,099	$4,302	$1,797	$17,461	$14,122	$3,339
Regasification revenues	34	34	—	102	102	—
Other revenues	40	105	(65)	210	302	(92)
Total revenues	6,173	4,441	1,732	17,773	14,526	3,247

Operating costs and expenses
Cost of sales (excluding operating and maintenance expense and depreciation, amortization and accretion expense shown separately below)	3,207	1,750	1,457	11,964	6,438	5,526
Operating and maintenance expense	540	447	93	1,598	1,479	119
Selling, general and administrative expense	112	81	31	336	296	40
Depreciation, amortization and accretion expense	393	338	55	1,146	979	167
Other operating costs and expenses	6	8	(2)	12	26	(14)
Total operating costs and expenses	4,258	2,624	1,634	15,056	9,218	5,838

Income from operations	1,915	1,817	98	2,717	5,308	(2,591)

Other income (expense)
Interest expense, net of capitalized interest	(285)	(236)	(49)	(827)	(702)	(125)
Interest and dividend income	21	23	(2)	56	91	(35)
Other income (expense), net	3	(5)	8	(37)	14	(51)
Total other expense	(261)	(218)	(43)	(808)	(597)	(211)

Income before income taxes and NCI	1,654	1,599	55	1,909	4,711	(2,802)
Less: income tax provision	168	303	(135)	193	850	(657)
Net income	1,486	1,296	190	1,716	3,861	(2,145)
Less: net income attributable to NCI	316	247	69	980	833	147
Net income attributable to Cheniere	$1,170	$1,049	$121	$736	$3,028	$(2,292)

Net income per share attributable to common stockholders—basic	$5.67	$4.76	$0.91	$3.52	$13.63	$(10.11)
Net income per share attributable to common stockholders—diluted	$5.65	$4.75	$0.90	$3.51	$13.59	$(10.08)

Volumes loaded and recognized from the Liquefaction Projects(1)

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
(in TBtu)	Operational	Commissioning	Total	Operational	Commissioning	Total
Volumes loaded during the current period	683	2	685	2,034	11	2,045
Volumes loaded during the prior period but recognized during the current period	71	1	72	23	1	24
Less: volumes loaded during the current period and in transit at the end of the period	(61)	—	(61)	(61)	—	(61)
Total volumes recognized in the current period(1)	693	3	696	1,996	12	2,008

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
(in TBtu)	Operational	Commissioning	Total	Operational	Commissioning	Total
Volumes loaded during the current period	579	7	586	1,731	13	1,744
Volumes loaded during the prior period but recognized during the current period	32	—	32	39	—	39
Less: volumes loaded during the current period and in transit at the end of the period	(30)	(1)	(31)	(30)	(1)	(31)
Total volumes recognized in the current period(1)	581	6	587	1,740	12	1,752

(1)For certain delivered LNG sales, volumes recognized as revenue may differ from loaded volumes due to normal transit-related consumption and losses, including boil-off gas and vessel heel.

Components of LNG revenues and corresponding LNG volumes recognized

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Variance	2026	2025	Variance
LNG revenues (in millions):
LNG from the Liquefaction Projects sold under third party long-term agreements(1)	$4,027	$3,481	$546	$12,373	$10,824	$1,549
LNG from the Liquefaction Projects sold by our integrated marketing function under short-term agreements(2)	1,876	630	1,246	5,082	2,593	2,489
LNG procured from third parties(2)	70	38	32	486	188	298
Net derivative gain (loss)	65	102	(37)	(677)	320	(997)
Other revenues	61	51	10	197	197	—
Total LNG revenues	$6,099	$4,302	$1,797	$17,461	$14,122	$3,339

Volumes recognized in LNG revenues (in TBtu)(3):
LNG from the Liquefaction Projects sold under third party long-term agreements(1)	574	525	49	1,644	1,537	107
LNG from the Liquefaction Projects sold by our integrated marketing function under short-term agreements(2)	119	56	63	352	203	149
LNG procured from third parties(2)	4	3	1	40	18	22
Total volumes recognized in LNG revenues(3)	697	584	113	2,036	1,758	278

(1)Long-term agreements include agreements with an initial tenor of 12 months or more.
(2)Includes volumes sold under short-term agreements and a portion of volumes sold from natural gas procured under long-term IPM agreements.
(3)For certain delivered LNG sales, volumes recognized as revenue may differ from loaded volumes due to normal transit-related consumption and losses, including boil-off gas and vessel heel.

Net income attributable to Cheniere

Net income attributable to Cheniere increased by $121 million and decreased by $2.3 billion during the three and nine months ended September 30, 2026, respectively, as compared to the same periods of 2025.

The increase between the three month periods was primarily due to:
•$417 million increase in revenues, net of cost of sales and excluding changes in fair value of agreements accounted for as derivative instruments, from increased production volumes, largely due to additional Trains of the Corpus Christi Stage 3 Project in operation during 2026 as well as from the higher proportion of our cargoes sold at prices indexed to global LNG or natural gas benchmarks; and
•$135 million favorable change in income tax provision as further described below under the caption Income tax provision; partially offset by:
•$197 million total increase in operating and maintenance expense, depreciation expense and interest expense, net of capitalized interest, primarily as a result of additional Trains of the Corpus Christi Stage 3 Project in operation; and
•$142 million of unfavorable changes in the fair value of agreements accounted for as derivative instruments (before tax and the impact of NCI), primarily due to $654 million of favorable fair value changes recognized on our long-term IPM agreements in 2025 that did not recur in 2026 due to our NPNS designation in June 2026 because these agreements were no longer subject to recurring fair value measurement, as further described below, partially offset by $470 million of favorable fair value changes recognized between the periods on our derivatives related to financial positions to economically hedge the purchase and sale of physical LNG.

The decrease between the nine month periods was primarily due to:
•$3.6 billion of unfavorable changes in the fair value of agreements accounted for as derivative instruments (before tax and the impact of NCI), largely associated with our long-term IPM agreements prior to the NPNS designation in June 2026, as further described below. The changes in the fair value of our long-term IPM agreements reflected $2.3 billion of losses recognized in the nine months ended September 30, 2026 due, in part, to geopolitical uncertainties and instabilities discussed below in Significant factors affecting our results of operations, compared with $1.5 billion of gains recognized in the same period of 2025; and
•$411 million total increase in operating and maintenance expense, depreciation expense and interest expense, net of capitalized interest, primarily as a result of additional Trains of the Corpus Christi Stage 3 Project in operation; partially offset by:
•$1.3 billion increase in revenues, net of cost of sales and excluding changes in fair value of agreements accounted for as derivative instruments, from increased production volume due to additional Trains of the Corpus Christi Stage 3 Project in operation during 2026 as well as from contributions from optimization activities and the higher proportion of our cargoes sold at prices indexed to global LNG or natural gas benchmarks, and $370 million in certain excise tax credits recognized in the first quarter of 2026; and
•$657 million favorable change in income tax provision as further described below under the caption Income tax provision.

In June 2026, we designated the NPNS scope exception under Accounting Standards Codification Topic 815, Derivatives and Hedging, for certain IPM agreements providing for natural gas deliveries along the U.S. Gulf Coast. This designation comprised approximately 73% of total fixed minimum contractual IPM agreement volumes at the designation date. The remaining 27% of such total volumes was comprised of agreements for which deliveries occur upstream of our liquefaction facilities and were excluded from the NPNS designation. The NPNS exception is available for contracts that are expected to be physically settled and used or sold in the normal course of business, which is consistent with our intended purpose to consume the delivered physical natural gas to produce LNG. Our designation considered increased observable U.S. Gulf Coast third-party physical natural gas market activity involving contracts indexed to global LNG or natural gas prices, among other factors, in evaluating whether the pricing mechanism is consistent with the economics of the underlying physical market. Following the NPNS designation, physical natural gas purchases under these agreements are no longer remeasured at fair value through earnings. Amounts are recognized under the applicable inventory and cost-of-sales guidance as the natural gas is received, consumed in the production process and the related LNG is sold. The estimated fair values of these agreements as of the designation date were established as the new cost basis and are being amortized into cost of sales on a systematic basis over the remaining expected terms of the agreements. Because recognition is based on the timing and volume of contract deliveries, the amounts recognized in any reporting period are expected to vary and are not expected to follow a linear pattern. These non-cash amounts reflect the amortization of deferred gains and losses established at the designation date rather than changes in current-period market prices. If it is determined that the contracts designated as NPNS no longer meet the scope exception, the contracts would be recorded at fair value and any gains and losses would be immediately recognized in earnings.

The following is an expanded discussion of the material drivers of the variance in net income attributable to Cheniere:

Revenues

The $1.7 billion and $3.2 billion increases in total revenues during the three and nine months ended September 30, 2026, respectively, as compared to the same periods of 2025 were primarily attributable to $1.4 billion and $3.3 billion increases in LNG revenues, respectively, due to higher volumes of LNG and higher pricing per MMBtu, primarily as a result of increased global LNG prices between both the three and nine month periods, and additionally due to an increase in U.S. natural gas prices between the nine month periods.

Operating costs and expenses

The $1.6 billion and $5.8 billion increases in total operating costs and expenses during the three and nine months ended September 30, 2026, respectively, as compared to the same periods of 2025 were primarily attributable to:
•$551 million and $3.5 billion, respectively, of unfavorable changes in the fair value of agreements accounted for as derivative instruments recognized in cost of sales, of which $598 million and $3.7 billion, respectively, related to the long-term IPM agreements designated as NPNS in June 2026, as further described above under the caption Net income attributable to Cheniere. The unfavorable variance between the three month periods was primarily attributable to favorable fair value changes recognized on these agreements in 2025 that did not recur following the NPNS designation, because these agreements were no longer subject to recurring fair value measurement. The unfavorable variance between the nine month periods also reflected losses recognized on these agreements prior to the NPNS designation in June 2026, compared with gains recognized in the same period of 2025, due in part to changes in global LNG pricing dynamics associated with geopolitical uncertainties and instabilities discussed below;
•$749 million and $2.1 billion increases, respectively, in the cost of natural gas feedstock, due to increased volume of LNG delivered between both the three and nine month periods, and additionally due to an increase in U.S. natural gas prices between the nine month periods;
•$93 million and $119 million increases, respectively, in operating and maintenance expense and $55 million and $167 million increases, respectively, in depreciation, amortization and accretion expense primarily as a result of additional Trains of the Corpus Christi Stage 3 Project in operation; partially offset by:
•$370 million reduction to cost of sales from the recognition of certain excise tax credits during the nine months ended September 30, 2026, as further discussed in the Liquidity and Capital Resources section of our annual report on Form 10-K for the fiscal year ended December 31, 2025.

Income tax provision

The $135 million favorable variance in income tax provision during the three months ended September 30, 2026 as compared to the same period of 2025 was primarily attributable to the decrease in our effective tax rate, as further described below. The $657 million favorable variance in income tax provision during the nine months ended September 30, 2026 as compared to the same period of 2025 was primarily attributable to a lower income tax expense due to a $2.8 billion decrease in pre-tax income as well as the decrease in our effective tax rate, as further described below.

Our effective tax rate was 10.2% and 10.1% for the three and nine months ended September 30, 2026, respectively, as compared to 18.9% and 18.0% during the same periods of 2025, respectively. Our effective tax rate decreased between the comparable periods primarily due to a change in the proportion of our pre-tax income attributable to CQP, which is partially not taxable to us, and increased Foreign Derived Deduction Eligible Income (“FDDEI”) deduction. For all periods presented, the effective tax rate was lower than the 21.0% statutory rate primarily due to CQP’s income that is partially not taxable to us, with the FDDEI deduction further reducing the effective tax rate for the three and nine months ended September 30, 2026.

Net income attributable to NCI

Net income attributable to NCI during the three and nine months ended September 30, 2026 increased $69 million and $147 million, respectively, as compared to the same periods of 2025 due to $133 million and $286 million increases in CQP’s consolidated net income, respectively, primarily from higher margins from favorable pricing effects associated with LNG volumes delivered during the comparable periods, partially offset by unfavorable changes in the fair value of agreements accounted for as derivative instruments between the nine month periods.

Significant factors affecting our results of operations

Below are significant factors that affect our results of operations.

Gains and losses on derivative instruments

Derivative instruments, which we use to manage certain risks, are reported at fair value in our Consolidated Financial Statements unless they qualify for, and we designate, an applicable scope exception under Accounting Standards Codification Topic 815, including the NPNS scope exception.

As discussed above under Net income attributable to Cheniere, we designated the NPNS scope exception in June 2026 for certain IPM agreements previously accounted for as derivative instruments. Those agreements are no longer subject to recurring fair value adjustments and the market-driven earnings variability will be mitigated for those contracts that would have otherwise been marked-to-market in the absence of such designation.

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

Commissioning volumes

Prior to substantial completion of a Train, amounts received from the sale of commissioning volumes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train and are necessary activities to bring the asset to the condition for its intended use. During the three and nine months ended September 30, 2026, we realized offsets to LNG terminal costs of $28 million and $106 million, respectively, corresponding to 3 and 12 TBtu, respectively, of LNG as compared to $47 million and $102 million, respectively, corresponding to 6 and 12 TBtu, respectively, of LNG in the same periods of 2025 that were related to the sale of commissioning volumes associated with the Corpus Christi Stage 3 Project.

Additional liquefaction capacities

The CCL Midscale Trains 8 & 9 Project is currently under construction and is expected to add approximately 5 mtpa of operational liquefaction capacity, inclusive of estimated debottlenecking opportunities, once all Trains reach substantial completion. As of September 30, 2026, all seven Trains of the Corpus Christi Stage 3 Project were in operation, while as of September 30, 2025, only the first two Trains of the Corpus Christi Stage 3 Project were in operation. The operation and maintenance of these Trains and increased LNG volumes produced are expected to result in higher revenues and operating costs and expenses. However, prior to the commencement of long-term SPAs associated with these volumes, the additional volumes will be sold by our integrated marketing function at prevailing market prices. Additionally, potential expansion projects that increase the amount of LNG volumes produced, including those discussed above in Disciplined Accretive Growth, would also be expected to result in higher revenues and operating costs and expenses.

Geopolitical uncertainties and instabilities

Global natural gas and LNG markets continue to experience supply constraints, liquefaction capacity limitations, shipping and transit disruptions affecting key global LNG trade routes and heightened geopolitical uncertainty in key producing and consuming regions. These conditions may contribute to continued volatility in global natural gas and LNG prices and fluctuations in regional price differentials. While our long-term contractual arrangements provide a significant degree of stability to our cash flows, a portion of our results remains exposed to changes in global natural gas and LNG prices and regional price differentials, including through LNG volumes sold under short-term agreements, optimization activities and certain derivative instruments. Accordingly, the extent to which favorable global LNG pricing and regional price differentials contributed to our results during 2026 may not recur in future periods, and changes in these market conditions could have either a favorable or unfavorable effect on our future results of operations and cash flows.

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

The table below provides a summary of our available liquidity (in millions). Future material sources of liquidity are discussed below.

September 30, 2026
Cash and cash equivalents(1)	$1,663
Restricted cash and cash equivalents(1)	393
Available commitments under our credit facilities(2):
SPL Revolving Credit Facility	873
CQP Revolving Credit Facility	1,000
CCH Credit Facility	1,510
CCH Revolving Credit Facility	890
Cheniere Revolving Credit Facility	1,750
Total available commitments under our credit facilities	6,023

Total available liquidity	$8,079

(1)Amounts presented include $569 million of cash and cash equivalents and $35 million of restricted cash and cash equivalents held by our consolidated VIE, all of which were related to CQP, as discussed in Note 6—Non-Controlling Interests and Variable Interest Entities of our Notes to Consolidated Financial Statements.
(2)Available commitments represent total commitments less loans outstanding and letters of credit issued under each of our credit facilities as of September 30, 2026. Additionally, we have secured commitments for a term loan credit facility to finance the construction costs of the first phase of the SPL Expansion Project, as discussed above in Overview, and to amend and extend the maturity of our $2.0 billion of aggregate revolving credit facilities at CQP and SPL, including the reallocation of $250 million in commitments from the SPL Revolving Credit Facility to the CQP Revolving Credit Facility. See Note 8—Debt of our Notes to Consolidated Financial Statements for additional information on our credit facilities and other debt instruments.

Our liquidity position subsequent to September 30, 2026 will be driven by future sources of liquidity and future cash requirements. For a discussion of our future sources and uses of liquidity, see the liquidity and capital resources disclosures in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 31, 2025.

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

Corpus Christi LNG Terminal Expansion

The following table summarizes the project completion and construction status of the CCL Midscale Trains 8 & 9 Project as of September 30, 2026:

CCL Midscale Trains 8 & 9 Project
Overall project completion percentage	58.6%
Completion percentage of:
Engineering	95.2%
Procurement	84.9%
Subcontract work	57.9%
Construction	14.5%
Date of expected substantial completion	2H 2028

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

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$5,124	$3,484
Net cash used in investing activities	(2,685)	(2,263)
Net cash used in financing activities	(1,967)	(3,010)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	—	(3)
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	$472	$(1,792)
Operating Cash Flows

The $1.6 billion increase between the periods was primarily related to favorable changes in net operating assets and liabilities in the current period as compared to prior period, largely due to differences in timing of payments to suppliers and cash collections from the sale of LNG cargoes, and to a lesser extent, increased cash receipts from the sale of LNG cargoes due to higher revenue from higher global LNG pricing and increased production volume, as explained above in Results of Operations. Partially offsetting the increase was a decrease due to cash outflows for settlement of derivative instruments during the nine months ended September 30, 2026 compared to cash provided by settlement of derivative instruments during the same period in 2025.

Investing Cash Flows

Our investing net cash outflows during the nine months ended September 30, 2026 and 2025 primarily related to costs paid for the following projects, excluding associated capitalized interest: (1) $1.1 billion in each period for the Corpus Christi Stage 3 Project; (2) $709 million and $750 million, respectively, for the CCL Midscale Trains 8 & 9 Project, (3) $203 million for the SPL Expansion Project during the nine months ended September 30, 2026, primarily related to procurement activities and work performed by Bechtel under the LNTPs; (4) $245 million and $82 million, respectively, for the Gregory Power Plant, primarily related to procurement activities and facility enhancements to support the increased power requirements associated with additional Trains at the Corpus Christi LNG Terminal; and (5) optimization and other site improvement projects during both periods. We expect to continue to incur capital expenditures as construction progresses on the CCL Midscale Trains 8 & 9 Project, for engineering and procurement activities under the SPL Expansion Project LNTPs and for ongoing procurement activities and facility enhancements at the Gregory Power Plant.

Financing Cash Flows

The following table summarizes our financing activities (in millions):

	Nine Months Ended September 30,
	2026	2025
Proceeds from issuances of debt and borrowings	$4,446	$1,262
Redemptions and repayments of debt and borrowings	(3,317)	(1,617)
Distributions to NCI	(594)	(600)
Contributions from redeemable NCI	—	108
Redemption of redeemable NCI	(136)	—
Payments related to tax withholdings for share-based compensation	(40)	(50)
Repurchase of common stock, inclusive of excise taxes paid	(1,819)	(1,687)
Dividends to stockholders	(347)	(332)
Other, net	(160)	(94)
Net cash used in financing activities	$(1,967)	$(3,010)

Proceeds from Issuances of Debt and Borrowings

The following table shows the proceeds from issuances of debt and borrowings, including intra-period activity (in millions):

	Nine Months Ended September 30,
	2026	2025
Cheniere:
2036 Cheniere Senior Notes	$997	$—
2056 Cheniere Senior Notes	746	—
Cheniere Revolving Credit Facility	700	—

CQP:

5.550% Senior Notes due 2035	—	997
2036 CQP Senior Notes	995	—
2056 CQP Senior Notes	748	—

SPL:
SPL Revolving Credit Facility	160	265

CCH:
CCH Working Capital Facility	100	—
Total proceeds from issuances of debt and borrowings	$4,446	$1,262

Redemptions and Repayments of Debt and Borrowings

The following table shows the redemptions and repayments of debt and borrowings, including intra-period activity (in millions):

	Nine Months Ended September 30,
	2026	2025
Cheniere:
Cheniere Revolving Credit Facility	$(700)	$—

SPL:
5.625% Senior Secured Notes due 2025	—	(300)
5.875% Senior Secured Notes due 2026	(200)	(1,000)
2027 SPL Senior Notes	(1,500)	—
Senior Notes due 2037 with weighted average rate of 4.748% and 4.746%, respectively	(107)	(52)
SPL Revolving Credit Facility	(160)	(265)

CCH:
CCH Working Capital Facility	(100)	—
CCH Credit Facility	(550)	—
Total redemptions and repayments of debt and borrowings	$(3,317)	$(1,617)

Repurchase of Common Stock

During the nine months ended September 30, 2026 and 2025, we paid $1.8 billion and $1.7 billion to repurchase approximately 7.7 million and 7.4 million shares of our common stock, respectively, under our share repurchase program. Additionally, the Internal Revenue Service imposes an excise tax of 1% on the fair market value of our stock repurchases less our stock issuances, and we paid $33 million of such excise taxes during the nine months ended September 30, 2025 related to our repurchases during the fiscal year 2023 and 2024 and paid $26 million of such excise taxes during the nine months ended September 30, 2026 related to our repurchases during the fiscal year 2025. In February 2026, our Board approved an increase in our share repurchase authorization to approximately $10 billion from 2026 through 2030 with a $9 billion increase to the existing authorization. As of September 30, 2026, we had approximately $8.4 billion remaining under our share repurchase program.
Cash Dividends to Stockholders

During the nine months ended September 30, 2026 and 2025, we paid dividends of $1.665 and $1.500 per share of common stock for a total of $347 million and $332 million, respectively.

In October 2026, we declared a quarterly dividend of $0.625 per share of common stock that is payable on November 17, 2026 to stockholders of record as of the close of business on November 9, 2026.

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

	September 30, 2026		December 31, 2025
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$265	$621	$2,865	$2,722
LNG Trading Derivatives	(148)	108	(17)	1

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes share repurchases for the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans (in millions)(1)
July 1-31, 2026	1,439,148	$254.75	1,439,148	$8,746
August 1-31, 2026	574,671	$262.49	574,671	$8,596
September 1-30, 2026	793,780	$269.55	793,780	$8,382
Total	2,807,599		2,807,599

(1)In February 2026, our Board approved an increase in our share repurchase authorization to approximately $10 billion from 2026 through 2030 with a $9 billion increase to the existing authorization.

ITEM 5.    OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits our directors and executive officers to enter into trading plans designed to comply with Rule 10b5-1. During the three-month period ended September 30, 2026, none of our executive officers or directors adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1*
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Liquefaction Stage 3 Project, dated March 1, 2022, by and between CCL and Bechtel Energy, Inc.: (i) the Change Order CO-00121 Thermal Oxidizer Burner Retrofit Kits, dated May 5, 2026, (ii) the Change Order CO-00122 Installation of Backing Rings on Flanges, dated June 15, 2026, and (iii) the Change Order CO-00123 Revised Exhibit Z-2 (Prairie Tract Laydown, Prairie Parking Tract, Lake Dressen), dated June 12, 2026 (Portions of this exhibit have been omitted)

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

CHENIERE ENERGY, INC.

Date:	October 28, 2026	By:	/s/ Zach Davis
Zach Davis
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	October 28, 2026	By:	/s/ David Slack
David Slack
Senior Vice President and Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)